Form 10-Q
period 1996-03-31
HUMPHREY HOSPITALITY TRUST INC
filed 1996-05-14
CIK 929545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549








                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                        Commission File Number: 0-25060

                        HUMPHREY HOSPITALITY TRUST, INC.
             (Exact name of registrant as specified in its charter)




                    Virginia                                52-1889548
        (State or other Jurisdiction of                  (I.R.S. employer
         Incorporation or Organization)                 identification no.)

12301 Old Columbia Pike, Silver Spring MD  20904          (301) 680-4343
    (Address of principal executive offices)      (Registrant's telephone number
                   (zip code)                          including area code)



                                      N/A
              (former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days.

                                                 YES __X____ NO _______


The number of shares of Common Stock, $.01 par value, outstanding on May 13, 1996 was 2,331,700.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                     INDEX
                                                                                                                 Page Number
PART I.           Financial Information

Item 1.           HUMPHREY HOSPITALITY TRUST, INC.

                  Consolidated Balance Sheets as of March 31, 1996 (unaudited) and December 31, 1995                  3

                  Consolidated Statements of Income and Changes in Retained Earnings for the three months
                     ended March 31, 1996 and 1995 (unaudited)                                                        4

                  Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and
                     1995 (unaudited)                                                                                 5

                  Notes to Consolidated Financial Statements                                                          6

                  HUMPHREY HOSPITALITY MANAGEMENT, INC.

                  Balance Sheets as of March 31, 1996 (unaudited) and December 31, 1995                               9

                  Statements of Operations and Changes in Retained Earnings for the three months ended
                    March 31, 1996 and 1995 (unaudited)                                                              10

                  Statement of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)             11

                  Notes to Financial Statements                                                                      12

Item 2.           Management's Discussion and Analysis of Financial Condition                                        14


PART II. Other Information                                                                                           18

                  None.

SIGNATURES                                                                                                           18

Item 1.
                        Humphrey Hospitality Trust, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                                                                   March                   December
                                                                                 31, 1996                  31, 1995
                                                                                (unaudited)
                                                         ASSETS
Investment in hotel properties, net of accumulated depreciation               $19,947,458                $19,709,480
Cash and cash equivalents                                                         453,769                    168,636
Accounts receivable from Lessee                                                   548,323                  1,024,848
Deferred expenses, net of accumulated amortization                                425,563                    445,449
Replacement reserve                                                               174,509                    407,660
Other assets                                                                      146,591                    142,562
                                                                            -------------             --------------

         Total assets                                                         $21,696,213                $21,898,635
                                                                               ==========                 ==========



                                          LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Mortgage notes and bond payable                                                $8,310,200                 $8,327,000
Obligations under capital leases                                                   50,645                     56,394
Accounts payable and accrued expenses                                              57,590                     75,123
Distributions payable                                                             561,459                    561,459
                                                                            -------------              -------------

                                                                                8,979,894                  9,019,976
                                                                             ------------               ------------

Minority interest                                                               2,554,888                  2,589,150
                                                                            -------------              -------------

COMMITMENTS AND CONTINGENCIES                                                          --                         --

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                         --                         --
Common stock. $.01 par value, 25,000,000 shares
  authorized, 2,331,700 and 2,331,700 shares issued
  and outstanding                                                                  23,317                     23,317
Additional paid-in capital                                                     10,263,791                 10,263,791
Retained earnings                                                                (125,677)                     2,401
                                                                           --------------            ---------------

                                                                               10,161,431                 10,289,509
                                                                             ------------              -------------

         Total liabilities and shareholders' equity                          $ 21,696,213               $ 21,898,635
                                                                              ===========                ===========

                See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

       CONSOLIDATED STATEMENT OF INCOME AND CHANGES IN RETAINED EARNINGS

                                  (unaudited)

                                                                                   Three Months ended March 31,
                                                                                   1996                    1995
Revenue
Percentage lease revenue                                                         $833,751                  $776,663
Other revenue                                                                       7,546                       997
                                                                              -----------                 ---------

Total revenue                                                                     841,297                   777,660

Expenses
     Interest                                                                     152,316                   311,835
     Real estate and personal property taxes and insurance                         51,301                    46,824
     General and administrative                                                    72,179                    56,129
     Depreciation and amortization                                                166,381                   126,816
                                                                                ---------                ----------

Total expenses                                                                    442,177                   541,604
                                                                                ---------                ----------

Income before allocation to minority interest                                     399,120                   236,056

Income allocated to minority interest                                              84,175                    67,370
                                                                                ---------               -----------

Net income                                                                        314,945                   168,686

Retained earnings, beginning of period                                              2,401                    13,781

Distributions declared                                                            443,023                   198,255
                                                                                ---------                   -------

Accumulated deficit, end of period                                              $(125,677)                 $(15,788)
                                                                                 =========                  ========

Income per common share outstanding                                           $      0.14              $       0.13

Weighted average shares outstanding                                             2,955,050   (1)           1,849,566  (2)

(1) Includes 527,866 and 95,484 units which are redeemable on a one-for-one basis for shares of common stock at any time after November 29, 1995 and January 21, 1996, respectively. The weighted average shares outstanding calculation reflects the secondary offering that occurred on July 21, 1995.

(2) Includes 527,866 units which are redeemable on a one-for-one basis for shares of common stock after November 29, 1995.


                See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (unaudited)

                                                                                  For the three months ended March 31,
                                                                                     1996                     1995
Cash flows from operating activities
     Net income                                                                 $    314,945           $    168,686
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities
         Depreciation and amortization                                               166,381                126,816
         Income allocated to minority interest                                        84,175                 67,370
         Changes in assets and liabilities
              Decrease (increase) in accounts receivable                             476,525               (368,309)
              (Increase) decrease in other assets                                     (4,029)                 1,320
              Increase in financing cost                                                  --                (40,505)
              Decrease in accounts payable
                and accrued expenses                                                 (17,533)               (33,547)
                                                                                 -----------           ------------

                  Net cash provided by (used in) operating activities              1,020,464                (78,169)
                                                                                  ----------            -----------

Cash flows from investing activities
     Investment in hotel properties                                                 (384,473)                    --
     Deposit to replacement reserve                                                 (130,953)               (82,615)
     Interest earned on replacement reserve                                           (2,089)                    --
     Withdrawals from replacement reserve                                            366,192                     --
                                                                                     -------               --------

                  Net cash used in investing activities                             (151,323)               (82,615)
                                                                                   ---------               --------

Cash flows from financing activities
     Redemption of common stock                                                           --                 (1,000)
     Increase in line of credit                                                           --                307,300
     Distributions paid                                                                  (561,459)               (81,381)
     Principal payments on long-term debt                                            (16,800)              (613,793)
     Principal payments on capital leases                                             (5,749)                (3,638)
                                                                               -------------          -------------

                  Net cash used in  financing activities                            (584,008)              (392,512)
                                                                                -----------            ------------

              Net increase (decrease) in cash and cash equivalents                   285,133               (553,296)

Cash and cash equivalents, beginning                                                 168,636                554,203
                                                                                 -----------            -----------

Cash and cash equivalents, ending                                             $      453,769       $            907
                                                                               =============         ==============


Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                 $      152,316          $     311,835
                                                                               =============           ============

                See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996

Note 1.  Organization and Summary of Significant Accounting Policies

         Humphrey Hospitality Trust, Inc. (the "Company") was incorporated on August 23, 1994, to acquire equity interests in eight existing hotel properties. The Company is a self-administered, Virginia corporation and qualifies as a real estate investment trust (REIT) for federal income tax purposes. During the fourth quarter of 1994, the Company completed an initial public offering (IPO) of 1,321,700 shares of $.01 par value common stock. The offering price per share was $6 resulting in gross proceeds of $7,930,200. Net of underwriters discount and offering expenses, the Company received proceeds of $6,949,899.

     Upon completion of the IPO, the Company contributed substantially all of the net proceeds of the offering to Humphrey Hospitality Limited Partnership (the "Partnership") in exchange for a 71.46% general partnership interest in the Partnership. The Partnership used the proceeds from the Company to acquire an equity interest in seven existing hotel properties and a general partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership") (such interests, collectively, the Initial Hotels) and to retire certain indebtedness relating to the Initial Hotels. The Partnership acquired the Initial Hotels in exchange for (i) approximately $4.8 million in cash, (ii) 527,866 units of limited partnership interest in the Partnership ("Units") which are redeemable, subject to certain limitations, for an aggregate of 527,866 Common Shares, with a value of approximately $3.2 million based on the IPO offering price, and (iii) the assumption of approximately $15.5 million of indebtedness. James I. Humphrey, Jr. and Humphrey Associates, Inc. (the "Humphrey Affiliates") received units of limited partnership interests in the Partnership aggregating a 28.54% equity interest in the Partnership. The Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in the Subsidiary Partnership. Hotel properties are carried at the lower of cost or net realizable value. The Company began operations on November 29, 1994.

     On July 21, 1995, the Company completed a second public offering (the "Second Stock Offering") of 1,010,000 shares of common stock. The gross proceeds were $7,827,500 based on the offering price of $7.75 per share (the "Offering Price"). Net of underwriters' discount and offering expenses, the Company received proceeds of approximately $6,957,000. The Company used the proceeds to repay certain debt and through the Partnership, acquired the Days Inn hotel in Farmville, Virginia (the "Acquisition Hotel"). The Partnership acquired the Acquisition Hotel from Farmville Lodging Associates, LLC (the "LLC"), a Maryland limited liability company in which James I. Humphrey, Chairman of the Board of Directors and President of the Company, owns a 98% equity interest. The Partnership acquired the Acquisition Hotel in exchange for (i) 95,484 Units, which are redeemable, subject to certain limitations, for an aggregate of approximately 95,484 shares of common stock and (ii) assumption of approximately $1.23 million of debt secured by the Acquisition Hotel, which was repaid immediately with proceeds of the Second Stock Offering. The acquisition of the Days Inn hotel has been recorded by the Company at the affiliates historical cost which is less than net realizable value. The equity of the Acquisition Hotel, net of the portion allocated to the minority interest, has been recorded as an increase in paid-in capital. Upon completion of the Second Stock Offering, the Company currently owns a 78.91% partnership interest, and Mr. Humphrey, Humphrey Associates and the LLC collectively own a 21.09% interest in the Partnership.

Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10- Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles or those made in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The

                        Humphrey Hospitality Trust, Inc.

                                 March 31, 1996

unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

Note 2.  Distributions

         On January 29, 1996, the Company paid a $.19 per share distribution on each share of common stock outstanding (including the distribution to minority interest) for shareholders of record as of December 31, 1995. On March 12, 1996, the Company declared a $.19 per share distribution on each share of common stock outstanding on March 25, 1996. The distribution (including the distribution to minority interest) was paid on May 3, 1996.

Note 3.  Commitments and Contingencies

         Pursuant to the Humphrey Hospitality Limited Partnership Agreement, the Humphrey Affiliates received Redemption Rights, (the "Redemption Rights"), which enables them to cause the Partnership to redeem their interests in the Partnership in exchange for shares of Common Stock or for cash at the election of the Company. The Redemption Rights may be exercised by the Humphrey
Affiliates and the LLC at any time. The number of shares of Common Stock issuable to the Humphrey Affiliates and the LLC upon exercise of the Redemption Rights is 527,866, and 95,484, respectively, which was determined based on the cash value of their interests in the partnership that originally owned the Initial Hotels and the Acquisition Hotel, divided by the Offering Price of $6 and $7.75 per share, respectively. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the Humphrey Affiliates and the LLC or the shareholders of the Company.

         The Company acts as the general partner in the Partnership, which acts as a general partner in the Subsidiary Partnership and as such, is liable for all recourse debt of the partnerships to the extent not paid by the partnerships. In the opinion of management, the Company does not anticipate any losses as a result of its general partner obligations.

         The Company has entered into percentage leases relating to each of the Initial Hotels and the Acquisition Hotel with Humphrey Hospitality Management, Inc. (the "Lessee"), for a term of 10 years, with a five year renewal option at the option of the Lessee. Pursuant to the terms of the percentage leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges and is entitled to all profits from the operations of the Initial Hotels after the payment of certain specified operating expenses. Also pursuant to the terms of the Percentage Leases, the Company is required to make available to the Lessee an amount equal to 4% of room revenue on a quarterly, cumulative basis for capital improvements and refurbishments. The Company has future lease commitments from the Lessee through July 2005. Minimum future rental income under these noncancellable operating leases at December 31, 1995 is as follows:

                  Year

                  1996                                    $ 1,678,334
                  1997                                      1,678,334
                  1998                                      1,678,334
                  1999                                      1,678,334
                  2000                                      1,678,334
                  Thereafter                                6,657,059
                                                           ----------

                                                          $15,048,729

                        Humphrey Hospitality Trust, Inc.

                                 March 31, 1996


         For the three months ended March 31, 1996, the Company earned base rents of $419,587 and percentage rents of $414,164. As of March 31, 1996 approximately $548,323 was due from the Lessee. The percentage rents are based on a percentage of gross room and other revenue.

     The hotel properties are operated under franchise agreements assumed by the Lessee that have a twenty year life but may be terminated by the franchisor on a certain anniversary dates specified in the agreements. The agreements require annual payments for franchise royalties, reservation, and advertising services which are based upon percentages of gross room revenue. These fees are paid by the Lessee.

Note 4.  Mortgages and Bonds Payable

     In January 1995, approximately $6.4 million of the Company's variable rate debt was refinanced to a fixed annual percentage rate of 10.25%. The $6.4 million of debt was secured by a first mortgage on and cross collateralized by the Comfort Inns located in Solomons, Maryland; Elizabethton, Tennessee; Dahlgren, Virginia; Farmville, Virginia; and Princeton, West Virginia.

     In July 1995, the Company assumed approximately $1.23 million of debt in connection with the acquisition of the Acquisition Hotel. Proceeds from the Second Stock Offering were utilized to pay off this debt immediately after its assumption. Proceeds of the Second Stock Offering were also used to pay down approximately $4.6 million of debt and refinanced $1.75 million of debt to a fixed annual percentage rate of 8.64% from an annual percentage rate of 10.25%. The $1.75 million debt continued to be cross collateralized by a first mortgage on the Comfort Inns located in Solomons, Maryland; Elizabethton, Tennessee; Dahlgren, Virginia; Farmville, Virginia; and Princeton, West Virginia.

     Additionally, with proceeds from the Second Stock Offering, the Company paid off an unsecured line of credit from Mr. Humphrey in the approximate amount of $600,000 which had an annual interest rate of 10%.

     In August 1995, the Company refinanced approximately $2.46 million of variable rate bonds, from an approximate annual interest rate of 10.832% to a fixed annual interest rate of 8%. The debt is secured by a first mortgage on the Comfort Inn at Dublin, Virginia.

     The Company has obtained a $6.5 million line of credit from Mercantile Safe Deposit and Trust Company on April 10, 1996. The term of the credit facility is for three years with two one-year extensions at the option of the bank. The line bears interest at prime rate plus 25 basis points, presently 8.75%. The line is cross-collateralized by the Company hotels located in Elizabethton, Tennessee, Farmville, Virginia, Princeton, West Virginia, Dahlgren, Virginia, and Solomons, Maryland. The line of credit will be used to refinance approximately $1.72 million of debt and the remainder will be utilized to develop two new hotels, a 64 room Comfort Suites in Dover, Delaware and a 50 room Hampton Inn in Dublin, Virginia. The Company has executed an agreement with Humphrey Development, Inc., a company that Mr. Humphrey is the sole shareholder of, to develop the two new hotel facilities. The two new facilities are to be developed for a specific sum of $4.8 million with savings or cost overruns, if any, to be realized by Humphrey Development, Inc. All interest and construction related costs are contained within the development agreement. Upon completion of the hotels, the Company will lease the hotels to Humphrey Hospitality Management, Inc.

                     Humphrey Hospitality Management, Inc.

                                 BALANCE SHEETS

                                                                                 March 31,               December 31,
                                                                                   1996                      1995
                                                                                (unaudited)
                                                         ASSETS
CURRENT ASSETS

       Cash and cash equivalents                                               $ 629,847                $ 1,253,229
       Accounts receivable                                                       122,726                     78,585
       Prepaid expenses                                                           22,749                     17,976
                                                                              ----------                  ---------
           Total current assets                                                $ 775,322                $ 1,349,790
                                                                                 =======                ===========


                                          LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES

       Accounts payable                                                        $ 278,731                  $ 170,455
       Prepaid slip rentals - Marina                                              67,813                     38,065
       Due to affiliates                                                         574,173                  1,092,473
                                                                                --------                 ----------

           Total current liabilities                                             920,717                  1,300,993
                                                                                --------                 ----------


COMMITMENTS                                                                           --                         --

SHAREHOLDER'S EQUITY

       Common stock, $.01 par value, 1,000 shares
         authorized, 100 shares issued and outstanding                                 1                           1
       Retained earnings (deficit)                                             (145,396)                      48,796
                                                                             -----------                 -----------

           Total shareholder's earnings (deficit)                              (145,395)                      48,797
                                                                             -----------                 -----------

       Total liabilities and shareholder's equity                              $ 775,322                 $ 1,349,790
                                                                                ========                 ===========

                       See notes to financial statements.

                     Humphrey Hospitality Management, Inc.

            STATEMENT OF OPERATIONS AND CHANGES IN RETAINED EARNINGS
                                  (unaudited)

                                                                                 Three Months ended March 31,
                                                                                   1996                1995
         Revenue from hotel operations
              Room revenue                                                    $ 1,512,365         $ 1,404,111
              Telephone revenue                                                    43,069              40,914
              Slip revenue                                                         52,766              59,167
              Other revenue                                                        44,141              20,843
                                                                              -----------         -----------

                  Total revenue                                                 1,652,341           1,525,035
                                                                                ---------           ---------

         Expenses
              Salaries and wages                                                  461,046             376,469
              Room expense                                                         91,822              74,517
              Telephone                                                            37,770              31,199
              Marina expense                                                       12,749               9,332
              General and administrative                                           92,248              51,613
              Marketing and promotion                                              49,260              48,606
              Utilities                                                           112,100              96,752
              Repairs and maintenance                                              38,138              34,083
              Taxes and insurance                                                  37,534              31,236
              Management fees                                                          --              45,751
              Franchise fees                                                       80,115              74,900
              Lease payments                                                      833,751             776,663
                                                                                  -------             -------

                  Total expenses                                                1,846,533           1,651,121
                                                                                ---------           ---------

                  NET LOSS                                                       (194,192)           (126,086)

              Retained earnings (deficit), beginning of period                     48,796             (89,599)
                                                                              -----------       --------------

              Accumulated deficit, end of period                         $       (145,396)    $      (215,685)
                                                                          ===============     ================

                       See notes to financial statements.

                     Humphrey Hospitality Management, Inc.

                            STATEMENT OF CASH FLOWS

                                  (unaudited)

                                                                                  For the three Months ended March 31,
                                                                                      1996                       1995
Cash flows from operating activities
     Net loss                                                                     $  (194,192)               $ (126,086)
     Adjustments to reconcile net loss to net
       cash (used in) provided by operating activities
         Changes in assets and liabilities
              Increase in accounts receivable                                         (44,141)                  (57,650)
              (Increase) decrease in prepaid expenses                                  (4,773)                    5,315
              Increase in accounts payable                                            108,276                    62,650
              Increase in prepaid slip rentals                                         29,748                     3,969
              (Decrease) increase in due to affiliates                               (518,300)                  342,458
                                                                                  -----------                 ---------

                  Net cash (used in) provided by
                    operating activities                                             (623,382)                  230,656
                                                                                  -----------                 ---------

                  Net decrease (increase) in cash and
                    cash equivalents                                                 (623,382)                  230,656

Cash and cash equivalents, beginning                                                1,253,229                   197,598
                                                                                   ----------                  --------

Cash and cash equivalents, ending                                                 $   629,847               $   428,254
                                                                                   ==========                ==========

                       See notes to financial statements.

                     Humphrey Hospitality Management, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1996

Note 1.    Organization and Summary of Significant Accounting Policies

         Humphrey Hospitality Management, Inc. (the "Lessee") was incorporated under the laws of the State of Maryland on August 18, 1994 to lease and operate seven existing hotel properties (the "Initial Partnership Hotels") from Humphrey Hospitality Limited Partnership (the "Partnership"), one hotel property from Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership") (together with the Initial Partnership Hotels, the "Initial Hotels") and the Days Inn hotel (the "Acquisition Hotel") which was acquired by the Partnership on July 21, 1995. James I. Humphrey, Jr. is the sole shareholder of the Lessee. The
Lessee began operations on November 29, 1994. Prior to November 29, 1994, the Initial Hotels were operated by Humphrey Hotels, Inc. From November 1, 1994, the Acquisition Hotel was operated by Humphrey Hotels, Inc., and was owned and operated by an unaffiliated party prior to November, 1994.

Basis of Presentation

     The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessee's financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operation for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s Form 10-K for the year ended December 31, 1995.

Accounts Receivable

         The Lessee considers accounts receivable to be fully collectable; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectable, they will be charged to operations when that determination is made.

Income Taxes

         The Lessee has elected to be treated as an S Corporation for federal and state income tax purposes. Therefore, no provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the shareholder individually.

Note 2.  Related Party Transactions

       The Lessee had entered into separate management agreements, relating to each of the Initial Hotels and the Acquisition Hotel, with Humphrey Hotels, Inc. (the "Operator"), an affiliate. Pursuant to the management agreements, a fee equal to 3% of total revenue was payable to the Operator and was subordinate in all respects to the Lessee's obligations under the percentage leases. On February 9, 1996, the Lessee announced the termination of its operating agreements with the Operator, Humphrey Hotels, Inc., effective January 1, 1996. The Lessee immediately began operating all of the hotels that it leases from the Partnerships. All personnel from the Operator were hired in identical capacities by the Lessee. The Lessee intends to operate the hotels throughout the lease term. For the three months ended March 31, 1995, management fees of $45,751were paid and charged to operations.

Shared Expenses

         Humphrey Associates, Inc. and HAI Management, Inc., affiliates of the Lessee, share certain operating expenses with the Lessee. Expenditures are allocated based on each entity's pro rata share of the expense. At March 31, 1996, $25,850 was due to the affiliates for such allocated expenses.

                     Humphrey Hospitality Management, Inc.

                                 March 31, 1996


Note 3.  Commitments

         The Lessee has entered into percentage leases, each with a term of 10 years, relating to each of the Initial Hotels and the Acquisition Hotel with Humphrey Hospitality Limited Partnership (the "Lessor"). Pursuant to the terms of the percentage leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges. The Lessee has future lease commitments through July 2005. Minimum future lease payments due under these noncancellable operating leases are as follows:

                    Year

                  1996                                    $ 1,678,334
                  1997                                      1,678,334
                  1998                                      1,678,334
                  1999                                      1,678,334
                  2000                                      1,678,334
                  Thereafter                                6,657,059
                                                           ----------

                                                          $15,048,729

         For the three months ended March 31, 1996, the Lessee has incurred base rents of $419,587 and percentage rents of $414,164. As of March 31, 1996, the amount due Humphrey Hospitality Limited Partnership and Solomons Beacon Inn Limited Partnership for lease payments were $548,323 collectively, and is included in due to affiliates on the balance sheet.

Item 2.
                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION


       Humphrey Hospitality Trust, Inc. (the "Company"), is a Virginia corporation that operates as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company commenced operations on November 29, 1994 upon completion of its initial public offering of shares of common stock (the "IPO"). In the IPO, the Company sold 1,321,700 shares of common stock and contributed substantially all of the net proceeds to Humphrey Hospitality Limited Partnership (the "Partnership"). Contemporaneous with the IPO, the Partnership acquired equity interests in eight existing hotel properties (the "Initial Hotels"). The Company serves as the sole general partner to the Partnership.

     On July 21, 1995, the Company completed a second public offering (the "Second Stock Offering") of 1,010,000 shares of common stock. The Company used the proceeds to repay certain debt and through the Partnership, acquired the Days Inn hotel in Farmville, Virginia (the "Acquisition Hotel"). The Partnership acquired the Acquisition Hotel from Farmville Lodging Associates, LLC (the "LLC"), a Maryland limited liability company in which James I. Humphrey, Chairman of the Board of Directors and President of the Company, owns a 98% equity interest. Upon completion of the Second Stock Offering, the Company owns a 78.91% partnership interest, and Mr. Humphrey, Humphrey Associates and the LLC collectively own a 21.09% interest in the Partnership.

       In order for the Company to qualify as a REIT under the Code, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases the Hotels to Humphrey Hospitality Management, Inc., (the "Lessee"). The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessee under the Percentage Leases, (the "Percentages Leases"). The Lessee's ability to make payments to the Partnership under the Percentage Leases is dependent on its ability to generate cash flow from the operation of the Hotels. The Hotels were managed by Humphrey Hotels, Inc. (the "Operator"), pursuant to management contracts between the Lessee and the Operator. On
February 9, 1996, the Lessee announced the termination of its operating agreements with the Operator, effective January 1, 1996. The Lessee immediately began operating all of the hotels that it leases from the Partnerships. All of the Initial Hotels had been operated by the Operator since 1989, the Acquisition Hotel had been operated by the Operator since it was acquired by the LLC in November 1994.

Results of Operations

       The following is a discussion of operations of the Company and the Lessee for the three month period ended March 31, 1996 compared to the three months ended March 31, 1995.

     The Company's total revenues for the three month period ended March 31, 1996, substantially consisted of Percentage Lease revenue. The Company's revenue was $841,297, an increase of $63,637, or 8.2%, during the three month period ended March 31, 1996 as compared to the Company's revenue for the same period of 1995, a significant portion of the increase in revenue is attributable to revenue realized as a result of the addition of the Acquisition Hotel. Net income increased by $146,259 to $314,945, or 86.7% for the three months ended March 31, 1996 as compared to net income of $168,686 for the same period for 1995. The improvement in net income is attributed to the additional revenue from the Acquisition Hotel and the refinancing and/or retirement of Company debt on the hotels located in Solomons, Maryland; Dahlgren, Dublin, Farmville, Virginia; Elizabethton, Tennessee, and Princeton, West Virginia.

     The Lessee's room revenues increased by $108,254, or 7.7%, to $1,512,365 for the three months ended March 31, 1996, as compared to $1,404,111 of room revenue for the same period of 1995. Occupancy for the Hotels decreased from 60.1% for the three month period ended March 31, 1995, to 56.7% for the same period in 1996. The decrease in occupancy for the three month period ended March 31, 1996 is attributed to record-breaking snowfall that occurred, particularly in January and February. The average daily rate increased to $47.47 for the three months ended March 31, 1996, up 5.1% as compared to $45.15 for the same period of 1995. Revenue per available room (REVPAR) was $26.94 for the three months ended March 31, 1996, down 0.1%, as compared to $27.12 for the same period in 1995. The decrease in REVPAR for the three month period ended March 31, 1996 is attributed to low occupancy due to record-breaking

                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED

snowfall, particularly in January and February. Lessee operating expenses increased by $195,412 as the result of the addition of the Acquisition Hotel, and consolidating the Operator with the Lessee, to $1,846,533 for the three months ended March 31, 1996, as compared to $1,651,121 for the same period in 1995. Room revenues for the Company and the Lessee are seasonal, with hotel revenues greater in the second and third quarters than in the first and fourth quarters. Accordingly, the Lessee anticipates an operating loss in the first quarter of the year, however cash flow from operating activities from previous quarters are sufficient to meet Lessee obligations during the first quarter.


Liquidity and Capital Resources

       The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnership's cash flow. The Partnership's principal source of revenue is Rent payments under the Percentage Leases. The Lessee's obligations under the Percentage Leases are unsecured. The Lessee's ability to make Rent payments, and the Company's liquidity, including its ability to make distributions to common shareholders, is dependent on the Lessee's ability to generate sufficient cash flow from the operation of the Hotels.

       The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operating activities is insufficient to provide all of the estimated quarterly distributions (particularly in the first quarter), the Company anticipates that it will be able to fund any such deficit from working capital reserves. As of March 31, 1996, the Company had working capital reserves of approximately $174,509.

         The Company's Funds from Operations (net income plus minority interest and depreciation and amortization) were $565,501 in the three months ended March 31, 1996 which is an increase of $202,629, or 55.8% over the Funds from Operations in the comparable period in 1995, which were $362,872. Most of the improvements in Funds from Operations can be attributed to significantly reduced interest expense as the result of repayment of debt from the proceeds from the Second Stock Offering and the addition of the Percentage Lease revenue from the Acquisition Hotel. Management considers Funds from Operations to be a market accepted measure of an equity REIT's cash flow which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performances. In accordance with  the  resolution  adopted  by  the  Board  of  Governors  of  the  National
Association of Real Estate Investment Trusts, Inc. (NAREIT), Funds from Operations represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation and amortization and minority interest were the only non-cash adjustments. Therefore, Funds from Operations represents cash flow from operating activities. Funds from Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or debt service with respect to the hotel properties.

                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED


         The computation of historical and pro-forma Funds from Operations is as follows:

                                                        Historical Three              Historical Three
                                                        Month Period Ended            Month Period Ended
                                                        March 31,1996                 March 31, 1995
         Net income applicable to
           common shares                                      $314,945                 $168,686

         Add:
           Minority interest                                    84,175                   67,370
           Depreciation and amortization                       166,381                  126,816
                                                             ---------                ---------


         Total                                                $565,501                 $362,872
                                                              ========                 ========


       In April, 1996, the Company established a line of credit in the amount of $6.5 million with Mercantile Safe Deposit and Trust Company (the "New Line of Credit"). The term of the credit facility is for three years with two one year extensions at the option of the bank. The line bears interest at prime rate plus 25 basis points, presently 8.75%. The credit facility was utilized to refinance approximately $1.72 million of mortgage debt and will be utilized to develop two new hotels. The New Line of Credit is cross-collateralized by the Company hotels located in Dahlgren, Virginia, Farmville, Virginia, Elizabethton, Tennessee, Princeton, West Virginia, and Solomons, Maryland. The two new hotels will be located in Dover, Delaware and Dublin, Virginia and will be developed for $4.8 million.

Long-term debt as of March 31, 1996, was approximately $8.3 million as follows:

       Approximately $1.7 million, secured by a first deed of trust which is cross-collateralized and cross-defaulted, on the Initial Hotels located in Solomons, Maryland; Farmville, Virginia; Elizabethton, Tennessee; Dahlgren, Virginia; and Princeton, West Virginia. The interest rate is fixed at a rate of 8.64% per annum. In April 1996 this debt was refinanced from the New Line of Credit.

       Approximately $4.2 million, secured by a first deed of trust on the Hotels located in Wytheville, Virginia, and Morgantown, West Virginia. Interest accrues at the rate necessary to remarket bonds at a price equal to 100% of the outstanding principal balance. The interest rate is approximately half of the prime rate, which adjusted weekly and is not to exceed 15% and 11.3636% for Wytheville and Morgantown, respectively. At March 31, 1996, the interest rate was approximately 4% for both. In addition, letter of credit fees, trustee fees and financing fees increased the effective rate to approximately 6.75% as of the same date.

       Approximately $2.4 million, secured by a first deed of trust on the Comfort Inn-Dublin, Virginia. The outstanding interest rate bears interest at a rate equal to 7.75% per annum with additional Underwriters' fees increasing the interest rate to 8%.

       The Company's Board of Directors has adopted a resolution limiting the Company's consolidated indebtedness to less than 50% of the aggregate purchase prices of the hotels in which it has invested. The aggregate total purchase price paid by the Company for the Hotels is approximately $25.5 million. As of March 31, 1996, the Company's total outstanding indebtedness represents approximately 32.6% of the aggregate amount paid by the Company for the Hotels.

                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED

       Pursuant to the Percentage Leases, the Partnership is required to make available to the Lessee 4% of room revenue per quarter, on a cumulative basis, for capital improvements and periodic replacement or refurbishment of furniture, fixtures and equipment at each of the Hotels. The average annual expenditures for capital improvements and refurbishments of furniture, fixtures and equipment for the Initial Hotels for the year 1991 through 1994 was approximately 3.8% of annual room revenues. Therefore, the Company believes that a 4% set-aside represents a prudent estimate of future expenditure requirements for such items. As of March 31, 1996, the Partnership has spent $590,398 of the total from the 1995 F.F. & E reserve of $736,665 to fund such improvements at the Hotels. The Company intends to cause the Partnership to spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. The Partnership is obligated to fund the cost of certain capital improvements to the operations to fund the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the above.

       The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its initial taxable year ending December 31, 1994, as such the Company will not be subject to a federal income tax on its net income. REITs are subject to a number of organizational and operational requirements. For example, a REIT, and therefore the Company, is required to pay dividends to its shareholders of at least 95% of its taxable income for federal income tax purposes. The Company intends to pay these dividends from operating cash flows. The Company intends to retain as a reserve such amounts as it considers necessary for the acquisition, expansion and renovation of hotel properties consistent with continuing to distribute to its shareholders amounts sufficient to maintain the Company's qualification as a REIT.

       The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations and existing cash balances. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of dividends by the Company in accordance with REIT requirements.

       The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of units of limited partnership interest in the Partnership.

Inflation

       Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit the Lessee's ability to raise room rates in the face of inflation.

Seasonality of Hotel Business and the Hotels

       The hotel industry is seasonal in nature. Generally, hotel revenues for hotels operating in the geographic areas in which the Hotels operate are greater in the second and third quarters than in the first and fourth quarters. The Hotel's operations historically reflect this trend. Although the hotel business is seasonal in nature, the Company believes that it generally will be able to make its expected distributions by using undistributed cash flow form the second and third quarters to fund any shortfall in the cash flow from operating activities from the Hotels in the first and fourth quarters.

Other Information

       The Company adopted the provisions of Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was issued in March 1995, on January 1, 1996. The adoption of this standard did not have a material effect on the financial statements. The Company adopted the provisions of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock Based Compensation" which was issued in October 1995, on January 1, 1996. The adoption of this standard did not have a material effect on the financial statements.

PART II.   OTHER INFORMATION.

 None.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HUMPHREY HOSPITALITY TRUST, INC.



                                   By:  ________________________________________
                                         James I. Humphrey, Jr.
                                         President and Secretary

                                   Date:________________________________________