Form 10-Q
period 1996-06-30
HUMPHREY HOSPITALITY TRUST INC
filed 1996-08-13
CIK 929545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549





                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                             YES __X____ NO _______


The number of shares of Common Stock, $.01 par value, outstanding on August 12, 1996 was 2,331,700.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                     INDEX

                                                                                                              Page Number
PART I.           Financial Information

Item 1.           HUMPHREY HOSPITALITY TRUST, INC.

                  Consolidated Balance Sheets as of June 30, 1996 (unaudited) and December 31, 1995                   3

                  Consolidated  Statements  of Income and  Changes  in  Retained
                     Earnings (Deficit) for the three months ended June 30, 1996 and 1995  (unaudited)  ; and six months ended June 30, 1996 and 1995 (unaudited) 4

                  Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and
                     1995 (unaudited)                                                                                 5

                  Notes to Consolidated Financial Statements                                                          6

                  HUMPHREY HOSPITALITY MANAGEMENT, INC.

                  Balance Sheets as of June 30, 1996 (unaudited) and December 31, 1995                                9

                  Statements of  Operations  and  Changes in  Retained  Earnings
                    (Deficit)  for the three months ended June 30, 1996 and 1995
                    (unaudited)  ; and six months  ended June 30,  1996 and 1995
                    (unaudited) 10

                  Statement of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)                11

                  Notes to Financial Statements                                                                      12

Item 2.           Management's Discussion and Analysis of Financial Condition                                        14


PART II. Other Information          18

                  None.

SIGNATURES                                                                                                           18

Item 1.
                        Humphrey Hospitality Trust, Inc.

                          CONSOLIDATED BALANCE SHEETS

                      June 30, 1996 and December 31, 1995

                                                                                   June                    December
                                                                                 30, 1996                  31, 1995
                                                                                ----------                 --------
                                                                                (unaudited)
                                     ASSETS
Investment in hotel properties, net of accumulated depreciation               $20,398,309                $19,709,480
Cash and cash equivalents                                                         134,106                    168,636
Accounts receivable from Lessee                                                   954,513                  1,024,848
Deferred expenses, net of accumulated amortization                                405,551                    445,449
Replacement reserve                                                               164,401                    407,660
Other assets                                                                      181,288                    142,562
                                                                              -----------                -----------

         Total assets                                                         $22,238,168                $21,898,635
                                                                              ===========                ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Mortgage notes and bond payable                                                $8,777,087                 $8,327,000
Obligations under capital leases                                                   45,079                     56,394
Accounts payable and accrued expenses                                             185,682                     75,123
Distributions payable                                                             561,459                    561,459
                                                                              -----------                -----------

                                                                                9,569,307                  9,019,976
                                                                              -----------                -----------

Minority interest                                                               2,544,854                  2,589,150
                                                                              -----------                -----------

COMMITMENTS AND CONTINGENCIES                                                          --                         --

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                         --                         --
Common stock. $.01 par value, 25,000,000 shares
  authorized, 2,331,700 shares issued and outstanding                              23,317                     23,317
Additional paid-in capital                                                     10,263,791                 10,263,791
Retained earnings (deficit)                                                      (163,101)                     2,401
                                                                              -----------                -----------

                                                                               10,124,007                 10,289,509
                                                                              -----------                -----------

         Total liabilities and shareholders' equity                           $22,238,168                $21,898,635
                                                                              ===========                ===========

                See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

  CONSOLIDATED STATEMENT OF INCOME AND CHANGES IN RETAINED EARNINGS (DEFICIT)

                                  (unaudited)

                                                               Three Months ended                 Six Months ended
                                                                    June 30,                           June 30,

                                                              1996            1995               1996             1995
                                                              ----            ----               ----             ----
Revenue
     Percentage lease revenue                               $1,039,098        $939,520        $1,872,849      $1,716,183
     Other revenue                                               5,082           1,047            12,628           2,044
                                                                ------           -----      ------------      ----------

Total revenue                                                1,044,180         940,567         1,885,477       1,718,227

Expenses
     Interest                                                  154,394         316,774           306,710         628,609
     Real estate and personal property taxes and insurance      51,102          46,898           102,403          93,722
     General and administrative                                137,991          88,801           210,170         144,930
     Depreciation and amortization                             186,691         127,127           353,072         253,943
                                                               -------         -------         ---------      ----------

Total expenses                                                 530,178         579,600           972,355       1,121,204
                                                               -------         -------         ---------      ----------

Income before allocation to minority interest                  514,002         360,967           913,122         597,023

Income allocated to minority interest                          108,403         103,020           192,578         170,390
                                                               -------         -------        ----------      ----------

Net income                                                     405,599         257,947           720,544         426,633

Retained earnings (deficit) beginning of period               (125,677)        (15,788)            2,401          13,781

Distributions declared                                         443,023         198,255           886,046         396,510
                                                               -------         -------         ---------         -------

Accumulated earnings (deficit) end of period                 $(163,101)        $43,904         $(163,101)        $43,904
                                                             =========          ======         =========          ======

Income per common share outstanding                           $   0.17        $   0.19          $   0.31        $   0.32

Weighted average shares outstanding                       2,955,050 (1)   1,849,566 (2)     2,955,050 (1)   1,849,566 (2)

- - ---------------------
(1) Includes 527,866 and 95,484 units which are redeemable on a one-for-one basis for shares of common stock at any time after November 29, 1995 and January 21, 1996, respectively.

(2) Includes 527,866 units which are redeemable on a one-for-one basis for shares of common stock after November 29, 1995.




                See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (unaudited)

                                                                                  For the six months ended June 30,
                                                                                     1996                     1995
Cash flows from operating activities
     Net income                                                                 $    720,544           $    426,633
     Adjustments to reconcile net income to net
       cash provided by operating activities
         Depreciation and amortization                                               353,072                253,943
         Income allocated to minority interest                                       192,578                170,390
         Changes in assets and liabilities
              Decrease (increase) in accounts receivable                              70,335               (725,877)
              Increase in other assets                                               (38,726)               (53,751)
              Increase in financing cost                                                  --                (55,505)
              Increase in accounts payable
                and accrued expenses                                                 110,559                 92,071
                                                                                  ----------             ----------

                  Net cash provided by operating activities                        1,408,361                107,904
                                                                                  ----------             ----------

Cash flows from investing activities
     Investment in hotel properties                                               (1,002,003)               (10,567)
     Deposit to replacement reserve                                                 (221,159)              (164,122)
     Interest earned on replacement reserve                                           (2,485)                    --
     Withdrawals from replacement reserve                                            466,903                (10,567)
                                                                                     -------               --------

                  Net cash used in investing activities                             (758,745)              (164,122)
                                                                                   ---------              ---------

Cash flows from financing activities
     Redemption of common stock                                                           --                 (1,000)
     Proceeds from lines of credit                                                   506,478                600,000
Distributions paid                                                                (1,122,920)              (358,816)
     Principal payments on long-term debt                                            (56,391)              (724,794)
     Principal payments on capital leases                                            (11,315)                (7,277)
                                                                                ------------           ------------

                  Net cash used in  financing activities                            (684,146)              (491,887)
                                                                                -----------            ------------

              Net decrease in cash and cash equivalents                              (34,530)              (548,105)

Cash and cash equivalents, beginning                                                 168,636                554,203
                                                                                 -----------            -----------

Cash and cash equivalents, ending                                               $    134,106           $      6,098
                                                                                ============           ============


Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                   $    306,710           $    628,609
                                                                                ============           ============


                See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996

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

     On July 21, 1995, the Company completed a second public offering (the "Second Stock Offering") of 1,010,000 shares of common stock. The gross proceeds were $7,827,500 based on the offering price of $7.75 per share (the "Offering Price"). Net of underwriters' discount and offering expenses, the Company received proceeds of approximately $6,957,000. The Company used the proceeds to repay certain debt and through the Partnership, acquired the Days Inn hotel in Farmville, Virginia (the "Acquisition Hotel"). The Partnership acquired the Acquisition Hotel from Farmville Lodging Associates, LLC (the "LLC"), a Maryland limited liability company in which James I. Humphrey, Chairman of the Board of Directors and President of the Company, owns a 98% equity interest. The Partnership acquired the Acquisition Hotel in exchange for (i) 95,484 Units, which are redeemable, subject to certain limitations, for an aggregate of approximately 95,484 shares of common stock and (ii) assumption of approximately $1.23 million of debt secured by the Acquisition Hotel, which was repaid immediately with proceeds of the Second Stock Offering. The acquisition of the Days Inn hotel has been recorded by the Company at the affiliates historical cost which is less than net realizable value. The equity of the Acquisition Hotel, net of the portion allocated to the minority interest, has been recorded as an increase in paid-in capital. Upon completion of the Second Stock Offering, the Company currently owns a 78.91% partnership interest, and Mr. Humphrey, Humphrey Associates and the LLC (collectively, the "Limited Partners") own a 21.09% interest in the Partnership.

Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10- Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles or those made in the Company's Annual Report or Form 10-K filed with the Securities and Exchange Commission. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 1996, and the results of operations for the three and six months ended June 30, 1996 and 1995. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The

                        Humphrey Hospitality Trust, Inc.

                                 June 30, 1996

unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

Note 2.  Distributions

         On January 29, 1996, the Company paid a $.19 per share distribution on each share of common stock outstanding (including the distribution to minority interest) for shareholders of record as of December 31, 1995. On March 12, 1996, the Company declared a $.19 per share distribution on each share of common stock outstanding on March 25, 1996. The distribution (including the distribution to minority interest) was paid on May 3, 1996. On June 11, 1996, the Company declared a $.19 per share distribution on each share of common stock outstanding on June 24, 1996. The distribution was paid on August 2, 1996.


Note 3.  Commitments and Contingencies

         Pursuant to the Humphrey Hospitality Limited Partnership Agreement, the Limited Partners have Redemption Rights, (the "Redemption Rights"), which enable them to cause the Partnership to redeem their interests in the Partnership in exchange for shares of Common Stock or for cash at the election of the Company. The Redemption Rights may be exercised by the Limited Partners at any time. The number of shares of Common Stock issuable to the Limited Partners upon exercise of the Redemption Rights is 624,330. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the Limited Partners or the shareholders of the Company.

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

                  Year
                  ----
                  1996                       $ 1,678,334
                  1997                         1,678,334
                  1998                         1,678,334
                  1999                         1,678,334
                  2000                         1,678,334
                  Thereafter                   6,657,059
                                              ----------
                                             $15,048,729
                                             ===========

                        Humphrey Hospitality Trust, Inc.

                                 June 30, 1996


         For the three and six months ended June 30, 1996, the Company earned base rents of $419,587 and $839,174, and percentage rents of $619,511 and $1,033,675, respectively. As of June 30, 1996 approximately $954,513 was due from the Lessee. The percentage rents are based on a percentage of gross room and other revenue.

     The hotel properties are operated under franchise agreements assumed by the Lessee that have a twenty year life but may be terminated by the franchisor on certain anniversary dates specified in the agreements. The agreements require annual payments for franchise royalties, reservation, and advertising services which are based upon percentages of gross room revenue. These fees are paid by the Lessee.

Note 4.  Mortgages and Bonds Payable

     In July 1995, the Company assumed approximately $1.23 million of debt in connection with the acquisition of the Acquisition Hotel. Proceeds from the Second Stock Offering were utilized to pay off this debt immediately after its assumption. Proceeds of the Second Stock Offering were also used to pay down approximately $4.6 million of debt and refinance $1.75 million of debt to a fixed annual percentage rate of 8.64% from an annual percentage rate of 10.25%. The $1.75 million debt was cross collateralized by a first mortgage on the Comfort Inns located in Solomons, Maryland; Elizabethton, Tennessee; Dahlgren, Virginia; Farmville, Virginia; and Princeton, West Virginia.

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

     The Company obtained a $6.5 million line of credit from Mercantile Safe Deposit and Trust Company on April 10, 1996. The term of the credit facility is for three years with two one-year extensions at the option of the bank. The line bears interest at prime rate plus 25 basis points, presently 8.5%. The line is cross-collateralized by the Company hotels located in Elizabethton, Tennessee, Farmville, Virginia, Princeton, West Virginia, Dahlgren, Virginia, and Solomons, Maryland. The line of credit was used to refinance approximately $1.72 million of debt and the remainder is being utilized to develop two new hotels, a 64 room Comfort Suites in Dover, Delaware and a 50 room Hampton Inn in Dublin, Virginia. The Company has executed an agreement with Humphrey Development, Inc., a company that Mr. Humphrey is the sole shareholder of, to develop the two new hotel facilities. The two new facilities are to be developed for a specific sum of $4.8 million with savings or cost overruns, if any, to be realized by Humphrey Development, Inc. All interest and construction related costs are contained within the development agreement. Upon completion of the hotels, the Company will lease the hotels to Humphrey Hospitality Management, Inc. The Comfort Suites in Dover, Delaware is scheduled to be completed November, 1996 and the Hampton Inn in Dublin, Virginia is scheduled to be completed March, 1997.

                     Humphrey Hospitality Management, Inc.

                                 BALANCE SHEETS

                      June 30, 1996 and December 31, 1995


                                                                                 June 30,                December 31,
                                                                                   1996                      1995
                                                                                 --------                ------------
                                                                               (unaudited)
                                     ASSETS
CURRENT ASSETS

       Cash and cash equivalents                                             $ 1,122,233                $ 1,253,229
       Accounts receivable                                                       171,715                     78,585
       Prepaid expenses                                                           10,476                     17,976
                                                                              ----------                  ---------
           Total current assets                                              $ 1,304,424                $ 1,349,790
                                                                               =========                ===========


                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES

       Accounts payable                                                        $ 315,657                  $ 170,455
       Prepaid slip rentals - Marina                                              83,407                     38,065
       Due to affiliates                                                         961,942                  1,092,473
                                                                                --------                 ----------

           Total current liabilities                                           1,361,006                  1,300,993
                                                                              ----------                 ----------


COMMITMENTS                                                                           --                         --

SHAREHOLDER'S EQUITY (DEFICIT)

       Common stock, $.01 par value, 1,000 shares
         authorized, 100 shares issued and outstanding                                 1                           1
       Retained earnings (deficit)                                               (56,583)                     48,796
                                                                                --------                      ------

           Total shareholder's equity (deficit)                                  (56,582)                     48,797
                                                                               ---------                 -----------

       Total liabilities and shareholder's equity (deficit)                  $ 1,304,424                 $ 1,349,790
                                                                              ==========                 ===========


                       See notes to financial statements.

                     Humphrey Hospitality Management, Inc.

            STATEMENT OF OPERATIONS AND CHANGES IN RETAINED EARNINGS
                                  (unaudited)



                                                           Three Months ended                   Six Months ended
                                                                June 30,                             June 30,

                                                     1996               1995                   1996                1995
                                                     ----               ----                   ----                ----
         Revenue from hotel operations
              Room Revenue                        2,255,136       $ 2,028,548              3,767,501         $ 3,432,659
              Telephone revenue                      46,755            42,935                 89,824              83,849
              Slip revenue                           72,887            69,456                125,653             128,623
              Other revenue                          58,699            25,201                102,840              46,044
                                                     ------       -----------                -------         -----------

                  Total Revenue                   2,433,477         2,166,140              4,085,818           3,691,175
                                                  ---------         ---------              ---------           ---------

         Expenses
              Salaries and wages                    550,956           469,679              1,012,002             846,148
              Room expense                          112,915           104,465                204,737             178,982
              Telephone                              40,740            37,306                 78,510              68,505
              Marina expense                          8,899             8,928                 21,648              18,260
              General and administrative            116,984            69,104                209,232             120,717
              Marketing and promotion                61,847            62,507                111,107             111,113
              Utilities                             100,195            87,577                212,295             184,329
              Repairs and maintenance                83,641            42,006                121,779              76,089
              Taxes and insurance                    35,694            32,208                 73,228              63,444
              Management fees                            --            64,946                     --             110,696
              Franchise fees                        108,695            97,272                188,810             172,173
              Lease payments                      1,039,098           939,520              1,872,849           1,716,183
                                                  ---------         ---------              ---------           ---------

                  Total expenses                  2,259,664         2,015,518              4,106,197           3,666,639
                                                  ---------         ---------              ---------           ---------

                  NET INCOME (LOSS)                 173,813           150,622                (20,379)             24,536

              Retained earnings (deficit),
                beginning of period                (145,396)         (215,685)                48,796             (89,599)
              Distributions paid                     85,000                --                 85,000                  --
                                                     ------      ------------                 ------         -----------
              Retained earnings (deficit),
                end of period                 $     (56,583)   $      (65,063)         $     (56,583)       $     (65,063)
                                              ==============   ===============         ==============       ==============


                       See notes to financial statements.

                     Humphrey Hospitality Management, Inc.

                            STATEMENT OF CASH FLOWS

                                  (unaudited)




                                                                    For the six Months ended June 30,
                                                                           1996            1995
Cash flows from operating activities
     Net income (loss)                                                $   (20,379)      $   24,536
     Adjustments to reconcile net income (loss) to net
       cash (used in) provided by operating activities
         Changes in assets and liabilities
              Increase in accounts receivable                             (93,130)         (51,507)
              Decrease in prepaid expenses                                  7,500           17,608
              Increase in accounts payable                                145,202          140,695
              Increase in prepaid slip rentals                             45,342           50,652
              (Decrease) increase in due to affiliates                   (130,531)         688,231
                                                                       -----------       ---------

                  Net cash (used in) provided by
                    operating activities                                  (45,996)         870,215
                                                                        ----------       ---------

Cash flows from financing activities
     Distributions paid                                                   (85,000)              --
                                                                          --------       ---------

                  Net cash used in financing activities                   (85,000)              --
                                                                        ----------      ----------

                  Net (decrease) increase in cash and
                    cash equivalents                                     (130,996)         870,215

Cash and cash equivalents, beginning                                    1,253,229          197,598
                                                                        ----------        --------

Cash and cash equivalents, ending                                     $ 1,122,233       $1,067,813
                                                                      ============      ==========


                       See notes to financial statements.

                     Humphrey Hospitality Management, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1996

Note 1.    Organization and Summary of Significant Accounting Policies

     Humphrey Hospitality Management, Inc. (the "Lessee") was incorporated under the laws of the State of Maryland on August 18, 1994 to lease and operate seven existing hotel properties from Humphrey Hospitality Limited Partnership (the "Partnership"), one hotel property from Solomons Beacon Inn Limited Partnership and the Days Inn hotel which was acquired by the Partnership on July 21, 1995. James I. Humphrey, Jr. is the sole shareholder of the Lessee. The Lessee began operations on November 29, 1994.

Basis of Presentation

     The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessee's financial position as of June 30, 1996, and the results of operations for the three and six months ended June 30, 1996 and 1995. The results of operation for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s ("REIT") Form 10-K for the year ended December 31, 1995.

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

Note 2.  Related Party Transactions

       The Lessee had entered into separate management agreements, relating to each of the Hotels owned by the REIT. Pursuant to the management agreements, a fee equal to 3% of total revenue was payable to Humphrey Hotels, Inc. ("the Operator") and was subordinate in all respects to the Lessee's obligations under the percentage leases. On February 9, 1996, the Lessee announced the termination of its operating agreements with the Operator effective January 1, 1996. The Lessee immediately began operating all of the hotels that it leases from the Partnerships. All personnel from the Operator were hired in identical capacities by the Lessee. The Lessee intends to operate the hotels throughout the lease term.

                     Humphrey Hospitality Management, Inc.

                                 June 30, 1996


Shared Expenses

         Humphrey Associates, Inc. and HAI Management, Inc., affiliates of the Lessee, share certain operating expenses with the Lessee. Expenditures are allocated based on each entity's pro rata share of the expense. At June 30, 1996, $7,429 was due to the affiliates for such allocated expenses.


Note 3.  Commitments

         The Lessee has entered into percentage leases, each with a term of 10 years, relating to each of the Initial Hotels and the Acquisition Hotel with the Partnership. Pursuant to the terms of the percentage leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges. The Lessee has future lease commitments through July 2005. Minimum future lease payments due under these noncancellable operating leases are as follows:

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
                                                     ----------

                                                    $15,048,729

         For the three and six months ended June 30, 1996, the Lessee has incurred base rents of $419,587 and $839,174, and percentage rents of $619,511 and $1,033,675, respectively. As of June 30, 1996, the amount due the Partnership and Solomons Beacon Inn Limited Partnership for lease payments were $954,513 collectively, and is included in due to affiliates on the balance sheet.

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

     On July 21, 1995, the Company completed a second public offering (the "Second Stock Offering") of 1,010,000 shares of common stock. The Company used the proceeds to repay certain debt and through the Partnership, acquired the Days Inn hotel in Farmville, Virginia (the "Acquisition Hotel" and together with the Initial Hotels, the "Hotels"). The Partnership acquired the Acquisition Hotel from Farmville Lodging Associates, LLC (the "LLC"), a Maryland limited liability company in which James I. Humphrey, Chairman of the Board of Directors and President of the Company, owned a 98% equity interest. Upon completion of the Second Stock Offering, the Company owned a 78.91% partnership interest, and Mr. Humphrey, Humphrey Associates and the LLC collectively owned a 21.09% interest in the Partnership.

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

Results of Operations

Three months ended June 30, 1996

     The Company's total revenues for the three month period ended June 30, 1996, substantially consisted of Percentage Lease revenue. The Company's revenue was $1,044,180, an increase of $103,613, or 11%, during the three month period ended June 30, 1996 as compared to the Company's revenue of $940,567 for the same period of 1995. A significant portion of the increase in revenue is attributable to revenue realized as a result of the addition of the Acquisition Hotel. Net income increased by $147,652 to $405,599, or 57.2% for the three months ended June 30, 1996 as compared to net income of $257,947 for the same period for 1995. The improvement in net income is attributed to the additional lease revenue from the Acquisition Hotel and the refinancing and/or retirement of Company debt on the hotels located in Solomons, Maryland; Dahlgren, Dublin and Farmville, Virginia; Elizabethton, Tennessee, and Princeton, West Virginia.

     The Lessee's room revenues from the Hotels increased by $226,588, or 11.1%, to $2,255,136 for the three months ended June 30, 1996, as compared to $2,028,548 of room revenue for the same period of 1995. Occupancy for the Hotels decreased from 80.1% for the three month period ended June 30, 1995, to 78.8% for the same period in 1996. The decrease in occupancy for the three month period ended June 30, 1996 is attributed to the slowdown in construction-related business at the Company hotels located in Elizabethton, Tennessee and Dublin, Virginia. During 1995, both hotels received business as the result of special industrial construction projects that were occurring in their respective locales. The average daily rate of the Hotels increased to $50.99 for the three months ended June 30, 1996, up 3.8% as compared to

                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED

$49.11 for the same period of 1995. Revenue per available room (Revpar) was $40.16 for the three months ended June 30, 1996, up 2%, as compared to $39.35 for the same period in 1995. Lessee operating expenses increased by $244,146, as the result of the Acquisition Hotel, and consolidating the Operator with the Lessee, to $2,259,664 for the three months ended June 30, 1996, as compared to $2,015,518 for the same period in 1995.

Six months ended June 30, 1996

     The Company's revenues for the six month period ended June 30, 1996, consisted substantially of Percentage Lease revenue recognized pursuant to the Percentage Leases. Total revenue increased by $167,250, or 9.7%, to $1,885,477 from $1,718,227 for the six month period ended June 30, 1995. Net income increased by $293,911, or 68.9%, to $720,544 for the six month period ended June 30, 1996, from $426,633 for the same period ended 1995. The improvement in net income is attributed to the additional lease revenue from the Acquisition Hotel and the refinancing and/or retirement of Company debt on the hotels located in Solomons, Maryland; Dahlgren, Dublin and Farmville, Virginia; Elizabethton, Tennessee, and Princeton, West Virginia.

         The  Lessee's  room  revenues  increased  by  $334,842,   or  9.7%,  to
$3,767,501 for the six month period ended June 30, 1996 as compared to $3,432,659 for the same period in 1995. Occupancy at the Hotels decreased to 67.8% for the six month period ended June 30, 1996, from 70.1%. The decrease in occupancy is attributed to record snowfall in the first quarter of 1996 that all of the Hotels experienced and a slowdown in construction related business at the Hotels located in Dublin, Virginia and Elizabethton, Tennessee. During the second quarter of 1995 both hotels received business as the result of special industrial construction projects that were occurring in their respective locales. The average daily rate at the Hotels increased to $49.52, or by 4.2%, for the six month period ended June 30, 1996, from $47.52 for the same period in 1995. Revpar increased to $33.55, or by 1%, for the six month period ended June 30, 1996, from $33.27 for the same six month period in 1995. Lessee operating expenses increased by $439,558, as the result of the addition of the Acquisition Hotel, and consolidating the Operator with the Lessee, to $4,106,197 for the six months ended June 30, 1996, as compared to $3,666,639 for the same period in 1995.

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

       The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operating activities is insufficient to provide all of the estimated quarterly distributions (particularly in the first quarter), the Company anticipates that it will be able to fund any such deficit from future working capital. As of June 30, 1996, the Company's cash and current accounts receivable balances exceed the current obligations by approximately $368,665.

     The Company's Funds from Operations (net income plus minority interest and depreciation and amortization) were $700,693 in the three months ended June 30, 1996 which is an increase of $212,599, or 43.5% over the Funds from Operations in the comparable period in 1995, which were $488,094. For the six months ended June 30, 1996, Funds from Operations were $1,266,194, which is an increase of $415,228, or 48.8%, over Funds from Operations in the comparable period in 1995, which were $850,966. Most of the improvements in Funds from Operations can be attributed to significantly reduced interest expense as the result of repayment of debt from the proceeds from the Second Stock Offering and the addition of the Percentage Lease revenue from the Acquisition Hotel. Management considers Funds from Operations to be a market accepted measure of an equity REIT's cash flow which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performances. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT), Funds from Operations represents net income (computed in accordance with generally accepted

                       Humphrey Hospitality, Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED

accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets and after adjustments for unconsolidated partnerships. For the periods presented, depreciation and amortization and minority interest were the only non-cash adjustments. Therefore, Funds from Operations represents cash flow operating activities. Funds from Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or debt service with respect to the hotel properties.

         The computation of historical Funds from Operations is as follows:

                                                        Historical Three              Historical Three
                                                        Month Period Ended            Month Period Ended
                                                        June 30,1996                  June 30, 1995
         Net income applicable to
           common shares                                      $405,599                 $257,947

         Add:
           Minority interest                                   108,403                  103,020
           Depreciation and amortization                       186,691                  127,127
                                                             ---------                ---------


         Total                                                $700,693                 $488,094
                                                              ========                 ========


                                                        Historical Six                Historical Six
                                                        Month Period Ended            Month Period Ended
                                                        June 30,1996                  June 30, 1995

         Net income applicable to
           common shares                                      $720,544                 $426,633

         Add:
           Minority interest                                   192,578                  170,390
           Depreciation and amortization                       353,072                  253,943
                                                             ---------                ---------


         Total                                              $1,266,194                 $850,966
                                                            ===========                ========


       In April, 1996, the Company established a line of credit in the amount of $6.5 million with Mercantile Safe Deposit and Trust Company (the "New Line of Credit"). The term of the credit facility is for three years with two one year extensions at the option of the bank. The line bears interest at prime rate plus 25 basis points, presently 8.5%. The credit facility was utilized to refinance approximately $1.72 million of mortgage debt and will be utilized to develop two new hotels. The New Line of Credit is cross-collateralized by liens on the Company hotels located in Dahlgren, Virginia, Farmville, Virginia, Elizabethton, Tennessee, Princeton, West Virginia, and Solomons, Maryland. The two new hotels will be located in Dover, Delaware and Dublin, Virginia and will be developed for approximately $4.8 million. Through June 30, 1996 the Company had drawn an additional $506,478 from the New Line of Credit to fund construction in progress for the hotels to be located in Dover, Delaware and Dublin, Virginia.

                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED


Long-term debt as of June 30, 1996, was approximately $8.75 million as follows:

       Approximately $2.2 million, from the New Line of Credit which is secured by and cross-collateralized and cross-defaulted on the Initial Hotels located in Solomons, Maryland; Farmville, Virginia; Elizabethton, Tennessee; Dahlgren, Virginia; and Princeton, West Virginia and the two hotels under construction in Dover, Delaware and Dublin, Virginia. The interest rate on the New Line of Credit is variable at 25 basis points above prime rate, presently at a rate of 8.5% per annum.

       Approximately $4.15 million, secured by a first deed of trust on the Hotels located in Wytheville, Virginia, and Morgantown, West Virginia. Interest accrues at the rate necessary to remarket bonds at a price equal to 100% of the outstanding principal balance. The interest rate is approximately half of the prime rate, which adjusted weekly and is not to exceed 15% and 11.3636% for Wytheville and Morgantown, respectively. At June 30, 1996, the interest rate was approximately 4% for both. In addition, letter of credit fees, trustee fees and financing fees increased the effective rate to approximately 6.75% as of the same date.

       Approximately $2.4 million, secured by a first deed of trust on the Comfort Inn-Dublin, Virginia. The outstanding interest rate bears interest at a rate equal to 7.75% per annum with additional Underwriters' fees increasing the interest rate to 8%.

       The Company's Board of Directors has adopted a resolution limiting the Company's consolidated indebtedness to less than 50% of the aggregate purchase prices of the hotels in which it has invested. The aggregate total purchase price paid by the Company for the Hotels is approximately $26 million. As of June 30, 1996, the Company's total outstanding indebtedness represents approximately 33.7% of the aggregate amount paid by the Company for the Hotels.

       Pursuant to the Percentage Leases, the Partnership is required to make available to the Lessee 4% of room revenue per quarter, on a cumulative basis, for capital improvements and periodic replacement or refurbishment of furniture, fixtures and equipment at each of the Hotels. The average annual expenditures for capital improvements and refurbishments of furniture, fixtures and equipment for the Initial Hotels for the years 1991 through 1994 was approximately 3.8% of annual room revenues. Therefore, the Company believes that a 4% set-aside represents a prudent estimate of future expenditure requirements for such items. The Company intends to cause the Partnership to spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. The Partnership is obligated to fund the cost of certain capital improvements to the operations to fund the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the above.

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

Seasonality of Hotel Business and the Hotels

       The hotel industry is seasonal in nature. Generally, hotel revenues for hotels operating in the geographic areas in which the Hotels operate are greater in the second and third quarters than in the first and fourth quarters. The Hotel's operations historically reflect this trend. Although the hotel business is seasonal in nature, the Company believes that it generally will be able to make its expected distributions by using undistributed cash flow from the second and third quarters to fund any shortfall in the cash flow from operating activities from the Hotels in the first and fourth quarters.

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


                                               HUMPHREY HOSPITALITY TRUST, INC.



                                               By:  ___________________________
                                                     James I. Humphrey, Jr.
                                                     President and Secretary

                                               Date:___________________________