Form 10-Q
period 1996-09-30
HUMPHREY HOSPITALITY TRUST INC
filed 1996-11-13
CIK 929545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549








                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                                                 YES __X____ NO _______


The number of shares of Common Stock, $.01 par value, outstanding on November 14, 1996 was 2,331,700.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                     INDEX

                                                                                                              Page Number
PART I.           Financial Information

Item 1.           HUMPHREY HOSPITALITY TRUST, INC.

                  Consolidated Balance Sheets as of September 30, 1996 (unaudited) and December 31, 1995              3

                  Consolidated Statements of Income and Changes in Undistributed
                     Earnings (Deficit) for the three months ended September 30,
                     1996 and 1995 (unaudited);  and nine months ended September
                     30, 1996 and 1995 (unaudited)                                                                    4

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and
                     1995 (unaudited)                                                                                 5

                  Notes to Consolidated Financial Statements                                                          6

                  HUMPHREY HOSPITALITY MANAGEMENT, INC.

                  Balance Sheets as of September 30, 1996 (unaudited) and December 31, 1995                           9

                  Statements of Operations and Changes in Retained Earnings for the three months ended
                    September 30, 1996 and 1995 (unaudited); and nine months ended September 30, 1996 and 1995
                    (unaudited)                                                                                      10

                  Statement of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited)          11

                  Notes to Financial Statements                                                                      12

Item 2.           Management's Discussion and Analysis of Financial Condition                                        14


PART II. Other Information                                                                                           18

                  None.

SIGNATURES                                                                                                           19

Item 1.
                        Humphrey Hospitality Trust, Inc.

                          CONSOLIDATED BALANCE SHEETS

                    September 30, 1996 and December 31, 1995

                                                                                 September                 December
                                                                                 30, 1996                  31, 1995
                                                                                (unaudited)
                                                         ASSETS
Investment in hotel properties, net of accumulated depreciation               $20,473,583                $19,709,480
Cash and cash equivalents                                                         381,128                    168,636
Accounts receivable from Lessee                                                   781,170                  1,024,848
Deferred expenses, net of accumulated amortization                                369,806                    445,449
Replacement reserve                                                               170,989                    407,660
Other assets                                                                      222,285                    142,562
                                                                            -------------             --------------

         Total assets                                                         $22,398,961                $21,898,635
                                                                               ==========                 ==========



                                          LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Mortgage notes and bond payable                                                $8,930,823                 $8,327,000
Obligations under capital leases                                                   39,513                     56,394
Accounts payable and accrued expenses                                             135,706                     75,123
Distributions payable                                                             561,459                    561,459
                                                                            -------------              -------------

                                                                                9,667,501                  9,019,976
                                                                             ------------               ------------

Minority interest                                                               2,558,031                  2,589,150
                                                                            -------------              -------------

COMMITMENTS AND CONTINGENCIES                                                          --                         --

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                         --                         --
Common stock. $.01 par value, 25,000,000 shares
  authorized, 2,331,700 shares issued and outstanding                              23,317                     23,317
Additional paid-in capital                                                     10,263,791                 10,263,791
Retained earnings (deficit)                                                     (113,679)                      2,401
                                                                           --------------            ---------------

                                                                               10,173,429                 10,289,509
                                                                             ------------              -------------

         Total liabilities and shareholders' equity                          $ 22,398,961               $ 21,898,635
                                                                              ===========                ===========


                See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

     CONSOLIDATED STATEMENT OF INCOME AND CHANGES IN UNDISTRIBUTED EARNINGS
                                   (DEFICIT)

                                  (unaudited)

                                                                 Three Months ended               Nine Months ended
                                                                    September 30,                    September 30,

                                                                1996            1995             1996             1995
                                                                ----            ----             ----             ----
Revenue
     Percentage lease revenue                               $1,068,894      $1,036,867        $2,941,743      $2,753,050
     Other revenue                                               6,452           9,392            19,080          11,436
                                                         -------------   -------------      ------------    ------------

Total revenue                                                1,075,346       1,046,259         2,960,823       2,764,486

Expenses
     Interest                                                  155,381         204,753           462,091         833,362
     Real estate and personal property taxes and insurance      59,057          50,399           161,460         144,121
     General and administrative                                 46,644          55,167           256,815         200,097
     Depreciation and amortization                             190,205         242,308           543,277         496,251
                                                            ----------      ----------        ----------      ----------

Total expenses                                                 451,287         552,627         1,423,643       1,673,831
                                                            ----------      ----------       -----------     -----------

Income before allocation to minority interest                  624,059         493,632         1,537,180       1,090,655

Income allocated to minority interest                          131,614         108,662           324,191         279,052
                                                            ----------      ----------        ----------     -----------

Net income                                                     492,445         384,970         1,212,989         811,603

Undistributed earnings (deficit) beginning of period         (163,101)          43,904             2,401          13,781

Distributions declared                                         443,023         422,038         1,329,069         818,548
                                                            ----------      ----------       -----------      ----------

Undistributed earnings (deficit) end of period              $(113,679)      $    6,836        $(113,679)      $    6,836
                                                             =========         =======         =========         =======

Income per common share outstanding                         $     0.21      $     0.18        $     0.52      $     0.51

Weighted average shares outstanding (1)                      2,955,050       2,693,537         2,955,050       2,136,992

---------------------
(1) Includes 527,866 and 95,484 units which are redeemable on a one-for-one basis for shares of common stock at any time after November 29, 1995 and January 21, 1996, respectively. The weighted average shares outstanding calculation reflects the secondary offering that occured on July 21, 1995.






                See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (unaudited)

                                                                              For the nine months ended September 30,
                                                                                     1996                  1995
                                                                                     ----                  ----
Cash flows from operating activities
     Net income                                                               $    1,212,989           $    811,603
     Adjustments to reconcile net income to net
       cash provided by operating activities
         Depreciation and amortization                                               543,277                496,251
         Income allocated to minority interest                                       324,191                279,052
         Changes in assets and liabilities
              Decrease (increase) in accounts receivable                             243,678              (472,630)
              Increase in other assets                                              (79,723)               (56,275)
              Increase in financing cost                                                  --              (224,773)
              Increase in accounts payable
                and accrued expenses                                                  60,583                 43,107
                                                                                   ---------             ----------

                  Net cash provided by operating activities                        2,304,995                876,335
                                                                                  ----------             ----------

Cash flows from investing activities
     Investment in hotel properties                                              (1,231,737)               (35,639)
     Deposit to replacement reserve                                                (387,228)              (608,740)
     Interest earned on replacement reserve                                          (3,039)                     --
     Withdrawals from replacement reserve                                            626,937               (10,567)
                                                                                     -------               --------

                  Net cash used in investing activities                            (995,067)              (633,812)
                                                                                   ---------              ---------

Cash flows from financing activities
     Redemption of common stock                                                           --                (1,000)
     Increase in capital lease obligations                                                --                 20,170
     Proceeds from lines of credit                                                   660,213                600,000
     Proceeds from sale of stock                                                          --              6,956,862
     Distributions paid                                                          (1,684,377)              (636,251)
     Principal payments on long-term debt                                           (56,391)            (6,563,413)
     Principal payments on capital leases                                           (16,881)               (13,261)
                                                                              --------------         --------------

                  Net cash used in  financing activities                         (1,097,436)              (236,893)
                                                                              -------------            ------------

              Net increase (decrease) in cash and cash equivalents                 (212,492)                  5,630

Cash and cash equivalents, beginning                                                 168,636                554,203
                                                                                 -----------            -----------

Cash and cash equivalents, ending                                             $      381,128       $        559,833
                                                                               =============         ==============


Supplemental disclosures of cash flow information:
     Cash paid during the period for interest (net of amount                  $      462,091          $     833,362
     capitalized of $21,321 in 1996)                                           =============           ============



                See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996

Note 1.  Organization and Summary of Significant Accounting Policies

         Humphrey Hospitality Trust, Inc. (the "Company") was incorporated on August 23, 1994, to acquire equity interests in eight existing hotel properties. The Company is a self-administered, Virginia corporation and qualifies as a real estate investment trust (a "REIT") for federal income tax purposes. During the fourth quarter of 1994, the Company completed an initial public offering (the "IPO") of 1,321,700 shares of $.01 par value common stock ("Common Stock") . The offering price per share was $6 resulting in gross proceeds of $7,930,200. Net of underwriters discount and offering expenses, the Company received proceeds of $6,949,899.

     Upon completion of the IPO, the Company contributed substantially all of the net proceeds of the offering to Humphrey Hospitality Limited Partnership (the "Partnership") in exchange for a 71.46% general partnership interest in the Partnership. The Partnership used the proceeds from the Company to acquire an equity interest in seven existing hotel properties and a general partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership") (such interests, collectively, the "Initial Hotels") and to retire certain indebtedness relating to the Initial Hotels. The Partnership acquired the Initial Hotels in exchange for (i) approximately $4.8 million in cash, (ii) 527,866 units of limited partnership interest in the Partnership ("Units") which are redeemable, subject to certain limitations, for shares of Common Stock on a one for one basis, value of approximately $3.2 million based on the IPO offering price, and (iii) in exchange for their interests in the Initial Hotels, the assumption of approximately $15.5 million of indebtedness. All of the units were issued to James I. Humphrey, Jr. and Humphrey Associates, Inc. The Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in the Subsidiary Partnership. Hotel properties are carried at the lower of cost or net realizable value. The Company began operations on November 29, 1994.

     On July 21, 1995, the Company completed a second public offering (the "Second Stock Offering") of 1,010,000 shares of Common Stock. Net of underwriters' discount and offering expenses, the Company received proceeds of approximately $6,957,000. The Company used the proceeds to repay certain debt and through the Partnership, and acquired the Days Inn hotel in Farmville, Virginia (the "Acquisition Hotel"). The Partnership acquired the Acquisition Hotel from Farmville Lodging Associates, LLC (the "LLC"), a Maryland limited liability company in which James I. Humphrey, Chairman of the Board of Directors and President of the Company, owns a 98% equity interest. The Partnership acquired the Acquisition Hotel in exchange for (i) 95,484 Units and (ii) assumption of approximately $1.23 million of debt secured by the Acquisition Hotel, which was repaid immediately with proceeds of the Second Stock Offering. The acquisition of the Days Inn hotel has been recorded by the Company at the affiliates historical cost which is less than net realizable value. The equity of the Acquisition Hotel, net of the portion allocated to the minority interest, has been recorded as an increase in paid-in capital. Upon completion of the Second Stock Offering, the Company currently owns a 78.91% partnership interest, and Mr. Humphrey, Humphrey Associates and the LLC (collectively, the "Limited Partners") own a 21.09% interest in the Partnership.

Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10- Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles or those made in the Company's Annual Report or Form 10-K filed with the Securities and Exchange Commission. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 1996, and the results of operations for the three and nine months ended September 30, 1996 and 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

                        Humphrey Hospitality Trust, Inc.

                               September 30, 1996

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

Note 2.  Distributions

         On January 29, 1996, the Company paid a $.19 per share distribution on each share of Common Stock outstanding (including the distribution to minority interest) for shareholders of record as of December 31, 1995. On May 3, 1996, the Company paid a $.19 per share distribution on each share of Common Stock outstanding on March 25, 1996. On August 2 1996, the Company paid a $.19 per share distribution on each share of Common Stock outstanding on June 24, 1996. On September 19, 1996, the Company declared a $.19 per share distribution on each share of Common Stock outstanding on September 30, 1996. The distribution will be paid on October 31, 1996.

Note 3.  Commitments and Contingencies

         Pursuant to the Humphrey Hospitality Limited Partnership Agreement, the Limited Partners have Redemption Rights, (the "Redemption Rights"), that enable them to cause the Partnership to redeem their Units in exchange for shares of Common Stock or for cash at the election of the Company. The Redemption Rights may be exercised by the Limited Partners at any time. The aggregate number of shares of Common Stock currently issuable to the Limited Partners upon exercise of the Redemption Rights is 623,350. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the Limited Partners or the shareholders of the Company.

         The Company acts as the general partner in the Partnership, which acts as a general partner in the Subsidiary Partnership and as such, is liable for all recourse debt of the partnerships to the extent not paid by the partnerships. In the opinion of management, the Company does not anticipate any losses as a result of its general partner obligations.

         The Company has entered into percentage leases relating to each of the Initial Hotels and the Acquisition Hotel (collectively the "Hotels") with Humphrey Hospitality Management, Inc. (the "Lessee"). Each such lease (the "Percentage Leases") has a term of 10 years, with a five year renewal option at the option of the Lessee. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges and is entitled to all profits from the operations of the Hotels after the payment of certain specified operating expenses. Also pursuant to the terms of the Percentage Leases, the Company is required to make available to the Lessee an amount equal to 4% of room revenue on a quarterly, cumulative basis for capital improvements and refurbishments. The Company has future lease commitments from the Lessee through July 2005. Minimum future rental income under these noncancellable operating leases at December 31, 1995 is as follows:


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
                                                     ----------

                                                    $15,048,729
                                                    ===========

                        Humphrey Hospitality Trust, Inc.

                               September 30, 1996


         For the three and nine months ended September 30, 1996, the Company earned base rents of $419,587 and $1,258,761, and percentage rents of $649,307 and $1,682,982, respectively. As of September 30, 1996, approximately $781,170 was due from the Lessee. The percentage rents are based on a percentage of gross room and other revenue.

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

     The Company obtained a $6.5 million credit facility from Mercantile Safe Deposit and Trust Company (the "Credit Facility") on April 10, 1996. The term of the Credit Facility is for three years with two one-year extensions at the option of the bank. The Credit Facility bears interest at the prime rate plus 25 basis points, presently 8.5%. The Credit Facility is cross-collateralized by the Company hotels located in Elizabethton, Tennessee, Farmville, Virginia, Princeton, West Virginia, Dahlgren, Virginia, and Solomons, Maryland. The Credit Facility was used to refinance approximately $1.7 million of debt and the remainder is being utilized to develop a 64 room Comfort Suites in Dover, Delaware (the "New Development") and a second development that the Company considered but did not pursue in Dublin, Virginia. The Company has executed an Amended Development Agreement (the "Development Agreement") with Humphrey Development, Inc., a company in which Mr. Humphrey is the majority shareholder, to develop the New Development. The New Development is to be developed for a specific sum of approximately $2.8 million with savings or cost overruns, if any, to be realized by Humphrey Development, Inc. All interest and construction related costs are contained within the Development Agreement. Upon completion of the New Development, the Company will lease the New Development to Humphrey Hospitality Management, Inc. The Comfort Suites in Dover, Delaware is scheduled to be completed in early 1997.

                     Humphrey Hospitality Management, Inc.

                                 BALANCE SHEETS

                    September 30, 1996 and December 31, 1995

                                                                             September 30,              December 31,
                                                                                 1996                       1995
                                                                              (unaudited)
                                                         ASSETS
CURRENT ASSETS

       Cash and cash equivalents                                               $ 957,070                $ 1,253,229
       Accounts receivable                                                       145,699                     78,585
       Prepaid expenses                                                           57,197                     17,976
                                                                              ----------                  ---------
           Total current assets                                              $ 1,159,966                $ 1,349,790
                                                                               =========                ===========


                                          LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES

       Accounts payable                                                        $ 134,893                  $ 170,455
       Prepaid slip rentals - Marina                                              57,463                     38,065
       Due to affiliates                                                         788,959                  1,092,473
                                                                                --------                 ----------

           Total current liabilities                                             981,315                  1,300,993
                                                                                --------                 ----------


COMMITMENTS                                                                           --                         --

SHAREHOLDER'S EQUITY

       Common stock, $.01 par value, 1,000 shares
         authorized, 100 shares issued and outstanding                                 1                           1
       Retained earnings                                                         178,650                      48,796
                                                                                 -------                      ------

           Total shareholder's equity                                            178,651                      48,797
                                                                                --------                 -----------

       Total liabilities and shareholder's equity                            $ 1,159,966                 $ 1,349,790
                                                                              ==========                 ===========

                       See notes to financial statements.

                     Humphrey Hospitality Management, Inc.

           STATEMENTS OF OPERATIONS AND CHANGES IN RETAINED EARNINGS
                                  (unaudited)


                                                       Three Months ended                      Nine Months ended
                                                          September 30,                           September 30,

                                                      1996             1995                   1996               1995
                                                      ----             ----                   ----               ----
         Revenue from hotel operations
              Room Revenue                      $ 2,390,268       $ 2,305,145            $ 6,157,769         $ 5,737,804
              Telephone revenue                      45,550            47,233                135,374             131,082
              Slip revenue                           65,905            73,593                191,558             202,216
              Other revenue                          66,603            38,747                169,443              84,791
                                                     ------       -----------                -------         -----------

                  Total Revenue                   2,568,326         2,464,718              6,654,144           6,155,893
                                                  ---------         ---------              ---------           ---------

         Expenses
              Salaries and wages                    561,436           490,228              1,573,438           1,336,376
              Room expense                          118,304           115,989                323,041             294,971
              Telephone                              45,981            38,359                124,491             106,864
              Marina expense                          8,505             8,856                 30,153              27,116
              General and administrative            109,102            83,175                318,334             203,892
              Marketing and promotion                75,820            71,474                186,927             182,587
              Utilities                             113,314           104,805                325,609             289,134
              Repairs and maintenance                56,320            36,664                178,099             112,753
              Taxes and insurance                    34,178            31,242                107,406              94,686
              Management fees                            --            73,712                     --             184,409
              Franchise fees                        124,989           112,785                313,799             284,957
              Lease payments                      1,068,894         1,036,867              2,941,743           2,753,050
                                                  ---------         ---------              ---------           ---------

                  Total expenses                  2,316,843         2,204,156              6,423,040           5,870,795
                                                  ---------         ---------              ---------           ---------

                  NET INCOME                        251,483           260,562                231,104             285,098

              Retained earnings (deficit),
                beginning of period                (56,583)          (65,063)                 48,796            (89,599)
              Distributions paid                   (16,250)                --              (101,250)                  --
                                                   --------      ------------              ---------         -----------
              Retained earnings,
                end of period                 $     178,650    $      195,499          $     178,650       $     195,499
                                              =============    ==============          =============       =============

                       See notes to financial statements.

                     Humphrey Hospitality Management, Inc.

                            STATEMENT OF CASH FLOWS

                                  (unaudited)

                                                                                         For the Nine Months ended
                                                                                               September 30,
                                                                                       1996                      1995
                                                                                       ----                      ----
Cash flows from operating activities
     Net income                                                                     $ 231,104                 $ 285,098
     Adjustments to reconcile net income to net cash
       (used in) provided by operating activities
         Changes in assets and liabilities
              Increase in accounts receivable                                        (67,114)                  (52,621)
              (Increase) decrease in prepaid expenses                                (39,221)                    17,608
              (Decrease) increase in accounts payable                                (35,562)                   130,525
              Increase in prepaid slip rentals                                         19,398                    11,587
              (Decrease) increase in due to affiliates                              (303,514)                   414,808
                                                                                  -----------                 ---------

                  Net cash (used in) provided by
                    operating activities                                            (194,909)                   870,005
                                                                                  -----------                 ---------

Cash flows from financing activities
     Distributions paid                                                             (101,250)                        --
                                                                                  -----------              ------------

                  Net cash used in financing activities                             (101,250)                        --
                                                                                  -----------              ------------

                  Net (decrease) increase in cash and
                    cash equivalents                                                (296,159)                   807,005

Cash and cash equivalents, beginning                                                1,253,229                   197,598
                                                                                   ----------                  --------

Cash and cash equivalents, ending                                                 $   957,070             $   1,004,603
                                                                                   ==========              ============



                       See notes to financial statements.

                     Humphrey Hospitality Management, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996

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

Basis of Presentation

     The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessee's financial position as of September 30, 1996, and the results of operations for the three and nine months ended September 30, 1996 and 1995. The results of operation for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s Form 10-K for the year ended December 31, 1995.

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

Note 2.  Related Party Transactions

       The Lessee had entered into separate management agreements, relating to each of the Hotels owned by the Company. Pursuant to the management agreements, a fee equal to 3% of total revenue was payable to Humphrey Hotels, Inc. ("the Operator") and was subordinate in all respects to the Lessee's obligations under the percentage leases. On February 9, 1996, the Lessee announced the termination of its operating agreements with the Operator effective January 1, 1996. The Lessee immediately began operating all of the hotels that it leases from the Partnerships. All personnel from the Operator were hired in identical capacities by the Lessee. The Lessee intends to operate the hotels throughout the lease term.

Shared Expenses

         Humphrey Associates, Inc. and HAI Management, Inc., affiliates of the Lessee, share certain operating expenses with the Lessee. Expenditures are allocated based on each entity's pro rata share of the expense. At September 30, 1996, $7,789 was due to the affiliates for such allocated expenses.

                     Humphrey Hospitality Management, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1996

Note 3.  Commitments

         The Lessee has entered into Percentage Leases, each with a term of 10 years, relating to each of the Hotels with the Partnership. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges. The Lessee has future lease commitments through July 2005. Minimum future lease payments due under these noncancellable operating leases are as follows:

                    Year

                  1996                        $ 1,678,334
                  1997                          1,678,334
                  1998                          1,678,334
                  1999                          1,678,334
                  2000                          1,678,334
                  Thereafter                    6,657,059
                                               ----------

                                              $15,048,729
                                             ============


         For the three and nine months ended September 30, 1996, the Lessee has incurred base rents of $419,587 and $1,258,761, and percentage rents of $649,307 and $1,682,982, respectively. As of September 30, 1996, the amount due the Partnership and Solomons Beacon Inn Limited Partnership for lease payments were $781,170 collectively, and is included in due to affiliates on the balance sheet.

Item 2.
                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION


     Humphrey Hospitality Trust, Inc. (the "Company"), is a Virginia corporation that operates as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company is the general partner of Humphrey Hospitality Limited Partnership (the "Partnership") owning a 78.91% interest in the Partnership. The Partnership owns directly or indirectly nine hotel properties (the "Hotels"). Eight of the Hotels (the "Initial Hotels") were acquired by the Company in connection with it's initial public stock offering in November 1994 and the remaining hotel ( the "Acquisition Hotel") was acquired in July 1995.

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

Results of Operations

Three months ended September 30, 1996

     The Company's total revenues for the three month period ended September 30, 1996, substantially consisted of Percentage Lease revenue. The Company's revenue was $1,075,346 an increase of $29,087, or 2.8%, during the three month period ended September 30, 1996 as compared to the Company's revenue of $1,046,259 for the same period of 1995. Net income increased by $107,475 to $492,445, or 27.9% for the three months ended September 30, 1996 as compared to net income of $384,970 for the same period for 1995. The improvement in net income is attributed to the additional lease revenue from the Acquisition Hotel and the refinancing and/or retirement of Company debt on the hotels located in Solomons, Maryland; Dahlgren, Dublin and Farmville, Virginia; Elizabethton, Tennessee, and Princeton, West Virginia.

         The Lessee's room revenues from the Hotels increased by $85,123, or 3.7%, to $2,390,268 for the three months ended September 30, 1996, as compared to $2,305,145 of room revenue for the same period of 1995. Occupancy for the Hotels decreased from 81.5% for the three month period ended September 30, 1995, to 80.5% for the same period in 1996. The decrease in occupancy for the three month period ended September 30, 1996 is attributed to the slowdown in construction-related business at the Company hotel located in Dublin, Virginia. During 1995, the hotel received business as the result of special industrial construction projects that were occurring in its locale. The average daily rate of the Hotels increased to $52.29 for the three months ended September 30, 1996, up 3% as compared to $50.76 for the same period of 1995. Revenue per available room "Revpar" was $42.11 for the three months ended September 30, 1996, up 1.8%, as compared to $41.35 for the same period in 1995. Lessee operating expenses increased by $112,687, as the result of consolidating the Operator with the Lessee, to $2,316,843 for the three months ended September 30, 1996, as compared to $2,204,156 for the same period in 1995.

Nine months ended September 30, 1996

    The Company's revenues for the nine month period ended September 30, 1996, consisted substantially of Percentage Lease revenue recognized pursuant to the Percentage Leases. Total revenue increased by $196,337, or 7.1%, to $2,960,823 from $2,764,486 for the nine month period ended September 30, 1995. Net income increased by $401,386,

                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED

or 49.4%, to $1,212,989 for the nine month period ended September 30, 1996, from $811,603 for the same period ended 1995. The improvement in net income is attributed to the additional lease revenue from the Acquisition Hotel and the refinancing and/or retirement of Company debt on the hotels located in Solomons, Maryland; Dahlgren, Dublin and Farmville, Virginia; Elizabethton, Tennessee, and Princeton, West Virginia.

         The Lessee's room revenues increased by $419,965, or 7.3%, to $6,157,769 for the nine month period ended September 30, 1996 as compared to $5,737,804 for the same period in 1995. Occupancy at the Hotels decreased to 72.1% for the nine month period ended September 30, 1996, from 73.9%. The decrease in occupancy is attributed to record snowfall in the first quarter of 1996 that all of the Hotels experienced and a slowdown in construction related business at the Hotels located in Dublin, Virginia and Elizabethton, Tennessee. During the second quarter of 1995 both hotels received business as the result of special industrial construction projects that were occurring in their respective locales. The average daily rate at the Hotels increased to $50.56, or by 3.8%, for the nine month period ended September 30, 1996, from $48.63 for the same period in 1995. Revpar increased to $36.42, or by 1.2%, for the nine month period ended September 30, 1996, from $35.99 for the same nine month period in 1995. Lessee operating expenses increased by $552,245, as the result of the addition of the Acquisition Hotel, and consolidating the Operator with the Lessee, to $6,423,040 for the nine months ended September 30, 1996, as compared to $5,870,795 for the same period in 1995.

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

       The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operating activities is insufficient to provide all of the estimated quarterly distributions (particularly in the first quarter), the Company anticipates that it will be able to fund any such deficit from future working capital. As of September 30, 1996, the Company's cash and current accounts receivable balances exceed the current obligations by $465,133.

         The Company's Funds from Operations (net income plus minority interest and depreciation and amortization ("FFO")) were $814,264 in the three months ended September 30, 1996 which is an increase of $78,324, or 10.6% over the Funds from Operations in the comparable period in 1995, which were $735,940. For the nine months ended September 30, 1996, Funds from Operations were $2,080,457, which is an increase of $493,551, or 31.1%, over Funds from Operations in the comparable period in 1995, which were $1,586,906. Most of the improvements in Funds from Operations can be attributed to significantly reduced interest expense as the result of repayment of debt from the proceeds from the Second Stock Offering and the addition of the Percentage Lease revenue from the Acquisition Hotel. Management considers Funds from Operations to be a market accepted measure of an equity REIT's cash flow which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performances. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (the "NAREIT"), Funds from Operations represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets and after adjustments for unconsolidated partnerships. For the periods presented, depreciation and amortization and minority interest were the only non-cash adjustments. Therefore, Funds from Operations represents cash flow from operating activities. Funds from Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or debt service with respect to the hotel properties.

                       Humphrey Hospitality, Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED


         The computation of historical Funds from Operations is as follows:


                                                        Historical Three              Historical Three
                                                        Month Period Ended            Month Period Ended
                                                        September 30,1996             September 30, 1995
         Net income applicable to
           common shares                                     $492,445                      $384,970

         Add:
           Minority interest                                  131,614                       108,662
           Depreciation and amortization                      190,205                       242,308
                                                             ---------                     ---------


         Total                                               $814,264                      $735,940
                                                             ========                      ========


                                                        Historical Nine               Historical Nine
                                                        Month Period Ended            Month Period Ended
                                                        September 30,1996             September 30, 1995

         Net income applicable to
           common shares                                   $1,212,989                      $811,603

         Add:
           Minority interest                                  324,191                       279,052
           Depreciation and amortization                      543,277                       496,251
                                                           -----------                    ----------


         Total                                             $2,080,457                    $1,586,906
                                                           ==========                    ==========


       In April, 1996, the Company established a secured credit facility in the amount of $6.5 million with Mercantile Safe Deposit and Trust Company (the "Credit Facility") to refinance certain existing debt (approximately $1.7 million) and pay the development cost of the Comfort Suites (the "New Development") located in Dover, Delaware and a second development that the Company considered but did not pursue in Dublin, Virginia. The term of the Credit Facility is for three years with two one year extensions at the option of the bank. The Credit Facility bears interest at prime rate plus 25 basis points, presently 8.5% and is cross-collateralized by liens on the Company hotels located in Dahlgren, Virginia; Farmville, Virginia (both Hotels); Elizabethton, Tennessee; Princeton, West Virginia; and Solomons, Maryland and the Comfort Suites hotel being developed in Dover, Delaware. The Company expects that the total costs for developing this hotel will be approximately $2.8 million and that the hotel will be completed in early 1997. Through September 30, 1996 the Company had drawn an additional $660,213 from the Credit Facility to fund construction in progress for the New Development. The Company has executed an Amended Development Agreement (the "Development Agreement") with Humphrey Development, Inc., a Humphrey Affiliate, pursuant to which Humphrey Development provides construction supervision and will pay any development costs in excess of $2.8 million in exchange for a right to purchase the New Development from the Company on the sixth anniversary of its commencement of operations for $2.8 million.

                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED



Long-term debt as of September 30, 1996, was approximately $8.93 million as follows:

       Approximately $2.38 million, from the Credit Facility which is secured by and cross-collateralized and cross-defaulted on the Hotels located in Solomons, Maryland; Farmville, Virginia; Elizabethton, Tennessee; Dahlgren, Virginia; and Princeton, West Virginia and the hotel under construction in Dover, Delaware. The interest rate on the Credit Facility is variable at 25 basis points above prime rate, presently at a rate of 8.5% per annum.

       Approximately $4.15 million, secured by a first deed of trust on the Hotels located in Wytheville, Virginia, and Morgantown, West Virginia. Interest accrues at the rate necessary to remarket bonds at a price equal to 100% of the outstanding principal balance. The interest rate is approximately half of the prime rate, which is adjusted weekly and is not to exceed 15% and 11.3636% for Wytheville and Morgantown, respectively. At September 30, 1996, the interest rate was approximately 3.6% for both. In addition, letter of credit fees, trustee fees and financing fees increased the effective rate to approximately 6.75% as of the same date.

       Approximately $2.4 million is secured by a first deed of trust on the Comfort Inn-Dublin, Virginia. The outstanding interest rate bears interest at a rate equal to 7.75% per annum with additional Underwriters' fees increasing the interest rate to 8%.

       The Company's Board of Directors has adopted a resolution limiting the Company's consolidated indebtedness to less than 50% of the aggregate purchase prices of the hotels in which it has invested. The aggregate total purchase price paid by the Company for the Hotels is approximately $25.5 million. As of September 30, 1996, the Company's total outstanding indebtedness represents approximately 34.3% of the aggregate amount paid by the Company for the Hotels.

       The Board of Directors has adopted a policy that will govern all of the Company's investment in hotel properties (the "Investment Policy") including the acquisition of existing hotels and the development of hotels until such time as the Board amends such policy. Under the Investment Policy, the Company will make no investment in a hotel property unless the Company can demonstrate that it can reasonably expect an annual return on its investment (net of insurance, real estate and personal property taxes and reserves for furniture, fixtures and capital expenditure ("FFE Reserves")), that is greater than or equal to 12% of the total purchase price to be paid by the Company for such property. Under the Bylaws, the approval of a majority of the Board of Directors, including a majority of the Independent Directors, is required for the Company to acquire any property. In addition, the Investment Policy will be applied to a hotel property prior to its acquisition or development by the Company, and therefore, there can be no assurances that increases in insurance rate, real estate or personal property taxe rates or FFE Reserves, which are based on room revenues, will not decrease the Company's annual return on its investments in any hotel property to a level below that set out in the Investment Policy.

        Because a development project has no prior revenues on which the Company's Investment Policy can be tested, the Company intends to invest only in developments where it reasonably believes it will receive an annual return on its investment that are consistent with the Investment Policy. The Company has proposed to the Lessee and the Lessee has agreed to sign a lease agreement (the "Fixed Lease" and together with Percentage Leases, the "Leases") pursuant to which the Lessee would lease the New Development for an annual fixed rent payment which will be payable in equal monthly installments. The annual rent payment under the Fixed Lease (net of insurance paid by the Company, FFE Reserves and real estate and personal property taxes) represents an approximately 12% return on the Company's expected total investment in the New Development.

     Pursuant to the Leases, the Partnership is required to make available to the Lessee 4% of room revenue per quarter, on a cumulative basis, for capital improvements and periodic replacement or refurbishment of furniture, fixtures and equipment at each of the Hotels. The average annual expenditures for capital improvements and refurbishments of

                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED

furniture, fixtures and equipment for the Initial Hotels for the years 1991 through 1994 was approximately 3.8% of annual room revenues. Therefore, the Company believes that a 4% set-aside represents a prudent estimate of future expenditure requirements for such items. The Company intends to cause the Partnership to spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. The Partnership is obligated to fund the cost of certain capital improvements to the operations to fund the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the above.

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


                                       HUMPHREY HOSPITALITY TRUST, INC.



                                       By:  _______________________________
                                             James I. Humphrey, Jr.
                                             President and Secretary

                                       Date:_______________________________