Form 10-K
period 1996-12-31
HUMPHREY HOSPITALITY TRUST INC
filed 1997-03-31
CIK 929545

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended
         December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For this transition period from ____________ to _____________

                         Commission File Number: 0-25060

                        HUMPHREY HOSPITALITY TRUST, INC.
             (Exact name of registrant as specified in its charter)

        Virginia                                                 52-1889548
(State of Incorporation)                                      (I.R.S. employer
                                                             identification no.)

12301 Old Columbia Pike, Silver Spring MD  20904         (301) 680-4343
    (Address of principal executive offices)     (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.01 par value
                                (Title of Class)

                             NASDAQ NATIONAL MARKET
                                (Name of Market)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                             YES  X     NO
                                -----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $35,469,800 based on the last sale price in the NASDAQ National Market for such stock on March 21, 1997.

The number of the Registrant's common stock outstanding was 3,481,700 as of March 21, 1997.

                       Documents Incorporated by Reference

Certain of the exhibits to the Company's Registration Statement on Form S-11 (SEC File No. 33-83658) are incorporated by reference into Part IV.

================================================================================

                                    1 of 84

                                TABLE OF CONTENTS

                                                                                                              Form 10-K
                                                                                                                Report
       Item No.                                                                                                  Page

                                     PART I

              1.    Business......................................................................................3
              2.    Properties...................................................................................10
              3.    Legal Proceedings............................................................................16
              4.    Submission of Matters to a Vote of Security Holders..........................................16


                                     PART II

              5.    Market for the Registrant's Common Equity and Related
                        Shareholder Matters......................................................................16
              6.    Selected Financial Data......................................................................18
              7.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations......................................................23
              8.    Financial Statements and Supplementary Data..................................................28
              9.    Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure......................................................28

                                    PART III

              10.   Directors and Executive Officers of the Registrant...........................................28
              11.   Executive Compensation.......................................................................30
              12.   Security Ownership of Certain Beneficial Owners and Management...............................31
              13.   Certain Relationships and Related Transactions...............................................32

                                     PART IV

              14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K............................35

                                     PART I

Item 1.  Business

(a)    General Development of Business

       Humphrey Hospitality Trust, Inc. (the "Company") was incorporated on August 23, 1994, to acquire equity interests in eight existing hotel properties. The Company is a self-administered, Virginia corporation and qualifies as a real estate investment trust ("REIT") for federal income tax purposes. During the fourth quarter of 1994, the Company completed an initial public offering ("IPO") of 1,321,700 shares of $.01 par value common stock. The offering price per share was $6, resulting in gross proceeds of $7,930,200. Net of underwriters discount and offering expenses, the Company received proceeds of $6,949,899.

       Upon completion of the IPO, the Company contributed substantially all of the net proceeds of the offering to Humphrey Hospitality Limited Partnership (the "Partnership") in exchange for a 71.46% general partnership interest in the Partnership. The Partnership used the proceeds from the Company to acquire an equity interest in seven existing hotel properties and a general partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership") (such interests, collectively, the "Initial Hotels") and to retire certain indebtedness relating to the Initial Hotels. The Partnership acquired the Initial Hotels in exchange for (i) approximately $4.8 million in cash, (ii) units of limited partnership interest in the Partnership ("Units") which are redeemable, subject to certain limitations, for an aggregate of 527,866 Common Shares, with a value of approximately $3.2 million based on the IPO offering price, and (iii) the assumption of approximately $15.5 million of indebtedness. James I. Humphrey, Jr., the Chairman and President of the Company, and Humphrey Associates, Inc. received Units aggregating a 28.54% equity interest in the Partnership. The Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in the Subsidiary Partnership. Hotel properties are carried at the lower of cost or net realizable value. The Company began operations on November 29, 1994.

       On July 21, 1995, the Company completed a second public offering (the "Second Stock Offering") of 1,010,000 shares of common stock. The gross proceeds were $7,827,500 based on the offering price of $7.75 per share. Net of underwriters' discount and offering expenses, the Company received proceeds of approximately $6,957,000. The Company used the proceeds to repay certain indebtedness and through the Partnership, acquired the Days Inn Hotel in Farmville, Virginia (the "Days Inn Hotel"), which has 60 rooms and was built in 1989. The Partnership acquired the Days Inn Hotel from Farmville Lodging Associates, LLC (the "LLC"), a Maryland limited liability company in which Mr. Humphrey owns a 98% equity interest. The Partnership acquired the Days Inn Hotel in exchange for (i) 95,484 Units, which are redeemable, subject to certain limitations, for an aggregate of 95,484 shares of common stock and (ii) assumption of approximately $1.23 million of debt secured by the Days Inn Hotel, which was repaid immediately with proceeds of the Second Stock Offering. The 95,484 Units issued to the LLC in connection with the purchase of the Days Inn Hotel have a value of approximately $740,000 based on the offering price of the Second Stock Offering. The acquisition of the Days Inn Hotel has been recorded by the Company at the affiliate's historical cost which is less than net realizable value. The equity of the Days Inn Hotel, net of the portion allocated to the minority interest, has been recorded as an increase in paid-in capital. Upon completion of the Second Stock Offering, the Company owned a 78.91% partnership interest, and Mr. Humphrey, Humphrey Associates, Inc. and the LLC (the "Humphrey Affiliates") collectively owned a 21.09% interest in the Partnership.

       On February 9, 1996, the Company's Lessee, Humphrey Hospitality Management, Inc., (the "Lessee") announced the termination of its operating agreements with the Humphrey Hotels, Inc., (the "Operator") effective January 1, 1996. The Lessee immediately began operating all of the hotels that it leases from the Company. All personnel from the Operator were immediately hired in identical capacities by the Lessee. The Lessee intends to operate the hotels throughout the lease term.

       In April, 1996, the Company established a secured credit facility in the amount of $6.5 million with Mercantile Safe Deposit and Trust Company (the "Credit Facility") to refinance certain existing debt (approximately $1.7 million) and pay the development cost of a Comfort Suites hotel in Dover, Delaware (the "New Development"). The term of the Credit Facility is for three years with two one-year extensions at the option of the bank. The Credit Facility bears interest at the prime rate plus 25 basis points, presently 8.5%, and is cross-collateralized by liens on the Company hotels located in Dahlgren, Virginia; Farmville, Virginia (both Hotels); Elizabethton, Tennessee; Princeton, West Virginia; and Solomons, Maryland.

       On April 15, 1996, the Company purchased, from a third party, a 1.32 acre lot in Dover Delaware, using borrowings from the Credit Facility, to develop a 64-unit Comfort Suites hotel. The Company executed an amended development services agreement (the "Development Agreement") with Humphrey Development, Inc. ("Humphrey Development"), a Humphrey Affiliate, pursuant to which Humphrey Development provides construction supervision and will pay any development costs in excess of $2,795,910 in exchange for a right to purchase the New Development from the Company on the sixth anniversary of its commencement of operations for $2,795,910. The hotel commenced operations on January 22, 1997.

       On October 4, 1996 Joseph T. Howell resigned from the Company's Board of Directors, citing lack of time to devote to the Company. On November 5, 1996, the Board of Directors appointed Mr. Jeffrey M. Zwerdling to serve the remainder of Mr. Howell's term, which expires at the 1997 annual meeting of the Company's shareholders.

       On October 30, 1996, the Common Stock began to trade on The Nasdaq National Market. Prior to that date, the Common Stock was traded on The Nasdaq
SmallCap Market. The Company believes that by trading on The Nasdaq National Market, shares of the Common Stock may become more liquid and the shareholder base of the Company may expand geographically and structurally with the potential for Common Shares to be held by residents of almost every state and by institutional investors.

       On December 6, 1996, the Company completed a third public offering (the "Third Stock Offering") of 1,150,000 shares of common stock. The gross proceeds were $9,487,500 based on the offering price of $8.25 per share. Net of underwriters' discount and offering expenses, the Company received proceeds of approximately $8,645,000. The Company used the proceeds (i) to repay approximately $660,000 of outstanding debt on the Credit Facility secured by six of the hotels and the New Development, (ii) to repay the costs associated with the development of the New Development which were approximately $1.6 million at December 31, 1996; and (iii) to establish a fund for future acquisitions and development. Upon completion of the Third Stock Offering, the Company owns an 84.82% partnership interest, and the Humphrey Affiliates collectively own a 15.18% interest in the Partnership.

       On January 22, 1997, the Company's New Development, the Comfort Suites hotel located in Dover, Delaware, opened for business. The hotel is leased by the Lessee for a fixed lease payment of $378,840 a year, payable in equal monthly installments and prorated for any partial month.

       On February 26, 1997, the Company closed on the purchase of the Comfort Inn hotel located in Culpeper, Virginia. The Company assumed approximately $1,220,000 in taxable and tax exempt bond financing and utilized approximately $680,000 in cash for the purchase. The hotel is leased by the Lessee pursuant to a Percentage Lease which provides for rent based, in part, on the room revenues from the hotel.

       On March 17, 1997, the Company closed on the purchase of the Comfort Inn hotel located in New Castle, Pennsylvania. The Company paid $3 million in cash for the site. The hotel is leased by the Lessee pursuant to a Percentage Lease which provides for rent based, in part, on the room revenues from the hotel.

       In March, 1997, the Company contracted to purchase three hotels, the 63 room Best Western Hotel in Harlan, Kentucky, the 62 room Holiday Inn Express in Danville, Kentucky and the 56 room Comfort Inn in Murphy, North Carolina. The total price of the hotels is $7.325 million and will be purchased utilizing proceeds from the Third Stock Offering and borrowings from the Credit Facility.

(b)    Financial Information About Industry Segment

       The Company is in the business of acquiring equity interests in existing hotel properties. See the Consolidated Financial Statements and notes thereto included in Item 14 of this Annual Report on Form 10-K for certain financial information required in Item 1.

(c)    Narrative Description of Business

       General. At December 31, 1996, the Company owned, through the Partnership and the Subsidiary Partnership, the Initial Hotels and the Days Inn Hotel (collectively "the Hotels"), containing 617 rooms located in Virginia (5), West Virginia (2), Maryland (1), and Tennessee (1). The Hotels are leased to Humphrey Hospitality Management, Inc. The Company's primary objective is to increase amounts distributable to shareholders and enhance shareholder value by participating in increased revenue from the Hotels through leases which provide for rent payments based on the revenue from the Hotels (the "Percentage Leases"), by acquiring equity interests in additional existing hotels that meet the Company's investment criteria and by developing new nationally franchised hotels.

       Internal Growth Strategy. The Company's use of Percentage Leases allows the Company to participate in increased revenue from the Hotels. The Percentage Leases provide for the Lessee to pay monthly base rent ("Base Rent") plus percentage rent ("Percentage Rent"). The Percentage Rent for each Hotel is comprised of (i) a set percentage of quarterly and semi-annual room revenue, which is payable quarterly and semi-annually, respectively, (ii) a set percentage of annual room revenue in excess of a threshold amount ("Threshold"), which is payable annually, and (iii) 8% of monthly revenue other than room revenue (including, but not limited to, telephone charges, movie rental fees and, in the case of the Comfort Inn - Beacon Marina, Solomons, Maryland, rental payments under the third party leases of its restaurant and yacht yard as well as marina revenue), which is payable monthly. The portion of Percentage Rent that is based on annual room revenue does not apply to amounts under the Threshold and is designed to allow the Company to participate in any future increases in room revenue. The Base Rent and Percentage Rents are hereinafter referred to collectively as "Rent". Under the Percentage Leases, the principal determinant of Percentage Rent is room revenue.

       The Company intends to limit consolidated indebtedness to less than 50% of the aggregate purchase price paid by the Company for any hotels in which it has invested. As of December 31, 1996, the Company's consolidated indebtedness was equal to approximately 30.2% of the aggregate purchase prices paid by the Company for the Hotels of $25.5 million and cost incurred for the New Development of $1.6 million as of December 31, 1996. In addition to limiting the amount of leverage, the Company's strategy for internal growth includes:

o Professional Management and Sales Programs. Effective January 1, 1996, the Lessee manages the Hotels, prior to that the Operator managed the hotels. The Operator and the Lessee, as its successor, have been in the business of managing hotel properties since 1989 and currently operate 9 hotels with 617 rooms in 4 states. The Operator managed each Initial Hotel for more than five years and the Days Inn Hotel since 1994.

o Licensed Properties. Because it believes it may benefit from access to national reservation systems and advertising and marketing programs provided by franchisors, the Company intends to cause substantially all of its hotel properties to be operated as franchises of national hotel systems. Seven of the Hotels are licensed to operate as Comfort Inns, one as a Best Western Hotel, and one as a Days Inn Hotel.

       Acquisition Strategy. The Company intends to acquire equity interests in hotel properties that meet the Company's investment criteria described below.

o nationally franchised hotels in locations with relatively high demand for rooms, with relatively low supply of competing hotels and with significant barriers to entry into the hotel business, such as a scarcity of suitable hotel sites or zoning restrictions;

o poorly managed hotels, which could benefit from new management, new marketing strategy and association with a national franchisor;

o      hotels  in  a  deteriorated   physical   condition  which  could  benefit
       significantly from renovations; and

o hotels in attractive locations that the Company believes could benefit significantly by changing franchises to a grade the Company believes is more appropriate for the location and clientele.

       Development Strategy. The Company intends to grow through the development of new hotels as well as from the acquisition of existing hotels. The Company intends to develop limited-service hotels in secondary and tertiary markets, typically with under 100 rooms, that are similar to the Company's present hotels. The Company is interested in sites that offer the potential to attract a diverse mix of potential market segments.

       The Company's site selection criteria is expected to include some or all of the following characteristics:

o      Relatively   low  land  costs,   particularly   as  compared  with  major
       metropolitan areas.

o      Sites that exist on or near major highways.

o Areas that have strong industrial bases with the potential for future growth.

o      Communities   with   state  or   federal   installations,   colleges   or
       universities.

o      Sites that have an aging hotel presence currently in place.

       These criteria describe the basic characteristics that the Company looks for prior to committing to the development of a new hotel. Sites that are selected may have some or all of the market characteristics as described above, as well as characteristics that are not specifically described herein. It is not anticipated that all sites selected by the Company will possess all of the characteristics described herein.

       In January, 1997, the Company completed the development of the Comfort Suites Hotel, located in Dover, Delaware. The Comfort Suites contains 64 units, each with a refrigerator and microwave. Other amenities include an outdoor pool, meeting room, and deluxe continental breakfast.

       The Company's investment and acquisition policies may be changed by the Board of Directors without shareholder approval.

       Operating Practices. The Lessee utilizes a centralized accounting and data processing system which facilitates financial statements and budget preparations, payroll management, internal auditing and other support functions for the on-site hotel management team. The Lessee provides centralized control over purchasing and project management (which can create economies of scale in purchasing) while emphasizing local discretion within specific guidelines.

       The Lessee  develops a written  marketing plan annually for each property
with  a  strong  emphasis  on  room  revenue,   market  segmentation  and  yield
management.

       Each hotel property managed by the Lessee employs a general manager who is responsible for the overall operations of the hotel. General managers report to regional managers, who generally have responsibility for two to four hotels. Daily operations are managed with a centralized approach through regional operations managers who report to the Lessee's central office as applicable. The Lessee's strategy is to encourage decision-making by those people closest to the hotel operation at the lowest administrative cost.

       Property Management. In order for the Company to qualify as a REIT, neither the Company, the Partnership nor the Subsidiary Partnership can operate hotels. Therefore, each of the Hotels is leased to the Lessee, who prior to February 1996 contracted the management of the hotels to the Operator under separate Operating Agreements with the Lessee. Pursuant to the Operating Agreement, the Operator received a fee equal to 3% of total revenue of each Hotel, plus reimbursement of out of pocket expenses. Payments to the Operator from the Lessee were subordinate in all respects to the Lessee's obligations to the Partnership and the Subsidiary Partnership. Mr. Humphrey, Chairman of the Board and President of the Company, was and is the sole shareholder of both the Lessee and the Operator, respectively. The Percentage Leases obligate the Partnership or the Subsidiary Partnership, as applicable, to make available to the Lessee an amount equal to 4% of room revenue per quarter, on a cumulative basis, for upgrading and maintaining the Hotels ("Replacement Reserve Deposits").

       On February 9, 1996, the Company's Lessee, Humphrey Hospitality Management, Inc., announced the termination of its operating agreements with the Operator, Humphrey Hotels, Inc., effective January 1, 1996. The Lessee immediately began operating all of the hotels that it leases from the Company. All personnel from the Operator were hired at identical capacities by the Lessee. The Lessee intends to operate the hotels throughout the lease term. The Company does not expect there will be any significant changes in the management and operating policies and procedures described below.

       The Operator had managed the Initial Hotels since 1989 and the Days Inn Hotel since 1994. The Operator provided all employees and performed all marketing, accounting and management functions necessary to operate the Hotels pursuant to the Operating Agreements. The Operator had in-house programs for accounting and the management and marketing of the Hotels. The Operator utilized its sales management program to coordinate, direct and manage the sales activities of personnel located at the hotels. The Lessee now provides these services and functions.

       The Lessee's President, Randy P. Smith, has been employed in the hotel business since 1978 and has operated a variety of hotels under many franchise brands. He joined the Operator in 1989 as Director of Operations and in 1991, he was appointed Vice President of Operations. He was appointed President of the Operator in 1994. He has been appointed to the Comfort Inn Advisory Council, the International Operators Council for Choice Hotels ("IOC") National Marketing Committee, the IOC National Operations and Standards Committee, the IOC National Awards Committee, the Region 4 (Virginia) Regional Advisory Board for Choice Hotels and numerous boards for the IOC. Mr. Smith received an M.B.A. Degree from Loyola College in 1995.

       The Lessee's Vice President, Bethany H. Hooper, joined Humphrey Associates, Inc. in 1988 after working for the accounting firm of Reznick Fedder & Silverman as a certified public accountant. In 1991, she was appointed Vice President of Accounting and Administration of Humphrey Associates, Inc. and the Operator. Ms. Hooper continues to work for both the Lessee and Humphrey Associates, Inc.. She received a B.S. degree in Business Administration from Lewis and Clark College in 1986 and an M.B.A. degree in Finance from Loyola College in 1991.

       The Lessee's Controller, Hoa N. Moe, has been employed in the hotel business since 1978. From 1978 to 1989, she worked for Ramada Inn's Washington Regional Office and Coakley & Williams, Inc., a hotel management company, primarily as a credit investigator and Controller . She joined the Operator in 1989 and served as Internal Auditor until she was appointed Controller in 1992.

       Competition. Each of the Hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy and average daily room rate ("ADR") of the Hotels or at hotel properties acquired in the future.

       The Company may be competing for investment opportunities with entities which have substantially greater financial resources than the Company. These entities generally may be able to accept more risk than the Company can prudently manage, including risks with respect to the creditworthiness of a hotel operator of the geographic proximity of its investments. Competition in general may reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell. Further, the Company believes that competition from entities organized for purposes substantially similar to the Company's objectives could increase significantly.

       Employees. The Company has an agreement between it and the Lessee ("the "Services Agreement") to provide accounting and securities reporting services for the Company. The initial Services Agreement stated that these services would be provided to the Company for a fixed fee of $80,000 per year, notwithstanding the size of the Company's portfolio. On November 6, 1996, the Company amended the Services Agreement to provide for such services for an initial annual fee of $30,000 per year for as long as the Company's portfolio includes the Hotels and the New Development. The amended Services Agreement provides that the fee for such services will increase $10,000 per year (prorated from the time of acquisition) for each additional hotel added to the Company's portfolio (excluding the New Development). Under the terms of the amended Services Agreement, the services fee cannot exceed $100,000 in any year. The Lessee employs approximately 225 people in operating the Hotels. The Lessee has advised the Company that its relationship with its employees is good.

       Business Risks. The Hotels are subject to all operating risks common to the hotel industry. These risks include, among other things, competition from other hotels; recent over-building in the hotel industry which has adversely affected occupancy and room rates; increases in operating costs due to inflation and other factors, which increases have not in recent years been, and may not necessarily in the future be, offset by increased room rates; significant dependence on business and commercial travelers and tourism; increases in energy costs and other expenses of travel; and adverse effect of general and local economic conditions. These factors could adversely affect the Lessee's ability to make lease payments and therefore the Company's ability to make expected distributions to shareholders. Further, decreases in room revenue of the Hotels will result in decreased revenue to the Partnership and the Subsidiary Partnership, as applicable, under the Percentage Leases.

       The Company must rely on the Lessee to generate sufficient cash flow from the operations of the Hotels to enable the Lessee to meet the rent obligations under the Percentage Leases. The obligations of the Lessee are unsecured. The Lessee has only nominal assets, primarily working capital.

       The Company's investments are subject to varying degrees of risk generally incident to the ownership of real property. The underlying value of the Company's real estate investments and the Company's income and ability to make distributions to its shareholders is dependent upon the ability of the Lessee to operate the Hotels in a manner sufficient to maintain or increase revenue and to generate sufficient income in excess of operating expenses to make rent payments under the Percentage Leases. Income from the Hotels may be adversely affected by adverse changes in national economic conditions, adverse changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, competition from other hotel properties, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war, adverse changes in zoning laws, and other factors which are beyond the control of the Company and the Lessee.

       Environmental Risks. Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the owner's ability to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. Certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs. In connection with the ownership of the Hotels, the Company, the Partnership or the Subsidiary Partnership may be potentially liable for any such costs.

       Phase I environmental site assessments were obtained on all of the Hotels prior to their acquisition by the Company. A Phase I environmental site assessment was conducted in February 1995, on the land on which the New
Development is built. A Phase 1 environmental screening and a Phase 1 environmental assessment were conducted in February 1997, on the Company's acquisitions of the hotels located in Culpeper, Virginia and New Castle, Pennsylvania, respectively. The Phase I environmental assessments were intended to identify potential environmental contamination for which the Hotels may be responsible. The Phase I environmental assessments included historical reviews of the Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of hazardous substances, toxic substances and underground storage tanks, and the preparation and issuance of a written report. The Phase I environmental assessments did not include invasive procedures, such as soil sampling or ground water analysis.

       The Phase I site assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the Company aware of any such liability. Nevertheless, it is possible that the Phase I site assessments do not reveal environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the Hotels and the Hotels will not be affected by the condition of other properties in the vicinity of the Hotels

(such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company, the Partnership, the Subsidiary Partnership, or the Lessee.

       The Company believes that the Hotels are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances or other environmental matters. Neither the Company nor, to the knowledge of the Company, the Selling Partnerships, the LLC or the LLC's predecessor in interest with regard to the Days Inn Hotel or any of the former owners of the hotels have been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of the Hotels.

       No assurance can be given that the Phase I site assessments identified all significant environmental problems or that no additional liabilities exist.

       Tax Status.  The Company has made an election to be taxed as a REIT under
Section 856 through 860 of the Internal Revenue Code ("Code"), commencing with its taxable year ending December 31, 1994. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to Federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

Item 2.  Properties

       The following table sets forth certain historical information with respect to the Hotels for the year ended December 31, 1996.

                                                            Year Ended December 31, 1996
                                                            ----------------------------
                               Number                                Percentage
                                 of          Room         Other         Lease        Avg
                                Rooms      Revenue       Revenue       Payment      Occpy       ADR       REVPAR (1)
                               ------      -------       -------     ----------     ------      ---       ------
Comfort Inns

  Dahlgren, VA                   59        $  712,994     $ 22,898    $  303,490     76.38%    $43.23     $33.02
  Dublin, VA                     98         1,368,818       37,234       660,899     72.95%     52.32      38.16
  Elizabethton, TN               58           569,464       26,576       227,198     60.36%     44.44      26.83
  Farmville, VA                  51           732,147       20,585       345,420     80.99%     48.43      39.22
  Morgantown, WV                 80         1,193,327       66,312       588,930     77.71%     52.44      40.76
  Princeton, WV                  51           904,400       27,352       465,593     88.52%     54.73      48.45
  Beacon Marina,
     Solomons, MD                60           969,714      290,257       742,215     75.42%     58.55      44.16

Best Western

  Wytheville, VA                100           799,827       10,937       318,852     44.73%     48.85      21.85

Days Inn

  Farmville, VA                  60           691,184       39,708       304,804     69.13%     45.53      31.47
                                ---        ----------     --------    ----------     ------    ------     ------

  Totals                        617        $7,941,875     $541,859    $3,957,401     69.96%    $50.27     $35.17
                                ===        ==========     ========    ==========     ======    ======     ======

------------

(1) "REVPAR" is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.


       Comfort Inn - Dahlgren, Virginia

       Description. The Comfort Inn-Dahlgren, Virginia is located off of U.S. Route 301 within one mile of the U.S. Naval Surface Warfare Center (Dahlgren). The hotel, which opened in 1989, is a 59-room, two-story, limited service hotel with no restaurant or lounge, although a complimentary continental breakfast is available for guests. Amenities include an exercise center, outdoor pool, indoor jacuzzi, interior corridor, conference room and four extended stay rooms that are equipped with refrigerators and microwave ovens.

       Guest Profile and Local Competition. Approximately 70% of the hotel's business is related to business from the adjacent Naval Surface Warfare Center. The remainder of the hotel's business consists of tourists, overnight travelers and people visiting local residents. The Company considers its primary competition here to be the Days Inn in Colonial Beach, Virginia, and the Best Western hotel in LaPlata, Maryland, both of which are located more than 15 miles away from the Comfort Inn - Dahlgren, Virginia.

       Comfort Inn-Dublin, Virginia

       Description. The Comfort Inn-Dublin, Virginia is located at the intersection of Interstate 81 and Virginia Route 100. The hotel, which opened in 1986, is a 98-room, two-story, limited service hotel with meeting and banquet rooms. Amenities include an outdoor pool, hot tub, interior corridor, and complimentary continental breakfast. A free-standing restaurant, which the Company leases to an unrelated operator, is located on the property.

       Guest Profile and Local Competition. Approximately 35% of the hotel's business is related to commercial activity from local businesses. The hotel's group business, which accounts for approximately 20% of its business, is generated from area institutions, local weddings and local social and sporting events. The remainder of the hotel's business consists of transient guests, visitors to area residents and demand generated by the hotel's proximity to Virginia Polytechnic Institute and State University and Radford University. The Company considers its primary competition here to be the Best Western hotel in Radford, Virginia and the Hampton Inn in Christiansburg, Virginia.

       Comfort Inn-Elizabethton, Tennessee

       Description. The Comfort Inn-Elizabethton, Tennessee is located off of joint U.S. Route 19E and 321 near the Tri-Cities of Bristol, Tennessee/Virginia, Johnson City, Tennessee and Kingsport, Tennessee. The hotel, which opened in 1987, is a 58-room, two-story, limited service hotel with no restaurant or lounge, although a complimentary continental breakfast and evening cider are available for guests. Amenities include an outdoor swimming pool, exercise center, interior corridor and conference room. The hotel has received three Gold Awards from Choice Hotels for excellence in service, maintenance, housekeeping and employee training.

       Guest Profile and Local Competition. Approximately 40% of the hotel's business is related to commercial activity from local businesses. Approximately 50% of the hotel's business is generated by leisure travelers as a result of its proximity to ski resorts, and other nearby tourist attractions. The remainder of the hotel's business consists of overnight travelers and visitors to area residents. The Company considers its primary competition here to be the Fairfield Inn, The Comfort Inn, and the Red Roof Inn in Johnson City, Tennessee.

       Comfort Inn-Farmville, Virginia

       Description. The Comfort Inn-Farmville, Virginia is located at the intersection of U.S. Routes 15 and 460 between Hampden-Sydney College and Longwood College. The hotel, which opened in 1985, is a 51-room, two-story, limited service hotel with no restaurant or lounge, although a complimentary continental breakfast is available for guests. Amenities include a swimming pool, interior corridor, and exercise room. The hotel received the first Gold
Award awarded by Choice Hotels for excellence in service, maintenance, housekeeping and employee training.

       Guest Profile and Local Competition. Approximately 75% of the hotel's business is related to commercial activity from local businesses. The remainder of the hotel's business consists of overnight travelers and general demand generated by the hotel's proximity to Hampden-Sydney College and Longwood College. The Company considers its primary competition here to be the Days Inn Hotel, and the Super 8 Motel in Farmville, Virginia.

       Comfort Inn-Morgantown, West Virginia

       Description. The Comfort Inn-Morgantown, West Virginia is located off of Interstate 68, approximately three miles from West Virginia University. The hotel, which opened in 1986, is an 80-room, two-story hotel and amenities include a swimming pool, indoor hot tub, interior corridor, and exercise center. A free-standing restaurant which is leased to an unrelated operator, is located on the property.

       Guest Profile and Local Competition. Approximately 35% of the hotel's business is related to commercial activity from local businesses. The remainder of the hotel's business consists of pleasure travelers, transient guests and demand generated by the hotel's proximity to West Virginia University. The Company considers its primary competition here to be the Hampton Inn and the Ramada Inn in Morgantown, West Virginia.

       Comfort Inn-Princeton, West Virginia

       Description. The Comfort Inn-Princeton, West Virginia is located at the end of the West Virginia Turnpike and near the intersection of Interstate 77 and U.S. Route 460. The hotel, which opened in 1987, is a 51-room, two-story, limited service hotel with no restaurant or lounge, although a complimentary continental breakfast is available for guests.
Amenities include an outdoor hot tub and interior corridor.

       Guest Profile and Local Competition. Approximately 45% of the hotel's business is related to commercial activity from local businesses. The remainder of the hotel's business consists of overnight travelers and people visiting Winterplace Ski Resort, area residents or Bluefield State College. The Company considers its primary competition here to be the Hampton Inn, Sleep Inn and the Days Inn in Princeton, West Virginia.


       Comfort Inn-Beacon Marina, Solomons, Maryland

       Description. The Comfort Inn-Beacon Marina, Solomons, Maryland is located on a tributary of the Patuxent River and a quarter of a mile off of joint U.S. Routes 2 and 4. The hotel is also located near the Patuxent Naval Air Station. The hotel which opened in 1986, is a 60-room, two-story, limited service hotel. Amenities include a swimming pool, hot tub, interior corridor, complimentary continental breakfast and a 187-slip marina. A free-standing waterfront restaurant and yacht yard, which are each leased to unrelated third parties, are located on the property.

       Guest Profile and Local Competition. Approximately 70% of the hotel's business is related to commercial activity from local businesses and demand generated by the Patuxent River Naval Air Station. Approximately 25% of the hotel's business consists of leisure travelers visiting the many tourist attractions around Solomons Island. The Company considers its primary competition here to be the Holiday Inn in Solomons, Maryland.

       Best Western-Wytheville, Virginia

       Description. The Best Western-Wytheville, Virginia is located at the intersection of Interstates 77 and 81. The hotel, which opened in 1985, is a 100-room, two-story hotel with no restaurant or lounge although a complimentary continental breakfast is available. Amenities include a swimming pool, meeting room, interior corridor and free in-room movies.

       Guest Profile and Local Competition. Approximately 70% of the hotel's business is comprised of leisure travelers and transient guests related to its location at the cross roads of two major interstate highways. The remainder of the hotel's business is due to commercial activity from local businesses and people visiting area residents. The Company considers its primary competition here to be the Days Inn, Hampton Inn, and the Ramada Inn in Wytheville, Virginia.

       Days Inn-Farmville, Virginia

       Description. The Days Inn-Farmville is located at the intersection of U.S. Routes 15 and 460 between Hampden-Sydney College and Longwood College, adjacent to the Comfort Inn - Farmville, Virginia. The hotel, which opened in 1989, is a 60-room, two-story, limited service hotel with no restaurant or lounge, although a complimentary continental breakfast is available for guests. Amenities include an outdoor pool and interior and exterior corridor rooms.

       Guest Profile and Local Competition. Approximately 75% of the hotel's business is related to commercial activities from local businesses. The remainder of the hotel's business consists of overnight travelers and general demand generated by the hotel's proximity to Hampden-Sydney College and Longwood College. The Company considers its primary competition here to be the Comfort Inn-Farmville, Virginia, an Initial Hotel, and the Super 8 Motel in Farmville, Virginia.

       The following tables sets forth certain  information with respect to each
Hotel:

                                                                         Year Ended December 31,
                                                            -------------------------------------------------
                                                            1992        1993       1994      1995        1996
                                                            ----        ----       ----      ----        ----
Comfort Inn - Dahlgren, Virginia
    Occupancy                                               70.7%      74.4%      70.5%      76.2%      76.4%
    ADR                                                     $42.30     $42.66     $43.55     $42.89     $43.23
    REVPAR                                                  $29.99     $31.76     $30.70     $32.68     $33.02

Comfort Inn - Dublin, Virginia
    Occupancy                                               68.8%      74.6%      80.7%      80.1%      72.9%
    ADR                                                     $44.04     $42.80     $45.97     $49.51     $52.32
    REVPAR                                                  $30.10     $31.94     $37.08     $39.65     $38.16

Comfort Inn - Elizabethton, Tennessee
    Occupancy                                               63.8%      74.6%      68.8%      74.2%      60.4%
    ADR                                                     $39.32     $39.43     $39.98     $40.17     $44.44
    REVPAR                                                  $25.07     $26.82     $27.52     $29.80     $26.83

Comfort Inn - Farmville, Virginia
    Occupancy                                               72.8%      80.7%      84.3%      75.9%      81.0%
    ADR                                                     $41.40     $40.10     $41.81     $47.22     $48.43
    REVPAR                                                  $30.13     $32.38     $35.24     $35.83     $39.22

Comfort Inn - Morgantown, West Virginia
    Occupancy                                               77.9%      81.9%      81.8%      77.3%      77.7%
    ADR                                                     $44.87     $46.28     $49.00     $50.78     $52.44
    REVPAR                                                  $34.71     $37.88     $40.10     $39.26     $40.76

Comfort Inn - Princeton, West Virginia
    Occupancy                                               93.5%      93.9%      95.9%      95.5%      88.5%
    ADR                                                     $46.88     $48.08     $50.37     $53.78     $54.73
    REVPAR                                                  $43.66     $45.16     $48.31     $51.35     $48.45

Comfort Inn - Beacon Marina
Solomons, Maryland
    Occupancy                                               72.1%      72.5%      78.6%      67.1%      75.4%
    ADR                                                     $49.92     $53.49     $55.37     $58.86     $58.55
    REVPAR                                                  $35.91     $38.79     $43.50     $39.48     $44.16

Best Western - Wytheville, Virginia
    Occupancy                                               63.8%      61.4%      48.9%      47.9%      44.7%
    ADR                                                     $37.48     $38.08     $45.12     $47.23     $48.85
    REVPAR                                                  $23.91     $23.39     $22.07     $22.64     $21.85

Days Inn - Farmville, Virginia
    Occupancy                                               58.7%      64.2%      58.0%      62.7%      69.1%
    ADR                                                     $38.61     $38.10     $42.55     $44.27     $45.53
    REVPAR                                                  $22.66     $24.48     $24.68     $27.78     $31.47

         Occupancy and REVPAR for the Best Western - Wytheville, Virginia declined from 1993 to 1994. Management of the Company believes that such decline in occupancy and REVPAR is a result of the loss of a year-to-year contract pursuant to which a trucking firm reserved at least ten rooms daily at rates significantly below quoted market rates. In 1993, the contract was awarded to another hotel that had bid a lower room rate. Management of the Company believes that the effects of the loss of such contract have been partially offset by increases in ADR, as shown in the table above. There can be no assurances, however, that the increase in ADR can return REVPAR at this Initial Hotel to the historical levels achieved prior to the termination of the contract. Occupancy and REVPAR for the Comfort Inns at Dublin, Virginia and Elizabethton, Tennessee declined from 1995 to 1996. Management believes that such decline is attributable to a slowdown of construction related business that the Hotels received in 1995. At the Company hotel located in Princeton, West Virginia two new hotels were opened in the proximity of the Comfort Inn during the summer of 1996. The Company anticipates a significant impact on occupancy and average daily rate at the hotel for the foreseeable future.

The Percentage Leases

       Each Hotel is separately leased by the Partnership to the Lessee under a Percentage Lease. The Lessee is wholly owned by Mr. Humphrey. Other than working capital sufficient to operate the Hotels, the Lessee has only nominal assets in addition to its right and benefits under the Percentage Leases. Each Percentage Lease contains the provisions described below, and the Company intends that future leases with respect to its hotel property investments will contain substantially similar provisions, although the Company's Board of Directors, may in its discretion, alter any of these provisions with respect to any particular lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time.

       Percentage Lease Terms. Each Percentage Lease has a non-cancelable term of ten years, which may be renewed for an additional term of five years at the Lessee's option, subject to earlier termination upon the occurrence of defaults thereunder and certain other events described therein.

       Amounts Payable under the Percentage Leases. During the term of each Percentage Lease, the Lessee will be obligated to pay (i) the Base Rent and Percentage Rents, and (ii) interest accrued on any late payments or charges. Base Rent accrues and is required to be paid monthly. The Percentage Rent for each Hotel is comprised of (i) a set percentage of quarterly and semi-annual room revenue, which is payable quarterly and semi-annually, respectively, (ii) a set percentage of annual room revenue in excess of a specified Threshold for each Percentage Lease, which is payable annually, and (iii) 8% of monthly revenue other than room revenue (including, but not limited to, telephone charges, movie rental fees and, in the case of the Comfort Inn-Beacon Marina, Solomons, Maryland, rental payments under the third party leases of its restaurant and yacht yard as well as marina revenue), which is payable monthly. Annual Percentage Rent does not apply to amounts under the Threshold. The portion of Percentage Rent that is based on annual room revenue is designed to allow the Company to participate in any future increases in room revenue.

       The following table sets forth (i) the annual Base Rent, (ii) the Percentage Rent formulas and (iii) the rent that was paid for each Hotel pursuant to the terms of the Percentage Leases based on historical revenues for the year ended December 31, 1996.

                        Humphrey Hospitality Trust, Inc.
                       Actual Results for the Year Ended
                               December 31, 1996

                                                                                                       Aggregate
                                                                                          Aggregate    Percentage
                      Annual            Percentage                          Hotel         Percentage   Rent Plus
                    Base Rent         Rent Formula                        Revenue           Rent       Base Rent
                    ---------         ------------                        -------         ---------    ---------
Comfort Inns
  Dahlgren, VA       $153,096   14.0%  of quarterly room revenues,     Rooms - $712,994    $148,562    $303,490
                                plus 6.5 % of semi-annual room         Other -  $22,898       1,832
                                revenues, plus 30% of annual room                          --------
                                revenues in excess of $705,000,                            $150,394
                                plus 8% of monthly other revenues                          --------

  Dublin, VA          253,350   17.5% of quarterly room revenues,      Rooms -$1,368,818   $404,570     660,899
                                plus 10.0 % of semi-annual room        Other -   $37,234      2,979
                                revenues, plus 30% of annual room                          --------
                                revenues in excess of $1,275,000,                          $407,549
                                plus 8% of monthly other revenues                          --------

  Elizabethton, TN     96,950   14.5% of quarterly room revenues,      Rooms - $569,464    $128,122     227,198
                                plus 7.5% of semi-annual room          Other -  $26,576       2,126
                                revenues, plus 30% of annual room                          --------
                                revenues in excess of $560,000,                            $130,248
                                plus 8% of monthly other revenues                          --------

  Farmville, VA       132,432   16.0% of quarterly room revenues,      Rooms-  $732,147    $211,341     345,420
                                plus 9.5% of semi-annual room          Other -  $20,585       1,647
                                revenues, plus 30% of annual room                          --------
                                revenues in excess of $650,000, plus                       $212,988
                                8% of monthly other revenues                               --------

  Morgantown, WV      210,136   6.1% of quarterly room revenues,       Rooms -$1,193,327   $373,489     588,930
                                plus 24.0% of semi-annual room         Other -   $66,312      5,305
                                revenues, plus 33% of annual room                          --------
                                revenues in excess of $1,150,000,                          $378,794
                                plus 8% of monthly other revenues                          --------

  Princeton, WV       208,610   11.1% of quarterly room revenues,      Rooms - $904,400    $254,795     465,593
                                plus 16.0 of semi-annual room          Other -  $27,352       2,188
                                revenues, plus 33% of annual room                          --------
                                revenues in excess of $875,000,                            $256,983
                                plus 8% of monthly other revenues                          --------

  Beacon Marina,
    Solomons, MD      288,397   17.6% of quarterly room revenues,      Rooms - $969,714    $430,597     742,215
                                plus 25.0% of semi-annual room         Other - $290,257      23,221
                                revenues, plus 25.1% of annual                             --------
                                room revenues in excess of                                 $453,818
                                $900,000, plus 8% of monthly other                         --------
                                revenues



Best Western
  Wytheville, VA      210,000   6.5% of quarterly room revenues,       Rooms - $799,827    $107,977     318,852
                                plus 7.0% of semi-annual room          Other -  $10,937         875
                                revenues, plus 30.0% of annual                             --------
                                room revenues in excess of                                 $108,852
                                $815,000, plus 8% of monthly                               --------
                                other revenues

Days Inn
  Farmville, VA       125,376   16% of quarterly room revenues         Rooms - $691,184    $176,251     304,804
                   ----------   plus 9.5% of semi-annual room          Other -  $39,708       3,177  ----------
                                revenues, plus 30.0% of annual                             --------
                                room revenues in excess of $760,000,                       $179,428
                                plus 8% of monthly other revenues                          --------

Total              $1,678,347                                                            $2,279,054  $3,957,401
                   ==========                                                            ==========  ==========


Item 3.  Legal Proceedings

       The Company is not presently involved in any material litigation, nor to its knowledge, is any material litigation threatened against the Company or its properties other than routine litigation arising in the ordinary course of business and which is expected to be covered by the Company's liability insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

       On May 23, 1996 shareholders of record as of April 1, 1996, voted to approve one year terms for the Board of Directors. By a plurality of the votes, all seven nominated Board Members were elected to the Board for a term of one year. There were no other matters submitted to a vote of security holders.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters.

(a)    Market Information

       The Company completed its IPO on November 29, 1994. Shares of the Company's common stock were sold for cash in connection with the IPO at the initial offering price of $6 per share. The shares were approved for listing on the Nasdaq Small Cap Market ("Small Cap"). The Company completed a Second Stock Offering on July 21, 1995 for cash at the offering price of $7.75 per share. On October 30, 1996 the Company's common stock was approved for listing and began trading on the Nasdaq National Market System ("NASDAQ"). The Company completed a Third Stock Offering on December 6, 1996. Shares were sold for cash in connection with the Third Stock Offering at the offering price of $8.25 per share. The high and low sales prices for the shares on NASDAQ during the period January 1, 1996 to December 31, 1996 were $9.50 and $8.00 per share, respectively. The closing sales price for the shares on NASDAQ as of March 21, 1997 was $10.1875 per share. The table below sets forth the cash dividends per share and the high and low market price range for the fiscal quarters of 1994, 1995, 1996 and 1997.

                                                    MARKET PRICE RANGE
                                Cash                ------------------
                                Dividends
                                Per Share          Low             High
                                ---------          ---             ----
       1994
       Fourth Quarter            $.044             6.25            6.375

       1995
       First Quarter             $.150             6.25            8.25
       Second Quarter             .150             7.50            8.125
       Third Quarter              .181             7.50            8.75
       Fourth Quarter             .190             7.75            8.75

       1996
       First Quarter              $.19             8.00            9.125
       Second Quarter              .19             8.4375          9.375
       Third Quarter               .19             8.25            9.25
       Fourth Quarter              .19             8.125           9.50

       1997
       First Quarter (through
       March 21, 1997)            $.19             8.00            10.875

(b)    Holders

       The approximate number of holders of record of the shares was 116 and the approximate number of beneficial owners was 1241 as of March 15, 1997.

(c)    Dividend

       The Company intends to make regular quarterly distributions to its shareholders. For the year ended December 31, 1996, the Company declared quarterly distributions as follows:

             Shareholders of Record as of          Distributions per Share
             ----------------------------          -----------------------
             March 25, 1996                                  $.19
             June 24, 1996                                    .19
             September 30, 1996                               .19
             December 1, 1996                                 .19
                                                             ----
                                                             $.76
                                                             ====

       On March 10, 1997, the Company announced a quarterly dividend of $.19 per share for each shareholder of record of March 24, 1997. The dividend will be paid May 5, 1997.

       None of such distribution represented a return of capital based upon earnings per share determined in accordance with generally accepted accounting principles.

       The Company believes that the assumptions underlying its estimate of cash flow that will be available for distributions constituted a reasonable basis for setting its initial distribution, and the Company expects to maintain its distribution rate for 1997 unless actual results of operations, economic conditions or other factors differ from the assumptions used in its estimates. The actual cash flow that the Company will realize will be affected by a number of factors including the revenue received from Percentage Leases and unanticipated capital expenditures. No assurance can be given that the Company's estimate will prove accurate.

       Future distributions paid by the Company will be at the discretion of the Board of Directors of the Company and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT, provisions of the Internal Revenue Code and such other factors as the Directors of the Company deem relevant.

Item 6.  Selected Financial Data

           The following tables set forth (i) selected revenue and expenses and financial data on a historical basis for the Company and the Lessee for the period from November 29, 1994 (inception of operations) through December 31, 1994, and for the years ended December 31, 1995 and 1996 (ii) pro forma revenue and expenses and financial data for the Company and the Lessee for the years ended December 31, 1994 and 1995 (iii) historical balance sheet data for the Company as of December 31, 1995 and 1996 (iv) selected historical operating and financial data for the Initial Hotels for each of the years in the three-year period ended December 31, 1994 and, (v) selected proforma operating and financial data for the Initial Hotels for the year ended December 31, 1994. The historical balance sheet data has been derived from the balance sheets of the Company as of December 31, 1995 and 1996, audited by Reznick Fedder & Silverman, independent accountants. The historical operating data for the Company and the Lessee for the period November 29, 1994 (date Company began operations) through December 31, 1994 and the years ended December 31, 1995 and 1996 are derived from the financial statements of the Company and the Lessee for the period ended December 31, 1994 and the years ended December 31, 1995 and 1996 all audited by Reznick Fedder & Silverman, independent accountants. The selected combined historical financial data for the Initial Hotels for the two years ended December 31, 1993 and the period from January 1, 1994 through November 28, 1994, have been derived from the historical combined financial statements of the Selling Partnerships - Initial Hotels, all audited by Reznick Fedder & Silverman, independent accountants. The pro forma information of the Company is presented as if the IPO had occurred on January 1, 1994. The combined pro forma financial information of the Initial Hotels for the year ended December 31, 1994, has been derived from the financial statements of the partnerships formerly owning the Initial Hotels and the financial statements of the Lessee, all audited by Reznick Fedder & Silverman, independent accountants.

         Operating income before interest, depreciation, and amortization should not be considered as an alternative to net income as an indicator of the Hotels' performance or to cash flow as to a measure of liquidity.

         The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this Annual Report.

                        HUMPHREY HOSPITALITY TRUST, INC.
                  SELECTED HISTORICAL AND PRO FORMA OPERATING
                               AND FINANCIAL DATA
                     (In thousands, except per share data)

                                             Historical
                                             Period from
                                             November 29,
                                          1994 (Inception)    Historical       Historical      Pro Forma        Pro Forma
                                               through        Year Ended       Year Ended      Year Ended       Year Ended
                                              December         December         December       December         December
                                              31, 1994         31, 1995         31, 1996       31, 1994 (1)     31, 1995 (1)
                                              --------         --------         --------       --------         --------
Operating data
   Percentage lease revenue (2)                 $273             $3,750          $3,958          $3,560           $3,901
   Other revenue                                   -                 21              47               -               21
                                                ----             ------          ------          ------           ------
     Total revenue                               273              3,771           4,005           3,560            3,922

   Depreciation and amortization                  42                680             736             504              704
   Interest expense                               97              1,011             493           1,050              710 (3)
   Real estate and personal pro-
      perty taxes and property insurance          18                196             252             217              174
   General and administrative                     15                238             411             168 (4)          268
                                                ----             ------          ------          ------           ------
      Total Expenses                             172              2,125           1,892           1,939            1,856
                                                 ---              -----           -----           -----            -----
   Estimated income before minority
      interest                                   101              1,646           2,113           1,621            2,066
   Minority interest(s)                           29                396             435             463 (5)          436 (5)
                                                ----             ------          ------          ------           ------
   Net income applicable to
      common shareholders                       $ 72             $1,250          $1,678          $1,158           $1,630
                                                ====             ======          ======          ======           ======

   Earnings per common share                    $.05               $.71            $.70            $.88             $.89
                                                ====               ====            ====            ====             ====


                                             December 31,     December 31,
                                                1995              1996
                                             ------------     ------------
Balance Sheet Data (6):
   Net investment in hotel properties.....     $19,709           $21,405

   Minority interest in Partnership.......      $2,589            $3,247

   Shareholders' equity...................     $10,290           $18,145

   Total assets...........................     $21,898           $30,221

   Total debt.............................      $8,383            $8,185

                        HUMPHREY HOSPITALITY TRUST, INC.
                  SELECTED HISTORICAL AND PRO FORMA OPERATING
                         AND FINANCIAL DATA - Continued
                     (In thousands, except per share data)

                                             Historical
                                             Period from
                                            November 29,
                                          1994 (Inception)  Historical   Historical     Pro Forma      Pro Forma
                                               through      Year Ended   Year Ended    Year Ended     Year Ended
                                              December       December     December      December       December
                                              31, 1994       31, 1995     31, 1996      31, 1994 (1)   31, 1995 (1)
                                              --------       --------     --------      --------       --------
Other Data

   Funds from operations (7)                     $143        $2,326         $2,849       $2,125         $2,770
                                                 ====        ======         ======       ======         ======
   Total distributions declared
      per share/unit                            $.044         $.671           $.76
                                                =====         =====           ====

   Weighted avg. shs. outstanding           1,849,666     2,310,184      3,033,602    1,849,666      2,331,700

   Net cash provided by (used in)
     operating activities (8)                    $170        $1,334         $2,751       $2,125         $2,770
                                                 ====        ======         ======       ======         ======

   Net cash provided by (used in)
     investing activities (9)                $(4,840)       $ (619)       $(1,967)       $(282)        $ (619)
                                             ========       ======-       ========       =====         -------

   Net cash provided by (used in)
     financing activities (10)               $  5,223     $ (1,100)         $6,148     $(1,836)        $ (879)
                                             ========     ========          ======     =======         =======

(Notes on page 21)

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.
                  SELECTED HISTORICAL AND PRO FORMA OPERATING
                               AND FINANCIAL DATA
                     (In thousands, except per share data)

                                             Historical
                                             Period from
                                            November 29,
                                          1994 (Inception)  Historical     Historical      Pro Forma      Pro Forma
                                               through      Year Ended     Year Ended     Year Ended     Year Ended
                                              December       December        December      December       December
                                              31, 1994       31, 1995        31,1996       31, 1994 (1)   31, 1995 (1)
                                              --------       --------        -------       --------       --------
Room revenue                                    $459           $7,499         $7,942       $7,042           $7,814
Other revenue                                     38              556            637          644   (11)       572
                                                ----           ------         ------       ------          -------
   Total revenue                                 497            8,055          8,579        7,686            8,386

Hotel operating expenses                         314            4,166          4,591        4,235   (11)     4,330
Percentage lease payments (2)                    273            3,750          3,957        3,560            3,901
                                               -----            -----          -----        -----            -----

Net (loss) income                              $(90)             $139            $31       $(109)             $155
                                               ====              ====            ===       =====              ====

                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS
         SELECTED HISTORICAL AND PRO FORMA OPERATING AND FINANCIAL DATA
                     (In thousands, except operating data)

                                                           For the years ended December 31,
                                                          ----------------------------------     HISTO-       PRO
                                                                     HISTORICAL                  RICAL        FORMA
                                                          ----------------------------------     -----        -----
                                                                  1992       1993                1994 (12)     1994 (12)
                                                                 ------     ------               ----         -----
Financial Data
   Room revenue                                                  $6,295     $6,627                $6,583     $7,042
   Other revenue                                                    742        704                   715        752 (11)
                                                                  -----      -----                ------      -----

   Total revenue                                                  7,037      7,331                 7,298      7,794

   Operating expenses                                             4,409      4,603                 4,513      4,827 (11)
                                                                  -----      -----                 -----      -----

   Operating income before interest,
       depreciation, and amortization                             2,628      2,728                 2,785      2,967

   Interest                                                       1,351      1,272                 1,062      1,159

   Depreciation and amortization                                    743        776                   690        732
                                                                  -----      -----                 -----      -----

   Net income (loss)                                             $  534     $  680                $1,033     $1,076
                                                                 ======     ======                ======     ======

Other Data
   Net cash provided by  operating activities                    $1,319     $1,503                $1,698     $1,896
                                                                 ======     ======                ======     ======

   Net cash used in investing activities                         $(132)    $  (40)               $ (373)    $ (373)
                                                                 ======    =======               =======    =======

   Net cash used in financing activities                         $(779)   $(1,275)               $ (985)    $ (984)
                                                                 ======   ========               =======    =======

Operating Data
   Total available room nights                                  203,142    202,608               203,062
                                                                =======    =======               =======

   Average daily rate                                            $43.21     $43.79                $46.68
                                                                 ======     ======                ======

   Average occupancy                                              71.7%      74.7%                 74.3%
                                                                  ====       ====                  =====

   REVPAR                                                        $30.99     $32.71                $34.68
                                                                 ======     ======                ======

------------

 (1) The pro forma information does not purport to represent what the Company's, the Lessee's or the Initial Hotels' results of operations would actually have been if consummation of the IPO or the Secondary Offering had, in fact, occurred at the beginning of the periods indicated, or to project the Company's or the Lessee's results of operations for any future period. The pro forma information for the year ended December 31, 1994 is presented as if the consummation of the IPO and the acquisition and operation of the Initial Hotels by the Company and the Lessee, respectively, had occurred and/or commenced on January 1, 1994. The pro forma information for the year ended December 31, 1995 is presented as if the consummation of the Secondary Offering and the acquisition and operation of the Days Inn Hotel had occurred and/or commenced on January 1, 1995. The pro forma information for the year ended December 31, 1994 is not presented as if the consummation of the Secondary Offering and the operation of the Days Inn Hotel had occurred and/or commenced on January 1, 1994.

(2) Represents Rent paid by the Lessee to the Partnership or the Subsidiary Partnership pursuant to the Percentage Leases, which payments are calculated by applying the rent provisions in the Percentage Leases to the historical room revenue of the Hotels for the periods indicated.

(3) Represents interest computed on approximately $8.4 million of debt remaining after the use of proceeds from the Secondary Offering to retire existing debt.

(4) Represents estimated legal, audit, office, franchise taxes, salaries and other expenses to be paid by the Company and the Lessee, estimated at $42,000 per quarter.

(5) Calculated as 28.54% and 21.09% of estimated income before minority interest of the Limited Partners for 1994 and 1995, respectively.

(6)      Represents consolidated historical balance sheet data for the Company.

(7) Management considers Funds from Operations to be a market accepted measure of an equity REIT's cash flow which management believes reflects on the value of real estate companies such as the Company, in connection with the evaluation of other measures of operating performances. All REIT's do not calculate Funds From Operations in the same manner, therefore, the Company's calculation of Funds From
         Operations may not be the same as the calculation of Funds From Operations for similar REITs. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT), Funds from Operations represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation and amortization and minority interest were the only non-cash adjustments. Therefore, pro forma Funds from Operations represents cash flow from operating activities. Funds from Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or debt service with respect to the hotel properties.

         The computation of historical and pro-forma Funds from Operations is as follows:

                                         Historical
                                         Period from            Historical       Historical      Proforma        Proforma
                                         November 29, 1994      Year Ended       Year Ended      Year Ended     Year Ended
                                         through                December         December        December        December
                                         December 31,1994       31, 1995         31, 1996        31, 1994        31, 1995
                                         ----------------       ----------       ----------      ----------     ----------
         Net income applicable to
           holders of common shares           $ 72                $1,250          $1,678          $1,158          $1,630

         Add:
           Minority interests                   29                   396             435             463             436
           Depreciation and
             amortization                       42                   680             736             504             704
                                              ----                ------          ------          ------          ------

                                              $143                $2,326          $2,849          $2,125          $2,770
                                              ====                ======          ======          ======          ======

(8) Pro forma cash flows from operating activities for 1994 and 1995 represent net income plus income allocable to minority interests, depreciation of hotel properties, and amortization of deferred expenses for the period indicated.

(9) Pro forma cash flow from investing activities for 1994 represents improvements and additions to the Hotels based on 4.0% of room revenues to be made available to the Lessee. Pro forma cash flow from investing activities for 1995 is based upon historical amounts.

(10) Pro forma cash flows from financing activities for 1994 represents estimated distributions to be paid based on the pro forma annual distribution rate of $.72 per share and 1,321,800 shares of common stock and 527,866 units outstanding plus the pro forma principal payments for the period indicated ($504). Pro forma cash flow from financing activities for 1995 is based upon historical amounts.

(11) The decrease in pro forma operating expenses as compared to the historical amounts for the Combined Selling Partnerships - Initial Hotels is attributable to real estate and personal property taxes and property insurance being paid by the Partnership on a pro forma basis as well as the elimination of certain non-recurring management and accounting fees, repairs, and legal expenses. The decrease in pro forma other income as compared to historical and pro forma amounts for the Combined Selling Partnerships - Initial Hotels is attributable to the elimination of certain non-recurring gains on disposition of assets, debt forgiveness income and other non-recurring income.

(12) The Historical 1994 operating data of the Initial Hotels is for the period January 1, 1994 through November 28, 1994. The Proforma 1994 operating data represents the historical operating data of the Initial Hotels for the period January 1, 1994 through November 28, 1994 and the Lessee for the period November 29, 1994 through December 31, 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         The Company's principal source of revenue is derived from payments by the Lessee under the Percentage Leases. The principal determinants of Percentage Rent are the Hotels' room revenue, and to a lesser extent, other revenue. The Lessee's ability to make payments to the Partnership under the Percentage Leases is dependent on the operations of the Hotels.

Results of Operations

Comparison of year ended December 31, 1996 to year ended December 31, 1995

The Company

         The Company's total revenues for the twelve month period ended December 31, 1996, substantially consisted of Percentage Lease revenue recognized pursuant to the Percentage Leases. The Company's revenue was approximately $4,005,000, up 6.2% as compared to revenue of $3,771,000 for the period ended December 31, 1995. Net income for the period was approximately $1,678,000, improving 34.2% as compared to net income of $1,250,000 for the period ended December 31, 1995. The improvement in revenue is attributed to the addition of the Days Inn Hotel, which substantially strengthened the Company's market position for the hotels located in Farmville, Virginia. The improvement in net income is attributed to the additional revenue from the Days Inn Hotel and the refinancing and/or retirement of Company debt on the hotels located in Solomons, Maryland, Dahlgren, Virginia, Elizabethton, Tennessee, Princeton, West Virginia, and Farmville, Virginia in connection with the acquisition of the Credit Facility.

The Lessee

         The Lessee's net income for the period ended December 31, 1996 was approsimately $31,000. The Lessee's revenues increased by approximately $524,000, or 6.5%, to $8,579,000 for the twelve months ended December 31, 1996, as compared to $8,055,000 of revenue for the same period of 1995. Occupancy for the Hotels decreased from 71.6% for the year ended 1995, to 70% for the year ended 1996. The decrease in occupancy is attributed to business activity at the Hotels located in Dublin, Virginia and Elizabethton, Tennessee and to record snowfall in the first quarter of 1996. In 1995, the Company's hotels in Dublin, Virginia and Elizabethton, Tennessee received business from nearby industrial construction projects. The construction projects were substantially completed during 1995. The Days Inn Hotel has an annual occupancy below the average for the Company; accordingly, its inclusion for 1996's occupancy lowers the average occupancy for all the hotels. The average daily rate at the Hotels increased to $50.27 for the year ended December 31, 1996, or 3.6%, as compared to $48.53 for the same period of 1995. Revenue per available room (REVPAR) increased to $35.17 for 1996, from $34.74 for the same period in 1995. Lessee operating expenses increased by approximately $424,000, or 10.2%, for the twelve months ended December 31, 1996 as compared to operating expenses for the same period last year. Operating expenses increased due to the consolidation of the Lessee and the Operator, and the addition of management personnel. Additional management personnel were hired to accommodate anticipated additional hotel acquisitions.

Comparison of year ended December 31, 1995 to pro forma year ended December 31, 1994

The Company

         The Company's total revenues for the twelve month period ended December 31, 1995, substantially consisted of Percentage Lease revenue recognized pursuant to the Percentage Leases. The Company's revenue was approximately $3,771,000, up 5.9% as compared to pro forma revenue of $3,560,000 for the period ended December 31, 1994. Net income for the period was approximately $1,250,000, improving 7.9% as compared to net income of $1,158,000 for the pro forma period ended December 31, 1994. On a pro forma basis for the period ended December 31, 1995, revenue was $3,922,000, up 10.2% as compared to $3,560,000 for the same pro forma period of 1994. Net income for the pro forma period ended December 31, 1995, was $1,630,000, up 40.7%, from $1,158,000 for the pro forma period ended December 31, 1994. The improvement in revenue is attributed to the addition of the Days Inn Hotel, which substantially strengthened the Company's market position for the hotels located in Farmville, Virginia. The improvement in net income is attributed to the additional revenue from the Days Inn Hotel and the refinancing and/or retirement of Company debt on the hotels located in Solomons, Maryland, Dahlgren, Virginia, Elizabethton, Tennessee, Princeton, West Virginia, Farmville, Virginia - Comfort Inn, and Dublin, Virginia.

The Lessee

         The Lessee's net income for the period ended December 31, 1995 was $139,000. On a pro forma basis the Lessee's revenues increased by approximately $700,000, or 9.1%, to $8,386,000 for the twelve months ended December 31, 1995, as compared to $7,686,000 of pro forma room revenue for the same period of 1994. Occupancy for the hotels decreased from 74.3% for the year ended 1994, to 71.6% for the year ended 1995. The decrease in occupancy is attributed to business activity at the Hotels located in Solomons, Maryland, and the Farmville Comfort Inn. In 1994, Solomons received business from the nearby nuclear plant, which typically performs specialized maintenance work during the first quarter of each year. In 1995 this work was curtailed dramatically. At the Farmville Comfort Inn, the Hotel realized increased commercial activity related to highway construction on U.S. Route 460 near the Hotel that occurred in the third quarter in 1994, the construction was substantially completed during the second quarter of 1995. The Farmville Days Inn has an annual occupancy below the average for the Company; accordingly, its inclusion for 1995's occupancy lowers the average occupancy for the entire group of Company hotels. The average daily rate at the Hotels increased to $48.53 for the year ended December 31, 1995, or 4.2%, as compared to $46.68 for the same period of 1994. Revenue per available room (REVPAR) increased to $34.74 for 1995, from $34.68 for the same period in 1994. Lessee pro forma operating expenses increased by approximately $93,000, or 2.2%, for the twelve months ended December 31, 1995 as compared to pro forma operating expenses for the same period last year.

       The following table sets forth certain combined historical financial information for the Initial Hotels for the periods indicated.

                                                                Year Ended December 31,
                                                            ------------------------------      HISTO-        PRO
                                                                      HISTORICAL                RICAL        FORMA
                                                            ------------------------------      -----        -----
                                                                   1992         1993             1994 (2)      1994 (2)
                                                                   ----         ----             ----          ----
       Room revenue                                               6,295        6,627            6,583         7,042
       Other revenue                                                742          704              715           752
                                                                 ------       ------           ------        ------
           Total revenue                                          7,037        7,331            7,298         7,794
       Operating expenses                                         4,409        4,603            4,513         4,827
                                                                  -----        -----            -----         -----
       Operating income before interest,
           depreciation, and amortization(1)                      2,628        2,728            2,785         2,967
       Interest                                                   1,351        1,272            1,062         1,159
       Depreciation and amortization                                743          776              690           732
                                                                 ------       ------           ------        ------
       Net income (loss)                                         $  534       $  680           $1,033        $1,076
                                                                 ======       ======           ======        ======

--------------

(1) The Company believes that operating income before interest, depreciation and amortization provides a good indicator of the financial performance of the Initial Hotels and is a significant factor in determining the Lessee's ability to make lease payments to the Partnership and the Subsidiary Partnership. Industry analysts generally consider operating income before interest, depreciation and amortization to be an appropriate measure of the performance of the Initial Hotels. Such indicator, however, should not be considered as an alternative to net income as an indication of the Lessee's performance or to cash flow as a measure of liquidity.

(2) The Historical 1994 operating data of the Initial Hotels is for the period January 1, 1994 through November 28, 1994. The Proforma 1994 operating data represents the historical operating data of the Initial Hotels for the period January 1, 1994 through November 28, 1994 and the Lessee for the period November 29, 1994 through December 31, 1994.

Comparison of year ended December 31, 1994 to pro-forma year ended December 31, 1993

         Room revenue increased approximately $415,000, or 6.3% to approximately $7.04 million in 1994 from approximately $6.63 million in 1993. The increase is attributed to the improvement in ADR, which increased by 6.8% to $46.68 in 1994 from $43.79 in 1993. Occupancy decreased by .4% to 74.3% for 1994 as compared to 74.7% for 1993. Revenue per available room (REVPAR) increased by 6.0% to $34.68 for 1994 from $32.71 for 1993.

         Hotel operating expenses increased by approximately $224,000 or 4.9%, to approximately $4.83 million from approximately $4.60 million, largely the result of increased marketing expenses that are directly attributable to franchisor mandated improvements in continental breakfast. In prior years of operation, continental breakfast was voluntary and was not offered at all of the Initial Hotels. The franchise mandated continental breakfast required more extensive and costly food choices for the Initial Hotels than were previously provided voluntarily. Net income improved by 58.2%, to approximately $1.08 million from approximately $680,000. The improvement in net income is attributed to lower interest payments due to the curtailment of debt.

Comparison of year ended December 31, 1993 to year ended December 31, 1992

       Room revenue increased approximately $332,000, or 5.2% to approximately $6.63 million in 1993 from approximately $6.30 million in 1992. The increase was primarily the result of an increase in ADR and a greater increase in occupancy. ADR increased 1.3% to $43.79 in 1993 from $43.21 in 1992, and occupancy increased 3.0% to 74.7% from 71.7%. REVPAR increased by 5.6% in 1993 from $30.99 to $32.71.

         Hotel operating expenses increased by approximately $194,000 or 4.4%, to approximately $4.60 million from approximately $4.41 million, principally as the result of increased occupancy but remained at the same percentage of total revenue, 63%. Net income, improved by 27.3% to approximately $680,000 from approximately $534,000. The improvement in net income is attributed to lower interest payments due to the curtailment of debt.

Liquidity and Capital Resources

The Company -

       The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnership's cash flow. The Partnership's principal source of revenue is Rent payments under the Percentage Leases. The Lessee's obligations under the Percentage Leases are unsecured.

       The Company's Funds from Operations (net income plus minority interests, depreciation and amortization) for the year ended December 31, 1996, were approximately $2,849,000, or $.94 per common share. Management considers Funds from Operations to be a market accepted measure of an equity REIT's cash flow which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT), Funds from Operations represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. For the period presented, depreciation and amortization and minority interest were the only non-cash adjustments. Funds from Operations should not be considered as and alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows form operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or debt service with respect to the hotel properties.

       As of December 31, 1996 the remaining cash balance from the Third Stock Offering was approximately $7.013 million. The proceeds were applied as follows:

       Gross proceeds                                              $9,487,500
       Underwriting fees                                             (652,266)
       Offering expenses                                             (190,237)
                                                                   ----------
       Net Proceeds                                                 8,644,997
       Repay outstanding debt on Credit Facility and
          additional costs associated with the New Development     (1,649,930)
       Interest earned through December 31, 1996                       17,920
                                                                   ----------
                                                                   $7,012,987
                                                                   ==========

The balance of $7,012,987 was invested in a variety of 7 day certificates of deposit, and 31 day and 59 day commercial paper investments with interest rates ranging from 5.15% to 5.37%. The remaining balance will be used for future acquisitions.

Debt

       The Company's indebtedness consists of only long term debt. The Company's long term debt had an outstanding principal balance of approximately $8.2 million and is secured by the Hotels as follows:

           Approximately $1.7 million from the Credit Facility which is secured by and cross-collateralized by the hotels located in Dahlgren and Farmville, VA, Elizabethton, TN, Princeton, WV, Solomons, MD, and the New Development. The interest rate is variable at 25 basis points above prime rate, at a current rate of 8.5% per annum. The Credit Facility matures in April 1999.

           Approximately $4.1 million, secured by a first deed of trust and cross-collateralized by the hotels located in Wytheville, Virginia and Morgantown, West Virginia. Interest is accrued at the rate necessary to remarket bonds at a price equal to 100% of the outstanding principal balance. The rate is adjusted weekly and is not to exceed 15% and 11.3636% for Wytheville and Morgantown, respectively. At December 31, 1996, the interest rate was 4.0% for both Morgantown and Wytheville. In addition, letter of credit fees and financing fees increase the effective rate on the bonds. The letters of credit expire in November 1999 and April 2000 for Wytheville and Morgantown, respectively.

           Approximately $2.4 million, secured by a first deed of trust on the hotel located in Dublin, Virginia. The outstanding principal bears interest at a fixed annual rate of 8%. The debt matures in November 2005. The debt is non-recourse.

       The approximate aggregate annual principal payments and payments to bond sinking funds for the three years following December 31, 1996 are as follows:

                         1997                          $180,000
                         1998                          $195,000
                         1999                        $1,911,000

Inflation

       Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the Lessee's ability to raise room rates in the face of inflation. Industry-wide ADR generally has failed to keep pace with inflation since 1987.

Seasonality

       The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates during the second and third quarter. This seasonality can be expected to cause fluctuations in the Partnership's quarterly, semi-annual and annual lease revenue to the extent that it receives Percentage Rent.

Other Information

       On January 22, 1997, the Company's New Development, the Comfort Suites hotel located in Dover, Delaware, opened for business. The hotel is leased by the Lessee for a fixed lease payment of $378,840 a year, payable in equal monthly installments and prorated for any partial month. The hotel has 64 units, each with a refrigerator and microwave. Amenities include an outdoor pool, meeting room and several rooms that contain spa bathtubs.

       On February 26, 1997, the Company closed on the purchase of the Comfort Inn hotel located in Culpeper, Virginia. The Company assumed approximately $1,220,000 in taxable and tax exempt bond financing and utilized approximately $680,000 in cash for the purchase. The hotel is leased by the Lessee pursuant to a Percentage Lease which provides for rent based, in part, on the room revenues from the hotel. The hotel has 49 rooms and amenities include an outdoor pool and continental breakfast.

       On March 17, 1997, the Company closed on the purchase of the Comfort Inn hotel located in New Castle, Pennsylvania. The Company paid $3 million in cash for the site. The hotel is leased by the Lessee pursuant to a Percentage Lease which provides for rent based, in part, on the room revenues from the hotel. The hotel has 79 rooms, amenities include a meeting room and a fitness room with sauna and locker facilities.

       The following table sets forth (i) the annual Base Rent, and (ii) the annual Percentage Rent formula for the hotels acquired from January 1, 1997 through March 17, 1997:


Acquired Hotel                       Base Rent               Percentage Rent Formula
--------------                       ---------               -----------------------
Comfort Suites                       $378,740                Not Applicable
Dover, Delaware

Comfort Inn                          $147,936                11% of quarterly room revenues up to room
Culpeper, Virginia                                           revenues of $675,000 per annum, plus 11%
                                                             semi-annual room revenues up to room
                                                             revenues of $675,000 per annum, plus 35%
                                                             of room revenues in excess of $675,000 of
                                                             room revenues per annum, plus 8% of
                                                             monthly other revenues.

Comfort Inn                          $216,996                7.5% of quarterly room revenues up to room
New Castle, Pennsylvania                                     revenues of $1,000,000 per annum, plus 15%
                                                             of semi-annual room revenues up to room
                                                             revenues of $1,000,000 per annum, plus 35%
                                                             of room revenues in excess of $1,000,000 of
                                                             room revenues per annum, plus 8% of
                                                             monthly other revenues.

       In March, 1997, the Company contracted to purchase three hotels, the 63 room Best Western Hotel in Harlan, Kentucky, the 62 room Holiday Inn Express in Danville, Kentucky and the 56 room Comfort Inn in Murphy, North Carolina. The total price of the hotels is approximately $7.325 million and will be purchased utilizing proceeds from the Third Stock Offering and borrowings from the Credit Facility.

Item 8.  Financial Statements and Supplementary Data

         The response to this Item 8 is included as a separate section of this annual report on Form 10-K. See Item 14.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Executive Officers

         All of the current directors, except Mr. Zwerdling, were elected at the Company's annual meeting on May 23, 1996. Mr. Zwerdling was appointed to the Board of Directors to serve out the unexpired term of former board member, Mr. Joseph Howell. Mr. Howell resigned his position on the Board of Directors to devote more time to his other business interests.

         The Board of Directors consist of seven members, all of which serve one year terms. Certain information regarding the directors and executive officers of the Company is set forth below.

         Mr. James I. Humphrey, Jr., Member of the Acquisition Committee, Chairman of the Board, President and Secretary. Mr. Humphrey, age 55, is President and sole shareholder of Humphrey Associates, Inc., and has held that position since 1978. Humphrey Associates, Inc., is a full-service real estate corporation. Mr. Humphrey also served as President of the Operator from 1989 to 1994. He currently serves on the Credit Assurance Review Committee of the Maryland Housing Fund and has served on the Governor's Housing Task Force in Maryland, the Maryland Housing Policy Commission and the Maryland International Division Private Sector Advisory Council.

         Mr. Charles A. Mills, III, Director, Vice President and Treasurer. Mr. Mills, age 49, is a Senior Vice President and the Chairman of Anderson & Strudwick, Incorporated, which served as the Underwriter of the Common Shares for the Company's three public stock offerings and has served as Chairman since July 1994. Mr. Mills also served as Chairman of Anderson & Strudwick since 1986, and is its largest shareholder. Mr. Mills is also the majority shareholder, Chairman and President of Mills Value Advisor, Inc., a registered investment advisor. Mr. Mills also served as a director of Pioneer Federal Savings & Loan from 1985 to 1987 and of Koger Equity, Incorporated, a real estate investment trust, from 1992 to 1993.

         Ms. Margaret Allen, Director and member of the Audit and Acquisition Committees. Ms. Allen, age 50, is Senior Vice President and 50% owner of AGM Financial Services, Inc. ("AGM"), which she co-founded in 1990. AGM is a mortgagee licensed by the Federal Housing Authority (the "FHA"), a division of the United States Department of Housing and Urban Development. As a licensed mortgagee, AGM represents borrowers who wish to obtain mortgage insurance from the FHA for multifamily housing, assisted living facilities and nursing homes. Prior to 1990, Ms. Allen was a Regional Vice President for ABG Financial Services, Inc., a FHA licensed mortgagee. Ms. Allen currently serves on the Credit Assurance Review Committee of the Maryland Department of Housing and Community Development, the Board of Directors of the Baltimore City Chapter of the Home Builders Association of Maryland and the Insured Projects Committee of the Mortgage Bankers Association. She has served on the Maryland Housing Policy Commission and chaired that commission from 1991-1992.

         Mr. Jeffrey M. Zwerdling, Esq., Director and member of the Audit Committee. Mr. Zwerdling, age 53, is Senior Partner at the law firm of Zwerdling and Oppleman located in Richmond, Virginia. Mr. Zwerdling specializes in commercial real estate law and general litigation. He is presently Vice President and Director of The Corporate Center, the owner of a 225,000 square foot office park complex located in Richmond, Virginia. Mr. Zwerdling is a graduate of Virginia Commonwealth University and obtained his J.D. degree from William & Mary Law School.

         Mr. George R. Whittemore, Director and member of the Acquisition Committee Mr. Whittemore, age 46, is President of Mills Value Advisor, Inc. a registered investment advisor and is Senior Vice President of Anderson & Strudwick Incorporated, which served as underwriter for the Company's three public stock offerings. He served as a director and the President and Managing Officer of Pioneer Federal Savings Bank and its parent Pioneer Financial
Corporation from September 1982 until these institutions were acquired by a merger with Signet Banking Corporation in August 1994. Mr. Whittemore joined Pioneer Federal Savings Bank in 1975 as Treasurer and was made Executive Vice President in March 1982.

         Dr. Leah T. Robinson, Director. Dr. Robinson, age 65, is a clinical psychologist in a part-time private practice. She was a member of the faculty of Virginia Commonwealth University until 1973 when she joined Psychiatric Associates of Tidewater, remaining with this group until it dissolved in 1989.

         Andrew A. Mayer, M.D., Director and member of the Audit Committee. Dr. Mayer, age 62, is presently retired. He was a partner of Medical Center Radiologists from 1965 to 1992 and served as a Director and Treasurer until 1991. Dr. Mayer was also Chief of Radiology at Leigh Memorial Hospital, Norfolk, Virginia. Dr. Mayer served as a Director of Mills Value Fund, a mutual fund, from July, 1988 to December 1991, and has served as managing partner for partnerships formed to develop and own residential and commercial property.

Director Meetings

         The business of the Company is under the general management of its Board of Directors as provided by the Company's Bylaws and the laws of Commonwealth of Virginia, the Company's state of incorporation. The Company's Bylaws provide that a majority of members of the Board of Directors must be independent directors. There are presently seven directors, including four independent directors. The Board of Directors held five meetings in 1996.

         The Company has an Acquisition Committee and an Audit Committee of its Board of Directors. The Company may, from time to time, form other committees as circumstances warrant. Such committees have authority and responsibility as delegated by the Board of Directors.

Audit Committee

         The Audit Committee consists of three Independent Directors, Ms. Allen and Messrs. Zwerdling and Mayer. The Audit Committee will make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plans and results of the audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of the Company's internal accounting controls. The Audit Committee, with advice from the Company's attorneys and independent public accountants, will establish procedures to monitor compliance with the REIT provisions of the Code and the Securities Exchange Act of 1934, as amended, and such other laws and regulations applicable to the Company. The Audit Committee met twice in 1996.

Acquisition Committee

         The Board of Directors has established an Acquisition Committee, which currently consists of Ms. Allen and Messrs. Whittemore and Humphrey. The Acquisition Committee will review potential hotel acquisitions, visit the sites of proposed hotel acquisitions, review the terms of proposed Percentage Leases for proposed hotel acquisitions and make recommendations to the Board of Directors with respect to proposed acquisitions. The Acquisition Committee met twice in 1996.

Compensation of Trustees

         On September 17, 1996, the Board of Directors unanimously voted to reduce the annual fees paid to them by the Company for serving on the Board from $20,000 per year to $10,000 per year effective for the last two quarters of 1996. In addition, the Company will reimburse all Directors for reasonable out-of-pocket expenses incurred in connection with their services on the Board of Directors.

Compliance with Section 16(A) of the Securities and Exchange Act

         The Company's directors, executive officers and owners of more than 10% of the common shares are required under the Securities and Exchange Act of 1934 to file reports of ownership with the SEC. Copies of these reports must also be furnished to the Company.

         Based solely on review of the copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required; the Company believes that during 1996, all filing requirements applicable to its officers, directors, and 10% shareholders were met.

Item 11.  Executive Compensation

         The Company does not pay its executives any salary above or beyond the compensation that they receive as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following tables sets forth certain information regarding the beneficial ownership of shares of stock by (i) each person known to the Company to be the beneficial owner of more than five percent (5%) of its capital stock
(ii) each director of the Company, (iii) each executive officer of the Company, and (iv) by all Directors and executive officers of the Company as a group through March 21, 1997. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The number of shares represents the number of shares of stock the person holds plus the number of shares of stock into which Units that are held may be redeemed in certain circumstances.

Security ownership of beneficial owners of more than five percent (5%) of capital stock:

                                                      Amount and Nature
Name & Address of Beneficial                             of Beneficial                  Percent of
       Owner                                              Ownership                      Class (1)
---------------------------                          ------------------                 ----------
Alliance Capital Management L.P.                           350,000   (2)                   10.1%
787 Seventh Avenue
New York, NY  10019

Mr. James T. Martin                                        224,000   (3)                    6.4%
Odyssey Capital Req.
6 Front Street
Hamilton, HM11 BERMUDA

Smith Barney Mutual Funds Management, Inc.                 191,300   (4)                    5.5%
388 Greenwich Street
New York, NY  10013

(1) Based on shares of common stock outstanding of March 21, 1997

(2) Based upon information contained in Schedule 13G dated January 10, 1997, and filed with the SEC on January 10, 1997.

(3) Based upon information contained in Schedule 13D dated March 14, 1996 and filed with the SEC on March 14, 1996.

(4) Based upon information contained in Schedule 13G dated February 5, 1997 and filed with the SEC on February 5, 1997.

Security Ownership by Management:

                                                      Amount and Nature
Name & Address of Beneficial                             of Beneficial                  Percent of
       Owner                                              Ownership                      Class (1)
----------------------------                          ------------------                ----------
James I. Humphrey, Jr.                                     623,350   (2)                   15.2%   (2)
The Humphrey Companies
12301 Old Columbia Pike
Suite 300
Silver Spring, MD  20904

Charles A. Mills, III                                       20,625                             -   (3)

Margaret Allen                                               2,800                             -   (3)

Jeffrey M. Zwerdling                                        53,510                          1.3%

George R. Whittemore                                        89,800                          2.2%

Dr. Leah T. Robinson                                        84,800                          2.1%

Andrew A. Mayer, M.D.                                       91,000                          2.2%
                                                          --------                         ----

All directors and executive officers as a group
(7 persons)                                                965,885                         23.5%

---------------
(1) Assumes that all outstanding units of limited partnership interest in the Partnership held by the person are redeemed for shares of stock. The total number of shares outstanding used in calculating the percentage assumes that none of the Units held by other persons are redeemed for shares of stock. All units currently outstanding are redeemable by the applicable holders after January 21, 1996 on a one-for-one basis for shares of stock, or if the redeeming party would be deemed to own in excess of 9.9% of the outstanding shares of stock, or otherwise at the election of the Company, cash in an equivalent value (the "Redemption Rights").

(2) Represents 522,587 shares issuable to Mr. Humphrey directly upon redemption of his Units, 5,279 shares issuable to Humphrey
         Associates, Inc. upon redemption of its Units and 95,484 shares issuable to Farmville Lodging Associates, LLC upon redemption of its Units. Mr. Humphrey is the sole shareholder of Humphrey Associates, Inc. and the majority member of Farmville Lodging Associates, LLC. The redemption rights are exercisable at any time one year after the Closing of the Offering subject to certain conditions.

(3)      Represents less than one percent of the outstanding shares of stock.

Item 13. Certain Relationships and Related Transactions

         The Company and the Partnership have entered into a number of transactions with Mr. Humphrey and his affiliates in connection with the organization of the Company and the acquisition of the Hotels. Mr. Humphrey, Chairman of the Board of Directors and the President of the Company, is the sole shareholder of the Lessee.

Acquisition of Hotels from Affiliates of Mr. Humphrey

         The Initial Hotels were acquired, directly and indirectly, by the Partnership from limited partnerships in which Mr. Humphrey was a limited partner and Humphrey Associates, Inc. was the general partner. The Partnership's interests in the Initial Hotels and the Subsidiary Partnership were acquired in exchange for (i) the assumption of approximately $13.4 million of outstanding indebtedness of the sellers of the Initial Hotels, most of which was guaranteed by Mr. Humphrey and Humphrey Associates, Inc. and secured by the Initial Hotels,
(ii) the issuance of an aggregate of 527,866  Units to the Humphrey  Affiliates,
(iii) the assumption and repayment of approximately $2.1 million of outstanding indebtedness of the sellers of the Initial Hotels (in addition to the indebtedness in clause (i) above) of which approximately $1.2 million was repaid to Humphrey Associates, Inc., (iv) the payment of $247,000 in cash to satisfy the obligations of Humphrey Associates, Inc. to restore its negative capital account in one of the limited partnerships selling an Initial Hotel, and (v) the payment of approximately $4.6 million in cash to persons not affiliated with Mr. Humphrey.

         The Partnership acquired the Days Inn Hotel in exchange for (i) 95,484 Units, which are redeemable, subject to certain limitations, for an aggregate of approximately 95,484 shares of common stock and (ii) assumption of approximately $1.23 million of debt secured by the Days Inn Hotel, which was repaid immediately with proceeds of the Second Stock Offering.

         The Humphrey Affiliates own 623,350 Units with a value of approximately $5.14 million based on the offering price of the stock in the Third Stock Offering. Upon exercise of the Redemption Rights, which are currently all exercisable, all of such Units are redeemable on a one-for-one basis for shares of stock or for an equivalent cash value at the sole election of the Company or if the issuance of shares of stock would result in any person owning more than 9.9% of the outstanding shares of stock.

Guarantees by Mr. Humphrey

         At December 31, 1996, Mr. Humphrey guaranteed the payment of interest and principal on approximately $5.8 million of the Company's outstanding long-term debt. The debt is secured by the hotels located at Solomons, Maryland; Dahlgren, Virginia; Farmville, Virginia; Elizabethton, Tennessee; Princeton, West Virginia; Wytheville, Virginia; and Morgantown, West Virginia.

Percentage Leases

         During 1996, the Partnership and the Lessee were parties to Percentage Leases with respect to each hotel property owned by the Partnership. Each Percentage Lease has a non-cancelable term of ten years, which may be renewed for an additional term of five years at the Lessee's option, subject to earlier termination upon the occurrence of defaults thereunder and certain other events described therein. Pursuant to the terms of the percentage leases, the Lessee is required to pay Base Rent and Percentage Rent on the revenue of the hotels and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of rent, operating and other expenses. Payments of rent under the Percentage Leases constituted all of the Partnership's and the Company's revenue. For the period January 1, 1996 through December 31, 1996, the Lessee incurred an aggregate of $3,957,401 in rent under the percentage leases.

Franchise Licenses

         The Lessee, which is owned by Mr. Humphrey, holds all of the franchise licenses for the hotels currently owned by the Partnership and is expected to hold all of the franchise licenses for any subsequently acquired hotel properties. During 1996, the Lessee paid franchise fees in the aggregate amount of approximately $420,809.

Non-Competition Agreement and Option Agreement

       Pursuant to the Non-Competition Agreement among Mr. Humphrey, Humphrey Associates, Inc., and the Company, while Mr. Humphrey is an officer or director of the Company or owns any ownership interest in the Company, and for five years thereafter, neither Mr. Humphrey nor any affiliate of Mr. Humphrey, will acquire, develop, own, operate, manage or have any interest in any hotel that is within 20 miles of a hotel in which the Company or the Partnership has invested. The

Board of Directors, including a majority of the Independent Directors, have agreed to waive the provisions of the Non-Competition Agreement as they apply to Humphrey Development's right to purchase the New Development. The 20 mile prohibition may be waived by the Company's independent directors if they determine that such development, ownership, management, or operation will not have a material adverse affect on the operations of one or more of the hotels in which the Company has invested. In addition, Mr. Humphrey has agreed that neither he nor any of his affiliates will receive any brokerage commissions or other fees with respect to hotels purchased by the Company.

       Pursuant to the Option Agreement among Mr. Humphrey, Humphrey Associates, Inc. and the Company, the Company will have an option to acquire any hotels acquired or developed by Mr. Humphrey or any of his affiliates. At any time during 12 months after a hotel is acquired by, or after the opening of a hotel developed by Mr. Humphrey or any of his affiliates, the Company may purchase the applicable hotel under the option for a price equal to the fair market value of the hotel, as determined by independent third-party appraisal, but in no event less than the sum of the following: (i) acquisition or development costs paid to unaffiliated third parties, (ii) capitalized interest expense, (iii) the amount of equity investment in the hotel, including the cash investment or advances of Mr. Humphrey and his affiliates, if any (to the extent not covered in sections
(i) and (ii)), and (iv) a cumulative, non-compounded return on the equity investment not to exceed the prime rate, as reported by the Wall Street Journal, Eastern Edition, plus five percent (less any net cash flow received by Mr. Humphrey or any of his affiliates with respect to such equity investment). The Company currently anticipates that any such acquired or developed hotel will have achieved stabilized operating revenue before the Company would consider purchasing such hotel from Mr. Humphrey or any of his affiliates. All transactions to acquire additional properties and any and all transactions between the Company, the Partnership or the Subsidiary Partnership and Mr. Humphrey or his affiliates must be approved by a majority of the Company's directors, including a majority of its independent directors. In addition, the Option Agreement provides that in the event the Company acquires a hotel from Mr. Humphrey or any of his affiliates in connection with the Company's issuance of additional securities, Mr. Humphrey or any of his affiliates may receive consideration for such property in additional Units provided that his and his affiliates' interests in the Partnership shall not exceed 28.54% of the total limited partnership interest in the Partnership.

Other

         Mr. Mills, who is the Vice President, Treasurer, and a director of the Company, is Senior Vice President and Chairman of Anderson & Strudwick, Incorporated. Mr. Whittemore, who is a director of the Company, is Senior Vice President of the underwriter. Anderson & Strudwick was the underwriter of the Company's previous three underwritings, received approximately $1,755,000 in investment banking fees in connection with the three underwritings. Anderson & Strudwick also served as underwriter for $2,460,000 in principal amount fixed rate first Mortgage refunding revenue bonds, series 1995 issued by the Industrial Development Authority of Pulaski County which are served by the Comfort Inn - Dublin; VA, and receives an ongoing fee equal to 0.25% of the outstanding principal of those bonds.

         The Company executed an amended development services agreement (the "Development Agreement") with Humphrey Development, pursuant to which Humphrey Development provides construction supervision and will pay any development costs in excess of $2,795,910 in exchange for a right to purchase the New Development from the Company on the sixth anniversary of its commencement of operations for $2,795,910.

       The Company has an agreement with the Lessee to provide accounting and securities reporting services for the Company. The initial Services Agreement provided that these services would be provided to the Company for a fixed fee of $80,000 per year, notwithstanding the size of the Company's portfolio. On November 6, 1996, the Company amended the Services Agreement to provide for such services for an initial annual fee of $30,000 per year for as long as the Company's portfolio includes the Hotels and the New Development. The amended Services Agreement provides that the fee for such services will increase $10,000 per year (prorated from the time of acquisition) for each additional hotel added to the Company's portfolio (excluding the New Development). Under the terms of the amended Services Agreement, the services fee cannot exceed $100,000 in any year.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)      Financial Statements

         Humphrey Hospitality Trust, Inc.
                  Independent Auditors' Report                                                                          39
                  Consolidated Balance Sheets as of December 31, 1995 and 1996                                          40
                  Consolidated Statements of Income for the Period from August 23, 1994 (date of Incorporation)
                    through December 31, 1994 and the Years Ended December 31, 1995 and 1996                            41
                  Consolidated Statements of Shareholders' Equity for the Period from August 23, 1994 (date of
                    incorporation) through December 31, 1994 and the Years Ended December 31, 1995 and 1996             42
                  Consolidated Statements of Cash Flows for the Period from August 23, 1994 (date of
                    incorporation) through December 31, 1994 and the Years Ended December 31, 1995 and 1996             43
                  Notes to Consolidated Financial Statements                                                            46
                  Schedule III - Real Estate and Accumulated Depreciation                                               57
                  Notes to Schedule III - Real Estate and Accumulated Depreciation                                      58

         Humphrey Hospitality Management, Inc.
                  Independent Auditors' Report                                                                          59
                  Balance Sheets as of December 31, 1995 and 1996                                                       60
                  Statements of Operations for the Period from August 18, 1994 (date of incorporation) through
                    December 31, 1994 and the Years Ended December 31, 1995 and 1996                                    61
                  Statements of Shareholders' Equity (Deficit) for the Period from August 18, 1994 (date of
                    incorporation) through December 31, 1994 and the Years Ended December 31, 1995 and 1996             62
                  Statements of Cash Flows for the Period from August 18, 1994 (date of incorporation) through
                    December 31, 1994 and the Years Ended December 31, 1995 and 1996                                    63
                  Notes to Financial Statements                                                                         64

         Combined Selling Partnerships - Initial Hotels
                  Independent Auditors' Report                                                                          68
                  Combined Balance Sheets as of December 31, 1993 and November 28, 1994                                 69
                  Combined Statements of Operations for the Years Ended December 31, 1992,
                    1993 and the Period January 1, 1994 through November 28, 1994                                       70
                  Combined Statements of Partners' Deficit for the Years Ended December 31,
                    1992, 1993 and the Period January 1, 1994 through November 28, 1994                                 71
                  Combined Statements of Cash Flows for the Years Ended December 31, 1992,
                    1993 and the Period January 1, 1994 through November 28, 1994                                       72
                  Notes to Combined Financial Statements                                                                73

All other schedules have been omitted since the required information is not applicable, or because the information required is included in the financial statements, including the notes thereto

(b)      Reports on Form 8-K

                  The Registrant filed an 8-K on February 9, 1996. The Registrant filed an 8-K on March 12, 1997.

(c)      Exhibits

         Exhibit
         Number      Exhibit
         -------     -------
         3.1         Amended and Restated  Articles of Incorporation of the
                     Registrant  (incorporated by reference  to Exhibit  3.1 to the  Company's  Registration  Statement  on Form S-11
                     (Registration No. 33-83658))
         3.2         Bylaws  of  the  Registrant  (incorporated  by  reference
                     to  Exhibit  3.2  to the Company's Registration Statement
                     on Form S-11 (Registration No. 33-83658))
         4.1         Form of Common Share  Certificate  (incorporated by
                     reference to Exhibit 4.1 to the Company's Registration
                     Statement on Form S-11 (Registration No. 33-83658))
         5.1         Opinion of Hunton & Williams
         10.1        First  Amended  and  Restated   Agreement  of  Limited
                     Partnership   of  Humphrey Hospitality Limited  Partnership
                     (incorporated by reference to Exhibit 10.1 to the Company's
                     Registration Statement on Form S-11 (Registration No.
                     33-93346)).
         10.2        Second Amended and Restated  Agreement of Limited
                     Partnership  of Solomons  Beacon Inn  Limited  Partnership
                     (incorporated  by  reference  to  Exhibit  10.2  to  the
                     Company's Registration Statement on Form S-11 (Registration
                     No. 33-93346))
         10.3        Agreement  of Purchase  and Sale dated  November  29, 1994 between  Dahlgren  Lodging  Associates  Limited Partnership
                     and   Humphrey    Hospitality   Limited Partnership for the
                     Comfort Inn - Dahlgren,  Virginia (incorporated  by
                     reference  to Exhibit  10.3 to the Company's   Registration
                     Statement   on  Form  S-11 (Registration No. 33-93346))
         10.4        Agreement of Purchase  and Sale dated  November  29, 1994
                     between  Dublin  Lodging Associates Limited  Partnership
                     and Humphrey  Hospitality  Limited  Partnership for the
                     Comfort Inn - Dublin,  Virginia  (incorporated  by
                     reference to Exhibit 10.4 to the Company's Registration
                     Statement on Form S-11 (Registration No. 33-93346))
         10.5        Agreement  of Purchase  and Sale dated  November  29, 1994 between  Elizabethton Lodging Associates Limited
                     Partnership   and   Humphrey    Hospitality   Limited
                     Partnership  for  the  Comfort  Inn  -  Elizabethton,
                     Tennessee  (incorporated by reference to Exhibit 10.5 to
                     the Company's  Registration Statement on Form S-11
                     (Registration No. 33-93346))
         10.6        Agreement  of Purchase  and Sale dated  November  29, 1994 between Farmville Motor Inn Limited  Partnership and
                     Humphrey  Hospitality Limited Partnership for the Comfort
                     Inn - Farmville,  Virginia  (incorporated  by reference
                     to   Exhibit   10.6   to  the   Company's Registration
                     Statement on Form S-11 (Registration No. 33-93346))
         10.7        Agreement  of Purchase  and Sale dated  November  29, 1994 between  Morgantown  Lodging  Associates Limited
                     Partnership   and   Humphrey    Hospitality   Limited
                     Partnership  for the Comfort Inn -  Morgantown,  West
                     Virginia  (incorporated  by reference to Exhibit 10.7 to
                     the Company's  Registration Statement on Form S-11
                     (Registration No. 33-93346))
         10.8        Agreement  of Purchase  and Sale dated  November  29, 1994 between  Princeton Inn Limited  Partnership  and Humphrey
                     Hospitality  Limited  Partnership  for  the Comfort Inn -
                     Princeton,  West Virginia (incorporated by  reference  to
                     Exhibit  10.3  to  the   Company's Registration Statement
                     on Form S-11 (Registration No. 33-93346))
         10.9        Agreement  of Purchase  and Sale dated  November  29, 1994 between Wytheville Motor Inn Limited Partnership and
                     Humphrey  Hospitality Limited Partnership for the Best
                     Western - Wytheville,  Virginia (incorporated by reference
                     to   Exhibit   10.9   to  the   Company's Registration
                     Statement on Form S-11 (Registration No. 33-93346))
         10.10       Agreement  of  Purchase  and Sale  dated June 8, 1995
                     between  Farmville  Lodging   Associates,   LLC,  and
                     Humphrey Hospitality Limited Partnership for the Days Inn
                     -Farmville,  Virginia  (incorporated by reference to
                     Exhibit  10.10  to  the  Company's   Registration Statement
                     on Form S-11 (Registration No. 33-93346))

         10.11 Percentage Lease Agreement dated November 29, 1994 between Humphrey Hospitality Limited Partnership and Humphrey Hospitality Management, Inc. relating to the Comfort Inn - Dahlgren, Virginia (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-11 (Registration No. 33-93346))
         10.22 Non-Competition Agreement (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-11 (Registration No. 33-83658))
         10.23 Amended Promissory Note from Humphrey Hospitality Limited Partnership to James I. Humphrey, Jr. (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-11 (Registration No. 33-93346))
         10.24 Amended Loan Agreement between Humphrey Hospitality Limited Partnership and James I. Humphrey, Jr. (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-11 (Registration No. 33-93346))
         21.1        List of Subsidiaries
         23.1        Consent of Reznick, Fedder & Silverman

                                  EXHIBIT 21.1



List of Subsidiaries of Humphrey Hospitality Trust, Inc.

1.  Humphrey Hospitality Limited Partnership, a Virginia limited partnership

2.  Solomons Beacon Inn Limited Partnership, a Maryland limited partnership

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Humphrey Hospitality Trust, Inc.

         We have audited the accompanying consolidated balance sheets of Humphrey Hospitality Trust, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the period from August 23, 1994 (date of incorporation) through December 31, 1994 and the years ended December 31, 1995 and 1996. Our audits also included the financial statement schedule included on pages 57 through 58. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Humphrey Hospitality Trust, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the period from August 23, 1994 (date of incorporation) through December 31, 1994 and the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                      REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
March 3, 1997, except for the third and fourth paragraphs of Note 7, as to which the dates are March 17, 1997 and March 21, 1997, respectively

                        Humphrey Hospitality Trust, Inc.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                           December 31, 1995 and 1996


                                                                              1995                1996
                                                                         ---------------     ---------------
                                 ASSETS

Investment in hotel properties, net of accumulated depreciation
    of $524 and $1,134                                                    $      19,709       $      21,405
Cash and cash equivalents                                                           169               7,101
Accounts receivable from lessee                                                   1,025               1,067
Reserve for replacements                                                            407                  68
Deferred expenses, net of accumulated amortization
        of $76 and $61                                                              445                 373
Other assets                                                                        143                 207
                                                                           ------------        ------------

        Total assets                                                      $      21,898       $      30,221
                                                                           ============        ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgages and bonds payable                                               $       8,327       $       8,151
Obligations under capital leases                                                     56                  34
Dividends payable                                                                   561                 561
Accounts payable and accrued expenses                                                75                  83
                                                                           ------------        ------------

        Total liabilities                                                         9,019               8,829
                                                                           ------------        ------------

MINORITY INTEREST                                                                 2,589               3,247
                                                                           ------------        ------------

COMMITMENTS AND CONTINGENCIES                                                         -                   -

SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
        no shares issued and outstanding                                              -                   -
    Common stock, $.01 par value, 25,000,000, shares authorized,
        2,331,700 and 3,481,700 shares issued and outstanding                        23                  35
    Additional paid-in capital                                                   10,265              18,202
    Undistributed earnings (deficit)                                                  2                 (92)
                                                                           ------------        ------------

                                                                                 10,290              18,145
                                                                           ------------        ------------

        Total liabilities and shareholders' equity                        $      21,898       $      30,221
                                                                           ============        ============

                 See notes to consolidated financial statements

                        Humphrey Hospitality Trust, Inc.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

             Period August 23, 1994 (date of incorporation) through December 31, 1994 and years ended December 31, 1995 and 1996

                                                           1994             1995             1996
                                                      --------------    -------------    -------------
Revenue
    Percentage lease revenue                          $          273    $       3,750    $       3,958
    Other revenue                                                  -               21               47
                                                       -------------     ------------     ------------

        Total revenue                                            273            3,771            4,005
                                                       -------------     ------------     ------------

Expenses
    Interest                                                      97            1,011              493
    Real estate and personal property taxes and
        property  insurance                                       18              196              252
    General and administrative                                    15              238              411
    Depreciation and amortization                                 42              680              736
                                                       -------------     ------------     ------------

        Total expenses                                           172            2,125            1,892
                                                       -------------     ------------     ------------

        Income before allocation to minority
           interest                                              101            1,646            2,113

Income allocated to minority interest                             29              396              435
                                                       -------------     ------------     ------------

        NET INCOME                                    $           72    $       1,250    $       1,678
                                                       =============     ============     ============

Earnings per common share and common share
    equivalents outstanding                           $          .05    $         .71    $         .70
                                                       =============     ============     ============

Weighted average common shares and common
    share equivalents outstanding                          1,849,666        2,310,184        3,033,602
                                                       =============     ============     ============

                 See notes to consolidated financial statements

                        Humphrey Hospitality Trust, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)

             Period August 23, 1994 (date of incorporation) through December 31, 1994 and years ended December 31, 1995 and 1996


                                                                                                  Undis-
                                                      Common Stock              Additional       tributed
                                           ---------------------------------     Paid-In         Earnings
                                              Shares           Dollars           Capital         (deficit)            Total
                                           ------------     --------------     ------------     ------------     ---------------
Balance at August 23, 1994                          100    $             -    $           1                -                   1

Issuance of shares, net of offering
    expenses                                  1,321,700                 13            6,937                -               6,950

Net decrease resulting from the
    acquisition of Humphrey
    Hospitality Limited Partnership                   -                  -           (2,600)               -              (2,600)

Dividends declared                                    -                  -                -              (58)                (58)


Net income                                            -                  -                -               72                  72
                                           ------------     --------------     ------------     ------------     ---------------

Balance at December 31, 1994                  1,321,800                 13            4,338               14               4,365

Redemption of shares                               (100)                 -               (1)               -                  (1)

Issuance of shares, net of offering
    expenses                                  1,010,000                 10            6,947                -               6,957

Net decrease to record the minority
    interest in the proceeds from the
    secondary offering                                -                  -           (1,467)               -              (1,467)

Net increase resulting from the
    acquisition of Farmville, LLC                     -                  -              448                -                 448

Dividends declared                                    -                  -                -           (1,262)             (1,262)

Net income                                            -                  -                -            1,250               1,250
                                           ------------     --------------     ------------     ------------     ---------------

Balance at December 31, 1995                  2,331,700                 23           10,265                2              10,290

Issuance of shares, net of offering
    expenses                                  1,150,000                 12            8,633                -               8,645

Net decrease to record the minority
    interest in the proceeds from the
    common stock offering                             -                  -             (696)               -                (696)

Dividends declared                                    -                  -                -           (1,772)             (1,772)

Net income                                            -                  -                -            1,678               1,678
                                           ------------     --------------     ------------     ------------     ---------------

Balance at December 31, 1996                  3,481,700    $            35    $      18,202    $         (92)   $         18,145
                                           ============     ==============     ============     ============     ===============

                 See notes to consolidated financial statements

                        Humphrey Hospitality Trust, Inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

             Period August 23, 1994 (date of incorporation) through December 31, 1994 and years ended December 31, 1995 and 1996

                                                                                        1994          1995            1996
                                                                                  -------------   ------------    ------------
Cash flows from operating activities
    Net income                                                                    $         72    $      1,250    $      1,678
    Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                                       42             680             736
        Income allocated to minority interests                                              29             396             435
        Changes in assets and liabilities
          Increase in accounts receivable                                                 (144)           (881)            (42)
          Decrease (increase) in other assets                                              105             (43)            (64)
          Increase (decrease) in accounts payable and accrued expenses                      66             (68)              8
                                                                                   -----------     -----------     -----------

               Net cash provided by operating activities                                   170           1,334           2,751
                                                                                   -----------     -----------     -----------

Cash flows from investing activities
    Investment in hotel properties                                                      (4,840)           (212)         (2,306)
    Deposits to reserve for replacements                                                     -            (407)              -
    Withdrawals from reserve for replacements                                                -               -             339
                                                                                   -----------     -----------     -----------

               Net cash used in investing activities                                    (4,840)           (619)         (1,967)
                                                                                   -----------     -----------     -----------

Cash flows from financing activities
    Proceeds from sale of stock                                                          6,950           6,957           8,645
    Proceeds from mortgages payable                                                          -           1,283               -
    Principal payments on mortgages and bonds payable                                     (562)         (7,930)         (3,175)
    Proceeds from line of credit                                                             -             600           2,999
    Repayment of line of credit                                                              -            (600)              -
    Financing costs paid                                                                     -            (221)            (53)
    Dividends paid                                                                           -          (1,172)         (2,246)
    Principal payments on capital leases                                                    (1)            (16)            (22)
    Redemption of common stock                                                               -              (1)              -
    Payment of amounts payable to affiliates and partners                               (1,164)              -               -
                                                                                   -----------     -----------     -----------

              Net cash provided by (used in) financing activities                        5,223          (1,100)          6,148
                                                                                   -----------     -----------     -----------


              INCREASE (DECREASE) IN CASH                                                  553            (385)          6,932

Cash and cash equivalents, beginning                                                         1             554             169
                                                                                   -----------     -----------     -----------

Cash and cash equivalents, ending                                                 $        554    $        169    $      7,101
                                                                                   ===========     ===========     ===========

                                  (continued)

                        Humphrey Hospitality Trust, Inc.

                                 (in thousands)

             Period August 23, 1994 (date of incorporation) through December 31, 1994 and years ended December 31, 1995 and 1996

                                                                                       1994           1995          1996
                                                                                   -----------    ------------  -------------
Supplemental disclosures of cash flow information
    Cash paid during the period for interest                                      $         24    $      1,074  $         495
                                                                                   ===========     ===========   ============

Supplemental disclosures of non-cash investing and financing activities

    During 1994, the Partnership issued units of limited partnership interest which are redeemable for an aggregate of 527,866 common shares with a value of approximately $3,200 based upon the initial offering price of $6 per common share, in exchange for the interests of Mr. Humphrey and Humphrey Associates in the Selling Partnerships.

    During 1995, the Partnership issued units of limited partnership interest to Farmville Lodging Associates, LLC, which are redeemable for an aggregate of 95,484 common shares with a value of approximately $740 based on the offering price of $7.75 per common share, in connection with the acquisition of the Days Inn Hotel in Farmville, Virginia.

    During 1994, the Partnership acquired the Initial Hotels in exchange for (i) approximately $4,840 in cash, (ii) units of limited partnership interest referred to above, and (iii) the assumption of approximately $15,500 of indebtedness. The assets acquired and the liabilities assumed consisted of:

          Investment in hotel properties                                                            $     18,221
          Deferred expenses                                                                                  398
          Bond sinking funds and escrows                                                                     205
          Mortgages and bonds payable                                                                    (14,305)
          Obligations under capital leases                                                                   (53)
          Amounts payable to affiliates and partners                                                      (1,164)
          Accrued interest                                                                                   (72)
          Minority interest                                                                                 (990)
          Net decrease in additional paid-in capital resulting from acquisition
             of Humphrey Hospitality Limited Partnership                                                   2,600
                                                                                                     -----------

                      Net cash provided by operating activities                                     $      4,840
                                                                                                     ===========

                 See notes to consolidated financial statements

                        Humphrey Hospitality Trust, Inc.

                                 (In thousands)

             Period August 23, 1994 (date of incorporation) through December 31, 1994 and years ended December 31, 1995 and 1996




During 1995, the Partnership acquired the Days Inn Hotel in Farmville, Virginia in exchange for (i) units of limited partnership interest referred to above, and (ii) the assumption of approximately $1,231 of indebtedness. The assets acquired and the liabilities assumed consisted of:


Investment in hotel properties                                                               $     1,800
Deferred expenses                                                                                     24
Mortgages payable                                                                                 (1,231)
Obligations under capital leases                                                                     (20)
Accounts payable and accrued expenses                                                                 (6)
Minority interest                                                                                   (119)
Net increase in additional paid-in capital resulting from acquisition
    of Farmville Lodging Associates, LLC                                                            (448)
                                                                                              ----------

                                                                                             $         -
                                                                                              ==========

Dividends declared on December 15, 1994 and December 12, 1995 and December 1, 1996 of $81, $561 and $561, respectively, are payable as of December 31, 1994, 1995 and 1996, respectively. Dividends declared during 1994, 1995 and 1996, included $23, $390 and $474, respectively, to the minority interest which has been deducted from the minority interest on the balance sheets as of December 31, 1994, 1995 and 1996, respectively.


                 See notes to consolidated financial statements

                        Humphrey Hospitality Trust, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996



Note 1.  Organization and Summary of Significant Accounting Policies

         Humphrey Hospitality Trust, Inc. (the Company) was incorporated on August 23, 1994, to acquire equity interests in eight existing hotel properties. The Company is a self-administered, Virginia corporation and qualifies as a real estate investment trust (REIT) for Federal income tax purposes. During the fourth quarter of 1994, the Company completed an initial public offering (IPO) of 1,321,700 shares of $.01 par value common stock. The offering price per share was $6 resulting in gross proceeds of $7,930,200. Net of underwriters discount and offering expenses, the Company received net proceeds of $6,949,899.

         Upon completion of the IPO, the Company contributed substantially all of the net proceeds of the offering to Humphrey Hospitality Limited Partnership (the Partnership) in exchange for a 71.46% general partnership interest in the Partnership. The Partnership used the proceeds from the Company to acquire an equity interest in seven existing hotel properties and a general partnership interest in Solomons Beacon Inn Limited Partnership (the Subsidiary Partnership) (collectively the Initial Hotels) and to retire certain indebtedness of the Initial Hotels. The Partnership acquired the Initial Hotels in exchange for (i) approximately $4.8 million in cash, (ii) units of limited partnership interest in the Partnership which are redeemable, subject to certain limitations, for an aggregate of 527,866 common shares, with a value of approximately $3.2 million, and (iii) the assumption of approximately $15.5 million of indebtedness. James
I. Humphrey, Jr. and Humphrey Associates, Inc. (the Humphrey Affiliates) received limited partnership interests in the Partnership aggregating a 28.54% equity interest in the Partnership (collectively the Formation Transaction). The Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in the Subsidiary Partnership. The Company began operations on November 29, 1994.

         On July 21, 1995, the Company completed a public offering (the "Secondary Offering") of 1,010,000 shares of common stock. The gross proceeds were $7,827,500 based on the offering price of $7.75 per share (the Offering Price). Net of underwriters' discount and offering expenses, the Company received proceeds of approximately $6,957,000. The Company used the proceeds to repay certain debt and through the Partnership, acquired the Days Inn Hotel in Farmville, Virginia (the Acquisition Hotel and together with the Initial Hotels, the Hotels), which has 60 rooms and was built in 1989. The Partnership acquired the Acquisition Hotel from Farmville Lodging Associates, LLC (the LLC), a Maryland limited liability company in which James I. Humphrey, Jr., Chairman of the Board of Directors and President of the Company, owns a 98% equity interest. The Partnership has acquired the Acquisition Hotel in exchange for (i) 95,484 units, which will be redeemable, subject to certain limitations, for an aggregate of approximately 95,484 shares of common stock and (ii) assumption of approximately $1.23 million of debt secured by the Acquisition Hotel, which was repaid immediately with proceeds of the Secondary Offering. The 95,484 units issued to the LLC in connection with the purchase of the Acquisition Hotel have a value of approximately $740,000 based on the Offering Price. The acquisition of the Days Inn Hotel has been recorded by the Company at the affiliates historical cost which is less than net realizable value. The equity of the Acquisition Hotel, net of the portion allocated to the minority interest, has been recorded as an increase in paid-in capital. As of December 31, 1995, the Company owns a 78.91% interest, and Mr. Humphrey, Humphrey Associates and the LLC collectively own a 21.09% interest in the Partnership.

                        Humphrey Hospitality Trust, Inc.

                        December 31, 1994, 1995 and 1996



Note 1.  Organization and Summary of Significant Accounting Policies - Continued

         On December 6, 1996, the Company completed a public offering (the "Third Offering") of 1,150,000 shares of common stock. The gross proceeds were $9,487,500 based on the offering price of $8.25 per share (the Offering Price). Net of underwriters' discount and offering expenses, the Company received proceeds of $8,644,997 which were contributed to the Partnership in exchange for units of Partnership interest. The Company, through the Partnership, used the proceeds to repay approximately $660,000 of outstanding debt, pay development costs associated with a 64-unit Comfort Suites Hotel in Dover, Delaware (the New Development), which were approximately $1,620,000 as of December 31, 1996, and to establish reserves for future acquisitions and development. As of December 31, 1996, the Company owns an 84.82% interest, and Mr. Humphrey, Humphrey Associates and the LLC collectively owned 15.18% interest in the Partnership.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company, the Partnership and the Subsidiary Partnership. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Hotel Properties

         Hotel properties are stated at cost. Depreciation is based upon the straight-line method over estimated useful lives of the assets ranging from 15 to 40 years. For tax purposes, the Modified Accelerated Cost Recovery System (MACRS) and the Alternative Depreciation System (ADS) are used in accordance with the Internal Revenue Code (IRC). Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the cost and related accumulated depreciation are removed from the accounts, and the gain or loss is included in income from operations.

Cash and Cash Equivalents

         Cash and cash equivalents includes cash, a repurchase agreement, a certificate of deposit, and an investment in commercial paper, all with original maturities of three months or less when acquired, carried at cost which approximates fair value.

                        Humphrey Hospitality Trust, Inc.

                        December 31, 1994, 1995 and 1996



Note 1.  Organization and Summary of Significant Accounting Policies - Continued

Deferred Expenses

         Deferred expenses consist of deferred loan costs. Amortization is computed using the straight-line method over the terms of the loan agreements. The unamortized balance of loan costs associated with retired debt is expensed upon repayment of the related debt.

Revenue Recognition

         Lease  income  is  recognized  when  due  from   Humphrey   Hospitality
Management, Inc. (the Lessee) under the lease agreements (see Note 6). Mr. James I. Humphrey, Jr., Chairman of the Board of Directors of the Company, is the sole shareholder of the Lessee.

Earnings Per Common Share and Common Share Equivalents

         Earnings per common share and common share equivalents are computed by dividing net income before allocation to minority interest by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. The redemption rights referred to in Note 6 are common stock equivalents and the number of shares issuable upon redemption are added to the common shares outstanding.

Distributions

         The Company intends to pay regular quarterly dividends which are dependent upon the receipt of distributions from the Partnership.

Income Taxes

         The Company intends to continue to qualify as a REIT under Sections 856 and 860 of the Internal Revenue Code effective with its taxable period ended December 31, 1994. Accordingly, no provision for Federal income taxes has been reflected in the financial statements.

         Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for Federal tax purposes in the estimated useful lives and methods used to compute depreciation.

                        Humphrey Hospitality Trust, Inc.

                        December 31, 1994, 1995 and 1996



Note 1. Organization and Summary of Significant Accounting Policies - Continued

Concentration of Credit Risk

         The Company maintains its deposits, including its repurchase agreements and investment in commercial paper, with three major banks. At December 31, 1996, the balances reported by the banks, exceeded the federal depository insurance limits, however, management believes that no significant concentration of credit risk exists with respect to these cash balances.

Note 2.  Investment in Hotel Properties

         Hotel properties consist of the following at December 31, 1995 and 1996:


                                              1995           1996
                                          -------------  -------------
                                                (in thousands)
                                          ----------------------------

Land                                        $     3,048    $     3,048
Buildings and improvements                       15,809         16,140
Furniture and equipment                           1,276          1,631
Leased equipment                                    100            100
Construction-in-progress                              -          1,620
                                             ----------     ----------

Less accumulated depreciation                    20,233         22,539
                                                    524          1,134
                                             ----------     ----------

                                            $    19,709    $    21,405
                                             ==========     ==========

The nine hotel properties are limited service hotels located in Virginia, West Virginia, Maryland and Tennessee, and are subject to leases as described in
Note 6.

         Depreciation expense was $38,000, $486,000 and $610,000 for the period ended December 31, 1994 and the years ended 1995 and 1996, respectively.

Note 3.  Dividends Payable

         On December 15, 1994, the Company declared a $.044 dividend on each share of common stock and on each unit of interest outstanding on December 31, 1994. The dividend (including the distribution to minority interests) was paid on February 6, 1995.

                        Humphrey Hospitality Trust, Inc.

                        December 31, 1994, 1995 and 1996



Note 3. Dividends Payable (Continued)

         On December 12, 1995, the Company declared a $.19 dividend on each share of common stock and on each unit of interest outstanding on December 31, 1995. The dividend (including the distribution to minority interests) was paid on January 29, 1996.

         On December 1, 1996, the Company declared a $.19 dividend on each share of common stock and on each unit of interest outstanding on December 1, 1996. The dividend (including the distribution to minority interests) was paid on January 31, 1997.

Note 4.  Mortgages and Bonds Payable

         Mortgages and bonds payable at December 31, 1995 and 1996, consisted of the following:

                                                                           1995                1996
                                                                      ---------------     ---------------
                                                                                (in thousands)
                                                                      -----------------------------------
Comfort Inn - Morgantown, West Virginia

Bonds payable; see (a) below for repayment terms,
interest rates, and maturity; collateralized  by
a first  mortgage on the hotel  facility and equipment
with a net book value of  $2,954,828  and  $3,064,725
at  December  31, 1995 and 1996, respectively,  and
secured by a letter of credit  issued by Crestar  Bank
in the amount of  $2,406,507  expiring in April 2000.
The  outstanding  principal  and interest are guaranteed
jointly and severally by the Company and James I. Humphrey, Jr.      $       2,315       $       2,275

Comfort Inn - Dublin, Virginia

Bonds payable; see (b) below for repayment terms,  interest
rates, and maturity; collateralized  by a first  mortgage on the hotel  facility and equipment with a net book value of
$2,852,770 and $2,920,557 at December 31, 1995 and 1996,
respectively.                                                                2,420               2,375

Best Western - Wyethville, Virginia

Bonds payable; see (c) below for repayment terms,  interest
rates, and maturity; collateralized  by a first  mortgage on the hotel  facility and equipment with a net book value of
$2,024,362  and  $2,133,880  at  December  31, 1995 and 1996,
respectively,  and secured by a letter of credit  issued by
Crestar  Bank in the amount of $2,256,309 which expires
November 1, 1999. The outstanding  principal and accrued
interest are guaranteed jointly and severally by the Company
and James I. Humphrey, Jr.                                                   1,870               1,795


                 Humphrey Hospitality Trust, Inc.

                 December 31, 1994, 1995 and 1996


Note 4.  Mortgages and Bonds Payable - Continued


                                                                           1995                1996
                                                                      ---------------     ---------------
In January 1995, mortgages and notes payable collateralized by five of the hotel properties were consolidated and refinanced with NationsBank, N.A. in the original amount of $3,661,731.
The terms of the new mortgage required monthly principal in-
stallments of $5,600 plus interest at 8.64% per annum.  The
remaining  outstanding  balance plus any accrued interest was payable in full on January 11, 1998.  The  mortgage  was
collateralized  by hotel  facilities  and equipment  having a combined net book value of  $6,567,156 at December 31, 1995, and was guaranteed jointly and severally by the Company and the
Humphrey Affiliates. The outstanding balance of the mortgage
was paid in full in April 1996.                                                 1,722                   -

In April 1996,  mortgages and notes payable  collateralized  by six of the hotel properties  were  consolidated  and  refinanced  with  a line  of  credit  from Mercantile  Safe Deposit and Trust Company in the original amount of $1,705,609. The terms of the line of credit require monthly installments of interest only at prime  plus
 .25%  (8.5% per annum as of  December  31,  1996.)  The
outstanding balance  plus any  accrued  interest  are  payable in full in April  1999.  The mortgage is  collateralized  by hotel facilities and equipment having a combined net book value of $11,127,000 at December 31, 1996 and is guaranteed jointly and severally by
the Company and  James I. Humphrey, Jr.                                             -               1,706
                                                                         ------------        ------------

                                                                        $       8,327       $       8,151
                                                                         ============        ============

--------------
(a) The  bonds  are  Monongalia  County,   West  Virginia  Commercial
    Development Variable Rate Demand Refunding Revenue Bonds, Series 1988 issued through Crestar Bank in the amount of $2,500,000. Interest is accrued at the rate necessary to remarket the bonds at a price equal to 100% of the outstanding principal balance. The rate is adjusted weekly and is not to exceed 11.3636%. At December 31, 1995 and 1996, the interest rate was 4.9% and 4.0%, respectively. In addition, letter of credit fees and financing fees increase the effective rate on the bonds. The bonds may be redeemed at the option of the Partnership in denominations greater than $25,000. Mandatory redemptions are pursuant to a sinking fund redemption schedule which began on April 1, 1989, in the amount of $15,000 increasing annually until April 1, 2017, when the payment equals $140,000. The Partnership is required to fund a principal reserve fund monthly equal to one-twelfth of the mandatory sinking fund redemption. In addition, the Partnership is required to fund an interest

                 Humphrey Hospitality Trust, Inc.

                 December 31, 1994, 1995 and 1996


Note 4.  Mortgages and Bonds Payable - Continued


       reserve fund. All principal and interest payments will be automatically deducted by the trustee. Any deficiencies will be drawn down under the letter of credit.

(b) On October 14, 1992, $2,528,000 of Variable Rate First Mortgage Refunding Revenue Bonds were issued by the Industrial Development Authority of Pulaski County, Virginia. Crestar Bank is the
       trustee.   In  August  1995,  the  bonds  were   refinanced  with
       approximately $2,460,000 of 1995 First Mortgage Refunding Revenue Bonds bearing interest at 8% per annum. The agreement establishes a sinking fund from which principal payments on the bonds will be made. The bonds mature in varying amounts November 1, 1995 through November 1, 2005.

(c) The original $2,600,000 bond issue financing of 1984 was refunded with $2,270,000, 1993 Series Industrial Development Revenue Bonds on December 21, 1993. Crestar Bank is the lender and bond trustee. Interest is accrued at the rate necessary to remarket the bonds at a price equal to 100% of the outstanding principal balance. The rate is adjusted weekly and is not to exceed 15%. At December 31, 1995 and 1996, the interest rate was 4.85% and 4.0%, respectively. The bonds are subject to mandatory redemption at a redemption price equal to the principal amount thereof plus all unpaid accrued interest thereon, pursuant to the sinking fund installments beginning on November 1, 1994, in the amount of $65,000 increasing annually until November 1, 2009, when the payment equals $300,000. The Partnership is required to fund a principal reserve monthly equal to one-twelfth of the mandatory sinking fund redemption.
       In addition, the Partnership is required to fund an interest reserve fund. All principal and interest payments will be automatically deducted by the trustee. Any deficiencies will be drawn under the letter of credit described above.

        Aggregate annual principal payments and payments to bond sinking funds for the five years following December 31, 1996, and thereafter are as follows:


                                                   (in thousands)
                                                -------------------

                               December 31, 1997         $      180
                                            1998                195
                                            1999              1,911
                                            2000                225
                                            2001                245
                                      Thereafter              5,395
                                                          ---------

                                                         $    8,151
                                                          =========

                        Humphrey Hospitality Trust, Inc.

                        December 31, 1994, 1995 and 1996


Note 4. Mortgages and Bonds Payable - Continued

         Bond sinking funds and escrows for taxes and insurance in the amount of approximately $99,000 and $113,622 and are included in other assets at December 31, 1995 and 1996, respectively.

         The Company's outstanding debt at December 31, 1996, consists of variable rate bonds, and fixed rate bonds and mortgages. Management believes that the carrying amounts of the Company's mortgages and bonds payable approximate fair value at December 31, 1996, as there were no significant changes in the market rate of interest between that date and the dates of the respective mortgages and bonds.

Note 5.  Obligations Under Capital Lease

         Certain of the hotel properties lease equipment under noncancellable capital leases expiring at various intervals through 1999. The leases provide for bargain purchase options at the end of the respective terms. Future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments are as follows:

                                                               (in thousands)
                                                          ----------------------

Years ended December 31, 1997                                       $26
                         1998                                        11
                         1999                                         1
                                                                    ---

                                                                     38
            Less amount representing interest                         4
                                                                    ---
            Present value of net minimum lease payments             $34
                                                                    ===

Note 6.  Commitments and Contingencies

         Pursuant to the Humphrey Hospitality Limited Partnership Agreement (the Partnership Agreement), the Humphrey Affiliates received redemption rights, which will enable them to cause the Partnership to redeem their interests in the Partnership in exchange for shares of common stock or for cash at the election of the Company. The redemption rights may be exercised by the Humphrey Affiliates at any time after one year following the closing of the Offering. The number of shares of common stock initially issuable to the Humphrey Affiliates upon exercise of the redemption rights is 527,866, which was determined based on the cash value of their interests in the selling partnerships divided by the initial offering price of $6 per share. In addition, the Humphrey Affiliates received redemption rights in connection with the second offering which may be exercised for a total of 95,484 shares of common stock. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the Humphrey Affiliates or the shareholders of the Company.

                        Humphrey Hospitality Trust, Inc.

                        December 31, 1994, 1995 and 1996


Note 6. Commitments and Contingencies - Continued

         The Company acts as the general partner in the Partnership, which acts as a general partner in the Solomons Beacon Inn Limited Partnership (Subsidiary Partnership) and as such, is liable for all recourse debt of the partnerships to the extent not paid by the partnerships. In the opinion of management, the Company does not anticipate any losses as a result of its general partner obligations.

         The Company has entered into percentage leases relating to each of the Initial Hotels with the Lessee, for a term of 10 years, with a five-year renewal option at the option of the Lessee. Pursuant to the terms of the percentage leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges and is entitled to all profits from the operations of the Initial Hotels after the payment of certain specified operating expenses. Also pursuant to the terms of the percentage leases, the Company is required to make available to the Lessee an amount equal to 4% of room revenue on a quarterly cumulative basis for capital improvements and refurbishments. As of December 31, 1995 and 1996, the Company has segregated $407,000 and $68,000, respectively, into a reserve for replacements to be made available to the Lessee. The Company has future lease commitments from the Lessee through November 2004. Minimum future rental income under these noncancellable operating leases at December 31, 1996 are as follows:


                               Years                 (in thousands)
                          ---------------          -------------------

                               1997                        $     1,678
                               1998                              1,678
                               1999                              1,679
                               2000                              1,679
                               2001                              1,679
                                                                 4,978
                                                            ----------

                                                           $    13,371
                                                            ==========

         The Company earned base rents of $140,404, $1,608,976 and $1,678,347 and percentage rents of $132,413, $2,141,480 and $2,279,054 for the period from November 29, 1994 (inception of operations) through December 31, 1994, and the years ended December 31, 1995 and 1996, respectively. As of December 31, 1995 and 1996, approximately $1, 024,848, and $1,066,996, respectively, of lease revenue was due from the Lessee. The percentage rents are based on a percentage of gross room and other revenue.

         On January 1, 1996, the Company executed an agreement with the Lessee to provide accounting and securities reporting services for the Company. The initial terms of the agreement provided for a fixed fee of $80,000 per year. On October 1, 1996, the Company amended the Agreement reducing the initial annual fee to $30,000 per year, with an increase of $10,000 per year (prorated from the time of acquisition) for each hotel added to the Company's portfolio (excluding the New Development). Under the terms of the amended Agreement, the service fee cannot exceed $100,000 in any year. As of December 31, 1996, $67,503 has been charged to operations.

                        Humphrey Hospitality Trust, Inc.

                        December 31, 1994, 1995 and 1996


Note 6. Commitments and Contingencies - Continued

         The Company has executed a Development Agreement with Humphrey Development, Inc., a Humphrey Affiliate, pursuant to which Humphrey Development, Inc. provides construction supervision services for the New Development and will pay any development costs in excess of $2,795,910 in exchange for a right to purchase the New Development from the Company on the sixth anniversary of its commencement of operations for $2,795,910.

         The hotel properties are operated under franchise agreements assumed by the Lessee, that have indefinite lives but may be terminated by either party on certain anniversary dates specified in the agreements. The agreements require annual payments for franchise royalties, reservation, and advertising services which are based upon percentages of gross room revenue. These fees are paid by the Lessee.

         The Company obtained a $600,000 unsecured revolving line of credit for working capital from James I. Humphrey, Jr., Chairman of the Board and President. The Company has no outstanding borrowings under the credit line as of December 31, 1995 and 1996. The line bears interest at 10%. During 1995, the Company paid $18,445 of interest expense on the line of credit. The line expired on December 31, 1996 and was not renewed.

Note 7. Subsequent Events

         On January 22, 1997, the Company's New Development, the Comfort Suites Hotel located in Dover, Delaware, opened for business. The hotel is leased for a period of ten years by the Lessee for a fixed lease payment of $378,840 a year, payable in equal monthly installments and prorated for any partial month.

         On February 26, 1997, the Company closed on the purchase of the Comfort Inn Hotel located in Culpeper, Virginia. The Company assumed approximately $1,220,000 in tax exempt bond financing and utilized approximately $680,000 in cash for the purchase. The hotel is leased for a period of ten years by the Lessee pursuant to a percentage lease which provides for rent, based in part, on the room revenue from the hotel.

         On March 17, 1997, the Company closed on the purchase of the Comfort Inn Hotel located in New Castle, Pennsylvania. The Company paid $3 million in cash for the site. The hotel is leased for a period of ten years by the Lessee pursuant to a percentage lease which provides for rent, based in part, on the room revenue from the hotel.

         On March 21, 1997, the Company contracted to purchase three hotels, the 63 room Best Western in Harlan, Kentucky, the 62 room Holiday Inn Express in Danville, Kentucky and the 56 room Comfort Inn in Murphy, North Carolina. The total price of the hotels is $7,325,000 and will be purchased utilizing cash and borrowings from the Credit Facility.

                        Humphrey Hospitality Trust, Inc.

                        December 31, 1994, 1995 and 1996



Note 8.  Pro Forma Financial Information (Unaudited)

         Unaudited pro forma condensed statements of operations of the Company for the years ended December 31, 1994 and 1995, are presented as if the acquisition of the Initial Hotels and the Acquisition Hotel (see Note 1) had occurred on January 1, 1994. These unaudited pro forma condensed statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1994, nor do they purport to represent the results of operations for future periods.

                                                                                   Pro Forma
                                                                        -------------------------------
                                                                                (in thousands)
                                                                        -------------------------------
                                                                              1994              1995
                                                                           ----------        ----------
Operating data
    Revenue
         Lease revenue                                                    $     3,824       $     3,901
         Other revenue                                                              -                21
                                                                           ----------        ----------

         Total revenue                                                          3,824             3,922
                                                                           ----------        ----------

Expense
   Real estate taxes and casualty insurance                                       182               174
   Depreciation and amortization                                                  543               704
   Interest expense                                                               764               710
   General and administrative                                                     224               268
   Minority interest                                                              445               436
                                                                           ----------        ----------

   Total expense                                                                2,158             2,292
                                                                           ----------        ----------

   Net income applicable to common shareholders                           $     1,666       $     1,630
                                                                           ==========        ==========

                        Humphrey Hospitality Trust, Inc.

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                            As of December 31, 1996
                                 (in thousands)

                                                                      Costs Capitalized           Gross Amounts at which
                                             Initial Costs        Subsequent to Acquisition     Carried at Close of Period
                                         ----------------------   -------------------------     --------------------------
                                                  Buildings and               Buildings and                  Buildings and
  Description         Encumbrances       Land      Improvements   Land         Improvements     Land          Improvement      Total
  -----------         ------------       ----     -------------   ----        -------------     ----         -------------     -----
Comfort Inn Hotel
 Morgantown, West
  Virginia              $2,275          $  277        $2,574      $  -             $110        $  277           $2,684        $2,961

Comfort Inn Hotel
 Dublin, Virginia        2,375             118         2,611         -               41           118            2,652         2,770

Best Western Hotel
 Wyethville, Virginia    1,795             137         1,737         -               12           137            1,749         1,886

Solomons Beacon Inn
 Solomons Island,
  Maryland              (e)              1,345         2,012         -              113         1,354            2,125         3,479

Comfort Inn Hotel
 Elizabethan,
  Tennessee             (e)                156         1,040         -               47           156            1,087         1,243

Comfort Inn Hotel
 Farmville, Virginia    (e)                148         1,201         -                3           148            1,204         1,352

Comfort Inn Hotel
 Dahlgren, Virginia     (e)                205         1,546         -               41           205            1,587         1,792

Comfort Inn Hotel
 Princeton, West
  Virginia              (e)                363         1,600         -               34           363            1,634         1,997

Days Inn Hotel
 Farmville, Virginia                       290         1,389         -               29           290            1,418         1,708
                         -----           -----         -----       ---              ---         -----            -----         -----
                        $6,445          $3,039        $           $  -             $           $                $             $
                         =====           =====         =====       ===              ===         =====            =====         =====




                                                                                      Life Upon which
                         Accumulated           Net Book                               Depreciation in
                        Depreciation,           Value,                                 Latest Income
                        Buildings and        Buildings and         Date of                Statement
                         Improvements         Improvements        Acquisition            Is Computed
                        -------------        -------------        -----------         ---------------
Comfort Inn Hotel
 Morgantown, West
  Virginia                   $137                $2,824                  1994                     (d)

Comfort Inn Hotel
 Dublin, Virginia             137                 2,633                  1994                     (d)

Best Western Hotel
 Wyethville, Virginia          93                 1,793                  1994                     (d)

Solomons Beacon Inn
 Solomons Island,
  Maryland                    110                 3,369                  1994                     (d)

Comfort Inn Hotel
 Elizabethan,
  Tennessee                    55                 1,188                  1994                     (d)

Comfort Inn Hotel
 Farmville, Virginia           63                 1,289                  1994                     (d)

Comfort Inn Hotel
 Dahlgren, Virginia            82                 1,710                  1994                     (d)

Comfort Inn Hotel
 Princeton, West
  Virginia                     83                 1,914                  1994                     (d)

Days Inn Hotel
 Farmville, Virginia           51                 1,657                  1995                     (d)
                              ---                 -----
                             $                   $
                              ===                 =====

                        Humphrey Hospitality Trust, Inc.

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                        December 31, 1994, 1995 and 1996

                                 (in thousands)


(a)  Reconciliation of real estate:

     Balance at December 31, 1995                                      $  15,809

     Additions during period building and improvements                       331
                                                                        --------

     Balance at December 31, 1996                                      $  16,140
                                                                        ========

(b)  Reconciliation of accumulated depreciation:

     Balance at December 31, 1995                                      $     406

     Depreciation for the period ended December 31, 1996                     405
                                                                        --------

     Balance at December 31, 1996                                      $     811
                                                                        ========

(c) The aggregate cost of land, buildings, furniture and equipment for federal income tax purposes is approximately $24,952

(d)  Depreciation is computed based upon the following useful lives:

       Buildings and improvements        40 years
       Furniture and equipment           5-12 years

(e) The Company has a mortgage payable with a bank which is collateralized by six of the hotels. The outstanding balance at December 31, 1996 was $1,706.

                          INDEPENDENT AUDITORS' REPORT



To the Shareholder
Humphrey Hospitality Management, Inc.

         We have audited the accompanying balance sheets of Humphrey Hospitality Management, Inc. as of December 31, 1995 and 1996, and the related statements of operations, shareholder's equity and cash flows for the period August 18, 1994 (date of incorporation) through December 31, 1994 and the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Humphrey Hospitality Management, Inc. as of December 31, 1995 and 1996, and the results of its operations, changes in shareholder's equity and its cash flows for the period August 18, 1994 (date of incorporation) through December 31, 1994 and the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.






                                                     REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
February 28, 1997, except for the third
    paragraph of Note 5, as to which the
    date is March 17, 1997

                     Humphrey Hospitality Management, Inc.

                                 BALANCE SHEETS

                           December 31, 1995 and 1996

                                                                                     1995              1996
                                                                                ---------------   ---------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                     $   1,253,229     $   1,127,573
    Accounts receivable                                                                  78,585            89,060
    Prepaid expenses                                                                     17,976            36,282
    Other assets                                                                              -               818
    Accounts receivable - shareholder                                                         -            51,250
                                                                                   ------------      ------------

                  Total current assets                                            $   1,349,790     $   1,304,983
                                                                                   ============      ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
    Accounts payable                                                              $     170,455     $     107,845
    Accrued expenses                                                                          -            67,328
    Advanced deposit                                                                          -             1,730
    Prepaid slip rentals - Marina                                                        38,065            31,203
    Due to affiliates                                                                 1,092,473         1,066,996
                                                                                   ------------      ------------

                  Total current liabilities                                           1,300,993         1,275,102
                                                                                   ------------      ------------

COMMITMENTS                                                                                   -                 -

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value, 1,000 shares authorized, 100
        shares issued and outstanding                                                         1                 1
    Retained earnings                                                                    48,796            29,880
                                                                                   ------------      ------------

                  Total shareholder's equity                                             48,797            29,881
                                                                                   ------------      ------------

                  Total liabilities and shareholder's equity                      $   1,349,790     $   1,304,983
                                                                                   ============      ============

                       See notes to financial statements

                     Humphrey Hospitality Management, Inc.

                            STATEMENTS OF OPERATIONS

             Period August 18, 1994 (date of incorporation) through December 31, 1994 and years ended December 31, 1995 and 1996

                                                               1994                1995                1996
                                                         ---------------     ---------------     ---------------
Revenue from hotel operations
    Room revenue                                           $     459,353       $   7,499,245       $   7,941,875
    Telephone revenue                                             12,612             168,385             173,743
    Slip revenue                                                  18,412             262,113             243,725
    Other revenue                                                  6,472             104,137             192,147
    Interest revenue                                                   -              20,972              27,422
                                                            ------------        ------------        ------------

                  Total revenue                                  496,849           8,054,852           8,578,912
                                                            ------------        ------------        ------------

Expenses
    Salaries and wages                                           119,556           1,737,805           2,062,594
    Room expense                                                  31,614             407,335             433,870
    Telephone                                                     11,436             145,777             182,735
    Marina expense                                                 3,235              33,822              42,925
    General and administrative                                    31,899             299,591             386,670
    Marketing and promotion                                       17,425             240,438             254,205
    Utilities                                                     31,986             390,894             429,608
    Repairs and maintenance                                       14,516             150,932             227,200
    Taxes and insurance                                            9,098             130,544             149,811
    Management fees                                               14,904             241,010                   -
    Franchise fees                                                27,962             387,853             420,809
    Lease payments                                               272,817           3,750,456           3,957,401
                                                            ------------        ------------        ------------

                  Total expenses                                 586,448           7,916,457           8,547,828
                                                            ------------        ------------        ------------

                    NET (LOSS) INCOME                      $    (89,599)       $     138,395       $      31,084
                                                            ============        ============        ============

                       See notes to financial statements

                     Humphrey Hospitality Management, Inc.

                  STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)

             Period August 18, 1994 (date of incorporation) through December 31, 1994 and years ended December 31, 1995 and 1996




                                                     Common Stock                Retained
                                                 ---------------------           Earnings
                                                  Shares       Amount            (Deficit)              Total
                                                 -------    ----------         -------------       ----------------
Issuance of common stock                             100      $      1         $         -          $           1

Net loss                                               -             -             (89,599)               (89,599)
                                                 -------       -------          ----------           ------------

Balance, December 31, 1994                           100             1             (89,599)               (89,598)

Net income                                             -             -             138,395                138,395
                                                 -------       -------          ----------           ------------

Balance, December 31, 1995                           100             1              48,796                 48,797

Distributions                                          -             -             (50,000)               (50,000)

Net income                                             -             -              31,084                 31,084
                                                 -------       -------          ----------           ------------

Balance, December 31, 1996                           100      $      1         $    29,880          $      29,881
                                                 =======       =======          ==========           ============



                       See notes to financial statements

                     Humphrey Hospitality Management, Inc.

                            STATEMENTS OF CASH FLOWS

             Period August 18, 1994 (date of incorporation) through December 31, 1994 and years ended December 31, 1995 and 1996

                                                                     1994              1995                1996
                                                                --------------    ---------------    ----------------
Cash flow from operating activities
    Net (loss) income                                           $    (89,599)     $     138,395      $       31,084
    Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities
       Changes in assets and liabilities
          (Increase) decrease in accounts receivable                 (87,556)             8,971             (10,475)
          Increase in prepaid expenses                               (17,608)              (368)            (18,306)
          Increase in other assets                                         -                  -                (818)
          Increase (decrease) in accounts payable                    140,457             29,998             (62,610)
          Decrease (increase) in prepaid slip rentals -
              Marina                                                  48,596            (10,531)             (6,862)
          Increase (decrease) in due to affiliates                   203,307            889,166             (25,477)
          Increase in accrued expenses                                     -                  -              67,328
          Increase in advanced deposits                                    -                  -               1,730
                                                                 -----------       ------------       -------------

                  Net cash provided by (used in)
                      operating activities                           197,597          1,055,631             (24,406)
                                                                 -----------       ------------       -------------

Cash flows from financing activities
    Distributions paid                                                     1                  -             (50,000)
    Advances to shareholder                                                -                  -             (51,250)
                                                                 -----------       ------------       -------------

                  Net cash provided by (used in)
                      financing activities                                 1                  -            (101,250)
                                                                 -----------       ------------       -------------

                  NET INCREASE (DECREASE) IN
                      CASH AND CASH EQUIVALENTS                      197,598          1,055,631            (125,656)

Cash and cash equivalents, beginning of year                               -            197,598           1,253,229
                                                                 -----------       ------------       -------------

Cash and cash equivalents, end of year                          $    197,598      $   1,253,229      $    1,127,573
                                                                 ===========       ============       =============

                       See notes to financial statements

                     Humphrey Hospitality Management, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1995 and 1996



Note 1.  Organization and Summary of Significant Accounting Policies

         Humphrey Hospitality Management, Inc. (the Lessee) was incorporated under the laws of the State of Maryland on August 18, 1994 to lease and operate seven existing hotel properties (the Initial Partnership Hotels) from Humphrey Hospitality Limited Partnership (the Partnership), one hotel property from Solomons Beacon Inn Limited Partnership (the Subsidiary Partnership) (together with the Initial Partnership Hotels, the Initial Hotels), and the Days Inn Hotel (the Acquisition Hotel) (together with the Initial Hotels, the Hotels), which was acquired by the Partnership on July 21, 1995. James I. Humphrey, Jr. is the sole shareholder of the Lessee. The Lessee began operations on November 29, 1994. Prior to November 29, 1994, the Initial Hotels were operated by Humphrey Hotels, Inc. From November 1, 1994, the Acquisition Hotel was operated by Humphrey Hotels, Inc., and was owned and operated by an unaffiliated party prior to November 1994.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

         The Lessee considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Income Taxes

         The Lessee has elected to be treated as an S Corporation for Federal and state income tax purposes. Therefore, no provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the stockholder individually.

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and a repurchase agreement with a bank with an original maturity of three months or less when acquired, carried at cost, which approximates fair value.

Concentration of Credit Risk

         The Company places cash deposits with major banks. At December 31, 1996, the balances reported by one bank exceeded the federal depository insurance limit by $580,321. Management believes that no significant concentration of credit risk exists with respect to these cash balances.

                     Humphrey Hospitality Management, Inc.

                           December 31, 1995 and 1996



Note 2.  Related Party Transactions

Management Fees and Payroll Reimbursements

         The Lessee had entered into separate management agreements, relating to each of the Initial Hotels, with Humphrey Hotels, Inc. (the Operator), an affiliate. Pursuant to the management agreements, a fee equal to 3% of total revenue is payable to Humphrey Hotels, Inc. and is subordinate in all respects to the Lessee's obligations under the percentage leases. For the period August 18, 1994 through December 31, 1994 and the year ended December 31, 1995, management fees of $14,904 and $241,010, respectively, have been accrued and charged to operations.

         The Operator provides all site employees for the Lessee and is reimbursed for the salaries and related costs. During the period from August 18, 1994 through December 31, 1994 and the year ended December 31, 1995, the Lessee incurred charges of $119,556 and $1,737,805, respectively, for such payroll reimbursements.

         As of December 31, 1995, the amount due the Operator for management fees and payroll reimbursements was $67,625, which is included in due to affiliates on the 1995 balance sheet.

         On February 9, 1996, the Lessee announced the termination of its operating agreements with the Operator effective January 1, 1996. The Lessee immediately began operating all of the hotels that it leases from the Partnership. All personnel from the Operator were hired in identical capacities by the Lessee. The Lessee intends to operate the hotels throughout the lease term.

Percentage Lease Payment

         The Lessee has entered into percentage leases, each with a term of 10 years, relating to each of the Hotels with the Partnership and the Subsidiary Partnership (the Lessors). Pursuant to the terms of the percentage leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges. The Lessee has future lease commitments through July 2005. Minimum future lease payments due under these noncancellable operating leases as of December 31, 1996 are as follows:


                     Year                                   Amount
                     ----                                   ------
                 1997                                  $   1,678,334
                 1998                                      1,678,334
                 1999                                      1,678,334
                 2000                                      1,678,334
                 2001                                      1,678,334
                 Thereafter                                4,978,725
                                                        ------------

                                                       $  13,370,395
                                                        ============

                     Humphrey Hospitality Management, Inc.

                           December 31, 1995 and 1996



Note 2.  Related Party Transactions (Continued)

         The Lessee has incurred base rents of $140,404, $1,608,976 and $1,678,347 and percentage rents of $132,413, $2,141,480 and $2,279,054 for the period from November 29, 1994 through December 31, 1994 and the years ended December 31, 1995 and 1996, respectively. As of December 31, 1995 and 1996, the amount due Humphrey Hospitality Limited Partnership and Solomons Beacon Inn Limited Partnership for lease payments totalled $1,024,848 and $1,066,996, respectively, and is included in due to affiliates on the balance sheets.

         During 1996, the Lessee made a loan to its shareholder in the amount of $51,250, which is unsecured and non-interest bearing. The amount was repaid in January 1997.

Services Agreement

         On January 1, 1996, the Lessee executed an Agreement with Humphrey Hospitality Trust, Inc., to provide accounting and securities reporting services. The initial terms of the Agreement provided for a fixed fee of $80,000 per year. On October 1, 1996, the Agreement was amended reducing the initial annual fee to $30,000 per year with an increase of $10,000 per year (prorated from the time of acquisition) for each hotel acquired by Humphrey Hospitality Trust, Inc. Under the terms of the amendment, the service fee cannot exceed $100,000 in any year. As of December 31, 1996, the Lessee received $67,503 for the services, provided in accordance with the Agreement, which is included in other revenue.


Note 3.  Commitments

Franchise Agreements

         The Lessee assumed the rights and obligations under the terms of existing franchise agreements relating to the Hotels upon acquisition of the hotels by the Partnership and the Subsidiary Partnership. The franchise licenses generally specify certain management, operational, accounting, reporting and marketing standards and procedures with which the franchisee must comply and provide for annual franchise fees based upon percentages of gross room revenue. During the period from August 18, 1994 through December 31, 1994 and the years ended December 31, 1995 and 1996, $27,962, $387,853 and $420,809, respectively, of franchise fees were paid.

Restaurant Leases

         Three of the eight Initial Hotels have executed lease agreements for the hotel's restaurant facilities with varying expiration dates, including renewal periods, through December 1, 2023. Monthly rent is payable during the terms of the leases at 3% to 8% of the previous month's gross receipts.

                     Humphrey Hospitality Management, Inc.

                           December 31, 1995 and 1996


Note 4.  Economic Dependency

         The Lessee receives the majority of its income from related hotel entities. The related hotels are located in the Mid-Atlantic region of the United States.


Note 5.  Subsequent Events

         On January 22, 1997, the Lessee entered into a lease with the Partnership for the Comfort Suites Hotel located in Dover, Delaware. The lease provides for a fixed lease payment of $378,840 a year.

         On February 26, 1997, the Lessee entered into a percentage lease with the Partnership for the Comfort Inn Hotel located in Culpeper, Virginia. The lease provides for rent, based in part, on the room and other revenues from the hotel.

         On March 17, 1997, the Lessee entered into a percentage lease with the Partnership for the Comfort Inn Hotel located in New Castle, Pennsylvania. The lease provides for rent, based in part, on the room and other revenues from the hotel.

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Humphrey Hospitality Trust, Inc.

         We  have  audited  the  accompanying  combined  balance  sheets  of the
Combined Selling Partnerships Initial Hotels as of December 31, 1993 and November 28, 1994, and the related combined statements of opera tions, partners' deficit and cash flows for each of the two years in the period ended December 31, 1993 and the period from January 1, 1994 to November 28, 1994. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Selling Partnerships - Initial Hotels as of December 31, 1993, and November 28, 1994, and the combined results of their operations, changes in partners' deficit and their cash flows for each of the two years in the period ended December 31, 1993 and the period from January 1, 1994 to November 28, 1994, in conformity with generally accepted accounting principles.





                                                      REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
March 18, 1996

                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS

                            COMBINED BALANCE SHEETS
                                 (in thousands)

                    December 31, 1993 and November 28, 1994

                                                                      December        November
                                                                      31, 1993        28, 1994
                                                                      --------        --------
                                     ASSETS
Investment in hotel properties
    Land                                                              $  2,401        $  2,401
    Buildings and improvements                                          12,565          12,561
    Furniture and equipment                                              2,454           2,844
    Equipment under capital lease                                          122              60
                                                                      --------       ---------

                                                                        17,542          17,866
    Less accumulated depreciation                                        5,829           6,356
                                                                        ------         -------

    Net investment in hotel properties                                  11,713          11,510

Cash                                                                       825           1,165
Accounts receivable                                                        101             136
Bond sinking funds and escrows                                             167             204
Inventories                                                                  4            -
Deferred expenses, net                                                     382             399
Prepaid expenses and other assets                                           50              84
Due from affiliates                                                         24              42
                                                                     ---------       ---------

                                                                       $13,266         $13,540
                                                                     =========       =========

                        LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes and bonds payable                                       $14,804         $14,305
Obligations under capital leases                                            45              53
Accounts payable                                                           253             336
Accrued expenses and other liabilities                                     304             303
Due to affiliates                                                           34              34
Advances from partners                                                   1,163           1,374
                                                                      --------        --------

                                                                        16,603          16,405

Commitments                                                                -              -

Partners' deficit                                                       (3,337)         (2,865)
                                                                      --------         -------

                                                                       $13,266         $13,540
                                                                        ======          ======

                   See notes to combined financial statements

                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS

                       COMBINED STATEMENTS OF OPERATIONS
                                 (in thousands)

            Years ended  December  31,  1992 and 1993 and the period
                 from January 1, 1994 through November 28, 1994


                                                                     1992        1993        1994
                                                                   --------    -------      -------
Revenue from hotel operations
    Room revenue                                                    $6,295      $6,627       $6,583
    Marina rental revenue                                              312         306          209
    Telephone revenue                                                  157         191          177
    Restaurant revenue                                                 150         113           77
    Other revenue                                                      123          94          252
                                                                    ------     -------       ------

                  Total revenue                                      7,037       7,331        7,298
                                                                     -----       -----        -----

Expenses
    Salaries and wages                                               1,730       1,768        1,733
    Hotel operating expenses                                           554         470          341
    General and administrative                                         254         266          360
    Marketing and promotion                                            261         222          234
    Utilities                                                          546         525          548
    Repairs and maintenance                                            118         337          249
    Real estate, personal property taxes, and insurance                275         263          227
    Interest expense                                                 1,351       1,272        1,062
    Franchise fees                                                     314         351          379
    Management and accounting fees                                     346         386          419
    Depreciation and amortization                                      743         776          690
    Other                                                               11          15           23
                                                                  --------     -------      -------

                  Total expenses                                     6,503       6,651        6,265
                                                                     -----       -----        -----

                  NET INCOME                                       $   534     $   680       $1,033
                                                                    ======      ======        =====

                   See notes to combined financial statements

                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT
                                 (in thousands)

             Years ended December 31, 1992 and 1993 and the period
                 from January 1, 1994 through November 28, 1994


Balance, December 31, 1991                                 $(3,495)
    Net income                                                 534
    Capital contributions                                      105
    Cash distributions                                        (385)
                                                          --------

Balance, December 31, 1992                                  (3,241)
    Net income                                                 680
    Capital contributions                                       89
    Cash distributions                                        (865)
                                                          --------

Balance, December 31, 1993                                  (3,337)
    Net income                                               1,033
    Capital contributions                                       69
    Cash distributions                                        (630)
                                                          --------

Balance, November 28, 1994                                 $(2,865)
                                                            ======



                   See notes to combined financial statements

                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

             Years ended December 31, 1992 and 1993 and the period
                 from January 1, 1994 through November 28, 1994

                                                                                          1992        1993      1994
                                                                                       ---------   ---------   -------
Cash flows from operating activities
    Net income                                                                         $   534     $   680      $1,033
    Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization expense                                              743         776         690
        Gain (loss) on sale of assets                                                      -           -           (40)
        Changes in assets and liabilities
           Decrease (increase) in accounts receivable                                       26          (5)        (35)
           Interest earned on bond sinking fund                                             (6)         (7)         (2)
           Decrease (increase) in inventories, prepaid expenses and other
               assets                                                                       (5)         21         (30)
           (Decrease) increase in accounts payable, accrued expenses and
               other liabilities                                                            27          38          82
                                                                                        ------      ------     -------

             Net cash provided by operating activities                                   1,319       1,503       1,698
                                                                                        ------      ------       -----

Cash flows from investing activities
    Improvements and additions to hotel properties                                        (151)       (113)       (367)
    Deposits to bond sinking funds                                                        (421)       (386)       (322)
    Disbursements from bond sinking funds and escrows                                      376         448         287
    Advances to/from affiliates                                                             (1)          8         (18)
    Repayment of advances to affiliates                                                     65           3          -
    Proceeds from sale of assets                                                            -          -            47
                                                                                   -----------   ---------    --------

             Net cash used in investing activities                                        (132)        (40)       (373)
                                                                                      --------     -------      ------

Cash flows from financing activities
    Proceeds from mortgage notes and bonds payable                                       2,528         -           -
    Principal payments on mortgage notes and bonds payable                              (3,037)       (464)       (499)
    Principal payments on capital lease obligations                                        (72)        (27)        (15)
    Increase in deferred costs                                                             (17)        (48)       (121)
    Advances from partners                                                                 186         131         246
    Repayments of advances from partners                                                   (87)        (91)        (35)
    Capital contributions                                                                  105          89          69
    Distributions paid                                                                    (385)       (865)       (630)
                                                                                       -------     -------      ------

             Net cash used in financing activities                                        (779)     (1,275)       (985)
                                                                                       -------      ------      ------

             NET INCREASE IN CASH                                                          408         188         340

Cash, beginning of period                                                                  229         637         825
                                                                                      --------     -------     -------

Cash, end of period                                                                  $     637    $    825      $1,165
                                                                                      ========     =======       =====

Supplemental disclosures of cash flow information
    Cash paid during the period for interest                                           $ 1,333     $ 1,287      $1,050
                                                                                        ======      ======       =====

Supplemental schedule of non-cash investing and financing activities
    Acquisition of equipment by incurring a  capital lease obligation                $      11   $      21   $      23
                                                                                      ========    ========    ========

                   See notes to combined financial statements

                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)

                    December 31, 1993 and November 28, 1994



Note 1.  Organization, Proposed Initial Public Offering and Basis of
         Presentation

Organization

         Humphrey Hospitality Trust, Inc. (the Company) was established to own initially seven existing hotels directly (the Partnerships) and a 99% general partnership interest in Solomons Beacon Inn Limited Partnership (the Subsidiary Partnership), which owns the remaining hotel (collectively the Initial Hotels) and to continue the hotel acquisition and operating strategies of James I. Humphrey, Jr., Chairman of the Board of Directors and President of the Company, and Humphrey Hotels, Inc. (Humphrey Hotels). The Company qualifies as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended, (the Code). The Initial Hotels include seven Comfort Inn hotels and one Best Western hotel with an aggregate of 557 rooms and are located in Maryland (one hotel), Tennessee (one hotel), Virginia (four hotels), and West Virginia (two hotels). Upon completion of the Formation Transactions, the Company will own a 71.46% interest in Humphrey Hospital ity Limited Partnership, a Virginia limited partnership (the Partnership). The Company will be the sole general partner of the Partnership. The Partnership will own an equity interest in and lease each Initial Hotel to Humphrey Hospitality Management, Inc. (Lessee) under a Percentage Lease which provides for rent equal to the sum of (i) fixed base rent, plus (ii) percentage rent based on the room revenue from the hotel.

         As of November 28, 1994, the Selling Partnerships were owned as follows:

                                                                            Partnership Interest
                                                             -------------------------------------------------------
                                                                    General                       Limited
                                                             -----------------------       -------------------------
                                                              Humphrey        Third-        Humphrey        Third-
         Selling Partnerships                                Affiliates       Party        Affiliates       Party
         --------------------                                ----------       ------       ----------       --------
Morgantown Lodging Associates Limited
      Partnership                                               1.0%             -%           21.60%         77.40%
Dublin Lodging Associates Limited Partnership                   1.0              -            28.80          70.20
Wytheville Motor Inn Limited Partnership                        2.0              -            55.42          42.58
Solomons Beacon Inn Limited Partnership                         1.0              -            33.60          65.40
Elizabethton Lodging Associates Limited Partnership             1.0              -            62.25          36.75
Farmville Motor Inn Limited Partnership                         1.0              -            31.25          67.75
Dahlgren Lodging Associates Limited Partnership                 1.0              -            37.50          61.50
Princeton Inn Limited Partnership                               2.0              -            33.20          64.80

         It is intended that the Partnership will purchase the Initial Hotels from the Selling Partnerships for an aggregate purchase price of approximately $22,875. The third-party partners of the Selling Partnerships have consented to the sale of the respective hotels to the Partnership and will receive cash from the Selling Partnerships as a result of the sale of the Hotels.

                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS

                             (Dollars in thousands)

                    December 31, 1993 and November 28, 1994



Note 1. Organization, Proposed Initial Public Offering and Basis of Presentation - Continued

         The Partnership  will enter into percentage  leases,  each having a ten
(10) year term, with the Lessee. The percentage leases will provide for lease payments equal to the sum of (i) minimum base rent in the aggregate of $1,552 annually plus (ii) percentage rent based upon specific percentages of room and other revenue of each of the Initial Hotels.

         The Lessee will enter into management agreements with Humphrey Hotels, Inc. (the Operator) whereby the Operator will be required to perform all management functions necessary to operate the Initial Hotels. Under the management agreements, the Operator will be paid a fee equal to 3% of gross revenue from the Initial Hotels.

Proposed Initial Public Offering

         The Company expects to file a registration statement with the Securities and Exchange Commission pursuant to which the Company expects to offer 1,849,566 shares of its common stock, including approximately 527,866 units to be received by James I. Humphrey, Jr. and Humphrey Associates, Inc. (the Humphrey Associates), to the public (the Offering). The Company expects to qualify as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. Under the proposed structure, the Company will become the sole general partner in the Partnership and the Humphrey Associates will be the limited partners.

         Upon completion of the Offering, the Company will contribute substantially all of the net proceeds of the Offering to the Partnership in exchange for 71.46% general partnership interest in the Partnership. The Partnership will use the proceeds from the Company to acquire the Initial Hotels from the Selling Partnerships, to repay certain outstanding indebtedness, and to acquire the interest of certain existing limited partners. Rather than receiving cash for their interests in the Selling Partnerships upon the sale of the Initial Hotels, the Humphrey Associates have elected to receive limited partnership interests in the Partnership aggregating 28.54%.

         After consummation of the Offering, the Company's acquisition of an interest in the Partnership and the Partnership's acquisition of the Initial Hotels, (a) the Company will own 71.46% of the Partnership, (b) the Humphrey Associates will own an aggregate of 28.54% of the Partnership, and (c) the Partnership will own approximately 100% of the equity interest in all eight Initial Hotels.

Basis of Presentation

         The combined financial statements include the accounts of the Selling Partnerships using their historical cost basis. Because the Company and the Partnership began operations on November 29, 1994, there is no account activity for inclusion in these combined financial statements. Additionally, no adjustments have been reflected in these combined financial statements to give effect to the purchase of the Initial Hotels by the Partnership.

                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS

                             (Dollars in thousands)

                    December 31, 1993 and November 28, 1994



Note 1. Organization, Proposed Initial Public Offering and Basis of Presentation - Continued

         Management believes that these combined financial statements result in a more meaningful presentation of the businesses to be acquired and thus appropriately reflect the historical financial position and results of operations.

Note 2.  Summary of Significant Accounting Policies

Investment in Hotel Properties

         Investment in hotel properties is stated at cost. Depreciation for financial reporting purposes is principally based upon the straight-line method for buildings and improvements and accelerated methods for furniture and equipment. For tax purposes, the accelerated cost recovery system (ACRS) and the modified accelerated cost recovery system (MACRS) is used, in accordance with the Internal Revenue Code, to depreciate buildings and improvements and furniture and equipment.

         The estimated lives used to depreciate the Initial Hotel properties are as follows:

                                                           Years
                                                           -----
       Building and improvements                         25 to 31.5
       Furniture and equipment                               5 to 7

         Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts, and the gain or loss is included in income from operations.

Inventories

         Inventories are stated at the lower of cost (generally, first-in, first-out) or market.

Deferred Expenses

         Deferred expenses consist of franchise fees and deferred loan costs. Amortization is computed using the straight-line method based upon the terms of the franchise and loan agreements which range from 5 to 30 years.

                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS

                             (Dollars in thousands)

                    December 31, 1993 and November 28, 1994



Note 2.  Summary of Significant Accounting Policies - Continued

Income Taxes

         The Selling Partnerships are not subject to federal or state income taxes; however, they must file informational income tax returns and the partners must take income or loss of the Selling Partnerships into consideration when filing their respective tax returns. The cumulative difference between the book basis and tax basis of the Selling Partnerships' assets and liabilities is approximately $1,070 due primarily to depreciation and amortization expense on the tax basis in excess of the book basis.

Revenue Recognition

         Revenue is recognized as earned. The management of the Partnership considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Concentration of Credit Risk

         The Selling Partnerships placed cash deposits with major banks. At November 28, 1994, bank accounts exceeded the federal depository insurance limit by $71.

Note 3.  Bond Sinking Funds and Escrows

         Bond sinking funds and escrows consist of amounts for taxes and insurance remitted to the lenders which hold the mortgages on the hotel facilities and sinking funds created to make principal payments.

Note 4.  Mortgage Notes and Bonds Payable

         Mortgage notes and bonds payable as of December 31, 1993 and November 28, 1994, consisted of the following:

                                                                                         1993       1994
                                                                                         ----       ----
Bonds payable;  see (a) below for repayment terms,  interest rates, and maturity, collateralized by a first mortgage on a hotel facility with a net book value of  $1,652,000  at November 28,  1994,  and secured by a letter of credit  issued by Crestar  Bank in the  amount of  $2,556,507
expiring  in  April  1995.   Twenty-five  percent  of  the  outstanding
principal and accrued  interest are guaranteed by Humphrey  Associates,
Inc., the general partner, and the personal guarantees of
various  limited partners of the Selling Partnership.                                   $ 2,385    $ 2,350

                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS

                             (Dollars in thousands)

                    December 31, 1993 and November 28, 1994



Note 4.  Mortgage Notes and Bonds Payable - Continued

                                                                                         1993       1994
                                                                                         ----       ----
Note  payable  to a bank  with  principal  payments  in  equal  monthly installments  of $1,467 plus  interest at prime plus 1% (7% at December
31, 1993) through April 1, 1995 with any remaining  balance due at that time;  collateralized  by a second  mortgage on a hotel facility with a net book value of  $1,670,000  at December  31, 1993 and a guarantee of
25% of the balance by the general and certain limited partners of the
Selling Partnership.                                                                         25       -

Bonds payable;  see (b) below for repayment terms,  interest rates, and maturity; collateralized by a first mortgage on a hotel facility with a
net book value of $1,808,000 at November 28, 1994.                                        2,495      2,460

Note  payable to the general  partner of the Selling  Partnership  with principal  payments  in  equal  monthly  installment  of  $1,666,  plus interest at the prime rate plus 2% (8% at December 31, 1993) with
the loan balance due  and payable on demand and unsecured.                                   65       -

Bonds payable;  see (c) below for repayment terms,  interest rates, and maturity; collateralized by a first mortgage on a hotel facility with a net book value of  $1,438,000  at November 28,  1994,  and secured by a letter of credit  issued by Crestar  Bank in the  amount of  $2,321,309 which  expires  November  1, 1997;  outstanding  principal  and accrued interest  are  guaranteed  100%  by the  general  partner  and 25% by a limited  partner of the Selling  Partnership;  the limited  partner has
also  assigned  his  21.6  percent  limited  partnership   interest  in
Morgantown  Lodging  Associates  Limited   Partnership  to  Crestar  as
additional
collateral.                                                                               2,270      2,270

First mortgage note payable to a bank with principal payments, adjusted annually  ranging  from $7,960 to $11,455,  plus  interest at 7.83% per annum are due monthly  with the  remaining  balance of $934,000  due on
October 20,  1996;  collateralized  by a first and third  mortgage on a hotel  facility  having a net book value of  $2,770,000 at November 28,
1994, and the personal guarantees of certain limited
partners of the Selling Partnership in the amount of $1,100,000.                          1,290      1,186

                                       77

                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS

                             (Dollars in thousands)

                    December 31, 1993 and November 28, 1994



Note 4.  Mortgage Notes and Bonds Payable - Continued

                                                                                         1993       1994
                                                                                         ----       ----
Bonds payable with principal payments,  adjusted annually, ranging from
$1,421 to $3,481 plus accrued  interest at the prime rate plus 1% (9.5%
at November 28, 1994)  payable  monthly with the  remaining  balance of
$1,523,004 due on December 1, 1996; collateralized by a second mortgage on a hotel  facility  having a net book value of $2,770,000 at November
28, 1994, and the personal  guarantees of certain  limited  partners of the Selling Partnership in the amount of 50% of the outstanding loan
balance.                                                                                  1,637      1,605

First mortgage note payable to a bank with monthly principal pay ments, adjusted  annually,  ranging  from  $7,500  to  $12,500,  plus ac crued interest  at the prime  rate plus 1% per annum  (9.5% at  November  28,
1994)  with the  remaining  balance  due in full on October  31,  1997;
collateralized  by a first mortgage on a hotel facility with a net book value of $1,009,000  and  guaranteed in its entirety by the general and
certain limited partners of the Selling Partnership; see (d) below.                       1,134      1,022

First mortgage note payable to a bank with principal payments ad justed annually, ranging from $1,542 to $9,224 plus accrued interest at 97.77%
of the prime rate,  subject to a floor rate of 8%, payable monthly with the remaining principal balance due on January 1, 2005; the outstanding
principal   amount  plus  accrued  interest  is  subject  to  mandatory prepayment with ninety days written notice;  col lateralized by a first mortgage  on a hotel  facility  with a net book value of $675,000 as of
November 28, 1994 and a partial  guarantee from the general and certain limited  partners  of the Selling  Partnership.  The bank has agreed to forbear from exercising its right to mandatory prepayment through
March 31, 1996.                                                                             789        752

First  mortgage  note  payable,  see (e)  below  for  repayment  terms, interest  rate, and maturity;  collateralized  by a mortgage on a hotel facility  with a net book value of  $1,505,000 as of November 28, 1994, and guaranteed by certain limited partners of the Selling Part-
nership in the amount of $1,000,000.                                                      1,855      1,834




                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS

               NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED
                             (Dollars in thousands)

                    December 31, 1993 and November 28, 1994



Note 4.  Mortgage Notes and Bonds Payable - Continued


                                                                                         1993       1994
                                                                                         ----       ----
First  mortgage  note  payable,  see (f)  below  for  repayment  terms, interest  rate, and maturity;  collateralized  by a mortgage on a Hotel facility with a net book value of $654,000 as of November 28, 1994, and guaranteed by the general partner of the Selling Partnership in an
an amount not to exceed $467,500.                                                           843        826

Note  payable to the general  partner of the Selling  Partnership  with principal payments of $420 plus accrued interest at the prime rate plus
2% per  annum  (8% at  December  31,  1993)  payable  monthly  with the outstanding balance and accrued interest due on demand and
unsecured.                                                                                   16        -
                                                                                        -------     -------
                                                                                        $14,804     $14,305
                                                                                        =======     =======

(a) The bonds are Monongalia County, West Virginia Commercial Development Variable Rate Demand Refunding Revenue Bonds, Series 1988 issued through Crestar Bank in the amount of $2,500,000. Interest is accrued at the rate necessary to remarket the bonds at a price equal to 100% of the outstanding principal balance. The rate is adjusted weekly and is not to exceed 11.3636%. At November 28, 1994, the interest rate was 3.75%. In addition, letter of credit fees and financing fees increase the effective rate on the bonds. The bonds may be redeemed at the option of the Partnership in denominations greater than $25,000. Mandatory redemptions are pursuant to a sinking fund redemption beginning on April 1, 1989, in the amount of $15,000 increasing annually until April 1, 2017, when the payment equals $140,000. The Partnership is required to fund a principal reserve fund monthly equal to one-twelfth of the mandatory sinking fund redemption. In addition, the Partnership is required to fund an interest reserve fund. All principal and interest payments will be automatically deducted by the trustee. Any deficiencies will be drawn under the letter of credit.

(b) On October 14, 1992, $2,528,000 of Variable Rate First Mortgage Refunding Revenue Bonds were issued by the Industrial Development Authority of Pulaski County, Virginia. Crestar Bank is the trustee. The outstanding principal balance bears interest at a rate equal to the Wall Street Prime Rate of Interest adjusted upward or downward by a factor that incorporates the maximum marginal federal corporate income tax rate (7.633% at November 28, 1994). The agreement establishes a sinking fund from which principal payments on the bonds will be made. The bonds mature in varying amounts November 1, 1994 through November 1, 2005.

                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS

                             (Dollars in thousands)

                    December 31, 1993 and November 28, 1994



Note 4.  Mortgage Notes and Bonds Payable - Continued

(c) The original $2,600,000 bond issue financing of 1984 was refunded with $2,270,000, 1993 Series Industrial Development Revenue Bonds on December 21, 1993. Crestar Bank is the lender and bond trustee. Interest is accrued at the rate necessary to remarket the bonds at a price equal to 100% of the outstanding principal balance. The rate is adjusted weekly and is not to exceed 15%. At November 28, 1994, the interest rate was 3.75%. The bonds are subject to mandatory redemption at a redemption price equal to the principal amount thereof plus all unpaid accrued interest thereon, pursuant to the sinking fund installments beginning on November 1, 1994, in the amount of $65,000 increasing annually until November 1, 2009, when the payment equals $300,000. The Partnership is required to fund a principal reserve monthly equal to one-twelfth of the mandatory sinking fund redemption. In addition, the Partnership is required to fund an interest reserve fund. All principal and interest payments will be automatically deducted by the trustee. Any deficiencies will be drawn under the letter of credit described above. The Partnership is also required to establish an additional escrow account into which 50% of the hotel's cash flow after debt service and capital expenditures is to be deposited monthly. Additionally, 50% of the capital distributions from Morgantown Lodging Associates limited partnership to James I. Humphrey, Jr., a limited partner, are required to be contributed to the Partnership and deposited into an escrow account. All funds in the additional escrow account revert to the Partnership when the bonds are refinanced.

(d) Effective October 31, 1992, the Partnership executed a mortgage modification agreement with the bank extending the maturity date to October 31, 1997. The terms of the modification agreement provided for a principal payment of $180,000 upon execution of the agreement.

(e) Interest is adjusted every five years to a rate equal to three hundred twenty-five basis points over the weekly average gross yield on five-year United States Treasury notes for the most recently available month and is subject to a floor of 12.55%, the rate of closing. At November 28, 1994, the interest rate was 12.55%. Principal and interest are payable by the Partnership in monthly installments sufficient to amortize the mortgage over a thirty-year term at the current rate of interest. For the five-year period beginning January 1, 1989, the monthly installments are $20,243. The maturity date of the mortgage is January 2019. Allied Capital Commercial Corporation at its option may on January 1, 1999, and on every fifth anniversary date thereafter, declare the entire unpaid balance of principal and interest immediately due and payable upon giving at least ninety days advance written notice.

(f) The mortgage is financed through a tax-exempt bond issue of Mercer County, West Virginia Industrial Development Revenue Bonds, 1984 Series. Interest is accrued at prime plus 1.5% (10% at November 28, 1994). Principal payments as outlined in the bond document plus accrued interest are payable monthly through January 1, 2011. The mortgage was subject to mandatory redemption on November 1, 1994 with ninety days notice.

                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS

                             (Dollars in thousands)

                    December 31, 1993 and November 28, 1994



Note 4.  Mortgage Notes and Bonds Payable - Continued

         Aggregate annual principal payments and payments to bond sinking funds for the five years following November 28, 1994, and thereafter are as follows:

                  Year ending
                  December 31,
                  ------------
                    1995                     $   502
                    1996                       2,995
                    1997                       1,066
                    1998                         301
                    1999                         327
                  Thereafter                   9,114
                                             -------
                                             $14,305
                                             =======
Note 5.  Capital Leases

         Certain Initial Hotels lease equipment under noncancellable capital leases expiring at various intervals through 1998. The leases provide for bargain purchase options at the end of the respective terms. Future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments for the five years following November 28, 1994, are as follows:

                  Year ending December 31,                    1995         $16
                                                              1996          16
                                                              1997          13
                                                              1998          11
                                                              1999           8
                                                                           ---

                                                                            64
                  Less amount representing interest                         11
                                                                            --
                  Present value of net minimum lease payments              $53
                                                                            ==

                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS

                             (Dollars in thousands)

                    December 31, 1993 and November 28, 1994



Note 6.  Related Party Transactions

         Humphrey Hotels, Inc. (Operator) is wholly-owned by James I. Humphrey. Mr. Humphrey is a limited partner in the Selling Partnerships and is sole shareholder of Humphrey Associates, Inc., the general partner in the Selling Partnerships.

         The Initial Hotels have executed management agreements with the Operator. The Initial Hotels are required to pay management fees equal to 5% of net operating income (as defined) plus 2% of gross income. Fees incurred for the years ended December 31, 1992, 1993, and the period from January 1, 1994 through November 28, 1994 amounted to $256, $277, and $312, respectively.

         The Operator provides accounting services to the Initial Hotels and is paid fees equal to 1.5% of gross revenue (as defined). Fees incurred for the years ended December 31, 1992, 1993, and the period from January 1, 1994 through November 28, 1994, amounted to $90, $109, and $107, respectively. The Operator also provides all site employees for the Initial Hotels and is reimbursed for the salaries and related payroll costs. For the years ended December 31, 1992, 1993, and the period from January 1, 1994 through November 28, 1994, such charges incurred amounted to $1,730, $1,768, and $1,733, respectively. As of December 31, 1993, and November 28, 1994, amounts due to Humphrey Hotels, Inc. for management fees, accounting fees, and payroll and miscellaneous reimbursements totaled $103 and $29, respectively, which are included in accounts payable and accrued expenses.

         During 1993 and 1994, certain Initial Hotels contracted with Unit Services, Inc., an affiliate of the general partner, to perform certain repairs and maintenance to the properties amounting to $55 and $41, respectively.

         As of December 31, 1993 and November 28, 1994, $34 is payable to the general partner as the developer of a hotel facility for construction management and development fees, which has been included in due to affiliates on the balance sheets.

         Included in advances from partners are advances for construction costs of $314 and $314 and operating advances of $849 and $1,060 as of December 31, 1993 and November 28, 1994, respectively. The advances are unsecured, non-interest bearing and are repayable from operating cash flow and the proceeds from a sale or refinancing of the Hotels.

         The Operator maintains a central disbursement account from which all operating disbursements of the Initial Hotels are made. As of December 31, 1993 and November 28, 1994, $24 and $42, respectively, is due from the central disbursing account and is classified as due from affiliates on the balance sheets.

                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS

                             (Dollars in thousands)

                    December 31, 1993 and November 28, 1994


Note 7.  Commitments

Franchise Agreements

         The Selling Partnerships have executed franchise agreements that have indefinite lives but may be terminated by either party on certain anniversary dates specified in the agreements. In addition to initial fees totalling $146, which are being amortized over the estimated franchise lives of 20 years, the agreements require annual payments for franchise royalties, reservation, and advertising services which are based upon percentages of gross room revenue. Such fees were approximately $314, $351, and $379 during 1992, 1993, and 1994, respectively. The Initial Hotels will continue to be operated under the franchise agreements.

Restaurant Leases

         Three of the eight Selling Partnerships have executed lease agreements for the Hotel's restaurant facilities with varying expiration dates, including renewal periods, through December 1, 2023. Monthly rent is payable during the terms of the leases at 3% to 8% of the previous month's gross receipts.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      HUMPHREY HOSPITALITY TRUST, INC.


                                      By:  _____________________________________
                                            James I. Humphrey, Jr.
                                            Chairman of the Board,
                                            President and Secretary

                                      Date:_____________________________________

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                TITLE                                 DATE

    _________________________________           Chairman of the Board,                _______________________
         James I. Humphrey, Jr.                 President and Secretary


    _________________________________             Vice President and                  _______________________
          Charles A. Mills, III                        Treasurer


    _________________________________                  Director                       _______________________
             Margaret Allen


    _________________________________                  Director                       _______________________
          Jeffrey M. Zwerdling


    _________________________________                  Director                       _______________________
          George R. Whittemore


    ______________________________                     Director                      ________________________
           Leah T. Robinson


    ______________________________                     Director                      ________________________
              Andrew Mayer



                                       84
