Form 10-Q
period 1997-03-31
HUMPHREY HOSPITALITY TRUST INC
filed 1997-05-15
CIK 929545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                        Commission File Number: 0-25060

                        HUMPHREY HOSPITALITY TRUST, INC.
             (Exact name of registrant as specified in its charter)




          Virginia                                               52-1889548
State or other Jurisdiction of                                (I.R.S. employer
Incorporation or Organization)                               identification no.)

12301 Old Columbia Pike, Silver Spring MD  20904          (301) 680-4343
    (Address of principal executive offices)       (Registrants telephone number
                   (zip code)                           including area code)



                                       N/A
              ----------------------------------------------------
              (former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days.

                             YES __X____    NO _______


The number of shares of Common Stock, $.01 par value, outstanding on May 12, 1997 was 3,481,700.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                     INDEX
                                                                     Page Number
                                                                     -----------

PART I.   Financial Information

Item 1.   HUMPHREY HOSPITALITY TRUST, INC.
          --------------------------------

          Consolidated  Balance  Sheets  as of March  31,  1997
          (unaudited) and December 31, 1996                                 3

          Consolidated  Statements  of Income  and  Changes  in
          Retained  Earnings  (Deficit)  for the  three  months
          ended March 31, 1997 and 1996 (unaudited)                         4

          Consolidated  Statements  of Cash Flows for the three
          months ended March 31, 1997 and 1996 (unaudited)                  5

          Notes to Consolidated Financial Statements                        6

          HUMPHREY HOSPITALITY MANAGEMENT, INC.
          -------------------------------------

          Balance Sheets as of March 31, 1997  (unaudited)  and
          December 31, 1996                                                11

          Statements  of  Operations  and  Changes in  Retained
          Earnings  (Deficit)  for the three months ended March
          31, 1997 and 1996 (unaudited)                                    12

          Statement  of Cash Flows for the three  months  ended
          March 31, 1997 and 1996 (unaudited)                              13

          Notes to Financial Statements                                    14

Item 2.   Managements Discussion and Analysis of Financial Condition       17


PART II.  Other Information                                                21

          None.

SIGNATURES                                                                 21

Item 1.
                        Humphrey Hospitality Trust, Inc.

                          CONSOLIDATED BALANCE SHEETS

                      March 31, 1997 and December 31, 1996


                                                                    March 31,      December 31,
                                                                      1997             1996
                                                                   -----------     ------------
                                                                   (unaudited)
                                     ASSETS

Investment in hotel properties, net of accumulated depreciation    $27,368,825     $21,405,005
Cash and cash equivalents .....................................      2,560,072       7,100,692
Accounts receivable from Lessee ...............................        641,141       1,066,995
Deferred expenses, net of accumulated amortization ............        508,996         373,466
Replacement reserve ...........................................          3,905          68,466
Other assets ..................................................        321,054         206,021
                                                                   -----------     ------------
                Total assets ..................................    $31,403,993     $30,220,645
                                                                   ===========     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Mortgage notes and bond payable ...............................    $ 9,370,609    $  8,150,609
Obligations under capital leases ..............................         27,930          33,946
Accounts payable and accrued expenses .........................         36,427          83,936
Distributions payable .........................................        779,959         561,459
                                                                   -----------     ------------
                                                                    10,214,925       8,829,950
                                                                   -----------     ------------
Minority interest .............................................      3,216,527       3,247,108
                                                                   -----------     ------------
COMMITMENTS AND CONTINGENCIES .................................           --              --

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding ................           --              --
Common stock. $.01 par value, 25,000,000 shares
  authorized, 3,481,700 shares issued and outstanding .........         34,817          34,817
Additional paid-in capital ....................................     18,200,138      18,200,563
Retained earnings (deficit) ...................................       (262,414)        (91,793)
                                                                   -----------     ------------
                                                                    17,972,541      18,143,587
                                                                   -----------     ------------
                Total liabilities and shareholders' equity ....    $31,403,993     $30,220,645
                                                                   ===========     ============



                See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

                      CONSOLIDATED STATEMENT OF INCOME AND
                     CHANGES IN RETAINED EARNINGS (DEFICIT)

                                  (unaudited)


                                                           Three Months ended March 31,
                                                               1997           1996
                                                               ----           ----
Revenue
   Percentage lease revenue ............................    $  963,576     $  833,751
   Other revenue .......................................        73,723          7,546
                                                            ----------     ----------
Total revenue ..........................................     1,037,299        841,297

Expenses
   Interest ............................................       156,060        152,316
   Real estate and personal property taxes and insurance        55,222         51,301
   General and administrative ..........................        41,853         72,179
   Depreciation and amortization .......................       205,407        166,381
                                                            ----------     ----------
Total expenses .........................................       458,542        442,177
                                                            ----------     ----------
Income before allocation to minority interest ..........       578,757        399,120

Income allocated to minority interest ..................        87,855         84,175
                                                            ----------     ----------
Net income .............................................       490,902        314,945

Retained earnings, beginning of period .................       (91,793)         2,401

Distributions declared .................................       661,523        443,023
                                                            ----------     ----------
Accumulated deficit, end of period .....................    $ (262,414)     $(125,677)
                                                            ==========     ==========
Income per common share outstanding ....................    $     0.14     $     0.14
                                                            ==========     ==========
Weighted average shares outstanding ....................     4,105,050(1)   2,955,050(1)
                                                            ==========     ==========

-----------------------
(1) Includes 623,350 units which are redeemable on a one-for-one basis for shares of common stock at any time.



                See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (unaudited)


                                                                        For the three months ended March 31,
                                                                                1997           1996
                                                                                ----           ----
Cash flows from operating activities
  Net income ..........................................................     $   490,902    $   314,945
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation and amortization ...................................         205,407        166,381
      Income allocated to minority interest ...........................          87,855         84,175
      Changes in assets and liabilities
              Decrease in accounts receivable .........................         425,854        476,525
              Increase in other assets ................................        (115,033)        (4,029)
              Decrease in accounts payable
                and accrued expenses ..................................         (47,509)       (17,533)
                                                                            -----------    -----------

                  Net cash provided by operating activities ...........       1,047,476      1,020,464
                                                                            -----------    -----------
Cash flows from investing activities
  Investment in hotel properties ......................................      (6,150,798)      (384,473)
  Deposit to replacement reserve ......................................         (71,366)      (130,953)
  Interest earned on replacement reserve ..............................            (329)        (2,089)
  Withdrawals from replacement reserve ................................         136,256        366,192
                                                                            -----------    -----------

                  Net cash used in investing activities ...............      (6,086,237)      (151,323)
                                                                            -----------    -----------
Cash flows from financing activities
  Cost from sale of stock .............................................            (425)          --
  Financing cost ......................................................        (153,959)          --
  Distributions paid ..................................................        (561,459)      (561,459)
  Proceeds from mortgage payable ......................................       1,220,000           --
  Principal payments on long-term debt ................................            --          (16,800)
  Principal payments on capital leases ................................          (6,016)        (5,749)
                                                                            -----------    -----------

                  Net cash provided by (used in) financing activities..         498,141       (584,008)
                                                                            -----------    -----------

              Net (decrease) increase in cash and cash equivalents ....      (4,540,620)       285,133

Cash and cash equivalents, beginning ..................................       7,100,692        168,636
                                                                            -----------    -----------

Cash and cash equivalents, ending .....................................     $ 2,560,072    $   453,769
                                                                            ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest ............................     $   156,060    $   152,316
                                                                            ===========    ===========



                See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997

Note 1. Organization and Summary of Significant Accounting Policies

        Humphrey Hospitality Trust, Inc. (the "Company") was incorporated on August 23, 1994, to acquire equity interests in eight existing hotel properties. The Company is a self-administered, Virginia corporation and qualifies as a real estate investment trust (a "REIT") for federal income tax purposes. During the fourth quarter of 1994, the Company completed an initial public offering (the "IPO") of 1,321,700 shares of $.01 par value common stock ("Common Stock"). The offering price per share was $6 resulting in gross proceeds of $7,930,200. Net of underwriters discount and offering expenses, the Company received proceeds of $6,949,899.

        Upon completion of the IPO, the Company contributed substantially all of the net proceeds of the offering to Humphrey Hospitality Limited Partnership (the "Partnership") in exchange for a 71.46% general partnership interest in the Partnership. The Partnership used the proceeds from the Company to acquire an equity interest in seven existing hotel properties and a general partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership") (such interests, collectively, the "Initial Hotels") and to retire certain indebtedness relating to the Initial Hotels. The Partnership acquired the Initial Hotels in exchange for (i) approximately $4.8 million in cash, (ii) 527,866 units of limited partnership interest in the Partnership ("Units") which are redeemable, subject to certain limitations, for shares of Common Stock on a one for one basis, a value of approximately $3.2 million based on the IPO offering price, and (iii) in exchange for their interests in the Initial Hotels, the assumption of approximately $15.5 million of indebtedness. All of the Units were issued to James I. Humphrey, Jr. and Humphrey Associates, Inc. The Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in the Subsidiary Partnership. Hotel properties are carried at the lower of cost or net realizable value. The Company began operations on November 29, 1994.

        On July 21, 1995, the Company completed a second public offering (the "Second Stock Offering") of 1,010,000 shares of Common Stock. Net of underwriters' discount and offering expenses, the Company received proceeds of approximately $6,957,000. The Company used the proceeds to repay certain debt and through the Partnership, acquire the Days Inn hotel in Farmville, Virginia (the "Days Inn Hotel"). The Partnership acquired the Days Inn Hotel from Farmville Lodging Associates, LLC (the "LLC"), a Maryland limited liability company in which James I. Humphrey, Chairman of the Board of Directors and President of the Company, owns a 98% equity interest. The Partnership acquired the Days Inn Hotel in exchange for (i) 95,484 Units and
(ii) the assumption of approximately $1.23 million of debt secured by the Days Inn Hotel, which was repaid immediately with proceeds of the Second Stock Offering. The acquisition of the Days Inn Hotel has been recorded by the Company at the affiliates historical cost which is less than net realizable value. The equity of the Days Inn Hotel, net of the portion allocated to the minority interest, has been recorded as an increase in paid-in capital. Upon completion of the Second Stock Offering, the Company owned a 78.91% partnership interest, and Mr. Humphrey, Humphrey Associates and the LLC (collectively, the "Limited Partners") owned a 21.09% interest in the Partnership.

        On December 6, 1996, the Company completed a third public offering (the "Third Stock Offering") of 1,150,000 shares of common stock. The gross proceeds were $9,487,500 based on the offering price of $8.25 per share. Net of underwriters' discount and offering expenses, the Company received net proceeds of approximately $8,645,000. The Company used the proceeds (i) to repay approximately $660,000 of outstanding debt on the Credit Facility secured by six of the hotels and the Comfort Suites hotel in Dover, Delaware (the "New Development"), (ii) to repay the costs associated with the development of the New Development which were approximately $1.6 million at December 31, 1996; and
(iii) to establish a fund for future acquisitions and development. Upon completion of the Third Stock Offering, the Company owns an 84.82% partnership interest, and the Limited Partners collectively own a 15.18% interest in the Partnership.

         On January 22, 1997, the Companys New Development, the 64 room Comfort Suites hotel located in Dover, Delaware, opened for business. The hotel is leased by the Lessee for a fixed lease payment of $378,840 a year, payable in equal monthly installments and prorated for any partial month.

         On February 26, 1997, the Company closed on the purchase of the 50 room
Comfort  Inn  hotel  located  in  Culpeper,   Virginia.   The  Company   assumed
approximately $1,220,000 in taxable and tax exempt bond financing and utilized

                        Humphrey Hospitality Trust, Inc.

                                 March 31, 1997

approximately $680,000 in cash for the purchase. The hotel is leased by the Lessee pursuant to a Percentage Lease (defined herein) which provides for rent based, in part, on the room revenues from the hotel.

         In February, 1997 the Company increased its Credit Facility from $6.5 million to $12.0 million. The term and rate remain unchanged. Mr. Humphrey's personal guaranty obligation has been reduced from $6.5 million to $2.0 million. The Credit Facility is secured by liens on the Company's hotels located in Solomons, MD; Farmville, VA (2 hotels); Elizabethton, TN; Dahlgren, VA; Princeton, WV; Dover, DE; Culpeper, VA; New Castle, PA; Harlan, KY; Danville KY; and Murphy, NC.

         On March 17, 1997, the Company closed on the purchase of the 79 room Comfort Inn hotel located in New Castle, Pennsylvania. The Company paid $3 million in cash for the site. The hotel is leased by the Lessee pursuant to a Percentage Lease which provides for rent based, in part, on the room revenues from the hotel.

         On April 17, 1997, the Company closed on the purchase of the 63 room Best Western Hotel in Harlan, Kentucky. The Company paid $1.75 million in cash and borrowed $875,000 from the Credit Facility. The hotel is leased by the Lessee pursuant to a Percentage Lease which provides for rent based, in part, on the room revenues from the hotel.

         On April 23, 1997, the Company closed on the purchase of the 62 room Holiday Inn Express in Danville, Kentucky and the 56 room Comfort Inn in Murphy, North Carolina. The Company paid $4.7 million collectively for both hotels with borrowings from the Credit Facility. The hotels are leased by the Lessee pursuant to a Percentage Lease which provides for rent based, in part, on the room revenues from the hotels.

        In April, 1997, the Company contracted to purchase four hotels, the 65 room Comfort Inn in Chambersburg, PA, the 83 room Holiday Inn Express in Allentown, PA, the 81 room Comfort Inn in Gettysburg, PA and the 51 room Holiday Inn Express in Gettysburg, PA (the "Pending Acquisitions") for an aggregate purchase price of $13.4 million. The Company expects to purchase these four hotels with proceeds from the Credit Facility. In conjunction with this transaction the Company is increasing the Credit Facility from $12.0 million to $23.0 million. The term and rate will remain unchanged. The four hotels will serve as additional collateral for the Credit Facility.

Basis of Presentation
---------------------

        The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles or those made in the Company's Annual Report or Form 10-K filed with the Securities and Exchange Commission. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 1997, and the results of operations for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

Note 2. Distributions

                On January 31, 1997, the Company paid a $.19 per share distribution on each share of Common Stock outstanding (including the distribution to minority interest) for shareholders of record as of December 1, 1996. On March 10, 1997, the Company declared a $.19 per share distribution for each share of Common Stock outstanding on March 24, 1997. The distribution was paid on May 5, 1997.

                        Humphrey Hospitality Trust, Inc.

                                 March 31, 1997

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

        The Company has entered into percentage leases relating to each of the Hotels with Humphrey Hospitality Management, Inc. (the "Lessee"). Each such lease (the "Percentage Leases") has a term of 10 years, with a five year renewal option at the option of the Lessee. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges and is entitled to all profits from the operations of the Hotels after the payment of certain specified operating expenses. Also pursuant to the terms of the Percentage Leases, the Company is required to make available to the Lessee an amount equal to 4% of room revenue on a quarterly, cumulative basis for capital improvements and refurbishments. The Company has future lease commitments from the Lessee through March, 2007. Minimum future rental income under these noncancellable operating leases at December 31, 1996 is as follows:

                Year
                ----

                1997                    $ 2,407,183
                1998                      2,407,183
                1999                      2,407,183
                2000                      2,407,183
                2001                      2,407,183
                Thereafter               12,637,710
                                        -----------
                                        $24,673,625
                                        ===========

         For the three months ended March 31, 1997, the Company earned base rents of $514,196 and percentage rents of $449,380. As of March 31, 1997, approximately $637,853 was due from the Lessee. The percentage rents are based on a percentage of gross room and other revenue.

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

Note 4. Mortgages and Bonds Payable

         On February 26, 1997 the Company assumed approximately $1.22 million in taxable and tax exempt bond financing in conjunction with the purchase of the Comfort Inn in Culpeper, VA. The tax exempt bonds, approximately $1.05 million, bear interest at a rate of 7.5%, with annual increases to a maximum of 8.125% at maturity in the year

                        Humphrey Hospitality Trust, Inc.

                                 March 31, 1997

2007. The annual interest rate on the taxable bonds, approximately $170,000, is to be adjusted on November 1, 1997 to equal the then current yield on five year Treasury bonds plus 4.0%, rounded up to the nearest 1/8 of 1%, with a minimum interest rate of 10% and a maximum interest rate of 14%. The current interest rate is 10%. The taxable bonds mature in the year 2002.

         In February, 1997 the Company increased its Credit Facility from $6.5 million to $12.0 million. The term and rate will remain unchanged. Mr. Humphreys personal guaranty obligation has been reduced from $6.5 million to $2.0 million. The Credit Facility will be secured by the Companys hotels located in Solomons, MD; Farmville, VA (2 hotels); Elizabethton, TN; Dahlgren, VA; Princeton, WV; Dover, DE; Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY and Murphy, NC.

                        Humphrey Hospitality Trust, Inc.

                                 March 31, 1997


Note 5. Pro Forma Financial Information (Unaudited)

        The following pro forma information is presented for informational purposes as if the acquisition of both Comfort Inn hotels located in Culpeper, Virginia and New Castle, Pennsylvania occurred on January 1, 1996. This unaudited pro forma condensed statement of operations is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor does it purport to represent the results of operations for future periods.

                        Humphrey Hospitality Trust, Inc.
                  PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                  (unaudited)


                                                  Three months    Three months
                                                     ended           ended
                                                    March 31,       March 31,
                                                      1997            1996
                                                  ------------    ------------
Revenue
        Percentage lease revenue ................. $1,082,366      $  989,989
        Other revenue ............................     73,723           7,546
                                                   ----------      ----------
        Total revenue ............................  1,156,089         997,535

Expenses
        Interest .................................    184,864         181,120
        Real estate and personal property taxes
         and insurance ...........................     66,668          65,787
        General and administrative ...............     43,215          73,541
        Depreciation and amortization ............    245,450         211,368
                                                   ----------      ----------
        Total expenses ...........................    540,197         531,816
                                                   ----------      ----------
Income before allocation to minority interest ....    615,892         465,719

Income allocated to minority interest ............     93,492          98,220
                                                   ----------      ----------
Net income ....................................... $  522,400      $  367,499
                                                   ==========      ==========
Income per common share outstanding .............. $     0.15      $     0.16

Weighted average shares outstanding (1) ..........  4,105,050       2,955,050


--------------------------------

(1) Includes 623,350 units which are currently redeemable on a one-for-one basis for shares of common stock.

                     Humphrey Hospitality Management, Inc.

                                 BALANCE SHEETS

                      March 31, 1997 and December 31, 1996



                                                          March 31,    December 31,
                                                            1997           1996
                                                            ----           ----
                                                         (unaudited)

                                     ASSETS

CURRENT ASSETS

        Cash and cash equivalents .....................   $  601,160    $1,127,573
        Accounts receivable ...........................      115,255        89,060
        Prepaid expenses ..............................       17,069        36,282
        Other assets ..................................        1,073           818
        Accounts receivable - shareholder .............           --        51,250
                                                          ----------    ----------
                Total current assets ..................   $  734,557    $1,304,983
                                                          ==========    ==========

                 LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

        Accounts payable ..............................   $  194,179    $  107,845
        Accrued expenses ..............................      101,555        67,328
        Advance deposit ...............................        6,768         1,730
        Prepaid slip rentals - Marina .................       41,694        31,203
        Due to affiliates .............................      644,327     1,066,996
                                                          ----------    ----------

                Total current liabilities .............      988,523     1,275,102
                                                          ----------    ----------


COMMITMENTS ...........................................           --            --

SHAREHOLDER'S EQUITY (DEFICIT)

        Common stock, $.01 par value, 1,000 shares
          authorized, 100 shares issued and outstanding            1             1
        Retained (deficit) earnings ...................     (253,967)       29,880
                                                          ----------    ----------

                Total shareholder's equity (deficit) ..     (253,966)       29,881
                                                          ----------    ----------

        Total liabilities and shareholder's equity ....   $  734,557    $1,304,983
                                                          ==========    ==========


                       See notes to financial statements.

                     Humphrey Hospitality Management, Inc.

      STATEMENTS OF OPERATIONS AND CHANGES IN RETAINED EARNINGS (DEFICIT)
                                  (unaudited)




                                                    Three Months ended March 31,
                                                        1997            1996
                                                        ----            ----
Revenue from hotel operations
        Room revenue .............................   $1,720,234     $1,512,365
        Telephone revenue ........................       38,622         43,069
        Slip revenue .............................       56,414         52,766
        Other revenue ............................       38,738         44,141
                                                     ----------     ----------
                Total Revenue ....................    1,854,008      1,652,341
                                                     ----------     ----------

Expenses
        Salaries and wages .......................      538,198        461,046
        Room expense .............................      110,014         91,822
        Telephone ................................       40,258         37,770
        Marina expense ...........................        8,829         12,749
        General and administrative ...............      107,446         92,248
        Marketing and promotion ..................       72,605         49,260
        Utilities ................................      117,671        112,100
        Repairs and maintenance ..................       35,655         38,138
        Taxes and insurance ......................       50,208         37,534
        Franchise fees ...........................       93,395         80,115
        Lease payments ...........................      963,576        833,751
                                                     ----------     ----------

                Total Expenses ...................    2,137,855      1,846,533
                                                     ----------     ----------

                NET LOSS .........................     (283,847)      (194,192)

        Retained earnings, beginning of period ...       29,880         48,796
                                                     ----------     ----------

        Accumulated deficit, end of period .......   $ (253,967)    $ (145,396)
                                                     ==========     ==========



                       See notes to financial statements.

                     Humphrey Hospitality Management, Inc.

                            STATEMENT OF CASH FLOWS

                                  (unaudited)




                                                          For the Three Months ended
                                                                  March 31,
                                                             1997           1996
                                                             ----           ----
Cash flows from operating activities
  Net loss ...........................................   $  (283,847)   $  (194,192)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Changes in assets and liabilities
        Increase in accounts receivable ..............       (26,195)       (44,141)
        Decrease (increase) in prepaid expenses ......        19,213         (4,773)
        Increase in other assets .....................          (255)            --
        Increase in accounts payable .................        86,334        108,276
        Increase in prepaid slip rentals .............        10,491         29,748
        Decrease in due to affiliates ................      (422,669)      (518,300)
        Increase in accrued expenses .................        34,227             --
        Increase in advanced deposits ................         5,038             --
                                                         -----------    -----------
          Net cash used in
            operating activities .....................      (577,663)      (623,382)
                                                         -----------    -----------

Cash flows from financing activities
  Decrease in accounts receivable - shareholder ......        51,250             --
                                                         -----------    -----------

          Net cash provided by financing activities ..        51,250             --
                                                         -----------    -----------

          Net decrease in cash and
            cash equivalents .........................      (526,413)      (623,382)

Cash and cash equivalents, beginning .................     1,127,573      1,253,229
                                                         -----------    -----------

Cash and cash equivalents, ending ....................   $   601,160    $   629,847
                                                         ===========    ===========


                       See notes to financial statements.

                     Humphrey Hospitality Management, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1997

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

Basis of Presentation
---------------------

        The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessees financial position as of March 31, 1997, and the results of operations for the three months ended March 31, 1997 and 1996. The results of operation for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s Form 10-K for the year ended December 31, 1996.

Accounts Receivable
-------------------

         The Lessee considers accounts receivable to be fully collectable; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectable, they will be charged to operations when that determination is made.

Income Taxes
------------

         The Lessee has elected to be treated as an S Corporation for federal and state income tax purposes. Therefore, no provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the shareholder individually.

Note 2. Related Party Transactions

Shared Expenses
---------------

         Humphrey Associates, Inc. and HAI Management, Inc., affiliates of the Lessee, share certain operating expenses with the Lessee. Expenditures are allocated based on each entity's pro rata share of the expense. At March 31, 1997, $6,474 was due to the affiliates for such allocated expenses.

Note 3. Commitments

         The Lessee has entered into Percentage Leases, each with a term of 10 years, relating to each of the Hotels with the Partnership. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges. The Lessee has future lease commitments through March 2007. Minimum future lease payments due under these noncancellable operating leases are as follows:

                     Humphrey Hospitality Management, Inc.

                                 March 31, 1997


                           Year
                           ----
                           1997            $ 2,407,183
                           1998              2,407,183
                           1999              2,407,183
                           2000              2,407,183
                           2001              2,407,183
                           Thereafter       12,637,710
                                           -----------
                                           $24,673,625
                                           ===========

         For the three months ended March 31, 1997, the Lessee has incurred base rents of $514,196 and percentage rents of $449,830. As of March 31, 1997, the amount due the Partnership and Solomons Beacon Inn Limited Partnership for lease payments were $637,853 collectively, and is included in due to affiliates on the balance sheet.

                     Humphrey Hospitality Management, Inc.

                                 March 31, 1997


Note 4. Pro Forma Financial Information (Unaudited)

                The following pro forma condensed statements of operations of the Lessee are presented as if the acquisition of the Comfort Inn at Culpeper, Virginia and the Comfort Inn at New Castle, Pennsylvania occurred on January 1, 1996. This unaudited pro forma condensed statement of operati is not necessarily indicative of what actual results of operations of the Lessee would have been assuming such operations had commenced as of January 1, 1996, nor does it purport to represent the results of operations for future periods.


                     Humphrey Hospitality Management, Inc.
                  PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                  (unaudited)


                                        Three months ended    Three months ended
                                          March 31, 1997        March 31, 1996
                                          --------------        --------------

Revenue from hotel operations
        Room revenue ....................    $1,950,927            $1,815,818
        Telephone revenue ...............        45,202                51,628
        Slip revenue ....................        56,414                52,766
        Other revenue ...................        43,237                49,183
                                             ----------            ----------
        Total revenue ...................     2,095,780             1,969,395
                                             ----------            ----------

Expenses
        Salaries and wages ..............       607,143               552,677
        Room expense ....................       116,916               107,081
        Telephone .......................        44,178                43,274
        Marina expense ..................         8,829                12,749
        General and administrative ......       113,433               101,218
        Marketing and promotion .........        82,354                64,207
        Utilities .......................       137,644               135,478
        Repairs and maintenance .........        42,440                48,881
        Taxes and insurance .............        55,034                45,281
        Franchise fees ..................       114,993               104,265
        Lease payments ..................     1,082,366               989,989
                                             ----------            ----------

        Total expenses ..................     2,405,330             2,205,100
                                             ----------            ----------

        NET LOSS ........................    $ (309,550)           $ (235,705)
                                             ==========            ==========

Item 2.
                        Humphrey Hospitality Trust, Inc.

                           MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION


        The Company is a Virginia corporation that operates as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). The Company is the general partner of Humphrey Hospitality Limited Partnership (the "Partnership") owning a 84.24% interest in the Partnership.
As of March 31, 1997, the Partnership owned directly or indirectly twelve hotel properties (the "Hotels"). Eight of the Hotels (the "Initial Hotels") were acquired by the Company in connection with its initial public stock offering in November 1994, one hotel was acquired in July 1995, one hotel was developed in 1996 and opened for business in January of 1997 and two hotels were acquired prior to March 31, 1997.

        In order for the Company to qualify as a REIT under the Code, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases the Hotels to the Lessee. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessee under the Percentage Leases. The Lessee's ability to make payments to the Partnership under the Percentage Leases is dependent on its ability to generate cash flow from the operation of the Hotels.

Results of Operations

Three months ended March 31, 1997
---------------------------------

        The Company's total revenues for the three month period ended March 31, 1997, substantially consisted of Percentage Lease revenue. The Companys revenue was $1,037,299 an increase of $196,002, or 23.2%, during the three month period ended March 31, 1997 as compared to Company revenue of $841,297 for the same period of 1996. Net income increased by $175,957 to $490,902, or 55.8% for the three months ended March 31, 1997 as compared to net income of $314,945 for the same period of 1996. The improvement in net income is attributed to the additional lease revenue derived from the opening of the Comfort Suites hotel in Dover, Delaware and the acquisitions of the Comfort Inn hotels located in Culpeper, Virginia, and New Castle, Pennsylvania.

        The Lessee's room revenues from the Hotels increased by $341,643, or 22.6%, to $1,720,234 for the three months ended March 31, 1997, as compared to $1,512,365 of room revenue for the same period of 1996. Occupancy for the Hotels decreased from 56.7% for the three month period ended March 31, 1996, to 56.1% for the same period in 1997. The decrease in occupancy is attributed to a slowdown in construction related business at the Company hotels located in Farmville and Dublin, Virginia. During 1996, these hotels received business as the result of special large construction projects that were occurring in their respective locales. The average daily rate of the Hotels increased to $48.82 for the three months ended March 31, 1997, up 3.3% as compared to $47.24 for the same period of 1996. Revenue per available room ("Revpar") was $27.39 for the three months ended March 31, 1997, up 2.3% as compared to $26.78 for the same period of 1996. Lessee operating expenses increased by $291,323, as the result of the opening of the hotel in Dover, Delaware and the acquisition of the hotels located in Culpeper, Virginia, and New Castle, Pennsylvania, to $2,137,855 for the three months ended March 31, 1997, as compared to $1,846,533 for the same period of 1996.

Liquidity and Capital Resources

        The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnership's cash flow. The Partnerships principal source of revenue is rent payments under the Percentage Leases. The Lessee's obligations under the Percentage Leases are unsecured. The Lessee's ability to make rent payments, and the Company's liquidity, including its ability to make distributions to common shareholders, is dependent on the Lessees ability to generate sufficient cash flow from the operation of the Hotels.

        The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operating activities is insufficient to provide all of the estimated quarterly distributions (particularly in the first quarter), the Company anticipates that it will be able to fund any such deficit from future working capital. As of March 31, 1997, the Company's cash and current accounts receivable balances exceed the current obligations by $2,384,827.

                        Humphrey Hospitality Trust, Inc.

                           MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED

        The Company's Funds from Operations (net income plus minority interest and depreciation and amortization ("FFO")) were $784,164 in the three months ended March 31, 1997 which is an increase of $218,663, or 10.6% over the Funds from Operations in the comparable period in 1996, which were $565,501. Most of the improvements in Funds from Operations can be attributed to the completion and opening of the Comfort Suites hotel in Dover, Delaware, and the
acquisition of the  Comfort  Inn  hotels  located  in  Culpeper,   Virginia,
and New Castle, Pennsylvania. Management considers Funds from Operations to be a market accepted measure of an equity REIT's cash flow which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performances. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), Funds from Operations represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets and after adjustments for unconsolidated
partnerships.  For  the  periods  presented,   depreciation  and amortization
and  minority   interest  were  the  only  non-cash   adjustments. Therefore,
Funds from Operations represents cash flow from operating activities. Funds from Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or debt service with respect to the hotel properties.

The computation of historical Funds from Operations is as follows:


                                   Historical Three        Historical Three
                                  Month Period Ended      Month Period Ended
                                    March 31, 1997          March 31, 1996
                                    --------------          --------------

 Net income applicable to
   common shares ...............       $490,902                $314,945
                                       --------                --------
 Add:
   Minority interest ...........         87,855                  84,175
   Depreciation and amortization        205,407                 166,381
                                       --------                --------

 Total .........................       $784,164                $565,501
                                       ========                ========

         In February, 1997 the Company increased its Credit Facility from $6.5 million to $12.0 million. The term and rate will remain unchanged. Mr. Humphrey's personal guaranty obligation has been reduced from $6.5 million to $2.0 million. The Credit Facility will be further secured by the Companys hotels located in Solomons, MD; Farmville, VA (2 hotels); Elizabethton, TN; Dahlgren, VA; Princeton, WV; Dover, DE; Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY and Murphy, NC.

Long-term debt as of March 31, 1997, was approximately $9.4 million as follows:

         Approximately $1.7 million, from the Credit Facility which is secured by and cross-collateralized and cross-defaulted on the Hotels located in Solomons, MD; Farmville, VA (2 hotels); Elizabethton, TN; Dahlgren, VA; Princeton, WV; Dover, DE; Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY and Murphy, NC. The interest rate on the Credit Facility is variable at 25 basis points above prime rate, presently at a rate of 8.75% per annum.

                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND

                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED


        Approximately $4.1 million, secured by a first deed of trust on the Hotels located in Wytheville, Virginia, and Morgantown, West Virginia. Interest accrues at the rate necessary to remarket bonds at a price equal to 100% of the outstanding principal balance. The interest rate is approximately half of the prime rate, which is adjusted weekly and is not to exceed 15% and 11.3636% for Wytheville and Morgantown, respectively. At March 31, 1997, the interest rate was approximately 4% for both. In addition, letter of credit fees, trustee fees and financing fees increased the effective rate on the bonds.

        Approximately $1.2 million, secured by a first deed of trust and a second deed of trust on the Hotel located in Culpeper, Virginia. The first deed of trust bears a variable interest rate, currently 7.5% , with annual increases to a maximum interest rate of 8.125% at maturity in the year 2007. The interest rate on the second deed of trust is to be adjusted on November 1, 1997 to equal the then current yield on five year Treasury bonds plus 4%, rounded up to the nearest 1/8 of 1% with a minimum interest rate of 10% and a maximum interest rate of 14%. The current interest rate is 10%. The second deed of trust expires in the year 2002.

        Approximately $2.4 million is secured by a first deed of trust on the Comfort Inn-Dublin, Virginia. The outstanding balance bears interest at a rate equal to 7.75% per annum with additional Underwriters' fees increasing the interest rate to 8%.

        In April of 1997, the Company acquired three hotels for approximately $1.75 million in cash and approximately $5.6 million of proceeds from the Credit Facility. The Company has also executed contracts to purchase the Pending Acquisitions for approximately $13.4 million, which purchase prices will be funded from borrowings under the Credit Facility. Upon the completion of the closing of the Pending Acquisitions, the Company expects to have approximately $29.2 million of outstanding indebtness or 53.5% of the aggregate amount paid by the Company for the Hotels.

        Effective April 3, 1997, the Company's Board of Directors adopted a resolution increasing the Company's limit on consolidated indebtedness from 50% to 55% of the aggregate purchase prices of the hotels in which it has invested. The aggregate total purchase price paid by the Company for the Hotels as of March 31, 1997 is approximately $33.5 million. As of March 31, 1997, the Company's total outstanding indebtedness represents approximately 28.1% of the aggregate amount paid by the Company for the Hotels.

        The Board of Directors has adopted a policy that will govern all of the Company's investment in hotel properties (the "Investment Policy") including the acquisition of existing hotels and the development of hotels until such time as the Board amends such policy. Under the Investment Policy, the Company will make no investment in a hotel property unless the Company can demonstrate that it can reasonably expect an annual return on its investment (net of insurance, real estate and personal property taxes and reserves for furniture, fixtures and capital expenditure ("FFE Reserves")), that is greater than or equal to 12% of the total purchase price to be paid by the Company for such property. Under the Bylaws, the approval of a majority of the Board of Directors, including a majority of the Independent Directors, is required for the Company to acquire any property. In addition, the Investment Policy will be applied to a hotel property prior to its acquisition or development by the Company, and therefore, there can be no assurances that increases in insurance rates, real estate or personal property tax rates or FFE Reserves, which are based on room revenues, will not decrease the Company's annual return on its investments in any hotel property to a level below that set out in the Investment Policy.

        Because a development project has no prior revenues on which the Companys Investment Policy can be tested, the Company intends to invest only in developments where it reasonably believes it will receive an annual return on its investment that are consistent with the Investment Policy. The Company proposed to the Lessee and the Lessee has signed a lease agreement (the "Fixed Lease" and together with Percentage Leases, the "Leases") pursuant to which the Lessee would lease the New Development for an annual fixed rent payment which will be payable in equal monthly installments. The annual rent payment under the Fixed Lease (net of insurance paid by the Company, FFE Reserves and real estate and

                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED


personal property taxes) represents an approximately 12% return on the Company's expected total investment in the New Development.

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

Other Information

         The Company has not adopted the provisions of Financial Accounting Standard Board Statement No. 128 "Earnings Per Share" on the financial statements for this quarter. The Company intends to adopt this standard on December 15, 1997.

                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED

Other Information

Item 6. Exhibits and Reports on Form 8-K

        Exhibits  -  None

        Reports

(a) On March 12, 1997, the Company filed a Report on Form 8-K, as amended by Reports on Form 8 K/A filed on March 28, 1997 and April 10, 1997, reporting the acquisition of the Comfort Inn hotel in Culpeper, Virginia. Audited financial information was filed on May 9, 1997.

(b) On March 28, 1997, the Company filed a Report on Form 8-K reporting the acquisition of the Comfort Inn hotel in New Castle, Pennsylvania. Audited financial information was filed on May 9, 1997.

(c) On April 25, 1997, the Company filed a Report on Form 8-K reporting the acquisition of the Best Western hotel in Harlan, Kentucky, the Holiday Inn Express hotel in Danville, Kentucky, and the Comfort Inn hotel in Murphy, North Carolina. Audited financial information was filed on May 9, 1997.

(d) On May 9, 1997, the Company filed a Report on Form 8-K reporting the audited financial information for the Comfort Inn hotel in Culpeper, Virginia; the Comfort Inn hotel in New Castle, Pennsylvania; the Best Western at Harlan, Kentucky; the Holiday Inn Express in Danville, Kentucky; and the Comfort Inn hotel in Murphy, North Carolina.


OTHER INFORMATION.

 None.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HUMPHREY HOSPITALITY TRUST, INC.



                                        By:  ______________________________
                                              James I. Humphrey, Jr.
                                              President and Secretary

                                        Date:______________________________