Form 10-Q
period 1997-06-30
HUMPHREY HOSPITALITY TRUST INC
filed 1997-08-14
CIK 929545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                               YES  X     NO
                                   ---       ---

The number of shares of Common Stock, $.01 par value, outstanding on August 12, 1997 was 3,481,700.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                      INDEX

                                                                                                              Page Number
                                                                                                              -----------
PART I.           Financial Information

Item 1.           HUMPHREY HOSPITALITY TRUST, INC.
-------           --------------------------------

                  Consolidated Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996                   3

                  Consolidated Statements of Income and Changes in Retained Earnings (Deficit) for the three
                     and six months ended June 30, 1997 and 1996 (unaudited)                                          4

                  Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and
                     1996 (unaudited)                                                                                 5

                  Notes to Consolidated Financial Statements                                                          6

                  HUMPHREY HOSPITALITY MANAGEMENT, INC.
                  -------------------------------------

                  Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996                               11

                  Statements of Operations and Changes in Retained Earnings (Deficit) for the three and six
                     months ended June 30, 1997 and 1996 (unaudited)                                                 12

                  Statement of Cash Flows for the six months ended June 30, 1997 and 1996 (unaudited)                13

                  Notes to Financial Statements                                                                      14

Item 2.           Management's Discussion and Analysis of Financial Condition                                        17
-------           -----------------------------------------------------------


PART II. Other Information                                                                                           21

                  None.

SIGNATURES                                                                                                           22

Part I.  Financial Information

                        Humphrey Hospitality Trust, Inc.

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 1997 and December 31, 1996


                                                                                   June                    December
                                                                                 30, 1997                  31, 1996
                                                                                 --------                  --------
                                                                                (unaudited)
                                                         ASSETS

Investment in hotel properties, net of accumulated depreciation               $48,286,768                $21,405,005
Cash and cash equivalents                                                         258,027                  7,100,692
Accounts receivable from Lessee                                                 1,527,551                  1,066,995
Deferred expenses, net of accumulated amortization                                760,580                    373,466
Replacement reserve                                                                45,315                     68,466
Other assets                                                                      181,812                    206,021
                                                                            -------------              -------------

         Total assets                                                         $51,060,053                $30,220,645
                                                                               ==========                 ==========



                                          LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Mortgage notes and bond payable                                               $28,845,383               $  8,150,609
Obligations under capital leases                                                   36,275                     33,946
Accounts payable and accrued expenses                                             120,203                     83,936
Distributions payable                                                             779,959                    561,459
                                                                            -------------              -------------

                                                                               29,781,820                  8,829,950
                                                                             ------------               ------------

Minority interest                                                               3,231,079                  3,247,108
                                                                            -------------              -------------

COMMITMENTS AND CONTINGENCIES                                                          --                         --

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                         --                         --
Common stock. $.01 par value, 25,000,000 shares
  authorized, 3,481,700 shares issued and outstanding                              34,817                     34,817
Additional paid-in capital                                                     18,193,185                 18,200,563
Retained earnings (deficit)                                                      (180,848)                   (91,793)
                                                                            -------------             --------------

                                                                               18,047,154                 18,143,587
                                                                              -----------               ------------

         Total liabilities and shareholders' equity                          $ 51,060,053               $ 30,220,645
                                                                              ===========                ===========


                 See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

                      CONSOLIDATED STATEMENT OF INCOME AND
                     CHANGES IN RETAINED EARNINGS (DEFICIT)

                                   (unaudited)



                                                               Three Months ended                  Six Months ended
                                                                    June 30,                           June 30,

                                                              1997            1996               1997             1996
                                                              ----            ----               ----             ----
Revenue
     Percentage lease revenue                               $1,777,161      $1,039,098        $2,740,737      $1,872,849
     Other revenue                                              14,205           5,082            87,928          12,628
                                                             ---------       ---------         ---------       ---------

Total revenue                                                1,791,366       1,044,180         2,828,665       1,885,477
                                                             ---------       ---------         ---------       ---------

Expenses
     Interest                                                  265,556         154,394           421,616         306,710
     Real estate and personal property taxes and insurance      98,949          51,102           154,171         102,403
     General and administrative                                177,253         137,991           219,106         210,170
     Depreciation and amortization                             373,530         186,691           578,937         353,072
                                                               -------         -------           -------       ---------

Total expenses                                                 915,288         530,178         1,373,830         972,355
                                                               -------         -------         ---------       ---------

Income before allocation to minority interest                  876,078         514,002         1,454,835         913,122

Income allocated to minority interest                          132,989         108,403           220,844         192,578
                                                               -------         -------           -------      ----------

Net income                                                     743,089         405,599         1,233,991         720,544

Retained earnings (deficit) beginning of period               (262,414)       (125,677)          (91,793)          2,401

Distributions declared                                        (661,523)       (443,023)       (1,323,046)       (886,046)
                                                             ---------       ---------       -----------       ---------

Accumulated deficit end of period                            $(180,848)      $(163,101)        $(180,848)      $(163,101)
                                                             =========       =========         =========       =========

Income per common share outstanding                          $    0.21       $    0.17         $    0.35       $    0.31

Weighted average shares outstanding                       4,105,050(1)    2,955,050(1)      4,105,050(1)    2,955,050(1)


---------------------

(1) Includes 623,350 units which are redeemable on a one-for-one basis for shares of common stock at any time.


                 See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)

                                                                                  For the six months ended June 30,
                                                                                     1997                     1996
                                                                                     ----                     ----
Cash flows from operating activities
     Net income                                                                  $ 1,233,991           $    720,544
     Adjustments to reconcile net income to net
       cash provided by operating activities
         Depreciation and amortization                                               578,937                353,072
         Income allocated to minority interest                                       220,844                192,578
         Changes in assets and liabilities
              (Increase) decrease in accounts receivable                            (460,556)                70,335
              (Increase) decrease in other assets                                     24,209                (38,726)
              Franchise costs paid                                                  (301,746)                    --
              Increase in accounts payable
                and accrued expenses                                                  36,267                110,559
                                                                                   ---------             ----------

                  Net cash provided by operating activities                        1,331,946              1,408,362
                                                                                  ----------             ----------

Cash flows from investing activities
     Investment in hotel properties                                              (27,460,700)            (1,002,003)
     Deposit to replacement reserve                                                 (261,673)              (221,159)
     Interest earned on replacement reserve                                             (919)                (2,485)
     Withdrawals from replacement reserve                                            285,743                466,903
                                                                                     -------                -------

                  Net cash used in investing activities                          (27,437,549)              (758,744)
                                                                                ------------              ---------

Cash flows from financing activities
     Proceeds from Credit Facility                                                19,519,773                506,478
     Cost from sale of stock                                                          (7,378)                    --
     Financing costs paid                                                            (85,368)                    --
     Distributions paid                                                           (1,341,418)            (1,122,920)
     Proceeds from mortgage payable                                                1,220,000                     --
     Principal payments on long-term debt                                            (45,000)               (56,391)
     Increase in capital lease obligations                                            16,147                     --
     Principal payments on capital leases                                            (13,818)               (11,315)
                                                                                ------------           ------------

                  Net cash provided by (used in) financing activities             19,262,938               (684,148)
                                                                                ------------           ------------

              Net decrease in cash and cash equivalents                           (6,842,665)               (34,530)

Cash and cash equivalents, beginning of period                                     7,100,692                168,636
                                                                                ------------            -----------

Cash and cash equivalents, ending of period                                    $     258,027          $     134,106
                                                                                ============           ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                  $     421,616          $     306,710
                                                                                ============           ============


                 See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997

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

       Upon completion of the IPO, the Company contributed substantially all of the net proceeds of the offering to Humphrey Hospitality Limited Partnership (the "Partnership") in exchange for a 71.46% general partnership interest in the Partnership. The Partnership used the proceeds from the Company to acquire an equity interest in seven existing hotel properties and a general partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership") (such interests, collectively, the "Initial Hotels") and to retire certain indebtedness relating to the Initial Hotels. The Partnership acquired the Initial Hotels in exchange for (i) approximately $4.8 million in cash, (ii) 527,866 units of limited partnership interest in the Partnership ("Units") which are redeemable, subject to certain limitations, for shares of Common Stock on a one for one basis, a value of approximately $3.2 million based on the IPO offering price, and (iii) the assumption of approximately $15.5 million of indebtedness. All of the Units were issued to James I. Humphrey, Jr., Chairman of the Board of Directors, and President of the Company and Humphrey Associates, Inc. The Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in the Subsidiary Partnership. Hotel properties are carried at the lower of cost or net realizable value.
The Company began operations on November 29, 1994.

       On July 21, 1995, the Company completed a second public offering (the "Second Stock Offering") of 1,010,000 shares of Common Stock. Net of underwriters' discount and offering expenses, the Company received proceeds of approximately $6,957,000. The Company used the proceeds to repay certain debt and through the Partnership, acquire the Days Inn hotel in Farmville, Virginia (the "Days Inn Hotel"). The Partnership acquired the Days Inn Hotel from Farmville Lodging Associates, LLC (the "LLC"), a Maryland limited liability company in which Mr. Humphrey, Chairman of the Board of Directors and President of the Company, owns a 98% equity interest. The Partnership acquired the Days Inn Hotel in exchange for (i) 95,484 Units and (ii) the assumption of approximately $1.23 million of debt secured by the Days Inn Hotel, which was repaid immediately with proceeds of the Second Stock Offering. The acquisition of the Days Inn Hotel has been recorded by the Company at the affiliates historical cost; which is less than net realizable value. The equity of the Days Inn Hotel, net of the portion allocated to the minority interest, has been recorded as an increase in paid-in capital. Upon completion of the Second Stock Offering, the Company owned a 78.91% partnership interest, and Mr. Humphrey, Humphrey Associates and the LLC (collectively, the "Limited Partners") owned a 21.09% interest in the Partnership.

       On December 6, 1996, the Company completed a third public offering (the "Third Stock Offering") of 1,150,000 shares of common stock. The gross proceeds were $9,487,500 based on the offering price of $8.25 per share. Net of underwriters' discount and offering expenses, the Company received net proceeds of approximately $8,645,000. The Company used the proceeds (i) to repay approximately $660,000 of outstanding debt under a credit agreement dated April 10, 1996 with Mercantile Safe Deposit and Trust Company (the "Credit Facility"), secured by six of the hotels and the Comfort Suites hotel in Dover, Delaware (the "New Development"), (ii) to repay the costs associated with the development of the New Development which were approximately $1.6 million at December 31, 1996; and (iii) to establish a fund for future acquisitions and development. Upon completion of the Third Stock Offering, the Company owned an 84.82% partnership interest, and the Limited Partners owned a 15.18% interest in the Partnership.

       On January 22, 1997, the New Development, the 64 room Comfort Suites hotel located in Dover, Delaware, opened for business. The hotel is leased by Humphrey Hospitality Management, Inc. (the "Lessee") which is wholly-owned by Mr. Humphrey, for a fixed lease payment of $378,840 (the "Fixed Lease") a year, payable in equal monthly installments and prorated for any partial month.

                        Humphrey Hospitality Trust, Inc.

                                  June 30, 1997


       On February 26, 1997, the Company closed on the purchase of the 49 room Comfort Inn hotel located in Culpeper, Virginia. The Company assumed approximately $1,220,000 in taxable and tax exempt bond financing and utilized approximately $680,000 in cash for the purchase. The hotel is leased by the Lessee pursuant to a Percentage Lease (defined herein) which provides for rent based, in part, on the room revenues from the hotel.

       In February, 1997 the Company increased its Credit Facility from $6.5 million to $12.0 million. The term of the Credit Facility is for two more years with two one-year extensions at the option of the bank. The Credit Facility bears interest rate at the prime rate plus 25 basis points, presently at 8.75%. Mr. Humphrey's personal guaranty obligation has been reduced from $6.5 million to $2.0 million. The Credit Facility is secured by liens on the Company's hotels located in Solomons, MD; Farmville, VA (2 hotels); Elizabethton, TN; Dahlgren, VA; Princeton, WV; Dover, DE; Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; and Murphy, NC.

       On March 17, 1997, the Company closed on the purchase of the 79 room Comfort Inn hotel located in New Castle, Pennsylvania. The Company paid $3 million in cash for the site. The hotel is leased by the Lessee pursuant to a Percentage Lease which provides for rent based, in part, on the room revenues from the hotel.

       On April 17, 1997, the Company closed on the purchase of the 63 room Best Western Hotel in Harlan, Kentucky. The Company paid $2.6 million in cash of which $875,000 was borrowed from the Credit Facility. The hotel is leased by the Lessee pursuant to a Percentage Lease which provides for rent based, in part, on the room revenues from the hotel.

       On April 23, 1997, the Company closed on the purchase of the 62 room Holiday Inn Express in Danville, Kentucky and the 56 room Comfort Inn located in Murphy, North Carolina. The Company paid $4.7 million collectively for both hotels with borrowings from the Credit Facility. The hotels are leased by the Lessee pursuant to a Percentage Lease which provides for rent based, in part, on the room revenues from the hotels.

       In May, 1997 the Company increased its Credit Facility from $12.0 million to $23.0 million. The term and rate remain unchanged. The Comfort Inn in Chambersburg, PA, the Holiday Inn Express in Allentown, PA, the Comfort Inn in Gettysburg, PA and the Holiday Inn Express in Gettysburg, PA serve as additional collateral for the Credit Facility.

       On May 22, 1997 the Company closed on the purchase of the 81 room Comfort Inn in Gettysburg, PA and the 51 room Holiday Inn Express hotel in Gettysburg, PA. The Company paid $7.05 million collectively for both hotels with borrowings from the Credit Facility. The hotels are leased by the Lessee pursuant to a Percentage Lease which provides for rent based, in part, on the room revenues from the hotels.

       On May 29, 1997 the Company closed on the purchase of the 65 room Comfort Inn in Chambersburg, PA. The Company paid $2.6 million for the site with borrowings from the Credit Facility. The hotel is leased by the Lessee pursuant to a Percentage Lease which provides for rent based, in part, on the room revenues from the hotels.

       On June 10, 1997 the Company closed on the purchase of the 83 room Holiday Inn Express in Allentown, PA. The Company paid $3.75 million for the site with borrowings from the Credit Facility. The hotel is leased by the Lessee pursuant to a Percentage Lease which provides for rent based, in part, on the room revenues from the hotels.

Basis of Presentation
---------------------

       The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles or those made in the Company's Annual Report or Form 10-K filed with the Securities and Exchange Commission. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 1997, and the results of operations for the three and

                        Humphrey Hospitality Trust, Inc.

                                  June 30, 1997

six months ended June 30, 1997 and 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

Note 2.  Distributions

       On January 31, 1997, the Company paid a $.19 per share distribution on each share of Common Stock outstanding (including the distribution to minority interest) to shareholders of record as of December 1, 1996. On March 10, 1997, the Company declared a $.19 per share distribution for each share of Common Stock outstanding on March 24, 1997. The distribution was paid on May 5, 1997. On June 20, 1997, the Company declared a $.19 per share distribution on each share of Common Stock outstanding on July 8, 1997. The distribution was paid on August 4, 1997.


Note 3.  Commitments and Contingencies

       Pursuant to the Humphrey Hospitality Limited Partnership Agreement, the Limited Partners have certain redemption rights, (the "Redemption Rights"), that enable them to cause the Partnership to redeem their Units in exchange for shares of Common Stock or for cash at the election of the Company. The Redemption Rights may be exercised by the Limited Partners at any time. At June 30, 1997, the aggregate number of shares of Common Stock issuable to the Limited Partners upon exercise of the Redemption Rights is 623,350. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interests of the Limited Partners or the shareholders of the Company.

       The Company is the sole general partner in the Partnership, which is the sole general partner in the Subsidiary Partnership and as such, is liable for all recourse debt of the partnerships to the extent not paid by the partnerships. In the opinion of management, the Company does not anticipate any losses as a result of its general partner obligations.

       The Company has entered into percentage leases relating to eighteen of its nineteen Hotels and a fixed lease relating to the New Development, with Humphrey Hospitality Management, Inc. (the "Lessee"). Each such lease (the "Percentage Leases" and the "Fixed Lease") has a term of 10 years, with a five year renewal option at the option of the Lessee. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges and is entitled to all profits from the operations of the Hotels after the payment of certain specified operating expenses. Pursuant to the terms of the Fixed Lease, the Lessee is required to pay a fixed rent and certain other additional charges and is entitled to all profits from the operations of the Hotel after the payment of certain specified operating expenses. Also pursuant to the terms of the Percentage Lease and the Fixed Lease, the Company is required to make available to the Lessee an amount equal to 4% of room revenue on a quarterly, cumulative basis for capital improvements and refurbishments. The Company has future lease commitments from the Lessee through June, 2007. Minimum future rental income under these noncancellable operating leases at December 31, 1996 is as follows:

                  Year
                  ----

                  1997                  $ 3,859,683
                  1998                    3,859,683
                  1999                    3,859,683
                  2000                    3,859,683
                  2001                    3,859,683
                  Thereafter             21,228,256
                                         ----------

                                        $40,526,671
                                         ==========

                        Humphrey Hospitality Trust, Inc.

                                  June 30, 1997

     For the three and six months ended June 30, 1997, the Company earned base rents of $786,566 and $1,300,762, and percentage rents of $990,595 and $1,439,975 respectively. As of June 30, 1997, $1,527,551 was due from the Lessee. The percentage rents are based on a percentage of gross room and other revenue.

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

Note 4.  Mortgages and Bonds Payable

       In May 1997 the Company increased its Credit Facility from $12.0 million to $23.0 million. The term and rate remain unchanged. The Credit Facility is secured by the Company's hotels located in Solomons, MD; Farmville, VA (2 hotels); Elizabethton, TN; Dahlgren, VA; Princeton, WV; Dover, DE; Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA and Gettysburg, PA (2 hotels).

Note 5.  Pro Forma Financial Information (Unaudited)

       The following pro forma information is presented for informational purposes as if the acquisition of the Hotels occurred on January 1, 1996. This unaudited pro forma condensed statement of operations is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor does it purport to represent the results of operations for future periods.

                        Humphrey Hospitality Trust, Inc.

                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                     Six months ended        Six months ended
                                                      June 30, 1997          June 30, 1996
                                                      -------------          -------------
Revenue
     Percentage lease revenue                          $3,873,920              $3,694,166
     Other revenue                                         87,928                  12,628
                                                       ----------              ----------

     Total revenue                                      3,961,848               3,706,794

Expenses
     Interest                                           1,081,681               1,231,070
     Real estate and personal property taxes
      and insurance                                       223,283                 218,766
     General and administrative                           256,131                 252,671
     Depreciation and amortization                        892,861                 828,723
                                                       ----------              ----------

     Total expenses                                     2,453,956               2,531,230
                                                       ----------              ----------

Income before allocation to minority interest           1,507,892               1,175,564

Income allocated to minority interest                     228,898                 178,451
                                                       ----------              ----------

Net income                                             $1,278,994              $  997,113
                                                       ==========              ==========

Income per common share outstanding                    $     0.37              $     0.29

Weighted average shares outstanding (1)                 4,105,050               4,105,050

--------------------------------

(1) Includes 623,350 units which are currently redeemable on a one-for-one basis for shares of common stock.

                      Humphrey Hospitality Management, Inc.

                                 BALANCE SHEETS

                       June 30, 1997 and December 31, 1996



                                                                                 June 30,                December 31,
                                                                                   1997                      1996
                                                                                   ----                      ----
                                                                                (unaudited)
                                                         ASSETS

CURRENT ASSETS

       Cash and cash equivalents                                             $ 2,358,398                $ 1,127,573
       Accounts receivable                                                       247,003                     89,060
       Prepaid expenses                                                           37,770                     36,282
       Other assets                                                               19,033                        818
       Accounts receivable - shareholder                                              --                     51,250
                                                                              ----------                 ----------

           Total current assets                                              $ 2,662,204                $ 1,304,983
                                                                              ==========                 ==========


                                          LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES

       Accounts payable                                                      $   537,261               $    107,845
       Accrued expenses                                                          307,595                     67,328
       Advance deposit                                                            22,550                      1,730
       Prepaid slip rentals - Marina                                              69,652                     31,203
       Prepaid restaurant rental                                                     445                         --
       Due to affiliates                                                       1,527,551                  1,066,996
                                                                              ----------                 ----------

           Total current liabilities                                           2,465,054                  1,275,102
                                                                              ----------                 ----------


COMMITMENTS                                                                           --                         --

SHAREHOLDER'S EQUITY
       Common stock, $.01 par value, 1,000 shares
         authorized, 100 shares issued and outstanding                                 1                           1
       Retained earnings                                                         197,149                      29,880
                                                                              ----------                ------------

           Total shareholder's equity                                            197,150                      29,881
                                                                              ----------                ------------

       Total liabilities and shareholder's equity                           $  2,662,204                 $ 1,304,983
                                                                            ============                 ===========

                       See notes to financial statements.

                      Humphrey Hospitality Management, Inc.

                      SUMMARY STATEMENTS OF OPERATIONS AND
                     CHANGES IN RETAINED EARNINGS (DEFICIT)
                                   (unaudited)



                                                       Three Months ended                          Six Months ended
                                                             June 30,                                  June 30,

                                                     1997               1996                   1997                1996
                                                     ----               ----                   ----                ----
         Revenue
              Room revenue                       $4,080,057        $2,255,136             $5,800,291          $3,767,501
              Telephone revenue                      69,426            46,755                108,048              89,824
              Slip revenue                           73,381            72,887                129,795             125,653
              Other revenue                         104,766            58,699                143,504             102,840
                                                    -------            ------                -------             -------

                  Total revenue                   4,327,630         2,433,477              6,181,638           4,085,818
                                                  ---------         ---------              ---------           ---------

         Expenses
              Salaries and wages                    869,649           550,956              1,407,847           1,012,002
              Room expense                          215,494           112,915                325,508             204,737
              Telephone                              63,867            40,740                104,125              78,510
              Marina expense                          8,648             8,899                 17,477              21,648
              General and administrative            197,443           116,984                304,889             209,232
              Marketing and promotion               141,812            61,847                214,417             111,107
              Utilities                             163,988           100,195                281,659             212,295
              Repairs and maintenance               101,599            83,641                137,254             121,779
              Taxes and insurance                    44,525            35,694                 94,733              73,228
              Franchise fees                        187,328           108,695                280,723             188,810
              Lease payments                      1,777,161         1,039,098              2,740,737           1,872,849
                                                -----------       -----------            -----------         -----------

                  Total expenses                  3,771,514         2,259,664              5,909,369           4,106,197
                                                -----------       -----------            -----------         -----------

                  Net income (loss)             $   556,116       $   173,813            $   272,269         $   (20,379)
                                                -----------       -----------            -----------         -----------

              Retained earnings (deficit),
                beginning of period                (253,967)         (145,396)                29,880              48,796
              Distributions paid                   (105,000)          (85,000)              (105,000)            (85,000)
                                                -----------       -----------            -----------         -----------
              Retained earnings (deficit),
                end of period                   $   197,149       $   (56,583)           $   197,149         $   (56,583)
                                                ===========       ===========            ===========         ===========


                       See notes to financial statements.

                      Humphrey Hospitality Management, Inc.

                             STATEMENT OF CASH FLOWS

                                   (unaudited)




                                                                                         For the Six Months ended
                                                                                                   June 30,
                                                                                      1997                       1996
                                                                                      ----                       ----
Cash flows from operating activities
     Net income (loss)                                                             $  272,269                $  (20,379)
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities
         Changes in assets and liabilities
              Increase in accounts receivable                                        (157,943)                  (93,130)
              (Increase) decrease in prepaid expenses                                  (1,488)                    7,500
              Increase in other assets                                                (18,215)                       --
              Increase in accounts payable                                            429,416                   145,202
              Increase in prepaid slip rentals                                         38,449                    45,342
              Increase in prepaid restaurant rentals                                      445                        --
              Increase (decrease)  in due to affiliates                               460,555                  (130,531)
              Increase in accrued expenses                                            240,267                        --
              Increase in advanced deposits                                            20,820                        --
                                                                                   ----------                ----------

                  Net cash provided by (used in)
                    operating activities                                            1,284,575                   (45,996)
                                                                                   ----------                ----------

Cash flows from financing activities
     Distributions paid                                                              (105,000)                  (85,000)
     Repayments of advance to shareholder                                              51,250(1)                     --
                                                                                   ----------                ----------

                  Net cash used in financing activities                               (53,750)                  (85,000)
                                                                                   ----------                ----------

                  Net increase (decrease) in cash and
                    cash equivalents                                                1,230,825                  (130,996)

Cash and cash equivalents, beginning of period                                      1,127,573                 1,253,229
                                                                                   ----------                ----------

Cash and cash equivalents, ending of period                                        $2,358,398                $1,122,233
                                                                                   ==========                ==========

---------------------

(1) Mr. Humphrey repaid a $51,250 unsecured and non-interest bearing advance from the Lessee in January 1997. The advance was made during 1996.


                       See notes to financial statements.

                      Humphrey Hospitality Management, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1997

Note 1.    Organization and Summary of Significant Accounting Policies

       Humphrey Hospitality Management, Inc. was incorporated under the laws of the State of Maryland on August 18, 1994 to lease and operate hotel properties from Humphrey Hospitality Limited Partnership (the "Partnership"). James I. Humphrey, Jr. is the sole shareholder of the Lessee. The Lessee began operations on November 29, 1994.

Basis of Presentation
---------------------

       The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessee's financial position as of June 30, 1997, and the results of operations for the three and six months ended June 30, 1997 and 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s Form 10-K for the year ended December 31, 1996.

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

Note 3.  Commitments

       The Lessee has entered into percentage leases relating to eighteen of its nineteen Hotels and a fixed lease relating to the New Development. Each such lease (the "Percentage Leases" and the "Fixed Lease") has a term of 10 years. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges. Pursuant to the terms of the Fixed Lease, the Lessee is required to pay a fixed rent and certain other additional charges. The Lessee has future lease commitments through June 2007. Minimum future lease payments due under these noncancellable operating leases are as follows:

                      Humphrey Hospitality Management, Inc.

                                  June 30, 1997

                  Year
                  ----

                  1997                   $ 3,859,683
                  1998                     3,859,683
                  1999                     3,859,683
                  2000                     3,859,683
                  2001                     3,859,683
                  Thereafter              21,228,256
                                          ----------

                                         $40,526,671
                                         ===========

       For the three and six months ended June 30, 1997, the Lessee has incurred base rents of $786,566 and $1,300,762, and percentage rents of $990,595 and $1,439,975. As of June 30, 1997, the amount due the Partnership and Solomons Beacon Inn Limited Partnership for lease payments were $1,527,551 collectively, and is included in due to affiliates on the balance sheet.

                      Humphrey Hospitality Management, Inc.

                                  June 30, 1997


Note 4.   Pro Forma Financial Information (Unaudited)

              The following pro forma information is presented for informational purposes as if the acquisition of the hotels occurred on January 1, 1996. This unaudited pro forma condensed statement of operations is not necessarily indicative of what actual results of operations of the Lessee would have been assuming such operations had commenced as of January 1, 1996, nor does it purport to represent the results of operations for future periods.


                      Humphrey Hospitality Management, Inc.

                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)


                                               Six months ended                Six months ended
                                                June 30, 1997                   June 30, 1996
                                                -------------                   -------------
Revenue from hotel operations
     Room revenue                                  $8,032,105                      $7,662,946
     Telephone revenue                                150,762                         160,087
     Slip revenue                                     129,794                         125,653
     Other revenue                                    185,760                         174,842
                                                   ----------                      ----------

     Total revenue                                  8,498,421                       8,123,528


Expenses
     Salaries and wages                             2,022,149                       1,942,814
     Room expense                                     478,138                         460,189
     Telephone                                        130,302                         128,042
     Marina expense                                    17,478                          21,648
     General and administrative                       382,206                         347,509
     Marketing and promotion                          336,108                         312,565
     Utilities                                        421,377                         429,186
     Repairs and maintenance                          221,581                         250,759
     Taxes and insurance                              136,018                         145,322
     Franchise fees                                   433,987                         477,614
     Lease payments                                 3,873,920                       3,694,166
                                                   ----------                      ----------

     Total expenses                                 8,453,264                       8,209,814
                                                   ----------                      ----------

     NET INCOME (LOSS)                             $   45,157                      $  (86,286)
                                                   ==========                      ==========

Item 2.
                        Humphrey Hospitality Trust, Inc.

                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION

       This Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are identified by phrases such as the Company "expects" or "anticipates" and words of similar effect. The Company's actual results may differ materially from those projected. Factors that could cause such a difference include: difficulties in integrating and operating acquired properties; termination of franchise agreements; default of the Lessee under operating leases; and general risks associated with investments in real estate, including the effect of changes in economic, competitive and other market conditions in the markets where the Company's properties are concentrated, inability to relet vacated space at adequate rates, the inability of properties to generate adequate cash flow to fund debt service and operating expenses, financing and refinancing risks related to the Company's floating rate debt and new debt necessary to support growth. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statement are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

       Humphrey Hospitality Trust, Inc. (the "Company"), is a Virginia corporation that operates as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). The Company is the sole general partner of Humphrey Hospitality Limited Partnership (the "Partnership") and owned a 84.82% interest in the Partnership at June 30, 1997. As of June 30, 1997, the Partnership owned directly or indirectly nineteen hotel properties (the "Hotels"). Eight of the Hotels (the "Initial Hotels") were acquired by the Company in connection with its initial public stock offering in November 1994, one hotel was acquired in July 1995, one hotel was developed in 1996 and opened for business in January 1997 and nine hotels were acquired between February 1997 and June 1997.

       In order for the Company to qualify as a REIT under the Code, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases the Hotels to Humphrey Hospitality Management, Inc. (the "Lessee") which is wholly owned by James I. Humphrey, a limited partner in the Partnership and Chairman of the Board of Directors and President of the Company. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessee under the Percentage Leases and the Fixed Lease. The Lessee's ability to make payments to the Partnership under the Percentage Leases and the Fixed Lease is dependent on its ability to generate cash flow from the operation of the Hotels.

Results of Operations

Three months ended June 30, 1997
--------------------------------

       The Company's total revenues for the three month period ended June 30, 1997, substantially consisted of Percentage Lease revenue. The Company's revenue during the three month period ended June 30, 1997 was $1,791,366 an increase of $747,186, or 71.6%, as compared to Company revenue of $1,044,180 for the same period of 1996. Net income increased by $337,490 to $743,089, or 83.2% for the three months ended June 30, 1997 as compared to net income of $405,599 for the same period of 1996. The improvement in revenues and net income is attributed to the additional Lease revenue derived from the increase in the number of company owned hotels from nine in 1996 to nineteen in 1997. Interest expense increased as a result of increased borrowings from the Company's Line of Credit. Funds from the Line of Credit were utilized to acquire several hotels (see "Liquidity and Capital Resources"). General and Administrative expenses increased as a result of fees incurred from auditing the financial performance of the Hotels acquired during the second quarter.

       The Lessee's room revenues from the Hotels increased by $1,824,921, or 80.9%, to $4,080,057 for the three months ended June 30, 1997, as compared to $2,255,136 of room revenue for the same period of 1996. Occupancy (on a pro forma basis) for the Hotels decreased from 79.2% for the three month period ended June 30, 1996, to 76.5% for the same period in 1997. The pro forma average daily rate of the Hotels increased to $56.96 for the three months ended June 30, 1997, up 3.6% as compared to $54.96 for the same period of 1996. Pro forma revenue per available room ("Revpar") was $43.57 for the three months ended June 30, 1997 as compared to $43.51 for the same period of 1996. Lessee operating expenses increased by $1,511,850, as the result of the opening of the hotel in Dover, Delaware and the acquisition of nine other hotels, to $3,771,514 for the three months ended June 30, 1997, as compared to $2,259,664 for the same period of 1996.

Six months ended June 30, 1997
------------------------------

       The Company's total revenues for the six month period ended June 30, 1997, substantially consisted of Percentage Lease revenue. The Company's revenue was $2,828,665 an increase of $943,188, or 50.0%, during the six month period ended June 30, 1997 as compared to Company revenue of $1,885,477 for the same period of 1996. Net income increased by $513,447 to $1,233,991, or 71.2% for the six months ended June 30, 1997 as compared to net income of $720,544 for the same period of 1996. The improvement in revenues and net income is attributed to the additional Lease revenue derived from the increase in the number of company owned hotels from nine in 1996 to nineteen in 1997. Interest expense increased as a result of increased borrowings from the Company's Line of Credit. Funds from the Line of Credit were utilized to acquire several hotels (see "Liquidity and Capital Resources").

       The Lessee's room revenues from the Hotels increased by $2,032,790, or 53.9%, to $5,800,291 for the six months ended June 30, 1997, as compared to $3,767,501 of room revenue for the same period of 1996. Occupancy (on a pro forma basis) for the Hotels decreased from 67.0% for the six month period ended June 30, 1996, to 65.3% for the same period in 1997. The pro forma average daily rate of the Hotels increased to $53.90 for the six months ended June 30, 1997, up 3.4%

                        Humphrey Hospitality Trust, Inc.

                           MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION - CONTINUED

as compared to $52.11 for the same period of 1996. Pro forma revenue per available room ("Revpar") was $35.19 for the six months ended June 30, 1997, up 1.0% as compared to $34.91 for the same period of 1996. Lessee operating expenses increased by $1,803,172, as the result of the opening of the hotel in Dover, Delaware and the acquisition of the nine other hotels, to $5,909,369 for the six months ended June 30, 1997, as compared to $4,106,197 for the same period of 1996.

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

       The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operating activities is insufficient to provide all of the estimated quarterly distributions (particularly in the first quarter), the Company anticipates that it will be able to fund any such deficit from future working capital. As of June 30, 1997, the Company's cash and current accounts receivable balances exceed the current obligations by $885,416.

       The Company's Funds from Operations (net income plus minority interest and depreciation and amortization) ("FFO") was $1,249,608 in the three months ended June 30, 1997 which is an increase of $548,915, or 78.3% over the FFO in the comparable period in 1996, which was $700,693. For the six months ended June 30, 1997 the Company's FFO was $2,033,772, which is an increase of $767,578, or 60.6% over the comparable period in 1996, which was $1,266,194. Most of the improvements in FFO can be attributed to the completion and opening of the Comfort Suites hotel in Dover, Delaware, and the acquisition of nine hotels between February 1997 and June 1997. Management considers FFO to be a market accepted measure of an equity REIT's cash flow which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performances. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), FFO represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets and after adjustments for unconsolidated partnerships. For the periods presented, depreciation and amortization and minority interest were the only non-cash adjustments. Therefore, FFO represents cash flow from operating activities. FFO should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or debt service with respect to the hotel properties.

The computation of historical FFO is as follows:

                                                        Historical Three              Historical Three
                                                        Month Period Ended            Month Period Ended
                                                        June 30, 1997                 June 30, 1996
                                                        -------------                 -------------
         Net income applicable to
           common shares                                  $743,089                       $405,599

         Add:
           Minority interest                               132,989                        108,403
           Depreciation and amortization                   373,530                        186,691
                                                         ---------                       --------

         Total                                          $1,249,608                       $700,693
                                                        ==========                       ========

                        Humphrey Hospitality Trust, Inc.

                           MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION - CONTINUED

                                                        Historical Six                Historical Six
                                                        Month Period Ended            Month Period Ended
                                                        June 30, 1997                 June 30, 1996
                                                        -------------------------     -------------
         Net income applicable to
           common shares                                   $1,233,991                      $720,544

         Add:
           Minority interest                                  220,844                       192,578
           Depreciation and amortization                      578,937                       353,072
                                                            ---------                      --------


         Total                                             $2,033,772                    $1,266,194
                                                           ==========                    ==========


       In May 1997 the Company increased its Credit Facility from $12.0 million to $23.0 million. The term and rate remain unchanged. The Comfort Inn in Chambersburg, PA, the Holiday Inn Express in Allentown, PA, the Comfort Inn in Gettysburg, PA and the Holiday Inn Express in Gettysburg, PA will serve as additional collateral for the Credit Facility.

Long-term debt as of June 30, 1997, of approximately $28.8 million consisted of:

       Approximately $21.2 million, from the Credit Facility which is secured by and cross-collateralized and cross-defaulted on the Hotels located in Solomons, MD; Farmville, VA (2 hotels); Elizabethton, TN; Dahlgren, VA; Princeton, WV; Dover, DE; Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA and Gettysburg, PA (2 hotels). The interest rate on the Credit Facility is variable at 25 basis points above the prime rate, presently at a rate of 8.75% per annum.

       Approximately $4.0 million, secured by a first deed of trust on the Hotels located in Wytheville, Virginia, and Morgantown, West Virginia. Interest accrues at the rate necessary to remarket bonds at a price equal to 100% of the outstanding principal balance. The interest rate is approximately half of the prime rate, which is adjusted weekly and is not to exceed 15% and 11.3636% for Wytheville and Morgantown, respectively. At June 30, 1997, the interest rate was approximately 4.15% for both. In addition, letter of credit fees, trustee fees and financing fees increased the effective rate on the bonds.

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

       Approximately $2.4 million, is secured by a first deed of trust on the Comfort Inn-Dublin, Virginia. The outstanding balance bears interest at a rate equal to 7.75% per annum with additional Underwriters' fees increasing the interest rate to 8%.

       In the second quarter of 1997, the Company acquired seven hotels for approximately $1.75 million in cash and approximately $19 million of proceeds from the Credit Facility. Presently the Company has approximately $28.8 million of outstanding indebtedness or 52% of the aggregate amount paid by the Company for the Hotels.

       Effective April 3, 1997, the Company's Board of Directors adopted a resolution increasing the Company's limit on consolidated indebtedness from 50% to 55% of the aggregate purchase prices of the hotels in which it has invested. The aggregate total purchase price paid by the Company for the Hotels as of June 30, 1997 is approximately $55.2 million. As of June 30, 1997, the Company's total outstanding indebtedness represents approximately 52% of the aggregate amount paid by the Company for the Hotels.

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

       Reports

(a) On April 25, 1997, the Company filed a Report on Form 8-K reporting the acquisition of the Best Western hotel in Harlan, Kentucky; the Holiday Inn Express hotel in Danville, Kentucky; and the Comfort Inn hotel in Murphy, North Carolina. Audited financial information was filed on May 9, 1997.

(b) On May 9, 1997, the Company filed a Report on Form 8-K reporting the audited financial information for the Comfort Inn hotel in Culpeper, Virginia; the Comfort Inn hotel in New Castle, Pennsylvania; the Best Western at Harlan, Kentucky; the Holiday Inn Express in Danville, Kentucky; and the Comfort Inn hotel in Murphy, North Carolina.

(c) On June 02, 1997, the Company filed a Report on Form 8-K reporting the acquisition of the Comfort Inn hotel in Gettysburg, PA, the Comfort Inn hotel in Chambersburg, PA, and the Holiday Inn Express in Gettysburg, PA. Audited financial information was filed on July 28, 1997.

(d) On June 18, 1997, the Company filed a Report on Form 8-K reporting the acquisition of the Holiday Inn Express in Allentown, PA. Audited financial information was filed on July 28, 1997.

(e) On July 28, 1997, the Company filed a Report on Form 8-K reporting the audited financial information for the Comfort Inn hotel in Gettysburg, PA, the Comfort Inn hotel in Chambersburg, PA, the Holiday Inn Express in Gettysburg, PA and the Holiday Inn Express in Allentown, PA.

PART II

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