Form 10-Q
period 1997-09-30
HUMPHREY HOSPITALITY TRUST INC
filed 1997-11-14
CIK 929545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                                                 YES   X     NO
                                                     ______      ______

The number of shares of Common Stock, $.01 par value, outstanding on November 12, 1997 was 3,481,700.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                     INDEX

                                                                                                              Page Number
                                                                                                              -----------
PART I.           Financial Information

Item 1.           HUMPHREY HOSPITALITY TRUST, INC.
                  --------------------------------

                  Consolidated Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996              4

                  Consolidated Statements of Income and Changes in Accumulated
                     Deficit for the three and nine months ended September 30,
                     1997 and 1996 (unaudited)                                                                        5

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and
                     1996 (unaudited)                                                                                 6

                  Notes to Consolidated Financial Statements                                                          7

                  HUMPHREY HOSPITALITY MANAGEMENT, INC.
                  -------------------------------------

                  Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996                          12

                  Summary Statements of Operations and Changes in Retained Earnings for the three and nine
                     months ended September 30, 1997 and 1996 (unaudited)                                            13

                  Statement of Cash Flows for the nine months ended September 30, 1997 and 1996 (unaudited)          14

                  Notes to Financial Statements                                                                      15

Item 2.           Management's Discussion and Analysis of Financial Condition                                        18

Item 3.           Quantitative and Qualitative Disclosure about Market Risk
                  Not Applicable

PART II.          Other Information                                                                                  23

Item 1.           Legal Proceeding
                  None

Item 2.           Changes in Securities and Use of Proceeds                                                          23

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports in Form 8-K                                                                   23

                        HUMPHREY HOSPITALITY TRUST, INC.

                                                                                                              Page Number
                                                                                                              -----------
SIGNATURES                                                                                                           24

Part I.  Financial Information

                        Humphrey Hospitality Trust, Inc.

                          CONSOLIDATED BALANCE SHEETS

                    September 30, 1997 and December 31, 1996

                                                                                 September                 December
                                                                                 30, 1997                  31, 1996
                                                                                 --------                  --------
                                                                                (unaudited)
                                     ASSETS

Investment in hotel properties, net of accumulated depreciation              $ 50,787,829               $ 21,405,005
Cash and cash equivalents                                                         236,075                  7,100,692
Accounts receivable from Lessee                                                 1,687,994                  1,066,995
Deferred expenses, net of accumulated amortization                                947,796                    373,466
Replacement reserve                                                               109,784                     68,466
Other assets                                                                      350,107                    206,021
                                                                             ------------               ------------

         Total assets                                                        $ 54,119,585               $ 30,220,645
                                                                             ============               ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Mortgage notes and bond payable                                              $ 31,766,000               $  8,150,609
Obligations under capital leases                                                   33,750                     33,946
Accounts payable and accrued expenses                                             104,999                     83,936
Distributions payable                                                             786,424                    561,459
                                                                             ------------               ------------

                                                                               32,691,173                  8,829,950
                                                                             ------------               ------------

Minority interest                                                               3,402,700                  3,247,108
                                                                             ------------               ------------

COMMITMENTS AND CONTINGENCIES                                                          --                         --

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                         --                         --
Common stock. $.01 par value, 25,000,000 shares
  authorized, 3,481,700 shares issued and outstanding                              34,817                     34,817
Additional paid-in capital                                                     18,040,450                 18,200,563
Accumulated Deficit                                                              (49,555)                   (91,793)
                                                                             ------------               ------------

                                                                               18,025,712                 18,143,587
                                                                             ------------               ------------

         Total liabilities and shareholders' equity                          $ 54,119,585               $ 30,220,645
                                                                              ===========                ===========

                See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

                     CONSOLIDATED STATEMENTS OF INCOME AND
                         CHANGES IN ACCUMULATED DEFICIT

                                  (unaudited)

                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30,                        September 30,
                                                              --------------------               ---------------------
                                                              1997            1996               1997             1996
                                                              ----            ----               ----             ----
Revenue
     Percentage lease revenue                              $ 2,336,249    $  1,068,894      $  5,076,986    $  2,941,743
     Other revenue                                               6,081           6,452            94,009          19,080
                                                           -----------    ------------      ------------    ------------

Total revenue                                                2,342,330       1,075,346         5,170,995       2,960,823
                                                           -----------    ------------      ------------    ------------
Expenses
     Interest                                                  633,931         155,381         1,055,549         462,091
     Real estate and personal property taxes and insurance     125,522          59,057           279,693         161,460
     General and administrative                                134,669          46,644           353,770         256,815
     Depreciation and amortization                             511,605         190,205         1,090,542         543,277
                                                           -----------    ------------      ------------    ------------

Total expenses                                               1,405,727         451,287         2,779,554       1,423,643
                                                           -----------    ------------      ------------    ------------

Income before allocation to minority interest                  936,603         624,059         2,391,441       1,537,180

Income allocated to minority interest                          143,787         131,614           364,634         324,191
                                                           -----------    ------------      ------------    ------------

Net income                                                     792,816         492,445         2,026,807       1,212,989

Accumulated (deficit) earnings, beginning of period           (180,848)       (163,101)          (91,793)          2,401

Distributions declared                                        (661,523)       (443,023)       (1,984,569)     (1,329,069)
                                                           -----------    ------------      ------------    ------------

Accumulated deficit end of period                       $      (49,555)  $    (113,679)   $      (49,555)  $    (113,679)
                                                        ==============   =============    ==============   =============

Income per common share outstanding                     $         0.23   $        0.21    $         0.58   $        0.52

Weighted average shares outstanding                       4,115,060 (2)   2,955,050 (1)     4,108,540 (2)   2,955,050 (1)

---------------------

(1) Includes 623,350 units which are redeemable on a one-for-one basis for shares of common stock at any time.

(2) Includes 657,373 units which are redeemable on a one-for-one basis for shares of common stock, 623,350 at any time and 34,023 redeemable any time after March 3, 1998. The weighted average shares calculation reflects the limited partnership units issued on September 2, 1997.


                See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1997 and 1996
                                  (unaudited)

                                                                                   1997                     1996
                                                                                   ----                     ----
Cash flows from operating activities
     Net income                                                              $   2,026,807             $  1,212,989
     Adjustments to reconcile net income to net
       cash provided by operating activities
         Depreciation and amortization                                           1,090,542                  543,277
         Income allocated to minority interest                                     364,634                  324,191
         Changes in assets and liabilities
              (Increase) decrease in accounts receivable                          (620,999)                 243,678
              Increase in other assets                                            (144,089)                 (79,723)
              Franchise costs paid                                                (369,000)                      --
              Increase in accounts payable
                and accrued expenses                                                21,063                   60,583
                                                                             -------------             ------------

                  Net cash provided by operating activities                      2,368,958                2,304,995
                                                                             -------------             ------------

Cash flows from investing activities
     Investment in hotel properties                                            (29,268,796)              (1,231,737)
     Deposit to replacement reserve                                               (617,912)                (387,228)
     Interest earned on replacement reserve                                           (919)                  (3,039)
     Withdrawals from replacement reserve                                          577,513                  626,937
                                                                             -------------             ------------

                  Net cash used in investing activities                        (29,310,114)                (995,067)
                                                                             -------------             ------------

Cash flows from financing activities
     Proceeds from Credit Facility                                              22,440,391                  660,213
     Stock issuance costs                                                           (7,378)                      --
     Financing costs paid                                                         (189,900)                      --
Distributions paid                                                              (2,121,377)              (1,684,377)
     Principal payments on long-term debt                                          (45,000)                 (56,391)
     Increase in capital lease obligations                                          22,178                       --
     Principal payments on capital leases                                          (22,375)                 (16,881)
                                                                             -------------             ------------

                  Net cash provided by (used in) financing activities           20,076,539               (1,097,436)
                                                                             -------------             ------------

              Net (decrease) increase in cash and cash equivalents              (6,864,617)                 212,492

Cash and cash equivalents, beginning of period                                   7,100,692                  168,636
                                                                             -------------             ------------

Cash and cash equivalents, ending of period                                  $     236,075            $     381,128
                                                                             =============             ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                $   1,055,549            $     462,091
                                                                             =============             ============

Supplemental disclosures of non-cash investing and financing activities:

     During 1997, the Company acquired the Culpeper Comfort Inn hotel for $1,900,000 of which $1,220,000 represented debt assumed.

     On September 2, 1997, the Partnership issued units of limited partnership interest to Humphrey-Key Largo Associates, L.P. with a value of approximately $370,000 based on an average price of $10.875 per share of common stock for the ten trading days prior to September 2, 1997.


                See notes to consolidated financial statements.

                        Humphrey Hospitality Trust, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997


Note 1.  Organization and Summary of Significant Accounting Policies

       Humphrey Hospitality Trust, Inc. (the "Company") was incorporated on August 23, 1994, to acquire equity interests in eight existing hotel properties. The Company is a self-administered, Virginia corporation that qualifies as a real estate investment trust (a "REIT") for federal income tax purposes. During the fourth quarter of 1994, the Company completed an initial public offering (the "IPO") of 1,321,700 shares of $.01 par value common stock ("Common Stock").

       Upon completion of the IPO, the Company contributed substantially all of the net proceeds of the offering to Humphrey Hospitality Limited Partnership (the "Partnership") in exchange for a general partnership interest in the Partnership. The Partnership used the proceeds from the Company to acquire an equity interest in seven existing hotel properties and a general partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership") (such interests, collectively, the "Initial Hotels") and to retire certain indebtedness relating to the Initial Hotels.

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

                        Humphrey Hospitality Trust, Inc.

                               September 30, 1997


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

       In August 1997, the Company increased its Credit Facility from $23.0 million to $25.5 million. The term and rate remain unchanged. The Credit Facility was increased to accommodate the purchase of a 40-unit Best Western Suites located in Key Largo, FL. The hotel will serve as additional collateral for the Credit Facility.

       On July 18, 1997 Humphrey-Key Largo Associates, L.P. (the "Affiliate"), a partnership substantially owned by Mr. Humphrey, executed a purchase agreement to purchase the Best Western Suites in Key Largo, Florida and subsequently assigned the agreement to Humphrey Hospitality Limited Partnership. Pursuant to the assignment of the purchase contract the Affiliate received as compensation 34,023 units of limited partnership interest in the Partnership, valued at $370,000 based on an average price of $10.875 per share of common stock for the ten trading days prior to September 2, 1997. The Company acquired the hotel through the Partnership, and paid $2.96 million for the site, $2.76 million of which came from borrowings on the Credit Facility. The acquisition of the hotel has been recorded by the Company at the affiliate's historical cost; which historical cost excludes the value of the units issued to the affiliate and is less than or equal to net realizable value. The acquisition of the hotel resulted in a reduction in paid-in capital and a corresponding increase in minority interest to reflect the issuance of the Units to the Affiliate. The hotel is leased by the Lessee pursuant to a Percentage Lease which provides for rent based, in part, on the room revenues from the hotels.

       The Company closed on the purchase of the 40-room Best Western Suites in Key Largo, Florida on September 3, 1997.

Basis of Presentation

       The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles or those made in the Company's Annual Report or Form 10-K filed with the Securities and Exchange Commission. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 1997, and the results of operations for the three and nine months ended September 30, 1997 and 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

                        Humphrey Hospitality Trust, Inc.

                               September 30, 1997


Note 2.  Distributions

       On January 31, 1997, the Company paid a $.19 per share distribution on each share of Common Stock outstanding (including the distribution to minority interest) to shareholders of record as of December 1, 1996. On March 10, 1997, the Company declared a $.19 per share distribution for each share of Common Stock outstanding on March 24, 1997. The distribution was paid on May 5, 1997. On June 20, 1997, the Company declared a $.19 per share distribution on each share of Common Stock outstanding on July 8, 1997. The distribution was paid on August 4, 1997. On September 10, 1997, the Company declared a $.19 per share distribution on each share of Common Stock outstanding on September 24, 1997. The distribution was paid on November 3, 1997.

       Effective October 1, 1997, the Company increased the dividend rate and changed its dividend payment schedule from a quarterly to a monthly schedule. The new dividend will be paid at the rate of $.0675 per share which represents an annualized rate of $.81 per share, an increase of approximately 6.5% from the previous annual dividend of $.76 per share.

Note 3.  Director's Fees

       The Board of Directors unanimously agreed on September 11, 1997 to utilize their directors fees to purchase Company Stock on the open market effective immediately. Presently, members of the Board of Directors own approximately 24% of the Company's outstanding shares of stock.

Note 4.  Commitments and Contingencies

       Pursuant to the Humphrey Hospitality Limited Partnership Agreement, the Limited Partners have certain redemption rights, (the "Redemption Rights"), that enable them to cause the Partnership to redeem their Units in exchange for shares of Common Stock or for cash at the election of the Company. The Redemption Rights may be exercised by the Limited Partners excluding Humphrey-Key Largo Associates, L.P. at any time, Humphrey-Key Largo Associates, L.P. may redeem their units any time after March 3, 1998. At September 30, 1997, the aggregate number of shares of Common Stock issuable to the Limited Partners upon exercise of the Redemption Rights is 657,373. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interests of the Limited Partners or the shareholders of the Company.

       The Company is the sole general partner in the Partnership, which is the sole general partner in the Subsidiary Partnership and as such, is liable for all recourse debt of the partnerships to the extent not paid by the partnerships. In the opinion of management, the Company does not anticipate any losses as a result of its general partner obligations.

       The Company has entered into percentage leases relating to nineteen of its twenty Hotels, and a fixed lease relating to the New Development, with Humphrey Hospitality Management, Inc. (the "Lessee"). Each such lease (the "Percentage Leases" and the "Fixed Lease") has a term of 10 years, with a five year renewal option at the option of the Lessee. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges and is entitled to all profits from the operations of the Hotels after the payment of certain specified operating expenses. Pursuant to the terms of the Fixed Lease, the Lessee is required to pay a fixed rent and certain other additional charges and is entitled to all profits from the operations of the Hotel after the payment of certain specified operating expenses. Also pursuant to the terms of the Percentage Lease and the Fixed Lease, the Company is required to make available to the Lessee an amount equal to 4% of room revenue on a quarterly, cumulative basis for capital improvements and refurbishments. The Company has future lease commitments from the Lessee through August, 2007. Minimum future rental income under these noncancelable operating leases at December 31, 1996 is as follows:

                        Humphrey Hospitality Trust, Inc.

                               September 30, 1997


                       Year
                       ----
                       1997                $ 4,081,933
                       1998                  4,081,933
                       1999                  4,081,933
                       2000                  4,081,933
                       2001                  4,081,933
                       Thereafter           23,130,952
                                           -----------

                                           $43,540,617
                                           ===========


       For the three and nine months ended September 30, 1997, the Company earned base rents of $981,396 and $2,281,604, and percentage rents of $1,354,853 and $2,795,382 respectively. As of September 30, 1997, $1,687,994 was due from the Lessee. The percentage rents are based on a percentage of gross room and other revenue.

       The hotel properties are operated under franchise agreements assumed by the Lessee that have a ten to twenty year life but may be terminated by the franchisor on certain anniversary dates specified in the agreements. The agreements require annual payments for franchise royalties, reservation, and advertising services which are based upon percentages of gross room revenue. These fees are paid by the Lessee.

Note 5.  Mortgages and Bonds Payable

       As of September 30, 1997 the Company increased its Credit Facility to $25.5 million. The term of the Credit Facility extends through April 1999, with two one year extensions at the option of the bank. The Credit Facility bears interest at the prime rate plus 25 basis points (8.75% at September 30, 1997.) The Credit Facility is secured by the Company's hotels located in Solomons, MD; Farmville, VA (2 hotels); Elizabethton, TN; Dahlgren, VA; Princeton, WV; Dover, DE; Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA; Gettysburg, PA (2 hotels); and Key Largo, FL.

Note 6.  Pro Forma Financial Information (Unaudited)

       The following pro forma information is presented for informational purposes as if the acquisition of the Hotels, described in Note 1, occurred on January 1, 1996. This unaudited pro forma condensed statement of operations is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor does it purport to represent the results of operations for future periods.

                        Humphrey Hospitality Trust, Inc.

                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                                   Nine Months Ended           Nine Months Ended
                                                                  September 30, 1997           September 30, 1996
                                                                  ------------------           ------------------
Revenue
     Percentage lease revenue                                       $  6,577,757                   $  6,271,050
     Other revenue                                                        94,009                         19,080
                                                                    ------------                   ------------

     Total revenue                                                     6,671,766                      6,290,130
                                                                    ------------                   ------------

Expenses
     Interest                                                          1,900,028                      2,060,798
     Real estate and personal property taxes
      and insurance                                                      395,649                        388,346
     General and administrative                                          363,687                        283,761
     Depreciation and amortization                                     1,496,396                      1,359,470
                                                                    ------------                   ------------

     Total expenses                                                    4,155,760                      4,092,375
                                                                    ------------                   ------------

Income before allocation to minority interest                          2,516,006                      2,197,755

Income allocated to minority interest                                    383,736                        335,197
                                                                    ------------                   ------------

Net income                                                          $  2,132,270                   $  1,862,558
                                                                    ============                   ============

Income per common share outstanding                                 $       0.61                   $       0.55

Weighted average shares outstanding (1)                                4,108,540                      4,108,540

--------------------------------

(1) Includes 657,373 units, 623,350 of which are currently redeemable, and 34,023 of which are redeemable after March 3, 1998 on a one-for-one basis for shares of common stock.

                     Humphrey Hospitality Management, Inc.

                                 BALANCE SHEETS

                    September 30, 1997 and December 31, 1996

                                                                               September 30,             December 31,
                                                                                   1997                      1996
                                                                                   ----                      ----
                                                                                (unaudited)
                                     ASSETS

CURRENT ASSETS

       Cash and cash equivalents                                             $ 3,229,313                $ 1,127,573
       Accounts receivable                                                       297,971                     89,060
       Prepaid expenses                                                          102,269                     36,282
       Other assets                                                               42,303                        818
       Accounts receivable - shareholder                                              --                     51,250
                                                                             -----------                -----------

           Total current assets                                              $ 3,671,856                $ 1,304,983
                                                                             ===========                ===========


                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES

       Accounts payable                                                      $   701,794                $   107,845
       Accrued expenses                                                          247,583                     67,328
       Advance deposit                                                            21,159                      1,730
       Prepaid slip rentals - Marina                                              57,236                     31,203
       Due to affiliates                                                       1,687,994                  1,066,996
                                                                             -----------                -----------

           Total current liabilities                                           2,715,766                  1,275,102
                                                                             -----------                -----------


COMMITMENTS                                                                           --                         --

SHAREHOLDER'S EQUITY
       Common stock, $.01 par value, 1,000 shares
         authorized, 100 shares issued and outstanding                                 1                          1
       Retained earnings                                                         956,089                     29,880
                                                                             -----------                -----------

           Total shareholder's equity                                            956,090                     29,881
                                                                             -----------                -----------

       Total liabilities and shareholder's equity                            $ 3,671,856                $ 1,304,983
                                                                             ===========                ===========

                       See notes to financial statements.

                     Humphrey Hospitality Management, Inc.

                      SUMMARY STATEMENTS OF OPERATIONS AND
                          CHANGES IN RETAINED EARNINGS
                                  (unaudited)

                                                        Three Months Ended                         Nine Months Ended
                                                           September 30,                             September 30,

                                                     1997               1996                   1997                1996
                                                     ----               ----                   ----                ----
         Revenue
              Room revenue                    $   5,625,011     $   2,390,268          $  11,425,301        $  6,157,769
              Telephone revenue                      93,367            45,550                201,415             135,374
              Slip revenue                           61,662            65,905                191,457             191,558
              Other revenue                          97,978            66,603                241,479             169,443
                                              -------------     -------------          -------------        ------------

                  Total revenue                   5,878,018         2,568,326             12,059,652           6,654,144
                                              -------------     -------------          -------------        ------------

         Expenses
              Salaries and wages                  1,200,428           561,436              2,608,727           1,573,438
              Room expense                          343,959           118,304                669,467             323,041
              Telephone                              68,521            45,981                172,646             124,491
              Marina expense                          9,637             8,505                 27,114              30,153
              General and administrative            203,072           109,102                507,960             318,334
              Marketing and promotion               211,207            75,820                425,624             186,927
              Utilities                             250,718           113,314                532,377             325,609
              Repairs and maintenance               111,828            56,320                249,080             178,099
              Taxes and insurance                    69,248            34,178                163,527             107,406
              Franchise fees                        314,211           124,989                594,935             313,799
              Lease payments                      2,336,249         1,068,894              5,076,986           2,941,743
                                              -------------     -------------          -------------        ------------

                  Total expenses                  5,119,078         2,316,843             11,028,443           6,423,040
                                              -------------     -------------          -------------        ------------

                  Net income                        758,940           251,483              1,031,209             231,104

              Retained earnings (deficit),
                beginning of period                 197,149           (56,583)                29,880              48,796
              Distributions paid                         --           (16,250)              (105,000)           (101,250)
                                              -------------     -------------          -------------        ------------
              Retained earnings,
                end of period                 $     956,089     $     178,650          $     956,089        $    178,650
                                              =============     =============          =============        ============

                       See notes to financial statements.

                     Humphrey Hospitality Management, Inc.

                            STATEMENT OF CASH FLOWS

                                  (unaudited)

                                                                                            For the Nine Months Ended
                                                                                                 September 30,
                                                                                      1997                       1996
                                                                                      ----                       ----
Cash flows from operating activities
     Net income                                                                   $ 1,031,209               $   231,104
     Adjustments to reconcile net income  to net cash
       used in operating activities
         Changes in assets and liabilities
              Increase in accounts receivable                                        (208,911)                  (67,114)
              Increase in prepaid expenses                                            (65,987)                  (39,221)
              Increase in other assets                                                (41,485)                       --
              Increase (decrease)  in accounts payable                                593,949                   (35,562)
              Increase in prepaid slip rentals                                         26,033                    19,398
              Increase (decrease)  in due to affiliates                               620,998                  (303,514)
              Increase in accrued expenses                                            180,255                        --
              Increase in advanced deposits                                            19,429                        --
                                                                                  -----------               -----------

                  Net cash provided by (used in)
                    operating activities                                            2,155,490                  (194,909)
                                                                                  -----------               -----------

Cash flows from financing activities
     Distributions paid                                                              (105,000)                 (101,250)
     Repayments of advance to shareholder                                              51,250(1)                     --
                                                                                  -----------               -----------

                  Net cash used in financing activities                               (53,750)                 (101,250)
                                                                                  -----------               -----------

                  Net increase (decrease) in cash and
                    cash equivalents                                                2,101,740                  (296,159)

Cash and cash equivalents, beginning of period                                      1,127,573                 1,253,229
                                                                                  -----------               -----------

Cash and cash equivalents, ending of period                                       $ 3,229,313               $   957,070
                                                                                  ===========               ===========

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

Basis of Presentation
---------------------

       The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessee's financial position as of September 30, 1997, and the results of operations for the three and nine months ended September 30, 1997 and 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s Form 10-K for the year ended December 31, 1996.

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

Note 3.  Commitments

       The Lessee has entered into percentage leases with the Partnership relating to nineteen of its Hotels (including ten hotels acquired in 1997) and a fixed lease relating to the New Development (collectively, the Acquired Hotels). Each such lease (the "Percentage Leases" and the "Fixed Lease") has a term of 10 years. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges. Pursuant to the terms of the Fixed Lease, the Lessee is required to pay a fixed rent and certain other additional charges. The Lessee has future lease commitments through August 2007. Minimum future lease payments due under these noncancellable operating leases are as follows:

                     Humphrey Hospitality Management, Inc.

                               September 30, 1997


                       Year
                       ----
                       1997                $ 4,081,933
                       1998                  4,081,933
                       1999                  4,081,933
                       2000                  4,081,933
                       2001                  4,081,933
                       Thereafter           23,130,952
                                           -----------

                                           $43,540,617
                                           ===========

       For the three and nine months ended September 30, 1997, the Lessee has incurred base rents of $981,396 and $2,281,604, and percentage rents of $1,354,853 and $2,795,382. As of September 30, 1997, the amount due the Partnership and Solomons Beacon Inn Limited Partnership for lease payments were $1,687,994 collectively, and is included in due to affiliates on the balance sheet.

Note 4.   Pro Forma Financial Information (Unaudited)

              The following pro forma information is presented for informational purposes as if the acquisition of the acquired hotels by the Partnership and the commencement of the percentage and fixed leases had occurred on January 1, 1996. This unaudited pro forma condensed statement of operations is not necessarily indicative of what actual results of operations of the Lessee would have been assuming such operations had commenced as of January 1, 1996, nor does it purport to represent the results of operations for future periods.

                     Humphrey Hospitality Management, Inc.

                  PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                  (unaudited)


                                            Nine months ended               Nine months ended
                                           September 30, 1997              September 30, 1996
                                           ------------------              ------------------
Revenue from hotel operations
     Room revenue                              $14,544,824                     $13,804,990
     Telephone revenue                             252,750                         251,409
     Slip revenue                                  191,457                         191,558
     Other revenue                                 315,880                         308,894
                                               -----------                     -----------

     Total revenue                              15,304,911                      14,556,851
                                               -----------                     -----------


Expenses
     Salaries and wages                          3,454,743                       3,229,711
     Room expense                                  881,768                         772,488
     Telephone                                     209,940                         211,134
     Marina expense                                 27,114                          30,153
     General and administrative                    674,007                         624,288
     Marketing and promotion                       577,693                         522,850
     Utilities                                     752,907                         740,690
     Repairs and maintenance                       362,229                         403,575
     Taxes and insurance                           211,323                         220,047
     Franchise fees                                763,422                         763,911
     Lease payments                              6,577,756                       6,271,050
                                               -----------                     -----------

     Total expenses                             14,492,902                      13,789,897
                                               -----------                     -----------

     NET INCOME                                $   812,009                     $   766,954
                                               ===========                     ===========

Item 2.
                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION


       This Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are identified by phrases such as the Company "expects" or "anticipates" and words of similar effect. The Company's actual results may differ materially from those projected. Factors that could cause such a difference include difficulties in integrating and operating acquired properties; termination of franchise agreements; default of the Lessee under operating leases; and general risks associated with investments in real estate, including the effect of changes in economic, competitive and other market conditions in the markets where the Company's properties are concentrated, inability to relet vacated space at adequate rates, the inability of properties to generate adequate cash flow to fund debt service and operating expenses, financing and refinancing risks related to the Company's floating rate debt and new debt necessary to support growth. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statement are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

       Humphrey Hospitality Trust, Inc. (the "Company"), is a Virginia corporation that operates as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). The Company is the sole general partner of Humphrey Hospitality Limited Partnership (the "Partnership") and owned a 84.12% interest in the Partnership at September 30, 1997. As of September 30, 1997, the Partnership owned directly or indirectly twenty hotel properties (the "Hotels"). Eight of the Hotels (the "Initial Hotels") were acquired by the Company in connection with its initial public stock offering in November 1994, one hotel was acquired in July 1995, one hotel was developed in 1996 and opened for business in January 1997 and ten hotels were acquired between February 1997 and September 1997.

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

Results of Operations

Three months ended September 30, 1997
-------------------------------------

         The Company's total revenues for the three month period ended September 30, 1997, substantially consisted of Percentage Lease revenue. The Company's revenue during the three month period ended September 30, 1997 was $2,342,330 an increase of $1,266,984, or 117.8%, as compared to Company revenue of $1,075,346 for the same period of 1996. Net income increased by $300,371 to $792,816, or 61% for the three months ended September 30, 1997 as compared to net income of $492,445 for the same period of 1996. The improvement in revenues and net income is attributed to the additional Lease revenue derived from the increase in the number of company owned hotels from nine in 1996 to twenty in 1997. Interest expense increased as a result of increased borrowings from the Company's Credit Facility. Funds from the Credit Facility were utilized to acquire a hotel in Key Largo, Florida (see "Liquidity and Capital Resources"). General and administrative expenses increased as the result of fees incurred from auditing the financial performance of the hotels acquired during the second and third quarter and from the payment of state franchise taxes that were paid for both 1996 and 1997.

       The Lessee's room revenues from the Hotels increased by $3,234,743, or 135.3%, to $5,625,011 for the three months ended September 30, 1997, as compared to $2,390,268 of room revenue for the same period of 1996. Occupancy (on a pro forma basis) for the Hotels decreased as the result of new competition built near the Company hotels located in Princeton, West Virginia and Wytheville, Virginia from 82.2% for the three month period ended September 30, 1996, to 80.1% for the same period in 1997. The pro forma average daily rate of the Hotels increased to $60.31 for the three months ended September 30, 1997, up 3.9% as compared to $58.02 for the same period of 1996. Pro forma revenue per

                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION


available room ("Revpar") was $48.31 for the three months ended September 30, 1997 as compared to $47.71 for the same period of 1996. Lessee operating expenses increased by $2,802,235, as the result of the opening of the hotel in Dover, Delaware and the acquisition of ten other hotels, to $5,119,078 for the three months ended September 30, 1997, as compared to $2,316,843 for the same period of 1996.


Nine months ended September 30, 1997
------------------------------------

       The Company's total revenues for the nine month period ended September 30, 1997, substantially consisted of Percentage Lease revenue. The Company's revenue was $5,170,995 an increase of $2,210,172, or 74.6%, during the nine month period ended September 30, 1997 as compared to Company revenue of $2,960,823 for the same period of 1996. Net income increased by $813,818 to $2,026,807, or 67.1% for the nine months ended September 30, 1997 as compared to net income of $1,212,989 for the same period of 1996. The improvement in revenues and net income is attributed to the additional Lease revenue derived from the increase in the number of company owned hotels from nine in 1996 to twenty in 1997. Interest expense increased as a result of increased borrowings from the Company's Credit Facility. Funds from the Credit Facility were utilized to acquire several hotels (see "Liquidity and Capital Resources").

       The Lessee's room revenues from the Hotels increased by $5,267,532, or 85.5%, to $11,425,301 for the nine months ended September 30, 1997, as compared to $6,157,769 of room revenue for the same period of 1996 as the result of the opening of the hotel in Dover, Delaware and the acquisition of ten other hotels. Occupancy (on a pro forma basis) for the Hotels decreased as the result of new competition built near the Company hotels located in Princeton, West Virginia and Wytheville, Virginia from 72.5% for the nine month period ended September 30, 1996, to 70.7% for the same period in 1997. The pro forma average daily rate of the Hotels increased to $57.74 for the nine months ended September 30, 1997, up 3.6% as compared to $55.73 for the same period of 1996. Pro forma revenue per available room ("Revpar") was $40.81 for the nine months ended September 30, 1997, up 1.0% as compared to $40.44 for the same period of 1996. Lessee operating expenses increased by $4,605,403, as the result of the opening of the hotel in Dover, Delaware and the acquisition of the ten other hotels, to $11,028,443 for the nine months ended September 30, 1997, as compared to $6,423,040 for the same period of 1996.


Liquidity and Capital Resources

       The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments under the Fixed and Percentage Leases. The Lessee's obligations under the Fixed and Percentage Leases are unsecured. The Lessee's ability to make rent payments, and the Company's liquidity, including its ability to make distributions to common shareholders, is dependent on the Lessee's ability to generate sufficient cash flow from the operation of the Hotels.

       The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters with the exception of the hotel that the Company acquired in Key Largo, Florida. The Key Largo hotel is busiest in the first and fourth quarters of the year. To the extent that cash flow from operating activities is insufficient to provide all of the estimated monthly distributions (particularly in the first quarter), the Company anticipates that it will be able to fund any such deficit from future working capital. As of September 30, 1997, the Company's cash and current accounts receivable balances exceed the current obligations by $1,032,646.

                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED


     The Company's Funds from Operations (net income plus minority interest and depreciation and amortization) ("FFO") was $1,448,208 in the three months ended September 30, 1997 which is an increase of $633,944, or 77.8% over the FFO in the comparable period in 1996, which was $814,264. For the nine months ended September 30, 1997 the Company's FFO was $3,481,983, which is an increase of $1,401,526, or 67.3% over the comparable period in 1996, which was $2,080,457. Most of the improvements in FFO can be attributed to the completion and opening of the Comfort Suites hotel in Dover, Delaware, and the acquisition of ten hotels between February 1997 and September 1997. Management considers FFO to be a market accepted measure of an equity REIT's cash flow which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performances. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), FFO represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets and after adjustments for unconsolidated partnerships. For the periods presented, depreciation and amortization and minority interest were the only non-cash adjustments. Therefore, FFO represents cash flow from operating activities. FFO should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or debt service with respect to the hotel properties. Because of recent changes in the definition of FFO adopted by NAREIT, FFO may not be comparable to similarly titled measure of operating performance disclosed by other REITs.


The computation of historical FFO is as follows:

                                                     Historical Three           Historical Three
                                                     Month Period Ended         Month Period Ended
                                                     September 30, 1997         September 30, 1996
                                                     ------------------         ------------------
         Net income applicable to
           common shares                              $    792,816               $    492,445

         Add:
           Minority interest                               143,787                    131,614
           Depreciation and amortization                   511,605                    190,205
                                                      ------------               ------------

         Total                                        $  1,448,208               $    814,264
                                                      ============               ============

                                                     Historical Nine            Historical Nine
                                                     Month Period Ended         Month Period Ended
                                                     September 30, 1997         September 30, 1996
                                                     ------------------         ------------------
         Net income applicable to
           common shares                              $  2,026,807               $ 1,212,989

         Add:
           Minority interest                               364,634                   324,191
           Depreciation and amortization                 1,090,542                   543,277
                                                      ------------               ------------

         Total                                        $  3,481,983               $ 2,080,457
                                                      ============               ===========

                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED


       In August 1997 the Company increased its Credit Facility from $23.0 million to $25.5 million. The term and rate remain unchanged. The Best Western Suites in Key Largo, FL will serve as additional collateral for the Credit Facility.

Long-term debt as of September 30, 1997, of approximately $31.8 million consisted of:

       Approximately $24.2 million, from the Credit Facility which is secured by and cross-collateralized and cross-defaulted on the Hotels located in Solomons, MD; Farmville, VA (2 hotels); Elizabethton, TN; Dahlgren, VA; Princeton, WV; Dover, DE; Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA , Gettysburg, PA (2 hotels) and Key Largo, FL. The interest rate on the Credit Facility is variable at 25 basis points above the prime rate, presently at a rate of 8.75% per annum.

       Approximately $4.0 million, secured by a first deed of trust on the Hotels located in Wytheville, Virginia, and Morgantown, West Virginia. Interest accrues at the rate necessary to remarket bonds at a price equal to 100% of the outstanding principal balance. The interest rate is approximately half of the prime rate, which is adjusted weekly and is not to exceed 15% and 11.3636% for Wytheville and Morgantown, respectively. At September 30, 1997, the interest rate was approximately 4.0% for both. In addition, letter of credit fees, trustee fees and financing fees increased the effective rate on the bonds.

       Approximately $1.2 million, secured by a first and second deed of trust on the Hotel located in Culpeper, Virginia. The first deed of trust bears a variable interest rate, currently 7.5%, with annual increases to a maximum interest rate of 8.125% at maturity in the year 2007. The interest rate on the second deed of trust is to be adjusted on November 1, 1997 to equal the then current yield on five year Treasury bonds plus 4%, rounded up to the nearest 1/8 of 1% with a minimum interest rate of 10% and a maximum interest rate of 14%. The current interest rate is 10%. The second deed of trust expires in the year 2002. The $1.2 million in long-term debt was paid off in full on November 1, 1997 with borrowings from the Credit Facility.

       Approximately $2.4 million, is secured by a first deed of trust on the Comfort Inn-Dublin, Virginia. The outstanding balance bears interest at a rate equal to 7.75% per annum with additional Underwriters' fees increasing the interest rate to 8%.

       In the second quarter of 1997, the Company acquired seven hotels for approximately $1.75 million in cash and approximately $19 million of proceeds from the Credit Facility. In the third quarter the Company acquired a hotel for approximately $2.96 million with borrowings from the Credit Facility, cash and the issuance of units. Presently the Company has approximately $31.8 million of outstanding indebtedness or 54.8% of the aggregate amount paid by the Company for the Hotels.

       Effective April 3, 1997, the Company's Board of Directors adopted a resolution increasing the Company's limit on consolidated indebtedness from 50% to 55% of the aggregate purchase prices of the hotels in which it has invested. The aggregate total purchase price paid by the Company for the Hotels as of September 30, 1997 is approximately $58 million. As of September 30, 1997, the Company's total outstanding indebtedness represents approximately 54.8% of the aggregate amount paid by the Company for the Hotels.

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

       Pursuant to the Leases, the Partnership is required to make available to the Lessee 4% of room revenue per quarter, on a cumulative basis, for capital improvements and periodic replacement or refurbishment of furniture, fixtures and equipment at each of the Hotels. The Company believes that a 4% set-aside represents a prudent estimate of future expenditure requirements for such items. The Company intends to cause the Partnership to spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. The Partnership is obligated to fund the cost of certain capital improvements to the operations and any furniture, fixture and equipment requirements in excess of the above.

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

Seasonality of Hotel Business and the Hotels

       The hotel industry is seasonal in nature. Generally, hotel revenues for hotels operating in the geographic areas in which the Hotels operate are greater in the second and third quarters than in the first and fourth quarters with the exception

                        Humphrey Hospitality Trust, Inc.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED

of the hotel that the Company acquired in Key Largo, Florida. The Key Largo hotel is busiest in the first and fourth quarters of the year. The Hotel's operations historically reflect this trend. Although the hotel business is seasonal in nature, the Company believes that it generally will be able to make its expected distributions by using undistributed cash flow from the second and third quarters to fund any shortfall in the cash flow from operating activities from the Hotels in the first and fourth quarters.


Other Information

       The Company has not adopted the provisions of Financial Accounting Standard Board Statement No. 128 "Earnings Per Share" on the financial statements for this quarter. The Company intends to adopt this standard on December 15, 1997.


Item 6.    Exhibits and Reports on Form 8-K

       Exhibits  -  None


       Reports


(a) On July 28, 1997, the Company filed a Report on Form 8-K reporting the audited financial information for the Comfort Inn hotel in Gettysburg, PA, the Comfort Inn hotel in Chambersburg, PA, the Holiday Inn Express in Gettysburg, PA and the Holiday Inn Express in Allentown, PA.

PART II

OTHER INFORMATION.

Item 2.    Changes in Securities and Use of Proceeds

       On September 2, 1997, the Partnership issued 34,023 units of limited partnership interest valued at $370,000, in exchange for the assignment of the purchase agreement to purchase the Best Western Suites in Key Largo, Florida. The value assigned of $370,000 was based on an average price of $10.875 per share of common stock for the ten trading days prior to September 2, 1997.

       The offering and sale of the units did not involve a public offering and were therefore exempt from registration under Section 4(2) of the Securities Act of 1933. The units were issued to Humphrey Key Largo Associates, L.P. (the "Affiliate") a partnership substantially owned by Mr. Humphrey. The units are redeemable on a one-for-one basis for shares of common stock or, at the Company's option, cash at any time after March 3, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     HUMPHREY HOSPITALITY TRUST, INC.



                                     By:
                                           _____________________________________
                                           James I. Humphrey, Jr.
                                           President and Secretary

                                     Date:
                                           _____________________________________