Form 10-Q/A
period 1997-06-30
HUMPHREY HOSPITALITY TRUST INC
filed 1998-03-25
CIK 929545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549








                                  FORM 10-Q A



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

                        HUMPHREY HOSPITALITY TRUST, INC.

                   AMENDMENT TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997



Humphrey Hospitality Trust, Inc.is restating its Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. The Company is restating its net income for the three and six month period ended June 30, 1997. Interest expense was underaccrued for both periods by $132,601. Net income, as previously reported, was overstated by this amount or $ .03 per share for both periods.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                     INDEX

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------
PART I.           FINANCIAL INFORMATION
Item 1.           HUMPHREY HOSPITALITY TRUST, INC.

                  Consolidated Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996                   4

                  Consolidated Statements of Income and Changes in Retained Earnings (Deficit) for the three
                     and six months ended June 30, 1997 and 1996 (unaudited)                                          5

                  Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and
                     1996 (unaudited)                                                                                 6

                  Notes to Consolidated Financial Statements                                                          7

                  HUMPHREY HOSPITALITY MANAGEMENT, INC.

                  Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996                               12

                  Summary Statements of Operations and Changes in Retained
                     Earnings (Deficit) for the three and six months ended June
                     30, 1997 and 1996 (unaudited)                                                                   13

                  Statement of Cash Flows for the six months ended June 30, 1997 and 1996 (unaudited)                14

                  Notes to Financial Statements                                                                      15

Item 2.           Management's Discussion and Analysis of Financial Condition                                        18


PART II. OTHER INFORMATION                                                                                           22

                  None.

SIGNATURES                                                                                                           23

                                      -3-

PART I.  FINANCIAL INFORMATION

                        HUMPHREY HOSPITALITY TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                                   June                    December
                                                                                 30, 1997                  31, 1996
                                                                                ---------                  --------
                                                                                (unaudited)
                           ASSETS

Investment in hotel properties, net of accumulated depreciation               $48,286,768                $21,405,005
Cash and cash equivalents                                                         258,027                  7,100,692
Accounts receivable from Lessee                                                 1,527,551                  1,066,995
Deferred expenses, net of accumulated amortization                                760,580                    373,466
Replacement reserve                                                                45,315                     68,466
Other assets                                                                      181,812                    206,021
                                                                              -----------                -----------

         Total assets                                                         $51,060,053                $30,220,645
                                                                               ==========                 ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Mortgage notes and bond payable                                               $28,845,383               $  8,150,609
Obligations under capital leases                                                   36,275                     33,946
Accounts payable and accrued expenses                                             252,804                     83,936
Distributions payable                                                             779,959                    561,459
                                                                             ------------               ------------

                                                                               29,914,421                  8,829,950
                                                                             ------------               ------------

Minority interest                                                               3,210,950                  3,247,108
                                                                             ------------               ------------

COMMITMENTS AND CONTINGENCIES                                                          --                         --

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                         --                         --
Common stock. $.01 par value, 25,000,000 shares
  authorized, 3,481,700 shares issued and outstanding                              34,817                     34,817
Additional paid-in capital                                                     18,193,185                 18,200,563
Retained earnings (deficit)                                                     (293,320)                   (91,793)
                                                                             ------------               ------------

                                                                               17,934,682                 18,143,587
                                                                             ------------               ------------

         Total liabilities and shareholders' equity                          $ 51,060,053               $ 30,220,645
                                                                              ===========                ===========



                See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                      CONSOLIDATED STATEMENT OF INCOME AND
                     CHANGES IN RETAINED EARNINGS (DEFICIT)

                                  (UNAUDITED)


                                                               Three Months ended                    Six Months ended
                                                                    June 30,                             June 30,

                                                              1997            1996               1997             1996
                                                              ----            ----               ----             ----
Revenue
     Percentage lease revenue                               $1,777,161      $1,039,098        $2,740,737      $1,872,849
     Other revenue                                              14,205           5,082            87,928          12,628
                                                            ----------    ------------      ------------     -----------

Total revenue                                                1,791,366       1,044,180         2,828,665       1,885,477
                                                            ----------    ------------      ------------     -----------

Expenses
     Interest                                                  398,157         154,394           554,217         306,710
     Real estate and personal property taxes and insurance      98,949          51,102           154,171         102,403
     General and administrative                                177,253         137,991           219,106         210,170
     Depreciation and amortization                             373,530         186,691           578,937         353,072
                                                            ----------    ------------      ------------     -----------

Total expenses                                               1,047,889         530,178         1,506,431         972,355
                                                            ----------    ------------      ------------     -----------

Income before allocation to minority interest                  743,477         514,002         1,322,234         913,122

Income allocated to minority interest                          112,860         108,403           200,715         192,578
                                                            ----------    ------------      ------------     -----------

Net income                                                     630,617         405,599         1,121,519         720,544

Retained earnings (deficit) beginning of period              (262,414)       (125,677)          (91,793)           2,401

Distributions declared                                       (661,523)       (443,023)       (1,323,046)       (886,046)
                                                            ----------    ------------      ------------     -----------

Accumulated deficit end of period                           $(293,320)      $(163,101)        $(293,320)      $(163,101)
                                                            ==========      ==========         =========       =========

Income per common share outstanding                         $     0.18      $    0.17         $    0.32       $     0.31

Weighted average shares outstanding                          4,105,050(1)    2,955,050(1)      4,105,050(1)    2,955,050(1)


---------------------

(1) Includes 623,350 units which are redeemable on a one-for-one basis for shares of common stock at any time.



                See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                                  For the six months ended June 30,
                                                                                      1997                  1996
                                                                                      ----                  ----
Cash flows from operating activities
     Net income                                                                  $ 1,121,519           $    720,544
     Adjustments to reconcile net income to net
       cash provided by operating activities
         Depreciation and amortization                                               578,937                353,072
         Income allocated to minority interest                                       200,715                192,578
         Changes in assets and liabilities
              (Increase) decrease in accounts receivable                           (460,556)                 70,335
              (Increase) decrease in other assets                                     24,209               (38,726)
              Franchise costs paid                                                 (301,746)                     --
              Increase in accounts payable
                and accrued expenses                                                 168,868                110,559
                                                                                ------------           ------------

                  Net cash provided by operating activities                        1,331,946              1,408,362
                                                                                ------------           ------------

Cash flows from investing activities
     Investment in hotel properties                                             (27,460,700)            (1,002,003)
Deposit to replacement reserve                                                     (261,673)              (221,159)
     Interest earned on replacement reserve                                            (919)                (2,485)
     Withdrawals from replacement reserve                                            285,743                466,903
                                                                                ------------           ------------

                  Net cash used in investing activities                         (27,437,549)              (758,744)
                                                                                ------------           ------------

Cash flows from financing activities
     Proceeds from Credit Facility                                                19,519,773                506,478
     Cost from sale of stock                                                         (7,378)                     --
     Financing costs paid                                                           (85,368)                     --
     Distributions paid                                                          (1,341,418)            (1,122,920)
     Proceeds from mortgage payable                                                1,220,000                     --
     Principal payments on long-term debt                                           (45,000)               (56,391)
     Increase in capital lease obligations                                            16,147                     --
     Principal payments on capital leases                                           (13,818)               (11,315)
                                                                                ------------           ------------

                  Net cash provided by (used in) financing activities             19,262,938              (684,148)
                                                                                ------------           ------------

              Net decrease in cash and cash equivalents                          (6,842,665)               (34,530)

Cash and cash equivalents, beginning of period                                     7,100,692                168,636
                                                                                ------------           ------------

Cash and cash equivalents, ending of period                                    $     258,027          $     134,106
                                                                                ============           ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                  $     421,616          $     306,710
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

Basis of Presentation

       The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles or those made in the Company's Annual Report or Form 10-K filed with the Securities and Exchange Commission. The financial information has been prepared in accordance with the Company's customary accounting practices. The financial statements for the three and six months ended June 30, 1997 have been restated to reflect the previously underaccrued interest expense in the amount of $132,601. In the opinion of management, the information presented, as adjusted, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 1997, and the results of operations for the

                        HUMPHREY HOSPITALITY TRUST, INC.

                                 JUNE 30, 1997

three and six months ended June 30, 1997 and 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

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

                        Humphrey Hospitality Trust, Inc.

                  PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                  (unaudited)



                                                                    Six months ended               Six months ended
                                                                     June 30, 1997                   June 30, 1996
                                                                     -------------                   -------------
Revenue
     Percentage lease revenue                                         $3,873,920                     $3,694,166
     Other revenue                                                        87,928                         12,628
                                                                      ----------                     ----------

     Total revenue                                                     3,961,848                      3,706,794

Expenses
     Interest                                                          1,214,282                      1,231,070
     Real estate and personal property taxes
      and insurance                                                      223,283                        218,766
     General and administrative                                          256,131                        252,671
     Depreciation and amortization                                       892,861                        828,723
                                                                      ----------                     ----------

     Total expenses                                                    2,586,557                      2,531,230
                                                                      ----------                     ----------

Income before allocation to minority interest                          1,375,291                      1,175,564

Income allocated to minority interest                                    208,769                        178,451
                                                                      ----------                     ----------

Net income                                                            $1,166,522                     $  997,113
                                                                      ==========                     ==========

Income per common share outstanding                                   $     0.34                     $     0.29

Weighted average shares outstanding (1)                                4,105,050                      4,105,050


--------------------------------

(1) Includes 623,350 units which are currently redeemable on a one-for-one basis for shares of common stock.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                                 BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996


                                                                               June 30,                December 31,
                                                                                1997                      1996
                                                                                -----                     ----
                                                                             (unaudited)
                                                         ASSETS
CURRENT ASSETS

       Cash and cash equivalents                                             $ 2,358,398                $ 1,127,573
       Accounts receivable                                                       247,003                     89,060
       Prepaid expenses                                                           37,770                     36,282
       Other assets                                                               19,033                        818
       Accounts receivable - shareholder                                              --                     51,250
                                                                              ----------                -----------

           Total current assets                                              $ 2,662,204                $ 1,304,983
                                                                              ==========                ===========


                                          LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES

       Accounts payable                                                      $   537,261               $    107,845
       Accrued expenses                                                          307,595                     67,328
       Advance deposit                                                            22,550                      1,730
       Prepaid slip rentals - Marina                                              69,652                     31,203
       Prepaid restaurant rental                                                     445                         --
       Due to affiliates                                                       1,527,551                  1,066,996
                                                                             -----------               ------------

           Total current liabilities                                           2,465,054                  1,275,102
                                                                             -----------               ------------


COMMITMENTS                                                                           --                         --

SHAREHOLDER'S EQUITY
       Common stock, $.01 par value, 1,000 shares
         authorized, 100 shares issued and outstanding                                 1                           1
       Retained earnings                                                         197,149                      29,880
                                                                             -----------                ------------

           Total shareholder's equity                                            197,150                      29,881
                                                                             -----------                ------------

       Total liabilities and shareholder's equity                           $  2,662,204                 $ 1,304,983
                                                                            ============                 ===========


                       See notes to financial statements.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                      SUMMARY STATEMENTS OF OPERATIONS AND
                     CHANGES IN RETAINED EARNINGS (DEFICIT)
                                  (UNAUDITED)


                                                        Three Months ended                        Six Months ended
                                                             June 30,                                 June 30,

                                                     1997               1996                   1997                1996
                                                     ----               ----                   ----                ----
         Revenue
              Room revenue                       $4,080,057        $2,255,136             $5,800,291          $3,767,501
              Telephone revenue                      69,426            46,755                108,048              89,824
              Slip revenue                           73,381            72,887                129,795             125,653
              Other revenue                         104,766            58,699                143,504             102,840
                                                  ---------         ---------              ---------           ---------

                  Total revenue                   4,327,630         2,433,477              6,181,638           4,085,818
                                                  ---------         ---------              ---------           ---------

         Expenses
              Salaries and wages                    869,649           550,956              1,407,847           1,012,002
              Room expense                          215,494           112,915                325,508             204,737
              Telephone                              63,867            40,740                104,125              78,510
              Marina expense                          8,648             8,899                 17,477              21,648
              General and administrative            197,443           116,984                304,889             209,232
              Marketing and promotion               141,812            61,847                214,417             111,107
              Utilities                             163,988           100,195                281,659             212,295
              Repairs and maintenance               101,599            83,641                137,254             121,779
              Taxes and insurance                    44,525            35,694                 94,733              73,228
              Franchise fees                        187,328           108,695                280,723             188,810
              Lease payments                      1,777,161         1,039,098              2,740,737           1,872,849
                                                  ---------         ---------              ---------           ---------

                  Total expenses                  3,771,514         2,259,664              5,909,369           4,106,197
                                                  ---------         ---------              ---------           ---------

                  Net income (loss)              $  556,116        $  173,813             $  272,269          $  (20,379)
                                                  ---------         ---------              ---------           ---------

              Retained earnings (deficit),
                beginning of period               (253,967)         (145,396)                 29,880              48,796
              Distributions paid                  (105,000)          (85,000)              (105,000)            (85,000)
                                                  ---------         ---------              ---------           ---------
              Retained earnings (deficit),
                end of period                    $  197,149        $ (56,583)             $  197,149          $  (56,583)
                                                 ==========        =========              ==========          ==========

                       See notes to financial statements.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)



                                                                                          For the Six Months ended
                                                                                                  June 30,
                                                                                      1997                       1996
                                                                                      ----                       ----
Cash flows from operating activities
     Net income (loss)                                                             $  272,269               $  (20,379)
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities
         Changes in assets and liabilities
              Increase in accounts receivable                                       (157,943)                  (93,130)
              (Increase) decrease in prepaid expenses                                 (1,488)                     7,500
              Increase in other assets                                               (18,215)                        --
              Increase in accounts payable                                            429,416                   145,202
              Increase in prepaid slip rentals                                         38,449                    45,342
              Increase in prepaid restaurant rentals                                      445                        --
              Increase (decrease)  in due to affiliates                               460,555                 (130,531)
              Increase in accrued expenses                                            240,267                        --
              Increase in advanced deposits                                            20,820                        --
                                                                                   ----------                ----------

                  Net cash provided by (used in)
                    operating activities                                            1,284,575                  (45,996)
                                                                                   ----------                ----------

Cash flows from financing activities
     Distributions paid                                                             (105,000)                  (85,000)
     Repayments of advance to shareholder                                              51,250(1)                     --
                                                                                   ----------                ----------

                  Net cash used in financing activities                              (53,750)                  (85,000)
                                                                                   ----------                ----------

                  Net increase (decrease) in cash and
                    cash equivalents                                                1,230,825                 (130,996)

Cash and cash equivalents, beginning of period                                      1,127,573                 1,253,229
                                                                                   ----------                ----------

Cash and cash equivalents, ending of period                                        $2,358,398              $  1,122,233
                                                                                   ==========              ============

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

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                                 JUNE 30, 1997
Year

                  1997                            $ 3,859,683
                  1998                              3,859,683
                  1999                              3,859,683
                  2000                              3,859,683
                  2001                              3,859,683
                  Thereafter                       21,228,256
                                                  -----------

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


                     Humphrey Hospitality Management, Inc.

                  PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                   Six months ended           Six months ended
                                                                    June 30, 1997              June 30, 1996
                                                                   ----------------           ----------------
Revenue from hotel operations
     Room revenue                                                     $8,032,105                 $7,662,946
     Telephone revenue                                                   150,762                    160,087
     Slip revenue                                                        129,794                    125,653
     Other revenue                                                       185,760                    174,842
                                                                      ----------                 ----------

     Total revenue                                                     8,498,421                  8,123,528

Expenses
     Salaries and wages                                                2,022,149                  1,942,814
     Room expense                                                        478,138                    460,189
     Telephone                                                           130,302                    128,042
     Marina expense                                                       17,478                     21,648
     General and administrative                                          382,206                    347,509
     Marketing and promotion                                             336,108                    312,565
     Utilities                                                           421,377                    429,186
     Repairs and maintenance                                             221,581                    250,759
     Taxes and insurance                                                 136,018                    145,322
     Franchise fees                                                      433,987                    477,614
     Lease payments                                                    3,873,920                  3,694,166
                                                                      ----------                 ----------

     Total expenses                                                    8,453,264                  8,209,814
                                                                      ----------                 ----------

     NET INCOME (LOSS)                                                $   45,157                 $ (86,286)
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

       Humphrey Hospitality Trust, Inc. (the "Company"), is a Virginia corporation that operates as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). The Company is the sole general partner of Humphrey Hospitality Limited Partnership (the "Partnership") and owned a 84.12% interest in the Partnership at June 30, 1997. As of June 30, 1997, the Partnership owned directly or indirectly nineteen hotel properties (the "Hotels"). Eight of the Hotels (the "Initial Hotels") were acquired by the Company in connection with its initial public stock offering in November 1994, one hotel was acquired in July 1995, one hotel was developed in 1996 and opened for business in January 1997 and nine hotels were acquired between February 1997 and June 1997.

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

RESULTS OF OPERATIONS

Three months ended June 30, 1997

         The Company's total revenues for the three month period ended June 30, 1997, substantially consisted of Percentage Lease revenue. The Company's revenue during the three month period ended June 30, 1997 was $1,791,366 an increase of $747,186, or 71.6%, as compared to Company revenue of $1,044,180 for the same period of 1996. Net income increased by $225,018 to $630,617, or 55.5% for the three months ended June 30, 1997 as compared to net income of $405,599 for the same period of 1996. The improvement in revenues and net income is attributed to the additional Lease revenue derived from the increase in the number of company owned hotels from nine in 1996 to nineteen in 1997. Interest expense increased as a result of increased borrowings from the Company's Line of Credit. Funds from the Line of Credit were utilized to acquire several hotels (see "Liquidity and Capital Resources"). General and administrative expenses increased as the result of fees incurred from auditing the financial performance of the hotels acquired during the second quarter.

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

Six months ended June 30, 1997

       The Company's total revenues for the six month period ended June 30, 1997, substantially consisted of Percentage Lease revenue. The Company's revenue was $2,828,665 an increase of $943,188, or 50.0%, during the six month period ended June 30, 1997 as compared to Company revenue of $1,885,477 for the same period of 1996. Net income increased by $400,975 to $1,121,519, or 55.7% for the six months ended June 30, 1997 as compared to net income of $720,544 for the same period of 1996. The improvement in revenues and net income is attributed to the additional Lease revenue derived from the increase in the number of company owned hotels from nine in 1996 to nineteen in 1997. Interest expense increased as a result of increased borrowings from the Company's Line of Credit. Funds from the Line of Credit were utilized to acquire several hotels (see "Liquidity and Capital Resources").

       The Lessee's room revenues from the Hotels increased by $2,032,790, or 53.9%, to $5,800,291 for the six months ended June 30, 1997, as compared to $3,767,501 of room revenue for the same period of 1996. Occupancy (on a pro forma basis) for the Hotels decreased from 67.0% for the six month period ended June 30, 1996, to 65.3% for the same period in 1997. The pro forma average daily rate of the Hotels increased to $53.90 for the six months ended June 30, 1997, up 3.4% as compared to $52.11 for the same period of 1996. Pro forma revenue per available room ("Revpar") was $35.19 for the six months ended June 30, 1997, up 1.0% as compared to $34.91 for the same period of 1996. Lessee operating expenses increased by $1,803,172, as the result of the opening of the hotel in Dover, Delaware and the acquisition of the nine other hotels, to $5,909,369 for the six months ended June 30, 1997, as compared to $4,106,197 for the same period of 1996.

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

     The Company's Funds from Operations (net income plus minority interest and depreciation and amortization) ("FFO") was $1,117,007 in the three months ended June 30, 1997 which is an increase of $416,314, or 59.4% over the FFO in the comparable period in 1996, which was $700,693. For the six months ended June 30, 1997 the Company's FFO was $1,901,171, which is an increase of $634,977, or 50.2% over the comparable period in 1996, which was $1,266,194. Most of the improvements in FFO can be attributed to the completion and opening of the Comfort Suites hotel in Dover, Delaware, and the acquisition of nine hotels between February 1997 and June 1997. Management considers FFO to be a market accepted measure of an equity REIT's cash flow which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performances. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment

                        HUMPHREY HOSPITALITY TRUST, INC.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED


Trusts, Inc. ("NAREIT"), FFO represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets and after adjustments for unconsolidated partnerships. For the periods presented, depreciation and amortization and minority interest were the only non-cash adjustments. Therefore, FFO represents cash flow from operating activities. FFO should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or debt service with respect to the hotel properties.

The computation of historical FFO is as follows:

                                                   Historical Three              Historical Three
                                                  Month Period Ended            Month Period Ended
                                                    June 30, 1997                 June 30, 1996
                                                  ------------------            ------------------
       Net income applicable to
         common shares                                $  630,617                       $405,599

       Add:
         Minority interest                               112,860                        108,403
         Depreciation and amortization                    373530                        186,691
                                                      ----------                       --------

       Total                                          $1,117,007                       $700,693
                                                      ==========                       ========

                                                    Historical Six                Historical Six
                                                  Month Period Ended            Month Period Ended
                                                    June 30, 1997                 June 30, 1996
                                                  ------------------            ------------------
       Net income applicable to
         common shares                                $1,121,519                     $  720,544

       Add:
         Minority interest                               200,715                        192,578
         Depreciation and amortization                   578,937                        353,072
                                                      ----------                     ----------

       Total                                          $1,901,171                     $1,266,194
                                                      ==========                     ==========

       In May 1997 the Company increased its Credit Facility from $12.0 million to $23.0 million. The term and rate remain unchanged. The Comfort Inn in Chambersburg, PA, the Holiday Inn Express in Allentown, PA, the Comfort Inn in Gettysburg, PA, Holiday Inn Express in Gettysburg, PA and the Best Western in Key Largo, FL serve as additional collateral for the Credit Facility.

Long-term debt as of June 30, 1997, of approximately $31.8 million consisted of:

       Approximately $24.1 million, from the Credit Facility which is secured by and cross-collateralized and cross-defaulted on the Hotels located in Solomons, MD; Farmville, VA (2 hotels); Elizabethton, TN; Dahlgren, VA; Princeton, WV; Dover, DE; Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA, Gettysburg, PA (2 hotels) and Key Largo, FL. The interest rate on the Credit Facility is variable at 25 basis points above the prime rate, presently at a rate of 8.75% per annum.

                        HUMPHREY HOSPITALITY TRUST, INC.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED


       Approximately $4.0 million, secured by a first deed of trust on the Hotels located in Wytheville, Virginia, and Morgantown, West Virginia. Interest accrues at the rate necessary to remarket bonds at a price equal to 100% of the outstanding principal balance. The interest rate is approximately half of the prime rate, which is adjusted weekly and is not to exceed 15% and 11.3636% for Wytheville and Morgantown, respectively. At June 30, 1997, the interest rate was approximately 4.0% for both. In addition, letter of credit fees, trustee fees and financing fees increased the effective rate on the bonds.

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


                                            HUMPHREY HOSPITALITY TRUST, INC.



                                            By:   /s/ James I Humphrey, Jr
                                                  ______________________________

                                                  James I. Humphrey, Jr.
                                                  President and Secretary

                                            Date: 03/24/98
                                                  ______________________________