Form 10-Q/A
period 1997-09-30
HUMPHREY HOSPITALITY TRUST INC
filed 1998-03-25
CIK 929545

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

                             YES   X     NO
                                 ------     ------

The number of shares of Common Stock, $.01 par value, outstanding on November 12, 1997 was 3,481,700.

                        HUMPHREY HOSPITALITY TRUST, INC.

                   AMENDMENT TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

Humphrey Hospitality Trust Inc. is restating its Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. The Company is restating its net income for the three and nine months ended September 30, 1997. Interest expense was underaccrued for both periods by $15,792 and $148,393, respectively. Net income, as previously reported, was overstated by this amount or $ .03 per share for both periods.

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

PART I.  FINANCIAL INFORMATION

                        HUMPHREY HOSPITALITY TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                                 September                 December
                                                                                 30, 1997                  31, 1996
                                                                                -----------                --------
                                                                                (unaudited)
                          ASSETS
Investment in hotel properties, net of accumulated depreciation              $ 50,787,829               $ 21,405,005
Cash and cash equivalents                                                         236,075                  7,100,692
Accounts receivable from Lessee                                                 1,687,994                  1,066,995
Deferred expenses, net of accumulated amortization                                947,796                    373,466
Replacement reserve                                                               109,784                     68,466
Other assets                                                                      350,107                    206,021
                                                                             ------------               ------------

         Total assets                                                        $ 54,119,585               $ 30,220,645
                                                                             ============               ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes and bond payable                                              $ 31,766,000               $  8,150,609
Obligations under capital leases                                                   33,750                     33,946
Accounts payable and accrued expenses                                             253,392                     83,936
Distributions payable                                                             786,424                    561,459
                                                                             ------------               ------------

                                                                               32,839,566                  8,829,950
                                                                             ------------               ------------

Minority interest                                                               3,378,563                  3,247,108
                                                                             ------------               ------------

COMMITMENTS AND CONTINGENCIES                                                          --                         --

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                         --                         --
Common stock. $.01 par value, 25,000,000 shares
  authorized, 3,481,700 shares issued and outstanding                              34,817                     34,817
Additional paid-in capital                                                     18,040,450                 18,200,563
Accumulated Deficit                                                             (173,811)                   (91,793)
                                                                             ------------               ------------

                                                                               17,901,456                 18,143,587
                                                                             ------------               ------------

         Total liabilities and shareholders' equity                          $ 54,119,585               $ 30,220,645
                                                                             ============               ============

                See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF INCOME AND
                         CHANGES IN ACCUMULATED DEFICIT

                                  (UNAUDITED)

                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30,                         September 30,

                                                              1997            1996               1997             1996
                                                              ----            ----               ----             ----
Revenue
     Percentage lease revenue                              $ 2,336,249    $  1,068,894      $  5,076,986    $  2,941,743
     Other revenue                                               6,081           6,452            94,009          19,080
                                                           -----------    ------------      ------------    ------------

Total revenue                                                2,342,330       1,075,346         5,170,995       2,960,823
                                                             ---------       ---------         ---------      ----------
Expenses
     Interest                                                  649,723         155,381         1,203,942         462,091
     Real estate and personal property taxes and insurance     125,522          59,057           279,693         161,460
     General and administrative                                134,669          46,644           353,770         256,815
     Depreciation and amortization                             511,605         190,205         1,090,542         543,277
                                                               -------         -------         ---------       ---------

Total expenses                                               1,421,519         451,287         2,927,947       1,423,643
                                                             ---------         -------         ---------     -----------

Income before allocation to minority interest                  920,811         624,059         2,243,048       1,537,180

Income allocated to minority interest                          139,779         131,614           340,497         324,191
                                                               -------         -------           -------      ----------

Net income                                                     781,032         492,445         1,902,551       1,212,989

Accumulated (deficit) earnings, beginning of period           (293,320)       (163,101)          (91,793)          2,401

Distributions declared                                        (661,523)       (443,023)       (1,984,569)     (1,329,069)
                                                              ---------        --------       -----------     -----------

Accumulated deficit end of period                          $  (173,811)   $   (113,679)     $   (173,811)   $   (113,679)
                                                           ============   =============     =============   =============

Income per common share outstanding                        $      0.22    $       0.21      $       0.55    $       0.52

Weighted average shares outstanding                        4,115,060(2)    2,955,050(1)      4,108,540(2)    2,955,050(1)

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

                        HUMPHREY HOSPITALITY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                     1997                     1996
                                                                                     ----                     ----
Cash flows from operating activities
     Net income                                                              $   1,902,551            $   1,212,989
     Adjustments to reconcile net income to net
       cash provided by operating activities
         Depreciation and amortization                                           1,090,542                  543,277
         Income allocated to minority interest                                     340,497                  324,191
         Changes in assets and liabilities
              (Increase) decrease in accounts receivable                          (620,999)                 243,678
              Increase in other assets                                            (144,089)                 (79,723)
              Franchise costs paid                                                (369,000)                      --
              Increase in accounts payable
                and accrued expenses                                               169,456                   60,583
                                                                             -------------            -------------

                  Net cash provided by operating activities                      2,368,958                2,304,995
                                                                                ----------            -------------
Cash flows from investing activities
     Investment in hotel properties                                            (29,268,796)              (1,231,737)
     Deposit to replacement reserve                                               (617,912)                (387,228)
     Interest earned on replacement reserve                                           (919)                  (3,039)
     Withdrawals from replacement reserve                                          577,513                  626,937
                                                                             -------------                  -------

                  Net cash used in investing activities                        (29,310,114)                (995,067)
                                                                             ---------------               ---------

Cash flows from financing activities
     Proceeds from Credit Facility                                              22,440,391                  660,213
     Stock issuance costs                                                           (7,378)                      --
     Financing costs paid                                                         (189,900)                      --
     Distributions paid                                                         (2,121,377)              (1,684,377)
     Principal payments on long-term debt                                          (45,000)                 (56,391)
     Increase in capital lease obligations                                          22,178                       --
     Principal payments on capital leases                                          (22,375)                 (16,881)
                                                                             ---------------          --------------

                  Net cash provided by (used in) financing activities           20,076,539               (1,097,436)
                                                                             -------------            --------------

              Net (decrease) increase in cash and cash equivalents              (6,864,617)                 212,492

Cash and cash equivalents, beginning of period                                   7,100,692                  168,636
                                                                             -------------            -------------

Cash and cash equivalents, ending of period                                  $     236,075            $     381,128
                                                                             =============            =============

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                $   1,055,549            $     462,091
                                                                             =============            =============

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

       The Company closed on the purchase of the 40-room Best Western Suites in Key Largo, Florida on September 3, 1997.

Basis of Presentation

       The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the disclosures normally required by generally accepted accounting principles or those made in the Company's Annual Report or Form 10-K filed with the Securities and Exchange Commission. The financial information has been prepared in accordance with the Company's customary accounting practices. The financial statements for the three and nine months ended September 30, 1997 have been restated to reflect previously underaccrued interest expense in the amounts of $15,792 and $148,393, respectively. In the opinion of management, the adjusted information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 1997, and the results of operations for the three and nine months ended September 30, 1997 and 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

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

                        Humphrey Hospitality Trust, Inc.

                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                 Nine Months Ended            Nine Months Ended
                                                                 September 30, 1997           September 30, 1996
                                                                 ------------------           ------------------
Revenue
     Percentage lease revenue                                       $  6,577,757                   $  6,271,050
     Other revenue                                                        94,009                         19,080
                                                                    ------------                   ------------

     Total revenue                                                     6,671,766                      6,290,130
                                                                    ------------                   ------------
Expenses
     Interest                                                          2,048,421                      2,060,798
     Real estate and personal property taxes
      and insurance                                                      395,649                        388,346
     General and administrative                                          363,687                        283,761
     Depreciation and amortization                                     1,496,396                      1,359,470
                                                                    ------------                   ------------

     Total expenses                                                    4,304,155                      4,092,375
                                                                    ------------                   ------------

Income before allocation to minority interest                          2,367,613                      2,197,755

Income allocated to minority interest                                    359,404                        335,197
                                                                    ------------                   ------------

Net income                                                          $  2,008,209                   $  1,862,558
                                                                    ============                   ============

Income per common share outstanding                                 $       0.58                   $       0.55

Weighted average shares outstanding (1)                                4,108,540                      4,108,540

--------------------------------
(1) Includes 657,373 units, 623,350 of which are currently redeemable, and 34,023 of which are redeemable after March 3, 1998 on a one-for-one basis for shares of common stock.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                            September 30,              December 31,
                                                                                1997                       1996
                                                                            -------------              ------------
                                                                             (unaudited)
                      ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                             $ 3,229,313                $ 1,127,573
       Accounts receivable                                                       297,971                     89,060
       Prepaid expenses                                                          102,269                     36,282
       Other assets                                                               42,303                        818
       Accounts receivable - shareholder                                              --                     51,250
                                                                             -----------                -----------

           Total current assets                                              $ 3,671,856                $ 1,304,983
                                                                             ===========                ===========
         LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
       Accounts payable                                                      $   701,794                $   107,845
       Accrued expenses                                                          247,583                     67,328
       Advance deposit                                                            21,159                      1,730
       Prepaid slip rentals - Marina                                              57,236                     31,203
       Due to affiliates                                                       1,687,994                  1,066,996
                                                                             -----------                -----------

           Total current liabilities                                           2,715,766                  1,275,102
                                                                             -----------                -----------


COMMITMENTS                                                                           --                         --

SHAREHOLDER'S EQUITY

       Common stock, $.01 par value, 1,000 shares
         authorized, 100 shares issued and outstanding                                 1                           1
       Retained earnings                                                         956,089                      29,880
                                                                             -----------                ------------

           Total shareholder's equity                                            956,090                      29,881
                                                                             -----------                ------------

       Total liabilities and shareholder's equity                            $ 3,671,856                $  1,304,983
                                                                             ===========                ============

                       See notes to financial statements.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                      SUMMARY STATEMENTS OF OPERATIONS AND
                          CHANGES IN RETAINED EARNINGS
                                  (UNAUDITED)

                                               Three Months Ended                        Nine Months Ended
                                                  September 30,                             September 30,

                                            1997               1996                   1997                1996
                                            ----               ----                   ----                ----
Revenue
     Room revenue                     $  5,625,011      $  2,390,268            $11,425,301         $ 6,157,769
     Telephone revenue                      93,367            45,550                201,415             135,374
     Slip revenue                           61,662            65,905                191,457             191,558
     Other revenue                          97,978            66,603                241,479             169,443
                                            ------            ------                -------             -------

         Total revenue                   5,878,018         2,568,326             12,059,652           6,654,144
                                         ---------         ---------             ----------           ---------
Expenses
     Salaries and wages                  1,200,428           561,436              2,608,727           1,573,438
     Room expense                          343,959           118,304                669,467             323,041
     Telephone                              68,521            45,981                172,646             124,491
     Marina expense                          9,637             8,505                 27,114              30,153
     General and administrative            203,072           109,102                507,960             318,334
     Marketing and promotion               211,207            75,820                425,624             186,927
     Utilities                             250,718           113,314                532,377             325,609
     Repairs and maintenance               111,828            56,320                249,080             178,099
     Taxes and insurance                    69,248            34,178                163,527             107,406
     Franchise fees                        314,211           124,989                594,935             313,799
     Lease payments                      2,336,249         1,068,894              5,076,986           2,941,743
                                         ---------         ---------              ---------           ---------

         Total expenses                  5,119,078         2,316,843             11,028,443           6,423,040
                                         ---------         ---------             ----------           ---------

         Net income                        758,940           251,483              1,031,209             231,104

     Retained earnings (deficit),
       beginning of period                 197,149          (56,583)                 29,880              48,796
     Distributions paid                         --          (16,250)              (105,000)           (101,250)
                                      ------------          --------              ---------           ---------
     Retained earnings,
       end of period                 $     956,089     $     178,650          $     956,089        $    178,650
                                     =============     =============          =============        ============

                       See notes to financial statements.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                                         For the Nine Months Ended
                                                                                                September 30,

                                                                                      1997                       1996
                                                                                      ----                       ----
Cash flows from operating activities
     Net income                                                                   $ 1,031,209               $   231,104
     Adjustments to reconcile net income  to net cash
       used in operating activities
         Changes in assets and liabilities
              Increase in accounts receivable                                        (208,911)                  (67,114)
              Increase in prepaid expenses                                            (65,987)                  (39,221)
              Increase in other assets                                                (41,485)                       --
              Increase (decrease)  in accounts payable                                593,949                   (35,562)
              Increase in prepaid slip rentals                                         26,033                    19,398
              Increase (decrease)  in due to affiliates                               620,998                  (303,514)
              Increase in accrued expenses                                            180,255                        --
              Increase in advanced deposits                                            19,429                        --
                                                                                  -----------               -----------
                  Net cash provided by (used in)
                    operating activities                                            2,155,490                  (194,909)
                                                                                  -----------               -----------
Cash flows from financing activities
     Distributions paid                                                              (105,000)                 (101,250)
     Repayments of advance to shareholder                                              51,250(1)                     --
                                                                                   ----------               -----------

                  Net cash used in financing activities                               (53,750)                 (101,250)
                                                                                  -----------               -----------
                  Net increase (decrease) in cash and
                    cash equivalents                                                2,101,740                  (296,159)

Cash and cash equivalents, beginning of period                                      1,127,573                 1,253,229
                                                                                  -----------               -----------

Cash and cash equivalents, ending of period                                       $ 3,229,313               $   957,070
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

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

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

RESULTS OF OPERATIONS

Three months ended September 30, 1997

         The Company's total revenues for the three month period ended September 30, 1997, substantially consisted of Percentage Lease revenue. The Company's revenue during the three month period ended September 30, 1997 was $2,342,330 an increase of $1,266,984, or 117.8%, as compared to Company revenue of $1,075,346 for the same period of 1996. Net income increased by $288,587 to $781,032, or 59% for the three months ended September 30, 1997 as compared to net income of $492,445 for the same period of 1996. The improvement in revenues and net income is attributed to the additional Lease revenue derived from the increase in the number of company owned hotels from nine in 1996 to twenty in 1997. Interest expense increased as a result of increased borrowings from the Company's Credit Facility. Funds from the Credit Facility were utilized to acquire a hotel in Key Largo, Florida (see "Liquidity and Capital Resources"). General and administrative expenses increased as the result of fees incurred from auditing the financial performance of the hotels acquired during the second and third quarter and from the payment of state franchise taxes that were paid for both 1996 and 1997.

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

Nine months ended September 30, 1997

       The Company's total revenues for the nine month period ended September 30, 1997, substantially consisted of Percentage Lease revenue. The Company's revenue was $5,170,995 an increase of $2,210,172, or 74.6%, during the nine month period ended September 30, 1997 as compared to Company revenue of $2,960,823 for the same period of 1996. Net income increased by $689,562 to $1,902,551, or 57% for the nine months ended September 30, 1997 as compared to net income of $1,212,989 for the same period of 1996. The improvement in revenues and net income is attributed to the additional Lease revenue derived from the increase in the number of company owned hotels from nine in 1996 to twenty in 1997. Interest expense increased as a result of increased borrowings from the Company's Credit Facility. Funds from the Credit Facility were utilized to acquire several hotels (see "Liquidity and Capital Resources").

       The Lessee's room revenues from the Hotels increased by $5,267,532, or 85.5%, to $11,425,301 for the nine months ended September 30, 1997, as compared to $6,157,769 of room revenue for the same period of 1996. The increase is due to the opening of the hotel in Dover, Delaware and the acquisition of ten other hotels. Occupancy (on a pro forma basis) for the Hotels decreased as the result of new competition built near the Company hotels located in Princeton, West Virginia and Wytheville, Virginia from 72.5% for the nine month period ended September 30, 1996, to 70.7% for the same period in 1997. The pro forma average daily rate of the Hotels increased to $57.74 for the nine months ended September 30, 1997, up 3.6% as compared to $55.73 for the same period of 1996. Pro forma revenue per available room ("Revpar") was $40.81 for the nine months ended September 30, 1997, up 1.0% as compared to $40.44 for the same period of 1996. Lessee operating expenses increased by $4,605,403, as the result of the opening of the hotel in Dover, Delaware and the acquisition of the ten other hotels, to $11,028,443 for the nine months ended September 30, 1997, as compared to $6,423,040 for the same period of 1996.

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

                        HUMPHREY HOSPITALITY TRUST, INC.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED

     The Company's Funds from Operations (net income plus minority interest and depreciation and amortization) ("FFO") was $1,432,416 in the three months ended September 30, 1997 which is an increase of $618,152, or 75.9% over the FFO in the comparable period in 1996, which was $814,264. For the nine months ended September 30, 1997 the Company's FFO was $3,333,590, which is an increase of $1,253,133, or 60.3% over the comparable period in 1996, which was $2,080,457. Most of the improvements in FFO can be attributed to the completion and opening of the Comfort Suites hotel in Dover, Delaware, and the acquisition of ten hotels between February 1997 and September 1997. Management considers FFO to be a market accepted measure of an equity REIT's cash flow which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performances. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), FFO represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets and after adjustments for unconsolidated partnerships. For the periods presented, depreciation and amortization and minority interest were the only non-cash adjustments. Therefore, FFO represents cash flow from operating activities. FFO should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or debt service with respect to the hotel properties. Because of recent changes in the definition of FFO adopted by NAREIT, FFO may not be comparable to similarly titled measure of operating performance disclosed by other REITs.

The computation of historical FFO is as follows:

                                                Historical Three           Historical Three
                                               Month Period Ended         Month Period Ended
                                               September 30, 1997         September 30, 1996
                                               ==================         ==================
   Net income applicable to
     common shares                               $   781,032              $     492,445

   Add:
     Minority interest                               139,779                    131,614
     Depreciation and amortization                   511,605                    190,205
                                                 -----------                   --------

   Total                                         $ 1,432,416              $     814,264
                                                 ===========              =============

                                                Historical Nine            Historical Nine
                                               Month Period Ended         Month Period Ended
                                               September 30, 1997         September 30, 1996
                                               ==================         ==================
   Net income applicable to
      common shares                              $ 1,902,551              $ 1,212,989

   Add:
      Minority interest                              340,497                  324,191
     Depreciation and amortization                 1,090,542                  543,277
                                                 -----------              -----------

   Total                                         $ 3,333,590              $ 2,080,457
                                                 ===========              ===========

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

                                              HUMPHREY HOSPITALITY TRUST, INC.

                                              By:   /s/ James I. Humphrey, Jr.
                                                    ___________________________
                                                    James I. Humphrey, Jr.
                                                    President and Secretary

                                              Date: 03/24/98
                                                    ___________________________