Form 10-K
period 1997-12-31
HUMPHREY HOSPITALITY TRUST INC
filed 1998-03-31
CIK 929545

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For this transition period from ____________ to _____________

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

                          Common Stock, $.01 par value
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $39,169,125 based on the last sale price in the NASDAQ National Market for such stock on March 24, 1998.

The number of the Registrant's common stock outstanding was 3,481,700 as of March 24, 1998.

                      Documents Incorporated by Reference

Certain of the exhibits to the Company's Registration Statement on Form S-11 (SEC File No. 333-48583) are incorporated by reference into Part IV.
================================================================================

                               TABLE OF CONTENTS


                                                                       Form 10-K
                                                                         Report
Item No.                                                                  Page

                                     PART I

    1.  Description of Business................................................3
    2.  Properties............................................................10
    3.  Legal Proceedings.....................................................17
    4.  Submission of Matters to a Vote of Security Holders...................17


                                    PART II

    5.  Market for the Registrant's Common Equity and Related
            Shareholder Matters...............................................17
    6.  Selected Financial Data...............................................18
    7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................23
    8.  Financial Statements and Supplementary Data...........................26
    9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...............................26

                                    PART III

    10. Directors and Executive Officers of the Registrant....................26
    11. Executive Compensation................................................28
    12. Security Ownership of Certain Beneficial Owners and Management........28
    13. Certain Relationships and Related Transactions........................30

                                    PART IV

    14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.....33

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)    General Development of Business

       Humphrey Hospitality Trust, Inc. (the "Company") was incorporated on August 23, 1994. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. Humphrey Hospitality Trust, Inc., through its wholly-owned subsidiary, Humphrey Hospitality REIT Trust (collectively, the Company), owns a controlling partnership interest in Humphrey Hospitality Limited Partnership (the "Partnership") and through the Partnership owns interests in twenty existing limited service Hotels as of December 31, 1997 (including ten hotels acquired during 1997). The Partnership owns a 99% general partnership interest and the Company a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the Subsidiary "Partnership"). As of December 31, 1997, the Company owns an 84.12% interest in the Partnership. The Company began operations on November 29, 1994.

       During the fourth quarter of 1994, the Company completed an initial public offering ("IPO") of 1,321,700 shares of $.01 par value common stock(the "Common Stock"). The offering price per share was $6, resulting in gross proceeds of $7,930,200. Net of underwriters discount and offering expenses, the Company received proceeds of $6,949,899. Upon completion of the IPO, the Company contributed substantially all of the net proceeds of the offering to Humphrey Hospitality Limited Partnership in exchange for a 71.46% general partnership interest in the Partnership. The Partnership used the proceeds from the Company to acquire 100% of the equity interests in seven existing hotel properties and a general partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership") (such interests, collectively, the "Initial Hotels") and to retire certain indebtedness relating to the Initial Hotels. The Partnership acquired the Initial Hotels in exchange for (i) approximately $4.8 million in cash, (ii) units of limited partnership interest in the Partnership ("Units"), which are redeemable, subject to certain limitations, for an aggregate of 527,866 shares of Common Stock, with a value of approximately $3.2 million based on the IPO offering price, and (iii) the assumption of approximately $15.5 million of indebtedness. James I. Humphrey, Jr., the Chairman and President of the Company and Humphrey Associates, Inc. received Units aggregating a 28.54% equity interest in the Partnership. Hotel properties are carried at the lower of cost or net realizable value.

         Subsequent to the IPO, the Company completed two additional public offerings totaling 2,160,000 shares of Common Stock at a price of $7.75 per share for 1,010,000 shares and $8.25 for the remaining 1,150,000 shares. The Company contributed substantially all of the net proceeds of the offerings to the Partnership for additional general partnership interests. The Partnership used the net proceeds to repay existing indebtedness and to purchase additional Hotels for cash. Additionally, during 1995 the Partnership acquired the Days Inn Hotel in Farmville, VA, in exchange for units from Farmville Lodging Associates, LLC (the "LLC"), a Maryland limited liability company in which Mr. Humphrey owns a 98% equity interest, which are redeemable for an aggregate of 95,484 common shares of the Company, and the assumption of approximately $1,231,000 of indebtedness. During 1997, in connection with the acquisition of the Best Western Hotel in Key Largo, Florida, the Partnership issued Units to Humphrey-Key Largo Associates, L.P., a partnership substantially owned by Mr. Humphrey, which are redeemable for an aggregate of 34,023 shares of common stock of the Company. As of December 31, 1997, the Company owned an 84.12% partnership interest and the Mr. Humphrey, Humphrey Associates, Inc. and the LLC and Humphrey-Key Largo Associates, L.P. ("Humphrey Affiliates") collectively own a 15.88% interest in the Partnership.

       In April 1996, the Company established a secured credit facility (the "Credit Facility") in the initial amount of $6.5 million with Mercantile Safe Deposit and Trust Company ("Mercantile"). Available borrowings under the credit facility have been increased several times and are currently at $25.5 million. The term of the Credit Facility is for three years with two one-year extensions at the option of Mercantile. The Credit Facility bears interest at the prime rate plus 25 basis points, presently 8.75%, and is cross-collateralized by liens on 17 the Company's hotels.

       On October 30, 1996, the Common Stock began to trade on The Nasdaq National Market. Prior to that date, the Common Stock was traded on The Nasdaq SmallCap Market. The Company believes that by trading on The Nasdaq National Market, shares of the Common Stock may become more liquid, the shareholder base of the Company may expand geographically and structurally with the potential for the Common Stock to be held by residents of almost every state and by institutional investors.

       As of May 22, 1997, the Company's Board of Directors adopted a resolution increasing the Company's limit on consolidated indebtedness from 50% to 55% of the aggregate purchase price of the hotels in which it has invested. The aggregate purchase price paid by the Company for the Hotels as of December 31, 1997 was approximately $58 million. As of December 31, 1997, the Company's total outstanding indebtedness represented approximately 54.8% of the aggregate purchase price of the Hotels.

       On March 25, 1998, the Company filed a Registration Statement on Form S-11 (File No. 333-48583) ("Registration Statement") relating to the registration of 1,000,000 shares (1,150,000 shares if the over-allotment option is exercised) of Common Stock with the Securities and Exchange Commission ("SEC"). It is anticipated that net proceeds will be approximately $ 9,965,000 ($11,470,000 if the over-allotment is exercised).

       The following table shows Hotels that have been acquired (or opened) during 1997 by the Company. Each Hotel, with the exception of the Comfort Suites-Dover, Delaware Hotel, is leased pursuant to a Percentage Lease. The Comfort Suites-Dover, Delaware Hotel is leased pursuant to a Fixed Lease.

                                                                                CONTRACT
                                               DATE           NUMBER OF         PURCHASE
                                             ACQUIRED           ROOMS             PRICE
COMFORT INNS:
  Chambersburg, PA                        May 29, 1997         65              $ 2,600,000
  Culpeper, VA                            February 26, 1997    49                1,900,000
  Gettysburg, PA(1)                       May 23, 1997         81                4,325,000
  Murphy, NC                              April, 25, 1997      56                1,975,000
  New Castle, PA                          March 17, 1997       79                3,000,000

COMFORT SUITES:
  Dover, DE                               January 22, 1997(3)  64                2,795,210

BEST WESTERN AND BEST WESTERN SUITES:
  Harlan, KY (1)                          April 17, 1997       63                2,625,000
  Key Largo, FL                           September 2, 1997    40                2,960,000(2)

HOLIDAY INN EXPRESS:
  Allentown, PA                           June 10, 1997        83                3,750,000
  Danville, VA                            April, 23, 1997      62                2,716,000
  Gettysburg, PA                          May 23, 1997         51                2,725,000
                                                              ---             ------------

        Totals                                                693              $31,371,210
                                                              ===             ============

(1) The Company is the lessee under land leases on the parcels underlying the Comfort Inn-Gettysburg, PA and the Best Western-Harlan, KY Hotels that expire in 2096 and 2091, respectively. The rent on the Gettysburg lease is $35,000 per year, payable in equal monthly installments, and the rent on the Harlan lease is $2,000 per month or 5% of room sales, whichever is greater.

(2) Purchased at a contract price of $2,590,000 from an unaffiliated seller pursuant to a purchase agreement that was assigned to the Partnership by Humphrey-Key Largo Associates, L.P. ("Humphrey-Key Largo"), a partnership substantially owned by Mr. Humphrey. Pursuant to the assignment of the purchase agreement, Humphrey-Key Largo received as compensation 34,023 Units of limited partnership interest in the Partnership, valued at $370,000 based on an average price of $10.875 per share of Common Stock for the ten trading days prior to September 2, 1997. The acquisition of the Hotel has been recorded by the Company at the contract purchase price of $2,590,000, which excludes the value of the Units issued to Humphrey-Key Largo.

(3)   Hotel opened on January 22, 1997.

     Effective March 17, 1998, Charles A. Mills, III, resigned from his position as Vice President, Treasurer and Director of the Company to devote more time to his other business interests. Mr. Mills is the Senior Vice President and largest shareholder of Anderson & Strudwick, Incorporated ("A & S"), the underwriter on all of the Company's stock offerings. Mr. Mills has served on the Company's Board of Directors since its IPO on November 29, 1994. Simultaneously with the offering registered with the SEC on March 25, 1998, the Company will enter into a Capital Consulting Agreement with Mr. Mills, who will continue to provide the Company with advice as to future equity offerings and access to capital markets generally. Under the terms of the Capital Consulting Agreement which has a one year term, the Company will pay Mr. Mills $20,000 plus .25% of the net proceeds from public equity offerings over the next twelve months.

(b)    Financial Information About Industry Segment

       The Company is engaged solely in the business of acquiring equity interests in existing hotel properties, therefore, presentation of information about industry segments is not applicable. See the Consolidated Financial Statements and notes thereto included in Item 14 of this Annual Report on Form 10-K for certain financial information required in Item 1.

(c)    Narrative Description of Business

       General. At December 31, 1997, the Company owned, through the Partnership and the Subsidiary Partnership, 20 Hotels containing 1,312 rooms located in Virginia (6), West Virginia (2), Maryland (1), Pennsylvania (5); North Carolina
(1); Kentucky (2); Delaware (1); Florida (1); and Tennessee (1). The Hotels are leased to Humphrey Hospitality Management, Inc. The Company's primary objectives are to increase amounts distributable to shareholders and enhance shareholder value by participating in increased revenue from the Hotels through leases which provide for rent payments based on the revenue from the Hotels (the "Percentage Leases"). The Company also seeks to increase amounts distributable to shareholders by acquiring equity interests in additional existing hotels that meet the Company's investment criteria and by developing new nationally franchised hotels.

       Internal Growth Strategy. The Company's principal use of Percentage Leases allows the Company to participate in increased revenue from the Hotels. The Percentage Leases provide for the Lessee to pay monthly base rent ("Base Rent") plus percentage rent ("Percentage Rent"). The Percentage Rent for each Hotel is comprised of (i) a set percentage of quarterly and semi-annual room revenue, which is payable quarterly and semi-annually, respectively, (ii) a set percentage of annual room revenue in excess of a threshold amount ("Threshold"), which is payable annually, and (iii) 8% of monthly revenue other than room revenue (including, but not limited to, telephone charges, movie rental fees and, in the case of the Comfort Inn - Beacon Marina, Solomons, Maryland, Dublin, Virginia and Morgantown, West Virginia Hotels, rental payments under third party leases of its restaurant and in the case of the Comfort Inn-Beacon Marina, Solomons, Maryland and Best Western Suites-Key Largo, Florida Hotels, yacht yard as well as marina revenue), which is payable monthly. The portion of Percentage Rent that is based on annual room revenue does not apply to amounts under the Threshold and is designed to allow the Company to participate in any future increases in room revenue. The Base Rent and Percentage Rents are hereinafter referred to collectively as "Rent". Under the Percentage Leases, the principal determinant of Percentage Rent is room revenue.

       Acquisition Strategy. The Board of Directors has adopted a policy that will govern the Company's investment in hotel properties (the "Investment Policy"), including the acquisition and development of hotels. Under the Investment Policy, the Company will make no investment in a hotel property unless the Company can demonstrate that it can reasonably expect an annual return on its investment (net of insurance, real estate and personal property taxes and reserves for furniture, fixtures and equipment of 4% of room revenues ("FFE Reserves")), that is equal to or greater than 12% of the total purchase price to be paid by the company for such property. Under the Bylaws, the approval of a majority of the Board of Directors, including a majority of the Independent Directors, is required for the company to acquire any property. In addition, the Investment Policy will be applied to a hotel property prior to its acquisition by the Company. There can be no assurances that increases in insurance rates, real estate or personal property taxes or FFE Reserves, which are based on room revenues, will not decrease the Company's annual return on its investment in any hotel property to a level below that set out in the Investment Policy. The Company intends to acquire equity interests in Hotel properties that meet the Company's investment criteria described below.

o nationally franchised hotels in locations with relatively high demand for rooms, relatively low supply of competing hotels and significant barriers to entry into the hotel business, such as a scarcity of suitable hotel sites or zoning restrictions;

o poorly managed hotels, which the Company believes could benefit from new management, new marketing strategy and association with a national franchisor;

o hotels in a deteriorated physical condition, which the Company believes could benefit significantly from renovations; and

o hotels in attractive locations that the Company believes could benefit significantly by changing franchises to a grade the Company believes is more appropriate for the location and clientele.

       Development Strategy. The Company intends to grow through the development of new hotels as well as from the acquisition of existing hotels. The Company intends to develop limited-service hotels in secondary and tertiary markets, typically with under 150 rooms, that are similar to the Company's present hotels. The Company is interested in sites that offer the potential to attract a diverse mix of potential market segments.

       Because a development project has no prior revenues on which the Company's Investment Policy can be tested, the Company intends to invest only in developments where it reasonably believes it will receive an annual return on its investment that is consistent with the Investment Policy.

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

o       Sites that currently have an aging hotel presence.

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

       The Company's Investment Policy may be changed by the Board of Directors without shareholder approval.

       Operating Practices. The Lessee utilizes a centralized accounting and data processing system, which facilitates financial statements and budget preparations, payroll management, internal auditing and other support functions for the on-site hotel management team. The Lessee provides centralized control over purchasing and project management (which can create economies of scale in purchasing) while emphasizing local discretion within specific guidelines.

       Each Hotel managed by the Lessee employs a general manager who is responsible for the overall operations of the Hotel. General managers report to regional managers, who generally have responsibility for three to eight Hotels. Daily operations are managed with a centralized approach through regional operations managers who report to the Lessee's central office as applicable. The Lessee's strategy is to encourage decision-making by those people closest to the Hotel operation at the lowest administrative cost.

       Property Management. In order for the Company to qualify as a REIT, neither the Company, the Partnership nor the Subsidiary Partnership can operate hotels. Therefore, each of the Hotels is leased to the Lessee under Leases. Mr. Humphrey, Chairman of the Board and President of the Company, was and is the sole shareholder of the Lessee. The Percentage Leases obligate the Partnership or the Subsidiary Partnership, as applicable, to make available to the Lessee an amount equal to 4% of room revenue per quarter, on a cumulative basis, for upgrading and maintaining the Hotels ("Replacement Reserve Deposits"). Although the Company believes that 4% of room revenue is generally an appropriate capital reserve to maintain the condition and viability of its Hotels, the Company will increase its capital reserves set-aside from 4% to 6% of room revenue upon the completion of its current offering of Common Stock. The additional 2% of room revenue will be held in a special reserve fund (the "Additional Reserve Fund"), which will be deployed at the Hotels primarily to enhance their competitive position. To ensure that the Company receives additional annual income that is at least equal to 12% of the amount of funds invested by the Company from the Additional Reserve Fund, the Company and the Lessee have agreed to amend the Leases for the Hotels that receive capital from the Additional Reserve Fund to provide that each such Hotel will increase its annual Base Rent by 7% per annum of the capital received from the Additional Reserve Fund. The Company expects that it will receive additional amounts under the terms of the Percentage Leases equal to at least 5% per annum of the amount invested from the Additional Reserve Fund through its participation in increased room revenue resulting from such additional investments.

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

       The Lessee's Vice President, Bethany H. Hooper, joined Humphrey Associates, Inc. in 1988 after working for the accounting firm of Reznick Fedder & Silverman as a certified public accountant. In 1991, she was appointed Vice President of Accounting and Administration of Humphrey Associates, Inc. and the Operator. Ms. Hooper continues to work for both the Lessee and Humphrey Associates, Inc. She received a B.S. degree in Business Administration from Lewis and Clark College in 1986 and an M.B.A. degree in Finance from Loyola College in 1991.

       The Lessee's Chief Financial Officer, William F. Goodrick, joined Humphrey Hospitality Management, Inc. in January 1998. Mr. Goodrick has over thirty years experience in the public and private sector of the accounting and financial field. He joined the Lessee from NHP, Inc., the nation's second largest manager of multi-family housing where he was a Vice Preseident of Asset Management. Prior to that he owned his own business providing accounting and financial services to the private sector of the business community, including two medium sized hotel management and development companies. Prior to that he was Senior Vice President of Finance for C.R.I., Inc., a multi-billion dollar real estate syndication firm. He is a Virginia certified public accountant and received his B.S.B.A. from Georgetown University.

       The Lessee's Controller, Hoa N. Moe, has been employed in the hotel business since 1978. From 1978 to 1989, she worked for Ramada Inn's Washington Regional Office and Coakley & Williams, Inc., a hotel management company, primarily as a credit investigator and Controller . She joined the Operator in 1989 and served as Internal Auditor until she was appointed Controller in 1992.

       The Lessee's Senior Director of Operations, David Yakes, has been employed in the hotel business since 1985. He has an extensive background in hotel operations and joined Humphrey Hospitality Management in 1995. Prior to his current position, Mr. Yakes was a regional Director of Operations as well as the General Manager of the Comfort Inn-Beacon Marina, Solomons, Maryland. Before joining the Lessee, Mr. Yakes worked several years for Winegardner and Hammons, Inc., a Cincinnati, Ohio based hotel management company. He received a B.S. degree in Hospitality and Tourism Management from Grand Valley State University in 1991.

       Competition. The hotel industry is highly competitive. Each of the Hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on revenues, occupancy and the average daily room rate ("ADR") of the Hotels or at hotel properties acquired in the future.

       The Company may be competing for investment opportunities with entities that have substantially greater financial resources than the Company. These entities generally may be able to accept more risk than the Company can prudently manage. Competition in general may reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell. Further, the Company believes that competition from entities organized for purposes substantially similar to the Company's objectives could increase significantly.

       Employees. The Company has an agreement between it and the Lessee ("the "Services Agreement") to provide accounting and securities reporting services for the Company. The initial Services Agreement stated that these services would be provided to the Company for a fixed fee of $80,000 per year, notwithstanding the size of the Company's portfolio. On November 6, 1996, the Company amended the Services Agreement to provide for such services for an initial annual fee of $30,000 per year for as long as the Company's portfolio includes the Initial Hotels and the Comfort Suites-Dover, DE Hotel. The amended Services Agreement provides that the fee for such services will increase $10,000 per year (prorated from the time of acquisition) for each additional hotel added to the Company's portfolio. Under the terms of the amended Services Agreement, the services fee cannot exceed $100,000 in any year. The Lessee employs approximately 400 people in operating the Hotels. The Lessee has advised the Company that its relationship with its employees is good.

       Business Risks. The Hotels are subject to all operating risks common to the hotel industry. These risks include, among other things, competition from other hotels; recent over-building in the hotel industry which has adversely affected occupancy and room rates; increases in operating costs due to inflation and other factors, which increases have not in recent years been, and may not necessarily in the future be, offset by increased room rates; significant dependence on business and commercial travelers and tourism; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. These factors could adversely affect the Lessee's ability to make lease payments and therefore the Company's ability to make expected distributions to shareholders. Further, decreases in room revenue at the Hotels will result in decreased revenue to the Partnership and the Subsidiary Partnership, as applicable, under the Percentage Leases.

       The Company must rely on the Lessee to generate sufficient cash flow from the operations of the Hotels to enable the Lessee to meet the rent obligations under the Leases. The obligations of the Lessee are unsecured. The Lessee has only nominal assets, primarily working capital.

       The Company's investments are subject to varying degrees of risk generally incident to the ownership of real property. The underlying value of the Company's real estate investments, as well as the Company's income and ability to make distributions to its shareholders, is dependent upon the ability of the Lessee to operate the Hotels in a manner sufficient to maintain or increase revenue and to generate sufficient income in excess of operating expenses to make rent payments under the Leases. Income from the Hotels may be adversely affected by changes in national economic conditions, changes in local market conditions, changes in general or local economic conditions, changes in neighborhood characteristics, competition from other hotel properties, changes in present or future environmental legislation and laws, changes in the ongoing need for capital improvements, changes in real estate tax rates and other operating expenses, changes in governmental rules and fiscal policies, civil unrest, acts of God (including earthquakes and other natural disasters), which may result in uninsured losses, acts of war, changes in zoning laws and other factors that are beyond the control of the Company and the Lessee.

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

       Phase I environmental site assessments were obtained on all of the Hotels prior to their acquisition by the Company. A Phase I environmental site assessment was conducted in February 1995, on the land on which the hotel in Dover, DE is built. The Phase I environmental assessments were intended to identify potential environmental contamination for which the Hotels may be responsible. The Phase I environmental assessments included historical reviews of the Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of hazardous substances, toxic substances and underground storage tanks, and the preparation and issuance of a written report. The Phase I environmental assessments did not include invasive procedures, such as soil sampling or ground water analysis.

       The Phase I site assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the Company aware of any such liability. Nevertheless, it is possible that the Phase I site assessments do not reveal environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the Hotels will not be affected by the condition of other properties in the vicinity of the Hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company, the Partnership, the Subsidiary Partnership or the Lessee.

       The Company believes that the Hotels are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances or other environmental matters. Neither the Company nor, to the knowledge of the Company, the LLC or the LLC's predecessor in interest or any of the former owners of the Hotels have been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of the Hotels.

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

       Earnings and profits, which will determine the taxibility of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. No distributions made in 1997 are considered to be a return of capital.

       Year 2000. In response to the year 2000 issue, the Company modified its existing information systems in order to make them year 2000 compliant. The Company believes that it has made all necessary modifications to its existing systems and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Company's future results of operations or financial position.

ITEM 2.  PROPERTIES

       The following table sets forth certain historical information with respect to the Hotels for the year (or period of ownership, if less) ended December 31, 1997.

                               Number                                  Percentage
                                 Of          Room          Other          Lease         Avg.
                                Rooms       Revenue       Revenue        Payment       Occpy       ADR        REVPAR (1)
COMFORT INNS
 Culpeper, VA (3)                49           $643,124      $15,401        $254,646      83.8%     $50.71      $42.48
 Chambersburg, PA (2)            65           $529,983      $10,470        $228,806      68.0%     $55.24      $37.57
 Dahlgren, VA                    59           $879,714      $27,406        $388,044      82.5%     $49.53      $40.85
 Dover, DE (4)                   64           $945,723      $14,156        $357,649      67.8%     $64.42      $43.68
 Dublin, VA                      100        $1,418,609      $39,257        $689,691      73.4%     $52.95      $38.87
 Elizabethton, TN                58           $549,938      $16,709        $219,273      57.8%     $44.94      $25.98
 Farmville, VA                   51           $736,511      $18,570        $347,681      79.5%     $49.80      $39.57
 Gettysburg, PA (5)              81           $995,498      $15,625        $424,239      74.1%     $74.37      $55.11
 Morgantown, WV                  80         $1,280,380      $68,673        $644,049      79.6%     $55.12      $43.85
 Murphy, NC (6)                  56           $585,372      $13,006        $219,165      73.7%     $56.10      $41.32
 New Castle, PA (7)              79           $926,194      $21,902        $381,810      71.9%     $56.40      $40.57
 Princeton, WV                   51           $745,468      $16,872        $411,982      80.0%     $50.06      $40.05
 Beacon Marina,
 Solomons, MD                    60         $1,129,361     $299,947        $851,070      79.3%     $65.07      $51.57

BEST WESTERN
 Harlan, KY (8)                  63           $604,703      $29,947        $304,284      72.5%     $51.93      $37.66
 Key Largo, FL (9)               40           $302,690      $14,846        $147,017      71.4%     $88.30      $63.06

RODEWAY INN
 Wytheville, VA                  100          $577,813       $6,750        $288,544      32.8%     $48.23      $15.83

DAYS INN
Farmville, VA                    60           $651,155       $18,184       $292,875      62.5%     $47.55      $29.73

HOLIDAY INN EXPRESS
 Allentown, PA (10)              83           $723,662      $14,113        $311,753      65.5%     $65.13      $42.68
 Danville, KY (11)               62           $713,659      $31,285        $295,851      80.1%     $55.89      $44.77
 Gettysburg, PA (5)              51           $641,741      $12,255        $267,764      73.3%     $77.01      $56.43
                                 --           --------      -------        --------

  TOTALS                        1,312      $15,581,298     $705,374      $7,326,193
                                =====      ===========     ========      ==========

------------
(1) "REVPAR" is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.
(2)   Acquired May 29, 1997.
(3)   Acquired February 26, 1997.
(4)   Opened January 22, 1997.
(5)   Acquired May 23, 1997.
(6)   Acquired April 25, 1997.
(7)   Acquired March 17, 1997.
(8)   Acquired April 17, 1997.
(9)   Acquired September 2, 1997.
(10)  Acquired April 23, 1997.

           The following table sets forth certain information with respect to each Hotel for the twelve months ended December 31:

                                                            1993        1994       1995      1996        1997
                                                            ----        ----       ----      ----        ----
Comfort Inn - Culpeper, Virginia
    Occupancy                                              73.1%       80.3%     80.4%      80.1%       80.6%
    ADR                                                    $44.01      $45.37    $46.44     $47.51      $50.24
    REVPAR                                                 $32.18      $36.42    $37.34     $38.07      $40.52

Comfort Inn - Chambersburg, Pennsylvania
    Occupancy                                               N/A         N/A       80.9%      75.5%       65.8%
    ADR                                                                           $54.28     $54.61      $54.62
    REVPAR                                                                        $43.92     $40.13      $35.94

Comfort Inn - Dahlgren, Virginia
    Occupancy                                               74.4%      70.3%      76.2%      76.4%       82.5%
    ADR                                                     $42.66     $43.55     $42.89     $43.23      $49.53
    REVPAR                                                  $31.76     $30.70     $32.68     $33.02      $40.85

Comfort Suites - Dover, Delaware
    Occupancy                                               N/A        N/A        N/A        N/A         67.8%
    ADR                                                                                                  $64.42
    REVPAR                                                                                               $43.68

Comfort Inn - Dublin, Virginia
    Occupancy                                               74.6%      80.7%      80.1%      72.9%       73.4%
    ADR                                                     $42.80     $45.97     $49.51     $52.32      $52.95
    REVPAR                                                  $31.94     $37.08     $39.65     $38.16      $38.87

Comfort Inn - Elizabethton, Tennessee
    Occupancy                                               74.6%      68.8%      74.2%      60.4%       57.8%
    ADR                                                     $39.43     $39.98     $40.17     $44.44      $44.94
    REVPAR                                                  $26.82     $27.52     $29.80     $26.83      $25.98

Comfort Inn - Farmville, Virginia
    Occupancy                                               80.7%      84.3%      75.9%      81.0%       79.5%
    ADR                                                     $40.10     $41.81     $47.22     $48.43      $49.80
    REVPAR                                                  $32.38     $35.24     $35.83     $39.22      $39.57

Comfort Inn - Gettysburg, Pennsylvania
    Occupancy                                               N/A        N/A        72.9%      69.2%       65.0
    ADR                                                                           $64.69     $66.66      $69.37
    REVPAR                                                                        $47.18     $46.12      $45.07

Comfort Inn - Morgantown, West Virginia
    Occupancy                                               81.9%      81.8%      77.3%      77.7%       79.6%
    ADR                                                     $46.28     $49.00     $50.78     $52.44      $55.12
    REVPAR                                                  $37.88     $40.10     $39.26     $40.76      $43.85

Comfort Inn - Murphy, North Carolina
    Occupancy                                               71.1%      71.4%      74.7%      66.6%       68.1%
    ADR                                                     $45.43     $46.21     $46.22     $53.51      $53.87
    REVPAR                                                  $32.29     $32.98     $34.51     $35.61      $36.70

Comfort Inn - New Castle, Pennsylvania
    Occupancy                                               N/A        64.4%      66.4%      66.8%      67.0%
    ADR                                                                $47.90     $48.70     $53.09     $55.59
    REVPAR                                                             $30.84     $32.32     $35.46     $37.29

Comfort Inn - Princeton, West Virginia
    Occupancy                                               93.9%      95.8%      95.5%      88.5%      80.0%
    ADR                                                     $48.08     $50.37     $53.78     $54.73     $50.06
    REVPAR                                                  $45.16     $48.31     $51.35     $48.45     $40.05

Comfort Inn - Beacon Marina
Solomons, Maryland
    Occupancy                                               72.5%      78.6%      67.1%      75.4%      79.3%
    ADR                                                     $53.49     $55.37     $58.86     $58.55     $65.07
    REVPAR                                                  $38.79     $43.50     $39.48     $44.16     $51.57

Best Western - Harlan, Kentucky
    Occupancy                                               N/A        72.0%      74.8%      70.4%      68.0%
    ADR                                                                $44.45     $47.10     $48.97     $51.50
    REVPAR                                                             $32.00     $35.20     $34.47     $35.00

Best Western Suites- Key Largo, Florida
    Occupancy                                               80.8%      73.3%      79.7%      84.2%      79.9%
    ADR                                                     $102.56    $93.59     $93.91     $96.68     $101.78
    REVPAR                                                  $82.82     $68.55     $74.85     $81.39     $81.31

Rodeway Inn - Wytheville, Virginia
    Occupancy                                               61.4%      48.8%      47.9%      44.7%      32.8%
    ADR                                                     $38.08     $45.12     $47.23     $48.85     $48.23
    REVPAR                                                  $23.39     $22.07     $22.64     $21.85     $15.83

Days Inn - Farmville, Virginia
    Occupancy                                               64.2%       58.0%     62.7%      69.1%      62.5%
    ADR                                                     $38.10      $42.55    $44.27     $45.53     $47.55
    REVPAR                                                  $24.48      $24.68    $27.78     $31.47     $29.73

Holiday Inn Express - Allentown, Pennsylvania
    Occupancy                                               N/A         N/A       60.3%      67.0%      65.2%
    ADR                                                                           $59.61     $62.05     $65.59
    REVPAR                                                                        $35.96     $41.54     $41.43

Holiday Inn Express - Danville, Kentucky
    Occupancy                                               N/A         69.5%     72.2%      72.0%      75.3%
    ADR                                                                 $49.17    $49.74     $52.04     $55.23
    REVPAR                                                              $34.16    $35.92     $37.47     $41.62

Holiday Inn Express - Gettysburg, Pennsylvania
    Occupancy                                               N/A         N/A       72.1%      66.6%      65.1%
    ADR                                                                           $69.76     $72.24     $70.69
    REVPAR                                                                        $50.29     $48.13     $45.99

         Occupancy and REVPAR for the Rodeway Inn - Wytheville, Virginia (previously a Best Western) declined from 1993 to 1994. Management of the Company believes that such decline in occupancy and REVPAR is a result of the loss of a year-to-year contract pursuant to which a trucking firm reserved at least ten rooms daily at rates significantly below quoted market rates. In 1993, the contract was awarded to another hotel that had bid a lower room rate. Management of the Company believes that the effects of the loss of such contract have been partially offset by increases in ADR, as shown in the table above. There can be no assurances, however, that the increase in ADR can return REVPAR at this Initial Hotel to the historical levels achieved prior to the termination of the contract. The decrease in occupancy in 1994 compared to 1993 at the Comfort Inn-Dahlgren, VA was primarily due to a higher than normal occupancy in 1993 that was attributable to an increase in construction at the adjacent Naval Surface Warfare Center during that year. The occupancy of many Hotels decreased in 1996 as compared to 1995 due to the record snowfall in the first quarter of 1996. Occupancy and REVPAR at the Comfort Inn-Morgantown, WV, declined in 1994 from 1993 due to the bankruptcy of the lessee of the restaurant at that hotel. The Company executed a new lease for this restaurant in early 1996. The decrease in occupancy and REVPAR at the Comfort Inn-Beacon Marina, Solomons, Maryland, was primarily attributable to the fact that in 1995 a nearby nuclear power station dramatically curtailed the amount of specialized maintenance work it historically had performed in the first quarter of each year. During 1996, the unusual weather was great enough to negatively impact REVPAR at the Comfort Inn-Dahlgren, VA and the Rodeway Inn-Wytheville, VA. In addition, the Comfort Inn-Dublin, VA and the Comfort Inn-Elizabethton, TN both experienced a slowdown in construction-related business in 1996 which had a negative impact on occupancy and REVPAR. The Comfort Inn-Chambersburg, PA and Comfort Inn-Gettysburg, PA Hotels experienced a drop in occupancy in each of 1996 and 1997 due to increased competition in their respective markets. The Company took into account the new competition in these markets prior to their purchase and adjusted the purchase price to accommodate the anticipated impact of the competition. The Comfort Inn-Princeton, WV and the Rodeway Inn-Wytheville, VA Hotels both experienced new competition in 1997 with the addition of two new hotels in each respective market. During 1996, the Comfort Inn-Farmville, VA and Days Inn-Farmville, VA Hotels' market area experienced an unusual level of occupancy due to significant construction activity in the area. During 1997, the construction activity abated significantly, which resulted in a reduction in occupancy.

THE PERCENTAGE LEASES

       With the exception of the Comfort Suites in Dover, DE, each Hotel is separately leased by the Partnership to the Lessee under a Percentage Lease. The lease on the Comfort Suites in Dover requires a fixed monthly payment. The Lessee is wholly owned by Mr. Humphrey. Other than working capital sufficient to operate the Hotels, the Lessee has only nominal assets in addition to its rights and benefits under the Percentage Leases. Each Percentage Lease contains the provisions described below. The Company intends that future leases with respect to its hotel property investments will contain substantially similar provisions. The Company's Board of Directors may, in its discretion, alter any of these provisions with respect to any particular lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time.

       Lease Terms. Each Lease has a non-cancelable term of ten years, which may be renewed for an additional term of five years at the Lessee's option, subject to earlier termination upon the occurrence of defaults thereunder and certain other events described therein.

       Amounts Payable under the Percentage Leases. During the term of each Percentage Lease, the Lessee will be obligated to pay (i) the Base Rent and Percentage Rents, and (ii) interest accrued on any late payments or charges. Base Rent accrues and is required to be paid monthly. The Percentage Rent for each Hotel is comprised of (i) a set percentage of quarterly and semi-annual room revenue, which is payable quarterly and semi-annually, respectively, (ii) a set percentage of annual room revenue in excess of a specified Threshold for each Percentage Lease, which is payable annually, and (iii) 8% of monthly revenue other than room revenue (including, but not limited to, telephone charges, movie rental fees, rental payments under the third party leases of restaurants in the hotels located in Solomons, MD, Dublin, VA and Morgantown, WV and, yacht yard revenue in Solomons as well as marina revenue in Solomons and Key Largo, FL) which is payable monthly. Annual Percentage Rent does not apply to amounts under the Threshold. The portion of Percentage Rent that is based on annual room revenue is designed to allow the Company to participate in any future increases in room revenue.

THE FIXED LEASE

       The lease for the Comfort Suites-Dover, DE Hotel is a Fixed Lease pursuant to which the lessee leases the Hotel for a fixed rent payment, which is payable in equal monthly installments. As long as the Investment Policy remains in effect, the Company intends to enter into similar Fixed Leases on any new hotel developments because the Company believes that this type of lease mitigates the risks associated with the initial startup of a hotel. All material terms of the Fixed Leases, except for the payment terms, are substantially similar to the terms of the Percentage Leases described above.

       The following table sets forth (i) the annual Base Rent, (ii) the Percentage Rent formulas and (iii) the rent that was paid for each Hotel pursuant to the terms of the Leases based on historical revenues for the year ended December 31, 1997. With respect to the Hotels acquired in 1997, the information presented relates to the period from the date of acquisition to December 31, 1997.

                                                                                                       Aggregate
                                                                                          Aggregate    Percentage
                      Annual            Percentage                             Hotel      Percentage   Rent Plus
                    Base Rent         Rent Formula                            Revenue        Rent      Base Rent
                    ---------         ------------                            -------     ----------   ----------
Comfort Inns

  Culpeper, VA      $111,926    11% of quarterly room revenue up         Rooms - $643,124  $141,487     $254,646
                                to $675,000 per year, plus 11% of        Other - $ 15,401     1,233
                                semi-annual revenues up to $675,000                           -----
                                per year, plus 35% of annual revenues                       142,720
                                in excess of $675,000, plus 8% of                           -------
                                monthly other revenues

  Chambersburg, PA  $107,663    14.2% of quarterly room revenues up      Rooms - $529,983  $120,306     $228,806
                                to $960,000 per year, plus 8.5% of semi- Other - $ 10,470       837
                                annual room revenues up to $960,000                             ---
                                per year plus 35% of annual revenues                        121,143
                                in excess of $960,000, plus 8% of                           -------
                                monthly other revenue

  Dahlgren, VA      $153,096    14.0%  of quarterly room revenues,       Rooms - $879,714  $232,756     $388,044
                                plus 6.5 % of semi-annual room           Other - $ 27,406     2,192
                                revenues, plus 30% of annual room                             -----
                                revenues in excess of $705,000,                             234,948
                                plus 8% of monthly other revenues                           -------

  Dublin, VA        $253,350    17.5% of quarterly room revenues,        Rooms $1,418,609  $433,200     $689,691
                                plus 10.0 % of semi-annual room          Other -  $39,257     3,141
                                revenues, plus 30% of annual room                          --------
                                revenues in excess of $1,275,000,                          $436,341
                                plus 8% of monthly other revenues                          --------

  Elizabethton, TN  $  96,950   14.5% of quarterly room revenues,        Rooms $549,938    $120,986     $219,273
                                plus 7.5% of semi-annual room            Other  $16,709       1,337
                                revenues, plus 30% of annual room                          --------
                                revenues in excess of $560,000,                            $122,323
                                plus 8% of monthly other revenues                          --------

                                                                                                       Aggregate
                                                                                          Aggregate    Percentage
                      Annual            Percentage                             Hotel      Percentage   Rent Plus
                    Base Rent         Rent Formula                            Revenue        Rent      Base Rent
                    ---------         ------------                            -------     ----------   ----------
  Farmville, VA     $132,432    16.0% of quarterly room revenues,      Rooms-  $736,511    $213,763     $347,681
                                plus 9.5% of semi-annual room          Other -  $18,750       1,486
                                revenues, plus 30% of annual room                          --------
                                revenues in excess of $650,000, plus                       $215,249
                                8% of monthly other revenues                               --------

  Gettysburg, PA    $184,069    14.5% of quarterly room revenues up    Rooms - $995,498    $238,920     $424,239
                                to $1,400,000 per year, plus 9.5% of   Other - $ 15,625       1,250
                                semi-annual room revenues up to                               -----
                                $1,400,000 per year, plus 35% of room                       240,170
                                revenues in excess of $1,400,000, plus                      -------
                                8% of total other revenues

  Morgantown, WV    $210,136    6.1% of quarterly room revenues,       Rooms -$1,280,380    $428,420    $644,049
                                plus 24.0% of semi-annual room         Other -$   68,673       5,493
                                revenues, plus 33% of annual room                           --------
                                revenues in excess of $1,150,000,                           $433,913
                                plus 8% of monthly other revenues                           --------

  Murphy, NC        $ 95,197    11% of quarterly room revenues up,     Rooms - $585,372     $122,928    $219,165
                                to $740,000 per year plus 10% of       Other - $ 13,006        1,040
                                semi annual room revenues up to                                -----
                                $740,000 per year, plus 35% of annual                        123,968
                                revenues in excess of $740,000,                              -------
                                plus 8% of monthly other revenues

  New Castle, PA    $171,665    7.5% of quarterly room revenues up     Rooms - $926,194     $208,394    $381,810
                                to $1,000,000 per year, plus 15% of    Other - $ 21,902        1,751
                                semi-annual room revenues up to                                -----
                                $1,000,000 per year, plus 35% of                             210,145
                                annual room revenues in excess of                            -------
                                $1,000,000, plus 8% of monthly other
                                revenues

  Princeton, WV     $208,610    11.1% of quarterly room revenues,      Rooms - $745,468     $202,022    $411,982
                                plus 16.0 of semi-annual room          Other -  $16,872        1,350
                                revenues, plus 33% of annual room                           --------
                                revenues in excess of $875,000,                             $203,372
                                plus 8% of monthly other revenues                           --------
  Beacon Marina,
    Solomons, MD    $288,397    17.6% of quarterly room revenues,      Rooms-$1,129,361     $538,677    $851,070
                                plus 25.0% of semi-annual room         Other - $299,947       23,996
                                revenues, plus 25.1% of annual                              --------
                                room revenues in excess of                                  $562,673
                                $900,000, plus 8% of monthly other                          --------
                                revenues

Comfort Suites
  Dover, DE         $357,649    Fixed lease - $31,570 per month                                         $357,649

                                                                                                       Aggregate
                                                                                          Aggregate    Percentage
                      Annual            Percentage                             Hotel      Percentage   Rent Plus
                    Base Rent         Rent Formula                            Revenue        Rent      Base Rent
                    ---------         ------------                            -------     ----------   ----------
Rodeway Inns
  Wytheville, VA    $210,000    6.5% of quarterly room revenues,       Rooms - $577,813     $ 78,004    $288,544
                                plus 7.0% of semi-annual room          Other -   $6,750          540
                                revenues, plus 30.0% of annual                              --------
                                room revenues in excess of                                  $ 78,544
                                $815,000, plus 8% of monthly                                --------
                                other revenues

Days Inn
  Farmville, VA     $125,376    16% of quarterly room revenues         Rooms - $651,155     $166,044    $292,875
                                plus 9.5% of semi-annual room          Other -  $18,184        1,455
                                revenues, plus 30.0% of annual                              --------
                                room revenues in excess of $760,000,                        $167,499
                                plus 8% of monthly other revenues                           --------

Best Westerns
  Harlan, KY        $129,548    14.5% of quarterly room revenues       Rooms - $604,703     $172,340    $304,284
                                up to $800,000 per year, plus 14% of   Other - $ 29,947        2,396
                                semi-annual room revenues up to $800,000                       -----
                                per year, plus 35% of room revenues in                       174,736
                                excess of $800,000, plus 8% of monthly                       -------
                                other revenues

Best Western Suites -
  Key Largo, FL     $  73,184   14% of quarterly room revenues up      Rooms - $302,690     $ 72,646    $147,017
                                to $1,225,000 per year, plus 10% of    Other - $ 14,846        1,187
                                semi-annual room revenues up to                                -----
                                $1,225,000 per year, plus 35% of annual                       73,833
                                room revenues in excess of $1,225,000,                        ------
                                plus 8% of monthly other revenues

Holiday Inn Express
  Allentown, PA     $146,353    14.2% of quarterly room revenues up    Rooms - $723,662     $164,271    $311,753
                                to $1,250,000 per year, plus 8.5% of   Other - $ 14,113        1,129
                                semi-annual room revenues up to                                -----
                                $1,250,000 per year, plus 35% of annual room                 165,400
                                revenues in excess of $1,250,000, plus 8% of                 -------
                                monthly other revenues

  Danville, KY      $131,347    14.2% of quarterly room revenues up    Rooms - $713,659     $162,001    $295,851
                                to $900,000 per year, plus 8.5% of     Other - $ 31,285        2,503
                                semi-annual room revenues up to                                -----
                                $900,000 per year, plus 35% of annual                        164,504
                                room revenues in excess of $900,000,                         -------
                                plus 8% of monthly other revenues

  Gettysburg, PA    $115,974    14.5% of quarterly room revenues       Rooms - $641,741     $150,809    $267,764
                                up to $940,000 per year, plus 9% of    Other - $122,551          981
                                semi-annual room revenues up to                                  ---
                                $940,000 per year, plus 35% of annual                        151,790
                                room revenues in excessof $940,000,                           -------
                                plus 8% of monthly other revenues

Total             $3,302,922                                                              $4,023,271  $7,326,193
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

       None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

(a)    Market Information

       The Company completed its IPO on November 29, 1994. Shares of the Common Stock were sold for cash in connection with the IPO at the initial offering price of $6 per share. The shares were approved for listing on The Nasdaq SmallCap Market ("Small Cap"). The Company completed a second stock offering on July 21, 1995 for cash at the offering price of $7.75 per share. On October 30, 1996 the Common stock was approved for listing and began trading on The Nasdaq National Market ("NASDAQ"). The Company completed a third stock offering on December 6, 1996. Shares were sold for cash in connection with the third stock offering at the offering price of $8.25 per share. The high and low sales prices for the shares on NASDAQ during the period January 1, 1997 to December 31, 1997 were $13.00 and $8.00 per share, respectively. The closing sales price for the shares on NASDAQ as of March 24, 1998 was $11.25 per share. The table below sets forth the cash dividends per share and the high and low market price range for the fiscal quarters of 1995, 1996 and 1997.

                                                       MARKET PRICE RANGE
                                                  -----------------------------
                                                  Low                     High
                                                  ---                    ------
       1996
       First Quarter                              8.00                   9.125
       Second Quarter                             8.4375                 9.375
       Third Quarter                              8.25                   9.25
       Fourth Quarter                             8.25                   8.25

       1997
       First Quarter                              8.00                   10.50
       Second Quarter                             8.75                   11.125
       Third Quarter                             10.50                   11.875
       Fourth Quarter                            10.4375                 13.00

(b)    Holders

       As of March 4, 1998, the approximate number of holders of record of the shares was 110 and the approximate number of beneficial owners was 1097.

(c)    Dividends

       The Company paid quarterly dividends from the first quarter of the fiscal year ended December 31, 1995 through the end of the third quarter of 1997. At that time, the Company began paying monthly dividends and intends to continue to pay regular monthly dividends to its shareholders.

       The Company announced a monthly dividend of $.0675 per share for each shareholder of record as of January 30, 1998, February 27, 1998 and March 30, 1998, payable on March 12, 1998, April 10, 1998 and May 8, 1998, respectively.

       None of the dividends paid during the year ended December 31, 1997 represented a return of capital based upon earnings per share determined for income tax purposes.

       The Company expects to maintain its current dividend rate for 1998 unless actual results of operations, economic conditions or other factors differ from the assumptions used in its estimates. The actual cash flow that the Company will realize will be affected by a number of factors, including the revenue received from Leases and unanticipated capital expenditures. No assurance can be given that the Company's estimate will prove accurate.

       Future dividends paid by the Company will be at the discretion of the Board of Directors of the Company. The dividends will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual dividend requirements under the REIT, provisions of the Internal Revenue Code and such other factors as the Directors of the Company deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

           The following tables set forth (i) audited historical revenue and expenses and financial data for the Company and the Lessee for the period from November 29, 1994 (date of IPO) through December 31, 1994, and for each of the years in the three period ended December 31, 1997, (ii) audited selected historical balance sheet data for the Company as of December 31, 1996 and 1997, and (iii) selected combined historical operating and financial data for the Combined Selling Partnerships-Initial Hotels purchased in connection with the Company's IPO for the year ended December 31, 1993 and the eleven month period ended November 29, 1994, and pro forma operating and financial data for the year ended December 31, 1994. The selected historical balance sheet data of the Company as of December 31, 1996 and 1997, the selected historical operating and financial data of the Company and the Lessee for the period from November 29, 1994 through December 31, 1994 and for each of the years in the three year period ended December 31, 1997, and the selected combined historical operating and financial data for the Initial Hotels for the year ended December 31, 1993 and the period from January 1, 1994 through November 29, 1994 have been derived from the historical financial statements of the Company, the Lessee and the Initial Hotels audited by Reznick Fedder & Silverman, independent public accountants.

                  The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this Annual Report.

                        HUMPHREY HOSPITALITY TRUST, INC.
          SELECTED HISTORICAL REVENUE AND EXPENSES AND FINANCIAL DATA
                     (In thousands, except per share data)

                                             Period from
                                            November 29,
                                          1994 (Inception)
                                             Year Ended       Year Ended       Year Ended
                                              December         December         December       December
                                              31, 1994         31, 1995         31, 1996       31, 1997
                                              --------         --------         --------       --------
Operating data
   Percentage lease revenue (1)                 $273             $3,750          $3,958           7,326
   Other revenue                                   -                 21              47             106
                                                ----             ------          ------             ---
     Total revenue                               273              3,771           4,005           7,432

   Depreciation and amortization                  42                680             736           1,633
   Interest expense                               97              1,011             493           1,764
   Real estate and personal pro-
      perty taxes and property insurance          18                196             252             476
   General and administrative                     15                238             411             537
                                                ----             ------          ------            ----
      Total Expenses                             172              2,125           1,892           4,410
                                                 ---              -----           -----           -----
   Interest                                      101              1,646           2,113           3,022
   Minority interest                              29                396             435             465
                                                ----             ------          ------             ---
   Net income applicable to
      common shareholders                       $ 72             $1,250          $1,678          $2,557
                                                ====             ======          ======          ======

   Basic earnings per common share(2)           $.05               $.72            $.70            $.73
                                                ====               ====            ====            ====

   Diluted earnings per common share(2)         $.05               $.70            $.70            $.73
                                                ====               ====            ====            ====

                        HUMPHREY HOSPITALITY TRUST, INC.
                     SELECTED HISTORICAL BALANCE SHEET DATA
                     (In thousands, except per share data)

                                                                         December 31,     December 31,
                                                                             1996               1997
                                                                         -----------------------------
Balance Sheet Data
   Net investment in hotel properties.....                                  $21,405         $50,476

   Minority interest in Partnership.......                                   $3,247          $3,370

   Shareholders' equity...................                                  $18,145         $17,852

   Total assets...........................                                  $30,221         $53,799

   Total debt.............................                                   $8,185         $31,755

                        HUMPHREY HOSPITALITY TRUST, INC.
                      SELECTED FINANCIAL DATA - Continued
                     (In thousands, except per share data)

                                             Period from
                                            November 29,
                                          1994 (Inception)
                                               through      Year Ended   Year Ended        Year Ended
                                              December       December     December          December
                                              31, 1994       31, 1995     31, 1996          31, 1997
                                              --------       --------     --------          --------
Other Data

   Funds from operations (3)                     $139        $2,132         $2,723           $4,548
   Weighted avg. shares outstanding
      Basic                                 1,321,800     1,742,533      2,410,252        3,481,700
      Diluted                               1,849,666     2,365,883      3,033,602        4,139,073
   Net cash provided by (used in)
     operating activities                        $170        $1,334         $2,751           $3,680
   Net cash provided by (used in)
     investing activities                     $(4,840)       $ (619)       $(1,967)        $(29,406)
   Net cash provided by (used in)
     financing activities                    $  5,223      $ (1,100)        $6,148          $18,829


                     HUMPHREY HOSPITALITY MANAGEMENT, INC.
                    SELECTED HISTORICAL REVENUE AND EXPENSES
                     (In thousands, except per share data)

                                             Period from
                                            November 29,
                                          1994 (Inception)
                                              through       Year Ended     Year Ended     Year Ended
                                              December       December        December      December
                                              31, 1994       31, 1995        31,1996       31, 1997
                                              --------       --------        -------       --------
Room revenue                                    $459           $7,499         $7,942      $15,581
Other revenue (4)                                 38              556            637          871
                                                ----           ------         ------          ---
   Total revenue                                 497            8,055          8,579       16,452

Hotel operating expenses                         314            4,167          4,591        8,716
Percentage lease payments (1)                    273            3,750          3,957        7,326
                                               -----            -----          -----        -----

Net (loss) income                              $(90)             $138            $31         $410
                                               ====              ====            ===         ====

                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS
         SELECTED HISTORICAL AND PRO FORMA OPERATING AND FINANCIAL DATA
                     (In thousands, except operating data)

                                                                                                  PRO
                                                                        HISTORICAL               FORMA
                                                                        ----------               -----
                                                                  1993            1994 (5)       1994 (5)
                                                                 ------           --------       --------
Financial Data
   Room revenue                                                  $6,627           $6,583          $7,042
   Other revenue                                                    704              715             752
                                                                  -----           ------           -----

   Total revenue                                                  7,331            7,298           7,794

   Operating expenses                                             4,603            4,513           4,827
                                                                  -----            -----           -----

   Operating income before interest,
       depreciation, and amortization                             2,728            2,785           2,967

   Interest                                                       1,272            1,062           1,159

   Depreciation and amortization                                    776              690             732
                                                                  -----            -----           -----

   Net income (loss)                                             $  680           $1,033          $1,076

Other Data
   Net cash provided by  operating activities                    $1,503           $1,698          $1,896

   Net cash used in investing activities                         $  (40)           $ (373)        $ (373)

   Net cash used in financing activities                        $(1,275)           $ (985)        $ (985)

Operating Data
   Total available room nights                                  202,608          203,062

   Average daily rate                                            $43.79           $46.68

   Average occupancy                                              74.7%            74.3%

   REVPAR                                                        $32.71           $34.68

------------

(1) Represents annual Base Rent plus aggregate Percentage Rent and Fixed Rent paid by the Lessee to the Partnership or the Subsidiary Partnership pursuant to the Percentage Leases and the Fixed Lease, which payments are calculated by applying the rent provisions in the Percentage Leases to the historical room revenue of the Hotels.

(2) Represents basic and diluted earnings per share computed in accordance with FAS No, 128, adopted by the Company during 1997. Basic earnings per share is computed as net income available to common shareholders divided by the weighted average common shares outstanding and diluted earnings per share is computed as income before minority interests divided by the weighted average common shares outstanding plus the assumed conversion of the units held by minority interests. The adoption of FAS No. 128 did not have a material effect on prior years.

(3) Management considers Funds from Operations ("FFO") to be a market accepted measure of an equity REIT's cash flow which management believes reflects on the value of real estate companies such as the Company, in connection with the evaluation of other measures of operating performances. All REIT's do not calculate FFO in the same manner, therefore, the Company's calculation of Funds From Operations may not be the same as the calculation of FFO for similar REITs. Beginning with the year ended December 31, 1997, the Company changed the way it computes FFO. The Company believes that its new method of computing FFO is more consistent with the guidelines established by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) for calculating FFO. FFO, as defined under the NAREIT standard, represents net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization of real property, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation and amortization and minority interest were the only non-cash adjustments. Funds from Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or debt service with respect to the hotel properties.

         The following table computes FFO under both the new method and the method formerly utilized by the Company:

                                         Period from                  Year Ended
                                         November 29, 1994            December 31,
                                         through               ------------------------
                                         December 31,1994      1995        1996    1997
                                         ----------------      ----        ----    ----
         Net income applicable to
           holders of common shares           $ 72             $1,250     $1,678  $2,557

         Add:
           Minority interests                   29                396        435     465
           Depreciation and
             amortization                       38                486        610   1,502
           Amortization of franchise costs       -                  -          -      24
                                            ------          ---------   -------- -------

         Funds From Operations
           (new method)                        139              2,132      2,723   4,548

         Amortization of loan costs              4                194        126     107
                                            ------            -------     ------  ------

         Funds From Operations
           (old method)                       $143             $2,326     $2,849  $4,655
                                              ====             ======     ======  ======

(4) Represents marina revenue (for the Comfort Inn-Beacon Marina, Solomons, Maryland and the Best Western Suites Hotel in Key Largo, Florida only), telephone revenue, restaurant revenue and other revenue.

(5) The Historical 1994 operating data of the Initial Hotels is for the period January 1, 1994 through November 28, 1994. The pro forma 1994 operating data represents the historical operating data of the Initial Hotels for the period January 1, 1994 through November 28, 1994 and the Lessee for the period November 29, 1994 through December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's principal source of revenue is from payments by the Lessee under the Leases. The principal determinants of Percentage Rent are the Hotels' room revenue, and to a lesser extent, other revenue. The Lessee's ability to make payments to the Partnership under the Percentage Leases is dependent on the operations of the Hotels.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996

THE COMPANY

         The Company's total revenues for the twelve month period ended December 31, 1997 consisted substantially of Percentage Lease revenue recognized pursuant to the Percentage Leases, as well as Fixed Lease revenue related to the Comfort Suites-Dover, DE Hotel. The Company's revenue was approximately $7,432,000, an increase of 85.6% compared to revenue of $4,005,000 for the year ended December 31, 1996. Net income for the period was approximately $2,557,000, an increase of 52.4% compared to 1996 net income of approximately $1,678,000. The increase in both revenue and net income is attributable to the acquisition of 10 hotels and the development of the Comfort Suites-Dover, DE Hotel. Interest expense increased as a result of increased borrowings under the Credit Facility. These funds were utilized to acquire and develop the above noted Hotels in 1997. General and administrative expenses increased as the result of fees incurred from auditing the financial performance of the Hotels acquired and from the land leases associated with the purchase of the hotels in Comfort Inn-Gettysburg, PA and Best Western-Harlan, KY Hotels.

THE LESSEE

         The Lessee's revenues increased by $7,874,000, or 92 %, to $16,452,000 for the year ended December 31, 1997, as compared to $8,579,000 of revenue for 1996. The Lessee's net income for the year ended December 31, 1997 increased approximately $379,000 to $410,000 compared to approximately $31,000 for the year ended December 31, 1996. Average occupancy for the Hotels remained at 70% for the year ended December 31, 1997 (the same as average occupancy for the year ended December 31, 1996). The average daily rate at the hotels increased to $56.21 for the year ended December 31, 1997 or 12% compared to $50.27 for the same period in 1996. The increases in revenue and net income are the result of adding eleven new Hotels to the portfolio in 1997. The increase in average daily rate resulted from the addition of the Comfort Suites-Dover, DE and the Best Western Suites-Key Largo, FL Hotels during 1997. These Hotels generated a greater average daily rate than the remainder of the hotels. REVPAR increased to $39.24 for the year ended December 31, 1997, or an increase of $4.07 compared to $35.17 for the same period in 1996. The increase is attributed to acquisition in 1997 of hotels with higher room rates than existed for the Hotels owned in 1996.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995

THE COMPANY

         The Company's total revenues for the twelve month period ended December 31, 1996, consisted substantially of Percentage Lease revenue recognized pursuant to the Percentage Leases. The Company's revenue was approximately $4,005,000, up 6.2% as compared to revenue of $3,771,000 for the period ended December 31, 1995. Net income for the period was approximately $1,678,000, improving 34.2% as compared to net income of $1,250,000 for the period ended December 31, 1995. The improvement in revenue is attributed to the addition of the Days Inn-Farmville, VA Hotel, which substantially strengthened the Company's market position for the Hotels located in Farmville, Virginia. The improvement in net income is attributed to the additional revenue from the Days Inn-Farmville, VA Hotel and the refinancing and/or retirement of Company debt on the Hotels located in Solomons, Maryland; Dahlgren, Virginia; Elizabethton, Tennessee; Princeton, West Virginia and Farmville, Virginia in connection with the acquisition of the Credit Facility.

THE LESSEE

         The Lessee's net income for the period ended December 31, 1996 was approximately $31,000. The Lessee's revenues increased by approximately $524,000, or 6.5%, to $8,579,000 for the twelve months ended December 31, 1996, as compared to $8,055,000 of revenue for the same period of 1995. Occupancy for the Hotels decreased from 71.6% for the year ended 1995, to 70% for the year ended 1996. The decrease in occupancy is attributed to decreased business activity at the Hotels located in Dublin, Virginia and Elizabethton, Tennessee and to record snowfall in the first quarter of 1996. In 1995, the Company's Hotels in Dublin, Virginia and Elizabethton, Tennessee received business from nearby industrial construction projects. The construction projects were substantially completed during 1995. The Days Inn-Farmville, VA Hotel has an annual occupancy below the average for the Company; accordingly, its inclusion for 1996's occupancy lowers the average occupancy for all the Hotels. The average daily rate at the Hotels increased to $50.27 for the year ended December 31, 1996, or 3.6%, as compared to $48.53 for the same period of 1995. Revenue per available room (REVPAR) increased to $35.17 for 1996, from $34.74 for the same period in 1995. Lessee operating expenses increased by approximately $424,000, or 10.2%, for the twelve months ended December 31, 1996 as compared to operating expenses for the same period in 1995. Operating expenses increased due to the consolidation of the Lessee and the Operator, and the addition of management personnel. Additional management personnel were hired to accommodate anticipated additional hotel acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY -

       The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments received from the Lessee. The Lessee's obligations under the Leases are unsecured. The Lessee's ability to make rent payments, and the Company's liquidity, including its ability to make distributions to common shareholders, is dependent on the Lessee's ability to generate sufficient cash flow from the operation of the Hotels.

       The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters, with the exception of the Best Western Suites-Key Largo, FL Hotel. The Best Western Suites-Key Largo, FL Hotel is busiest in the first and fourth quarters of the year. To the extent that cash flow from operating activities is insufficient to provide all of the estimated monthly distributions (particularly in the first quarter), the Company anticipates that it will be able to fund any such deficit from future working capital.

       The Company's Funds from Operations ("FFO") was $4,548,000 for the year ended December 31, 1997, which is an increase of $1,825,000, or 67%, over FFO in the comparable period in 1996, which was $2,723,000, or $1.10 and $.90, respectively, per common share. Most of the improvements in FFO can be attributed to the completion and opening of the Comfort Suites-Dover, DE Hotel and the acquisition of ten Hotels between February 1997 and September 1997. Management considers FFO to be a market accepted-measure of an equity REIT's cash flow, which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performance. Beginning with the year ended December 31, 1997, the Company changed the way it computes FFO. The Company believes that its new method of computing FFO is more consistent with the guidelines established by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") for calculating FFO. FFO, as defined under the NAREIT standard, consists of net income computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization of real estate assets after adjustments for unconsolidated partnerships and joint ventures. For the period presented, depreciation and amortization and minority interest were the only non-cash adjustments.

       FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of operating performance or to cash flows form operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or debt service with respect to the hotel properties. FFO may not be comparable to other similarly titled measures of operating performance disclosed by other REITS.

       The computation of historical Funds From Operations is as follows (in thousands):

                                                      Historical Twelve         Historical Twelve
                                                     Month Period Ended        Month Period Ended
                                                      December 31, 1996         December 31, 1997
                                                     ------------------        ------------------
Net income before minority interests                       $  2,113                   $  3,022
Depreciation                                                    610                      1,502
Amortization of initial franchise costs                           -                         24
                                                           --------                   --------
Funds From Operations (new method)                            2,723                      4,548
Amortization of loan costs                                      126                        107
                                                           --------                   --------
Funds From Operations (former method)                      $  2,849                   $  4,655
                                                           ========                   ========

       The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations and existing cash balances. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of dividends by the Company in accordance with REIT requirements.

       The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional securities of the Company, or, in connection with acquisitions of hotel properties, the issuance of units of limited partnership interests in the Partnership.

DEBT

       The Company's indebtedness consists of only long-term debt. At December 31, 1997, the Company's long-term debt had an outstanding principal balance of approximately $31.7 million and is secured by the Hotels as follows:

           Approximately $25.5 million from the Credit Facility which is secured by and cross-collateralized by seventeen Hotels. The interest rate on the Credit Facility is variable at 25 basis points above prime rate, at a current rate of 8.75% per annum. The Credit Facility matures in April 1999.

           Approximately $3.9 million, secured by first deeds of trust on the Hotels in Wytheville, VA and Morgantown, WV. Interest accrues at the rate necessary to remarket bonds at a price equal to 100% of the outstanding principal balance. The rate is adjusted weekly and is not to exceed 15% for the Wytheville, VA Hotel and 11.3636% for the Morgantown, WV Hotel. At December 31, 1997, the interest rate was 4.15%. In addition, letter of credit fees and financing fees increase the effective rate on the bonds. The letters of credit expire in November 1999 for the Wytheville, VA Hotel and in April 2000 for the Morgantown, WV Hotel.

           Approximately $2.3 million, secured by a first deed of trust on the Comfort Inn-Dublin, VA Hotel. The outstanding balance bears interest at a fixed annual rate of 7.75% per annum with additional underwriters' fees increasing the rate to 8%.. The debt matures in November 2005. The debt is non-recourse.

       The approximate aggregate annual principal payments and payments to bond sinking funds for the three years following December 31, 1997 are as follows:

                        1998                          $195,000
                        1999                       $25,661,000
                        2000                          $225,000

INFLATION

       Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the Lessee's ability to raise room rates in the face of inflation.
Industry-wide ADR generally has failed to keep pace with inflation since 1987.

SEASONALITY OF HOTEL BUSINESS AND THE HOTELS

       The Hotel industry is seasonal in nature. Generally, hotel revenues for hotels operating in the geographic areas in which the Hotels operate are greater in the second and third quarters than in the first and fourth quarters, with the exception of the Best Western Suites-Key Largo, Florida, which is busiest in the first and fourth quarters of the year. The Hotel's operations historically reflect this trend. Although the hotel business is seasonal in nature, the Company believes that it generally will be able to make its expected distributions by using undistributed cash from the second and third quarters to fund any shortfall in cash flow from operating activities from the Hotels in the first and fourth quarters.

OTHER INFORMATION

       Effective May 22, 1997 the Company's Board of Directors adopted a resolution increasing the Company's limit on consolidated indebtedness from 50% to 55% of the aggregate purchase price of the Hotels in which it has invested. The aggregate purchase price paid by the Company for the Hotels as of December 31, 1997 was approximately $58 million. As of December 31, 1997, the Company's total outstanding indebtness represented approximately 54.8% of the aggregate purchase price of the Hotels.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this Item 8 is included as a separate section of this annual report on Form 10-K. See Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         The Board of Directors consists of six members, all of whom serve one year terms. Certain information regarding the directors and executive officers of the Company is set forth below.

         James I. Humphrey, Jr., Member of the Acquisition Committee, Chairman of the Board, President and Secretary. Mr. Humphrey, age 56, is President and sole shareholder of Humphrey Associates, Inc., and has held that position since 1978. Humphrey Associates, Inc. is a full-service real estate corporation. Mr. Humphrey also served as President of the Operator from 1989 to 1994. He currently serves on the Credit Assurance Review Committee of the Maryland Housing Fund and has served on the Governor's Housing Task Force in Maryland, the Maryland Housing Policy Commission and the Maryland International Division Private Sector Advisory Council. Mr. Humphrey is a graduate of the University of Maryland and obtained an M.B.A. degree from Loyola College.

         Margaret Allen, Director and member of the Audit and Acquisition Committees. Ms. Allen, age 53, is Chief Executive Officer and 50% owner of AGM Financial Services, Inc. ("AGM"), which she co-founded in 1990. AGM is a mortgagee licensed by the Federal Housing Authority (the "FHA"), a division of the United States Department of Housing and Urban Development. As a licensed mortgagee, AGM represents borrowers who wish to obtain mortgage insurance from the FHA for multifamily housing, assisted living facilities and nursing homes. Prior to 1990, Ms. Allen was a Regional Vice President for ABG Financial Services, Inc., a FHA licensed mortgagee. Ms. Allen currently serves on the Credit Assurance Review Committee of the Maryland Department of Housing and Community Development, the Board of Directors of the Baltimore City Chapter of the Home Builders Association of Maryland and the Insured Projects Committee of the Mortgage Bankers Association. She has served on the Maryland Housing Policy Commission and chaired that commission from 1991-1992. Ms. Allen is a graduate of the University of California, Berkeley.

         Jeffrey M. Zwerdling, Esq., Director and member of the Audit and Acquisition Committees. Mr. Zwerdling, age 53, is Managing Partner at the law firm of Zwerdling and Oppleman located in Richmond, Virginia. Mr. Zwerdling specializes in commercial real estate law and general litigation. He is presently Vice President and Director of The Corporate Center, the owner of a 225,000 square foot office park complex located in Richmond, Virginia. Mr. Zwerdling is a graduate of Virginia Commonwealth University and obtained his J.D. degree from William & Mary Law School.

         George R. Whittemore, Director. Mr. Whittemore, age 48, is President of Mills Value Advisor, Inc., a registered investment advisor and is Senior Vice President of Anderson & Strudwick Incorporated, which served as underwriter for the Company's three previous public stock offerings. Mr. Whittemore is also a consultant of Mills Management II, Inc., which is the manager and a member of a privately-held limited liability company that was formed to, among other things, acquire hotels that are substantially similar to the Company's hotels. He served as a director and the President and Managing Officer of Pioneer Federal Savings Bank and its parent Pioneer Financial Corporation from September 1982 until these institutions were acquired by a merger with Signet Banking Corporation in August 1994. Mr. Whittemore joined Pioneer Federal Savings Bank in 1975 as Treasurer and was made Executive Vice President in March 1982. He is a graduate of the University of Richmond.

         Dr. Leah T. Robinson, Director. Dr. Robinson, age 66, is a clinical psychologist in a part-time private practice. She was a member of the faculty of Virginia Commonwealth University until 1973 when she joined Psychiatric Associates of Tidewater, remaining with this group until it dissolved in 1989.

         Andrew A. Mayer, M.D.,  Director and member of the Audit Committee.
Dr. Mayer, age 63, is presently retired. He was a partner of Medical Center Radiologists from 1965 to 1992 and served as a Director and Treasurer until 1991. Dr. Mayer was also Chief of Radiology at Leigh Memorial Hospital, Norfolk, Virginia. Dr. Mayer served as a Director of Mills Value Fund, a mutual fund, from July 1988 to December 1991, and has served as managing partner for partnerships formed to develop and own residential and commercial property.

Director Meetings

         The business of the Company is under the general management of its Board of Directors as provided by the Company's Bylaws and the laws of Commonwealth of Virginia, the Company's state of incorporation. The Company's Bylaws provide that a majority of members of the Board of Directors must be independent directors. There are presently six directors, including four independent directors. The Board of Directors held four meetings in 1997.

         The Company has an Acquisition Committee and an Audit Committee of its Board of Directors. The Company may, from time to time, form other committees as circumstances warrant. Such committees have authority and responsibility as delegated by the Board of Directors.

Audit Committee

         The Audit Committee consists of three Independent Directors, Ms. Allen and Messrs. Zwerdling and Mayer. The Audit Committee will make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plans and results of the audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of the Company's internal accounting controls. The Audit Committee, with advice from the Company's attorneys and independent public accountants, will establish procedures to monitor compliance with the REIT provisions of the Code and the Securities Exchange Act of 1934, as amended, and such other laws and regulations applicable to the Company. The Audit Committee met twice in 1997.

Acquisition Committee

         The Board of Directors has established an Acquisition Committee, which currently consists of Ms. Allen and Messrs. Zwerdling and Humphrey. The Acquisition Committee will review potential hotel acquisitions, visit the sites of proposed hotel acquisitions, review the terms of proposed Percentage Leases for proposed hotel acquisitions and make recommendations to the Board of Directors with respect to proposed acquisitions. The Acquisition Committee met four times in 1997.

Compensation of Directors

         On May 22, 1997, the Board of Directors unanimously voted to increase the annual fees paid to them by the Company for serving on the Board from $10,000 per year to $15,000 per year effective for the last three quarters of 1997. The Board's action was designed to make their fees more comparable to those of other public companies (including REITs) that are of similar size to the Company. On September 9, 1997, the Board of Directors voted to utilize their full annual fees, with the exception of the fees received by Mr. Humphrey, to purchase Common Stock on the open market, and to exercise their reasonable best efforts to do so within ten days of receipt of such fees.

Compliance with Section 16(A) of the Securities and Exchange Act

         The Company's directors, executive officers and owners of more than 10% of the common shares are required under the Securities and Exchange Act of 1934 to file reports of ownership with the SEC. Copies of these reports must also be furnished to the Company.

         Based solely on review of the copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required; the Company believes that during 1997, all filing requirements applicable to its officers, directors and 10% shareholders were met.


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

Security ownership of beneficial owners of more than five percent (5%) of capital stock:

                                                     Amount and Nature
Name & Address of Beneficial                             of Beneficial                   Percent of
       Owner                                              Ownership                       Class (1)
---------------------------                          ------------------                 -------------
James I. Humphrey, Jr.                                     657,373   (1)                   15.9%
12301 Old Columbia Pike, Suite 300
Silver Spring, MD  20904

Mr. James T. Martin                                        322,547   (2)                    9.3%
Odyssey Capital Req.
6 Front Street
Hamilton, HM11 BERMUDA

Equitable Companies, Inc.                                  321,300   (3)                    9.2%
787 Seventh Avenue
New York, NY  10019

Smith Barney Mutual Funds Management, Inc.                 191,300   (4)                    5.5%
388 Greenwich Street
New York, NY  10013

(1) Assumes that all Units held by James I. Humphrey and his Affiliates are redeemed for shares of Common Stock.

(2) Based on information contained in Schedule 13D/A, dated April 28, 1997, and filed with the SEC on May 1, 1997.

(3) Based upon information contained in Schedule 13G/A, dated February 10, 1998, and filed with the SEC on February 17, 1998.

(4) Based upon information contained in Schedule 13D dated February 5, 1997 and filed with the SEC on February 6, 1997.

Security Ownership by Management

         The following table sets forth certain information as of February 28, 1998 regarding the beneficial ownership of Common Stock by (i) each Director of the Company, (ii) each officer of the Company, and (iii) by all Directors and executive officers of the Company as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

                                                     Amount and Nature
Name of Beneficial                                       of Beneficial                  Percent of
      Owner                                               Ownership                        Class
---------------                                      -----------------                  ----------
James I. Humphrey, Jr.                                     657,373   (1)                   15.9%

Margaret Allen                                               3,846                             -   (3)

Jeffrey M. Zwerdling                                        59,062   (2)                    1.7%

George R. Whittemore                                        92,952                          2.7%

Dr. Leah T. Robinson                                        86,165                          2.5%


                                                     Amount and Nature
Name of Beneficial                                       of Beneficial                  Percent of
      Owner                                               Ownership                        Class
---------------                                      -----------------                  ----------
Andrew A. Mayer, M.D.                                       90,552                          2.6%
                                                          --------                        -----
All directors and executive officers as a group
(7 persons)                                                989,650                         23.9%

---------------
(1) Represents 522,587 shares issuable to Mr. Humphrey directly upon redemption of his Units, 5,279 shares issuable to Humphrey Associates, Inc. upon redemption of its Units, 95,484 shares issuable to Farmville Lodging Associates, LLC upon redemption of its Units, and 34,023 shares issuable to Humphrey-Key Largo upon redemption of its Units. Mr. Humphrey is the sole shareholder of Humphrey Associates, Inc. and the majority member of Farmville Lodging Associates, LLC. The redemption rights are exercisable at any time subject to certain conditions.

(2) Includes 33,087 shares of Common stock owned by Mr. Zwerdling and 25,975 shares of Common Stock over which Mr. Zwerdling has dispositive power.

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

         The Partnership acquired the Days Inn-Farmville, VA Hotel in exchange for (i) 95,484 Units, which are redeemable, subject to certain limitations, for an aggregate of approximately 95,484 shares of common stock and (ii) assumption of approximately $1.2 million of debt secured by that Hotel, which was repaid immediately with proceeds of the Company's second public stock offering.

         The Partnership acquired the Best Western Suites-Key Largo, Florida Hotel pursuant to a purchase agreement that was assigned to the Partnership by Humphrey Key Largo. Pursuant to the assignment of the purchase agreement, Humphrey Key Largo received 34,023 Units.

         The Humphrey Affiliates own 657,373 Units with a value of approximately $7.2 million based on the last bid price on March 24, 1998. Upon exercise of the Redemption Rights, which are currently all exercisable, all of such Units are redeemable on a one-for-one basis for shares of stock or for an equivalent cash value at the sole election of the Company or if the issuance of shares of stock would result in any person owning more than 9.9% of the outstanding shares of stock.

Guarantees by Mr. Humphrey

         At December 31, 1997, Mr. Humphrey guaranteed, jointly and severally with the Company, the payment of interest and principal on approximately $5.9 million of the Company's outstanding long-term debt. The debt is secured by 19 of the Hotels.

Leases

         During 1997, the Partnership and the Lessee were parties to Percentage Leases and one Fixed Lease with respect to each Hotel owned by the Partnership. Each Lease has a non-cancelable term of ten years, which may be renewed for an additional term of five years at the Lessee's option, subject to earlier termination upon the occurrence of defaults thereunder and certain other events described therein. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay Base Rent and Percentage Rent on the revenue of the hotels and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of rent, operating and other expenses. Payments of rent under the Leases constituted all of the Partnership's and the Company's revenue. For the period January 1, 1997 through December 31, 1997, the Lessee incurred an aggregate of $7,326,193 in rent under the Leases.

Franchise Licenses

         The Lessee, which is owned by Mr. Humphrey, holds all of the franchise licenses for the Hotels currently owned by the Partnership and is expected to hold all of the franchise licenses for any subsequently acquired hotel properties. During 1997, the Lessee paid franchise fees in the aggregate amount of approximately $875,104.

Non-Competition Agreement and Option Agreement

       Pursuant to the Non-Competition Agreement among Mr. Humphrey, Humphrey Associates, Inc., and the Company, while Mr. Humphrey is an officer or director of the Company or has any ownership interest in the Company, and for five years thereafter, neither Mr. Humphrey nor any affiliate of Mr. Humphrey, will acquire, develop, own, operate, manage or have any interest in any hotel that is within 20 miles of a Hotel in which the Company or the Partnership has invested. The Board of Directors, including a majority of the Independent Directors, have agreed to waive the provisions of the Non-Competition Agreement as they apply to Humphrey Development's right to purchase the Dover, DE Hotel. The 20 mile prohibition may be waived by the Company's independent directors if they determine that such development, ownership, management, or operation will not have a material adverse affect on the operations of one or more of the hotels in which the Company has invested. In addition, Mr. Humphrey has agreed that neither he nor any of his affiliates will receive any brokerage commissions or other fees with respect to hotels purchased by the Company.

       Pursuant to the Option Agreement among Mr. Humphrey, Humphrey Associates, Inc. and the Company, the Company will have an option to acquire any hotels acquired or developed by Mr. Humphrey or any Humphrey Affiliates. At any time during 12 months after a hotel is acquired by, or after the opening of a hotel developed by Mr. Humphrey or any of his Affiliates, the Company may purchase the applicable hotel under the option for a price equal to the fair market value of the hotel, as determined by independent third-party appraisal, but in no event less than the sum of the following: (i) acquisition or development costs paid to unaffiliated third parties, (ii) capitalized interest expense, (iii) the amount of equity investment in the hotel, including the cash investment or advances of Mr. Humphrey and the Humphrey Affiliates, if any (to the extent not covered in sections (i) and (ii)), and (iv) a cumulative, non-compounded return on the equity investment not to exceed the prime rate, as reported by the Wall Street Journal, Eastern Edition, plus five percent (less any net cash flow received by Mr. Humphrey or any Humphrey Affiliates with respect to such equity investment). The Company currently anticipates that any such acquired or developed hotel will have achieved stabilized operating revenue before the Company would consider purchasing such hotel from Mr. Humphrey or any Humphrey Affiliates. All transactions to acquire additional properties and any and all transactions between the Company, the Partnership or the Subsidiary Partnership and Mr. Humphrey or the Humphrey Affiliates must be approved by a majority of the Company's directors, including a majority of its independent directors. In addition, the Option Agreement provides that in the event the Company acquires a hotel from Mr. Humphrey or any of his affiliates in connection with the Company's issuance of additional securities, Mr. Humphrey or any Humphrey Affiliates may receive consideration for such property in additional

Units provided that his and the Humphrey Affiliates' interests in the Partnership shall not exceed 28.54% of the total limited partnership interest in the Partnership.

         Pursuant to a Development Agreement between the Company and Humphrey Development Company, Humphrey Development holds the right to purchase the Comfort Suites-Dover DE Hotel from the Company in January 2002 for $2,795,910.

Other

       Charles A. Mills, III, who, until his resignation on March 23, 1998, was the Vice President, Treasurer, and a director, is Senior Vice President and Chairman of A & S. George E. Whittemore, who is a director of the Company, is Senior Vice President of A & S. A& S was the underwriter of the Company's previous three underwritings and received approximately $1,755,000 in investment banking fees in connection with the three underwritings. A & S also served as underwriter for $2,460,000 in principal amount fixed rate first mortgage refunding revenue bonds, series 1995 issued by the Industrial Development Authority of Pulaski County, which are serviced by the Comfort Inn - Dublin; VA, and receives an ongoing fee equal to 0.25% of the outstanding principal of those bonds.

       The Company executed an amended development services agreement (the "Development Agreement") with Humphrey Development, pursuant to which Humphrey Development provided construction supervision and paid all development costs in excess of $2,795,910 in exchange for a right to purchase the Dover, DE Hotel from the Company in January 2003 for $2,795,910.

       The Company has an agreement with the Lessee to provide accounting and securities reporting services for the Company. The initial Services Agreement provided that these services would be provided to the Company for a fixed fee of $80,000 per year, notwithstanding the size of the Company's portfolio. On November 6, 1996, the Company amended the Services Agreement to provide for such services for an initial annual fee of $30,000 per year for as long as the Company's portfolio includes the Initial Hotels and the Dover, Delaware Hotel. The amended Services Agreement provides that the fee for such services will increase $10,000 per year (prorated from the time of acquisition) for each additional hotel added to the Company's portfolio. Under the terms of the amended Services Agreement, the services fee cannot exceed $100,000 in any year.

       Effective March 17, 1998, Charles A. Mills, III, resigned from his positions as Vice President, Treasurer and Director of the Company to devote more attention to his other business interests. Mr. Mills is the Senior Vice President, Chairman and largest shareholder of A & S and has served on the Company's Board of Directors since its IPO on November 29, 1994. The Company will enter into a Capital Consulting Agreement with Mr. Mills, who will continue to provide the Company with advice as to future equity offerings and access to capital markets generally. Under the terms of the Capital Consulting Agreement, which has a one year term, the Company will pay Mr. Mills $20,000 plus .25% of the net proceeds from public equity offerings over the next year.

Forward-Looking Statements

       This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements relate to future events, the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(a)   Financial Statements

      Humphrey Hospitality Trust, Inc.
          Independent Auditors' Report
          Consolidated Balance Sheets as of December 31, 1996 and 1997                                          35
          Consolidated Statements of Income for the Years Ended December 31, 1995, 1996 and 1997                36
          Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1995, 1996 and 1997  38
          Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997            39
          Notes to Consolidated Financial Statements                                                            41
          Schedule III - Real Estate and Accumulated Depreciation                                               56
          Notes to Schedule III - Real Estate and Accumulated Depreciation                                      58

      Humphrey Hospitality Management, Inc.
          Independent Auditors' Report                                                                          59
          Balance Sheets as of December 31, 1996 and 1997                                                       60
          Statements of Operations for the Years Ended December 31, 1995,  1996 and 1997                        61
          Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 1995, 1996 and 1997     62
          Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997                         63
          Notes to Financial Statements                                                                         64

All other schedules have been omitted since the required information is not applicable, or because the information required is included in the financial statements, including the notes thereto

(b)      Reports on Form 8-K

                  None

(c)      Exhibits

         1.1      Form of Underwriting  Agreement  (incorporated by reference to
                  Exhibit 1.1 to the registration Statement on Form S-11 (Registration No. 333-48583)).

         10.1 Declaration of Trust of Humphrey Hospitality REIT Trust (incorporated by reference to Exhibit 10.1 to the registration Statement on Form S-11 (Registration No. 333-48583)).

         10.2 Bylaws of Humphrey Hospitality REIT Trust incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-11 (Registration No. 333-48583)).

         10.3 Agreement of Purchase and Sale dated March 26, 1997 between 344 Associates Limited partnership and Humphrey hospitality limited Partnership for the Comfort Inn-Gettysburg, Pennsylvania (incorporated by reference to Exhibit 10.17 to the registration Statement on Form S-11 (Registration No. 333-48583)).

         10.4 Agreement of Purchase and Sale dated March 26, 1997 between 144 Associates Limited partnership and Humphrey hospitality limited Partnership for the Holiday Inn Express-Gettysburg, Pennsylvania (incorporated by reference to Exhibit 10.18 to the registration Statement on Form S-11 (Registration No. 333-48583)).

         10.5 Agreement of Purchase and Sale dated March 26, 1997 between 544 Associates Limited partnership and Humphrey hospitality limited Partnership for the Comfort Inn-Chambersburg, Pennsylvania (incorporated by reference to Exhibit 10.20 to the registration Statement on Form S-11 (Registration No. 333-48583)).

         10.6 Agreement of Purchase and Sale dated March 26, 1997 between 644 Associates Limited partnership and Humphrey hospitality limited Partnership for the Holiday Inn Express-Allentown Pennsylvania (incorporated by reference to Exhibit 10.19 to the registration Statement on Form S-11 (Registration No. 333-48583)).

         27.1     Financial Data Schedule.

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Humphrey Hospitality Trust, Inc.

         We have audited the accompanying consolidated balance sheets of Humphrey Hospitality Trust, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, and the financial statement schedule as of December 31,1997. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Humphrey Hospitality Trust, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. The financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

         As described in Notes 1 and 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, in 1997.




                                                      REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
February 4, 1998

                        Humphrey Hospitality Trust, Inc.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                           December 31, 1996 and 1997

                                                                             1996                1997
                                                                        ---------------     ---------------
                          ASSETS

Investment in hotel properties, net of accumulated depreciation
    of $1,134 and $2,636                                                   $     21,405        $     50,476
Cash and cash equivalents                                                         7,101                 204
Accounts receivable from lessee                                                   1,067               1,857
Reserve for replacements                                                             68                 149
Deferred expenses, net of accumulated amortization
    of $76 and $207                                                                 373                 904
Other assets                                                                        207                 209
                                                                           ------------        ------------

        Total assets                                                       $     30,221        $     53,799
                                                                           ============        ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgages and bonds payable                                                $      8,151        $     31,721
Obligations under capital leases                                                     34                  34
Dividends payable                                                                   561                 559
Accounts payable and accrued expenses                                                83                 263
                                                                           ------------        ------------

        Total liabilities                                                         8,829              32,577
                                                                           ------------        ------------

MINORITY INTEREST                                                                 3,247               3,370
                                                                           ------------        ------------

COMMITMENTS AND CONTINGENCIES                                                         -                   -

SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value, 10,000,000 shares authorized;
        no shares issued and outstanding                                              -                   -
    Common stock, $.01 par value, 25,000,000 shares authorized;
        3,481,700 shares issued and outstanding                                      35                  35
    Additional paid-in capital                                                   18,202              18,042
    Distributions in excess of net earnings                                         (92)               (225)
                                                                           ------------        ------------

                                                                                 18,145              17,852
                                                                           ------------        ------------

        Total liabilities and shareholders' equity                         $     30,221        $     53,799
                                                                           ============        ============

                 See notes to consolidated financial statements

                        Humphrey Hospitality Trust, Inc.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                  Years ended December 31, 1995, 1996 and 1997

                                                             1995              1996             1997
                                                        ---------------  ---------------- ----------------
Revenue
    Percentage lease revenue                               $      3,750     $       3,958    $       7,326
    Other revenue                                                    21                47              106
                                                           ------------     -------------    -------------

        Total revenue                                             3,771             4,005            7,432
                                                           ------------     -------------    -------------

Expenses
    Interest                                                      1,011               493            1,764
    Real estate and personal property taxes and
        property  insurance                                         196               252              476
    General and administrative                                      238               411              537
    Depreciation and amortization                                   680               736            1,633
                                                           ------------     -------------    -------------

        Total expenses                                            2,125             1,892            4,410
                                                           ------------     -------------    -------------

        Income before allocation to minority
           interest                                               1,646             2,113            3,022

Income allocated to minority interest                               396               435              465
                                                           ------------     -------------    -------------

        NET INCOME                                         $      1,250     $       1,678    $       2,557
                                                           ============     =============    =============

Basic earnings per common share                            $        .72     $         .70    $         .73
                                                           ============     =============    =============

Diluted earnings per common share                          $        .70     $         .70    $         .73
                                                           ============     =============    =============

                 See notes to consolidated financial statements

                        Humphrey Hospitality Trust, Inc.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                  Years ended December 31, 1995, 1996 and 1997

                                                            Common Stock          Additional      Distribution
                                                     ------------------------       Paid-In       in excess of
                                                       Shares       Dollars         Capital       net earnings         Total
                                                     ---------   ------------   --------------   ---------------  ---------------
Balance,  December 31, 1994                          1,321,800     $       13    $      4,338      $         14     $      4,365

Redemption of shares                                      (100)             -              (1)                -               (1)

Issuance of shares, net of offering expenses         1,010,000             10           6,947                 -            6,957

Minority interest in the proceeds from the
    common stock offering                                    -              -          (1,467)                -           (1,467)

Net increase resulting from the acquisition of
    Farmville, LLC                                           -              -             448                 -              448

Dividends declared                                           -              -               -            (1,262)          (1,262)

Net income                                                   -              -               -             1,250            1,250
                                                   -----------     ----------    ------------      ------------     ------------

Balance,  December 31, 1995                          2,331,700             23          10,265                 2           10,290

Issuance of shares, net of offering
expenses                                             1,150,000             12           8,633                 -            8,645

Minority interest in the proceeds from the
    common stock offering                                    -              -            (696)                -             (696)

Dividends declared                                           -              -               -            (1,772)          (1,772)

Net income                                                   -              -               -             1,678            1,678
                                                   -----------     ----------    ------------      ------------     ------------

Balance,  December 31, 1996                          3,481,700             35          18,202               (92)          18,145

Offering expenses                                            -              -              (7)                -               (7)

Minority interest issued in connection with the
acquisition of the Best Western Key Largo                    -              -            (153)                -             (153)

Dividends declared                                           -              -               -            (2,690)          (2,690)

Net income                                                   -              -               -             2,557            2,557
                                                   -----------     ----------    ------------      ------------     ------------

Balance,  December 31, 1997                          3,481,700     $       35    $     18,042      $       (225)    $     17,852
                                                   ===========     ==========    ============      ============     ============

                 See notes to consolidated financial statements

                        Humphrey Hospitality Trust, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                  Years ended December 31, 1995, 1996 and 1997

                                                                                 1995              1996              1997
                                                                           ----------------  ----------------  ----------------
Cash flows from operating activities
    Net income                                                                $       1,250     $       1,678     $       2,557
    Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                                   680               736             1,633
        Income allocated to minority interests                                          396               435               465
        Changes in assets and liabilities
          Deferred franchise fees paid                                                    -                 -              (363)
          Increase in accounts receivable                                              (881)              (42)             (790)
          Increase in other assets                                                      (43)              (64)               (2)
          (Decrease) increase in accounts payable and accrued expenses                  (68)                8               180
                                                                              -------------     -------------     -------------

               Net cash provided by operating activities                              1,334             2,751             3,680
                                                                              -------------     -------------     -------------

Cash flows from investing activities
    Investment in hotel properties                                                     (212)           (2,306)          (29,325)
    Deposits to reserve for replacements                                               (407)                -              (776)
    Withdrawals from reserve for replacements                                             -               339               695
                                                                              -------------     -------------     -------------

               Net cash used in investing activities                                   (619)           (1,967)          (29,406)
                                                                              -------------     -------------     -------------

Cash flows from financing activities
    Proceeds from sale of stock                                                       6,957             8,645                 -
    Stock issuance costs                                                                  -                 -                (7)
    Proceeds from mortgages and bonds payable                                         1,283                 -                 -
    Principal payments on mortgages and bonds payable                                (7,930)           (3,175)           (1,400)
    Proceeds from line of credit                                                        600             2,999            23,750
    Repayment of line of credit                                                        (600)                -                 -
    Financing costs paid                                                               (221)              (53)             (299)
    Dividends paid                                                                   (1,172)           (2,246)           (3,187)
    Principal payments on capital leases                                                (16)              (22)              (28)
    Redemption of common stock                                                           (1)                -                 -
                                                                              -------------     -------------     -------------

              Net cash (used in) provided by financing activities                    (1,100)            6,148            18,829
                                                                              -------------     -------------     -------------

              (DECREASE) INCREASE IN CASH                                              (385)            6,932            (6,897)

Cash and cash equivalents, beginning                                                    554               169             7,101
                                                                              -------------     -------------     -------------

Cash and cash equivalents, ending                                             $         169     $       7,101     $         204
                                                                              =============     =============     =============

                                  (continued)

                        Humphrey Hospitality Trust, Inc.

                                 (in thousands)

                  Years ended December 31, 1995, 1996 and 1997

                                                                                      1995             1996            1997
                                                                                ----------------  --------------  ---------------
Supplemental disclosures of cash flow information
    Cash paid during the period for interest                                       $       1,074     $       495   $        1,582
                                                                                   =============     ===========   ==============

Supplemental disclosures of non-cash investing and financing activities

    During 1995, the Partnership acquired the Days Inn Hotel in Farmville, Virginia, in exchange for units of limited partnership interest to Farmville Lodging Associates, LLC, which are redeemable for an aggregate of 95,484 common shares with a value of approximately $740 based on the offering price of $7.75 per common share, and the assumption of approximately $1,231 of indebtedness. The assets acquired and the liabilities assumed consisted of:

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
                                                                     ==========

    During 1997, the Partnership issued units of limited partnership interest to Humphrey-Key Largo Associates, L.P., which are redeemable for an aggregate of 34,023 common shares, with a value of approximately $370 based on an average price of $10.875 per share in connection with the acquisition of the Best Western Suites Hotel in Key Largo, Florida. The recording of the increase in minority interest resulted in a $153 reduction in additional paid in capital.

    During 1997, the Company acquired the Culpeper Comfort Inn Hotel for $1,900 of which $1,220 represented debt assumed.


    During 1997, the Company acquired equipment subject to capital leases totalling $28.

    Dividends declared on December 1, 1996, and on November 28, 1997 and December 31, 1997, are payable as of December 31, 1996 and 1997, in the amounts of $561 and $559, respectively. Dividends declared during 1996 and 1997 included $474 and $495, respectively, to the minority interests which have been deducted from the minority interest on the balance sheets as of December 31, 1996 and 1997, respectively.


                 See notes to consolidated financial statements

                        Humphrey Hospitality Trust, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)

                        December 31, 1995, 1996 and 1997


Note 1.  Organization and Summary of Significant Accounting Policies

         Humphrey Hospitality Trust, Inc. was incorporated on August 23, 1994. The Company is a self- administered real estate investment trust (REIT) for Federal income tax purposes. Humphrey Hospitality Trust, Inc., through its wholly-owned subsidiary Humphrey Hospitality REIT Trust (collectively, the Company) owns a controlling partnership interest in Humphrey Hospitality Limited Partnership (the Partnership) and through the Partnership owns interests in twenty existing limited - service Hotels (including ten hotel properties acquired during 1997) as of December 31, 1997. The Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the Subsidiary Partnership). As of December 31, 1997, the Company owns a 84.12% interest in the Partnership. The Company began operations on November 29, 1994.

         Since inception, the Partnership has leased all of its hotel facilities to Humphrey Hospitality Management, Inc. (the Lessee), a corporation wholly owned by James I. Humphrey, Jr., the President and Chairman of the Board of the Company. The Lessee operates and leases the hotel properties pursuant to separate percentage and fixed lease agreements (the Percentage Leases and the Fixed Lease) which provide for both fixed base rents and percentage rents based on the revenues of the hotels.

         As of December 31, 1997, James I. Humphrey, Jr., Humphrey Associates, Inc., Farmville Lodging Associates, LLC and Humphrey-Key Largo Associates, L.P. (collectively, the Humphrey Affiliates) own a combined total of 657,373 units of limited partnership interests, representing a 15.88% interest in the Partnership.

The Company has completed the following public offerings since its incorporation:

                                                             Offering price          Shares            Net proceeds
        Offering                   Date completed              per share              sold            (in thousands)
-------------------------     -------------------------    ------------------    --------------    --------------------
Initial public offering           November 29, 1994            $ 6.00              1,321,700             $ 6,950
Second offering                     July 21, 1995              $ 7.75              1,010,000             $ 6,957
Third offering                    December 6, 1996             $ 8.25              1,150,000             $ 8,645

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company, the Partnership and the Subsidiary Partnership. All significant intercompany balances and transactions have been eliminated.

                        Humphrey Hospitality Trust, Inc.

                 (Amounts in thousands, except per share data)

                        December 31, 1995, 1996 and 1997


Note 1.  Organization and Summary of Significant Accounting Policies (Continued)

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

Investment in Hotel Properties

         The hotel properties are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets which range from 31 to 40 years for buildings and 5 to 12 years for furniture and equipment. Maintenance and repairs are generally the responsibility of the Lessee and are charged to the Lessee's operations as incurred; major replacements, renewals and improvements are capitalized. Upon disposition, both the asset and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the statement of income.

         The Company reviews the carrying value of each hotel property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific hotel property and determine if the investment in the hotel property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel property based on the discounted future cash flows. The Company does not believe that there are any current facts or circumstances indicating impairment of any of its investment in hotel properties.

Cash and Cash Equivalents

         Cash and cash equivalents includes cash, a repurchase agreement, a certificate of deposit, and an investment in commercial paper, all with original maturities of three months or less when acquired, carried at cost which approximates fair value.

                        Humphrey Hospitality Trust, Inc.

                 (Amounts in thousands, except per share data)

                        December 31, 1995, 1996 and 1997


Note 1.  Organization and Summary of Significant Accounting Policies (Continued)

Deferred Expenses

         Deferred expenses are recorded at cost and consist of the following at December 31, 1996 and 1997:

                                                  1996             1997
                                            ----------------  --------------
                                                     (in thousands)

          Initial franchise fees               $           -     $       378
          Computer software costs                          -              27
          Loan costs                                     449             706
                                               -------------     -----------

                                                         449           1,111
          Less accumulated amortization                   76             207
                                               -------------     -----------

                                               $         373     $       904
                                               =============     ===========

         Amortization of loan costs is computed using the straight-line method over the terms of the loan agreements. The unamortized balance of loan costs associated with retired debt is expensed upon repayment of the related debt. Amortization of initial franchise fees is computed using the straight-line method over the remaining lives of the franchise agreements, which range up to 20 years. Amortization of computer software costs is computed using the straight-line method over three years.

Revenue Recognition

         Lease income is recognized when earned from the Lessee under the lease agreements from the date of acquisition of each hotel property (see Note 7).

Earnings Per Common Share

         During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per share have been calculated in accordance therewith for 1995, 1996 and 1997 (see Note
6).

Distributions

         The Company intends to pay regular monthly dividends which are dependent upon the receipt of distributions from the Partnership.

                        Humphrey Hospitality Trust, Inc.

                 (Amounts in thousands, except per share data)

                        December 31, 1995, 1996 and 1997


Note 1.  Organization and Summary of Significant Accounting Policies (Continued)

Minority Interest

         Minority interest in the Partnership represents the limited partners' proportionate share of the equity of the Partnership. The limited partnership interests are owned by the Humphrey Affiliates as of December 31, 1997. Income is allocated to minority interest based on weighted average percentage ownership throughout the year.

Income Taxes

         The Company intends to continue to qualify as a REIT under Sections 856 and 860 of the Internal Revenue Code effective with its taxable period ended December 31, 1994. Accordingly, no provision for Federal income taxes has been reflected in the financial statements.

         Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for Federal tax purposes in the estimated useful lives and methods used to compute depreciation. Distributions made in 1996 are considered to be 5.7% return of capital for Federal income tax purposes. During 1997, none of the distributions are considered to be return of capital.

Concentration of Credit Risk

         The Company maintains its deposits, including its repurchase agreements and investment in commercial paper, with three major banks. At December 31, 1997, the balances reported by the banks, exceeded the federal depository insurance limit, however, management believes that no significant concentration of credit risk exists with respect to these uninsured cash balances.

Note 2.  Investment in Hotel Properties

         Investment in hotel properties consist of the following at December 31, 1996 and 1997:


                                                 1996          1997
                                             ------------- -------------
                                                    (in thousands)
                                             ---------------------------

Land                                            $    3,048    $    4,455
Buildings and improvements                          16,140        43,595
Furniture and equipment                              1,631         4,937
Leased equipment                                       100           125
Construction-in-progress                             1,620             -
                                                ----------    ----------

                                                    22,539        53,112
Less accumulated depreciation                        1,134         2,636
                                                ----------    ----------

                                                $   21,405    $   50,476
                                                ==========    ==========

                        Humphrey Hospitality Trust, Inc.

                 (Amounts in thousands, except per share data)

                        December 31, 1995, 1996 and 1997


Note 2.  Investment in Hotel Properties (Continued)

         Depreciation expense was $486, $610 and $1,502 for the years ended December 31, 1995, 1996 and 1997, respectively.

         The twenty hotel properties owned at December 31, 1997 (including the 10 hotels acquired during 1997) are all limited service hotels located in nine states in the eastern United States and are subject to leases as described in
Note 7. During 1997, the Company also completed the development of a Comfort Suites Hotel located in Dover, Delaware (the Dover Hotel) at a cost of approximately $2,688 (see Note 7).

         During 1997, the Company acquired the following hotels for the approximate amounts indicated:


                                                                   Contract
                                        Number of               Purchase Price
          Location                       hotels                 (in thousands)
----------------------------       -------------------        ------------------

Florida                                     1                    $      2,590
Kentucky                                    2                           5,341
North Carolina                              1                           1,975
Pennsylvania                                5                          16,400
Virginia                                    1                           1,900
                                                                 ------------
                                                                 $     28,206
                                                                 ============

         The above acquisitions were accounted for as purchases, and the results of such acquisitions are included in the Company's consolidated statements of income from the date of acquisition. The hotel property in Key Largo, Florida, was acquired pursuant to an assignment of a purchase contract from Humphrey-Key Largo Associates, L.P. (the Affiliate), a partnership substantially owned by Mr. Humphrey. Pursuant to the assignment of the contract, the Affiliate received as compensation 34,023 units of limited partnership interest in the Partnership, valued at $370 based on an average price of $10.875 per share of common stock for the ten trading days prior to September 2, 1997. The acquisition of the hotel has been recorded by the Company at its acquisition cost ($2,590) which excludes the value of the units issued to the Affiliate ($370) and is less than or equal to net realizable value.

                        Humphrey Hospitality Trust, Inc.

                 (Amounts in thousands, except per share data)

                        December 31, 1995, 1996 and 1997


Note 3.  Dividends Payable

         On December 1, 1996, the Company declared a $.19 dividend on each share of common stock and on each unit of interest outstanding on December 1, 1996. The dividend (including the distribution to minority interests) was paid on January 31, 1997.

         On November 28, 1997 and December 31, 1997, the Company declared a $.0675 dividend on each share of common stock and on each unit of interest outstanding on November 28, 1997 and December 31, 1997, respectively. The dividends (including the distributions to minority interest) were paid on January 9, 1998 and January 30, 1998, respectively.


Note 4.  Mortgages and Bonds Payable

         Mortgages and bonds payable at December 31, 1996 and 1997, consisted of the following:

                                                                           1996                1997
                                                                      ---------------     ---------------
                                                                                (in thousands)
Comfort Inn - Morgantown, West Virginia

Bonds payable; see (a) below for repayment terms, interest rates, and maturity; collateralized by a first mortgage on the hotel facility and equipment with a net book value of $3,064,725 and
$3,133,740 at December 31, 1996 and 1997, respectively, and
secured by a letter of credit issued by Crestar Bank in the amount of $2,281,104 expiring in April 2000. The outstanding principal and interest are guaranteed jointly and severally by the Company
and James I. Humphrey, Jr.                                              $       2,275       $       2,230

Comfort Inn - Dublin, Virginia

Bonds payable; see (b) below for repayment terms, interest rates, and maturity; collateralized by a first mortgage on the hotel facility and equipment with a net book value of $2,920,557 and
$2,741,938 at December 31, 1996 and 1997, respectively.
                                                                                2,375               2,325

                        Humphrey Hospitality Trust, Inc.

                 (Amounts in thousands, except per share data)

                        December 31, 1995, 1996 and 1997


Note 4.  Mortgage and Bonds Payable (Continued)

                                                                           1996                1997
                                                                      ---------------     ---------------
                                                                                (in thousands)
Roadway Inn - Wyethville, Virginia

Bonds payable; see (c) below for repayment terms, interest rates, and maturity; collateralized by a first mortgage on the hotel facility and equipment with a net book value of $2,133,880 and
$2,071,272 at December 31, 1996 and 1997, respectively, and
secured by a letter of credit issued by Crestar Bank in the amount of $1,749,188 which expires November 1, 1999. The outstanding principal and accrued interest are guaranteed jointly and
severally by the Company and James I. Humphrey, Jr.                         1,795               1,710

Mortgage payable to Mercantile Safe Deposit and Trust Company under the terms of a $25.5 million line of credit, collateralized by 17 of the hotel properties (see (d) below). The terms of the line of credit require monthly installments of interest only at the prime rate plus .25% (8.75% per annum as of December 31, 1997).
The outstanding principal balance plus any accrued interest are payable in full in April 1999, with two one year extensions at the option of the bank. The mortgage is collateralized by hotel
facilities and equipment having a combined net book value of
$6,567,156 and $42,381,185 at December 31, 1996 and 1997,
respectively. The first $2 million outstanding on the line is guaranteed jointly and severally by the Company and James I.
Humphrey, Jr.                                                                   1,706              25,456
                                                                         ------------        ------------

                                                                         $      8,151        $     31,721
                                                                         ============        ============

--------------
(a) The bonds are Monongalia County, West Virginia, Commercial Development Variable Rate Demand Refunding Revenue Bonds, Series 1988 issued through Crestar Bank in the amount of $2,500,000. Interest is accrued at the rate necessary to remarket the bonds at a price equal to 100% of the outstanding principal balance. The rate is adjusted weekly and is not to exceed 11.3636%. At December 31, 1997, the interest rate was 4.15% . In addition, letter of credit fees and financing

                        Humphrey Hospitality Trust, Inc.

                 (Amounts in thousands, except per share data)

                        December 31, 1995, 1996 and 1997


Note 4.  Mortgage and Bonds Payable (Continued)


     fees increase the effective rate on the bonds. The bonds may be redeemed at the option of the Partnership in denominations greater than $25,000. Mandatory redemptions are pursuant to a sinking fund redemption schedule which began on April 1, 1989, in the amount of $15,000 increasing annually until April 1, 2017, when the payment equals $140,000. The Partnership is required to fund a principal reserve fund monthly equal to one-twelfth of the mandatory sinking fund redemption. In addition, the Partnership is required to fund an interest reserve fund. All principal and interest payments will be automatically deducted by the trustee. Any deficiencies will be drawn down under the letter of credit.

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

(c) The original $2,600,000 bond issue financing of 1984 was refunded with $2,270,000, 1993 Series Industrial Development Revenue Bonds on December 21, 1993. Crestar Bank is the lender and bond trustee. Interest is accrued at the rate necessary to remarket the bonds at a price equal to 100% of the outstanding principal balance. The rate is adjusted weekly and is not to exceed 15%. At December 31, 1997, the interest rate was 4.15%. The bonds are subject to mandatory redemption at a redemption price equal to the principal amount thereof plus all unpaid accrued interest thereon, pursuant to the sinking fund installments beginning on November 1, 1994, in the amount of $65,000 increasing annually until November 1, 2009, when the payment equals $300,000. The Partnership is required to fund a principal reserve monthly equal to one-twelfth of the mandatory sinking fund redemption. In addition, the Partnership is required to fund an interest reserve fund. All principal and interest payments will be automatically deducted by the trustee. Any deficiencies will be drawn under the letter of credit described above.

(d) As of December 31, 1997, the line of credit is secured by the Company's hotels located in Solomons, MD; Farmville, VA (2 hotels); Elizabethton, TN; Dahlgren, VA; Princeton, WV; Dover, DE; Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA; Gettysburg, PA (2 hotels); and Key Largo, FL.

                        Humphrey Hospitality Trust, Inc.

                 (Amounts in thousands, except per share data)

                        December 31, 1995, 1996 and 1997


Note 4. Mortgages and Bonds Payable (Continued)

        Aggregate annual principal payments and payments to bond sinking funds for the five years following December 31, 1997, and thereafter are as follows:


                                                        (in thousands)
                                                      ----------------

                          December 31, 1998                 $      195
                                       1999                     25,661
                                       2000                        225
                                       2001                        245
                                       2002                        265
                                 Thereafter                      5,130
                                                            ----------

                                                            $   31,721
                                                            ==========

         Bond sinking funds and escrows for taxes and insurance in the amounts of approximately $114 and $198 are included in other assets at December 31, 1996 and 1997, respectively.

         Management believes that the carrying amounts of the Company's mortgages and bonds payable approximate fair value at December 31, 1997, as there were no significant changes in the market rate of interest between that date and the dates of the respective mortgages and bonds.

Note 5.  Obligations Under Capital Lease

         Certain of the hotel properties lease equipment under noncancellable capital leases expiring at various intervals through 1999. The leases provide for bargain purchase options at the end of the respective terms. Future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments are as follows:


                                                            (in thousands)
                                                            ---------------

              Years ended December 31, 1998                      $       25
                                       1999                               8
                                       2000                               6
                                       2001                               3
                                                                 ----------

                                                                         42
          Less amount representing interest                               8
                                                                 ----------

Present value of net minimum lease  payments                     $       34
                                                                 ==========

                        Humphrey Hospitality Trust, Inc.

                 (Amounts in thousands, except per share data)

                        December 31, 1995, 1996 and 1997


Note 6. Earnings Per Share

The following is a reconciliation of the income (numerator) and weighted average shares (denominator) used in the calculation of basic earnings per common share and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share:

                                                     Year ended December 31, 1995                Year ended December 31, 1996
                                            ---------------------------------------------- ----------------------------------------
                                                Income                                       Income
                                             (Numerator)                                   (Numerator)
                                                 (In             Shares       Per Share        (In           Shares      Per Share
                                              thousands)     (Denominator)      Amount     thousands)    (Denominator)     Amount
                                            --------------  ---------------  ------------  ------------ --------------- -----------
Basic earnings per share
   Income available to common shareholders      $    1,250        1,742,533     $    0.72   $     1,678       2,410,252    $   0.70
                                                                                =========                                  ========

Effect of diluted securities
   Units held by minority interests                    396          623,350                         435         623,350
                                                ----------      -----------                 -----------     -----------
Income available to common shareholders
plus assumed conversion                         $    1,646        2,365,883     $    0.70   $     2,113       3,033,602    $   0.70
                                                ==========      ===========     =========   ===========     ===========    ========


                                                    Year ended December 31, 1997
                                            --------------------------------------------
                                               Income
                                             (Numerator)
                                                 (In             Shares       Per Share
                                             thousands)      (Denominator)      Amount
                                            -------------   ----------------  ----------
Basic earnings per share
   Income available to common shareholders     $    2,557          3,481,700   $    0.73
                                                                               =========


Effect of diluted securities
   Units held by minority interests                   465            657,373
                                               ----------        -----------
Income available to common shareholders
plus assumed conversion                        $    3,022          4,139,073   $    0.73
                                               ==========        ===========   =========

                        Humphrey Hospitality Trust, Inc.

                 (Amounts in thousands, except per share data)

                        December 31, 1995, 1996 and 1997


Note 7. Commitments and Contingencies and Related Party Transactions

         Pursuant to the Humphrey Hospitality Limited Partnership Agreement (the Partnership Agreement), the Humphrey Affiliates have received redemption rights, which will enable them to cause the Partnership to redeem their interests in the Partnership in exchange for shares of common stock or for cash at the election of the Company. The redemption rights may be exercised by the Humphrey Affiliates, excluding Humphrey - Key Largo Associates, L.P., at any time. Humphrey Key Largo Associates, L.P. may redeem its units at any time after March 3, 1998. At December 31, 1997, the number of shares of common stock issuable to the Humphrey Affiliates upon exercise of the redemption rights is 657,373. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the Humphrey Affiliates or the shareholders of the Company.

         The Company acts as the general partner of the Partnership, which acts as a general partner of the Subsidiary Partnership and as such, is liable for all recourse debt of the partnerships to the extent not paid by the partnerships. In the opinion of management, the Company does not anticipate any losses as a result of its general partner obligations.

         The Company has entered into percentage leases relating to nineteen of its twenty Hotels, and a fixed lease relating to the Dover Hotel, with Humphrey Hospitality Management, Inc. (the "Lessee"). Each such lease (the Percentage Leases and the Fixed Lease) has a term of 10 years, with a five year renewal option at the option of the Lessee. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay a fixed rent and certain other additional charges and is entitled to all profits from the operations of the Hotel after the payment of certain specified operating expenses. The percentage rents are based on a percentage of gross room revenue and other revenue. Also pursuant to the terms of the Percentage Leases and the Fixed Lease, the Company is required to make available to the Lessee an amount equal to 4% of room revenue on a quarterly, cumulative basis for capital improvements and refurbishments. The Company has future lease commitments from the Lessee through August 2007. Minimum future rental income under these noncancelable operating leases at December 31, 1997, is as follows:


               Years                    (in thousands)
          ---------------               --------------

               1998                         $    4,082
               1999                              4,082
               2000                              4,082
               2001                              4,082
               2002                              4,082
          Thereafter                            13,693
                                            ----------

                                            $   34,103
                                            ==========

                        Humphrey Hospitality Trust, Inc.

                 (Amounts in thousands, except per share data)

                        December 31, 1995, 1996 and 1997


Note 7.  Commitments and Contingencies and Related Party Transactions
(Continued)

         The Company earned base rents of $1,609, $1,679 and $3,303 and percentage rents of $2,141, $2,279 and $4,023 for the years ended December 31, 1995, 1996 and 1997, respectively. As of December 31, 1996 and 1997, $1,067 and $1,857, respectively, of lease revenue was due from the Lessee.

         On January 1, 1996, the Company executed an agreement with the Lessee to provide accounting and securities reporting services for the Company. The initial terms of the agreement provided for a fixed fee of $80,000 per year. On October 1, 1996, the Company amended the Agreement reducing the initial annual fee to $30,000 per year, with an increase of $10,000 per year (prorated from the time of acquisition) for each hotel added to the Company's portfolio (excluding the Dover Hotel). Under the terms of the amended agreement, the service fee cannot exceed $100,000 in any year. As of December 31, 1996 and 1997, $67,503 and $79,388, respectively, has been charged to operations.

         During 1996, the Company executed a Development Agreement with Humphrey Development, Inc., a Humphrey Affiliate, pursuant to which Humphrey Development, Inc. provided construction supervision services for the Dover Hotel and agreed to pay any development costs in excess of $2,796 in exchange for a right to purchase the Dover Hotel from the Company on the sixth anniversary of its commencement of operations for $2,796. The development costs incurred in connection with the Dover Hotel totaled approximately $2,794 of which $2,688 was recorded as investment in hotel properties and $106 as deferred loan costs.

         The hotel properties are operated under franchise agreements by the Lessee that may be terminated by either party on certain anniversary dates specified in the agreements. The agreements require annual payments for franchise royalties, reservation and advertising services which are based upon percentages of gross room revenue. These fees are paid by the Lessee.

         On April 17, 1997, the Company assumed a land lease agreement in conjunction with the purchase of the Best Western, Harlan, Kentucky. The lease requires monthly payments of the greater of $2 or 5% of room revenue through November 2091. On May 23, 1997, the Company assumed a land lease agreement in conjunction with the purchase of the Comfort Inn, Gettysburg, Pennsylvania. The lease requires an annual payment of $35 through May 2025. For the year ended December 31, 1997, land lease expense totaled approximately $52 and is included in the general and administrative expense line item.

                        Humphrey Hospitality Trust, Inc.

                 (Amounts in thousands, except per share data)

                        December 31, 1995, 1996 and 1997


Note 7. Commitments and Contingencies and Related Party Transactions (Continued)

         As of December 31, 1997, the future minium lease payments applicable to noncancellable land leases are as follows:

                                                (in thousands)
                                                --------------

              December 31, 1998                    $     59
                           1999                          59
                           2000                          59
                           2001                          59
                           2002                          59
                     Thereafter                       2,919
                                                   --------

              Total minimum lease payments         $  3,214
                                                   ========

         In response to the year 2000 issue, the Company modified its existing information systems in order to make them year 2000 compliant. The Company believes that it has made all necessary modifications to its existing systems and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Company's results of operations or financial position.

Note 8. Capital Stock

         The Company's common stock is duly authorized, fully paid and nonassessable. Subject to preferential rights of any other shares or series of shares of capital stock, common shareholders are entitled to receive dividends if and when authorized and declared by the Board of Directors of the Company out of assets legally available therefore and to share ratably in the assets of the Company legally available for distribution to its shareholders in the event of its liquidation, dissolution or winding up after payment of, or adequate provision for, all known debts and liabilities of the Company. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of shareholders. See Notes 2 and 7 for a discussion of the units issued during 1997 and the redemption rights of Humphrey Affiliates with respect to 657,373 units that are redeemable on a one-for-one basis for shares of common stock at any time. None of the units discussed in Notes 2 and 7 have been redeemed.

         The Board of Directors is authorized to provide for the issuance of ten million shares of preferred stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restriction thereof. As of December 31, 1996 and 1997, no preferred stock was issued.

                        Humphrey Hospitality Trust, Inc.

                 (Amounts in thousands, except per share data)

                        December 31, 1995, 1996 and 1997


Note 8.  Capital Stock (Continued)

         The Board of Directors, excluding the Chairman, unanimously agreed on September 9, 1997, to utilize their Directors fees to purchase the Company's common stock on the open market effective immediately. Presently, members of the Board of Directors own approximately 9.5% of the Company's outstanding shares of stock.

Note 9. Pro Forma Financial Information (Unaudited)

         Due to the impact of the acquisitions discussed in Notes 1 and 2, historical operations may not be indicative of future results of operations and net income per common share.

         The following unaudited Pro Forma Consolidated Statements of Income for the years ended December 31, 1996 and 1997, are presented as if the acquisition of all 20 hotels owned at December 31, 1997 had occurred on January 1, 1996, and all of the hotels had been leased to the Lessee pursuant to the Percentage and Fixed Leases Agreements. The Pro Forma Consolidated Statements of Income do not purport to present what actual results of operations would have been if the acquisitions had occurred and the leases executed on such date or to project results for any future period.

                                                                     Pro Forma (Unaudited)
                                                                  ----------------------------
                                                                         (in thousands)
                                                                  ----------------------------
                                                                     1996              1997
                                                                  ----------        ----------
Operating data
Revenue
    Lease revenue                                                 $    8,298        $    8,827
    Other revenue                                                         47               106
                                                                  ----------        ----------

         Total revenue                                                 8,345             8,933
                                                                  ----------        ----------
Expense
    Real estate and personal property taxes and insurance                554               592
    Depreciation and amortization                                      1,735             2,040
    Interest expense                                                   2,549             2,582
    General and administrative                                           521               568
    Minority interest                                                    474               504
                                                                  ----------        ----------

      Total expense                                                    5,833             6,286
                                                                  ----------        ----------

      Net income applicable to common shareholders                $    2,512        $    2,647
                                                                  ==========        ==========

                        Humphrey Hospitality Trust, Inc.

                 (Amounts in thousands, except per share data)

                        December 31, 1995, 1996 and 1997


Note 10. Subsequent Events

         On January 30, 1998, the Company engaged Anderson & Strudwick, Incorporated (A&S) as the exclusive underwriter in connection with a proposed offering of at least 1,000,000 shares of common stock on a firm commitment basis.

         On February 3, 1998, the Company exercised its option to pay off various capital leases for a total of $39.

                        Humphrey Hospitality Trust, Inc.

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1997
                                 (in thousands)

                                                                                          Gross Amounts at which
                                                                   Costs Capitalized           Carried at
                                             Initial Costs     Subsequent to Acquisition   Close of Period
                                         --------------------- ------------------------- -----------------------

                               Encum-            Buildings and             Buildings and         Buildings and
      Description             brances     Land   Improvements     Land     Improvements   Land   Improvements    Total
------------------------    ------------ ------  -------------  ---------  ------------- ------  ------------ -----------
Comfort Inn Hotel
    Morgantown,
    West Virginia               $2,230   $  277      $2,574          -          $120     $  277     $2,694     $ 2,971

Comfort Inn Hotel
   Dublin, Virginia              2,335      118       2,611          -            44        118      2,655       2,773

Best Western Hotel
   Wytheville, Virginia          1,710      137       1,737          -            73        137      1,810       1,947

Solomons Beacon Inn
   Solomons Island, Maryland       (e)    1,354       2,012          -           155      1,354      2,167       3,521

Comfort Inn Hotel
Elizabethton, Tennessee            (e)      156       1,040          -            47        156      1,087       1,243

Comfort Inn Hotel
   Farmville, Virginia             (e)      148       1,201          -            17        148      1,218       1,366

Comfort Inn Hotel
   Dahlgren, Virginia              (e)      205       1,546          -            55        205      1,601       1,806

Comfort Inn Hotel
   Princeton, West Virginia        (e)      363       1,600          -            43        363      1,643       2,006

Days Inn Hotel
   Farmville, Virginia             (e)      290       1,389          -            29        290      1,418       1,708

Holiday Inn Express
 Allentown, Pennsylvania           (e)      139       3,360          -             -        139      3,360       3,499


                                                                            Life Upon
                                                                             Which
                               Accumulated  Net Book Value               Depreciation
                              Depreciation  Buildings and              in Latest Income
                              Buildings and Improvements    Year of      Statement is
      Description             Improvements                 Acquisition     Computed
------------------------      ------------- -------------  ----------- ----------------
Comfort Inn Hotel
    Morgantown,
    West Virginia                  $140        $2,831         1994            (d)

Comfort Inn Hotel
   Dublin, Virginia                 156         2,617         1994            (d)

Best Western Hotel
   Wytheville, Virginia              94         1,853         1994            (d)

Solomons Beacon Inn
   Solomons Island, Maryland        116         3,405         1994            (d)

Comfort Inn Hotel
Elizabethton, Tennessee              63         1,180         1994            (d)

Comfort Inn Hotel
   Farmville, Virginia               74         1,292         1994            (d)

Comfort Inn Hotel
   Dahlgren, Virginia                84         1,722         1994            (d)

Comfort Inn Hotel
   Princeton, West Virginia          86         1,920         1994            (d)

Days Inn Hotel
   Farmville, Virginia               54         1,654         1994            (d)

Holiday Inn Express
 Allentown, Pennsylvania             49         3,450         1997            (d)

                                       56

                                                                                          Gross Amounts at which
                                                                   Costs Capitalized           Carried at
                                             Initial Costs     Subsequent to Acquisition   Close of Period
                                         --------------------- ------------------------- -----------------------

                               Encum-            Buildings and             Buildings and         Buildings and
      Description             brances     Land   Improvements     Land     Improvements   Land   Improvements    Total
------------------------    ------------ ------  -------------  ---------  ------------- ------  ------------ -----------

Comfort Inn Hotel
    Chambersburg,
    Pennsylvania                  (e)      97          2,343          -             -        97       2,343       2,440

Comfort Inn Hotel
    Culpepper, Virginia           (e)      97          2,343          -             -       146       1,705       1,851

Holiday Inn Hotel Express
    Danville, Kentucky            (e)     140          2,366          -             -       140       2,366       2,606

Comfort Suites
    Dover, Delaware               (e)     200          2,090          -             -       200       2,090       2,290

Comfort Inn Hotel
    Gettysburg, Pennsylvania      (e)       -          4,036          -             -         -       4,036       4,036

Holiday Inn Express
    Gettysburg, Pennsylvania      (e)     101          2,450          -             -       101       2,450       2,551

Best Western Hotel
    Harlan, Kentucky              (e)       -          2,395          -             -         -       2,395       2,395

Best Western Suites
    Key Largo, Florida            (e)     269          2,237          -             -       269       2,237       2,506

Comfort Inn Hotel
    Murphy, North Carolina        (e)     276          1,569          -             -       276       1,569       1,845

Comfort Inn Hotel
    New Castle, Pennsylvania      (e)      39          2,751          -             -        39       2,751       2,790



                         ------------ -------  -------------  ---------  ------------  -------------------- -----------

                           $    6,275 $ 4,455    $    43,012          -      $    583  $  4,455   $  43,595   $  48,050
                         ============ =======  =============  =========  ============  ==================== ===========


                                                                            Life Upon
                                                                             Which
                               Accumulated  Net Book Value               Depreciation
                              Depreciation  Buildings and              in Latest Income
                              Buildings and Improvements    Year of      Statement is
      Description             Improvements                 Acquisition     Computed
------------------------      ------------- -------------  ----------- ----------------
Comfort Inn Hotel
    Chambersburg,
    Pennsylvania                      34           2,406       1997           (d)

Comfort Inn Hotel
    Culpepper, Virginia               36           1,815       1997           (d)

Holiday Inn Hotel Express
    Danville, Kentucky                39           2,467       1997           (d)

Comfort Suites
    Dover, Delaware                   48           2,242       1997           (d)

Comfort Inn Hotel
    Gettysburg, Pennsylvania          59           3,977       1977           (d)

Holiday Inn Express
    Gettysburg, Pennsylvania          36           2,515       1997           (d)

Best Western Hotel
    Harlan, Kentucky                  45           2,350       1997           (d)

Best Western Suites
    Key Largo, Florida                18           2,488       1997           (d)

Comfort Inn Hotel
    Murphy, North Carolina            26           1,819       1997           (d)

Comfort Inn Hotel
    New Castle, Pennsylvania          51           2,739       1997           (d)
                              ----------      -----------

                              $    1,308       $  46,742
                              ==========      ===========

                        Humphrey Hospitality Trust, inc.

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1997
                                 (in thousands)


(a)         Reconciliation of real estate:

            Balance at December 31, 1995                              $15,809
            Additions to building and improvements                        331
                                                                      -------

            Balance at December 31, 1996                               16,140
            Acquisition of building and improvements                   27,302
            Additions to building and improvements                        153
                                                                      -------

            Balance at December 31, 1997                              $43,595
                                                                      =======

(b)         Reconciliation of accumulated depreciation:

            Balance at December 31, 1995                              $   406
            Depreciation for the period ended December 31, 1996           405
                                                                      -------

            Balance at December 31, 1996                                  811

            Depreciation for the period ended December 31, 1997           497
                                                                      -------

            Balance at December 31, 1997                              $ 1,308
                                                                      =======

(c) The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $48,807.

(d)         Depreciation is computed based upon the following useful lives:

                 Buildings and improvements                 31 - 40 years
                 Furniture and equipment                     5 - 12 years

(e) The Company has a mortgage payable with a bank which is collateralized by 17 of the hotels. The outstanding balance at December 31, 1997, was $25,456.

                          INDEPENDENT AUDITORS' REPORT



To the Shareholder
Humphrey Hospitality Management, Inc.

         We have audited the accompanying balance sheets of Humphrey Hospitality Management, Inc. as of December 31, 1997 and 1996, and the related statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31,1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Humphrey Hospitality Management, Inc. as of December 31, 1997 and 1996, and the results of its operations, the changes in shareholder's equity and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
January 19, 1998

                      Humphrey Hospitality Management, Inc.

                                 BALANCE SHEETS

                           December 31, 1996 and 1997


                                                                    1996              1997
                                                                --------------   ---------------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                    $   1,127,573     $   2,483,403
    Accounts receivable                                                 89,060           224,201
    Accounts receivable - shareholder                                   51,250                 -
    Prepaid expenses                                                    36,282            66,862
    Other assets                                                           818            60,377
                                                                  ------------      ------------

                  Total current assets                           $   1,304,983     $   2,834,843
                                                                  ============      ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
    Accounts payable                                             $     107,845     $     402,188
    Accrued expenses                                                    67,328           346,744
    Advanced deposits                                                    1,730            12,031
    Prepaid slip rentals - Marina                                       31,203            31,914
    Due to affiliates                                                1,066,996         1,857,021
                                                                  ------------      ------------

                  Total current liabilities                          1,275,102         2,649,898
                                                                  ------------      ------------

COMMITMENTS                                                                  -                 -

SHAREHOLDER'S EQUITY
    Common stock, $.01 par value, 1,000 shares authorized; 100
        shares issued and outstanding                                        1                 1
    Retained earnings                                                   29,880           184,944
                                                                  ------------      ------------

                  Total shareholder's equity                            29,881           184,945
                                                                  ------------      ------------

                  Total liabilities and shareholder's equity     $   1,304,983     $   2,834,843
                                                                  ============      ============

                        See notes to financial statements

                      Humphrey Hospitality Management, Inc.

                              STATEMENTS OF INCOME

                  Years ended December 31, 1995, 1996 and 1997




                                                               1995                 1996                 1997
                                                         -----------------     ---------------     ----------------
Revenue from hotel operations
    Room revenue                                           $     7,499,245       $   7,941,875       $   15,581,298
    Telephone revenue                                              168,385             173,743              273,256
    Slip revenue                                                   262,113             243,725              252,481
    Other revenue                                                  104,137             192,147              313,316
    Interest revenue                                                20,972              27,422               32,131
                                                            --------------        ------------        -------------

                  Total revenue                                  8,054,852           8,578,912           16,452,482
                                                            --------------        ------------        -------------

Expenses
    Salaries and wages                                           1,737,805           2,062,594            3,849,840
    Room expense                                                   407,335             433,870              950,239
    Telephone                                                      145,777             182,735              258,926
    Marina expense                                                  33,822              42,925               34,821
    General and administrative                                     299,591             386,670              729,163
    Marketing and promotion                                        240,438             254,205              621,067
    Utilities                                                      390,894             429,608              768,138
    Repairs and maintenance                                        150,932             227,200              384,050
    Taxes and insurance                                            130,544             149,811              244,877
    Management fees                                                241,010                   -                    -
    Franchise fees                                                 387,853             420,809              875,104
    Lease payments                                               3,750,456           3,957,401            7,326,193
                                                            --------------        ------------        -------------

                  Total expenses                                 7,916,457           8,547,828           16,042,418
                                                            --------------        ------------        -------------

                    NET INCOME                             $       138,395       $      31,084       $      410,064
                                                            ==============        ============        =============



                        See notes to financial statements







                      Humphrey Hospitality Management, Inc.

                       STATEMENTS OF SHAREHOLDER'S EQUITY

                  Years ended December 31, 1995, 1996 and 1997




                                                     Common Stock                Retained
                                                 ---------------------           Earnings
                                                 Shares       Amount             (Deficit)             Total
                                                 -------    ----------        --------------     ----------------
Balance, December 31, 1994                           100      $      1         $     (89,599)      $      (89,598)

Net income                                             -             -               138,395              138,395
                                                 -------       -------          ------------        -------------

Balance, December 31, 1995                           100             1                48,796               48,797

Distributions                                          -             -               (50,000)             (50,000)

Net income                                             -             -                31,084               31,084
                                                 -------       -------          ------------        -------------

Balance, December 31, 1996                           100             1                29,880               29,881

Distributions                                          -             -              (255,000)            (255,000)

Net income                                             -             -               410,064              410,064
                                                 -------       -------          ------------        -------------

Balance, December 31, 1997                           100      $      1         $     184,944       $      184,945
                                                 =======       =======          ============        =============



                        See notes to financial statements

                      Humphrey Hospitality Management, Inc.

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1995, 1996 and 1997


                                                                    1995               1996              1997
                                                              ----------------   ----------------  ----------------
Cash flow from operating activities
    Net income                                                  $      138,395     $       31,084    $      410,064
    Adjustments to reconcile net income to net
    cash provided by (used in) operating activities
       Changes in assets and liabilities
          Decrease (increase) in accounts receivable                     8,971            (10,475)         (135,141)
          Increase in prepaid expenses                                    (368)           (18,306)          (30,580)
          Increase in other assets                                           -               (818)          (59,559)
          Increase (decrease) in accounts payable                       29,998            (62,610)          294,343
          (Decrease) increase in prepaid slip rentals -
              Marina                                                   (10,531)            (6,862)              711
          Increase (decrease) in due to affiliates                     889,166            (25,477)          790,025
          Increase in accrued expenses                                       -             67,328           279,416
          Increase in advanced deposits                                      -              1,730            10,301
                                                                 -------------      -------------     -------------

                  Net cash provided by (used in)
                      operating activities                           1,055,631            (24,406)        1,559,580
                                                                 -------------      -------------     -------------

Cash flows from financing activities
    Distributions paid                                                       -            (50,000)         (255,000)
    Advances to (from) shareholder                                           -            (51,250)           51,250
                                                                 -------------      -------------     -------------

                  Net cash used in financing activities                      -           (101,250)         (203,750)
                                                                 -------------      -------------     -------------

                  NET INCREASE (DECREASE) IN
                      CASH AND CASH EQUIVALENTS                      1,055,631           (125,656)        1,355,830

Cash and cash equivalents, beginning of year                           197,598          1,253,229         1,127,573
                                                                 -------------      -------------     -------------

Cash and cash equivalents, end of year                          $    1,253,229     $    1,127,573    $    2,483,403
                                                                 =============      =============     =============

                        See notes to financial statements

                      Humphrey Hospitality Management, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997



Note 1.  Organization and Summary of Significant Accounting Policies

         Humphrey Hospitality Management, Inc. (the Lessee) was incorporated under the laws of the State of Maryland on August 18, 1994, to lease and operate hotel properties from Humphrey Hospitality Limited Partnership (the Partnership). James I. Humphrey, Jr. is the sole shareholder of the Lessee. The
Lessee began operations on November 29, 1994.   As of December 31, 1997, the
Lessee leases 20 hotel properties from the Partnership.

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

Concentration of Credit Risk

         The Lessee places cash deposits with major banks. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. As of December 31, 1997, management believes that no significant concentration of credit risk exists with respect to these cash balances.

                      Humphrey Hospitality Management, Inc.

                           December 31, 1996 and 1997



Note 2.  Related Party Transactions

Management Fees and Payroll Reimbursements

         The Lessee entered into separate management agreements, relating to each of the Initial Hotels, with Humphrey Hotels, Inc. (the Operator), an affiliate. Pursuant to the management agreements, a fee equal to 3% of total revenue is payable to Humphrey Hotels, Inc. and is subordinate, in all respects, to the Lessee's obligations under the percentage leases. For the year ended December 31, 1995, management fees of $241,010 were accrued and charged to operations.

         The Operator provides all site employees for the Lessee and is reimbursed for the salaries and related costs. During the year ended December 31, 1995, the Lessee incurred charges of $1,737,805 for such payroll reimbursements.

         On February 9, 1996, the Lessee announced the termination of its operating agreements with the Operator effective January 1, 1996. The Lessee immediately began operating all of the hotels that it leases from the Partnership. All personnel from the Operator were hired in identical capacities by the Lessee. The Lessee intends to operate the hotels throughout the lease term.

Shared Expenses

         Humphrey Associates, Inc., and HAI Management, Inc., affiliates of the Lessee, share certain operating expenses with the Lessee. Expenditures are allocated based on each entity's pro rata share of the expense.

Percentage Lease Payment

         The Lessee has entered into percentage leases, with the Partnership relating to nineteen of its Hotels (including ten hotels acquired in 1997) and a fixed lease relating to the Dover Hotel (collectively , the Acquired Hotels). Each such lease (the "Percentage Leases" and the "Fixed Lease") has a term of 10 years. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges. Pursuant to the terms of the Fixed Lease, the Lessee is required to pay a fixed rent and certain other additional charges. The Lessee has future lease commitments through August 2007. Minimum future lease payments due under these noncancellable operating leases as of December 31, 1997 are as follows:

                      Humphrey Hospitality Management, Inc.

                           December 31, 1996 and 1997



Note 2.  Related Party Transactions (Continued)


                     Year                                 Amount
                     ----                                 ------
                 1998                                  $ 4,081,920
                 1999                                    4,081,920
                 2000                                    4,081,920
                 2001                                    4,081,920
                 2002                                    4,081,920
                 Thereafter                             13,693,746
                                                        ----------

                                                       $34,103,346
                                                        ==========


         The Lessee has incurred base rents of $1,608,976, $1,678,347 and $3,302,922 and percentage rents of $2,141,480, $2,279,054 and $4,023,271 for the years ended December 31, 1995, 1996 and 1997, respectively. As of December 31, 1996 and 1997, the amount due Humphrey Hospitality Limited Partnership and Solomons Beacon Inn Limited Partnership for lease payments totalled $1,066,996 and $1,857,021, respectively, and is included in due to affiliates on the balance sheets.

         During 1996, the Lessee made a loan to its shareholder in the amount of $51,250 which is unsecured and non-interest bearing. The amount was repaid in January 1997.

Services Agreement

         On January 1, 1996, the Lessee executed an Agreement with Humphrey Hospitality Trust, Inc., to provide accounting and securities reporting services. The initial terms of the Agreement provided for a fixed fee of $80,000 per year. On October 1, 1996, the Agreement was amended reducing the initial annual fee to $30,000 per year with an increase of $10,000 per year (prorated from the time of acquisition) for each hotel acquired by Humphrey Hospitality Trust, Inc. (excluding the hotel property in Dover, DE). Under the terms of the amendment, the service fee cannot exceed $100,000 in any year. As of December 31, 1996 and 1997, the Lessee received $67,503 and $79,388, respectively, for the services provided in accordance with the Agreement, which is included in other revenue.

                      Humphrey Hospitality Management, Inc.

                           December 31, 1996 and 1997


Note 3.  Commitments

Franchise Agreements

         The Lessee operates the hotels acquired by the Partnership and the Subsidiary Partnership, under the terms of existing franchise agreements. The franchise licenses generally specify certain management, operational, accounting, reporting and marketing standards and procedures with which the franchisee must comply and provide for annual franchise fees based upon percentages of gross room revenue. During the years ended December 31, 1995, 1996 and 1997, $387,853, $420,809 and $875,104, respectively, of franchise fees were charged to operations.

Restaurant Leases

         Three of the eight Initial Hotels have executed lease agreements for the hotel's restaurant facilities with varying expiration dates, including renewal periods, through December 1, 2023. Monthly rent is payable during the terms of the leases at 3% to 8% of the previous month's gross receipts.


Note 4.  Economic Dependency

         The Lessee receives the majority of its income from related hotel entities. The related hotels are primarily located in the Mid-Atlantic region of the United States.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed by the undersigned, thereunto duly authorized.

                                       HUMPHREY HOSPITALITY TRUST, INC.


                                       By: /s/ James I. Humphrey, Jr.
                                           _____________________________________
March 27, 1997                              James I. Humphrey, Jr.
                                            Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:  /s/ James I. Humphrey, Jr.
     __________________________
      James I. Humphrey, Jr.
      Chairman of the Board and President
      (Principal Executive, Financial and Accounting
      Officer)


By:   /s/ Margaret Allen
      __________________________
      Margaret Allen
      Director

By:   /s/ Andrew A. Mayer
      __________________________
      Andrew A. Mayer
      Director

By:   /s/ Leah T. Robinson
      __________________________
      Leah T. Robinson
      Director

By:   /s/ George R. Whittemore
      __________________________
      George R. Whittemore
      Director

By:   /s/ Jeffrey M. Zwerdling
      __________________________
      Jeffrey M. Zwerdling
      Director

Each of the above signatures is affixed as of March 27, 1998.