Form 10-Q
period 1998-03-31
HUMPHREY HOSPITALITY TRUST INC
filed 1998-05-15
CIK 929545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                              YES __X___ NO _____

The number of shares of Common Stock, $.01 par value, outstanding on May 15, 1998 was 4,631,700.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                     INDEX

                                                                                                  PAGE NUMBER
                                                                                                  -----------
PART I.   FINANCIAL INFORMATION

Item 1.   HUMPHREY HOSPITALITY TRUST, INC.

          Consolidated Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997            3

          Consolidated Statements of Income and Changes in Accumulated
             Deficit for the three months ended March 31, 1998 and 1997
             (unaudited)                                                                                4

          Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and
             1997 (unaudited)                                                                           5

          Notes to Consolidated Financial Statements                                                    6

          HUMPHREY HOSPITALITY MANAGEMENT, INC.

          Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997                        11

          Summary Statements of Operations and Changes in Retained Earnings for the three
             months ended March 31, 1998 and 1997 (unaudited)                                          12

          Statement of Cash Flows for the three months ended March 31, 1998 and 1997 (unaudited)       13

          Notes to Financial Statements                                                                14

Item 2.   Management's Discussion and Analysis of Financial Condition                                  17


PART II. OTHER INFORMATION                                                                             20

          None.

SIGNATURES                                                                                             21

PART I.  FINANCIAL INFORMATION

                        HUMPHREY HOSPITALITY TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                                March                     December
                                                                               31, 1998                   31, 1997
                                                                               --------                   --------
                                                                              (unaudited)
ASSETS

Investment in hotel properties, net of accumulated depreciation
     of $3,141,251 and $2,635,787                                            $ 50,334,471               $ 50,475,642
Cash and cash equivalents                                                          14,430                    204,065
Accounts receivable from Lessee                                                 1,215,101                  1,857,024
Deferred expenses, net of accumulated amortization
     of $254,092 and $207,295                                                     856,742                    903,539
Replacement reserve                                                                32,614                    148,966
Other assets                                                                      329,027                    208,862
                                                                             ------------               ------------
         Total assets                                                        $ 52,782,385               $ 53,798,098
                                                                             ============               ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Mortgage notes and bonds payable                                             $ 31,021,322             $   31,721,321
Obligations under capital leases                                                       --                     34,184
Accounts payable and accrued expenses                                             402,112                    262,708
Dividends payable                                                                 558,775                    558,775
                                                                             ------------               ------------

                                                                               31,982,209                 32,576,988
                                                                             ------------               ------------

MINORITY INTEREST                                                               3,302,936                  3,369,798
                                                                             ------------               ------------

COMMITMENTS AND CONTINGENCIES                                                          --                         --

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                         --                         --
Common stock. $.01 par value, 25,000,000 shares
  authorized, 3,481,700 shares issued and outstanding                              34,817                     34,817
Additional paid-in capital                                                     18,040,415                 18,040,415
Distributions in excess of net earnings                                          (577,992)                  (223,920)
                                                                             ------------               ------------

                                                                               17,497,240                 17,851,312
                                                                             ------------               ------------

         Total liabilities and shareholders' equity                          $ 52,782,385               $ 53,798,098
                                                                             ============               ============

                See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF INCOME AND
                         CHANGES IN ACCUMULATED DEFICIT
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                                   1998                    1997
                                                                                   ----                    ----
Revenue
     Percentage lease revenue                                                  $ 1,904,305               $  963,576
     Other revenue                                                                   3,526                   73,723
                                                                               -----------               ----------

Total revenue                                                                    1,907,831                1,037,299
                                                                               -----------               ----------

Expenses
     Interest                                                                      658,996                  156,060
     Land lease                                                                     15,705                       --
     Real estate and personal property taxes and insurance                         138,363                   55,222
     General and administrative                                                    125,278                   41,853
     Depreciation and amortization                                                 552,261                  205,407
                                                                               -----------               ----------

Total expenses                                                                   1,490,603                  458,542
                                                                               -----------               ----------

Income before allocation to minority interest                                      417,228                  578,757

Income allocated to minority interest                                               66,256                   87,855
                                                                               -----------               ----------

Net income                                                                         350,972                  490,902

Distributions in excess of net earnings, beginning of period                      (223,920)                 (91,793)

Dividends declared                                                                 705,044                  661,523
                                                                               -----------               ----------

Distributions in excess of net earnings, end of period                         $  (577,992)              $ (262,414)
                                                                               ===========               ==========

Basic earnings per common share outstanding                                    $      0.10               $     0.14
                                                                               ===========               ==========

Diluted earnings per common share outstanding                                  $      0.10               $     0.14
                                                                               ===========               ==========

Weighted average shares:
     Basic                                                                       3,481,700                3,481,700
     Diluted                                                                     4,139,073(2)             4,105,050(1)

---------------------
(1) Includes 623,350 units, which are redeemable on a one-for-one basis for shares of common stock at any time.
(2) Includes 657,373 units which are redeemable on a one-for-one basis for shares of common stock at any time.


                See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                                     1998                     1997
                                                                                     ----                     ----
Cash flows from operating activities
     Net income                                                               $    350,972             $    490,902
     Adjustments to reconcile net income to net
       cash provided by operating activities
         Depreciation and amortization                                             552,261                  205,407
         Income allocated to minority interest                                      66,256                   87,855
         Changes in assets and liabilities
              Decrease in accounts receivable                                      699,511                  425,854
              Increase in other assets                                            (112,357)                (115,033)
              Increase (decrease) in accounts payable
                and accrued expenses                                               131,595                  (47,509)
                                                                              ------------             ------------

                  Net cash provided by operating activities                      1,688,238                1,047,476
                                                                              ------------             ------------
Cash flows from investing activities
     Investment in hotel properties                                               (364,293)              (4,930,798)
     Deposit to replacement reserve                                               (229,916)                 (71,695)
     Withdrawals from replacement reserve                                          346,270                  136,256
                                                                              ------------             ------------

                  Net cash used in investing activities                           (247,939)              (4,866,237)
                                                                              ------------             ------------
Cash flows from financing activities
     Draw on line of credit                                                        300,000                       --
     Paydown on line of credit                                                  (1,000,000)                      --
     Stock issuance costs                                                          (57,588)                    (425)
     Financing costs paid                                                               --                 (153,959)
     Dividends paid                                                               (838,162)                (561,459)
     Principal payments on capital leases                                          (34,184)                  (6,016)
                                                                              ------------             ------------

                  Net cash (used in) provided by financing activities           (1,629,934)                (721,859)
                                                                              ------------             ------------

              Net decrease in cash and cash equivalents                           (189,635)              (4,540,620)

Cash and cash equivalents, beginning of period                                     204,065                7,100,692
                                                                              ------------             ------------
Cash and cash equivalents, end of period                                      $     14,430             $  2,560,072
                                                                              ============             ============
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                  $   658,996            $     156,060
                                                                                ==========             ============

Supplemental disclosures of non-cash investing and financing activities:
     During 1997, the Company acquired the Culpeper Comfort Inn hotel for $1,900,000 of which $1,220,000 represented debt assumed.

                See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

Note 1.  Organization and Summary of Significant Accounting Policies

         Humphrey Hospitality Trust, Inc. was incorporated on August 23, 1994. The Company is a self-administered real estate investment trust (REIT) for Federal income tax purposes. Humphrey Hospitality Trust, Inc., through its wholly-owned subsidiary Humphrey Hospitality REIT Trust (collectively, the Company) owns a controlling partnership interest in Humphrey Hospitality Limited Partnership (the Partnership) and through the Partnership owns interests in twenty existing limited - service Hotels (including ten hotel properties acquired during 1997) as of March 31, 1998. The Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the Subsidiary Partnership). As of March 31, 1998, the Company owns a 84.12% interest in the Partnership. The Company began operations on November 29, 1994.

         Since inception, the Partnership has leased all of its hotel facilities to Humphrey Hospitality Management, Inc. (the Lessee), a corporation wholly owned by James I. Humphrey, Jr., the President and Chairman of the Board of the Company. The Lessee operates and leases the hotel properties pursuant to separate percentage and fixed lease agreements (the Percentage Leases and the Fixed Lease) which provide for both fixed rents and percentage rents based on the revenues of the hotels.

         As of March 31, 1998, James I. Humphrey, Jr., Humphrey Associates, Inc., Farmville Lodging Associates, LLC and Humphrey-Key Largo Associates, L.P. (collectively, the Humphrey Affiliates) own a combined total of 657,373 units of limited partnership interests, representing a 15.88% interest in the Partnership.

       On April 24, 1998, the Company completed a fourth public offering (the "Fourth Stock Offering") of 1,150,000 shares of common stock. The gross proceeds were $12,075,000 based on the offering price of $10.50 per share. Net of underwriters' discount and offering expenses, the Company received net proceeds of approximately $10,915,000. The Company used the proceeds to repay certain amounts under the Credit Facility, which amounts had been borrowed over the past year principally to purchase certain of the Hotels. Upon completion of the Fourth Stock Offering, the Company owned an 87.57% partnership interest, and the Limited Partners owned a 12.43% interest in the Partnership.

The Company has completed the following public offerings since its inception:

      --------------------------------------------------------------------------------------------------------------
                                                             Offering price       Shares sold       Net proceeds
             Offering                Date completed             per share                          (in thousands)
      --------------------------------------------------------------------------------------------------------------
      Initial public offering      November 29, 1994           $  6.00             1,321,700        $     6,950
      --------------------------------------------------------------------------------------------------------------
      Second offering                July 21, 1995             $  7.75             1,010,000        $     6,957
      --------------------------------------------------------------------------------------------------------------
      Third offering                December 6, 1996           $  8.25             1,150,000        $     8,645
      --------------------------------------------------------------------------------------------------------------
      Fourth offering                April 24, 1998            $ 10.50             1,150,000        $    10,915
      --------------------------------------------------------------------------------------------------------------

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

                        HUMPHREY HOSPITALITY TRUST, INC.

                                 MARCH 31, 1998

Investment in Hotel Properties

         The hotel properties are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets which range from 31 to 40 years for buildings and 5 to 12 years for furniture and equipment. Maintenance and repairs are generally the responsibility of the Lessee and are charged to the Lessees operations as incurred; major replacements, renewals and improvements are capitalized. Upon disposition, both the asset and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the statement of income.

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

Revenue Recognition

         Lease income is recognized when earned from the Lessee under the lease agreements from the date of acquisition of each hotel property.

Earnings Per Common Share

         During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per share have been calculated in accordance herewith.

Distributions

         The Company intends to pay regular monthly dividends which are dependent upon the receipt of distributions from the Partnership.

Minority Interest

         Minority interest in the Partnership represents the limited partners proportionate share of the equity of the Partnership. The limited partnership interests are owned by the Humphrey Affiliates as of March 31, 1998. Income is allocated to minority interest based on weighted average percentage ownership throughout the year.

Income Taxes

         The Company intends to continue to qualify as a REIT under Sections 856 and 860 of the Internal Revenue Code effective with its taxable period ended December 31, 1994. Accordingly, no provision for Federal income taxes has been reflected in the financial statements.

Basis of Presentation

       The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles or those made in the Company's Annual Report or Form 10-K filed with the Securities and Exchange Commission. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 1998, and the results of operations for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not

                        HUMPHREY HOSPITALITY TRUST, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                 MARCH 31, 1998

necessarily indicative of the results that may be expected for the year ended December 31, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

Note 2.  Distributions

       On January 9, 1998 and January 30, 1998 the Company paid a $.0675 per share distribution on each share of Common Stock outstanding (including the distribution to minority interest) to shareholders of record as of November 28, 1997 and December 31, 1997 respectively.

       On March 12, 1998 the Company paid a .0675 per share distribution on each share of Common Stock outstanding (including the distribution to minority interest) to shareholders of record as of January 30, 1998. The distribution declared for shareholders of record as of February 27, 1998 and March 30, 1998 was paid on April 10, 1998 and May 8, 1998 respectively.

Note 3.  Commitments and Contingencies

       Pursuant to the Humphrey Hospitality Limited Partnership Agreement, the Limited Partners have certain redemption rights, (the "Redemption Rights"), that enable them to cause the Partnership to redeem their Units in exchange for shares of Common Stock or for cash at the election of the Company. The Redemption Rights may be exercised by the Limited Partners at any time. At March 31, 1998, the aggregate number of shares of Common Stock issuable to the Limited Partners upon exercise of the Redemption Rights is 657,373. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interests of the Limited Partners or the shareholders of the Company.

       The Company is the sole general partner in the Partnership, which is the sole general partner in the Subsidiary Partnership and as such, is liable for all recourse debt of the partnerships to the extent not paid by the partnerships. In the opinion of management, the Company does not anticipate any losses as a result of its general partner obligations.

       The Company has entered into percentage leases relating to nineteen of its twenty Hotels and a fixed lease relating to the Comfort Suites, Dover, DE, with Humphrey Hospitality Management, Inc. (the "Lessee"). Each such lease (the "Percentage Leases" and the "Fixed Lease") has a term of 10 years, with a five year renewal option at the option of the Lessee. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges and is entitled to all profits from the operations of the Hotels after the payment of certain specified operating expenses. Pursuant to the terms of the Fixed Lease, the Lessee is required to pay a fixed rent and certain other additional charges and is entitled to all profits from the operations of the Hotel after the payment of certain specified operating expenses. Also pursuant to the terms of the Percentage Lease and the Fixed Lease, the Company is obligated to make available to the Lessee an amount equal to 4% of room revenue on a quarterly, cumulative basis for capital improvements and refurbishments.

       Although the Company believes that 4% of room revenue is generally an appropriate capital reserve to maintain the condition and viability of its Hotels, the Company increased its capital reserves set-aside from 4% to 6% of room revenue upon completion of the Fourth Stock Offering. The additional 2% of room revenue will be held in a special reserve fund (the "Additional Reserve Fund") that will be deployed at the Hotels primarily to enhance their competitive position. To ensure that the Company receives additional annual income that is at least equal to 12% of the amount of funds invested by the Company from the Additional Reserve Fund, the Company and the Lessee have agreed to amend the Leases for the Hotels that receive capital from the Additional Reserve Fund to provide that each such Hotel will increase its annual Base Rent payment by 7% per annum of the capital received from the Additional Reserve Fund. The Company expects that it will receive additional amounts under the terms of the Percentage Leases equal to at least 5% per annum of the amount invested from the Additional Reserve Fund through its participation in increased room revenue resulting from such additional investments. The Company has future lease commitments from the Lessee through August, 2007. Minimum future rental income under these noncancelable operating leases at December 31, 1997 is as follows:

                        HUMPHREY HOSPITALITY TRUST, INC.

                                 MARCH 31, 1998

                       Year              (in thousands)
                       ----              --------------
                       1998                      4,082
                       1999                      4,082
                       2000                      4,082
                       2001                      4,082
                       2002                      4,082
                       Thereafter               13,693
                                                ------

                                               $34,103
                                               =======

       For the three months ended March 31, 1998, the Company earned base rents of $1,020,486 and percentage rents of $883,819 as compared to base rents of $514,196 and percentage rents of $449,380 for the three months ended March 31, 1997. As of March 31, 1998, $1,215,101 was due from the Lessee. The percentage rents are based on a percentage of gross room and other revenue.

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

       The Company entered into an agreement on April 14, 1998 for the sale of the Comfort Inn, Elizabethton, TN.

Note 4.  Mortgages and Bonds Payable

        Since February 1997 the Company has increased the maximum amount that it may borrow under the terms of its Credit Facility from $6.5 million to $25.5 million.. The term of the Credit Facility extends through April 1999, with two one year extensions at the option of the bank. The Credit Facility bears interest at the prime rate plus 25 basis points (8.75% at March 31, 1998.) The Credit Facility is secured by the Company's hotels located in Solomons, MD; Farmville, VA (2 hotels); Elizabethton, TN; Dahlgren, VA; Princeton, WV; Dover, DE; Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA, Gettysburg, PA (2 hotels) and Key Largo, FL.

Note 5.  Pro Forma Financial Information (Unaudited)

       The following pro forma information is presented for informational purposes as if the acquisition of the Hotels, described in Note 1, occurred on January 1, 1997. This unaudited pro forma condensed statement of operations is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, nor does it purport to represent the results of operations for future periods.

                        Humphrey Hospitality Trust, Inc.

                  PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                  Three months ended             Three months ended
                                                                     March 31, 1998                March 31, 1997
                                                                     (Historical)                   (Proforma)
                                                                  ------------------             ------------------
Revenue
     Percentage lease revenue                                         $1,904,305                     $1,891,195
     Other revenue                                                         3,526                         73,723
                                                                      ----------                     ----------

     Total revenue                                                     1,907,831                      1,964,918
                                                                      ----------                     ----------
Expenses
     Interest                                                            658,996                        670,202
     Land lease                                                           15,705                             --
     Real estate and personal property taxes
      and insurance                                                      138,363                        130,851
     General and administrative                                          125,278                         69,134
     Depreciation and amortization                                       552,261                        477,847
                                                                      ----------                     ----------

     Total expenses                                                    1,490,063                      1,348,034
                                                                      ----------                     ----------

Income before allocation to minority interest                            417,228                        616,884

Income allocated to minority interest                                     66,256                         97,961
                                                                      ----------                     ----------

Net income                                                            $  350,972                     $  518,923
                                                                      ==========                     ==========

Basic earnings per common share outstanding                           $     0.10                     $     0.15
                                                                      ==========                     ==========

Diluted earnings per common share outstanding                         $     0.10                     $     0.15
                                                                      ==========                     ==========

Weighted average shares:
     Basic                                                             3,481,700                      3,481,700
     Diluted                                                           4,139,073(1)                   4,139,073(1)

--------------
(1) Includes 657,373 units which are redeemable for shares of common stock at any time.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                                 BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                                 March 31,             December 31,
                                                                                   1998                    1997
                                                                                   ----                    ----
                                                                                (unaudited)
                                     ASSETS

CURRENT ASSETS

       Cash and cash equivalents                                             $ 1,656,426                $ 2,483,403
       Accounts receivable                                                       269,657                    224,201
       Prepaid expenses                                                           32,266                     66,862
       Other assets                                                               43,204                     60,377
                                                                             -----------                -----------

           Total current assets                                              $ 2,001,553                $ 2,834,843
                                                                             ===========                ===========


                 LIABILITIES AND SHAREHOLDER'S (DEFICIT)/EQUITY

CURRENT LIABILITIES

       Accounts payable                                                      $   401,415                $   402,188
       Accrued expenses                                                          256,328                    346,744
       Advance deposit                                                            79,703                     12,031
       Prepaid slip rentals - Marina                                              56,374                     31,914
       Note Payable to Stockholder(1)                                            200,000                         --
       Due to affiliates                                                       1,222,728                  1,857,021
                                                                             -----------                ------------

           Total current liabilities                                           2,216,548                  2,649,898
                                                                             -----------                ------------


COMMITMENTS                                                                           --                         --

SHAREHOLDER'S EQUITY
       Common stock, $.01 par value, 1,000 shares
         authorized, 100 shares issued and outstanding                                 1                           1
       (Accumulated deficit) Retained earnings                                  (214,996)                    184,944
                                                                             -----------                ------------

           Total shareholder's (deficit)/equity                                 (214,995)                    184,945
                                                                             -----------                ------------

       Total liabilities and shareholder's (deficit)/equity                  $ 2,001,553                $  2,834,843
                                                                             ===========                ============

--------------------
(1) The note was repaid to Mr. Humphrey in April 1998. The note was unsecured and bore interest at prime plus a quarter percent (8.75%).

                       See notes to financial statements.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                      SUMMARY STATEMENTS OF OPERATIONS AND
                          CHANGES IN RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                                    1998                    1997
                                                                                    ----                    ----
         Revenue from hotel properties
              Room revenue                                                    $  3,661,980             $  1,720,234
              Telephone revenue                                                     74,412                   38,622
              Slip revenue                                                          71,718                   56,414
              Interest revenue                                                       9,896                       --
              Other revenue                                                         89,699                   38,738
                                                                              ------------             -------------

                  Total revenue                                                  3,907,705                1,854,008
                                                                              ------------             -------------
         Expenses
              Salaries and wages                                                 1,120,814                  538,198
              Room expense                                                         215,572                  110,014
              Telephone                                                             77,818                   40,258
              Marina expense                                                         7,281                    8,829
              General and administrative                                           215,074                  107,446
              Marketing and promotion                                              173,559                   72,605
              Utilities                                                            234,319                  117,671
              Repairs and maintenance                                               97,357                   35,655
              Taxes and insurance                                                   72,363                   50,208
              Franchise fees                                                       189,183                   93,395
              Lease payments                                                     1,904,305                  963,576
                                                                              ------------             -------------

                  Total expenses                                                 4,307,645                2,137,855
                                                                              ------------             -------------

                  Net income                                                      (399,940)                (283,847)

              Retained earnings,
                beginning of period                                                184,944                   29,880
                                                                              ------------             -------------
              Accumulated deficit,
                end of period                                                 $   (214,996)            $   (253,967)
                                                                              ============             ============


                       See notes to financial statements.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                            STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                                      1998                       1997
                                                                                      ----                       ----
Cash flows from operating activities
     Net loss                                                                    $  (399,940)              $  (283,847)
     Adjustments to reconcile net income  to net cash
       used in operating activities
         Changes in assets and liabilities
              Increase in accounts receivable                                        (45,456)                  (26,195)
              Decrease in prepaid expenses                                            34,596                    19,213
              Decrease (increase) in other assets                                     17,173                      (255)
              (Decrease) increase in accounts payable                                   (773)                   86,334
              Increase in prepaid slip rentals                                        24,460                    10,491
              Decrease in due to affiliates                                         (634,293)                 (422,669)
              (Decrease) increase in accrued expenses                                (90,416)                   34,227
              Increase in advanced deposits                                           67,672                     5,038
                                                                                 ------------              -----------
                  Net cash used in
                    operating activities                                          (1,026,997)                 (577,663)
                                                                                 ------------              -----------
Cash flows from financing activities
     Repayment of advance to shareholder                                                  --                    51,250
     Advance from Shareholder                                                        200,000                        --
                                                                                 ------------              -----------
                  Net cash provided by financing activities                          200,000                    51,250
                                                                                 ------------              -----------

                  Net decrease in cash and
                    cash equivalents                                                (826,977)                 (526,413)

Cash and cash equivalents, beginning of period                                     2,483,403                 1,127,573
                                                                                 ------------              -----------

Cash and cash equivalents, end of period                                         $ 1,656,426               $   601,160
                                                                                 ===========               ===========

---------------------


                       See notes to financial statements.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998

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

Basis of Presentation

       The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessee's financial position as of March 31, 1998, and the results of operations for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s Form 10-K for the year ended December 31, 1997.

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

Note 2.  Related Party Transactions

Shared Expenses

       Humphrey Associates, Inc. and HAI Management, Inc., affiliates of the Lessee, share certain operating expenses with the Lessee. Expenditures are allocated based on each entity's pro rata share of the expense. At March 31, 1998, $7,627 was due to afffiliates for such allocated expenses.

Note 3.  Commitments

       The Lessee has entered into percentage leases with the Partnership relating to nineteen of its Hotels (including ten hotels acquired in 1997) and a fixed lease relating to the Comfort Suites Dover, DE (collectively, the Acquired Hotels). Each such lease (the "Percentage Leases" and the "Fixed Lease") has a term of 10 years. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges. Pursuant to the terms of the Fixed Lease, the Lessee is required to pay a fixed rent and certain other additional charges. The Lessee has future lease commitments through August 2007. Minimum future lease payments due under these noncancellable operating leases are as follows:

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                                 MARCH 31, 1998

                         Year             (in thousands)
                         ----             --------------
                         1998                      4,082
                         1999                      4,082
                         2000                      4,082
                         2001                      4,082
                         2002                      4,082
                         Thereafter               13,693
                                                  ------

                                                 $34,103
                                                 =======

       For the three months ended March 31, 1998, the Lessee has incurred base rents of $1,020,486, and percentage rents of $883,819 as compared to base rents of $514,196 and percentage rents of $449,380 for the three months ended March 31, 1997. As of March 31, 1998, the amount due the Partnership and Solomons Beacon Inn Limited Partnership for lease payments were $1,215,101 collectively, and is included in due to affiliates on the balance sheet.

Note 4.   Pro Forma Financial Information (Unaudited)

              The following pro forma information is presented for informational purposes as if the acquisition of the acquired hotels by the Partnership and the commencement of the percentage and fixed leases had occurred on January 1, 1997. This unaudited pro forma condensed statement of operations is not necessarily indicative of what actual results of operations of the Lessee would have been assuming such operations had commenced as of January 1, 1997, nor does it purport to represent the results of operations for future periods.

                     Humphrey Hospitality Management, Inc.

                  PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                            Three months ended     Three months ended
                                                                             March 31, 1998         March 31, 1997
                                                                              (Historical)              (Proforma)
                                                                            ------------------     ------------------
Revenue from hotel operations
     Room revenue                                                                3,661,980               $3,491,672
     Telephone revenue                                                              74,412                   74,463
     Slip revenue                                                                   71,718                   56,414
     Interest revenue                                                                9,896                       --
     Other revenue                                                                  89,699                   81,530
                                                                               -----------               ----------

     Total revenue                                                               3,907,705                3,704,079
                                                                               -----------               ----------
Expenses
     Salaries and wages                                                          1,120,814                1,071,034
     Room expense                                                                  215,572                  238,482
     Telephone                                                                      77,818                   62,833
     Marina expense                                                                  7,281                    8,829
     General and administrative                                                    215,074                  192,158
     Marketing and promotion                                                       173,559                  167,105
     Utilities                                                                     234,319                  246,919
     Repairs and maintenance                                                        97,357                  108,403
     Taxes and insurance                                                            72,363                   83,921
     Franchise fees                                                                189,183                  189,282
     Lease payments                                                              1,904,305                1,895,225
                                                                               -----------               ----------

     Total expenses                                                              4,307,645                4,264,191
                                                                               -----------               ----------

     NET INCOME                                                                $  (399,940)              $ (560,112)
                                                                               ============              ===========

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

       Humphrey Hospitality Trust, Inc. (the "Company"), is a Virginia corporation that operates as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). The Company is the sole general partner of Humphrey Hospitality Limited Partnership (the "Partnership") and owns a 84.12% interest in the Partnership at March 31, 1998. As of March 31, 1998, the Partnership owned directly or indirectly twenty hotel properties (the "Hotels"). Eight of the Hotels (the "Initial Hotels") were acquired by the Company in connection with its initial public stock offering in November 1994, one hotel was acquired in July 1995, one hotel was developed in 1996 and opened for business in January 1997 and ten hotels were acquired between February 1997 and September 1997.

       In order for the Company to qualify as a REIT under the Code, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases the Hotels pursuant to leases ("Leases") to Humphrey Hospitality Management, Inc. (the "Lessee") which is wholly owned by James I. Humphrey, a limited partner in the Partnership and Chairman of the Board of Directors and President of the Company. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessee under the Percentage Leases and the Fixed Lease. The Lessee's ability to make payments to the Partnership under the Percentage Leases and the Fixed Lease is dependent on its ability to generate cash flow from the operation of the Hotels.

RESULTS OF OPERATIONS

Three months ended March 31, 1998

       The Company's total revenues for the three month period ended March 31, 1998, substantially consisted of Lease revenue recognized pursuant to the Leases. The Company's revenue during the three month period ended March 31, 1998 was $1,907,831 an increase of $870,532, or 83.9%, as compared to Company revenue of $1,037,299 for the same period of 1997. The improvement in revenues is attributed to the additional Lease revenue derived from the increase in the number of Hotels. Net income decreased by $139,930 to $350,972, or 28.5% for the three months ended March 31, 1998 as compared to net income of $490,902 for the same period of 1997. The decrease is the result of increased interest expense from borrowings for the acquisitions, and full depreciation of the properties acquired in 1997. These full expense items are reflected in what is traditionally a slow quarter for the hotels in the Company's portfolio.

       The Lessee's room revenues from the Hotels increased by $1,941,746, or 112.9%, to $3,661,980 for the three months ended March 31, 1998, as compared to $1,720,234 of room revenue for the same period of 1997. The pro forma average daily rate of the Hotels increased to $55.58 for the three months ended March 31, 1998, up 4.7% as compared to $53.10 for the same period of 1997. Pro forma revenue per available room ("Revpar") was $31.01 for the three months ended March 31, 1998 as compared to $29.11 for the same period of 1997. Lessee operating expenses increased by $2,169,790, as the result of the opening of the hotel in Dover, Delaware and the acquisition of ten other hotels, to $4,307,645 for the three months ended March 31, 1998, as compared to $2,137,855 for the same period of 1997. The net loss for the three months ended March 31, 1998 increased $118,772 to $402,619 from $283,847 in 1997. The increase is the result of having more hotels in a traditionally slow quarter for the portfolio.

                        HUMPHREY HOSPITALITY TRUST, INC.

                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments under the Leases. The Lessee's obligations under the Leases are unsecured. The Lessee's ability to make rent payments, and the Company's liquidity, including its ability to make distributions to common shareholders, is dependent on the Lessee's ability to generate sufficient cash flow from the operation of the Hotels.

       The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters with the exception of the Hotel that the Company acquired in Key Largo, Florida. The Key Largo hotel is busiest in the first and fourth quarters of the year. To the extent that cash flow from operating activities is insufficient to provide all of the estimated monthly distributions (particularly in the first quarter), the Company anticipates that it will be able to fund any such deficit from future working capital. As of March 31, 1998, the Company's cash and current accounts receivable balances exceed its current obligations by $268,644.

     The Company's Funds from Operations (net income plus minority interest and depreciation and amortization) ("FFO") was $936,997 in the three months ended March 31, 1998 which is an increase of $170,790, or 22.3% over the FFO in the comparable period in 1997, which was $766,207. Most of the improvements in FFO can be attributed to the completion and opening of the Comfort Suites hotel in Dover, Delaware, and the acquisition of ten hotels between February 1997 and September 1997. Management considers FFO to be a market accepted measure of an equity REIT's cash flow, which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performances. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), FFO represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets and after adjustments for unconsolidated partnerships. For the periods presented, depreciation and amortization and minority interest were the only non-cash adjustments. Therefore, FFO represents cash flow from operating activities. FFO should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or debt service with respect to the hotel properties.

The computation of historical FFO is as follows:

                                                     Historical Three           Historical Three
                                                     Month Period Ended         Month Period Ended
                                                     March 31, 1998             March 31, 1997
                                                     ------------------         ------------------
         Net income applicable to
           common shares                                 $ 350,972               $    490,902

         Add:
           Minority interest                                66,256                     87,855
           Amortization of franchise costs                  14,305                        375
           Depreciation                                    505,464                    187,075
                                                         ---------              -------------

         Funds From Operations (new method)              $ 936,997              $     766,207
                                                         ---------              -------------

           Amortization of loan costs                       32,492                     17,957

         Funds From Operations (old method)              $ 969,489              $     784,164
                                                         ---------              -------------

                        HUMPHREY HOSPITALITY TRUST, INC.

                          MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION - CONTINUED

Long-term debt as of March 31, 1998, of approximately $31 million consisted of:

       Approximately $24.8 million, from the credit facility with Mercantile Safe Deposit and Trust Company (the "Credit Facility"), which is secured by and cross-collateralized and cross-defaulted on the Hotels located in Solomons, MD; Farmville, VA (2 hotels); Elizabethton, TN; Dahlgren, VA; Princeton, WV; Dover, DE; Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA , Gettysburg, PA (2 hotels) and Key Largo, FL. The interest rate on the Credit Facility is variable at 25 basis points above the prime rate, presently at a rate of 8.75% per annum.

       Approximately $3.9 million, secured by a first deed of trust on the Hotels located in Wytheville, Virginia, and Morgantown, West Virginia. Interest accrues at the rate necessary to remarket bonds at a price equal to 100% of the outstanding principal balance. The interest rate is approximately half of the prime rate, which is adjusted weekly and is not to exceed 15% and 11.3636% for Wytheville and Morgantown, respectively. At March 31, 1998, the interest rate was approximately 3.7% and 3.8% for Wytheville and Morgantown, respectively. In addition, letter of credit fees, trustee fees and financing fees increased the effective rate on the bonds.

       Approximately $2.4 million, is secured by a first deed of trust on the Comfort Inn-Dublin, VA. The outstanding balance bears interest at a rate equal to 7.75% per annum with additional Underwriters' fees increasing the interest rate to 8%.

       The Company's debt policy provides that it may not carry consolidated indebtedness in excess of 55% of the aggregate purchase prices of the hotels in which it has invested. The aggregate total purchase price paid by the Company for the Hotels as of March 31, 1998 is approximately $58 million. As of March 31, 1998, the Company's total outstanding indebtedness represents approximately 53.45% of the aggregate amount paid by the Company for the Hotels.

       The Board of Directors has adopted a policy that will govern all of the Company's investment in hotel properties (the "Investment Policy") including the acquisition of existing hotels and the development of hotels until such time as the Board amends such policy. Under the Investment Policy, the Company will make no investment in a hotel property unless the Company can demonstrate that it can reasonably expect an annual return on its investment (net of insurance, real estate and personal property taxes and reserves for furniture, fixtures and capital expenditure ("FFE Reserves")), that is greater than or equal to 12% of the total purchase price to be paid by the Company for such property. Under the Bylaws, the approval of a majority of the Board of Directors, including a majority of the Independent Directors, is required for the Company to acquire any property. In addition, the Investment Policy will be applied to a hotel property prior to its acquisition or development by the Company, and therefore, there can be no assurance that increases in insurance rates, real estate or personal property tax rates or FFE Reserves, which are based on room revenues, will not decrease the Company's annual return on its investments in any hotel property to a level below that set out in the Investment Policy.

       The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its initial taxable year ending December 31, 1994. As such the Company will not be subject to a federal income tax on its net income. REITs are subject to a number of organizational and operational require-ments. For example, a REIT, and therefore the Company, is required to pay dividends to its shareholders of at least 95% of its taxable income for federal income tax purposes. The Company intends to pay these dividends from operating cash flows. The Company intends to retain as a reserve such amounts as it considers necessary for the acquisition, expansion and renovation of hotel properties consistent with continuing to distribute to its shareholders amounts sufficient to maintain the Company's qualification as a REIT.

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

YEAR 2000

       In response to the year 2000 issue, the Company modified its existing information systems in order to make them year 2000 compliant. The Company believes that it has made all necessary modifications to its existing systems and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Company's results of operations or financial position.

OTHER INFORMATION

       The Company adopted the provisions of Financial Accounting Standard Board Statement No. 128 "Earnings Per Share" during 1997.

Item 6.    Exhibits and Reports on Form 8-K

       Exhibits  -

           Exhibit 27.1 Financial Data Schedule

PART II

OTHER INFORMATION.

 None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HUMPHREY HOSPITALITY TRUST, INC.

                                                By: /s/ James I Humphrey, Jr
                                                    ____________________________
                                                     James I. Humphrey, Jr.
                                                     President and Secretary

                                                Date: 05/14/98
                                                      __________________________