Form 10-Q
period 1998-06-30
HUMPHREY HOSPITALITY TRUST INC
filed 1998-08-14
CIK 929545

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549





                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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



                                    N/A
              ---------------------------------------------------
              (former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X     NO
                               -----      -----


The number of shares of Common Stock, $.01 par value per share, outstanding on August 14, 1998 was 4,631,700.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                     INDEX

                                                                                                       Page Number
                                                                                                       -----------
PART I.      FINANCIAL INFORMATION

Item 1.      HUMPHREY HOSPITALITY TRUST, INC.
             --------------------------------

             Consolidated Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997                3

             Consolidated Statements of Income and Changes in Accumulated Deficit for the three and six
                months ended June 30, 1998 and 1997 (unaudited)                                               4

             Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and
                1997 (unaudited)                                                                              5

             Notes to Consolidated Financial Statements                                                       7

             HUMPHREY HOSPITALITY MANAGEMENT, INC.
             -------------------------------------

             Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997                            12

             Summary Statements of Operations and Changes in Retained Earnings for the three and six
                months ended June 30, 1998 and 1997 (unaudited)                                              13

             Statement of Cash Flows for the six months ended June 30, 1998 and 1997 (unaudited)             14

             Notes to Financial Statements                                                                   15

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations           18


PART II.     OTHER INFORMATION

             Item 4. Submission of Matters to a vote of Security Holders                                     23

             Item 6. Exhibits and Reports on Form 8-K

SIGNATURES                                                                                                   24

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        HUMPHREY HOSPITALITY TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997



                                                                                June                   December
                                                                              30, 1998                 31, 1997
                                                                             ---------                 --------
                                                                            (unaudited)
                                    ASSETS

Investment in hotel properties, net of accumulated depreciation           $ 59,998,560              $ 50,475,642
Cash and cash equivalents                                                    1,508,398                   204,065
Accounts receivable from Lessee                                              1,736,034                 1,857,024
Deferred expenses, net of accumulated amortization                                 742                   903,539
Replacement reserve                                                          1,107,168                   148,966
Other assets                                                                   217,499                   208,862
                                                                            ----------               -----------
         Total assets                                                     $ 64,568,401              $ 53,798,098
                                                                            ==========                ==========



                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Mortgage notes and bonds payable                                          $ 31,526,379              $ 31,721,321
Obligations under capital leases                                                    --                    34,184
Dividends payable                                                              800,011                   558,775
Accounts payable and accrued expenses                                          482,479                   262,708
                                                                          ------------             -------------

                                                                            32,808,869                32,576,988
                                                                          ------------             -------------

Minority interest                                                            4,404,515                 3,369,798
                                                                          ------------             -------------

COMMITMENTS AND CONTINGENCIES                                                       --                        --

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                      --                        --
Common stock. $.01 par value, 25,000,000 shares
  authorized, 4,631,700 and 3,481,700 shares, respectively,
  issued and outstanding                                                        46,317                    34,817
Additional paid-in capital                                                  27,870,377                18,040,415
Distributions in excess of net earnings                                      (561,677)                 (223,920)
                                                                          ------------              ------------

                                                                            27,355,017                17,851,312
                                                                          ------------              ------------

         Total liabilities and shareholders' equity                       $ 64,568,401              $ 53,798,098
                                                                           ===========               ===========

                See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF INCOME AND
                         CHANGES IN ACCUMULATED DEFICIT
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                            Three Months ended                   Six Months ended
                                                                  June 30,                           June 30,
                                                            1998            1997               1998          1997
                                                            ----            ----               ----          ----
Revenue
   Percentage lease revenue                              $2,354,422      $1,777,161       $4,258,727      $2,740,737
   Other revenue                                              3,831          14,205            7,357          87,928
                                                          ---------      ----------        ---------      ----------

Total revenue                                             2,358,253       1,791,366        4,266,084       2,828,665
                                                          ---------       ---------        ---------      ----------

Expenses
   Interest                                                 486,884         384,904        1,145,880         540,964
   Land lease                                                19,056          13,253           34,760          13,253
   Real estate and personal property taxes and insurance    138,387          98,949          276,752         154,171
   General and administrative                               158,855         177,253          284,132         219,106
   Depreciation and amortization                            563,291         373,530        1,115,551         578,937
                                                            -------         -------        ---------        --------

Total expenses                                            1,366,473       1,047,889        2,857,075       1,506,431
                                                          ---------       ---------        ---------      ----------

Income before gain on sale of asset                         991,780         743,477        1,409,009       1,322,234

Gain on sale of asset                                       195,001              --          195,001              --

Income allocated to minority interest                       163,071         112,860          229,327         200,715
                                                            -------         -------          -------       ---------

Net income                                                1,023,710         630,617        1,374,683       1,121,519

Accumulated deficit beginning of period                   (577,992)       (262,414)        (223,920)        (91,793)

Distributions declared                                  (1,007,395)       (661,523)      (1,712,440)     (1,323,046)
                                                        -----------       ---------      -----------     -----------

Accumulated deficit end of period                         (561,677)       (293,320)        (561,677)       (293,320)
                                                          =========       =========        =========       =========

Basic earnings per common share                          $     0.24      $     0.18       $     0.35      $     0.32

Diluted earnings per common share                        $     0.24      $     0.18       $     0.35      $     0.32

Weighted average shares :
   Basic                                                  4,303,129       3,481,700        3,894,683       3,481,700

   Diluted                                            5,049,172 (2)   4,105,050 (1)    4,640,726 (2)   4,105,050 (1)

---------------------
(1) Includes 623,350 units, which are redeemable on a one-for-one basis for shares of common stock at any time.

(2) Includes 746,043 units, which are redeemable on a one-for-one basis for shares of common stock at any time.


                See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                                  1998                   1997
                                                                                  ----                   ----
Cash flows from operating activities
    Net income                                                            $   1,374,683            $  1,121,519
    Adjustments to reconcile net income to net
      cash provided by operating activities
         Depreciation and amortization                                        1,115,551                 578,937
         Income allocated to minority interest                                  229,327                 200,715
         Gain on sale of asset                                                (195,001)                      --
         Changes in assets and liabilities
             Decrease (Increase) in accounts receivable                          120,990              (460,556)
             (Increase) Decrease in other assets                                 (8,639)                 24,209
             Franchise costs paid                                              (204,500)              (301,746)
             Write-off of loan costs                                             (8,327)                     --
             Increase in accounts payable
               and accrued expenses                                             219,770                  168,868
                                                                                -------               ----------

                 Net cash provided by operating activities                    2,643,854               1,331,946
                                                                              ---------               ---------

Cash flows from investing activities
    Investment in hotel properties                                          (11,791,873)            (26,240,700)
    Proceeds from sale of hotel                                                1,457,603               (261,673)
    Deposit to replacement reserve                                             (480,061)                   (919)
    Withdrawals from replacement reserve                                        628,285                  285,743
                                                                                -------                  -------

                 Net cash used in investing activities                      (10,186,046)            (26,217,549)
                                                                            ------------            ------------

Cash flows from financing activities
    Net proceeds from issuance of stock                                      10,929,599                      --
    Draw on line of credit                                                   11,810,000              19,519,773
    Paydown on line of credit                                              (11,954,942)                      --
    Principal payments on long-term debt                                       (50,000)                (45,000)
    Stock issuance costs                                                             --                 (7,378)
    Financing costs paid                                                      (100,000)                (85,368)
    Dividends paid                                                          (1,753,948)             (1,341,418)
    Increase in capital lease obligations                                            --                  16,147
    Principal payments on capital leases                                       (34,184)                (13,818)
                                                                          -------------            ------------

                 Net cash provided by financing activities                    8,846,525             18,042,938
                                                                              ---------             -----------

             Net increase (decrease) in cash and cash equivalents              1,304,333           (6,842,665)

Cash and cash equivalents, beginning of period                                  204,065              7,100,692
                                                                                -------              ---------

Cash and cash equivalents, end of period                               $      1,508,398            $   258,027
                                                                        ===============             ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                              $   1,234,328            $   421,616
                                                                           ============             ==========

Supplemental disclosures of non-cash investing and financing activities:
    On June 1, 1998, the Company issued, as compensation 70,936 units of limited partnership interest to Humphrey Development, Inc., and 17,734 units to Humphrey Hospitality Management, Inc. The total of 88,670 units are redeemable for shares of common stock on a one-for-one basis and are valued at approximately $900,000 based on an average price of $10.15 per share. The recording of the increase in minority interest resulted in a $452,315 reduction in additional paid in capital.

                        HUMPHREY HOSPITALITY TRUST, INC.

    At June 30, 1998, $800,011 of dividends to shareholders and limited partners had been declared but not paid. The dividends were paid on July 15, 1998 and August 14, 1998. At December 31, 1997, $558,775 of dividends to shareholders and limited partners had been declared but not paid.

    During 1997, the Company acquired the Culpeper Comfort Inn hotel for $1,900,000, of which $1,220,000 represented debt assumed.

                See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

Note 1.  Organization and Summary of Significant Accounting Policies

         Humphrey Hospitality Trust, Inc. was incorporated on August 23, 1994. The Company is a self-administered real estate investment trust (REIT) for federal income tax purposes under the laws of the Commonwealth of Virginia. Humphrey Hospitality Trust, Inc., through its wholly-owned subsidiary Humphrey Hospitality REIT Trust (collectively, the "Company") owns a controlling partnership interest in Humphrey Hospitality Limited Partnership (the Partnership) and through the Partnership owns interests in twenty-two existing limited-service hotels (including three hotel properties acquired in June 1998) as of June 30, 1998. The Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership"). As of June 30, 1998, the Company owns a 86.13% interest in the Partnership. The Company began operations on November 29, 1994.

         Since inception, the Partnership has leased all of its hotel facilities to Humphrey Hospitality Management, Inc. (the "Lessee"), a corporation wholly owned by James I. Humphrey, Jr., the President and Chairman of the Board of the Company. The Lessee operates and leases the hotel properties pursuant to separate percentage lease agreements (the "Percentage Leases") which provide for both fixed rents and percentage rents based on the revenues of the hotels.

         As of June 30, 1998, James I. Humphrey, Jr., Humphrey Associates, Inc., Farmville Lodging Associates, LLC, Humphrey-Key Largo Associates, L.P., Humphrey Development, Inc. and Humphrey Hospitality Management, Inc. (collectively, the "Humphrey Affiliates") own a combined total of 746,043 units of limited partnership interests, representing a 13.87% interest in the Partnership.

         On April 24, 1998, the Company completed a fourth public offering (the "Fourth Stock Offering") of 1,150,000 shares of common stock. The gross proceeds were $12,075,000 based on the offering price of $10.50 per share. Net of underwriters' discount and offering expenses, the Company received net proceeds of approximately $10,929,000. The Company used the proceeds to repay certain amounts under its Credit Facility with Mercantile Safe Deposit and Trust Company (the "Credit Facility"), which amounts had been borrowed over the past year principally to purchase certain of the hotels. Upon completion of the Fourth Stock Offering, the Company owned an 87.57% partnership interest, and the Limited Partners owned a 12.43% interest in the Partnership.

The Company has completed the following public offerings since its inception:

                                                     Offering price      Shares sold      Net proceeds
       Offering               Date completed            per share                        (in thousands)
-----------------------    --------------------    ------------------   --------------  ----------------
Initial public offering     November 29, 1994          $  6.00            1,321,700        $  6,950
-----------------------    --------------------    ------------------   --------------  ----------------
Second offering               July 21, 1995            $  7.75            1,010,000        $  6,957
-----------------------    --------------------    ------------------   --------------  ----------------
Third offering               December 6, 1996          $  8.25            1,150,000        $  8,645
-----------------------    --------------------    ------------------   --------------  ----------------
Fourth offering               April 24, 1998           $ 10.50            1,150,000        $ 10,929
-----------------------    --------------------    ------------------   --------------  ----------------


         On June 25, 1998, the Company closed on the purchase of the 73-room Best Western hotel in Ellenton, Florida and the 63-room Shoney's Inn hotel in Ellenton, Florida. The company paid $5.4 million collectively for both hotels with borrowings from the Credit Facility. The hotels are leased by the Lessee pursuant to a Percentage Lease which provides for rent based, in part, on the room revenues from the hotels.

         On June 26, 1998, the Company closed on the purchase of the 80-room Hampton Inn in Brandon, Florida. The Company paid $5.4 million for the hotel with borrowings from the Credit Facility. The hotel is leased by the Lessee pursuant to a percentage lease, which provides for rent based, in part, on the room revenues from the hotel.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company, the Partnership and the Subsidiary Partnership. All significant intercompany balances and transactions have been eliminated.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                 JUNE 30, 1998

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

Investment in Hotel Properties

         The hotel properties are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which range from 31 to 40 years for buildings and 5 to 12 years for furniture and equipment. Maintenance and repairs are generally the responsibility of the Lessee and are charged to the Lessee's operations as incurred; major replacements, renewals and improvements are capitalized. Upon disposition, both the asset and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the statement of income.

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

Earnings Per Common Share

         During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted earnings per share have been calculated in accordance therewith. The adoption of SFAS No. 128 did not have a material effect on prior years.

Distributions

         The Company intends to pay regular monthly dividends which are dependent upon the receipt of distributions from the Partnership.

Minority Interest

         Minority interest in the Partnership represents the limited partners proportionate share of the equity of the Partnership. All of the limited partnership interests are owned by Humphrey Affiliates as of June 30, 1998. Income is allocated to minority interest based on weighted average percentage ownership throughout the year.

Income Taxes

         The Company intends to continue to qualify as a REIT under Sections 856 and 860 of the Internal Revenue Code. Accordingly, no provision for Federal income taxes has been reflected in the financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                 JUNE 30, 1998

Basis of Presentation

      The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the disclosures normally required by generally accepted accounting principles or those made in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 1998, and the results of operations for the three and six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2.  Distributions

    On June 16, 1998, the Company paid a $.0675 per share distribution on each share of Common Stock outstanding (including the distribution to minority interest) to shareholders of record as of April 30, 1998. The distribution declared for shareholders of record as of June 18, 1998 and June 25, 1998 was paid on July 15, 1998 and August 14, 1998, respectively, at a rate of $.075 per share.

Note 3.  Commitments and Contingencies

      Pursuant to the Humphrey Hospitality Limited Partnership Agreement, the Limited Partners have certain redemption rights, (the "Redemption Rights"), which enable them to cause the Partnership to redeem their Units in exchange for shares of Common Stock or for cash at the election of the Company. The Redemption Rights may be exercised by the Limited Partners at any time. At June 30, 1998, the aggregate number of shares of Common Stock issuable to the Limited Partners upon exercise of the Redemption Rights is 746,043. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interests of the Limited Partners or the shareholders of the Company.

      The Company is the sole general partner in the Partnership, which is the sole general partner in the Subsidiary Partnership and, as such, is liable for all recourse debt of the partnerships to the extent not paid by the partnerships. In the opinion of management, the Company does not anticipate any losses as a result of its general partner obligations.

      The Company has entered into percentage leases relating to each of the hotels with the Lessee. Each such lease (the "Percentage Leases") has a term of 10 years, with a five year renewal option at the option of the Lessee. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses. Also pursuant to the terms of the Percentage Leases, the Company is obligated to make available to the Lessee an amount equal to 4% of room revenue on a quarterly, cumulative basis for capital improvements and refurbishments. The lease agreement relating to the Comfort Suites, Dover, Delaware hotel, was amended in June 1998 from a fixed lease to a Percentage Lease.

      Although the Company believes that 4% of room revenue is generally an appropriate capital reserve to maintain the condition and viability of its hotels, the Company increased its capital reserves set-aside from 4% to 6% of room revenue upon completion of the Fourth Stock Offering. The additional 2% of room revenue will be held in a special reserve fund (the "Additional Reserve Fund") that will be deployed at the hotels primarily to enhance their competitive position. To ensure that the Company receives additional annual income that is at least equal to 12% of the amount of funds invested by the Company from the Additional Reserve Fund, the Company and the Lessee have agreed to amend the Leases for the hotels that receive capital from the Additional Reserve Fund to provide that each such hotel will increase its annual Base Rent payment by 7% per annum of the capital received from the Additional Reserve Fund. The Company expects that it will receive additional amounts under the terms of the Percentage Leases equal to at least 5% per annum of the amount invested from the Additional Reserve Fund through its participation in increased room revenue resulting from such additional investments. The Company has future lease commitments from the Lessee through August 2007. Minimum future rental income under these noncancelable operating

                        HUMPHREY HOSPITALITY TRUST, INC.

                                 JUNE 30, 1998

leases at December 31, 1997 is as follows:

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
                                               ------

                                              $34,103
                                              =======

      For the three and six months ended June 30, 1998, the Company earned base rents of $1,032,702 and $2,053,185, respectively, as compared to base rents of $786,566 and $1,300,762 for three and six months ended June 30, 1997. For the three and six months ended June 30, 1998, the Company earned percentage rents of $1,321,720 and $2,205,542, respectively, as compared to percentage rents of $990,595 and $1,439,975 for the three and six months ended June 30, 1997. As of June 30, 1998, $1,736,034 was due from the Lessee. The percentage rents are based on a percentage of gross room and other revenue.

      The hotel properties are operated under franchise agreements assumed by the Lessee that have a ten to twenty year life but may be terminated by the franchisor on certain anniversary dates specified in the agreements. The agreements require annual payments for franchise royalties, reservation, and advertising services, which are based upon percentages of gross room revenue. These fees are paid by the Lessee.

      The Company closed on the sale of the Comfort Inn, Elizabethton, Tennessee hotel on June 30, 1998 for $1.55 million.

         On June 1, 1998, the Company cancelled the Development Services Option Agreement (the "Option Agreement") with Humphrey Development, Inc., an affiliate substantially owned by Mr. Humphrey. The Option Agreement had provided Humphrey Development, Inc. with the option to purchase the Comfort Suites hotel located in Dover, Delaware, within 90 days before the sixth anniversary date of the Hotel's certificate of occupancy, for a price of $2,795,910. Humphrey Development, Inc. received as compensation 70,936 units of limited partnership interest in the Partnership. The Lessee entered into a new lease with the Partnership for the Comfort Suites Dover, Delaware hotel and received as compensation, 17,734 limited partnership units of the Partnership. The total of 88,670 units is valued at $900,000 based on an average price of $10.15 per share of common stock for the ten trading days prior to May 29, 1998.

Note 4.  Mortgages and Bonds Payable

       Since February 1997, the Company has increased the maximum amount that it may borrow under the terms of the Credit Facility from $6.5 million to $25.5 million.. The term of the Credit Facility extends through April 1999, with two one year extensions at the option of the bank. The Credit Facility bears interest at the prime rate plus 25 basis points (8.75% at June 30, 1998.) The Credit Facility is secured by the Company's hotels located in Solomons, MD; Farmville, VA (2 hotels); Dahlgren, VA; Princeton, WV; Dover, DE; Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA, Gettysburg, PA (2 hotels) and Key Largo, FL.

Note 5.  Pro Forma Financial Information (Unaudited)

      The following pro forma information is presented for informational purposes as if the acquisition of the hotels, described in Note 1, occurred on January 1, 1998 and 1997, respectively. This unaudited pro forma condensed statement of operations is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1998 and 1997, respectively, nor does it purport to represent the results of operations for future periods.

                        HUMPHREY HOSPITALITY TRUST, INC.

                  PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                          Six months ended              Six months ended
                                                            June 30, 1998                 June 30, 1997
                                                            -------------                 -------------


Revenue
    Percentage lease revenue                              $  5,115,292                  $  5,010,137
    Other revenue                                                7,357                        87,928
                                                             ---------                     ---------

    Total revenue                                            5,122,649                     5,098,065
                                                             ---------                     ---------

Expenses
    Interest                                                 1,379,171                     1,571,792
    Land lease                                                  34,760                        13,253
    Real estate and personal property taxes
     and insurance                                             385,751                       370,599
    General and administrative                                 284,132                       258,605
    Depreciation and amortization                            1,307,739                     1,164,248
                                                             ---------                   -----------

    Total expenses                                           3,391,553                     3,378,497
                                                             ---------                     ---------

Income before gain on sale of asset                          1,731,096                     1,719,568

Gain on sale of asset                                          195,001                            --

Income allocated to minority interest                          377,383                       261,030
                                                               -------                       -------


Net income                                                $  1,548,714                  $  1,458,538
                                                          ============                  ============


Basic earnings per common share outstanding                  $    0.40                     $    0.15
                                                             =========                     =========

Diluted earnings per common share outstanding                $    0.42                     $    0.15
                                                             =========                     =========

Weighted average shares:
    Basic                                                    3,894,683                     3,481,700
    Diluted                                              4,640,726 (2)                  4,105,050 (1)

--------------------------------
(1) Includes 623,350 units, on a one-for-one basis for shares of common stock which are redeemable at any time.

(2) Includes 746,043 units, which are redeemable on a one-for-one basis for shares of common stock at any time.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                                 BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                   June 30,        December 31,
                                                                     1998              1997
                                                                     ----              ----
                                                                 (unaudited)
                                     ASSETS

CURRENT ASSETS

      Cash and cash equivalents                                $ 2,312,512         $ 2,483,403
      Accounts receivable                                          472,552             224,201
      Prepaid expenses                                              10,946              66,862
      Other assets                                                  63,552              60,377
                                                               -----------         -----------


           Total current assets                                $ 2,859,562         $ 2,834,843
                                                               ===========         ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable                                             400,684         $   402,188
      Accrued expenses                                             344,589             346,744
      Advance deposit                                               26,574              12,031
      Prepaid slip rentals - marina                                 75,224              31,914
      Due to affiliates                                          1,751,568           1,857,021
                                                                ----------          ----------

           Total current liabilities                             2,598,639           2,649,898
                                                                ----------          ----------


COMMITMENTS                                                             --                  --

SHAREHOLDER'S EQUITY
      Common stock, $.01 par value, 1,000 shares
        authorized, 100 shares issued and outstanding                    1                   1
      Retained earnings                                            260,922             184,944
                                                                ----------        ------------

           Total shareholder's equity                              260,923             184,945
                                                                ----------        ------------

      Total liabilities and shareholder's equity               $ 2,859,562        $  2,834,843
                                                               ===========        ============


--------------------


                       See notes to financial statements.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                      SUMMARY STATEMENTS OF OPERATIONS AND
                          CHANGES IN RETAINED EARNINGS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                             Three Months ended                      Six Months ended
                                                  June 30,                               June 30,
                                          1998              1997                  1998              1997
                                          ----              ----                  ----              ----
Revenue
    Room revenue                     $5,413,665        $4,080,057             $9,075,645         $5,800,291
    Telephone revenue                    83,221            69,426                157,633            108,048
    Slip revenue                         90,528            73,381                162,246            129,795
    Interest revenue                     15,229             7,755                 25,124             12,026
    Other revenue                       145,231            97,011                234,931            131,478
                                        -------            ------                -------            -------

        Total revenue                 5,747,874         4,327,630              9,655,579          6,181,638
                                      ---------         ---------              ---------          ---------

Expenses
    Salaries and wages                1,252,186           869,649              2,373,000          1,407,847
    Room expense                        295,581           215,494                511,153            325,508
    Telephone                            73,544            63,867                151,362            104,125
    Marina expense                        8,415             8,648                 15,696             17,477
    General and administrative          274,711           197,443                489,785            304,889
    Marketing and promotion             190,688           141,812                364,246            214,417
    Utilities                           231,578           163,988                465,891            281,659
    Repairs and maintenance             142,755           101,599                240,119            137,254
    Taxes and insurance                  85,648            44,525                158,010             94,733
    Franchise fees                      272,427           187,328                461,611            280,723
    Lease payments                    2,354,422         1,777,161              4,258,727          2,740,737
                                      ---------         ---------              ---------          ---------

        Total expenses                5,181,955         3,771,514              9,489,600          5,909,369
                                      ---------         ---------              ---------          ---------

        Net income                   $  565,919        $  556,116             $  165,979         $  272,269
                                     ----------        ----------             ----------         ----------

    (Accumulated deficit) Retained
     earnings, beginning of period    (214,996)         (253,967)                184,944             29,880
    Distributions paid                 (90,000)         (105,000)               (90,000)          (105,000)
                                       --------         ---------               --------          ---------
    Retained earnings,
      end of period                  $  260,923       $   197,149            $   260,923        $   197,149
                                     ==========       ===========            ===========        ===========







                       See notes to financial statements.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                            STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)


                                                                                   1998                      1997
                                                                                   ----                      ----
Cash flows from operating activities
    Net Income                                                                  $ 165,979               $   272,269
    Adjustments to reconcile net income  to net cash
      (used in) provided by operating activities
         Changes in assets and liabilities
             Increase in accounts receivable                                    (248,351)                 (157,943)
             Decrease (increase) in prepaid expenses                               55,916                   (1,488)
             Increase in other assets                                             (3,175)                  (18,215)
             (Decrease) increase in accounts payable                              (1,505)                   429,416
             Increase in prepaid restaurant rentals                                    --                       445
             Increase in prepaid slip rentals                                      43,310                    38,449
             (Decrease) increase in due to affiliates                           (105,453)                   460,555
             (Decrease) increase in accrued expenses                              (2,155)                   240,267
             Increase in advance deposits                                          14,543                    20,820
                                                                              -----------               -----------

                 Net cash (used in) provided by
                   operating activities                                          (80,891)                 1,284,575
                                                                                 --------                ----------

Cash flows from financing activities
    Advance from shareholder                                                      200,000                        --
    Distributions paid                                                           (90,000)                 (105,000)
    Repayments of advance from shareholder                                       (200,000)                   51,250
                                                                                 ---------            -------------

                 Net cash used in financing activities                           (90,000)                  (53,750)
                                                                               ----------                ----------

                 Net (decrease) increase in cash and
                   cash equivalents                                             (170,891)                 1,230,825

Cash and cash equivalents, beginning of period                                  2,483,403                 1,127,573
                                                                                ---------                ----------

Cash and cash equivalents, end of period                                      $ 2,312,512               $ 2,358,398
                                                                               ==========                ==========

---------------------


                       See notes to financial statements.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1998


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

Basis of Presentation

      The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessee's financial position as of June 30, 1998, and the results of operations for the three and six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

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

Note 2.  Related Party Transactions

Shared Expenses

      Humphrey Associates, Inc. and HAI Management, Inc., affiliates of the Lessee, share certain operating expenses with the Lessee. Expenditures are allocated based on each entity's pro rata share of the expense. At June 30, 1998, $15,534 was due to affiliates for such allocated expenses.

Note 3.  Commitments

      The Lessee has entered into percentage leases with the Partnership relating to each of its hotels (collectively, the "Acquired Hotels"). Each such lease (the "Percentage Leases") has a term of 10 years. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges. The Lessee has future lease commitments through August 2007. Minimum future lease payments due under these noncancellable operating leases are as follows:

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                                 JUNE 30, 1998


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
                                                ------

                                               $34,103
                                               =======

      For the three and six months ended June 30, 1998, the Lessee incurred base rents of $1,032,702 and $2,053,185, respectively, as compared to base rents of $786,566 and $1,300,762, respectively, for three and six months ended June 30, 1997. For the three and six months ended June 30, 1998, the Lessee incurred percentage rents of $1,321,720 and $2,205,542, respectively, as compared to percentage rents of $990,595 and $1,439,975, respectively, for the three and six months ended June 30, 1997. As of June 30, 1998, the amount due the Partnership and the Subsidiary Partnership for lease payments were $1,736,034 collectively, and is included in due to affiliates on the balance sheet.

Note 4.   Pro Forma Financial Information (Unaudited)

      The following pro forma information is presented for informational purposes as if the acquisition of the Acquired Hotels by the Partnership and the commencement of the Percentage Leases had occurred on January 1, 1998 and 1997, respectively. The unaudited pro forma condensed statement of operations is not necessarily indicative of what actual results of operations of the Lessee would have been assuming such operations had commenced as of January 1, 1998 and 1997, respectively, nor does it purport to represent the results of operations for future periods.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                  PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                             Six months ended       Six months ended
                                                             June 30, 1998          June 30, 1997
                                                             -------------          -------------
Revenue from hotel operations
    Room revenue                                               $11,007,947            $10,440,059
    Telephone revenue                                              191,006                189,808
    Slip revenue                                                   162,246                129,795
    Interest revenue                                                25,124                 12,026
    Other revenue                                                  251,734                213,325
                                                                ----------             ----------


    Total revenue                                               11,638,057             10,985,013
                                                                ----------             ----------

Expenses
    Salaries and wages                                           2,723,376              2,521,789
    Room expense                                                   593,355                601,273
    Telephone                                                      176,076                162,151
    Marina expense                                                  15,696                 17,477
    General and administrative                                     554,101                510,079
    Marketing and promotion                                        426,478                418,013
    Utilities                                                      570,069                577,968
    Repairs and maintenance                                        289,308                291,028
    Taxes and insurance                                            203,928                183,569
    Franchise fees                                                 559,537                540,418
    Lease payments                                               5,115,284              4,933,149
                                                                ----------             ----------

    Total expenses                                              11,227,208             10,756,914
                                                                ----------             ----------

    NET INCOME                                                 $   410,849            $   228,099
                                                               ===========            ===========

Item 2.
                        HUMPHREY HOSPITALITY TRUST, INC.

                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION


      This Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are identified by phrases such as the Company "expects" or "anticipates" and words of similar effect. The Company's actual results may differ materially from those projected. Factors that could cause such differences include difficulties in integrating and operating acquired properties; termination of franchise agreements; default of the Lessee under operating leases; and general risks associated with investments in real estate, including the effect of changes in economic, competitive and other market conditions in the markets where the Company's properties are concentrated, the inability of properties to generate adequate cash flow to fund debt service and operating expenses, financing and refinancing risks related to the Company's floating rate debt and new debt necessary to support growth. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

      Humphrey Hospitality Trust, Inc. (the "Company"), is a Virginia corporation that operates as a real estate investment trust ( a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company, through Humphrey Hospitality REIT Trust, the Company's wholly-owned subsidiary, is the sole general partner of Humphrey Hospitality Limited Partnership (the "Partnership") and owns a 86.13% interest in the Partnership at June 30, 1998. As of June 30, 1998, the Partnership owned directly or indirectly twenty-two hotel properties (the "Hotels"). Eight of the Hotels (the "Initial Hotels") were acquired by the Company in connection with its initial public stock offering in November 1994, one hotel was acquired in July 1995, one hotel was developed in 1996 and opened for business in January 1997, ten hotels were acquired between February 1997 and September 1997 and three hotels were acquired in June 1998.

      In order for the Company to qualify as a REIT under the Code, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases the Hotels pursuant to leases ("Leases") to Humphrey Hospitality Management, Inc. (the "Lessee"), which is wholly-owned by James I. Humphrey, a limited partner in the Partnership and Chairman of the Board of Directors and President of the Company. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessee under the Percentage Leases. The Lessee's ability to make payments to the Partnership under the Percentage Leases is dependent on its ability to generate cash flow from the operation of the Hotels.

RESULTS OF OPERATIONS

Three months ended June 30, 1998

      The Company's total revenues for the three month period ended June 30, 1998, substantially consisted of Lease revenue recognized pursuant to the Leases. The Company's revenue during the three month period ended June 30, 1998 was $2,358,253 an increase of $566,887, or 31.6%, as compared to Company revenue of $1,791,366 for the same period during 1997. The improvement in revenues is primarily attributable to additional Lease revenue derived from the increase in the number of Hotels. Net income increased by $393,093 to $1,023,710, or 62.3% for the three months ended June 30, 1998 as compared to net income of $630,617 for the same period during 1997. The improvement in net income is primarily attributable to additional Lease revenue derived from the increase in the number of Hotels, offset in part by additional expenses associated with the additional hotels, and the gain from sale of the Comfort Inn hotel in Elizabethton, Tennessee.

      The Lessee's room revenues from the Hotels increased by $1,333,608, or 32.69%, to $5,413,665 for the three months ended June 30, 1998, as compared to $4,080,057 of room revenue for the same period of 1997. The improvement in revenues is primarily attributable to the increase in the number of Hotels.
The pro forma average daily rate of the Hotels increased to $59.29 for the three months ended June 30, 1998, up 1.9% as compared to $58.18 for the same period of 1997. Pro forma revenue per available room ("Revpar") was $42.76 for the three months ended June 30, 1998 as compared to $42.51 for the same period of 1997. Lessee operating expenses increased by $1,410,441, primarily as the result of the increased number of Hotels under management, to $5,181,955 for the three months ended June 30, 1998, as compared to $3,771,514 for the same period of 1997. The net income for the three months ended June 30, 1998 increased $9,803 to $565,919 from $556,116 in 1997.

                        HUMPHREY HOSPITALITY TRUST, INC.

                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION

Six months ended June 30, 1998

      The Company's total revenues for the six month period ended June 30, 1998, substantially consisted of Lease revenue recognized pursuant to the Leases. The Company's revenue during the six month period ended June 30, 1998 was $4,266,084 an increase of $1,437,419, or 50.8%, as compared to Company revenue of $2,828,665 for the same period of 1997. The improvement in revenues is attributed to the additional Lease revenue derived from the increase in the number of Hotels. Net income increased by $253,164 to $1,374,683, or 22.57% for the six months ended June 30, 1998 as compared to net income of $1,121,519 for the same period of 1997. The improvement in net income is attributed to the additional Lease revenue derived from the increase in the number of Hotels, offset in part by additional expenses associated with the additional hotels, and the gain from sale of the Comfort Inn hotel in Elizabethton, Tennessee.

      The Lessee's room revenues from the Hotels increased by $3,275,354, or 56.46%, to $9,075,645 for the six months ended June 30, 1998, as compared to $5,800,291 of room revenue for the same period of 1997. The improvement in revenues is primarily attributable to the increase in the number of Hotels.
The pro forma average daily rate of the Hotels increased to $58.66 for the six months ended June 30, 1998, up 2.26% as compared to $57.36 for the same period of 1997. Pro forma REVPAR was $38.43 for the six months ended June 30, 1998 as compared to $36.66 for the same period of 1997. Lessee operating expenses increased by $3,580,231, mainly as the result of the addition of eleven hotels in 1997, to $9,489,600 for the six months ended June 30, 1998, as compared to $5,909,369 for the same period of 1997. The net income for the six months ended June 30, 1998 decreased $106,290 to $165,979 from $272,269 in 1997.

      The following table shows certain other pro forma information for the periods indicated.

                                                     Three Months ended                       Six Months ended
                                                          June 30,                                June 30,

                                                   1998              1997                  1998               1997
                                                   ----              ----                  ----               ----
           Occupancy rate                         72.11%            73.06%                 65.52%             63.90%
           ADR                                    $59.29            $58.18                 $58.66             $57.36
           REVPAR                                 $42.76            $42.51                 $38.43             $36.66
           Room Revenues                      $6,124,332        $6,088,705            $10,948,624        $10,442,923
           Room nights available                 143,234           143,234                284,894            284,894
           Room nights occupied                  103,289           104,651                186,649            182,050
           Operating Hotels (at period end)           22                19                     22                 19
           Rooms available (at period end)         1,470             1,272                  1,470              1,272

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

      The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters ,with the exception of the Company's Hotels in Florida. The hotels are busiest in the first and fourth quarters of the year. To the extent that cash flow from operating activities is insufficient to provide all of the estimated monthly distributions (particularly in the first quarter), the Company anticipates that it will be able to fund any such deficit from future working capital. As of June 30, 1998, the Company's cash and current accounts receivable balances exceed its current obligations by $1,961,942.

    The Company's Funds From Operations (net income before gain on sale of asset plus minority interest and depreciation and amortization) ("FFO") was $1,522,555 in the three months ended June 30, 1998, which is an increase of $428,359, or 39.15% over FFO in the comparable period in 1997, which was $1,094,196. For the six months ended June

                        HUMPHREY HOSPITALITY TRUST, INC.

                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION

30, 1998 the Company's FFO was $2,459,553, which is an increase of $599,150, or 32.2% over the comparable period in 1997, which was $1,860,403. Much of the improvements in FFO can be attributed to the addition of eleven hotels in 1997 to the Company's portfolio. Management considers FFO to be a market accepted measure of an equity REIT's cash flow, which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performances. All REITs do not calculate FFO in the same manner, therefore, the Company's calculation may not be the same as the calculation of FFO for similar REITs. Beginning with the year ended December 31, 1997, the Company changed the way it computes FFO. The Company believes that its new method of computing FFO is more consistent with the guidelines established by NAREIT for calculating FFO. FFO, as defined under the NAREIT standard, consists of net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The following table computes FFO under both the new method and the method formerly utilized by the Company:


                                                   Historical Three          Historical Three
                                                   Month Period Ended        Month Period Ended
                                                   June 30, 1998             June 30, 1997
                                                   -------------             -------------


         Net income applicable to
           common shares                          $    1,023,710             $    630,617

         Add:
           Minority interest                             163,071                  112,860
           Amortization of franchise costs                13,231                    3,783
           Depreciation                                  517,544                  346,936
         Less:
           Gain on sale of asset                       (195,001)                       --
                                                    -----------             -------------

         Funds From Operations (new method)          $ 1,522,555           $    1,094,196

           Amortization of loan costs                     32,516                   22,811
                                                     -----------           --------------

         Funds From Operations (old method)          $ 1,555,071           $    1,117,007
                                                     ===========           ==============

                                                   Historical Six            Historical Six
                                                   Month Period Ended        Month Period Ended
                                                   June 30, 1998             June 30, 1997
                                                   -------------             -------------


         Net income applicable to
           common shares                          $    1,374,683           $    1,121,519

         Add:
           Minority interest                             229,327                  200,715
           Amortization of franchise costs                27,536                    4,158
           Depreciation                                1,023,008                  534,011
         Less:
           Gain on sale of asset                       (195,001)                       --
                                                  --------------             ------------

         Funds From Operations (new method)          $ 2,459,553           $    1,860,403

           Amortization of loan costs                     32,492                   40,768
                                                     -----------           --------------

         Funds From Operations (old method)          $ 2,492,045           $    1,901,171
                                                     ===========           ==============


                        HUMPHREY HOSPITALITY TRUST, INC.

                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION

Long-term debt as of June 30, 1998, of approximately $31.5 million consisted of:

      Approximately $25.3 million, from the credit facility with Mercantile Safe Deposit and Trust Company (the "Credit Facility"), which is secured by and cross-collateralized and cross-defaulted on the Hotels located in Solomons, MD; Farmville, VA (2 hotels); Dahlgren, VA; Princeton, WV; Dover, DE; Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA , Gettysburg, PA (2 hotels) and Key Largo, FL. The interest rate on the Credit Facility is variable at 25 basis points above the prime rate, presently at a rate of 8.75% per annum.

      Approximately $3.9 million, secured by a first deed of trust on the Hotels located in Wytheville, Virginia, and Morgantown, West Virginia. Interest accrues at the rate necessary to remarket bonds at a price equal to 100% of the outstanding principal balance. The interest rate is approximately half of the prime rate, which is adjusted weekly and is not to exceed 15% and 11.3636% for Wytheville and Morgantown, respectively. At June 30, 1998, the interest rate was approximately 3.5% for both the Wytheville and Morgantown Hotels. In addition, letter of credit fees, trustee fees and financing fees increased the effective rate on the bonds.

      Approximately $2.3 million, secured by a first deed of trust on the Comfort Inn located in Dublin, VA. The outstanding balance bears interest at a rate equal to 7.75% per annum with additional Underwriters' fees increasing the interest rate to 8%.

      The Company's debt policy provides that it may not carry consolidated indebtedness in excess of 55% of the aggregate purchase prices of the hotels in which it has invested. The aggregate total purchase price paid by the Company for the Hotels as of June 30, 1998 is approximately $68.8 million. As of June 30, 1998, the Company's total outstanding indebtedness represents approximately 45.8% of the aggregate amount paid by the Company for the Hotels.

      The Board of Directors has adopted a policy that will govern all of the Company's investment in hotel properties (the "Investment Policy") including the acquisition of existing hotels and the development of hotels, until such
time as the Board amends such policy.   Under the Investment Policy, the
Company will make no investment in a hotel property unless the Company can demonstrate that it can reasonably expect an annual return on its investment (net of insurance, real estate and personal property taxes and reserves for furniture, fixtures and capital expenditure ("FFE Reserves"), that is greater than or equal to 12% of the total purchase price to be paid by the Company for such property. Under the Bylaws, the approval of a majority of the Board of Directors, including a majority of the Independent Directors, is required for the Company to acquire any property. In addition, the Investment Policy will be applied to a hotel property prior to its acquisition or development by the Company, and therefore, there can be no assurance that increases in insurance rates, real estate or personal property tax rates or FFE Reserves, which are based on room revenues, will not decrease the Company's annual return on its investments in any hotel property to a level below that set out in the Investment Policy.

      The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. So long as the Company continues to qualify as a REIT, the Company will not be subject to a federal income tax on its net income. REITs are subject to a number of organizational and operational requirements. For example, a REIT, and therefore the Company, is required to pay dividends to its shareholders of at least 95% of its taxable income for federal income tax purposes. The Company intends to pay these dividends from operating cash flows. The Company intends to retain as a reserve such amounts as it considers necessary for the acquisition, expansion and renovation of hotel properties consistent with continuing to distribute to its shareholders amounts sufficient to maintain the Company's qualification as a REIT.

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

                        HUMPHREY HOSPITALITY TRUST, INC.

                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION

INFLATION

      Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit the Lessee's ability to raise room rates in the face of inflation.

SEASONALITY OF HOTEL BUSINESS AND THE HOTELS

      The hotel industry is seasonal in nature. Generally, hotel revenues for hotels operating in the geographic areas in which the Hotels operate are greater in the second and third quarters than in the first and fourth quarters with the exception of the Company's Hotels in Florida. The Florida Hotels are busiest in the first and fourth quarters of the year. The Hotels' operations historically reflect this trend. Although the hotel business is seasonal in nature, the Company believes that it generally will be able to make its expected distributions by using undistributed cash flow from the second and third quarters to fund any shortfall in cash flow from operating activities from the Hotels in the first and fourth quarters.

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

OTHER INFORMATION

      The Company adopted the provisions of Financial Accounting Standard Board Statement No. 128 "Earnings Per Share" during 1997.

                        HUMPHREY HOSPITALITY TRUST, INC.

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a vote of Security Holders.

                 The Company held its Annual Meting of Shareholders on May 21, 1998. The following proposals were submitted to the shareholders .

         1. To elect directors to serve on the Board of Directors until the annual meeting of shareholders in 1999 or until their successors have been duly elected and qualified; and

         2. To transact such other business as may properly come before the Annual Meeting and any adjournments thereof.

                 Shareholders elected all nominess for director. The number of votes with respect to the above matters was as follows:

                                                                                         Withheld
                                                                                         --------
                                                   For            Against                Authority          Abstain
                                                   ---            -------                ---------          -------
                 James I. Humphrey, Jr         1,801,902             1,000                     --                900
                 George R. Whittemore          1,801,902             1,000                     --                900
                 Jeffrey Zwerdling             1,801,902             1,000                     --                900
                 Margaret Allen                1,801,902             1,000                  1,556                900
                 Dr. Leah T. Robinson          1,801,902             1,000                    300                900
                 Andrew A. Mayer, M.D.         1,801,902             1,000                     --                900




Item 6.    Exhibits and Reports on Form 8-K

      Exhibits  -

           Exhibit 27.1 Financial Data Schedule

      Reports on Form 8-K -

(a) On June 25, 1998, the Company filed a Report on Form 8-K reporting the acquisition of the Best Western hotel in Ellenton, Florida; the Shoney's Inn hotel in Ellenton, Florida; and the Hampton Inn hotel in Brandon, Florida.

(b) On August 6, 1998, the Company filed a Report on Form 8-K\A reporting the unaudited pro forma financial information for the Best Western hotel in Ellenton, Florida; the Shoney's Inn hotel in Ellenton, FL; and the Hampton Inn hotel in Brandon, Florida.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HUMPHREY HOSPITALITY TRUST, INC.



                                        By:  /s/ James I Humphrey, Jr
                                            -------------------------
                                              James I. Humphrey, Jr.
                                              President and Secretary

                                        Date: 8/14/98
                                              ------------------------