Form 10-Q
period 1998-09-30
HUMPHREY HOSPITALITY TRUST INC
filed 1998-11-13
CIK 929545

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549








                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


The number of shares of Common Stock, $.01 par value per share, outstanding on November 13, 1998 was 4,631,700.

                        HUMPHREY HOSPITALITY TRUST, INC.


                                      INDEX

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------
PART I.     FINANCIAL INFORMATION

Item 1.     HUMPHREY HOSPITALITY TRUST, INC.
            --------------------------------

            Consolidated Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997                        3

            Consolidated Statements of Income and Changes in Accumulated Deficit for the three and nine
               months ended September 30, 1998 and 1997 (unaudited)                                                       4

            Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and
               1997 (unaudited)                                                                                           5

            Notes to Consolidated Financial Statements                                                                    7

            HUMPHREY HOSPITALITY MANAGEMENT, INC.
            -------------------------------------

            Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997                                    13

            Summary Statements of Operations and Changes in Retained Earnings for the three and nine
               months ended September 30, 1998 and 1997 (unaudited)                                                      14

            Statement of Cash Flows for the nine months ended September 30, 1998 and 1997 (unaudited)                    15

            Notes to Financial Statements                                                                                16

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                        19


PART II.    OTHER INFORMATION

            Item 6. Exhibits and Reports on Form 8-K                                                                     24

SIGNATURES                                                                                                               25

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        HUMPHREY HOSPITALITY TRUST, INC.


                           CONSOLIDATED BALANCE SHEETS


                                                                                                    September          December
                                                                                                     30, 1998          31, 1997
                                                                                                   -----------         --------
                                                                                                   (unaudited)
                                                              ASSETS

Investment in hotel properties, net of accumulated depreciation                                   $ 72,542,232       $ 50,475,642
Cash and cash equivalents                                                                               86,070            204,065
Accounts receivable from Lessee                                                                      2,188,053          1,857,024
Deferred expenses, net of accumulated amortization                                                   1,675,254            903,539
Replacement reserve                                                                                    257,852            148,966
Other assets                                                                                           350,278            208,862
                                                                                                   -----------        -----------
        Total assets                                                                              $ 77,099,739       $ 53,798,098
                                                                                                   ===========        ===========



                                               LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES


Mortgage notes and bonds payable                                                                  $ 42,780,142       $ 31,721,321
Obligations under capital leases                                                                            --             34,184
Dividends payable                                                                                      412,510            558,775
Accounts payable and accrued expenses                                                                1,099,774            262,708
                                                                                                   -----------        -----------

                                                                                                    44,292,426         32,576,988
                                                                                                   -----------        -----------

Minority interest                                                                                    5,180,238          3,369,798
                                                                                                   -----------        -----------
COMMITMENTS AND CONTINGENCIES                                                                               --                 --

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 10,000,000 shares
 authorized, no shares issued and outstanding                                                               --                 --
Common stock. $.01 par value, 25,000,000 shares
 authorized, 4,631,700 and 3,481,700 shares, respectively,
 issued and outstanding                                                                                 46,317             34,817
Additional paid-in capital                                                                          28,281,279         18,040,415
Distributions in excess of net earnings                                                              (700,521)          (223,920)
                                                                                                   -----------        -----------

                                                                                                    27,627,075         17,851,312
                                                                                                   -----------        -----------

        Total liabilities and shareholders' equity                                                $ 77,099,739       $ 53,798,098
                                                                                                   ===========        ===========

                 See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.


                      CONSOLIDATED STATEMENTS OF INCOME AND
                         CHANGES IN ACCUMULATED DEFICIT
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                      Three Months ended                          Nine Months ended
                                                        September 30,                               September 30,
                                                 1998                   1997                 1998                   1997
                                                 ----                   ----                 ----                   ----
Revenue
   Percentage lease revenue                     $3,011,329              $2,336,249        $7,270,055              $5,076,986
   Other revenue                                    13,526                   6,081            20,883                  94,009
                                                ----------              ----------        ----------               ---------

Total revenue                                    3,024,855               2,342,330         7,290,938               5,170,995
                                                 ---------               ---------         ---------              ----------

Expenses
   Interest                                        789,847                 628,833         1,935,726               1,169,799
   Land lease                                       21,080                  20,890            55,840                  34,143
   Real estate and personal property
     taxes and insurance                           207,078                 125,522           483,831                 279,693
   General and administrative                      198,180                 134,669           482,313                 353,770
   Depreciation and amortization                   734,902                 511,605         1,850,453               1,090,542
                                                   -------                 -------         ---------               ---------

Total expenses                                   1,951,087               1,421,519         4,808,163               2,927,947
                                                 ---------               ---------         ---------               ---------

Income before gain on sale of asset              1,073,768                 920,811         2,482,775               2,243,048

Gain on sale of asset                             (15,804)                      --           179,197                      --

Income allocated to minority interest              154,674                 139,779           384,000                 340,497
                                                   -------                 -------           -------              ----------

Net income                                         903,290                 781,032         2,277,973               1,902,551

Accumulated deficit beginning of period          (561,677)               (293,320)         (223,920)                (91,793)

Distributions declared                         (1,042,134)               (661,523)       (2,754,573)             (1,984,569)
                                               -----------               ---------       -----------             -----------

Accumulated deficit end of period                (700,521)               (173,811)         (700,521)               (173,811)
                                                 =========               =========         =========               =========

Basic earnings per common share                 $     0.20              $     0.22        $     0.55             $      0.55

Diluted earnings per common share               $     0.19              $     0.22        $     0.53               $    0.54

Weighted average shares:
   Basic                                         4,631,700               3,481,700         4,143,055               3,481,700

   Diluted                                       5,500,004 (2)           4,139,073 (1)     5,011,359 (2)           4,139,073 (1)

---------------------

(1) Includes 623,350 units, which are redeemable on a one-for-one basis for shares of common stock at any time.

(2) Includes 868,304 units, which are redeemable on a one-for-one basis for shares of common stock at any time.


                 See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                         1998                      1997
                                                                                         ----                      ----
Cash flows from operating activities
   Net income                                                                       $2,277,973                $1,902,551
   Adjustments to reconcile net income to net
    cash provided by operating activities
       Depreciation and amortization                                                 1,850,453                 1,090,542
       Income allocated to minority interest                                           384,000                   340,497
       Gain on sale of asset                                                         (179,197)                        --
       Changes in assets and liabilities
          Increase in accounts receivable                                            (331,029)                 (620,999)
          Increase in other assets                                                   (136,917)                 (144,089)
          Franchise costs paid                                                       (249,500)                 (369,000)
          Write-off of loan costs                                                      (8,327)                        --
          Increase in accounts payable
            and accrued expenses                                                       837,066                   169,456
                                                                                       -------               -----------

              Net cash provided by operating activities                              4,444,522                 2,368,958
                                                                                     ---------                 ---------

Cash flows from investing activities
   Investment in hotel properties                                                 (23,845,039)              (29,268,796)
   Net proceeds from sale of hotel                                                   1,441,799                        --
   Deposit to replacement reserve                                                    (914,050)                 (617,912)
   Interest earned on replacement reserve                                                   --                     (919)
   Withdrawals from replacement reserve                                                805,164                   577,513
                                                                                       -------                   -------

               Net cash used in investing activities                              (22,512,126)              (29,310,114)
                                                                                  ------------              ------------

Cash flows from financing activities
   Net proceeds from issuance of stock                                              10,945,680                       --
   Proceeds from lines of credit                                                    25,519,084                22,440,391
   Paydown on line of credit                                                      (15,055,862)                       --
   Financing costs paid                                                                     --                 (189,900)
   Principal payments on long-term debt                                               (55,318)                  (45,000)
   Stock issuance costs                                                                     --                   (7,378)
   Dividends paid                                                                  (3,369,791)               (2,121,377)
   Increase in capital lease obligations                                                    --                    22,178
   Principal payments on capital leases                                               (34,184)                  (22,375)
                                                                                  ------------              ------------

               Net cash provided by financing activities                            17,949,609                20,076,539
                                                                                    ----------                ----------

            Net decrease in cash and cash equivalents                                (117,995)               (6,864,617)

Cash and cash equivalents, beginning of period                                         204,065                 7,100,692
                                                                                       -------                 ---------

Cash and cash equivalents, end of period                                              $ 86,070               $   236,075
                                                                                       =======                ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                        $1,853,198              $  1,055,549
                                                                                     =========              ============

                        HUMPHREY HOSPITALITY TRUST, INC.


                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


Supplemental disclosures of non-cash investing and financing activities:
   On June 1, 1998, the Company issued, as compensation 70,936 units of limited partnership interest to Humphrey Development, Inc., and 17,734 units to Humphrey Hospitality Management, Inc. The total of 88,670 units are redeemable for shares of common stock on a one-for-one basis and are valued at approximately $900,000 based on an average price of $10.15 per share. The recording of the increase in minority interest resulted in a $452,315 reduction in additional paid in capital. A total of 27,094 of these units were re-assigned to employees of the Humphrey Affiliates.

   On August 19, 1998, the Company issued 122,261 units of limited partnership interests to the sellers as part of the purchase price for the Hampton Inn in Jackson, TN. The total of 122,261 units are redeemable for shares of common stock on a one-for-one basis and are valued at approximately $1,202,074 based on an average price of $9.83 per share.





                 See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

Note 1.     Organization and Summary of Significant Accounting Policies

            Humphrey Hospitality Trust, Inc. was incorporated on August 23, 1994. The Company is a self-administered real estate investment trust (REIT) for federal income tax purposes under the laws of the Commonwealth of Virginia. Humphrey Hospitality Trust, Inc., through its wholly-owned subsidiary Humphrey Hospitality REIT Trust (collectively, the "Company") owns a controlling partnership interest in Humphrey Hospitality Limited Partnership (the Partnership) and through the Partnership owns interests in twenty-six existing limited-service hotels (including three hotel properties acquired in June 1998 three hotels acquired in August 1998 and one hotel acquired in September 1998). The Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership"). As of September 30, 1998, the Company owns a 84.21% interest in the Partnership. The Company began operations on November 29, 1994.

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

            On April 24, 1998, the Company completed a fourth public offering (the "Fourth Stock Offering") of 1,150,000 shares of common stock. The gross proceeds were $12,075,000 based on the offering price of $10.50 per share. Net of underwriters' discount and offering expenses, the Company received net proceeds of approximately $10,945,000. The Company used the proceeds to repay certain amounts under its Credit Facility with Mercantile Safe Deposit and Trust Company (the "Credit Facility"), which amounts had been borrowed over the past year principally to purchase certain of the hotels.

The Company has completed the following public offerings since its inception:

--------------------------------------------------------------------------------------------------------------
                                                     Offering price per   Shares sold      Net proceeds
           Offering             Date completed             share                          (in thousands)
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Initial public offering        November 29, 1994       $   6.00            1,321,700      $       6,950
--------------------------------------------------------------------------------------------------------------
Second offering                  July 21, 1995         $   7.75            1,010,000      $       6,957
--------------------------------------------------------------------------------------------------------------
Third offering                 December 6, 1996        $   8.25            1,150,000      $       8,645
--------------------------------------------------------------------------------------------------------------
Fourth offering                 April 24, 1998         $  10.50            1,150,000      $     10,945
--------------------------------------------------------------------------------------------------------------

            During the summer of 1998, the Company, in its attempts to continue its steady growth, initiated a proposed 5th public offering. Unfortunately, because of unstable conditions in the stock market, the proposed offering was postponed until more stability occurred in the equity marketplace. The Company has expensed the costs incurred in connection with the proposed offering resulting in a $138,596 charge to current earnings which is included in general and administrative expense.

            On June 25, 1998, the Company closed on the purchase of the 73-room Best Western hotel in Ellenton, FL and the 63-room Shoney's Inn hotel in Ellenton, FL. The company paid $5.4 million collectively for both hotels.

            On June 26, 1998, the Company closed on the purchase of the 80-room Hampton Inn in Brandon, FL. The Company paid $5.4 million for the hotel.

            The Company closed on the sale of the Comfort Inn, Elizabethton, TN hotel on June 30, 1998 for $1.55 million.

            On August 5, 1998, the Company closed on a mortgage financing of the Hampton Inn in Brandon, FL, with Regions Bank in the amount of $3,000,000. The loan is a fixed rate mortgage for twenty years at an initial rate of 8%.

            On August 18, 1998 the Company obtained a $35 million credit facility from BankBoston (the "BankBoston Credit Facility"). The term of the BankBoston Credit Facility is for three years and bears interest at LIBOR plus between 165 and 215 basis points, presently 7.74% which will remain fixed for the term of the BankBoston Credit Facility. The line is cross-

                        HUMPHREY HOSPITALITY TRUST, INC.

                               SEPTEMBER 30, 1998

collaterized by the Company hotels located in Jackson, TN; Ellenton, FL (2 hotels); Shelby, NC; Cleveland, TN; Dahlgren, VA; Princeton, WV; and Dover, DE.

            On August 19, 1998 the Company closed on the purchase of the 61-room Hampton Inn in Cleveland, TN, the 120-room Hampton Inn in Jackson, TN and the 78-room Hampton Inn in Shelby, NC. The Company paid $5.7 million collectively for the Hampton Inns in Cleveland, TN and Shelby, NC. The Company paid $4.5 million for the Hampton Inn in Jackson, TN. The Company issued 122,261 units of limited partnership interests to the sellers as part of the purchase price for the Hampton Inn in Jackson, TN. The total of 122,261 units are redeemable for shares of common stock on a one-for-one basis and are valued at approximately $1,202,074 based on an average price of $9.83 per share.


            On September 3, 1998 the Company closed on the purchase of the 61-room Comfort Inn in Rocky Mount, VA. The Company paid $2.6 million for the hotel.

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

                        HUMPHREY HOSPITALITY TRUST, INC.

                               SEPTEMBER 30, 1998

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

Basis of Presentation

            The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the disclosures normally required by generally accepted accounting principles or those made in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 1998, and the results of operations for the three and nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2.     Distributions

            On September 30, 1998, the Company paid a $.075 per share distribution on each share of Common Stock outstanding (including the distribution to minority interest) to shareholders of record as of August 30, 1998. The distribution declared for shareholders of record as of September 30, 1998 was paid on October 30, 1998, at a rate of $.075 per share.

Note 3.     Commitments and Contingencies

            Pursuant to the Humphrey Hospitality Limited Partnership Agreement, the Limited Partners have certain redemption rights, (the "Redemption Rights"), which enable them to cause the Partnership to redeem their Units in exchange for shares of Common Stock or for cash at the election of the Company. The Redemption Rights may be exercised by the Limited Partners at any time. At September 30, 1998, the aggregate number of shares of Common Stock issuable to the Limited Partners upon exercise of the Redemption Rights is 868,304. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interests of the Limited Partners or the shareholders of the Company.

            The Company is the sole general partner in the Partnership, which is the sole general partner in the Subsidiary Partnership and, as such, is liable for all recourse debt of the partnerships to the extent not paid by the partnerships. In the opinion of management, the Company does not anticipate any losses as a result of its general partner obligations.

            The Company has entered into percentage leases relating to each of the hotels with the Lessee. Each such lease (the "Percentage Leases") has a term of 10 years, with a five-year renewal option at the option of the Lessee. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses. Also

                        HUMPHREY HOSPITALITY TRUST, INC.

                               SEPTEMBER 30, 1998

pursuant to the terms of the Percentage Leases, the Company is obligated to make available to the Lessee an amount equal to 4% of room revenue on a quarterly, cumulative basis for capital improvements and refurbishments. The lease agreement relating to the Comfort Suites, Dover, DE hotel, was amended in June 1998 from a fixed lease to a Percentage Lease.

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

The Company has future lease commitments from the Lessee through September 2008. Minimum future rental income under these noncancelable operating leases at December 31, 1997 is as follows:

                     Year                        (in thousands)
                     ----                        --------------

                     1999                                 5,635
                     2000                                 5,635
                     2001                                 5,635
                     2002                                 5,635
                     2003                                 5,635
                     Thereafter                          17,175
                                                         ------

                                                        $45,350
                                                        =======

            For the three and nine months ended September 30, 1998, the Company earned base rents of $1,285,661 and $3,338,846, respectively, as compared to base rents of $981,396 and $2,281,604 for three and nine months ended September 30, 1997. For the three and nine months ended September 30, 1998, the Company earned percentage rents of $1,725,668 and $3,931,209, respectively, as compared to percentage rents of $1,354,853 and $2,795,382 for the three and nine months ended September 30, 1997. As of September 30, 1998, $2,188,053 was due from the Lessee. The percentage rents are based on a percentage of gross room and other revenue.

            The hotel properties are operated under franchise agreements assumed by the Lessee that have an eight to twenty year life but may be terminated by the franchisor on certain anniversary dates specified in the agreements. The agreements require annual payments for franchise royalties, reservation, and advertising services, which are based upon percentages of gross room revenue. These fees are paid by the Lessee.

            On June 1, 1998, the Company cancelled the Development Services Option Agreement (the "Option Agreement") with Humphrey Development, Inc., an affiliate substantially owned by Mr. Humphrey. The Option Agreement had provided Humphrey Development, Inc. with the option to purchase the Comfort Suites hotel located in Dover, DE, within 90 days before the sixth anniversary date of the Hotel's certificate of occupancy, for a price of $2,795,910. Humphrey Development, Inc. received as compensation 70,936 units of limited partnership interest in the Partnership. The Lessee entered into a new lease with the Partnership for the Comfort Suites Dover, DE hotel and received as compensation, 17,734 limited partnership units of the Partnership. These units were then re-assigned by Mr. Humphrey to Randy P. Smith, President of Humphrey Hospitality Management, Inc. The total of 88,670 units is valued at $900,000 based on an average price of $10.15 per share of common stock for the ten trading days prior to May 29, 1998.

                        HUMPHREY HOSPITALITY TRUST, INC.

                               SEPTEMBER 30, 1998

Note 4.  Mortgages and Bonds Payable

         The Company has a Credit Facility of $25.5 million with Mercantile
Safe Deposit and Trust. The term of the Credit Facility extends through April 1999, with two one-year extensions at the option of the bank. The Credit Facility bears interest at the prime rate plus 25 basis points (8.25% at September 30, 1998). The Credit Facility is secured by the Company's hotels located in Solomons, MD; Farmville, VA (2 hotels); Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA, Gettysburg, PA (2 hotels) and Key Largo, FL.

         On August 5, 1998, the Company obtained a $3,000,000 twenty year, eight percent mortgage on the Hampton Inn located in Brandon, FL.

         On August 18, 1998 the Company obtained a $35 million credit facility from BankBoston (the "BankBoston Credit Facility"). The term of the credit facility is for three years and bears interest at LIBOR plus between 165 and 215 basis points, presently 7.74%, which will remain fixed for the term of the BankBoston Credit Facility. The line is cross-collaterized by the Company hotels located in Jackson, TN; Ellenton, FL (2 hotels); Shelby, NC; Cleveland, TN; Dahlgren, VA, Princeton, WV and Dover, DE

Note 5.  Pro Forma Financial Information (Unaudited)

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

                        Humphrey Hospitality Trust, Inc.


                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                             Nine months ended              Nine months ended
                                                            September 30, 1998             September 30, 1997
                                                            ------------------             ------------------
Revenue
   Percentage lease revenue                                    $9,255,033                       $8,974,245
   Other revenue                                                   20,883                           94,009
                                                               ----------                        ---------

   Total revenue                                                9,275,916                        9,068,254
                                                                ---------                        ---------

Expenses
   Interest                                                     2,585,506                        2,817,671
   Land lease                                                      55,840                           34,143
   Real estate and personal property taxes
    and insurance                                                 648,499                          626,795
   General and administrative                                     343,717                          393,392
   Depreciation and amortization                                2,435,550                        2,224,002
                                                                ---------                       ----------

   Total expenses                                               6,069,112                        6,096,003
                                                                ---------                        ---------

Income before allocation to minority interest                   3,206,804                        2,972,251

Income allocated to minority interest                             506,354                          451,188
                                                                  -------                          -------

Net income                                                     $2,700,450                       $2,521,063
                                                               ==========                       ==========

Basic earnings per common share outstanding                    $     0.65                       $     0.72
                                                               ==========                       ==========

Diluted earnings per common share outstanding                  $     0.64                       $     0.72
                                                               ==========                       ==========


                      HUMPHREY HOSPITALITY MANAGEMENT, INC.


                                 BALANCE SHEETS


                                                                                             September 30,       December 31,
                                                                                                 1998                1997
                                                                                                 ----                ----
                                                                                              (unaudited)
                                                            ASSETS
CURRENT ASSETS

    Cash and cash equivalents                                                                 $3,274,776           $2,483,403
    Accounts receivable                                                                          666,299              224,201
    Prepaid expenses                                                                              71,672               66,862
    Other assets                                                                                  54,463               60,377
                                                                                               ---------            ---------

       Total current assets                                                                   $4,067,210           $2,834,843
                                                                                               =========            =========


                                              LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES

    Accounts payable                                                                            $571,020             $434,102
    Accrued expenses                                                                             499,833              346,744
    Advance deposit                                                                               17,393               12,031
    Due to affiliates                                                                          2,188,053            1,857,021
                                                                                               ---------            ---------

       Total current liabilities                                                               3,276,299            2,649,898
                                                                                               ---------            ---------


COMMITMENTS                                                                                           --                   --

SHAREHOLDER'S EQUITY
    Common stock, $.01 par value, 1,000 shares
      authorized, 100 shares issued and outstanding                                                    1                      1
    Retained earnings                                                                            790,910                184,944
                                                                                              ----------             ----------

        Total shareholder's equity                                                               790,911                184,945
                                                                                              ----------             ----------

     Total liabilities and shareholder's equity                                               $4,067,210             $2,834,843
                                                                                               =========              =========

--------------------


                       See notes to financial statements.

                      HUMPHREY HOSPITALITY MANAGEMENT, INC.

                          STATEMENTS OF OPERATIONS AND
                          CHANGES IN RETAINED EARNINGS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                      Three Months ended                         Nine Months ended
                                                        September 30,                              September 30,
                                                1998                     1997             1998                       1997
                                                ----                     ----             ----                       ----
Revenue
  Room revenue                             $6,966,561               $5,625,011      $16,042,206                $11,425,301
  Telephone revenue                           105,481                   93,367          263,114                    201,415
  Slip revenue                                 81,771                   61,662          244,017                    191,457
  Interest revenue                             22,877                   12,088           48,001                     24,115
  Other revenue                               112,293                   85,890          347,222                    217,364
                                              -------                   ------          -------                    -------

     Total revenue                          7,288,983                5,878,018       16,944,560                 12,059,652
                                            ---------                ---------       ----------                 ----------

Expenses
   Salaries and wages                       1,595,471                1,200,428        3,968,474                  2,608,727
   Room expense                               408,401                  343,959          919,553                    669,467
   Telephone                                   91,494                   68,521          242,856                    172,646
   Marina expense                              10,739                    9,637           26,435                     27,114
   General and administrative                 355,147                  203,072          844,934                    507,960
   Marketing and promotion                    266,948                  211,207          631,195                    425,624
   Utilities                                  332,943                  250,718          798,841                    532,377
   Repairs and maintenance                    156,141                  111,828          396,247                    249,080
   Taxes and insurance                        113,434                   69,248          271,445                    163,527
   Franchise fees                             416,949                  314,211          878,559                    594,935
   Lease payments                           3,011,329                2,336,249        7,270,055                  5,076,986
                                            ---------                ---------        ---------                  ---------

     Total expenses                         6,758,996                5,119,078       16,248,594                 11,028,443
                                            ---------                ---------       ----------                 ----------

     Net income                               529,987                  758,940          695,966                  1,031,209

   Retained  earnings,
     beginning of period                      260,923                  197,149          184,944                     29,880
   Distributions paid                              --                       --         (90,000)                  (105,000)
                                                   --                       --         --------                  ---------
   Retained earnings,
     end of period                        $   790,910              $   956,089      $   790,910                $   956,089
                                          ===========              ===========      ===========                ===========




                       See notes to financial statements.

                      HUMPHREY HOSPITALITY MANAGEMENT, INC.


                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



                                                                                              1998                      1997
                                                                                              ----                      ----

Cash flows from operating activities
    Net Income                                                                           $   695,966             $   1,031,209
    Adjustments to reconcile net income  to net cash
      (used in) provided by operating activities
          Changes in assets and liabilities
             Increase in accounts receivable                                               (442,098)                  (182878)
             Increase in prepaid expenses                                                    (4,810)                  (65,987)
             (Decrease) Increase in other assets                                               5,914                  (41,485)
             Increase in accounts payable                                                    136,918                   593,949
             (Decrease) increase in due to affiliates                                        331,032                   620,998
             Increase in accrued expenses                                                    153,089                   180,255
             Increase in advance deposits                                                      5,362                    19,429
                                                                                          ----------               -----------

                 Net cash provided by
                   operating activities                                                      881,373                 2,155,490
                                                                                             -------                 ---------

Cash flows from financing activities
    Advance from shareholder                                                                 200,000                        --
    Distributions paid                                                                      (90,000)                 (105,000)
    Repayments of advance from shareholder                                                 (200,000)                    51,250
                                                                                           ---------               -----------

               Net cash used in financing activities                                        (90,000)                  (53,750)
                                                                                          ----------                ----------

               Net increase in cash and
                 cash equivalents                                                            791,373                 2,101,740

Cash and cash equivalents, beginning of period                                             2,483,403                 1,127,573
                                                                                           ---------                 ---------

Cash and cash equivalents, end of period                                                  $3,274,776                $3,229,313
                                                                                           =========                 =========

---------------------




                       See notes to financial statements.

                      HUMPHREY HOSPITALITY MANAGEMENT, INC.


                          NOTES TO FINANCIAL STATEMENTS


                               SEPTEMBER 30, 1998


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

Basis of Presentation

            The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessee's financial position as of September 30, 1998, and the results of operations for the three and nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

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

Note 2.     Related Party Transactions

Shared Expenses

            Humphrey Associates, Inc. and HAI Management, Inc., affiliates of the Lessee, share certain operating expenses with the Lessee. Expenditures are allocated based on each entity's pro rata share of the expense. At September 30, 1998, $19,817 was due to affiliates for such allocated expenses.

Note 3.     Commitments

            The Lessee has entered into percentage leases with the Partnership relating to each of its hotels (collectively, the "Acquired Hotels"). Each such lease (the "Percentage Leases") has a term of 10 years. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges. The Lessee has future lease commitments through September 2008. Minimum future lease payments due under these noncancellable operating leases are as follows:

                      HUMPHREY HOSPITALITY MANAGEMENT, INC.


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


                               SEPTEMBER 30, 1998


                      Year                    (in thousands)
                      ----                    --------------

                      1999                             5,635
                      2000                             5,635
                      2001                             5,635
                      2002                             5,635
                      2003                             5,635
                      Thereafter                      17,175
                                                      ------

                                                     $45,350
                                                     =======

            For the three and nine months ended September 30, 1998, the Lessee incurred base rents of $1,285,661 and $3,338,846, respectively, as compared to base rents of $981,396 and $2,281,604, respectively, for three and nine months ended September 30, 1997. For the three and nine months ended September 30, 1998, the Lessee incurred percentage rents of $1,725,668 and $3,931,209, respectively, as compared to percentage rents of $1,354,853 and $2,795,382, respectively, for the three and nine months ended September 30, 1997. As of September 30, 1998, the amount due the Partnership and the Subsidiary Partnership for lease payments were $2,188,053 collectively, and is included in due to affiliates on the balance sheet.

Note 4.     Pro Forma Financial Information (Unaudited)

            The following pro forma information is presented for informational purposes as if the acquisition of all hotels by the Partnership and the commencement of the Percentage Leases had occurred on January 1, 1998 and 1997, respectively. The unaudited pro forma condensed statements of operations is not necessarily indicative of what actual results of operations of the Lessee would have been assuming such operations had commenced as of January 1, 1998 and 1997, respectively, nor does it purport to represent the results of operations for future periods.

                      Humphrey Hospitality Management, Inc.


                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                              Nine months ended              Nine months ended
                                                              September 30, 1998             September 30, 1997
                                                              ------------------             ------------------
Revenue from hotel operations
   Room revenue                                              $20,692,449                      $19,952,417
   Telephone revenue                                             370,210                          367,378
   Other revenue                                                 692,206                          570,607
                                                             -----------                    -------------

   Total revenue                                              21,754,865                       20,890,402
                                                              ----------                       ----------


Expenses
   Salaries and wages                                          4,946,133                        4,733,284
   Room expense                                                1,211,275                        1,260,768
   Telephone                                                     318,342                          295,854
   Marina expense                                                 26,435                           27,114
   General and administrative                                  1,097,682                          974,040
   Marketing and promotion                                       810,395                          747,561
   Utilities                                                   1,011,080                        1,021,973
   Repairs and maintenance                                       537,467                          539,141
   Taxes and insurance                                           346,563                          308,460
   Franchise fees                                              1,107,227                        1,051,246
   Lease payments                                              9,255,023                        8,974,245
                                                              ----------                       ----------

   Total expenses                                             20,667,622                       19,933,686
                                                              ----------                       ----------


   NET INCOME                                                $ 1,087,243                      $   956,716
                                                          ==============                    =============

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

            Humphrey Hospitality Trust, Inc. (the "Company"), is a Virginia corporation that operates as a real estate investment trust ( a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company, through Humphrey Hospitality REIT Trust, the Company's wholly-owned subsidiary, is the sole general partner of Humphrey Hospitality Limited Partnership (the "Partnership") and owns a 84.21% interest in the Partnership at September 30, 1998. As of September 30, 1998, the Partnership owned directly or indirectly twenty-six hotel properties (the "Hotels"). Eight of the Hotels (the "Initial Hotels") were acquired by the Company in connection with its initial public stock offering in November 1994, one hotel was acquired in July 1995, one hotel was developed in 1996 and opened for business in January 1997, ten hotels were acquired between February 1997 and September 1997 and seven hotels were acquired between June 1998 and September 1998. One hotel was sold in June, 1998.

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

RESULTS OF OPERATIONS

Three months ended September 30, 1998

            The Company's total revenues for the three month period ended September 30, 1998, substantially consisted of Lease revenue recognized pursuant to the Leases. The Company's revenue during the three month period ended September 30, 1998 was $3,024,855 an increase of $682,525, or 29.1%, as compared to Company revenue of $2,342,330 for the same period during 1997. The improvement in revenues is primarily attributable to additional Lease revenue derived from the increase in the number of Hotels. Net income increased by $122,258 to $903,290, 15.7% for the three months ended September 30, 1998 as compared to net income of $781,032 for the same period during 1997. The improvement in net income is primarily attributable to additional Lease revenue derived from the increase in the number of Hotels, offset in part by additional expenses associated with the additional hotels.

            The Lessee's room revenues from the Hotels increased by $1,341,550, or 23.8%, to $6,966,561 for the three months ended September 30, 1998, as compared to $5,625,011 of room revenue for the same period of 1997. The improvement in revenues is primarily attributable to the increase in the number of Hotels. The pro forma average daily rate of the Hotels increased to $60.31 for the three months ended September 30, 1998, up 2.7% as compared to $58.75 for the same period of 1997. Pro forma revenue per available room ("Revpar") was $46.33 for the three months ended September 30, 1998 as compared to $46.18 for the same period of 1997. Lessee operating expenses increased by $1,639,918, primarily as the result of the increased number of Hotels under management, to $6,758,996 for the three months ended September 30, 1998, as compared to $5,119,078 for the same period of 1997. The net income for the three months ended September 30, 1998 decreased $228,953 to $529,987 from $758,940 in 1997.
This decrease is the result of additional lease payments, coupled with, on the Florida properties, the down cycle of occupancy.

                        HUMPHREY HOSPITALITY TRUST, INC.


                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION

Nine months ended September 30, 1998

         The Company's total revenues for the nine month period ended September 30, 1998, substantially consisted of Lease revenue recognized pursuant to the Leases. The Company's revenue during the nine month period ended September 30, 1998 was $7,290,938 an increase of $2,119,943, or 40.9%, as compared to Company revenue of $5,170,995 for the same period of 1997. The improvement in revenues is attributed to the additional Lease revenue derived from the increase in the number of Hotels. Net income increased by $375,422 to $2,277,973, or 19.7% for the nine months ended September 30, 1998 as compared to net income of $1,902,551 for the same period of 1997. The improvement in net income is attributed to the additional Lease revenue derived from the increase in the number of Hotels, offset in part by additional expenses associated with the additional hotels, and the gain from sale of the Comfort Inn hotel in Elizabethton, TN.

         The Lessee's room revenues from the Hotels increased by $4,616,905, or 40.4%, to $16,042,206 for the nine months ended September 30, 1998, as compared to $11,425,301 of room revenue for the same period of 1997. The improvement in revenues is primarily attributable to the increase in the number of Hotels. The pro forma average daily rate of the Hotels increased to $59.11 for the nine months ended September 30, 1998, up .5% as compared to $58.81 for the same period of 1997. Pro forma REVPAR was $41.98 for the nine months ended September 30, 1998 as compared to $40.24 for the same period of 1997. Lessee operating expenses increased by $5,220,151, mainly as the result of the addition of hotels in 1997 and 1998, to $16,248,594 for the nine months ended September 30, 1998, as compared to $11,028,443 for the same period of 1997. The net income for the nine months ended September 30, 1998 decreased $335,243 to $695,966 from $1,031,209 in 1997, again reflecting the increased lease payments and the purchase of the Florida properties in their down occupancy cycle.

         The following table shows certain other pro forma information for the periods indicated.


                                                Pro-forma                                    Pro-forma
                                            Three Months ended                           Nine Months ended
                                              September 30,                                September 30,

                                       1998                    1997               1998                       1997
                                       ----                    ----               ----                       ----

  Occupancy rate                     76.81%                   78.60%            71.01%                     68.42%
  ADR                                $60.31                   $58.75            $59.11                     $58.81
  REVPAR                             $46.33                   $46.18            $41.98                     $40.24
  Room revenue                   $7,627,926               $7,600,316       $20,692,449                $19,952,417
  Room nights available             164,649                  164,588           488,458                    482,593
  Room nights occupied              126,473                  133,065           346,587                    330,183
  Rooms available                     1,789                    1,789             1,789                      1,789

         The Company has utilized the 2% special reserve fund to enhance the value of four of the hotels. In the future, the monies spent from the 2% special reserve fund for these properties will be generating an additional 7% of this expenditure in the form of fixed lease payments.

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

         The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters ,with the exception of the Company's Hotels in Florida. These hotels are busiest in the first and fourth quarters of the year. To the extent that cash flow from operating activities is insufficient to provide all of the estimated monthly distributions (particularly in the first quarter), the Company anticipates that it will be able to fund any such deficit from future working capital. As of September 30, 1998, the Company's cash and current accounts receivable balances exceed its current obligations by $761,838.

                        HUMPHREY HOSPITALITY TRUST, INC.


                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION

            The Company's Funds From Operations (net income before gain on sale of asset plus minority interest and depreciation and amortization) ("FFO") was $1,897,912 in the three months ended September 30, 1998, which is an increase of $498,104, or 35.6% over FFO in the comparable period in 1997, which was $1,399,808. For the nine months ended September 30, 1998 the Company's FFO was $4,357,465, which is an increase of $1,097,254, or 33.7% over the comparable period in 1997, which was $3,260,214. The improvements in FFO can be attributed to the addition of eleven hotels purchased during 1997 and the seven hotels purchased during 1998. Management considers FFO to be a market accepted measure of an equity REIT's cash flow, which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performances. All REITs do not calculate FFO in the same manner, therefore, the Company's calculation may not be the same as the calculation of FFO for similar REITs. Beginning with the year ended December 31, 1997, the Company changed the way it computes FFO. The Company believes that its new method of computing FFO is more consistent with the guidelines established by NAREIT for calculating FFO. FFO, as defined under the NAREIT standard, consists of net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.
            During the summer of 1998, the Company, in its attempts to continue its steady growth, initiated a proposed 5th public offering. Unfortunately, because of unstable conditions in the stock market, the proposed offering was postponed until more stability occurred in the equity marketplace. The Company has expensed the costs incurred in connection with the proposed offering resulting in a $138,596 charge to current earnings, but does not believe that these costs affect Funds From Operations. The following table computes FFO:

                                                       Historical Three                          Historical Three
                                                       Month Period Ended                        Month Period Ended
                                                       September 30, 1998         Per Share      September 30, 1997        Per Share
                                                       ------------------         ---------      ------------------        ---------
            Net income applicable to
              common shares                                  $903,290                                 $   781,032
            Add:
              Minority interest                               154,674                                     139,779
              Amortization of franchise costs                  17,574                                       6,375
              Depreciation                                    667,974                                     472,622
              Offering Costs                                  138,596                                          --
            Less:
              Gain on sale of asset                            15,804                                          --
                                                              -------                                   ---------
            Funds From Operations                           1,897,912             $ .35                $1,399,808          $ .34
                                                            =========             =====                ==========          =====


                                                       Historical Nine                           Historical Nine
                                                       Month Period Ended                        Month Period Ended
                                                       September 30, 1998         Per Share      September 30, 1997        Per share
                                                       ------------------         ---------      ------------------        ---------
            Net income applicable to
              common shares                                $2,277,973                                  $1,902,551
            Add:
              Minority interest                               384,000                                     340,497
              Amortization of franchise costs                  45,111                                      10,533
              Depreciation                                  1,690,982                                   1,006,633
              Extraordinary item                              138,596                                          --
            Less:
              Gain on sale of asset                         (179,197)                                          --
                                                            ---------                                   ---------
            Funds From Operations                           4,357,465             $ .90                 3,260,214          $ .79
                                                            =========             =====                 =========          =====

                        HUMPHREY HOSPITALITY TRUST, INC.


                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION

Long-term debt as of September 30, 1998, of approximately $42.8 million consisted of:

         Approximately $9.7 million, from the BankBoston Credit Facility, which is secured and cross-collateralized by the Company hotels located in Jackson, TN; Ellenton, FL (2 hotels): Shelby, NC; Cleveland, TN; Dahlgren, VA; Princeton, WV and Dover, DE. The interest rate on the BankBoston Credit Facility is LIBOR plus between 165 and 215 basis points, presently 7.74%, which will remain fixed for the length of the BankBoston Credit Facility.

         Approximately $23.9 million, from the credit facility with Mercantile Safe Deposit and Trust Company (the "Credit Facility"), which is secured by and cross-collateralized and cross-defaulted on the Company hotels located in Solomons, MD; Farmville, VA (2 hotels); Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA , Gettysburg, PA (2 hotels) and Key Largo, FL. The interest rate on the Credit Facility is variable at 25 basis points above the prime rate, presently at a rate of 8.25% per annum.

         Approximately $3.9 million, secured by a first deed of trust on the hotels located in Wytheville, VA, and Morgantown, WV. Interest accrues at the rate necessary to remarket bonds at a price equal to 100% of the outstanding principal balance. The interest rate is approximately half of the prime rate, which is adjusted weekly and is not to exceed 15% and 11.3636% for Wytheville and Morgantown, respectively. At September 30, 1998, the interest rate was approximately 3.5% for both the Wytheville and Morgantown Hotels. In addition, letter of credit fees, trustee fees and financing fees increased the effective rate on the bonds.

         Approximately $2.3 million, secured by a first deed of trust on the Comfort Inn located in Dublin, VA. The outstanding balance bears interest at a rate equal to 7.75% per annum with additional Underwriters' fees increasing the interest rate to approximately 8%.

         Approximately $3.0 million, secured by a first deed of trust on the Hampton Inn located in Brandon, FL. The balance outstanding bears interest at a rate of 8% per annum.

            The Company's debt policy provides that it may not carry consolidated indebtedness in excess of 55% of the aggregate purchase prices of the hotels in which it has invested. The aggregate total purchase price paid by the Company for the Hotels as of September 30, 1998 is approximately $81.8 million. As of September 30, 1998, the Company's total outstanding indebtedness represents approximately 52.3% of the aggregate amount paid by the Company for the Hotels.

            The Board of Directors has adopted a policy that will govern all of the Company's investment in hotel properties (the "Investment Policy") including the acquisition of existing hotels and the development of hotels, until such time as the Board amends such policy. Under the Investment Policy, the Company will make no investment in a hotel property unless the Company can demonstrate that it can reasonably expect an annual return on its investment (net of insurance, real estate and personal property taxes and reserves for furniture, fixtures and capital expenditures ("FFE Reserves")), that is greater than or equal to 12% of the total purchase price to be paid by the Company for such property. Under the Bylaws, the approval of a majority of the Board of Directors, including a majority of the Independent Directors, is required for the Company to acquire any property. In addition, the Investment Policy will be applied to a hotel property prior to its acquisition or development by the Company, and therefore, there can be no assurance that increases in insurance rates, real estate or personal property tax rates or FFE Reserves, which are based on room revenues, will not decrease the Company's annual return on its investments in any hotel property to a level below that set out in the Investment Policy.

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

            Because of the interdependence of information systems today, Year 2000 compliant companies may be affected by the Year 2000 readiness of their material suppliers, customers and other third parties. Although management has not yet determined the risk associated with the failure of any such party to become Year 2000 compliant, such failure could have a material adverse effect on the Company's results of operation and financial condition. To date, no such parties have informed the Company that they do not expect to be Year 2000 compliant in the timeframe that would expose the Company to material business risks.

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


                                              HUMPHREY HOSPITALITY TRUST, INC.



                                              By:  /s/ James I Humphrey, Jr
                                                   ----------------------------
                                                     James I. Humphrey, Jr.
                                                     President and Secretary

                                              Date: 11/13/98
                                                   ----------------------------