Form 10-K405
period 1998-12-31
HUMPHREY HOSPITALITY TRUST INC
filed 1999-03-31
CIK 929545

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________ to _____________

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

                             YES __X____ NO _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $39,369,450 based on the last sale price in the NASDAQ National Market for such stock on March 15, 1999.

The number of shares of the registrant's common stock outstanding was 4,631,700 as of March 15, 1999.

                       Documents Incorporated by Reference

Certain of the exhibits to the Company's Registration Statement on Form S-11 (SEC File No. 333-48583) are incorporated by reference into Part IV.
================================================================================

                                           TABLE OF CONTENTS


                                                                                                Form 10-K
                                                                                                 Report
 Item No.                                                                                         Page
---------                                                                                       ---------

                                                PART I

          1.       Description of Business.........................................................3
          2.       Properties.....................................................................10
          3.       Legal Proceedings..............................................................15
          4.       Submission of Matters to a Vote of Security Holders............................15


                                                PART II

          5.       Market for the Registrant's Common Equity and Related
                       Shareholder Matters........................................................16
          6.       Selected Financial Data........................................................17
          7.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations........................................21
          7A.      Quantitative and Qualitative Disclosures about Market Risk......................25
          8.       Financial Statements and Supplementary Data....................................26
          9.       Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure........................................26

                                                PART III

          10.      Directors and Executive Officers of the Registrant.............................26
          11.      Executive Compensation.........................................................28
          12.      Security Ownership of Certain Beneficial Owners and Management.................28
          13.      Certain Relationships and Related Transactions.................................30

                                                PART IV

          14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K..............32

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)      General Development of Business

         Humphrey Hospitality Trust, Inc. was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994 and is a self-administered real estate investment trust ("REIT") for federal income tax purposes. Humphrey Hospitality Trust, Inc., through its wholly-owned subsidiary, Humphrey Hospitality REIT Trust (collectively, the "Company"), owns a controlling partnership interest in Humphrey Hospitality Limited Partnership (the "Partnership") and through the Partnership owns interests in twenty-six existing limited service hotels (the "Hotels") as of December 31, 1998 (including seven hotels acquired during 1998). The Partnership owns a 99% general partnership interest and the Company a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership"). As of December 31, 1998, the Company owns an 84.21% interest in the Partnership. The Company began operations on November 29, 1994.

         During the fourth quarter of 1994, the Company completed an initial public offering ("IPO") of 1,321,700 shares of $.01 par value common stock (the "Common Stock"). The offering price per share was $6.00, resulting in gross proceeds of $7,930,200, and, net of underwriters discount and offering expenses, the Company received proceeds of $6,949,899. Upon completion of the IPO, the Company contributed substantially all of the net proceeds of the offering to Humphrey Hospitality Limited Partnership in exchange for a 71.46% general partnership interest in the Partnership. The Partnership used the proceeds from the Company to acquire 100% of the equity interests in seven existing hotel properties and a general partnership interest in the Subsidiary Partnership (such interests, collectively, the "Initial Hotels") and to retire certain indebtedness relating to the Initial Hotels. The Partnership acquired the Initial Hotels in exchange for (i) approximately $4.8 million in cash, (ii) units of limited partnership interest in the Partnership ("Units"), which are redeemable, subject to certain limitations, for an aggregate of 527,866 shares of Common Stock, with a value of approximately $3.2 million based on the IPO offering price, and (iii) the assumption of approximately $15.5 million of indebtedness. James I. Humphrey, Jr., the Chairman and President of the Company and Humphrey Associates, Inc. received Units aggregating a 28.54% equity interest in the Partnership. Hotel properties are carried at the lower of cost or net realizable value.

         Subsequent to the IPO, the Company completed three additional public offerings totaling 3,310,000 shares of Common Stock at a price of $7.75 per share for 1,010,000 shares, $8.25 per share for 1,150,000 shares and $10.50 per share for the remaining 1,150,000 shares. The Company contributed substantially all of the net proceeds of the offerings to the Partnership for
additional general partnership interests.   The Partnership used the net
proceeds to repay existing indebtedness and to purchase additional hotels for cash. Additionally, during 1995 the Partnership acquired the Days Inn Hotel in Farmville, VA, from Farmville Lodging Associates, LLC (the "LLC"), a Maryland limited liability company in which Mr. Humphrey owned a 98% equity interest, in exchange for Units which are redeemable for an aggregate of 95,484 shares of Common Stock of the Company, and the assumption of approximately $1,231,000 of indebtedness. During 1997, in connection with the acquisition of the Best Western Hotel in Key Largo, FL, the Partnership issued Units to Humphrey-Key Largo Associates, L.P. ("Humphrey Key Largo") a partnership substantially owned by Mr. Humphrey, which are redeemable for an aggregate of 34,023 shares of common stock of the Company. As of December 31, 1998, the Company owned an 84.21% partnership interest and Mr. Humphrey, Humphrey Associates, Inc. and Humphrey Development, Inc. (collectively the "Humphrey Affiliates"), employees of the Humphrey Affiliates and the sellers of the Hampton Inn, Jackson, TN Hotel, which was acquired by the Partnership on August 18, 1998, collectively own a 15.79% interest in the Partnership.

         In April 1996, the Company established a secured credit facility (the "Mercantile Credit Facility") in the initial amount of $6.5 million with Mercantile Safe Deposit and Trust Company ("Mercantile"). Available borrowings under the Mercantile Credit Facility have been increased several times and are currently at $25.5 million. The term of the Mercantile Credit Facility is three years with two one-year extensions at the option of Mercantile. The Mercantile Credit Facility bears interest at the prime rate plus 25 basis points, presently 8%, and is cross-collateralized by liens on thirteen of the Company's hotels.

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

         During the summer of 1998, the Company, in an attempt to continue its steady growth, initiated a proposed 5th public offering. Due to unstable conditions in the stock market, the proposed offering was postponed. During the third quarter, the Company expensed the costs incurred in connection with the proposed offering resulting in a $138,596 charge to current earnings, which is included in general and administrative expense.

         On June 1, 1998, the Company issued 70,936 Units, valued at
$720,000 based on an average price of $10.15 per share, to Humphrey Development, Inc. ("HDI") in exchange for the option to repurchase the Dover, DE Hotel, which was granted to HDI as compensation for development services rendered pursuant to the restated and amended Development Services Agreement. On June 1, 1998, the Company issued 17,734 Units, valued at $180,000 based on an average price of $10.15 per share, to Humphrey Hospitality Management, Inc. the "Lessee" as an incentive to enter into a Percentage Lease with the Partnership for the Dover, DE Hotel. These Units were re-assigned by the Lessee to Randy P. Smith, President of the Lessee.

         On June 30, 1998, the Company closed on the sale of the Comfort Inn, Elizabethton, TN for $1,550,000. The Company realized a gain on the sale of this asset of approximately $179,000.

         On August 5, 1998, the Company closed on mortgage financing for the Hampton Inn in Brandon, FL, with Regions Bank in the amount of $3,000,000. The loan is a twenty year mortgage loan and the interest rate is fixed at 8% for five years.

         On August 18, 1998, the Company obtained a $35 million credit facility from BankBoston (the "BankBoston Credit Facility"). The term of the BankBoston Credit Facility is three years and bears interest at LIBOR plus between 165 and 215 basis points. The Company entered into an interest rate swap agreement that fixes the interest rate on the current balance of approximately $11.2 at a ceiling of 7.79%. The rate at December 31, 1998 was 7.67%. The BankBoston Credit Facility is cross-collaterized by the Company hotels located in Jackson, TN; Ellenton, FL (2 hotels); Shelby, NC; Cleveland, TN; Dahlgren, VA; Princeton, WV; Dover, DE; and Key Largo, FL.

         On December 30, 1998, the Company executed an agreement to sell the
Rodeway Inn in Wytheville, VA for $1,450,000.    In connection with the
execution of the agreement, the Company determined that the carrying value of the hotel exceeded its fair value. Accordingly, an impairment loss of approximately $622,000, which represents the excess of the carrying value of approximately $2,004,000 over the fair value, net of costs to sell, of approximately $1,382,000 was charged to operations in 1998.

         The purchaser subsequently refused to fulfill their obligations under the agreement and, on March 19, 1999 the Company filed an action in the Circuit Court of Wythe County, VA against the purchasers to, among other things compel specific performance under the contract. (See "Item 3. Legal Proceedings.")

         On February 8, 1999, the Company obtained a $5.054 million, ten year, 7.75% fixed rate mortgage, from Susquehanna Bank on the Company's Comfort Inn and Holiday Inn Express hotels located in Gettysburg, PA.

         On February 26, 1999, the Company satisfied the bonds secured by it's Comfort Inn hotel located in Morgantown, WV. This hotel was subsequently placed as additional collateral on the Mercantile Credit Facility.

         The following table shows hotels that have been acquired during 1998 by the Company. Each hotel is leased pursuant to a Percentage Lease.

                                                                                                   CONTRACT
                                                        DATE                     NUMBER OF         PURCHASE
                                                     ACQUIRED                      ROOMS           PRICE

  COMFORT INN:
          Rocky Mt., VA                           September 2, 1998                    60         $2,850,000

  BEST WESTERN:
          Ellenton, FL                            June 25, 1998                        73          2,900,000

  HAMPTON INNS:
          Brandon, FL                             June 26, 1998                        51          5,350,000
          Cleveland, TN                           August 19, 1998                      60          2,850,000
          Jackson, TN (1)                         August 19, 1998                      62          4,700,000
          Shelby, NC                              August 19, 1998                      51          2,950,000

  SHONEY'S INN:
          Ellenton, FL                            June 25, 1998                        63          2,500,000
                                                                                       --          ---------


 Totals                                                                               534        $24,100,000
                                                                                      ===        ===========


            (1) The Company issued 122,261 Units to the sellers of the Hampton Inn-Jackson, TN as part of the purchase price. The Units are redeemable for shares of Common Stock payment on a one-for-one basis and are valued at approximately $1,202,074, based on an average price of $9.83 per share as of the 10 trading days prior to August 19, 1998.

(b)      Financial Information About Industry Segments

         The Company is engaged solely in the business of acquiring equity interests in existing hotel properties, therefore, presentation of information about industry segments is not applicable. See the Consolidated Financial Statements and notes thereto included in Item 14 of this Annual Report on Form 10-K for certain financial information required in Item 1.

(c)      Narrative Description of Business

         General. At December 31, 1998, the Company owned, through the Partnership and the Subsidiary Partnership, 26 hotels containing 1,787 rooms located in Virginia (7), West Virginia (2), Maryland (1), Pennsylvania (5), North Carolina (2), Kentucky (2), Delaware (1), Florida (4), and Tennessee (2). The Hotels are leased to the Lessee, a corporation wholly owned by Mr. Humphrey. The Company's primary objectives are to increase amounts distributable to shareholders and enhance shareholder value by participating in increased revenue from the hotels through leases that provide for rent payments based on the revenue from the Hotels (the "Percentage Leases"). The Company also seeks to increase amounts distributable to shareholders by acquiring equity interests in additional existing hotels that meet the Company's investment criteria and by developing new nationally franchised hotels.

         Internal Growth Strategy. The Company's use of Percentage Leases allows the Company to participate in increased revenue from the hotels. The Percentage Leases provide for the Lessee to pay monthly base rent ("Base Rent") plus percentage rent ("Percentage Rent"). The Percentage Rent for each hotel is comprised of (i) a set percentage of quarterly and semi-annual room revenue, which is payable quarterly and semi-annually, respectively, (ii) a set percentage of annual room revenue in excess of a threshold amount ("Threshold"), which is payable annually, and (iii) 8% of monthly revenue other than room revenue (including, but not limited to, telephone charges, movie rental fees and, in the case of the Comfort Inn-Beacon Marina, Solomons, MD, Dublin, VA and Morgantown, WV Hotels, rental payments under third party leases of its restaurant and, in the case of the Comfort Inn-Beacon Marina, Solomons, MD and Best Western Suites-Key Largo, FL Hotels, marina revenue), which is payable monthly. The portion of Percentage Rent that is based on annual room revenue does not apply to amounts under the Threshold and is designed to allow the Company to participate in any future increases in room revenue. The Base Rent and Percentage Rents are hereinafter referred to collectively as "Rent". Under the Percentage Leases, the principal determinant of Percentage Rent is room revenue.

          Acquisition Strategy. The Board of Directors has adopted a policy that governs the Company's investment in hotel properties (the "Investment Policy"), including the acquisition and development of hotels. Under the Investment Policy, the Company will not acquire a hotel property unless the Company can demonstrate that it can reasonably expect an annual return on its investment (calculated as Rent less insurance, real estate and personal property taxes and reserves for furniture, fixtures and equipment of 4% of room revenues ("FFE Reserves")), that is equal to or greater than 12% of the total purchase price to be paid by the Company for such property. Under the Company's bylaws, the approval of a majority of the Board of Directors, including a majority of the Independent Directors, is required for the Company to acquire any property. The Investment Policy is applied to a hotel property prior to its acquisition by the Company. There can be no assurance that increases in insurance rates, real estate or personal property taxes or FFE Reserves, which are based on room revenues, will not decrease the Company's annual return on its investment in any Hotel to a level below that set out in the Investment Policy. The Company intends to acquire equity interests in hotel properties that meet the Company's investment criteria described below.

- nationally franchised hotels in locations with relatively high demand for rooms, relatively low supply of competing hotels and significant barriers to entry into the hotel business, such as a scarcity of suitable hotel sites or zoning restrictions;

- poorly managed hotels, which the Company believes could benefit from new management, new marketing strategy and association with a national franchisor;

- hotels in a deteriorated physical condition, which the Company believes could benefit significantly from renovations; and

- hotels in attractive locations that the Company believes could benefit significantly by changing franchises to a grade the Company believes is more appropriate for the location and clientele.

         Development Strategy. Although the Company expects to primarily grow through the acquisition of existing hotels, the Company may selectively grow through the development of new limited-service hotels located in secondary and tertiary markets, typically with under 150 rooms, that are similar to the Company's present hotels. The Company is interested in sites that offer the potential to attract a diverse mix of potential market segments.

         Because a development project has no prior revenues on which the Company's Investment Policy can be applied, the Company intends to invest only in developments where it reasonably believes it will receive an annual return on its investment that is consistent with the Investment Policy.

         The Company's site selection criteria is expected to include some or all of the following characteristics:

- relatively low land costs, particularly as compared with major metropolitan areas;

-        sites that exist on or near major highways;

- areas that have strong industrial bases with the potential for future growth;

- communities with state or federal installations, colleges or universities; and

-        sites that currently have an aging hotel presence.

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

         Replacement Reserves. The Percentage Leases obligate the Partnership or the Subsidiary Partnership, as applicable, to make available to the Lessee an amount equal to 6% of room revenue per quarter, on a cumulative basis, for upgrading and maintaining the Hotels ("Replacement Reserve Deposits"). The Company increased its capital reserves set-aside from 4% to 6% of room revenue upon the completion of its fourth offering of Common Stock on April 24, 1998. The additional 2% of room revenue was initially held in a special reserve fund (the "Additional Reserve Fund"). However the Company determined that a 6% reserve set-aside represented a conservative and prudent reserve given the Company Hotel's level of occupancy. Accordingly, the Company merged the Additional Reserve Fund with the Replacement Reserve Deposits effective back to the day the Additional Reserve Fund was established.

         Operating Practices. The Lessee utilizes a centralized accounting and data processing system, which facilitates financial statement and budget preparation, payroll management, internal auditing and other support functions for the on-site hotel management team. The Lessee provides centralized control over purchasing and project management (which can create economies of scale in purchasing) while emphasizing local discretion within specific guidelines.

         Each hotel managed by the Lessee employs a general manager who is responsible for the overall operations of the hotel. General managers report to regional managers, who generally have responsibility for three to eight hotels. Daily operations are managed using a centralized approach through regional operations managers who report to the Lessee's central office as applicable. The Lessee's strategy is to encourage decision-making by those people closest to the hotel operation level at the lowest administrative cost.

         Property Management. In order for the Company to qualify as a REIT, neither the Company, the Partnership nor the Subsidiary Partnership can operate hotels. Therefore, each of the hotels is leased to the Lessee under Percentage Leases. Mr. Humphrey, Chairman of the Board and President of the Company, is the sole shareholder of the Lessee.

         The Lessee's President, Randy P. Smith, has been employed in the hotel business since 1978 and has operated a variety of hotels under many franchise brands. He joined Humphrey Hotels, Inc. (the Lessee's predecessor) in 1989 as Director of Operations and in 1991, he was appointed Vice President of Operations. He was appointed President of Humphrey Hotels, Inc. in 1994. He has been appointed to the Comfort Inn Advisory Council, the International Operators Council for Choice Hotels ("IOC") National Marketing Committee, the IOC National Operations and Standards Committee, the IOC National Awards Committee, the Region 4 (Virginia) Regional Advisory Board for Choice Hotels and numerous boards for the IOC. Mr. Smith received an M.B.A. Degree from Loyola College in 1995.

         The Lessee's Vice President, Bethany H. Hooper, joined Humphrey Associates, Inc. in 1988 after working for the accounting firm of Reznick Fedder & Silverman as a certified public accountant. In 1991, she was appointed Vice President of Accounting and Administration of Humphrey Associates, Inc. and Humphrey Hotels, Inc. Ms. Hooper continues to work for both the Lessee and Humphrey Associates, Inc. She received a B.S. degree in Business Administration from Lewis and Clark College in 1986 and an M.B.A. degree in Finance from Loyola College in 1991.

         The Lessee's Controller, Hoa N. Moe, has been employed in the hotel business since 1978. From 1978 to 1989, she was employed by Ramada Inn's Washington Regional Office and Coakley & Williams, Inc., a hotel management company, primarily as a credit investigator and Controller . She joined Humphrey Hotels, Inc. in 1989 and served as Internal Auditor until she was appointed Controller in 1992.

         The Lessee's Senior Director of Operations, David Yakes, has been employed in the hotel business since 1985. Mr. Yakes has an extensive background in hotel operations and joined the Lessee in 1995. Prior to his current position, Mr. Yakes was a regional Director of Operations as well as the General Manager of the Comfort Inn-Beacon Marina, Solomons, Maryland hotel. Before joining the Lessee, Mr. Yakes worked for several years for Winegardner and Hammons, Inc., a Cincinnati, Ohio based hotel management company. He received a B.S. degree in Hospitality and Tourism Management from Grand Valley State University in 1991.

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

         Employees. The Company has an agreement between it and the Lessee (the "Services Agreement") to provide accounting and securities reporting services for the Company. The Services Agreement provides that the Lessee shall perform such services for an annual fee of $30,000 per year for as long as the Company's portfolio includes the Initial hotels and the Comfort Suites-Dover, DE hotel. The fee will increase $10,000 per year (prorated from the time of acquisition) for each additional hotel added to the Company's portfolio, not to exceed $100,000 in any year. During 1998, the Company paid $99,996 pursuant to the Services Agreement. The Lessee employs approximately 850 people in operating the hotels. The Lessee has advised the Company that its relationship with its employees is good.

         Business Risks. The hotels are subject to all operating risks common to the hotel industry. These risks include, among other things, competition from other hotels; recent over-building in the hotel industry, which has adversely affected occupancy and room rates; increases in operating costs due to inflation and other factors, which increases have not in recent years been, and may not necessarily in the future be, offset by increased room rates; significant dependence on business and commercial travelers and tourism; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. These factors could adversely affect the Lessee's ability to make lease payments and, therefore, the Company's ability to make expected distributions to shareholders. Further, decreases in room revenue at the hotels will result in decreased revenue to the Partnership and the Subsidiary Partnership, as applicable, under the Percentage Leases.

         The Company must rely on the Lessee to generate sufficient cash flow from the operations of the hotels to enable the Lessee to meet the rent obligations under the Leases. The obligations of the Lessee are unsecured. The Lessee has only nominal assets, consisting primarily of working capital.

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

Franchise Agreements

          The Lessee, which is owned by Mr. Humphrey, holds all of the franchise licenses for each of the Hotels currently owned by the Partnership and is expected to hold all of the franchise licenses for any subsequently acquired hotel properties. During 1998, the Lessee paid franchise fees in the aggregate amount of approximately $1,232,000.

          Thirteen of the Hotels operate as Comfort Inn hotels, one Hotel operates as a Comfort Suites hotel and one Hotel operates as a Rodeway Inn hotel. Comfort Inn(R), Comfort Suites(R) and Rodeway Inns(R) are registered trademarks of Choice Hotels International, Inc. Two of the Hotels operate as a Best Western hotel and one of the Hotels operates as a Best Western Suites hotel. Best Western was established in 1946 as a reservation referral system by hoteliers and has developed into the world's largest hotel chain. One of the Hotels operates as a Days Inn hotel. Days Inn has been operating for more than 20 years. Days Inn(R) is a registered trademark of HFS Incorporated. Three of the Hotels operate as Holiday Inn Express hotels. Holiday Inn Express(R) is a registered trademark of Holiday Inns, Inc. Four of the Hotels operate as Hampton Inn hotels. Hampton Inn(R) is a registered of Promus Hotel Corporation.

         Tax Status.  The Company made an election to be taxed as a REIT under
Section 856 through 860 of the Internal Revenue Code ("Code"), commencing with its taxable year ending December 31, 1994. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to Federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

         Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. Of the total 1998 distributions to the Company's shareholders, 86.52% are considered ordinary income and 13.48% are considered return of capital.

ITEM 2. PROPERTIES

         The following table sets forth certain historical information with respect to the hotels for the year (or period of ownership, if less) ended December 31, 1998.

                        Number                                   Percentage
                          Of           Room         Other           Lease         Avg.
                         Rooms       Revenue      Revenue         Payment        Occpy         ADR         REVPAR (1)
                         -----       -------      -------         -------        -----         ---         ------
COMFORT INN
 Culpeper, VA               49      $   722,117     $ 13,867      $  166,097    77.36%     $  52.19      $40.38
 Chambersburg, PA           65      $   809,988     $ 19,767      $  185,449    61.77%     $  55.27      $34.14
 Dahlgren, VA               59      $   872,959     $ 26,027      $  231,427    81.62%     $  49.67      $40.54
 Dublin, VA                100      $ 1,418,065     $ 28,889      $  435,199    69.79%     $  55.66      $38.85
 Elizabethton, TN (2)       58      $   255,044     $  8,424      $   56,777    56.47%     $  43.02      $24.29
 Farmville, VA              51      $   784,129     $ 15,540      $  241,433    81.38%     $  51.76      $42.12
 Gettysburg, PA             81      $ 1,362,064     $ 18,392      $  328,367    65.90%     $  69.91      $46.07
 Morgantown, WV             80      $ 1,352,702     $ 65,838      $  479,323    79.59%     $  58.21      $46.33
 Murphy, NC                 56      $   834,450     $ 14,714      $  189,635    73.17%     $  55.79      $40.82
 New Castle, PA             79      $ 1,168,505     $ 30,914      $  286,450    69.33%     $  58.45      $40.52
 Princeton, WV              51      $   786,030     $ 13,320      $  214,079    80.03%     $  52.76      $42.23
 Rocky Mount, VA (3)        60      $   268,806     $  4,841      $   62,095    67.17%     $  54.67      $36.72
 Beacon Marina,
 Solomons, MD               60      $ 1,166,655     $310,340      $  588,752    76.83%     $  69.34      $53.27

COMFORT SUITES

 Dover, DE                  64      $ 1,275,245     $ 23,705      $  123,666    76.46%     $  71.40      $54.59

BEST WESTERN
 Harlan, KY                 63      $   779,989     $ 48,517      $  226,178    64.30%     $  53.60      $34.47
 Ellenton, FL (4)           73      $   403,291     $ 11,121      $  100,879    60.04%     $  48.43      $29.08

BEST WESTERN SUITES
 Key Largo, FL              40      $ 1,191,423     $ 61,481      $  290,861    79.43%      $102.74      $81.60

RODEWAY INN
 Wytheville, VA            100      $   448,607     $  5,389      $   60,993    28.52%     $  43.09      $12.29

DAYS INN
 Farmville, VA              60      $   731,429     $ 23,166      $  188,367    69.63%     $  47.97      $33.40

HAMPTON INN
 Brandon, FL (5)            80      $   585,288     $ 16,295      $  143,158    63.53%     $  60.93      $38.71
 Cleveland, TN (6)          60      $   356,581     $  5,611      $   75,147    75.46%     $  58.34      $44.02
 Jackson, TN (6)           120      $   511,490     $ 13,711      $  112,052    56.84%     $  55.55      $31.57
 Shelby, NC (6)             78      $   352,066     $  8,715      $   74,451    63.22%     $  52.89      $33.43

SHONEY'S INN
 Ellenton, FL (4)           63      $   368,300     $  8,459      $   98,294    73.35%     $  41.95      $30.77

HOLIDAY INN EXPRESS
 Allentown, PA              82      $ 1,171,531     $ 21,841      $  267,686    63.91%     $  60.51      $38.67
 Danville, KY               62      $ 1,047,357     $ 37,237      $  258,854    78.00%     $  58.39      $45.55

 Gettysburg, PA             51      $   889,156     $ 15,060      $  210,155    67.98%     $  70.26      $47.77
                         -----      -----------     --------      ----------

  TOTALS                 1,845      $21,913,267     $871,181      $5,695,824
                         =====      ===========     ========      ==========


------------
(1) "REVPAR" is defined as room revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.
(2)      Sold June 30, 1998.
(3)      Acquired September 2, 1998.
(4)      Acquired June 25, 1998.
(5)      Acquired June 26, 1998.
(6)      Acquired August 19, 1998.

THE FIXED LEASE

         The lease for the Comfort Suites-Dover, DE hotel, previously required a fixed rent payment, which was payable in equal monthly installments (the "Fixed Lease"). The lease was amended from a Fixed Lease to a Percentage Lease on June 1, 1998. As long as the Investment Policy remains in effect, the Company intends to enter into Fixed Leases on any new hotel developments because the Company believes that this type of lease mitigates the risks associated with the initial startup of a hotel. The Company anticipates that material terms of the Fixed Leases, if any, except for the payment terms, will be substantially similar to the terms of the Percentage Leases described below.

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

         Amounts Payable under the Percentage Leases. During the term of each Percentage Lease, the Lessee will be obligated to pay (i) Base Rent and Percentage Rent, and (ii) interest accrued on any late payments or charges. Base Rent accrues and is required to be paid monthly. The Percentage Rent for each hotel is comprised of (i) a set percentage of quarterly and semi-annual room revenue, which is payable quarterly and semi-annually, respectively, (ii) a set percentage of annual room revenue, in excess of a specified Threshold for each Percentage Lease, which is payable annually, and (iii) 8% of monthly revenue other than room revenue (including, but not limited to, telephone charges, movie rental fees, rental payments under the third party leases of restaurants in the hotels located in Solomons, MD; Dublin, VA; and Morgantown, WV and, in the case of the Comfort Inn-Beacon Marina, Solomons, MD and the Best
Western Suites-Key Largo, FL Hotels,   marina revenue) which is payable
monthly. Annual Percentage Rent does not apply to amounts under the Threshold. The portion of Percentage Rent that is based on annual room revenue is designed to allow the Company to participate in any future increases in room revenue.

         The following table sets forth (i) the annual Base Rent, (ii) the Percentage Rent formulas and (iii) the rent that was paid for each hotel pursuant to the terms of the Leases based on historical revenues for the year ended December 31, 1998. With respect to the hotels acquired in 1998, the information presented relates to the period from the date of acquisition to December 31, 1998.



                                                                                                                        Aggregate
                                                                                                          Aggregate     Percentage
                          Annual              Percentage                                       Hotel      Percentage    Rent Plus
                        Base Rent           Rent Formula                                     Revenue          Rent      Base Rent
                        ---------           ------------                                     -------          ----      ---------

Comfort Inns
------------

  Culpeper, VA            $133,000    11% of quarterly room revenues up            Rooms - $  722,117       $164,987      $299,097
                                      to $675,000 per year, plus 11% of            Other - $   13,867          1,110
                                      semi-annual revenues up to $675,000                                   --------
                                      per year, plus 35% of annual revenues                                 $166,097
                                      in excess of $675,000, plus 8% of                                     --------
                                      monthly other revenues

  Chambersburg, PA        $183,750    14.2% of quarterly room revenues up          Rooms - $  809,988       $183,868      $369,199
                                       to $960,000 per year, plus 8.5% of semi-    Other - $   19,767          1,581
                                       annual room revenues up to $960,000                                  --------
                                       per year plus 35% of annual revenues                                 $185,449
                                       in excess of $960,000, plus 8% of                                    --------
                                       monthly other revenues

  Dahlgren, VA            $153,096    14%  of quarterly room revenues,             Rooms - $  872,959       $229,345      $384,523
                                      plus 6.5 % of semi-annual room               Other - $   26,027          2,082
                                      revenues, plus 30% of annual room                                     --------
                                      revenues in excess of $705,000,                                       $231,427
                                      plus 8% of monthly other revenues                                     --------

  Dublin, VA              $253,344    17.5% of quarterly room revenues,            Rooms   $1,418,065       $432,888      $688,543
                                      plus 10 % of semi-annual room                Other   $   28,889          2,311
                                      revenues, plus 30% of annual room                                     --------
                                      revenues in excess of $1,275,000,                                     $435,199
                                      plus 8% of monthly other revenues                                     --------

(1) Elizabethton, TN       $48,475    14.5% of quarterly room revenues,            Rooms - $  255,044        $56,109      $105,252
                                      plus 7.5% of semi-annual room                Other - $    8,424            668
                                      revenues, plus 30% of annual room                                     --------
                                      revenues in excess of $560,000,                                        $56,777
                                      plus 8% of monthly other revenues                                     --------

  Farmville, VA           $132,432    16% of quarterly room revenues,              Rooms-  $  784,129       $240,190      $373,865
                                      plus 9.5% of semi-annual room                Other - $   15,540          1,243
                                      revenues, plus 30% of annual room                                     --------
                                      revenues in excess of $650,000, plus                                  $241,433
                                      8% of monthly other revenues                                          --------

  Gettysburg, PA          $302,750    14.5% of quarterly room revenues up          Rooms   $1,362,064       $326,895     $631,117
                                       to $1,400,000 per year, plus 9.5% of        Other - $   18,392          1,472
                                       semi-annual room revenues up to                                      --------
                                       $1,400,000 per year, plus 35% of room                                $328,367
                                       revenues in excess of $1,400,000, plus                               --------
                                       8% of total other revenues

  Morgantown, WV          $210,136    6.1% of quarterly room revenues,             Rooms - $1,352,702       $474,056      $689,459
                                      plus 24% of semi-annual room                 Other - $   65,838          5,267
                                      revenues, plus 33% of annual room                                     --------
                                      revenues in excess of $1,150,000,                                     $479,323
                                      plus 8% of monthly other revenues                                     --------

  Murphy, NC              $138,250    11% of quarterly room revenues up            Rooms - $  834,450       $188,458      $327,885
                                      to $740,000 per year, plus 10% of            Other - $   14,714          1,177
                                      semi-annual room revenues up to                                       --------
                                      $740,000 per year, plus 35% of annual                                 $189,635
                                       revenues in excess of $740,000,                                      --------
                                       plus 8% of monthly other revenues

  New Castle, PA          $216,996    7.5% of quarterly room revenues up           Rooms - $1,168,505       $283,977      $503,446
                                       to $1,000,000 per year, plus 15% of         Other - $   30,914          2,473
                                       semi-annual room revenues up to                                      --------
                                       $1,000,000 per year, plus 35% of                                     $286,450
                                       annual room revenues in excess of                                    --------
                                       $1,000,000, plus 8% of monthly other
                                       revenues

  Princeton, WV           $208,608    11.1% of quarterly room revenues             Rooms - $  786,030       $213,014      $422,687
                                      plus 16% of semi-annual room                 Other - $   13,320          1,065
                                      revenues, plus 33% of annual room                                     --------
                                      revenues in excess of $875,000,                                       $214,079
                                      plus 8% of monthly other revenues                                     --------

(2) Rocky Mount, VA        $52,932    14% of quarterly room revenues,              Rooms-  $  268,806        $61,708      $115,027
                                      up to $825,000, plus 7.25% of semi           Other - $    4,841            387
                                      -annual room  revenues up to $825,000,                                --------
                                      plus 35% of annual room revenues                                       $62,095
                                      in excess of $825,000, plus 8%                                        --------
                                      of monthly other revenues

  Beacon Marina,
    Solomons, MD          $288,397    17.6% of quarterly room revenues,            Rooms-  $1,166,655        $563,925     $877,149
                                      plus 25% of semi-annual room                 Other - $  310,340         24,827
                                      revenues, plus 25.1% of annual                                        --------
                                      room revenues in excess of                                            $588,752
                                      $900,000, plus 8% of monthly other                                    --------
                                      revenues

Comfort Suites
--------------

  Dover, DE               $378,840    8.33% of quarterly room revenues,            Rooms - $1,275,245       $122,657      $502,506
                                      plus 6% of semi-annual room                  Other - $   23,705          1,009
                                      revenues, plus 35% of annual                                          --------
                                      room revenues in excess of                                            $123,666
                                      $1,100,000, plus 8% of monthly                                        --------
                                      other revenues

Rodeway Inn
-----------

(3) Wytheville, VA        $210,000    6.5% of quarterly room revenues,             Rooms - $  448,607       $ 60,562      $270,993
                                      plus 7% of semi-annual room                  Other - $    5,389            431
                                      revenues, plus 30% of annual                                          --------
                                      room revenues in excess of                                            $ 60,993
                                      $815,000, plus 8% of monthly                                          --------
                                      other revenues

Days Inn
--------

  Farmville, VA           $125,376    16% of quarterly room revenues,              Rooms - $  731,429       $186,514      $313,743
                                      plus 9.5% of semi-annual room                Other - $   23,166          1,853
                                      revenues, plus 30% of annual                                          --------
                                      room revenues in excess of $760,000,                                  $188,367
                                      plus 8% of monthly other revenues                                     --------

Best Westerns
-------------

  Harlan, KY              $183,750     14.5% of quarterly room revenues up         Rooms - $  779,989       $222,297      $409,928
                                       to $800,000 per year, plus 14% of semi-     Other - $   48,517          3,881
                                       annual room revenues up to $800,000 per                              --------
                                       year, plus 35% of room revenues in excess                            $226,178
                                       of $800,000, plus 8% of monthly other                                --------
                                       revenues

(4) Ellenton, FL          $105,671     15% of quarterly room revenues up           Rooms - $  403,291      $  99,989      $206,550
                                       to $940,000 per year, plus 10% of semi-     Other -  $  11,121            890
                                       annual room revenues up to $940,000 per                              --------
                                       year, plus 35% of room revenues in excess                            $100,879
                                       of $940,000, plus 8% of monthly other                                --------
                                       revenues

Best Western Suites
-------------------

  Key Largo, FL           $224,000     14% of quarterly room revenues up           Rooms - $1,191,423       $285,943      $514,861
                                       to $1,225,000 per year, plus 10% of         Other - $   61,481          4,918
                                       semi-annual room revenues up to                                      --------
                                       $1,225,000 per year, plus 35% of annual                              $290,861
                                       room revenues in excess of $1,225,000,                               --------
                                       plus 8% of monthly other revenues
Hampton Inn
-----------

(6) Brandon, FL           $193,919     14.5% of quarterly room revenues up         Rooms - $  585,288       $141,854      $337,077
                                       to $1,700,000 per year, plus 10% of         Other - $   16,295          1,304
                                       semi-annual room revenues up to                                      --------
                                       $1,700,000 per year, plus 35% of annual                              $143,158
                                       room revenues in excess of $1,700,000,                               --------
                                       plus 8% of monthly other revenues

(5)  Cleveland, TN         $75,082     11% of quarterly room revenues up           Rooms - $  356,581        $74,698      $150,229
                                       to $1,000,000 per year, plus 10% of         Other - $    5,611            449
                                       semi-annual room revenues up to                                      --------
                                       $1,000,000 per year, plus 35% of annual                               $75,147
                                       room revenues in excess of $1,000,000,                               --------
                                       plus 8% of monthly other revenues

(5)  Jackson, TN          $119,096     11.75% of quarterly room revenues up        Rooms - $  511,490       $110,955      $231,148
                                       to $1,725,000 per year, plus 10% of         Other -  $  13,711          1,097
                                       semi-annual room revenues up to                                      --------
                                       $1,725,000 per year, plus 35% of annual                              $112,052
                                       room revenues in excess of $1,725,000,                               --------
                                       plus 8% of monthly other revenues

(5)  Shelby, NC            $72,493     11% of quarterly room revenues up           Rooms - $  352,066        $73,754      $146,944
                                       to $960,000 per year, plus 10% of           Other -      8,715            697
                                       semi-annual room revenues up to                                      --------
                                       $960,000 per year, plus 35% of annual                                 $74,451
                                       room revenues in excess of $960,000,                                 --------
                                       plus 8% of monthly other revenues

Shoney's Inn
------------

(4)  Ellenton, FL          $91,096     16.7% of quarterly room revenues up         Rooms - $  368,300        $97,617      $189,390
                                       to $700,000 per year, plus 10% of           Other - $    8,459            677
                                       semi-annual room revenues up to                                      --------
                                       $700,000 per year, plus 35% of annual                                 $98,294
                                       room revenues in excess of $700,000,                                 --------


                                       plus 8% of monthly other revenues

Holiday Inn Express
-------------------

  Allentown, PA           $262,500     14.2% of quarterly room revenues up         Rooms - $1,171,531       $265,938      $530,186
                                       to $1,250,000 per year, plus 8.5% of        Other - $   21,841          1,748
                                       semi-annual room revenues up to                                      --------
                                       $1,250,000 per year, plus 35% of annual                              $267,686
                                       room revenues in excess of $1,250,000,                               --------
                                       plus 8% of monthly other revenues

  Danville, KY            $190,750     14.2% of quarterly room revenues up         Rooms - $1,047,357       $255,875      $449,604
                                       to $900,000 per year, plus 8.5% of semi-    Other - $   37,237          2,979
                                       annual room revenues up to $900,000                                  --------
                                       per year, plus 35% of annual room                                    $258,854
                                       revenues in excess of $900,000, plus 8%                              --------
                                       of monthly other revenues

  Gettysburg, PA          $190,750     14.5% of quarterly room revenues up to      Rooms - $  889,156       $208,952      $400,905
                          --------     $940,000 per year, plus 9% of semi-         Other - $   15,060          1,203      --------
                                       annual room revenues up to $940,000                                  --------
                                       per year, plus 35% of annual room                                    $210,155
                                       revenues in excess of $940,000, plus                                 --------
                                       8% of monthly other revenues

Total                   $4,745,489                                                                        $5,695,824   $10,441,313
                        ==========                                                                        ==========   ===========

(1)    The Comfort Inn, Elizabethton, TN was sold by the Company on
       June 30, 1998.
(2)    Acquired September 2, 1998.
(3)    The Rodeway Inn, Wytheville, VA is under contract to be sold (See Item
       3. Legal Proceedings).
(4)    Acquired June 25, 1998.
(5)    Acquired August 18, 1998.
(6)    Acquired June 26, 1998.


ITEM 3.  LEGAL PROCEEDINGS

         On March 19, 1999 the Company filed an action in the Circuit Court of Wythe County, VA against Mr. Dhirubhai (Dick) Patel of Wytheville, VA and Ramesh Sanghani, Mahesh Patel, Ramnik Sanghani, Jerambhai Patel and Kirin Patel of Wilkesboro, NC (collectively, the "Defendants"). The action seeks $500,000 in damages from the Defendants as well as specific performance of a purchase contract related to the sale of the Company's hotel located in Wytheville, VA, which the Company and the Defendants entered into on December 30, 1998. The Company's complaint alleges that the Defendants refused to engage in settlement negotiations (as required under the contract) and breached their obligations under the contract to purchase the hotel. The claim also alleges that the Defendants' breach was committed purposefully, with malice, and constituted an improper, intentional and willful act intended to benefit the Defendants' competing businesses to the Company's detriment.

         With the exception of the litigation noted above, the Company is not presently involved in any material litigation, nor to it's knowledge, is any material litigation threatened against the Company or it's properties other than routine litigation arising in the ordinary course of business and which is expected to be covered by the Company's liability insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

(a)      Market Information

         Prior to October 30, 1996, the Common Stock was listed on The Nasdaq SmallCap Market ("Small Cap"). On October 30, 1996, the Common stock was approved for listing and began trading on The Nasdaq National Market ("NASDAQ")
under the symbol "HUMP".   The closing sales price for the shares on NASDAQ as
of March 15, 1999 was $8.50 per share. The table below sets forth the high and low bid range for each of the fiscal quarters during 1997 and 1998.


                                                                       Dividends
                           Low                   High                  Declared
                           ---                   ----                  --------
  1997
  ----
  First Quarter            8.00                   9.75                    .19
  Second Quarter           8.75                  10.75                    .19
  Third Quarter           10.50                 11.375                    .19
  Fourth Quarter          10.25                  12.00                  .2025

  1998
  ----
  First Quarter           10.75                  12.06                  .2025
  Second Quarter           9.75                  11.00                  .2175
  Third Quarter            8.75                  10.00                   .225
  Fourth Quarter           8.75                   9.56                   .225


(b)      Holders

         As of March 15, 1999, the approximate number of holders of record of the shares was 124 and the approximate number of beneficial owners was 1,502.

(c)      Dividends

         The Company paid quarterly dividends from the first quarter of the fiscal year ended December 31, 1995 through the end of the third quarter of 1997. During 1997, the Company began paying monthly dividends and intends to continue to pay regular monthly dividends to its shareholders.

         The Company announced a monthly dividend of $.075 per share for each shareholder of record as of February 4, 1999, February 26, 1999 and March 31, 1999, payable on February 26, 1999, March 31, 1999 and April 30, 1999, respectively.

         Of the dividends paid during the year ended December 31, 1998, 13.48% represented a return of capital based upon earnings per share determined for income tax purposes.

         The Company expects to maintain its current dividend rate for 1999, unless actual results of operations, economic conditions or other factors differ from the assumptions used in its estimates. The actual cash flow that the Company will realize will be affected by a number of factors, including the revenue received from Leases and unanticipated capital expenditures. No assurance can be given that the Company's estimate will prove accurate.

         Future dividends paid by the Company will be at the discretion of the Board of Directors of the Company. The dividends will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual dividend requirements under the REIT provisions of the Code and such other factors as the Directors of the Company deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth (i) audited historical revenues and expenses and financial data for the Company and the Lessee for the period from November 29, 1994 (date of IPO) through December 31, 1994, and for each of the years in the four year period ended December 31, 1998, (ii) audited selected historical balance sheet data for the Company as of December 31, 1994, 1995, 1996, 1997 and 1998, and (iii) selected combined historical operating and financial data for the Combined Selling Partnerships-Initial Hotels purchased in connection with the Company's IPO for the eleven month period ended November 29, 1994, and pro forma operating and financial data for the year ended December 31, 1994. The selected historical balance sheet data of the Company as of December 31, 1994, 1995, 1996, 1997 and 1998, the selected historical operating and financial data of the Company and the Lessee for the period from November 29, 1994 through December 31, 1994 and for each of the years in the four year period ended December 31, 1998, and the selected combined historical operating and financial data for the Initial Hotels for the period from January 1, 1994 through November 29, 1994 have been derived from the historical financial statements of the Company, the Lessee and the Initial Hotels audited by Reznick Fedder & Silverman, independent public accountants.

         The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this Annual Report.

                        HUMPHREY HOSPITALITY TRUST, INC.
                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)



                                                      Period from
                                                     November 29,
                                                   1994 (Inception)
                                                        through
                                                       December          December          December        December      December
                                                       31, 1994          31, 1995          31, 1996        31, 1997      31, 1998
                                                       --------          --------          --------        --------      --------
Operating data
    Percentage lease revenue (1)                      $   273               $ 3,750         $ 3,958          $ 7,326        $10,441
    Other revenue                                           -                    21              47              106             28
    Gain on sale of asset                                   -                     -               -                -            179
                                                      -------               -------         -------          -------        -------
      Total revenue                                       273                 3,771           4,005            7,432         10,648
                                                      -------               -------         -------          -------        -------

    Interest expense                                       97                 1,011             493            1,764          2,822
    Real estate and personal property
        taxes and property insurance                       18                   196             252              476            755
    Land lease                                              -                     -               -               52             74
    General and administrative                             15                   238             411              485            520
    Depreciation and amortization                          42                   680             736            1,633          2,747
    Impairment loss                                         -                     -               -                -            622
                                                      -------               -------         -------          -------        -------
      Total expenses                                      172                 2,125           1,892            4,410          7,540

    Income before allocation to minority interest         101                 1,646           2,113            3,022          3,108
    Minority interest                                      29                   396             435              465            454
                                                      -------               -------         -------          -------        -------
    Net income applicable to
        common shareholders                           $    72               $ 1,250         $ 1,678          $ 2,557        $ 2,654
                                                      =======               =======         =======          =======        =======

    Basic earnings per common share (2)               $   .05               $   .72         $   .70          $   .73        $   .62
                                                      =======               =======         =======          =======        =======

    Diluted earnings per common share (2)             $   .05               $   .70         $   .70          $   .73        $   .62
                                                      =======               =======         =======          =======        =======

    Dividends declared per common share               $   .04               $   .67         $   .76          $   .77        $   .87
                                                      =======               =======         =======          =======        =======


Balance Sheet Data
    Net investment in hotel properties                $18,183               $19,709         $21,405          $50,476        $72,805

    Minority interest in Partnership                      996               $ 2,589         $ 3,247          $ 3,370        $ 5,197

    Shareholders' equity                              $ 4,365               $10,290         $18,145          $17,852        $27,718

    Total assets                                      $19,375               $21,898         $30,221          $53,799        $78,844

    Total long-term debt                              $13,795               $ 8,383         $ 8,185          $31,755        $44,196

                        HUMPHREY HOSPITALITY TRUST, INC.
                      SELECTED FINANCIAL DATA - Continued
                     (In thousands, except per share data)


                                         Period from
                                         November 29,
                                         1994 (Inception)
                                          through              Year Ended           Year Ended        Year Ended        Year Ended
                                         December               December             December          December          December
                                         31, 1994               31, 1995             31, 1996          31, 1997          31, 1998
                                         --------               --------             --------          --------          --------
Other Data
    Funds from operations (3)                 $139                 $2,132               $2,723           $4,548            $6,234
    Weighted avg. shares outstanding
        Basic                            1,321,800              1,742,533            2,410,252        3,481,700         4,266,221
        Diluted                          1,849,666              2,310,424            3,033,602        4,116,236         5,020,801
    Net cash provided by
      operating activities                    $170                 $1,334               $2,751           $3,680            $5,137
    Net cash (used in)
      investing activities                $(4,840)                $ (619)             $(1,967)         $(29,406)         $(22,859)
    Net cash provided by (used in)
      financing activities                $  5,223              $ (1,100)               $6,148          $18,829           $18,060


                     HUMPHREY HOSPITALITY MANAGEMENT, INC.
                    SELECTED HISTORICAL REVENUE AND EXPENSES
                     (In thousands, except per share data)


                                       Period from
                                      November 29,
                                    1994 (Inception)
                                         through
                                        December             December           December         December         December
                                        31, 1994             31, 1995           31, 1996         31, 1997         31, 1998
                                        --------             --------          --------          --------         --------
Room revenue                               $459                $7,499           $7,942           $15,581            $21,913
Other revenue (4)                            38                   556              637               871              1,306
                                           ----                ------           ------           -------            -------
    Total revenue                           497                 8,055            8,579            16,452             23,219

Hotel operating expenses                    314                 4,167            4,590             8,716             12,686
Percentage lease payments (1)               273                 3,750            3,958             7,326             10,441
                                          -----                 -----            -----             -----             ------

Net (loss) income                         $(90)                  $138              $31              $410                $92
                                          ====                   ====              ===              ====                ===


                 COMBINED SELLING PARTNERSHIPS - INITIAL HOTELS
         SELECTED HISTORICAL AND PRO FORMA OPERATING AND FINANCIAL DATA
                     (In thousands, except operating data)

                                                                           -PRO
                                                  HISTORICAL              FORMA
                                                  ----------              -----
                                                  1994 (5)                1994 (5)
                                                  --------                --------
Financial Data
    Room revenue                                     $6,583               $7,042
    Other revenue                                       715                  752
                                                     ------                -----

    Total revenue                                     7,298                7,794

    Operating expenses                                4,513                4,827
                                                      -----                -----

    Operating income before interest,
         depreciation, and amortization               2,785                2,967

    Interest                                          1,062                1,159

    Depreciation and amortization                       690                  732
                                                      -----                -----

    Net income                                       $1,033               $1,076
                                                     ======               ======



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

  (3) Management considers Funds from Operations ("FFO") to be a market accepted measure of an equity REIT's cash flow, which management believes reflects on the value of real estate companies such as the Company, in connection with the evaluation of other measures of operating performances. All REIT's do not calculate FFO in the same manner, therefore, the Company's calculation of FFO may not be the same as the calculation of FFO for similar REITs. Beginning with the year ended December 31, 1997, the Company changed the way it computes FFO. The Company believes that its current method of computing FFO is more consistent with the guidelines established by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") for calculating FFO. FFO, as defined under the NAREIT standard, represents net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization of real property, and after adjustments for unconsolidated partnerships and joint ventures. For the periods presented, depreciation and amortization, minority interest, gain on sale of property, costs associated with the non-consummated offering during 1998 and impairment loss were the only non-cash adjustments. FFO should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or debt service with respect to the hotel properties.

  The following table computes FFO:

                                     Period from
                                     November 29, 1994
                                     through                                         Year Ended December 31,
                                     December 31,1994                 1995             1996            1997             1998
                                     ----------------                 ----             ----            ----             ----
  Net income applicable to
  holders of common shares                   $ 72                     $1,250          $1,678             $2,557           $2,654

  Add:
  Minority interests                           29                        396             435                465              454
  Gain on sale                                  -                          -               -                  -             (179)
  Non-consummated offering costs                -                          -               -                  -              139
  Impairment loss                               -                          -               -                  -              622
  Depreciation                                 38                        486             610              1,502            2,474
  Amortization of franchise costs               -                          -               -                 24               70
                                             ----                     ------          ------             ------           ------

  Funds From Operations                      $139                     $2,132          $2,723             $4,548           $6,234
                                             ====                     ======          ======             ======           ======

  FFO per share                              $  -                     $  .92          $  .90             $ 1.10           $ 1.24
                                             ====                     ======          ======             ======           ======

  (4) Represents marina revenue (for the Comfort Inn-Beacon Marina, Solomons, MD and the Best Western Suites Hotel in Key Largo, FL hotels only), telephone revenue, restaurant lease  revenue and other revenue.

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

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 1998 to the year ended December 31,
1997

The Company

            The Company's total revenues for the twelve-month period ended December 31, 1998 consisted substantially of Percentage Lease revenue recognized pursuant to the Percentage Leases. The Company's revenue was approximately $10,648,000, an increase of 43.3% compared to revenue of $7,432,000 for the year ended December 31, 1997. Net income for the period was approximately $2,654,000, an increase of 3.8% compared to 1997 net income of approximately $2,557,000. The increase in revenue is primarily attributable to the acquisition of seven hotels from June through September of 1998 and a full year of operation in 1998 of hotels acquired in 1997. Net income includes certain one-time revenue and expense items for 1998 -- including the gain realized upon the sale of the Company hotel located in Elizabethton, TN of approximately $179,000; the write-off of costs in connection with a proposed stock offering of approximately $139,000; and an impairment loss on the Company's hotel located in Wytheville, VA of approximately $622,000 due to a reduction in carrying value in connection with the expected sale of the hotel in 1999. Excluding these one-time losses and gains, the Company's net income would have been approximately $3,236,000, an increase of 26.6% over the same period of 1997. Interest expense increased by approximately 60% in 1998 over 1997 as a result of increased borrowings that were utilized to acquire hotels. Interest expense, property taxes and insurance and depreciation and amortization increased as a result of the acquisition of seven hotels during 1998 and the full year of expenses incurred as the result of operation in 1998 of hotels acquired in 1997.

The Lessee

            The Lessee's revenues increased by $6,767,000 for the year ended December 31, 1998, or 41.1%, to approximately $23,219,000, as compared to approximately $16,452,000 for the year ended 1997. The Lessee's net income for the year ended December 31, 1998 decreased approximately $318,000, to approximately $92,000 for the year ended December 31, 1998 from $410,000 for 1997. Operating expenses increased as a result of hiring several additional management personnel in anticipation of several hotel acquisitions. Occupancy for the Hotels was 68.3% for 1998, down from 68.8% for 1997. Occupancy was affected in the late third and fourth quarters of 1998 due to several hotels undergoing capital improvement projects that placed rooms out of order. Most capital improvement projects are expected to be completed in April 1999. Average daily rate at the hotels increased to $58.64 in 1998, or 2.7% compared to average daily rate of $57.08 for 19977. REVPAR increased to $40.05, or 1.9%, as compared to $39.31 for 1977. If all Hotels had been in operation since January 1, 1998 average daily rate would have been $58.40, REVPAR $40.44 and occupancy 69.3% for the year ending December 31, 1998.

Comparison of the year ended December 31, 1997 to the year ended December 31,
1996

The Company

            The Company's total revenues for the twelve month period ended December 31, 1997 consisted substantially of Percentage Lease revenue recognized pursuant to the Percentage Leases, as well as Fixed Lease revenue related to the Comfort Suites-Dover, DE Hotel. The Company's revenue was approximately $7,432,000, an increase of 85.6% compared to revenue of $4,005,000 for the year ended December 31, 1996. Net income for the period was approximately $2,557,000, an increase of 52.4% compared to 1996 net income of approximately $1,678,000. The increase in both revenue and net income is attributable to the acquisition of ten hotels and the development of the Comfort Suites-Dover, DE hotel. Interest expense increased as a result of increased borrowings under the Mercantile Credit Facility. These funds were utilized to acquire and develop the above noted hotels in 1997. General and administrative expenses increased as the result of fees incurred from auditing the financial performance of the hotels acquired and from the land leases associated with the purchase of the Comfort Inn-Gettysburg, PA and Best Western-Harlan, KY hotels.

The Lessee

            The Lessee's revenues increased by $7,874,000, or 91.8 %, to $16,452,000 for the year ended December 31, 1997, as compared to $8,579,000 of revenue for 1996. The Lessee's net income for the year ended December 31, 1997 increased approximately $379,000 to $410,000 compared to approximately $31,000 for the year ended December 31, 1996. Average occupancy for the hotels remained at 70% for the year ended December 31, 1997 (the same as average occupancy for the year ended December 31, 1996). The average daily rate at the hotels increased to $56.21 for the year ended December 31, 1997 or 12% compared to $50.27 for the same period in 1996. The increases in revenue and net income are the result of adding eleven new hotels to the portfolio in 1997. The increase in average daily rate resulted from the addition of the Comfort Suites-Dover, DE and the Best Western Suites-Key Largo, FL hotels during 1997. These hotels generated a greater average daily rate than the remainder of the hotels. REVPAR increased to $39.24 for the year ended December 31, 1997, an increase of $4.07, compared to $35.17 for the same period in 1996. The increase is primarily attributed to acquisitions in 1997 of hotels with higher room rates than existed for the hotels owned in 1996.

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

         The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters, with the exception of the Company's hotels located in Florida, which are busiest in the first and fourth quarters of the year. To the extent that cash flow from operating activities is insufficient to provide all of the estimated monthly distributions (particularly in the first quarter), the Company anticipates that it will be able to fund any such deficit from future working capital.

         The Company's FFO was approximately $6,234,000 for the year ended December 31, 1998, which is an increase of $1,686,000, or 37.1%, over FFO in the comparable period in 1997, which was approximately $4,548,000, or $1.24 and $1.10, respectively, per diluted common share. Most of the improvements in FFO can be attributed to the acquisition of seven hotels between June 1998 and September 1998. Management considers FFO to be a market accepted-measure of an equity REIT's cash flow, which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performance. Beginning with the year ended December 31, 1997, the Company changed the way it computes FFO. The Company believes that its current method of computing FFO is more consistent with the guidelines established by NAREIT for calculating FFO. FFO, as defined under the NAREIT standard, consists of net income computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization of real estate assets after adjustments for unconsolidated partnerships and joint ventures. For the period presented, the non-cash adjustments were depreciation and amortization, minority interest, impairment loss, gain from the sale of the Comfort Inn located in Elizabethton, TN and write off of failed offering costs.

         FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or debt service with respect to the hotels. FFO may not be comparable to other similarly titled measures of operating performance disclosed by other REITS.

         The computation of historical Funds From Operations is as follows (in thousands):

                                          Historical Twelve       Historical Twelve             Historical Twelve
                                         Month Period Ended     Month Period Ended         Month Period Ended
                                          December 31, 1996       December 31, 1997          December 31, 1998
                                          -----------------       -----------------          -----------------
Net income before minority interests              $  2,113                $  3,022                 $  3,108
Gain on sale                                             -                       -                    (179)
Offering costs                                           -                       -                      139
Impairment loss                                          -                       -                      622
Depreciation                                           610                   1,502                    2,474
Amortization of franchise costs                          -                      24                       70
                                                  --------                --------                 --------
Funds From Operations                             $  2,723                $  4,548                 $  6,234
                                                  ========                ========                 ========

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

DEBT

         At December 31, 1998, the Company's outstanding debt was equal to approximately $44.2 million and is secured by the Hotels as follows:

               Approximately $24 million from the Mercantile Credit Facility which is secured by and cross-collateralized by thirteen hotels. The interest rate on the credit facility is variable at 25 basis points above the prime rate, at a current rate of 8% per annum. The Mercantile Credit Facility matures in April 1999. The Company is currently negotiating the renewal of the Mercantile Credit Facility for an additional three year term.

               Approximately $11.2 million from the BankBoston Credit Facility, which is secured and cross-collateralized by nine hotels. The interest rate on the BankBoston Credit Facility is LIBOR plus between 165 and 215 basis points. The Company entered into a interest swap agreement that fixed the interest rate on the curent balance of approximately $11.2 at a ceiling of 7.79%.
               The current rate at December 31 was 7.67%. The BankBoston Credit Facility matures on September 1, 2001.

               Approximately $3.8 million, secured by first deeds of trust on the hotels in Wytheville, VA and Morgantown, WV. Interest accrues at the rate necessary to remarket bonds at a price equal to 100% of the outstanding principal balance. The rate is adjusted weekly and is not to exceed 15% for the Wytheville, VA Hotel and 11.3636% for the Morgantown, WV hotel. At December 31, 1998, the interest rates were 4.05% and 4.15% respectively. In addition, letter of credit fees and financing fees increase the effective rate on the bonds. The letters of credit expire in November 1999 for the Wytheville, VA hotel and in April 2000 for the Morgantown, WV hotel.

               On February 26, 1999, the Company satisfied the bonds secured by the Comfort Inn - Morgantown, WV hotel. This hotel was placed as additional collateral on the Mercantile Credit Facility.

               Approximately $2.9 million, secured by a first deed on the Hampton Inn located in Brandon, FL. The outstanding balance bears interest at a rate of 8% which will remain fixed for five years per annum. The debt matures on August 5, 2018.

               Approximately $2.3 million, secured by a first deed of trust on the Comfort Inn-Dublin, VA hotel. The outstanding balance bears interest at a fixed annual rate of 7.75% per annum with additional underwriters' fees increasing the rate to 8%. The debt matures in November 2005.

         The approximate aggregate annual principal payments and payments to bond sinking funds for the three years following December 31, 1998 are as follows:

            1999                                   $25,726,000
            2000                                      $294,000
            2001                                   $11,518,000

INFLATION

         Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the Lessee's ability to raise room rates in the face of inflation, which may limit the Lessee's ability to pay Rent to the Company. Industry-wide ADR generally has failed to keep pace with inflation since 1987.

SEASONALITY OF HOTEL BUSINESS AND THE HOTELS

         The hotel industry is seasonal in nature. Generally, hotel revenues for hotels operating in the geographic areas in which the hotels operate are greater in the second and third quarters than in the first and fourth quarters, with the exception of the Company hotels located in Florida, which are busiest in the first and fourth quarters of the year. The hotel's operations historically reflect this trend. Although the hotel business is seasonal in nature, the Company believes that it generally will be able to make its expected distributions by using undistributed cash from the second and third quarters to fund any shortfall in cash flow from operating activities from the hotels in the first and fourth quarters.

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

         Because of the interdependence of information systems today, Year 2000 compliant companies may be affected by the Year 2000 readiness of their material suppliers, customers and other third parties. Although management has not yet determined the risk associated with the failure of any such party to become Year 2000 compliant, such failure could have a material adverse effect on the Company's results of operation and financial condition. To date, no such parties have informed the Company that they do not expect to be Year 2000 compliant in a timeframe that would expose the Company to material business risks.

OTHER INFORMATION

            Effective May 22, 1997 the Company's Board of Directors adopted a resolution increasing the Company's limit on consolidated indebtedness from 50% to 55% of the aggregate purchase price of the Hotels in which it has invested. The aggregate purchase price paid by the Company for the Hotels as of December 31, 1998 was approximately $81.8 million. As of December 31, 1998, the Company's total outstanding indebtness represented approximately 54.0% of the aggregate purchase price of the hotels.

            During 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure". Basic and diluted earnings per share have been calculated in accordance with SFAS No. 128 for 1996, 1997 and 1998. SFAS No. 129 requires the disclosure, in summary form within the financial statements of the pertinent rights and privileges of the various securities outstanding.

            In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Company does not have any items of other comprehensive income, does not have other segments of its business on which to report, and does not have any pension or other postretirement benefits.

            In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company has not yet adopted the provisions of SFAS No. 133, which was issued with adoption required by the Company in 1999. The Company expects to adopt the standard in 1999, and, based on its current evaluation, anticipates no material impact.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS & SENSITIVITY ANALYSIS

            The Company is exposed to various market risks, including fluctuations in interest rates. To manage these natural business exposures, the Company has entered into derivative transactions. The Company does not hold or issue derivative instruments for trading purposes. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. The following analyses presents the sensitivity of the market value, earnings and cash flows of the Company's financial instruments to hypothetical changes in the interest rates as if these changes occurred at December 31, 1998. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects that could impact the Company's business as a result of these changes in interest rates.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

            At December 31, 1998, the Company has debt totaling approximately $44,196,000, including fixed rate debt totaling approximately $2,979,000 and variable rate debt totaling approximately $41,217,000. Included in the variable rate debt is approximately $11,197,000 of debt subject to an interest rate swap agreement which effectively changes the characteristics of the interest rate without actually changing the debt instrument. At December 31, 1998, the Company's interest rate swap agreement converts outstanding variable rate debt totaling approximately $11,197,000 to fixed rate debt for a period of time. At December 31, 1998, after adjusting for the effect of the interest rate swap agreement, the Company has fixed rate debt of approximately $14,176,000 and variable rate debt of $30,020,000. Holding other variables constant, a one percentage point increase in interest rates would decrease the fair value of the fixed rate debt by approximately $187,000. However , for variable rate debt, interest rate changes do not affect the fair value of the debt but do impact future earnings and cash flows. The earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $265,000, holding other variables constant.


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

         James I. Humphrey, Jr., Member of the Acquisition Committee, Chairman of the Board, and President. Mr. Humphrey, age 57, is President and sole shareholder of Humphrey Associates, Inc., and has held that position since 1978. Humphrey Associates, Inc. is a full-service real estate corporation.
Mr. Humphrey also served as President of Humphrey Hotels, Inc. from 1989 to 1994. He currently serves on the Credit Assurance Review Committee of the Maryland Housing Fund and has served on the Governor's Housing Task Force in Maryland, the Maryland Housing Policy Commission and the Maryland International Division Private Sector Advisory Council. Mr. Humphrey is a graduate of the University of Maryland and obtained an M.B.A. degree from Loyola College. Mr. Humphrey has served continuously as Director and Chairman of the Company since November 1994.

         Margaret Allen, Director and member of the Audit and Acquisition Committees. Ms. Allen, age 54, is Chief Executive Officer and 50% owner of AGM Financial Services, Inc. ("AGM"), which she co-founded in 1990. AGM is a mortgagee licensed by the Federal Housing Authority (the "FHA"), a division of the United States Department of Housing and Urban Development. As a licensed mortgagee, AGM represents borrowers who wish to obtain mortgage insurance from the FHA for multifamily housing, assisted living facilities and nursing homes. Prior to 1990, Ms. Allen was a Regional Vice President for ABG Financial Services, Inc., a FHA licensed mortgagee. Ms. Allen currently serves on the Credit Assurance Review Committee of the Maryland Department of Housing and Community Development, the Board of Directors of the Baltimore City Chapter of the Home Builders Association of Maryland and the Insured Projects Committee of the Mortgage Bankers Association. She has served on the Maryland Housing Policy Commission and chaired that commission from 1991-1992. Ms. Allen is a graduate of the University of California, Berkeley. Ms. Allen has served continuously as a Director of the Company since November 1994.

         Jeffrey M. Zwerdling, Esq., Director and member of the Audit and Acquisition Committees. Mr. Zwerdling, age 54, is Managing Partner at the law firm of Zwerdling and Oppleman located in Richmond, Virginia. Mr. Zwerdling specializes in commercial real estate law and general litigation. He is presently President and Director of The Corporate Center, the owner of a 225,000 square foot office park complex located in Richmond, Virginia. Mr. Zwerdling is a graduate of Virginia Commonwealth University and obtained his J.D. degree from William & Mary Law School. Mr. Zwerdling has served as a Director of the Company since November 1996.

         George R. Whittemore, Director and Secretary. Mr. Whittemore, age 49, is President of Mills Value Advisor, Inc., a registered investment advisor and is Senior Vice President of Anderson & Strudwick Incorporated ("A&S"), which has served as underwriter for the Company's four public stock offerings. Mr. Whittemore is also a consultant of Mills Management II, Inc., which is the manager and a member of a privately-held limited liability company that was formed to, among other things, acquire hotels that are substantially similar to the Company's hotels. He served as a director and the President and Managing Officer of Pioneer Federal Savings Bank and its parent Pioneer Financial Corporation from September 1982 until these institutions were acquired by a merger with Signet Banking Corporation in August 1994. Mr. Whittemore joined Pioneer Federal Savings Bank in 1975 as Treasurer and was made Executive Vice President in March 1982. He is a graduate of the University of Richmond. Mr. Whittemore has served as a Director of the Company since November 1994. He was appointed Secretary in March 1998.

         Dr. Leah T. Robinson, Director. Dr. Robinson, age 67, is a clinical psychologist in a part-time private practice. She was a member of the faculty of Virginia Commonwealth University until 1973 when she joined Psychiatric Associates of Tidewater, remaining with this group until it dissolved in 1989. Dr. Robinson has served continuously as a Director of the Company since November 1994.

         Andrew A. Mayer, M.D., Director and member of the Audit Committee.
Dr. Mayer, age 64, is presently retired. He was a partner of Medical Center Radiologists from 1965 to 1992 and served as a Director and Treasurer until 1991. Dr. Mayer was also Chief of Radiology at Leigh Memorial Hospital, Norfolk, Virginia. Dr. Mayer served as a Director of Mills Value Fund, a mutual fund, from July 1988 to December 1991, and has served as managing partner for partnerships formed to develop and own residential and commercial property. Dr. Mayer has served continuously as a Director of the Company since March 1995.

Director Meetings

         The business of the Company is under the general management of its Board of Directors as provided by the Company's Bylaws and the laws of Commonwealth of Virginia, the Company's state of incorporation. The Company's Bylaws provide that a majority of members of the Board of Directors must be independent directors. There are presently six directors, including four independent directors. The Board of Directors held five meetings in 1998.

         The Company has an Acquisition Committee and an Audit Committee of its Board of Directors. The Company may, from time to time, form other committees as circumstances warrant. Such committees have authority and responsibility as delegated by the Board of Directors.

Audit Committee

         The Audit Committee consists of three Independent Directors,
Ms. Allen, and Mr. Zwerdling and Dr. Mayer. The Audit Committee will make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plans and results of the audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of the Company's internal accounting controls. The Audit Committee, with advice from the Company's attorneys and independent public accountants, will establish procedures to monitor compliance with the REIT provisions of the Code and the Securities Exchange Act of 1934, as amended, and such other laws and regulations applicable to the Company. The Audit Committee met once in 1998.

Acquisition Committee

         The Board of Directors has established an Acquisition Committee, which currently consists of Ms. Allen and Messrs. Zwerdling and Humphrey. The Acquisition Committee will review potential hotel acquisitions, visit the sites of proposed hotel acquisitions, review the terms of proposed Percentage Leases for proposed hotel acquisitions and make recommendations to the Board of Directors with respect to proposed acquisitions. The Acquisition Committee met five times in 1998.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         The Company's directors, executive officers and owners of more than 10% of the Common Stock are required under the Securities and Exchange Act of 1934 to file reports of ownership with the SEC. Copies of these reports must also be furnished to the Company.

         Based solely on review of the copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required, the Company believes that during 1998, all filing requirements applicable to its officers, directors and 10% shareholders were met.


ITEM 11.  EXECUTIVE COMPENSATION

         The Company does not pay its executives any salary above or beyond the compensation that they receive as directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables sets forth, as of March 15, 1999 (unless otherwise indicated), certain information regarding the beneficial ownership of shares of Common Stock by (i) each person known to the Company to be the beneficial owner of more than five percent (5%) of its capital stock (ii) each director of the Company, (iii) each executive officer of the Company, and (iv)
all directors   and executive officers of the Company as a group.  Unless
otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The number of shares represents the number of shares of Common Stock the person holds plus the number of shares of Common Stock into which Units that are held may be redeemed in certain circumstances.

Security ownership of beneficial owners of more than five percent (5%) of capital stock:

                                                Amount and Nature
Name & Address of Beneficial                     of Beneficial                   Percent of
       Owner                                        Ownership                     Class (1)
       -----                                        ---------                     ---------
Mr. James I. Humphrey, Jr.                           708,798   (1)                 12.88%
12301 Old Columbia Pike, Suite 300
Silver Spring, MD  20904

Mr. James T. Martin                                  289,146   (2)                   6.2%
Odyssey Capital Req.
6 Front Street
Hamilton, HM11 BERMUDA

Alliance Capital Management, Inc.                    395,200   (3)                   8.5%
1345 Avenue of the Americas
New York, NY  10105

Salomon Smith Barney Holdings, Inc.                  270,300   (4)                   5.8%
388 Greenwich Street
New York, NY  10013

(1) Assumes that all Units held by James I. Humphrey and his Affiliates are redeemed for shares of Common Stock.

(2) Based on information contained in Schedule 13D/A, dated March 9, 1999, and pending filing with the SEC.

(3) Based upon information contained in Schedule 13G/A, dated February 10, 1999, and filed with the SEC on February 16, 1998.

(4) Based upon information contained in Schedule 13G/A, dated January 14, 1999 and filed with the SEC on January 22, 1999.

Security Ownership by Management:

                                                     Amount and Nature
Name of Beneficial                                       of Beneficial                Percent of
       Owner                                              Ownership                       Class
       -----                                              ---------                       -----
James I. Humphrey, Jr.                                         708,798    (1)              12.88%

Margaret Allen                                                    7,276   (3)                   *    (2)

Jeffrey M. Zwerdling                                             94,934   (4)               2.00%

George R. Whittemore                                             93,302   (5)               2.00%

Dr. Leah T. Robinson                                             86,815                     1.90%

Andrew A. Mayer, M.D.                                            77,552                     1.70%
                                                                 ------                   ------

All directors and executive officers as a group
(6 persons)                                                   1,068,677                    20.48%
---------------

(1) Represents 703,179 shares issuable to Mr. Humphrey directly upon redemption of his Units, 5,279 shares issuable to Humphrey Associates, Inc. upon redemption of its Units and 340 shares issuable to Humphrey Development, Inc. upon redemption of its Units. Mr. Humphrey is the sole shareholder of Humphrey Associates, Inc. and the majority shareholder of Humphrey Development, Inc. The redemption rights are exercisable at any time subject to certain conditions.

(2)      Represents less than one percent of the outstanding shares of Common
         Stock.

(3) Mrs. Allen has dispositive power over the 7,276 shares of Common Stock held by members of her family.

(4) Includes 57,317 shares of Common stock owned by Mr. Zwerdling and 37,617 shares of Common Stock over which Mr. Zwerdling has dispositive power.

(5) Includes 90,826 shares of Common Stock owned by Mr. Whittemore and 2,476 shares owned by Mr. Whittemore's wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The Company and the Partnership have entered into a number of transactions with Mr. Humphrey and the Humphrey Affiliates in connection with the organization of the Company and the acquisition of the hotels. Mr. Humphrey, Chairman of the Board of Directors and the President of the Company, is the sole shareholder of the Lessee.

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

            The Partnership acquired the Best Western Suites-Key Largo, FL hotel pursuant to a purchase agreement that was assigned to the Partnership by Humphrey Key Largo. Pursuant to the assignment of the purchase agreement, Humphrey Key Largo received 34,023 Units.

            The Humphrey Affiliates own 708,798 Units with a value of approximately $6.00 million based on the last bid price on March 15, 1999. Upon exercise of the redemption rights, which are currently all exercisable, all of such Units are redeemable on a one-for-one basis for shares of Stock or for an equivalent cash value at the sole election of the Company or if the issuance of shares of Common Stock would result in any person owning more than 9.9% of the outstanding shares of stock.

Guarantees by Mr. Humphrey

            At December 31, 1998, Mr. Humphrey guaranteed, jointly and severally with the Company, the payment of interest and principal on approximately $5.8 million of the Company's outstanding long-term debt. The debt is secured by 15 of the hotels.

Leases

            During 1998, the Partnership and the Lessee were parties to Percentage Leases with respect to each hotel owned by the Partnership. Each Lease has a non-cancelable term of ten years, which may be renewed for an additional term of five years at the Lessee's option, subject to earlier termination upon the occurrence of defaults thereunder and certain other events described therein. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay Base Rent and Percentage Rent on the revenue of the hotels and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of Rent, operating and other expenses. Payments of Rent under the Leases constituted all of the Partnership's and the Company's revenue. For the period January 1, 1998 through December 31, 1998, the Lessee paid an aggregate of $10,441,313 in rent under the Leases.

Franchise Agreements

          The Lessee, which is owned by Mr. Humphrey, holds all of the franchise licenses for each of the Hotels currently owned by the Partnership and is expected to hold all of the franchise licenses for any subsequently acquired hotel properties. During 1998, the Lessee paid franchise fees in the aggregate amount of approximately $1,232,000.


Non-Competition Agreement and Option Agreement

         Pursuant to a Non-Competition Agreement among Mr. Humphrey, Humphrey Associates, Inc., and the Company, while Mr. Humphrey is an officer or director of the Company or has any ownership interest in the Company, and for five years thereafter, neither Mr. Humphrey nor any affiliate of Mr. Humphrey, will acquire, develop, own, operate, manage or have any interest in any hotel that is within 20 miles of a hotel in which the Company or the Partnership has invested. . The 20 mile prohibition may be waived by the Company's Independent Directors if they determine that such development, ownership, management, or operation will not have a material adverse affect on the operations of one or more of the hotels in which the Company has invested. In addition, Mr. Humphrey has agreed that neither he nor any of his affiliates will receive any brokerage commissions or other fees with respect to hotels purchased by the Company.

         Pursuant to an Option Agreement among Mr. Humphrey, Humphrey Associates, Inc. and the Company, the Company will have an option to acquire any hotels acquired or developed by Mr. Humphrey or any Humphrey Affiliates.
At any time during 12 months after a hotel is acquired by, or after the opening of a hotel developed by Mr. Humphrey or any of the Humphrey Affiliates, the Company may purchase the applicable hotel under the option for a price equal to the fair market value of the hotel, as determined by independent third-party appraisal, but in no event less than the sum of the following: (i) acquisition or development costs paid to unaffiliated third parties, (ii) capitalized interest expense, (iii) the amount of equity investment in the hotel, including the cash investment or advances of Mr. Humphrey and the Humphrey Affiliates, if any (to the extent not covered in clauses (i) and (ii)), and (iv) a cumulative, non-compounded return on the equity investment not to exceed the prime rate, as reported by The Wall Street Journal, Eastern Edition, plus five percent (less any net cash flow received by Mr. Humphrey or any Humphrey Affiliates with respect to such equity investment). The Company currently anticipates that any such acquired or developed hotel will have achieved stabilized operating revenue before the Company would consider purchasing such hotel from Mr. Humphrey or any Humphrey Affiliates. All transactions to acquire additional properties and any and all transactions between the Company, the Partnership or the Subsidiary Partnership and Mr. Humphrey or the Humphrey Affiliates must be approved by a majority of the Company's directors, including a majority of its independent directors. In addition, the Option Agreement provides that in the event the Company acquires a hotel from Mr. Humphrey or any of the Humphrey Affiliates in connection with the Company's issuance of additional securities, Mr. Humphrey or any Humphrey Affiliates may receive consideration for such property in additional Units provided that his and the Humphrey Affiliates' interests in the Partnership shall not exceed 28.54% of the total limited partnership interest in the Partnership.

            On June 1, 1998, the Company issued 70,936 Units of limited partnership interest in the Partnership, valued at $720,000 based on an average price of $10.15 per share, to Humphrey Development, Inc. ("HDI") in exchange for the option to repurchase the Dover, DE Hotel, which was granted to HDI as compensation for development services rendered pursuant to the restated and amended Development Services Agreement. On June 1, 1998, the Company issued 17,734 Units of limited partnership interest in the Partnership, valued at $180,000 based on an average price of $10.15 per share, to Humphrey Hospitality Management, Inc. the "Lessee" as an incentive to enter into a Percentage Lease with the Partnership for the Dover, DE Hotel. These units were re-assigned by the Lessee to Randy P. Smith, President of the Lessee.

Other

         Charles A. Mills, III, who, until his resignation on March 17, 1998, was the Vice President, Treasurer, and a director, is Senior Vice President and Chairman of Anderson & Strudwick Incorporated ("A & S"). George E. Whittemore, who is a director of the Company, is Senior Vice President of A & S. A & S was the underwriter of the Company's previous four underwritings and received approximately $1,755,000 in investment banking fees in connection with the four underwritings. A & S also served as underwriter for $2,460,000 in principal amount fixed rate first mortgage `refunding revenue bonds, series 1995 issued by the Industrial Development Authority of Pulaski County, which are serviced by the Comfort Inn - Dublin; VA, and receives an ongoing fee equal to 0.25% of the outstanding principal of those bonds.

         Effective March 17, 1998, Charles A. Mills, III, resigned from his positions as Vice President, Treasurer and Director of the Company to devote more attention to his other business interests. Mr. Mills is the Senior Vice President, Chairman and largest shareholder of A & S and had served on the Company's Board of Directors since its IPO on November 29, 1994. The Company entered into a Capital Consulting Agreement with Mr. Mills, who provided the Company with advice as to future equity offerings and access to capital markets generally. Under the terms of the Capital Consulting Agreement, which has expired, the Company would have paid Mr. Mills .25% of the net proceeds from public equity offerings over the term of the agreement.

         The Company has an agreement with the Lessee to provide accounting and securities reporting services for the Company. The Services Agreement provides that the Lessee shall perform such services for an annual fee equal to $30,000 per year for as long as the Company's portfolio includes the Initial hotels and the Dover, Delaware hotel. The fee will increase $10,000 per year (prorated from the time of acquisition) for each additional hotel added to the Company's portfolio not to exceed $100,000 in any year. During 1998, the Company paid $99,996 pursuant to the Services Agreement.

Forward-Looking Statements

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements relate to future events, the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors are detailed from time to time in documents filed by the Company with the SEC.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(a)         Financial Statements

            Humphrey Hospitality Trust, Inc.
                        Independent Auditors' Report                                                                            F-1
                        Consolidated Balance Sheets as of December 31, 1997 and 1998                                            F-2
                        Consolidated Statements of Income for the Years Ended December 31, 1996, 1997 and 1998                  F-3
                        Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1997 and 1998    F-4
                        Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998              F-5
                        Notes to Consolidated Financial Statements                                                              F-6
                        Schedule III - Real Estate and Accumulated Depreciation                                                F-25
                        Notes to Schedule III - Real Estate and Accumulated Depreciation                                       F-28

            Humphrey Hospitality Management, Inc.

                        Independent Auditors' Report                                                                           F-29
                        Balance Sheets as of December 31, 1997 and 1998                                                        F-30
                        Statements of Income for the Years Ended December 31, 1996, 1997 and 1998                              F-31
                        Statements of Shareholder's Equity for the Years Ended December 31, 1996, 1997 and 1998                F-32
                        Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998                          F-33
                        Notes to Financial Statements                                                                          F-34


All other schedules have been omitted since the required information is not applicable, or because the information required is included in the financial statements, including the notes thereto

(b)         Reports on Form 8-K

            None

(c)         Exhibits

            3.1         Amended & Restated Articles of Incorporation

            3.2 Bylaws (incorporated by reference to Exhibit 3.1 to the Registration statement on Form S-11 (Registration No. 33-83658)).

            10.1 Declaration of Trust of Humphrey Hospitality REIT Trust (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-11 (Registration No. 333-48583 filed March 25, 1998)).

            10.2 Bylaws of Humphrey Hospitality REIT Trust Incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-11 (Registration No. 333-48583 filed March 25, 1998)).

            10.3 Agreement of Purchase and Sale dated March 26, 1997 between 344 Associates Limited Partnership and Humphrey Hospitality Limited Partnership for the Comfort Inn-Gettysburg, Pennsylvania (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11 (Registration No. 333-48583 filed March 25, 1998)).

            10.4 Agreement of Purchase and Sale dated March 26, 1997 between 144 Associates Limited Partnership and Humphrey Hospitality Limited Partnership for the Holiday Inn Express-Gettysburg, Pennsylvania (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-11 (Registration No. 333-48583 filed March 25,
                        1998)).

            10.5 Agreement of Purchase and Sale dated March 26, 1997 between 544 Associates Limited Partnership and Humphrey Hospitality Limited Partnership for the Comfort Inn-Chambersburg, Pennsylvania (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11 (Registration No. 333-48583 filed March 25,
                        1998)).

            10.6 Agreement of Purchase and Sale dated March 26, 1997 between 644 Associates Limited Partnership and Humphrey Hospitality Limited Partnership for the Holiday Inn Express-Allentown Pennsylvania (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-11 (Registration No. 333-48583 filed March 25,
                        1998)).

            10.7 Agreement of Purchase and Sale dated May 31, 1998 between Allen Investments, Inc. and Humphrey Hospitality Limited Partnership for the Best Western - Ellenton, FL, the Shoney's Inn, Ellenton, FL and the Hampton Inn, Brandon, FL. (incorporated by reference to Exhibit 2.1 to Form 8-K/A filed August 6, 1998.)

            10.8 Revolving Credit and Guaranty Agreement among Humphrey Hospitality Trust, Inc., Humphrey Hospitality Limited Partnership, Humphrey Hospitality REIT Trust and Solomons Beacon Limited Partnership and BankBoston, N.A and the other banks that may become parties to this agreement dated August 18, 1998.

            10.9 First Amendment to BankBoston Revolving Credit and Guaranty Agreement dated November 30, 1998.

            21.1        Subsidiaries

            27.1        Financial Data Schedule.

                         INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Humphrey Hospitality Trust, Inc.

      We have audited the accompanying consolidated balance sheets of Humphrey Hospitality Trust, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998 , and the financial statement schedule as of December 31, 1998. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Humphrey Hospitality Trust, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. The financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                                      REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
January 25, 1999, except for Note 10 as to which dates are February 8, 1999 and February 26, 1999

                       Humphrey Hospitality Trust, Inc.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                          December 31, 1997 and 1998

                                                          1997         1998
                                                        ---------    ---------

                                   ASSETS

Investment in hotel properties, net of accumulated
depreciation of $2,636 and $4,956                       $  50,476    $  72,805
Cash and cash equivalents                                     204          542
Accounts receivable from lessee                             1,857        3,024
Reserve for replacements                                      149           98
Deferred expenses, net of accumulated amortization
     of $207 and $471                                         904        1,778
Other assets                                                  209          597
                                                        ---------    ---------

     Total assets                                       $  53,799    $  78,844
                                                        =========    =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Mortgages and bonds payable                          $  31,721    $  44,196
   Obligations under capital leases                            34            -
   Dividends payable                                          559          412
   Accounts payable and accrued expenses                      263          915
   Due to affiliates                                            -          406
                                                        ---------    ---------

     Total liabilities                                     32,577       45,929
                                                        ---------    ---------

MINORITY INTEREST                                           3,370        5,197
                                                        ---------    ---------

COMMITMENTS AND CONTINGENCIES                                   -            -

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, 10,000,000 shares
authorized; no shares issued and outstanding                    -            -
   Common stock, $.01 par value, 25,000,000 shares
authorized; 3,481,700 and 4,631,700 shares issued and
outstanding                                                    35           46
   Additional paid-in capital                              18,042       29,039
   Distributions in excess of net earnings                   (225)      (1,367)
                                                        ---------    ---------

                                                           17,852       27,718
                                                        ---------    ---------

     Total liabilities and shareholders' equity         $  53,799    $  78,844
                                                        =========    =========



                See notes to consolidated financial statements

                       Humphrey Hospitality Trust, Inc.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                 Years ended December 31, 1996, 1997 and 1998





                                               1996        1997        1998
                                             ---------  ----------   ---------

Revenue
   Percentage lease revenue                  $   3,958  $    7,326   $  10,441
   Other revenue                                    47         106          28
   Gain on sale of asset                             -           -         179
                                             ---------  ----------   ---------

     Total revenue                               4,005       7,432      10,648
                                             ---------  ----------   ---------

Expenses
   Interest                                        493       1,764       2,822
   Real estate and personal property taxes
   and property insurance                          252         476         755
   Land lease                                        -          52          74
   General and administrative                      411         485         520
   Depreciation and amortization                   736       1,633       2,747
   Impairment loss                                   -           -         622
                                             ---------  ----------   ---------

     Total expenses                              1,892       4,410       7,540
                                             ---------  ----------   ---------

     Income before allocation to minority
       interest                                  2,113       3,022       3,108

Income allocated to minority interest              435         465         454
                                             ---------  ----------   ---------

     NET INCOME                              $   1,678  $    2,557   $   2,654
                                             =========  ==========   =========

Basic earnings per common share              $     .70  $      .73   $     .62
                                             =========  ==========   =========

Diluted earnings per common share            $     .70  $      .73   $     .62
                                             =========  ==========   =========




                See notes to consolidated financial statements

                                Humphrey Hospitality Trust, Inc.

                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (In thousands, except shares)

                          Years ended December 31, 1996, 1997 and 1998




                                           Common stock       Additional Distribution
                                         -----------------    paid-in    in excess of
                                          Shares   Dollars    capital    net earnings     Total
                                         --------- -------   ---------   ------------   ---------
    Balance at December 31, 1995         2,331,700 $    23   $  10,265    $      2     $  10,290

    Issuance of shares, net of
    offering expenses                    1,150,000      12       8,633           -         8,645

    Minority interest in the proceeds
      from common stock offering               -         -        (696)          -          (696)

    Dividends declared ($.76 per share)        -         -           -      (1,772)       (1,772)

    Net income                                 -         -           -       1,678         1,678
                                         --------- --------  ----------  ---------     ----------

    Balance at December 31, 1996         3,481,700      35      18,202         (92)       18,145

    Offering expenses                          -         -          (7)          -            (7)

    Minority interest issued in
      connection with the acquisition
      of the Best Western Key Largo            -         -        (153)          -          (153)

    Dividends declared ($.77 per share)        -         -           -      (2,690)       (2,690)

    Net income                                 -         -           -       2,557         2,557
                                         --------- --------  ----------  ----------     ---------

    Balance at December 31, 1997         3,481,700      35      18,042        (225)       17,852

    Issuance of shares, net of
      offering expenses                  1,150,000      11      10,934           -        10,945

    Adjustments to minority interest
      from issuance of common stock
      and part-nership units                   -         -          63           -            63

    Dividends declared ($.87 per share)        -         -           -      (3,796)       (3,796)

    Net income                                 -         -           -       2,654         2,654
                                         --------- --------  ----------  ---------     ----------

    Balance at  December 31, 1998        4,631,700 $    46   $  29,039   $  (1,367)    $  27,718
                                         ========= =======   =========   ==========    =========



                See notes to consolidated financial statements

                                Humphrey Hospitality Trust, Inc.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)

                          Years ended December 31, 1996, 1997 and 1998

                                                              1996        1997        1998
                                                           ----------  ----------  ----------

    Cash flows from operating activities
       Net income                                          $    1,678  $    2,557  $    2,654
       Adjustments to reconcile net income to net cash
       provided by operating activities
             Depreciation and amortization                        736       1,633       2,747
             Income allocated to minority interests               435         465         454
             Gain on sale of asset                                 -           -         (179)
             Impairment loss                                       -           -          622
             Changes in assets and liabilities
              Increase in accounts receivable                     (42)       (790)     (1,167)
              Deferred franchise and software fees paid            -         (363)       (258)
              Increase in other assets                            (64)         (2)       (388)
              Increase in accounts payable and accrued
               expenses                                             8         180         652
                                                            ----------  ----------  ----------

                   Net cash provided by operating
                    activities                                  2,751       3,680       5,137
                                                            ----------  ----------  ----------

    Cash flows from investing activities
       Investment in hotel properties                          (2,306)    (29,325)    (24,366)
       Proceeds from sale of hotel property                        -           -        1,456
       Deposits to reserve for replacements                        -         (776)     (1,027)
       Withdrawals from reserve for replacements                  339         695       1,078
                                                            ----------  ----------  ----------

                   Net cash used in investing
                    activities                                 (1,967)    (29,406)    (22,859)
                                                            ----------  ----------  ----------

    Cash flows from financing activities
          Proceeds from sale of stock, net of issuance
            costs                                               8,645          (7)     10,945
          Proceeds from mortgages payable                          -           -        3,000
          Principal payments on mortgages payable              (3,175)     (1,400)       (215)
          Proceeds from line of credit                          2,999      23,750      26,012
          Repayment of line of credit                              -           -      (16,322)
          Financing costs paid                                    (53)       (299)       (719)
          Dividends paid                                       (2,246)     (3,187)     (4,607)
          Principal payments on capital leases                    (22)        (28)        (34)
                                                            ----------  ----------  ----------

                  Net cash provided by financing
                   activities                                   6,148      18,829      18,060
                                                            ----------  ----------  ----------

                  INCREASE (DECREASE) IN CASH AND CASH
                      EQUIVALENTS                               6,932     (6,897)         338

    Cash and cash equivalents, beginning                          169       7,101         204
                                                           ----------  ----------  ----------

    Cash and cash equivalents, ending                      $    7,101  $      204  $      542
                                                           ==========  ==========  ==========


                                  (continued)

                                Humphrey Hospitality Trust, Inc.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                         (in thousands)

                          Years ended December 31, 1996, 1997 and 1998


                                                              1996       1997       1998
                                                           ----------  ---------   --------
    Supplemental disclosures of cash flow information
       Cash paid during the period for interest            $      495  $   1,582   $  2,762
                                                           ==========  =========   ========


    Supplemental disclosures of non-cash investing and financing activities
       During 1997, Humphrey Hospitality Limited Partnership (the Partnership) issued units of limited partnership interest to Humphrey-Key Largo Associates, L.P., which are redeemable for an aggregate of 34,023 common shares, with a value of approximately $370 based on an average price of $10.875 per share in connection with the acquisition of the Best Western Suites Hotel in Key Largo, Florida. The recording of the increase in minority interest resulted in a $153 reduction in additional paid in capital.

       During 1997, the Company acquired the Culpeper Comfort Inn Hotel for $1,900 of which $1,220 represented debt assumed.

       During 1997, the Company acquired equipment subject to capital leases with a total cost of $28.

       On June 1, 1998, the Company issued 70,936 units of limited partnership interest to Humphrey Development, Inc. (HDI) in exchange for an option to repurchase the Comfort Suites Hotel in Dover, Delaware (the Dover Hotel) granted to HDI as compensation for development services rendered pursuant to the restated and amended Development Services Agreement. The 70,936 units are redeemable on a one-for-one basis for common shares and are valued at approximately $720 based on an average price of $10.15 per share. The additional cost has been capitalized and included in investment in hotel properties as of December 31, 1998.

       On June 1, 1998, the Company issued 17,734 units of limited partnership interest to Humphrey Hospitality Management, Inc. (the Lessee) as an incentive to enter into a new lease with the Partnership for the Dover Hotel. The total of 17,734 units are redeemable on a one-for-one basis for common shares and are valued at approximately $180 based on an average price of $10.15 per share. As of December 31, 1998, the cost has been capitalized and included in deferred expenses.

       On August 9, 1998, the Company issued 122,261 units of limited partnership interest to the seller of the Hampton Inn in Jackson, Tennessee as part of the purchase price. The 122,261 units are redeemable on a one-for-one basis for common shares and are valued at approximately $1,202 based on an average price of $9.83 per share.

       As of December 31, 1998, additional paid-in capital has been increased by $63 relating to adjustments to minority interest from issuance of common stock and partnership units.

       As of December 31, 1998, investment in hotel properties includes $406 of hotel improvements payable to the Lessee.

       Dividends declared on November 28, 1997 and December 31, 1997 and 1998, are payable as of December 31, 1997 and 1998, in the amounts of $559 and $412, respectively. Dividends declared during 1997 and 1998 included $495 and $664, respectively, to the minority interests which have been deducted from the minority interest on the balance sheets as of December 31, 1997 and 1998, respectively.



                         See notes to consolidated financial statements

                       Humphrey Hospitality Trust, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998





Note 1.     Organization and Summary of Significant Accounting Policies

      Humphrey Hospitality Trust, Inc. was incorporated on August 23, 1994. The Company is a self-administered real estate investment trust (REIT) for Federal income tax purposes. Humphrey Hospitality Trust, Inc., through its wholly-owned subsidiary Humphrey Hospitality REIT Trust (collectively, the Company) owns a controlling partnership interest in Humphrey Hospitality Limited Partnership (the Partnership) and through the Partnership owns interests in 26 existing limited service Hotels as of December 31, 1998. The Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the Subsidiary Partnership). As of December 31, 1998, the Company owns a 84.21% interest in the Partnership. The Company began operations on November 29, 1994.

      Since inception, the Partnership has leased all of its hotel facilities to Humphrey Hospitality Management, Inc. (the Lessee), a corporation wholly owned by James I. Humphrey, Jr., the President and Chairman of the Board of the Company. The Lessee operates and leases the hotel properties pursuant to separate percentage lease agreements (the Percentage Leases) which provide for both fixed base rents and percentage rents based on the revenues of the hotels.

      As of December 31, 1998, the minority interest shareholders own a combined total of 868,304 units of limited partnership interests, representing a 15.79% interest in the Partnership.

The Company has completed the following public offerings since its incorporation:

                                                                       Net
                                           Offering                 proceeds
                                          price per    Shares          (in
        Offering       Date completed       share        sold      thousands)
        --------       --------------       -----        ----      ----------
    Initial public
    offering          November 29, 1994    $    6.00   1,321,700    $  6,950
    Second offering   July 21, 1995        $    7.75   1,010,000    $  6,957
    Third offering    December 6, 1996     $    8.25   1,150,000    $  8,645
    Fourth offering   April 21, 1998       $   10.50   1,150,000    $ 10,945

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company, the Partnership and the Subsidiary Partnership. All significant intercompany balances and transactions have been eliminated.

                             Humphrey Hospitality Trust, Inc.

                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998


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

Investment in Hotel Properties

      The hotel properties are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets which range from 31 to 40 years for buildings and 5 to 12 years for furniture and equipment. Maintenance and repairs are generally the responsibility of the Lessee and are charged to the Lessee's operations as incurred; major replacements, renewals and improvements are capitalized. Upon disposition, both the asset and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to income.

      The Company reviews the carrying value of each hotel property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows of the specific hotel property and determines if the investment in the hotel property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment is made to the carrying value of the hotel property based on the discounted future cash flows. The Company does not believe that there are any current facts or circumstances indicating impairment of any of its investment in hotel properties, except as described in Note 2.

Cash and Cash Equivalents

      Cash and cash equivalents includes cash and various highly liquid investments with original maturities of three months or less when acquired, carried at cost which approximates fair value.

                             Humphrey Hospitality Trust, Inc.

                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Deferred Expenses

      Deferred expenses are recorded at cost and consisted of the following at December 31, 1997 and 1998:

                                                    1997        1998
                                                    ----        ----
                                                     (in thousands)
                Initial franchise fees              $  378    $    629
                Computer software costs                 27          34
                Loan costs                             706       1,406
                Lease costs                              -         180
                                                    ------    --------
                                                     1,111       2,249
                Less accumulated amortization         207         471
                                                    ------    --------
                                                    $  904    $  1,778
                                                    ======    ========

      Amortization of loan costs is computed using the straight-line method, which approximates the effective interest method, over the terms of the loans. The unamortized balance of loan costs associated with retired debt is expensed upon repayment of the related debt. Amortization of initial franchise fees is computed using the straight-line method over the remaining lives of the franchise agreements, which range up to 20 years. Amortization of computer software costs is computed using the straight-line method over three years. Amortization of lease costs is computed using the straight-line method over the life of the lease.

Revenue Recognition

      Lease income is recognized when earned from the Lessee under the lease agreements from the date of acquisition of each hotel property (see Note 7). All leases between the Company and the Lessee are operating leases.

Earnings Per Common Share

      During 1997, the Company adopted SFAS No. 128, Earnings Per Share. Basic and diluted earnings per share have been calculated in accordance therewith for 1996, 1997 and 1998 (see Note 6).

Distributions

      The Company intends to pay regular monthly dividends which are dependent upon the receipt of distributions from the Partnership.

                             Humphrey Hospitality Trust, Inc.

                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998


Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Minority Interest

      Minority interest in the Partnership represents the limited partners' proportionate share of the equity of the Partnership. The limited partnership interests are owned by numerous individuals and companies as of December 31, 1998. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year.

Income Taxes

      The Company intends to continue to qualify as a REIT under Sections 856 and 860 of the Internal Revenue Code effective with its taxable period ended December 31, 1994. Accordingly, no provision for Federal income taxes has been reflected in the financial statements.

      Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for Federal tax purposes in the estimated useful lives and methods used to compute depreciation. During 1997, none of the distributions were considered to be return of capital for Federal income tax purposes. During 1998, 13.5% of the distributions made were considered to be a return of capital for Federal income tax purposes.

Concentration of Credit Risk

      The Company maintains its deposits, including its repurchase agreements and other investments, with three major banks. At December 31, 1998, the balance reported by one bank, exceeded the federal depository insurance limit, however, management believes that no significant concentration of credit risk exists with respect to these uninsured cash balances.

Note 2. Investment in Hotel Properties

      Investment in hotel properties consisted of the following at December 31, 1997 and 1998:

                                                  1997         1998
                                                --------     --------
                                                    (in thousands)
                                                ---------------------
          Land                                   $ 4,455     $  6,739
          Buildings and improvements              43,595       61,323
          Furniture and equipment                  4,937        7,587
          Leased equipment                           125            -
          Construction-in-progress                     -          387
          Hotel property held for sale                 -        2,347
                                                 -------     --------

                                                  53,112       78,383
          Less: Accumulated depreciation           2,636        4,956
                Impairment loss                        -          622
                                                 -------     --------

                                                 $50,476     $ 72,805
                                                 =======     ========

                             Humphrey Hospitality Trust, Inc.

                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998

Note 2. Investment in Hotel Properties (Continued)

      Depreciation expense was $610, $1,502 and $2,474 for the years ended December 31, 1996, 1997 and 1998, respectively.

      The 26 hotel properties owned at December 31, 1998 (including the 10 and 7 hotels acquired during 1997 and 1998, respectively) are all limited service hotels located in nine states in the eastern United States and are subject to leases as described in Note 7.

      During 1997 and 1998, the Company acquired the following hotels for the approximate amounts indicated:

                                     1997                      1998
                            ----------------------      --------------------
                                         Contract                  Contract
                                         purchase                 purchase
                                           price       Number       price
                            Number          (in        of         (in
             Location       of hotels   thousands)      hotels    thousands)
             --------       ---------   ----------      ------    ----------
          Florida               1         $   2,590       3         $ 10,750
          Kentucky              2             5,341       -                -
          North Carolina        1             1,975       1            2,950
          Pennsylvania          5            16,400       -                -
          Virginia              1             1,900       1            2,850
          Tennessee             -                 -       2            7,550
                                          ---------                 --------

                                          $  28,206                 $ 24,100
                                          =========                 ========

      The above acquisitions were accounted for as purchases and the operating results of such acquisitions are included in the Company's consolidated statements of income from the date of acquisition. The hotel property in Key Largo, Florida, was acquired in 1997 pursuant to an assignment of a purchase contract from Humphrey-Key Largo Associates, L.P. (HKL), a partnership substantially owned by Mr. Humphrey. Pursuant to the assignment of the contract, HKL received as compensation 34,023 units of limited partnership interest in the Partnership valued at $370 based on an average price of $10.875 per share. The hotel property has been recorded by the Company at its acquisition cost.

      During 1997, the Company also completed the development of the Dover Hotel at a cost of approximately $2,688. On June 1, 1998, the Company issued 70,936 units of limited partnership interest in the Partnership, valued at $720 based on an average price of $10.15 per share, to Humphrey Development, Inc. as compensation for development services rendered pursuant to the restated and amended Development Services Agreement (see Note 7). The additional cost has been capitalized and included in investment in hotel properties as of December 31, 1998.

                             Humphrey Hospitality Trust, Inc.

                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998

Note 2. Investment in Hotel Properties (Continued)

      On August 9, 1998, the Company issued 122,261 units of limited partnership interest in the Partnership in connection with the acquisition of a hotel property located in Jackson, TN, valued at $1,202 based on an average share price of $9.83 per share.

      On June 30, 1998, the Company closed on the sale of the Comfort Inn, Elizabethton, TN for $1,550. The Company realized a gain on the sale, after selling costs, of $179.

      On December 30, 1998, the Company executed an agreement to sell the Rodeway Inn in Wytheville, VA (the Wytheville Hotel) for $1,450. It is anticipated that the sale will be completed during the second quarter of 1999. In connection with the execution of the agreement, the Company determined that the carrying value of the hotel exceeded its fair value. Accordingly, an impairment loss of $622, which represents the excess of the carrying value of $2,004 over the fair value, net of costs to sell, of $1,382 has been charged to operations in 1998. During 1997 and 1998, the Company earned lease revenue of $289 and $271, respectively, from the Wytheville Hotel.


Note 3. Dividends Payable

      On November 28, 1997 and December 31, 1997, the Company declared a $.0675 dividend on each share of common stock and on each unit of interest outstanding on November 28, 1997 and December 31, 1997, respectively. The dividends (including the distributions to minority interest) were paid on January 9, 1998 and January 30, 1998, respectively. On December 31, 1998, the Company declared a $.075 dividend on each share of common stock and on each unit of interest outstanding on December 31, 1998.


Note 4.  Mortgages and Bonds Payable

      Mortgages and bonds payable at December 31, 1997 and 1998, consisted of the following:

                             Humphrey Hospitality Trust, Inc.

                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998


Note 4.  Mortgage and Bonds Payable (Continued)


                                                         1997         1998
                                                      ----------    ---------
                                                          (in thousands)

       Comfort Inn - Morgantown, West Virginia
       ---------------------------------------

       Bonds payable; see (a) below for repayment
       terms, interest rates, and maturity;
       collateralized by a first mortgage on the
       hotel facility and equipment with a net
       book value of $3,133 and $2,725 at
       December 31, 1997 and 1998, respectively,
       and secured by a letter of credit issued
       by Crestar Bank in the amount of $2,281
       expiring in April 2000. The outstanding
       principal and interest are guaranteed
       jointly and severally by the Company and
       James I. Humphrey, Jr.                         $    2,230    $   2,180

       Roadway Inn - Wyethville, Virginia
       ----------------------------------

       Bonds payable; see (c) below for repayment
       terms, interest rates, and maturity;
       collateralized by a first mortgage on the
       hotel facility and equipment with a net
       book value of $1,254 and $1,868 at
       December 31, 1997 and 1998, respectively,
       and secured by a letter of credit issued
       by Crestar Bank in the amount of $1,749
       which expires November 1, 1999. The
       outstanding principal and accrued interest
       are guaranteed jointly and severally by
       the Company and James I. Humphrey, Jr.              1,710        1,615

                             Humphrey Hospitality Trust, Inc.

                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998

Note 4.  Mortgage and Bonds Payable (Continued)

                                                       1997        1998
                                                     -------     -------
       Hampton Inn - Brandon, Florida
       ------------------------------

       Mortgage payable to Regions Bank, N.A.
       evidenced by a promissory note dated
       August 5, 1998, in the amount of $3,000;
       collateralized by the hotel property in
       Brandon, FL. The note bears interest
       during the initial five-year period at
       8.00% per annum and thereafter during the
       remaining term at a rate equal to 250
       basis points over the index rate as
       defined in the promissory note. The
       interest rate will be adjusted on every
       5th anniversary. Monthly principal and
       interest payments of $25 are payable
       through maturity on August 5, 2018 when
       the remaining balance of principal and
       accrued interest are due. The mortgage is
       collateralized by hotel facilities and
       equipment having a combined net book value
       of $4,852 at December 31, 1998.                         -        2,979

       Mortgage payable to Bank Boston, N.A.
       under the terms of a $35 million line of
       credit, collateralized by 9 of the hotel
       properties (see (d) below). The terms of
       the line of credit require monthly
       installments of interest only at the base
       rate as determined in accordance with the
       loan agreement, 7.67% at December 31,
       1998. The loan agreement requires payment
       of an annual fee of $20,000 plus a
       quarterly fee ranging from .15% to .25% of
       the unused credit facility. The
       outstanding principal balance plus any
       accrued interest are payable in full on
       September 1, 2001. The mortgage is
       collateralized by hotel facilities and
       equipment having a combined net book value
       of $22,929 at December 31, 1998.                        -       11,197

                             Humphrey Hospitality Trust, Inc.

                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998

Note 4.  Mortgage and Bonds Payable (Continued)

                                                     1997         1998
                                                    ------      -------

       Mortgage payable to Mercantile Safe
       Deposit and Trust Company under the terms
       of a $25.5 million line of credit,
       collateralized by 13 of the hotel
       properties (see (e) below). The terms of
       the line of credit require monthly
       installments of interest only at the prime
       rate plus .25% (8.00% per annum as of
       December 31, 1998). The outstanding
       principal balance plus any accrued
       interest are payable in full in April
       1999, with two one year extensions at the
       option of the bank. The mortgage is
       collateralized by hotel facilities and
       equipment having a combined net book value
       of $42,381 and $31,039 at December 31,
       1997 and 1998, respectively. The first $2
       million outstanding on the line is
       guaranteed jointly and severally by the
       Company and James I.  Humphrey, Jr.                25,456       23,950
                                                      ----------    ---------

                                                      $   31,721    $  44,196
                                                      ==========    =========

       --------------

       (a) The bonds are Monongalia County, West Virginia, Commercial Development Variable Rate Demand Refunding Revenue Bonds, Series 1988 issued through Crestar Bank in the amount of $2,500. Interest is accrued at the rate necessary to remarket the bonds at a price equal to 100% of the outstanding principal balance. The rate is adjusted weekly and is not to exceed 11.3636%. At December 31, 1998, the interest rate was 4.15% . In addition, letter of credit fees and financing fees increase the effective rate on the bonds. The bonds may be redeemed at the option of the Partnership in denominations greater than $25. Mandatory redemptions are pursuant to a sinking fund redemption schedule which began on April 1, 1989, in the amount of $15 increasing annually until April 1, 2017, when the payment equals $140. The Partnership is required to fund a principal reserve fund monthly equal to one-twelfth of the mandatory sinking fund redemption. In addition, the Partnership is required to fund an interest reserve fund. All principal and interest payments will be automatically deducted by the trustee. Any deficiencies will be drawn down under the letter of credit.

       (b) On October 14, 1992, $2,528 of Variable Rate First Mortgage Refunding Revenue Bonds were issued by the Industrial Development Authority of Pulaski County, Virginia. Crestar Bank is the trustee. In August 1995, the bonds were refinanced with approximately $2,460 of 1995 First Mortgage Refunding Revenue Bonds bearing interest at 8% per annum. The agreement establishes a sinking fund from which principal payments on the bonds will be made. The bonds mature in varying amounts November 1, 1995 through November 1, 2005.

                             Humphrey Hospitality Trust, Inc.

                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998

Note 4.  Mortgage and Bonds Payable (Continued)

       (c) The original $2,600 bond issue financing of 1984 was refunded with $2,270, 1993 Series Industrial Development Revenue Bonds on December 21, 1993. Crestar Bank is the lender and bond trustee. Interest is accrued at the rate necessary to remarket the bonds at a price equal to 100% of the outstanding principal balance. The rate is adjusted weekly and is not to exceed 15%. At December 31, 1998, the interest rate was 4.05%. The bonds are subject to mandatory redemption at a redemption price equal to the principal amount thereof plus all unpaid accrued interest thereon, pursuant to the sinking fund installments beginning on November 1, 1994, in the amount of $65 increasing annually until November 1, 2009, when the payment equals $300. The Partnership is required to fund a principal reserve monthly equal to one-twelfth of the mandatory sinking fund redemption. In addition, the Partnership is required to fund an interest reserve fund. All principal and interest payments will be automatically deducted by the trustee. Any deficiencies will be drawn under the letter of credit described above.

       (d) As of December 31, 1998, the line of credit is secured by the Company's hotels located in Jackson, TN; Ellenton, FL (2 hotels); Shelby, NC; Cleveland, TN; Dover, DE; Dahlgren, VA; Key Largo, FL and Princeton, WV.

       (e) As of December 31, 1998, the line of credit is secured by the Company's hotels located in Solomons, MD; Farmville, VA (2 hotels); Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA; Gettysburg, PA (2 hotels); and Rocky Mount, VA.

                             Humphrey Hospitality Trust, Inc.

                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998

Note 4. Mortgages and Bonds Payable (Continued)

      Aggregate annual principal payments and payments to bond sinking funds for the five years following December 31, 1998, and thereafter are as follows:

                                                (in thousands)
                                                --------------

                         December 31, 1999        $ 25,726
                                      2000             294
                                      2001          11,518
                                      2002             347
                                      2003           2,973
                                Thereafter           3,338
                                                  --------

                                                  $ 44,196
                                                  ========

      The Company's revolving lines of credit contain requirements as to the maintenance of minimum levels of debt service coverage and loan-to-value ratios and net worth, and place certain restrictions on distributions.

      Bond sinking funds and escrows for taxes and insurance in the amounts of approximately $125 and $130 are included in other assets at December 31, 1997 and 1998, respectively.

      The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its variable and long-term debt. At December 31, 1998, the Company had an outstanding swap agreement with BankBoston, N.A. having a notional balance of approximately $11.2 million, maturing September 1, 2001. The agreement effectively changes the Company's interest rate exposure on the BankBoston line of credit due August 2001 to a fixed rate of 7.79%. The Company is exposed to credit losses in the event of nonperformance by the bank, related to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the bank. Amounts receivable or payable under the swap agreement are accounted for as adjustments to interest expense on the related debt.

      Management believes that the carrying amounts of the Company's mortgages and bonds payable approximate fair value at December 31, 1998, as there were no significant changes in the market rate of interest between that date and the dates of the respective mortgages and bonds.


Note 5. Obligations Under Capital Lease

      Certain of the hotel properties leased equipment under capital leases expiring at various intervals through 1999. The leases provided for bargain purchase options at the end of the respective terms. Future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 1997, were as follows:

                                                   (in thousands)
                                                   --------------

                  Years ended December 31, 1998      $      25
                                           1999              8

                             Humphrey Hospitality Trust, Inc.

                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998


                                                   (in thousands)
                                                   --------------

                                           2000              6
                                           2001              3
                                                     ---------

                                                            42
                                    Less amount
                          representing interest              8
                                                     ---------

             Present value of net minimum lease
                                       payments      $      34
                                                     =========

      On February 3, 1998, the Company exercised its option to pay off the remaining capital leases for a total of $39.

                             Humphrey Hospitality Trust, Inc.

                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998

Note 6. Earnings Per Share

      The following is a reconciliation of the income (numerator) and weighted average shares (denominator) used in the calculation of basic earnings per common share and diluted earnings per common share in accordance with SFAS No. 128, Earnings Per Share:



                             Year ended December 31, 1996    Year ended December 31, 1997   Year ended December 31, 1998
                             ------------------------------   ----------------------------  ------------------------------
                              Income                          Income                          Income
                           (Numerator)               Per   (Numerator)               Per   (Numerator)               Per
                               (In       Shares     Share      (In       Shares     Share      (In       Shares     Share
                            thousands)(Denominator) Amount  thousands)(Denominator) Amount  thousands)(Denominator) Amount
                             --------   ---------- --------  --------  ----------- --------  --------  ----------- -------
Basic earnings per common
share
   Income available to
    common shareholders      $  1,678   2,410,252  $   0.70   $ 2,557   3,481,700  $  0.73  $  2,654    4,266,221  $  0.62
                                                   ========                        =======                         =======
Effect of diluted
securities
   Units held by minority
    interests                     435     623,350                 465     634,536                454      754,580
                             --------   ---------             -------   ---------           --------    ---------
Income available to common
  shareholders plus assumed
  conversion                 $  2,113   3,033,602  $   0.70   $ 3,022   4,116,236  $  0.73  $  3,108    5,020,801  $  0.62
                             ========   =========  ========   =======   =========  =======  ========    =========  =======

                             Humphrey Hospitality Trust, Inc.

                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998

Note 7. Commitments and Contingencies and Related Party Transactions

      As of December 31, 1998, James I. Humphrey, Jr., Humphrey Associates, Inc.,. and Humphrey Development, Inc. (collectively, the Humphrey Affiliates) own a combined total of 708,798 units of limited partnership interest in the Partnership.

      Pursuant to the Humphrey Hospitality Limited Partnership Agreement (the Partnership Agreement), the Humphrey Affiliates have received redemption rights, which will enable them to cause the Partnership to redeem their interests in the Partnership in exchange for shares of common stock or for cash at the election of the Company. The redemption rights may be exercised by the Humphrey Affiliates, at any time.. At December 31, 1998, the number of shares of common stock issuable to the Humphrey Affiliates and non-affiliated unit holders upon exercise of the redemption rights is 708,798 and 159,506, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the Humphrey Affiliates, non-affiliated unit holders or the shareholders of the Company.

      The Company acts as the general partner of the Partnership, which acts as a general partner of the Subsidiary Partnership and as such, is liable for all recourse debt of the partnerships to the extent not paid by the partnerships. In the opinion of management, the Company does not anticipate any losses as a result of its general partner obligations.

      The Company has entered into percentage leases relating to the Hotels, with Humphrey Hospitality Management, Inc. (the "Lessee"). Each such lease has a term of 10 years, with a five year renewal option at the option of the Lessee. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay a fixed rent and certain other additional charges and is entitled to all profits from the operations of the Hotel after the payment of certain specified operating expenses. The percentage rents are based on a percentage of gross room revenue and other revenue. Also pursuant to the terms of the Percentage Leases, the Company is required to make available to the Lessee an amount equal to 6% of room revenue on a quarterly, cumulative basis for capital improvements and refurbishments. The Company has future lease commitments from the Lessee through September 2008. Minimum future rental income under these noncancelable operating leases at December 31, 1998, is as follows:

                                       Years          (in thousands)
                                       -----          --------------
                                        1999             $    5,352
                                        2000                  5,352
                                        2001                  5,352
                                        2002                  5,352
                                        2003                  5,352
                                      Thereafter             15,977
                                                         ----------

                                                         $   42,737
                                                         ==========

                             Humphrey Hospitality Trust, Inc.

                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998

Note 7. Commitments and Contingencies and Related Party Transactions (Continued)

      The Company earned base rents of $1,679, $3,303 and $4,745 and percentage rents of $2,279, $4,023 and $5,696 for the years ended December 31, 1996, 1997 and 1998, respectively. As of December 31, 1997 and 1998, $1,857 and $3,024, respectively, of lease revenue was due from the Lessee.

      On January 1, 1996, the Company executed an agreement with the Lessee to provide accounting and securities reporting services for the Company. The initial terms of the agreement provided for a fixed fee of $80,000 per year. On October 1, 1996, the Company amended the Agreement reducing the initial annual fee to $30,000 per year, with an increase of $10,000 per year (prorated from the time of acquisition) for each hotel added to the Company's portfolio (excluding the Dover Hotel). Under the terms of the amended agreement, the service fee cannot exceed $100,000 in any year. As of December 31, 1996, 1997 and 1998, $67,503, $79,388 and $99,996, respectively, has been charged to operations.

      During 1996, the Company executed a Development Agreement with Humphrey Development, Inc. (HDI), a Humphrey Affiliate, pursuant to which HDI provided construction supervision services for the Dover Hotel and agreed to pay any development costs in excess of $2,796 in exchange for a right to reacquire the Dover Hotel from the Company on the sixth anniversary of its commencement of operations for $2,796. The development costs incurred in connection with the Dover Hotel totaled approximately $2,794 of which $2,688 was recorded as investment in hotel properties and $106 as deferred loan costs.

      On June 1, 1998, the Company issued 70,936 units of limited partnership interest in the Partnership, valued at $720 based on an average price of $10.15 per share, to HDI in exchange for the option to repurchase the Dover Hotel provided to HDI as compensation for development services rendered pursuant to the restated and amended Development Services Agreement. The additional cost has been capitalized and included in investment in hotel properties at December 31, 1998.

      On June 1, 1998, the Company issued 17,734 units of limited partnership interest in the Partnership, valued at $180 based on an average price of $10.15 per share, to the Lessee as an incentive to enter into a new lease with the Partnership for the Dover Hotel. As of December 31, 1998, this cost has been capitalized and included in deferred expenses.

      During 1998, the Lessee provided for capital improvements totalling $406 to the hotels which are the responsibility of the Company and have been capitalized and included in investment in hotel properties. As of December 31, 1998, $406 remains payable and is recorded as due to affiliates.

                             Humphrey Hospitality Trust, Inc.

                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998

Note 7. Commitments and Contingencies and Related Party Transactions (Continued)

      During 1997 and 1998, the Company contracted with Unit Services, Inc., an affiliated company to perform rehabilitation work on certain hotels. The total amounts incurred and paid were $301 and $143, respectively, which have been capitalized into the investment in hotel properties.

      The hotel properties are operated under franchise agreements by the Lessee that may be terminated by either party on certain anniversary dates specified in the agreements. The agreements require annual payments for franchise royalties, reservation and advertising services which are based upon percentages of gross room revenue. These fees are paid by the Lessee.

      On April 17, 1997, the Company assumed a land lease agreement in conjunction with the purchase of the Best Western Hotel, Harlan, Kentucky. The lease requires monthly payments of the greater of $2 or 5% of room revenue through November 2091. On May 23, 1997, the Company assumed a land lease agreement in conjunction with the purchase of the Comfort Inn, Gettysburg, Pennsylvania. The lease requires an annual payment of $35 through May 2025. For the years ended December 31, 1997 and 1998, land lease expense totaled approximately $52 and $74, respectively, and is included in general and administrative expense.

      As of December 31, 1998, the future minimum lease payments applicable to noncancellable land leases are as follows:

                                                        (in thousands)
                                                        --------------

                          December 31,  1999              $     59
                                        2000                    59
                                        2001                    59
                                        2002                    59
                                        2003                    59
                                      Thereafter             2,860
                                                          --------

                          Total minimum lease payments    $  3,155
                                                          ========

      In response to the Year 2000 Issue, the Company modified its existing information systems in order to make them year 2000 compliant. The Company believes that it has made all necessary modifications to its existing systems and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Company's results of operations or financial position. However, because there is no guarantee that all systems of outside vendors or other entities affecting the Company's operations will be year 2000 compliant, the Company remains susceptible to consequences of the Year 2000 Issue.

                             Humphrey Hospitality Trust, Inc.

                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998

Note 8. Capital Stock

      The Company's common stock is duly authorized, fully paid and nonassessable. Subject to preferential rights of any other shares or series of shares of capital stock, common shareholders are entitled to receive dividends if and when authorized and declared by the Board of Directors of the Company out of assets legally available therefore and to share ratably in the assets of the Company legally available for distribution to its shareholders in the event of its liquidation, dissolution or winding up after payment of, or adequate provision for, all known debts and liabilities of the Company. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of shareholders. See Notes 2 and 7 for a discussion of the units issued and the redemption rights of minority interest shareholders with respect to 868,304 units that are redeemable on a one-for-one basis for shares of common stock. None of the units discussed in Notes 2 and 7 have been redeemed. The total market value of these units at December 31, 1998, based on the last reported sales price of the common stock on the NASDAQ National Market of $9.56, was approximately $8.3 million.

      The Board of Directors is authorized to provide for the issuance of ten million shares of preferred stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restriction thereof. As of December 31, 1997 and 1998, no preferred stock was issued.

      Presently, members of the Board of Directors own approximately 7.8% of the Company's outstanding common shares.


Note 9. Pro Forma Financial Information (Unaudited)

      Due to the impact of the acquisitions discussed in Note 2, historical operations may not be indicative of future results of operations and net income per common share.

      The following unaudited Pro Forma Consolidated Statements of Income for the years ended December 31, 1997 and 1998, are presented as if the acquisition of all 26 hotels owned at December 31, 1998, and the consummation of the offerings and the application of the net proceeds therefrom had occurred on January 1, 1997, and all of the hotels had been leased to the Lessee pursuant to Percentage Lease Agreements. The Pro Forma Consolidated Statements of Income do not purport to present what actual results of operations would have been if the acquisitions had occurred and the leases executed on such date or to project results for any future period. Additionally, the proforma consolidated statements of income are presented without consideration of the gain on the sale of the hotel property which occurred in 1998.

                             Humphrey Hospitality Trust, Inc.

                      (Amounts in thousands, except per share data)

                             December 31, 1996, 1997 and 1998

Note 9. Pro Forma Financial Information (Unaudited) (Continued)

                                                     Pro Forma (Unaudited)
                                                     ----------------------
                                                         (in thousands)
                                                     ----------------------
                                                          1997      1998
                                                     ---------    ---------
       Operating data
       Revenue
           Lease revenue                            $   12,001    $  12,426
           Other revenue                                   106           28
                                                     ---------    ---------

                Total revenue                           12,107       12,454
                                                     ---------    ---------

       Expense
           Interest expense                              3,903        3,554
           Real estate and personal property taxes
             and insurance                                 875          920
           Land lease                                       74           74
           General and administrative                      524          509
           Depreciation and amortization                 2,952        3,309
           Minority interest                               600          645
                                                     ---------    ---------

             Total expense                               8,928        9,011
                                                     ---------    ---------

             Net income applicable to common
              shareholders                          $    3,179   $    3,443
                                                    ==========   ==========

       Net income per share                         $     0.69   $     0.74
                                                    ==========   ==========

       Weighted average number of common shares
       outstanding                                   4,631,700    4,631,700
                                                    ==========   ==========


Note 10. Subsequent Events

      On February 8, 1999, the Company entered into an agreement with Susquehanna Bank for the refinancing of the hotel properties located in Gettysburg, PA. The loan is in the amount of $5.05 million for 10 years with a fixed interest rate of 7.75%

      On February 26, 199, the Company retired the bonds payable which were secured by the Comfort Inn in Morgantown, WV in the amount of $2,180, including accrued interest. This Hotel was placed as additional collateral on the mortgage payable to Mercantile Safe Deposit and Trust Company.

                        Humphrey Hospitality Trust, Inc.

           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1998
                                 (in thousands)




                                                                                                        Gross Amounts at which
                                                                              Costs Capitalized               Carried at
                                                     Initial Costs        Subsequent to Acquisition         Close of Period
                                             ---------------------------  -------------------------   --------------------------
                                                            Buildings                  Buildings                     Buildings
                                                               and                        and                           and
       Description             Encumbrances    Land        Improvements     Land     Improvements       Land       Improvements
---------------------------    ------------  --------     --------------  --------  --------------    --------    --------------
Comfort Inn
  Morgantown, West
  Virginia                      $    2,180    $   277       $    2,574     $    -      $    120        $   277       $   2,694

Comfort Inn
  Dublin, Virginia              $    2,275        118            2,611          -            44            118           2,655

Rodeway Inn
  Wytheville, Virginia          $    1,615        137            1,737          -            79            137           1,816

Solomons Beacon Inn
  Solomons Island, Maryland             (f)     1,354            2,012          -           155          1,354           2,167

Comfort Inn
  Farmville, Virginia                   (f)       148            1,201          -            27            148           1,228

Comfort Inn
  Dahlgren, Virginia                    (e)       206            1,546          -            61            206           1,607

Comfort Inn
  Princeton, West Virginia              (e)       363            1,600          -            55            363           1,655

Days Inn
  Farmville, Vi-rginia                  (f)       290            1,389          -            38            290           1,427

Holiday Inn Express
  Allentown, Pennsylvania               (f)       139            3,360          -            50            139           3,410


                                                                                                    Life Upon
                                              Accumulated                                             Which
                                              Depreciation     Net Book Value                      Depreciation
                                               Buildings         Buildings                       in Latest Income
                                                  and               and           Year of          Statement is
       Description                 Total      Improvements      Improvements    Acquisition          Computed
---------------------------      ----------  --------------   ---------------  -------------    ------------------
Comfort Inn
  Morgantown, West
  Virginia                        $   2,971     $     211         $   2,760         1994               (d)

Comfort Inn
  Dublin, Virginia                    2,773           224             2,549         1994               (d)

Rodeway Inn
  Wytheville, Virginia                1,953           142             1,811         1994               (d)

Solomons Beacon Inn
  Solomons Island, Maryland           3,521           150             3,371         1994               (d)

Comfort Inn
  Farmville, Virginia                 1,376           105             1,271         1994               (d)

Comfort Inn
  Dahlgren, Virginia                  1,813           126             1,687         1994               (d)

Comfort Inn
  Princeton, West Virginia            2,018           129             1,889         1994               (d)

Days Inn
  Farmville, Virginia                 1,717            91             1,626         1995               (d)

Holiday Inn Express
  Allentown, Pennsylvania             3,549           135             3,414         1997               (d)

                        Humphrey Hospitality Trust, Inc.

                               December 31, 1998
                                 (in thousands)




                                                                                                        Gross Amounts at which
                                                                              Costs Capitalized               Carried at
                                                     Initial Costs        Subsequent to Acquisition         Close of Period
                                             ---------------------------  -------------------------   --------------------------
                                                            Buildings                  Buildings                     Buildings
                                                               and                        and                           and
       Description             Encumbrances    Land        Improvements     Land     Improvements       Land       Improvements
---------------------------    ------------  --------     --------------  --------  --------------    --------    --------------
Comfort Inn
  Chambersburg,
  Pennsylvania                          (f)       97             2,343         -             7             97          2,350

Comfort Inn
  Culpepper, Virginia                   (f)      146             1,705         -             -            146          1,705

Holiday Inn Express
  Danville, Kentucky                    (f)      140             2,366         -            62            140          2,428

Comfort Suites
  Dover, Delaware                       (e)      200             2,090         -           720            200          2,810

Comfort Inn
  Gettysburg, Pennsylvania              (f)        -             4,036         -             9              -          4,045

Holiday Inn Express
  Gettysburg, Pennsylvania              (f)      101             2,450         -            19            101          2,469

Best Western
  Harlan, Kentucky                      (f)        -             2,395         -             7              -          2,402

Best Western Suites
  Key Largo, Florida                    (e)      269             2,237         -            55            269          2,292

Comfort Inn
  Murphy, North Carolina                (f)      276             1,569         -             -            276          1,569




                                                                                                   Life Upon
                                             Accumulated                                             Which
                                             Depreciation     Net Book Value                      Depreciation
                                              Buildings         Buildings                       in Latest Income
                                                 and               and           Year of          Statement is
       Description                Total      Improvements      Improvements    Acquisition          Computed
---------------------------     ----------  --------------   ---------------  -------------    ------------------
Comfort Inn
  Chambersburg,
  Pennsylvania                     2,447           93              2,354           1997                (d)

Comfort Inn
  Culpepper, Virginia              1,851           79              1,772           1997                (d)

Holiday Inn Express
  Danville, Kentucky               2,568          102              2,466           1997                (d)

Comfort Suites
  Dover, Delaware                  3,010          111              2,899           1997                (d)

Comfort Inn
  Gettysburg, Pennsylvania         4,045          162              3,883           1977                (d)

Holiday Inn Express
  Gettysburg, Pennsylvania         2,570          148              2,422           1997                (d)

Best Western
  Harlan, Kentucky                 2,402          105              2,297           1997                (d)

Best Western Suites
  Key Largo, Florida               2,561           74              2,487           1997                (d)

Comfort Inn
  Murphy, North Carolina           1,845           65              1,780           1997                (d)


                        Humphrey Hospitality Trust, Inc.

                              December 31, 1998
                                (in thousands)




                                                                                                         Gross Amounts at which
                                                                               Costs Capitalized               Carried at
                                                      Initial Costs        Subsequent to Acquisition         Close of Period
                                              ---------------------------  -------------------------   --------------------------
                                                             Buildings                  Buildings                     Buildings
                                                                and                        and                           and
       Description            Encumbrances      Land        Improvements     Land     Improvements       Land       Improvements
---------------------------   ------------    --------     --------------  --------  --------------    --------    --------------
Hampton Inn
  Brandon, Florida              $   2,979          544           4,526            -             -           544            4,526

Hampton Inn
  Cleveland, Tennessee                 (e)         243           2,328            -             -           243            2,328

Best Western
  Ellenton, Florida                    (e)         560           2,160            -             -           560            2,160

Shoney's Inn
  Ellenton, Florida                    (e)         305           2,019            -             -           305            2,019

Hampton Inn
  Jackson, Tennessee                   (e)         407           3,923            -             -           407            3,923

Comfort Inn
  Rocky Mount, Virginia                (f)         230           2,155            -             -           230            2,155

Hampton Inn
  Shelby, North Carolina               (e)         287           2,548            -             -           287            2,548

Comfort Inn
  New Castle, Pennsylvania             (f)          39           2,751            -             -            39            2,751
                                              --------       ---------       ------      --------      --------        ---------

                                             $   6,876      $   61,631      $     -     $   1,508     $   6,876       $   63,139
                                              ========       =========       ======      ========      ========        =========



                                                                                                     Life Upon
                                               Accumulated                                             Which
                                               Depreciation     Net Book Value                      Depreciation
                                                Buildings         Buildings                       in Latest Income
                                                   and               and           Year of          Statement is
       Description                  Total      Improvements      Improvements    Acquisition          Computed
---------------------------       ----------  --------------   ---------------  -------------    ------------------
Hampton Inn
  Brandon, Florida                    5,070             61             5,009        1998                 (d)

Hampton Inn
  Cleveland, Tennessee                2,571             22             2,549        1998                 (d)

Best Western
  Ellenton, Florida                   2,720             34             2,686        1978                 (d)

Shoney's Inn
  Ellenton, Florida                   2,324             26             2,298        1998                 (d)

Hampton Inn
  Jackson, Tennessee                  4,330             46             4,284        1998                 (d)

Comfort Inn
  Rocky Mount, Virginia               2,385             23             2,362        1998                 (d)

Hampton Inn
  Shelby, North Carolina              2,835             28             2,807        1998                 (d)

Comfort Inn
  New Castle, Pennsylvania            2,790            120             2,670        1997                 (d)
                                  ---------       --------         ---------

                                 $   70,015      $   2,612        $   67,403
                                  =========       ========         =========

                        Humphrey Hospitality Trust, inc.

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998
                                 (in thousands)




      (a)       Reconciliation of real estate:

                Balance at December 31, 1996                       $ 16,140
                Additions to building and improvements                  153
                Acquisition of building and improvements             27,302
                                                                   --------

                Balance at December 31, 1997                         43,595
                Acquisition of building and improvements             19,659
                Additions to building and improvements                  925
                Disposition of building and improvements             (1,040)
                                                                   --------

                Balance at December 31, 1998                       $ 63,139
                                                                   ========

                Land, building and improvements totalling
                $1,953 for the Rodeway Inn, Wytheville,
                VA, are included in hotel property held
                for sale.

      (b)       Reconciliation of accumulated depreciation:

                Balance at December 31, 1996                       $    811
                Depreciation for the period ended December 31,
                1997                                                    497
                                                                   --------

                Balance at December 31, 1997                          1,308
                Depreciation for the period ended December 31,
                1998                                                  1,367
                Depreciation on assets sold                             (63)
                                                                   --------

                Balance at December 31, 1998                       $  2,612
                                                                   ========

      (c)       The aggregate cost of land, buildings,
                furniture and equipment for Federal income tax purposes is approximately $71,120.

      (d)       Depreciation is computed based upon the
                following useful lives:

                     Buildings and improvements                    31 - 40 years
                     Furniture and equipment                        5 - 12 years

      (e)       The Company has a mortgage payable with Bank
                Boston which is collateralized by 9 of the hotels. The outstanding balance at
                December 31, 1998, was $11,197.

      (f)       The Company has a mortgage payable with
                Mercantile Safe Deposit & Trust Company
                which is collateralized by 13 of the
                hotels. The outstanding balance at
                December 31, 1998 was $23,950.

                         INDEPENDENT AUDITORS' REPORT



To the Shareholder
Humphrey Hospitality Management, Inc.

      We have audited the accompanying balance sheets of Humphrey Hospitality Management, Inc. as of December 31, 1998 and 1997, and the related statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31,1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Humphrey Hospitality Management, Inc. as of December 31, 1998 and 1997, and the results of its operations, the changes in shareholder's equity and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.









Baltimore, Maryland
February 4, 1999

                     Humphrey Hospitality Management, Inc.

                                BALANCE SHEETS

                          December 31, 1997 and 1998

                                                           1997         1998
                                                        ----------- -----------
                                    ASSETS

CURRENT ASSETS
   Cash and cash equivalents                          $ 2,483,403   $3,262,524
   Accounts receivable                                    224,201      389,536
   Due from affiliate                                           -      405,765
   Prepaid expenses                                        66,862       41,095
   Other assets                                            60,377       71,973
                                                       ----------   ----------

            Total current assets                      $ 2,834,843   $4,170,893
                                                       ==========   ==========

                    LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                   $   402,188   $  426,685
   Accrued expenses                                       346,744      465,666
   Advanced deposits                                       12,031       24,669
   Prepaid slip rentals - Marina                           31,914       32,817
   Due to affiliates                                    1,857,021    3,024,324
                                                       ----------   ----------

            Total current liabilities                   2,649,898    3,974,161
                                                       ----------   ----------

COMMITMENTS                                                     -            -

SHAREHOLDER'S EQUITY
   Common stock, $.01 par value, 1,000 shares
     authorized; 100 shares issued and outstanding              1            1
   Retained earnings                                      184,944      196,731
                                                       ----------   ----------

            Total shareholder's equity                    184,945      196,732
                                                       ----------   ----------

            Total liabilities and shareholder's
              equity                                  $ 2,834,843   $4,170,893
                                                       ==========   ==========

                       See notes to financial statements

                     Humphrey Hospitality Management, Inc.

                             STATEMENTS OF INCOME

                 Years ended December 31, 1996, 1997 and 1998




                                            1996          1997         1998
                                         ----------    ------------  -----------

Revenue from hotel operations
   Room revenue                          $7,941,875     $15,581,298  $21,913,267
   Telephone revenue                        173,743         273,256      359,672
   Slip revenue                             243,725         252,481      298,496
   Other revenue                            192,147         313,316      573,714
   Interest revenue                          27,422          32,131       73,929
                                         ----------     -----------  -----------

            Total revenue                 8,578,912      16,452,482   23,219,078
                                         ----------     -----------  -----------

Expenses
   Salaries and wages                     2,062,594       3,849,840    5,600,691
   Room expense                             433,870         950,239    1,344,976
   Telephone                                182,735         258,926      363,784
   Marina expense                            42,925          34,821       33,373
   General and administrative               386,670         729,163    1,219,830
   Marketing and promotion                  254,205         621,067      872,189
   Utilities                                429,608         768,138    1,111,817
   Repairs and maintenance                  227,200         384,050      532,275
   Taxes and insurance                      149,811         244,877      375,114
   Franchise fees                           420,809         875,104    1,231,929
   Lease payments                         3,957,401       7,326,193   10,441,313
                                         ----------     -----------  -----------

            Total expenses                8,547,828      16,042,418   23,127,291
                                         ----------     -----------  -----------

              NET INCOME                 $   31,084     $   410,064  $    91,787
                                         ==========     ===========  ===========


                       See notes to financial statements

                     Humphrey Hospitality Management, Inc.

                      STATEMENTS OF SHAREHOLDER'S EQUITY

                 Years ended December 31, 1996, 1997 and 1998



                                   Common Stock       Retained
                                  -------------       Earnings
                                  Shares  Amount      (Deficit)       Total
                                  ------  ------      ---------       -----
Balance, December 31, 1995         100        $1       $  48,796     $  48,797

Distributions                        -         -         (50,000)      (50,000)

Net income                           -         -          31,084        31,084
                                   ---       ---       ---------     ---------

Balance, December 31, 1996         100         1          29,880        29,881

Distributions                        -         -        (255,000)     (255,000)

Net income                           -         -         410,064       410,064
                                   ---       ---       ---------     ---------

Balance, December 31, 1997         100         1         184,944       184,945

Distributions                        -         -         (80,000)      (80,000)

Net income                           -         -          91,787        91,787
                                   ---       ---       ---------     ---------

Balance, December 31, 1998         100        $1       $ 196,731     $ 196,732
                                   ===       ===       =========     =========

                      See notes to financial statements

                     Humphrey Hospitality Management, Inc.

                           STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1996, 1997 and 1998



                                              1996         1997        1998
                                            ----------   ----------  ----------

Cash flow from operating activities
   Net income                               $  31,084   $  410,064   $   91,787
   Adjustments to reconcile net income to
    net cash (used in) provided by
    operating activities
     Changes in assets and liabilities
       Increase in accounts receivable        (10,475)    (135,141)    (165,335)
       (Increase) decrease  in prepaid
        expenses                              (18,306)     (30,580)      25,767
       Increase in other assets                  (818)     (59,559)     (11,596)
       (Decrease) increase in accounts
        payable                               (62,610)     294,343       24,497
       (Decrease) increase in prepaid slip
        rentals - Marina                       (6,862)         711          903
       (Decrease) increase in due to
         affiliates                           (25,477)     790,025    1,167,303
       Increase in accrued expenses            67,328      279,416      118,922
       Increase in advanced deposits            1,730       10,301       12,638
                                           ----------   ----------   ----------

            Net cash (used in) provided by
                operating activities          (24,406)   1,559,580    1,264,886
                                           ----------   ----------   ----------

Cash flows from investing activities
   Advances to affiliate                            -            -     (405,765)
                                           ----------   ----------   ----------

            Net cash used in investing
            activities                              -            -     (405,765)
                                           ----------   ----------   ----------

Cash flows from financing activities
   Distributions paid                         (50,000)    (255,000)     (80,000)
   Advances to (from) shareholder             (51,250)      51,250            -
                                           ----------   ----------   ----------

            Net cash used in financing
            activities                       (101,250)    (203,750)     (80,000)
                                           ----------   ----------   ----------

            NET (DECREASE) INCREASE IN
                CASH AND CASH EQUIVALENTS    (125,656)   1,355,830      779,121

Cash and cash equivalents, beginning of
 year                                       1,253,229    1,127,573    2,483,403
                                           ----------   ----------   ----------

Cash and cash equivalents, end of year     $1,127,573   $2,483,403   $3,262,524
                                           ==========   ==========   ==========



                        See notes to financial statements

                     Humphrey Hospitality Management, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1996, 1997 and 1998




Note 1.     Organization and Summary of Significant Accounting Policies

      Humphrey Hospitality Management, Inc. (the Lessee) was incorporated under the laws of the State of Maryland on August 18, 1994, to lease and operate hotel properties from Humphrey Hospitality Limited Partnership (the Partnership) and Solomons Beacon Inn Limited Partnership (the Subsidiary Partnership). James I. Humphrey, Jr. is the sole shareholder of the Lessee.
The Lessee began operations on November 29, 1994.   As of December 31, 1998,
the Lessee leases 26 hotel properties (the Hotels) from the Partnership.

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

Concentration of Credit Risk

      The Lessee places cash deposits with major banks. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. As of December 31, 1998, management believes that no significant concentration of credit risk exists with respect to these cash balances.

                     Humphrey Hospitality Management, Inc.

                       December 31, 1996, 1997 and 1998



Note 2.     Related Party Transactions

Shared Expenses

      Humphrey Associates, Inc., and HAI Management, Inc., affiliates of the Lessee, share certain operating expenses with the Lessee. Expenditures are allocated based on each entity's pro rata share of the expense.

Percentage Lease Payment

      The Lessee has entered into percentage leases, with the Partnership and Subsidiary Partnership relating to twenty-six of its Hotels (including ten hotels acquired in 1997 and seven acquired in 1998) (collectively, the Acquired Hotels). Each such lease (the "Percentage Leases") has a term of 10 years. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges. Effective as of June 1, 1998, the Lessee amended its fixed lease for the Comfort Suites - Dover, Delaware Hotel with the partnership. The amendment converted the former lease, which only provided for base rent, to a Percentage Lease with terms similar to the remaining Acquired Hotels. The Lessee has future lease commitments through September 2008. Minimum future lease payments due under these noncancellable operating leases as of December 31, 1998, are as follows:

                       Years                      Amount
                       -----                      ------
                      1999                      $ 5,351,650
                      2000                        5,351,650
                      2001                        5,351,650
                      2002                        5,351,650
                      2003                        5,351,650
                      Thereafter                 15,976,885
                                                -----------

                                                $42,735,135
                                                ===========

      The Lessee has incurred base rents of $1,678,347, $3,302,922 and $4,745,489 and percentage rents of $2,279,054, $4,023,271 and $5,695,824 for the years ended December 31, 1996, 1997 and 1998, respectively. As of December 31, 1997 and 1998, the amount due the Partnership and the Subsidiary Partnership for lease payments totalled $1,857,021 and $3,024,324, respectively, and is included in due to affiliates on the balance sheets.

                         Humphrey Hospitality Management, Inc.

                           December 31, 1996, 1997 and 1998


Note 2.     Related Party Transactions (Continued)

Services Agreement

      On January 1, 1996, the Lessee executed an Agreement with Humphrey Hospitality Trust, Inc., to provide accounting and securities reporting services. The initial terms of the Agreement provided for a fixed fee of $80,000 per year. On October 1, 1996, the Agreement was amended reducing the initial annual fee to $30,000 per year with an increase of $10,000 per year (prorated from the time of acquisition) for each hotel acquired by Humphrey Hospitality Trust, Inc. Under the terms of the amendment, the service fee cannot exceed $100,000 in any year. For the years ended December 31, 1996, 1997 and 1998, the Lessee received $67,503, $79,388 and $99,996, respectively, for the services provided in accordance with the Agreement, which is included in other revenue.

Due from Affiliate

      During 1998, the Lessee provided for capital improvements totaling $405,765 to the hotels which are the responsibility of the Partnership. As of December 31, 1998, $405,765 remains receivable and is recorded as due from affiliates.


Note 3.     Commitments

Franchise Agreements

      The Lessee operates the hotels acquired by the Partnership and the Subsidiary Partnership, under the terms of existing franchise agreements.
The franchise licenses generally specify certain management, operational, accounting, reporting and marketing standards and procedures with which the franchisee must comply and provide for annual franchise fees based upon percentages of gross room revenue. During the years ended December 31, 1996, 1997 and 1998, franchise fees totaling $420,809, $875,104 and $1,231,929, respectively, were charged to operations.

Restaurant Leases

      As of December 31, 1998, three of the Hotels have executed lease agreements for the hotel's restaurant facilities with varying expiration dates, including renewal periods, through December 1, 2023. Monthly rent is payable during the terms of the leases at 3% to 8% of the previous month's gross receipts.

                          Humphrey Hospitality Management, Inc.

                          December 31, 1996, 1997 and 1998


Note 3.     Commitments (Continued)

Year 2000 Issue

      In response to the Year 2000 Issue, the Lessee modified its existing information systems in order to make them year 2000 compliant. The Lessee believes that it has made all necessary modifications to its existing systems and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Lessee's results of operations or financial position. However, because there is no guarantee that all systems of outside vendors or other entities affecting the Lessee's operations will be year 2000 compliant, the Lessee remains susceptible to consequences of the Year 2000 Issue.


Note 4.     Economic Dependency

      The Lessee receives the majority of its income from related hotel entities. The related hotels are primarily located in the Mid-Atlantic and Southeast regions of the United States.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed by the undersigned, thereunto duly authorized.

                                    HUMPHREY HOSPITALITY TRUST, INC.


                                    By: /s/ James I. Humphrey, Jr.
                                         -----------------------------------
March 29, 1999                           James I. Humphrey, Jr.
                                         Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:  /s/ James I. Humphrey, Jr.
    ----------------------------------------------
    James I. Humphrey, Jr.
    Chairman of the Board and President
    (Principal Executive, Financial and Accounting
    Officer)


By:   /s/ Margaret Allen
    ----------------------------------------------
    Margaret Allen
    Director

By: /s/ Andrew A. Mayer
    ----------------------------------------------
    Andrew A. Mayer
    Director

By:  /s/ Leah T. Robinson
    ----------------------------------------------
    Leah T. Robinson
    Director

By:  /s/ George R. Whittemore
    ----------------------------------------------
    George R. Whittemore
    Director and Secretary

By: /s/ Jeffrey M. Zwerdling
    ----------------------------------------------
    Jeffrey M. Zwerdling
    Director

Each of the above signatures is affixed as of March 29, 1999.