Form 10-Q
period 1999-03-31
HUMPHREY HOSPITALITY TRUST INC
filed 1999-05-17
CIK 929545

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549








                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                       YES   X     NO
                           -------    -------

The number of shares of Common Stock, $.01 par value per share, outstanding on May 14, 1999 was 4,631,700.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                      INDEX

                                                                                                                      PAGE NUMBER
                                                                                                                      -----------

PART I.     FINANCIAL INFORMATION

Item 1.     HUMPHREY HOSPITALITY TRUST, INC.

            Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998                                            3

            Consolidated Statements of Income and Changes in Distributions in Excess of Net Earnings
               for the three months ended March 31, 1999 and March 31, 1998                                                   4

            Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and
               March 31,1998                                                                                                  5

            Notes to Consolidated Financial Statements                                                                        6

            HUMPHREY HOSPITALITY MANAGEMENT, INC.

            Balance Sheets as of March 31, 1999 and December 31, 1998                                                        11

            Summary Statements of Operations and Changes in Retained Earnings (Deficit) for the three
               months ended March 31, 1999 and March 31, 1998                                                                12

            Statement of Cash Flows for the three months ended March 31, 1999 and March 31, 1998                             13

            Notes to Financial Statements                                                                                    14

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                            17


PART II.    OTHER INFORMATION

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                                                       21

Item 5.     Other Information                                                                                                22

Item 6.     Exhibits and Reports on Form 8-K                                                                                 22

SIGNATURES                                                                                                                   23

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       HUMPHREY HOSPITALITY TRUST, INC.

                         CONSOLIDATED BALANCE SHEETS




                                                                                           March                    December
                                                                                          31, 1999                  31, 1998
                                                                                          --------                  --------
                                                                                        (Unaudited)                 (Audited)
                                     ASSETS

Investment in hotel properties, net of accumulated depreciation                        $ 72,814,135               $ 72,804,561
Cash and cash equivalents                                                                   157,872                    541,864
Accounts receivable from Lessee                                                           1,897,904                  3,024,585
Deferred expenses, net of accumulated amortization                                        1,671,690                  1,778,083
Replacement reserve                                                                         116,678                     97,767
Other assets                                                                              1,285,197                    597,430
                                                                                      -------------               ------------

            Total assets                                                               $ 77,943,476               $ 78,844,290
                                                                                         ==========                 ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Mortgage notes and bonds payable                                                       $ 43,897,496               $ 44,195,724
Obligations under capital leases                                                             42,301                         --
Accounts payable and accrued expenses                                                     1,345,578                  1,320,711
Dividends payable                                                                           412,500                    412,500
                                                                                         ----------                 ----------

            Total liabilities                                                            45,697,875                 45,928,935
                                                                                        -----------                -----------

Minority interest                                                                         5,091,613                  5,197,334
                                                                                       ------------               ------------

COMMITMENTS AND CONTINGENCIES                                                                    --                         --

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                                   --                         --
Common stock. $.01 par value, 25,000,000 shares
  authorized, 4,631,700 shares
  issued and outstanding                                                                     46,317                     46,317
Additional paid-in capital                                                               29,039,282                 29,039,282
Distributions in excess of net earnings                                                  (1,931,611)                (1,367,578)
                                                                                      --------------             --------------

                                                                                         27,153,988                 27,718,021
                                                                                        -----------                -----------

            Total liabilities and shareholders' equity                                 $ 77,943,476               $ 78,844,290
                                                                                        ===========                ===========

            See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                      CONSOLIDATED STATEMENTS OF INCOME AND
               CHANGES IN DISTRIBUTIONS IN EXCESS OF NET EARNINGS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                   (Unaudited)


                                                                          1999                  1998
                                                                          ----                  ----

Revenue
      Percentage lease revenue                                     $ 2,847,768           $ 1,904,305
      Other revenue                                                      9,136                 3,526
                                                                   -----------           -----------

Total revenue                                                        2,856,904             1,907,831
                                                                   -----------           -----------

Expenses
      Interest                                                         878,757               658,996
      Land lease                                                        17,937                15,705
      Real estate and personal property taxes and insurance            234,042               138,363
      General and administrative                                       108,736               125,278
      Depreciation and amortization                                  1,049,685               552,261
                                                                   -----------           -----------

Total expenses                                                       2,289,157             1,490,603
                                                                   -----------           -----------

Income before allocation to minority interest                          567,747               417,228

Income allocated to minority interest                                   89,647                66,256
                                                                   -----------           -----------

Net income                                                             478,100               350,972

Distributions in excess of net earnings, beginning of period        (1,367,578)             (223,920)

Distributions declared                                              (1,042,133)             (705,044)
                                                                   -----------           -----------

Distributions in excess of net earnings, end of period             $(1,931,611)          $  (577,992)
                                                                   ===========           ===========

Basic earnings per common share                                    $      0.10           $      0.10
                                                                   ===========           ===========

Diluted earnings per common share                                  $      0.10           $      0.10
                                                                   ===========           ===========

Weighted average shares
      Basic                                                          4,631,700             3,481,700
      Diluted                                                        5,500,004(2)          4,139,073(1)

------------

(1) Includes 623,350 units, which are redeemable on a one-for-one basis for shares of common stock.

(2) Includes 868,304 units, which are redeemable on a one-for-one basis for shares of common stock.


                 See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                   (UNAUDITED)

                                                                           1999               1998
                                                                           ----               ----
Cash flows from operating activities
      Net income                                                        $   478,100        $   350,972
      Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation and amortization                                 1,049,685            552,261
            Income allocated to minority interest                            89,647             66,256
            Changes in assets and liabilities
                  Decrease in accounts receivable                         1,126,681            699,511
                  Increase in other assets                                 (687,769)          (112,357)
                  (Decrease) increase in accounts payable
                    and accrued expenses                                   (735,295)           131,595
                                                                        -----------        -----------

                        Net cash provided by operating activities         1,321,049          1,688,238
                                                                        -----------        -----------

Cash flows from investing activities
      Investment in hotel properties                                        (19,058)          (364,293)
      Deposit to replacement reserve                                       (647,232)          (229,916)
      Withdrawals from replacement reserve                                  628,321            346,270
                                                                        -----------        -----------

                        Net cash used in investing activities               (37,969)          (247,939)
                                                                        -----------        -----------

Cash flows from financing activities
      Draw on line of credit                                              2,940,000            300,000
      Repayment of line of credit                                        (6,095,776)        (1,000,000)
      Proceeds from mortgage payable                                      5,054,000                 --
      Repayment of bonds payable                                         (2,180,000)                --
      Cost from sale of stock                                                    --            (57,588)
      Financing costs paid                                                 (121,752)                --
      Distributions paid                                                 (1,237,501)          (838,162)
      Principal payments on long-term debt                                  (16,451)                --
      Principal payments on capital leases                                   (9,592)           (34,184)
                                                                        -----------        -----------

                        Net cash used in financing activities            (1,667,072)        (1,629,934)
                                                                        -----------        -----------

                  Net decrease in cash and cash equivalents                (383,992)          (189,635)

Cash and cash equivalents, beginning of period                              541,864            204,065
                                                                        -----------        -----------

Cash and cash equivalents, end of period                                $   157,872        $    14,430
                                                                        ===========        ===========

Supplemental disclosures of cash flow information:
      Cash paid during the period for interest                          $   878,757        $   658,996
                                                                        ===========        ===========

Supplemental disclosure of non-cash investing and financing activities: During 1999, the Company acquired $51,894 of equipment subject to capital leases.

As of March 31, 1999, investment in hotel property includes $755,740 of amounts included in accounts payable and accrued expenses.

As of March 31, 1999, deferred expenses includes $4,420 of amounts included in accounts payable and accrued expenses.

                 See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

Note 1.     Organization and Summary of Significant Accounting Policies

            Humphrey Hospitality Trust, Inc. was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. Humphrey Hospitality Trust, Inc., through its wholly-owned subsidiary Humphrey Hospitality REIT Trust (collectively, the "Company") owns a controlling partnership interest in Humphrey Hospitality Limited Partnership (the "Partnership") and through the Partnership owns interests in twenty-six existing limited-service hotels (including seven hotel properties acquired during 1998). The Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership"). As of March 31, 1999, the Company owns an 84.21% interest in the Partnership. The Company began operations on November 29, 1994.

            Since inception, the Partnership has leased all of its hotel facilities to Humphrey Hospitality Management, Inc. (the "Lessee"), a corporation wholly owned by James I. Humphrey, Jr., the President and Chairman of the Board of the Company. The Lessee operates and leases the hotel properties pursuant to separate percentage lease agreements (the "Percentage Leases"), which provide for both fixed rents and percentage rents based on the revenues of the hotels.

The Company has completed the following public offerings since its inception:

----------------------------------------------------------------------------------------------------------
                                                   Offering price per  Shares sold     Net proceeds
           Offering           Date completed              share                       (in thousands)
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Initial public offering      November 29, 1994       $   6.00           1,321,700     $       6,950
----------------------------------------------------------------------------------------------------------
Second offering                July 21, 1995         $   7.75           1,010,000     $       6,957
----------------------------------------------------------------------------------------------------------
Third offering               December 6, 1996        $   8.25           1,150,000     $       8,645
----------------------------------------------------------------------------------------------------------
Fourth offering               April 24, 1998         $  10.50           1,150,000     $      10,945
----------------------------------------------------------------------------------------------------------

            On December 30, 1998, the Company executed an agreement to sell its Rodeway Inn hotel in Wytheville, VA for $1,450,000. In connection with the execution of the agreement, the Company determined that the carrying value of the hotel exceeded its fair value. Accordingly, an impairment loss of approximately $622,000, which represents the excess of the carrying value of approximately $2,004,000 over the fair value, net of costs to sell of approximately $1,382,000, was charged to operations in 1998.

            The purchasers subsequently breached their obligations under the agreement and, on March 19, 1999, the Company filed an action in the Circuit Court of Wythe County, VA against the purchasers to, among other things, compel specific performance and recover damages under the agreement. On April 22, 1999, the Company executed another agreement to sell its Rodeway Inn hotel in Wytheville, VA for $1,450,000. The Company will continue with its suit for damages against the previous purchaser.

            On February 8, 1999, the Company obtained a $5.054 million, ten year, 7.75% fixed rate mortgage from Susquehanna Bank for the Company's Comfort Inn and Holiday Inn Express hotels located in Gettysburg, PA.

            On February 26, 1999, the Company satisfied the bonds secured by it's Comfort Inn hotel located in Morgantown, WV. This hotel was subsequently placed as additional collateral on the Company's revolving credit facility with Mercantile Safe Deposit and Trust Company (the "Mercantile Credit Facility"). In connection with this transaction, $144,163 in amortizable loan costs were written off.

            On April 1, 1999, the Company paid off the bonds secured by it's Rodeway Inn hotel located in Wytheville, VA. The Company utilized funds from the Mercantile Credit Facility and obtained a short term loan with Crestar Bank to pay off the bonds. The Crestar Bank loan is for a period of one year and bears interest at the rate of LIBOR plus 300 basis points.

            On April 17, 1999, the Company chose to reduce its loan commitment from BankBoston from $35 million to $20 million. The remaining terms of the commitment are unchanged.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                 MARCH 31, 1999

            On May 5, 1999, Mercantile Safe-Deposit and Trust Company extended the term of the Mercantile Credit Facility for an additional three years.

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

            The Company reviews the carrying value of each hotel property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific hotel property and determine if the investment in the hotel property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel property based on the discounted future cash flows. The Company does not believe that there are any current facts or circumstances indicating impairment of any of its investment in hotel properties, except as noted above.

Revenue Recognition

            Lease income is recognized when earned from the Lessee under the lease agreements from the date of acquisition of each hotel property. Contingent lease income is deferred until the specified target is achieved.

Earnings Per Common Share

            The Company calculates earning per share in accordance with SFAS No. 128, Earnings Per Share.

Distributions

            The Company intends to pay regular monthly dividends, which are dependent upon the receipt of distributions from the Partnership.

Minority Interest

            Minority interest in the Partnership represents the limited partners' proportionate share of the equity of the Partnership. Income is allocated to minority interest based on weighted average percentage ownership throughout the year.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                 MARCH 31, 1999

Income Taxes

            The Company intends to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision for Federal income taxes has been reflected in the financial statements.

Basis of Presentation

            The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the disclosures normally required by generally accepted accounting principles or those made in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 1999, and the results of operations for the three months ended March 31, 1999 and March 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

            In June 1998, The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measures those instruments as fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently in the process of evaluating the effect this new standard will have on its financial statements.

Note 2.     Distributions

            On March 31, 1999, the Company paid a $.075 per share distribution on each share of Common Stock outstanding (including the distribution to minority interest) to shareholders of record as of February 28, 1999. The distribution declared for shareholders of record as of March 31, 1999 was paid on April 30, 1999, at a rate of $.075 per share.

Note 3.     Commitments and Contingencies

            Pursuant to the Humphrey Hospitality Limited Partnership Agreement, the Limited Partners have certain redemption rights (the "Redemption Rights"), which enable them to cause the Partnership to redeem their Units in exchange for shares of Common Stock or for cash at the election of the Company. The Redemption Rights may be exercised by the Limited Partners at any time. At March 31, 1999, the aggregate number of shares of Common Stock issuable to the Limited Partners upon exercise of the Redemption Rights is 868,304. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interests of the Limited Partners or the shareholders of the Company.

            The Company is the sole general partner in the Partnership, which is the sole general partner in the Subsidiary Partnership and, as such, is liable for all recourse debt of the partnerships to the extent not paid by the partnerships. In the opinion of management, the Company does not anticipate any losses as a result of its general partner obligations.

            The Company has entered into percentage leases with the Lessee relating to each of the hotels. Each such lease has a term of 10 years, with a five-year renewal option at the option of the Lessee. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses. Also pursuant to the terms of the Percentage Leases, the Company is obligated to make available to the Lessee an amount equal to 6% of room revenue on a quarterly, cumulative basis for capital improvements and refurbishments.

                        HUMPHREY HOSPITALITY TRUST, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                 MARCH 31, 1999

The Company has future lease commitments from the Lessee through September 2008. Minimum future rental income under these noncancelable operating leases at December 31, 1998 is as follows:

            Year                    (in thousands)
            ----                    --------------

            1999                          5,352
            2000                          5,352
            2001                          5,352
            2002                          5,352
            2003                          5,352
            Thereafter                   15,977
                                         ------

                                        $42,737
                                        =======

            For the three months ended March 31, 1999, the Company earned base rents of $1,409,070 and percentage rents of $1,438,698 as compared to base rents of $1,020,486 and percentage rents of $883,819 for the three months ended March 31, 1998. As of March 31, 1999, $1,897,904 was due from the Lessee. The percentage rents are based on a percentage of gross room and other revenue.

            The hotel properties are operated under franchise agreements with various franchisors assumed by the Lessee that have an eight to twenty year life but may be terminated by the franchisor on certain anniversary dates specified in the agreements. The agreements require annual payments for franchise royalties, reservation, and advertising services, which are based upon percentages of gross room revenue. These fees are paid by the Lessee.

Note 4.     Mortgages and Bonds Payable

            The Company has a credit facility of $25.5 million with Mercantile Safe Deposit and Trust Company. The term of the Mercantile Credit Facility, which was originally scheduled to expire in April 1999, has been renewed for an additional three years. The Mercantile Credit Facility bears interest at the prime rate plus 25 basis points (presently 8%) and will mature on April 11, 2002. The Mercantile Credit Facility is secured by the Company's hotels located in Solomons, MD; Farmville, VA (2 hotels); Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA; Morgantown, WV and Rocky Mount, VA.

            On August 18, 1998, the Company obtained a $35 million credit facility from BankBoston (the "BankBoston Credit Facility"). On April 17, 1999 the Company reduced the commitment from $35 million to $20 million. The term of the BankBoston Credit Facility is for three years and bears interest at LIBOR plus between 165 and 215 basis points. The Company entered into an interest swap agreement that fixed the interest rate on a notional amount of approximately $11.2 million at a ceiling of 7.79%. The line is cross-collaterized by the Company's hotels located in Jackson, TN; Key Largo, FL; Ellenton, FL (2 hotels); Shelby, NC; Cleveland, TN; Dahlgren, VA; Princeton, WV and Dover, DE.

            On February 8, 1999, the Company obtained a $5.054 million, ten year, 7.75% fixed rate mortgage, from Susquehanna Bank on the Company's Comfort Inn and Holiday Inn Express hotels located in Gettysburg, PA.

            On February 26, 1999, the Company satisfied the bonds secured by it's Comfort Inn hotel located in Morgantown, WV. This hotel was subsequently placed as additional collateral on the Mercantile Credit Facility. In connection with this transaction, $144,163 in amortizable loan costs were written off.

            On April 1, 1999, the Company paid off the bonds secured by the Rodeway Inn hotel located in Wytheville, VA. The Company utilized funds from the Mercantile Credit Facility and executed a short term note of approximately $763,000 (the "Note") to pay off the bonds. The Note bears interest at LIBOR plus 300 basis points and will mature on April 1, 2000.

                        HUMPHREY HOSPITALITY TRUST, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                 MARCH 31, 1999

Note 5.  Pro Forma Financial Information

The following pro forma information for the three months ended March 31, 1998 is presented for informational purposes as if the acquisition of all hotels by the Partnership and the commencement of the Percentage Leases had occurred on January 1, 1998. Historical information is presented for the three months ended March 31, 1999.


                        Humphrey Hospitality Trust, Inc.

                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS


                                                          Three months ended       Three months ended
                                                              March 31, 1999           March 31, 1998
                                                              --------------           --------------
                                                               (Historical)               (Proforma)
Revenue
      Percentage lease revenue                                    $2,847,768               $2,827,938
      Other revenue                                                    9,136                    3,526
                                                                  ----------               ----------

Total revenue                                                      2,856,904                2,831,464
                                                                  ----------               ----------

Expenses
      Interest                                                       878,757                  944,593
      Land lease                                                      17,937                   15,705
      Real estate and personal property taxes and insurance          234,042                  225,239
      General and administrative                                     205,962                  125,278
      Depreciation and amortization                                  952,459                  796,154
                                                                  ----------               ----------

Total expenses                                                     2,289,157                2,106,969
                                                                  ----------               ----------

Income before allocation to minority interest                        567,747                  724,495

Income allocated to minority interest                                 89,647                  115,050
                                                                  ----------               ----------

Net income                                                        $  478,100               $  609,445
                                                                  ==========               ==========

Earnings per common share                                         $     0.10               $     0.13
                                                                  ==========               ==========

Weighted average shares                                            4,631,700                4,631,700


                      HUMPHREY HOSPITALITY MANAGEMENT, INC.

                                 BALANCE SHEETS


                                                                       March 31,                      December 31,
                                                                         1999                             1998
                                                                         ----                             ----
                                                                      (Unaudited)                       (Audited)

                                     ASSETS

CURRENT ASSETS

         Cash and cash equivalents                                   $2,230,390                          $3,262,524
         Accounts receivable                                            490,472                             389,536
         Prepaid expenses                                                16,745                              41,095
         Due from affiliate                                             720,218                             405,765
         Other assets                                                    67,114                              71,973
                                                                      ---------                           ---------

               Total current assets                                  $3,524,939                          $4,170,893
                                                                      =========                           =========


                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES

         Accounts payable                                            $  495,348                          $  426,685
         Accrued expenses                                               683,820                             465,666
         Advance deposit                                                 46,125                              24,669
         Prepaid slip rental                                             57,766                              32,817
         Line of credit                                                 400,000                                  --
         Due to affiliates                                            1,897,904                           3,024,324
                                                                      ---------                           ---------

               Total current liabilities                              3,580,963                           3,974,161
                                                                      ---------                           ---------


COMMITMENTS                                                                  --                                  --

SHAREHOLDER'S EQUITY
         Common stock, $.01 par value, 1,000 shares
         authorized, 100 shares issued and outstanding                        1                                   1
         (Accumulated deficit) retained earnings                        (56,025)                            196,731
                                                                      ---------                           ---------

               Total shareholder's equity                               (56,024)                            196,732
                                                                      ---------                           ---------

         Total liabilities and shareholder's equity                  $3,524,939                          $4,170,893
                                                                      =========                           =========




                       See notes to financial statements.

                      HUMPHREY HOSPITALITY MANAGEMENT, INC.

                          STATEMENTS OF OPERATIONS AND
                     CHANGES IN RETAINED EARNINGS (DEFICIT)
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998


                                             1999               1998
                                             ----               ----

Revenues
      Room revenue                       $ 5,852,852        $ 3,661,980
      Telephone revenue                      111,104             74,412
      Slip revenue                            59,863             71,718
      Interest revenue                        13,702              9,896
      Other revenue                          169,972             89,699
                                         -----------        -----------

            Total revenue                  6,207,493          3,907,705
                                         -----------        -----------

Expenses
      Salaries and wages                   1,568,257          1,120,814
      Room expense                           396,072            215,572
      Telephone                              108,706             77,818
      Marina expense                          10,239              7,281
      General and administrative             325,000            215,074
      Marketing and promotion                227,445            173,559
      Utilities                              324,086            234,319
      Repairs and maintenance                159,142             97,357
      Taxes and insurance                    108,354             72,363
      Franchise fees                         269,724            189,183
      Lease payments                       2,963,224          1,904,305
                                         -----------        -----------

            Total expenses                 6,460,249          4,307,645
                                         -----------        -----------

            Net income                      (252,756)          (399,940)

      Retained earnings
        beginning of period                  196,731            184,944
                                         -----------        -----------
      Retained earnings (deficit),
        end of period                    $   (56,025)       $  (214,996)
                                         ===========        ===========



                       See notes to financial statements.

                      HUMPHREY HOSPITALITY MANAGEMENT, INC.


                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998


                                                                            1999                  1998
                                                                            ----                  ----

Cash flows from operating activities

      Net Income                                                        $  (252,756)          $  (399,940)
      Adjustments to reconcile net income to net cash
         used in operating activities
            Changes in assets and liabilities
                  Increase in accounts receivable                          (100,936)              (45,456)
                  Decrease in prepaid expenses                               24,350                34,596
                  Decrease in other assets                                    4,859                17,173
                  Increase (decrease) in accounts payable                    68,663                  (773)
                  Increase in prepaid slip rentals                           24,949                24,460
                  Decrease in due to affiliates                          (1,126,420)             (634,293)
                  Increase(decrease) in accrued expenses                    218,154               (90,416)
                  Increase in advance deposits                               21,456                67,672
                                                                        -----------           -----------

                        Net cash used in operating activities            (1,117,681)           (1,026,977)
                                                                        -----------           -----------

Cash flows from financing activities

      Advances to affiliates                                               (314,453)                   --
      Advance from shareholder                                              400,000(1)            200,000
                                                                        -----------           -----------

                        Net cash provided by financing activities            85,547               200,000
                                                                        -----------           -----------

                        Net decrease in cash and
                          cash equivalents                               (1,032,134)             (826,977)

Cash and cash equivalents, beginning of period                            3,262,524             2,483,403
                                                                        -----------           -----------

Cash and cash equivalents, end of period                                $ 2,230,390           $ 1,656,426
                                                                        ===========           ===========

---------------------

(1) Mr. Humphrey provided a $400,000 line of credit to the Lessee in January 1999, at an interest rate equal to the prime rate plus 25 basis points. The line of credit was repaid to Mr. Humphrey in April 1999.


                        See notes to financial statements.

                      HUMPHREY HOSPITALITY MANAGEMENT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999


Note 1.     Organization and Summary of Significant Accounting Policies

            Humphrey Hospitality Management, Inc. (the "Lessee") was incorporated under the laws of the State of Maryland on August 18, 1994 to lease and operate hotel properties from Humphrey Hospitality Limited Partnership. James I. Humphrey, Jr. is the sole shareholder of the Lessee. The Lessee began operations on November 29, 1994.

Basis of Presentation

            The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessee's financial position as of March 31, 1999, and the results of operations for the three months ended March 31, 1999 and March 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

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

Lease Expense

            Lease expense is recognized when accrued under the lease agreements from the date of acquisition of each hotel property. Contingent lease expense is accrued based on the probability of the future revenue target being achieved, in accordance with EITF-98-9.

Note 2.     Related Party Transactions

Shared Expenses

            Humphrey Associates, Inc. and HAI Management, Inc., affiliates of the Lessee, share certain operating expenses with the Lessee. Expenditures are allocated based on each entity's pro rata share of the expense. At March 31, 1999, $40,890 was due from affiliates for such allocated expenses. During the three months ended March 31, 1999, the Lessee provided for capital improvements totaling $1,049,370 which are the responsibility of the Company and have been capitalized and included in investment in hotel properties. As of March 31, 1999, $679,328 remained payable and is recorded as due from affiliates.

Note 3.     Commitments

            The Lessee has entered into percentage leases with the Partnership and the Subsidiary Partnership relating to each of their hotels. Each such lease has a term of 10 years with a 5 year renewal option at the option of the Lessee. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay both base rent and percentage rent and certain other additional

\
                      HUMPHREY HOSPITALITY MANAGEMENT, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                 MARCH 31, 1999

charges. The Lessee has future lease commitments through September 2008. Minimum future lease payments due under these noncancellable operating leases at December 31, 1998 are as follows:

          Year                    (in thousands)
          ----                    --------------

          1999                          5,352
          2000                          5,352
          2001                          5,352
          2002                          5,352
          2003                          5,352
          Thereafter                   15,977
                                       ------

                                      $42,737
                                      =======

            For the three months ended March 31, 1999, the Lessee incurred base rents of $1,409,070, percentage rents of $1,438,698 and contingent rents of $115,456, as compared to base rents of $1,020,486 and percentage rents of $883,819 for the three months ended March 31, 1998. Contingent lease expense has been accrued at March 31, 1999 in accordance with EITF 98-9. As of March 31, 1999, the amount due the Partnership and the Subsidiary Partnership for lease payments was $1,897,904 collectively, and is included in due to affiliates on the balance sheet.

                      HUMPHREY HOSPITALITY MANAGEMENT, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                 MARCH 31, 1999

Note 4.       Pro Forma Financial Information

                  The following pro forma information for the three months ended March 31, 1998 is presented for informational purposes as if the acquisition of all hotels by the Partnership and the commencement of the Percentage Leases had occurred on January 1, 1998. Historical information is presented for the three months ended March 31, 1999.

                      Humphrey Hospitality Management, Inc.

                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS

                                   Three months ended             Three months ended
                                       March 31, 1999                 March 31, 1998
                                       --------------                 --------------
                                       (Historical)                    (Proforma)
Revenues
      Room revenue                     $ 5,852,852                    $ 5,819,436
      Telephone revenue                    111,104                        120,334
      Slip revenue                          59,863                         71,718
      Interest revenue                      13,702                          9,896
      Other revenue                        169,972                        116,802
                                       -----------                    -----------

            Total revenue                6,207,493                      6,138,186
                                       -----------                    -----------
Expenses
      Salaries and wages                 1,568,257                      1,597,833
      Room expense                         396,072                        318,310
      Telephone                            108,706                        107,881
      Marina expense                        10,239                          7,281
      General and administrative           325,000                        308,606
      Marketing and promotion              227,445                        238,544
      Utilities                            324,086                        335,278
      Repairs and maintenance              159,142                        160,802
      Taxes and insurance                  108,354                        107,614
      Franchise fees                       269,723                        288,746
      Lease payments                     2,963,224                      2,827,938
                                       -----------                    -----------

            Total expenses               6,460,249                      6,298,833
                                       -----------                    -----------

            Net loss                   $  (252,756)                   $  (160,647)
                                       ===========                    ===========

Item 2.

                        HUMPHREY HOSPITALITY TRUST, INC.

                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            This Quarterly Report on Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements are identified by phrases such as the Company "expects" or "anticipates" and words of similar import. The Company's actual results may differ materially from those projected. Factors that could cause such differences include difficulties in integrating and operating acquired properties; termination of franchise agreements; default of the Lessee under operating leases; and general risks associated with investments in real estate, including the effect of changes in economic, competitive and other market conditions in the markets where the Company's properties are concentrated, the inability of properties to generate adequate cash flow to fund debt service and operating expenses, financing and refinancing risks related to the Company's floating rate debt and new debt necessary to support growth. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995.

            Humphrey Hospitality Trust, Inc. is a Virginia corporation that operates as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). The Company, through Humphrey Hospitality REIT Trust, the Company's wholly-owned subsidiary, is the sole general partner of Humphrey Hospitality Limited Partnership and owns an 84.21% interest in the Partnership at March 31, 1999. As of March 31, 1999, the Partnership owned directly or indirectly twenty-six hotel properties (the "Hotels"). Eight of the Hotels were acquired by the Company in connection with its initial public stock offering in November 1994, one hotel was acquired in July 1995, one hotel was developed in 1996 and opened for business in January 1997, ten hotels were acquired between February 1997 and September 1997 and seven hotels were acquired between June 1998 and September 1998. One hotel was sold in June 1998.

            In order for the Company to qualify as a REIT under the Code, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases the Hotels pursuant to percentage leases to Humphrey Hospitality Management, Inc., which is wholly-owned by James I. Humphrey, a limited partner in the Partnership and Chairman of the Board of Directors and President of the Company. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessee under the Percentage Leases. The Lessee's ability to make payments to the Partnership under the Percentage Leases is dependent on its ability to generate cash flow from the operation of the Hotels.

RESULTS OF OPERATIONS

Three months ended March 31, 1999 compared to the three months ended March 31, 1998

         The Company's total revenues for the three month period ended March 31, 1999, substantially consisted of Lease revenue recognized pursuant to the Leases. The Company's revenue during the three month period ended March 31, 1999 was $2,856,904 an increase of $949,073, or 49.7%, as compared to Company revenue of $1,907,831 for the same period during 1998. The improvement in revenues is primarily attributable to additional Lease revenue derived from the increase in the total number of Hotels. Net income increased by $127,128, or 36.2% to $478,100, for the three months ended March 31, 1999 as compared to net income of $350,972 for the same period during 1998. The improvement in net income is primarily attributable to additional Lease revenue derived from the increase in the number of Hotels, offset in part by additional expenses associated with the refinancing of certain hotels and additional depreciation expense incurred as the result of substantial capital improvements completed in 1998.

         The Lessee's room revenues from the Hotels increased by $2,190,872, or 59.8%, to $5,852,852 for the three months ended March 31, 1999, as compared to $3,661,980 of room revenue for the same period of 1998. The improvement in revenues is primarily attributable to the increase in the total number of Hotels leased. The average daily rate of the Hotels increased to $59.07 for the three months ended March 31, 1999, up 2.3% as compared to the pro forma average daily rate of $57.73 for the same period of 1998. Revenue per available room ("Revpar") was $36.33 for the three months ended March 31, 1999 as compared to pro forma Revpar of $35.38 for the same period of 1998, an increase of 2.7%. Lessee operating expenses increased by $2,152,604, or 49.9% primarily as the result of the increased number of Hotels under management, to $6,460,249, for the three months ended March 31, 1999, as compared to $4,307,645 for the same period of 1998. The net loss for the three months ended March 31, 1999 was $252,756 as compared to a net loss of $399,940 for the same period in 1998. The reduction in net loss is primarily the result of the increase in the number of hotels, offset in part by the change in the accounting method used for contingent lease payments in 1999.

                        HUMPHREY HOSPITALITY TRUST, INC.

                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following table shows certain other pro forma information as if the hotels acquired by the Partnership during 1998 had occurred on January 1, 1998. Historical information is presented for the three months ended March 31, 1999.

                                                                        Three Months Ended
                                              March 31, 1999                                          March 31, 1998
                                               (Historical)                                             (Proforma)
                                               ------------                                             ----------
Occupancy rate                                    61.28%                                                  61.51%
ADR                                               $59.07                                                  $57.73
REVPAR                                            $36.33                                                  $35.38
Room revenue                                    $5,852,852                                              $5,819,436
Room nights available                            161,010                                                 161,010
Room nights occupied                              98,674                                                  99,033
Rooms available                                   1,787                                                   1,787

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

            For the quarter ended March 31, 1999, the Company expended approximately $1.05 million for capital improvements for the Hotels. During the quarter substantial improvements were performed at the Company hotels located in Jackson, TN; Allentown, PA; Cleveland, TN; Brandon, FL; Rocky Mount, VA; and Gettysburg, PA. Some of the Hotels experienced impact to occupancy as a result of the capital improvements performed at the sites. The first quarter, however, is generally the slowest business quarter for the hotels listed above and therefore typically the best time of the year to perform substantial capital work.

         The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters, with the exception of the Company's Hotels in Florida. These Hotels are busiest in the first and fourth quarters of the year. To the extent that cash flow from operating activities is insufficient to provide all of the estimated monthly distributions (particularly in the first quarter), the Company anticipates that it will be able to fund any such deficit from future working capital. As of March 31, 1999, the Company's cash and current accounts receivable balances exceed its current obligations by $297,698.

            The Company's Funds From Operations (net income plus minority interest and depreciation and amortization) ("FFO") was $1,404,997 for the three months ended March 31, 1999, which is an increase of $468,000, or 49.9% over FFO in the comparable period in 1998, which was $936,997. The improvements in FFO can be attributed to the addition of seven hotels purchased during 1998. Management considers FFO to be a market accepted measure of an equity REIT's cash flow, which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performances. All REITs do not calculate FFO in the same manner, therefore, the Company's calculation may not be the same as the calculation of FFO for similar REITs. Beginning with the year ended December 31, 1997, the Company changed the way it computes FFO. The Company believes that its new method of computing FFO is more consistent with the guidelines established by the National Association of Real Estate Investment Trusts ("NAREIT") for calculating FFO. FFO, as defined under the NAREIT standard, consists of net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of properties, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

                        HUMPHREY HOSPITALITY TRUST, INC.

                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The computation of historical FFO is as follows:

                                                    Historical Three                          Historical Three
                                                    Month Period Ended                        Month Period Ended
                                                    March 31, 1999          Per Share         March 31, 1998        Per Share
                                                    --------------          ---------         --------------        ---------

            Net income applicable to
              common shares                         $   478,100                               $   350,972

            Add:
              Minority interest                          89,647                                    66,256
              Amortization of franchise costs            25,383                                    14,305
              Depreciation                              811,867                                   472,622
                                                        -------                                   -------

            Funds From Operations                   $ 1,404,997              $ .26             $  936,997             $ .23
                                                    ===========              =====             ==========             =====



Long-term debt as of March 31, 1999, of approximately $43.9 million, consisted of:

         Approximately $1.6 million, secured by a first deed of trust on the Hotel located in Wytheville, VA. Interest accrues at the rate necessary to remarket the bonds at a price equal to 100% of the outstanding principal balance. The interest rate is approximately half of the prime rate, which is adjusted weekly and is not to exceed 15%. At March 31, 1999, the interest rate was approximately 3.15%. In addition, letter of credit fees, trustee fees and financing fees increase the effective rate on the bonds. The first deed of trust on the Wytheville Hotel was paid off in April 1999.

         Approximately $2.3 million, secured by a first deed of trust on the Comfort Inn Hotel located in Dublin, VA. The outstanding balance bears interest at a rate equal to 7.75% per annum with additional underwriters' fees increasing the interest rate to approximately 8%.

         Approximately $3.0 million, secured by a first deed of trust on the Hampton Inn Hotel located in Brandon, FL. The outstanding balance bears interest at a rate of 8% per annum.

         Approximately $5.1 million, secured by a mortgage on the Comfort Inn and Holiday Inn Express Hotels located in Gettysburg, PA. The outstanding balance bears interest at a rate of 7.75%.

         Approximately $11.0 million, under the BankBoston Credit Facility, which is secured and cross-collateralized by the Company's Hotels located in Jackson, TN; Ellenton, FL (2 hotels): Shelby, NC; Key Largo, FL; Cleveland, TN; Dahlgren, VA; Princeton, WV and Dover, DE. The interest rate on the BankBoston Credit Facility is LIBOR plus between 165 and 215 basis points. The Company entered into an interest rate swap agreement that fixes the interest on approximately $11.2 at a ceiling of 7.79%. The rate at March 31, 1999 was 7.79%.

         Approximately $20.9 million, under the Mercantile Credit Facility which is secured by and cross-collateralized and cross-defaulted on the Company's Hotels located in Solomons, MD; Farmville, VA (2 hotels); Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA, Morgantown, WV, and Rocky Mount, VA. The interest rate on the Mercantile Credit Facility is variable at 25 basis points above the prime rate, presently at 8% per annum.

                        HUMPHREY HOSPITALITY TRUST, INC.

                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            The Company's debt policy provides that it may not carry consolidated indebtedness in excess of 55% of the aggregate purchase prices of the Hotels in which it has invested. The aggregate total purchase price paid by the Company for the Hotels as of March 31, 1999 is approximately $81.8 million. As of March 31, 1999, the Company's total outstanding indebtedness represents approximately 53.7% of the aggregate amount paid by the Company for the Hotels.

            The Board of Directors has adopted a policy that will govern all of the Company's investment in hotel properties (the "Investment Policy") including the acquisition of existing hotels and the development of hotels, until such time as the Board amends such policy. Under the Investment Policy, the Company will make no investment in a hotel property unless the Company can demonstrate that it can reasonably expect an annual return on its investment (net of insurance, real estate and personal property taxes and reserves for furniture, fixtures and capital expenditures of 4% of room revenue ("FFE Reserves")), that is greater than or equal to 12% of the total purchase price to be paid by the company for such property. under the bylaws, the approval of a majority of the Board of Directors, including a majority of the Independent Directors, is required for the company to acquire any property. in addition, the investment policy will be applied to a hotel property prior to its acquisition or development by the company, and therefore, there can be no assurance that increases in insurance rates, real estate or personal property tax rates or FFE Reserves, which are based on room revenues, will not decrease the company's annual return on its investments in any hotel property to a level below that set out in the investment policy. The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. So long as the Company continues to qualify as a REIT, the Company will not be subject to a federal income tax on its net income. REITs are subject to a number of organizational and operational requirements. For example, a REIT, and therefore the Company, is required to pay dividends to its shareholders of at least 95% of its taxable income for federal income tax purposes. The Company intends to pay these dividends from operating cash flows. The Company intends to retain as a reserve such amounts as it considers necessary for the acquisition, expansion and renovation of hotel properties consistent with continuing to distribute to its shareholders amounts sufficient to maintain the Company's qualification as a REIT.

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


SEASONALITY OF HOTEL BUSINESS AND THE HOTELS

            The hotel industry is seasonal in nature. Generally, hotel revenues for hotels operating in the geographic areas in which the Hotels operate are greater in the second and third quarters than in the first and fourth quarters, with the exception of the Company's Hotels in Florida. The Company's Florida Hotels are busiest in the first and fourth quarters of the year. The Hotels' operations historically reflect this trend. Although the hotel business is seasonal in nature, the Company believes that it generally will be able to make its expected distributions by using undistributed cash flow from the second and third quarters to fund any shortfall in cash flow from operating activities from the Hotels in the first and fourth quarters.

YEAR 2000

            Until recently, many computer systems and software products used only two digit entries to define a year. As a result, computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail.

            In response to the Year 2000 issue, the Company modified its existing information systems during 1998 to make them year 2000 compliant. The Company believes it has made all necessary modifications to its existing systems and does not expect that additional costs associated with Year 2000 compliance, if any, will be material to the Company's results of operations or financial position.

            Because of the interdependence of information systems today, Year 2000 compliant companies may be affected by the Year 2000 readiness of their material suppliers, customers and other third parties, including the Lessee. The Lessee has completed an assessment of its information systems and is in the process of replacing noncompliant systems. Approximately 40% of the systems are currently compliant and the Lessee expects to replace all remaining noncompliant systems by the end of the second fiscal quarter.

            The Company does not have any material suppliers or customers, however, as part of the Company's evaluation of the Year 2000 readiness of the Lessee, the Company has required that the Lessee obtain written assurances from its material suppliers and third party vendors that they have Year 2000 readiness programs in place as well as an affirmation that they will be compliant when necessary. Responses to these inquiries are currently being gathered and reviewed. To date, no such parties have informed the Lessee that they do not expect to be Year 2000 compliant in a timeframe that would expose the Lessee and, therefore, the Company to material business risks.

            While the Company believes its efforts are adequate to address its Year 2000 concerns, the Company could experience a material adverse effect on its results of operations and financial condition if the Lessee's Year 2000 compliance schedule is not met or if the Lessee encounters serious problems in its Year 2000 remediation efforts. Therefore, the Company and the Lessee are in the process of developing plans to address such contingencies. Such contingency plan will include, among other things, the development of back-up procedures. The Company and the Lessee expect to complete their contingency plans in mid-1999.


PART II. OTHER INFORMATION

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risks & Sensitivity Analysis

            The Company is exposed to various market risks, including fluctuations in interest rates. To manage these natural business exposures, the Company has entered into derivative transactions. The Company does not hold or issue derivative instruments for trading purposes. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. The following analyses presents the sensitivity of the market value, earnings and cash flows of the Company's financial instruments to hypothetical changes in the interest rates as if these changes occurred at March 31, 1999. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects that could impact the Company's business as a result of these changes in interest rates.

Interest Rate and Debt Sensitivity Analysis

            At March 31, 1999, the Company has debt totaling $43,897,496, including fixed rate debt totaling $8,016,745 and variable rate debt totaling $35,880,751. Included in the variable rate debt is $11,055,752 of debt subject to an interest rate swap agreement which effectively changes the characteristics of the interest rate without actually changing the debt instrument. At March 31, 1999, the Company's interest rate swap agreement converts outstanding variable rate debt totaling $11,055,752 to fixed rate debt for a period of time. At March 31, 1999, after adjusting for the effect of the interest rate swap agreement, the Company has fixed rate debt of $19,072,496 and variable rate debt of $24,825,000. Holding other variables constant, a one percentage point increase in interest rates would decrease the fair value of the fixed rate debt by $619,494. However, for variable rate debt, interest rate changes do not affect the fair value of the debt but do impact future earnings and cash flows. The earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be $51,337, holding other variables constant.


Item 5.  Other Information

            The date of the Company's 1999 annual meeting of shareholders has been set for July 29, 1999. Since the 1999 annual meeting of shareholders is scheduled for a date that is more than thirty days from the anniversary of the Company's 1998 annual meeting of shareholders, pursuant to Rules 14a-5(f) and 14a-8(c), shareholder proposals that are to be included in the proxy materials related to the Company's 1999 annual meeting of shareholders must be received at the Company's principal executive offices on or before June 7, 1999.

Item 6.  Exhibits and Reports on Form 8-K

     Exhibits  -

         Exhibit 27.1 Financial Data Schedule

     Reports on Form 8-K -

         None

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HUMPHREY HOSPITALITY TRUST, INC.



                                        By:  /s/ James I Humphrey, Jr
                                             ------------------------
                                             James I. Humphrey, Jr.
                                             President and Secretary

                                        Date: 5/14/99
                                              ------------------