Form 10-Q
period 1999-06-30
HUMPHREY HOSPITALITY TRUST INC
filed 1999-08-05
CIK 929545

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                          YES   X       NO
                             -------      ------

The number of shares of Common Stock, $.01 par value per share, outstanding on August 4, 1999 was 4,631,700.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                      INDEX

                                                                                                                  PAGE NUMBER
                                                                                                                  -----------
PART I.       FINANCIAL INFORMATION

Item 1.       HUMPHREY HOSPITALITY TRUST, INC.
              --------------------------------

              Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                                    3

              Consolidated Statements of  Operations
                 for the three and six months ended June 30, 1999 and June 30, 1998                                    4

              Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and
                 June 30, 1998                                                                                         5

              Notes to Consolidated Financial Statements                                                               6

              HUMPHREY HOSPITALITY MANAGEMENT, INC.
              -------------------------------------

              Balance Sheets as of June 30, 1999 and December 31, 1998                                                12

              Summary Statements of Operations and Changes in Retained Earnings (Deficit)
                 for the three and six months ended June 30, 1999 and June 30, 1998                                   13

              Statement of Cash Flows for the six months ended  June 30, 1999 and June 30, 1998                       14

              Notes to Financial Statements                                                                           15

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                   18

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                              24


PART II.      OTHER INFORMATION

Item 5.       Other Information                                                                                       24

Item 6.       Exhibits and Reports on Form 8-K                                                                        25

SIGNATURES                                                                                                            25


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        HUMPHREY HOSPITALITY TRUST, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                  As of
                                                                                June 30, 1999             December 31, 1998
                                                                                -------------             -----------------
                                                                                 (Unaudited)                  (Audited)
ASSETS

Investment in hotel properties, net of accumulated depreciation                 $ 71,434,793                $ 72,804,561
Cash and cash equivalents                                                              5,675                     541,864
Note receivable from sale of asset                                                   250,000                          --
Accounts receivable from Lessee                                                    2,890,719                   3,024,585
Deferred expenses, net of accumulated amortization                                 1,456,766                   1,778,083
Other assets                                                                         851,815                     695,197
                                                                                 -----------                ------------

            Total assets                                                        $ 76,889,768                $ 78,844,290
                                                                                  ==========                  ==========



LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Mortgage notes and bonds payable                                                $ 42,328,471                $ 44,195,724
Due to affiliates                                                                  1,293,686                          --
Accounts payable and accrued expenses                                              1,429,733                   1,733,211
                                                                                ------------                ------------

            Total liabilities                                                     45,051,890                  45,928,935
                                                                                 -----------                 -----------

Minority interest                                                                  5,027,266                   5,197,334
                                                                                ------------                ------------

COMMITMENTS AND CONTINGENCIES                                                             --                          --

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                            --                          --
Common stock. $.01 par value, 25,000,000 shares
  authorized, 4,631,700 shares issued and outstanding                                 46,317                      46,317
Additional paid-in capital                                                        29,039,282                  29,039,282
Distributions in excess of net earnings                                           (2,274,987)                 (1,367,578)
                                                                                -------------              --------------

                                                                                  26,810,612                  27,718,021
                                                                                 -----------                 -----------

            Total liabilities and shareholders' equity                          $ 76,889,768                $ 78,844,290
                                                                                 ===========                  ==========

-----------------------

                 See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                   (Unaudited)

                                                        Three months ended                      Six Months ended
                                                              June 30,                              June 30,
                                                   1999                   1998            1999                   1998
                                                   ----                   ----            ----                   ----
Revenue
      Percentage lease revenue                  $  3,192,465       $  2,354,422         $  6,040,233        $  4,258,727
      Other revenue                                    3,978              3,831               13,114               7,357
                                                   ---------          ---------           ----------          ----------

Total revenue                                      3,196,443          2,358,253            6,053,347           4,266,084
                                                   ---------          ---------            ---------           ---------

Expenses
      Interest                                       870,435            486,884            1,749,191           1,145,880
      Property operating expenses                    266,703            169,021              518,683             345,950
      General and administrative                     124,708            147,277              233,446             249,694
      Depreciation and amortization                1,026,333            563,291            2,076,014           1,115,551
                                                   ---------            -------            ---------           ---------

Total expenses                                     2,288,179          1,366,473            4,577,334           2,857,075
                                                   ---------          ---------            ---------           ---------

Income from operations                               908,264            991,780            1,476,013           1,409,009

Gain (loss) on sale of asset                        (78,487)            195,001             (78,487)             195,001

Income allocated to minority interest              (131,022)          (163,071)            (220,669)           (229,327)
                                                   ---------          ---------            ---------         -----------

Net income                                      $    698,755       $  1,023,710         $  1,176,857        $  1,374,683

Distributions in excess of net earnings,
  beginning of period                            (1,931,611)          (577,992)          (1,367,578)           (223,920)
Distributions declared                           (1,042,131)        (1,007,395)          (2,084,266)         (1,712,440)
                                                 -----------        -----------          -----------         -----------
Distributions in excess of net earnings,
  end of period                                 $(2,274,987)       $  (561,677)         $(2,274,987)        $  (561,677)
                                                 ===========        ===========          ===========         ===========

Basic earnings per common share                 $       0.15       $       0.24         $       0.25        $       0.35
Diluted earnings per common share               $       0.15       $       0.24         $       0.25        $       0.35

Weighted average shares :
      Basic                                        4,631,700          4,303,129            4,631,700            3,894,683
      Diluted                                      5,500,004 (2)      4,989,734(1)         5,500,004 (2)        4,566,753 (1)


---------------------


(1) Includes 746,043 units, which are redeemable on a one-for-one basis for shares of common stock.

(2) Includes 868,304 units, which are redeemable on a one-for-one basis for shares of common stock.


                 See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                   (UNAUDITED)

                                                                                            1999                    1998
                                                                                            ----                    ----
Cash flows from operating activities
      Net income                                                                     $   1,176,857              $1,374,683
      Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation and amortization                                                2,076,014               1,115,551
            Income allocated to minority interest                                          220,669                 229,327
            Loss (gain) on sale of asset                                                    78,487                (195,001)
            Changes in assets and liabilities
                  Decrease in accounts receivable from Lessee                              133,866                 120,990
                  Increase in other assets                                                 (91,242)                (16,966)
                  Franchise costs paid                                                          --                (204,500)
                  Increase in due to affiliates                                             19,276                      --
                  Increase in accounts payable
                    and accrued expenses                                                    63,131                 219,770
                                                                                       ------------             ----------

                        Net cash provided by operating activities                        3,677,058               2,643,854
                                                                                         ---------               ---------

Cash flows from investing activities
      Investment in hotel properties                                                      (714,293)            (11,791,873)
      Proceeds from sale of hotel                                                        1,131,443               1,457,603
      Deposit to replacement reserve                                                      (689,516)               (480,061)
      Withdrawals from replacement reserve                                                 624,141                 628,285
                                                                                           -------                 -------

                        Net cash provided by (used in) investing activities                351,775             (10,186,046)
                                                                                           -------             ------------

Cash flows from financing activities
      Draw on line of credit                                                             3,182,566              11,810,000
      Repayment of line of credit                                                       (6,260,183)            (11,954,942)
      Principal payments on long-term debt                                                 (48,634)                (50,000)
      Principal payments on capital leases                                                 (14,178)                (34,184)
      Net proceeds from issuance of stock                                                       --              10,929,599
      Proceeds from long term debt                                                       5,054,000                      --
      Repayment of bonds payable                                                        (3,795,000)                     --
      Financing costs paid                                                                (210,266)               (100,000)
      Distributions paid                                                                (2,473,327)             (1,753,948)
                                                                                        -----------             -----------

                        Net cash provided by financing activities                       (4,565,022)              8,846,525
                                                                                        -----------              ---------

                  Net (decrease) increase in cash and cash equivalents                    (536,189)              1,304,333

Cash and cash equivalents, beginning of period                                             541,864                 204,065
                                                                                           -------                 -------

Cash and cash equivalents, end of period                                                   $ 5,675              $1,508,398
                                                                                           =======              ==========

Supplemental disclosures of cash flow information:
      Cash paid during the period for interest                                         $ 1,968,797              $1,234,328
                                                                                       ===========              ==========

Supplemental disclosure of non-cash investing and financing activities:
During 1999, the Company acquired $51,894 of equipment subject to capital leases.

As of June 30, 1999, investment in hotel property includes $1,274,410 of amounts included in due to affiliates.

During 1999, the Company received a note receivable in the amount of $250,000 in connection with the sale of hotel assets.

                See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

Note 1.     Organization and Summary of Significant Accounting Policies

            Humphrey Hospitality Trust, Inc. was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. Humphrey Hospitality Trust, Inc., through its wholly-owned subsidiary Humphrey Hospitality REIT Trust (collectively, the "Company") owns a controlling partnership interest in Humphrey Hospitality Limited Partnership (the "Partnership") and through the Partnership owns interests in twenty-five existing limited-service hotels (including seven hotel properties acquired during 1998). The Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership"). As of June 30, 1999, the Company owns an 84.21% interest in the Partnership. The Company began operations on November 29, 1994.

            Since inception, the Partnership has leased all of its hotel facilities to Humphrey Hospitality Management, Inc. (the "Lessee"), a corporation majority owned by James I. Humphrey, Jr., the President and Chairman of the Board of the Company. The Lessee operates and leases the hotel properties pursuant to separate percentage lease agreements (the "Percentage Leases"), which provide for both fixed rents and percentage rents based on the revenues of the hotels.

The Company has completed the following public offerings since its inception:

        ------------------------------------------------------------------------------------------------------------------
                                                               Offering price per                      Net proceeds
                   Offering             Date completed                share           Shares sold     (in thousands)
        ------------------------------------------------------------------------------------------------------------------
        ------------------------------------------------------------------------------------------------------------------
        Initial public offering        November 29, 1994         $   6.00              1,321,700      $       6,950
        ------------------------------------------------------------------------------------------------------------------
        Second offering                  July 21, 1995           $   7.75              1,010,000      $       6,957
        ------------------------------------------------------------------------------------------------------------------
        Third offering                 December 6, 1996          $   8.25              1,150,000      $       8,645
        ------------------------------------------------------------------------------------------------------------------
        Fourth offering                 April 24, 1998           $  10.50              1,150,000      $      10,945
        ------------------------------------------------------------------------------------------------------------------


            On April 1, 1999, the Company paid off the bonds secured by its Rodeway Inn hotel located in Wytheville, VA. The Company utilized funds from its credit facility with Mercantile Safe Deposit and Trust Company (the "Mercantile Credit Facility") and obtained a short term loan with Crestar Bank to pay off the bonds. The Crestar Bank loan is for a period of one year and bears interest at the rate of LIBOR plus 300 basis points.

            On April 17, 1999, the Company chose to reduce its loan commitment from BankBoston from $35 million to $20 million. The remaining terms of the commitment are unchanged. In connection with the reduction in the commitment, $83,409 in unamortized loan costs were expensed through amortization on the Statement of Operations.

            On April 22, 1999, the Company executed an agreement to sell its Rodeway Inn hotel in Wytheville, VA for $1,450,000. The sale of the Rodeway Inn in Wytheville, VA closed on June 24, 1999 for $1,200,000 in cash and $250,000 in a note receivable. The note receivable shall be repaid in equal monthly installments of principal and interest based on a fifteen year amortization schedule, and will bear interest at 6.50% per annum. The Company utilized approximately $759,000 of the cash proceeds to pay off its short-term loan with Crestar Bank. The Company had executed an agreement on December 30, 1998, to sell the Wytheville hotel, to another purchaser for $1,450,000. The purchasers subsequently breached their obligations under the agreement and, on March 19, 1999, the Company filed an action in the Circuit Court of Wythe County, VA against the purchasers to, among other things, compel specific performance and recover damages under the agreement. The Company will continue with its suit for damages against the previous purchaser.

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

                                  JUNE 30, 1999

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

Basis of Presentation

            The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the disclosures normally required by generally accepted accounting principles or those made in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The financial

                        HUMPHREY HOSPITALITY TRUST, INC.

                                  JUNE 30, 1999

information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 1999, and the results of operations for the three and six months ended June 30, 1999 and June 30, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

            In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently in the process of evaluating the effect this new standard will have on its financial statements.

Note 2.  Merger Information

            On June 11, 1999 the Company announced plans to merge with Supertel Hospitality, Inc. ("Supertel"). Supertel owns and operates limited service hotel properties under the Super 8, Comfort Inn and Wingate Inn names located primarily in the Midwest and Texas. Under the merger agreement, Humphrey Hospitality would exchange 1.30 shares of Humphrey Hospitality Trust, Inc. common stock for each share of Supertel common stock. The boards of both companies have approved the merger. The merger is subject to a number of conditions, including approval by the shareholders of Humphrey Hospitality Trust, Inc. and the stockholders of Supertel. The Company has scheduled a shareholders meeting to vote on the merger on September 27, 1999, in Richmond, Virginia. Completion of the merger is expected in the fall of 1999.

            The merger agreement provides for the stockholders of Supertel to receive a pre-closing dividend of Supertel's earnings and profits, which Supertel presently expects to be in the range of $4.50 to $4.80 per share. The special dividend would be payable only if the merger occurs. Supertel has the right to terminate the agreement if the dividend is less than $4.00 per share of Supertel common stock. Under the merger agreement, the Company would acquire the hotel assets of Supertel. The 63 hotels (containing 4,558 rooms) and one office building acquired by the Company under the merger will be leased to a subsidiary of Humphrey Hospitality Management, Inc. Humphrey Hospitality Management, Inc. also leases and manages 25 hotels owned by the Company. After the merger, the Company will own 88 hotels with approximately 6,200 rooms located in 19 states.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                  JUNE 30, 1999

The following pro forma information for the six months ended June 30, 1999 is presented for informational purposes as if the merger with Supertel had occurred on January 1, 1999.

                        Humphrey Hospitality Trust, Inc.

                        SELECTED PRO FORMA FINANCIAL DATA

                                                                Six months ended
                                                                   June 30, 1999
                                                                   -------------
Revenues                                                             $16,351,000

Expenses                                                              12,070,000

Minority Interest                                                        309,000
                                                                    ------------

Net income                                                          $  3,972,000
                                                                    ============

Earnings per common share                                           $       0.36
                                                                    ============

Note 3.     Distributions

            The Company declares and pays dividends to its shareholders on a monthly basis. On June 30, 1999, the Company paid a $.075 per share distribution on each share of Common Stock outstanding (including the distribution to minority interest) to shareholders of record as of May 31, 1999. The distribution declared for shareholders of record as of June 30, 1999 was paid on July 30, 1999, at a rate of $.075 per share.

Note 4.     Commitments and Contingencies

            Pursuant to the Humphrey Hospitality Limited Partnership Agreement, the limited partners have certain redemption rights (the "Redemption Rights"), which enable them to cause the Partnership to redeem their Units in exchange for shares of Common Stock or for cash at the election of the Company. The Redemption Rights may be exercised by the limited partners at any time. At June 30, 1999, the aggregate number of shares of Common Stock issuable to the limited partners upon exercise of the Redemption Rights is 868,304. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Company.

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

The Company has future lease commitments from the Lessee through September 2008. Minimum future rental income under these noncancelable operating leases at December 31, 1998 is as follows:

                        HUMPHREY HOSPITALITY TRUST, INC.

                                  JUNE 30, 1999

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
                                                    ------

                                                   $42,737
                                                   =======

            For the three and six months ended June 30, 1999, the Company earned base rents of $1,409,070 and $2,813,473, respectively, as compared to base rents of $1,032,702 and $2,053,185 for the three and six months ended June 30, 1998. For the three and six months ended June 30, 1999, the Company earned percentage rents of $1,783,395 and $3,226,760, respectively, as compared to percentage rents of $1,321,720 and $2,205,542, for the three and six months ended June 30, 1998. As of June 30, 1999, $2,890,719 was due from the Lessee. The percentage rents are based on a percentage of gross room and other revenue.

            During the six months ended June 30, 1999, the Lessee provided for capital improvements totaling $1,843,913, which are the responsibility of the Company and have been capitalized and included in investment in hotel properties. As of June 30, 1999, $1,274,410 of that amount remained payable and is recorded in due to Lessee.

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

Note 5.     Mortgages and Bonds Payable

            The Company can borrow up to $25.5 million under the Mercantile Credit Facility which was renewed in May 1999 and has a term of three years. The Mercantile Credit Facility bears interest at the prime rate plus 25 basis points (presently 8.25%) and will mature on April 11, 2002. The Mercantile Credit Facility is secured by the Company's hotels located in Solomons, MD; Farmville, VA (2 hotels); Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA; Morgantown, WV and Rocky Mount, VA.

            On August 18, 1998, the Company obtained a $35 million credit facility from BankBoston (the "BankBoston Credit Facility"). On April 17, 1999 the Company reduced the commitment from $35 million to $20 million. In connection with the reduction in the commitment , $83,409 in unamortized loan costs were expensed through amortization on the Statement of Operations. The term of the BankBoston Credit Facility is for three years and bears interest at LIBOR plus between 165 and 215 basis points. The Company entered into an interest swap agreement that fixed the interest rate on a notional amount of approximately $11.2 million at a ceiling of 7.79%. The line is cross-collaterized by the Company's hotels located in Jackson, TN; Key Largo, FL; Ellenton, FL (2 hotels); Shelby, NC; Cleveland, TN; Dahlgren, VA; Princeton, WV and Dover, DE.

            On February 8, 1999, the Company obtained a $5.054 million, ten year, 7.75% fixed rate mortgage, from Susquehanna Bank on the Company's Comfort Inn and Holiday Inn Express hotels located in Gettysburg, PA.

            On February 26, 1999, the Company satisfied the bonds secured by its Comfort Inn hotel located in Morgantown, WV. This hotel was subsequently placed as additional collateral on the Mercantile Credit Facility. In connection with this transaction, $97,225 in unamortized loan costs were expensed through amortization on the Statement of Operations.

            On April 1, 1999, the Company paid off the bonds secured by the Rodeway Inn hotel located in Wytheville, VA. The Company utilized funds from the Mercantile Credit Facility and executed a short term note with Crestar Bank of approximately $763,000 (the "Note") to pay off the bonds. The Note bears interest at LIBOR plus 300 basis points and was paid off on June 24, 1999 with proceeds from the sale of the Rodeway Inn hotel in Wytheville, VA.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                  JUNE 30, 1999

Note 6.  Pro Forma Financial Information

The following pro forma information for the six months ended June 30, 1998 is presented for informational purposes as if the acquisition of all hotels by the Partnership and the commencement of the Percentage Leases had occurred on January 1, 1998. Historical information is presented for the six months ended June 30, 1999.

                        Humphrey Hospitality Trust, Inc.

                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS

                                                        Six months ended                      Six months ended
                                                          June 30, 1999                        June 30, 1998
                                                          -------------                        -------------
                                                          (Historical)                           (Proforma)
Total revenue                                               6,053,347                             6,050,556

Total expenses                                              4,577,334                             4,079,945
                                                            ---------                             ---------

Income from operations                                      1,476,013                             1,970,611

Loss on sale of asset                                        (78,487)                                    --

Income allocated to minority interest                       (220,669)                             (311,159)
                                                             --------                              --------

Net income                                              $   1,176,857                        $    1,659,452
                                                        =============                        ==============

Earnings per common share                               $        0.25                        $         0.36
                                                        =============                        ==============

Weighted average shares                                     4,631,700                             4,631,700

                      HUMPHREY HOSPITALITY MANAGEMENT, INC.

                                 BALANCE SHEETS

                                                                                 June 30,                December 31,
                                                                                   1999                      1998
                                                                                   ----                      ----
                                                                                (Unaudited)                (Audited)
                                     ASSETS

CURRENT ASSETS

         Cash and cash equivalents                                              $2,625,924                $3,262,524
         Accounts receivable                                                       492,346                   389,536
         Prepaid expenses                                                            9,797                    41,095
         Due from affiliates                                                     1,313,637                   405,765
         Other assets                                                               67,114                    71,973
                                                                                 ---------                 ---------

               Total current assets                                             $4,508,818                $4,170,893
                                                                                 =========                 =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

         Accounts payable                                                      $   561,435               $   426,685
         Accrued expenses                                                          777,686                   465,666
         Advance deposit                                                            20,603                    24,669
         Prepaid slip rental                                                        76,767                    32,817
         Due to affiliates                                                       2,890,719                 3,024,324
                                                                                 ---------                 ---------

               Total current liabilities                                         4,327,210                 3,974,161
                                                                                 ---------                 ---------


COMMITMENTS                                                                             --                        --

SHAREHOLDERS' EQUITY
         Common stock, $.01 par value, 1,000 shares authorized,
         134 and 100 shares, respectively issued and outstanding                         1                         1
         Paid-in capital                                                            50,369                        --
         Retained earnings                                                         171,238                   196,731
                                                                               -----------                ----------
                                                                                   221,608                   196,732
         Less: Note receivable - shareholder                                       (40,000)                       --
                                                                               ------------               ----------
         Total shareholders' equity                                                181,608                   196,732
                                                                                ----------                ----------

         Total liabilities and shareholders' equity                             $4,508,818                $4,170,893
                                                                                 =========                 =========

                       See notes to financial statements.

                      HUMPHREY HOSPITALITY MANAGEMENT, INC.

                          STATEMENTS OF OPERATIONS AND
                     CHANGES IN RETAINED EARNINGS (DEFICIT)
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                       Three months ended                             Six Months ended
                                                            June 30,                                        June 30,
                                                1999                        1998               1999                      1998
                                                ----                        ----               ----                      ----
Revenue
      Room revenue                            $7,306,385               $5,413,665            $13,159,236             $9,075,645
      Telephone revenue                          110,070                   83,221                221,174                157,633
      Slip revenue                                89,311                   90,528                149,175                162,246
      Interest revenue                            11,805                   15,229                 25,507                 25,124
      Other revenue                              146,133                  145,231                316,105                234,931
                                                 -------                  -------                -------                -------

            Total revenue                      7,663,704                5,747,874             13,871,197              9,655,579
                                               ---------                ---------             ----------              ---------

Expenses
      Salaries and wages                       1,827,838                1,252,186              3,396,097              2,373,000
      Room expense                               499,888                  295,581                895,959                511,153
      Telephone                                  114,058                   73,544                222,764                151,362
      Marina expense                               7,835                    8,415                 18,073                 15,696
      General and administrative                 424,205                  274,711                749,204                489,785
      Marketing and promotion                    272,632                  190,688                500,078                364,246
      Utilities                                  307,512                  231,578                631,598                465,891
      Repairs and maintenance                    215,990                  142,755                375,130                240,119
      Taxes and insurance                         69,303                   85,648                177,659                158,010
      Franchise fees                             389,257                  272,427                658,981                461,611
      Lease payments                           3,307,923                2,354,422              6,271,147              4,258,727
                                               ---------                ---------              ---------              ---------

            Total expenses                     7,436,441                5,181,955             13,896,690              9,489,600
                                               ---------                ---------             ----------              ---------

            Net income (loss)                $   227,263              $   565,919           $   (25,493)             $  165,979

      Retained earnings (deficit),
      beginning of period                       (56,025)                (214,996)                196,731                184,944
      Distributions paid                              --                 (90,000)                     --               (90,000)
                                             -----------                 --------            -----------               --------

      Retained earnings,
        end of period                        $   171,238              $   260,923            $   171,238            $   260,923
                                             ===========              ===========            ===========            ===========


                       See notes to financial statements.

                      HUMPHREY HOSPITALITY MANAGEMENT, INC.

                            STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                                                                1999                       1998
                                                                                                ----                       ----
Cash flows from operating activities

      Net income (loss)                                                                      $   (25,493)            $   165,979
      Adjustments to reconcile net income (loss) to net cash
         used in operating activities
            Changes in assets and liabilities
                  Increase in accounts receivable                                               (102,810)               (248,351)
                  Decrease in prepaid expenses                                                    31,298                  55,916
                  Decrease (increase) in other assets                                              4,859                  (3,175)
                  Increase (decrease) in accounts payable                                        134,750                  (1,505)
                  Increase in prepaid slip rentals                                                43,950                  43,310
                  Decrease in due to affiliates                                                 (133,605)               (105,453)
                  Increase (decrease) in accrued expenses                                        312,020                  (2,155)
                  (Decrease) increase in advance deposits                                         (4,066)                 14,543
                                                                                             ------------             ----------

                        Net cash provided by (used in)  operating activities                     260,903                 (80,891)
                                                                                             -----------              -----------

Cash flows from investing activities

      Advances to affiliates                                                                    (907,872)                     --
                                                                                                ---------             ----------

                        Net cash used in investing activities                                   (907,872)                     --
                                                                                               ----------             ----------

Cash flows from financing activities

      Issuance of common stock                                                                     10,369                    --
      Distributions paid                                                                              --               (90,000)
      Advance from shareholder                                                                    400,000(a)            200,000
      Repayment of advance from shareholder                                                     (400,000)(a)           (200,000)
                                                                                                -----------             --------

                        Net cash provided by (used in) financing activities                        10,369               (90,000)
                                                                                                ---------              ---------

                        Net decrease in cash and
                          cash equivalents                                                      (636,600)               (170,891)

Cash and cash equivalents, beginning of period                                                 3,262,524               2,483,403
                                                                                               ---------               ---------

Cash and cash equivalents, end of period                                                      $2,625,924              $2,312,512
                                                                                               =========              ==========

---------------------
(a) Mr. Humphrey provided a $400,000 line of credit to the Lessee in January 1999, at an interest rate equal to the prime rate plus 25 basis points. The line of credit was repaid to Mr. Humphrey in April 1999.


                       See notes to financial statements.

                      HUMPHREY HOSPITALITY MANAGEMENT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999

Note 1.     Organization and Summary of Significant Accounting Policies

            Humphrey Hospitality Management, Inc. (the "Lessee") was incorporated under the laws of the State of Maryland on August 18, 1994 to lease and operate hotel properties from Humphrey Hospitality Limited Partnership. As of December 31, 1998, James I. Humphrey, Jr. was the sole shareholder of the Lessee. On June 1, 1999, the Lessee sold shares of stock to certain of its officers, constituting a 25% interest in the company, in exchange for $10,369 in cash and a $40,000 note receivable.

Basis of Presentation

            The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessee's financial position as of June 30, 1999, and the results of operations for the three and six months ended June 30, 1999 and June 30, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

Accounts Receivable

            The Lessee considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Income Taxes

            The Lessee has elected to be treated as an S Corporation for federal and state income tax purposes. Therefore, no provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the shareholders individually.

Lease Expense

            Lease expense is recognized when accrued under the lease agreements from the date of acquisition of each hotel property. Contingent lease expense is accrued based on the probability of the future revenue target being achieved, in accordance with Emerging Issues Task Force ("EITF") 98-9.

Note 2.     Related Party Transactions

Shared Expenses

            Humphrey Associates, Inc. and HAI Management, Inc., affiliates of the Lessee, share certain operating expenses with the Lessee. Expenditures are allocated based on each entity's pro rata share of the expense. At June 30, 1999, $39,227 was due from affiliates for such allocated expenses. During the six months ended June 30, 1999, the Lessee provided for capital improvements totaling $1,843,913, which are the responsibility of the Company and have been capitalized and included in investment in hotel properties. As of June 30, 1999, $1,274,410 of that amount remained payable and is recorded as due from affiliates.

Note 3.     Commitments

            The Lessee has entered into percentage leases with the Partnership and the Subsidiary Partnership relating to each of

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                                  JUNE 30, 1999

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

                       Year
                       ----
                       1999                         $ 5,351,650
                       2000                           5,351,650
                       2001                           5,351,650
                       2002                           5,351,650
                       2003                           5,351,650
                       Thereafter                    15,976,885
                                                     ----------

                                                    $42,735,135
                                                    ===========

            For the three months and six months ended June 30, 1999, the Lessee incurred base rents of $1,409,070 and $2,813,473 respectively, as compared to base rents of $1,032,702 and $2,053,185 for the three and six months ended June 30, 1998. For the three and six months end June 30, 1999 the Company incurred percentage rents of $1,898,853 and $3,457,674 which includes contingent rents of $115,458 and $230,914 respectively, as compared to percentage rents of $1,321,720 and $2,205,542 for the three and six months ended June 30, 1998. As of June 30, 1999, the amount due the Partnership and the Subsidiary Partnership for lease payments was $2,890,719 collectively, and is included in due to affiliates on the balance sheet.

                      HUMPHREY HOSPITALITY MANAGEMENT, INC.

                                  JUNE 30, 1999

Note 4. Pro Forma Financial Information

The following pro forma information for the six months ended June 30, 1998 is presented for informational purposes as if the acquisition of all hotels by the Partnership and the commencement of the Percentage Leases had occurred on January 1, 1998. Historical information is presented for the six months ended June 30, 1999.

                      Humphrey Hospitality Management, Inc.

                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS

                                                                  Six months ended                 Six months ended
                                                                   June 30, 1999                     June 30, 1998
                                                                   -------------                     -------------
                                                                   (Historical)                       (Pro Forma)
Revenues
      Room revenue                                                $  13,159,236                     $  13,190,231
      Telephone revenue                                                 221,174                           246,091
      Slip revenue                                                      149,175                           162,246
      Interest revenue                                                   25,507                            25,124
      Other revenue                                                     316,105                           289,282
                                                                        -------                           -------

            Total revenue                                            13,871,197                        13,912,974
                                                                     ----------                        ----------
Expenses
      Salaries and wages                                              3,396,097                         3,328,773
      Room expense                                                      895,959                           763,925
      Telephone                                                         222,764                           220,503
      Marina expense                                                     18,073                            15,696
      General and administrative                                        749,204                           702,654
      Marketing and promotion                                           500,078                           496,462
      Utilities                                                         631,598                           656,874
      Repairs and maintenance                                           375,130                           368,954
      Taxes and insurance                                               177,659                           235,271
      Franchise fees                                                    658,981                           668,453
      Lease payments                                                  6,271,147                         6,043,199
                                                                      ---------                         ---------

            Total expenses                                           13,896,690                        13,500,764
                                                                     ----------                        ----------

            Net (loss) income                                      $   (25,493)                      $    412,210
                                                                   ============                      ============

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

            Humphrey Hospitality Trust, Inc. is a Virginia corporation that operates as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company, through Humphrey Hospitality REIT Trust, the Company's wholly-owned subsidiary, is the sole general partner of Humphrey Hospitality Limited Partnership and owns an 84.21% interest in the Partnership at June 30, 1999. As of June 30, 1999, the Partnership owned directly or indirectly twenty-five hotel properties (the "Hotels"). Eight of the Hotels were acquired by the Company in connection with its initial public stock offering in November 1994, one Hotel was acquired in July 1995, one Hotel was developed in 1996 and opened for business in January 1997, ten Hotels were acquired between February 1997 and September 1997 and seven Hotels were acquired between June 1998 and September 1998. One Hotel was sold in June 1998 and one in June 1999.

            In order for the Company to qualify as a REIT under the Code, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases the Hotels pursuant to percentage leases to Humphrey Hospitality Management, Inc., which is substantially owned by James I. Humphrey, a limited partner in the Partnership and Chairman of the Board of Directors and President of the Company. The Partnership's, and therefore the Company's, principal source of revenue is lease payments by the Lessee under the Percentage Leases. The Lessee's ability to make payments to the Partnership under the Percentage Leases is dependent on its ability to generate cash flow from the operation of the Hotels.

RESULTS OF OPERATIONS

Three months ended June 30, 1999 compared to the three months ended June 30,
1998

         The Company's total revenues for the three month period ended June 30, 1999, substantially consisted of Lease revenue recognized pursuant to the Leases. The Company's revenue during the three month period ended June 30, 1999 was $3,196,443 an increase of $838,190, or 35.6%, as compared to Company revenue of $2,358,253 for the same period during 1998. The improvement in revenues is primarily attributable to additional Lease revenue derived from the increase through acquisitions, in the total number of Hotels. Net income declined by $324,955, or 31.7% to $698,755, for the three months ended June 30, 1999, as compared to net income of $1,023,710 for the same period during 1998. The decline in net income is primarily attributable to adjustments to amortization expense of $83,409, due to the reduction in the BankBoston line of credit from $35 million to $20 million and $97,225 from the early retirement of bonds secured by the Comfort Inn-Morgantown, WV and the recognition of a $78,487 loss on the sale of the Rodeway Inn Hotel in Wytheville, VA. The decline is also the result of additional interest and depreciation and amortization expense, associated with the financing and acquisition of new Hotels. Depreciation expense also increased due to over $1 million of capital improvements during 1999. Net income for the three month period ended June 30, 1998 was aided by the $195,001 gain on the sale of the Comfort Inn located in Elizabethton, TN.

         The Lessee's room revenues from the Hotels increased by $1,892,720, or 34.9%, to $7,306,385 for the three months ended June 30, 1999, as compared to $5,413,665 of room revenue for the same period of 1998. The improvement in revenues is primarily attributable to the increase in the total number of Hotels leased. The average daily rate of the Hotels increased to $60.52 for the three months ended June 30, 1999, as compared to the pro forma average daily rate of $58.96 for the same period of 1998. Revenue per available room ("Revpar") was $45.07 for the three months ended June 30, 1999 as compared to pro forma Revpar of $44.10 for the same period of 1998, an increase of 2.2%. Lessee operating expenses increased by $2,254,486, or 43.5% primarily as the result of the increased number of Hotels under management, to $7,436,441, for the three months ended June 30, 1999, as compared to $5,181,955 for the same period of 1998. The net income for the three months ended June 30, 1999 was $227,263 as compared to a net income of $565,919 for the same period in 1998. The reduction in net income is primarily the result of the increase in the number of hotels and partly because of the

                        HUMPHREY HOSPITALITY TRUST, INC.

                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Lessee accrued $115,457 in contingent leases for the three months ended June 30, 1999.

Six months ended June 30, 1999 compared to the six months ended June 30, 1998

         The Company's total revenues for the six month period ended June 30, 1999, substantially consisted of Lease revenue recognized pursuant to the Leases. The Company's revenue during the six month period ended June 30, 1999 was $6,053,347 an increase of $1,787,263, or 41.9%, as compared to revenue of $4,266,084 for the same period during 1998. The improvement in revenues is attributed to the additional Lease revenue derived from the increase through acquisitions, in the number of Hotels. Net income decreased by $197,826 to $1,176,857, or 14.4% for the six months ended June 30, 1999 as compared to net income of $1,374,683 for the same period of 1998. The decline in net income is primarily attributable to adjustments to amortization expense of $83,409 due to the reduction in the BankBoston line of credit from $35 million to $20 million and $97,225 from the early retirement of bonds secured by the Comfort Inn-Morgantown, WV and the recognition of a $78,487 loss on the sale of the Rodeway Inn-Wytheville, VA. The decline is also the result of additional interest, depreciation and amortization expense associated with the financing and acquisition of new hotels. Depreciation expense also increased due to over $1 million of capital improvements during 1999. June 30, 1998 net income was aided by the $195,001 gain on the sale of the Comfort Inn-Elizabethton, TN.

         The Lessee's room revenues from the Hotels increased by $4,083,591, or 45%, to $13,159,236 for the six months ended June 30, 1999, as compared to $9,075,645 of room revenue for the same period of 1998. The improvement in revenues is primarily attributable to the increase in the number of Hotels. The average daily rate of the Hotels increased to $59.50 for the six months ended June 30, 1999, as compared to pro forma average daily rate of $58.42 for the same period of 1998. REVPAR was $40.72 for the six months ended June 30, 1999 as compared to pro forma REVPAR of $39.76 for the same period during 1998. Lessee operating expenses increased by $4,407,090, to $13,896,690 for the six months ended June 30, 1999, as compared to $9,489,600 or 46.4% for the same period during 1998. The Lessee experienced a net loss for the six months ended June 30, 1999 primarily due to the accrual of $230,914 in contingent lease payments.


         The following table shows certain other pro forma information as if the hotels acquired by the Partnership during 1998 had occurred on January 1, 1998. Historical information is presented for the three and six months ended June 30, 1999.

                                                             Three Months ended                  Six Months ended
                                                                   June 30,                          June 30,
                                                         1999               1998               1999                 1998
                                                         ----               ----               ----                 ----
              Occupancy rate                                74%               75%                 68%                 68%
              ADR                                        $60.52            $58.96              $59.50              $58.42
              REVPAR                                     $45.07            $44.10              $40.72              $39.76
              Room Revenues                          $7,306,385        $7,179,459         $13,159,236         $12,875,746
              Room nights available                     162,099           162,799             323,109             323,809
              Room nights occupied                      120,734           121,757             221,101             220,384

              Operating Hotels (at period end)               25                22                  25                  22
              Rooms available (at period end)             1,687             1,470               1,687               1,470

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

            For the three and six months ended June 30, 1999, the Company expended approximately $1.3 and 1.8 million respectively, for capital improvements to the Hotels. During the quarter, the Company's

                        HUMPHREY HOSPITALITY TRUST, INC.

                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Hotels located in Jackson, TN; Allentown, PA; Cleveland, TN; Brandon, FL; Shelby, NC; and Gettysburg, PA, underwent substantial capital improvements.

            The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters, with the exception of the Company's Hotels in Florida. These Hotels are busiest in the first and fourth quarters of the year. To the extent that cash flow from operating activities is insufficient to provide all of the estimated monthly distributions (particularly in the first quarter), the Company anticipates that it will be able to fund any such deficit from future working capital. As of June 30, 1999, the Company's cash and current accounts receivable balances exceed its current obligations by $210,691.

            The Company's Funds From Operations (net income plus minority interest and depreciation and amortization) ("FFO") was $1,735,319 for the three months ended June 30, 1999, which is an increase of $212,764, or 14% over FFO in the comparable period in 1998, which was $1,522,555. For the six months ended June 30, 1999, the Company's FFO was $3,140,314 which is an increase of $680,761, or 27.8% over FFO in the comparable period in 1998, which was $2,459,553. The improvements in FFO can be attributed to the addition of seven Hotels purchased during 1998. Management considers FFO to be a market accepted measure of an equity REIT's operating performance, which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performances. All REITs do not calculate FFO in the same manner, therefore, the Company's calculation may not be the same as the calculation of FFO for similar REITs. Beginning with the year ended December 31, 1997, the Company changed the way it computes FFO. The Company believes that its new method of computing FFO is more consistent with the guidelines established by the National Association of Real Estate Investment Trusts ("NAREIT") for calculating FFO. FFO, as defined under the NAREIT standard, consists of net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding non-recurring items, gains or losses from debt restructuring and sales of properties, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

The computation of historical FFO is as follows:

                                                     Historical Three                      Historical Three
                                                     Month Period Ended                    Month Period Ended
                                                     June 30, 1999          Per Share      June 30, 1998          Per Share
                                                     -------------          ---------      -------------          ---------
            Net income applicable to
              common shares                           $   698,755                           $  1,023,710

            Add (less):
              Minority interest                           131,022                                163,071
              Amortization of franchise costs              25,580                                 13,231
              Depreciation                                801,475                                517,544
              Loss (gain) on sale of asset                 78,487                              (195,001)
                                                      -----------                           ------------

            Funds From Operations                     $ 1,735,319            $ .32          $  1,522,555          $ .31
                                                      ===========            =====          ============          =====

                        HUMPHREY HOSPITALITY TRUST, INC.

                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                                     Historical Six                        Historical Six
                                                     Month Period Ended                    Month Period Ended
                                                     June 30, 1999         Per Share       June 30, 1998          Per Share
                                                     -------------         ---------       -------------          ---------
            Net income applicable to

              common shares                          $ 1,176,857                           $  1,374,683

            Add (less):

              Minority interest                          220,669                                229,327
              Amortization of franchise costs             50,959                                 27,536
              Depreciation                             1,613,342                              1,023,008
              Loss (gain) on sale of asset                78,487                              (195,001)
                                                     -----------                           ------------

            Funds From Operations                    $ 3,140,314           $ .57           $  2,459,553           $ .54
                                                     ===========           =====           ============           =====


Long-term debt as of June 30, 1999, of approximately $42.3 million, consisted of:

         Approximately $2.3 million, secured by a first deed of trust on the Comfort Inn Hotel located in Dublin, VA. The outstanding balance bears interest at a rate equal to 7.75% per annum with additional underwriters' fees increasing the interest rate to approximately 8%.

         Approximately $2.9 million, secured by a first deed of trust on the Hampton Inn Hotel located in Brandon, FL. The outstanding balance bears interest at a rate of 8% per annum.

         Approximately $5 million, secured by a mortgage on the Comfort Inn and Holiday Inn Express Hotels located in Gettysburg, PA. The outstanding balance bears interest at a rate of 7.75%.

         Approximately $10.9 million, under the BankBoston Credit Facility, which is secured and cross-collateralized by the Company's Hotels located in Jackson, TN; Ellenton, FL (2 hotels): Shelby, NC; Key Largo, FL; Cleveland, TN; Dahlgren, VA; Princeton, WV and Dover, DE. The interest rate on the BankBoston Credit Facility is LIBOR plus between 165 and 215 basis points. The Company entered into an interest rate swap agreement that fixes the interest on approximately $11.2 at a ceiling of 7.79%. The rate at June 30, 1999 was 7.79%.

         Approximately $21.2 million, under the Mercantile Credit Facility which is secured and cross-collateralized by, and cross-defaulted on the Company's Hotels located in Solomons, MD; Farmville, VA (2 hotels); Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA, Morgantown, WV, and Rocky Mount, VA . The interest rate on the Mercantile Credit Facility is variable at 25 basis points above the prime rate. The rate was 8% at June 30, 1999.

            The Company's debt policy provides that it may not carry consolidated indebtedness in excess of 55% of the aggregate purchase prices of the Hotels in which it has invested. The aggregate total purchase price paid by the Company for the Hotels as of June 30, 1999 is approximately $78.7 million. As of June 30, 1999, the Company's total outstanding indebtedness represents approximately 53.7% of the aggregate amount paid by the Company for the Hotels.

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

Seasonality of Hotel Business and the Hotels

            The hotel industry is seasonal in nature. Generally, hotel revenues for hotels operating in the geographic areas in which the Hotels operate are greater in the second and third quarters than in the first and fourth quarters, with the exception of the Company's Florida Hotels. The Company's Florida
Hotels are busiest in the first and fourth quarters of the year. The Hotels' operations historically reflect this trend. Although the hotel business is seasonal in nature, the Company believes that it generally will be able to make its expected distributions by using undistributed cash flow from the second and third quarters to fund any shortfall in cash flow from operating activities from the Hotels in the first and fourth quarters.

YEAR 2000

            Until recently, many computer systems and software products used only two digit entries to define a year. As a result, computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail.

            In response to the Year 2000 issue, the Company modified its existing information systems during 1998 to make them year 2000 compliant. The Company believes it has made all necessary modifications to its existing systems and does not expect that additional costs associated with Year 2000 compliance, if any, will be material to the Company's results of operations or financial condition.

            Because of the interdependence of information systems today, Year 2000 compliant companies may be affected by the Year 2000 readiness of their material suppliers, customers and other third parties, including the Lessee. The Lessee has completed an assessment of its information systems and is in the process of replacing noncompliant systems. Approximately 90% of the systems are currently compliant and the Lessee expects to replace all remaining noncompliant systems by early in the third fiscal quarter.

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

                        HUMPHREY HOSPITALITY TRUST, INC.

                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            While the Company believes its efforts are adequate to address its Year 2000 concerns, the Company could experience a material adverse effect on its results of operations and financial condition if the Lessee's Year 2000 compliance schedule is not met or if the Lessee encounters serious problems in its Year 2000 remediation efforts. Therefore, the Company and the Lessee are in the process of developing plans to address such contingencies. Such contingency plan will include, among other things, the development of back-up procedures. The Company and the Lessee expect to complete their contingency plans in the third quarter of 1999.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risks & Sensitivity Analysis

            The Company is exposed to various market risks, including fluctuations in interest rates. To manage these natural business exposures, the Company has entered into derivative transactions. The Company does not hold or issue derivative instruments for trading purposes. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. The following analyses presents the sensitivity of the market value, earnings and cash flows of the Company's financial instruments to hypothetical changes in the interest rates as if these changes occurred at June 30, 1999. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects that could impact the Company's business as a result of these changes in interest rates.

Interest Rate and Debt Sensitivity Analysis

            At June 30, 1999, the Company has debt totaling $42,328,471, including fixed rate debt totaling $7,984,560 and variable rate debt totaling $34,343,911. Included in the variable rate debt is $10,891,345 of debt subject to an interest rate swap agreement which effectively changes the characteristics of the interest rate without actually changing the debt instrument. At June 30, 1999, the Company's interest rate swap agreement converted outstanding variable rate debt totaling $10,891,345 to fixed rate debt for a period of time. At June 30, 1999, after adjusting for the effect of the interest rate swap agreement, the Company had fixed rate debt of $18,875,905 and variable rate debt of $23,452,566. Holding other variables constant, a one percentage point increase in interest rates would decrease the fair value of the fixed rate debt by $600,004. However , for variable rate debt, interest rate changes do not affect the fair value of the debt but do impact future earnings and cash flows. The earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be $118,023, holding other variables constant.

PART II. OTHER INFORMATION

Item 5.  Other Information

            On June 11, 1999, the Company entered into an Agreement and Plan of Merger with Supertel Hospitality, Inc. Under the terms of the merger agreement, Supertel will merge with and into the Company. See Note 2 to the Notes to Consolidated Financial Statements.

            As a result of the proposed merger with Supertel, and the shareholders vote in conjunction therewith, the date of the Company's 1999 annual meeting of shareholders has been postponed to September 27, 1999. Since the 1999 annual meeting of shareholders is scheduled for a date that is more than thirty days from the anniversary of the Company's 1998 annual meeting of shareholders, pursuant to Rules 14a-5(f) and 14a-8(c), shareholder proposals that are to be included in the proxy materials related to the Company's 1999 annual meeting of shareholders must be received at the Company's principal executive offices on or before August 9, 1999.

Item 6.  Exhibits and Reports on Form 8-K

      Exhibits  -


        2.1 Agreement and Plan of Merger dated June 11, 1999 between the Company and Supertel Hospitality, Inc. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on June 14, 1999).

        3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (Registration No. 33-83658)).

        3.2   Second Amended and Restated Bylaws of the Registrant.

       10.1 Declaration of Trust of Humphrey Hospitality REIT Trust (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

       10.2 Bylaws of Humphrey Hospitality REIT Trust (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

       10.3 Second Amended and Restated Agreement of Limited Partnership of Humphrey Hospitality Limited Partnership (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

       10.4 Second Amended and Restated Agreement of Limited Partnership of Solomons Beacon Inn Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11 (Registration No. 33-93346)).

       10.5 Agreement of Purchase and Sale dated March 26, 1997, between 344 Associates Limited Partnership and Humphrey Hospitality Limited Partnership for the Comfort Inn-Gettysburg, Pennsylvania (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

       10.6 Agreement of Purchase and Sale dated March 26, 1997, between 144 Associated Limited Partnership and Humphrey Hospitality Limited Partnership for the Holiday Inn Express-Gettysburg, Pennsylvania (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

       10.7 Purchase Agreement dated March 26, 1997, between 644 Associates Limited Partnership and Humphrey Hospitality Limited Partnership for the Holiday Inn Express - Allentown, Pennsylvania (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

       10.8 Purchase Agreement, dated March 26, 1997, between 544 Associates Limited Partnership and Humphrey Hospitality Limited Partnership for the Comfort Inn-Chambersburg, Pennsylvania Hotel (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

       10.9 Option Agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-11 (Registration No. 33-83658)).

       10.10  Non-Competition Agreement (incorporated by reference to Exhibit
              10.7 to the Company's Registration Statement on Form S-11 (Registration No. 33-83658)).

       10.11 Services Agreement dated as of January 1, 1996 between the Company and Humphrey Hospitality Management, Inc. (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-11 (Registration No. 333-15897)).

       10.12 First Amendment to Services Agreement, dated as of October 1, 1996, between the Company and Humphrey Hospitality Management, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-11 (Registration No. 333-15897)).

       10.13 Development Services Agreement, dated as of April 4, 1996, between Humphrey Hospitality Limited Partnership and Humphrey Development (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-11 (Registration No. 333-15897)).

       10.14 First Amendment to Development Services Agreement dated November 6, 1996 between the Partnership and Humphrey Development (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-11 (Registration No. 333-15897)).

       10.15 Agreement of Purchase and Sale dated May 31, 1998 between Allen Investments, Inc. and Humphrey Hospitality Limited Partnership for the Best Western - Ellenton, FL, the Shoney's Inn, Ellenton, FL and the Hampton Inn, Brandon, FL (incorporated by reference to Exhibit 2.1 to Form 8-K/A filed August 6, 1998).

       10.16 Revolving Credit and Guaranty Agreement dated August 18,1998 among the Company, Humphrey Hospitality Limited Partnership, Humphrey Hospitality REIT Trust and Solomons Beacon Limited Partnership and BankBoston, N.A. and other banks that may become parties to the agreement (incorporated by reference to Exhibit 10.8 to Form 10-K405 filed on March 31, 1999).

       10.17 First Amendment to BankBoston Revolving Credit and Guaranty Agreement dated November 30, 1998 (incorporated by reference to
              Exhibit 10.9 to Form 10-K405 filed on March 31, 1999).

       10.18 Shareholders' Agreement dated June 11, 1999, between Supertel Hospitality, Inc., Jeffrey Zwerdling, George R. Whittemore, Leah
              T. Robinson and Andrew A. Mayer.

       10.19 Shareholders' Agreement dated June 11, 1999, between the Company, Supertel Hospitality, Inc., Paul J. Schulte and Steve H. Borgmann.

       10.20 Agreement dated June 11, 1999 between the Company, Humphrey Hospitality Limited Partnership, Supertel Hospitality, Inc. and James I. Humphrey, Jr.

       10.21 Right of First Opportunity Agreement dated June 10, 1999, between the Company, Humphrey Hospitality Limited Partnership and Humphrey Hospitality Management, Inc.

       27.1   Financial Data Schedule

         Reports on Form 8-K -

               On June 14, 1999, the Company filed a Report on Form 8-K reporting that it had executed an Agreement and Plan of Merger with Supertel Hospitality Inc., whereby Supertel will merge with and into Humphrey Hospitality Trust Inc.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HUMPHREY HOSPITALITY TRUST, INC.


                                 By: /s/ James I Humphrey, Jr
                                    -------------------------
                                     James I. Humphrey, Jr.
                                     Chairman of the Board,
                                     President and Secretary

                                 Date: 8/04/99
                                      -----------------------