Form 10-Q
period 1999-09-30
HUMPHREY HOSPITALITY TRUST INC
filed 1999-11-15
CIK 929545

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1999.

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


Commission File Number: 0-25060




                        HUMPHREY HOSPITALITY TRUST, INC.
             (Exact name of registrant as specified in its charter)



           Virginia                                             52-1889548
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                 12301 Old Columbia Pike, Silver Spring MD 20904
                    (Address of principal executive offices)
                        Telephone number: (301) 680-4343



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:

                   Yes |X|                    No |_|

As of September 30, 1999, there were 5,032,200 common shares of the registrant outstanding.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                EXPLANATORY NOTE

 On October 26, 1999 Humphrey Hospitality Trust Inc. ("HHTI") and Supertel Hospitality, Inc. ("The Company" or "Supertel") consummated a merger pursuant to which the Company was merged (the "Merger") with and into HHTI. As a result of the Merger and in accordance with the provision of Accounting Principles Board Opinion No. 16, "Business Combinations," the Company will be considered the acquiring enterprise for financial reporting purposes. Accordingly, this Form 10-Q for the quarter ended September 30, 1998 presents the Company's historical financial information for that period.



                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I.     FINANCIAL INFORMATION

Item 1.     SUPERTEL HOSPITALITY, INC.

             Consolidated Balance Sheets as of September 30, 1999 and
               December 31, 1998                                             3

             Consolidated Statements of  Income
               for  the three and nine months ended September 30, 1999
               and September 30, 1998                                        4

             Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1999 and September 30, 1998               5

             Notes to Consolidated Financial Statements                      6


Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of  Operations                                    7

Item 3(a).   Quantitative and Qualitative Disclosures about Market Risk     10


Part II.    OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of  Security Holders           10

Item 5.      Other Information                                              10

Item 6.      Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                  11

Part I. FINANCIAL INFORMATION
Item 1.

                                    SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets

                                                                               September 30,         December 31,
ASSETS                                                                             1999                  1998
                                                                                   ----                  ----
                                                                                (Unaudited)
Property and equipment, at cost                                            $      114,863,505         113,530,994
Less accumulated depreciation                                                     (24,286,858)        (22,122,750)
                                                                           ------------------    ----------------
              Net property and equipment                                           90,576,647          91,408,244
                                                                           ------------------    ----------------
Current assets:
     Cash and cash equivalents                                                      2,610,007          11,520,593
     Accounts receivable                                                            1,606,104           1,428,531
     Prepaid expenses and other current assets                                      1,465,200             388,409
                                                                           ------------------    ----------------
              Total current assets                                                  5,681,311          13,337,533
                                                                           ------------------    ----------------


Other assets                                                                        1,360,604           1,493,002
                                                                           ------------------    ----------------
              Total assets                                                 $       97,618,562         106,238,779
                                                                           ==================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $        2,343,637           1,370,408
     Current income taxes payable                                                     850,000             207,900
       Accrued expenses                                                             3,332,671           3,738,309
                                                                           ------------------    ----------------
              Total current liabilities                                             6,526,308           5,316,617

Deferred income taxes                                                               1,197,964             926,075
Long-term debt                                                                     46,599,009          61,661,585
Other long-term liabilities                                                           390,278             415,278
                                                                           ------------------    ----------------
              Total liabilities                                                    54,713,559          68,319,555
                                                                           ------------------    ----------------

Shareholders' equity:
     Preferred stock, $1.00 par value. Authorized
         1,000,000 shares; none issued                                                     --                  --
     Common stock, $0.01 par value. Authorized
         10,000,000 shares; issued and outstanding
         5,032,200 and 4,843,400 shares, respectively                                  50,322              48,434
     Additional paid-in capital                                                    20,329,917          18,387,933
     Retained earnings                                                             22,524,764          19,482,857
                                                                           ------------------    ----------------
              Total shareholders' equity                                           42,905,003          37,919,224
                                                                           ------------------    ----------------
              Total liabilities and shareholders' equity                   $       97,618,562         106,238,779
                                                                           ==================    ================

See accompanying notes to consolidated financial statements.

                                    SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                                         Consolidated Statements of Income
                                                    (Unaudited)



                                              Three Month Period Ended               Nine Month Period Ended
                                                    September 30,                         September 30,
                                                    -------------                         -------------
                                              1999               1998              1999                1998
                                              ----               ----              ----                ----
Revenue:
     Room revenue                         $    14,446,101         14,231,204        38,720,898         37,903,952
     Other hotel revenue                          421,542            425,741         1,234,627          1,194,653
                                          ---------------    ---------------    --------------    ---------------
         Total hotel revenue                   14,867,643         14,656,945        39,955,525         39,098,605
                                          ---------------    ---------------    --------------    ---------------
     Other revenue                                 26,190             22,936            78,269             86,925
                                          ---------------    ---------------    --------------    ---------------
         Total revenue                         14,893,833         14,679,881        40,033,794         39,185,530
                                          ---------------    ---------------    --------------    ---------------

Expenses:
Hotel operating expenses:
     Payroll and payroll taxes                  3,654,147          3,413,176        10,324,164          9,325,077
     Royalties and advertising fund               905,158            897,296         2,447,488          2,355,088
     Other hotel operating expenses             3,964,968          3,950,741        11,140,732         10,787,863
                                          ---------------    ---------------    --------------    ---------------
         Total hotel operating expense          8,524,273          8,261,213        23,912,384         22,468,028
Interest expense                                  851,685            977,580         2,620,585          3,128,775
Depreciation and amortization                   1,167,910          1,110,089         3,475,013          3,299,683
General and administrative                        791,450            992,443         2,711,566          3,151,969
Loss on properties                              1,323,710             13,311         1,377,733             54,831
                                          ---------------    ---------------    --------------    ---------------
         Total expenses                        12,659,028         11,354,636        34,097,281         32,103,286
                                          ---------------    ---------------    --------------    ---------------
Income before income taxes                      2,234,805          3,325,245         5,936,513          7,082,244

Income tax expense                              1,413,922          1,330,103         2,894,605          2,832,898
                                          ---------------    ---------------    --------------    ---------------
         Net income                       $       820,883          1,995,142         3,041,908          4,249,346
                                          ===============    ===============    ==============    ===============

Net income per share -basic and diluted   $          0.17               0.41              0.63               0.88
                                          ===============    ===============    ==============    ===============

Weighted average
         shares outstanding - basic             4,847,728          4,842,140         4,844,858          4,840,730
                                          ===============    ===============    ==============    ===============

See accompanying notes to consolidated financial statements.

                                    SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                           -------------
                                                                                   1999                  1998
                                                                                   ----                  ----
Cash flows from operating activities:
     Net income                                                            $        3,041,908           4,249,346
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                              3,475,013           3,299,683
         Loss on properties                                                         1,377,733              54,831
         Deferred income taxes                                                        271,889             218,700
         Changes in assets and liabilities:
              Accounts receivable                                                    (177,573)           (324,063)
              Prepaid expenses and other assets                                    (1,093,716)           (452,219)
              Accounts payable                                                        973,229             577,628
              Accrued expenses and other liabilities                                  211,462           2,072,872
                                                                           ------------------    ----------------

              Net cash provided by operating activities                             8,079,945           9,696,778
                                                                           ------------------    ----------------

Cash flows from investing activities:
     Additions to property and equipment                                           (3,896,667)         (4,154,450)
     Proceeds from sale of property and equipment                                      24,840              24,032
                                                                           ------------------    ----------------

              Net cash used in investing activities                                (3,871,827)         (4,130,418)
                                                                           ------------------    ----------------

Cash flows from financing activities:
     Repayments of long-term debt                                                 (15,062,576)        (41,907,873)
     Proceeds from long-term debt                                                          --          27,053,256
     Proceeds from issuance of common stock                                         1,943,872              41,438
                                                                           ------------------    ----------------

              Net cash used in financing activities                               (13,118,704)        (14,813,179)
                                                                           ------------------    ----------------

              Net decrease in cash and cash equivalents                            (8,910,586)         (9,246,819)

Cash and cash equivalents at beginning of period                                   11,520,593           9,532,430
                                                                           ------------------    ----------------
Cash and cash equivalents at end of period                                 $        2,610,007             285,611
                                                                           ==================    ================

See accompanying notes to consolidated financial statements.

                           SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED)



(1)      CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of September 30, 1999 and the consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998 have been prepared by Supertel Hospitality, Inc. (the "Company" or "Supertel"), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 1999 and for all periods presented. Balance sheet data as of December 31, 1998 has been derived from the audited consolidated financial statements as of that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended December 31, 1998. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

(2)      BUSINESS COMBINATION

         On October 26, 1999 Humphrey Hospitality Trust, Inc. (HHTI) and the Company consummated the Merger pursuant to which HHTI exchanged 1.30 shares of its common stock for each share of the Company's common stock. The Merger agreement provided for the shareholders of the Company to receive a pre-closing dividend of the Company's earnings and profits. The earnings and profits dividend of $5.13 per share was paid to shareholders on October 25, 1999. The boards and shareholders of both companies approved the merger.

(3) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recognized an impairment of its Bullhead City, Arizona property and reduced its value on the balance sheet and included in the loss on properties a write down of $1,300,000.

(4)      SHARE OPTIONS

         The Company has a share option plan under which trustees, officers and employees may be granted awards of share options. The purpose of the plan is to provide equity-based incentive compensation based on the long-term appreciation in value of the Company's shares. The Merger agreement provided for the vesting of all outstanding option shares just prior to the Merger. The balance of options granted and vested and exercised at September 29, 1999 was 188,300 exercisable with an option price per share range from $8.50 to $13.75 and in the aggregate at an average of $10.47 per share. All of the option shares were exercised on September 29, 1999, increasing shareholders equity by approximately $1,944,000. The option prices were equal to the market prices at the date of grant and accordingly, no compensation cost has been recognized for options in the financial statements.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    This report contains forward-looking statements and information relating to Supertel that are based on the beliefs of Supertel's management as well as assumptions made by and information currently available to Supertel's management. Such statements reflect the current views of Supertel with respect to future events and are subject to certain risks, uncertainties and assumptions, including the business factors described in Supertel's 1998 Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated or expected.


Recent Developments
On October 26, 1999 Humphrey Hospitality Trust, Inc. (HHTI) and the Company consummated the Merger pursuant to which HHTI exchanged 1.30 shares of its common stock for each share of the Company's common stock. The Merger agreement provided for the stockholders of the Company to receive a pre-closing dividend of the Company's earnings and profits. The earnings and profits dividend of $5.13 per share was paid to shareholders on October 25, 1999. The boards and shareholders of both companies approved the merger. In order to finance the earnings and profits dividend for the merger, Supertel has executed and closed loan agreements on October 25, 1999, which replaced all of the debt presented on the balance sheet as of September 30, 1999 except for the Bertha Wetzler note referenced below. The following table presents a summary of terms for the new loans.

                                             Approximate
                                            Loan Balance
                                              At Closing      Interest          Maturity
         Lender                                10/25/99          Rate             Year   Other information
         ---------------------------------------------------------------------------------------------------------
         US Bank Line of Credit             $ 4,955,000         7.99%             2001    LIBOR + 175-225,
                                                                                          Fixed at 60,90,180 days
         US Bank E&P Term loan              $13,000,000         8.31%             2002    15 Year Amortization
         US Bank Term loan                  $10,000,000         8.53%             2004    15 Year Amortization
         First National Bank of Omaha       $15,000,000         8.40%             2009    20 Year Amortization
         Mercantile Bank                    $ 6,700,000         8.30%             2004    20 Year Amortization
         Marquette Capital Bank, N.A.       $26,000,000         8.69%             2000    25 Year Amortization
         Bertha Wetzler                         820,000         9.25%             2009

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

               Humphrey Hospitality Trust, Inc.
               SELECTED PRO FORMA FINANCIAL DATA

                                                    Nine months ended
                                                   September 30, 1999
                                                   ------------------
             Revenues                                  $25,317,000
             Expenses                                   17,944,000
             Minority Interest                             580,000
                                                       -----------

             Net income                                $ 6,793,000
                                                       ===========
             Earnings per common share                 $      0.61
                                                       ===========



                                                         Continued

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

Results of Operations

For the Third Quarter and Nine Months Ended September 30, 1999 and 1998

Total hotel revenues for the third quarter were $14,867,643, an increase of $210,698 or 1.44%, over total revenues of $14,656,945 for the third quarter of 1998. Total hotel revenues for the first nine months were $39,955,525, an increase of $856,920 or 2.19% over the total revenues of $39,098,605 for the first nine months of 1998. The increase for the third quarter was primarily due to an increase of $214,897 in revenues from lodging operations and a decrease of $4,199 from other lodging activities (which consist of telephone, vending, movie revenue and other purchased services). The increase for the first nine months was primarily due to an increase of $816,946 in revenue from lodging operations and $39,974 from other lodging activities.

The increase in revenues from lodging operations for the third quarter resulted primarily from the addition of the Neosho, MO property in August 1998 and the rooms added to the Creston, IA property in March 1999. Room revenues increased from renting 302,492 rooms at increased rates in 1999 compared to 304,927 rooms at lower rates in the third quarter of 1998. The increase in revenues from lodging operations for the first nine months resulted primarily from the addition of the Neosho, MO property in August 1998 and the rooms added to the Creston, IA property in March 1999. Room revenues increased from renting 831,614 rooms at increased rates in 1999 compared to 832,542 rooms rented at lower rates in the first nine months of 1998.

Revenues were impacted by an increase in the average daily room rate in the third quarter of 1999. An average daily room rate of $49.15 was achieved compared to $48.07 for the third quarter of 1998, an increase of $1.08 or 2.2%. For the first nine months, the average daily room rate was $48.05 in 1999 compared to $46.96 for the first nine months of 1998, an increase of $1.09 or 2.3%.

Revenue per available room for the third quarter of 1999 decreased to $35.49 from $35.54, a decrease of $0.05 or .1%. Revenue per available room for the first nine months of 1999 increased to $32.19 from $32.09, an increase of $0.10 or .3%.

Occupancy as a percentage of rooms available for the third quarter of 1999 was 72.2% versus 73.9% for the same period in 1998. Occupancy as a percentage of rooms available for the first nine months of 1999 was 67.0% versus 68.3% for the same period in 1998. There was only one unseasoned property at the end of the third quarter of 1999.

Hotel operating expenses for the third quarter of 1999 were $8,524,273 compared to $8,261,213 for the third quarter of 1998, an increase of $263,060 or 3.2%. Hotel operating expenses for the first nine months of 1999 were $23,912,384 compared to $22,468,028 for the first nine months of 1998, and increase of $1,444,356 or 6.4%. The increase in hotel operating expense for the first nine months of 1999 was due in part to the increase in the payroll and payroll tax expenses. The increase in payroll and payroll taxes expense resulted from wage rate pressure and an increase in hours worked attributed to employee turnover.

Interest expense decreased by $125,895 or 12.9% for the third quarter of 1999 from $977,580 for the third quarter of 1998 to $851,685 in 1999. Interest expense decreased by $508,190 for the first nine months of 1999 from $3,128,775 in 1998 to $2,620,585 in 1999 or 16.2%. The decrease was primarily due to using cash flow from operations to pay down debt.


                                                                       Continued

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Depreciation and amortization expenses for the third quarter of 1999 were $1,167,910 compared to $1,110,089 for the third of 1998, an increase of $57,821 or 5.2%. Depreciation and amortization expenses for the first nine months of 1999 were $3,475,013 compared to $3,299,683 for the first nine months of 1998, an increase of $175,330 or 5.3%. The increase in depreciation expense for the third quarter and nine months ended September 30, 1999 as compared to the corresponding periods in 1998 is due to the opening of the Creston, IA addition.

General and administrative expenses for the third quarter of 1999 were $791,450 compared $992,443 in the third quarter of 1998, a decrease of $200,993 or 20.3%. General and administrative expenses for the first nine months of 1999 were $2,711,566 compared to $3,151,969 for the first nine months of 1998, a decrease of $440,403 or 14.0%. The percentage decrease is due to a reduced bonus compensation accrual as a result of not reaching certain performance goals in the third quarter and first nine months of 1999.

Loss on properties was recorded for the three and nine months ended September 30, 1999 and September 30, 1998. For the three and nine months ended September 30, 1999 a $1,300,000 loss on properties was recognized as an impairment of fair value of the property in Bullhead City, AZ. The balance of loss on properties for the three and nine months ended September 30, 1999 and September 30, 1998 was a result of losses on sales of property assets.

As a result of the aforementioned operating factors and general business conditions, net income for the third quarter of 1999 was $820,883 or $.17 per share versus net income of $1,995,142 or $.41 per share for the corresponding period in 1998.

Net income for the nine months of 1999 was $3,041,908 or $.63 per share versus net income of $4,249,346 or $.88 per share, for the corresponding period in 1998.

Liquidity and Capital Resources -

Supertel's growth has been financed through a combination of cash provided from operations and long-term debt financing. Cash provided from operations was approximately $8,080,000 for the first nine months of 1999 and $9,697,000 for the first nine months of 1998. Supertel requires capital principally for the construction, acquisition and improvement of lodging facilities. Capital expenditures for such purposes were approximately $3,897,000 in the first nine months of 1999 and approximately $4,154,000 in the first nine months of 1998.

Long-term debt was $46,599,009 at September 30, 1999 and $61,661,585 at December 31, 1998. Supertel's current installments of long-term debt were $2,133,486 at September 30, 1999 and $2,437,936 at December 31, 1998. Supertel's loan agreements contain certain restrictions and covenants related to, among other things, minimum debt service, maximum debt per motel room, and maximum debt to tangible net worth. At September 30, 1999, Supertel was in compliance with these covenants.

Supertel plans to renovate, construct, and acquire motel rooms in 1999 and after the merger in 2000. Supertel believes that a combination of cash flow from operations, borrowing available under its line of credit, securing new short and long-term facilities and the ability to leverage unencumbered properties will be sufficient to fund scheduled development, acquisitions and debt repayment.



                                                                       Continued

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Year 2000

In 1998, Supertel began preparing its computer-based systems for Year 2000 ("Y2K") computer software compliance issues. Historically, certain computer programs were written using two digits rather than four to define the applicable year. As a result, software may recognize a date using the two digits "00" as 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail. Supertel's Y2K project covers both traditional computer systems and infrastructure ("IT Systems") and computer based hardware and software, facilities, and equipment ("Non-IT Systems").

Supertel has completed an assessment of its IT and Non-IT Systems and has replaced all non-compliant systems. Approximately 100% of the systems are believed to be compliant. Supertel does not have any material suppliers or customers and the Y2K non-compliance of any particular supplier should not materially affect Supertel.

Recent Accounting Pronouncements

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective January 1, 2001. Management does not believe adoption of this Statement will have a material impact on Supertel's financial position, results of operations or cash flows.

Item 3 (a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change in Supertel's interest rate exposure subsequent to December 31, 1998.

Part II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of the stockholders of Supertel Hospitality Inc. was held at the DoubleTree Hotel in Omaha, Nebraska commencing at 11:00 a.m. on September 27, 1999. The stockholders approved and adopted the Agreement and Plan of Merger between Supertel and HHTI. Voting on the matter was as follows:

         1. Approval and adoption of the Agreement and Plan of Merger between Supertel and HHTI:

             FOR ....................................... 3,713,584
             AGAINST ...................................   200,045
             ABSTAIN....................................       500

Item 5. Other Information.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
         A.       Exhibits
                  Financial Data Schedule
         B.       Reports on Form 8-K.

Supertel and HHTI filed a Form 8-K dated November 2, 1999 reporting that HHTI and Supertel had consummated its Agreement and Plan of Merger whereby Supertel would merge with and into HHTI.







                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                  HUMPHREY HOSPITALITY TRUST, INC.

                  By: /s/ PAUL J. SCHULTE
                  PAUL J. SHULTE
                  CHAIRMAN OF THE BOARD,
                  CHIEF EXECUTIVE OFFICER


DATED this 15th day of November 1999.