Form 10-Q/A
period 1999-09-30
HUMPHREY HOSPITALITY TRUST INC
filed 1999-12-10
CIK 929545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A

(Mark One)

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Quarterly Period Ended September 30, 1999.

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

            Yes [x]                                   No [ ]

As of November 30, 1999, there were 11,173,543 shares of common stock, par value $.01 per share, outstanding.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                EXPLANATORY NOTE

On October 26, 1999, Humphrey Hospitality Trust Inc. ("HHTI") and Supertel Hospitality, Inc. ("Supertel") consummated a Merger pursuant to which Supertel was merged (the "Merger") with and into HHTI. As a result of the Merger and in accordance with the provision of Accounting Principles Board Opinion No. 16, "Business Combinations," Supertel will be considered the acquiring enterprise for financial reporting purposes. Accordingly, Part I of this amended Form 10-Q/A for the quarter ended September 30, 1999 presents Supertel's historical financial information for that period. HHTI has voluntarily included its historical financial and pro forma financial information for the quarter ended September 30, 1999 under Item 5 of Part II of this report.


                                     INDEX

                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------
Part I.       FINANCIAL INFORMATION

Item 1.        SUPERTEL HOSPITALITY, INC.
               --------------------------
                   Consolidated Balance Sheets as of September 30, 1999 (Unaudited)                                 3
                     and December 31, 1998

                   Consolidated Statements of  Income
                     for the three and nine months ended September 30, 1999 and                                     4
                     September 30, 1998 (Unaudited)

                   Consolidated Statements of Cash Flows for the nine months ended
                     September 30, 1999 and September 30, 1998 (Unaudited)                                          5

                   Notes to Consolidated Financial Statements (Unaudited)                                           6


Item 2.        Management's Discussion and Analysis of Financial Condition and Results of                           8
 Operations

Item 3(a).   Quantitative and Qualitative Disclosures about Market Risk                                            11



Part II.    OTHER INFORMATION
Item 4.       Submission of Matters to a Vote of  Security Holders                                                 12
Item 5.       Other Information - Humphrey Hospitality Trust, Inc. and Humphrey Hospitality
              Management, Inc. Financial Information                                                               13

Item 6.       Exhibits and Reports on Form 8-K                                                                     38

SIGNATURES                                                                                                         41



Part I. FINANCIAL INFORMATION
Item 1.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                     September 30,   December 31,
ASSETS                                                    1999           1998
                                                     --------------  -------------
                                                      (Unaudited)

Property and equipment, at cost                       $114,863,505   $113,530,994
Less accumulated depreciation                          (24,286,858)   (22,122,750)
                                                      ------------   ------------
       Net property and equipment                       90,576,647     91,408,244

Cash and cash equivalents                                2,610,007     11,520,593
Accounts receivable                                      1,606,104      1,428,531
Prepaid expenses and other current assets                1,465,200        388,409
Other assets (net of accumulated amortization
  of $1,451,937 and $1,300,288)                          1,360,604      1,493,002
                                                      ------------   ------------
       Total assets                                   $ 97,618,562   $106,238,779
                                                      ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                      $  2,343,637   $  1,370,408
Current income taxes payable                               850,000        207,900
Accrued expenses                                         3,332,671      3,738,309
Deferred income taxes                                    1,197,964        926,075
Long-term debt                                          46,599,009     61,661,585
Other long-term liabilities                                390,278        415,278
                                                      ------------   ------------
       Total liabilities                                54,713,559     68,319,555
                                                      ------------   ------------

Shareholders' equity:
  Preferred stock, $1.00 par value. Authorized
     1,000,000 shares; none issued                              --             --
  Common stock, $0.01 par value. Authorized
     10,000,000 shares; issued and outstanding
     5,032,200 and 4,843,400 shares, respectively           50,322         48,434
  Additional paid-in capital                            20,329,917     18,387,933
  Retained earnings                                     22,524,764     19,482,857
                                                      ------------   ------------
       Total shareholders' equity                       42,905,003     37,919,224
                                                      ------------   ------------
       Total liabilities and shareholders' equity     $ 97,618,562   $106,238,779
                                                      ============   ============




See accompanying notes to consolidated financial statements.

                   SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income
                                  (Unaudited)




                                            Three Month Period Ended    Nine Month Period Ended
                                                  September 30,               September 30,
                                                  -------------               -------------
                                               1999          1998          1999          1998
                                           -------------  -----------  -------------  -----------

Revenue:
  Room revenue                               $14,446,101  $14,231,204    $38,720,898  $37,903,952
  Other hotel revenue                            421,542      425,741      1,234,627    1,194,653
                                             -----------  -----------    -----------  -----------
     Total hotel revenue                      14,867,643   14,656,945     39,955,525   39,098,605
                                             -----------  -----------    -----------  -----------
  Other revenue                                   26,190       22,936         78,269       86,925
                                             -----------  -----------    -----------  -----------
     Total revenue                            14,893,833   14,679,881     40,033,794   39,185,530
                                             -----------  -----------    -----------  -----------

Expenses:
Hotel operating expenses:
  Payroll and payroll taxes                    3,654,147    3,413,176     10,324,164    9,325,077
  Royalties and advertising fund                 905,158      897,296      2,447,488    2,355,088
  Other hotel operating expenses               3,964,968    3,950,741     11,140,732   10,787,863
                                             -----------  -----------    -----------  -----------
     Total hotel operating expense             8,524,273    8,261,213     23,912,384   22,468,028
Interest expense                                 851,685      977,580      2,620,585    3,128,775
Depreciation and amortization                  1,167,910    1,110,089      3,475,013    3,299,683
General and administrative                       791,450      992,443      2,711,566    3,151,969
Loss on properties                             1,323,710       13,311      1,377,733       54,831
                                             -----------  -----------    -----------  -----------
     Total expenses                           12,659,028   11,354,636     34,097,281   32,103,286
                                             -----------  -----------    -----------  -----------
Income before income taxes                     2,234,805    3,325,245      5,936,513    7,082,244

Income tax expense                             1,413,922    1,330,103      2,894,605    2,832,898
                                             -----------  -----------    -----------  -----------
     Net income                              $   820,883  $ 1,995,142    $ 3,041,908  $ 4,249,346
                                             ===========  ===========    ===========  ===========

Net income per share -basic and diluted            $0.17        $0.41          $0.63        $0.88
                                             ===========  ===========    ===========  ===========

Weighted average shares outstanding
  - Basic and diluted                          4,847,728    4,842,140      4,844,858    4,840,730
                                             ===========  ===========    ===========  ===========

See accompanying notes to consolidated financial statements.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                            Nine Months Ended
                                                              September 30,
                                                              -------------
                                                           1999           1998
                                                           ----           ----

Cash flows from operating activities:
  Net income                                           $  3,041,908   $  4,249,346
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                        3,475,013      3,299,683
     Loss on properties                                   1,377,733         54,831
     Deferred income taxes                                  271,889        218,700
     Changes in assets and liabilities:
       Accounts receivable                                 (177,573)      (324,063)
       Prepaid expenses and other current assets         (1,076,791)      (452,219)
       Accounts payable                                     973,229        577,628
       Current income taxes payable                         642,100      1,265,386
       Accrued expenses and other liabilities              (430,638)       807,486
                                                       ------------   ------------

       Net cash provided by operating activities          8,096,870      9,696,778
                                                       ------------   ------------

Cash flows from investing activities:
  Additions to property, equipment and other assets      (3,913,592)    (4,154,450)
  Proceeds from sale of property and equipment               24,840         24,032
                                                       ------------   ------------

       Net cash used in investing activities             (3,888,752)    (4,130,418)
                                                       ------------   ------------

Cash flows from financing activities:
  Repayments of long-term debt                          (15,062,576)   (41,907,873)
  Proceeds from long-term debt                                   --     27,053,256
  Proceeds from issuance of common stock                  1,943,872         41,438
                                                       ------------   ------------

       Net cash used in financing activities            (13,118,704)   (14,813,179)
                                                       ------------   ------------

       Net decrease in cash and cash equivalents         (8,910,586)    (9,246,819)

Cash and cash equivalents at beginning of period         11,520,593      9,532,430
                                                       ------------   ------------
Cash and cash equivalents at end of period             $  2,610,007   $    285,611
                                                       ============   ============

See accompanying notes to consolidated financial statements.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of September 30, 1999 and the consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998 have been prepared by Supertel Hospitality, Inc. ("Supertel"), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 1999 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 1998 has been derived from the audited consolidated financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Supertel's Form 10-K Annual Report for the year ended December 31, 1998. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

(2)  BUSINESS COMBINATION

     On October 26, 1999, Humphrey Hospitality Trust, Inc. (HHTI) and Supertel consummated the Merger pursuant to which HHTI exchanged 1.30 shares of its common stock for each outstanding share of Supertel's common stock. As a result of the Merger and in accordance with the provision of Accounting Principles Board Opinion No. 16, "Business Combinations," Supertel will be considered the acquiring enterprise for financial reporting purposes. Accordingly, Part I of this amended Form 10-Q/A for the quarter ended September 30, 1999 presents Supertel's historical financial information for that period. The Merger agreement provided for the shareholders of Supertel to receive a pre-closing dividend of Supertel's earnings and profits. The earnings and profits dividend of $5.13 per share was paid to Supertel shareholders on October 25, 1999. The boards and shareholders of both companies approved the Merger.

     The 63 hotels (containing 4,558 rooms) and one office building acquired by HHTI under the Merger will be leased to a subsidiary of Humphrey Hospitality Management, Inc. (the "Lessee"). The Lessee also leases and manages 25 hotels owned by HHTI. After the Merger, HHTI will own 88 hotels with approximately 6,200 rooms located in 19 states. The following pro forma information for the nine months ended September 30, 1999 is presented for informational purposes as if the Merger with Supertel had occurred on
     January 1, 1998.   See Item 5 of Part II of this report for additional pro
     forma information.

                        Humphrey Hospitality Trust, Inc.
                       SELECTED PRO FORMA FINANCIAL DATA

                                                           Nine months ended          Nine months ended
                                                           September 30, 1999         September 30, 1998
                                                           ------------------         ------------------
Total Revenue                                                  $25,318,000                 $23,218,000
Expenses                                                        18,042,000                  16,369,000
Minority Interest                                                  521,000                     494,000
                                                               -----------                 -----------

Net income                                                     $ 6,755,000                 $ 6,355,000
                                                               ===========                 ===========
Earnings per common share - Basic                              $      0.60                 $      0.59
                                                               ===========                 ===========
Earnings per common share - Diluted                            $      0.60                 $      0.60
                                                               ===========                 ===========

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3)  IMPAIRMENT OF LONG-LIVED ASSETS

     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Supertel recognized an impairment of its Bullhead City, Arizona property and reduced its value on the balance sheet and included in the loss on properties a write down of $1,300,000 for both the three and nine month periods ended September 30, 1999.

(4)  STOCK OPTIONS

     Supertel has a stock option plan under which trustees, officers and employees may be granted awards of stock options. The purpose of the plan is to provide equity-based incentive compensation based on the long-term appreciation in value of Supertel's common stock. The Merger agreement provided for the vesting of all outstanding options prior to the Merger.
     As a result, a total of 188,300 options vested and were exercised with an option price per share ranging from $8.50 to $13.75 and an average of $10.47 per share. The options were exercised on September 29, 1999,
     increasing shareholders equity by approximately $1,944,000.   The option
     prices were equal to the market prices at the date of grant and accordingly, no compensation cost has been recognized for options in the financial statements. Supertel applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had Supertel determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Supertel's net income would not have been changed materially for the period.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This report contains forward-looking statements and information relating to Supertel and HHTI that are based on the beliefs of Supertel's and HHTI's management as well as assumptions made by and information currently available to Supertel's management. Such statements reflect the current views of Supertel with respect to future events and are subject to certain risks, uncertainties and assumptions, including the business factors described in Supertel's 1998 Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated or expected.


Recent Developments

On October 26, 1999, HHTI and Supertel consummated the Merger pursuant to which HHTI exchanged 1.30 shares of its common stock for each share of Supertel's common stock. The Merger agreement provided for the stockholders of Supertel to receive a pre-closing dividend of Supertel's earnings and profits. The earnings and profits dividend of $5.13 per share was paid to shareholders on October 25, 1999. The boards and shareholders of both companies approved the Merger. In order to finance the earnings and profits dividend for the Merger, Supertel has executed and closed loan agreements on October 25, 1999, which replaced all of the debt presented on the balance sheet as of September 30, 1999 except for the Bertha Wetzler note referenced below. As a result of the Merger, HHTI assumed the debt described below. The following table presents a summary of terms for the new loans.


                                     Approximate
                                     Loan Balance
                                      At Closing   Interest   Maturity
     Lender                              10/25/99  Rate       Year      Other information
-----------------------------------   -----------  --------   --------  --------------------
     US Bank Line of Credit           $ 4,955,000      7.99%      2001  LIBOR + 175-225,
                                                                        Fixed at 60,90,180 days
     US Bank E&P Term loan            $13,000,000      8.31%      2002  15 Year Amortization
     US Bank Term loan                $10,000,000      8.53%      2004  15 Year Amortization
     First National Bank of Omaha     $15,000,000      8.40%      2009  20 Year Amortization
     Mercantile Bank                  $ 6,700,000      8.30%      2004  20 Year Amortization
     Marquette Capital Bank, N.A.     $26,000,000      8.69%      2000  25 Year Amortization
     Bertha Wetzler                   $   820,000      9.25%      2009


                                                                       Continued

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

Results of Operations

For the Third Quarter and Nine Months Ended September 30, 1999 and 1998

Total hotel revenue for the third quarter was $14,867,643, an increase of $210,698 or 1.44%, over total revenue of $14,656,945 for the third quarter of 1998. Total hotel revenue for the first nine months was $39,955,525, an increase of $856,920 or 2.19% over the total revenue of $39,098,605 for the first nine months of 1998. The increase for the third quarter was primarily due to an increase of $214,897 in revenue from lodging operations and a decrease of $4,199 from other lodging activities (which consist of telephone, vending, movie revenue and other purchased services). The increase for the first nine months was primarily due to an increase of $816,946 in revenue from lodging operations and $39,974 from other lodging activities.

The increase in revenue from lodging operations for the third quarter resulted primarily from the addition of the Neosho, MO property in August 1998 and the rooms added to the Creston, IA property in March 1999. Room revenues increased from renting 302,492 rooms at increased rates in 1999 compared to 304,927 rooms at lower rates in the third quarter of 1998. The increase in revenues from lodging operations for the first nine months resulted primarily from the addition of the Neosho, MO property in August 1998 and the rooms added to the Creston, IA property in March 1999. Room revenues increased from renting 831,614 rooms at increased rates in 1999 compared to 832,542 rooms rented at lower rates in the first nine months of 1998.

Revenue was impacted by an increase in the average daily room rate in the third quarter of 1999. An average daily room rate of $49.15 was achieved compared to $48.07 for the third quarter of 1998, an increase of $1.08 or 2.2%. For the first nine months, the average daily room rate was $48.05 in 1999 compared to $46.96 for the first nine months of 1998, an increase of $1.09 or 2.3%.

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

Hotel operating expenses for the third quarter of 1999 were $8,524,273 compared to $8,261,213 for the third quarter of 1998, an increase of $263,060. Hotel operating expenses for the first nine months of 1999 were $23,912,384 compared to $22,468,028 for the first nine months of 1998, and increase of $1,444,356. The increase in hotel operating expense for the first nine months of 1999 was due in part to the increase in the payroll and payroll tax expenses. The increase in payroll and payroll taxes expense resulted from wage rate pressure and an increase in hours worked attributed to employee turnover.

Interest expense decreased by $125,895 or for the third quarter of 1999 from $977,580 for the third quarter of 1998 to $851,685 in 1999. Interest expense decreased by $508,190 for the first nine months of 1999 from $3,128,775 in 1998 to $2,620,585 in 1998. The decrease was primarily due to using cash flow from operations to pay down debt.

                                                                       Continued


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Depreciation and amortization expenses for the third quarter of 1999 were $1,167,910 compared to $1,110,089 for the third quarter of 1998, an increase of $57,821. Depreciation and amortization expenses for the first nine months of 1999 were $3,475,013 compared to $3,299,683 for the first nine months of 1998, an increase of $175,330. The increase in depreciation expense for the third quarter and nine months ended September 30, 1999 as compared to the corresponding periods in 1998 is due to the opening of the Creston, IA addition.

General and administrative expenses for the third quarter of 1999 were $791,450 compared to $992,443 for the third quarter of 1998, a decrease of $200,993. General and administrative expenses for the first nine months of 1999 were $2,711,566 compared to $3,151,969 for the first nine months of 1998, a decrease of $440,403. The decrease is due to a reduced bonus compensation accrual as a result of not reaching certain performance goals in the third quarter and first nine months of 1999.

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

Liquidity and Capital Resources

Supertel's growth has been financed through a combination of cash provided from operations and long-term debt financing. Cash provided from operations was approximately $8,097,000 for the first nine months of 1999 and $9,697,000 for the first nine months of 1998. Supertel requires capital principally for the construction, acquisition and improvement of lodging facilities. Capital expenditures for such purposes were approximately $3,914,000 in the first nine months of 1999 and approximately $4,154,000 in the first nine months of 1998.

Long-term debt was $46,599,009 at September 30, 1999 and $61,661,585 at December 31, 1998. Supertel's current installments of long-term debt were $2,133,486 at September 30, 1999 and $2,437,936 at December 31, 1998. Supertel's loan agreements contain certain restrictions and covenants related to, among other things, minimum debt service, maximum debt per motel room, and maximum debt to tangible net worth. At September 30, 1999, Supertel was in compliance with these covenants. For a description of the new Merger financing please refer to the recent developments section.

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

In response to the Year 2000 issue, HHTI modified its existing information systems during 1998 to make them year 2000 compliant. HHTI believes it has made all necessary modifications to its existing systems and does not expect that additional costs associated with Year 2000 compliance, if any, will be material to the HHTI's results of operations or financial condition.

Because of the interdependence of information systems today, Year 2000 compliant companies may be affected by the Year 2000 readiness of their material suppliers, customers and other third parties, including the Lessee. The Lessee has completed an assessment of its information systems and has replaced noncompliant systems.

HHTI does not have any material suppliers or customers, however, as part of HHTI's evaluation of the Year 2000 readiness of the Lessee, HHTI has required that the Lessee obtain written assurances from its material suppliers and third party vendors that they have Year 2000 readiness programs in place as well as an affirmation that they will be compliant when necessary. Responses to these inquiries are currently being gathered and reviewed. To date, no such parties have informed the Lessee that they do not expect to be Year 2000 compliant in a timeframe that would expose the Lessee and, therefore, HHTI to material business risks.

While HHTI believes its efforts are adequate to address its Year 2000 concerns, HHTI could experience a material adverse effect on its results of operations and financial condition if the Lessee encounters serious problems in its Year 2000 remediation efforts. Therefore, HHTI and the Lessee have developed plans to address such contingencies. Such contingency plan includes, among other things, the development of back-up procedures.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS #133). In 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which deferred the effective date of SFAS #133 until fiscal years beginning after June 2000. Management does not believe adoption of SFAS #133 will have a material impact on Supertel's financial position, results of operations or cash flows.

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

Part II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of the stockholders of Supertel Hospitality Inc. was held at the DoubleTree Hotel in Omaha, Nebraska commencing at 11:00 a.m. on September 27, 1999. The stockholders approved and adopted the Agreement and Plan of Merger between Supertel and HHTI. Voting on the matter was as follows:

    1. Approval and adoption of the Agreement and Plan of Merger between Supertel and HHTI:

      FOR ....................................... 3,713,584
      AGAINST ....................................  200,045
      ABSTAIN......................................     500

The Annual Meeting of Shareholders of HHTI was held at the Omni Richmond Hotel, 100 South 12th Street, Richmond, Virginia, at 10:00 a.m. on Monday, September 27, 1999. The meeting was adjourned and then reconvened at HHTI's headquarters in Silver Spring, Maryland at 10:00 a.m. on Tuesday, October 5, 1999. Holders of record of 4,171,765 shares of HHTI's common stock were present in person or by proxy at the meeting out of a total of 4,631,700 shares outstanding on August 2, 1999, the record date for meeting. Voting results were as follows:


1. The vote taken on the proposal to approve the Agreement and Plan of Merger dated June 11, 1999 between Supertel Hospitality, Inc. and Humphrey Hospitality Trust, Inc., and the issuance of shares of Humphrey Hospitality Common Stock in connection with the Merger, was as follows:

     FOR                     3,344,675
     AGAINST                    46,130
     ABSTAIN                    24,700
     BROKER NON-VOTE           756,260

2.    The vote for election of Directors of HHTI was as follows:

                                   FOR           WITHHOLD

     James I. Humphrey, Jr.     4,119,697         52,068
     Margaret Allen             4,146,547         25,218
     Jeffrey Zwerdling          4,147,747         24,018
     George R. Whittemore       4,130,547         41,218
     Dr. Leah T. Robinson       4,147,097         24,668
     Andrew A. Mayer, M.D.      4,147,147         24,618

3.    The vote taken of the proposal to ratify the appointment of Reznick
      Fedder &  Silverman as independent  auditors was as follows:

     FOR                     4,151,946
     AGAINST                    12,214
     ABSTAIN                     7,605


Item 5. OTHER INFORMATION. - HUMPHREY HOSPITALITY TRUST, INC. HISTORICAL AND PRO FORMA FINANCIAL INFORMATION FOR THE SEPTEMBER 30, 1999 QUARTER.


On October 26, 1999, HHTI and Supertel consummated the Merger. As a result of the Merger and in accordance with the provision of Accounting Principles Board Opinion No. 16, "Business Combinations," Supertel will be considered the acquiring enterprise for financial reporting purposes. Accordingly, Part I of this amended Form 10-Q/A for the quarter ended September 30, 1999 presents Supertel's historical financial information for that period. As a supplement to the financial information presented in the amended Form 10-Q/A, HHTI has voluntarily included this historical information for the quarter ended September 30, 1999 for HHTI and Humphrey Hospitality Management, Inc. ("HHMI") and pro forma financial information for the combined companies.

              Humphrey Hospitality Trust, Inc. Financial Information
                     For the Quarter ended September 30, 1999.



                                     Index

                                                                                                         Page Number
                                                                                                         -----------
HUMPHREY HOSPITALITY TRUST, INC.
--------------------------------

   Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998                   15
   Consolidated Statements of Operations (unaudited)
      for  the three and nine months ended September 30, 1999 and September 30, 1998                        16
   Consolidated Statements of Cash Flows (unaudited)
      for  the three and nine months ended September 30, 1999 and September 30, 1998                        17
   Notes to Consolidated Financial Statements (unaudited)                                                   19

HUMPHREY HOSPITALITY MANAGEMENT, INC.
------------------------------------

   Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998                                21
   Summary Statements of Operations (unaudited)
      for  the three and nine months ended September 30, 1999 and September 30, 1998                        22
   Statement of Cash Flows (unaudited)
      for  the three and nine months ended September 30, 1999 and September 30, 1998                        23
   Notes to Financial Statements (unaudited)                                                                24

Management's Discussion and Analysis of Financial Condition and Results of Operations                       25

HUMPHREY HOSPITALITY TRUST, INC. SELECTED PRO FORMA DATA                                                    29
----------------------------------------------------------



                        HUMPHREY HOSPITALITY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                   As of
                                                                  September 30, 1999    December 31, 1998
                                                                 --------------------  --------------------
                                                                         (Unaudited)            (Audited)
ASSETS

Investment in hotel properties, net of accumulated depreciation      $71,158,483           $72,804,561
Cash and cash equivalents                                                306,318               541,864
Note receivable                                                          268,348                    --
Accounts receivable from Lessee                                        2,257,775             3,024,585
Deferred expenses, net of accumulated amortization                     1,364,476             1,778,083
Other assets                                                           1,337,125               695,197
                                                                     -----------           -----------

            Total assets                                             $76,692,525           $78,844,290
                                                                     ===========           ===========



LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Mortgage notes and bonds payable                                     $43,178,072           $44,195,724
Dividends payable                                                        412,500               412,500
Obligations under capital leases                                          33,131                    --
Accounts payable and accrued expenses                                  1,021,392               914,946
Due to affiliates                                                        436,898               405,765
                                                                     -----------           -----------

            Total liabilities                                         45,081,993            45,928,935
                                                                     -----------           -----------

Minority interest                                                      4,991,375             5,197,334
                                                                     -----------           -----------

COMMITMENTS AND CONTINGENCIES                                                 --                    --

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                --                    --
Common stock. $.01 par value, 25,000,000 shares
  authorized, 4,631,700 shares issued and outstanding                     46,317                46,317
Additional paid-in capital                                            29,039,282            29,039,282
Distributions in excess of net earnings                               (2,466,442)           (1,367,578)
                                                                     -----------           -----------

                                                                      26,619,232            27,718,021
                                                                     -----------           -----------

            Total liabilities and shareholders' equity               $76,692,525           $78,844,290
                                                                     ===========           ===========

                See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED
                    SEPEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                  (Unaudited)

                                               Three months ended September 30,           Nine months ended September 30,

                                                   1999                 1998                 1999                  1998
                                           --------------------  ------------------  --------------------  --------------------
Revenue
      Percentage lease revenue                    $3,176,221          $3,011,329            $9,216,454            $7,270,056
      Other revenue                                    9,051              13,526                22,165                20,883
                                                  ----------          ----------            ----------            ----------

Total revenue                                      3,185,272           3,024,855             9,238,619             7,290,939
                                                  ----------          ----------            ----------            ----------

Expenses
      Interest                                       935,691             839,201             3,106,596             2,050,089
      Property operating expenses                    267,338             243,919               786,020               589,874
      General and administrative                      85,743             182,419               309,187               432,108
      Depreciation and amortization                  882,701             685,548             2,547,006             1,736,092
                                                  ----------          ----------            ----------            ----------

Total expenses                                     2,171,473           1,951,087             6,748,809             4,808,163
                                                  ----------          ----------            ----------            ----------

Income from operations                             1,013,799           1,073,768             2,489,810             2,482,776

Gain (loss) on sale of asset                          (3,643)            (15,804)              (82,130)              179,197

Income allocated to minority interest               (159,477)           (154,674)             (380,146)             (384,001)
                                                  ----------          ----------            ----------            ----------

Net income                                        $  850,679          $  903,290            $2,027,534            $2,277,972
                                                  ==========          ==========            ==========            ==========

Basic earnings per common share                        $0.18               $0.20                 $0.44                 $0.55
                                                  ==========          ==========            ==========            ==========

Diluted earnings per common share                      $0.18               $0.19                 $0.44                 $0.55
                                                  ==========          ==========            ==========            ==========

Weighted average shares :
      Basic                                        4,631,700           4,631,700             4,631,700             4,143,055
      Diluted                                      5,500,004(2)        5,448,176(1)          5,500,004(2)          4,863,789(3)

__________
(1) Includes 816,476 units, which are redeemable on a one-for-one basis for shares of common stock.
(2) Includes 868,304 units, which are redeemable on a one-for-one basis for shares of common stock.
(3) Includes 720,734 units, which are redeemable on a one-for-one basis for shares of common stock

                See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                                                                  1999                   1998
                                                                         ----------------------  ---------------------
Cash flows from operating activities
      Net income                                                             $ 2,027,534           $  2,277,972
      Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation and amortization                                      2,547,006              1,736,092
            Amortization of financing costs                                      485,484                114,361
            Income allocated to minority interest                                380,146                384,001
            Loss (gain) on sale of asset                                          82,130               (179,197)
            Changes in assets and liabilities
                  Decrease (increase) in accounts receivable from                766,810               (331,029)
                   Lessee
                  Increase in other assets                                      (573,719)              (136,917)
                  Increase in note receivable                                   (268,348)                    --
                  Write-off of loan costs                                             --                 (8,327)
                  Franchise costs paid                                                --               (249,500)
                  Increase in accounts payable and accrued expenses              189,473                837,066
                                                                             -----------           ------------
                    Net cash provided by operating activities                  5,636,516              4,444,522
                                                                             -----------           ------------

Cash flows from investing activities
      Investment in hotel properties                                          (2,445,791)           (23,845,039)
      Proceeds from sale of hotel property                                     1,390,856              1,441,799
      Deposits to replacement reserve                                         (1,884,400)              (914,050)
      Withdrawals from replacement reserve                                     1,816,192                805,164
                                                                             -----------           ------------
                    Net cash used in investing activities                     (1,123,143)           (22,512,126)
                                                                             -----------           ------------
 Cash flows from financing activities
      Proceeds from mortgages payable                                          6,211,151                     --
      Principal payments on long-term debt                                       (89,621)               (55,318)
      Draw on line of credit                                                   4,047,566             25,519,084
      Paydown on line of credit                                               (6,637,749)           (15,055,862)
      Repayment on line of credit                                             (4,549,000)                    --
      Net proceeds from issuance of stock                                             --             10,799,407
      Distributions paid to operating partnership unit holders                  (586,105)              (468,946)
      Dividends paid                                                          (3,126,398)            (2,754,572)
      Principal payments on capital leases                                       (18,763)               (34,184)
                                                                             -----------           ------------
                    Net cash (used in) provided by financing  activities      (4,748,919)            17,949,609
                                                                             -----------           ------------
                    Net decrease in cash and cash equivalents                   (235,546)              (117,995)
Cash and cash equivalents, beginning of period                                   541,864                204,065
                                                                             -----------           ------------
Cash and cash equivalents, end of period                                     $   306,318           $     86,070
                                                                             ===========           ============
Supplemental disclosures of cash flow information:
      Cash paid during the period for interest                               $ 2,774,044           $  1,853,198
                                                                             ===========           ============

Supplemental disclosure of non-cash investing and financing activities: During 1999, the Company acquired $51,894 of equipment subject to capital leases.

During 1999, the Company received a note receivable in the amount of $250,000 in connection with the sale of hotel assets.

                See notes to consolidated financial statements.

                        HUMPHREY HOSPITALITY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

Note 1.     Organization and Summary of Significant Accounting Policies

     Humphrey Hospitality Trust, Inc. was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994. The Company is a self-administered real estate investment trust ("REIT") for federal income tax purposes. Humphrey Hospitality Trust, Inc., through its wholly-owned subsidiary Humphrey Hospitality REIT Trust (collectively, the "HHTI") owns a controlling partnership interest in Humphrey Hospitality Limited Partnership (the "Partnership") and through the Partnership owns interests in twenty-five existing limited-service hotels. The Partnership owns a 99% general partnership interest and HHTI owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership"). As of September 30, 1999, HHTI owns an 84.21% interest in the Partnership. HHTI began operations on November 29, 1994.

     Since inception, the Partnership has leased all of its hotel facilities to Humphrey Hospitality Management, Inc. (the "Lessee"), a corporation majority owned by James I. Humphrey, Jr., the President and Vice Chairman of the Board of HHTI. The Lessee operates and leases the hotel properties pursuant to separate percentage lease agreements (the "Percentage Leases"), which provide for both fixed rents and percentage rents based on the revenues of the hotels.

Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the disclosures normally required by generally accepted accounting principles or those made in the HHTI Annual Report on Form 10-K filed with the Securities and Exchange Commission. The financial information has been prepared in accordance with HHTI's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of HHTI's financial position as of September 30, 1999, and the results of operations for the three and nine months ended September 30, 1999 and September 30, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in HHTI's Annual Report on Form 10-K for the year ended December 31, 1998.

Deferred financing costs, franchise taxes & license fees

     HHTI has changed its reporting of amortization of deferred finance costs. During the three and six month periods ended June 30, 1999 and previously, the amortization of deferred financing costs was reported in the depreciation and amortization expense line in the consolidated statements of operations. In the three and nine month periods ended September 30 1999, HHTI began reporting the amortization of deferred financing costs in the interest expense line in the consolidated statement of operations. The comparative prior year interest and depreciation and amortization expense amounts have been reclassified to reflect this change.

     HHTI has changed its reporting of franchise taxes and license fees. During the three and six month periods ended June 30, 1999 and previously, franchise taxes and license fees expenses were reported in the general & administrative expense line in the consolidated statements of operations. In the three and nine month periods ended September 30 1999, HHTI began reporting franchise taxes and license fees expenses in the property operating expense line in the consolidated statement of operations. The comparative prior year general and administrative and property operating expense amounts have been reclassified to reflect this change.

Note 2.  Merger Information

     On October 26, 1999, HHTI announced completed the Merger with Supertel. Supertel owned and operated limited service hotel properties under the Super 8, Comfort Inn and Wingate Inn names located primarily in the Midwest and Texas. Under the Merger agreement, HHTI exchanged 1.30 shares of HHTI common stock for each share of Supertel common stock. The boards and shareholders of both companies approved the Merger.

     The Merger agreement provided for the stockholders of Supertel to receive a pre-closing dividend of Supertel's earnings and profits, which Supertel paid $5.13 per share on October 25, 1999 to each shareholder. Under the Merger agreement, HHTI acquired the hotel assets of Supertel. The 63 hotels (containing 4,558 rooms) and one office building acquired by HHTI under the Merger will be leased to a subsidiary of Humphrey Hospitality Management, Inc., Supertel Hospitality Management, Inc. Humphrey Hospitality Management, Inc. also leases and manages 25 hotels owned by the Company.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                                 BALANCE SHEETS

                                                                       September 30,         December 31,
                                                                           1999                  1998
                                                                       -------------       -----------------
                                                                       (Unaudited)            (Audited)
                                    ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                              $3,006,404         $3,262,524
  Accounts receivable                                                       272,945            389,536
  Prepaid expenses                                                           99,290             41,095
  Due from affiliates                                                       436,898            405,765
  Other assets                                                               64,930             71,973
                                                                         ----------         ----------
   Total current assets                                                  $3,880,467         $4,170,893
                                                                         ==========         ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                       $  632,926         $  426,685
  Accrued expenses                                                          480,135            465,666
  Advance deposit                                                            17,421             24,669
  Prepaid slip rental                                                        53,293             32,817
  Due to affiliates                                                       2,257,775          3,024,324
                                                                         ----------         ----------
   Total current liabilities                                              3,441,550          3,974,161
                                                                         ----------         ----------

COMMITMENTS                                                                      --                 --

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 1,000 shares authorized,
  134 and 100 shares, issued and outstanding                                      1                  1
  Paid-in capital                                                            50,369                 --
  Retained earnings                                                         428,547            196,731
                                                                         ----------         ----------
                                                                            478,917            196,732
  Less: Note receivable - shareholder                                       (40,000)                --
                                                                         ----------         ----------
  Total shareholders' equity                                                438,917            196,732
                                                                         ----------         ----------

  Total liabilities and shareholders' equity                             $4,188,171         $4,170,893
                                                                         ==========         ==========

                       See notes to financial statements.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                            STATEMENTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                                                        Three months ended                  Nine months ended
                                                          September 30,                        September 30,
                                                ----------------------------------  -------------------------------------
                                                    1997              1998                1999               1998
                                                ------------   -------------------  ------------------  -----------------
Revenue
      Room revenue                               $7,431,594          $6,966,561         $20,590,830        $16,042,206
      Telephone revenue                             106,737             105,481             327,911            263,114
      Slip revenue                                   78,095              81,771             227,269            244,017
      Interest revenue                               18,802              22,877              44,309             48,001
      Other revenue                                 126,063             112,293             442,168            347,222
                                                 ----------          ----------         -----------        -----------

            Total revenue                         7,761,291           7,288,983          21,632,487         16,944,560
                                                 ----------          ----------         -----------        -----------
Expenses
      Salaries and wages                          1,886,095           1,595,471           5,282,192          3,968,474
      Room expense                                  479,793             408,401           1,375,752            919,553
      Telephone                                      99,626              91,494             322,390            242,856
      Marina expense                                  7,768              10,739              25,841             26,435
      General and administrative                    447,479             355,147           1,196,683            844,934
      Marketing and promotion                       292,245             266,948             792,323            631,195
      Utilities                                     360,480             332,943             992,078            798,841
      Repairs and maintenance                       148,332             156,141             523,462            396,247
      Taxes and insurance                            65,686             113,434             243,345            271,445
      Franchise fees                                424,799             416,949           1,083,780            878,559
      Lease payments                              3,291,678           3,011,329           9,562,825          7,270,055
                                                 ----------          ----------         -----------        -----------
            Total expenses                        7,503,981           6,758,996          21,400,671         16,248,594
                                                 ----------          ----------         -----------        -----------

            Net income                           $  257,310          $  529,987         $   231,816        $   695,966
                                                 ==========          ==========         ===========        ===========


                       See notes to financial statements.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                            STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPEMBER 30, 1998

                                                                                   1999                1998
                                                                           --------------------  ----------------
Cash flows from operating activities

 Net income                                                                      $  231,816           $  695,966
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities
   Changes in assets and liabilities
    Decrease (increase) in accounts receivable                                      116,591             (442,098)
    Increase in prepaid expenses                                                    (58,195)              (4,810)
    Decrease in other assets                                                          7,043                5,914
    Increase in accounts payable                                                    206,241              136,918
    Increase in prepaid slip rentals                                                 20,476                   --
    (Decrease)  increase in due to affiliates                                      (797,682)             331,032
    Increase in accrued expenses                                                     14,469              153,089
    (Decrease) increase in advance deposits                                          (7,248)               5,362
                                                                                 ----------           ----------

     Net cash (used in) provided by operating activities                           (266,489)             881,373
                                                                                 ----------           ----------

Cash flows from financing activities

 Issuance of common stock                                                            10,369                   --
 Distributions paid                                                                      --              (90,000)
 Advance from shareholder                                                           400,000(a)           200,000
 Repayment of advance from shareholder                                            (400,000)(a)          (200,000)
                                                                                 -----------           ----------

     Net cash provided by (used in) financing activities                             10,369              (90,000)
                                                                                 ----------           ----------

     Net (decrease) increase in cash and
      cash equivalents                                                             (256,120)             791,373

Cash and cash equivalents, beginning of period                                    3,262,524            2,483,403
                                                                                 ----------           ----------

Cash and cash equivalents, end of period                                         $3,006,404           $3,274,776
                                                                                 ==========           ==========

--------------------
(a) Mr. Humphrey provided a $400,000 line of credit to the Lessee in January 1999, at an interest rate equal to the prime rate plus 25 basis points. The line of credit was repaid to Mr. Humphrey in April 1999.

                       See notes to financial statements.

                     HUMPHREY HOSPITALITY MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

Basis of Presentation

     The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessee's financial position as of September 30, 1999, and the results of operations for the three and nine months ended September 30, 1999 and September 30, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

Accounts Receivable

     The Lessee typically considers accounts receivable to be fully collectible although an allowance for doubtful accounts is sometimes required. If amounts become uncollectible, they will be charged to operations when that determination is made.

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

                        HUMPHREY HOSPITALITY TRUST, INC.


                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     This report on Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are identified by phrases such as HHTI "expects" or "anticipates" and words of similar import. HHTI's actual results may differ materially from those projected. Factors that could cause such differences include difficulties in integrating and operating acquired properties; termination of franchise agreements; default of the Lessee under operating leases; and general risks associated with investments in real estate, including the effect of changes in economic, competitive and other market conditions in the markets where the Company's properties are concentrated, the inability of properties to generate adequate cash flow to fund debt service and operating expenses, financing and refinancing risks related to HHTI's floating rate debt and new debt necessary to support growth. HHTI cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995.

     HHTI is a Virginia corporation that operates as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). HHTI through Humphrey Hospitality REIT Trust, HHTI's wholly-owned subsidiary, is the sole general partner of Humphrey Hospitality Limited Partnership (the "Partnership") and owns an 84.21% interest in the Partnership at September 30, 1999. As of September 30, 1999, the Partnership owned directly or indirectly twenty-five hotel properties (the "Hotels").

     In order for HHTI to qualify as a REIT under the Code, neither HHTI nor the Partnership can operate hotels. Therefore, the Partnership leases the Hotels pursuant to Percentage Leases (the "Leases") to Humphrey Hospitality Management, Inc. (the "Lessee"), which is substantially owned by James I. Humphrey, a limited partner in the Partnership and Chairman of the Board of Directors and President of the Company. The Partnership's, and therefore HHTI's principal source of revenue is lease payments by the Lessee under the Percentage Leases. The Lessee's ability to make payments to the Partnership under the Leases is dependent on its ability to generate cash flow from the operation of the Hotels.

RESULTS OF OPERATIONS

Three months ended September 30, 1999 compared to the three months ended September 30, 1998

     HHTI's total revenues for the three month period ended September 30, 1999, substantially consisted of Lease revenue recognized pursuant to the Leases. The Company's revenue during the three month period ended September 30, 1999 was $3,185,272 an increase of $160,417, or 5%, as compared to revenue of $3,024,855 for the same period during 1998. The improvement in revenues is primarily attributable to additional Lease revenue derived from the increase, through acquisitions, in the total number of Hotels. Net income declined by $52,611, or 6% to $850,679, for the three months ended September 30, 1999, as compared to net income of $903,290 for the same period during 1998. The decline is a result of additional interest and depreciation and amortization expense, associated with the financing and acquisition of new Hotels. Depreciation expense also increased due to over $1 million of capital improvements during 1999.

     The Lessee's room revenue from the Hotels increased by $465,033, or 7%, to $7,431,594 for the three months ended September 30, 1999, as compared to $6,966,561 of room revenue for the same period of 1998. The improvement in revenues is primarily attributable to the increase in the total number of Hotels leased. The average daily rate of the Hotels increased to $62.42 for the three months ended September 30, 1999, as compared to the pro forma average daily rate of $60.28 for the same period of 1998. Revenue per available room ("Revpar") was $47.87 for the three months ended September 30, 1999 as compared to pro forma Revpar of $46.56 for the same period of 1998, an increase of 3%. Lessee operating expenses increased by $744,985, or 11% primarily as the result of the increased number of Hotels under management, to $7,503,981 for the three months ended September 30, 1999, as compared to $6,758,996 for the same period of 1998. The net income for the three months ended September 30, 1999 was $257,310 as compared to a net income of $529,987 for the same period in 1998. The reduction in net income is primarily the result of the increase in the number of hotels and partly because of the Lessee accrued $115,454 in contingent leases for the three months ended September 30, 1999.

Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998

     HHTI's total revenue for the nine month period ended September 30, 1999, substantially consisted of Lease revenue recognized pursuant to the Leases. HHTI's revenue during the nine month period ended September 30, 1999 was $9,238,619 an increase of $1,947,680, or 27%, as compared to revenue of $7,290,939 for the same period during 1998. The improvement in revenues is attributed to the additional Lease revenue derived from the increase, through acquisitions, in the number of Hotels. Net income decreased by $250,438 to $2,027,534 or 11% for the nine months ended September 30, 1999 as compared to net income of $2,277,972 for the same period of 1998. The decline in net income is primarily attributable to adjustments to amortization expense of $83,409 due to the reduction in the BankBoston line of credit from $35 million to $20 million and $97,225 from the early retirement of bonds secured by the Comfort Inn- Morgantown, WV and the recognition of a $82,130 loss on the sale of the Rodeway Inn-Wytheville, VA. The decline is also the result of additional interest, depreciation and amortization expense associated with the financing and acquisition of new hotels. Depreciation expense also increased due to over $1 million of capital improvements during 1999. September 30, 1998 net income was aided by the $179,197 gain on the sale of the Comfort Inn-Elizabethton, TN.

     The Lessee's room revenue from the Hotels increased by $4,548,624 or 28%, to $20,590,830 for the nine months ended September 30, 1999, as compared to $16,042,206 of room revenue for the same period of 1998. The improvement in revenues is primarily attributable to the increase in the number of Hotels leased. The average daily rate of the Hotels increased to $60.52 for the nine months ended September 30, 1999, as compared to pro forma average daily rate of $61.10 for the same period of 1998. REVPAR was $43.06 for the nine months ended September 30, 1999 as compared to pro forma REVPAR of $42.07 for the same period during 1998. Lessee operating expenses increased by $5,152,077 to $21,400,671 for the nine months ended September 30, 1999, as compared to $16,248,594 or 32% for the same period during 1998. The Lessee experienced the decrease in net income for the nine months ended September 30, 1999 primarily due to the accrual of $340,368 in contingent lease payments.

     The following table shows certain other pro forma information as if the hotels acquired by the Partnership during 1998 had occurred on January 1, 1998. Historical information is presented for the three and nine months ended September 30, 1999.

                                                     Three Months ended                    Nine Months ended
                                                        September 30,                         September 30,
                                                   1999              1998               1999               1998
                                             ----------------  ----------------  ------------------  -----------------
Occupancy rate                                         77%               77%                 71%                69%
ADR                                            $    62.42        $    60.28         $     60.52        $     61.10
REVPAR                                         $    47.87        $    46.56         $     43.06        $     42.07
Room Revenues                                  $7,433,601        $7,659,297         $20,589,945        $20,535,043
Room nights available                             155,296           164,496             478,224            488,124
Room nights occupied                              119,083           127,070             340,184            336,081

Operating Hotels (at period end)                       25                26                  25                 26
Rooms available (at period end)                     1,687             1,470               1,687              1,470


LIQUIDITY AND CAPITAL RESOURCES

     HHTI's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments under the Leases. The Lessee's obligations under the Leases are unsecured. The Lessee's ability to make rent payments, and HHTI's liquidity, including its ability to make distributions to common shareholders, is dependent on the Lessee's ability to generate sufficient cash flow from the operation of the Hotels.

     For the three and nine months ended September 30, 1999, HHTI expended approximately $1.3 and 1.8 million respectively, for capital improvements to the Hotels. During the quarter, the Company's Hotels located in Jackson, TN; Allentown, PA; Cleveland, TN; Brandon, FL; Shelby, NC; and Gettysburg, PA, underwent substantial capital improvements.

     The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters, with the exception of the HHTI's Hotels in Florida. These Hotels are busiest in the first and fourth quarters of the year. To the extent that cash flow from operating activities is insufficient to provide all of the estimated monthly distributions (particularly in the first quarter), HHTI anticipates that it will be able to fund any such deficit from future working capital.

     HHTI's Funds From Operations (net income plus minority interest and depreciation and amortization) ("FFO") was $1,896,500 for the three months ended September 30, 1999, which is an increase of $137,184, or 8% over FFO in the comparable period in 1998, which was $1,759,316. For the nine months ended September 30, 1999, the Company's FFO was $5,036,816 which is an increase of $817,948, or 19.4% over FFO in the comparable period in 1998, which was $4,218,868. The improvements in FFO can be attributed to the addition of seven Hotels purchased during 1998. Management considers FFO to be a market accepted measure of an equity REIT's operating performance, which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performances. All REITs do not calculate FFO in the same manner, therefore, the Company's calculation may not be the same as the calculation of FFO for similar REITs. FFO as defined under the National Association of Real Estate Investment Trusts standards, consists of net income computed in accordance with generally accepted accounting principles, excluding gains or losses on operating properties, plus depreciation and amortization of real estate assets after adjustments for unconsolidated partnerships and joint ventures. FFO is considered a key measurement of the performance of a real estate investment trust. HHTI has reported FFO for the period using the most recent definition, which now does not exclude non-recurring items and therefore certain amounts for 1998 have been reclassified to conform to the 1999 presentation.

The computation of historical FFO is as follows:

                                            Historical Three                        Historical Three
                                           Months Period Ended                     Months Period Ended
                                           September 30, 1999       Per Share      September 30, 1998       Per Share
                                        -----------------------  -------------  -----------------------  --------------
Net income applicable to
  common shares                                 $  850,679                              $  903,290

Add :
  Minority interest                                159,477                                 154,674
  Depreciation and amortization                    882,701                                 685,548
Less:
  Loss on sale of assets                             3,643                                  15,804
                                                ----------                              ----------

Funds From Operations                           $1,896,500           $.34               $1,759,316            $.32
                                                ==========        =============         ==========        =========


                                            Historical Nine                         Historical Nine
                                          Months Period Ended                     Months Period Ended
                                          September 30, 1999       Per Share       September 30, 1998       Per Share
                                        -----------------------  -------------  ------------------------  --------------
Net income applicable to
  common shares                                 $2,027,534                              $2,277,972

Add :
  Minority interest                                380,146                                 384,001
  Depreciation                                   2,547,006                               1,736,092
Less:
  Loss (gain) on sale of asset                      82,130                                (179,197)
                                                ----------                              ----------

Funds From Operations                           $5,036,816             $.92             $4,218,868             $.87
                                                ==========       ==========             ==========      ===========

     Long-term debt as of September 30, 1999, of approximately $43.2 million, consisted of:

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

   Approximately $11.2 million, under the BankBoston Credit Facility, which is secured and cross-collateralized by the Company's Hotels located in Jackson, TN; Ellenton, FL (2 hotels): Shelby, NC; Key Largo, FL; Cleveland, TN;

   Dahlgren, VA; Princeton, WV and Dover, DE. The interest rate on the BankBoston Credit Facility is LIBOR plus between 165 and 215 basis points. The Company entered into an interest rate swap agreement that fixes the interest on approximately $11.2 at a ceiling of 7.79%. The rate at September 30, 1999 was 7.41%.

   Approximately $21.8 million, under the Mercantile Credit Facility which is secured and cross-collateralized by, and cross-defaulted on the Company's Hotels located in Solomons, MD; Farmville, VA (2 hotels); Culpeper, VA; New Castle, PA; Harlan, KY; Danville, KY; Murphy, NC; Chambersburg, PA; Allentown, PA, Morgantown, WV, and Rocky Mount, VA . The interest rate on the Mercantile Credit Facility is variable at 25 basis points above the prime rate. The rate was 8.5% at September 30, 1999.


     HHTI expects to meet its short-term liquidity requirements generally through net cash provided by operations and existing cash balances. HHTI believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of dividends by HHTI in accordance with REIT requirements.

     HHTI expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities of HHTI, or, in connection with acquisitions of hotel properties, issuance of units of limited partnership interest in the Partnership.

Seasonality of Hotel Business and the Hotels

     The hotel industry is seasonal in nature. Generally, hotel revenues for hotels operating in the geographic areas in which the Hotels operate are greater in the second and third quarters than in the first and fourth quarters, with the exception of the HHTI's Florida Hotels. HHTI's Florida Hotels are busiest in the first and fourth quarters of the year. The Hotels' operations historically reflect this trend. Although the hotel business is seasonal in nature, HHTI believes that it generally will be able to make its expected distributions by using undistributed cash flow from the second and third quarters to fund any shortfall in cash flow from operating activities from the Hotels in the first and fourth quarters.

                       SELECTED PRO FORMA FINANCIAL DATA

     The data below reflects selected financial information for the HHTI resulting from the Merger of Supertel and HHTI, which is referred to as "pro forma" information. The selected unaudited pro forma financial data set forth below assumes that the Merger was accounted for as a reverse acquisition using the purchase method of accounting, that the companies had been combined for accounting and financial reporting purposes as of January 1, 1998, and that the Lessee leased the Supertel hotels from HHTI beginning January 1, 1998. The pro forma lease revenue for HHTI for the Supertel hotels were derived by applying the rent provisions of the leases for the Supertel hotels to the historical revenues for those hotels. HHTI and Supertel expect that certain restructuring expenses will be incurred as a result of combining the companies; however, the unaudited pro forma financial data does not reflect any anticipated reorganization expense. The companies also anticipate that the Merger will provide the combined company with certain financial benefits that include improved operating efficiencies and opportunities to earn more revenue. However, these anticipated cost savings or benefits are not reflected in the pro forma information. Therefore, the pro forma information, while helpful in illustrating the financial characteristics of the combined company under one set of assumptions, does not attempt to predict or suggest future results. The pro forma information also does not attempt to show how the combined company would actually have performed had the Merger been completed as of the dates or for the periods presented. Additionally, no adjustments have been made to conform any differences in accounting policies between HHTI and Supertel for the periods presented. The information in the following tables is qualified in its entirety by, and should be read in conjunction with the historical financial statements of HHTI, the Lessee and Supertel included elsewhere in this document or incorporated by reference.



                        HUMPHREY HOSPITALITY TRUST, INC.

                       Selected Pro Forma Financial Data
                       ---------------------------------
                (Unaudited, in thousands, except for share data)

                                                                            Three Months Ended
                                               ----------------------------------------------------------------------------
                                                3/31/98    6/30/98    9/30/98    12/31/98    3/31/99    6/30/99    9/30/99
                                               --------   --------   --------   ---------   --------   --------   --------
OPERATING DATA:
Revenue:
  Percentage lease revenue.....................$  6,645   $  7,791   $  8,639   $   8,260   $  7,724   $  8,626   $  8,851
  Other revenue................................      47         34         62          26         30         19         68
                                               --------   --------   --------   ---------   --------   --------   --------
          Total revenue........................   6,692      7,825      8,701       8,286      7,754      8,645      8,919
                                               --------   --------   --------   ---------   --------   --------   --------
Expenses:
  Interest.....................................   2,490      2,258      2,546       2,693      2,797      2,740      2,561
  Real estate operating expenses...............     774        769        854         728        855        928        878
  General and administrative...................     347        511        432         157        289        411        207
  Depreciation and amortization................   1,750      1,724      1,914       2,078      2,090      2,117      2,169
                                               --------   --------   --------   ---------   --------   --------   --------
          Total expenses.......................   5,361      5,262      5,746       5,656      6,031      6,196      5,815
                                               --------   --------   --------   ---------   --------   --------   --------
Income from operations.........................   1,331      2,563      2,955       2,630      1,723      2,449      3,104
Income allocated to minority interest..........     (96)      (185)      (213)       (191)      (124)      (173)      (224)
                                               --------   --------   --------   ---------   --------   --------   --------
Net income.....................................$  1,235   $  2,378   $  2,742   $   2,439   $  1,599   $  2,276   $  2,880
                                               ========   ========   ========   =========   ========   ========   ========
                                                  $0.12      $0.22      $0.25       $0.22      $0.14      $0.20      $0.26
Basic earnings per common share................========   ========   ========   =========   ========   ========   ========

Diluted earnings per common share..............   $0.12      $0.22      $0.25       $0.22      $0.14      $0.20      $0.26
                                               ========   ========   ========   =========   ========   ========   ========
Weighted average shares:
  Basic........................................  10,024     10,845     11,174      11,174     11,174     11,174     11,174
  Diluted......................................  10,681     11,532     11,990      12,042     12,042     12,042     12,042

OTHER DATA:
Funds From Operations reconciliation:
Net income applicable to common shareholders   $  1,235   $  2,378   $  2,742   $   2,439   $  1,599   $  2,226   $  2,880
Add: Minority interest                               96        185        213         191        124        173        224
         Depreciation and amortization            1,750      1,724      1,914       2,078      2,090      2,117      2,169
                                               --------   --------   --------   ---------   --------   --------   --------
Funds From Operations (FFO) -Diluted           $  3,081   $  4,287   $  4,869   $   4,708   $  3,813   $  4,516   $  5,273
                                               ========   ========   ========   =========   ========   ========   ========

FFO Per Share - Diluted                           $0.29      $0.37      $0.41       $0.39      $0.32      $0.38      $0.44
                                               ========   ========   ========   =========   ========   ========   ========


               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES

               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES

             PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        HUMPHREY HOSPITALITY TRUST, INC.

              Pro Forma Condensed Consolidated Statement of Income
                     Three Months Ended September 30, 1999
                (Unaudited, in thousands, except for share data)



                                                            Transfer to
                                                              Supertel
                                            Supertel        Hospitality
                                       Hospitality, Inc.    Management,
                                           Historical         Inc.(a)        Adjustments    Sub-Total
                                       ------------------  --------------  ---------------  ---------
Revenue
  Room revenue.......................            $14,446      $(14,446)    $      --        $    --
  Other lodging revenue..............                422          (422)           --             --
  Percentage lease
    revenue..........................                 --         5,675(b)         --            5,675
  Other revenue......................                 26            --               8(c)          34
                                                 -------      --------     -----------         ------
        Total revenue................             14,894        (9,193)              8          5,709
                                                 -------      --------     -----------         ------
Expenses
  Hotel operating expenses...........              8,524        (8,524)             --             --
  Interest...........................                868            --           758(d)(e)      1,626
  Real estate operating expenses                      --           611              --            611
  General and administrative.........                791          (580)           (140)(c)         71
  Impairment loss....................              1,300            --          (1,300)(i)        --
  Depreciation and
    Amortization.....................              1,152            --              --          1,152
                                                 -------      --------          ------      ---------
        Total expenses...............             12,635        (8,493)           (682)         3,460
                                                 -------      --------          ------         ------
Income from operations...............              2,259          (700)            690          2,249
Gain (loss) on sale of assets........                (24)           --              24             --
Income allocated to
  minority interest..................                 --            --              --             --
                                                 -------      --------          ------         ------
Income before income
  Taxes..............................              2,235          (700)            714          2,249
Income tax expense...................              1,414            --     (1,414)(f)              --
                                                 -------      --------     -----------         ------
        Net Income...................            $   821      $   (700)         $2,128         $2,249
                                                 =======      ========          ======         ======
Basic earnings per common
  Share..............................              $0.17
Diluted earnings per common
  Share..............................              $0.17
Weighted average shares
  Basic..............................              4,848
  Diluted............................              4,848



                                                                  MERGER
                                                      ----------------------------
                                          Humphrey
                                        Hospitality
                                        Trust, Inc.
                                         Historical    Adjustments    Pro Forma
                                        ------------  --------------  ----------
Revenue
  Room revenue.......................        $  --       $     --        $  --
  Other lodging revenue..............           --             --           --
  Percentage lease
    revenue..........................         3,176            --         8,851
  Other revenue......................             9          25(g)           68
                                             ------   -----------       -------
        Total revenue................         3,185            25         8,919
                                             ------   -----------       -------
Expenses
  Hotel operating expenses...........            --            --            --
  Interest...........................           935            --         2,561
  Real estate operating expenses                267            --           878
  General and administrative.........            86            50(h)        207
  Impairment loss....................           --            --            --
  Depreciation and
    Amortization.....................           883           134(e)      2,169
                                        -----------   -----------     ---------
        Total expenses...............         2,171           184         5,815
                                             ------   -----------     ---------
Income from operations...............         1,014          (159)        3,104
Gain (loss) on sale of assets........            (4)            4(i)         --
Income allocated to
  minority interest..................          (159)          (65)(j)      (224)
                                             ------   -----------     ---------
Income before income
  Taxes..............................           851          (220)        2,880
Income tax expense...................            --            --            --
                                             ------   -----------       -------
        Net Income...................        $  851         $(220)      $ 2,880
                                             ======   ===========       =======
Basic earnings per common
  Share..............................         $0.18                       $0.26
Diluted earnings per common
  Share..............................         $0.18                       $0.26
Weighted average shares
  Basic..............................         4,632                      11,174
  Diluted............................         5,500                      12,042

See accompanying notes to pro forma condensed consolidated statement of income.

                        HUMPHREY HOSPITALITY TRUST, INC.

              Pro Forma Condensed Consolidated Statement of Income
                        Three Months Ended June 30, 1999
                (Unaudited, in thousands, except for share data)



                                                            Transfer to
                                                             Supertel
                                           Supertel        Hospitality
                                       Hospitality, Inc.   Management,
                                          Historical         Inc.(a)        Adjustments    Sub-Total
                                       -----------------  --------------  ---------------  ----------
Revenue
  Room revenue.......................            $13,378     $(13,378)    $       --       $     --
  Other lodging revenue..............                395         (395)            --             --
  Percentage lease
    revenue..........................                 --        5,434(b)          --          5,434
  Other revenue......................                 40           --            (50)(c)        (10)
                                                 -------     --------     -----------         ------
        Total revenue................             13,813       (8,339)            (50)         5,424
                                                 -------     --------     -----------         ------
Expenses
  Hotel operating
    expenses.........................              8,048       (8,048)             --             --
  Interest...........................                895           --             770(d)(e)    1,665
  Real estate operating
    expenses.........................                 --          661              --            661
  General and
    administrative...................              1,049         (572)           (235)(c)        242
  Depreciation and
    amortization.....................              1,156           --              --          1,156
                                                 -------     --------     -----------         ------
        Total expenses...............             11,148       (7,959)            535          3,724
                                                 -------     --------     -----------         ------
Income from operations...............              2,665         (380)           (585)         1,700
Gain (loss) on sale of
  assets.............................                 --           --              --             --
Income allocated to
  minority interest..................                 --           --              --             --
                                                 -------     --------     -----------         ------
Income before income
  taxes..............................              2,665         (380)           (585)         1,700
Income tax expense...................              1,066           --          (1,066)(f)         --
                                                 -------     --------     -----------         ------
        Net Income...................            $ 1,599     $   (380)          $ 481         $1,700
                                                 =======     ========     ===========         ======
Basic earnings per common
  share..............................              $0.33
Diluted earnings per common
  share..............................              $0.33
Weighted average shares
  Basic..............................              4,843
  Diluted............................              4,843


                                              MERGER
                                      ----------------------------
                                      Humphrey
                                     ospitality
                                     rust, Inc.
                                     Historical    Adjustments    Pro Forma
                                     -----------  --------------  ----------
                                     C>
Revenue
  Room revenue.......................       --    $       --       $    --
  Other lodging revenue..............       --            --            --
  Percentage lease
    revenue..........................    3,192            --         8,626
  Other revenue......................        4             25(g)        19
                                         ------   -----------       -------
        Total revenue................     3,196            25         8,645
                                         ------   -----------       -------
Expenses
  Hotel operating
    expenses.........................        --            --            --
  Interest...........................     1,075            --         2,740
  Real estate operating
    expenses.........................       267            --           928
  General and
    administrative...................       119            50(h)        411
  Depreciation and
    amortization.....................       827           134(e)      2,117
                                         ------   -----------       -------
        Total expenses...............     2,288           184         6,196
                                         ------   -----------       -------
Income from operations...............       908          (159)        2,449
Gain (loss) on sale of
  assets.............................       (78)           78(i)         --
Income allocated to
  minority interest..................      (131)          (42)(j)      (173)
                                         ------   -----------       -------
Income before income
  taxes..............................       699          (123)        2,276
Income tax expense...................        --            --            --
                                         ------   -----------       -------
        Net Income...................    $  699         $(123)      $ 2,276
                                         ======   ===========       =======
Basic earnings per common
  share..............................     $0.15                       $0.20
Diluted earnings per common
  share..............................     $0.15                        0.20
Weighted average shares
  Basic..............................     4,632                      11,174
  Diluted............................     5,500                      12,042



See accompanying notes to pro forma condensed consolidated statement of income.

                        HUMPHREY HOSPITALITY TRUST, INC.

              Pro Forma Condensed Consolidated Statement of Income
                       Three Months Ended March 31, 1999
                (Unaudited, in thousands, except for share data)



                                                           Transfer to
                                                             Supertel
                                           Supertel        Hospitality
                                       Hospitality, Inc.   Management,
                                          Historical         Inc.(a)        Adjustments    Sub-Total
                                       -----------------  --------------  ---------------  ----------
Revenue
  Room revenue.......................            $10,896     $(10,896)    $        --         $   --
  Other lodging revenue..............                368         (368)             --             --
  Percentage lease
    revenue..........................                 --        4,876(b)           --          4,876
  Other revenue......................                  8           --             (12)(c)         (4)
                                                 -------     --------     -----------         ------
        Total revenue................             11,272       (6,388)            (12)         4,872
                                                 -------     --------     -----------         ------
Expenses
  Hotel operating
    expenses.........................              7,339       (7,339)             --             --
  Interest...........................                906           --             795(d)(e)    1,701
  Real estate operating
    expenses.........................                 --          603              --            603
  General and
    administrative...................                871         (572)           (164)(c)        135
  Depreciation and
    amortization.....................              1,119           --              --          1,119
                                                 -------     --------     -----------         ------
        Total expenses...............             10,235       (7,308)            631          3,558
                                                 -------     --------     -----------         ------
Income from operations...............              1,037          920            (643)         1,314
Gain (loss) on sale of
  assets.............................                 --           --              --             --
Income allocated to
  minority interest..................                 --           --              --             --
                                                 -------     --------     -----------         ------
Income before income
  taxes..............................              1,037          920            (643)         1,314
Income tax expense...................                415           --            (415)(f)         --
                                                 -------     --------     -----------         ------
        Net Income...................            $   622     $    920           $(228)        $1,314
                                                 =======     ========     ===========         ======
Basic earnings per common
  share..............................              $0.13
Diluted earnings per common
  share..............................              $0.13
Weighted average shares
  Basic..............................              4,843
  Diluted............................              4,843


                                                      MERGER
                                       -----------------------------
                                         Humphrey
                                       Hospitality
                                       Trust, Inc.
                                        Historical     Adjustments    Pro Forma
                                       ------------  ---------------  ----------
Revenue
  Room revenue.......................      $    --       $    --       $     --
  Other lodging revenue..............           --            --             --
  Percentage lease
    revenue..........................        2,848            --          7,724
  Other revenue......................            9            25(g)          30
                                            ------   -----------        -------
        Total revenue................        2,857            25          7,754
                                            ------   -----------        -------
Expenses
  Hotel operating
    expenses.........................           --            --             --
  Interest...........................        1,096            --          2,797
  Real estate operating
    expenses.........................          252            --            855
  General and
    administrative...................          104            50(h)         289
  Depreciation and
    amortization.....................          837           134(e)       2,090
                                            ------   -----------        -------
        Total expenses...............        2,289           184          6,031
                                            ------   -----------        -------
Income from operations...............          568          (159)         1,723
Gain (loss) on sale of
  assets.............................           --            --             --
Income allocated to
  minority interest..................          (90)          (34)(j)       (124)
                                            ------   -----------        -------
Income before income
  taxes..............................          478          (193)         1,599
Income tax expense...................           --            --             --
                                            ------   -----------        -------
        Net Income...................       $  478         $(193)       $ 1,599
                                            ======   ===========        =======
Basic earnings per common
  share..............................        $0.10                        $0.14
Diluted earnings per common
  share..............................        $0.10                        $0.14
Weighted average shares
  Basic..............................        4,632                       11,174
  Diluted............................        5,500                       12,042

See accompanying notes to pro forma condensed consolidated statement of income.

                        HUMPHREY HOSPITALITY TRUST, INC.

              Pro Forma Condensed Consolidated Statement of Income
                      Three Months Ended December 31, 1998
                (Unaudited, in thousands, except for share data)



                                                            Transfer to
                                                              Supertel
                                            Supertel        Hospitality
                                       Hospitality, Inc.    Management,
                                           Historical         Inc.(a)        Adjustments    Sub-Total
                                       ------------------  --------------  ---------------  ----------
Revenue
  Room revenue.......................            $11,829      $(11,829)    $        --      $    --
  Other lodging revenue..............                412          (412)             --           --
  Percentage lease
    revenue..........................                 --         5,089(b)           --          5,089
  Other revenue......................                 31            (1)            (37)(c)         (7)
                                                 -------      --------     -----------         ------
        Total revenue................             12,272        (7,153)            (37)         5,082
                                                 -------      --------           -----         ------
Expenses
  Hotel operating
    expenses.........................              7,368        (7,368)             --             --
  Interest...........................                944            --             763(d)(e)    1,707
  Real estate operating
    expenses.........................                 --           488              --            488
  General and
    administrative...................              1,506          (591)           (885)(c)         30
  Depreciation and
    amortization.....................              1,136            --              --          1,136
                                                 -------      --------           -----         ------
        Total expenses...............             10,954        (7,471)           (122)         3,361
                                                 -------      --------           -----         ------
Income from operations...............              1,318           318              85          1,721
Gain (loss) on sale of
  assets.............................                (38)           --              38             --
Income allocated to
  minority interest..................                 --            --              --             --
                                                 -------      --------           -----         ------
Income before income
  taxes..............................              1,280           318             123          1,721
Income tax expense...................                512            --           (512)(f)          --
                                                 -------      --------     -----------         ------
        Net Income...................            $   768      $    318           $ 635         $1,721
                                                 =======      ========           =====         ======
Basic earnings per common
  share..............................              $0.16
Diluted earnings per common
  share..............................              $0.16
Weighted average shares
  Basic..............................              4,843
  Diluted............................              4,843

                                               MERGER
                                     ----------------------------
                                        Humphrey
                                      Hospitality
                                      Trust, Inc.
                                       Historical     Adjustments    Pro Forma
                                      ------------  ---------------  ----------
Revenue
  Room revenue.......................   $     --   $         --         $   --
  Other lodging revenue..............         --             --             --
  Percentage lease
    revenue..........................       3,171            --          8,260
  Other revenue......................           8            25(g)          26
                                           ------   -----------        -------
        Total revenue................       3,179            25          8,286
                                           ------   -----------        -------
Expenses
  Hotel operating
    expenses.........................          --            --             --
  Interest...........................         986            --          2,693
  Real estate operating
    expenses.........................         240            --            728
  General and
    administrative...................          77            50(h)         157
  Depreciation and
    amortization.....................         808           134(e)       2,078
                                           ------   -----------        -------
        Total expenses...............       2,111           184          5,656
                                           ------   -----------        -------
Income from operations...............       1,068          (159)         2,630
Gain (loss) on sale of
  assets.............................        (622)          622(i)          --
Income allocated to
  minority interest..................         (71)         (120)(j)       (191)
                                           ------   -----------        -------
Income before income
  taxes..............................         375           343          2,439
Income tax expense...................          --            --             --
                                           ------   -----------        -------
        Net Income...................      $  375         $ 343        $ 2,439
                                           ======   ===========        =======
Basic earnings per common
  share..............................       $0.08                        $0.22
Diluted earnings per common
  share..............................       $0.08                        $0.22
Weighted average shares
  Basic..............................       4,632                       11,174
  Diluted............................       5,500                       12,042

See accompanying notes to pro forma condensed consolidated statement of income.

                        HUMPHREY HOSPITALITY TRUST, INC.

              Pro Forma Condensed Consolidated Statement of Income
                     Three Months Ended September 30, 1998
                (Unaudited, in thousands, except for share data)

                                                                                                        MERGER
                                                  Transfer to                                ----------------------------
                                                   Supertel                                   Humphrey
                                 Supertel         Hospitality                                Hospitality
                             Hospitality, Inc.    Management,                                Trust, Inc.
                                 Historical         Inc.(a)        Adjustments    Sub-Total   Historical     Adjustments   Pro Forma
                             ------------------  --------------  ---------------  ---------  ------------  --------------- ---------
Revenue
  Room revenue.............      $14,231          $(14,231)         $    --         $   --      $    --         $  --       $    --
  Other lodging revenue....          426              (426)              --             --           --            --            --
  Percentage lease
    revenue................           --             5,628(b)            --          5,628        3,011            --         8,639
  Other revenue............           23                --               --             23           14            25(g)         62
                                 -------          --------          -------         ------       ------       -------       -------
        Total revenue......       14,680            (9,029)              --          5,651        3,025            25         8,701
                                 -------          --------          -------         ------       ------       -------       -------
Expenses
  Hotel operating
    expenses...............        8,261            (8,261)              --             --           --            --            --
  Interest.................          994                --              713(d)(e)    1,707          839            --         2,546
  Real estate operating
    expenses...............           --               610               --            610          244            --           854
  General and
    administrative.........          992              (591)            (201)(c)        200          182            50(h)        432
  Depreciation and
    amortization...........        1,094                --               --          1,094          686           134(e)      1,914
                                 -------          --------          -------         ------       ------       -------       -------
        Total expenses.....       11,341            (8,242)             512          3,611        1,951           184         5,746
                                 -------          --------          -------         ------       ------       -------       -------
Income from operations.....        3,339              (787)            (512)         2,040        1,074          (159)        2,955
Gain (loss) on sale of
  assets...................          (14)               --               14             --          (16)           16(i)         --
Income allocated to
  minority interest........           --                --               --             --         (155)          (58)(j)      (213)
                                 -------          --------          -------         ------       ------       -------       -------
Income before income
  taxes....................        3,325              (787)            (498)         2,040          903          (201)        2,742
Income tax expense.........        1,330                --           (1,330)(f)         --           --            --            --
                                 -------          --------          -------         ------       ------       -------       -------
        Net Income.........      $ 1,995          $   (787)           $ 832         $2,040       $  903         $(201)      $ 2,742
                                 =======          ========          =======         ======       ======       =======       =======
Basic earnings per common
  share....................        $0.41                                                          $0.19                       $0.25
Diluted earnings per common
  share....................        $0.41                                                          $0.19                       $0.25
Weighted average shares
  Basic....................        4,842                                                          4,632                      11,174
  Diluted..................        4,842                                                          5,448                      11,990

See accompanying notes to pro forma condensed consolidated statement of income.

                        HUMPHREY HOSPITALITY TRUST, INC.

              Pro Forma Condensed Consolidated Statement of Income
                        Three Months Ended June 30, 1998
                (Unaudited, in thousands, except for share data)


                                                                                                      MERGER
                                                 Transfer to                                ----------------------------
                                                   Supertel                                   Humphrey
                                 Supertel        Hospitality                                Hospitality
                             Hospitality, Inc.   Management,                                Trust, Inc.
                                Historical         Inc.(a)        Adjustments    Sub-Total   Historical     Adjustments   Pro Forma
                             -----------------  --------------  ---------------  ---------  ------------  --------------- ---------
Revenue
  Room revenue.............            $13,139     $(13,139)    $        --      $      --      $    --         $  --         $  --

  Other lodging revenue....                398         (398)             --             --           --            --            --
  Percentage lease
    revenue................                 --        5,437(b)           --          5,437        2,354            --         7,791
  Other revenue............                  5           --              --              5            4            25(g)         34
                                       -------     --------     -----------         ------       ------   -----------       -------
        Total revenue......             13,542       (8,100)             --          5,442        2,358            25         7,825
                                       -------     --------     -----------         ------       ------   -----------       -------
Expenses
  Hotel operating
    expenses...............              7,468       (7,468)             --             --           --            --            --
  Interest.................              1,067           --             672(d)(e)    1,739          519            --         2,258
  Real estate operating
    expenses...............                 --          600              --            600          169            --           769
  General and
    administrative.........              1,160         (591)           (255)(c)        314          147            50(h)        511
  Depreciation and
    amortization...........              1,059           --              --          1,059          531           134(e)      1,724
                                       -------     --------     -----------         ------       ------   -----------       -------
        Total expenses.....             10,754       (7,459)            417          3,712        1,366           184         5,262
                                       -------     --------     -----------         ------       ------   -----------       -------
Income from operations.....              2,788         (641)           (417)         1,730          992          (159)        2,563
Gain (loss) on sale of
  Assets...................                 --           --              --             --          195          (195)(i)        --
Income allocated to
  minority interest........                 --           --              --             --         (163)          (22)(j)      (185)
                                       -------     --------     -----------         ------       ------   -----------       -------
Income before income
  Taxes....................              2,788         (641)           (417)         1,730        1,024          (376)        2,378
Income tax expense.........              1,115           --          (1,115)(f)         --           --            --            --
                                       -------     --------     -----------         ------       ------   -----------       -------
        Net Income.........            $ 1,673     $   (641)          $ 698         $1,730       $1,024         $(376)      $ 2,378
                                       =======     ========     ===========         ======       ======   ===========       =======
Basic earnings per common
  Share....................              $0.35                                                    $0.24                       $0.22
Diluted earnings per common
  Share....................              $0.35                                                    $0.24                       $0.22
Weighted average shares
  Basic....................              4,840                                                    4,303                      10,845
  Diluted..................              4,840                                                    4,990                      11,532

See accompanying notes to pro forma condensed consolidated statement of income.

                        HUMPHREY HOSPITALITY TRUST, INC.

              Pro Forma Condensed Consolidated Statement of Income
                       Three Months Ended March 31, 1998
                (Unaudited, in thousands, except for share data)


                                                                                                      MERGER
                                                  Transfer to                               -----------------------------
                                                    Supertel                                   Humphrey
                                  Supertel        Hospitality                                Hospitality
                              Hospitality, Inc.   Management,                                Trust, Inc.
                                 Historical         Inc.(a)        Adjustments    Sub-Total   Historical    Adjustments    Pro Forma
                              -----------------  --------------  ---------------  ---------  ------------  --------------  ---------
Revenue
  Room revenue..............            $10,534     $(10,534)    $        --          $  --      $    --      $     --      $
                                                                                                      --            --
  Other lodging revenue.....                371         (371)             --             --           --            --            --
  Percentage lease
    revenue.................                 --        4,741(b)           --          4,741        1,904            --         6,645
  Other revenue.............                 18           --              --             18            4            25(g)         47
                                        -------     --------     -----------         ------       ------   -----------       -------
        Total revenue.......             10,923       (6,164)             --          4,759        1,908            25         6,692
                                        -------     --------     -----------         ------       ------   -----------       -------
Expenses
  Hotel operating
    expenses................              6,740       (6,740)             --             --           --            --            --
  Interest..................              1,118           --             680(d)(e)    1,798          692            --         2,490
  Real estate operating
    expenses................                 --          597              --            597          177            --           774
  General and
    administrative..........              1,000         (591)           (214)(c)        195          102            50(h)        347
  Depreciation and
    amortization............              1,096           --              --          1,096          520           134(e)      1,750
                                        -------     --------     -----------         ------       ------   -----------       -------
        Total expenses......              9,954       (6,734)            466          3,686        1,491           184         5,361
                                        -------     --------     -----------         ------       ------   -----------       -------
Income from operations......                969          570            (466)         1,073          417          (159)        1,331
Gain (loss) on sale of
  assets....................                 --           --              --             --           --            --            --
Income allocated to
  minority interest.........                 --           --              --             --          (66)          (30)(j)      (96)
                                        -------     --------     -----------         ------       ------   -----------       -------
Income before income
  taxes.....................                969          570            (466)         1,073          351          (189)        1,235
Income tax expense..........                388           --            (388)(f)         --           --            --            --
                                        -------     --------     -----------         ------       ------   -----------       -------
        Net Income..........            $   581     $    570           $ (78)        $1,073       $  351         $(189)      $ 1,235
                                        =======     ========     ===========         ======       ======   ===========       =======
Basic earnings per common
  share.....................              $0.12                                                    $0.10                       $0.12
Diluted earnings per common
  share.....................              $0.12                                                    $0.10                       $0.12
Weighted average shares
  Basic.....................              4,840                                                    3,482                      10,024
  Diluted...................              4,840                                                    4,139                      10,681

See accompanying notes to pro forma condensed consolidated statement of income.

                        HUMPHREY HOSPITALITY TRUST, INC.

         NOTES TO PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
 Three Months Ended September 30, 1999, June 30, 1999, March 31, 1999, December
       31, 1998, September 30, 1998, June 30, 1998 and the March 31, 1998
                (Unaudited, in thousands, except for share data)

(a) Represents the transfer of Supertel Hospitality's hotel management operations to Supertel Hospitality Management in connection with the Merger and the conversion to a real estate investment trust.

(b) Adjustment to reflect percentage lease revenue calculated based on the terms of the proposed leases for and the historical revenue of the Supertel hotels.

(c) Reflects the elimination of non-recurring revenue and general and administrative expenses pertaining to the development division of Supertel which will not continue after the Merger and the elimination of payroll expenses related to certain Supertel executives who will resign in connection with the Merger.

(d) Adjustment to reflect interest expense computed on approximately $74 million of restructured debt outstanding after the Merger at an estimated weighted average interest rate of approximately 8.4% per annum.

(e) Represents amortization related to additional deferred financing costs, net of the amortization on the financing fees written off in connection with the restructuring of Supertel's debt, and additional depreciation expense related to the adjustment to record Humphrey Hospitality's net assets acquired at fair market value in connection with the Merger.

(f) Represents the elimination of Supertel's income taxes as a result of its conversion to a real estate investment trust.

(g) Represents rental revenue from the Supertel office building leased to Humphrey Hospitality Management for an annual rent of $100.

(h) Represents an increase in the annual fee paid to Humphrey
    Hospitality Management under the services agreement to $300 annually.

(i) Represents the elimination of impairment loss on assets or gain(loss) on the sales of assets.

(j) Represents an adjustment to the income allocated to minority interest based on a pro forma percentage of 7.21%.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
A. Exhibits -

2.1 Agreement and Plan of Merger dated June 11, 1999 between HHTI and Supertel Hospitality, Inc. (incorporated by reference to Exhibit 99.2 to HHTI's Current Report on Form 8-K filed on June 14, 1999).

3.1 Second Amended and Restated Articles of Incorporation of the
Registrant.

3.2 Third Amended and Restated Bylaws of the Registrant.

10.1 Declaration of Trust of Humphrey Hospitality REIT Trust
(incorporated by reference to Exhibit 10.1 to HHTI's Registration
Statement on Form S-11 (Registration No. 333-48583)).

10.2 Bylaws of Humphrey Hospitality REIT Trust (incorporated by reference to Exhibit 10.2 to HHTI's Registration Statement on Form S-11 (Registration No. 333-48583)).

10.3 Second Amended and Restated Agreement of Limited Partnership of Humphrey Hospitality Limited Partnership (incorporated by reference to
Exhibit 10.7 to HHTI's Registration Statement on Form S-11 (Registration No. 333-48583)).

10.4 Second Amended and Restated Agreement of Limited Partnership of Solomons Beacon Inn Limited Partnership (incorporated by reference to
Exhibit 10.2 to HHTI's Registration Statement on Form S-11 (Registration No. 33-93346)).

10.5 Agreement of Purchase and Sale dated March 26, 1997, between 344 Associates Limited Partnership and Humphrey Hospitality Limited
Partnership for the Comfort Inn-Gettysburg, Pennsylvania (incorporated by reference to Exhibit 10.17 to HHTI's Registration Statement on Form S-11 (Registration No. 333-48583)).

10.6 Agreement of Purchase and Sale dated March 26, 1997, between 144 Associated Limited Partnership and Humphrey Hospitality Limited Partnership for the Holiday Inn Express-Gettysburg, Pennsylvania (incorporated by reference to Exhibit 10.18 to HHTI's Registration Statement on Form S-11 (Registration No. 333-48583)).

10.7 Purchase Agreement dated March 26, 1997, between 644 Associates Limited Partnership and Humphrey Hospitality Limited Partnership for the Holiday Inn Express - Allentown, Pennsylvania (incorporated by reference to Exhibit 10.19 to HHTI's Registration Statement on Form S-11
(Registration No. 333-48583)).

10.8 Purchase Agreement dated March 26, 1997, between 544 Associates Limited Partnership and Humphrey Hospitality Limited Partnership for the Comfort Inn- Chambersburg, Pennsylvania Hotel (incorporated by reference to Exhibit 10.20 to HHTI's Registration Statement on Form S-11
(Registration No. 333-48583)).

10.9 Option Agreement (incorporated by reference to Exhibit 10.6 to HHTI's Registration Statement on Form S-11 (Registration No. 33-83658)).

10.10 Non-Competition Agreement (incorporated by reference to Exhibit
10.7 to HHTI's Registration Statement on Form S-11 (Registration No.
33-83658)).

10.11 Services Agreement dated as of January 1, 1996 between HHTI and Humphrey Hospitality Management, Inc. (incorporated by reference to
Exhibit 10.22 to HHTI's Registration Statement on Form S-11
(Registration No. 333-15897)).
                                   39

10.12 First Amendment to Services Agreement, dated as of October 1, 1996, between HHTI and Humphrey Hospitality Management, Inc.
(incorporated by reference to Exhibit 10.23 to HHTI's Registration Statement on Form S-11 (Registration No. 333-15897)).

10.13 Development Services Agreement, dated as of April 4, 1996, between Humphrey Hospitality Limited Partnership and Humphrey Development
(incorporated by reference to Exhibit 10.25 to HHTI's Registration Statement on Form S-11 (Registration No. 333-15897)).

10.14 First Amendment to Development Services Agreement dated November 6, 1996 between the Partnership and Humphrey Development (incorporated by reference to Exhibit 10.26 to HHTI's Registration Statement on Form S-11 (Registration No. 333-15897)).

10.15 Agreement of Purchase and Sale dated May 31, 1998 between Allen Investments, Inc. and Humphrey Hospitality Limited Partnership for the Best Western - Ellenton, FL, the Shoney's Inn, Ellenton, FL and the Hampton Inn, Brandon, FL (incorporated by reference to Exhibit 2.1 to Form 8-K/A filed August 6, 1998).

10.16 Revolving Credit and Guaranty Agreement dated August 18,1998 among HHTI, Humphrey Hospitality Limited Partnership, Humphrey Hospitality REIT Trust and Solomons Beacon Limited Partnership and BankBoston, N.A. and other banks that may become parties to the agreement (incorporated by reference to Exhibit 10.8 to Form 10-K405 filed on March 31, 1999).

10.17 First Amendment to BankBoston Revolving Credit and Guaranty
Agreement dated November 30, 1998 (incorporated by reference to Exhibit
10.9 to Form 10- K405 filed on March 31, 1999).

10.18 Shareholders' Agreement dated June 11, 1999, between Supertel Hospitality, Inc., Jeffrey Zwerdling, George R. Whittemore, Leah T. Robinson and Andrew A. Mayer (incorporated by reference to Form 10-Q filed on August 5, 1999).

10.19 Shareholders' Agreement dated June 11, 1999, between HHTI,
Supertel Hospitality, Inc., Paul J. Schulte and Steve H. Borgmann
(incorporated by reference to Form 10-Q filed on August 5, 1999).

10.20 Agreement dated June 11, 1999 between HHTI, Humphrey Hospitality Limited Partnership, Supertel Hospitality, Inc. and James I. Humphrey, Jr. (incorporated by reference to Form 10-Q filed on August 5, 1999).

10.21 Right of First Opportunity Agreement dated June 10, 1999, between HHTI, Humphrey Hospitality Limited Partnership and Humphrey Hospitality Management, Inc. (incorporated by reference to Form 10-Q filed on August 5, 1999).

27.1 Financial Data Schedule

B. Reports on Form 8-K.

None
                                   40

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

          HUMPHREY HOSPITALITY TRUST, INC.

          By: /s/ Paul J. Schulte
              -------------------
             Paul J. Schulte
             Chairman of THE BOARD,
             Chief executive officer


DATED this 10th day of December 1999.