Form 10-K405
period 1999-12-31
HUMPHREY HOSPITALITY TRUST INC
filed 2000-03-30
CIK 929545

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

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

                             THE NASDAQ STOCK MARKET
                                (Name of Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                             YES __X____ NO _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $77,516,455 based on the last sale price in The Nasdaq Stock Market for such stock on March 20, 2000.

The number of shares of the registrant's common stock outstanding was 11,173,543 as of March 20, 2000.

                       Documents Incorporated by Reference

Part III of the Registration Statement is incorporated by reference from the Company's proxy statement for its 2000 Annual Meeting.


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                       Form 10-K
                                                                         Report
Item No.                                                                  Page

                                     PART I

  1.    Description of Business...............................................3
  2.    Properties............................................................9
  3.    Legal Proceedings....................................................11
  4.    Submission of Matters to a Vote of Security Holders..................11


                                     PART II

  5.    Market for the Registrant's Common Equity and Related
            Shareholder Matters..............................................12
  6.    Selected Financial Data..............................................13
  7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................15
  7A.   Quantitative and Qualitative Disclosures about Market Risk...........19
  8.    Financial Statements and Supplementary Data..........................20
  9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..............................48

                                    PART III

  10.   Directors and Executive Officers of the Registrant...................48
  11.   Executive Compensation...............................................48
  12.   Security Ownership of Certain Beneficial Owners and Management.......48
  13.   Certain Relationships and Related Transactions.......................48

                                     PART IV

  14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K....49

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       Certain information both included and incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, supply and demand for hotel rooms in the Company's current and proposed market areas and general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

                                     PART I
Item 1.  Description of Business

(a)    General Development of Business

       Humphrey Hospitality Trust, Inc. was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994 and is a real estate investment trust ("REIT") for federal income tax purposes. Humphrey Hospitality Trust, Inc., through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the "Company"), owns a controlling interest in Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership (the "Partnerships"). As of December 31, 1999, the Company owned a 92.79% interest in Humphrey Hospitality Limited Partnership. Humphrey Hospitality Limited Partnership owns a 99% general partnership interest and the Company a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership").

       As of December 31, 1999, the Company, through the Partnerships and the Subsidiary Partnership, owned 88 existing limited service hotels (the "Hotels"), including 63 hotels acquired during 1999, and one office building. The Hotels (containing approximately 6,200 rooms in 19 states) and office building are leased to Humphrey Hospitality Management, Inc. and its subsidiary Supertel Hospitality Management, Inc. (collectively, the "Lessee").

       On October 30, 1996, the Common Stock began to trade on The Nasdaq Stock Market. Prior to that date, the Common Stock was traded on The Nasdaq SmallCap Market. The Company believes that by trading on The Nasdaq Stock Market, shares of the Common Stock may become more liquid, and the shareholder base of the Company may expand geographically and structurally with the potential for the Common Stock to be held by residents of almost every state and by institutional investors.

       From its inception in late 1994 through mid-1998, the Company had completed four capital stock offerings, permitting it to grow from eight hotels to twenty-five hotels. Through these years the Company entertained a variety of strategies in order to grow the company, including major acquisitions, additional capital offerings and strategic alliances. The Company's board concluded in mid-1998 that the consolidation in the lodging industry, and the difficult capital markets environment that existed in 1998 for hotel real estate investment trusts to raise additional capital, made it necessary to seek possible business combinations with other companies in order to continue to grow.

       On October 26, 1999, the Company and Supertel Hospitality, Inc. ("Supertel"), consummated a merger pursuant to which the Company exchanged 1.30 shares of its common stock for each outstanding share of Supertel's common stock (the "Merger"). As a result of the Merger and in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations," Supertel is considered the acquiring enterprise for financial reporting purposes. Accordingly, the financial statements herein present Supertel's historical financial information for periods prior to the Merger. So that the Company could continue to qualify as a REIT after the Merger, the Merger agreement provided for the shareholders of Supertel to receive a pre-closing dividend of Supertel's earnings and profits. The earnings and profits dividend of $5.13 per share was paid to Supertel shareholders on October 25, 1999. The boards and shareholders of both companies approved the Merger.

(b)    Financial Information About Industry Segments

       The Company is engaged primarily in the business of acquiring equity interests in existing hotel properties, therefore, presentation of information about industry segments is not applicable. See the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required in Item 1.

(c)    Narrative Description of Business

       General. At December 31, 1999, the Company owned, through the Partnerships and the Subsidiary Partnership, hotels in Virginia (6), West Virginia (2), Maryland (1), Pennsylvania (5), North Carolina (2), Kentucky (2), Delaware (1), Florida (4), Tennessee (2), Arkansas (4), Illinois (2), Iowa (11), Kansas (9), Missouri (8), Nebraska (9), Texas (11), Wisconsin (7), Arizona (1) and South Dakota (1). The Hotels are leased to the Lessee, which is substantially owned by Mr. Humphrey. The Company's primary objectives are to increase amounts distributable to shareholders and enhance shareholder value by participating in increased revenue from the Hotels through leases that provide for rent payments based on the revenue from the Hotels (the "Percentage Leases"). The Company also seeks to increase amounts distributable to shareholders by acquiring equity interests in additional existing hotels that meet the Company's investment criteria and by selectively developing new nationally franchised hotels.

       Internal Growth Strategy. The Company's use of Percentage Leases allows the Company to participate in increased revenue from the Hotels. The Percentage Leases provide for the Lessee to pay monthly base rent ("Base Rent") plus percentage rent ("Percentage Rent"). The Percentage Rent for each Hotel is comprised of (i) a set percentage of quarterly and semi-annual room revenue, which is payable quarterly and semi-annually, respectively, (ii) a set percentage of annual room revenue in excess of a threshold amount ("Threshold"), which is payable annually, and (iii) 8% of monthly revenue other than room revenue (including, but not limited to, telephone charges, movie rental fees and rental payments under third-party leases), which is payable monthly. The portion of Percentage Rent that is based on annual room revenue does not apply to amounts under the Threshold and is designed to allow the Company to participate in any future increases in room revenue. The Base Rent and Percentage Rents are hereinafter referred to collectively as "Rent". Under the Percentage Leases, the principal determinant of Percentage Rent is room revenue.

       Acquisition Strategy. The Investment Committee of the Board of Directors will conduct necessary due diligence and financial analysis required to make recommendations regarding acquisitions, dispositions, renovations and development. Any acquisition, investment or purchase of property involving a total purchase price of $3 million or more shall require approval of the Board of Directors and any transaction or series of related transactions involving less than such amount may be effected by the Chief Executive Officer of the Company or his designee without Board of Director approval. The Company has a policy that governs the Company's investment in hotel properties (the "Investment Policy"), including the acquisition and development of hotels. Under the Investment Policy, the Company will not acquire a hotel property unless the Company can demonstrate that it can reasonably expect an annual return on its investment (calculated as Rent less insurance, real estate and personal property taxes and reserves for furniture, fixtures and equipment of 4% of room revenues ("FFE Reserves")), that is equal to or greater than 12% of the total purchase price to be paid by the Company for such property. The Company applies the Investment Policy to a hotel property prior to its acquisition. There can be no assurance that increases in insurance rates, real estate or personal property taxes or FFE Reserves, which are based on room revenues, will not decrease the

Company's annual return on its investment in any Hotel to a level below that set out in the Investment Policy. The Company intends to acquire equity interests in hotel properties that meet the Company's investment criteria described below.

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

        o Hotels in a deteriorated physical condition, which could benefit significantly from renovations; and

        o Hotels in attractive locations that could benefit significantly by changing franchises to a grade that is more appropriate for the location and clientele.

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

       The Company's site selection criteria is expected to include some or all of the following characteristics:

        o relatively low land costs, particularly as compared with major metropolitan areas;

        o       sites that exist on or near major highways;

        o areas that have strong industrial bases with the potential for future growth;

        o communities with state or federal installations, colleges or universities; and

        o       sites that currently have an aging hotel presence.

       These criteria describe the basic characteristics that the Company looks for prior to committing to the development of a new hotel. Sites that are selected may have some or all of the market characteristics described above, as well as characteristics that are not specifically described herein. It is not anticipated that all sites selected by the Company will possess all of the characteristics described herein.

       The Board of Directors may change the Company's Investment Policy without shareholder approval.

       Replacement Reserves. The Percentage Leases obligate the Partnerships or the Subsidiary Partnership, as applicable, to make available to the Lessee an amount equal to 6% of room revenue per quarter, on a cumulative basis, for upgrading and maintaining the Hotels ("Replacement Reserve Deposits").

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

       Each Hotel managed by the Lessee employs a general manager who is responsible for the overall operations of the Hotel. General managers report to regional managers, who generally have responsibility for six to nine Hotels.

Daily operations are managed using a centralized approach through regional operations managers who report to the Lessee's offices as applicable. The Lessee's strategy is to encourage decision-making by those people closest to the hotel operation level at the lowest administrative cost.

       Property Management. In order for the Company to qualify as a REIT, neither the Company, the Partnerships nor the Subsidiary Partnership can operate hotels. Therefore, each of the Hotels is leased to the Lessee under Percentage Leases. Mr. Humphrey is the majority shareholder of the Lessee.

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

       Employees. The Company has an agreement between it and the Lessee (the "Services Agreement") to provide accounting and securities reporting services for the Company. Until the Merger, the Services Agreement provided that the Lessee would perform such services for an annual fee of $100,000 per year . At the time of the Merger, the Company and the Lessee executed an amendment to the Services Agreement that increased the annual fee to $300,000 per year. For the period from October 26, 1999 through December 31, 1999, the Company paid $50,000 pursuant to the Services Agreement. The Lessee employs approximately 1,900 people in operating the hotels. The Lessee has advised the Company that its relationship with its employees is good.

       Business Risks. The Hotels are subject to all operating risks common to the hotel industry. These risks include, among other things, competition from other hotels; recent over-building in the hotel industry, which has adversely affected occupancy and room rates; increases in operating costs due to inflation and other factors, which increases have not in recent years been, and may not necessarily in the future be, offset by increased room rates; significant dependence on business and commercial travelers and tourism; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. These factors could adversely affect the Lessee's ability to make lease payments and, therefore, the Company's ability to make expected distributions to shareholders. Further, decreases in room revenue at the Hotels will result in decreased revenue to the Partnerships and the Subsidiary Partnership, as applicable, under the Percentage Leases.

       The Company must rely on the Lessee to generate sufficient cash flow from the operations of the hotels to enable the Lessee to meet the rent obligations under the Leases. The obligations of the Lessee are unsecured. The Lessee has only nominal assets, consisting primarily of working capital.

       The Company's investments are subject to varying degrees of risk generally incident to the ownership of real property. The underlying value of the Company's real estate investments, as well as the Company's income and ability to make distributions to its shareholders, is dependent upon the ability of the Lessee to operate the Hotels in a manner sufficient to maintain or increase revenue and to generate sufficient income in excess of operating expenses to make rent payments under the Leases. Income from the Hotels may be adversely affected by changes in national or local economic conditions,changes in neighborhood characteristics, competition from other hotel properties, changes in present or future environmental legislation and laws, changes in the ongoing need for capital improvements, changes in real estate tax rates and other operating expenses, changes in governmental rules and fiscal policies, civil unrest, acts of God (including earthquakes and other natural disasters), which may result in uninsured losses, acts of war, changes in zoning laws and other factors that are beyond the control of the Company and the Lessee.

       Capitalization Policy. Hotel properties are carried at the lower of cost or net realizable value. In September 1999, the Company determined that the carrying value of the hotel in Bullhead City, Arizona, exceeded its fair value.

Accordingly, an impairment loss of approximately $1,300,000, which represents the excess of the carrying value over the fair value, net of costs to sell, was charged to operations in 1999.

       Environmental Matters. Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at a property owned by another party may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of hazardous substances may be substantial, and the presence of hazardous substances, or the failure to promptly remediate hazardous substances, may adversely affect the owner's ability to sell real estate or use real estate as collateral. In connection with the ownership and operation of the Hotels, the Company, the Partnerships, the Subsidiary Partnership or the Lessee, as the case may be, may be potentially liable for any such costs.

       The Company obtained environmental assessments on all of its Hotels prior to their acquisition or development. The environmental assessments were intended to identify potential environmental contamination for which the Hotels may be responsible. The environmental assessments included historical reviews of the Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of hazardous substances, toxic substances and underground storage tanks, and the preparation and issuance of a written report. The environmental assessments did not include invasive procedures, such as soil sampling or ground water analysis.

       The environmental assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on its business, assets, results of operations or liquidity, nor is the Company aware of any such liability. Nevertheless, it is possible that these environmental assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, the Company cannot be sure that:

        o future laws, ordinances or regulations will not impose any material environmental liability or

        o the current environmental condition of the Hotels will not be affected by the condition of the properties in the vicinity of the Hotels, such as the presence of leaking underground storage tanks, or by third parties unrelated to the Company, the Partnerships, the Subsidiary Partnership or the Lessee.

       The Company believes that the hotels comply in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. No governmental agency has notified the Company of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of the Hotels.

       Government Regulations. The Americans with Disabilities Act ("ADA") and similar state laws require public accommodations to meet certain requirements related to access and use by disabled persons. Failure to comply with these laws could result in the imposition of fines or the award of damages to private litigants. Compliance with the ADA could require removal of structural barriers to handicap access in certain public areas of the Hotels. The Company expects that some of the Hotels will require improvements to comply with the ADA and state laws. The Company is currently named as a defendant in one lawsuit alleging violations of the ADA at one of its Hotels.

        Franchise Agreements. The Lessee, which is owned substantially by Mr. Humphrey, holds all of the franchise licenses for each of the Hotels and is expected to hold all of the franchise licenses for any subsequently acquired hotel properties. During 1999, the Lessee paid franchise fees in the aggregate amount of approximately $1,900,000.

       Fourteen of the Hotels operate as Comfort Inn hotels and one Hotel operates as a Comfort Suites hotel. Comfort Inn(R) and Comfort Suites(R) are registered trademarks of Choice Hotels International, Inc. Two of the Hotels operate as a Best Western hotel and one of the Hotels operates as a Best Western Suites hotel. Best Western was established in 1946 as a reservation referral system by hoteliers and has developed into the world's largest hotel chain. One of the Hotels operates as a Days Inn hotel. Days Inn(R) has been operating for more than 20 years and is a registered trademark of Cendant, Inc. Three of the Hotels operate as Holiday Inn Express hotels. Holiday Inn Express(R) is a registered trademark of Bass Hotels & Resorts, Inc. Four of the Hotels operate as Hampton Inn(R) hotels which is a registered trademark of Hilton Hotels Corporation. Fifty-eight of the hotels operate as Super 8 motels, and two hotels operate as Wingate Inn hotels. Super 8(R) and Wingate Inn(R) are registered trademarks of Cendant, Inc. One hotel operates as a Shoney's Inn(R) hotel which is a registered trademark of Sholodge, Inc. One hotel operates as River Valley Suites, an independent, extended-stay facility.

       Tax Status. The Company made an election to be taxed as a REIT under the Internal Revenue Code ("Code"), commencing with its taxable year ending December 31, 1994. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

       Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. Of the total 1999 distributions to the Company's shareholders, 71% are considered ordinary income and 29% are considered return of capital.

         In conjunction with the merger and related transactions, the Company had several significant events that affect income tax-related balances for the year ended December 31, 1999. These events are summarized as follows:

        o After the Merger, the Company will continue to qualify as a REIT for tax purposes. REITs are generally not subject to Federal income taxes, provided they comply with various requirements necessary to maintain REIT status. Since the Company expects to maintain its REIT status, the tax effect of cumulative temporary differences as of October 26, 1999, has been reversed as a credit to deferred income tax expense and a reduction in deferred income taxes payable. This reversal reduced deferred income taxes payable by $926,075 as of October 26, 1999.

        o REITs are subject to Federal income taxes in certain instances for asset dispositions occurring within 10 years of acquisition by the REIT. The Company has elected to defer and recognize any taxable gain as a result of the sale of any Supertel assets resulting from the built-in gain at the time of the Merger. The Company does not expect to incur significant Federal tax liability resulting from the disposition of Supertel assets with built-in gain, if any.

        o The Company has determined that it is generally not subject to state and local income taxes in the jurisdictions in which the Company operates hotels.

Item 2. Properties

       The following table sets forth certain information with respect to the Hotels
 Super 8                           Number of Rooms          Super 8 (con't)                           Number of Rooms
                                   ---------------                                                    ---------------
 Aksarben-Lincoln, NE (1)                  73               Watertown, SD (1)                               58
 Antigo, WI (1)                            52               Wayne, NE (1)                                   40
 Batesville, AR (1)                        49               West Dodge- Omaha, NE (1)                       101
 Bedford, TX (1)                           113              West "O" - Lincoln, NE (1)                      82
 Burlington, IA (1)                        62               Wichita Falls, TX (1)                           104
 Clinton, IA (1)                           63               Wichita, KS (1)                                 119
 College Station, TX (1)                   89               Wichita - (Park City), KS(1)                    59
 Columbus, NE (1)                          63               West Plains, MO (1)                             49
 Cornhusker-Lincoln, NE (1)                133              Comfort Inn
 Creston, IA (1)                           123              Culpeper, VA                                    49
 Denton, TX (1)                            80               Chambersburg, PA                                65
 El Dorado, KS (1)                         49               Dahlgren, VA                                    59
 Fayetteville, AR (1)                      83               Dublin, VA                                      100
 Ft. Madison, IA (1)                       42               Farmville, VA                                   51
 Garden City, KS (1)                       60               Gettysburg, PA                                  81
 Grapevine, TX (1)                         102              Morgantown, WV                                  80
 Hays, KS (1)                              78               Minocqua, WI (1)                                51
 Iowa City, IA (1)                         86               Murphy, NC                                      56
 Irving, TX (1)                            104              New Castle, PA                                  79
 Jacksonville, IL (1)                      43               Princeton, WV                                   51
 Jefferson City, MO (1)                    77               Rocky Mount, VA                                 60
 Keokuk, IA (1)                            61               Sheboygan, WI (1)                               59
 Kingdom City, MO (1)                      62               Beacon Marina-Solomons, MD                      60
 Kirksville, MO (1)                        61               Comfort Suites
 Lenexa, KS (1)                            101              Dover, DE                                       64
 Macomb, IL (1)                            41               Best Western
 Manhattan, KS (1)                         87               Harlan, KY                                      62
 Marshall, MO (1)                          54               Ellenton, FL                                    73
 McKinney, TX (1)                          80               Best Western Suites
 Menomonie, WI (1)                         81               Key Largo, FL                                   40
 Moberly, MO (1)                           60               Days Inn
 Mountain Home, AR (1)                     41               Farmville, VA                                   60
 Mt. Pleasant, IA (1)                      55               Hampton Inn
 Muscatine, IA (1)                         63               Brandon, FL                                     80
 Neosho, MO (1)                            58               Cleveland, T                                    60
 Norfolk, NE (1)                           66               Jackson, TN                                     121
 Omaha, NE (1)                             115              Shelby, NC                                      78
 O'Neill, NE (1)                           72               Shoney's Inn
 Oskaloosa, IA (1)                         51                Ellenton, FL                                   63
 Parsons, KS (1)                           48               River Valley Suites
 Pella, IA (1)                             40               Bullhead City, AZ (1)                           76
 Pittsburg, KS (1)                         64               Wingate Inn
 Plano, TX (1)                             102              Irving, TX (1)                                  101
 Portage, WI (1)                           61               Houston, TX (1)                                 101
 Russellville, AR (1)                      61               Holiday Inn Express
 Sedalia, MO (1)                           87                Allentown, PA                                  82
 Shawano, WI (1)                           55                Danville, KY                                   63
 Storm Lake, IA (1)                        59                Gettysburg, PA                                 51
 Tomah, WI (1)                             64
 Waco, TX (1)                              78               Totals                                    ---------------
                                                                                                           6,240

-----------
(1) Hotels acquired through merger in October 1999.

Additional property information is found in Item 8 - Schedule III of this FORM 10-K.

The Percentage Leases

    The Hotels are leased to the Lessee under percentage leases. The percentage leases provide for both base rent and percentage rents. However, the Company's Board of Directors may, in its discretion, alter the lease provisions with respect to any proposed percentage lease, depending on the purchase price paid for the Hotel, economic conditions and other factors deemed relevant at the time.

    Percentage Lease Terms. Each percentage lease has an initial noncancelable term of ten years, which the Lessee, at its option, may renew for an additional term of five years, subject to earlier termination on the occurrence of defaults and other events including, particularly, the provisions described in each lease under "Damage to Hotels," "Condemnation of Hotels" and "Termination of Percentage Leases on Disposition of the Hotels."

    Amounts Payable Under the Percentage Leases. During the term of each percentage lease, the Lessee is obligated to pay base rent, percentage rent and other amounts, including additional charges resulting from interest accrued on any late payments or charges. Base rent is a fixed amount that is paid monthly. The percentage rent for each hotel is comprised of:

        o a set percentage of quarterly room revenue, which is payable quarterly;

        o a set percentage of semi-annual room revenues, which is payable semi-annually;

        o a set percentage of annual room revenues, in excess of a minimum amount, which is payable annually; and

        o 8% of monthly revenues other than room revenues including, but not limited to, telephone charges, movie rental fees and rental payments under any third-party leases, which is payable monthly.

    The portion of percentage rent that is based on annual room revenues is designed to allow the Company to participate in any future increases in room revenues. All percentage rents are due 30 days after the end of the applicable calendar period.

    The percentage leases require the Lessee to pay base rent, percentage rents, additional charges and the operating expenses of the hotels, except the following, which are obligations of the Company:

        o       real estate and personal property taxes;

        o       ground lease rent, where applicable;

        o       the cost of certain furniture, fixtures and equipment;

        o expenditures for items that are classified as capital items under generally accepted accounting principles, ("GAAP") which are necessary for the continued operation of the hotels; and

        o       property and casualty insurance premiums.

       Operating expenses include insurance, other than property and casualty insurance, all costs and expenses, and all utility and other charges incurred in the operation of the Hotels during the term of the percentage leases. The percentage leases also provide for rent reductions and abatements in the event of damage to or destruction or a partial taking of any Hotel.

Item 3.  Legal Proceedings

       On June 14, 1999, Humphrey Hospitality Management d/b/a/ Best Western Suites-Key Largo and Humphrey Hospitality Limited Partnership were served a lawsuit filed by the Association for Disabled Americans, Inc., Daniel Ruiz and Jorge Luis Rodriguez. The case is pending in the United States District Court for the Southern District of Florida (Case No.: 99-10066). The case alleges various violations of the Americans with Disabilities Act regarding accessibility of the hotel for disabled citizens. An answer was filed in this case. The case requests injunctive relief, including altering the subject premises, closing the premises until the modifications are completed and attorneys' fees and costs. An investigation is underway regarding the allegations contained in this case. A proposed settlement agreement has been received by the Company and is currently being reviewed.

       With the exception of the litigation noted above, the Company is not presently involved in any material litigation, nor to its knowledge is any material litigation threatened against the Company or its properties other than routine litigation arising in the ordinary course of business and which is expected to be covered by the Company's liability insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

       A special meeting of the stockholders of Supertel Hospitality Inc. was held at the DoubleTree Hotel in Omaha, Nebraska commencing at 11:00 a.m. on September 27, 1999. The stockholders approved and adopted the Agreement and Plan of Merger between Supertel and the Company. Voting on the matter was as follows:

        1. Approval and adoption of the Agreement and Plan of Merger between Supertel and the Company:

             FOR ....................................... 3,713,584
             AGAINST ...................................   200,045
             ABSTAIN....................................       500

         The Annual Meeting of Shareholders of the Company was held at the Omni Richmond Hotel, 100 South 12th Street, Richmond, Virginia, at 10:00 a.m. on Monday, September 27, 1999. The meeting was adjourned and then reconvened at the Company's headquarters in Silver Spring, Maryland at 10:00 a.m. on Tuesday, October 5, 1999. Holders of record of 4,171,765 shares of the Company's common stock were present in person or by proxy at the meeting out of a total of 4,631,700 shares outstanding on August 2, 1999, the record date for meeting. Voting results were as follows:

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

        2. The vote for election of Directors of the Company was as follows:

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

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters.

(a)      Market Information

       On October 30, 1996, the Common stock was approved for listing and began trading on The Nasdaq Stock Market ("Nasdaq") under the Company's symbol "HUMP". The closing sales price for the common stock as of March 20, 2000 was $6.9375 per share. The table below sets forth the high and low sales prices per share reported by Nasdaq for both the Company and Supertel and for the periods indicated.

                                     Humphrey Hospitality                        Supertel
                                          Common Stock                          Common Stock
                                          ------------                          ------------
                                   High        Low       Dividend        High         Low     Dividend
                                   ----        ---       --------        ----         ---     --------
1997
  First Quarter................   $  9.75     $  8.00     $   .19       $ 11.00     $  8.88       N/A
  Second Quarter...............   $ 10.75     $  8.75     $   .19       $  9.25     $  8.00       N/A
  Third Quarter................   $ 11.38     $ 10.50     $   .19       $ 12.00     $  8.25       N/A
  Fourth Quarter...............   $ 12.00     $ 10.25     $ .2025       $ 16.25     $ 10.00       N/A
1998
  First Quarter................   $ 12.06     $ 10.75     $ .2025       $ 14.00     $  8.50       N/A
  Second Quarter...............   $ 11.00     $  9.75     $ .2175       $ 14.25     $ 12.25       N/A
  Third Quarter................   $ 10.00     $  9.75     $  .225       $ 13.13     $  9.00       N/A
  Fourth Quarter...............   $  9.56     $  8.75     $  .225       $ 10.50     $  8.00       N/A
1999
  First Quarter................   $  9.63     $  7.88     $  .225       $ 10.94     $  8.25       N/A
  Second Quarter...............   $  8.94     $  7.25     $  .225       $ 12.56     $  8.25       N/A
  Third Quarter................   $  8.38     $  6.13     $  .225       $ 13.19     $ 12.06       N/A
  Fourth Quarter ..............   $  8.00     $  6.19     $  .225         N/A        N/A        $ 5.13

(b)    Holders

       As of January 28, 2000, the approximate number of holders of record of the shares was 300 and the approximate number of beneficial owners was 2,500.

(c)    Dividends

       The Company paid quarterly dividends from the first quarter of the fiscal year ended December 31, 1995 through the end of the third quarter of 1997. During 1997, the Company began paying monthly dividends and intends to continue to pay regular monthly dividends to its shareholders.

       The Company announced a monthly dividend of $.075 per share for each shareholder of record as of January 31, 2000, February 29, 2000 and March 31, 2000, payable on February 29, 2000, March 31, 2000 and April 30, 2000, respectively. Of the $0.90 per share dividend paid during the year ended December 31, 1999, approximately $0.26 per share represented a return of capital based upon earnings per share determined for REIT taxable income purposes.

       The Company expects to maintain its current dividend rate for 2000, unless actual results of operations, economic conditions or other factors differ from the assumptions used in its estimates. The actual cash flow that the Company will realize will be affected by a number of factors, including the revenue received from Leases and unanticipated capital expenditures. No assurance can be given that the Company's estimate will prove accurate.

       Future dividends paid will be at the discretion of the Board of Directors. The dividends will depend on the Company's actual cash flow, financial condition, capital requirements, the annual dividend requirements under the REIT provisions of the Code and such other factors as the Directors deem relevant.

Item 6.  Selected Financial Data

EXPLANATORY NOTE

       On October 26, 1999 (date of acquisition), Humphrey Hospitality and Supertel consummated a merger pursuant to which Supertel was merged (the "Merger") with and into Humphrey Hospitality. As a result of the merger and in accordance with the provision of Accounting Principles Board Opinion No. 16, "Business Combinations", Supertel was considered the acquiring enterprise for financial reporting purposes. Accordingly, the operating results of Humphrey Hospitality have been included in the Company's financial statements since the date of acquisition. The Company established a new accounting basis for Humphrey Hospitality's assets and liabilities based on their fair values. Prior to the date of acquisition, the selected financial data and the financial statements of the Company include the hotel operations and historical information of Supertel. Subsequent to the date of acquisition, the hotel operations of Supertel are leased to Supertel Hospitality Management, Inc., a subsidiary of Humphrey Hospitality Management, Inc., and are no longer reflected in the Company's operating results.

       The following table sets forth selected historical financial information for the Company. The selected operating data and balance sheet data have been extracted from the Company's consolidated financial statements for each of the periods presented. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto of the Company and the Lessee included elsewhere in this annual report on Form 10-K.

                                            HUMPHREY HOSPITALITY TRUST, INC.
                                                 SELECTED FINANCIAL DATA
                                          (In thousands, except per share data)


                                                                  For the years ended December 31,

                                                1999             1998             1997           1996              1995
                                                ----             ----             ----           ----              ----

Operating data:
   Total hotel revenues (1)                  $43,871            $51,339         $46,345         $37,832          $31,368
                                             =======            =======         =======         =======          =======

   Net income applicable to
      common shareholders                     $5,588             $5,017          $4,102          $3,371           $3,624
                                              ======             ======          ======          ======           ======

Basic earnings per common share (2)             $.93              $1.04            $.85            $.70             $.75
                                                ====              =====            ====            ====             ====

Diluted earnings per common share (2)           $.93              $1.04            $.85            $.70             $.75
                                                ====              =====            ====            ====             ====

Dividends declared per common share (3)        $5.28                N/A             N/A             N/A              N/A


Balance Sheet Data:

   Shareholders' equity                     $  46,130          $  37,919        $  32,861       $28,759           $25,388

   Total assets                              $173,750           $106,239         $103,406       $92,276           $67,928

   Total long-term debt                      $118,973          $  61,662        $  65,476       $59,965           $39,255

(1) Represents annual room revenues and related hotel revenues through October 26, 1999. For the period October 27, 1999 through December 31, 1999, room revenues, other hotel revenue and related hotel expenses were no longer reported due to the establishment of operating leases with Humphrey Hospitality Management, Inc., and its subsidiary Supertel Hospitality Management, Inc. For the period October 27, 1999 through December 31, 1999, the Company reported lease revenues of approximately $5,656,000.

(2) Represents basic and diluted earnings per share computed in accordance with FAS No, 128, adopted by the Company during 1997. Basic earnings per share is computed as net income available to common shareholders, divided by the weighted average common shares outstanding and diluted earnings per share is computed as income before minority interest divided by the weighted average common shares outstanding plus the assumed conversion of the units held by minority interests. The adoption of FAS No. 128 did not have a material effect on prior years.

(3) Represents a pre-closing dividend of Supertel's earnings and profits of $5.13 per share, which was paid to Supertel stockholders pursuant to the merger agreement, plus dividends declared by the Company subsequent to the merger totaling $.15 per share.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Explanatory Note

       On October 26, 1999, the Company and Supertel consummated a merger pursuant to which Supertel was merged with and into the Company. As a result of the merger and in accordance with the provision of Accounting Principles Board Opinion No. 16, "Business Combinations," Supertel was considered the acquiring enterprise for financial reporting purposes. Accordingly, Management's
Discussion and Analysis of Financial Condition and Results of Operations contains comparisons of Supertel's historical information for the years ended December 31, 1999, 1998, 1997 and 1996.

General

       The Company's principal source of revenue after October 26, 1999 is from payments by the Lessee under the Leases. The principal determinants of Percentage Rent are the Hotels' room revenue, and to a lesser extent, other revenue. The Lessee's ability to make payments to the Partnerships under the Percentage Leases is dependent on the operations of the Hotels. Therefore, room revenue and its related other hotel revenues and hotel expenses related to the normal operations of Hotels are not reported after October 26, 1999 for the Company and become revenue and expense items for the Lessee.

Results of Operations

Comparison  of the year ended  December 31, 1999 to the year ended  December 31,
1998

       Total hotel revenue for the twelve-month period ended December 31, 1999 was $43,871,000, a decrease of $7,468,000 or 15%, over total revenue of $51,339,000 or the year ended December 31, 1998. Total revenue for the twelve-month period ended December 31, 1999 was $49,636,000, a decrease of $1,821,000 or 4% over the total revenue of $51,457,000 for the twelve-month period ended December 31, 1998. Hotel revenue and total revenue decreased for the year ended 1999 because the principal source of revenue changed on the merger date October 26, 1999 from room revenues and other hotel revenues to revenue from operating leases, resulting in lower hotel and total revenue and lower related hotel operating expenses.

         For the year, the average daily room rate was $50.36 in 1999, compared to $49.16 for the year 1998, an increase of 2% on a pro forma basis, assuming the companies had been combined for the full-years. Revenue per available room for 1999 increased slightly to $33.24 from $33.23. Pro forma occupancy as a percentage of rooms available for the year ended 1999 was 66% versus 68% for the same period in 1998.

       Hotel operating expenses for the year ended 1999 were $26,268,000, compared to $29,835,000 for the year ended 1998, a decrease of $3,567,000. Hotel operating expenses decreased for the year ended 1999 because the principal source of revenue changed on the merger date October 26, 1999 from room revenues and other hotel revenues to revenue from operating leases, resulting in lower total revenue and lower related hotel operating expenses.

       Interest expense increased by $947,000 for the year ended 1999 to $5,069,000 from $4,122,000 in 1998. The increase was primarily due to an increase in debt related to the merger.

       Depreciation expenses for the year ended 1999 were $5,223,000, compared to $4,386,000 for the year ended 1998, an increase of $837,000. The increase in depreciation expense was also primarily related to the merger.

       Property operating expenses for the year ended 1999 were $553,000 with no corresponding amount for 1998. As a result of the merger, no hotel operating expenses were reported after October 26, 1999. Property operating expenses, which were reported after October 26, 1999, primarily include expenses for real estate taxes, property related insurance, and land lease rents.

Comparison of the year ended December 31, 1999 to the year ended December 31, 1998 - Continued

       General and administrative expenses for the year ended December 31, 1999 were $3,724,000, compared to $3,950,000 for the year ended 1998, a decrease of $226,000. The decrease primarily was related to the merger.

           Supertel also incurred a one-time charge reported as a transaction expense of $708,000 in 1998 related to the terminated merger agreement with PMC Commercial Trust.

       A loss on sale of property and impairment loss was recorded for the years ended December 31, 1999 and 1998. This included a $1,300,000 loss on properties recognized as an impairment of fair value of the property in Bullhead City, AZ. The balance or loss on sale of property for the years ended December 31, 1999 and 1998 was a result of losses on sales of property assets.

       Net income for the year ended 1999 was $5,588,000, or $.93 per share, versus net income of $5,017,000, or $1.04 per share, on a diluted basis for the corresponding period in 1998.

Comparison  of the year ended  December 31, 1998 to the year ended  December 31,
1997

       Total motel revenues for 1998 were $51,338,529, an increase of $4,993,714 or 10.8% over the total revenues of $46,344,815 for 1997. The increase was primarily due to an increase of $4,910,813 in revenue from lodging operations. Revenues from other lodging activities, which consisted of telephone, vending and movie revenues, increased $82,901.

       The increase in revenues from lodging operations resulted from an increase in the number of rooms rented and an increase in the average daily room rate. Supertel rented 1,094,009 rooms in 1998 compared to 1,041,904 rooms in 1997, an increase of 52,105 rooms or 5.0%. The average daily room rate was $46.93 for 1998, compared to $44.48 for 1997, an increase of $2.45 or 5.5%.

       Motel revenue was also favorably impacted by changes in occupancy. Occupancy as a percentage of rooms available increased to 66.9% in 1998 compared to 65.7% in 1997. For seasoned properties (those owned/opened over one year) occupancy was 67.2% in both years. The increase in the occupancy percentage resulted primarily from the continued seasoning of Supertel's properties in Texas. Revenue per available room for 1998 increased to $31.41 from $29.24 in 1997.

       Lodging expenses for 1998 was $28,697,945 compared to $26,952,031 for 1997, an increase of $1,745,914 or 6.5%. The increase in lodging expenses was due primarily to the increase in the number of rooms rented. Lodging expenses as a percentage of motel revenues decreased to 55.9% in 1998 from 58.2% in 1997. The percentage decrease resulted from cost controls implemented under Supertel's open book management program and a larger base of revenue to cover fixed costs.

       Depreciation and amortization expenses for 1998 were $4,451,933 compared to $4,060,778 in 1997, an increase of $391,155 or 9.6%. The increase was primarily due to an increase in the number of motel properties owned for a full year.

       General and administrative expenses for 1998 were $3,949,588 compared to $3,154,737 for 1997, an increase of $794,851 or 25.2%. General and administrative expenses as a percent of motel revenue increased to 7.7% in 1998 from 6.8% in 1997. The increase in general and administrative expenses was due primarily to increased payroll expense attributable to employee salary increases and employee incentive programs initiated in 1998.

       Interest expense decreased to $4,056,558 in 1998 from $4,529,700 in 1997, a decrease of $473,142 or 10.4%. The decrease was due to the use of operating income to pay down bank debt. Average bank borrowings were $53,285,701 in 1998 compared to $56,943,962 in 1997, a decrease of 6.4%.

Comparison of the year ended December 31, 1998 to the year ended December 31, 1997- Continued

       Supertel also incurred a one-time charge of $708,143 in 1998 related to the terminated merger agreement with PMC Commercial Trust. For the reasons described above, and including the one-time charge, net income for 1998 was $5,017,191 compared to $4,101,665 in 1997, an increase of $915,526 or 22.3%.
Basic and diluted net income per share from continuing operations for 1998, including the one-time charge, was $1.04 compared to $0.85 for 1997, an increase of 22.4%.

Comparison  of the year ended  December 31, 1997 to the year ended  December 31,
1996

       Total motel revenues for 1997 were $46,344,815, an increase of $8,512,427 or 22.5% over the total revenues of $37,832,388 for 1996. The increase was primarily due to an increase of $8,212,728 in revenue from lodging operations. Revenues from other lodging activities, which consisted of telephone, vending and movie revenues, increased $299,699.

       The increase in revenues from lodging operations resulted primarily from renting 1,041,904 rooms in 1997 compared to 903,643 rooms rented in 1996, an increase of 138,261 rooms or 15.3%. The increase in revenue from other lodging activities resulted from the increase in the number of rooms rented. The increase in rooms rented resulted primarily from the number of rooms added during the year. Supertel opened two new Wingate Inn hotels in Texas and purchased one existing Super 8 hotel in Wisconsin. In addition, new rooms were added to one Nebraska property.

       Revenues from lodging operations were favorably impacted by an increase in the average daily room rate. The average daily room rate was $44.48 for 1997, compared to $41.87 for 1996, an increase of $2.61 or 6.2%.

       Occupancy as a percentage of rooms available was 65.7% in 1997 and 1996. New motels generally have lower occupancy rates than those experienced by seasoned properties. The occupancy rate for seasoned properties (properties owned/opened more than one year) in 1997 was 67.2% versus 67.9% for 1996. Revenue per available room for 1997 increased to $29.24 from $27.49 in the prior year.

       Lodging expense for 1997 was $26,952,031 compared to $22,023,380 for 1996, an increase of $4,928,651 or 22.4%. The increase in lodging expenses was due primarily to the increase in the number of rooms rented. Lodging expenses as a percentage of motel revenues for 1997 and 1996 was 58.2%.

       Depreciation and amortization expenses for 1997 were $4,060,778 compared to $3,132,866 for 1996, an increase of $927,912 or 29.6%. The increase was primarily due to an increase in the number of motel properties owned for a full year.

       General and administrative expenses for 1997 were $3,154,737 compared to $2,665,794 for 1996, an increase of $488,943 or 18.3%. The increase in general and administrative expenses was due primarily to the expansion of staff to handle current and anticipated motel growth.

       Interest expense increased by 27.8% or $984,404 to $4,529,700 for 1997, from $3,545,296 in 1996. The increase was primarily due to the additional borrowings for acquisitions and construction. Average bank borrowings for 1997 increased to $56,943,962 from $45,320,603 for 1996, an increase of $11,623,359 or 25.6%.

       For the reasons described above, net income increased 21.7% to $4,101,665 for 1997 from $3,371,247 for 1996. Basic and diluted net income per share from continuing operations for 1997 was $0.85 compared to $0.70 for 1996.

Liquidity and Capital Resources

       Following the merger, the Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnerships' cash flow. The Partnerships' principal source of revenue is rent payments received from the Lessee. The Lessee's obligations under the Leases are unsecured. The Lessee's ability to make rent payments, and the Company's liquidity, including its ability to make distributions to shareholders, is dependent on the Lessee's ability to generate sufficient cash flow from the operation of the Hotels.

       The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters, with the exception of the Company's Hotels located in Florida, which are busiest in the first and fourth quarters of the year. To the extent that cash flow from operating activities is insufficient to provide all of the estimated monthly distributions (particularly in the first quarter), the Company anticipates that it will be able to fund any such deficit with advances from its line of credit replaced by future working capital.

       The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations and existing cash balances. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of dividends by the Company in accordance with REIT requirements.

       The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional securities of the Company, or, in connection with acquisitions of hotel properties, the issuance of units of limited partnership interest in Humphrey Hospitality Limited Partnership.

Debt

       At December 31, 1999, the Company's outstanding debt was approximately $119 million and is secured by the Hotels as follows:

                                       Approximate
                                       Loan Balance
                                           At        Interest          Maturity
Lender                                   12/31/99      Rate             Year     Other information
---------------------------------------------------------------------------------------------------------
US Bank Line of Credit                 $  5,000,000   7.99%             2001     LIBOR + 175-225,
                                                                                 Fixed at 60,90,180 days
US Bank E&P Term loan                  $ 13,000,000   8.31%             2004     15 Year Amortization
US Bank Term loan                      $ 10,000,000   8.53%             2004     15 Year Amortization
First National Bank of Omaha           $ 15,000,000   8.40%             2009     20 Year Amortization
Mercantile Bank of Sedalia             $  6,600,000   8.30%             2004     20 Year Amortization
Marquette Capital Bank, N.A.           $ 25,900,000   8.69%             2000     25 Year Amortization
Bertha Wetzler Note                    $    800,000   9.25%             2009
Mercantile Safe-Deposit & Trust
 Line of Credit                        $ 21,400,000   8.75%             2002     Variable, Prime + 25%
BankBoston Line of Credit              $ 11,200,000   7.79%             2001     Libor+185-235-$11.2M
                                                                                  Swap Ceiling 7.79%
Susquehanna Bank                       $  5,000,000   7.75%             2009     Fixed>2004,Adjustable
                                                                                every 5 yrs. Index+275
Regions Bank, NA                       $  2,900,000   8.00%             2018     Fixed>2003,Adjustable
                                                                                every 5 yrs.Index +250
Crestar Bank Bonds                     $  2,200,000   8.00%             2005     7.75% + fees = 8%


Inflation

       Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the Lessee's ability to raise room rates in the face of inflation, which may limit the Lessee's ability to pay Rent to the Company. Industry-wide average daily rates generally have failed to keep pace with inflation since 1987.

Seasonality of Hotel Business and the Hotels

       The hotel industry is seasonal in nature. Generally, revenues for hotels operating in the geographic areas in which the Hotels operate are greater in the second and third quarters than in the first and fourth quarters, with the exception of the Company Hotels located in Florida, which are busiest in the first and fourth quarters of the year. The Hotel's operations historically reflect this trend. Although the hotel business is seasonal in nature, the Company believes that it generally will be able to make its expected distributions by using undistributed cash from the second and third quarters to fund any shortfall in cash flow from operating activities from the Hotels in the first and fourth quarters.

Year 2000

       The  Company   believes  its  efforts  to  address  Year  2000   concerns
contributed to the Year 2000 problem having no material adverse effect on the Company's results of operations and financial condition.

Other Information

       In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a significant impact on the financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risks and Sensitivity Analysis

       The Company is exposed to various market risks, including fluctuations in interest rates. To manage these natural business exposures, the Company has entered into derivative transactions. The Company does not hold or issue derivative instruments for trading purposes. These contracts are entered into with major financial institutions, thereby minimizing the risk of credit loss. The following analyses presents the sensitivity of the market value, earnings and cash flows of the Company's financial instruments to hypothetical changes in the interest rates as if these changes occurred at December 31, 1999. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects that could impact the Company's business as a result of these changes in interest rates.

Interest Rate and Debt Sensitivity Analysis

       At December 31, 1999, the Company had debt totaling approximately $119,000,000, including fixed rate debt totaling approximately $81,400,000 and variable rate debt totaling approximately $37,600,000. Included in the variable rate debt is approximately $11,200,000 of debt subject to an interest rate swap agreement, which effectively changes the characteristics of the interest rate without actually changing the debt instrument. At December 31, 1999, the Company's interest rate swap agreement converted outstanding variable rate debt totaling approximately $11,200,000 to fixed rate debt for a period of time. At December 31, 1999, after adjusting for the effect of the interest rate swap agreement, the Company had fixed rate debt of approximately $92,600,000 and variable rate debt of $26,400,000. Holding other variables constant, an increase to market interest rates at December 31, 1999, would decrease the fair value of the fixed rate debt by approximately $4,400,000. For variable rate debt, interest rate changes do not affect the fair value of the debt but do impact future earnings and cash flows. The earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $117,000, holding other variables constant.

Item 8.  Financial Statements and Supplementary Data

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

    HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
         INDEPENDENT AUDITORS' REPORTS......................................21

         CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1999 AND 1998 ......23

         CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED
          DECEMBER 31, 1999, 1998, AND 1997.................................24

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997......................25

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
          ENDED DECEMBER 31, 1999, 1998 AND 1997............................26

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................28

         SCHEDULE III-- REAL ESTATE AND ACCUMULATED DEPRECIATION............44

         NOTES TO SCHEDULE III-- REAL ESTATE AND ACCUMULATED DEPRECIATION   47

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Humphrey Hospitality Trust, Inc.

         We have audited the accompanying consolidated balance sheets of Humphrey Hospitality Trust, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, and the financial statement schedule as of December 31, 1999. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. The consolidated financial statements of Humphrey Hospitality Trust, Inc. and Subsidiaries (formerly Supertel Hospitality, Inc. and Subsidiaries) for the year ended December 31, 1998, and for each of the years in the two year period ended December 31, 1998, were audited by other auditors whose report, dated January 20, 1999, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Humphrey Hospitality Trust, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. The financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                           REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
March 20, 2000

                          Independent Auditors' Report





To the Shareholders and Board of Directors of Supertel Hospitality, Inc.:

 We have audited the accompanying consolidated balance sheet of Supertel Hospitality, Inc. and subsidiaries (now known as Humphrey Hospitality Trust, Inc. ) (the Company) as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supertel Hospitality, Inc. and subsidiaries at December 31, 1998 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                               KPMG  LLP
Omaha, Nebraska
January 20, 1999


                        Humphrey Hospitality Trust, Inc.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998

                                                                                      1999                  1998
                                                                                 -------------          -------------
                                                         ASSETS

  Investment in hotel properties                                                 $ 196,189,326          $ 115,455,808
  Less accumulated depreciation                                                     30,189,776             23,020,296
                                                                                 -------------          -------------
                                                                                   165,999,550             92,435,512

  Cash and cash equivalents                                                            829,829             11,520,593
  Accounts receivable - lessee                                                       4,177,016                   --
  Accounts receivable                                                                     --                1,428,531
  Prepaid expenses                                                                     237,428                388,409
  Deferred financing cost, net of accumulated amortization
             of $92,262 and $402,742                                                 2,094,557                263,235
  Other assets                                                                         411,771                202,499
                                                                                 -------------          -------------
              Total assets                                                       $ 173,750,151          $ 106,238,779
                                                                                 =============          =============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Account payable and accrued expenses                                           $   2,822,093          $   5,075,385
  Income taxes payable                                                                 850,000                207,900
  Dividends Payable                                                                    903,139                   --
  Deferred income taxes                                                                   --                  926,075
  Long-term debt                                                                   118,972,925             61,661,585
  Other liabilities                                                                    487,166                448,610
                                                                                 -------------          -------------
              Total liabilities                                                    124,035,323             68,319,555
                                                                                 -------------          -------------

MINORITY INTEREST                                                                    3,584,439                   --
                                                                                 -------------          -------------


COMMITMENTS AND CONTINGENCIES                                                             --                     --

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value,10,000,000 shares authorized;
   no shares issued and outstanding
  Common stock, $.01 par value, 25,000,000 shares authorized;
   11,173,543 and 4,843,400 shares issued and outstanding                              111,735                 48,434
  Additional paid-in capital                                                        48,438,594             18,387,933
  Retains earnings (deficit)                                                        (2,419,940)            19,482,857
                                                                                 -------------          -------------
       Total shareholders' equity                                                   46,130,389             37,919,224
                                                                                 -------------          -------------
       Total liabilities and shareholders' equity                                $ 173,750,151          $ 106,238,779
                                                                                 =============          =============

                                    See notes to consolidated financial statements



                           Humphrey Hospitality Trust, Inc.

                        CONSOLIDATED STATEMENTS OF INCOME

                     Years ended December 31, 1999, 1998 and 1997

                                                1999           1998         1997
                                             -----------   -----------   -----------

Revenue
  Room revenue                               $42,403,970   $49,732,576   $44,821,763
  Other hotel revenue                          1,466,969     1,605,953     1,523,052
                                             -----------   -----------   -----------
   Total hotel revenue                        43,870,939    51,338,529    46,344,815


Percentage lease revenue                       5,655,676          --            --
Other revenue                                    109,448       118,020       172,685
                                             -----------   -----------   -----------
   Total revenue                              49,636,063    51,456,549    46,517,500
                                             -----------   -----------   -----------

Expenses
  Hotel operating expenses                    26,268,442    29,835,439    28,008,486
  Interest expense                             5,068,791     4,122,443     4,605,548
  Property operating expense                     552,900          --            --
  Depreciation                                 5,222,838     4,386,048     3,984,930
  General and administrative                   3,724,351     3,949,588     3,154,737
  Transaction expense                               --         708,143          --
   Loss on sale of property
      and impairment loss                      1,402,305        92,910        67,302
                                             -----------   -----------   -----------

   Total expenses                             42,239,627    43,094,571    39,821,003
                                             -----------   -----------   -----------

Income before minority interest and income
  Taxes                                        7,396,436     8,361,978     6,696,497
Minority interest                                113,341          --            --
                                             -----------   -----------   -----------

Income before income taxes                     7,283,095     8,361,978     6,696,497

Income taxes                                   1,694,675     3,344,787     2,594,832
                                             -----------   -----------   -----------

Net income                                   $ 5,588,420   $ 5,017,191   $ 4,101,665
                                             ===========   ===========   ===========

Basic earnings per common share              $      0.93   $      1.04   $      0.85
                                             ===========   ===========   ===========

Diluted earnings per common share            $      0.93   $      1.04   $      0.85
                                             ===========   ===========   ===========

                 See notes to consolidated financial statements


                                                  Humphrey Hospitality Trust, Inc.

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            Years ended December 31, 1999, 1998 and 1997


                                       Common Stock         Additional             Retained
                                     ----------------         Paid in              Earnings
                                         Dollars              Capital              (Deficit)              Total
                                     ----------------   --------------------  --------------------  -----------------
Balance at December 31, 1996              $ 48,400           $  18,346,529       $  10,364,001        $  28,758,930

Net income                                     -                       -             4,101,665            4,101,665
                                     ----------------   --------------------  --------------------  -----------------

Balance at December 31, 1997                48,400              18,346,529          14,465,666           32,860,595

Exercise of share options                       34                  41,404                 -                 41,438

Net income                                    -                        -             5,017,191            5,017,191
                                     ----------------   --------------------  --------------------  -----------------

Balance at December 31, 1998                48,434              18,387,933          19,482,857           37,919,224

Exercise of share of options                 1,888               1,941,984                 -              1,943,872

Issuance of shares in merger,
  net of registration costs                 61,413              31,855,192                 -             31,916,605

Adjustments to minority interest
  from issuance of common
  stock in merger                              -                (3,601,344)                -             (3,601,344)

Merger costs paid                              -                  (145,171)                -               (145,171)

Dividends declared                             -                       -           (27,491,217)         (27,491,217)

Net income                                     -                       -             5,588,420            5,588,420
                                     ----------------   --------------------  --------------------  -----------------

Balance at December 31, 1999              $111,735           $48,438,594           $(2,419,940)         $46,130,389
                                     ================   ====================  ====================  =================


                                           See notes to consolidated financial statements


                                  Humphrey Hospitality Trust, Inc.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                            Years ended December 31, 1999, 1998 and 1997


                                                           1999            1998            1997
                                                       ------------    ------------    ------------
Cash flows from operating activities
  Net income                                           $  5,588,420    $  5,017,191    $  4,101,665
  Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation                                           5,222,838       4,386,048       3,984,930
   Amortization of loan costs                               355,497          65,885          75,848
   Minority interest                                        113,341            --              --
   Loss on sale of hotel properties                         102,305          92,910          67,302
   Impairment loss                                        1,300,000            --              --
   Deferred income taxes                                   (926,075)        411,175         460,000
  (Increase) decrease in assets
    Accounts receivable                                    (776,826)       (271,159)       (139,327)
    Prepaid expenses and other current assets                80,147         104,589        (173,136)
    Recoverable income taxes                                   --           148,925          55,878
    Other assets                                            268,514            --              --
  Increase (decrease) in liabilities
    Accounts payable                                     (5,040,317)        598,839         (14,887)
    Income taxes payable                                    642,100         207,900            --
    Other liabilities                                       (39,587)        405,041         619,395
                                                       ------------    ------------    ------------

     Cash provided by operating activities                6,890,357      11,167,344       9,037,668
                                                       ------------    ------------    ------------

Cash flows from investing activities
  Additions to hotel properties                          (4,625,541)     (5,348,533)    (11,765,451)
  Acquisition costs paid, net of cash received             (692,056)           --              --
  Increase in intangibles and other assets                     --           (36,574)       (218,649)
  Proceeds from sale of property and equipment               24,940          12,937          27,334
                                                       ------------    ------------    ------------

     Cash used in investing activities                   (5,292,657)     (5,372,170)    (11,956,766)
                                                       ------------    ------------    ------------

Cash flows from financing activities
  Repayments of long-term debt                          (61,664,317)    (51,077,263)    (67,077,199)
  Proceeds from long-term debt                           76,264,305      47,262,147      72,592,352
  Other financing sources                                      --           (33,333)        448,611
  Payment of financing fees                              (1,556,452)           --              --
  Merger costs paid                                        (145,171)           --              --
  Proceeds from issuance of common stock, net             1,943,872          41,438            --
  Dividends paid                                        (27,130,701)           --              --
                                                       ------------    ------------    ------------

     Cash (used in) provided by financing activities    (12,288,464)     (3,807,011)      5,963,764
                                                       ------------    ------------    ------------

    (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                        (10,690,764)      1,988,163       3,044,666

Cash and cash equivalents at beginning of year           11,520,593       9,532,430       6,487,764
                                                       ------------    ------------    ------------

Cash and cash equivalents at end of year               $    829,829    $ 11,520,593    $  9,532,430
                                                       ============    ============    ============

                           See notes to consolidated financial statements

                                              Humphrey Hospitality Trust, Inc.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                        Years ended December 31, 1999, 1998 and 1997

                                                                        1999                 1998               1997
                                                                --------------------- ------------------- ------------------

Supplemental cash flow information Cash paid during the year for:
   Interest (net of amortization of $355,497, $65,885
   and $75,848, respectively, and interest capitalized
    of $12,090 in 1998 and $156,101 in 1997)                        $  4,587,860        $  4,136,135         $  4,686,198
                                                                ===================== =================== ==================

   Income taxes                                                     $  1,978,650        $  2,817,472         $  2,078,594
                                                                ===================== =================== ==================


During 1999, the Company acquired 25 hotels pursuant to a merger in exchange for 6,541,843 shares of common stock and the assumption of indebtness, the assets acquired and liabilities assumed at fair value are as follows:

Fair value of hotel properties acquired                 $       74,248,434
Fair value of other assets acquired                              3,681,359
Fair value of liabilities assumed                               (3,301,836)
Fair value of debt assumed                                     (42,711,352)
                                                       ---------------------
Fair value of net assets acquired                       $       31,916,605
                                                       =====================

Dividends totaling $903,139 (including $65,123 to minority interest) were declared and are payable as of December 31, 1999. Dividends declared during 1999 included $130,246 to the minority interest which have been deducted from the minority interest on the balance sheet as of December 31, 1999.


                 See notes to consolidated financial statements

                        December 31, 1999, 1998 and 1997

                        Humphrey Hospitality Trust, Inc.

Note 1.  Organization and Summary of Significant Accounting Policies

         Humphrey Hospitality Trust, Inc. (HHTI) was incorporated on August 23, 1994. The Company is a self-administered real estate investment trust (REIT) for federal income tax purposes. As of December 31, 1999, Humphrey Hospitality Trust, Inc., through various wholly-owned subsidiaries (collectively, the Company), owns a controlling interest in 88 existing limited service Hotels (containing 6,240 rooms) located in 19 states.

         On October 26, 1999 (date of acquisition), HHTI completed a merger with Supertel Hospitality, Inc. (Supertel). Supertel owned and operated limited service hotel properties under the Super 8, Comfort Inn, and Wingate Inn franchises located primarily in the Midwest and Texas. Under the merger agreement, HHTI exchanged 1.3 shares of HHTI common stock for each share of Supertel common stock. The merger was accounted for as a purchase for financial reporting purposes and in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations", Supertel was considered the acquiring enterprise for financial reporting purposes. Accordingly, the operating results of HHTI have been included in the Company's financial statements since the date of acquisition. The Company established a new accounting basis for HHTI's assets and liabilities based on their fair values. Prior to the date of acquisition, the financial statements of the Company include the hotel operations and historical information of Supertel; subsequent to the date of acquisition, the hotel operations of Supertel are leased to Supertel Hospitality Management, Inc. and are no longer reflected in the Company's operating results. The Company has included expenditures related directly to the merger and acquisition as part of the cost of acquiring HHTI's assets and those expenditures in connection with the registration of the common stock issued in the merger have been reflected as a reduction of paid in capital.

         The merger agreement provided for the stockholders of Supertel to receive a pre-closing dividend of Supertel's earnings and profits, which was paid by Supertel on October 25, 1999, in the amount of $5.13 per share. Under the merger agreement, HHTI acquired the hotel assets of Supertel, consisting of 63 hotels (containing 4,558 rooms) and one office building, all of which are leased to Supertel Hospitality Management, Inc., a subsidiary of Humphrey Hospitality Management, Inc. (collectively, the Lessee). The Lessee also leases and manages 25 other hotels owned by HHTI.

Principles of Consolidation

         The consolidated financial statements as of December 31, 1999 include the accounts of Humphrey Hospitality Trust, Inc., its wholly-owned subsidiaries, Humphrey Hospitality REIT Trust, E & P REIT Trust, and E & P Financing Limited Partnership (EPFLP), and its majority owned subsidiaries, Humphrey Hospitality Limited Partnership (HHLP) and Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the Partnerships). As of December 31, 1999, Humphrey Hospitality REIT Trust owned a 92.79% interest in HHLP, which owned a 99% general partnership interest in SBILP, with HHTI owning the 1% limited partnership interest. As of and for the years ended December 31, 1998 and 1997, the consolidated financial statements herein include the accounts of Supertel Hospitality, Inc. and its wholly-owned subsidiaries, which were Simplex, Inc. and Motel Developers, Inc. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

                        December 31, 1999, 1998 and 1997

                        Humphrey Hospitality Trust, Inc.


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

Investment in Hotel Properties

         The hotel properties are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which range from 20 to 40 years for buildings and 5 to 12 years for furniture, fixtures and equipment. Maintenance and repairs are generally the responsibility of the Lessee. Major replacements, renewals and improvements are capitalized. Upon disposition, both the asset and accumulated depreciation accounts are removed and the related gain or loss is credited or charged to income.

         The Company reviews the carrying value of each hotel property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows of the specific hotel property and determines if the investment in the hotel property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment is made to the carrying value of the hotel property based on the discounted future cash flows. The Company does not believe that there are any current facts or circumstances indicating impairment of any of its investment in hotel properties, except as disclosed in Note 2.

Cash and Cash Equivalents

         Cash and cash equivalents includes cash and various highly liquid investments with original maturities of three months or less when acquired, carried at cost which approximates fair value.

Deferred Financing Costs

         Deferred financing costs are being amortized using the straight-line method, which approximates the effective interest method, over the terms of the respective loans. The unamortized balance of loan costs associated with retired debt is expensed upon repayment of the related debt.

         During 1999, the Company changed its classification of amortization of deferred loan costs. The Company previously classified amortization of deferred loan costs as part of depreciation and amortization in the consolidated statements of operations. During 1999, such amortization has been included in interest expense; accordingly, the prior years' interest and depreciation and amortization expense amounts have been reclassified to reflect this change.

                        December 31, 1999, 1998 and 1997

                        Humphrey Hospitality Trust, Inc.


Note 1.  Organization and Summary of Significant Accounting Policies (Continued)

Revenue Recognition

         Prior to October 26, 1999, revenue was earned through the operations and management of the hotel properties and was recognized when earned. Subsequent to October 26, 1999, lease income is recognized when earned from the Lessee under the lease agreements from the date of acquisition of each hotel property (see Note 7). The Company defers recognition of contingent rental income until the specified target is met. All leases between the Company and the Lessee are operating leases.

Minority Interest

         Minority interest represents their proportionate share of the Company's equity. The minority interest equaled 7.21% at December 31, 1999, and are owned by various individuals and companies. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year.

Income Taxes

         The Company intends to continue to qualify as a REIT under the Internal Revenue Code. Accordingly, no provision for Federal income taxes has been reflected in the financial statements. Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for Federal tax purposes in the estimated useful lives and methods used to compute depreciation. During 1999, 29% of the distributions made were considered to be a return of capital for Federal income tax purposes.

         Prior to the date of acquisition, income taxes were accounted for under the asset and liability method. Deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences were expected to be recovered or settled. Deferred taxes were eliminated after the merger.

Earnings Per Share

         Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period and dilutive potential common shares outstanding during the period.

Concentration of Credit Risk

         The Company maintains its deposits, including its repurchase agreements, with three major banks. At December 31, 1999, the balance reported by two banks exceeded the federal depository insurance limit, however, management believes that no significant concentration of credit risk exists with respect to these uninsured cash balances.

                        December 31, 1999, 1998 and 1997

                        Humphrey Hospitality Trust, Inc.


Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Disclosures About Fair Value of Financial Instruments

         The carrying amounts for cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these instruments. Management believes that the carrying amounts of the Company's mortgages and bonds payable approximate fair value as of December 31, 1999, as there was no significant change in the market rate of interest between that date and the dates of the respective mortgages and bonds.

New Pronouncements

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a significant impact on the Company's financial position or results of operations.

Reclassification

         Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

Note 2.  Investment in Hotel Properties

         Investment in hotel properties consisted of the following at December 31, 1999 and 1998:

                                                   December 31,
                                        ----------------------------------------
                                            1999                  1998
                                        ----------------------------------------

         Land                               $  23,907,265         $  16,319,837
         Buildings and improvements           141,588,659            79,407,625
         Furniture and equipment               28,758,340            18,611,306
         Vehicles                                 278,203               305,682
         Construction-in-progress               1,656,859               811,358
                                        ----------------------------------------

                                            $ 196,189,326         $ 115,455,808
                                        ========================================

         During 1999, the Company recognized an impairment loss of $1,300,000 on its hotel property located in Bullhead City, Arizona.

                        December 31, 1999, 1998 and 1997

                        Humphrey Hospitality Trust, Inc.


Note 3.  Dividends Payable

         On November 30, 1999 and December 31, 1999, the Company declared a $.075 dividend on each share of common stock and on each unit of interest outstanding on November 30, 1999 and December 31, 1999, respectively. The dividends (including the distributions to minority interest) were paid on December 29, 1999 and January 28, 2000, respectively.

Note 4.  Long-Term Debt

         Long-term debt at December 31, 1999 and 1998, consisted of the following bonds, notes and mortgages payable:

                                                                                               1999                    1998
                                                                                      -----------------------   -------------------
      Bonds  payable  with  interest  ranging  from  7.74% to  9.79%,  due in  monthly installments of $12,043,  including  interest,  with maturities  through January
      2027.                                                                            $                 -       $        841,877

      Notes  payable  with  interest  ranging  from  5.45% to 9.25%,  due in  variable
      installments, with maturities through November 2009.                                               -             59,917,264

      Mortgage payable to Norfolk Super 8 Motel, Inc.,  evidenced by a promissory note dated  November 1, 1994, in the amount of  $1,240,000.  The note bears  interest at 9.25% per annum  payable in monthly  installments  of principal  and interest totaling  $13,979  through  maturity on November 1, 2009,  when the  outstanding
      balance and accrued interest are due.                                                        819,777                902,444

      Bonds  payable  with  interest at 8.5% per annum,  maturing  in varying  amounts
      through November 1, 2005.                                                                  2,220,000                      -



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1999, 1998 and 1997

                        Humphrey Hospitality Trust, Inc.


Note 4.  Long-Term Debt (Continued)

                                                                                               1999                 1998
                                                                                       --------------------- -------------------
     Mortgage  payable to Regions  Bank,  N.A.,  evidenced by a  promissory  note dated
     August 5, 1998, in the amount of $3 million.  The note bears  interest  during the initial  five-year  period at 8.00% per annum and thereafter  during the remaining term at a rate  equal to 250 basis  points  over the index  rate as defined in the promissory  note.  The  interest  rate will be adjusted  every fifth  anniversary.
     Monthly principal and interest  payments of $25,318,  are payable through maturity
     on August 5, 2018, when the remaining principal and accrued interest are due.               2,914,697                      -

     Mortgage  payable  to  Susquehanna  Bank  evidenced  by a  promissory  note  dated
     February  8,  1999,  in the amount of  approximately  $5  million.  The note bears interest  during the initial  five-year  period at 7.75% per annum and  thereafter during the remaining  term at a rate equal to 275 basis points over the index rate as defined in the  promissory  note.  The  interest  rate will be  adjusted on the fifth  anniversary.  Monthly  principal  and  interest  payments  of  $38,174  are payable  through  maturity on February 8, 2009,  when the remaining  principal and
     accrued interest are due.                                                                   5,002,889                      -

     Mortgages  payable to Marquette  Capital Bank, N.A. ($16 million) and Bremer Bank,
     National  Association  ($10 million)  evidenced by promissory  notes dated October
     22, 1999.  The notes bear  interest at 8.69% per annum through July 2000 and 9.69%
     thereafter,  payable monthly with the outstanding  principal and accrued  interest
     payable in full on October 22, 2000.                                                       25,937,273                      -

     Mortgage  payable for First National Bank of Omaha  evidenced by a promissory note in the amount of $15 million  dated October 20, 1999.  The note bears  interest at
     8.4%  per  annum  payable  monthly  with the  outstanding  principal  and  accrued
     interest payable in full on November 1, 2009.                                              14,975,774                      -

     Term loan credit  facility  from U.S.  Bank  National  Association  evidenced by a promissory  note in the amount of $13 million  dated  October 20,  1999.  The note bears  interest  at 8.31% per annum  through  year  three  and  LIBOR  plus  2.25%
     thereafter.  Principal and interest are payable  monthly  based on a  fifteen-year amortization  period with the outstanding  principal and accrued  interest payable
     in full on October 15, 2004.                                                               12,980,221                      -

     Term loan credit  facility  from U.S.  Bank  National  Association  evidenced by a promissory  note in the amount of $10 million  dated  October 20,  1999.  The note bears  interest at 8.53% per annum.  Principal and interest are payable in monthly installments  of $99,634  with the  outstanding  principal  and  accrued  interest
     payable in full on October 15, 2004.                                                        9,985,666                      -


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1999, 1998 and 1997

                        Humphrey Hospitality Trust, Inc.


Note 4.  Long-Term Debt (Continued)
                                                                                                1999                  1998
                                                                                        ---------------------   ------------------
     Revolving  credit  facility  from U.S.  Bank  National  Association  evidenced by a promissory  note dated  October  30,  1999 in the amount of $7 million  ($5 million thereafter).  The note  bears  interest  at LIBOR  plus  1.75% per annum  (7.58% at
     December  31, 1999) payable  monthly  with the  outstanding  principal  and accrued
     interest payable in full on October 15, 2001.                                               4,955,349                      -

     Mortgage payable to Mercantile Bank National Association  evidenced by a promissory note in the  amount  of $6.7  million  dated  October  20,  1999.  The  note  bears interest  at 8.3%  per  annum.  Principal  and  interest  are  payable  in  monthly installments  of  $57,577  with the  outstanding  principal  and  accrued  interest
     payable in full on October 31, 2004.                                                        6,630,133                      -

     Mortgage  payable to Bank  Boston,  N.A.  under the terms of a $20 million  line of credit.  The terms of the line of credit require  monthly  installments of interest only at the base rate as determined in accordance  with the loan  agreement  (7.67%
     at December 31,  1999).  The loan  agreement  requires  payment of an annual fee of
     $20,000  plus a  quarterly  fee  ranging  from  .15% to .25% of the  unused  credit facility.  The outstanding  principal balance plus any accrued interest are payable
     in full on September 1, 2001.                                                               11,151,146                     -

     Mortgage  payable to Mercantile Safe Deposit and Trust Company under the terms of a
     $25.5  million  line of  credit.  The terms of the line of credit  require  monthly installments  of  interest  only at the prime rate plus .25% (8.75% per annum as of
     December 31, 1999).  The  outstanding  principal plus accrued  interest are payable in full in April 2002.  The first $2 million  outstanding on the line is guaranteed
     jointly and severally by the Company and James I. Humphrey. Jr.                            21,400,000                      -
                                                                                        ---------------------   ------------------
                                                                                       $       118,972,925       $     61,661,585
                                                                                        =====================   ==================

         The long-term debt is secured by most of the Company's hotel properties. In addition, as of December 31, 1999, Messrs. Schulte and Borgmann guaranteed, jointly and severally with the Company, the payment of interest and principal on $5 million of the Company's outstanding long-term debt. The Company's debt agreements contain requirements as to the maintenance of minimum levels of debt service coverage and loan-to-value ratios and net worth, and place certain restrictions on distributions.

         The Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on certain variable long-term debt. At December 31, 1999, the Company had an outstanding swap agreement with BankBoston, N.A. having a notional balance of approximately $11.2 million, maturing September 1, 2001. The agreement effectively changes the Company's interest rate exposure on the Bank-Boston, N.A. line of credit due September 1, 2001, to a fixed rate of 7.79%. The Company is exposed to credit losses in the event of nonperformance by the bank, related to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the bank. Amounts receivable or payable under the swap agreement are accounted for as adjustments to interest expense on the related debt.

                        December 31, 1999, 1998 and 1997

                        Humphrey Hospitality Trust, Inc.


Note 4.  Long-Term Debt (Continued)

         On October 26, 1999, the Company recognized an extraordinary loss of $208,331 due to the write-off of unamortized deferred loan costs in conjunction with refinancing certain Supertel credit facilities as a result of the merger.
        Aggregate annual principal payments and payments to bond sinking funds for the five years following December 31, 1999, and thereafter are as follows:

                           December 31, 2000                    $ 27,350,382
                                        2001                       6,530,615
                                        2002                      23,104,008
                                        2003                       1,843,483
                                        2004                      26,535,577
                                  Thereafter                      33,608,860
                                                         --------------------
                                                               $ 118,972,925
                                                         ====================

Note 5.  Income Taxes

         Income tax expense for the years ended December 31, 1999, 1998, and 1997 consists of the following:

                              1999              1998             1997
                        --------------     --------------  --------------
Current
             Federal      $ 2,118,828         $2,374,832     $ 1,707,866
             State            501,922            558,780         426,966
                        --------------     --------------  --------------

                            2,620,750          2,933,612       2,134,832
                        --------------     --------------  --------------
Deferred
              Federal        (772,083)           345,157         367,000
              State          (153,992)            66,018          93,000
                        ---------------    --------------  --------------

                             (926,075)           411,175         460,000
                        ---------------    --------------  --------------
                           $ 1,694,675       $ 3,344,787     $ 2,594,832
                        ===============    ==============  ==============

         Income tax expense is reconciled with income taxes computed at the Federal statutory rate of 34% for the years ended December 31, 1999,1998, and 1997 as follows:

                                             1999              1998             1997
                                       ---------------- ---------------- ---------------
Tax expense computed
  at the Federal statutory rate         $   2,514,788    $    2,843,073   $   2,276,809
State income tax, net
  of Federal tax effect                       331,269           412,367         343,178
Elimination of deferred income taxes         (926,075)                -               -
Stock based compensation                     (144,189)                -               -
Other                                         (81,118)           89,347         (25,155)
                                       ---------------- ---------------- ---------------
                                        $   1,694,675    $    3,344,787   $   2,594,832
                                       ================ ================ ===============

                        December 31, 1999, 1998 and 1997

                        Humphrey Hospitality Trust, Inc.


Note 5.  Income Taxes (Continued)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 1998, are presented below:

                Deferred tax liabilities
                  Book basis over tax basis on property
                   and equipment                               $       835,565
                  Book basis over tax basis on other assets             90,510
                                                              ------------------

                  Total deferred tax liabilities               $       926,075
                                                              ==================



         In conjunction with the merger and related transactions, the Company had several significant events that affect income tax-related balances for the year ended December 31, 1999. These events are summarized as follows:

|_| After the merger, the combined entity will qualify as a REIT for tax purposes. REITs are generally not subject to Federal income taxes, provided they comply with various requirements necessary to maintain REIT status. Since the Company expects to maintain its REIT status, the tax effect of cumulative temporary differences as of October 26, 1999, has been reversed as a credit to deferred income tax expense and a reduction in deferred income taxes payable. This reversal reduced deferred income taxes payable by $926,075 as of October 26, 1999.

|_| REITs are subject to Federal income taxes in certain instances for asset dispositions occurring within 10 years of acquisition by the REIT. The Company has elected to defer and recognize any taxable gain as a result of the sale of any Supertel assets resulting from the built-in gain at the time of the merger. The Company does not expect to incur significant Federal tax liability resulting from the disposition of Supertel assets with built-in gain, if any.

|_| The Company has determined that it is generally not subject to state and local income taxes in the jurisdictions in which the Company operates hotels.

                        December 31, 1999, 1998 and 1997

                        Humphrey Hospitality Trust, Inc.


Note 6.  Earnings Per Share

         The following is a reconciliation of the income (numerator) and weighted average shares (denominator) used in the calculation of basic earnings per common share and diluted earnings per common share in accordance with SFAS No. 128, Earnings Per Share:

                                                                Years ended December 31,
                                                ----------------------------------------------------------
                                                       1999               1998                1997
                                                ----------------------------------------------------------
       Basic earnings per common share:
         Net income                              $    5,588,420     $    5,017,191      $    4,101,665
         Weighted average number of
          shares of common stock
          outstanding                                 6,002,512          4,841,403           4,840,000
                                                ----------------------------------------------------------

                                                 $         0.93     $         1.04      $         0.85
                                                ==========================================================

       Diluted Earnings per common share
         Net income                              $    5,588,420     $    5,017,191      $    4,101,665
         Minority interest                              113,341                -                   -
                                                ----------------------------------------------------------

         Adjusted income                         $    5,701,761     $    5,017,191      $    4,101,665
                                                ==========================================================

         Weighted average number of
          shares of common stock
          outstanding                                 6,002,512          4,841,403           4,840,000
         Common stock equivalents
          Operating partnership units                   157,008                -                   -
                                                ----------------------------------------------------------

         Total weighted average number
          of diluted shares of common
          stock outstanding                           6,159,520          4,841,403           4,840,000
                                                ==========================================================

                                                 $         0.93     $         1.04      $         0.85
                                                ==========================================================

                        December 31, 1999, 1998 and 1997

                        Humphrey Hospitality Trust, Inc.


Note 7.  Commitments and Contingencies and Related Party Transactions

         As of December 31, 1999, James I. Humphrey, Jr., Humphrey Associates, Inc., and Humphrey Development, Inc. (collectively, the Humphrey Affiliates) own a combined total of 708,798 units of limited partnership interest in HHLP.

         Pursuant to the Humphrey Hospitality Limited Partnership Agreement (the Partnership Agreement), the Humphrey Affiliates have redemption rights, which will enable them to cause HHTI to redeem their interests in the partnership in exchange for shares of common stock or for cash at the election of the Company. The Humphrey Affiliates may exercise the redemption rights at any time. At December 31, 1999, the number of shares of common stock issuable to the Humphrey Affiliates and non-affiliated unit holders upon exercise of the redemption rights is 708,798 and 159,506, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the Humphrey Affiliates, non-affiliated unit holders or the shareholders of the Company.

         The Company acts as the general partner of HHLP (which acts as a general partner of the SBILP) and the EPFLP and as such, is liable for all recourse debt of the Partnerships to the extent not paid by the Partnerships. In the opinion of management, the Company does not anticipate any losses as a result of its general partner obligations.

         As of December 31, 1999, the Company has entered into percentage leases relating to 88 hotel properties owned (the Hotels) with Humphrey Hospitality
Management, Inc. and its wholly-owned subsidiary, Supertel Hospitality Management, Inc. Each such lease has a term of 10 years, with a five-year renewal option at the option of the Lessee. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay a fixed rent and certain other additional charges and is entitled to all profits from the operations of the Hotels after the payment of certain specified operating expenses. The percentage rents are based on a percentage of gross room revenue and other revenue. Also pursuant to the terms of the Percentage Leases, the Company is required to make available to the Lessee an amount equal to 6% of room revenue on a quarterly, cumulative basis for capital improvements and refurbishments. Effective October 26, 1999, the Company executed a 10-year lease with the Supertel Hospitality Management, Inc. for the office building located in Norfolk, Nebraska. The lease provides for an annual rent of $100,000. The Company has future lease commitments from the Lessee through October 26, 2009. Minimum future rental income under these non-cancelable operating leases at December 31, 1999 is as follows:

                        December 31, 1999, 1998 and 1997

                        Humphrey Hospitality Trust, Inc.


Note 7. Commitments and Contingencies and Related Party Transactions (Continued)

                              Years ending
                              December 31,                  Rents
             ------------------------------         --------------------

                                      2000           $     15,078,839
                                      2001                  15,078,839
                                      2002                  15,078,839
                                      2003                  15,078,839
                                      2004                  14,944,376
                                Thereafter                  57,638,170
                                                    --------------------

              Total minimum lease payments           $   132,897,902
                                                    ====================


         The Company earned base rents of $2,661,999 and percentage rents of $2,993,677 for the year ended December 31, 1999.

         The Company executed an agreement with the Lessee to provide accounting and securities reporting services for the Company. Effective with the date of the merger, the terms of the agreement provide for a fixed fee of $300,000 per year. For the period October 26, 1999 through December 31, 1999, $50,000 has been charged to operations.

         The Hotels are operated by the Lessee under franchise agreements that may be terminated by either party on certain anniversary dates as specified in the agreements. The agreements require annual payments for franchise royalties, reservation and advertising services based upon percentages of gross room revenue, which are paid by the Lessee.

         The Company assumed a land lease agreement in conjunction with the purchase of the Best Western Hotel, Harlan, Kentucky. The lease requires monthly payments of the greater of $2,000 or 5% of room revenue through November 2091. The Company also assumed a land lease agreement in conjunction with the purchase of the Comfort Inn, Gettysburg, Pennsylvania. The lease requires an annual payment of $35,000 through May 2025. For the period from October 26, 1999 through December 31, 1999, land lease expense totaled approximately $12,487 and is included in property operating expense.

                        December 31, 1999, 1998 and 1997

                        Humphrey Hospitality Trust, Inc.


Note 7. Commitments and Contingencies and Related Party Transactions (Continued)

         As of December 31, 1999, the future minimum lease payments applicable to non-cancelable land leases are as follows:

                     Years ending December 31, 2000       $      59,000
                                               2001              59,000
                                               2002              59,000
                                               2003              59,000
                                               2004              59,000
                                         Thereafter           2,860,000
                                                          ----------------
                                                           $  3,155,000
                                                          ================


         On June 14, 1999, Humphrey Hospitality Management d/b/a Best Western Suites-Key Largo and Humphrey Hospitality Limited Partnership were served a lawsuit filed by the Association for Disabled Americans, Inc., Daniel Ruiz and Jorge Luis Rodriguez. The case is pending in the United States District Court for the Southern District of Florida (Case No.: 99-10066). The case alleges various violations of the Americans with Disabilities Act regarding accessibility of the hotel for disabled citizens. An answer was filed in this case. The case requests injunctive relief, including altering the subject premises, closing the premises until the modifications are completed and attorneys' fees and costs. An investigation is underway regarding the allegations contained in this case. A proposed settlement agreement has been received by the Company and is currently being reviewed.

Note 8.  Capital Stock

         The Company's common stock is duly authorized, fully paid and nonassessable. Subject to preferential rights of any other shares or series of shares of capital stock, common shareholders are entitled to receive dividends if and when authorized and declared by the Board of Directors of the Company out of assets legally available therefore and to share ratably in the assets of the Company legally available for distribution to its shareholders in the event of its liquidation, dissolution or winding up after payment of, or adequate provision for, all known debts and liabilities of the Company. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of shareholders. See Note 7 for a discussion of the units issued and the redemption rights of minority interest shareholders with respect to 868,304 units that are redeemable on a one-for-one basis for shares of common stock. None of the units discussed in Note 7 have been redeemed. The total market value of these units at December 31, 1999, based on the last reported sales price of the common stock on The Nasdaq Stock Market of $7.81, was approximately $6.78 million.

         The Board of Directors is authorized to provide for the issuance of ten million shares of preferred stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restriction thereof. As of December 31, 1999 and 1998, no preferred stock was issued.

         Presently, members of the Board of Directors own approximately 23% of the Company's outstanding common shares.

                        December 31, 1999, 1998 and 1997

                        Humphrey Hospitality Trust, Inc.


Note 8.  Capital Stock (Continued)

         On June 11, 1999, HHTI and Supertel entered into an agreement and plan of merger. Pursuant to the merger agreement, Supertel stockholders received 1.3 shares of HHTI common stock for each share of Supertel common stock owned. To effect the merger, HHTI issued 6,541,843 shares, valued at approximately $32.5 million on the effective date of the merger, to former Supertel stockholders. As a result, following the merger, the former Supertel stockholders own approximately 59% of the outstanding HHTI common stock.

Note 9.  Pro forma Financial Information (Unaudited)

         The following unaudited pro forma summary financial information presents information as if the merger had occurred and all 88 hotels had been owned at the beginning of the periods presented and leased to the Lessee pursuant to the Percentage Lease Agreements. The pro forma summary financial information does not purport to present what actual results of operations would have been if the merger had occurred and the leases executed on such date or to project results for any future period. Additionally, the Pro Forma Consolidated Statements of Income are presented without consideration of the gain on the sale of and the impairment loss on HHTI hotel properties, which occurred in 1998.

                                         Pro Forma (Unaudited)
                                ----------------------------------------
                                            (In thousands)
                                ----------------------------------------
                                        1999                1998
                                ----------------------------------------

             Total revenue       $      33,586,000    $  31,451,000
             Net income          $       8,924,000    $   9,454,000
             Diluted EPS         $            0.81    $        0.88


Note 10.   Stock Option Plan

         Supertel adopted stock option plans in 1997 and 1994, whereby stock options were offered at the discretion of the compensation committee of the Board of Directors to key employees to purchase shares of common stock of Supertel. Also, each non-employee Director received annually an option to acquire 1,500 shares of common stock. Options for an aggregate of 400,000 common shares could be granted and all shares subject to options were to be purchased at a price not less than the fair market value at the date the options were granted. All options outstanding under the Supertel stock option plans were exercised or forfeited prior to the completion of the merger.

                        December 31, 1999, 1998 and 1997

                        Humphrey Hospitality Trust, Inc.


Note 10.   Stock Option Plan (Continued)

         The per share weighted average fair value of stock options granted during 1998 and 1997 was $3.79 and $3.99, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1998 - expected dividend yield of 0%, risk-free interest rate of 5%, and an expected life of five years; and 1997 - expected dividend yield of 0%, risk-free interest rate of 6%, and an expected life of five years.

         Supertel applied APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had Supertel determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                   December 31,
                                ---------------------------------------------
                                     1999            1998            1997
                                ---------------------------------------------
Net income
     As reported                 $  5,588,420    $  5,017,191    $  4,101,665
     Pro forma                   $  5,588,420    $  4,886,291    $  4,019,955

Net income per share - basic
     As reported                 $       0.93    $       1.04    $       0.85
     Pro forma                   $       0.93    $       1.01    $       0.83


Net income
     As reported                 $  5,701,761    $  5,017,191    $  4,101,665
     Pro forma                   $  5,701,761    $  4,886,291    $  4,019,955

Net income per share - diluted
     As reported                 $       0.93    $       1.04    $       0.85
     Pro forma                   $       0.93    $       1.01    $       0.83


         Pro forma net income reflects only options granted in 1999, 1998, and 1997, therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above, because compensation cost is reflected over the options' vesting period of twelve months, and compensation cost for options granted prior to January 1, 1995 is not considered.

                        December 31, 1999, 1998 and 1997

                        Humphrey Hospitality Trust, Inc.


Note 10.   Stock Option Plan (Continued)

         The changes in the outstanding stock options during the three years ended December 31, 1999, are summarized below:

                                                Number of       Option price per
                                                 options          share range
                                            ----------------    ----------------

Options outstanding at December 31, 1996           72,900      $ 10.00 to $13.75
  Granted                                          59,700          8.50 to 10.00
  Canceled                                        (19,900)        10.00 to 13.50
                                            ----------------

Options outstanding at December 31, 1997          112,700          8.50 to 13.75
  Granted                                          57,600         10.75 to 13.03
  Exercised                                        (3,400)       10.00 to 11.125
  Canceled                                         (4,100)        10.00 to 13.50
                                            ----------------

Options outstanding at December 31, 1998          162,800          8.50 to 13.75
  Granted                                          29,200          9.125 to 9.75
  Exercised                                      (188,800)         8.50 to 13.75
  Canceled                                         (3,200)        10.00 to 13.50
                                            ----------------
Options outstanding at December 31, 1999              -
                                            ================


Note 11.   Profit Sharing Plan

         Beginning in July 1996, the Company began sponsoring a non-standardized 401(k) profit sharing plan and trust, covering certain eligible full-time employees. In January 1998, the plan was expanded to include all eligible full-time and part-time employees. The Company contributions provided for by the plan equal 50% of the participants' contributions not to exceed 5% of the participant's compensation. The Company contributed and expensed approximately $90,500, $310,000 and $41,000 in 1999, 1998, and 1997 respectively. Effective
October 26, 1999, the employees of Supertel were terminated and rehired by Supertel Hospitality Management, Inc. Accordingly, the profit sharing plan and related assets were transferred to Supertel Hospitality Management, Inc.

Note 12.   Transaction Expense

         In 1998, the Company incurred legal, accounting, investment banking, environmental, and title expenses of $708,000 relating to a terminated merger agreement, and all related expenses are included in the accompanying consolidated financial statements as a separate component of operating expenses.

                                        HUMPHREY HOSPITALITY TRUST, INC.
                            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            AS OF DECEMBER 31, 1999

                                                                                        Cost Subsequent
                                                       Initial Cost                      to Acquisition
                                      ------------------------------------------------------------------------
                                         Encum-
                  Location             `brances                        Buildings &               Buildings &
Hotel              Description            (e)               Land      Improvements     Land     Improvements
------------------------------------- ------------    --------------------------------------------------------
Comfort Inns:
              Minocqua, Wisconsin         USR               214,505     1,458,389        -          17,532
              Sheboygan, Wisconsin        USR               286,970     1,716,782        -          43,996
              Chambersburg, Pennsylvania  MER                89,000     2,346,362        -             -
              Culpeper, Virginia          MER               182,264     2,142,652        -             -
              Dahlgren, Virginia          BBL               327,514     2,489,390        -             -
              Dublin, Virginia            CRE               152,239     3,700,710        -             -
              Farmville, Virginia         MER               253,618     2,162,087        -             -
              Gettysburg, Pennsylvania    SUS                   -       4,158,453        -             -
              Morgantown, West Virginia   MER               398,322     3,853,651        -             -
              Murphy, North Carolina      MER               333,394     2,185,659        -             -
              New Castle, Pennsylvania    MER                56,648     4,101,254        -             -
              Princeton, West Virginia    BBL               387,567     1,774,501        -             -
              Rocky Mount, Virginia       MER               193,841     2,162,429        -             -
              Solomons, Maryland          MER             2,303,990     2,988,255        -             -

Wingate Inns:
              Las Colinas, Texas          MAR               953,955     4,823,525        -          16,101
              Houston, Texas              MAR               372,021     4,622,107        -           4,876

Super 8:
              Creston, Iowa               MAR                56,000       840,580     89,607     1,868,308
              Columbus, Nebraska          USE                51,716       571,178     51,666       518,226
              O'Neill, Nebraska           MAR                75,000       667,074     46,075       943,695
              Omaha, Nebraska             FNB               164,034     1,053,620        -         775,045
              Lincoln, Nebraska           USE               139,603     1,234,988     63,153       670,843
              Lincoln, Nebraska           USE               226,174     1,068,520    271,817     1,444,627
              Keokuk, Iowa                MAR                55,000       642,783     71,175       299,886
              Iowa City, Iowa             MAR               227,290     1,280,365        -          99,215
              Oskaloosa, Iowa             USE                61,389       453,573        -         269,082
              Omaha, Nebraska             UST               203,453     1,054,497        -          79,026
              Kirksville, Missouri        MRC               151,225       830,457        -          67,397
              Burlington, Iowa            MAR               145,000       867,116        -          59,705
              Sedalia, Missouri           MRC               185,025       917,809        -         431,305
              Hays, Kansas                FNB               317,762     1,133,765     19,519        19,562
              Moberly, Missouri           USE                60,000     1,075,235        -          70,124
              Pittsburg, Kansas           MAR               130,000       852,131        -          56,188
              Manhattan, Kansas           FNB               261,646     1,254,175        -         200,508
              Clinton, Iowa               MAR               135,153       805,067        -          82,381
              Marshall, Missouri          USE                90,784       554,497     27,633       261,578
              Mt. Pleasant, Iowa          MAR                85,745       536,064     21,507       261,683
              Wichita, Kansas             FNB               435,087     1,806,979        -          97,375
              Kingdom City, Missouri      FNB               176,970       877,287        -          22,211
              Lenexa, Kansas              USE               454,113     1,722,866        -          84,807
              Pella, Iowa                 MAR                61,853       664,610        -          40,313
              Storm Lake, Iowa            MAR                90,033       819,202     33,394       342,361


                                                                                        Cost Subsequent
                                                       Initial Cost                      to Acquisition
                                      ------------------------------------------------------------------------
                                         Encum-
                  Location             `brances                        Buildings &               Buildings &
Hotel              Description            (e)               Land      Improvements     Land     Improvements
------------------------------------- ------------    --------------------------------------------------------

              West Plains, Missouri       USE               112,279       861,178        -          42,989
              Russellville, Arkansas      MRC               161,576       973,413        -          67,549
              Jefferson City, Missouri    USE               264,707     1,206,886        -         107,002
              Garden City, Kansas         FNB                40,258       917,334        -         215,265
              El Dorado, Kansas           FNB                96,764       418,333        466       414,651
              Mountain Home, Arkansas     MRC                94,471       682,656        -           5,437
              Wayne, Nebraska             FNB                79,127       685,135        -          19,456
              Batesville, Arkansas        MRC                81,483       811,371        -          20,964
              Fayetteville, Arkansas      MRC               255,731     1,549,271        -          16,271
              Omaha, Nebraska             UST               593,518     1,758,275        -          33,556
              College Station, Texas      UST               454,599     1,939,879        -          10,946
              Waco, Texas                 UST               211,821     1,628,629        -         106,583
              Watertown, South Dakota     FNB                51,237     1,296,312        -         248,379
              Norfolk, Nebraska           USR               226,971     1,587,581        -         256,566
              Park City, Kansas           FNB               275,962       891,933        -         318,540
              Muscatine, Iowa             UST               204,890     1,616,090        -          49,098
              Fort Madison, Iowa          USR               104,855       871,075        -          31,476
              Macomb, Illinois            USR               103,881     1,179,572        -         136,244
              Irving, Texas               UST               582,978     2,192,636        -           6,631
              Jacksonville, Illinois      USR               110,798       925,121     29,439       134,852
              Plano, Texas                UST               510,860     2,334,731        -           8,313
              McKinney, Texas             MAR               357,072     1,738,864      3,650        21,888
              Denton, Texas               MAR               458,916     1,841,064        -           5,560
              Parsons, Kansas             FNB               167,849     1,195,484        -          31,595
              Grapevine, Texas            MAR               733,685     2,300,227        -           8,706
              Wichita Falls, Texas        UST               623,781     2,203,971        -          21,703
              Bedford, Texas              USR               611,489     2,313,572        -          96,676
              Portage, Wisconsin          MAR               203,032     1,839,321        -          27,653
              Antigo, Wisconsin           USR               234,605     1,485,579        -          38,631
              Shawano, Wisconsin           -                244,935     1,672,123        -          17,133
              Tomah, Wisconsin            USR               211,975     2,079,714        -          67,434
              Menomonie, Wisconsin        MAR               451,520     2,398,446        -          14,066
              Neosho, Missouri            USE               232,000     1,416,216        -           8,154

River Valley Suites
              Bullhead City, Arizona      USR               166,456       917,667        -         386,474

Holiday Inn Express
              Allentown, Pennsylvania     MER                83,073     2,695,886        -             -
              Danville, Kentucky          MER               155,717     2,971,403        -             -
              Gettysburg, Pennsylvania    SUS                59,634     1,832,171        -             -



                                                                                        Cost Subsequent
                                                       Initial Cost                      to Acquisition
                                      ------------------------------------------------------------------------
                                         Encum-
                  Location             `brances                        Buildings &               Buildings &
Hotel              Description            (e)               Land      Improvements     Land     Improvements
------------------------------------- ------------    --------------------------------------------------------

Hampton Inn
              Cleveland, Tennessee        BBL               212,914     2,370,499        -             -
              Jackson, Tennessee          BBL               261,506     3,430,541        -             -
              Shelby, North Carolina      BBL               253,921     2,782,042        -             -
              Brandon, Florida            REG               322,203     3,150,779        -             -

Comfort Suites
              Dover, Delaware             BBL               337,113     5,179,187        -             -

Best Western
              Ellentown, Florida          BBL               546,945     2,293,464        -             -
              Harlan, Kentucky            MER                   -       2,949,276        -             -

Best Western Suites
              Key Largo, Florida          BBL               339,425     3,238,530        -             -

Shoney's Inn
              Ellentown, Florida          BBL               290,373     2,102,371        -             -

Days Inn
              Farmville, Virginia         MER               384,591     1,967,727        -             -
                                                      --------------------------------------------------------
              Subtotal Hotel Properties                  23,109,399   156,967,179    729,101    12,144,397
                                                      --------------------------------------------------------
              Construction in Progress                          -             -          -       1,656,858
              Norfolk Office                                 68,765     1,516,627        -             -
                                                      --------------------------------------------------------
                      Total                              23,178,164   158,480,806    729,101    13,801,255
                                                      ========================================================



                                               Gross Amount at the End of the Year
                                            -------------------------------------------

                  Location                                  Buildings &   Accumulated       Net        Year
Hotel              Description                   Land       Improvements Depreciation   Book Value   Acquired   Life
-------------------------------------       --------------------------------------------------------------------------
Comfort Inns:
              Minocqua, Wisconsin              214,505        1,475,921     173,197      1,517,229     1996     (d)
              Sheboygan, Wisconsin             286,970        1,760,778     211,133      1,836,615     1996     (d)
              Chambersburg, Pennsylvania        89,000        2,346,362     145,601      2,289,761     1997     (d)
              Culpeper, Virginia               182,264        2,142,652      59,162      2,265,754     1997     (d)
              Dahlgren, Virginia               327,514        2,489,390     132,995      2,683,909     1994     (d)
              Dublin, Virginia                 152,239        3,700,710     229,539      3,623,410     1994     (d)
              Farmville, Virginia              253,618        2,162,087     123,022      2,292,683     1994     (d)
              Gettysburg, Pennsylvania             -          4,158,453     244,405      3,914,048     1997     (d)
              Morgantown, West Virginia        398,322        3,853,651     257,629      3,994,344     1994     (d)
              Murphy, North Carolina           333,394        2,185,659     137,147      2,381,906     1997     (d)
              New Castle, Pennsylvania          56,648        4,101,254     168,269      3,989,633     1997     (d)
              Princeton, West Virginia         387,567        1,774,501     105,145      2,056,923     1994     (d)
              Rocky Mount, Virginia            193,841        2,162,429      82,425      2,273,845     1998     (d)
              Solomons, Maryland             2,303,990        2,988,255     289,006      5,003,239     1994     (d)

Wingate Inns:
              Las Colinas, Texas               953,955        4,839,626     762,366      5,031,215     1997     (d)
              Houston, Texas                   372,021        4,626,983     622,778      4,376,226     1997     (d)

Super 8:
              Creston, Iowa                    145,607        2,708,888     622,536      2,231,959     1978     (d)
              Columbus, Nebraska               103,382        1,089,404     468,089        724,697     1981     (d)
              O'Neill, Nebraska                121,075        1,610,769     418,398      1,313,446     1982     (d)
              Omaha, Nebraska                  164,034        1,828,665     864,625      1,128,074     1983     (d)
              Lincoln, Nebraska                202,756        1,905,831     753,253      1,355,334     1983     (d)
              Lincoln, Nebraska                497,991        2,513,147     826,758      2,184,380     1983     (d)
              Keokuk, Iowa                     126,175          942,669     424,447        644,397     1985     (d)
              Iowa City, Iowa                  227,290        1,379,580     650,501        956,369     1985     (d)
              Oskaloosa, Iowa                   61,389          722,655     319,338        464,706     1985     (d)
              Omaha, Nebraska                  203,453        1,133,523     526,926        810,050     1986     (d)
              Kirksville, Missouri             151,225          897,854     400,107        648,972     1986     (d)
              Burlington, Iowa                 145,000          926,821     427,745        644,076     1986     (d)
              Sedalia, Missouri                185,025        1,349,114     496,936      1,037,203     1987     (d)
              Hays, Kansas                     337,281        1,153,327     498,529        992,079     1987     (d)
              Moberly, Missouri                 60,000        1,145,359     502,628        702,731     1987     (d)
              Pittsburg, Kansas                130,000          908,319     377,768        660,551     1987     (d)
              Manhattan, Kansas                261,646        1,454,683     560,465      1,155,864     1987     (d)
              Clinton, Iowa                    135,153          887,448     365,729        656,872     1988     (d)
              Marshall, Missouri               118,417          816,075     294,313        640,179     1988     (d)
              Mt. Pleasant, Iowa               107,252          797,747     322,096        582,903     1988     (d)
              Wichita, Kansas                  435,087        1,904,354     715,737      1,623,704     1989     (d)
              Kingdom City, Missouri           176,970          899,498     378,714        697,754     1989     (d)
              Lenexa, Kansas                   454,113        1,807,673     687,098      1,574,688     1989     (d)
              Pella, Iowa                       61,853          704,923     262,320        504,456     1990     (d)
              Storm Lake, Iowa                 123,427        1,161,563     351,552        933,438     1990     (d)


                                               Gross Amount at the End of the Year
                                            -------------------------------------------

                  Location                                  Buildings &   Accumulated       Net        Year
Hotel              Description                   Land       Improvements Depreciation   Book Value   Acquired   Life
-------------------------------------       --------------------------------------------------------------------------

              West Plains, Missouri            112,279          904,167     319,967        696,479     1990     (d)
              Russellville, Arkansas           161,576        1,040,962     367,757        834,781     1991     (d)
              Jefferson City, Missouri         264,707        1,313,888     450,702      1,127,893     1991     (d)
              Garden City, Kansas               40,258        1,132,599     356,454        816,403     1991     (d)
              El Dorado, Kansas                 97,230          832,984     274,745        655,469     1992     (d)
              Mountain Home, Arkansas           94,471          688,093     239,983        542,581     1992     (d)
              Wayne, Nebraska                   79,127          704,591     232,452        551,266     1992     (d)
              Batesville, Arkansas              81,483          832,335     256,822        656,996     1992     (d)
              Fayetteville, Arkansas           255,731        1,565,542     461,339      1,359,934     1993     (d)
              Omaha, Nebraska                  593,518        1,791,831     470,536      1,914,813     1993     (d)
              College Station, Texas           454,599        1,950,825     475,556      1,929,868     1994     (d)
              Waco, Texas                      211,821        1,735,212     439,384      1,507,649     1994     (d)
              Watertown, South Dakota           51,237        1,544,691     297,759      1,298,169     1994     (d)
              Norfolk, Nebraska                226,971        1,844,147     324,705      1,746,413     1994     (d)
              Park City, Kansas                275,962        1,210,473     266,445      1,219,990     1994     (d)
              Muscatine, Iowa                  204,890        1,665,188     278,384      1,591,694     1995     (d)
              Fort Madison, Iowa               104,855          902,551     191,779        815,627     1995     (d)
              Macomb, Illinois                 103,881        1,315,816     223,637      1,196,060     1995     (d)
              Irving, Texas                    582,978        2,199,267     497,436      2,284,809     1995     (d)
              Jacksonville, Illinois           140,237        1,059,973     182,822      1,017,388     1995     (d)
              Plano, Texas                     510,860        2,343,044     447,007      2,406,897     1995     (d)
              McKinney, Texas                  360,722        1,760,752     329,882      1,791,592     1995     (d)
              Denton, Texas                    458,916        1,846,624     328,534      1,977,006     1996     (d)
              Parsons, Kansas                  167,849        1,227,079     173,185      1,221,743     1996     (d)
              Grapevine, Texas                 733,685        2,308,933     411,562      2,631,056     1996     (d)
              Wichita Falls, Texas             623,781        2,225,674     390,459      2,458,996     1996     (d)
              Bedford, Texas                   611,489        2,410,248     395,591      2,626,146     1996     (d)
              Portage, Wisconsin               203,032        1,866,974     264,929      1,805,077     1996     (d)
              Antigo, Wisconsin                234,605        1,524,210     185,489      1,573,326     1996     (d)
              Shawano, Wisconsin               244,935        1,689,256     202,975      1,731,216     1996     (d)
              Tomah, Wisconsin                 211,975        2,147,148     264,481      2,094,642     1996     (d)
              Menomonie, Wisconsin             451,520        2,412,512     217,137      2,646,895     1997     (d)
              Neosho, Missouri                 232,000        1,424,370      79,467      1,576,903     1998     (d)

River Valley Suites
              Bullhead City, Arizona           166,456        1,304,141     641,372        829,225     1984     (d)

Holiday Inn Express
              Allentown, Pennsylvania           83,073        2,695,886     265,771      2,513,188     1997     (d)
              Danville, Kentucky               155,717        2,971,403     207,779      2,919,341     1997     (d)
              Gettysburg, Pennsylvania          59,634        1,832,171     162,868      1,728,937     1997     (d)



                                               Gross Amount at the End of the Year
                                            -------------------------------------------

                  Location                                  Buildings &   Accumulated       Net        Year
Hotel              Description                   Land       Improvements Depreciation   Book Value   Acquired   Life
-------------------------------------       --------------------------------------------------------------------------

Hampton Inn
              Cleveland, Tennessee             212,914        2,370,499      90,914      2,492,499     1998     (d)
              Jackson, Tennessee               261,506        3,430,541     214,744      3,477,303     1998     (d)
              Shelby, North Carolina           253,921        2,782,042     141,054      2,894,909     1998     (d)
              Brandon, Florida                 322,203        3,150,779     154,242      3,318,740     1998     (d)

Comfort Suites
              Dover, Delaware                  337,113        5,179,187     313,537      5,202,763     1997     (d)

Best Western
              Ellentown, Florida               546,945        2,293,464      51,616      2,788,793     1978     (d)
              Harlan, Kentucky                     -          2,949,276     177,477      2,771,799     1997     (d)

Best Western Suites
              Key Largo, Florida               339,425        3,238,530     216,878      3,361,077     1997     (d)

Shoney's Inn
              Ellentown, Florida               290,373        2,102,371      78,356      2,314,388     1998     (d)

Days Inn
              Farmville, Virginia              384,591        1,967,727     193,331      2,158,987     1995     (d)
                                            ---------------------------------------------------------
              Subtotal Hotel Properties     23,838,500      169,111,576  29,469,728    163,480,348
                                            ---------------------------------------------------------
              Construction in Progress             -          1,656,858         -        1,656,858
              Norfolk Office                    68,765        1,516,627     720,048        865,344              (d)
                                            ---------------------------------------------------------
                      Total                 23,907,265      172,282,061  30,189,776    165,999,550
                                            =========================================================


                        HUMPHREY HOSPITALITY TRUST, INC.
        NOTES TO SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999


                                                                 Total
                                                              ------------
         ASSET BASIS

(a)      Balance @ 12/31/97                                   $110,664,563
         Additions to building and improvements                  5,348,740
         Disposition of building and improvements                 (557,495)
                                                              ------------
         Balance @ 12/31/98                                    115,455,808
             Acquisition of building and improvements           79,039,172
         Additions to building and improvements                  7,049,521
         Disposition of building and improvements               (3,710,175)
         Impairment loss                                        (1,645,000)
                                                              ------------
         Balance @ 12/31/99                                   $196,189,326
                                                              ============

         $78,347,116 of acquisition of building and improvements consists of non-cash activity as a result of the merger.

                                                              Total
                                                          ------------
         ACCUMULATED  DEPRECIATION

(b)      Balance @ 12/31/97                                 19,086,258
         Depreciation for the period ended 12/31/98          4,386,048
         Depreciation on assets sold                          (452,010)
                                                          ------------
         Balance @ 12/31/98                                 23,020,296

         Depreciation for the period ended 12/31/98          5,222,838
         Depreciation on acquisition of Building &
            Improvements                                     3,629,741
         Impairment loss                                      (345,000)
         Depreciation on assets sold                        (1,338,099)
                                                          ------------
         Balance @ 12/31/99                                $30,189,776
                                                          ============


(c ) The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $190,334,000.

(d)      Depreciation is computed based upon the following useful lives:
                       Buildings and improvements         31 - 40 years
                       Furniture and equipment             5 - 12 years

(e) The Company has mortgages payable on most of the properties as described. Additional mortgage information can be found in the notes to the consolidated financial statements.

         Encumbrance codes refer to the following lenders:
         USR = US Bank Revolver           UST = US Bank Term Loan
         USE = US Bank E&P Term Loan      FNB = First National Bank of Omaha E&P
         MAR = Marquette Bancshares       MRC = Mercantile Bank (St. Louis)
         BER = Bertha Wetzler Note        BBL = Bank Boston Line of Credit
         MER = Mercantile Bank (MD) Line  CRE = Crestar Bond
         REG = Regions Bank (FLA)         SUS = Susquehanna Bank

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         Information concerning the directors and executive officers of the Company is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") under the caption "Election of Directors."


Item 11.  Executive Compensation

         Information   regarding  executive   compensation  is  incorporated  by
         reference from the 2000 Proxy Statement under the caption "Executive Compensation."


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, of each director and executive officer of Humphrey Hospitality Trust, Inc., and all directors and executive officers as a group, is incorporated by reference from the 2000 Proxy Statement under the caption "Beneficial Ownership of Common Stock."


Item 13.  Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions is incorporated by reference from the 2000 Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K


(a)      Financial Statements

         Humphrey Hospitality Management, Inc.

              Independent Auditors' Report                                53

              Consolidated  Balance Sheets as of December 31, 1999 and
              1998                                                        54

              Consolidated  Statements  of Income for the Years  Ended
              December 31, 1999, 1998 and 1997                            55

              Consolidated  Statements of Shareholder's Equity for the
              Years Ended December 31, 1999, 1998 and 1997                56

              Consolidated  Statements  of Cash  Flows  for the  Years
              Ended December 31, 1999, 1998 and 1997                      57

              Notes to Consolidated Financial Statements                  58

              Humphrey Hospitality Trust, Inc.
                Selected Pro Forma Financial Data                         64

All other schedules have been omitted since the required information is not applicable, or because the information required is included in the financial statements, including the notes thereto

(b)      Reports on Form 8-K

         Current Report on Form 8-K filed November 2, 1999.

(c)      Exhibits

2.1 Agreement and Plan of Merger dated June 11, 1999 between the Company and Supertel Hospitality, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on June 14, 1999).

3.1 Second Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to the Company's Quarterly Report on Form 10-Q/A filed on December 10, 1999).

3.2 Third Amended and Restated Bylaws of the Registrant (incorporated by reference to the Company's Quarterly Report on Form 10-Q/A filed on December 10,
1999).

10.1 Declaration of Trust of Humphrey Hospitality REIT Trust (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

10.2 Bylaws of Humphrey Hospitality REIT Trust (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

10.3 Declaration of Trust of E&P REIT Trust.

10.4 Bylaws of E&P REIT Trust.

10.5 Second  Amended and Restated  Agreement of Limited  Partnership of Humphrey
Hospitality Limited Partnership (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

10.6 Second Amended and Restated Agreement of Limited Partnership of Solomons Beacon Inn Limited Partnership (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 33-93346)).

10.7 Agreement of Limited Partnership of E&P Financing Limited Partnership.

10.8 Agreement of Purchase and Sale dated March 26, 1997, between 344 Associates Limited Partnership and Humphrey Hospitality Limited Partnership for the Comfort Inn-Gettysburg, Pennsylvania (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

10.9 Agreement of Purchase and Sale dated March 26, 1997, between 144 Associated Limited Partnership and Humphrey Hospitality Limited Partnership for the Holiday Inn Express-Gettysburg, Pennsylvania (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

10.10 Purchase Agreement dated March 26, 1997, between 644 Associates Limited Partnership and Humphrey Hospitality Limited Partnership for the Holiday Inn Express - Allentown, Pennsylvania (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

10.11 Purchase Agreement, dated March 26, 1997, between 544 Associates Limited Partnership and Humphrey Hospitality Limited Partnership for the Comfort Inn-Chambersburg, Pennsylvania Hotel (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

10.12 Option Agreement (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 33-83658)).

10.13 Non-Competition Agreement (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 33-83658)).

10.14  Services  Agreement  dated as of January 1, 1996  between the Company and
Humphrey  Hospitality  Management,   Inc.  (incorporated  by  reference  to  the
Company's Registration Statement on Form S-11 (Registration No. 333-15897)).

10.15 First Amendment to Services Agreement, dated as of October 1, 1996, between the Company and Humphrey Hospitality Management, Inc. (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-15897)).

10.16 Second Amendment to Services Agreement, dated as of October 26, 1999, between the Company and Humphrey Hospitality Management, Inc.

10.17 Development Services Agreement, dated as of April 4, 1996, between Humphrey Hospitality Limited Partnership and Humphrey Development (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-15897)).

10.18 First Amendment to Development Services Agreement dated November 6, 1996 between the Partnership and Humphrey Development (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-15897)).

10.19 Agreement of Purchase and Sale dated May 31, 1998 between Allen Investments, Inc. and Humphrey Hospitality Limited Partnership for the Best Western - Ellenton, FL, the Shoney's Inn, Ellenton, FL and the Hampton Inn, Brandon, FL (incorporated by reference to the Company's Current Report on Form 8-K/A filed August 6, 1998).

10.20 Revolving Credit and Guaranty Agreement dated August 18,1998 among the Company, Humphrey Hospitality Limited Partnership, Humphrey Hospitality REIT Trust and Solomons Beacon Limited Partnership and BankBoston, N.A. and other banks that may become parties to the agreement (incorporated by reference to the Company's Quarterly Report on Form 10-K405 filed on March 31, 1999).

10.21 First Amendment to BankBoston Revolving Credit and Guaranty Agreement dated November 30, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K405 filed on March 31, 1999).

10.22 Right of First Opportunity Agreement dated June 10, 1999, between the Company, Humphrey Hospitality Limited Partnership and Humphrey Hospitality Management, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 5, 1999).

10.23 Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership, Humphrey Hospitality REIT Trust and Steve H. Borgmann.

10.24 Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership and Humphrey Hospitality REIT Trust and Paul J. Schulte.

10.25 [New Loan Agreement(s)]

21.1 Subsidiaries

27.1 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed by the undersigned, thereunto duly authorized.

                                         HUMPHREY HOSPITALITY TRUST, INC.

                                         By: /s/ Paul J. Schulte
                                            ----------------------------
March 29, 2000                                Paul J. Schulte
                                              Chairman of the Board and Chief
                                                 Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:   /s/ Paul J. Schulte
      -----------------------------
      Paul J. Schulte
      Chairman of the Board and Chief Executive Officer
      Principal Executive Officer

By:   /s/ James I. Humphrey, Jr.
      -----------------------------
      James I. Humphrey, Jr.
      Vice Chairman, Chief Operating Officer and Treasurer
      Principal Financial Officer

By:   /s/ Steve H. Borgmann
      -----------------------------
      Steve H. Borgmann
      Executive Vice President & Secretary

By:   /s/ Loren Steele
      -----------------------------
      Loren Steele
      Director

By:   /s/ Joseph Caggiano
      -----------------------------
      Joseph Caggiano
      Director

By:   /s/ George R. Whittemore
      -----------------------------
      George R. Whittemore
      Director

By:   /s/ Jeffrey M. Zwerdling
      -----------------------------
      Jeffrey M. Zwerdling
      Director

Each of the above signatures is affixed as of March 29, 2000.

              Humphrey Hospitality Management, Inc. and Subsidiary

                              Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Humphrey Hospitality Management, Inc.

         We have audited the accompanying consolidated balance sheets of Humphrey Hospitality Management, Inc. and Subsidiary, as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Humphrey Hospitality Management, Inc. and Subsidiary, as of December 31, 1999 and 1998, and the results of its operations, the changes in shareholders' equity (deficit) and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                    REZNICK FEDDER & SILVERMAN



Baltimore, Maryland
March 24, 2000

                                   Humphrey Hospitality Management, Inc. and Subsidiary

                                                CONSOLIDATED BALANCE SHEETS

                                                December 31, 1999 and 1998

                                                         ASSETS
                                                                                            1999              1998
                                                                                      ----------------- -----------------
CURRENT ASSETS
  Cash and cash equivalents                                                            $ 5,056,775       $ 3,262,524
  Accounts receivable                                                                    1,390,110           349,133
  Due from affiliates                                                                       55,172            40,403
  Prepaid expenses                                                                         314,767            41,095
  Other assets                                                                             133,827            71,973
                                                                                      ----------------- -----------------

     Total current assets                                                                6,950,651         3,765,128

PROPERTY AND EQUIPMENT, net of accumulated
  Depreciation of $7,844                                                                    31,378               -
                                                                                      ----------------- -----------------

     Total assets                                                                      $ 6,982,029       $ 3,765,128
                                                                                      ================= =================

                                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                $ 3,616,782       $   892,351
  Due to affiliates, net                                                                 4,177,016         2,618,559
  Other liabilities                                                                         38,454            57,486
                                                                                      -----------------------------------

     Total current liabilities                                                           7,832,252         3,568,396
                                                                                      -----------------------------------


COMMITMENTS                                                                                    -                 -

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value, 1,000 shares authorized; 134
   shares and 100 shares issued and outstanding                                                  1                 1
  Additional paid-in capital                                                                50,369               -
  Retained earnings (deficit)                                                             (860,593)          196,731
                                                                                      -----------------------------------

                                                                                          (810,223)          196,732

  Less: Note receivable - shareholder                                                       40,000               -
                                                                                      -----------------------------------

     Total shareholders' equity (deficit)                                                 (850,223)          196,732
                                                                                      -----------------------------------

     Total liabilities and shareholders' equity (deficit)                              $ 6,982,029       $ 3,765,128
                                                                                      ===================================

                                      See notes to consolidated financial statements


                                      Humphrey Hospitality Management, Inc. and Subsidiary

                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Years ended December 31, 1999, 1998 and 1997


                                                                            1999                1998              1997
                                                                    ----------------------------------------------------------

Revenue from hotel operations
  Room revenue                                                       $   33,850,907        $ 21,913,267      $   15,581,298
  Other hotel revenue                                                     2,477,516             658,168             525,737
  Other revenue                                                             356,320             573,714             313,316
  Interest income                                                            67,088              73,929              32,131
                                                                    ----------------------------------------------------------

     Total revenue                                                       36,751,831          23,219,078          16,452,482
                                                                    ----------------------------------------------------------

Expenses
  Hotel operating expenses                                               18,884,897          11,466,148           7,987,062
  General and administrative                                              3,083,703           1,219,830             729,163
  Depreciation                                                                7,844                 -                   -
  Lease payments                                                         15,832,711          10,441,313           7,326,193
                                                                    ----------------------------------------------------------

     Total expenses                                                      37,809,155          23,127,291          16,042,418
                                                                    ----------------------------------------------------------

     NET INCOME (LOSS)                                               $   (1,057,324)       $     91,787      $      410,064
                                                                    ==========================================================



                                         See notes to consolidated financial statements


                                      Humphrey Hospitality Management, Inc. and Subsidiary

                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                          Years ended December 31, 1999, 1998 and 1997



                                      Common Stock           Additional          Note           Retained
                               ---------------------------    Paid-in        Receivable -       Earnings
                                 Shares        Amount         Capital        Shareholder       (Deficit)          Total
                               ----------- --------------- --------------- ----------------- --------------- -----------------

Balance, December 31, 1996            100         $     1      $        -       $         -     $   29,880        $    29,881

Distributions                           -               -               -                 -        (255,000)         (255,000)

Net income                              -               -               -                 -         410,064           410,064
                               ----------- --------------- --------------- ----------------- --------------- -----------------

Balance, December 31, 1997            100               1               -                 -         184,944           184,945

Distributions                           -               -               -                 -         (80,000)          (80,000)

Net income                              -               -               -                 -          91,787            91,787
                               ----------- --------------- --------------- ----------------- --------------- -----------------

Balance, December 31, 1998            100               1               -                 -         196,731           196,732

Issuance of common stock               34               -          50,369          (40,000)               -            10,369

Net loss                                -               -               -                 -      (1,057,324)       (1,057,324)
                               ----------- --------------- --------------- ----------------- --------------- -----------------

Balance, December 31, 1999            134         $     1      $   50,369       $  (40,000)     $  (860,593)      $  (850,223)
                               =========== =============== =============== ================= =============== =================

                                         See notes to consolidated financial statements


                                     Humphrey Hospitality Management, Inc. and Subsidiary

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Years ended December 31, 1999, 1998 and 1997

                                                                           1999                  1998                1997
                                                                    --------------------   ------------------   ----------------

Cash flow from operating activities
  Net income (loss)                                                  $    (1,057,324)       $     91,787          $   410,064
  Adjustments to reconcile net income (loss) to net
  Cash provided by operating activities
     Depreciation                                                              7,844                 -                    -
     (Increase) decrease in assets
       Accounts receivable                                                (1,040,977)           (165,335)            (135,141)
       Due from affiliate                                                    (14,769)                -                    -
       Prepaid expenses                                                     (273,672)             25,767              (30,580)
       Other assets                                                          (61,854)            (11,596)             (59,559)
     Increase (decrease) in liabilities
       Accounts payable and accrued expenses                               2,724,435             144,322              574,470
       Due to affiliates                                                   1,788,715           1,167,303              790,025
       Other liabilities                                                     (19,032)             12,638               10,301
                                                                    --------------------   ------------------   ----------------

        Net cash provided by operating activities                          2,053,366           1,264,886            1,559,580
                                                                   ---------------------   ------------------   ----------------

Cash flows from investing activities
    Additions to property and equipment                                      (39,222)                -                    -
    Advances to affiliates                                                  (230,262)           (405,765)                 -
                                                                    --------------------   ------------------   ----------------

        Net cash used in investing activities                               (269,484)           (405,765)                 -
                                                                   ---------------------   ------------------   ----------------

Cash flows from financing activities
    Distributions paid                                                           -               (80,000)            (255,000)
    Issuance of common stock                                                  10,369                 -                    -
    Advances to shareholders                                                     -                   -                 51,250
                                                                    --------------------   ------------------   ----------------

        Net cash provided by (used in) financing activities                   10,369             (80,000)            (203,750)
                                                                   ---------------------   ------------------   ----------------

        NET INCREASE IN CASH AND CASH
          EQUIVALENTS                                                      1,794,251             779,121            1,355,830

Cash and cash equivalents, beginning of year                               3,262,524           2,483,403            1,127,573
                                                                   ---------------------   ------------------   ----------------

Cash and cash equivalents, end of year                              $      5,056,775         $ 3,262,524          $ 2,483,403
                                                                   =====================   ==================   ================


                                         See notes to consolidated financial statements

              Humphrey Hospitality Management, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


Note 1.   Organization and Summary of Significant Accounting Policies

         Humphrey Hospitality Management, Inc. (HHMI) was incorporated under the laws of the State of Maryland on August 18, 1994, to lease and operate hotel properties from Humphrey Hospitality Trust, Inc. and its subsidiaries (HHTI). As of December 31, 1998, James I. Humphrey, Jr. (the Shareholder) was the sole shareholder of the Lessee. On June 1, 1999, HHMI sold shares of stock to certain officers, constituting a 25% interest in the company, in exchange for $10,369 in cash and a $40,000 note receivable.

         During 1999, HHMI formed Supertel Hospitality Management, Inc. (SHMI), as a wholly-owned subsidiary (collectively, the Lessee). Effective October 26, 1999, SHMI acquired the management operations of Supertel Hospitality, Inc., and Subsidiaries (Supertel) and entered into leases with HHTI to lease and manage 63 limited service hotel properties acquired by HHTI in conjunction with its merger with Supertel. As of December 31, 1999, the Lessee leases 88 hotel properties (the Hotels) from HHTI.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SHMI. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Property and equipment

         Property and equipment is recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets.

Marketing Costs

         The Lessee incurs costs for various marketing and advertising efforts. All costs related to marketing and advertising are expensed in the period incurred. Marketing and advertising costs totaled $1,172,641, $872,189 and $621,067 for the years ended December 31, 1999,1998 and 1997, respectively.

              Humphrey Hospitality Management, Inc. and Subsidiary

                        December 31, 1999, 1998 and 1997


Note 1.  Organization and Summary of Significant Accounting Policies (Continued)

Lease Expense

         Lease expense is recognized when accrued under the lease agreements from the date of acquisition of each hotel property. Beginning in 1999, contingent lease expense is accrued quarterly based on the probability of the future revenue target being achieved, in accordance with the Emerging Issues Task Force, Issue 98-9.

Income Taxes

         The Lessee has elected to be treated as an S-Corporation for Federal and state income tax purposes. Therefore, no provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the shareholders individually.

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and a repurchase agreement with various major banks with original maturities of three months or less when acquired, carried at cost, which approximates fair value.

Concentration of Credit Risk

         The Lessee places cash deposits with major banks. The Lessee has not experienced any losses with respect to bank balances in excess of government provided insurance. As of December 31, 1999, management believes that no significant concentration of credit risk exists with respect to these cash balances.

Reclassifications

         Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.


Note 2.   Related Party Transactions

Shared Expenses

         Humphrey Associates, Inc. and HAI Management, Inc., affiliates of the Lessee, share certain operating expenses with the Lessee. Expenditures are allocated based on each entity's pro rata share of the expense. As of December 31, 1999 and 1998, $55,172 and $0, respectively, is due from affiliates.

              Humphrey Hospitality Management, Inc. and Subsidiary

                        December 31, 1999, 1998 and 1997


Note 2.   Related Party Transactions (Continued)

Lease Payments

         As of December 31, 1999, the Lessee has entered into leases with HHTI relating to the Hotels and the company's office building located in Norfolk, Nebraska. Each such lease has a term of 10 years. Pursuant to the terms of the Hotel leases (Percentage Leases), the Lessee is required to pay both base rent and percentage rent and certain other additional charges. The Company's office lease is for a term of ten years and requires annual rent payments of $100,000. The Lessee has future lease commitments through September 2009. Minimum future lease payments due under these non-cancelable operating leases as of December 31, 1999, are as follows:

                  Years                         Amount
              --------------             ---------------------
                       2000               $    15,078,839
                       2001                    15,078,839
                       2002                    15,078,839
                       2003                    15,078,839
                       2004                    14,944,376
              Thereafter                       57,638,170
                                         ---------------------
                                          $   132,897,902
                                         =====================


The Lessee incurred base rents of $7,267,956, $4,745,489, and $3,302,922 and percentage rents of $8,564,755, $5,695,824, and $4,023,271 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999 and 1998, the amount due to HHTI for lease payments, net of intercompany receivables, totaled $4,177,016 and $2,618,559, respectively.

Services Agreement

         The Lessee provides accounting and securities reporting services pursuant to a services agreement with HHTI. The agreement provided for an annual fee of $30,000 with an increase of $10,000 per year (prorated from the time of acquisition) for each hotel acquired by HHTI, but not to exceed $100,000 in any year. Effective October 26, 1999, the agreement was amended to provide for an annual fee of $300,000. For the years ended December 31, 1999, 1998 and 1997, the Lessee received $135,522, $99,996 and $79,388, respectively, for the services provided in accordance with the agreement, which is included in other revenue.

         Beginning in 1998, the Lessee provides capital improvement supervisory services to Humphrey Hospitality Trust, Inc. pursuant to the terms of an agreement which provides for a fee equal to 9% of the total cost of the capital improvements. For the years ended December 31, 1999 and 1998, the Lessee earned fees totaling $214,862, and $128,382 respectively.

              Humphrey Hospitality Management, Inc. and Subsidiary

                        December 31, 1999, 1998 and 1997


Note 2.   Related Party Transactions (Continued)

Advances to/from Shareholder

         During the years ended December 31, 1999, 1998 and 1997, working capital advances were made to/from one of the shareholders which were subsequently repaid in full. The advances were due on demand and bore interest at a variable rate.

         As of December 31, 1999, the Company has a note receivable from a shareholder in the amount of $40,000 related to the sale of stock (See Note 1). The note is payable on demand and bears interest at 5% per annum.

Note 3.   Commitments

Franchise Agreements

         The Lessee operates the Hotels acquired by HHTI under the terms of existing franchise agreements. The franchise licenses generally specify certain management, operational, accounting, reporting and marketing standards and procedures with which the franchisee must comply and provide for annual franchise fees based upon percentages of gross room revenue. For the years ended December 31, 1999, 1998 and 1997, franchise fees totaling $1,902,197, $1,231,929 and $875,104, respectively, were charged to hotel operations.

Restaurant Leases

         As of December 31, 1999 and 1998, three of the Hotels have executed lease agreements for the Hotel's restaurant facilities with varying expiration dates, including renewal periods, through December 1, 2023. Monthly rent is payable during the terms of the leases at 3% to 8% of the previous month's gross receipts.

Leases

         The Company assumed leases from Supertel for outdoor advertising signs and various other items under noncancelable one to ten-year agreements. Rental payments are expensed when incurred and charged to hotel operations. Future minimum lease payments required under these non-cancelable operating lease agreements at December 31, 1999, are as follows:


                      December 31, 2000                $ 446,383
                                   2001                  297,549
                                   2002                  109,329
                                   2003                   26,230
                                   2004                   18,290
                                                      -----------
                                                       $ 897,781
                                                      ===========

              Humphrey Hospitality Management, Inc. and Subsidiary

                        December 31, 1999, 1998 and 1997


Note 4.   Profit Sharing Plans

         HHMI has a 401(k) retirement savings and profit sharing plan under which eligible HHMI employees may contribute up to 15% of their salaries or $10,000. The Company's contributions to the plan equal 50% of the participants' contributions not to exceed 5% of the participant's compensation. Effective October 26, 1999, SHMI hired substantially all of the former employees of Supertel and assumed Supertel's existing 401(k) profit sharing plan. The Company's contributions to the SHMI plan equal 50% of the participants' contributions not to exceed 5% of the participant's compensation. The Company contributed and expensed approximately $40,756, $15,350 and $4,599 in 1999, 1998 and 1997, respectively.


Note 5.   Economic Dependency

         The Lessee receives substantially all of its income from hotels operated pursuant to the Percentage Leases. The Lessee currently leases and operates 88 hotel properties located in 19 states.

                        SELECTED PRO FORMA FINANCIAL DATA

     The data below reflects selected financial information for the HHTI resulting from the Merger of Supertel and HHTI, which is referred to as "pro forma" information. The selected unaudited pro forma financial data set forth below assumes that the Merger was accounted for as a reverse acquisition using the purchase method of accounting, that the companies had been combined for accounting and financial reporting purposes as of January 1, 1999, and that the Lessee leased the Supertel hotels from HHTI beginning January 1, 1999. The pro forma lease revenue for HHTI for the Supertel hotels were derived by applying the rent provisions of the leases for the Supertel hotels to the historical revenues for those hotels. HHTI and Supertel expect that certain restructuring expenses will be incurred as a result of combining the companies; however, the unaudited pro forma financial data does not reflect any anticipated reorganization expense. The companies also anticipate that the Merger will provide the combined company with certain financial benefits that include improved operating efficiencies and opportunities to earn more revenue. However, these anticipated cost savings or benefits are not reflected in the pro forma information. Therefore, the pro forma information, while helpful in illustrating the financial characteristics of the combined company under one set of assumptions, does not attempt to predict or suggest future results. The pro forma information also does not attempt to show how the combined company would actually have performed had the Merger been completed as of the dates or for the periods presented. Additionally, no adjustments have been made to conform any differences in accounting policies between HHTI and Supertel for the periods presented. The information in the following tables is qualified in its entirety by, and should be read in conjunction with the historical financial statements of the Company, the Lessee and Supertel included elsewhere in this document or incorporated by reference.

                        HUMPHREY HOSPITALITY TRUST, INC.

                        Selected Pro Forma Financial Data
                (Unaudited, in thousands, except for share data)


                                                        Three
                                                       Months
                                                        Ended      Year Ended
                                                     12/31/99       12/31/99
                                                     --------       --------
    OPERATING DATA:
    Revenue:
      Percentage lease revenue...............         $8,220         $33,421
      Other revenue..........................             48             165
                                                      ------         -------
              Total revenue..................          8,268          33,586
                                                      ------         -------
    Expenses:
      Interest...............................          2,616          10,714
      Real estate operating expenses.........            844           3,505
      General and administrative.............            197           1,104
      Depreciation and amortization..........          2,131           8,507
                                                      ------         -------
              Total expenses.................          5,788          23,830
                                                      ------         -------
    Income from operations...................          2,480           9,756
    Income allocated to minority interest....          (313)           (832)
                                                      ------         -------
    Net income...............................         $2,167          $8,924
                                                      ======          ======

    Basic earnings per common share..........         $ 0.19          $ 0.80
                                                      ======          ======
    Diluted earnings per common share........         $ 0.21          $ 0.81
                                                      ======          ======
    Weighted average shares:
      Basic..................................         11,173          11,173
      Diluted................................         12,041          12,041

    OTHER DATA:
    Funds From Operations reconciliation:
    Net income applicable to common shareholders      $2,167          $8,924
    Add Minority interest                                313             832
             Depreciation and amortization             2,131           8,507
                                                      ------         -------
    Funds From Operations (FFO) -Diluted              $4,611         $18,263
                                                      ======         =======

    FFO Per Share - Diluted                           $ 0.38          $ 1.52
                                                      ======          ======