Form 10-Q
period 2000-03-31
HUMPHREY HOSPITALITY TRUST INC
filed 2000-05-15
CIK 929545

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2000.

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

                                 Yes |X|          No |_|

As of April 27, 2000, there were 11,173,543 shares of common stock, par value $.01 per share, outstanding.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                EXPLANATORY NOTE

         On October 26, 1999, Humphrey Hospitality Trust, Inc. (the "Company") and Supertel Hospitality, Inc. ("Supertel"), consummated a merger pursuant to which the Company exchanged 1.30 shares of its common stock for each outstanding share of Supertel's common stock (the "Merger"). As a result of the Merger and in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations," Supertel is considered the acquiring enterprise for financial reporting purposes. Accordingly, the financial statements herein present Supertel's historical financial information for periods prior to the Merger.

                                      INDEX

                                                                                                                            Page
                                                                                                                           Number
                                                                                                                           ------
Part I.       FINANCIAL INFORMATION

Item 1.        HUMPHREY HOSPITALITY TRUST, INC.
               --------------------------------

             Independent Accountants' Report                                                                                  3

             Condensed Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999                     4

             Condensed Consolidated Statements of  Income
                 for the three months ended March 31, 2000 and March 31, 1999 (Unaudited)                                     5

             Condensed Consolidated Statements of Cash Flows
                 for the three months ended March 31, 2000 and March 31, 1999 (Unaudited)                                     6

             Notes to Condensed Consolidated Financial Statements (Unaudited)                                                 7


Item 2.      Management's Discussion and Analysis of Financial Condition and Results of  Operations                           8

Item 3(a).   Quantitative and Qualitative Disclosures about Market Risk                                                      12


Part II.    OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of  Security Holders                                                            12

Item 5.      Other Information - Humphrey Hospitality Management, Inc. Financial Information                                 12

Item 6.      Exhibits and Reports on Form 8-K                                                                                18

SIGNATURES                                                                                                                   20

Part I. FINANCIAL INFORMATION


Item 1.

INDEPENDENT ACCOUNTANTS' REPORT



To the Shareholders and Board of Directors
Humphrey Hospitality Trust, Inc.

         We have reviewed the accompanying condensed consolidated balance sheet of Humphrey Hospitality Trust, Inc. and Subsidiaries as of March 31, 2000 and the related condensed consolidated statements of income and cash flows for each of the three-month periods ended March 31, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Humphrey Hospitality Trust, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, changes in shareholders equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated March 20, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                           REZNICK FEDDER & SILVERMAN



Baltimore, Maryland
May 5, 2000

                HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (See Independent Accountants' Report)

                                                                                                  As of
                                                                                March 31,                 December 31,
                                                                                  2000                       1999
                                                                               ------------                -----------
                                                                                (Unaudited)
ASSETS
  Investment in hotel properties                                                $ 197,325,218            $  196,189,326

  Less accumulated depreciation                                                    32,241,274                30,189,776
                                                                                --------------           ---------------
                                                                                  165,083,944               165,999,550


  Cash and cash equivalents                                                           895,580                   883,886

  Accounts receivable - lessee                                                      3,111,039                 4,177,016

  Accounts and note receivable                                                        282,864                   296,627

  Prepaid expenses                                                                    361,808                   255,899

  Deferred financing cost, net of accumulated amortization                          1,959,818                 2,094,557

  Other assets                                                                         42,418                    42,616
                                                                                --------------           ---------------
              Total assets                                                      $ 171,737,471            $  173,750,151
                                                                                ==============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Account payable and accrued expenses                                          $   2,029,889            $    2,822,093

  Income taxes payable                                                                      -                   850,000

  Dividends Payable                                                                   903,139                   903,139

  Long-term debt                                                                  119,641,743               118,972,925

  Other liabilities                                                                   466,582                   487,166
                                                                                --------------           ---------------
              Total liabilities                                                   123,041,353               124,035,323
                                                                                --------------           ---------------


MINORITY INTEREST                                                                   3,510,971                 3,584,439
                                                                                --------------           ---------------

COMMITMENTS AND CONTINGENCIES                                                               -                         -

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value,10,000,000 shares authorized;
   no shares issued and outstanding                                                         -                         -

  Common stock, $.01 par value, 25,000,000 shares authorized;

   11,173,543 shares issued and outstanding                                           111,735                   111,735

  Additional paid-in capital                                                       48,438,594                48,438,594

  Distributions in excess or retained earnings                                     (3,365,182)               (2,419,940)
                                                                                --------------           ---------------

       Total shareholders' equity                                                  45,185,147                46,130,389
                                                                                --------------           ---------------
       Total liabilities and shareholders' equity                               $ 171,737,471            $  173,750,151
                                                                                ==============           ===============




See accompanying notes to consolidated financial statements.

                HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (See Independent Accountants' Report)
                                   (Unaudited)


                                                                           Three months
                                                                          Ended March 31,
                                                              ---------------------------------------
                                                                    2000                 1999
                                                              ------------------  -------------------
             Revenue
               Room revenue                                         $         -        $ 10,896,061
               Other hotel revenue                                            -             367,698
                                                              ------------------  -------------------
                Total hotel revenue                                           -          11,263,759

             Percentage lease revenue                                 7,559,525                   -
             Other revenue                                               50,263               7,950
                                                              ------------------  -------------------
                Total revenue                                         7,609,788          11,271,709
                                                              ------------------  -------------------

             Expenses

               Hotel operating expenses                                       -           7,339,295
               Interest expense                                       2,671,218             889,769
               Property operating expense                               912,599                   -
               Depreciation                                           2,058,736           1,135,160
               General and administrative                               276,528             870,838
                                                              ------------------  -------------------
                Total expenses                                        5,919,081          10,235,062
                                                              ------------------  -------------------

             Income before minority interest and income
               Taxes                                                  1,690,707           1,036,647

             Minority interest                                          121,900                   -
                                                              ------------------  -------------------

             Income before income taxes                               1,568,807           1,036,647

             Income taxes                                                     -             414,659
                                                              ------------------  -------------------
             Net income                                             $ 1,568,807        $    621,988
                                                              ==================  ===================

             Basic & diluted earnings per common share              $      0.14        $       0.13
                                                              ==================  ===================





See accompanying notes to consolidated financial statements.

                HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                      (See Independent Accountants' Report)
                                   (Unaudited)

                                                                           Three months
                                                                          Ended March 31,
                                                                --------------------------------
                                                                        2000           1999
                                                                      --------      ---------
Cash flows from operating activities
  Net income                                                       $   1,568,807   $    621,988
  Adjustments to reconcile net income to net cash
  Provided by operating activities
   Depreciation                                                        2,058,736      1,083,615
   Amortization of loan costs                                            134,739         51,545
   Minority interest                                                     121,900             -
   Deferred income taxes                                                       -        125,091
  (Increase) decrease in assets
    Accounts receivable and note receivable                            1,079,740        (22,135)
    Prepaid expenses and other current assets                           (105,909)      (416,671)
    Other assets                                                             198              -
  Increase (decrease) in liabilities
    Accounts payable                                                    (792,205)       549,138
    Income taxes payable                                                (850,000)       142,100
    Other liabilities                                                    (20,584)      (477,340)
                                                                   -------------     ----------
     Cash provided by operating activities                             3,195,422      1,657,331
                                                                   -------------     ----------

Cash flows from investing activities
  Additions to hotel properties                                       (1,143,131)    (1,850,629)
                                                                   -------------     ----------
     Cash used in investing activities                                (1,143,131)    (1,850,629)
                                                                   -------------     ----------

Cash flows from financing activities
  Repayments of long-term debt                                         (431,182)    (20,255,769)
  Proceeds from long-term debt                                         1,100,000      8,928,474
  Dividends and distributions paid                                   (2,709,415)             -
                                                                   -------------     -----------
     Cash used in financing activities                               (2,040,597)    (11,327,295)
                                                                   -------------     ----------

    INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                          11,694    (11,520,593)

Cash and cash equivalents, beginning of period                           883,886     11,520,593
                                                                   -------------     ----------
Cash and cash equivalents, end of period                           $     895,580   $         -
                                                                   =============    ===========


See accompanying notes to consolidated financial statements.

                HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (See Independent Accountants' Report)
                                   (UNAUDITED)


Consolidated Financial Statements

         The Company has prepared the condensed consolidated balance sheet as of March 31, 2000 and the condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999 without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at March 31, 2000 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 1999 has been derived from the audited consolidated financial statements as of that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended December 31, 1999. The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

Pro forma Financial Information (Unaudited)

         The following unaudited pro forma summary financial information presents information as if the Merger had occurred and all 88 hotels had been owned at the beginning of the period presented and leased to Humphrey Hospitality Management Inc. and its subsidiary (the "Lessee") pursuant to percentage lease agreements. The pro forma summary financial information does not purport to present what actual results of operations would have been if the Merger had occurred and the leases executed on such date or to project results for any future period.

                        Humphrey Hospitality Trust, Inc.
                        SELECTED PRO FORMA FINANCIAL DATA

                                                              Three months ended
                                                                March 31, 1999
          Total Revenue                                         $ 7,754,000
          Expenses                                                6,031,000
          Minority Interest                                         124,000
                                                                -----------
          Net income                                            $ 1,599,000
                                                                ===========
          Earnings per common share - Basic                     $      0.14
                                                                ===========
          Earnings per common share - Diluted                   $      0.14
                                                                ===========


Reclassification

         Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

                HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (See Independent Accountants Report)
                                   (UNAUDITED)

Shareholders Equity

         During the three months ended March 31, 2000, shareholders' equity changed according to the following table:

          Shareholders equity beginning of period
          January 1, 2000                            $ 46,130,389
          Net income                                    1,568,807
          Dividends paid                               (2,514,049)
                                                     -------------
          Shareholders equity at the end of period
          March 31, 2000                             $ 45,185,147
                                                     =============


Related Party Transactions

         The Lessee provides accounting and securities reporting services pursuant to a services agreement with the Company. Effective October 26, 1999, the agreement was amended to provide for an annual fee of $300,000. For the period ended March 31, 2000, the Lessee received $75,000 for the services provided in accordance with the agreement, which is included in general and administrative expense. The Lessee provides capital improvement supervisory services to Humphrey Hospitality Trust, Inc. pursuant to the terms of an agreement, which provides for a fee equal to 9% of the total cost of the capital improvements. For the period ended March 31, 2000 the Lessee earned fees totaling $ 130,096. Capital improvement and service fees were not included in the period ended March 31, 1999.

Subsequent event

         On April 26, 2000 the Company completed the sale of its Comfort Inn in Murphy, NC. Proceeds from the sale equaled approximately $2,000,000 and were used to pay down debt.


Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

         On October 26, 1999, the Company and Supertel consummated a merger pursuant to which Supertel was merged with and into the Company. As a result of the merger and in accordance with the provision of Accounting Principles Board Opinion No. 16, "Business Combinations," Supertel was considered the acquiring enterprise for financial reporting purposes. Accordingly, Management's
Discussion and Analysis of Financial Condition and Results of Operations contains comparisons of the Company's historical information for the period ended March 31, 2000 with Supertel's historical information for the period ended March 31, 1999.

General

         Humphrey Hospitality Trust, Inc., was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994 and is a real estate investment trust ("REIT") for federal income tax purposes. Humphrey Hospitality Trust, Inc., through its wholly-owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the "Company"), owns a controlling interest in Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership (the "Partnerships"). As of March 31, 2000, the Company owned a 92.79% interest in Humphrey Hospitality Limited Partnership. Humphrey Hospitality Limited Partnership owns a 99% general partnership interest and the Company a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership").

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

Results of Operations

Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999

         Total revenue for the three-month period ended March 31, 2000 was $7,610,000, a decrease of $3,662,000 over the total revenue of $11,272,000 for the three-month period ended March 31, 1999. Total revenue decreased for the period because the principal source of revenue changed on the merger date October 26, 1999 from room revenues and other hotel revenues to revenue from operating leases, resulting in lower hotel and total revenue and lower related hotel operating expenses.

         For the period, the average daily room rate was $49.74 in 2000, compared to $48.38 for 1999, an increase of 3% on a pro forma basis, assuming the companies had been combined for the full-years. Proforma revenue per available room ("RevPar") for 2000 decreased slightly to $28.83 from $29.31. Pro forma occupancy as a percentage of rooms available for the period ended 2000 was 58% versus 61% for the same period in 1999.

         There was no corresponding Hotel operating expenses for the period ended March 31, 2000 compared to $7,339,000 for the period ended 1999. Hotel operating expenses decreased for the period ended March 31, 2000 because the principal source of revenue changed on the merger date October 26, 1999 from room revenues and other hotel revenues to revenue from operating leases, resulting in lower total revenue and lower related hotel operating expenses.

         Interest expense increased by $1,781,000 for the period ended March 31, 2000 to $2,671,000 from $890,000 in 1999. The increase was primarily due to an increase in debt related to the merger.

         Depreciation expenses for the period ended 2000 were $2,059,000, compared to $1,135,000 for 1999, an increase of $924,000. The increase in depreciation expense was also primarily related to the merger.

         Property operating expenses for the period ended 2000 were $913,000 with no corresponding amount for 1999. As a result of the merger, no hotel operating expenses were reported after October 26, 1999. Property operating expenses, which were reported after October 26, 1999, primarily include expenses for real estate taxes, property related insurance, and land lease rents.

         General and administrative expenses for the period ended March 31, 2000 were $277,000, compared to $871,000 for the period ended 1999, a decrease of $594,000. The decrease primarily was related to the merger.

         Net income for the period ended March 31, 2000 was $1,569,000, or $.14 per share, versus net income of $622,000, or $.13 per share, on a diluted basis for the corresponding period in 1999.

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

         The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters, with the exception of the Company's Hotels located in Florida, which are busiest in the first and fourth quarters of the year. To the extent that cash flow from operating activities is insufficient to provide all of the estimated monthly distributions (particularly in the first quarter), the Company anticipates that it will be able to fund any such deficit with advances from its line of credit.

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

Debt
         At March 31, 2000, the Company's outstanding debt was approximately $119.6 million and is secured by most of the Hotels. The following table summarizes the outstanding loan information.

                                      Approximate
                                    Loan Balance At  Interest   Maturity
Lender                                 3/31/2000       Rate       Year         Other information
------------------------------------------------------------------------------------------------------------
US Bank Line of Credit                 $  6,100,000   7.99%      2001     LIBOR + 175-225,
                                                                          Fixed at 60,90,180 days
US Bank E&P Term loan                  $ 12,800,000   8.31%      2004     15 Year Amortization
US Bank Term loan                      $  9,800,000   8.53%      2004     15 Year Amortization
First National Bank of Omaha           $ 14,900,000   8.40%      2009     20 Year Amortization
Mercantile Bank of Sedalia             $  6,600,000   8.30%      2004     20 Year Amortization
Marquette Capital Bank, N.A.           $ 25,900,000   8.69%      2000     25 Year Amortization
Bertha Wetzler Note                    $    800,000   9.25%      2009
Mercantile Safe-Deposit & Trust
 Line of Credit                        $ 21,400,000   8.75%      2002     Variable, Prime + 25%
BankBoston Line of Credit              $ 11,200,000   7.79%      2001     Libor+185-235-$11.2M
                                                                            Swap Ceiling 7.79%
Susquehanna Bank                       $  5,000,000   7.75%      2009     Fixed greater than 2004,Adjustable
                                                                          every 5 yrs. Index+275
Regions Bank, NA                       $  2,900,000   8.00%      2018     Fixed greater than 2003,Adjustable
                                                                          every 5 yrs.Index +250
Crestar Bank Bonds                     $  2,200,000   8.00%      2005     7.75% + fees = 8%

Funds from Operations

         The Company's Funds From Operations ("FFO") was $3,749,443 for the three months ended March 31, 2000, which was an increase of $2,344,446, or 167% from $1,404,997 over the comparable period ended March 31, 1999. The increase can be attributed to the addition of 63 Hotels purchased through the merger with Supertel. Management considers FFO to be a market accepted measure of an equity REIT's operating performance. All REITs do not calculate FFO in the same manner, and therefore, the Company's calculation may not be the same as the calculation of FFO for similar REITs. The Company defines FFO as defined under the National Association of Real Estate Investment Trusts standards, which consists of net income computed in accordance with generally accepted accounting principles, excluding gains or losses on operating properties, plus depreciation and amortization of real estate assets after adjustments for unconsolidated partnerships and joint ventures. FFO is considered a key measurement of the performance of a real estate investment trust. The Company has reported FFO for the period using the most recent definition, which now does not exclude non-recurring items and therefore certain amounts for 1999 have been reclassified to conform to the 2000 presentation.

The computation of historical FFO is as follows:

                                                Historical Three                         Historical Three*
                                              Month Period Ended                        Month Period Ended
                                                  March 31, 2000       Per Share            March 31, 1999        Per Share
                                             -------------------       ---------            --------------        ---------
Net income applicable to
  Common shares                                  $    1,568,807                               $  478,100

Add :
  Minority interest expense                             121,900                                   89,647
  Depreciation and amortization                       2,058,736                                  837,250
                                             ------------------                              -----------


Funds From Operations                            $    3,749,443          $0.31                $1,404,997            $0.26
                                             ==================          =====               ===========            =====

*Presentation based on historical operations of Humphrey Hospitality Trust, Inc. prior to its merger with Supertel Hospitality, Inc., on October 26, 1999. For GAAP reporting basis, see FORM 10Q. Item 1.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain information both included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, supply and demand for hotel rooms in the Company's current and proposed market areas and general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

Item 3 (a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There has been no material change in the Company's interest rate exposure subsequent to March 31, 2000.

Part II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None




Item 5. OTHER INFORMATION. - HUMPHREY HOSPITALITY MANAGEMENT, INC. HISTORICAL FINANCIAL INFORMATION FOR THE QUARTER ENDED MARCH 31, 2000.


         As a supplement to the financial information presented in the Form 10-Q, the Company has voluntarily included this historical information for the quarters ended March 31. 2000 and March 31, 1999 for Humphrey Hospitality Management, Inc. and Subsidiary ("HHMI").

                                      Index

                                                                                                            Page Number
                                                                                                            -----------
HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY

            Independent Accountants' Report                                                                        13
            Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999           14
            Condensed Consolidated Statements of Operations (unaudited)
               for the three months ended March 31, 2000 and March 31, 1999                                        15
            Condensed Consolidated Statements of Cash Flows (unaudited)
               for the three months ended March 31,2000 and March 31, 1999                                         16
            Notes to Condensed Consolidated Financial Statements (unaudited)                                       17


INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders
Humphrey Hospitality Management, Inc.

         We have reviewed the accompanying condensed consolidated balance sheet of Humphrey Hospitality Management, Inc. and Subsidiary as of March 31, 2000 and the related condensed consolidated statements of operations and cash flows for each of the three-month periods ended March 31, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Humphrey Hospitality Management, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated March 24, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                           REZNICK FEDDER & SILVERMAN



Baltimore, Maryland
May 5, 2000

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (See Independent Accountants' Report)


                                                                         March 31,        December 31,
                                                                           2000                  1999
                                                                      -----------------   -----------------
                                                                        (Unaudited)          (Audited)
                         ASSETS

CURRENT ASSETS

         Cash and cash equivalents                                        $ 2,373,111    $ 5,056,775
         Accounts receivable                                                1,613,637      1,390,110
         Prepaid expenses                                                     402,728        314,767
         Due from affiliates                                                    7,822         55,172
         Other assets                                                          70,829        133,827
                                                                          -----------    -----------
                                                                            4,468,127      6,950,651
         Property and Equipment, net of accumulated depreciation
              of $11,782 and $7,844, respectively                             104,654         31,378
                                                                          -----------    -----------


               Total current assets                                       $ 4,572,781    $ 6,982,029
                                                                          ===========    ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY (Deficit)

CURRENT LIABILITIES

         Accounts payable and accrued expenses                            $ 3,559,850    $ 3,616,782
         Other liabilities                                                       --           38,454
         Due to affiliates                                                  3,278,845      4,177,016
                                                                          -----------    -----------

               Total current liabilities                                    6,838,695      7,832,252
                                                                          -----------    -----------


COMMITMENTS                                                                       --              --


SHAREHOLDERS' EQUITY (DEFICIT)
         Common stock, $.01 par value, 1,000 shares authorized, 134 and
         100 shares, issued and outstanding                                         1              1
                                                                               50,369         50,369
         Paid-in capital                                                   (2,276,284)      (860,593)
         Retained earnings (deficit)                                      -----------    -----------
                                                                           (2,225,914)      (810,223)
         Less: Note receivable - shareholder                                   40,000         40,000
                                                                          -----------    -----------
         Total shareholders' equity (deficit)                              (2,265,914)      (850,223)
                                                                          -----------    -----------

         Total liabilities and shareholders' equity                       $ 4,572,781    $ 6,982,029
                                                                          ===========    ===========



           See accompanying notes to consolidated inancial statements.

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (See Independent Accountants' Report)



                                            Three Months
                                   -----------------------------
                                           Ended March 31,
                                            (Unaudited)


                                       2000            1999
                                   -------------    ------------
Revenue
      Room revenue                 $ 16,375,411    $  5,852,852
      Other hotel revenue               451,601         170,967
      Other revenue                     242,539         183,674
                                   ------------    ------------
            Total revenue            17,069,551       6,207,493
                                   ------------    ------------

Expenses
      Hotel operating expenses        9,568,967       3,172,024
      General and administrative      1,185,006         325,000
      Depreciation                        3,938            --
      Lease expense                   7,727,331       2,963,224
                                   ------------    ------------
            Total expenses           18,485,242       6,460,248
                                   ------------    ------------
            Net loss               $ (1,415,691)   $   (252,755)
                                   ============    ============








           See accompanying notes to consolidated financial statements.

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                      (See Independent Accountants' Report)


                                                                       Three Months
                                                                     Ended March 31,
                                                                  ----------------------
                                                                       (Unaudited)
                                                                  2000              1999
                                                                  ----              ----
Cash flows from operating activities
      Net income                                               $(1,415,691)   $  (252,755)
      Adjustments to reconcile net income to net cash
         used in operating activities
          Depreciation                                               3,938            --
            Changes in assets and liabilities
                  Increase in accounts receivable                 (223,527)      (100,936)
                  (Increase) decrease in prepaid expenses          (87,961)        49,299
                  Decrease in other assets                          62,998          4,859
                  (Decrease) increase in
                       accounts payable and accrued expenses       (56,932)       308,272
                   Decrease in other liabilities                   (38,454)           --
                   Decrease in due to affiliates                  (850,821)    (1,126,420)
                                                               -----------    -----------

                      Net cash used in operating activities     (2,606,450)    (1,117,681)
                                                               -----------    -----------

Cash flows from investing activities
           Investment in property and equipment                    (77,214)          --
                                                               -----------    -----------
                      Net cash used in investing activities        (77,214)          --
                                                               -----------    -----------


Cash flows from financing activities

      Advance from shareholder                                        --          400,000
      Advances to affiliates                                          --         (314,453)
                                                               -----------    -----------

                      Net cash used in financing activities           --          (85,547)
                                                               -----------    -----------
                      Net decrease in cash and
                          cash equivalents                      (2,683,664)    (1,032,134)

Cash and cash equivalents, beginning of period                   5,056,775      3,262,524
                                                               -----------    -----------

Cash and cash equivalents, end of period                       $ 2,373,111    $ 2,230,390
                                                               ===========    ===========



          See accompanying notes to consolidated financial statements.

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                      (See Independent Accountants' Report)
                                   (Unaudited)

Note 1.     Organization and Summary of Significant Accounting Policies

     Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc., (the "Lessee") was incorporated under the laws of the State of Maryland on August 18, 1994 and October 26, 1999, respectively, to lease and operate hotel properties from Humphrey Hospitality Limited Partnership. As of December 31, 1998, James I. Humphrey, Jr. was the sole shareholder of the Lessee. On June 1, 1999, the Lessee sold shares of stock to certain of its officers, constituting a 25% interest in the company, in exchange for $10,369 in cash and a $40,000 note receivable.

Basis of Presentation

     The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessee's financial position as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and March 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

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

Shareholders Equity (Deficit)

         During the three months ended March 31, 2000, shareholders' equity (deficit) changed according to the following table:

          Shareholders equity (deficit) beginning
          of period January 1, 2000                      $ (850,223)
          Net loss                                       (1,415,691)
                                                     ----------------
          Shareholders equity (deficit) at the end
          of period March 31, 2000                     $ (2,265,914)
                                                     ================


Related Party Transactions

         The Lessee provides accounting and securities reporting services pursuant to a services agreement with the Company. Effective October 26, 1999, the agreement was amended to provide for an annual fee of $300,000. For the periods ended March 31, 2000 and March 31, 1999, the Lessee received $75,000 and $25,000, respectively, for the services provided in accordance with the agreement, which is included in other revenue. Beginning in 1998, the Lessee provides capital improvement supervisory services to Humphrey Hospitality Trust, Inc. pursuant to the terms of an agreement, which provides for a fee equal to 9% of the total cost of the capital improvements. For the period ended March 31, 2000 and March 31, 1999, the Lessee earned fees, which are included in other revenue, totaling $ 130,096 and $94,248, respectively.

Lease Expense

         Lease expense is recognized when accrued under the lease agreements from the date of acquisition of each hotel property. Contingent lease expense is accrued based on the probability of the future revenue target being achieved, in accordance with Emerging Issues Task Force ("EITF") 98-9.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits


(A)      Exhibits

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

10.23 Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership, Humphrey Hospitality REIT Trust and Steve H. Borgmann.

10.24 Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership and Humphrey Hospitality REIT Trust and Paul J. Schulte.

10.25 Loan Agreement between Mercantile Bank National Association and Supertel Hospitality, Inc.

10.26 Loan Agreement between Supertel Hospitality, Inc. and U.S. Bank National Association

10.27 Loan Agreement between E&P Financing Limited Partnership and U.S. Bank National Association

10.28 Loan Agreement between Supertel Hospitality, Inc. and U.S. Bank National Association

10.29 Loan Agreement between Marquette Capital Bank, N.A. and Bremer Bank, National Association and Supertel Hospitality, Inc.

10.30 Loan Agreement between First National Bank of Omaha, N.A. and Supertel Hospitality, Inc. (to be filed by Amendment)


27.1 Financial Data Schedule

B. Reports on Form 8-K.

None
                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                  HUMPHREY HOSPITALITY TRUST, INC.

                  By: /s/ PAUL J. SCHULTE
                    ----------------------------------
                         PAUL J. SCHULTE
                         CHAIRMAN OF THE BOARD,
                         CHIEF EXECUTIVE OFFICER


DATED this 15th day of May, 2000.