Form 10-Q
period 2000-06-30
HUMPHREY HOSPITALITY TRUST INC
filed 2000-08-10
CIK 929545

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarterly Period Ended June 30, 2000.

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

            Yes  [X]                                   No [ ]

As of August 7, 2000, there were 11,173,543 shares of common stock, par value $.01 per share, outstanding.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                EXPLANATORY NOTE

     On October 26, 1999, Humphrey Hospitality Trust, Inc. (the "Company") and Supertel Hospitality, Inc. ("Supertel") consummated a merger pursuant to which the Company exchanged 1.30 shares of its common stock for each outstanding share of Supertel's common stock (the "Merger"). As a result of the Merger and in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations," Supertel is considered the acquiring enterprise for financial reporting purposes. Accordingly, the financial statements herein present Supertel's historical financial information for periods prior to the Merger.

                                     INDEX

                                                                                                                  Page Number
                                                                                                                ---------------
Part I.        FINANCIAL INFORMATION

Item 1.        HUMPHREY HOSPITALITY TRUST, INC. - FINANCIAL STATEMENTS

               Independent Accountants' Report                                                                        3

               Condensed Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999            4

               Condensed Consolidated Statements of  Income
                 for the three and six months ended June 30, 2000 and June 30, 1999 (Unaudited)                       5

               Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 30, 2000 and June 30, 1999 (Unaudited)                                 6

               Notes to Condensed Consolidated Financial Statements (Unaudited)                                       7


Item 2.        Management's Discussion and Analysis of Financial Condition and Results of  Operations                 9

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                                            13


Part II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of  Security Holders                                                   14
Item 5.       Other Information - Humphrey Hospitality Management, Inc. Financial Information                        14

Item 6.       Exhibits and Reports on Form 8-K                                                                       20

SIGNATURES                                                                                                           23

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT


To the Shareholders and Board of Directors
Humphrey Hospitality Trust, Inc.

  We have reviewed the accompanying condensed consolidated balance sheet of Humphrey Hospitality Trust, Inc. and Subsidiaries as of June 30, 2000 and the related condensed consolidated statements of income for the three and six months ended June 30, 2000 and 1999 and condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Humphrey Hospitality Trust, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and our report dated March 20, 2000, expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                   REZNICK FEDDER & SILVERMAN



Baltimore, Maryland
August 7, 2000

               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (See Independent Accountants' Report)

                                                                                          As of
                                                                               June 30,          December 31,
                                                                                 2000                1999
                                                                            -------------        ------------
                                                                             (Unaudited)           (Audited)
ASSETS
------
Investment in hotel properties                                               $196,695,903        $196,189,326
Less accumulated depreciation                                                  34,126,195          30,189,776
                                                                            -------------        ------------
                                                                              162,569,708         165,999,550

Cash and cash equivalents                                                         661,140             883,886
Accounts receivable - lessee                                                    3,414,863           4,177,016
Accounts and note receivable                                                      239,818             296,627
Prepaid expenses                                                                  307,757             255,899
Deferred financing cost, net of accumulated amortization                        1,826,907           2,094,557
Other assets                                                                       26,937              42,616
                                                                            -------------        ------------
           Total assets                                                      $169,047,130        $173,750,151
                                                                            =============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES
Accounts payable and accrued expenses                                        $  2,308,026        $  2,822,093
Income taxes payable                                                                   --             850,000
Dividends payable                                                                 903,139             903,139
Long-term debt                                                                117,045,311         118,972,925
Other liabilities                                                                 571,136             487,166
                                                                            -------------        ------------
          Total liabilities                                                   120,827,612         124,035,323
                                                                            -------------        -------------

MINORITY INTEREST                                                               3,476,588           3,584,439
                                                                            -------------        ------------


SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value,10,000,000 shares authorized;
 no shares issued and outstanding                                                      --                  --
Common stock, $.01 par value, 25,000,000 shares authorized;
 11,173,543 shares issued and outstanding                                         111,735             111,735
Additional paid-in capital                                                     48,438,594          48,438,594
Distributions in excess or retained earnings                                   (3,807,399)         (2,419,940)
                                                                            -------------        ------------
   Total shareholders' equity                                                  44,742,930          46,130,389
                                                                            -------------        ------------
   Total liabilities and shareholders' equity                                $169,047,130        $173,750,151
                                                                            =============        ============


     See accompanying notes to condensed consolidated financial statements.

               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (See Independent Accountants' Report)
                                  (Unaudited)



                                         Three months ended June 30,     Six months ended June 30,
                                             2000           1999            2000           1999
                                         ----------     -----------     -----------     -----------
Revenue
Room revenue                             $       --     $13,378,736     $        --     $24,274,797
Other hotel revenue                              --         445,387              --         813,085
                                         ----------     -----------     -----------     -----------
 Total hotel revenue                             --      13,824,123              --      25,087,882

Percentage lease revenue                  8,447,506              --      16,007,031              --
Other revenue                                58,233              --         108,496           7,950
                                         ----------     -----------     -----------     -----------
 Total revenue                            8,505,739      13,824,123      16,115,527      25,095,832
                                         ----------     -----------     -----------     -----------

Expenses
Hotel operating expenses                         --       8,048,816              --      15,388,111
Interest expense                          2,596,238         879,131       5,267,456       1,768,900
Property operating expense                  935,095              --       1,847,694              --
Depreciation                              2,062,615       1,171,943       4,121,351       2,307,103
General and administrative                  311,212       1,049,279         587,740       1,920,117
Other expenses                                   --           9,894              --           9,894
                                         ----------     -----------     -----------     -----------
     Total expenses                       5,905,160      11,159,063      11,824,241      21,394,125
                                         ----------     -----------     -----------     -----------

Income from operations                    2,600,579       2,665,060       4,291,286       3,701,707

Loss on sale of asset                       367,764              --         367,764              --

Minority interest                           160,986              --         282,886              --
                                         ----------     -----------     -----------     -----------

Income before income taxes                2,071,829       2,665,060       3,640,636       3,701,707

Income taxes                                     --       1,066,024              --       1,480,683
                                         ----------     -----------     -----------     -----------


Net income                               $2,071,829     $ 1,599,036     $ 3,640,636     $ 2,221,024
                                         ==========     ===========     ===========     ===========


Basic and diluted earnings per
  common share                                $0.19           $0.33           $0.33           $0.46
                                         ==========     ===========     ===========     ===========



     See accompanying notes to condensed consolidated financial statements.

               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (See Independent Accountants' Report)
                                  (Unaudited)

                                                                       Six months
                                                                     Ended June 30,
                                                          -----------------------------------
                                                              2000                    1999
                                                          -----------            ------------
Cash flows from operating activities
Net income                                                $ 3,640,636            $  2,221,024
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation                                               4,121,351               2,204,781
 Amortization of loan costs                                   267,650                 103,073
 Loss on sale of property and equipment                       367,764                  54,023
 Minority interest                                            282,886                      --
 Deferred income taxes                                             --                 185,432

(Increase) decrease in assets:
  Accounts receivable and note receivable                     818,962                 (89,613)
  Prepaid expenses and other current assets                   (51,858)               (845,857)
  Other assets                                                 15,679                      --
Increase (decrease) in liabilities:
  Accounts payable                                           (514,067)                225,353
  Income taxes payable                                       (850,000)                672,100
  Other liabilities                                            83,970                 265,549
                                                          -----------            ------------


  Cash provided by operating activities                     8,182,973               4,995,865
                                                          -----------            ------------


Cash flows from investing activities:
  Additions to properties and equipment                    (3,032,888)             (3,059,351)
  Proceeds from sale of property and equipment              1,973,616                      --
                                                          -----------            ------------

    Cash used in investing activities                      (1,059,272)             (3,059,351)
                                                          -----------            ------------

Cash flows from financing activities:
  Repayments of long-term debt                             (4,027,614)            (13,093,721)
  Proceeds from long-term debt                              2,100,000                      --
  Dividends and distributions paid                         (5,418,833)                     --
                                                          -----------            ------------

    Cash used in financing activities                      (7,346,447)            (13,093,721)
                                                          -----------            ------------

  DECREASE IN CASH AND CASH
  EQUIVALENTS                                                (222,746)            (11,157,207)

Cash and cash equivalents, beginning of period                883,886              11,520,593
                                                          -----------            ------------

Cash and cash equivalents, end of period                  $   661,140            $    363,386
                                                          ===========            ============


     See accompanying notes to condensed consolidated financial statements.

               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (See Independent Accountants' Report)
                                  (UNAUDITED)


Consolidated Financial Statements

     The Company has prepared the condensed consolidated balance sheet as of June 30, 2000 and the condensed statements of income for the three and six months ended June 30, 2000 and 1999 and condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2000 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 1999 has been derived from the audited consolidated financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.
These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

Pro forma Financial Information (Unaudited)

     The following unaudited pro forma summary financial information presents information as if the Merger had occurred and all 88 hotels had been owned at the beginning of the periods presented and leased to Humphrey Hospitality Management Inc. and its subsidiary (the "Lessee") pursuant to the existing percentage lease agreements (the "Percentage Leases"). The pro forma summary financial information does not purport to present what actual results of operations would have been if the Merger had occurred and the leases executed on such date or to project results for any future period.

                        Humphrey Hospitality Trust, Inc.
                       SELECTED PRO FORMA FINANCIAL DATA



                                                  Three months ended         Six months ended
                                                     June 30, 1999             June 30, 1999
                                                  ------------------        -------------------
Total Revenue                                         $8,645,000               $16,399,000
Expenses                                               6,196,000                12,227,000
Minority Interest                                        173,000                   297,000
                                                      ----------               -----------

Net income                                            $2,276,000               $ 3,875,000
                                                      ==========               ===========
Earnings per common share - Basic                     $     0.20               $      0.35
                                                      ==========               ===========
Earnings per common share - Diluted                   $     0.20               $      0.35
                                                      ==========               ===========


Reclassification

  Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (See Independent Accountants' Report)
                                  (UNAUDITED)

Shareholders Equity

     During the six months ended June 30, 2000, shareholders' equity changed according to the following table:

Shareholders' equity beginning of period January
 1, 2000                                                         $46,130,389

Net income                                                         3,640,636
Dividends paid                                                    (5,028,095)
                                                                 -----------
Shareholders' equity at the end of period June
 30, 2000                                                        $44,742,930
                                                                 ===========


Related Party Transactions

     The Lessee, whose stock is held by James I. Humphrey, Jr., Vice President and Chief Operating Officer of Humphrey Hospitality Trust, Inc., and certain officers of the Lessee, leases the hotel properties pursuant to the Percentage Lease agreements. Additionally, the Lessee provides accounting and securities reporting services pursuant to a services agreement with the Company. Effective October 26, 1999, the agreement was amended to provide for an annual fee of $300,000. For the three and six months ended June 30, 2000, the Lessee received $75,000 and $150,000, respectively, which are included in general and administrative expense, for the services provided in accordance with the agreement. The Lessee provides capital improvement supervisory services to Humphrey Hospitality Trust, Inc. pursuant to the terms of an agreement, which provides for a fee equal to 9% of the total cost of the capital improvements. For the three and six months ended June 30, 2000, the Lessee earned fees
totaling $113,862 and $243,958, respectively.   Capital improvement and service
fees were not included in the three and six months ended June 30, 1999. The Lessee and the Company agreed to a financial services agreement, effective May 25, 2000, which generally pays the Lessee for services related to acquiring, disposing and financing of Company property. The fee, payable in Common Operating Partnership units in Humphrey Hospitality Limited Partnership, is equal to 1% of the gross sale price for acquisitions or dispositions, or .25% of the financing amount.

Loss on sale of asset

     On April 26, 2000, the Company completed the sale of its Comfort Inn in Murphy, NC. Proceeds from the sale were approximately $2,000,000 and were used to reduce debt. The Company recorded a loss on the sale of approximately $368,000.

Subsequent event

     On July 12, 2000, the Company increased its monthly cash dividend by 3% to $0.077 per share from $0.075 per share. The increase will take affect July 31, 2000 to shareholders of record as of July 31, 2000, payable August 31, 2000.

     On August 4, 2000, the Company closed on financing which modified its $26 million loan with Marquette Capital Bank, N.A. extending the term of the loan through July, 2003 and fixing the interest rate at 8.81% through July, 2003. As a result, the Company expects to incur approximately $20,000 in additional monthly amortization of deferred financing costs.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

     On October 26, 1999, the Company and Supertel consummated a merger pursuant to which Supertel was merged with and into the Company. As a result of the merger and in accordance with the provision of Accounting Principles Board Opinion No. 16, "Business Combinations," Supertel was considered the acquiring enterprise for financial reporting purposes. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations contains comparisons of the Company's historical information for the three and six months ended June 30, 2000 with Supertel's historical information for the three and six months ended June 30, 1999.

General

     Humphrey Hospitality Trust, Inc. was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994 and is a real estate investment trust ("REIT") for federal income tax purposes. Humphrey Hospitality Trust, Inc., through its wholly-owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the "Company"), owns a controlling interest in Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership (the "Partnerships"). As of June 30, 2000, the Company owned a 92.79% interest in Humphrey Hospitality Limited Partnership. Humphrey Hospitality Limited Partnership owns a 99% general partnership interest and the Company a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership").

     The Company's principal source of revenue after October 26, 1999 is from payments by the Lessee under the Percentage Leases. The principal determinants of Percentage Rent are the Hotels' room revenue, and to a lesser extent, other revenue. The Lessee's ability to make payments to the Partnerships under the Percentage Leases is dependent on the operations of the Hotels. Therefore, room revenue and its related other hotel revenues and hotel expenses related to the normal operations of Hotels are not reported after October 26, 1999 for the Company and become revenue and expense items for the Lessee.

Results of Operations

Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999

     Total revenue for the three months ended June 30, 2000 was $8,506,000, a decrease of $5,318,000 over the total revenue of $13,824,000 for the three months ended June 30, 1999. Total revenue decreased for the period because the principal source of revenue changed on the merger date, October 26, 1999, from room revenues and other hotel revenues to revenue from operating leases, resulting in lower hotel and total revenue and lower related hotel operating expenses.

     For the period, the average daily room rate was $57.16 in 2000, compared to $56.52 for 1999, an increase of 1% on a pro forma basis, assuming the companies had been combined for the full-years. Pro forma revenue per available room ("RevPar") for the three months ended June 30, 2000 remained unchanged at $39.34 compared to the three months ended June 30, 1999. Pro forma occupancy as a percentage of rooms available for the three months ended June 30, 2000 was 68.8% versus 69.6% for the three months ended June 30, 1999.

   There was no corresponding Hotel operating expenses for the three months ended June 30, 2000 compared to $8,049,000 for the three months ended June 30, 1999. Hotel operating expenses decreased for the three months ended June 30, 2000 because the principal source of revenue changed on the merger date, October 26, 1999, from room revenues and other hotel revenues to revenue from operating leases, resulting in lower total revenue and lower related hotel operating expenses.

     Interest expense increased by $1,717,000 for the three months ended June 30, 2000 to $2,596,000 from $879,000 for the three months ended June 30, 1999.
The increase was primarily due to an increase in debt related to the merger.

     Depreciation expenses for the three months ended June 30, 2000 were $2,063,000, compared to $1,172,000 for the three months ended June 30 1999, an increase of $891,000. The increase in depreciation expense was also primarily related to the merger.

     Property operating expenses for the three months ended June 30, 2000 were $935,000 with no corresponding amount for the three months ended June 30, 1999. As a result of the merger, no hotel level operating expenses were reported after October 26, 1999. Property operating expenses, which were reported after October 26, 1999, primarily include expenses for real estate taxes, property related insurance, and land lease rents.

     General and administrative expenses for the three months ended June 30, 2000 were $311,000, compared to $1,049,000 for the three months ended June 30, 1999, a decrease of $738,000. The decrease was primarily related to the merger which has resulted in the Lessee operating and managing the hotel properties.

     Net income for the three months ended June 30, 2000 was $2,072,000, or $.19 per share, versus net income of $1,599,000, or $.33 per share, on a diluted basis for the three months ended June 30, 1999. The increase was primarily related to the merger after which the Company's principal source of revenue is from payments by the Lessee under the Percentage Leases.

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999

     Total revenue for the six months ended June 30, 2000 was $16,116,000, a decrease of $8,980,000 over the total revenue of $25,096,000 for the six months ended June 30, 1999. Total revenue decreased for the period because the principal source of revenue changed on the merger date, October 26, 1999, from room revenues and other hotel revenues to revenue from operating leases, resulting in lower hotel and total revenue and lower related hotel operating expenses.

     For the period, the average daily room rate was $53.59 in 2000, compared to $52.58 for 1999, an increase of 2% on a pro forma basis, assuming the companies had been combined for the full-years. Pro forma revenue per available room ("RevPar") for the six months ended June 30, 2000 decreased slightly to $33.83 from $34.13 for the six months ended June 30, 1999. Pro forma occupancy as a percentage of rooms available for the six months ended June 30, 2000 was 63.1% versus 64.9% for the six months ended June 30, 1999.

   There was no corresponding Hotel operating expenses for the six months ended June 30, 2000 compared to $15,388,000 for the six months ended June 30, 1999. Hotel operating expenses decreased for the six months ended June 30, 2000 because the principal source of revenue changed on the merger date, October 26, 1999, from room revenues and other hotel revenues to revenue from operating leases, resulting in lower total revenue and lower related hotel operating expenses.

     Interest expense increased by $3,498,000 for the six months ended June 30, 2000 to $5,267,000 from $1,769,000 for the six months ended June 30, 1999. The increase was primarily due to an increase in debt related to the merger.

     Depreciation expenses for the six months ended June 30, 2000 were $4,121,000, compared to $2,307,000 for the six months ended June 30 1999, an increase of $1,814,000. The increase in depreciation expense was also primarily related to the merger.

     Property operating expenses for the six months ended June 30, 2000 were $1,848,000 with no corresponding amount for the six months ended June 30, 1999. As a result of the merger, no hotel level operating expenses were reported after October 26, 1999. Property operating expenses, which were reported after October 26, 1999, primarily include expenses for real estate taxes, property related insurance, and land lease rents.

     General and administrative expenses for the six months ended June 30, 2000 were $588,000, compared to $1,920,000 for the six months ended June 30, 1999, a decrease of $1,332,000. The decrease was primarily related to the merger which has resulted in the Lessee operating and managing the hotel properties.

     Net income for the six months ended June 30, 2000 was $3,641,000, or $.33 per share, versus net income of $2,221,000, or $.46 per share, on a diluted basis for the six months ended June 30, 1999. The increase was primarily related to the merger after which the Company's principal source of revenue is from payments by the Lessee under the Percentage Leases.

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

     The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations and existing cash balances. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and payment of dividends in accordance with REIT requirements.

     The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional securities of the Company, or, in connection with acquisitions of hotel properties, the issuance of units of limited partnership interest in Humphrey Hospitality Limited Partnership.

Debt

     At June 30, 2000, the Company's outstanding debt was approximately $117 million and is secured by most of the Hotels. The following table summarizes the outstanding loan information:

                                                    Approximate Loan
                                                       Balance at       Interest       Maturity
         Lender                                          6/30/00          Rate           Year
------------------------------------------------------------------------------------------------
US Bank Line of Credit                                 $ 5,000,000        8.40%          2001
US Bank E&P Term loan                                  $12,700,000        8.31%          2004
US Bank Term loan                                      $ 9,800,000        8.53%          2004
First National Bank of Omaha                           $14,800,000        8.40%          2009
First Star Bank                                        $ 6,600,000        8.30%          2004
Marquette Capital Bank, N.A.                           $25,800,000        8.81%          2003
Bertha Wetzler Note                                    $   800,000        9.25%          2009
Mercantile Safe-Deposit &
  Trust Line of Credit                                 $20,400,000        9.75%          2002
BankBoston Line of Credit                              $11,200,000        7.79%          2001
Susquehanna Bank                                       $ 5,000,000        7.75%          2009
Regions Bank, NA                                       $ 2,900,000        8.00%          2018
Crestar Bank Bonds                                     $ 2,200,000        8.00%          2005

Funds from Operations

     The Company's Funds From Operations ("FFO") for the three and six months ended June 30, 2000 were $4,663,194 and $8,412,637, respectively, an increase of $2,927,875 and $5,272,321, or 169% and 168%, from $1,735,319 and $3,140,316 for the three and six months ended June 30, 1999, respectively. The increase is attributable to the addition of 63 hotels purchased through the merger with Supertel. Management considers FFO to be a market accepted measure of an equity REIT's operating performance. All REITs do not calculate FFO in the same manner, and therefore, the Company's calculation may not be the same as the calculation of FFO for similar REITs. The Company defines FFO in accordance with the National Association of Real Estate Investment Trusts standards, which consists of net income computed in accordance with generally accepted accounting principles, excluding gains or losses on operating properties, plus depreciation and amortization of real estate assets after adjustments for unconsolidated partnerships and joint ventures. FFO is considered a key measurement of the performance of a real estate investment trust. The Company has reported FFO for the period using the most recent definition, which now excludes non-recurring items. Therefore, certain amounts for 1999 have been reclassified to conform to the 2000 presentation.

The computation of historical FFO is as follows:

                                        Historical three month          Historical six month
                                         Period ended June 30,          Period ended June 30,
                                         2000            1999*           2000           1999*
                                      -----------     ----------     -----------     ----------
Net income (loss) applicable to
   Common shares                      $ 2,071,829     $  698,755     $ 3,640,636     $1,176,855

Add:
   Minority interest expense              160,986        131,022         282,886        220,669
   Loss on sale of assets                 367,764         78,487         367,764         78,487
   Depreciation and amortization        2,062,615        827,055       4,121,351      1,664,305
                                      -----------     ----------     -----------     ----------

Funds from operations                 $ 4,663,194     $1,735,319     $ 8,412,637     $3,140,316
                                      ===========     ==========     ===========     ==========


   Per share                                $0.39          $0.32           $0.70          $0.57
                                      ===========     ==========     ===========     ==========

Weighted average shares -
  Basic                                11,173,531      4,631,700      11,173,531      4,631,700
  Operating partnership unit shares       868,304        868,304         868,304        868,304
                                      -----------    -----------     -----------     ----------
  Diluted                              12,041,847      5,500,004      12,041,847      5,500,004
                                      ===========    ===========     ===========     ==========

*Presentation based on historical operations of Humphrey Hospitality Trust, Inc. prior to its merger with Supertel Hospitality, Inc., on October 26, 1999. For GAAP reporting basis, see FORM 10Q. Item 1.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain information both included and incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, supply and demand for hotel rooms in the Company's current and proposed market areas and general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company's interest rate exposure subsequent to June 30, 2000.

Part II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held at the Sheraton Hotel, 300 South Charles Street, Baltimore, Maryland, at 11:00 a.m. on Thursday, May 25, 2000. Holders of record of 10,698,745 shares of the Company's common stock were present in person or by proxy at the meeting out of a total of 11,173,543 shares outstanding on April 14, 2000, the record date for meeting. Voting results were as follows:

1.   The vote for election of Directors of the Company was as follows:


                                                FOR                   WITHHELD
Paul J. Schulte                              10,626,758                71,987
James I. Humphrey, Jr.                       10,604,168                94,577
Steve Borgmann                               10,686,933                11,812
Jeffrey Zwerdling                            10,689,647                 9,098
George R. Whittemore                         10,688,547                10,198
Loren Steele                                 10,688,647                10,098
Joseph Caggiano                              10,686,897                11,848



Item 5. OTHER INFORMATION - HUMPHREY HOSPITALITY MANAGEMENT, INC. HISTORICAL FINANCIAL INFORMATION FOR THE QUARTER ENDED JUNE 30, 2000


     As a supplement to the financial information presented in this Quarterly Report on Form 10-Q, the Company has voluntarily included this historical information for the quarters ended June 30, 2000 and June 30, 1999 for Humphrey Hospitality Management, Inc. and Subsidiary ("HHMI").

                                     Index


HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY                                                  Page Number
----------------------------------------------------                                              -------------------

    Independent Accountants' Report                                                                        15
    Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December                     16
     31, 1999
    Condensed Consolidated Statements of Operations (unaudited)
       for the three months and six months ended June 30, 2000 and June 30, 1999                           17
    Condensed Consolidated Statements of Cash Flows (unaudited)
       for the six months ended June 30,2000 and June 30, 1999                                             18
    Notes to Condensed Consolidated Financial Statements (unaudited)                                       19


INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders
Humphrey Hospitality Management, Inc.

  We have reviewed the accompanying condensed consolidated balance sheet of Humphrey Hospitality Management, Inc. and Subsidiary as of June 30, 2000 and the related condensed consolidated statements of income for the three and six months ended June 30, 2000 and 1999 and condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Humphrey Hospitality Management, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the year then ended (not presented herein); and our report dated March 24, 2000, expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                   REZNICK FEDDER & SILVERMAN



Baltimore, Maryland
August 7, 2000

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (See Independent Accountants' Report)


                                                                                June 30,      December 31,
                                                                                  2000             1999
                                                                              -------------   ------------
                                                                               (Unaudited)      (Audited)
      ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                                   $ 3,265,512     $5,056,775
   Accounts receivable                                                           1,639,010      1,390,110
   Prepaid expenses                                                                349,101        314,767
   Due from affiliates                                                           1,521,999         55,172
   Other assets                                                                      5,993        133,827
                                                                               -----------     ----------
                                                                                 6,781,615      6,950,651
   Property and Equipment, net of accumulated depreciation
    of $15,720 and $7,844, respectively                                            248,496         31,378
                                                                               -----------     ----------

     Total assets                                                              $ 7,030,111     $6,982,029
                                                                               ===========     ==========


  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued expenses                                       $ 3,653,485     $3,616,782
   Other liabilities                                                                     -         38,454
   Due to affiliates                                                             5,361,839      4,177,016
                                                                               -----------     ----------

     Total current liabilities                                                   9,015,324      7,832,252
                                                                               -----------     ----------


COMMITMENTS                                                                             --             --

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock, $.01 par value, 1,000 shares authorized,
   134 and 100 shares, issued and outstanding                                            1              1
   Paid-in capital                                                                  50,369         50,369
   Retained earnings (deficit)                                                  (1,995,583)      (860,593)
                                                                               -----------     ----------
                                                                                (1,945,213)      (810,223)
   Less: Note receivable - shareholder                                              40,000         40,000
   Total shareholders' equity (deficit)                                         (1,985,213)      (850,223)
                                                                               -----------     ----------

   Total liabilities and shareholders' equity (deficit)                        $ 7,030,111     $6,982,029
                                                                               ===========     ==========

     See accompanying notes to condensed consolidated financial statements.

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (See Independent Accountants' Report)
                                  (Unaudited)


                                                Three Months                 Six Months
                                               Ended June 30,              Ended June 30,
                                          -------------------------  ---------------------------
                                              2000         1999           2000          1999
                                           -----------   ----------   ------------   -----------
Revenue
      Room revenue                         $20,271,580   $7,306,385   $ 36,646,991   $13,159,236
      Other hotel revenue                      508,485      199,381        960,086       370,349
      Other revenue                            229,161      157,938        471,700       341,612
                                           -----------   ----------   ------------   -----------

            Total revenue                   21,009,226    7,663,704     38,078,777    13,871,197
                                           -----------   ----------   ------------   -----------

Expenses
      Hotel operating expenses              10,798,085    3,704,313     20,367,053     6,876,339
      General and administrative             1,221,825      424,205      2,406,831       749,204
      Depreciation                               3,938           --          7,876            --
      Lease expense                          8,704,676    3,307,923     16,432,007     6,271,147
                                           -----------   ----------   ------------   -----------

            Total expenses                  20,648,524    7,436,441     39,213,767    13,896,690
                                           -----------   ----------   ------------   -----------

            Net income (loss)              $   280,702   $  227,263   $(1,134,990)   $  (25,493)
                                           ===========   ==========   ============   ===========



     See accompanying notes to condensed consolidated financial statements.

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (See Independent Accountants' Report)
                                  (Unaudited)

                                                                            Six months
                                                                          Ended June 30,
                                                                  ---------------------------
                                                                      2000             1999
                                                                  ------------     ----------
Cash flows from operating activities
 Net loss                                                          $(1,134,990)    $  (25,493)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation                                                         7,876             --
  Changes in assets and liabilities:
                  (Increase) in accounts receivable                   (248,900)      (102,810)
                  (Increase) decrease in prepaid expenses              (34,334)        75,248
                  Decrease in other assets                             127,834          4,859
                  Increase in accounts payable                          36,703        442,704
                     and accrued expenses
                  (Decrease) in other liabilities                      (38,454)            --
                  (Decrease) in due to affiliates                     (282,004)      (133,605)
                                                                  ------------     ----------

    Net cash provided by (used in) operating activities             (1,566,269)       260,903
                                                                  ------------     ----------

Cash flows from investing activities:
      Additions to equipment                                          (224,994)            --
                                                                  ------------     ----------

     Net cash used in investing activities                            (224,994)            --
                                                                  ------------     ----------

Cash flows from financing activities:

      Issuance of common stock                                              --         10,369
      Advance from shareholder (a)                                          --        400,000
      Repayment of advance from shareholder (a)                             --       (400,000)
      Advances to affiliates                                                --       (907,872
                                                                  ------------     ----------

      Net cash used in financing activities                                 --       (897,503)
                                                                  ------------     ----------

      Net decrease in cash and cash equivalents                     (1,791,263)      (636,600)

Cash and cash equivalents, beginning of period                       5,056,775      3,262,524
                                                                  ------------     ----------

Cash and cash equivalents, end of period                          $  3,265,512     $2,625,924
                                                                  ============     ==========

(a) Mr. Humphrey provided a $400,000 line of credit to the Lessee in January 1999, at an interest rate equal to the prime rate plus 25 basis points. The line of credit was repaid to Mr. Humphrey in April 1999.


     See accompanying notes to condensed consolidated financial statements.

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                                 June 30, 2000
                     (See Independent Accountants' Report)
                                  (Unaudited)

Note 1.     Organization and Summary of Significant Accounting Policies

     Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc., (the "Lessee") were incorporated under the laws of the State of Maryland on August 18, 1994 and October 26, 1999, respectively, to lease and operate hotel properties from Humphrey Hospitality Limited Partnership. As of December 31, 1998, James I. Humphrey, Jr. was the sole shareholder of the Lessee. On June 1, 1999, the Lessee sold shares of stock to certain of its officers, constituting a 25% interest in the Lessee, in exchange for $10,369 in cash and a $40,000 note receivable.

Basis of Presentation

     The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessee's financial position as of June 30, 2000, and the results of operations for the three and six months ended June 30, 2000 and June 30, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

Accounts Receivable

     The Lessee typically considers accounts receivable to be fully collectible although an allowance for doubtful accounts is sometimes required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Income Taxes

     The Lessee has elected to be treated as an S Corporation for federal and state income tax purposes. Accordingly, no provision or benefit for income taxes has been included in these financial statements.

Shareholders Equity (Deficit)

     During the six months ended June 30, 2000, shareholders' equity (deficit) changed according to the following table:

Shareholders' equity (deficit) beginning of period January 1, 2000    $        (850,223)
Net loss                                                                     (1,134,990)
                                                                      -----------------
Shareholders' equity (deficit) at the end of period June 30, 2000     $      (1,985,213)
                                                                      =================

Related Party Transactions

     The Lessee, whose stock is held by James I. Humphrey, Jr., Vice President and Chief Operating Officer of Humphrey Hospitality Trust, Inc., and certain officers of the Lessee, leases the hotel properties pursuant to the Percentage Lease agreements. Additionally, the Lessee provides accounting and securities reporting services pursuant to a services agreement with the Company. Effective October 26, 1999, the agreement was amended to provide for an annual fee of $300,000. For the periods ended June 30, 2000 and June 30, 1999, the Lessee received $150,000 and $50,000, respectively, for the services provided in accordance with the agreement, which is included in other revenue. In 1998, the Lessee began providing capital improvement supervisory services to Humphrey Hospitality Trust, Inc. pursuant to the terms of an agreement, which provides for a fee equal to 9% of the total cost of the capital improvements. For the three and six months ended June 30, 2000, the Lessee earned fees, which are included in other revenue, totaling $113,862 and $243,958, respectively. For the three and six months ended and June 30, 1999, the Lessee earned fees, also included in other revenue, totaling $71,509 and $165,952, respectively. The Lessee and the Company agreed to a financial services agreement, effective May 25, 2000, which generally pays the Lessee for services related to acquiring, disposing and financing of Company property. The fee, payable in Common Operating Partnership units in Humphrey Hospitality Limited Partnership, is equal to 1% of the gross sale price for acquisitions or dispositions, or .25% of the financing amount.

Lease Expense

     Lease expense is recognized when accrued under the lease agreements from the date of acquisition of each hotel property. Contingent lease expense is accrued based on the probability of the future revenue target being achieved.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

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

10.23 Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership, Humphrey Hospitality REIT Trust and Steve H. Borgmann (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).


10.24 Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership and Humphrey Hospitality REIT Trust and Paul J. Schulte (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).


10.25 Loan Agreement between Mercantile Bank National Association and Supertel Hospitality, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).


10.26 Loan Agreement between Supertel Hospitality, Inc. and U.S. Bank National Association (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.27 Loan Agreement between E&P Financing Limited Partnership and U.S. Bank National Association (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.28 Loan Agreement between Supertel Hospitality, Inc. and U.S. Bank National Association (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.29 Loan Agreement between Marquette Capital Bank, N.A. and Bremer Bank, National Association and Supertel Hospitality, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.30 Loan Agreement between First National Bank of Omaha, N.A. and Supertel Hospitality, Inc. [To be filed by amendment]

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

DATED this 10th day of  August, 2000.