Form 10-Q
period 2000-09-30
HUMPHREY HOSPITALITY TRUST INC
filed 2000-11-14
CIK 929545

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2000.

                                      or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                        Commission File Number: 0-25060


                       HUMPHREY HOSPITALITY TRUST, INC.
            (Exact name of registrant as specified in its charter)


               Virginia                              52-1889548
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

                    7170 Riverwood Drive, Columbia MD 21046
                   (Address of principal executive offices)
                       Telephone number: (443) 259-4900

                12301 Old Columbia Pike, Silver Spring MD 20904
                (Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days:

               Yes [X]                                   No [_]

As of November 13, 2000, there were 11,173,543 shares of common stock, par value $.01 per share, outstanding.

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

                                     INDEX

                                                                                                                    Page
                                                                                                                   Number
                                                                                                                   ------
Part I.    FINANCIAL INFORMATION

Item 1.      HUMPHREY HOSPITALITY TRUST, INC. - FINANCIAL STATEMENTS
             -------------------------------------------------------

             Independent Accountants' Report                                                                         3

             Condensed Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and
              December 31, 1999                                                                                      4

             Condensed Consolidated Statements of Income
              for the three and nine months ended September 30, 2000 and September 30, 1999 (Unaudited)              5

             Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 2000 and September 30, 1999 (Unaudited)                        6

             Notes to Condensed Consolidated Financial Statements (Unaudited)                                        7


Item 2.      Management's Discussion and Analysis of Financial Condition and Results of  Operations                 10

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                             15


Part II.   OTHER INFORMATION

Item 5.      Other Information - Humphrey Hospitality Management, Inc. Financial Information                        15

Item 6.      Exhibits and Reports on Form 8-K                                                                       22

SIGNATURES                                                                                                          24

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT


To the Shareholders and Board of Directors
Humphrey Hospitality Trust, Inc.

     We have reviewed the accompanying condensed consolidated balance sheet of Humphrey Hospitality Trust, Inc. and Subsidiaries as of September 30, 2000 and the related condensed consolidated statements of income for the three and nine months ended September 30, 2000 and 1999 and condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Baltimore, Maryland
November 9, 2000

               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (See Independent Accountants' Report)

                                                                               As of
                                                                  September 30,       December 31,
                                                                     2000                 1999
                                                                 --------------      -------------
                                                                  (Unaudited)           (Audited)
ASSETS
------
 Investment in hotel properties                                 $ 197,556,096        $ 196,189,326
 Less accumulated depreciation                                     36,118,135           30,189,776
                                                                -------------        -------------
                                                                  161,437,961          165,999,550

 Cash and cash equivalents                                            658,479              883,886
 Accounts receivable - Lessee                                       3,619,374            4,177,016
 Accounts and note receivable                                         239,161              296,627
 Prepaid expenses                                                     179,040              255,899
 Deferred financing cost, net of accumulated amortization           1,446,380            2,094,557
 Other assets                                                          30,412               42,616
                                                                -------------        -------------
            Total assets                                        $ 167,610,807        $ 173,750,151
                                                                =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  LIABILITIES
   Accounts payable and accrued expenses                        $   2,273,384        $   2,822,093
   Income taxes payable                                                    --              850,000
   Dividends payable                                                  927,222              903,139
   Long-term debt                                                 116,599,220          118,972,925
   Other liabilities                                                  556,401              487,166
                                                                -------------        -------------
            Total liabilities                                     120,356,227          124,035,323
                                                                -------------        -------------

  MINORITY INTEREST                                                 3,467,310            3,584,439
                                                                -------------        -------------


  SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, 10,000,000 shares authorized
    no shares issued and outstanding                                       --                   --
   Common stock, $.01 par value, 25,000,000 shares authorized;
    11,173,543 shares issued and outstanding                          111,735              111,735
   Additional paid-in capital                                      48,438,594           48,438,594
   Distributions in excess of retained earnings                    (4,763,059)          (2,419,940)
                                                                -------------        -------------
      Total shareholders' equity                                   43,787,270           46,130,389
                                                                -------------        -------------
             Total liabilities and shareholders' equity         $ 167,610,807        $ 173,750,151
                                                                =============        =============

    See accompanying notes to condensed consolidated financial statements.

               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (See Independent Accountants' Report)
                                  (Unaudited)

                                           Three months ended September 30,      Nine months ended September 30,
                                              2000               1999               2000                1999
                                         --------------     --------------     --------------      --------------

Revenue
  Room revenue                           $           --     $   14,446,101     $           --      $   38,720,898
  Other hotel revenue                                --            447,732                 --           1,312,896
                                         --------------     --------------     --------------      --------------
     Total hotel revenue                             --         14,893,833                 --          40,033,794

Percentage lease revenue                      8,692,184                 --         24,699,214                  --
Other revenue                                    71,770                 --            180,266                  --
                                         --------------     --------------     --------------      --------------
     Total revenue                            8,763,954         14,893,833         24,879,480          40,033,794
                                         --------------     --------------     --------------      --------------

Expenses
  Hotel operating expenses                           --          8,524,273                 --          23,912,384
  Interest expense                            3,180,013            851,685          8,447,469           2,610,691
  Property operating expense                    932,200                 --          2,779,894                  --
  Depreciation                                2,091,101          1,167,910          6,212,452           3,475,013
  General and administrative                    808,911            791,450          1,396,651           2,711,566
  Other expenses                                     --                 --                 --               9,894
                                         --------------     --------------     --------------      --------------
     Total expenses                           7,012,225         11,335,318         18,836,466          32,719,548
                                         --------------     --------------     --------------      --------------

  Income from operations                      1,751,729          3,558,515          6,043,014           7,314,246

Loss on sale of asset                                --          1,323,710            367,764           1,377,733

Minority interest                               126,300                 --            409,186                  --
                                         --------------     --------------     --------------      --------------

Income before income taxes                    1,625,429          2,234,805          5,266,064           5,936,513

Income taxes                                         --          1,413,922                 --           2,894,605
                                         --------------     --------------     --------------      --------------

Net income                               $    1,625,429     $      820,883     $    5,266,064      $    3,041,908
                                         ==============     ==============     ==============      ==============

Basic and diluted earnings per
  common share                           $         0.15     $         0.17     $         0.47      $         0.63
                                         ==============     ==============     ==============      ==============

    See accompanying notes to condensed consolidated financial statements.

               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (See Independent Accountants' Report)
                                  (Unaudited)

                                                                                Nine months
                                                                             Ended September 30,
                                                                    -----------------------------------
                                                                         2000                  1999
                                                                    -------------         -------------
Cash flows from operating activities:
 Net income                                                         $   5,266,064         $   3,041,908
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                          6,212,452             3,475,013
  Amortization of loan costs                                              885,668                    --
  Loss on sale of property and equipment                                  367,764             1,377,733
  Minority interest                                                       409,186                    --
  Deferred income taxes                                                        --               271,889

(Increase) decrease in assets:
   Accounts receivable and note receivable                                615,108              (177,573)
   Prepaid expenses and other current assets                               76,859            (1,076,791)
   Other assets                                                            12,204                    --
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                                  (548,709)             973,229
   Income taxes payable                                                   (850,000)             642,100
   Other liabilities                                                        69,235             (430,638)
                                                                    --------------        -------------

    Cash provided by operating activities                               12,515,831            8,096,870
                                                                    --------------        -------------

Cash flows from investing activities:
 Additions to properties and equipment                                 (3,992,243)           (3,913,592)
 Proceeds from sale of property and equipment                           1,973,616                24,840
                                                                    -------------         -------------

    Cash used in investing activities                                  (2,018,627)           (3,888,752)
                                                                    -------------         -------------

Cash flows from financing activities:
 Repayments of long-term debt                                          (5,700,056)          (15,062,576)
 Proceeds from long-term debt                                           3,326,351                    --
 Additions to deferred financing costs                                   (172,491)                   --
 Dividends and distributions paid                                      (8,176,415)                   --
 Proceeds from issuance of common stock                                        --             1,943,872
                                                                    -------------         -------------

    Cash used in financing activities                                 (10,722,611)          (13,118,704)
                                                                    -------------         -------------

Decrease in cash and cash equivalents                                    (225,407)           (8,910,586)

Cash and cash equivalents, beginning of period                            883,886            11,520,593
                                                                    -------------         -------------

Cash and cash equivalents, end of period                            $     658,479         $   2,610,007
                                                                    =============         =============

Non-cash investing and financing activities:

     The Company issued common operating partnership units to the Lessee in conjunction with the Marquette refinancing, which is included in deferred financing cost.

    See accompanying notes to condensed consolidated financial statements.

               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (See Independent Accountants' Report)
                                  (UNAUDITED)

Consolidated Financial Statements

     The Company has prepared the condensed consolidated balance sheet as of September 30, 2000 and the condensed statements of income for the three and nine months ended September 30, 2000 and 1999 and condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 2000 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 1999 has been derived from the audited consolidated financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.
These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

Pro Forma Financial Information (Unaudited)

     The following unaudited pro forma summary financial information presents information as if the Merger had occurred and all 88 hotels had been owned at the beginning of the periods presented and leased to Humphrey Hospitality Management, Inc. and its subsidiary (the "Lessee") pursuant to the existing percentage lease agreements (the "Percentage Leases"). The pro forma summary financial information does not purport to present what actual results of operations would have been if the Merger had occurred and the leases executed on such date or to project results for any future period.

                       Humphrey Hospitality Trust, Inc.
                       SELECTED PRO FORMA FINANCIAL DATA

                                                     Three months ended        Nine months ended
                                                     September 30, 1999        September 30, 1999
                                                  ------------------------  ------------------------
Total revenue                                                   $8,919,000               $25,318,000
Expenses                                                         5,815,000                18,042,000
Minority interest                                                  224,000                   521,000
                                                                ----------               -----------

Net income                                                      $2,880,000               $ 6,755,000
                                                                ==========               ===========
Earnings per common share - Basic                               $     0.26               $      0.60
                                                                ==========               ===========
Earnings per common share - Diluted                             $     0.26               $      0.60
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

               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (See Independent Accountants' Report)
                                  (UNAUDITED)

Shareholders' Equity

     During the nine months ended September 30, 2000, shareholders' equity changed according to the following table:

Shareholders' equity at December 31, 1999              $     46,130,389
Net income                                                    5,266,064
Dividends declared                                           (7,609,183)
                                                       ----------------
Shareholders' equity at September 30, 2000             $     43,787,270
                                                       ================

     On July 12, 2000, the Company increased its monthly cash dividend by 3% to $0.077 per share from $0.075 per share. This represents an annualized rate of $.924 per share. The increase took effect for shareholders of record as of July 31, 2000, August 31, 2000 and September 29, 2000, and was paid on August 31, 2000, September 29, 2000 and October 31, 2000, respectively.

Related Party Transactions

     The Lessee, whose stock is held by James I. Humphrey, Jr., President and Chief Operating Officer of the Company, and certain officers of the Lessee, leases the hotel properties pursuant to the Percentage Leases.

     On September 26, 2000, the Board of Directors approved an amendment to the Percentage Leases which calls for transferring the payment and expense of property taxes and property insurance premiums from the Company to the Lessee. The lease revenue calculation on the current Hotels will be amended to reduce the Company's lease revenues by approximately $4,000,000 annually. This reduction will allow the Lessee to pay the annual property taxes and property related insurance expenses on the current hotels of approximately $4,000,000. In addition, the percentage leases will be amended to simplify and match up the terms for the existing hotels. This involves modifying the quarterly, semi-annual and annual lease payment calculations into simple monthly percentage lease amounts while maintaining the existing monthly base rent amounts. The new monthly percentage lease calculation will be based on 17.9% of room revenues consistently for each hotel in the portfolio. The new lease structure is expected to simplify the percentage lease calculation and improve monthly cash flow for the Company. The amended lease terms are expected to go into effect on January 1, 2001.

     On September 26, 2000, the Board of Directors approved a Financial and Administrative Services Agreement (the "New Agreement") which combined the terms of the existing Services Agreement, Acquisition and Finance Fee Agreement, and Capital Fee Agreement. The New Agreement, which was effective retroactively, January 1, 2000, will include additional real estate portfolio management and administrative services, provided by the Lessee. These additional services are anticipated to speed up the identification of acquisition opportunities.

     The Lessee provides the Company with accounting and securities reporting services pursuant to a services agreement, now combined into the New Agreement. Under the New Agreement, the Lessee will provide additional real estate portfolio management and administrative services for a total annual fee of $1,050,000, up $750,000 from the previous annual fee of $300,000. For the nine months ended September 30, 2000, the Company incurred related fees for the services provided in accordance with the New Agreement of approximately $788,000, of which approximately $638,000 was recorded in the current quarter.

     The Lessee also provides capital improvement supervisory services to the Company pursuant to the terms of the capital fee agreement, now combined into the New Agreement. Fees for such services equal 9% of the total cost of the capital improvements, including furniture, fixture, and equipment purchases. For the three and nine months ended September 30, 2000, the Lessee earned fees totaling approximately $135,000 and $379,000, respectively. Capital improvement and service fees were not included in the three and nine months ended September 30, 1999, presented herein, as these periods present Supertel's historical financial information prior to the October 26, 1999 merger (see "Explanatory Note").

     Effective May 25, 2000, the Lessee and the Company agreed to a financial services agreement, now combined into the New Agreement, which generally pays the Lessee for services related to acquiring, disposing and financing Company property. The fee, payable in common operating partnership units in Humphrey Hospitality Limited Partnership, is equal to 1% of the gross sales price for acquisitions or dispositions, or .25% of the financing amount. The payment of any such fees is due within sixty days of the respective closing date. Accordingly, the Company incurred $65,000 in additional financing fees, payable to the Lessee, as a result of the Marquette refinancing (see "Refinancing of Debt" below). The additional fees are included in deferred financing costs with a corresponding amount recorded in minority interest. On October 1, 2000, the Company issued 7,938 shares of common operating partnership units to the Lessee pursuant to the New Agreement.

Loss on Sale of Asset

     On April 26, 2000, the Company completed the sale of its Comfort Inn in Murphy, NC. Proceeds from the sale were approximately $1,974,000 and were used to reduce debt. The Company recorded a loss on the sale of approximately $368,000.

Refinancing of Debt

     On August 9, 2000, the Company closed on financing which modified its $26 million loan with Marquette Capital Bank, N.A. and Bremer Bank, N.A. extending the term of the loan through July, 2003 and fixing the interest rate at 8.81% through July, 2003. As a result, the Company wrote off approximately $472,000 of deferred financing costs associated with the original facility. The remaining deferred financing costs of approximately $227,000 will be amortized, on a straight line basis, through July, 2003.

Subsequent Events

     On October 5, 2000, the Company's Allentown Holiday Inn Express franchise agreement was terminated primarily as a result of delayed construction of a project called for by the franchise agreement, as well as other operating matters. The construction delays were primarily due to issues surrounding local building permit regulations. The Company decided not to further invest in the construction in order to maintain this franchise. As of November 1, 2000, the Company entered into a new franchise agreement for this property with Super 8.

     On October 30, 2000, the Company completed its acquisition of four Super 8 Hotels in Iowa and one Super 8 Hotel in Illinois for approximately $7,100,000. The Company caused the Partnership to issue approximately 376,000 of a new series of Class A preferred operating partnership units, paid approximately $171,000 in cash, and assumed approximately $3,200,000 in debt. Under the terms of the agreement, the sellers may either redeem the Class A preferred partnership units, on a one-for-one basis, for common units, or redeem the Class A preferred partnership units for cash at a redemption right of ten dollars per Class A preferred partnership unit. Each preferred unit, valued at $10 per share, is entitled to an annual distribution of $1.10 per share. The holders of the units are prohibited from redeeming the units for cash or common units until October 2002.

     As a result of the acquisition, the Lessee, under the terms of the New Agreement, will earn a total fee of approximately $144,000, a portion of which is attributable to the 1% fee on the gross sales price of the acquisition and the remainder is attributable to the .25% fee on the related financing. The fee is payable in 18,461 shares of common operating partnership units.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

     On October 26, 1999, the Company and Supertel consummated a merger pursuant to which Supertel was merged with and into the Company. As a result of the merger and in accordance with the provision of Accounting Principles Board Opinion No. 16, "Business Combinations," Supertel was considered the acquiring enterprise for financial reporting purposes. Accordingly, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains comparisons of the Company's historical information for the three and nine months ended September 30, 2000 with Supertel's historical information for the three and nine months ended September 30, 1999.

General

     Humphrey Hospitality Trust, Inc. was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994 and is a real estate investment trust ("REIT") for federal income tax purposes. Humphrey Hospitality Trust, Inc., through its wholly-owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the "Company"), owns a controlling interest in Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership (the "Partnerships"). As of September 30, 2000, the Company owned a 92.79% interest in Humphrey Hospitality Limited Partnership. Humphrey Hospitality Limited Partnership owns a 99% general partnership interest, and the Company owns a 1% limited partnership interest, in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership"). As of October 31, 2000, due to the acquisition described under Subsequent Events above, the Company owned an 89.85% interest in Humphrey Hospitality Limited Partnership.

As of October 31, 2000, the Company, through the Partnerships and the Subsidiary Partnership, own 92 limited service hotels (the "Hotels"), of which 63 were acquired in 1999 and 5 in 2000, and one office building. The Hotels comprise 6,385 rooms through out 19 states.

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

Results of Operations

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999

     Total revenue for the three months ended September 30, 2000 was $8,764,000, a decrease of $6,130,000 over the total revenue of $14,894,000 for the three months ended September 30, 1999. Total revenue decreased for the period because the Company's principal source of revenue changed on the merger date, October 26, 1999, from room revenues and other hotel revenues to revenue from operating leases with the Lessee.

     There were no corresponding Hotel operating expenses for the three months ended September 30, 2000 compared to $8,524,000 for the three months ended September 30, 1999 because the Company's principal source of revenue changed on the merger date, October 26, 1999, from room revenues and other hotel revenues to revenue from operating leases with the Lessee, who is responsible for Hotel operating expenses.

     Interest expense increased by $2,328,000 for the three months ended September 30, 2000 to $3,180,000 from $852,000 for the three months ended September 30, 1999. The increase was primarily due to an increase in debt related to the merger coupled with a non-recurring charge of $472,000 for the write-off of deferred financing costs associated with the Company's refinancing of its Marquette debt.

     Property operating expenses for the three months ended September 30, 2000 were $932,000 with no corresponding amount for the three months ended September 30, 1999. As a result of the merger, no hotel operating expenses, which are the responsibility of the Lessee, were reported after October 26, 1999. Property operating expenses, which continue to be reported by the Company after October 26, 1999, primarily include expenses for real estate taxes and property related insurance. Effective January 1, 2001, under the terms of the amended Percentage Lease agreement, these expenses will become the responsibility of the Lessee and will no longer be reported by the Company.

     Depreciation expenses for the three months ended September 30, 2000 were $2,091,000, compared to $1,168,000 for the three months ended September 30 1999, an increase of $923,000. The increase in depreciation expense was also primarily related to the merger.

     General and administrative expenses for the three months ended September 30, 2000 were $809,000, compared to $791,000 for the three months ended September 30, 1999, an increase of $18,000. The increase was primarily due to a charge of $563,000 related to higher service fees under the New Agreement, which was offset, in part, by an overall decrease in recurring general and administrative charges attributable to the merger, which has resulted in the Lessee operating and managing the hotel properties.

     Net income for the three months ended September 30, 2000 was $1,625,000, or $.15 per share, versus net income of $821,000, or $.17 per share, on a diluted basis, for the three months ended September 30, 1999. The net increase was primarily related to the merger and the change in the Company's principal source of revenue from room revenues and other hotel revenues to payments by the Lessee under the Percentage Leases.

     For the period, the average daily room rate was $48.55 in 2000, compared to $47.66 for 1999, an increase of 1.9% on a pro forma basis, assuming the companies had been combined for the full-years. Pro forma revenue per available room ("RevPar") for the three months ended September 30, 2000 decreased slightly to $34.54 compared to $34.95 for the three months ended September 30, 1999. Pro forma occupancy as a percentage of rooms available for the three months ended September 30, 2000 was 71.2% versus 73.3% for the three months ended September 30, 1999.

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999

     Total revenue for the nine months ended September 30, 2000 was $24,879,000, a decrease of $15,155,000 over the total revenue of $40,034,000 for the nine months ended September 30, 1999. Total revenue decreased for the period because the Company's principal source of revenue changed on the merger date, October 26, 1999, from room revenues and other hotel revenues to revenue from operating leases with the Lessee.

     There were no corresponding Hotel operating expenses for the nine months ended September 30, 2000 compared to $23,912,000 for the nine months ended September 30, 1999 because the Company's principal source of revenue changed on the merger date, October 26, 1999, from room revenues and other hotel revenues to revenue from operating leases with the Lessee, who is responsible for Hotel operating expenses.

     Interest expense increased by $5,836,000 for the nine months ended September 30, 2000 to $8,447,000 from $2,611,000 for the nine months ended September 30, 1999. The increase was primarily due to an increase in debt related to the merger coupled with a non-recurring charge of $472,000 for the write-off of deferred financing costs associated with the Company's refinancing of its Marquette debt.

     Property operating expenses for the nine months ended September 30, 2000 were $2,780,000 with no corresponding amount for the nine months ended September 30, 1999. As a result of the merger, no hotel operating expenses, which are the responsibility of the Lessee, were reported after October 26, 1999. Property operating expenses, which continue to be reported by the Company after October 26, 1999, primarily include expenses for real estate taxes and property related insurance. Effective January 1, 2001, under the terms of the amended Percentage Lease agreement, these expenses will become the responsibility of the Lessee and will no longer be reported by the Company.

     Depreciation expenses for the nine months ended September 30, 2000 were $6,212,000, compared to $3,475,000 for the nine months ended September 30 1999, an increase of $2,737,000. The increase in depreciation expense was also primarily related to the merger.

     General and administrative expenses for the nine months ended September 30, 2000 were $1,397,000, compared to $2,712,000 for the nine months ended September 30, 1999, a decrease of $1,315,000. The overall decrease was attributable to the merger which has resulted in the Lessee operating and managing the hotel properties, offset with a charge of $563,000 related to the higher service fees under the New Agreement.

     Net income for the nine months ended September 30, 2000 was $5,266,000, or $.47 per share, versus net income of $3,042,000, or $.63 per share, on a diluted basis, for the nine months ended September 30, 1999. The net increase was primarily related to the merger and the change in the Company's principal source of revenue from room revenues and other hotel revenues to payments by the Lessee under the Percentage Leases.

     For the period, the average daily room rate was $51.56 in 2000, compared to $50.63 for 1999, an increase of 1.9% on a pro forma basis, assuming the companies had been combined for the full-years. Pro forma revenue per available room ("RevPar") for the nine months ended September 30, 2000 decreased slightly to $34.11 from $34.64 for the nine months ended September 30, 1999. Pro forma occupancy as a percentage of rooms available for the nine months ended September 30, 2000 was 66.1% versus 68.4% for the nine months ended September 30, 1999.

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

     The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations and existing cash balances. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and the payment of dividends in accordance with REIT requirements.

     The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional securities of the Company, or, in connection with acquisitions of hotel properties, the issuance of limited partnership units in Humphrey Hospitality Limited Partnership.

Debt

     At September 30, 2000, the Company's outstanding debt was approximately $116,600,000 and is secured by most of the Hotels. The following table summarizes the outstanding loan information:

                                                           Approximate Loan
                                                              Balance at        Interest        Maturity
                              Lender                           9/30/00            Rate            Year
               -------------------------------------------------------------------------------------------
                  US Bank Line of Credit                    $   5,000,000         8.40%           2001
                  US Bank E&P Term loan                     $  12,600,000         8.31%           2004
                  US Bank Term loan                         $   9,700,000         8.53%           2004
                  First National Bank of Omaha              $  14,700,000         8.40%           2009
                  Firstar Bank                              $   6,500,000         8.30%           2004
                  Marquette Capital Bank, N.A.              $  25,900,000         8.81%           2003
                  Bertha Wetzler Note                       $     800,000         9.25%           2009
                  Mercantile Safe-Deposit &
                    Trust Line of Credit                    $ 20,300,000          9.75%           2002
                  BankBoston Line of Credit                 $ 11,200,000          7.79%           2001
                  Susquehanna Bank                          $  4,900,000          7.75%           2009
                  Regions Bank, NA                          $  2,900,000          8.00%           2018
                  Crestar Bank Bonds                        $  2,100,000          8.00%           2005

     In connection with the transaction described under "Subsequent Events" above, the Company assumed approximately $3,200,000 in loans, all of which are secured by the acquired properties. The following table summarizes the assumed debt information:


                                                          Approximate Loan        Interest        Maturity
                                   Lender                     Balance               Rate            Year
               ---------------------------------------------------------------------------------------------
                  Peoples National Bank of Kewanee            $ 700,000             8.50%           2014
                  Security State Bank                         $ 200,000             8.50%           2003
                  First Citizens National Bank                $ 600,000             8.45%           2012
                  First Citizens National Bank                $ 200,000             8.45%           2008
                  First Citizens National Bank                $ 200,000             8.45%           2005
                  Union Planters Bank                         $ 500,000             7.75%           2014
                  SBA (c/o Iowa Business Growth Company)      $ 400,000             7.10%           2017
                  SBA (c/o Iowa Business Growth Company)      $ 200,000             8.10%           2011
                  SBA (c/o Iowa Business Growth Company)      $ 200,000             6.95%           2013

Funds from Operations

     The Company's Funds From Operations ("FFO") for the three and nine months ended September 30, 2000 were $3,843,000 and $12,255,000, respectively, an increase of $1,946,000 and $7,218,000, from $1,897,000 and $5,037,000 for the three and nine months ended September 30, 1999, respectively. The increase is attributable to the addition of 63 hotels purchased through the merger with Supertel. Management considers FFO to be a market accepted measure of an equity REIT's operating performance. All REITs do not calculate FFO in the same manner, and therefore, the Company's calculation may not be the same as the calculation of FFO for similar REITs. The Company defines FFO in accordance with the National Association of Real Estate Investment Trusts standards, which consists of net income computed in accordance with generally accepted accounting principles, excluding gains or losses on operating properties, plus depreciation and amortization of real estate assets after adjustments for unconsolidated partnerships and joint ventures. FFO is considered a key measurement of the performance of a real estate investment trust. The Company has reported FFO for the period using the most recent definition, which now includes non-recurring items. Therefore, certain amounts for 1999 have been reclassified to conform to the 2000 presentation.

     The Company's calculation below of FFO for the three and nine months ended September 30, 2000, included a non-recurring item of $472,000 related to the refinancing of the Marquette debt and $563,000 related to the increased fee under the New Agreement. Excluding these items, FFO for the three and nine months ended September 30, 2000 would be $.40 per share and $1.10 per share, respectively.

The computation of historical FFO is as follows:

                                              Historical three months                     Historical nine months
                                                ended September 30,                         ended September 30,
                                            2000                   1999 *               2000                    1999 *
                                       --------------          -------------        ------------            ------------
Net income (loss) applicable to
   Common shares                          $ 1,625,429             $  850,679         $ 5,266,064              $2,027,534

Add:
   Minority interest expense                  126,300                159,477             409,186                 380,146
   Loss on sale of assets                          --                  3,643             367,764                  82,130
   Depreciation                             2,091,101                882,701           6,212,452               2,547,006
                                       --------------         --------------        ------------             -----------
Funds from operations                     $ 3,842,830             $1,896,500         $12,255,466              $5,036,816
                                       ==============         ==============        ============             ===========

   Per share                              $      0.32             $     0.34         $      1.02              $     0.92
                                       ==============         ==============        ============             ===========
Weighted average shares
      Basic                                11,173,543              4,631,700          11,173,543               4,631,700
   Operating partnership unit
    shares                                    868,304                868,304             868,304                 868,304
                                       --------------         --------------        ------------             -----------
   Diluted                                 12,041,847              5,500,004          12,041,847               5,500,004
                                       ==============         ==============        ============             ===========

* Presentation based on historical operations of Humphrey Hospitality Trust, Inc. prior to its merger with Supertel Hospitality, Inc., on October 26, 1999. For GAAP reporting basis, see Part I, Item 1 - Financial Statements contained in this Quarterly Report on Form 10-Q.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company's interest rate exposure subsequent to December 31, 1999.

Part II. OTHER INFORMATION

Item 5. OTHER INFORMATION - HUMPHREY HOSPITALITY MANAGEMENT, INC. HISTORICAL FINANCIAL INFORMATION FOR THE QUARTER ENDED SEPTEMBER 30, 2000

     As a supplement to the financial information presented in this Quarterly Report on Form 10-Q, the Company has voluntarily included this historical information for the quarters ended September 30, 2000 and September 30, 1999 for Humphrey Hospitality Management, Inc. and Subsidiary ("HHMI").


                                     Index

                                                                                                  Page Number
                                                                                                  -----------
HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
----------------------------------------------------

     Independent Accountants' Report                                                                  16
     Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited)
       and December 31, 1999                                                                          17
     Condensed Consolidated Statements of Income (unaudited)
       for the three months and nine months ended September 30, 2000 and September 30, 1999           18
     Condensed Consolidated Statements of Cash Flows (unaudited)
       for the nine months ended September 30, 2000 and September 30, 1999                            19
     Notes to Condensed Consolidated Financial Statements (unaudited)                                 20

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders
Humphrey Hospitality Management, Inc.

     We have reviewed the accompanying condensed consolidated balance sheet of Humphrey Hospitality Management, Inc. and Subsidiary as of September 30, 2000 and the related condensed consolidated statements of income for the three and nine months ended September 30, 2000 and 1999 and condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Baltimore, Maryland
November 9, 2000

             HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (See Independent Accountants' Report)

                                                                            September 30,             December 31,
                                                                                2000                     1999
                                                                        ------------------        -----------------
                                                                            (Unaudited)               (Audited)
                          ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                                   $ 4,208,747              $ 5,056,775
   Accounts receivable                                                           1,818,657                1,390,110
   Prepaid expenses                                                                409,897                  314,767
   Due from affiliates                                                             352,733                   55,172
   Investment in affiliated partnership                                             65,000                       --
   Other assets                                                                      6,476                  133,827
                                                                        ------------------        -----------------
                                                                                 6,861,510                6,950,651
   Property and Equipment, net of accumulated depreciation
    of $21,909 and $7,844, respectively                                            402,145                   31,378
                                                                        ------------------        -----------------

     Total assets                                                              $ 7,263,655              $ 6,982,029
                                                                        ==================        =================


         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable and accrued expenses                                       $ 3,693,557              $ 3,616,782
   Other liabilities                                                                    --                   38,454
   Note payable                                                                    250,192                       --
   Due to affiliates                                                             4,691,760                4,177,016
                                                                        ------------------        -----------------

     Total current liabilities                                                   8,635,509                7,832,252
                                                                        ------------------        -----------------


COMMITMENTS                                                                             --                       --

SHAREHOLDERS' DEFICIT
   Common stock, $.01 par value, 1,000 shares authorized,
   134 and 100 shares, issued and outstanding                                            1                        1
   Paid-in capital                                                                  50,369                   50,369
   Accumulated deficit                                                          (1,382,224)                (860,593)
                                                                        ------------------        -----------------
                                                                                (1,331,854)                (810,223)
   Less: Note receivable - shareholder                                              40,000                   40,000
                                                                        ------------------        -----------------
   Total shareholders' deficit                                                  (1,371,854)                (850,223)
                                                                        ------------------        -----------------

   Total liabilities and shareholders' deficit                                 $ 7,263,655              $ 6,982,029
                                                                        ==================        =================


    See accompanying notes to condensed consolidated financial statements.

             HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (See Independent Accountants' Report)
                                  (Unaudited)


                                               Three months ended September 30,               Nine months ended September 30,
                                                2000                    1999                   2000                    1999
                                         ------------------     -------------------     ------------------      ------------------
Revenue
      Room revenue                              $21,343,925              $7,431,594            $57,990,916             $20,590,830
      Other hotel revenue                           491,490                 184,832              1,451,576                 555,180
      Other revenue                                 867,492                 144,865              1,339,192                 486,477
                                         ------------------     -------------------     ------------------      ------------------

            Total revenue                        22,702,907               7,761,291             60,781,684              21,632,487

Expenses
      Hotel operating expenses                   11,811,160               3,764,824             32,178,212              10,641,163
      General and administrative                  1,286,081                 447,479              3,692,172               1,196,683
      Depreciation                                    5,448                      --                 14,065                      --
      Lease expense                               8,986,859               3,291,678             25,418,866               9,562,825
                                         ------------------     -------------------     ------------------      ------------------

            Total expenses                       22,089,548               7,503,981             61,303,315              21,400,671
                                         ------------------     -------------------     ------------------      ------------------

            Net income (loss)                   $   613,359              $  257,310            $  (521,631)            $   231,816
                                         ==================     ===================     ==================      ==================

    See accompanying notes to condensed consolidated financial statements.

             HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (See Independent Accountants' Report)
                                  (Unaudited)

                                                                                         Nine months
                                                                                     Ended September 30,
                                                                  -------------------------------------------------------
                                                                          2000                          1999
                                                                  ----------------------       --------------------------
Cash flows from operating activities:
 Net (loss) income                                                            $ (521,631)                      $  231,816
 Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
    Depreciation                                                                  14,065                               --
     Finance fee income                                                          (65,000)                              --
  Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                           (428,547)                         116,591
           (Increase) in prepaid expenses                                        (95,130)                         (37,719)
           Decrease in other assets                                              127,351                            7,043
           Increase in accounts payable
                 and accrued expenses                                             76,775                          213,462
           Decrease in other liabilities                                         (38,454)                              --
           Increase (decrease) in due to affiliates                              217,183                         (797,682)
                                                                  ----------------------       --------------------------

    Net cash used in operating activities                                       (713,388)                        (266,489)
                                                                  ----------------------       --------------------------

Cash flows from investing activities:
      Additions to equipment                                                    (384,832)                              --
                                                                  ----------------------       --------------------------

     Net cash used in investing activities                                      (384,832)                              --
                                                                  ----------------------       --------------------------

Cash flows from financing activities:
      Issuance of common stock                                                        --                           10,369
      Advance from shareholder (a)                                                    --                          400,000  (a)
      Repayment of advance from shareholder (a)                                       --                         (400,000) (a)
      Proceeds from note payable                                                 250,192                               --
                                                                  ----------------------       --------------------------

      Net cash provided by financing activities                                  250,192                           10,369
                                                                  ----------------------       --------------------------

      Net decrease in cash and cash equivalents                                 (848,028)                        (256,120)

Cash and cash equivalents, beginning of period                                 5,056,775                        3,262,524
                                                                  ----------------------       --------------------------

Cash and cash equivalents, end of period                                      $4,208,747                       $3,006,404
                                                                  ======================       ==========================

(a) Mr. Humphrey provided a $400,000 line of credit to the Lessee in January 1999, at an interest rate equal to the prime rate plus 25 basis points. The line of credit was repaid to Mr. Humphrey in April 1999.

    See accompanying notes to condensed consolidated financial statements.

             HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000
                     (See Independent Accountants' Report)
                                  (Unaudited)

Note 1.   Organization and Summary of Significant Accounting Policies

     Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc., (the "Lessee") were incorporated under the laws of the State of Maryland on August 18, 1994 and October 26, 1999, respectively, to lease and operate hotel properties from Humphrey Hospitality Limited Partnership. As of December 31, 1998, James I. Humphrey, Jr. was the sole shareholder of the Lessee. On June 1, 1999, the Lessee sold shares of stock to certain of its officers, constituting a 25% interest in the Lessee, in exchange for $10,369 in cash and a $40,000 note receivable. The Lessee accounts for all investments in which it holds less than a 20% interest under the cost method.

Basis of Presentation

     The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessee's financial position as of September 30, 2000, and the results of operations for the three and nine months ended September 30, 2000 and September 30, 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

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

Shareholders' Deficit

     During the nine months ended September 30, 2000, shareholders' deficit changed according to the following table:

      Shareholders' deficit at December 31, 1999               $    (850,223)
      Net loss                                                      (521,631)
                                                               -------------

      Shareholders' deficit at September 30, 2000              $  (1,371,854)
                                                               =============

Related Party Transactions

     The Lessee, whose stock is held by James I. Humphrey, Jr., President and Chief Operating Officer of the Company, and certain officers of the Lessee, leases the hotel properties pursuant to the Percentage Leases.

     On September 26, 2000, the Board of Directors approved an amendment to the Percentage Leases which calls for transferring the payment and expense of property taxes and property insurance premiums from the Company to the Lessee. The lease revenue calculation on the current Hotels will be amended to reduce the Company's lease revenues by approximately $4,000,000 annually. This reduction will allow the Lessee to pay the annual property taxes and property related insurance expenses on the current hotels of approximately $4,000,000. In addition, the percentage leases will be amended to simplify and match up the terms for the existing hotels. This involves modifying the quarterly, semi-annual and annual lease payment calculations into simple monthly percentage lease amounts while maintaining the existing monthly base rent amounts. The new monthly percentage lease calculation will be based on 17.9% of room revenues consistently for each hotel in the portfolio. The new lease structure is expected to simplify the percentage lease calculation and improve monthly cash flow for the Company. The amended lease terms are expected to go into effect on January 1, 2001.

     On September 26, 2000, the Board of Directors approved a Financial and Administrative Services Agreement (the "New Agreement") which combined the terms of the existing Services Agreement, Acquisition and Finance Fee Agreement, and Capital Fee Agreement. The New Agreement, which was effective, retroactively, January 1, 2000, will include additional real estate portfolio management and administrative services, provided by the Lessee. These additional services are anticipated to speed up the identification of acquisition opportunities.

     The Lessee provides the Company with accounting and securities reporting services pursuant to a services agreement, now combined into the New Agreement. Under the New Agreement, the Lessee will provide additional real estate portfolio management and administrative services for a total annual fee of $1,050,000, up $750,000 from the previous annual fee of $300,000. For the nine months ended September 30, 2000, the Company incurred related fees for the services provided in accordance with the New Agreement of approximately $788,000, of which approximately $638,000 was recorded in the current quarter.

     The Lessee also provides capital improvement supervisory services to the Company pursuant to the terms of the capital fee agreement, now combined into the New Agreement. Fees for such services equal 9% of the total cost of the capital improvements, including furniture, fixture, and equipment purchases. For the three and nine months ended September 30, 2000, the Lessee earned fees totaling approximately $135,000 and $379,000, respectively. Capital improvement and service fees were not included in the three and nine months ended September 30, 1999, presented herein, as these periods present Supertel's historical financial information prior to the October 26, 1999 merger (see "Explanatory Note").

     Effective May 25, 2000, the Lessee and the Company agreed to a financial services agreement, now combined into the New Agreement, which generally pays the Lessee for services related to acquiring, disposing and financing of Company property. The fee, payable in common operating partnership units in Humphrey Hospitality Limited Partnership, is equal to 1% of the gross sales price for acquisitions or dispositions, or .25% of the financing amount. The payment of any such fees is due within sixty days of the respective closing date. Accordingly, the Lessee earned a $65,000 financing fees as a result of the Marquette refinancing (see "Refinancing of Debt"), included in other revenue with a corresponding amount recorded as an investment in the Company. On October 1, 2000, the Lessee received 7,938 shares of the Company's common operating partnership units pursuant to the New Agreement.

Note Payable

As of June 2000, the Lessee is party in debt, held jointly and severely, in the aggregate amount of approximately $555,000 with a commercial bank. The loan has a term of four years, incurs interest at a fixed rate of 10% and is payable in equal monthly installments of $14,100. As of September 30, 2000, the Lessee's allocation of the principal balance is approximately $250,000. The Lessee's allocation of the monthly installments is approximately $6,400.

Lease Expense

     Lease expense is recognized when accrued under the lease agreements from the date of acquisition of each hotel property. Contingent lease expense is accrued based on the probability of the future revenue target being achieved. As of September 30, 2000, the Lessee has accrued approximately $720,000 in contingent lease expense. This represents the difference between the Lessee's lease expense and the Company's percentage lease revenue at September 30, 2000.

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

10.6 Third Amended and Restated Agreement of Limited Partnership of Humphrey Hospitality Limited Partnership [filed herewith].

10.7 Second Amended and Restated Agreement of Limited Partnership of Solomons Beacon Inn Limited Partnership (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 33-93346)).

10.8 Agreement of Limited Partnership of E&P Financing Limited Partnership.

10.9 Agreement of Purchase and Sale dated March 26, 1997, between 344 Associates Limited Partnership and Humphrey Hospitality Limited Partnership for the Comfort Inn-Gettysburg, Pennsylvania (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

10.10 Agreement of Purchase and Sale dated March 26, 1997, between 144 Associated Limited Partnership and Humphrey Hospitality Limited Partnership for the Holiday Inn Express-Gettysburg, Pennsylvania (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

10.11 Purchase Agreement dated March 26, 1997, between 644 Associates Limited Partnership and Humphrey Hospitality Limited Partnership for the Holiday Inn Express - Allentown, Pennsylvania (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

10.12 Purchase Agreement, dated March 26, 1997, between 544 Associates Limited Partnership and Humphrey Hospitality Limited Partnership for the Comfort Inn-Chambersburg, Pennsylvania Hotel (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-48583)).

10.13 Option Agreement (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 33-83658)).

10.14 Non-Competition Agreement (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 33-83658)).

10.15 Services Agreement dated as of January 1, 1996 between the Company and Humphrey Hospitality Management, Inc. (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-15897)).

10.16 First Amendment to Services Agreement, dated as of October 1, 1996, between the Company and Humphrey Hospitality Management, Inc. (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-15897)).

10.17 Second Amendment to Services Agreement, dated as of October 26, 1999, between the Company and Humphrey Hospitality Management, Inc.

10.18 Development Services Agreement, dated as of April 4, 1996, between Humphrey Hospitality Limited Partnership and Humphrey Development (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-15897)).

10.19 First Amendment to Development Services Agreement dated November 6, 1996 between the Partnership and Humphrey Development (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-15897)).

10.20 Agreement of Purchase and Sale dated May 31, 1998 between Allen Investments, Inc. and Humphrey Hospitality Limited Partnership for the Best Western - Ellenton, FL, the Shoney's Inn, Ellenton, FL and the Hampton Inn, Brandon, FL (incorporated by reference to the Company's Current Report on Form 8-K/A filed August 6, 1998).

10.21 Revolving Credit and Guaranty Agreement dated August 18,1998 among the Company, Humphrey Hospitality Limited Partnership, Humphrey Hospitality REIT Trust and Solomons Beacon Limited Partnership and BankBoston, N.A. and other banks that may become parties to the agreement (incorporated by reference to the Company's Quarterly Report on Form 10-K405 filed on March 31, 1999).

10.22 First Amendment to BankBoston Revolving Credit and Guaranty Agreement dated November 30, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K405 filed on March 31, 1999).

10.23 Right of First Opportunity Agreement dated June 10, 1999, between the Company, Humphrey Hospitality Limited Partnership and Humphrey Hospitality Management, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 5, 1999).

10.24 Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership, Humphrey Hospitality REIT Trust and Steve H. Borgmann (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.25 Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership and Humphrey Hospitality REIT Trust and Paul J. Schulte (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.26 Loan Agreement between Mercantile Bank National Association and Supertel Hospitality, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.27 Loan Agreement between Supertel Hospitality, Inc. and U.S. Bank National Association (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.28 Loan Agreement between E&P Financing Limited Partnership and U.S. Bank National Association (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.29 Loan Agreement between Supertel Hospitality, Inc. and U.S. Bank National Association (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.30 Loan Agreement between Marquette Capital Bank, N.A. and Bremer Bank, National Association and Supertel Hospitality, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.31 Loan Agreement between First National Bank of Omaha, N.A. and Supertel Hospitality, Inc. [filed herewith].

10.32 Financial and Administrative Services Agreement [filed herewith].

10.33 Form of Percentage Lease Agreement [filed herewith].

27.1 Financial Data Schedule

B. Reports on Form 8-K.
None.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

          HUMPHREY HOSPITALITY TRUST, INC.

          By: /s/ Paul J. Schulte
              -----------------------------
              Paul J. Schulte
              Chairman of THE BOARD,
              Chief executive officer

DATED this 13th day of November, 2000.