Form 10-K405
period 2000-12-31
HUMPHREY HOSPITALITY TRUST INC
filed 2001-04-11
CIK 929545

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to _____________

                        Commission File Number: 0-25060

                       HUMPHREY HOSPITALITY TRUST, INC.
            (Exact name of registrant as specified in its charter)

                 Virginia                                 52-1889548
         (State of Incorporation)                      (I.R.S. employer
                                                      identification no.)

      7170 Riverwood Drive, Columbia, MD 21046           (443) 259-4900
      (Address of principal executive offices)   (Registrant's telephone number)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of Class)

                          THE NASDAQ NATIONAL MARKET
                               (Name of Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                           YES   X      NO _____
                               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $35,003,000 based on the last sale price in The Nasdaq National Market for such stock on April 6, 2001.

The number of shares of the registrant's common stock outstanding was 11,200,831 as of April 6, 2001.

                      Documents Incorporated by Reference

None.

================================================================================

                               TABLE OF CONTENTS

                                                                                                        Form 10-K
                                                                                                          Report
   Item No.                                                                                                Page
   --------                                                                                                ----
                                                      PART I

       1.     Description of Business.................................................................        3
       2.     Properties..............................................................................       10
       3.     Legal Proceedings.......................................................................       12


                                                      PART II

       5.     Market for the Registrant's Common Equity and Related
              Shareholder Matters.....................................................................      12
       6.     Selected Financial Data.................................................................      13
       7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................................................      16
       7A.    Quantitative and Qualitative Disclosures about Market Risk..............................      20
       8.     Financial Statements and Supplementary Data.............................................      21

                                                      PART III

       10.    Directors and Executive Officers of the Registrant......................................      48
       11.    Executive Compensation..................................................................      49
       12.    Security Ownership of Certain Beneficial Owners and Management..........................      50
       13.    Certain Relationships and Related Transactions..........................................      50

                                                      PART IV

       14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K.......................      54

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain information both included and incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, supply and demand for hotel rooms in the Company's current and proposed market areas, general accounting principles, policies and guidelines applicable to real estate investment trusts and other risks and uncertainties described in the Company's filings with the SEC from time to time, including , specifically, the Current Report on Form 8-K filed with the SEC on January 22, 2001. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

                                    PART I

Item 1. Description of Business

(a)  General Development of Business

     Humphrey Hospitality Trust, Inc. was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994 and is a real estate investment trust ("REIT") for federal income tax purposes. Humphrey Hospitality Trust, Inc., through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the "Company"), owns a controlling interest in Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership (collectively, the "Partnerships"). As of December 31, 2000, the Company owned an 89.84% interest in Humphrey Hospitality Limited Partnership. Humphrey Hospitality Limited Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership").

     As of December 31, 2000, the Company, through the Partnerships and the Subsidiary Partnership, owned 92 limited service hotels (the "Hotels") and one office building. The Hotels (containing approximately 6,400 rooms in 19 states) and office building are leased to Humphrey Hospitality Management, Inc. and its subsidiary, Supertel Hospitality Management, Inc. (collectively, the "Lessee").

     On October 30, 1996, Humphrey Hospitality Trust, Inc.'s common stock, par value $.01 per share (the "Common Stock"), began to trade on The Nasdaq National Market.

     On October 26, 1999, the Company and Supertel Hospitality, Inc. ("Supertel"), consummated a merger pursuant to which the Company exchanged 1.30 shares of Common Stock for each outstanding share of Supertel's common stock (the "Merger"). As a result of the Merger and in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations," Supertel was considered the acquiring enterprise for financial reporting purposes. Accordingly, the financial statements prior to October 26, 1999 herein present Supertel's historical financial information for periods prior to the Merger. So that the Company could continue to qualify as a REIT after the Merger, the Merger agreement provided for the shareholders of Supertel to receive a pre-closing dividend of Supertel's earnings and profits. The earnings and profits dividend of $5.13 per share was paid to Supertel shareholders on October 25, 1999. The boards and shareholders of both companies approved the Merger.

(b)  Recent Developments

     On March 29, 2001, the Company announced that it was recently advised by the Lessee that it has incurred, and expects to continue to incur, losses from the leasing and operation of the Company's hotels. For the year ended December 31, 2000, the Lessee reported a total net loss of approximately $2.4 million. The Lessee has cited contributing factors such as decreased hotel revenues, and increased hotel operating costs. The Lessee has indicated that hotel revenues have been negatively affected by higher energy costs, which have reduced transient travel, as well as by intense new competition and a downturn in economic conditions in a number of the Company's markets. The Lessee attributes the increase in hotel operating costs to higher utilty costs and labor costs. As a result, the Lessee has informed the Company that, without a substantial reduction in the rent to be paid to the Company under the Percentage Leases, it will be uunable to continue to lease and operate the Company's hotels.

     The Company's board of directors has formed a committee of independent directors to evaluate the information recently received from the Lessee. It is anticipated that the committee of directors will explore alternatives available to the Company, including but not limited to (i) formation of taxable REIT subsidiaries under the recently enacted REIT Modernization Act which permits taxable subsidiaries of the Company to act as lessee of the Company's hotels and engage third party management companies to manage the hotels, (ii) amendments to the existing leases to reduce the rent paid by the Lessee to the Company or to make other changes, and (iii) the sale of certain of the Company's hotels.

     Based on preliminary information received from the Lessee, the Company believes these matters could result in a substantial decline in the Company's funds from operations and net income. As a result, the Company's board of directors does not expect the Company to maintain its current monthly dividend rate beyond its previously announced $.077 per share monthly dividend payable on April 30, 2001 to shareholders of record on March 30, 2001. Although the Company anticipates it will continue to pay dividends to its shareholders, the Company has not yet determined the new lower dividend rate. Future dividends will be determined by the Company's board of directors based on the Company's actual results of operations, economic conditions, capital expenditure requirements and other factors which the board of directors deems relevant.

(c)  Financial Information About Industry Segments

     The Company is engaged primarily in the business of acquiring equity interests in existing hotel properties, therefore, presentation of information about industry segments is not applicable. See the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required in Item 1.

(d)  Narrative Description of Business

     General.  At December 31, 2000, the Company owned, through the Partnerships
     -------
and the Subsidiary Partnership, hotels in Virginia (6), West Virginia (2), Maryland (1), Pennsylvania (5), North Carolina (1), Kentucky (2), Delaware (1), Florida (4), Tennessee (2), Arkansas (4), Illinois (3), Iowa (15), Kansas (9), Missouri (8), Nebraska (9), Texas (11), Wisconsin (7), Arizona (1) and South Dakota (1). The Hotels are operated by the Lessee, which is substantially owned by James I. Humphrey, Jr., the Company's Vice Chairman, Chief Operating Officer and Treasurer. The Company's primary objectives are to increase amounts distributable to shareholders, and to enhance shareholder value by participating in increased revenue from the Hotels through leases that provide for rent payments based on the revenue from the Hotels (the "Percentage Leases"). The Company also seeks to increase amounts distributable to shareholders by acquiring equity interests in additional existing hotels that meet the Company's investment criteria, and by selectively developing new nationally franchised hotels.

     Internal Growth Strategy. The Company's use of Percentage Leases allows the
     ------------------------
Company to participate in increased revenue from the Hotels. The Percentage Leases provide for the Lessee to pay monthly base rent ("Base Rent") plus percentage rent ("Percentage Rent"). On September 26, 2000, the Board of Directors approved amendments to the Percentage Leases, which provide for transferring the payment and expense of property taxes and property insurance premiums from the Company to the Lessee. The lease revenue calculation on the current Hotels was amended to reduce the Company's lease revenues by approximately $4,000,000 annually. This reduction will allow the Lessee to pay the annual property taxes and property related insurance expenses on the current Hotels of approximately $4,000,000. In addition, the Percentage Leases were amended to simplify and match up the Percentage Lease terms for the existing Hotels. These amendments replace the quarterly, semi-annual and annual lease payment calculations with simple monthly percentage rent amounts, while maintaining the existing monthly base rents. The new monthly percentage rent calculation will be based on 17.9% of room revenues consistently for each Hotel in the portfolio. The new lease structure is expected to simplify the percentage rent calculation and improve monthly cash flow for the Company. The amended lease terms went into effect on January 1, 2001. The Percentage Rent for each Hotel is 17.9% of monthly room revenue plus 8% of other monthly revenue (including, but not limited to, telephone charges, movie rental fees and rental payments under third-party leases), both of which are payable monthly. The portion of Percentage Rent that is based on monthly room revenue is designed to allow the Company to participate in any future increases in room revenue. The Base Rent and Percentage Rents are hereinafter referred to collectively as "Rent." Under the Percentage Leases, the principal determinant of Percentage Rent is room revenue.

   On March 29, 2001, the Company announced that it was recently advised by the Lessee that it has incurred, and expects to continue to incur, losses from the leasing and operation of the Company's hotels. For the year ended December 31, 2000, the Lessee reported a net loss of approximately $2.4 million. The Lessee has cited contributing factors such as decreased hotel revenues, and increased hotel operating costs. The Lessee has indicated that hotel revenues have been negatively affected by higher energy costs, which have reduced transient travel, as well as by intense new competition and a downturn in economic conditions in a number of the Company's markets. The Lessee attributes the increase in hotel operating costs to higher utility costs and labor costs. As a result, the Lessee has informed the Company that, without a substantial reduction in the rent paid to the Company under the Percentage Leases, it will be unable to continue to lease and operate the Company's hotels.

   The Company's board of directors has formed a committee of independent directors to evaluate the information recently received from the Lessee. It is anticipated that the committee of directors will explore alternatives available to the Company, including but not limited to (i) formation of taxable REIT subsidiaries under the recently enacted REIT Modernization Act which permits taxable subsidiaries of the Company to act as lessee of the Company's hotels and engage third party management companies to manage the hotels, (ii) amendments to the existing leases to reduce the rent paid by the Lessee to the Company or to make other changes, and (iii) the sale of certain of the Company's hotels.

   Based on preliminary information received from the Lessee, the Company believes these matters could result in a substantial decline in the Company's funds from operations and net income. As a result, the Company's board of directors does not expect the Company to maintain its current monthly dividend rate beyond its previously announced $.077 per share monthly dividend payable on April 30, 2001 to shareholders of record on March 30, 2001. Although the Company anticipates it will continue to pay dividends to its shareholders, the Company has not yet determined the new lower dividend rate. Future dividends will be determined by the Company's board of directors based on the Company's actual results of operations, economic conditions, capital expenditure requirements and other factors which the board of directors deems relevant.

   Acquisition Strategy. The Investment Committee of the Board of Directors
   --------------------
conducts necessary due diligence and financial analysis required to make recommendations regarding acquisitions, dispositions, renovations and development. Any acquisition, investment or purchase of property involving a total purchase price of $3 million or more requires approval of the Board of Directors and any transaction or series of related transactions involving less than $3 million may be effected by the Chief Executive Officer of the Company or his designee without Board of Director approval. The Company has a policy that governs the Company's investment in hotel properties (the "Investment Policy"), including the acquisition and development of hotels. Under the Investment Policy, the Company will not acquire a hotel property unless the Company can demonstrate that it can reasonably expect an annual return on its investment (calculated as Rent less reserves for furniture, fixtures and equipment of 6% of room revenues ("FFE Reserves")), that is equal to or greater than 12% of the total purchase price to be paid by the Company for such property. The Company applies the Investment Policy to a hotel property prior to its acquisition. There can be no assurance that increases in FFE Reserves, which are based on room revenues, will not decrease the Company's annual return on its investment in any Hotel to a level below that set out in the Investment Policy. The Company's general investment criteria are described below:

     . Nationally franchised hotels in locations with relatively high demand for rooms, relatively low supply of competing hotels and significant barriers to entry into the hotel business, such as a scarcity of suitable hotel sites or zoning restrictions;

     . Poorly managed hotels, which could benefit from new management, new marketing strategy and association with a national franchisor;

     . Hotels in a deteriorated physical condition, which could benefit significantly from renovations; and

     . Hotels in attractive locations that could benefit significantly by changing franchises to a grade that is more appropriate for the location and clientele.

   Development Strategy. Although the Company expects to primarily grow
   ---------------------
through the acquisition of existing hotels, the Company may selectively grow through the development of new limited-service hotels located in secondary and tertiary markets, typically with under 150 rooms, that are similar to the Company's present hotels. The Company is interested in sites that offer the potential to attract a diverse mix of potential market segments.

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

   The Company's site selection criteria is expected to include some or all of the following characteristics:

     . relatively low land costs, particularly as compared with major metropolitan areas;

     .    sites that exist on or near major highways;

     . areas that have strong industrial bases with the potential for future growth;

     . communities with state or federal installations, colleges or universities; and

     .    sites that currently have an aging hotel presence.

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

   Sale of Hotels.  The Company may undertake the sale of one or more of its
   --------------
hotel properties from time to time in response to changes in market conditions, the Company's current or projected return on its investments in the hotels or other factors which the board of directors deems relevant.

   Replacement Reserves.  The Percentage Leases obligate the Partnerships or the
   --------------------
Subsidiary Partnership, as applicable, to make available to the Lessee an amount equal to 6% of room revenue per quarter, on a cumulative basis, for upgrading and maintaining the Hotels ("Replacement Reserve Deposits").

   Operating Practices.  The Lessee utilizes a centralized accounting and data
   -------------------
processing system, which facilitates financial statement and budget preparation, payroll management, internal auditing and other support functions for the on-site hotel management team. The Lessee provides centralized control over purchasing and project management (which can create economies of scale in purchasing) while emphasizing local discretion within specific guidelines.

   Each Hotel managed by the Lessee employs a general manager who is responsible for the overall operations of the Hotel. General managers report to regional managers, who generally have responsibility for six to twelve Hotels. Daily operations are managed using a centralized approach through regional operations managers who report to the Lessee's offices as applicable. The Lessee's strategy is to encourage decision-making by those people closest to the hotel operation level at the lowest administrative cost.

   Property Management.  In order for the Company to qualify as a REIT, neither
   --------------------
the Company, the Partnerships nor the Subsidiary Partnership can operate hotels. Therefore, each of the Hotels is leased to the Lessee under Percentage Leases. Mr. Humphrey is the majority shareholder of the Lessee and no other member of the Company's board has a financial interest in the Lessee.

   Competition.  The hotel industry is highly competitive.  Each of the Hotels
   -----------
is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on revenues, occupancy and the average daily room rate ("ADR") of the Hotels or at hotel properties acquired in the future. Recently, a number of the Company's hotels have experienced increased competition in the form of newly constructed competing hotels in the local markets.

   The Company may compete for investment opportunities with entities that have substantially greater financial resources than the Company. These entities generally may be able to accept more risk than the Company can prudently manage. Competition in general may reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell. Further, the Company believes that competition from entities organized for purposes substantially similar to the Company's objectives could increase significantly.

     Employees. The Company has an agreement between it and the Lessee (the
     ---------
"Services Agreement") to provide accounting and securities reporting services for the Company. Until the Merger, the Services Agreement provided that the Lessee would perform such services for an annual fee of $100,000 per year. At the time of the Merger, the Company and the Lessee executed an amendment to the Services Agreement that increased the annual fee to $300,000 per year. On September 26, 2000, the Board of Directors approved a Financial and Administrative Services Agreement (the "New Agreement"), which combined the terms of the existing Services Agreement, the Acquisition and Finance Fee Agreement and the Capital Fee Agreement, and increased the services fee to $1,050,000 annually. The New Agreement was effective retroactively to January 1, 2000. For the period from October 26, 1999 through December 31, 1999, the Company paid $50,000 pursuant to the Services Agreement. For the year ended December 31, 2000, the Company paid $1,050,000 in service fees pursuant to the New Agreement.

     The Lessee employs approximately 1,900 people in operating the Hotels. The Lessee has advised the Company that its relationship with employees is good.

   Business Risks. The Hotels are subject to operating risks common to the
   --------------
hotel industry. These risks include, among other things, competition from other hotels; recent over-building in the hotel industry, which has adversely affected occupancy and room rates; increases in operating costs, including labor costs and utility costs, due to inflation and other factors, which increases have not in recent years been, and may not necessarily in the future be, offset by increased room rates; significant dependence on business and commercial travelers and tourism; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. These factors could adversely affect the Lessee's ability to make lease payments and, therefore, the Company's ability to make expected distributions to shareholders. Further, decreases in room revenue at the Hotels will result in decreased revenue to the Partnerships and the Subsidiary Partnership, as applicable, under the Percentage Leases.

   The Company must rely on the Lessee to generate sufficient cash flow from the operations of the Hotels to enable the Lessee to meet the rent obligations under the Percentage Leases. The obligations of the Lessee are unsecured. The Lessee has only nominal assets, consisting primarily of working capital.

   On March 29, 2001, the Company announced that it was recently advised by the Lessee that it has incurred, and expects to continue to incur, losses from the leasing and operation of the Company's hotels. For the year ended December 31, 2000, the Lessee reported a net loss of approximately $2.4 million. The Lessee has cited contributing factors such as decreased hotel revenues, and increased hotel operating costs. The Lessee has indicated that hotel revenues have been negatively affected by higher energy costs, which have reduced transient travel, as well as by intense new competition and a downturn in economic conditions in a number of the Company's markets. The Lessee attributes the increase in hotel operating costs to higher utility costs and labor costs. As a result, the Lessee has informed the Company that, without a substantial reduction in the rent paid to the Company under the Percentage Leases, it will be unable to continue to lease and operate the Company's hotels.

   The Company's board of directors has formed a committee of independent directors to evaluate the information recently received from the Lessee. It is anticipated that the committee of directors will explore alternatives available to the Company, including but not limited to (i) formation of taxable REIT subsidiaries under the recently enacted REIT Modernization Act which permits taxable subsidiaries of the Company to act as lessee of the Company's hotels and engage third party management companies to manage the hotels, (ii) amendments to the existing leases to reduce the rent paid by the Lessee to the Company or to make other changes, and (iii) the sale of certain of the Company's hotels.

   Based on preliminary information received from the Lessee, the Company believes these matters could result in a substantial decline in the Company's funds from operations and net income. As a result, the Company's board of directors does not expect the Company to maintain its current monthly dividend rate beyond its previously announced $.077 per share monthly dividend payable on April 30, 2001 to shareholders of record on March 30, 2001. Although the Company anticipates it will continue to pay dividends to its shareholders, the Company has not yet determined the new lower dividend rate. Future dividends will be determined by the Company's board of directors based on the Company's actual results of operations, economic conditions, capital expenditure requirements and other factors which the board of directors deems relevant.

   The Company's investments are subject to varying degrees of risk generally incident to the ownership of real property. The underlying value of the Company's real estate investments, as well as the Company's income and ability to make distributions to its shareholders, is dependent upon the ability of the Lessee to operate the Hotels in a manner sufficient to maintain or increase revenue and to generate sufficient income in excess of operating expenses to make rent payments under the Percentage Leases. Income from the Hotels may be adversely affected by changes in general, national or local economic conditions, changes in neighborhood characteristics, competition from other hotel properties, changes in present or future environmental legislation and laws, changes in the ongoing need for capital improvements, changes in real estate tax rates and other operating expenses, changes in governmental rules and fiscal policies, civil unrest, acts of God (including earthquakes and other natural disasters), which may result in uninsured losses, acts of war, changes in zoning laws and other factors that are beyond the control of the Company and the Lessee.

   Capitalization Policy. Hotel properties are carried at the lower of cost or
   ----------------------
net realizable value. In September 1999, the Company determined that the carrying value of the hotel in Bullhead City, Arizona, exceeded its fair value. Accordingly, an impairment loss of approximately $1,300,000, which represents the excess of the carrying value over the fair value, net of costs to sell, was charged to operations in 1999.

   Environmental Matters. Under various federal, state and local laws and
   ----------------------
regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at a property owned by another party may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of hazardous substances may be substantial, and the presence of hazardous substances, or the failure to promptly remediate hazardous substances, may adversely affect the owner's ability to sell real estate or use real estate as collateral. In connection with the ownership and operation of the Hotels, the Company, the Partnerships, the Subsidiary Partnership or the Lessee, as the case may be, may be potentially liable for any such costs.

   The Company obtained environmental assessments on all of its Hotels prior to their acquisition or development. The environmental assessments were intended to identify potential environmental contamination for which the Company may be responsible. The environmental assessments included historical reviews of the Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of hazardous substances, toxic substances and underground storage tanks, and the preparation and issuance of a written report. The environmental assessments did not include invasive procedures, such as soil sampling or ground water analysis.

   The environmental assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on its business, assets, results of operations or liquidity, nor is the Company aware of any such liability. Nevertheless, it is possible that these environmental assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, the Company cannot be sure that:

     . future laws, ordinances or regulations will not impose any material environmental liability or

     . the current environmental condition of the Hotels will not be affected by the condition of the properties in the vicinity of the Hotels, such as the presence of leaking underground storage tanks, or by third parties unrelated to the Company, the Partnerships, the Subsidiary Partnership or the Lessee.

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

   Government Regulations. The Americans with Disabilities Act ("ADA") and
   -----------------------
similar state laws require public accommodations to meet certain requirements related to access and use by disabled persons. Failure to comply with these laws could result in the imposition of fines or the award of damages to private litigants. Compliance with the ADA could require removal of structural barriers to handicap access in certain public areas of the Hotels. The Company expects that some of the Hotels will require improvements to comply with the ADA and state laws.

   Franchise Agreements. The Lessee, which is owned substantially by Mr.
   --------------------
Humphrey, holds all of the franchise licenses for each of the Hotels and is expected to hold all of the franchise licenses for any subsequently acquired hotel properties. During 2000, the Lessee paid franchise fees in the aggregate amount of approximately $4,557,000.

   Thirteen of the Hotels operate as Comfort Inn hotels and one Hotel operates as a Comfort Suites hotel. Comfort Inn(R) and Comfort Suites(R) are registered trademarks of Choice Hotels International, Inc. One of the Hotels operate as a Best Western hotel and one of the Hotels operates as a Best Western Suites hotel. Two of the Hotels operate as Holiday Inn Express hotels. Holiday Inn Express(R) is a registered trademark of Bass Hotels & Resorts, Inc. Four of the Hotels operate as Hampton Inn(R) hotels which is a registered trademark of Hilton Hotels Corporation. Sixty-four of the hotels operate as Super 8 motels, and two hotels operate as Wingate Inn hotels. One of the Hotels operates as a Days Inn hotel. Super 8(R), Wingate Inn(R), and Days Inn are registered trademarks of Cendant, Inc. One hotel operates as a Shoney's Inn(R) hotel, which is a registered trademark of Sholodge, Inc. One hotel operates as River Valley Suites, an independent, extended-stay facility. One hotel operates as an Ellenton Inn, also an independent.

   Tax Status. The Company made an election to be taxed as a REIT under the
   ----------
Internal Revenue Code ("Code") commencing with its taxable year ending December 31, 1994. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal income tax to the extent it distributes at least 95% (90% after January 1, 2001), of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

   Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. Of the total 2000 distributions to the Company's shareholders, 74% are considered ordinary income and 26% are considered return of capital.

     In conjunction with the Merger and related transactions, the Company had several significant events that affect income tax-related balances for the year ended December 31, 1999. These events are summarized as follows:

   .      As a result of the Merger, the combined entity will continue to qualify as a REIT for tax purposes. REITs are generally not subject to federal income taxes, provided they comply with various requirements necessary to maintain REIT status. Since the Company expects to maintain its REIT status, the tax effect of cumulative temporary differences as of October 26, 1999, has been reversed as a credit to deferred income tax expense and a reduction in deferred income taxes payable. This reversal reduced deferred income taxes payable by approximately $926,000 as of October 26, 1999.

   .      REITs are subject to federal income taxes in certain instances for asset dispositions occurring within 10 years of acquisition by the REIT. The Company has elected to defer and recognize any taxable gain as a result of the sale of any Supertel assets resulting from the built-in gain at the time of the Merger. The Company does not expect to incur significant federal tax liability resulting from the disposition of Supertel assets with built-in gain, if any.

   .      The Company has determined that it is generally not subject to state and local income taxes in the jurisdictions in which the Company operates its Hotels.

Item 2. Properties

   The following table sets forth certain information with respect to the
Hotels:

Super 8                                 Number of Rooms              Super 8 (con't)                Number of Rooms
                                        ---------------                                             ---------------
Aksarben-Lincoln, NE                         73                      Sedalia, MO                          87
Allentown, PA                                82                      Shawano, WI                          55
Anamosa, IA (1)                              35                      Storm Lake, IA                       59
Antigo, WI                                   52                      Tomah, WI                            64
Batesville, AR                               49                      Waco, TX                             78
Bedford, TX                                 113                      Watertown, SD                        58
Burlington, IA                               62                      Wayne, NE                            40
Charles City, IA (1)                         42                      West Dodge- Omaha, NE               101
Clinton, IA                                  63                      West "O" - Lincoln, NE               82
College Station, TX                          89                      Wichita Falls, TX                   104
Columbus, NE                                 63                      Wichita, KS                         119
Cornhusker-Lincoln, NE                      133                      Wichita - (Park City), KS            59
Creston, IA                                 123                      West Plains, MO                      49
Denton, TX                                   80                      Comfort Inn
Dyersville, IA (1)                           45                      Culpeper, VA                         49
El Dorado, KS                                49                      Chambersburg, PA                     63
Fayetteville, AR                             83                      Dahlgren, VA                         59
Ft. Madison, IA                              42                      Dublin, VA                          100
Garden City, KS                              60                      Farmville, VA                        51
Grapevine, TX                               102                      Gettysburg, PA                       81
Hays, KS                                     78                      Morgantown, WV                       80
Iowa City, IA                                86                      Minocqua, WI                         51
Irving, TX                                  104                      New Castle, PA                       79
Jacksonville, IL                             43                      Princeton, WV                        51
Jefferson City, MO                           77                      Rocky Mount, VA                      60
Keokuk, IA                                   61                      Sheboygan, WI                        59
Kewanee, IL (1)                              41                      Beacon Marina-Solomons, MD           60
Kingdom City, MO                             62                      Comfort Suites
Kirksville, MO                               61                      Dover, DE                            64
Lenexa, KS                                  101                      Best Western
Macomb, IL                                   41                      Harlan, KY                           62
Manhattan, KS                                87                      Best Western Suites
Marshall, MO                                 54                      Key Largo, FL                        40
McKinney, TX                                 80                      Days Inn
Menomonie, WI                                81                      Farmville, VA                        60
Moberly, MO                                  60                      Hampton Inn
Mountain Home, AR                            41                      Brandon, FL                          80
Mt. Pleasant, IA                             55                      Cleveland, T                         60
Muscatine, IA                                63                      Jackson, TN                         121
Neosho, MO                                   58                      Shelby, NC                           78
Norfolk, NE                                  66                      Shoney's Inn
Oelwein, IA (1)                              40                      Ellenton, Fl                         63
Omaha, NE                                   115                      Wingate Inn
O'Neill, NE                                  72                      Irving, TX                          101
Oskaloosa, IA                                51                      Houston, TX                         101
Parsons, KS                                  48                      Holiday Inn Express
Pella, IA                                    40                      Danville, KY                         63
Pittsburg, KS                                64                      Gettysburg, PA                       51
Plano, TX                                   102                      Independent
Portage, WI                                  61                      Ellenton Inn                         73
Russellville, AR                             61                      River Valley Suites                  76
                                                                                                       -----

                                                                     Totals                            6,385
                                                                                                       =====


(1)  Hotels acquired in October 2000.

Additional property information is found in Item 8 - Schedule III of this Annual Report on Form 10-K.

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

  Percentage Lease Terms. Each Percentage Lease has an initial noncancelable term of ten years, which the Lessee, at its option, may renew for an additional term of five years, subject to earlier termination upon the occurrence of defaults and other events including, particularly, the provisions described in each Percentage Lease under "Damage to Hotels," "Condemnation of Hotels" and "Termination of Percentage Leases on Disposition of the Hotels."

  Amounts Payable Under the Percentage Leases. During the term of each Percentage Lease, the Lessee is obligated to pay base rent, Percentage Rent and other amounts, including additional charges resulting from interest accrued on any late payments or charges. Base rent is a fixed amount that is paid monthly. The Percentage Rent for each hotel is comprised of:

  . 17.9% of monthly room revenue, which is payable monthly; and

  . 8% of monthly revenues other than room revenues including, but not limited to, telephone charges, movie rental fees and rental payments under any third-party leases, which is payable monthly.

  The portion of Percentage Rent that is based on monthly room revenues is designed to allow the Company to participate in any future increases in room revenues. All Percentage Rents are due 30 days after the end of the applicable monthly period.

  The Percentage Leases require the Lessee to pay base rent, Percentage Rents, additional charges and the operating expenses of the Hotels, except the following, which are obligations of the Company:

  . ground lease rent, where applicable;

  . the cost of certain furniture, fixtures and equipment; and

  . expenditures for items that are classified as capital items under generally accepted accounting principles, ("GAAP") which are necessary for the continued operation of the hotels.

     Operating expenses, which are the responsibility of the Lessee, include insurance, real estate and personal property taxes, all utility and other charges incurred in the operation of the Hotels during the term of the Percentage Leases. The Percentage Leases also provide for rent reductions and abatements in the event of damage to or destruction or a partial taking of any Hotel.

     On March 29, 2001, the Company announced that it was recently advised by the Lessee that it has incurred, and expects to continue to incur, losses from the leasing and operation of the Company's hotels. For the year ended December 31, 2000, the Lessee reported a net loss of approximately $2.4 million. The Lessee has cited contributing factors such as decreased hotel revenues, and increased hotel operating costs. The Lessee has indicated that hotel revenues have been negatively affected by higher energy costs, which have reduced transient travel, as well as by intense new competition and a downturn in economic conditions in a number of the Company's markets. The Lessee attributes the increase in hotel operating costs to higher utility costs and labor costs. As a result, the Lessee has informed the Company that, without a substantial reduction in the rent paid to the Company under the Percentage Leases, it will be unable to continue to lease and operate the Company's hotels.

     The Company's board of directors has formed a committee of independent directors to evaluate the information recently received from the Lessee. It is anticipated that the committee of directors will explore alternatives available to the Company, including but not limited to (i) formation of taxable REIT subsidiaries under the recently enacted REIT Modernization Act which permits taxable subsidiaries of the Company to act as lessee of the Company's hotels and engage third party management companies to manage the hotels, (ii) amendments to the existing leases to reduce the rent paid by the Lessee to the Company or to make other changes, and (iii) the sale of certain of the Company's hotels.

     Based on preliminary information received from the Lessee, the Company believes these matters could result in a substantial decline in the Company's funds from operations and net income. As a result, the Company's board of directors does not expect the Company to maintain its current monthly dividend rate beyond its previously announced $.077 per share monthly dividend payable on April 30, 2001 to shareholders of record on March 30, 2001. Although the Company anticipates it will continue to pay dividends to its shareholders, the Company has not yet determined the new lower dividend rate. Future dividends will be determined by the Company's board of directors based on the Company's actual results of operations, economic conditions, capital expenditure requirements and other factors which the board of directors deems relevant.

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

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters.

(a)  Market Information

     On October 30, 1996, the Common Stock was approved for listing and began trading on The Nasdaq National Market ("Nasdaq") under the symbol "HUMP." The closing sales price for the common stock as of April 6, 2001 was $3.13 per share. The table below sets forth the high and low sales prices per share reported by Nasdaq for both the Company and Supertel for the periods indicated.

                                                  Humphrey Hospitality                        Supertel
                                                      Common Stock                          Common Stock
                                         --------------------------------------  -----------------------------------
                                            High          Low        Dividend       High         Low      Dividend
                                         -----------  -----------  ------------  -----------  ---------  -----------
1998
  First Quarter........................       $12.06       $10.75        $.2025       $14.00     $ 8.50      N/A
  Second Quarter.......................       $11.00       $ 9.75        $.2175       $14.25     $12.25      N/A
  Third Quarter........................       $10.00       $ 9.75        $ .225       $13.13     $ 9.00      N/A
  Fourth Quarter.......................       $ 9.56       $ 8.75        $ .225       $10.50     $ 8.00      N/A
1999
  First Quarter........................       $ 9.63       $ 7.88        $ .225       $10.94     $ 8.25      N/A
  Second Quarter.......................       $ 8.94       $ 7.25        $ .225       $12.56     $ 8.25      N/A
  Third Quarter........................       $ 8.38       $ 6.13        $ .225       $13.19     $12.06      N/A
  Fourth Quarter.......................       $ 8.00       $ 6.19        $ .225        N/A        N/A      $5.13
2000
  First Quarter........................       $ 7.75       $ 6.06        $ .225        N/A        N/A        N/A
  Second Quarter.......................       $ 8.38       $ 6.50        $ .225        N/A        N/A        N/A
  Third Quarter........................       $ 8.25       $ 7.63        $ .229        N/A        N/A        N/A
  Fourth Quarter.......................       $ 8.00       $ 6.88        $ .231        N/A        N/A        N/A

(b)  Holders

     As of January 31, 2001, the approximate number of holders of record of the Common Stock was 200 and the approximate number of beneficial owners was 2,300.

(c)  Dividends

     During 1997, the Company began paying monthly dividends to its shareholders.

     Of the $0.91 per share dividend paid during the year ended December 31, 2000, approximately $0.24 per share represented a return of capital based upon earnings per share determined for REIT taxable income purposes.

     Based on information recently received from the Lessee (see Item 1 (b) above), the Company does not expect to maintain its current monthly dividend beyond its previously announced $.077 per share monthly dividend payable on April 30, 2001 to shareholders of record on March 30, 2001. Although the Company anticipates it will continue to pay dividends to its shareholders, the Company has not yet determined the new lower dividend rate. Future dividends will be determined by the Company's board of directors based on the Company's actual results of operations, economic conditions, capital expenditure requirements and other factors which the board of directors deems relevant.

Item 6.  Selected Financial Data

EXPLANATORY NOTE

     On October 26, 1999, Humphrey Hospitality and Supertel consummated a merger pursuant to which Supertel was merged (the "Merger") with and into Humphrey Hospitality. As a result of the Merger and in accordance with the provision of Accounting Principles Board Opinion No. 16, "Business Combinations", Supertel was considered the acquiring enterprise for financial reporting purposes. Accordingly, the operating results of Humphrey Hospitality have been included in the Company's financial statements since the date of the Merger. The Company established a new accounting basis for Humphrey Hospitality's assets and liabilities based on their fair values. Prior to the Merger, the selected financial data and the financial statements of the Company include the hotel operations and historical information of Supertel. Subsequent to the date of acquisition, the hotel operations of Supertel were leased to Supertel Hospitality Management, Inc., a subsidiary of Humphrey Hospitality Management, Inc., and are no longer reflected in the Company's operating results.

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

                       HUMPHREY HOSPITALITY TRUST, INC.
                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

                                               For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------

                                             2000              1999               1998                1997            1996
                                  -------------------- ------------------ -------------------- ------------------ ------------
Operating data:
   Total hotel revenues (1)                   N/A          $ 43,871           $ 51,339            $ 46,345             $37,832
                                  ==================== ================== ==================== ================== ============
   Total lease revenues (1)              $ 32,844          $  5,656                N/A                 N/A                 N/A
                                  ==================== ================== ==================== ================== ============
   Net income applicable to
      common shareholders                $  6,959          $  5,588           $ 5, 017            $  4,102             $ 3,371
                                  ==================== ================== ==================== ================== ============
Basic earnings per common
   share (2)                             $    .62          $    .93           $   1.04            $    .85             $   .70
                                  ==================== ================== ==================== ================== ============
Diluted earnings per common
   share (2)                             $    .62          $    .93           $   1.04            $    .85             $   .70
                                  ==================== ================== ==================== ================== ============
Dividends declared per
  common share (3)                       $    .91          $   5.28                N/A                 N/A                 N/A
                                  ==================== ================== ==================== ================== ============
Balance Sheet Data:
   Shareholders' equity                  $ 44,993          $ 46,130           $ 37,919            $ 32,861             $28,759
                                  ==================== ================== ==================== ================== ============
   Total assets                          $173,611          $173,750           $106,239            $103,406             $92,276
                                  ==================== ================== ==================== ================== ============
   Total long-term debt                  $119,254          $118,973           $ 61,662            $ 65,476             $59,965
                                  ==================== ================== ==================== ================== ============

(1) Represents annual room revenues and related hotel revenues through October 26, 1999. For the period October 27, 1999 through December 31, 2000, room revenues, other hotel revenue and related hotel expenses were no longer reported due to the establishment of operating leases with Humphrey Hospitality Management, Inc., and its subsidiary Supertel Hospitality Management, Inc. For the year ended December 31, 2000, the Company reported lease revenues of approximately $32,844,000. For the period October 27, 1999 through December 31, 1999, the Company reported lease revenues of approximately $5,656,000.

(2) Represents basic and diluted earnings per share computed in accordance with FAS No. 128, adopted by the Company during 1997. Basic earnings per share is computed as net income available to common shareholders, divided by the weighted average common shares outstanding and diluted earnings per share is computed as income before minority interest divided by the weighted average common shares outstanding plus the assumed conversion of the units held by minority interests. The adoption of FAS No. 128 did not have a material effect on prior years.

(3) Represents a pre-closing dividend in 1999 of Supertel's earnings and profits of $5.13 per share, which was paid to Supertel stockholders pursuant to the merger agreement, plus dividends declared by the Company subsequent to the merger totaling $.15 per share in 1999 and $.91 per share in 2000.

Table 2.  Selected Financial Data for
          Humphrey Hospitality Trust, Inc. subsequent and prior to the merger on October 26, 1999.

The following table sets forth (i) historical revenues and expenses and financial data for the Company for each of the years in the five year period ended December 31, 2000, (ii) selected historical balance sheet data for the Company as of December 31, 1996, 1997, 1998, 1999, and 2000. The presentation is based on historical operations of Humphrey Hospitality Trust, Inc. prior to its merger with Supertel Hospitality, Inc. on October 26, 1999 and does not include Supertel's historical financial information prior to October 26, 1999. Management believes that the following table provides more comparable information for the Company.


                       HUMPHREY HOSPITALITY TRUST, INC.
           (Includes Company results and historical information for Humphrey Hospitality Trust, Inc. prior to merger on October 26, 1999)
                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

                                                          For the years ended December 31,
                                                         ---------------------------------
                                                              (Unaudited)
                                              2000         1999         1998         1997         1996
                                              ----         ----         ----         ----         ----
Operating data
 Percentage lease revenue (1)             $ 32,844     $ 15,833      $10,441      $ 7,326      $ 3,958
 Other revenue                                 351           45           28          106           47
                                          --------     --------      -------      -------      -------

  Total revenue                             33,195       15,878       10,469        7,432        4,005
                                          --------     --------      -------      -------      -------

 Interest expense                           11,315        5,307        3,036        1,764          493
 Property operating expense                  3,639        1,430          829          528          252
 General and administrative                  1,911          506          509          485          411
 Depreciation and amortization               8,382        4,278        2,544        1,633          736
                                          --------     --------      -------      -------      -------

  Total expenses                            25,247       11,521        6,918        4,410        1,892
                                          --------     --------      -------      -------      -------

 Income before loss
   on properties and minority interest       7,948        4,357        3,551        3,022        2,113
 Loss on properties, net                       401          121          443            -            -
 Minority interest                             588          544          454          465          435
                                          --------     --------      -------      -------      -------
 Net income applicable to
   common shareholders                    $  6,959     $  3,692      $ 2,654      $ 2,557      $ 1,678
                                          ========     ========      =======      =======      =======

Basic earnings per common share (2)       $    .62     $    .63      $   .62      $   .73      $   .70
                                          ========     ========      =======      =======      =======
Diluted earnings per common share (2)     $    .62     $    .63      $   .62      $   .73      $   .70
                                          ========     ========      =======      =======      =======
Dividends declared per common share       $    .91     $    .90      $   .87      $   .77      $   .76
                                          ========     ========      =======      =======      =======

Balance Sheet Data
 Net investment in hotel properties       $168,310     $165,999      $72,805      $50,476      $21,405
 Minority interest in Partnership         $  5,088     $  3,584      $ 5,197      $ 3,370      $ 3,247
 Shareholders' equity                     $ 44,993     $ 46,130      $27,718      $17,852      $18,145
 Total assets                             $173,611     $173,750      $78,844      $53,799      $30,221
 Total long-term debt                     $119,254     $118,973      $44,196      $31,755      $ 8,185

                       HUMPHREY HOSPITALITY TRUST, INC.
           (Includes Company results and historical information for Humphrey Hospitality Trust, Inc. prior to merger on October 26, 1999)
                      SELECTED FINANCIAL DATA - Continued
                     (In thousands, except per share data)

                                                                For the Years Ended December 31,
                                                                --------------------------------
                                              2000              1999               1998                1997              1996
                                         ------------      ------------        -----------        -----------         ----------
Other Data:
Funds from operations (3)                $     16,330      $      8,635        $     6,095        $     4,548         $    2,723
                                         ============      ============        ===========        ===========         ==========
Weighted average shares outstanding
   Basic                                   11,173,543         5,814,609          4,266,221          3,481,700          2,410,252
   Diluted                                 12,117,803         6,682,814          5,020,801          4,116,236          3,033,602
Net cash provided by operating
   activities                            $     17,602      $      6,890        $     5,137        $     3,680         $    2,751
                                         ============      ============        ===========        ===========         ==========
Net cash (used in) investing
   activities                            $     (4,050)     $     (5,293)       $   (22,859)       $   (29,406)        $   (1,967)
                                         ============      ============        ===========        ===========         ==========
Net cash (used in) provided by
   Financing activities                  $    (14,154)     $    (12,288)       $    18,060        $    18,829         $    6,148
                                         ============      ============        ===========        ===========         ==========


(1) Represents annual Base Rent plus aggregate Percentage Rent paid by the Lessee to the Partnership or the Subsidiary Partnership pursuant to the Percentage Leases, which payments are calculated by applying the rent provisions in the Percentage Leases to the historical room revenue of the hotels.

(2) Represents basic and diluted earnings per share computed in accordance with FAS No. 128, adopted by the Company during 1997. Basic earnings per share is computed as net income available to common shareholders divided by the weighted average common shares outstanding and diluted earnings per share is computed as income before minority interests divided by the weighted average common shares outstanding plus the assumed conversion of the units held by minority interests. The adoption of FAS No. 128 did not have a material effect on prior years.

(3) Management considers funds from operations, ("FFO") to be a market accepted measure of an equity REIT's operating performance, which management believes reflects on the value of real estate companies such as the Company in connection with the evaluation of other measures of operating performances. All REITs do not calculate FFO in the same manner, therefore, the Company's calculation may not be the same as the calculation of FFO for similar REITs. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with generally accepted accounting principles, excluding gains or losses on operating properties, plus depreciation of real estate assets and amortization of franchise fees after adjustments for unconsolidated partnerships and joint ventures. FFO is considered a key measurement of the performance of a real estate investment trust. The Company has reported FFO for the period using the most recent NAREIT definition and therefore certain amounts for 1998 have been reclassified to conform to the 2000 presentation.

The following table computes FFO:

                                                         For the Years Ended December 31,
                                                         --------------------------------
                                        2000           1999         1998          1997          1996
                                     ----------    -----------   ----------    ----------    -----------
Net income applicable to
  holders of common shares           $    6,959    $     3,692   $     2,654   $      2,557  $     1,678
  Add (less):
Minority interest                           588            544           454            465          435
Loss on properties, net                     401            121           443              -            -
Depreciation and amortization             8,382          4,278         2,544          1,526          610
                                     ----------    ------------  -----------   ------------   ----------
Funds From Operations                $   16,330    $     8,635   $     6,095   $      4,548   $    2,723
                                     ==========    ===========   ===========   ============   ==========
FFO per share                        $     1.35    $      1.29   $      1.21   $       1.10   $     0.90
                                     ==========    ===========   ===========   ============   ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

     On October 26, 1999, the Company and Supertel consummated a merger pursuant to which Supertel was merged with and into the Company (the "Merger"). As a result of the Merger and in accordance with the provision of Accounting Principles Board Opinion No. 16, "Business Combinations," Supertel was considered the acquiring enterprise for financial reporting purposes. Accordingly, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains comparisons of Supertel's historical information for the years ended December 31, 2000, 1999 and 1998.

General

     The Company's principal source of revenue prior to the Merger was room revenue. Prior to the Merger, the Company was also responsible for all hotel expenses related to the normal operations of its Hotels. The Company's principal source of revenue after the Merger is from payments by the Lessee under the Percentage Leases. The Lessee is also responsible for the hotel expenses related to the normal operations of the Hotels. Therefore, the room revenue and other hotel revenues and hotel expenses related to the normal operations of Hotels are not reported after the date of the Merger for the Company. The principal determinants of Percentage Rent are the Hotels' room revenue, and to a lesser extent, other revenue. The Lessee's ability to make payments to the Partnerships under the Percentage Leases is dependent on the operations of the Hotels.

     On March 29, 2001, the Company announced that it was recently advised by the Lessee that it has incurred, and expects to continue to incur, losses from the leasing and operation of the Company's hotels. For the year ended December 31, 2000, the Lessee reported a net loss of approximately $2.4 million. The Lessee has cited contributing factors such as decreased hotel revenues, and increased hotel operating costs. The Lessee has indicated that hotel revenues have been negatively affected by higher energy costs, which have reduced transient travel, as well as by intense new competition and a downturn in economic conditions in a number of the Company's markets. The Lessee attributes the increase in hotel operating costs to higher utility costs and labor costs. As a result, the Lessee has informed the Company that, without a substantial reduction in the rent paid to the Company under the Percentage Leases, it will be unable to continue to lease and operate the Company's hotels.

     The Company's board of directors has formed a committee of independent directors to evaluate the information recently received from the Lessee. It is anticipated that the committee of directors will explore alternatives available to the Company, including but not limited to (i) formation of taxable REIT subsidiaries under the recently enacted REIT Modernization Act which permits taxable subsidiaries of the Company to act as lessee of the Company's hotels and engage third party management companies to manage the hotels, (ii) amendments to the existing leases to reduce the rent paid by the Lessee to the Company or to make other changes, and (iii) the sale of certain of the Company's hotels.

     Based on preliminary information received from the Lessee, the Company believes these matters could result in a substantial decline in the Company's funds from operations and net income. As a result, the Company's board of directors does not expect the Company to maintain its current monthly dividend rate beyond its previously announced $.077 per share monthly dividend payable on April 30, 2001 to shareholders of record on March 30, 2001. Although the Company anticipates it will continue to pay dividends to its shareholders, the Company has not yet determined the new lower dividend rate. Future dividends will be determined by the Company's board of directors based on the Company's actual results of operations, economic conditions, capital expenditure requirements and other factors which the board of directors deems relevant.

Results of Operations

Comparison of the year ended December 31, 2000 to the year ended December 31,
1999

     Total revenue for the twelve-month period ended December 31, 2000 was $33,195,000, a decrease of $16,441,000 or 33%, over total revenue of $49,636,000 for the year ended December 31, 1999. Hotel revenue and total revenue decreased for the year ended 2000 because the principal source of revenue changed on the

Comparison of the year ended December 31, 2000 to the year ended December 31, 1999 - Continued

Merger date (October 26, 1999) from room revenues and other hotel revenues to revenue from operating leases, resulting in lower hotel and total revenue and lower related hotel operating expenses.

     For the year ended December 31, 2000, the Lessee reported the following room revenue comparison. The average daily room rate was $50.39 in 2000, compared to $50.36 for 1999, a slight increase on a pro forma basis, assuming the companies had been combined for the full-years. Revenue per available room for 2000 decreased 1% to $32.78 from $33.23. Pro forma occupancy as a percentage of rooms available for the year ended 2000 was 65% versus 66% for the same period in 1999.

     There were no hotel operating expenses for the year ended 2000 compared to $26,269,000 for the year ended 1999. Hotel operating expenses decreased for the year ended 2000 because the principal source of revenue changed following the Merger date (October 26, 1999) from room revenues and other hotel revenues to revenue from operating leases, resulting in lower total revenue and no related hotel operating expenses.

     Interest expense increased by $6,246,000 for the year ended 2000 to $11,315,000, from $5,069,000 in 1999. The increase was primarily due to an increase in debt related to the Merger.

     Depreciation expenses for the year ended 2000 were $8,382,000 compared to $5,223,000 for the year ended 1999, an increase of $3,159,000. The increase in depreciation expense resulted from the increased net investment in hotel properties following the Merger.

     Property operating expenses for the year ended 2000 were $3,639,000 compared to $553,000 in 1999. As a result of the Merger, no hotel operating expenses were reported after October 26, 1999. Property operating expenses, which were reported after October 26, 1999, primarily include expenses for real estate taxes, property related insurance and land lease rents. Effective January 1, 2001, under the terms of the amended Percentage Leases, real estate taxes and property related insurance will no longer be reported by the Company as these items become the obligation of the Lessee with a corresponding reduction in the rent payable by the Lessee to the Company.

     General and administrative expenses for the year ended December 31, 2000 were $1,911,000 compared to $3,724,000 for the year ended 1999, a decrease of $1,813,000. The decrease primarily was related to the Merger which has resulted in the Lessee operating and managing the hotel properties.

     A loss on the sale or impairment of property was recorded for the years ended December 31, 2000 and 1999. This included a $1,300,000 impairment loss on properties in 1999 recognized as an impairment of fair value on the property in Bullhead City, AZ. The balance of loss on sale of property for the years ended December 31, 2000 and 1999 was a result of losses on sales of property assets.

     Net income for 2000 was $6,959,000 or $.62 per share, versus net income of $5,588,000, or $.93 per share, on a diluted basis for 1999.

Comparison of the year ended December 31, 1999 to the year ended December 31,
1998

     Total hotel revenue for the twelve-month period ended December 31, 1999 was $43,871,000, a decrease of $7,468,000 or 15%, over total hotel revenue of $51,339,000 for the year ended December 31, 1998. Total revenue for the twelve-month period ended December 31, 1999 was $49,636,000, a decrease of $1,821,000 or 4% over the total revenue of $51,457,000 for the twelve-month period ended December 31, 1998. Hotel revenue and total revenue decreased for the year ended 1999 because the principal source of revenue changed on the Merger date (October 26, 1999) from room revenues and other hotel revenues to revenue from operating leases, resulting in lower hotel and total revenue, and lower related hotel operating expenses.

     For the year ended December 31, 1999, the average daily room rate was $50.36, compared to $49.16 for 1998, an increase of 2% on a pro forma basis, assuming the companies had been combined for the full-years. Revenue per available room for 1999 increased slightly to $33.24 from $33.23. Pro forma occupancy as a percentage of rooms available for the year ended 1999 was 66%, versus 68% for the same period in 1998.

Comparison of the year ended December 31, 1999 to the year ended December 31, 1998 - Continued

     Hotel operating expenses for the year ended 1999 were $26,269,000, compared to $29,836,000 for the year ended 1998, a decrease of $3,567,000. Hotel operating expenses decreased for the year ended 1999 because the principal source of revenue changed on the Merger date (October 26, 1999) from room revenues and other hotel revenues to revenue from operating leases, resulting in lower total revenue and lower related hotel operating expenses.

     Interest expense increased by $947,000 for the year ended 1999 to $5,069,000, from $4,122,000 in 1998. The increase was primarily due to an increase in debt related to the Merger.

     Depreciation expenses for the year ended 1999 were $5,223,000, compared to $4,386,000 for the year ended 1998, an increase of $837,000. The increase in depreciation expense resulted from the increased net investment in hotel properties following the Merger.

     Property operating expenses for the year ended 1999 were $553,000 with no corresponding amount for 1998. As a result of the Merger, no hotel operating expenses were reported after October 26, 1999. Property operating expenses, which were reported after October 26, 1999, primarily include expenses for real estate taxes, property related insurance and land lease rents.

     General and administrative expenses for the year ended December 31, 1999 were $3,724,000, compared to $3,950,000 for the year ended 1998, a decrease of $226,000. The decrease primarily was related to the Merger which has resulted in the Lessee operating and managing the hotel properties.

     Supertel also incurred a one-time charge reported as a transaction expense of $708,000 in 1998 related to the terminated merger agreement with PMC Commercial Trust.

     A loss on sale or impairment of property was recorded for the years ended December 31, 1999 and 1998. This included a $1,300,000 impairment loss on properties in 1999 recognized as an impairment of fair value on the property in Bullhead City, AZ. The balance of loss on sale of property for the years ended December 31, 1999 and 1998 was a result of losses on sales of property assets.

     Net income for the year ended 1999 was $5,588,000, or $.93 per share, versus net income of $5,017,000, or $1.04 per share, on a diluted basis for the corresponding period in 1998.

Liquidity and Capital Resources

     Following the Merger, the Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnerships' cash flow. The Partnerships' principal source of revenue is rent payments received from the Lessee. The Lessee's obligations under the Leases are unsecured and the Lessee has a shareholder's deficit of approximately $3.2 million. The Lessee's ability to make rent payments, and the Company's liquidity, including its ability to make distributions to shareholders, is dependent on the Lessee's ability to generate sufficient cash flow from the operation of the Hotels.

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

Debt

     At December 31, 2000, the Company's outstanding debt was approximately $119.3 million and was secured by the Hotels (see attached Schedule III) as follows:

                                        Approximate
                                      Loan Balance at                        Maturity
Lender                                  12/31/2000          Interest Rate      Year         Other information
----------------------------------------------------------------------------------------------------------------------
US Bank Line of Credit                   $  5,000,000           8.40%           2001     Variable LIBOR+175-225,
                                                                                         Fixed at 60,90,180 days
US Bank E&P Term loan                    $ 12,500,000           8.31%           2004     15 Year Amortization
US Bank Term loan                        $  9,600,000           8.53%           2004     15 Year Amortization
First National Bank of Omaha             $ 14,600,000           8.40%           2009     20 Year Amortization
Firstar Bank                             $  6,500,000           8.30%           2004     20 Year Amortization
Marquette Capital Bank, N.A.             $ 25,800,000           8.81%           2003     20 Year Amortization
Bertha Wetzler Note                      $    700,000           9.25%           2009     Fully Amortizing
Mercantile Safe-Deposit &
  Trust Line of Credit                   $ 20,300,000           9.75%           2002     Variable, Prime + 25%
Fleet BankBoston Line of Credit          $ 11,200,000           7.79%           2001     Variable LIBOR+185-235-
                                                                                         $11.2M Swap Ceiling 7.79%
Susquehanna Bank                         $  4,900,000           7.75%           2009     Fixed*2004, Adjustable every
                                                                                         5 yrs. Index+275
Regions Bank, NA                         $  2,800,000           8.00%           2018     Fixed*2003,Adjustable
                                                                                         every 5 yrs.Index +250
Crestar Bank Bonds                       $  2,200,000           8.00%           2005     7.75% + fees = 8%
Peoples National Bank of
 Kewanee                                 $    700,000           8.50%           2014     14 Year Amortization
Security State Bank                      $    200,000           8.50%           2003     12 Year Amortization
First Citizens National Bank             $    600,000           8.45%           2012     20 Year Amortization
First Citizens National Bank             $    200,000           8.45%           2008      7Year Amortization
First Citizens National Bank             $    200,000           8.45%           2005      4Year Amortization
Union Planters Bank                      $    500,000           7.75%           2014     25 Year Amortization
SBA (c/o Iowa Business
 Growth Company)                         $    400,000           7.10%           2017     20 Year Amortization
SBA (c/o Iowa Business
 Growth Company)                         $    200,000           8.10%           2011     20 Year Amortization
SBA (c/o Iowa Business
 Growth Company)                         $    200,000           6.95%           2013     20 Year Amortization
                                      ---------------
Total                                    $119,300,000
                                      ===============

Inflation

     Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures have limited, and may in the future limit the Lessee's ability to raise room rates in the face of inflation, which may limit the Lessee's ability to pay Rent to the Company. Industry-wide average daily rates generally have failed to keep pace with inflation since 1987.

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

* means through

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risks and Sensitivity Analysis

     The Company is exposed to various market risks, including fluctuations in interest rates. To manage these natural business exposures, the Company has entered into derivative transactions. The Company does not hold or issue derivative instruments for trading purposes. These contracts are entered into with major financial institutions, thereby minimizing the risk of credit loss. The following analyses present the sensitivity of the market value, earnings and cash flows of the Company's financial instruments to hypothetical changes in the interest rates as if these changes occurred at December 31, 2000. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects that could impact the Company's business as a result of these changes in interest rates.

Interest Rate and Debt Sensitivity Analysis

     At December 31, 2000, the Company had debt totaling approximately $119,300,000, including fixed rate debt totaling approximately $82,800,000 and variable rate debt totaling approximately $36,500,000. Included in the variable rate debt is approximately $11,200,000 of debt subject to an interest rate swap agreement, which effectively changes the characteristics of the interest rate without actually changing the debt instrument. At December 31, 2000, the Company's interest rate swap agreement converted outstanding variable rate debt totaling approximately $11,200,000 to fixed rate debt for a period of time. At December 31, 2000, after adjusting for the effect of the interest rate swap agreement, the Company had fixed rate debt of approximately $94,000,000 and variable rate debt of $25,300,000. Assuming an interest rate of 9% at December 31, 2000, and holding other variables constant, the fair value of the fixed rate debt would decrease by approximately $3,000,000. For variable rate debt, interest rate changes do not affect the fair value of the debt but do impact future earnings and cash flows. The earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $253,000, holding other variables constant.

Item 8.  Financial Statements and Supplementary Data

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
     INDEPENDENT AUDITORS' REPORTS.........................................  22

     CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000 AND 1999..........  24

     CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED
     DECEMBER 31, 2000, 1999, AND 1998.....................................  25

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE

     YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998..........................  26

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
     ENDED DECEMBER 31, 2000, 1999 AND 1998................................  27

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................  29

     SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION..............  44

     NOTES TO SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION.....  47

                         INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Humphrey Hospitality Trust, Inc.

     We have audited the accompanying consolidated balance sheets of Humphrey Hospitality Trust, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended, and the financial statement schedule as of December 31, 2000. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. The consolidated statements of income, stockholder's equity and cash flows of Humphrey Hospitality Trust, Inc. and Subsidiaries (formerly Supertel Hospitality, Inc. and Subsidiaries) for the year ended December 31, 1998 were audited by other auditors whose report, dated January 20, 1999, expressed an unqualified opinion on those statements.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Humphrey Hospitality Trust, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. The financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                    REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
March 08, 2001, except for paragraphs 3, 4 and 5 of Note 9, which are as of March 29, 2001

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors and Stockholders
Humphrey Hospitality Trust, Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Supertel Hospitality, Inc. and subsidiaries (now Humphrey Hospitality Trust, Inc.) for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Supertel Hospitality, Inc. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

Omaha, Nebraska
January 20, 1999

                       Humphrey Hospitality Trust, Inc.
                          CONSOLIDATED BALANCE SHEETS
                          Decemeber 31, 2000 and 1999


                                                                           2000                           1999
                                                                     ----------------               ----------------
                                                  ASSETS
  Investment in hotel properties                                       $  206,569,000                 $  196,189,000
  Less accumulated depreciation                                            38,259,000                     30,190,000
                                                                      ---------------               -----------------
                                                                          168,310,000                    165,999,000

  Cash and cash equivalents                                                   228,000                        830,000
  Accounts receivable - Lessee                                              3,411,000                      4,177,000
  Prepaid expenses                                                             90,000                        237,000
  Deferred financing cost, net of accumulated amortization
    of $1,007,000 and $92,000                                               1,324,000                      2,095,000
  Other assets                                                                248,000                        412,000
                                                                      ---------------               -----------------

                    Total assets                                       $  173,611,000                 $  173,750,000
                                                                      ===============               ================

                                LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses                                $    2,887,000                 $    2,822,000
  Income taxes payable                                                              -                        850,000
  Dividends payable                                                           963,000                        903,000
  Long-term debt                                                          119,254,000                    118,973,000
  Other liabilities                                                           426,000                        488,000
                                                                      ---------------              -----------------

                    Total liabilities                                     123,530,000                    124,036,000
                                                                      ---------------               ----------------

MINORITY INTEREST                                                           5,088,000                      3,584,000
                                                                      ---------------              -----------------

COMMITMENTS AND CONTINGENCIES                                                       -                              -

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value,10,000,000 shares authorized;
    no shares issued and outstanding
  Common stock, $.01 par value, 25,000,000 shares authorized;
    11,173,543 shares issued and outstanding                                  112,000                        112,000
  Additional paid-in capital                                               50,532,000                     48,438,000
  Distributions in excess of retained earnings                             (5,651,000)                    (2,420,000)
                                                                      ---------------              -----------------

     Total shareholders' equity                                            44,993,000                     46,130,000
                                                                      ---------------              -----------------

     Total liabilities and shareholders' equity                        $  173,611,000                 $  173,750,000
                                                                      ===============              =================

                       Humphrey Hospitality Trust, Inc.
                       CONSOLIDATED STATEMENTS OF INCOME
                 Years ended December 31, 2000, 1999 and 1998


                                                                   2000                     1999                     1998
                                                          ----------------------    ---------------------    --------------------
Revenue
 Room revenue                                             $                    -    $          42,404,000    $         49,733,000
 Other hotel revenue                                                           -                1,467,000               1,606,000
                                                          ----------------------    ---------------------    --------------------
  Total hotel revenue                                                          -               43,871,000              51,339,000

Percentage lease revenue                                              32,844,000                5,656,000                       -
Other revenue                                                            351,000                  109,000                 118,000
                                                          ----------------------    ---------------------    --------------------
  Total revenue                                                       33,195,000               49,636,000              51,457,000
                                                          ----------------------    ---------------------    --------------------

Expenses
 Hotel operating expenses                                                      -               26,269,000              29,836,000
 Interest expense                                                     11,315,000                5,069,000               4,122,000
 Property operating expense                                            3,639,000                  553,000                       -
 Depreciation                                                          8,382,000                5,223,000               4,386,000
 General and administrative                                            1,911,000                3,724,000               3,950,000
 Transaction expense                                                           -                        -                 708,000
                                                          ----------------------    ---------------------    --------------------

  Total expenses                                                      25,247,000               40,838,000              43,002,000
                                                          ----------------------    ---------------------    --------------------

Income before minority interest, loss on
  sale of property and impairment loss
   and income taxes                                                    7,948,000                8,798,000               8,455,000

Loss on sale of property
  and impairment loss                                                    401,000                1,402,000                  93,000
Minority interest                                                        588,000                  113,000                       -
                                                          ----------------------    ---------------------    --------------------

Income before income taxes                                             6,959,000                7,283,000               8,362,000

Income taxes                                                                   -                1,695,000               3,345,000
                                                          ----------------------    ---------------------    --------------------


Net income                                                $            6,959,000    $           5,588,000    $          5,017,000
                                                          ======================    =====================    ====================

Basic earnings per common share                           $                 0.62    $                0.93    $               1.04
                                                          ======================    =====================    ====================

Diluted earnings per common share                         $                 0.62    $                0.93    $               1.04
                                                          ======================    =====================    ====================

                See notes to consolidated financial statements.

                       Humphrey Hospitality Trust, Inc.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                 Years ended December 31, 2000, 1999 and 1998

                                                                                          Distributions in
                                                                  Additional Paid             Excess of
                                         Common Stock               In Capital            Retained Earnings           Total
                                     ---------------------    ----------------------    ---------------------   ------------------
Balance at December 31, 1997         $              48,000    $           18,347,000     $         14,466,000   $       32,861,000

Exercise of share options                                -                    41,000                        -               41,000

Net income                                               -                         -                5,017,000            5,017,000
                                     ---------------------    ----------------------    ---------------------   ------------------

Balance at December 31, 1998                        48,000                18,388,000               19,483,000           37,919,000

Exercise of share options                            2,000                 1,942,000                        -            1,944,000

Issuance of shares in merger,
  net of registration costs                         62,000                31,855,000                        -           31,917,000

Adjustments to minority interest
  from issuance of common
  stock in merger                                        -                (3,602,000)                       -           (3,602,000)

Merger costs paid                                        -                  (145,000)                       -             (145,000)

Dividends declared                                       -                         -              (27,491,000)         (27,491,000)

Net income                                               -                         -                5,588,000            5,588,000
                                     ---------------------    ----------------------    ---------------------   ------------------

Balance at December 31, 1999                       112,000                48,438,000               (2,420,000)          46,130,000

Adjustments to minority
 interest from issuance of
 operating partnership units in
 acquisition                                             -                 2,094,000                        -            2,094,000

Dividends declared                                       -                         -              (10,190,000)         (10,190,000)

Net income                                               -                         -                6,959,000            6,959,000
                                     ---------------------    ----------------------    ---------------------   ------------------

Balance at December 31, 2000         $             112,000    $           50,532,000    $          (5,651,000)  $       44,993,000
                                     =====================    ======================    =====================   ==================

                See notes to consolidated financial statements.

                       Humphrey Hospitality Trust, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       December 31, 2000, 1999 and 1998

                                                                    2000                      1999                     1998
                                                                ------------             -------------            -------------
Cash flows from operating activities
Net income                                                      $  6,959,000             $   5,588,000            $   5,017,000
Adjustments to reconcile net income to net cash
provided by operating activities
 Depreciation                                                      8,382,000                 5,223,000                4,386,000
 Amortization of loan costs                                        1,042,000                   355,000                   66,000
 Minority interest                                                   588,000                   113,000                        -
 Loss on sale of hotel                                               401,000                   102,000                   93,000
  properties
 Impairment loss                                                           -                 1,300,000                        -
 Deferred income taxes                                                     -                  (926,000)                 411,000
(Increase) decrease in assets
  Accounts receivable                                                766,000                  (777,000)                (271,000)
  Prepaid expenses and other current assets                          147,000                    80,000                  105,000
  Recoverable income taxes                                                 -                         -                  149,000
  Other assets                                                       164,000                   269,000                        -
Increase (decrease) in liabilities
  Accounts payable                                                    65,000                (5,040,000)                 599,000
  Income taxes payable                                              (850,000)                  642,000                  208,000
  Other liabilities                                                  (62,000)                  (39,000)                 405,000
                                                                ------------             -------------            -------------

  Cash provided by operating activities                           17,602,000                 6,890,000               11,168,000
                                                                ------------             -------------            -------------

Cash flows from investing activities
Additions to hotel properties                                     (6,024,000)               (4,626,000)              (5,348,000)
Acquisition costs paid, net of cash received                               -                  (692,000)                       -
Increase in intangibles and other assets                                   -                         -                  (37,000)
Proceeds from sale of property and equipment                       1,974,000                    25,000                   13,000
                                                                ------------             -------------            -------------

  Cash used in investing  activities                              (4,050,000)               (5,293,000)              (5,372,000)
                                                                ------------             -------------            -------------

Cash flows from financing activities
Repayments of long-term debt                                      (6,252,000)              (61,664,000)             (51,077,000)
Proceeds from long-term debt                                       3,326,000                76,264,000               47,262,000
Other financing sources                                                    -                         -                  (33,000)
Payment of financing fees                                           (198,000)               (1,556,000)                       -
Merger costs paid                                                          -                  (145,000)                       -
Proceeds from issuance of common stock, net                                -                 1,944,000                   41,000
Dividends and distributions paid                                 (11,030,000)              (27,131,000)                       -
                                                                ------------             -------------            -------------

  Cash used in financing activities                              (14,154,000)              (12,288,000)              (3,807,000)
                                                                ------------             -------------            -------------
  (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                      (602,000)              (10,691,000)               1,989,000

Cash and cash equivalents at beginning of year                       830,000                11,521,000                9,532,000
                                                                ------------             -------------            -------------

Cash and cash equivalents at end of year                        $    228,000             $     830,000            $  11,521,000
                                                                ============             =============            =============

                       Humphrey Hospitality Trust, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
                       December 31, 2000, 1999 and 1998



                                                                         2000                    1999                    1998
                                                                     ------------             -----------            -----------
Supplemental cash flow information
----------------------------------
 Cash paid during the year for:
   Interest (net of amortization of $1,042,000, $355,000,
   and $66,000, respectively, and interest capitalized
    of $12,000 in 1998)                                              $ 10,637,000             $ 4,588,000            $ 4,136,000
                                                                     ============             ===========            ===========

   Income taxes                                                      $    734,000             $ 1,979,000            $ 2,817,000
                                                                     ============             ===========            ===========

Non-cash investing and financing activities:
--------------------------------------------

During 2000, Humphrey Hospitality Limited Partnership (HHLP) issued 18,512 in common operating partnership units valued at approximately $144,000, to the Lessee in conjunction with their facilitation of the Marquette refinancing, and the acquisition and financing transactions referred to above. Deferred financing costs increased by approximately $73,000 and investments in hotel properties increased by approximately $71,000 as a result of this issue of operating partnership units.

During 2000, the Company acquired 5 hotels in exchange for 376,434 shares of preferred common stock and assumption of debt. The assets acquired and liabilities assumed at fair value are as follows:

Fair value of hotel properties acquired                            $  7,338,000
Fair value of debt assumed                                           (3,207,000)
Fair value of minority interest                                      (3,844,000)
                                                                   ------------
Fair value of net assets acquired                                  $    287,000
                                                                   ============

During 1999, the Company acquired 25 hotels pursuant to a merger in exchange for 6,541,843 shares of common stock and the assumption of indebtedness; the assets acquired and liabilities assumed at fair value are as follows:

Fair value of hotel properties acquired                           $  74,248,000
Fair value of other assets acquired                                   3,681,000
Fair value of liabilities assumed                                    (3,302,000)
Fair value of debt assumed                                          (42,711,000)
                                                                  -------------
Fair value of net assets acquired                                 $  31,916,000
                                                                  =============

Dividends totaling approximately $963,000 and $903,000 (including approximately $102,000 and $65,000, respectively, to minority interest holders) were declared and are payable as of December 31, 2000 and 1999, respectively.

                See notes to consolidated financial statements.

                       Humphrey Hospitality Trust, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998


Note 1.   Organization and Summary of Significant Accounting Policies

          Humphrey Hospitality Trust, Inc. (HHTI) was incorporated on August 23, 1994. The Company is a self-administered real estate investment trust (REIT) for federal income tax purposes. As of December 31, 2000, Humphrey Hospitality Trust, Inc., through various wholly-owned subsidiaries (collectively, the Company), owns a controlling interest in 92 existing limited service hotels (containing approximately 6,400 rooms) located in 19 states.

          On October 26, 1999 (date of acquisition), HHTI completed a merger with Supertel Hospitality, Inc. (Supertel). Supertel owned and operated limited service hotel properties under the Super 8, Comfort Inn, and Wingate Inn franchises located primarily in the Midwest and Texas. Under the merger agreement, HHTI exchanged 1.3 shares of HHTI common stock for each share of Supertel common stock. The merger was accounted for as a purchase for financial reporting purposes and in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations," Supertel was considered the acquiring enterprise for financial reporting purposes. Accordingly, the operating results of HHTI have been included in the Company's financial statements since the date of acquisition. The Company established a new accounting basis for HHTI's assets and liabilities based on their fair values. Prior to the date of acquisition, the financial statements of the Company include the hotel operations and historical information of Supertel; subsequent to the date of acquisition, the hotel operations of Supertel were leased to Supertel Hospitality Management, Inc. and are no longer reflected in the Company's operating results. The Company has included expenditures related directly to the merger and acquisition as part of the cost of acquiring HHTI's assets. Expenditures incurred in connection with the registration of the common stock issued in the merger have been reflected as a reduction of paid in capital.

          The merger agreement provided for the stockholders of Supertel to receive a pre-closing dividend of Supertel's earnings and profits, which was paid by Supertel on October 25, 1999, in the amount of $5.13 per share. Under the merger agreement, HHTI acquired the hotel assets of Supertel, consisting of 63 hotels (containing 4,558 rooms) and one office building, all of which are leased to Supertel Hospitality Management, Inc., a subsidiary of Humphrey Hospitality Management, Inc. (collectively, the Lessee). The Lessee also leases and manages 29 other hotels owned by HHTI.

          In October 2000, HHLP issued 376,434 preferred operating partnership units, assumed approximately $3.2 million in debt and paid approximately $171,000 in a transaction totaling approximately $7.3 million for the acquisition of four hotels in Iowa and one hotel in Illinois, each of which is a Super 8 hotel. The preferred operating partnership units are convertible into common operating partnership units on a one for one basis and, following such conversion, are redeemable, at the option of the holder, for common shares in the Company, or for cash at $10 per share. The preferred operating partnership units receive a preferred dividend distribution of $1.10 per unit annually, payable on a monthly basis. Redemption of the units is restricted until October 2002.

Principles of Consolidation
---------------------------

          The consolidated financial statements include the accounts of Humphrey Hospitality Trust, Inc., its wholly-owned subsidiaries, Humphrey Hospitality REIT Trust, E & P REIT Trust, and E & P Financing Limited Partnership (EPFLP), and its majority owned subsidiaries, Humphrey Hospitality Limited Partnership and Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the Partnerships). Humphrey Hospitality REIT Trust owned an 89.84% interest in HHLP, which owned a 99% general partnership interest in SBILP, with HHTI owning the 1% limited partnership interest. For the year ended December 31, 1998, the consolidated financial statements herein include the accounts of Supertel Hospitality, Inc. and its wholly-owned subsidiaries, which were Simplex, Inc. and Motel Developers, Inc. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

                       Humphrey Hospitality Trust, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       December 31, 2000, 1999 and 1998


Note 1.   Organization and Summary of Significant Accounting Policies
          (Continued)

Use of Estimates
----------------

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

Investment in Hotel Properties
------------------------------

          The hotel properties are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 20 to 40 years for buildings and 5 to 12 years for furniture, fixtures and equipment. Maintenance and repairs are generally the responsibility of the Lessee. Major replacements, renewals and improvements are capitalized. Upon disposition, both the asset and accumulated depreciation accounts are removed and the related gain or loss is credited or charged to income.

          The Company reviews the carrying value of each hotel property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property, or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows of the specific hotel property and determines if the investment in the hotel property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment is made to the carrying value of the hotel property based on the discounted future cash flows. The Company does not believe that there are any current facts or circumstances indicating impairment of any of its investment in hotel properties, except as disclosed in Note 2.

Cash and Cash Equivalents
-------------------------

          Cash and cash equivalents include cash and various highly liquid investments with original maturities of three months or less when acquired, and are carried at cost which approximates fair value.

Deferred Financing Costs
------------------------

          Deferred financing costs are amortized using the straight-line method, which approximates the effective interest method, over the terms of the respective loans. The unamortized balance of loan costs associated with retired debt is expensed upon repayment of the related debt.

          During 1999, the Company changed its classification of amortization of deferred loan costs. The Company previously classified amortization of deferred loan costs as part of depreciation and amortization in the consolidated statements of operations. During 2000 and 1999, such amortization has been included in interest expense; accordingly, the prior years' interest and depreciation and amortization expense amounts have been reclassified to reflect this change.

                       Humphrey Hospitality Trust, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       December 31, 2000, 1999 and 1998


Note 1.   Organization and Summary of Significant Accounting Policies
          (Continued)

Revenue Recognition
-------------------

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

Minority Interest
-----------------

          Minority interest represents the proportionate share of the Company's equity held by various individuals and companies possessing ownership in HHLP. The minority interest equaled 10.16% at December 31, 2000. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year.

Income Taxes
------------

          The Company intends to continue to qualify as a REIT under the Internal Revenue Code. Accordingly, no provision for Federal income taxes has been reflected in the financial statements. Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for Federal tax purposes in the estimated useful lives and methods used to compute depreciation. During 2000, 26% of the distributions made were considered to be a return of capital for Federal income tax purposes.

          Prior to October 26, 1999, income taxes were accounted for under the asset and liability method. Deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences were expected to be recovered or settled. Deferred taxes were eliminated after the merger.

Earnings Per Share
------------------

          Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period and dilutive potential common shares outstanding during the period.

Concentration of Credit Risk
----------------------------

          The Company maintains its deposits, including its repurchase agreements, with three major banks. At December 31, 2000, the balance reported by two banks exceeded the federal depository insurance limit, however, management believes that no significant concentration of credit risk exists with respect to the uninsured portion of these cash balances.

                       Humphrey Hospitality Trust, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       December 31, 2000, 1999 and 1998


Note 1.   Organization and Summary of Significant Accounting Policies
          (Continued)

Disclosures About Fair Value of Financial Instruments
-----------------------------------------------------

          The carrying amounts for cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these instruments. Management believes that the carrying amounts of the Company's mortgages and bonds payable approximate fair value as of December 31, 2000, as there was no significant change in the market rate of interest between that date and the dates of the respective mortgages and bonds.

Note 2.   Investment in Hotel Properties


          Investment in hotel properties consisted of the following at December 31, 2000 and 1999:

                                                       December 31,
                                             ------------------------------

                                                  2000             1999
                                             ------------------------------

          Land                               $  23,981,000    $  23,907,000
          Buildings and improvements           148,126,000      141,589,000
          Furniture and equipment               31,853,000       28,758,000
          Vehicles                                 271,000          278,000
          Construction-in-progress               2,338,000        1,657,000
                                             ------------------------------

                                             $ 206,569,000    $ 196,189,000
                                             ==============================

          During 1999, the Company recognized an impairment loss of approximately $1,300,000 on its hotel property located in Bullhead City, Arizona.

Note 3.   Dividends Payable

          On October 19, 2000, the Company declared a $.077 dividend on each share of common stock and common operating partnership unit and a $.092 dividend on each preferred operating partnership unit outstanding on December 30, 2000. The dividends (including the distributions to minority interest partners) were paid on January 31, 2001.

Note 4.   Long-Term Debt

          Long-term debt at December 31, 2000 and 1999, consisted of the following bonds, notes and mortgages payable:

                                                                                       2000              1999
                                                                                  ---------------   ---------------
Mortgage loan payable to Bertha Wetzler, evidenced by a promissory note dated
November 1, 1994, in the amount of $1,240,000. The note bears interest at 9.25%
per annum payable in monthly installments of principal and interest totaling approximately $14,000 through maturity on November 1, 2009, when the outstanding
principal balance and accrued interest are due.                                           730,000           820,000

                       Humphrey Hospitality Trust, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       December 31, 2000, 1999 and 1998


Note 4.   Long-Term Debt (Continued)

                                                                                       2000              1999
                                                                                  ---------------   ---------------
Bonds payable with interest at 8.5% per annum, maturing in varying amounts
through November 1, 2005.                                                               2,149,000         2,220,000

Mortgage loan payable to Regions Bank, N.A., evidenced by a promissory note dated August 5, 1998, in the amount of $3 million. The note bears interest during the initial five-year period at 8.00% per annum and thereafter during the remaining term at a rate equal to 250 basis points over the index rate as defined in the promissory note. The interest rate will be adjusted every fifth anniversary. Monthly principal and interest payments of approximately $25,300, are payable through maturity on August 5, 2018, when the remaining principal and
accrued interest are due.                                                               2,840,000         2,915,000

Mortgage loan payable to Susquehanna Bank evidenced by a promissory note dated
February 8, 1999, in the amount of approximately $5 million. The note bears interest during the initial five-year period at 7.75% per annum and thereafter during the remaining term at a rate equal to 275 basis points over the index rate as defined in the promissory note. The interest rate will be adjusted on the fifth anniversary. Monthly principal and interest payments of approximately
$38,000 are payable through maturity on February 8, 2009, when the remaining
principal and accrued interest are due.                                                 4,930,000         5,003,000

Mortgage loans payable to Marquette Capital Bank, N.A. ($16 million) and Bremer
Bank, National Association ($10 million) evidenced by promissory notes dated
October 22, 1999. The notes bear interest at 8.81% per annum, payable monthly with the outstanding principal and accrued interest payable in full on July 22,
2003.                                                                                  25,750,000        25,937,000

Mortgage loan payable to First National Bank of Omaha evidenced by a promissory note in the amount of $15 million dated October 20, 1999. The note bears interest at 8.4% per annum payable monthly with the outstanding principal and
accrued interest payable in full on November 1, 2009.                                  14,645,000        14,976,000


Term loan credit facility from U.S. Bank National Association evidenced by a promissory note in the amount of $13 million dated October 20, 1999. The note bears interest at 8.31% per annum through October 20, 2002 and LIBOR plus 2.25%
thereafter. Principal and interest are payable monthly based on a fifteen-year amortization period with the outstanding principal and accrued interest payable
in full on October 15, 2004.                                                           12,488,000        12,980,000

Term loan credit facility from U.S. Bank National Association evidenced by a promissory note in the amount of $10 million dated October 20, 1999. The note bears interest at 8.53% per annum. Principal and interest are payable in monthly installments of approximately $100,000 with the outstanding principal and
accrued interest payable in full on October 15, 2004.                                   9,614,000         9,986,000

                       Humphrey Hospitality Trust, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 2000, 1999 And 1998

Note 4.  Long-Term Debt (Continued)                                      2000             1999
                                                                    ----------------  -----------
Revolving credit facility from U.S. Bank National Association evidenced by a promissory note dated October 30, 1999 in the amount of $7 million ($5 million thereafter). The note bears interest at LIBOR plus 1.75% per annum (8.55% at December 31,
2000) payable monthly with the outstanding principal and accrued
interest payable in full on October 15, 2001.                            4,955,000      4,955,000

Mortgage loan payable to Firstar Bank evidenced by a promissory note in the amount of $6.7 million dated October 20, 1999. The note bears interest at 8.3% per annum.  Principal and interest are payable in monthly installments of $58,000 with the outstanding
principal and accrued interest payable in full on October 31, 2004.      6,494,000      6,630,000

Mortgage loans payable to First Citizens National Bank evidenced by promissory notes in the amounts of approximately $611,000,
$221,000 and $164,000,  all assumed on October 19, 2000. The notes bear interest at 8.45% per annum with interest rates locked
through November 11, 2005.  Principal and interest payments are due in monthly installments of approximately $5,000, $4,000 and
$3,000 maturing July 20, 2012, February 1, 2008 and February 1,
2005, respectively.                                                        978,000              -

Mortgage loan payable to Peoples National Bank of Kewanee evidenced by a promissory note in the amount of approximately $690,000 assumed on October 20, 2000.  The note bears interest at 8.5% per annum with the interest rate locked until 2005. Principal and interest payments are due in monthly installments of approximately
$7,000 maturing October 1, 2014.                                           681,000              -

Mortgage loan payable to Security State Bank evidenced by a
promissory note in the amount of approximately $209,000 assumed on
October 20,2000.  The note bears interest at 8.5% per annum with the interest rate locked until 2003. Principal and interest
payments are due in monthly installments of approximately $2,000 with the outstanding principal and interest payable in full on
July 1, 2003.                                                              206,000              -

Mortgage loan payable to Union Planters Bank evidenced by a
promissory note in the amount of approximately $446,000 assumed on
October 23,2000.  The note bears interest at 7.75% per annum.
Principal and interest payments are due in monthly installments of
approximately $4,000 maturing October 1, 2014.                             446,000              -

Mortgage loans payable to Small Business Administration, c/o Iowa
Business Growth Company evidenced by promissory notes in the amounts of approximately $373,000, $248,000 and $245,000, all assumed on October 23, 2000, October 19, 2000 and October 20,
2000, respectively. The notes bear interest at 8.12%, 8.95%, and
7.8% per annum, respectively.  Principal and interest payments are due in monthly installments of approximately $4,000, $3,000 and
$3,000 maturing January 1, 2017, December 11, 2011 and May 1,
2013, respectively.                                                        857,000              -

                       Humphrey Hospitality Trust, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 2000, 1999 and 1998

Note 4.  Long-Term Debt (Continued)                                        2000            1999
                                                                    -----------------  --------------
Mortgage loan payable to Fleet BankBoston, N.A. under the terms of a $20 million line of credit.  The terms of the line of credit require monthly installments of interest only at the base rate as determined in accordance with the loan agreement (7.67% at
December 31, 2000).  The loan agreement requires payment of an annual fee of $20,000 plus a quarterly fee ranging from .15% to
 .25% of the unused credit facility.  The outstanding principal balance plus any accrued interest are payable in full on September
1, 2001.                                                                  11,151,000       11,151,000

Mortgage loan payable to Mercantile Safe Deposit and Trust Company under the terms of a $25.5 million line of credit.  The terms of the line of credit require monthly installments of interest only at the prime rate plus .25% (9.75% per annum as of December 31,
2000).  The outstanding principal plus accrued interest are
payable in full in April 2002.                                            20,340,000       21,400,000
                                                                    -----------------  --------------
                                                                        $119,254,000     $118,973,000
                                                                    =================  ==============

     The long-term debt is secured by most of the Company's hotel properties. In addition, as of December 31, 2000, the first $2 million outstanding on the Company's Mercantile line is guaranteed jointly and severally by the Company and Mr. Humphrey. Also, Messrs. Schulte and Borgmann guaranteed, jointly and severally with the Company, the payment of interest and principal on $5 million of the Company's outstanding long-term debt. The Company's debt agreements contain requirements as to the maintenance of minimum levels of debt service coverage and loan-to-value ratios and net worth, and place certain restrictions on distributions.

The Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on certain variable long-term debt. At December 31, 2000, the Company had an outstanding swap agreement with Fleet BankBoston, N.A. having a notional balance of approximately $11.2 million, maturing September 1, 2001. The agreement effectively changes the Company's interest rate exposure on the BankBoston, N.A. line of credit due September 1, 2001, to a fixed rate of 7.79%. The Company is exposed to credit losses in the event of nonperformance by the bank related to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the bank. Amounts receivable or payable under the swap agreement are accounted for as adjustments to interest expense on the related debt.

     In September 2000, the Company recognized a $470,000 charge to interest expense for the refinancing and modification of its Marquette Bank loan.

     On October 26, 1999, the Company recognized a loss of $208,000 due to the write-off of unamortized deferred loan costs in conjunction with refinancing certain Supertel credit facilities as a result of the merger.

    Aggregate annual principal payments and payments to bond sinking funds for the five years following December 31, 2000, and thereafter are as follows:


               December 31, 2001                 $ 18,544,000
                            2002                   34,407,000
                            2003                   26,464,000
                            2004                   15,427,000
                            2005                    2,410,000
                      Thereafter                   22,002,000
                                                -------------
                                                 $119,254,000
                                                =============

                       Humphrey Hospitality Trust, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 2000, 1999 and 1998

Note 5.   Income Taxes

          Income tax expense for the years ended December 31, 1999, and 1998 consists of the following:

                                                        1999                1998
                                                  ----------------    ----------------

     Current
               Federal                                  $2,119,000          $2,375,000
               State                                       502,000             559,000
                                                  ----------------    ----------------
                                                         2,621,000           2,934,000
                                                  ----------------    ----------------
     Deferred
               Federal                                    (772,000)            345,000
               State                                      (154,000)             66,000
                                                  ----------------    ----------------
                                                          (926,000)            411,000
                                                  ----------------    ----------------
                                                        $1,695,000          $3,345,000
                                                  ================    ================

     Income tax expense is reconciled with income taxes computed at the Federal statutory rate of 34% for the years ended December 31, 1999 and 1998 as follows:

                                                       1999                 1998
                                                ------------------    ----------------

     Tax expense computed
       at the Federal statutory rate                    $2,515,000          $2,843,000
     State income tax, net
       of Federal tax effect                               331,000             412,000
     Elimination of deferred income taxes                 (926,000)                  -
     Stock based compensation                             (144,000)                  -
     Other                                                 (81,000)             90,000
                                                ------------------    ----------------
                                                        $1,695,000          $3,345,000
                                                ==================    ================

     In conjunction with the merger and related transactions, the Company had several significant events that affect income tax-related balances for the year ended December 31, 1999. These events are summarized as follows:

 o After the merger, the combined entity will qualify as a REIT for tax purposes. REITs are generally not subject to Federal income taxes, provided they comply with various requirements necessary to maintain REIT status. Since the Company expects to maintain its REIT status, the tax effect of cumulative temporary differences as of October 26, 1999, has been reversed as a credit to deferred income tax expense and a reduction in deferred income taxes payable. This reversal reduced deferred income taxes payable by approximately $926,000 as of October 26, 1999.

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

                       Humphrey Hospitality Trust, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       December 31, 2000, 1999 and 1998

Note 6.   Earnings Per Share

          The following is a reconciliation of the income (numerator) and weighted average shares (denominator) used in the calculation of basic earnings per common share and diluted earnings per common share in accordance with SFAS No. 128, Earnings Per Share:

                                                                  Years ended December 31,
                                                 ------------------------------------------------------
                                                     2000                 1999                 1998
                                                 ------------         ------------         ------------
       Basic earnings per common share:
        Net income                               $  6,959,000         $  5,588,000         $  5,017,000
        Weighted average number of
         shares of common stock
         outstanding                               11,173,543            6,002,512            4,841,403
                                                 ------------         ------------         ------------

                                                 $       0.62         $       0.93         $       1.04
                                                 ============         ============         ============

       Diluted earnings per common share
        Net income                               $  6,959,000         $  5,588,000         $  5,017,000
        Minority interest                             588,000              113,000                    -
                                                 ------------         ------------         ------------

        Adjusted income                          $  7,547,000         $  5,701,000         $  5,017,000
                                                 ============         ============         ============

        Weighted average number of
         shares of common stock
         outstanding                               11,173,543            6,002,512            4,841,403
        Common stock equivalents
         Operating partnership units                  944,260              157,008                    -
                                                 ------------         ------------         ------------

        Total weighted average number
         of diluted shares of common
         stock outstanding                         12,117,803            6,159,520            4,841,403
                                                 ============         ============         ============

                                                 $       0.62         $       0.93         $       1.04
                                                 ============         ============         ============

Note 7.   Commitments and Contingencies and Related Party Transactions

          As of December 31, 2000, James I. Humphrey, Jr., Humphrey Associates, Inc., Humphrey Development, Inc. and Humphrey Hospitality Management, Inc. (collectively, the Humphrey Affiliates) own a combined total of 727,310 units of limited partnership interest in HHLP.

          Pursuant to the Humphrey Hospitality Limited Partnership Agreement (the Partnership Agreement), the Humphrey Affiliates have redemption rights, which will enable them to cause HHTI to redeem their interests in the partner ship in exchange for shares of common stock or for cash at the election of the Company. The Humphrey Affiliates may exercise the redemption rights at any time. At December 31, 2000, the number of shares of common stock issuable to the Humphrey Affiliates and non-affiliated unit holders upon exercise of the redemption rights is 727,310 and 535,940, respectively. The

                       Humphrey Hospitality Trust, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       December 31, 2000, 1999 and 1998

Note 7.   Commitments and Contingencies and Related Party Transactions
          (Continued)

number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the Humphrey Affiliates, non-affiliated unit holders or the shareholders of the Company.

          In October 2000, HHLP issued 376,434 preferred operating partnership units for the acquisition of four hotels in Iowa and one hotel in Illinois.

          The Company is the general partner of HHLP (which is a general partner of SBILP) and EPFLP and as such, is liable for all recourse debt of the Partnerships to the extent not paid by the Partnerships. In the opinion of management, the Company does not anticipate any losses as a result of its general partner obligations.

          As of December 31, 2000, the Company has entered into percentage leases (Percentage Leases) relating to 92 owned hotel properties (the Hotels) with Humphrey Hospitality Management, Inc. and its wholly-owned subsidiary, Supertel Hospitality Management, Inc. (collectively, the Lessee). Each such lease has a term of 10 years, with a five-year renewal option at the option of the Lessee. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay a fixed rent and certain other additional charges and is entitled to all profits from the operations of the Hotels after the payment of certain specified operating expenses. The percentage rents are based on a percentage of gross room revenue and other revenue. Also pursuant to the terms of the Percentage Leases, the Company is required to make available to the Lessee an amount equal to 6% of room revenue on a quarterly, cumulative basis for capital improvements and refurbishments. Effective October 26, 1999, the Company executed a 10-year lease with Supertel Hospitality Management, Inc. for an office building located in Norfolk, Nebraska. The lease provides for an annual rent of $100,000 increasing annually 2.5%. The Company has future lease commitments from the Lessee through October 2010. The Percentage Leases have been amended effective January 1, 2001 and provide for identical monthly percentage lease payment terms for all of the Company's Hotels. One of the most significant changes in the lease terms involves transferring the financial responsibility of paying property taxes and insurance to the Lessee. Currently, the Lessee pays all expenses directly related to the operations of the Hotels except property taxes and insurance. The percentage lease revenue calculation, on the Company's current portfolio of hotels, will be amended to reduce lease revenues by approximately $4 million annually. This reduction will permit the Lessee to pay property tax and insurance expenses on the current Hotels of approximately $4 million annually. Another change in the lease terms involves modifying the quarterly, semi-annual and annual lease payment calculations into identical monthly percentage lease amounts while maintaining current monthly base rent amounts. The new monthly percentage lease calculation is based upon 17.9% of room revenues for each Hotel in the portfolio.

          As further described in Note 9, the Lessee informed the Company that without a substantial reduction in the rent paid to the Company under the Percentage Leases, it will be unable to continue to lease and operate the Company's hotels. Among other alternatives (see Note 9), the Company may renegotiate the Percentage Leases with the Lessee.

          Minimum future rental income under these non-cancelable operating leases at December 31, 2000 is as follows:

                                  Years ending
                                  December 31,                  Rents
                          --------------------          ------------------

                                          2001          $    15,561,000
                                          2002               15,561,000
                                          2003               15,561,000
                                          2004               15,455,000
                                          2005               14,259,000
                                    Thereafter               46,818,000
                                                        ------------------

                          Total minimum lease payments  $   123,215,000
                                                        ==================

                       Humphrey Hospitality Trust, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       December 31, 2000, 1999 and 1998


     Note 7. Commitments and Contingencies and Related Party Transactions (Continued)

     The Company earned base rents of $15,213,000 and $2,662,000, and percentage
rents of $17,631,000 and   $2,994,000 for the years ended December 31, 2000 and
1999, respectively. As of December 31, 2000 and 1999, the amount due from the Lessee for lease payments, net of intercompany payables, totaled $3,411,000 and $4,177,000, respectively.

     On September 26, 2000, the Board of Directors approved a Financial and Administrative Services Agreement (the "New Agreement") which combined the terms of the existing Services Agreement, Acquisition and Finance Fee Agreement, and Capital Fee Agreement. The New Agreement was effective retroactively to January 1, 2000.

     The Lessee provides the Company with accounting and securities reporting services pursuant to a services agreement, now combined into the New Agreement. Under the New Agreement, the Lessee will provide additional real estate portfolio management and administrative services for a total annual fee of $1,050,000, up $750,000 from the previous annual fee of $300,000. For the year ended December 31, 2000, the Company paid $1,050,000 in administrative fees pursuant to the New Agreement. For the period subsequent to the Merger from October 26, 1999 through December 31, 1999, the Company paid $50,000 pursuant to the Services Agreement.

     The Lessee also provides capital improvement supervisory services to the Company pursuant to the terms of the Capital Fee Agreement, now combined into the New Agreement. Fees for such services equal 9% of the total cost of the capital improvements, including furniture, fixture, and equipment purchases.
For the year ended December 31, 2000, the Company incurred related fees totaling approximately $587,000. For the period subsequent to the Merger, from October 26, 1999 through December 31, 1999, the Company incurred related fees totaling approximately $21,000.

     Effective May 25, 2000, the Lessee and the Company entered into a Financial Services Agreement, now combined into the New Agreement, which generally pays the Lessee for services related to acquiring, disposing and financing Company property. The fee, payable in common operating partnership units in Humphrey Hospitality Limited Partnership, is equal to 1% of the gross sales price for acquisitions or dispositions, and .25% of the financing amount. The payment of any such fees is due within 60 days of the respective closing date. As a result of financing and acquisition activity during the year, the Lessee, under the terms of the New Agreement, earned a total fee of approximately $144,000. The fee was paid through the issuance of 18,512 shares of common operating partnership units to the Lessee.

     The Hotels are operated by the Lessee under franchise agreements that may be terminated by either party on certain anniversary dates as specified in the agreements. The agreements require annual payments for franchise royalties, reservation and advertising services based upon percentages of gross room revenue, which are paid by the Lessee.

     The Company assumed a land lease agreement in conjunction with the purchase of the Best Western Hotel, Harlan, Kentucky. The lease requires monthly payments of the greater of $2,000 or 5% of room revenue through November 2091. The Company also assumed a land lease agreement in conjunction with the purchase of the Comfort Inn, Gettysburg, Pennsylvania. The lease requires an annual payment of $35,000 through May 2025. For the year ended December 31, 2000, land lease expense totaled approximately $78,000 and is included in property operating expense. For the period from October 26, 1999 through December 31, 1999, land lease expense totaled approximately $12,000 and is included in property operating expense.

     During 2000, the Company contracted with Unit Services, Inc., a company affiliated with Mr. Humphrey, to perform rehabilitation work on certain hotels. The total amount incurred and paid related to the services performed was approximately $292,000.

                       Humphrey Hospitality Trust, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       December 31, 2000, 1999 and 1998


Note 7.   Commitments and Contingencies and Related Party Transactions
          (Continued)

          As of December 31, 2000, the future minimum lease payments applicable to non-cancelable land leases are as follows:

                    Years ending December 31, 2001         $   59,000
                                              2002             59,000
                                              2003             59,000
                                              2004             59,000
                                              2005             59,000
                                        Thereafter          2,743,000
                                                           ----------

                                                           $3,038,000
                                                           ==========

Note 8.   Capital Stock

          The Company's common stock is duly authorized, fully paid and nonassessable. Subject to preferential rights of any other shares or series of shares of capital stock, common shareholders are entitled to receive dividends if and when authorized and declared by the Board of Directors of the Company out of assets legally available therefore and to share ratably in the assets of the Company legally available for distribution to its shareholders in the event of its liquidation, dissolution or winding up after payment of, or adequate provision for, all known debts and liabilities of the Company. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of shareholders. See Note 7 for a discussion of the units issued and the redemption rights of minority interest shareholders with respect to 1,263,250 units that are redeemable on a one-for-one basis for shares of common stock. The total market value of these units at December 31, 2000, based on the last reported sales price of the common stock on The Nasdaq National Market of $7.063, was approximately $8.92 million.

          The Board of Directors is authorized to provide for the issuance of 10 million shares of preferred stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restriction thereof. As of December 31, 2000 and 1999, no preferred stock was issued.

          Presently, members of the Board of Directors own approximately 22% of the Company's outstanding common stock.

Note 9.   Subsequent Events

          Pursuant to the new lease agreements effective January 1, 2001, further described in Note 7, the Lessee assumed the liability to pay real estate taxes and property related insurance. The Company has transferred approximately $1.8 million to the Lessee representing the liability for year 2000 real estate taxes.

          Effective March 1, 2001, a nonaffiliated common unit holder exchanged 27,288 shares of common operating partnership units for the same amount of Company common stock. This increased the shares of common stock outstanding to 11,200,831, increased shareholders equity by approximately $200,000 and decreased minority interest by approximately $200,000.

                       Humphrey Hospitality Trust, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       December 31, 2000, 1999 and 1998


Note 9.   Subsequent Events (Continued)

          On March 29, 2001, the Company announced that it was recently advised by the Lessee that it expects to continue to incur losses from the leasing and operation of the Company's hotels. The Lessee has cited contributing factors such as decreased hotel revenues, and increased hotel operating costs. The Lessee has indicated that hotel revenues have been negatively affected by higher energy costs, which have reduced transient travel, as well as by intense new competition and a downturn in economic conditions in a number of the Company's markets. The Lessee attributes the increase in hotel operating costs to higher utility costs and labor costs. As a result, the Lessee has informed the Company that, without a substantial reduction in the rent paid to the Company under the Percentage Leases, it will be unable to continue to lease and operate the Company's hotels.

          The Company is exploring several alternatives with the Lessee, including renegotiating the existing Percentage Leases to reduce the rent payable to the Company by the Lessee. The new lease terms would be expected to take into account underlying factors contributing to the Lessee's recurring losses, and position the Lessee to produce positive cash flows. The Company also expects to undertake a comprehensive and strategic analysis to identify Hotels for future disposition. Under legislation which became effective January 1, 2001, the Company may also elect to form a taxable REIT subsidiary (TRS) to lease all of its Hotels, or a portion thereof.

          Based on information recently received from the Lessee, the Company does not expect to maintain its current monthly dividend beyond its previously announced $.077 per share monthly dividend payable on April 30, 2001 to shareholders of record on March 30, 2001. Although the Company anticipates it will continue to pay dividends to its shareholders, the Company has not yet determined the new lower dividend rate. Future dividends will be determined by the Company's board of directors based on the Company's actual results of operations, economic conditions, capital expenditure requirements and other factors which the board of directors deems relevant

Note 10.  Stock Option Plan

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

The per share weighted average fair value of stock options granted during 1998 was $3.79 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumption: 1998 - expected dividend yield of 0%, risk-free interest rate of 5%, and an expected life of five years.

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

                       Humphrey Hospitality Trust, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       December 31, 2000, 1999 and 1998


Note 10.  Stock Option Plan (Continued)

                                                         December 31,
                                                    1999           1998
                                                 -----------    -----------
     Net income
           As reported                           $ 5,588,000    $ 5,017,000
           Pro forma                             $ 5,588,000    $ 4,886,000

     Net income per share - basic
           As reported                           $      0.93    $      1.04
           Pro forma                             $      0.93    $      1.01

     Net income
           As reported                           $ 5,702,000    $ 5,017,000
           Pro forma                             $ 5,702,000    $ 4,886,000

     Net income per share - diluted
           As reported                           $      0.93    $      1.04
           Pro forma                             $      0.93    $      1.01

        Pro forma net income reflects only options granted in 1999, and 1998, therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above, because compensation cost is reflected over the options' vesting period of twelve months, and compensation cost for options granted prior to January 1, 1995 are not considered.

        The changes in the outstanding stock options during the years ended December 31, 1999 and 1998, are summarized below:

                                                               Number of              Option price per
                                                                options                  share range
                                                            ---------------       -------------------------
Options outstanding at December 31, 1997                            112,700             8.50 to  13.75
 Granted                                                             57,600            10.75 to  13.03
 Exercised                                                           (3,400)           10.00 to 11.125
 Canceled                                                            (4,100)           10.00 to  13.50
                                                            ---------------

Options outstanding at December 31, 1998                            162,800             8.50 to  13.75
 Granted                                                             29,200            9.125 to   9.75
 Exercised                                                         (188,800)            8.50 to  13.75
 Canceled                                                            (3,200)           10.00 to  13.50
                                                            ---------------

Options outstanding at December 31, 1999                                  -
                                                            ===============

                       Humphrey Hospitality Trust, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       December 31, 2000, 1999 and 1998


Note 11.  Profit Sharing Plan

        Beginning in July 1996, the Company began sponsoring a non-standardized 401(k) profit sharing plan and trust, covering certain eligible full-time employees. In January 1998, the plan was expanded to include all eligible full-time and part-time employees. The Company contributions provided for by the plan equal 50% of the participants' contributions not to exceed 5% of the participant's compensation. The Company contributed and expensed approximately $91,000, and $310,000 in 1999 and 1998, respectively. Effective October 26, 1999, the employees of Supertel were terminated and rehired by Supertel Hospitality Management, Inc. Accordingly, the profit sharing plan and related assets were transferred to Supertel Hospitality Management, Inc.

Note 12.  Transaction Expense

        In 1998, the Company incurred legal, accounting, investment banking, environmental, and title expenses of approximately $708,000 relating to a terminated merger agreement, and all related expenses are included in the accompanying consolidated financial statements as a separate component of operating expenses.

                       HUMPHREY HOSPITALITY TRUST, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000

                                                                                                               Cost Subsequent
                                                                            Initial Cost                        to Acquisition
                                                     ------------------------------------------------------------------------------
                       Location                          Encum-                              Buildings &               Buildings &
Hotel                 Description                        brances (e)              Land      Improvements     Land      Improvements
--------------------------------------------         -------------          -------------------------------------------------------
Comfort Inns:
                  Minocqua, Wisconsin                      USR                $   214,505   $  1,458,389  $       -    $    16,680
                  Sheboygan, Wisconsin                     USR                    286,970      1,716,782          -         57,925
                  Chambersburg, Pennsylvania               MER                     89,000      2,346,362          -         32,232
                  Culpeper, Virginia                       MER                    182,264      2,142,652          -        174,206
                  Dahlgren, Virginia                       BBL                    327,514      2,489,390          -        153,304
                  Dublin, Virginia                         CRE                    152,239      3,700,710          -        105,697
                  Farmville, Virginia                      MER                    253,618      2,162,087          -         13,229
                  Gettysburg, Pennsylvania                 SUS                          -      4,158,453          -         37,084
                  Morgantown,West Virginia                 MER                    398,322      3,853,651          -        107,614
                  Murphy, North Carolina                   MER                    333,394      2,185,659   (333,394)    (2,185,659)
                  New Castle, Pennsylvania                 MER                     56,648      4,101,254          -         22,448
                  Princeton, West Virginia                 BBL                    387,567      1,774,501          -         50,093
                  Rocky Mount, Virginia                    MER                    193,841      2,162,429          -          9,164
                  Solomons, Maryland                       MER                  2,303,990      2,988,255          -          9,768
Wingate Inns:
                  Las Colinas, Texas                       MAR                    953,955      4,823,525          -         59,245
                  Houston, Texas                           MAR                    372,021      4,622,107          -          5,426
Super 8:
                  Creston, Iowa                            MAR                     56,000        840,580     89,607      1,894,608
                  Columbus, Nebraska                       USE                     51,716        571,178     51,666        532,446
                  O'Neill, Nebraska                        MAR                     75,000        667,074     46,075        945,314
                  Omaha, Nebraska                          FNB                    164,034      1,053,620          -      1,027,611
                  Lincoln, Nebraska                        USE                    139,603      1,234,988     63,153        693,187
                  Lincoln, Nebraska                        USE                    226,174      1,068,520    271,817      1,505,193
                  Keokuk, Iowa                             MAR                     55,000        642,783     71,175        314,130
                  Iowa City, Iowa                          MAR                    227,290      1,280,365          -        285,796
                  Oskaloosa, Iowa                          USE                     61,389        453,573          -        268,124
                  Omaha, Nebraska                          UST                    203,453      1,054,497          -         79,239
                  Kirksville, Missouri                     MRC                    151,225        830,457          -         80,575
                  Burlington, Iowa                         MAR                    145,000        867,116          -         83,339
                  Sedalia, Missouri                        MRC                    185,025        917,809          -        465,566
                  Hays, Kansas                             FNB                    317,762      1,133,765     19,519        129,747
                  Moberly, Missouri                        USE                     60,000      1,075,235          -         79,792
                  Pittsburg, Kansas                        MAR                    130,000        852,131          -         78,319
                  Manhattan, Kansas                        FNB                    261,646      1,254,175          -        228,898
                  Clinton, Iowa                            MAR                    135,153        805,067    (46,089)       100,261
                  Marshall, Missouri                       USE                     90,784        554,497     27,633        274,109
                  Mt. Pleasant, Iowa                       MAR                     85,745        536,064     21,507        295,427
                  Wichita, Kansas                          FNB                    435,087      1,806,979          -        423,464
                  Kingdom City, Missouri                   FNB                    176,970        877,287          -         57,860
                  Lenexa, Kansas                           USE                    454,113      1,722,866          -        133,732
                  Pella, Iowa                              MAR                     61,853        664,610          -         57,088
                  Storm Lake, Iowa                         MAR                     90,033        819,202     33,394        346,288

                                                     Gross Amount at the End of the Year
                                                ---------------------------------------------
                       Location                                 Buildings &     Accumulated        Net                Year
Hotel                 Description                    Land      Improvements    Depreciation     Book Value          Acquired   Life
--------------------------------------------    ------------------------------------------------------------      -----------------
Comfort Inns:
                  Minocqua, Wisconsin            $   214,505   $  1,475,069    $   (276,825)   $  1,412,749            1996    (d)
                  Sheboygan, Wisconsin               286,970      1,774,707        (331,119)      1,730,558            1996    (d)
                  Chambersburg, Pennsylvania          89,000      2,378,594        (257,780)      2,209,814            1997    (d)
                  Culpeper, Virginia                 182,264      2,316,858        (147,003)      2,352,119            1997    (d)
                  Dahlgren, Virginia                 327,514      2,642,694        (239,076)      2,731,132            1994    (d)
                  Dublin, Virginia                   152,239      3,806,407        (434,077)      3,524,569            1994    (d)
                  Farmville, Virginia                253,618      2,175,316        (222,061)      2,206,873            1994    (d)
                  Gettysburg, Pennsylvania                 -      4,195,537        (449,106)      3,746,431            1997    (d)
                  Morgantown,West Virginia           398,322      3,961,265        (439,716)      3,919,871            1994    (d)
                  Murphy, North Carolina                   -              -               -               -            1997    (d)
                  New Castle, Pennsylvania            56,648      4,123,702        (326,866)      3,853,484            1997    (d)
                  Princeton, West Virginia           387,567      1,824,594        (186,780)      2,025,381            1994    (d)
                  Rocky Mount, Virginia              193,841      2,171,593        (208,938)      2,156,496            1998    (d)
                  Solomons, Maryland               2,303,990      2,998,023        (401,744)      4,900,269            1994    (d)
Wingate Inns:
                  Las Colinas, Texas                 953,955      4,882,770      (1,023,370)      4,813,355            1997    (d)
                  Houston, Texas                     372,021      4,627,533        (886,229)      4,113,325            1997    (d)
Super 8:
                  Creston, Iowa                      145,607      2,735,188        (739,786)      2,141,009            1978    (d)
                  Columbus, Nebraska                 103,382      1,103,624        (506,868)        700,138            1981    (d)
                  O'Neill, Nebraska                  121,075      1,612,388        (496,385)      1,237,078            1982    (d)
                  Omaha, Nebraska                    164,034      2,081,231        (959,268)      1,285,997            1983    (d)
                  Lincoln, Nebraska                  202,756      1,928,175        (835,929)      1,295,002            1983    (d)
                  Lincoln, Nebraska                  497,991      2,573,714        (929,138)      2,142,567            1983    (d)
                  Keokuk, Iowa                       126,175        956,913        (465,077)        618,011            1985    (d)
                  Iowa City, Iowa                    227,290      1,566,161        (714,025)      1,079,426            1985    (d)
                  Oskaloosa, Iowa                     61,389        721,697        (341,488)        441,598            1985    (d)
                  Omaha, Nebraska                    203,453      1,133,736        (571,528)        765,661            1986    (d)
                  Kirksville, Missouri               151,225        911,032        (436,984)        625,273            1986    (d)
                  Burlington, Iowa                   145,000        950,455        (463,647)        631,808            1986    (d)
                  Sedalia, Missouri                  185,025      1,383,375        (554,170)      1,014,230            1987    (d)
                  Hays, Kansas                       337,281      1,263,512        (552,257)      1,048,536            1987    (d)
                  Moberly, Missouri                   60,000      1,155,027        (547,408)        667,619            1987    (d)
                  Pittsburg, Kansas                  130,000        930,450        (418,736)        641,714            1987    (d)
                  Manhattan, Kansas                  261,646      1,483,073        (619,223)      1,125,496            1987    (d)
                  Clinton, Iowa                       89,064        905,328        (406,509)        587,883            1988    (d)
                  Marshall, Missouri                 118,417        828,606        (326,585)        620,438            1988    (d)
                  Mt. Pleasant, Iowa                 107,252        831,491        (347,582)        591,161            1988    (d)
                  Wichita, Kansas                    435,087      2,230,443        (806,814)      1,858,716            1989    (d)
                  Kingdom City, Missouri             176,970        935,147        (413,120)        698,997            1989    (d)
                  Lenexa, Kansas                     454,113      1,856,598        (754,915)      1,555,796            1989    (d)
                  Pella, Iowa                         61,853        721,698        (285,462)        498,089            1990    (d)
                  Storm Lake, Iowa                   123,427      1,165,490        (395,790)        893,127            1990    (d)

                       HUMPHREY HOSPITALITY TRUST, INC.
      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                            AS OF DECEMBER 31, 2000

                                                                                            Cost Subsequent
                                                         Initial Cost                        to Acquisition
                                             -------------------------------------------------------------------
                  Location                     Encum-                    Buildings &               Buildings &
Hotel                  Description           `brances (e)     Land      Improvements     Land      Improvements
-------------------------------------------- ------------  ------------------------------------------------------
                  West Plains, Missouri        USE            112,279        861,178          -         51,644
                  Russellville, Arkansas       MRC            161,576        973,413          -         68,293
                  Jefferson City, Missouri     USE            264,707      1,206,886          -        117,150
                  Garden City, Kansas          FNB             40,258        917,334          -        276,920
                  El Dorado, Kansas            FNB             96,764        418,333        467        419,293
                  Mountain Home, Arkansas      MRC             94,471        682,656          -         39,685
                  Wayne, Nebraska              FNB             79,127        685,135          -         26,881
                  Batesville, Arkansas         MRC             81,483        811,371          -         21,087
                  Fayetteville, Arkansas       MRC            255,731      1,549,271          -         56,223
                  Omaha, Nebraska              UST            593,518      1,758,275          -         57,040
                  College Station, Texas       UST            454,599      1,939,879          -        147,633
                  Waco, Texas                  UST            211,821      1,628,629          -        149,762
                  Watertown, South Dakota      FNB             51,237      1,296,312          -        292,533
                  Norfolk, Nebraska            USR            226,971      1,587,581          -        273,861
                  Park City, Kansas            FNB            275,962        891,933          -        346,548
                  Muscatine, Iowa              UST            204,890      1,616,090          -         73,960
                  Fort Madison, Iowa           USR            104,855        871,075          -         63,314
                  Macomb, Illinois             USR            103,881      1,179,572          -        143,881
                  Irving, Texas                UST            582,978      2,192,636          -        159,190
                  Jacksonville, Illinois       USR            110,798        925,121     29,439        146,115
                  Plano, Texas                 UST            510,860      2,334,731          -        154,107
                  McKinney, Texas              MAR            357,072      1,738,864      3,650        152,296
                  Denton, Texas                MAR            458,916      1,841,064          -         96,981
                  Parsons, Kansas              FNB            167,849      1,195,484          -         44,445
                  Grapevine, Texas             MAR            733,685      2,300,227          -        269,383
                  Wichita Falls, Texas         UST            623,781      2,203,971          -        167,750
                  Bedford, Texas               USR            611,489      2,313,572          -         96,975
                  Portage, Wisconsin           MAR            203,032      1,839,321          -         83,102
                  Antigo, Wisconsin            USR            234,605      1,485,579          -         78,478
                  Shawano, Wisconsin               -          244,935      1,672,123          -         33,428
                  Tomah, Wisconsin             USR            211,975      2,079,714          -        158,126
                  Menomonie, Wisconsin         MAR            451,520      2,398,446          -         25,880
                  Neosho, Missouri             USE            232,000      1,416,216          -          9,953
                  Allentown, Pennsylvania      MER             83,073      2,695,886          -         83,814
                  Anamosa, Iowa                SSB             49,981      1,150,688          -              -
                  Charles City, Iowa         CSB,SBA           95,363      1,543,872          -              -
                  Kewanee, Illinois            PBK             87,934      1,667,540          -              -
                  Dyersville, Iowa           CSB,SBA          170,887      1,278,471          -              -
                  Oelwein, Iowa              UPB,SBA           49,450      1,243,614          -              -
River Valley Suites
                  Bullhead City, Arizona       USR            166,456        917,667          -        407,605
Holiday Inn Express
                  Danville, Kentucky           MER            155,717      2,971,403          -         33,487
                  Gettysburg, Pennsylvania     SUS             59,634      1,832,171          -         26,778




                                                       Gross Amount at the End of the Year
                                                ------------------------------------------------------
                  Location                                     Buildings &        Accumulated      Net               Year
Hotel                  Description                   Land      Improvements       Depreciation  Book Value          Acquired   Life
--------------------------------------------    -----------------------------------------------------------      ------------------
                  West Plains, Missouri              112,279        912,822        (349,278)        675,823            1990   (d)
                  Russellville, Arkansas             161,576      1,041,706        (400,669)        802,613            1991   (d)
                  Jefferson City, Missouri           264,707      1,324,036        (497,541)      1,091,202            1991   (d)
                  Garden City, Kansas                 40,258      1,194,254        (396,014)        838,498            1991   (d)
                  El Dorado, Kansas                   97,231        837,626        (303,054)        631,803            1992   (d)
                  Mountain Home, Arkansas             94,471        722,341        (264,947)        551,865            1992   (d)
                  Wayne, Nebraska                     79,127        712,016        (254,890)        536,253            1992   (d)
                  Batesville, Arkansas                81,483        832,458        (282,708)        631,233            1992   (d)
                  Fayetteville, Arkansas             255,731      1,605,494        (522,271)      1,338,954            1993   (d)
                  Omaha, Nebraska                    593,518      1,815,315        (559,065)      1,849,768            1993   (d)
                  College Station, Texas             454,599      2,087,512        (567,050)      1,975,061            1994   (d)
                  Waco, Texas                        211,821      1,778,391        (526,467)      1,463,745            1994   (d)
                  Watertown, South Dakota             51,237      1,588,845        (362,140)      1,277,942            1994   (d)
                  Norfolk, Nebraska                  226,971      1,861,442        (400,257)      1,688,156            1994   (d)
                  Park City, Kansas                  275,962      1,238,481        (329,297)      1,185,146            1994   (d)
                  Muscatine, Iowa                    204,890      1,690,050        (347,679)      1,547,261            1995   (d)
                  Fort Madison, Iowa                 104,855        934,389        (225,674)        813,570            1995   (d)
                  Macomb, Illinois                   103,881      1,323,453        (272,335)      1,154,999            1995   (d)
                  Irving, Texas                      582,978      2,351,826        (602,809)      2,331,995            1995   (d)
                  Jacksonville, Illinois             140,237      1,071,236        (225,285)        986,188            1995   (d)
                  Plano, Texas                       510,860      2,488,838        (561,433)      2,438,265            1995   (d)
                  McKinney, Texas                    360,722      1,891,160        (421,758)      1,830,124            1995   (d)
                  Denton, Texas                      458,916      1,938,045        (422,919)      1,974,042            1996   (d)
                  Parsons, Kansas                    167,849      1,239,929        (221,349)      1,186,429            1996   (d)
                  Grapevine, Texas                   733,685      2,569,610        (543,079)      2,760,216            1996   (d)
                  Wichita Falls, Texas               623,781      2,371,721        (505,998)      2,489,504            1996   (d)
                  Bedford, Texas                     611,489      2,410,547        (515,267)      2,506,769            1996   (d)
                  Portage, Wisconsin                 203,032      1,922,423        (322,416)      1,803,039            1996   (d)
                  Antigo, Wisconsin                  234,605      1,564,057        (293,757)      1,504,905            1996   (d)
                  Shawano, Wisconsin                 244,935      1,705,551        (314,550)      1,635,936            1996   (d)
                  Tomah, Wisconsin                   211,975      2,237,840        (348,347)      2,101,468            1996   (d)
                  Menomonie, Wisconsin               451,520      2,424,326        (302,804)      2,573,042            1997   (d)
                  Neosho, Missouri                   232,000      1,426,169        (139,671)      1,518,498            1998   (d)
                  Allentown, Pennsylvania             83,073      2,779,700        (458,040)      2,404,733            1997   (d)
                  Anamosa, Iowa                       49,981      1,150,688          (8,098)      1,192,571            2000   (d)
                  Charles City, Iowa                  95,363      1,543,872         (13,255)      1,625,980            2000   (d)
                  Kewanee, Illinois                   87,934      1,667,540         (12,033)      1,743,440            2000   (d)
                  Dyersville, Iowa                   170,887      1,278,471          (9,410)      1,439,948            2000   (d)
                  Oelwein, Iowa                       49,450      1,243,614         (10,549)      1,282,515            2000   (d)
River Valley Suites
                  Bullhead City, Arizona             166,456      1,325,272        (710,343)        781,385            1984   (d)
Holiday Inn Express
                  Danville, Kentucky                 155,717      3,004,890        (360,722)      2,799,885            1997   (d)
                  Gettysburg, Pennsylvania            59,634      1,858,949        (276,384)      1,642,199            1997   (d)

                       HUMPHREY HOSPITALITY TRUST, INC.
      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                            AS OF DECEMBER 31, 2000


                                                                                                  Cost Subsequent
                                                                Initial Cost                      to Acquisition
                                              ------------------------------------------------------------------------------------
                  Location                         Encum-                      Buildings &               Buildings &
Hotel                    Description              brances (e)        Land      Improvements     Land     Improvements       Land
-------------------------------------------   --------------    ------------------------------------------------------------------
Hampton Inn
                  Cleveland, Tennessee               BBL           212,914      2,370,499          -         12,141        212,914
                  Jackson, Tennessee                 BBL           261,506      3,430,541          -        268,907        261,506
                  Shelby, North Carolina             BBL           253,921      2,782,042          -         25,384        253,921
                  Brandon, Florida                   REG           322,203      3,150,779          -         20,828        322,203
Comfort Suites
                  Dover, Delaware                    BBL           337,113      5,179,187          -       (176,427)       337,113
Best Western
                  Harlan, Kentucky                   MER                 -      2,949,276          -         27,512              -
Best Western Suites
                  Key Largo, Florida                 BBL           339,425      3,238,530          -         13,486        339,425
Ellenton Inn
                  Ellenton, Florida                  BBL           546,945      2,293,464          -        258,520        546,945
Shoney's Inn
                  Ellenton, Florida                  BBL           290,373      2,102,371          -         14,433        290,373
Days Inn
                  Farmville, Virginia                MER           384,591      1,967,727          -         97,952        384,591
                                                               -------------------------------------------------------------------
                  Subtotal Hotel Properties                     23,563,014    163,848,364    349,619     14,464,906     23,912,633
                                                               -------------------------------------------------------------------
                  Construction-in-Progress                               -              -          -      2,338,475              -
                  Norfolk Office                                    68,765      1,516,627          -        419,730         68,765
                                                               -------------------------------------------------------------------
                            Total                              $23,631,779   $165,364,991  $ 349,619    $17,223,111    $23,981,398
                                                               ===================================================================

                                           Gross Amount at the End of the Year
                                           --------------------------------------
                  Location                           Buildings &      Accumulated         Net           Year
Hotel                    Description                 Improvements     Depreciation     Book Value     Acquired    Life
---------------------------------------------        --------------------------------------------   ------------------
Hampton Inn
                  Cleveland, Tennessee                 2,382,640        (220,791)      2,374,763        1998       (d)
                  Jackson, Tennessee                   3,699,448        (518,859)      3,442,095        1998       (d)
                  Shelby, North Carolina               2,807,426        (326,199)      2,735,148        1998       (d)
                  Brandon, Florida                     3,171,607        (331,387)      3,162,423        1998       (d)
Comfort Suites
                  Dover, Delaware                      5,002,760        (509,501)      4,830,372        1997       (d)
Best Western
                  Harlan, Kentucky                     2,976,788        (311,601)      2,665,187        1997       (d)
Best Western Suites
                  Key Largo, Florida                   3,252,016        (394,873)      3,196,568        1997       (d)
Ellenton Inn
                  Ellenton, Florida                    2,551,984        (142,163)      2,956,766        1978       (d)
Shoney's Inn
                  Ellenton, Florida                    2,116,804        (174,907)      2,232,270        1998       (d)
Days Inn
                  Farmville, Virginia                  2,065,679        (287,059)      2,163,211        1995       (d)
                                                    --------------------------------------------
                  Subtotal Hotel Properties          178,313,270     (37,398,336)    164,827,567
                                                    --------------------------------------------
                  Construction-in-Progress             2,338,475               -       2,338,475
                  Norfolk Office                       1,936,357        (860,943)      1,144,179                   (d)
                                                    --------------------------------------------
                            Total                   $182,588,102    $(38,259,279)   $168,310,221
                                                    ============================================

Encumbrance codes refer to the following lenders:
USR = US Bank Revolver                  UST = US Bank Term Loan
USE = US Bank E&P Term Loan             FNB = First National Bank of Omaha E&P
MAR = Marquette Capital Bank N.A.       MRC = Mercantile Bank (St. Louis)
BER = Bertha Wetzler Note               BBL = BankBoston Line of Credit
MER = Mercantile Bank (MD) Line         CRE = Crestar Bond
REG = Regions Bank (FL)                 SUS = Susquehanna Bank
UPB = Union Planters Bank               CSB = First Citizens National Bank
PBK = Peoples Bank of Kewanee           SBA = Small Business Administration
SSB = Security State Bank

                       HUMPHREY HOSPITALITY TRUST, INC.
 NOTES TO SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                            AS OF DECEMBER 31, 2000


         ASSET BASIS                                              Total
         ------------------------------------------------------------------

(a)      Balance @ 12/31/98                                $   115,455,808

         Acquisition of buildings and improvements              79,039,172
         Additions to buildings and improvements                 7,049,521
         Additions to buildings and improvements                (3,710,175)
         Impairment loss                                        (1,645,000)
                                                            ---------------
         Balance @ 12/31/99                                    196,189,326

         Acquisition of buildings and improvements               7,337,799
         Additions to buildings and improvements                 5,879,324
         Disposition of buildings and improvements              (2,836,949)
                                                             --------------
         Balance @ 12/31/2000                              $   206,569,500
                                                             ==============

Acquisition of buildings and improvements includes approximately $78,347,000 of non-cash activity as a result of the merger.

         ACCUMULATED  DEPRECIATION                                 Total
         -----------------------------------------------------------------

(b)      Balance @ 12/31/98                                $    23,020,296

         Depreciation for the period ended 12/31/99              5,222,838
         Depreciation on acquisition of buildings
          and improvements                                       3,629,741
         Impairment loss                                          (345,000)
         Depreciation on assets sold                            (1,338,099)
                                                             --------------
         Balance @ 12/31/99                                     30,189,776

         Depreciation for the period ended 12/31/00              8,381,968
         Depreciation on assets sold                              (312,465)
                                                             --------------
         Balance @ 12/31/00                                $    38,259,279
                                                             ==============

(c) The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $210,000,000.

(d)    Depreciation is computed based upon the following useful lives:
                         Buildings and improvements  31 - 40 years
                         Furniture and equipment      5 - 12 years

(e) The Company has mortgages payable on most of the properties as described. Additional mortgage information can be found in the notes to the consolidated financial statements.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

   Paul J. Schulte, Member of the Investment Committee, Chairman of the Board,
   ---------------------------------------------------------------------------
and Chief Executive Officer.  Mr. Schulte, age 67, was a founder, director and
---------------------------
President of Supertel Hospitality, Inc. He joined the Company's Board in October 1999, following the consummation of the merger between Supertel and the Company. Mr. Schulte has been involved in acquiring, developing, owning, managing and operating economy motels for Supertel or its predecessors since 1978. Mr. Schulte's term as a director expires upon the 2001 annual meeting of shareholders.

   James I. Humphrey, Jr., Member of the Investment Committee, Vice Chairman of
   ----------------------------------------------------------------------------
the Board, President and Chief Operating Officer and Treasurer.  Mr. Humphrey,
--------------------------------------------------------------
age 58, is President and sole shareholder of Humphrey Associates, Inc., and has held that position since 1978. Humphrey Associates, Inc. is a full-service real estate corporation. Mr. Humphrey also served as President of Humphrey Hotels, Inc. from 1989 to 1994. Mr. Humphrey is Chairman of the Board and a majority shareholder of the Lessee. He currently serves on the Credit Assurance Review Committee of the Maryland Housing Fund and has served on the Governor's Housing Task Force in Maryland, the Maryland Housing Policy Commission and the Maryland International Division Private Sector Advisory Council. Mr. Humphrey is a graduate of the University of Maryland and obtained an M.B.A. degree from Loyola College. Mr. Humphrey has served continuously as Director of the Company since November 1994. Until the merger of Supertel and the Company, Mr. Humphrey also served as the Chairman of the Board and Chief Executive Officer of the Company. Mr. Humphrey's term as a director expires upon the 2001 annual meeting of shareholders.

   Steve H. Borgmann, Director, Member of the Investment Committee, Executive
   --------------------------------------------------------------------------
Vice President and Secretary.  Mr. Borgmann, age 55, was a founder, director and
----------------------------
Executive Vice President of Supertel Hospitality, Inc. He joined the Company's Board in October 1999, following the consummation of the merger between Supertel and the Company. Mr. Borgmann has been involved in acquiring, developing, owning, managing and operating economy motels for Supertel or its predecessors since 1978. Mr. Borgmann received a Bachelor of Science degree from the University of Nebraska - Lincoln in 1969. Mr. Borgmann's term as a director expires upon the 2001 annual meeting of shareholders.

   Jeffrey M. Zwerdling, Esq., Director and Member of the Audit Committee.  Mr.
   ----------------------------------------------------------------------
Zwerdling, age 55, is Managing Partner at the law firm of Zwerdling, Oppleman & Uvanni located in Richmond, Virginia. Mr. Zwerdling specializes in commercial real estate law and general litigation. He is presently President and Director of The Corporate Center, the owner of a 225,000 square foot office park complex located in Richmond, Virginia. Mr. Zwerdling is a graduate of Virginia Commonwealth University and obtained his J.D. degree from William & Mary Law School. Mr. Zwerdling has served as a Director of the Company since November 1996. Mr. Zwerdling's term as a director expires upon the 2001 annual meeting of shareholders.

   George R. Whittemore, Director and Member of the Audit Committee.  Mr.
   ----------------------------------------------------------------
Whittemore, age 50, served as a director and the President and Managing Officer of Pioneer Federal Savings Bank and its parent Pioneer Financial Corporation from September 1982 until August 1994, when these institutions were acquired by a merger with Signet Banking Corporation. Mr. Whittemore was appointed President of Mills Value Adviser, Inc., a registered investment advisor, in April 1996. In October 1996, he was named a Senior Vice President of Anderson & Strudwick, Incorporated, which served as underwriter for the Company's four public stock offerings. Mr. Whittemore is also a consultant to Mills Management II, Inc., which is the manager and a member of a privately-held limited liability company that was formed to, among other things, acquire hotels that are substantially similar to the hotels owned by the Company. Mr. Whittemore has served as a Director of the Company since November 1994. Mr. Whittemore's term as a director expires upon the 2001 annual meeting of shareholders.

   Loren Steele, Director and Member of the Investment Committee.  Mr. Steele,
   -------------------------------------------------------------
age 60, is Past Chairman of the International Franchise Association. From 1988 through April 1993, Mr. Steele was Vice Chairman and Chief Executive Officer of Super 8 Enterprises Motel System, Inc., the franchisor of Super 8 Motels. Mr. Steele has been a Director of the Company since October 1999 following the consummation of the merger between Supertel and the Company. He served as a Director of Supertel from February 1994 to October 1999. Mr. Steele's term as a director upon the 2001 annual meeting of shareholders.

   Joseph Caggiano, Director and Member of the Audit Committee.  Mr. Caggiano,
   -----------------------------------------------------------
age 75, retired, served as Vice Chairman Emeritus of Bozell, Jacobs, Kenyon & Eckhardt, Inc. from 1991 through 1998. From 1974 to 1991, Mr. Caggiano served as Chief Financial Officer and Vice Chairman of the Board of Bozell & Jacobs, an advertising and public relations firm. Mr. Caggiano is also a director of First Omaha Funds. Mr. Caggiano has been a Director of the Company since October 1999 following the consummation of the merger between Supertel and the Company. He served as a Director of Supertel from February 1994 to October 1999. Mr. Caggiano's term as a director expires upon the 2001 annual meeting of shareholders.

Item 11.  Executive Compensation

     Annual fees paid to each director for serving on the board are $20,000 per year.

                               PERFORMANCE GRAPH

     The following graph compares the change in the Company's total shareholder return on shares of the Common Stock for the period December 31, 1995 through December 31, 2000 (on October 30, 1996, the Common Stock began trading on The Nasdaq National Market) with the changes in the Standard & Poor's 500 Stock Index (the "S&P 500 Index") and the SNL Securities Hotel REIT Index (the "Hotel REIT Index") for the same period, assuming a base share price of $100 per share of the Common Stock and the Hotel REIT Index for comparative purposes. The Hotel REIT Index is comprised of publicly traded REITs that focus on investments in hotel properties. Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

                             [GRAPH APPEARS HERE]

                                                                           Period Ending
                                   -------------------------------------------------------------------------------------------
Index                                     12/31/95       12/31/96       12/31/97        12/31/98       12/31/99       12/31/00
------------------------------------------------------------------------------------------------------------------------------
Humphrey Hospitality Trust, Inc.         $  100.00      $  112.17      $  163.55       $  137.96      $  126.38      $  129.09
S&P 500                                     100.00         122.86         163.86          210.64         254.97         231.74
SNL Hotel REITs                             100.00         152.80         200.33           99.05          76.93         110.07

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of April 9, 2001 (unless otherwise indicated), certain information regarding the beneficial ownership of shares of the Company's Common Stock by (i) each person known to the Company to be the beneficial owner of more than five percent (5%) of its Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The number of shares represents the number of shares of Common Stock the person holds plus the number of shares of Common Stock into which Units of limited partnership interest in Humphrey Hospitality Limited Partnership that are held may be redeemed in certain circumstances. The percentage ownership is based on the total number of outstanding shares of the Company's Common Stock plus the total number of Units redeemable for shares of Common Stock.

                                                                  Amount and Nature
Name & Address of Beneficial                                        of Beneficial         Percent of
   Owner                                                             Ownership              Class
---------------------------                                        -------------           -------
Paul J. Schulte                                                      916,171  (1)           7.4%

Steve H. Borgmann                                                    880,386  (2)           7.1%

Mr. James I. Humphrey, Jr.                                           727,310  (3)           5.8%

All directors and executive officers as a group (7 persons)

Mark H. Tallman                                                    1,091,350  (4)           9.7%
P.O. Box 4397
Lincoln, NE  68504

Wellington Management Company, LLP                                   686,300  (5)           6.1%
75 State Street
Boston, Massachusetts  02109

(1) Includes 847,236 shares of Common Stock owned by Mr. Schulte, 29,500 shares of Common Stock owned by Mr. Schulte's wife and 48,755 shares of Common Stock over which Mr. Schulte has indirect beneficial ownership.

(2) Includes 772,575 shares of Common Stock owned by Mr. Borgmann and 107,811 shares of Common Stock over which Mr. Borgmann has indirect beneficial ownership.

(3) Assumes that all Units held by Mr. Humphrey and the Humphrey Affiliates are redeemed for shares of Common Stock.

(4) Based solely on information filed by Mr. Mark H. Tallman on Schedule 13G filed on January 11, 2001. Mr. Tallman reported that he holds sole voting and investment power with respect to all such shares.

(5)  Based solely on information filed by Wellington Management Company, LLP
     (WMC) on Schedule 13G filed on February 13, 2001. WMC in an investment advisor registered under the Investment Advisors Act of 1940. WMC reported that it shares investment power with respect to all such shares and voting power with respect to 560,500 of such shares.


Item 13.  Certain Relationships and Related Transactions

Certain Business Relationships Between Humphrey Hospitality and Its Directors and Advisors

       George R. Whittemore, a director, currently serves as a Senior Vice President of Anderson & Strudwick, Incorporated. Anderson & Strudwick, Incorporated was the sole underwriter of an underwritten public offering of the

Common Stock that was consummated on April 24, 1998.

Certain Transactions with Management

     The Company and HHLP have entered into a number of transactions with Mr. Humphrey and his affiliates in connection with the organization of the Company. Mr. Humphrey is the majority shareholder of the Lessee and no other member of the Company's board has a financial interest in the Lessee.

Acquisition of Hotels from Affiliates of Mr. Humphrey

     HHLP has acquired, directly and indirectly, eight hotels from limited partnerships in which Mr. Humphrey was a limited partner and one of his affiliates was the general partner. The interests in these hotels and Solomons Beacon Inn Limited Partnership were acquired in exchange for:

     . the assumption of approximately $13.4 million of outstanding indebtedness of the sellers of the eight hotels, most of which was guaranteed by Mr. Humphrey and one of his affiliates and secured by the hotels;

     . the issuance of an aggregate 527,866 Units of limited partnership interest in HHLP to the Humphrey affiliates;

     . the assumption and repayment of approximately $2.1 million of outstanding indebtedness of the sellers of the hotels, of which approximately $1.2 million was repaid to a Humphrey affiliate;

     . the payment of $247,000 in cash to satisfy the obligations of an affiliate of Mr. Humphrey and to restore its negative capital account in one of the limited partnerships selling a hotel; and

     . the payment of approximately $4.6 million in cash to persons not affiliated with Mr. Humphrey.

     HHLP acquired the Days Inn-Farmville, Virginia hotel from an affiliate of Mr. Humphrey in exchange for:

     . 95,484 Units of limited partnership interest in HHLP, which are redeemable, subject to certain limitations, for an aggregate of 95,484 shares of Common Stock and

     . the assumption of approximately $1.2 million of debt secured by that hotel, which was repaid immediately with the proceeds from the Company's second public stock offering.

     HHLP acquired the Best Western Suites-Key Largo, Florida hotel pursuant to a purchase agreement that was assigned to HHLP by another affiliate of Mr. Humphrey. Pursuant to the assignment of the purchase agreement, the affiliate received 34,023 Units of limited partnership interest in HHLP.

Guarantees by Mr. Humphrey

     At December 31, 2000, Mr. Humphrey guaranteed, jointly and severally with the Company, the payment of interest and principal on $2 million of the Company's outstanding long-term debt. The debt is secured by 15 of the Company's hotels.

Guarantees by Messrs. Schulte and Borgmann

     At December 31, 2000, Messrs. Schulte and Borgmann guaranteed, jointly and severally with the Company, the payment of interest and principal on $5 million of the Company's outstanding long-term debt. The debt is secured by 10 of the Company's hotels.

Leases and Right of First Opportunity

     During 2000, the Company's partnerships and the Lessee were parties to percentage leases with respect to each hotel owned by the Company. Each lease has a non-cancelable term of ten years, which may be renewed for an additional term of five years at the Lessee's option, subject to earlier termination upon the occurrence of defaults thereunder and certain other events described therein. Pursuant to the terms of the percentage leases, the Lessee is required to pay base rent and percentage rent on the revenue of the hotels and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of rent, operating and other expenses. Payments of rent under the leases constituted all of the Company partnerships' and the Company's revenue. For the period January 1, 2000 through December 31, 2000, the Lessee paid an aggregate of $32,844,000 in rent under the hotel leases. The Company has granted the Lessee a right of first opportunity to lease and manage any hotels acquired or developed by the Company.

     The Percentage Leases have been amended effective January 1, 2001 and provide for identical monthly percentage lease payment terms for all of the Company's Hotels. One of the most significant changes in the lease terms involves transferring the financial responsibility of paying property taxes and insurance to the Lessee. Currently, the Lessee pays all expenses directly related to the operations of the Hotels except property taxes and insurance.
The percentage lease revenue calculation, on the Company's current portfolio of hotels, will be amended to reduce lease revenues by approximately $4 million annually. This reduction will permit the Lessee to pay property tax and insurance expenses on the current Hotels of approximately $4 million annually. Another change in the lease terms involves modifying the quarterly, semi-annual and annual lease payment calculations into identical monthly percentage lease amounts while maintaining current monthly base rent amounts. The new monthly percentage lease calculation is based upon 17.9% of room revenues for each Hotel in the portfolio.

Pursuant to the new lease agreements effective January 1, 2001, the Lessee assumed the liability to pay real estate taxes and property related insurance. The Company has transferred approximately $1.8 million to the Lessee representing the liability for year 2000 real estate taxes.

   On March 29, 2001, the Company announced that it was recently advised by the Lessee that it has incurred, and expects to continue to incur, losses from the leasing and operation of the Company's hotels. For the year ended December 31, 2000, the Lessee reported a net loss of approximately $2.4 million. The Lessee has cited contributing factors such as decreased hotel revenues, and increased hotel operating costs. The Lessee has indicated that hotel revenues have been negatively affected by higher energy costs, which have reduced transient travel, as well as by intense new competition and a downturn in economic conditions in a number of the Company's markets. The Lessee attributes the increase in hotel operating costs to higher utility costs and labor costs. As a result, the Lessee has informed the Company that, without a substantial reduction in the rent paid to the Company under the Percentage Leases, it will be unable to continue to lease and operate the Company's hotels.

   The Company's board of directors has formed a committee of independent directors to evaluate the information recently received from the Lessee. It is anticipated that the committee of directors will explore alternatives available to the Company, including but not limited to (i) formation of taxable REIT subsidiaries under the recently enacted REIT Modernization Act which permits taxable subsidiaries of the Company to act as lessee of the Company's hotels and engage third party management companies to manage the hotels, (ii) amendments to the existing leases to reduce the rent paid by the Lessee to the Company or to make other changes, and (iii) the sale of certain of the Company's hotels.

   Based on preliminary information received from the Lessee, the Company believes these matters could result in a substantial decline in the Company's funds from operations and net income. As a result, the Company's board of directors does not expect the Company to maintain its current monthly dividend rate beyond its previously announced $.077 per share monthly dividend payable on April 30, 2001 to shareholders of record on March 30, 2001. Although the Company anticipates it will continue to pay dividends to its shareholders, the Company has not yet determined the new lower dividend rate. Future dividends will be determined by the Company's board of directors based on the Company's actual results of operations, economic conditions, capital expenditure requirements and other factors which the board of directors deems relevant.

Franchise Agreements

    The Lessee holds all of the franchise licenses for each of the Company's hotels and is expected to hold all of the franchise licenses for any subsequently acquired hotel properties. During 2000, The Lessee paid franchise fees in the aggregate amount of approximately $4,557,000.

Non-Competition Agreement and Option Agreement

   Pursuant to a Non-Competition Agreement among Mr. Humphrey, Humphrey Associates, Inc., and the Company, while Mr. Humphrey is an officer or director of the Company or has any ownership interest in the Company, and for five years thereafter, neither Mr. Humphrey nor any affiliate of Mr. Humphrey will acquire, develop, own, operate, manage or have any interest in any hotel that is within 20 miles of a hotel in which the Company or the Company's partnerships have invested. The 20-mile prohibition may be waived by the Company's Independent Directors if they determine that such development, ownership, management, or operation will not have a material adverse affect on the operations of one or more of the hotels in which the Company has invested. In addition, Mr. Humphrey has agreed that neither he nor any of his affiliates will receive any brokerage commissions or other fees with respect to hotels purchased by the Company.

   Mr. Schulte and Mr. Borgmann have also entered into Non-Competition Agreements with the Company. Pursuant to those agreements, while Mr. Schulte or Mr. Borgmann is an officer or director of the Company or has any ownership interest in the Company, and for five years thereafter, neither he nor his affiliates will acquire, develop, own, operate, manage or have any interest in any hotel that is within 20 miles of a hotel in which the Company or the Company's partnerships have invested. The 20-mile prohibition may be waived by the Company's Independent Directors if they determine that such development, ownership, management or operation will not have a material adverse effect on the operations of one or more of the hotels in which the Company has invested. In addition, Mr. Schulte and Mr. Borgmann have agreed that neither they nor any of their affiliates will receive any brokerage commissions or other fees with respect to hotels purchased by the Company.

   Pursuant to an Option Agreement among Mr. Humphrey, Humphrey Associates, Inc. and the Company, the Company will have an option to acquire any hotels acquired or developed by Mr. Humphrey or any affiliate of Mr. Humphrey. At any time during 12 months after a hotel is acquired by, or after the opening of a hotel developed by Mr. Humphrey or any of affiliate of Mr. Humphrey, the Company may purchase the applicable hotel under the option for a price equal to the fair market value of the hotel, as determined by independent third-party appraisal, but in no event less than the sum of the following: (i) acquisition or development costs paid to unaffiliated third parties, (ii) capitalized interest expense, (iii) the amount of equity investment in the hotel, including the cash investment or advances of Mr. Humphrey and his affiliates, if any (to the extent not covered in clauses (i) and (ii)), and (iv) a cumulative, non-compounded return on the equity investment not to exceed the prime rate, as reported by The Wall Street Journal, Eastern Edition, plus five percent (less any net cash flow received by Mr. Humphrey or his affiliates with respect to such equity investment). The Company currently anticipates that any such acquired or developed hotel will have achieved stabilized operating revenue before the Company would consider purchasing such hotel from Mr. Humphrey or his affiliates. All transactions to acquire additional properties and any and all transactions between the Company, the Company's partnerships or Solomon's Beacon Inn Limited Partnership and Mr. Humphrey or his affiliates must be approved by a majority of the Company's directors, including a majority of its Independent Directors. In addition, the Option Agreement provides that in the event the Company acquires a hotel from Mr. Humphrey or any of his affiliates in connection with the Company's issuance of additional securities, Mr. Humphrey or the affiliates may receive consideration for such property in additional Units, provided that his and the affiliates' interests in the HHLP shall not exceed 28.54% of the total limited partnership interest in the HHLP.

Other

     On September 26, 2000, the Board of Directors approved a Financial and Administrative Services Agreement (the "New Agreement") which combined the terms of the existing Services Agreement, Acquisition and Finance Fee Agreement, and Capital Fee Agreement. The New Agreement was effective retroactively to January 1, 2000.

     The Lessee provides the Company with accounting and securities reporting services pursuant to a services agreement, now combined into the New Agreement. Under the New Agreement, the Lessee will provide additional real estate portfolio management and administrative services for a total annual fee of $1,050,000, up $750,000 from the previous annual fee of $300,000. For the year ended December 31, 2000, the Company paid $1,050,000 in administrative fees pursuant to the New Agreement. For the period subsequent to the Merger from October 26, 1999 through December 31, 1999, the Company paid $50,000 pursuant to the Services Agreement.

     The Lessee also provides capital improvement supervisory services to the Company pursuant to the terms of the Capital Fee Agreement, now combined into the New Agreement. Fees for such services equal 9% of the total cost of the capital improvements, including furniture, fixture, and equipment purchases.
For the year ended December 31, 2000, the Company incurred related fees totaling approximately $587,000. For the period subsequent to the Merger, from October 26, 1999 through December 31, 1999, the Company incurred related fees totaling approximately $21,000.


    During 2000, the Company contracted with Unit Services, Inc., a company affiliated with Mr. Humphrey, to perform rehabilitation work on certain hotels. The total amount incurred and paid related to the services performed was approximately $292,000.

   Effective May 25, 2000, the Lessee and the Company entered into a Financial Services Agreement, now combined into the New Agreement, which generally pays the Lessee for services related to acquiring, disposing and financing Company property. The fee, payable in common operating partnership units in Humphrey Hospitality Limited Partnership, is equal to 1% of the gross sales price for acquisitions or dispositions, and .25% of the financing amount. The payment of any such fees is due within 60 days of the respective closing date. As a result of financing and acquisition activity during the year, the Lessee, under the terms of the New Agreement, earned a total fee of approximately $144,000. The fee was paid through the issuance of 18,512 shares of common operating partnership units to the Lessee.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K


(a)  Financial Statements

     Humphrey Hospitality Management, Inc.
      Independent Auditors' Report                                                                                 57
      Consolidated Balance Sheets as of December 31, 2000 and 1999                                                 58
      Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998                   59
      Consolidated Statements of Shareholder's Equity for the Years Ended December 31, 2000, 1999 and 1998         60
      Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998                   61
      Notes to Consolidated Financial Statements                                                                   62

All schedules have been omitted since the required information is not applicable, or because the information required is included in the financial statements, including the notes thereto.

(b)  Reports on Form 8-K

None.

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

10.3 Declaration of Trust of E&P REIT Trust (incorporated by reference to the Company's Annual report on Form 10-K filed on March 29, 2000).

10.4 Bylaws of E&P REIT Trust (incorporated by reference to the Company's Annual report on Form 10-K filed on March 29, 2000).

10.5 Third Amended and Restated Agreement of Limited Partnership of Humphrey Hospitality Limited Partnership (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 2000).

10.6 Second Amended and Restated Agreement of Limited Partnership of Solomons Beacon Inn Limited Partnership (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 33-93346)).

10.7 Agreement of Limited Partnership of E&P Financing Limited Partnership (incorporated by reference to the Company's Annual report on Form 10-K filed on March 29, 2000).

10.8 Option Agreement, dated as of November 29, 1994, among the Company, Humphrey Hospitality Limited Partnership, James I. Humphrey, Jr. and Humphrey Associates (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 33-83658)).

10.9 Non-Competition Agreement, dated as of November 29, 1994, among the Company, Humphrey Hospitality Limited Partnership, James I. Humphrey, Jr. and Humphrey Associates (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 33-83658)).

10.10 Development Services Agreement, dated as of April 4, 1996, between Humphrey Hospitality Limited Partnership and Humphrey Development (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-15897)).

10.11 First Amendment to Development Services Agreement dated November 6, 1996 between the Partnership and Humphrey Development (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-15897)).

10.12 Revolving Credit and Guaranty Agreement dated August 18,1998 among the Company, Humphrey Hospitality Limited Partnership, Humphrey Hospitality REIT Trust and Solomons Beacon Limited Partnership and BankBoston, N.A. and other banks that may become parties to the agreement (incorporated by reference to the Company's Annual Report on Form 10-K405 filed on March 31, 1999).

10.13 First Amendment to BankBoston Revolving Credit and Guaranty Agreement dated November 30, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K405 filed on March 31, 1999).

10.14 Right of First Opportunity Agreement dated June 10, 1999, between the Company, Humphrey Hospitality Limited Partnership and Humphrey Hospitality Management, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 5, 1999).

10.15 Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership, Humphrey Hospitality REIT Trust and Steve H. Borgmann (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.16 Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership and Humphrey Hospitality REIT Trust and Paul J. Schulte (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.17 Loan Agreement between Mercantile Bank National Association and Supertel Hospitality, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.18 Loan Agreement between Supertel Hospitality, Inc. and U.S. Bank National Association (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.19 Loan Agreement between E&P Financing Limited Partnership and U.S. Bank National Association (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.20 Loan Agreement between Supertel Hospitality, Inc. and U.S. Bank National Association (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.21 Loan Agreement between Marquette Capital Bank, N.A. and Bremer Bank, National Association and Supertel Hospitality, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.22 Loan Agreement between First National Bank of Omaha, N.A. and Supertel Hospitality, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 2000).

10.23 Financial and Administrative Services Agreement made effective January 1, 2000, among the Company, Humphrey Hospitality Limited Partnership, E & P Financing Limited Partnership and Humphrey Hospitality Management, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 2000).

10.24 Form of Percentage Lease Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 2000).

21.1  Subsidiaries.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed by the undersigned, thereunto duly authorized.

                                  HUMPHREY HOSPITALITY TRUST, INC.


                                  By: /s/ Paul J. Schulte
                                      ----------------------------------
April 9, 2001                         Paul J. Schulte
                                      Chairman of the Board and Chief Executive
                                      Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:  /s/ Paul J. Schulte
    ----------------------------------
    Paul J. Schulte
    Chairman of the Board and Chief Executive Officer
    Principal Executive Officer

By:  /s/ James I. Humphrey, Jr.
    ----------------------------------
    James I. Humphrey, Jr.
    Vice Chairman, Chief Operating Officer and Treasurer
    Principal Financial and Accounting Officer

By:  /s/ Steve H. Borgmann
    ----------------------------------
    Steve H. Borgmann
    Executive Vice President & Secretary

By:  /s/ Loren Steele
    ----------------------------------
    Loren Steele
    Director

By:  /s/ Joseph Caggiano
    ----------------------------------
    Joseph Caggiano
    Director

By:  /s/ George R. Whittemore
    ----------------------------------
    George R. Whittemore
    Director

By:  /s/ Jeffrey M. Zwerdling
    ----------------------------------
    Jeffrey M. Zwerdling
    Director

Each of the above signatures is affixed as of April 9, 2001.

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders
Humphrey Hospitality Management, Inc.

   We have audited the accompanying consolidated balance sheets of Humphrey Hospitality Management, Inc. and Subsidiary, as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Humphrey Hospitality Management, Inc. and Subsidiary, as of December 31, 2000 and 1999, and the results of its operations, the changes in shareholders' equity (deficit) and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

     As discussed in Note 7 to the financial statements, the Company has experienced substantial losses from the leasing and operations of hotel properties and has advised the lessor that without a reduction in the rents paid under the leases, the Company will be unable to continue to lease and operate the hotel properties. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
February 17, 2001, except for Note 7, which is as of March 29, 2001

             Humphrey Hospitality Management, Inc. and Subsidiary
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2000 and 1999

                                                              ASSETS
                                                                                         2000             1999
                                                                                      -----------      -----------
CURRENT ASSETS
 Cash and cash equivalents                                                            $ 1,533,000      $ 5,057,000
 Accounts receivable (net of allowance for doubtful
   accounts of $275,000 in 2000 and $20,000 in 1999)                                    1,566,000        1,390,000
 Due from affiliates                                                                       77,000           55,000
 Prepaid expenses                                                                         213,000          315,000
 Other assets                                                                                   -          134,000
                                                                                      -----------      -----------

      Total current assets                                                              3,389,000        6,951,000

Investment in affiliated partnership, at cost                                             144,000                -
Property and Equipment, net of accumulated
 depreciation of $36,000 and $8,000, respectively                                         505,000           31,000
                                                                                      -----------      -----------

      Total assets                                                                    $ 4,038,000      $ 6,982,000
                                                                                      ===========      ===========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                                $ 3,616,000      $ 3,617,000
 Due to affiliates                                                                      3,411,000        4,177,000
 Note payable                                                                             260,000                -
 Other liabilities                                                                              -           39,000
                                                                                      -----------      -----------

      Total current liabilities                                                         7,287,000        7,833,000
                                                                                      -----------      -----------

COMMITMENTS                                                                                     -                -

SHAREHOLDERS' EQUITY (DEFICIT)
 Common stock, $.01 par value, 1,000 shares authorized;
  134 shares issued and outstanding                                                             -                -
 Additional paid-in capital                                                                50,000           50,000
 Retained deficit                                                                      (3,259,000)        (861,000)
                                                                                      -----------      -----------
                                                                                       (3,209,000)        (811,000)
 Less: Note receivable - shareholder                                                       40,000           40,000
                                                                                      -----------      -----------

      Total shareholders' deficit                                                      (3,249,000)        (851,000)
                                                                                      -----------      -----------

      Total liabilities and shareholders' equity (deficit)                            $ 4,038,000      $ 6,982,000
                                                                                      ===========      ===========


                See notes to consolidated financial statements.

             Humphrey Hospitality Management, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years ended December 31, 2000, 1999 and 1998

                                               2000                   1999               1998
                                            -----------            -----------        -----------
Revenue from hotel operations
 Room revenue                               $74,869,000            $33,851,000        $21,913,000
 Other hotel revenue                          1,902,000              1,301,000            658,000
 Other revenue                                1,818,000                356,000            574,000
 Interest income                                113,000                 67,000             74,000
                                            -----------            -----------        -----------

       Total revenue                         78,702,000             35,575,000         23,219,000
                                            -----------            -----------        -----------

Expenses
 Hotel operating expenses                    42,785,000             18,884,000         11,466,000
 General and administrative                   5,443,000              1,907,000          1,220,000
 Depreciation                                    28,000                  8,000                  -
 Lease payments                              32,844,000             15,833,000         10,441,000
                                            -----------            -----------        -----------

       Total expenses                        81,100,000             36,632,000         23,127,000
                                            -----------            -----------        -----------

       Net income (loss)                    $(2,398,000)           $(1,057,000)       $    92,000
                                            ===========            ===========        ===========



                See notes to consolidated financial statements.

             Humphrey Hospitality Management, Inc. and Subsidiary

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                 Years ended December 31, 2000, 1999 and 1998

                                                                Additional      Note             Retained
                                       Common Stock              Paid-in     Receivable -        Earnings
                              ----------------------------
                                   Shares          Amount        Capital     Shareholder         (Deficit)             Total
                              -----------    -------------     ----------     -----------      ------------        -------------

Balance at December 31, 1997          100                -              -               -           184,000             184,000

Distributions                           -                -              -               -           (80,000)            (80,000)

Net income                              -                -              -               -            92,000              92,000
                              -----------    -------------     ----------     -----------      ------------       -------------

Balance at December 31, 1998          100                -              -               -           196,000             196,000

Issuance of common stock               34                -         50,000         (40,000)                -              10,000

Net loss                                -                -              -               -        (1,057,000)         (1,057,000)
                              -----------    -------------     ----------     -----------      ------------       -------------

Balance at December 31, 1999          134    $           -     $   50,000     $   (40,000)      $  (861,000)       $   (851,000)

Net loss                                -                -              -               -        (2,398,000)         (2,398,000)
                              -----------    -------------     ----------     -----------      ------------       -------------

Balance at December 31, 2000          134     $          -     $   50,000     $   (40,000)      $(3,259,000)       $ (3,249,000)
                              ===========    =============     ==========     ===========      ============       =============

                See notes to consolidated financial statements.

             Humphrey Hospitality Management, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended December 31, 2000, 1999 and 1998

                                                                                    2000               1999                1998
                                                                                 ----------         ----------         -----------
Cash flow from operating activities
Net (loss) income                                                               $(2,398,000)       $(1,057,000)         $   92,000
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating
 activities Depreciation                                                             28,000              8,000                   -
   Finance fee income                                                              (144,000)
   (Increase) decrease in assets
    Accounts receivable                                                            (176,000)        (1,041,000)           (165,000)
    Due from affiliate                                                              (22,000)           (15,000)                  -
    Prepaid expenses                                                                102,000           (274,000)             26,000
    Other assets                                                                    134,000            (62,000)            (12,000)
  Increase (decrease) in liabilities
    Accounts payable and accrued expenses                                            (1,000)         2,725,000             144,000
    Due to affiliates                                                              (767,000)         1,789,000           1,167,000
    Other liabilities                                                               (39,000)           (19,000)             13,000
                                                                                 ----------         ----------         -----------

      Net cash provided by (used in) operating activities                        (3,283,000)         2,054,000           1,265,000
                                                                                 ----------         ----------         -----------
Cash flows from investing activities
    Additions to property and equipment                                            (501,000)           (39,000)                  -
    Advances to affiliates                                                                -           (230,000)           (406,000)
                                                                                 ----------         ----------         -----------

      Net cash used in investing activities                                        (501,000)          (269,000)           (406,000)
                                                                                 ----------         ----------         -----------

Cash flows from financing activites
    Distributions paid                                                                    -                  -             (80,000)
    Proceeds from note payable                                                      260,000                  -                   -
    Issuance of common stock                                                              -             10,000                   -
                                                                                 ----------         ----------         -----------

      Net cash provided by (used in) financing activities                           260,000             10,000             (80,000)

      Net decrease in cash and cash equivalents                                  (3,524,000)         1,795,000             779,000


Cash and cash equivalents, beginning of year                                      5,057,000          3,262,000           2,483,000
                                                                                 ----------         ----------         -----------

Cash and cash equivalents, end of year                                           $1,533,000         $5,057,000         $ 3,262,000
                                                                                 ==========         ==========         ===========

Non-cash investing and financing activities:
--------------------------------------------
     The Lessee received 18,512 in common operating partnership units in the Partnership with a value of approximately $144,000 in conjunction with the Company's financing and acquisition activity during 2000.

                See notes to consolidated financial statements.

             Humphrey Hospitality Management, Inc. and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2000, 1999 and 1998


Note 1.   Organization and Summary of Significant Accounting Policies

          Humphrey Hospitality Management, Inc. (HHMI) was incorporated under the laws of the State of Maryland on August 18, 1994, to lease and operate hotel properties from Humphrey Hospitality Trust, Inc. and its subsidiaries (HHTI). As of December 31, 1998, James I. Humphrey, Jr. (the Shareholder) was the sole shareholder. On June 1, 1999, HHMI sold shares of stock to certain officers, constituting a 25% interest in the company, in exchange for approximately $10,000 in cash and a $40,000 note receivable.

          During 1999, HHMI formed Supertel Hospitality Management, Inc. (SHMI), as a wholly-owned subsidiary (collectively, the Lessee). Effective October 26, 1999, SHMI acquired the management operations of Supertel Hospitality, Inc., and Subsidiaries (Supertel) and entered into leases with HHTI to lease and manage 63 limited service hotel properties acquired by HHTI in conjunction with its merger with Supertel. As of December 31, 2000, the Lessee leases 92 hotel properties (the Hotels) from HHTI.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SHMI. All material intercompany accounts and transactions have been eliminated in consolidation. The Lessee accounts for all investments in which it holds less than a 20% interest under the cost method. Dividends received from such investments are recorded as other revenue.

Use of Estimates
----------------

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

Accounts Receivable
-------------------

          An allowance for doubtful accounts is included in the Lessee's balance sheet. Any write-offs or recoveries of accounts receivable are charged directly to the allowance for doubtful accounts.

Property and equipment
----------------------

          Property and equipment is recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets.

Marketing Costs
---------------

          The Lessee incurs costs for various marketing and advertising efforts. All costs related to marketing and advertising are expensed in the period incurred. Marketing and advertising costs totaled approximately $1,234,000, $1,173,000, and $872,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

             Humphrey Hospitality Management, Inc. and Subsidiary

                       December 31, 2000, 1999 and 1998


Note 1.  Organization and Summary of Significant Accounting Policies (Continued)

Income Taxes
------------

          The Lessee has elected to be treated as an S-Corporation for Federal and state income tax purposes. Therefore, no provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the shareholders individually.

Cash and Cash Equivalents
-------------------------

          Cash and cash equivalents consist of cash and a repurchase agreement with various major banks, with original maturities of three months or less when acquired, and are carried at cost, which approximates fair value.

Concentration of Credit Risk
----------------------------

          The Lessee places cash deposits with major banks. The Lessee has not experienced any losses with respect to bank balances in excess of government provided insurance. As of December 31, 2000, management believes that no significant concentration of credit risk exists with respect to these cash balances.

Note 2.  Related Party Transactions

Shared Expenses
---------------

          Humphrey Associates, Inc. and HAI Management, Inc., affiliates of the Lessee, share certain operating expenses with the Lessee. Expenditures are allocated based on each entity's pro rata share of the expense. As of December 31, 2000 and 1999, approximately $78,000 and $55,000, respectively, is due from affiliates.

Lease Payments
--------------

          As of December 31, 2000, the Lessee has entered into leases with HHTI relating to the Hotels and the company's office building located in Norfolk, Nebraska. Each such lease has an initial term of 10 years with a five-year renewal option at the option of the Lessee. Pursuant to the terms of the Hotel leases (Percentage Leases), the Lessee is required to pay both base rent and percentage rent and certain other additional charges. The Lessee's office lease is for an initial term of ten years and requires annual rent payments of $100,000, increasing annually by 2.5%. The Lessee has future lease commitments through October

             Humphrey Hospitality Management, Inc. and Subsidiary

                       December 31, 2000, 1999 and 1998


Note 2.  Related Party Transactions (Continued)

2010. Minimum future lease payments due under these non-cancelable operating leases as of December 31, 2000, are as follows:


                             Years ending
                              December 31,                   Rents
                          ----------------               ------------
                                      2001               $ 15,561,000
                                      2002                 15,561,000
                                      2003                 15,561,000
                                      2004                 15,455,000
                                      2005                 14,259,000
                                Thereafter                 46,818,000
                                                         ------------

              Total minimum lease payments               $123,215,000
                                                         ============

     The Lessee incurred base rents of $15,213,000, $7,268,000, and $4,745,000, and percentage rents of $17,631,000, $8,565,000, and $5,696,000 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000 and 1999, the amount due to HHTI for lease payments, net of intercompany receivables, totaled $3,411,000 and $4,177,000, respectively.

Services Agreement
------------------

     On September 26, 2000, the Board of Directors approved a Financial and Administrative Services Agreement (the "New Agreement") which combined the terms of the existing Services Agreement, Acquisition and Finance Fee Agreement, and Capital Fee Agreement. The New Agreement was effective retroactively to January 1, 2000.

     The Lessee provides HHTI with accounting and securities reporting services pursuant to a services agreement, now combined into the New Agreement. Under the New Agreement, the Lessee will provide additional real estate portfolio management and administrative services for a total annual fee of $1,050,000, up $750,000 from the previous annual fee of $300,000. For the year ended December 31, 2000, the Lessee earned $1,050,000 in administrative fees pursuant to the New Agreement. For the year ended December 31, 1999, the Lessee earned $136,000 for services provided under the previous Services Agreement.

     The Lessee also provides capital improvement supervisory services to HHTI pursuant to the terms of the Capital Fee Agreement, now combined into the New Agreement. Fees for such services equal 9% of the total cost of the capital improvements, including furniture, fixture, and equipment purchases. For the year ended December 31, 2000, the Lessee earned related fees totaling approximately $587,000. For the year ended December 31, 1999, the Lessee earned related fees totaling approximately $215,000.

     Effective May 25, 2000, the Lessee and HHTI entered into a Financial Services Agreement, now combined into the New Agreement, which generally pays the Lessee for services related to acquiring, disposing and financing Company property. The fee, payable in common operating partnership units in Humphrey Hospitality Limited Partnership, is equal to 1% of the gross sales price for acquisitions or dispositions, and .25% of any new or assumed financing transactions. The payment of any such fees is due within sixty days of the respective closing date. As a result of financing and acquisition

             Humphrey Hospitality Management, Inc. and Subsidiary

                   December 31, 2000, 1999 and 1998


Note 2.  Related Party Transactions (Continued)

activity during the year, the Lessee, under the terms of the New Agreement, earned a total fee of approximately $144,000. The fee was paid through the issuance of 18,512 common operating partnership units to the Lessee.

Advances to/from Shareholder
----------------------------

          During the years ended December 31, 1999 and 1998, working capital advances were made to/from one of the shareholders which were subsequently repaid in full. The advances were due on demand and bore interest at a variable rate.

          As of December 31, 2000, the Lessee has a note receivable from a shareholder in the amount of $40,000 related to the sale of stock. The note is payable on demand and accrues interest at 5% per annum.

Note 3.   Commitments

Franchise Agreements
--------------------

          The Lessee operates the Hotels acquired by HHTI under the terms of existing franchise agreements. The franchise licenses generally specify certain management, operational, accounting, reporting and marketing standards and procedures with which the franchisee must comply and provide for annual franchise fees based upon percentages of gross room revenue. For the years ended December 31, 2000, 1999 and 1998, franchise fees totaling approximately $4,557,000, $1,902,000, and $1,232,000, respectively, were charged to hotel operations.

Restaurant Leases
-----------------

          As of December 31, 2000 and 1999, three of the Hotels have executed lease agreements for the Hotel's restaurant facilities with varying expiration dates, including renewal periods, through December 1, 2023. Monthly rent is payable during the terms of the leases at 3% to 8% of the previous month's gross receipts.

Leases
------

          The Lessee assumed leases from Supertel for outdoor advertising signs and various other items under noncancelable one to ten-year agreements. Rental payments are expensed when incurred and charged to hotel operations. Future minimum lease payments required under these non-cancelable operating lease agreements at December 31, 2000, are as follows:


                   December 31,        2001               $298,000
                                       2002                109,000
                                       2003                 26,000
                                       2004                 18,000
                                       2005                 18,000
                                                       -----------
                                                          $469,000
                                                       ===========

             Humphrey Hospitality Management, Inc. and Subsidiary

                   December 31, 2000, 1999 and 1998


Note 4.   Profit Sharing Plans

          HHMI has a 401(k) retirement savings and profit sharing plan under which eligible HHMI employees may contribute up to 20% of their salaries or $10,500. HHMI's contributions to the plan equal 50% of the participants' contributions not to exceed 5% of the participant's compensation. Effective October 26, 1999, SHMI hired substantially all of the former employees of Supertel and assumed Supertel's existing 401(k) profit sharing plan. SHMI's contributions to the plan equal 50% of the participants' contributions not to exceed 5% of the participant's compensation. The Lessee contributed and expensed approximately $126,000, $41,000 and $16,000 in 2000, 1999 and 1998,
respectively.

Note 5.   Note Payable

          The Lessee is a joint and several obligee under a loan agreement with a commercial bank with an outstanding aggregate amount of approximately $555,000. The loan has a term of four years, incurs interest at a fixed rate of 10% and is payable in equal monthly installments of approximately $14,000. As of December 31, 2000, the Lessee's allocation of the principal balance is approximately $260,000. The Lessee's allocation of the monthly installments is approximately $7,000.


Note 6.   Economic Dependency

          The Lessee receives substantially all of its income from hotels operated pursuant to the Percentage Leases. The Lessee currently leases and operates 92 hotel properties located in 19 states.

Note 7.   Going Concern

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Lessee as a going concern. The Lessee has suffered recurring losses in the last two years from the leasing and operation of HHTI's hotels. The Lessee has recently advised HHTI that it has incurred, and expects to continue to incur, losses. HHTI announced this communication in the form of a press release dated March 29, 2001. The Lessee has cited contributing factors such as decreased hotel revenues, and increased hotel operating costs. The Lessee has indicated that hotel revenues have been negatively affected by higher energy costs, which have reduced transient travel, as well as by intense new competition and a downturn in economic conditions in a number of the Company's markets. The Lessee attributes the increase in hotel operating costs to higher utility costs and labor costs. As a result, the Lessee has informed HHTI that without a substantial reduction in the rents paid under the Percentage Leases, it will be unable to continue to lease and operate HHTI's hotels. Management of the Lessee is currently attempting to renegotiate the existing Percentage Leases with HHTI. The new lease terms would be expected to take into account underlying factors contributing to the Lessee's recurring losses, and position the Lessee to produce positive cash flows in the future.

          In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Lessee and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.