Form 10-Q
period 2001-03-31
HUMPHREY HOSPITALITY TRUST INC
filed 2001-05-15
CIK 929545

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2001.

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

                   Yes |X|                     No |_|

As of May 15, 2001, there were 11,200,831 shares of common stock, par value $.01 per share, outstanding.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

Part I.    FINANCIAL INFORMATION

Item 1.    HUMPHREY HOSPITALITY TRUST, INC. - FINANCIAL STATEMENTS
           -------------------------------------------------------

           Consolidated Balance Sheets as of March 31, 2001
            and December 31, 2000                                             3

           Consolidated Statements of Income for the three
            months ended March 31, 2001 and 2000                              4

           Consolidated Statements of Cash Flows for the three
            months ended March 31, 2001 and 2000                              5

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of  Operations                                            9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        11

Part II.   OTHER INFORMATION

Item 1.    Legal proceedings                                                 11

Item 2.    Changes in Securities and Use Proceeds                            11

Item 3.    Defaults upon Senior Securities                                   11

Item 4.    Submission of Matters to a Vote of Security Holders               11

Item 5.    Other Information
            Summary Financial Data                                           11
            Humphrey Hospitality Management, Inc., Financial Information     12

Item 6.    Exhibits and Reports on Form 8-K                                  17

                           HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share data)


                                                                                          As of
                                                                   March 31,           December 31,
                                                                      2001                 2000
                                                                -----------------    -----------------
                                                                  (Unaudited)

ASSETS
    Investments in hotel properties                                    $ 207,533            $ 206,569
    Less accumulated depreciation                                         40,476               38,259
                                                                -----------------    -----------------
                                                                         167,057              168,310

    Cash and cash equivalents                                                161                  228
    Accounts receivable - lessee                                           2,447                3,411
    Prepaid expenses and other assets                                        364                  338
    Deferred financing costs, net                                          1,179                1,324
                                                                -----------------    -----------------

                                                                       $ 171,208            $ 173,611
                                                                =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Accounts payable and accrued expenses                                $ 2,476              $ 4,276
    Long-term debt                                                       120,116              119,254
                                                                -----------------    -----------------

                                                                         122,592              123,530
                                                                -----------------    -----------------

Minority interest in consolidated joint ventures                           4,728                5,088
                                                                -----------------    -----------------


SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value,10,000,000 shares                          -                    -
      authorized; no shares issued and outstanding
    Common stock, $.01 par value, 25,000,000 shares authorized
      11,200,831 shares issued and outstanding                               112                  112
    Additional paid-in capital                                            50,727               50,532
    Distributions in excess of retained earnings                          (6,951)              (5,651)
                                                                -----------------    -----------------

                                                                          43,888               44,993
                                                                -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

                                                                       $ 171,208            $ 173,611
                                                                =================    =================

                             HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited - in thousands, except per share data)

                                                                         Three months ended March 31,
                                                                          2001                 2000
                                                                    -----------------    -----------------
REVENUES
    Base and percentage rents                                                $ 6,777              $ 7,560
    Other                                                                         45                   50
                                                                    -----------------    -----------------
                                                                               6,822                7,610
                                                                    -----------------    -----------------

EXPENSES
    Interest                                                                   2,700                2,671
    Depreciation                                                               2,217                2,059
    General and administrative                                                   444                  276
    Property operations                                                           36                  913
                                                                    -----------------    -----------------
                                                                               5,397                5,919
                                                                    -----------------    -----------------

EARNINGS BEFORE MINORITY INTEREST                                              1,425                1,691

Minority interest                                                                144                  122
                                                                    -----------------    -----------------

NET EARNINGS                                                                 $ 1,281              $ 1,569
                                                                    =================    =================

NET EARNINGS PER SHARE - basic and diluted                                    $ 0.11               $ 0.14
                                                                    =================    =================

                HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)


                                                                                 Three months ended March 31,
                                                                                  2001                 2000
                                                                            -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                     $ 1,281              $ 1,569
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation                                                                   2,217                2,059
        Amortization of deferred financing costs                                         156                  135
        Minority interest in earnings                                                    144                  122
        Changes in operating assets and liabilities:
           Decrease in assets                                                            938                  973
           Decrease in liabilities                                                    (1,800)              (1,663)
                                                                            -----------------    -----------------
             Net cash provided by operating activities                                 2,936                3,195
                                                                            -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to hotel properties                                                       (964)              (1,143)
    Payments to minority partners                                                       (309)                (195)
                                                                            -----------------    -----------------
             Cash used in investing activities                                        (1,273)              (1,338)
                                                                            -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred financing costs                                                             (11)                   -
    Principal payments on long-term debt                                                (588)                (431)
    Proceeds from long-term debt                                                       1,450                1,100
    Dividends paid                                                                    (2,581)              (2,514)
                                                                            -----------------    -----------------
             Net cash used in financing activities                                    (1,730)              (1,845)
                                                                            -----------------    -----------------

Increase (decrease) in cash and cash equivalents                                         (67)                  12

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           228                  884
                                                                            -----------------    -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 161                $ 896
                                                                            =================    =================

SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES

      Conversion of operating partnership units                                        $ 195                  $ -
                                                                            =================    =================

               HUMPHREY HOSPITALTIY TRUST, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

General

         Humphrey Hospitality Trust, Inc. was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994 and is a real estate investment trust ("REIT") for federal income tax purposes. Humphrey Hospitality Trust, Inc., through its wholly-owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the "Company"), owns a controlling interest in Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership (the "Partnerships"). As of March 31, 2001, the Company owned an 89.84% interest in Humphrey Hospitality Limited Partnership. Humphrey Hospitality Limited Partnership owns a 99% general partnership interest, and the Company owns a 1% limited partnership interest, in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership").

       As of March 31, 2001, the Company, through the Partnerships and the Subsidiary Partnership, owned 92 limited service hotels (the "Hotels"), of which 63 were acquired in 1999 and 5 in 2000, and one office building. The Hotels comprise approximately 6,400 rooms throughout 19 states.

         The Company's principal source of revenue is rents earned from leases of the Hotels. Rents consist of a fixed base rent and a percentage rent based on each Hotel's room revenue, and to a lesser extent, other services. The lessee's ability to make payments to the Partnerships under the leases is dependent on the cash flows from the operation of the Hotels.

Consolidated Financial Statements

         The Company has prepared the consolidated balance sheet as of March 31, 2001, and the consolidated statements of income and cash flows for the three months ended March 31, 2001 and 2000, without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at March 31, 2001 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2000 has been derived from the audited consolidated financial statements as of that date.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

Related Party Transactions

         The Company leases all of its hotel properties and one office building to Humphrey Hospitality Management, Inc. and its subsidiary, Supertel Hospitality Management, Inc. (collectively, the "Lessee"). James I. Humphrey, Jr., President and Chief Operating Officer of the Company, is the majority shareholder of the Lessee. No other member of the Company's board has a financial interest in the Lessee.

         Under the terms of the leases, the Lessee is obligated to pay base and percentage rent. Base rent is a fixed amount that is paid monthly and may vary between each Hotel. The percentage rent for each hotel is comprised of 17.9% of monthly room revenue, and 8% of monthly revenues other than room revenues including, but not limited to, telephone charges, movie rental fees and rental payments under any third-party leases. The portion of percentage rent that is based on monthly room revenues is designed to allow the Company to participate in any future increases in room revenues.

         Effective January 1, 2001, and pursuant to the amended lease agreements, expenses for real estate taxes and property related insurance became the responsibility of the Lessee. Accordingly, there was a corresponding annual decrease in the amount of rent payable by the Lessee to the Company approximating the actual cost of such items.

         Pursuant to the terms of the Financial and Administrative Services Agreement, executed in the third quarter of 2000, the Lessee provides the Company with the following services:

      o Accounting and financial reporting, real estate portfolio management and other administrative services for an annual fee of $1,050,000, representing an increase of $750,000 from the previously agreed upon fee of $300,000. The fee is payable in monthly installments of approximately $88,000. Accordingly, for the three months ended March 31, 2001 and 2000, the Company incurred related fees of approximately $263,000 and $75,000, respectively.

      o Capital improvement supervisory services for a fee equal to 9% of the total cost of the capital improvements, including furniture, fixture, and equipment purchases. For the three months ended March 31, 2001 and 2000, the Company incurred related fees totaling approximately $75,000 and $130,000, respectively.

      o Services related to acquiring, disposing and financing Company property (executed in May 2000). The fee, payable in common operating partnership units in Humphrey Hospitality Limited Partnership, is equal to 1% of the gross sales price for acquisitions or dispositions, and .25% of the financing amount. The payment of such fees is due within sixty days of the respective closing date. No related fees were incurred for the three months ended March 31, 2001 and 2000, respectively.

         On March 29, 2001, the Company announced that it was recently advised by the Lessee that the Lessee has incurred, and expects to continue to incur, losses from the leasing and operation of the Company's hotels. For the year ended December 31, 2000 and the three months ended March 31, 2001, the Lessee reported net losses of approximately $2.4 million and $1.9 million, respectively. The Lessee has cited contributing factors such as declining hotel revenues, and increased hotel operating costs. The Lessee has indicated that hotel revenues have been negatively affected by higher energy costs, which have reduced transient travel, as well as by intense new competition and a downturn in economic conditions in a number of the Company's markets. The Lessee attributes the increase in hotel operating costs to higher utility costs and labor costs. As a result, the Lessee has informed the Company that, without a substantial reduction in the rent paid to the Company under the leases, it will be unable to continue to lease and operate the Company's hotels.

         The Company's board of directors has formed a committee of independent directors and engaged an outside financial advisor to evaluate the information recently received from the Lessee. The Committee of directors is currently exploring alternatives available to the Company, including but not limited to
(i) formation of taxable REIT subsidiaries under the recently enacted REIT Modernization Act which permits taxable subsidiaries of the Company to act as lessee of the Company's hotels and engage third party management companies to manage the hotels, (ii) amendments to the existing leases to reduce the rent paid by the Lessee to the Company or to make other changes, and (iii) the sale of certain of the Company's hotels.

         Based on preliminary information received from the Lessee, the Company believes these matters could result in a substantial decline in the Company's funds from operations, net earnings and its dividend rate. Although the Company anticipates it will continue to pay dividends to its shareholders, the Company has not yet determined the timing, frequency or amount of future dividends. Future dividends will be determined by the Company's board of directors based on the Company's actual results of operations, economic conditions, capital expenditure requirements and other factors which the board of directors deem relevant.

Earnings Per Share

         Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effect of convertible securities is computed using the "if converted" method and dilutive effects of options, warrants and their equivalents (including fixed awards and nonvested shares issued under share-based compensation plans) are computed using the "treasury stock" method. The following table sets forth information relating to the computation of basic and diluted earnings per share:

                                                                                    Three months ended March 31,
                                                                                      2001               2000
                                                                                 ---------------    ---------------
Numerator:
    Numerator for basic earnings per share-earnings
      available to common shareholders                                                  $ 1,281              1,569
        Minority interest expense relating to operating
           partnership unit holders                                                         144                122
                                                                                 ---------------    ---------------
    Numerator for diluted earnings per share-earnings
      available to common shareholders                                                  $ 1,425            $ 1,691
                                                                                 ===============    ===============

Denominator:
    Denominator for basic earnings per share-weighted
      average shares outstanding                                                     11,182,942         11,173,543
        Operating partnership units                                                   1,253,851            868,304
                                                                                 ---------------    ---------------
    Denominator for diluted earnings per share-adjusted
      weighted average shares                                                        12,436,793         12,041,847
                                                                                 ===============    ===============

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. At March 31, 2001, the operating partnership units, if converted, would produce an additional 1,235,962 shares.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000

         Total revenue for the three months ended March 31, 2001 was $6,822,000, a decrease of $788,000 from total revenue of $7,610,000 for the three months ended March 31, 2000. The decrease in total revenue for the period was due primarily to the amended lease agreements which became effective January 1, 2001. Pursuant to the amended lease agreements, expenses for real estate taxes and property related insurance became the responsibility of the Lessee. Accordingly, the rent formulas were revised to provide for 17.9% of room revenue in lieu of the monthly, quarterly, semi-annual and annual lease calculations in effect for 2000 under the previous lease agreement. The decrease in rent payable ($812,000) under the revised lease agreements was partially offset by non-comparable rents from one hotel property sold in April 2000, and five hotel properties acquired in October 2000 ($122,000, net).

         Property operating expenses for the three months ended March 31, 2001 were $36,000, compared to $913,000 for the three months ended March 31, 2000. This $877,000 decrease in costs was due to the amended lease agreements which became effective January 1, 2001. Property operating expenses primarily include expenses for real estate taxes, property related insurance and to a lesser extent, land leases. Pursuant to the amended lease agreements, expenses for real estate taxes and property related insurance ($939,000) became the responsibility of the Lessee.

         Depreciation expense for the three months ended March 31, 2001 was $2,217,000, compared to $2,059,000 for the three months ended March 31, 2000, an increase of $158,000. The increase in depreciation expense was due to net additions to exisiting hotels and the acquisition of five hotel properties in October 2000 ($80,000).

         General and administrative expenses for the three months ended March 31, 2001 were $444,000, compared to $276,000 for the three months ended March 31, 2000, an increase of $168,000. The increase was due primarily to the higher service fees required under the Financial and Administrative Services Agreement with the Lessee.

         The Lessee reported an average daily room rate $49.06 in 2001, compared to $49.74 for 2000, a decrease of 1.4%. Revenue per available room ("RevPar") for the three months ended March 31, 2001 decreased 2.7% to $28.05, compared to $28.83 for the three months ended March 31, 2000. Occupancy as a percentage of rooms available for the three months ended March 31, 2001 was 57%, versus 61% for the three months ended March 31, 2000.

Liquidity and Capital Resources

         The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnerships' cash flow. The Partnerships' principal source of revenue is rent earned from leases of the Hotels to the Lessee. The Lessee's obligations under the Leases are unsecured. The Lessee's ability to make rent payments, and the Company's liquidity, including its ability to make distributions to shareholders, is dependent on the Lessee's ability to generate sufficient cash flow from the operation of the Hotels.

         On March 29, 2001, the Company announced that it was recently advised by the Lessee that the Lessee has incurred, and expects to continue to incur, losses from the leasing and operation of the Company's hotels. For the year ended December 31, 2000 and the three months ended March 31, 2001, the Lessee reported net losses of approximately $2.4 million and $1.9 million, respectively. The Lessee has cited contributing factors such as declining hotel revenues, and increased hotel operating costs. The Lessee has indicated that hotel revenues have been negatively affected by higher energy costs, which have reduced transient travel, as well as by intense new competition and a downturn in economic conditions in a number of the Company's markets. The Lessee attributes the increase in hotel operating costs to higher utility costs and labor costs. As a result, the Lessee has informed the Company that, without a substantial reduction in the rent paid to the Company under the leases, it will be unable to continue to lease and operate the Company's hotels.

         The Company's board of directors has formed a committee of independent directors and engaged an outside financial advisor to evaluate the information recently received from the Lessee. The Committee of directors is currently exploring alternatives available to the Company, including but not limited to
(i) formation of taxable REIT subsidiaries under the recently enacted REIT Modernization Act which permits taxable subsidiaries of the Company to act as lessee of the Company's hotels and engage third party management companies to manage the hotels, (ii) amendments to the existing leases to reduce the rent paid by the Lessee to the Company or to make other changes, and (iii) the sale of certain of the Company's hotels.

         Based on preliminary information received from the Lessee, the Company believes these matters could result in a substantial decline in the Company's funds from operations, net earnings and its dividend rate. Although the Company anticipates it will continue to pay dividends to its shareholders, the Company has not yet determined the timing, frequency or amount of future dividends. Future dividends will be determined by the Company's board of directors based on the Company's actual results of operations, economic conditions, capital expenditure requirements and other factors which the board of directors deem relevant.

         The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations and borrowings on its revolving credit facilities. The Company believes that its net cash provided by operations and available borrowing capacity will be adequate to fund both operating requirements and the payment of dividends in accordance with REIT requirements.

         The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional securities of the Company, or, in connection with acquisitions of hotel properties, the issuance of limited operating partnership units in Humphrey Hospitality Limited Partnership.

Funds from Operations

         The Company uses a supplemental performance measure along with net earnings to report its operating results. This measure is referred to as Funds from Operations ("FFO"). FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) as net earnings computed in accordance with Generally Accepted Accounting Principles ("GAAP"), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO does not represent cash flows from operations as defined by GAAP. FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as in alternative to cash flows as a measure of liquidity. The Company's FFO may not be comparable to the FFO of other REITs because they may not use the current NAREIT definition or they may interpret the definition differently.

         The Company's FFO for the three months ended March 31, 2001 was $3,642,000, a decrease of $108,000 from the $3,750,000 reported for the three months ended March 31, 2000. The reasons for significant changes in revenues and expenses comprising FFO are described above.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain information both included and incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to the ability of the Lessee to make rent payments, adverse changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, supply and demand for hotel rooms in the Company's current and proposed market areas and general accounting principles, policies and guidelines applicable to real estate investment trusts and other risks and uncertainties described in the Company's filings with the SEC from time to time, including, specifically, the Current Report on Form 8-K filed with the SEC on January 22, 2001. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Company's interest rate exposure subsequent to December 31, 2000.

Part II. OTHER INFORMATION

Item 1. Legal proceedings - In April 2001, two class actions were filed in U.S. District Court for the Eastern District of Virginia against the Company and certain of its executive officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints were brought on behalf of persons who purchased the Company's common stock from November 14, 2000 through March 29, 2001. They allege that the defendants made false and misleading statements concerning the Company's financial condition and operations and artificially inflated the market price of the Company's securities during the class period. The Company denies any wrongdoing and intends to defend these claims vigorously.

Item 2.  Changes in Securities and Use Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

Summary Financial Data

         The following sets forth summary financial data which has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the consolidated statements of income and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                                                         Three months ended March 31,
                                                                          2001                 2000
                                                                    -----------------    -----------------
Net earnings                                                                 $ 1,281              $ 1,569
                                                                    =================    =================

Net earnings per share - basic and diluted                                    $ 0.11               $ 0.14
                                                                    =================    =================

FFO                                                                          $ 3,642              $ 3,750
                                                                    =================    =================

Net cash flow:
    Provided by operating activities                                         $ 2,936              $ 3,195
    Used in investing activities                                              (1,273)              (1,338)
    Used in financing activities                                              (1,730)              (1,845)
                                                                    =================    =================

Weighted average number of shares outstanding - EPS
    Basic                                                                 11,182,942           11,173,543
                                                                    =================    =================
    Diluted                                                               12,436,793           12,041,847
                                                                    =================    =================

RECONCILIATION OF NET EARNINGS TO FFO

Net earnings                                                                 $ 1,281              $ 1,569
Minority interest                                                                144                  122
Depreciation                                                                   2,217                2,059
                                                                    -----------------    -----------------
FFO                                                                          $ 3,642              $ 3,750
                                                                    =================    =================

Humphrey Hospitality Management, Inc. Financial Information for the Quarters Ended March 31, 2001 and 2000

         As a supplement to the financial information presented in this Quarterly Report on Form 10-Q, the Company has included financial information provided by Humphrey Hospitality Management, Inc. and Subsidiary ("HHMI") for the quarters ended March 31, 2001 and 2000.

                                      Index

                                                                          Number
                                                                          ------

HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
----------------------------------------------------

Consolidated Balance Sheets as of March 31, 2001
   and December 31, 2000                                                    13

Consolidated Statements of Operations for the three
   months ended March 31, 2001 and 2000                                     14

Consolidated Statements of Cash Flows for the three
   months ended March 31, 2001 and 2000                                     15

Notes to Consolidated Financial Statements                                  16

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                    March 31,           December 31,
                                                                                       2001                 2000
                                                                                 -----------------    -----------------
                                                                                   (Unaudited)

ASSETS
      Cash and cash equivalents                                                           $ 1,803              $ 1,533
      Accounts receivable (net of allowance for doubtful accounts
        of $258 at and $275, respectively)                                                  1,749                1,566
      Prepaid expenses and other assets                                                       211                  213
                                                                                 -----------------    -----------------

                                                                                            3,763                3,312

      Investment in affiliated partnership, at cost                                           144                  144
      Property and equipment (net of accumulated depreciation
        of $63 and $36, respectively)                                                         582                  505
                                                                                 -----------------    -----------------

                                                                                          $ 4,489              $ 3,961
                                                                                 =================    =================

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
      Accounts payable and accrued expenses                                               $ 5,763              $ 3,616
      Due to affiliates                                                                     2,612                3,334
      Notes payable                                                                         1,246                  260
                                                                                 -----------------    -----------------

                                                                                            9,621                7,210
                                                                                 -----------------    -----------------


SHAREHOLDERS' DEFICIT
      Common stock, $.01 par value, 1,000 shares authorized;
        134 shares issued and outstanding                                                       -                    -
      Additional paid-in capital                                                               50                   50
      Retained deficit                                                                     (5,142)              (3,259)
                                                                                 -----------------    -----------------
                                                                                           (5,092)              (3,209)
      Less:  Note receivable - shareholder                                                     40                   40
                                                                                 -----------------    -----------------

                                                                                           (5,132)              (3,249)
                                                                                 -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

                                                                                          $ 4,489              $ 3,961
                                                                                 =================    =================

See accompanying notes to consolidated financial statements.

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited - in thousands)


                                                                         Three months ended March 31,
                                                                          2001                 2000
                                                                    -----------------    -----------------

REVENUES
    Room rentals and other hotel services                                   $ 16,783             $ 16,992
    Other                                                                        403                  243
                                                                    -----------------    -----------------

                                                                              17,186               17,235
                                                                    -----------------    -----------------

EXPENSES
    Hotel operations                                                          10,997                9,734
    Lease payments                                                             6,777                7,728
    General and administrative                                                 1,268                1,185
    Depreciation                                                                  27                    4
                                                                    -----------------    -----------------

                                                                              19,069               18,651
                                                                    -----------------    -----------------

      Net loss                                                              $ (1,883)            $ (1,416)
                                                                    =================    =================

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS CASH FLOWS
                           (Unaudited - in thousands)


                                                                                Three months ended March 31,
                                                                                  2001                 2000
                                                                            -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $ (1,883)            $ (1,416)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                                                      27                    4
        Changes in operating assets and liabilities
           Increase in assets                                                           (181)                (249)
           Increase (decrease) in liabilities                                          1,425                 (945)
                                                                            -----------------    -----------------
             Net cash used in operating activities                                      (612)              (2,606)
                                                                            -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                                 (104)                 (77)
                                                                            -----------------    -----------------
             Cash used in investing activities                                          (104)                 (77)
                                                                            -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable                                                         1,000                    -
    Principal payments on note payable                                                   (14)                   -
                                                                            -----------------    -----------------
             Net cash provided by financing activities                                   986                    -
                                                                            -----------------    -----------------

Increase (decrease) in cash and cash equivalents                                         270               (2,683)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,533                5,056
                                                                            -----------------    -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 1,803              $ 2,373
                                                                            =================    =================

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Organization and Summary of Significant Accounting Policies

         Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc., (collectively, the "Lessee") were incorporated under the laws of the State of Maryland on August 18, 1994 and October 26, 1999, respectively, to lease and operate hotel properties from Humphrey Hospitality Limited Partnership. As of May 31,1999, James I. Humphrey, Jr., was the sole shareholder of the Lessee. On June 1, 1999, the Lessee sold shares of stock to certain of its officers, constituting a 25% interest in the Lessee, in exchange for $10,369 in cash and a $40,000 note receivable.

         The Lessee has elected to be treated as an S Corporation for federal and state income tax purposes. Accordingly, no provision or benefit for income taxes has been included in these financial statements.

Basis of Presentation

         The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessee's financial position as of March 31, 2001 and December 31, 2000, and the results of operations for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited financial statements should be read in conjunction with the Lessee's audited financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts in the March 31, 2000 consolidated financial statements have been reclassified to conform to the March 31, 2001 presentation.

Related Party Transactions

         The Lessee leases hotels and one office building, pursuant to lease agreements, from Humphrey Hospitality Trust, Inc. ("Company"). Mr. Humphrey, President and Chief Operating Officer of the Company, is the majority shareholder of the Lessee. No other member of the Company's board has a financial interest in the Lessee.

         Under the terms of the lease agreements, the Lessee is obligated to pay base rent and percentage rent. Base rent is a fixed amount that is paid monthly and may vary between each Hotel. The Percentage Rent for each Hotel is comprised of 17.9% of monthly room revenue, and 8% of monthly revenues other than room revenues including, but not limited to, telephone charges, movie rental fees and rental payments under any third-party leases.

         Effective January 1, 2001 and pursuant to the amended lease agreements, expenses for real estate taxes and property related insurance became the responsibility of the Lessee. Accordingly, there was a corresponding annual decrease in the amount of rent payable by the Lessee to the Company approximating the actual costs of such items.

         Pursuant to the terms of the Financial and Administrative Services Agreement, executed in the third quarter of 2000, the Lessee provides the Company with the following services:

      o Accounting and financial reporting, real estate portfolio management and other administrative services for an annual fee of $1,050,000, representing an increase of $750,000 from the previously agreed upon fee of $300,000. The fee is payable in monthly installments of approximately $88,000. Accordingly, for the three months ended March

            31, 2001 and 2000, the Lessee earned  related fees of  approximately
            $263,000   and   $75,000,   respectively.

      o Capital improvement supervisory services for a fee equal to 9% of the total cost of the capital improvements, including furniture, fixture, and equipment purchases. For the three months ended March 31, 2001 and 2000, the Lessee earned related fees totaling approximately $75,000 and $130,000, respectively.

      o Services related to acquiring, disposing and financing Company property. The fee, payable in common operating partnership units in Humphrey Hospitality Limited Partnership, is equal to 1% of the gross sales price for acquisitions or dispositions, and .25% of the financing amount. The payment of such fees is due within sixty days of the respective closing date. No related fees were earned for the three months ended March 31, 2001 and 2000, respectively.

Notes Payable

         The Lessee is a joint and several obligee with HAI Management, Inc., an affiliated entity, under a loan agreement with a commercial bank with an outstanding aggregate amount of approximately $555,000. The loan has a term of four years, bears interest at a fixed rate of 10% and is payable in equal monthly installments of approximately $14,000. As of March 31, 2001, the Lessee's allocation of the principal balance is approximately $246,000. The Lessee's allocation of the monthly installments is approximately $7,000.

         In January 2001, the Lessee entered into a revolving $1 million loan agreement with Mr. Humphrey. The loan bears interest at LIBOR + 2.20%, payable monthly, with the principal amount payable upon maturity on December 2002.

Lease Expense

         Lease expense is recognized when accrued under the lease agreements. Contingent lease expense, which was in effect in 2000 under the previous lease agreements, was accrued for each hotel based on the probability of the future revenue target being achieved.

Recent Developments

         The Lessee's December 31, 2000 consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, which contemplated the continuation of the Lessee as a going concern. The Lessee has suffered recurring losses in the last two years from the leasing and operation of the Company's hotels. The Lessee has recently advised the Company that the Lessee has incurred, and expects to continue to incur losses, citing contributing factors such as declining hotel revenues, and increased hotel operating costs. The Lessee has indicated that hotel revenues have been negatively affected by higher energy costs, which have reduced transient travel, as well as by intense new competition and a downturn in economic conditions in a number of the Company's markets. The Lessee attributes the increase in hotel operating costs to higher utility costs and labor costs. As a result, the Lessee informed the Company that without a substantial reduction in the rents paid under the leases, it will be unable to continue to lease and operate the Company's hotels. Management of the Lessee is currently attempting to renegotiate the existing lease agreements with the Company. The new lease terms would be expected to take into account underlying factors contributing to the Lessee's recurring losses, and position the Lessee to produce positive cash flows in the future.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     Exhibits - None

(B)     Reports on Form 8-K.
     Current Reports on Form 8-K or 8-K/A:

     On March 30, 2001, the Company filed Form 8-K, dated March 29, 2001, filed under Item 5, to report that the Company's board of directors formed an independent committee to evaluate options for future leasing of its hotel properties.

     On April 23, 2001, the Company filed Form 8-K, dated April 20, 2001,  under
     Item 4, to report the appointment of the international firm of KPMG LLP as its new principal audit firm for the year ending December 31, 2001.

     On May 5, 2001, the Company filed Form 8-K/A,  dated April 20, 2001,  under
     Item 4, to report the appointment of the international firm of KPMG LLP as its new principal audit firm for the year ending December 31, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                  HUMPHREY HOSPITALITY TRUST, INC.

                  By: /s/ PAUL J. SCHULTE
                     -----------------------
                     PAUL J. SCHULTE
                     CHAIRMAN OF THE BOARD,
                     CHIEF EXECUTIVE OFFICER

Dated this 15th day of May, 2001.