Form 10-Q
period 2001-06-30
HUMPHREY HOSPITALITY TRUST INC
filed 2001-08-14
CIK 929545

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2001.

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

            Yes [X]                                   No [ ]

As of August 14, 2001, there were 11,200,831 shares of common stock, par value $.01 per share, outstanding.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                     INDEX

                                                                                                Number
                                                                                                ------
Part I.    FINANCIAL INFORMATION

Item 1.    HUMPHREY HOSPITALITY TRUST, INC. - FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of June 30, 2001
            and December 31, 2000                                                                  3

           Consolidated Statements of Income for the Three and Six
            Months Ended June 30, 2001 and 2000                                                    4

           Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 2001 and 2000                                                    5

           Notes to Consolidated Financial Statements                                              6

Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of  Operations                                                                10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                             12

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                      13

Item 2.    Changes in Securities and Use Proceeds                                                 13

Item 3.    Defaults Upon Senior Securities                                                        13

Item 4.    Submission of Matters to a Vote of Security Holders                                    13

Item 5.    Other Information
            Summary Financial Data                                                                13
            Humphrey Hospitality Management, Inc., Financial Information                          14

Item 6.    Exhibits and Reports on Form 8-K                                                       20

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                 As of
                                                                                     June 30,           December 31,
                                                                                       2001                 2000
                                                                                 -----------------    -----------------
                                                                                   (Unaudited)
ASSETS
    Investments in hotel properties                                                     $ 180,585            $ 206,569
    Less accumulated depreciation                                                          36,292               38,259
                                                                                 -----------------    -----------------
                                                                                          144,293              168,310

    Hotel properties held for sale                                                         21,108                    -
    Cash and cash equivalents                                                                 629                  228
    Accounts receivable                                                                     2,618                3,411
    Prepaid expenses and other assets                                                         278                  338
    Deferred financing costs, net                                                           1,050                1,324
                                                                                 -----------------    -----------------

                                                                                        $ 169,976            $ 173,611
                                                                                 =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Accounts payable and accrued expenses                                               $     810            $   4,276
    Long-term debt                                                                        119,833              119,254
                                                                                 -----------------    -----------------
                                                                                          120,643              123,530
                                                                                 -----------------    -----------------

    Minority interest in consolidated joint ventures                                        4,712                5,088
                                                                                 -----------------    -----------------


SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value,10,000,000 shares                                           -                    -
      authorized; no shares issued and outstanding
    Common stock, $.01 par value, 25,000,000 shares authorized;
      11,200,831 shares issued and outstanding                                                112                  112
    Additional paid-in capital                                                             50,727               50,532
    Distributions in excess of retained earnings                                           (6,218)              (5,651)
                                                                                 -----------------    -----------------
                                                                                           44,621               44,993
                                                                                 -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

                                                                                        $ 169,976            $ 173,611
                                                                                 =================    =================



See accompanying notes to consolidated financial statements.

               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited - in thousands, except per share data)

                                                                              Three months                 Six months
                                                                             ended June 30,               ended June 30,
                                                                     --------------------------------------------------------
                                                                        2001          2000            2001          2000
                                                                     ------------  ------------    ------------  ------------
REVENUES
    Base and percentage rents                                            $ 7,206       $ 8,448        $ 13,983      $ 16,007
    Room rentals and other hotel services                                    931             -             931             -
    Other                                                                     42            58              87           109
                                                                     ------------  ------------    ------------  ------------
                                                                           8,179         8,506          15,001        16,116
                                                                     ------------  ------------    ------------  ------------

EXPENSES
    Interest                                                               2,663         2,596           5,363         5,267
    Depreciation                                                           2,139         2,063           4,356         4,121
    General and administrative                                               686           311           1,130           588
    Hotel and property operations                                            687           935             723         1,848
                                                                     ------------  ------------    ------------  ------------
                                                                           6,175         5,905          11,572        11,824
                                                                     ------------  ------------    ------------  ------------

EARNINGS BEFORE GAIN (LOSS) ON DISPOSITION
     OF ASSETS, PROVISION FOR IMPAIRMENT
      LOSS AND MINORITY INTEREST                                           2,004         2,601           3,429         4,292

Gain (loss) on disposition of assets                                           2          (368)              2          (368)
Provision for impairment loss                                             (1,192)            -          (1,192)            -
Minority interest                                                            (81)         (161)           (225)         (283)
                                                                     ------------  ------------    ------------  ------------

NET EARNINGS                                                             $   733       $ 2,072        $  2,014      $  3,641
                                                                     ============  ============    ============  ============

NET EARNINGS PER SHARE - basic and diluted                               $  0.07       $  0.19        $   0.18      $   0.33
                                                                     ============  ============    ============  ============

See accompanying notes to consolidated financial statements.

               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                     Six months
                                                                                   ended June 30,
                                                                            ---------------------------
                                                                                 2001           2000
                                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                $ 2,014        $ 3,641
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation                                                              4,356          4,121
        Amortization of deferred financing costs                                    316            268
        (Gain) loss on disposition of assets                                         (2)           368
        Provision for impairment loss                                             1,192              -
        Minority interest in earnings                                               225            283
        Changes in operating assets and liabilities:
           Decrease in assets                                                       853            782
           Decrease in liabilities                                               (3,466)        (1,280)
                                                                            ------------   ------------
             Net cash provided by operating activities                            5,488          8,183
                                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to hotel properties                                                (2,648)        (3,033)
    Proceeds from sale of property and equipment                                     11          1,974
    Payments to minority partners                                                  (412)          (391)
                                                                            ------------   ------------
             Net cash used in investing activities                               (3,049)        (1,450)
                                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred financing costs                                                        (36)             -
    Principal payments on long-term debt                                         (2,271)        (4,028)
    Proceeds from long-term debt                                                  2,850          2,100
    Dividends paid                                                               (2,581)        (5,028)
                                                                            ------------   ------------
             Net cash used in financing activities                               (2,038)        (6,956)
                                                                            ------------   ------------

Increase (decrease) in cash and cash equivalents                                    401           (223)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      228            884
                                                                            ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   629        $   661
                                                                            ============   ============

SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES

    Conversion of operating partnership units                                   $   195        $     -
                                                                            ============   ============
    Issuance of operating partnership units                                     $     6        $     -
                                                                            ============   ============

See accompanying notes to consolidated financial statements.

               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


General

     Humphrey Hospitality Trust, Inc. was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994 and is a real estate investment trust ("REIT") for federal income tax purposes. Humphrey Hospitality Trust, Inc., through its wholly-owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the "Company"), owns controlling interests in Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership (the "Partnerships"). As of June 30, 2001, the Company owned an 86.98% interest in Humphrey Hospitality Limited Partnership. Humphrey Hospitality Limited Partnership owns a 99% general partnership interest, and the Company owns a 1% limited partnership interest, in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership").

     As of June 30, 2001, the Company, through the Partnerships and the Subsidiary Partnership, owned 92 limited service hotels (the "Hotels"), of which 63 were acquired in 1999 and 5 in 2000, and one office building. The Hotels comprise approximately 6,400 rooms and are located in 19 states.

     The Company's principal source of revenue is rents from long-term leases on its Hotels. Rents consist of a fixed base rent and a percentage rent based on each Hotel's room revenue, and to a lesser extent, other hotel services. The lessee's ability to make payments to the Partnerships under the leases is dependent on the cash flows from the operation of the Hotels.

Consolidated Financial Statements

     The Company has prepared the consolidated balance sheet as of June 30, 2001, the consolidated statements of income for the three and six months ended June 30, 2001 and 2000, and the consolidated statement of cash flows for the six months ended June 30, 2001 without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2000 has been derived from the audited consolidated financial statements as of that date.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year. Certain amounts for 2000 have been reclassified to conform to the presentation for 2001.

Related Party Transactions

     Effective January 1, 2001, and pursuant to amended lease agreements, expenses for real estate taxes and property related insurance became the responsibility of the Lessee. Accordingly, there was a corresponding annual decrease in the amount of rent payable by the Lessee to the Company approximating the actual cost of such items.

     Except as described below, the Company leases all but eleven of the Hotels and its office building to Humphrey Hospitality Management, Inc. and its subsidiary, Supertel Hospitality Management, Inc. (collectively, the "Lessee" or "HHM"). James I. Humphrey, Jr., President and Chief Operating Officer of the Company, is the majority shareholder of the Lessee. No other member of the
Company's board has a financial interest in the Lessee.   Under the terms of the

               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


leases, the Lessee is obligated to pay monthly base and percentage rents. Base rent represents a fixed amount that varies between each Hotel. The percentage rent for each Hotel is comprised of 17.9% of monthly room revenue, and 8% of monthly revenues other than room revenues including, but not limited to, telephone charges, movie rental fees and rental payments under any third-party leases.

     The Company has entered into a letter of intent relating to management agreements with HHM providing for a monthly management fee of 5% of gross revenue on eleven hotels being held for sale (the "Sale Hotels") effective June 1, 2001, and the right to terminate any management agreement without cost. For the month of June 2001, the Company incurred management fees of approximately $47,000 pursuant to a verbal management agreement pending the execution of the proposed management agreement. Accordingly, the Company recorded the results of operations from the Sale Hotels for the month of June 2001.

     Pursuant to the terms of the Financial and Administrative Services Agreement, executed in the third quarter of 2000, the Lessee provides the Company with the following services:

     o Accounting and financial reporting, real estate portfolio management and other administrative services for a monthly fee of approximately $88,000, representing an increase of approximately $63,000 per month
          from the previous monthly fee of $25,000.   Accordingly, for the three
          months ended June 30, 2001 and 2000, the Company incurred related fees of approximately $263,000 and $75,000, respectively. For the six months ended June 30, 2001 and 2000, the Company incurred related fees of approximately $525,000 and $150,000, respectively.

     o Capital improvement supervisory services for a fee equal to 9% of the total cost of the capital improvements, including furniture, fixture, and equipment purchases. For the three months ended June 30, 2001 and 2000, the Company incurred related fees totaling approximately $127,000 and $114,000, respectively. For the six months ended June 30, 2001 and 2000, the Company incurred related fees of approximately $202,000 and $244,000, respectively.

     o Services related to acquiring, disposing and financing Company property (executed in May 2000). The fee, paid in common operating partnership ("OP") units of Humphrey Hospitality Limited Partnership within sixty days of the respective transaction date, is equal to 1% of the gross sales price for acquisitions or dispositions, and .25% of the financing amount. For the three and six months ended June 30, 2001, the Company incurred related fees of $6,000 (approximately 2,100 OP units) in conjunction with the refinancing of one of its credit facilities. No related fees were incurred for the three and six months ended June 30, 2000.

Recent Developments

     In March 2001, the Company announced that it was advised by the Lessee that the Lessee had incurred, and expects to continue to incur, losses from the leasing and operation of the Company's hotels. The Lessee cited several adverse factors giving rise to the continued losses and requested relief from the Company in the form of substantial reductions in the rent paid to the Company under the leases. In the absence of such relief, the Lessee indicated that it would be unable to continue to lease and operate the Company's hotels.

     In March 2001, the Company's board of directors formed a committee of independent directors and engaged an outside financial advisor to evaluate the information it had received from the Lessee and to explore alternatives available to the Company.

               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



     In July 2001, the Company announced that the committee of independent directors had completed its initial review of strategic alternatives, and had approved the formation of a taxable REIT subsidiary ("TRS"). The Company intends to lease the Hotels to the proposed TRS before year-end 2001, and to terminate all remaining leases with HHM. A letter of intent has been executed with HHM which contemplates that the TRS will enter into four-year management agreements with HHM to manage the hotels for a fee. Subject to franchisor approval, the TRS intends to become the franchisee for each of the Company's hotels. The Company, or its TRS, plans to pay HHM $1.8 million as consideration for its assignment of the remaining hotel leases and termination of the right of first refusal to lease hotels acquired by the Company in the future.

     In addition, the Company announced a new dividend policy based upon quarterly payments of approximately 100% of annual REIT taxable income. The Company communicated that no further dividend declarations should be expected until the fourth quarter of 2001, and that based on dividends already paid by the Company during 2001, and current projections of taxable income for the remainder of 2001, that a fourth quarter dividend would likely be minimal. The Company indicated that it expects to base its 2002 quarterly dividends on the general goal of distributing approximately 100% of expected annual REIT taxable income. The actual amount of dividends will be determined by the board of directors at the time of declaration, and will be based on the Company's actual results of operations, economic conditions, capital expenditure requirements and other factors that the board of directors deems relevant.

Hotel Properties Held For Sale

     In June 2001, as part of the strategic analysis discussed above, the Company identified eleven hotel properties (the "Sale Hotels") that it has decided to sell. As a result, the Company evaluated the recoverability of the carrying amounts of each Sale Hotel based on their estimated fair values less costs to sell. The Company determined that the carrying amounts of four of the hotels were not recoverable from future cash flows from their operation and sale. Accordingly, the Company recognized an impairment loss of $1,192,000 for these hotels during the quarter ended June 30, 2001.

     The Company is actively marketing the Sale Hotels and has negotiated letters of intent with prospective purchasers for certain of these hotels. The letters of intent are subject to various terms and conditions including satisfactory results of due diligence by the purchasers. Management anticipates that the Sale Hotels will be sold in 2002.

     The Company recognized base and percentage rents of $1,436,000, room rental and other hotel services revenues of $931,000 and hotel operating expenses of $650,000 for the six months ended June 30, 2001 relating to the Sale Hotels.

Earnings Per Share

     Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of convertible securities is computed using the "if converted" method and dilutive effect of options, warrants and their equivalents (including fixed awards and nonvested shares issued under share-based compensation plans) are computed using the "treasury stock" method. The following table sets forth information relating to the computation of basic and diluted earnings per share:

               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                 Three months                            Six months
                                                                ended June 30,                         ended June 30,
                                                ---------------------------------      ---------------------------------
                                                     2001              2000                2001               2000
                                                ---------------   ---------------      --------------    ---------------
Numerator:
   Numerator for basic and diluted earnings
     per share - earnings available to
       common shareholders                         $       733             2,072         $     2,014              3,641
                                                ===============   ===============      ==============    ===============

Denominator:
   Denominator for basic and diluted earnings
     per share - weighted average
       shares outstanding                           11,200,831        11,173,543          11,191,936         11,173,543
                                                ===============   ===============      ==============    ===============

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. At June 30, 2001, the operating partnership units, if converted, would produce an additional 1,238,055 shares.

Part I.  FINANCIAL INFORMATION
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS:

Results of Operations

Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000

     Total revenue for the three months ended June 30, 2001 was $8,179,000 compared to total revenue of $8,506,000 for the three months ended June 30, 2000. The decrease, $327,000, in total revenue was due primarily to the amended lease agreements that became effective January 1, 2001 and lower percentage rents due to reduced room and other revenues. Pursuant to the amended lease agreements, expenses for real estate taxes and property related insurance became the responsibility of the Lessee. Accordingly, the rent formulas were revised to provide for 17.9% of room revenue in lieu of the monthly, quarterly, semi-annual and annual lease calculations in effect for 2000 under the previous lease agreement. The decrease in lease revenues ($989,000) under the revised lease agreements and lower percentage rents ($103,000) were partially offset by an increase in lease revenues from five hotel properties acquired in October 2000 ($202,000) and by an increase in operating revenues recognized with respect to the Sale Hotels ($931,000) for June 2001 partially offset by a decrease in related base and percentage rents of ($324,000).

     General and administrative expenses for the three months ended June 30, 2001 were $686,000 compared to $311,000 for the three months ended June 30, 2000. The increase, $375,000, was due to an increase in the Financial and Administrative Services fees paid to the Lessee ($188,000), as well as higher professional service fees related to the Company's review of its strategic alternatives ($179,000).

     Hotel and property operation expenses for the three months ended June 30, 2001 were $687,000 compared to $935,000 for the three months ended June 30, 2000. The decrease, $248,000, was due to the amended lease agreements that became effective January 1, 2001. Pursuant to the amended lease agreements, expenses for real estate taxes and property related insurance ($958,000) became the responsibility of the Lessee. Sale Hotel operating expenses of $650,000 for the month of June 2001 partially offset the impact of the amended leases.

     HHM reported average daily room rates of $51.26 for the three months ended June 30, 2001 and $51.21 for the three months ended June 30, 2000. Revenue per available room ("REVPAR") for the three months ended June 30, 2001 decreased by 2.2% to $34.97, compared to $35.75 for the three months ended June 30, 2000. Occupancy as a percentage of rooms available for the three months ended June 30, 2001 was 68.2% versus 69.8% for the three months ended June 30, 2000.

Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000

     Total revenue for the six months ended June 30, 2001 was $15,001,000 compared to total revenue of $16,116,000 for the six months ended June 30, 2000. The decrease, $1,115,000, in total revenue was due primarily to the amended lease agreements that became effective January 1, 2001 and lower percentage rents due to reduced room and other revenues. Pursuant to the amended lease agreements, expenses for real estate taxes and property related insurance became the responsibility of the Lessee. Accordingly, the rent formulas were revised to provide for 17.9% of room revenue in lieu of the monthly, quarterly, semi-annual and annual lease calculations in effect for 2000 under the previous lease agreement. The decrease in lease revenues ($1,801,000) under the revised lease agreements and lower percentage rents ($196,000) were partially offset by an increase in lease revenues from five hotel properties acquired in October 2000 ($325,000) and by an increase in operating revenues recognized with respect to the Sale Hotels ($931,000) for June 2001 partially offset by a decrease in related base and percentage rents of ($324,000).

     Depreciation expense for the six months ended June 30, 2001 was $4,356,000 compared to $4,121,000 for the six months ended June 30, 2000. The increase, $235,000, was due to depreciation of the hotels acquired in October 2000 ($160,000) and additions to existing hotel properties, offset in part by reduced depreciation on the Sale Hotels ($116,000) that are no longer being depreciated effective June 1, 2001.

     General and administrative expenses for the six months ended June 30, 2001 were $1,130,000 compared to $588,000 for the six months ended June 30, 2000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED:



The increase, $542,000, was due primarily to an increase in the Financial and Administrative Services fees paid to the Lessee ($375,000), as well as higher professional service fees related to the Company's review of its strategic alternatives ($179,000), offset by a net decrease in other general and administrative costs.

     Hotel and property operation expenses for the six months ended June 30, 2001 were $723,000 compared to $1,848,000 for the six months ended June 30, 2000. This decrease, $1,125,000, was due primarily to the amended lease agreements that became effective January 1, 2001. Pursuant to the amended lease agreements, expenses for real estate taxes and property related insurance
($1,897,000) became the responsibility of the Lessee.   Sale Hotel operating
expenses of $650,000 for the month of June 2001 partially offset the impact of the amended leases.

     HHM reported an average daily room rate of $50.26 for the six months ended June 30, 2001, compared to $50.73 for the six months ended June 30, 2000, a decrease of 1%. REVPAR for the six months ended June 30, 2001 decreased by 2.6% to $31.53, compared to $32.36 for the six months ended June 30, 2000. Occupancy as a percentage of rooms available for the six months ended June 30, 2001 was 62.7%, versus 63.8% for the six months ended June 30, 2000.

Hotel Properties Held For Sale

     In June 2001, as part of a strategic analysis, the Company identified eleven hotel properties (the "Sale Hotels") that it has decided to sell. As a result, the Company evaluated the recoverability of the carrying amounts of each Sale Hotel based on their estimated fair values less costs to sell. The Company determined that the carrying amounts of four of the hotels were not recoverable from future cash flows from their operation and sale. Accordingly, the Company recognized an impairment loss of $1,192,000 for these hotels during the quarter ended June 30, 2001.

     The Company is actively marketing the Sale Hotels and has negotiated letters of intent with prospective purchasers for certain of these hotels. The letters of intent are subject to various terms and conditions including satisfactory results of due diligence by the purchasers. Management anticipates that the Sale Hotels will be sold in 2002.

Liquidity and Capital Resources

     The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnerships' cash flow. The Partnerships' principal source of revenue is rent earned from the leasing of its Hotels to the Lessee. The Lessee's obligations under the Leases are unsecured. The Lessee's ability to make rent payments, and the Company's liquidity, including its ability to make distributions to shareholders, is dependent on the Lessee's ability to generate sufficient cash flow from the operation of the Hotels.

     The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and the payment of dividends in accordance with REIT requirements.

     The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional securities of the Company, or, in connection with acquisitions of hotel properties, the issuance of limited operating partnership units in Humphrey Hospitality Limited Partnership.

Funds from Operations

     The Company uses a supplemental performance measure along with net earnings to report its operating results. This measure is referred to as Funds from Operations ("FFO"). FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) as net earnings computed in accordance with Generally Accepted Accounting Principles ("GAAP"), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO does not represent cash flows from operations as defined by GAAP. FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as in alternative to cash flows as a measure of liquidity. The

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


Company's FFO may not be comparable to the FFO of other REITs because they may not use the current NAREIT definition or they may interpret the definition differently.

     The Company's FFO for the three and six months ended June 30, 2001 was $4,143,000, and $ 7,785,000, respectively, a decrease of $521,000 and $628,000 from the $4,664,000 and $8,413,000 reported for the three and six months ended June 30, 2000, respectively. The reasons for significant changes in revenues and expenses comprising FFO are indicated above.

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

Part II. OTHER INFORMATION

Item 1. Legal proceedings - See Form 10-Q for the quarterly period ended March 31, 2001, filed May 15, 2001, for information relating to certain litigation initiated against the Company. There has been no significant changes in litigation during the quarter ended June 30, 2001.

Item 2.  Changes in Securities and Use Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

Summary Financial Data

     The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the consolidated statements of income and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                                             Three months                           Six months
                                                            ended June 30,                        ended June 30,
                                             -------------------------------      --------------------------------
                                                 2001             2000                 2001             2000
                                             --------------   --------------      ---------------  ---------------
Net earnings                                  $        733     $      2,072        $       2,014     $      3,641
                                             ==============   ==============      ===============  ===============

Net earnings per share -
    Basic and diluted                         $       0.07     $       0.19        $        0.18     $       0.33
                                             ==============   ==============      ===============  ===============

FFO                                           $      4,143     $      4,664        $       7,785     $      8,413
                                             ==============   ==============      ===============  ===============

Net cash flow:
    Provided by operating activities          $      2,552     $      4,988        $       5,488     $      8,183
    Used in investing activities                    (1,776)            (307)              (3,049)          (1,450)
    Used in financing activities                      (308)          (4,915)              (2,038)          (6,956)
                                             ==============   ==============      ===============  ===============

Weighted average number of shares
    outstanding - EPS
      Basic and diluted                         11,200,831       11,173,543           11,191,936       11,173,543
                                             ==============   ==============      ===============  ===============

RECONCILIATION OF NET
    EARNINGS TO FFO

Net earnings                                  $        733     $      2,072        $       2,014     $      3,641
Depreciation                                         2,139            2,063                4,356            4,121
(Gain) Loss on disposition of assets                    (2)             368                   (2)             368
Provision for impairment loss                        1,192                -                1,192                -
Minority interest                                       81              161                  225              283
                                             --------------   --------------      ---------------  ---------------
FFO                                           $      4,143     $      4,664        $       7,785     $      8,413
                                             ==============   ==============      ===============  ===============

Part II. OTHER INFORMATION
Item 5. OTHER INFORMATION

Humphrey Hospitality Management, Inc. Financial Information for the three and six months ended June 30, 2001 and 2000

     As a supplement to the financial information presented in this Quarterly Report on Form 10-Q, the Company has included financial information provided by Humphrey Hospitality Management, Inc. and Subsidiary ("HHM").

                                     Index

                                                                         Number

HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY

Consolidated Balance Sheets as of June 30, 2001
   and December 31, 2000                                                   15

Consolidated Statements of Operations for the three and six
   months ended June 30, 2001 and 2000                                     16

Consolidated Statements of Cash Flows for the six
   months ended June 30, 2001 and 2000                                     17

Notes to Consolidated Financial Statements                                 18

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                     June 30,           December 31,
                                                                                       2001                 2000
                                                                                 -----------------    -----------------
                                                                                   (Unaudited)
ASSETS
      Cash and cash equivalents                                                           $ 3,384              $ 1,533
      Accounts receivable (net of allowance for doubtful accounts
        of $209 at and $275, respectively)                                                  1,293                1,566
      Prepaid expenses and other assets                                                         3                  213
                                                                                 -----------------    -----------------

                                                                                            4,680                3,312

      Investment in affiliated partnership, at cost                                           150                  144
      Property and equipment (net of accumulated depreciation
        of $90 and $36, respectively)                                                         572                  505
                                                                                 -----------------    -----------------
                                                                                          $ 5,402              $ 3,961
                                                                                 =================    =================

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
      Accounts payable and accrued expenses                                               $ 6,718              $ 3,616
      Due to affiliates                                                                     2,136                3,334
      Notes payable                                                                         1,231                  260
                                                                                 -----------------    -----------------
                                                                                           10,085                7,210
                                                                                 -----------------    -----------------


SHAREHOLDERS' DEFICIT
      Common stock, $.01 par value, 1,000 shares authorized; 127
        and 134 shares issued and outstanding, respectively                                     -                    -
      Additional paid-in capital                                                               40                   50
      Retained deficit                                                                     (4,683)              (3,259)
                                                                                 -----------------    -----------------
                                                                                           (4,643)              (3,209)
      Less:  Note receivable - shareholder                                                     40                   40
                                                                                 -----------------    -----------------
                                                                                           (4,683)              (3,249)
                                                                                 -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

                                                                                          $ 5,402              $ 3,961
                                                                                 =================    =================


See accompanying notes to consolidated financial statements.

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited - in thousands)

                                                              Three months                      Six months
                                                             ended June 30,                   ended June 30,
                                                 ---------------------------       ---------------------------
                                                    2001            2000              2001           2000
                                                 ------------    -----------       -----------    ------------
REVENUES
    Room rentals and other hotel services           $ 20,085       $ 20,961          $ 36,868        $ 37,945
    Other                                                426            229               829             472
                                                 ------------    -----------       -----------    ------------
                                                      20,511         21,190            37,697          38,417
                                                 ------------    -----------       -----------    ------------

EXPENSES
    Hotel operations                                  11,690         10,988            22,687          20,705
    Lease rentals                                      7,206          8,705            13,983          16,432
    General and administrative                         1,129          1,222             2,397           2,407
    Depreciation                                          27              4                54               8
                                                 ------------    -----------       -----------    ------------
                                                      20,052         20,919            39,121          39,552
                                                 ------------    -----------       -----------    ------------

      Net income (loss)                             $    459       $    271          $ (1,424)       $ (1,135)
                                                 ============    ===========       ===========    ============


See accompanying notes to consolidated financial statements.

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS CASH FLOWS
                           (Unaudited - in thousands)

                                                                                        Six months
                                                                                      ended June 30,
                                                                            --------------------------------
                                                                                  2001              2000
                                                                            --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $ (1,424)         $ (1,135)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                                                   54                 8
        Financing fee pursuant to Financial and Administratrive
           Services Agreement                                                          (6)                -
        Changes in operating assets and liabilities
           (Increase) decrease in assets                                              483              (155)
           Increase (decrease) in liabilities                                       1,904              (284)
                                                                            --------------    --------------
             Net cash provided (used) by operating activities                       1,011            (1,566)
                                                                            --------------    --------------

CASH USED BY INVESTING ACTIVITIES
                                                                            --------------    --------------
    Additions to property and equipment                                              (121)             (225)
                                                                            --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable                                                      1,000                 -
    Principal payments on note payable                                                (29)                -
    Repurchase of common stock                                                        (10)                -
                                                                            --------------    --------------
             Net cash provided by financing activities                                961                 -
                                                                            --------------    --------------

Increase (decrease) in cash and cash equivalents                                    1,851            (1,791)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      1,533             5,057
                                                                            --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  3,384          $  3,266
                                                                            ==============    ==============

See accompanying notes to consolidated financial statements.

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Organization and Summary of Significant Accounting Policies

     Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc., (collectively, the "Lessee" or "HHM") were incorporated under the laws of the State of Maryland on August 18, 1994 and October 26, 1999, respectively, to lease and operate hotel properties from Humphrey Hospitality Limited Partnership. As of May 31,1999, James I. Humphrey, Jr., was the sole shareholder of the Lessee. On June 1, 1999, the Lessee sold shares of stock to certain of its officers, constituting a 25% interest in the Lessee, in exchange for $10,000 in cash and a $40,000 note receivable. In June 2001, the Lessee repurchased shares of stock from an officer, constituting a 5% interest in the Lessee, in exchange for approximately $10,000 in cash.

     The Lessee has elected to be treated as an S Corporation for federal and state income tax purposes. Accordingly, no provision or benefit for income taxes has been included in these financial statements.

Basis of Presentation

     The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessee's financial position as of June 30, 2001 and December 31, 2000, the results of its operations for the three and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited financial statements should be read in conjunction with the Lessee's audited financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts for 2000 have been reclassified to conform to the presentation for 2001.

Related Party Transactions

     Effective January 1, 2001, and pursuant to amended lease agreements, expenses for real estate taxes and property related insurance became the responsibility of the Lessee. Accordingly, there was a corresponding annual decrease in the amount of rent payable by the Lessee to the Company approximating the actual cost of such items.

          Except as described below, the Lessee leases 92 hotels (the "Hotels") and one office building from Humphrey Hospitality Trust, Inc. ("Company"). Mr. Humphrey, President and Chief Operating Officer of the Company, is the majority shareholder of the Lessee. No other member of the Company's board had a financial interest in the Lessee. Under the terms of the lease agreements, the Lessee is obligated to pay base and percentage rent. Base rent is a fixed amount paid monthly, and varies between each Hotel. The percentage rent for each Hotel was comprised of 17.9% of monthly room revenue, and 8% of monthly revenues other than room revenues including, but not limited to, telephone charges, movie rental fees and rental payments under any third-party leases.

     The Company has entered into a letter of intent relating to management agreements with HHM providing for a monthly management fee of 5% of gross revenue on eleven hotels being held for sale (the "Sale Hotels") effective June 1, 2001, and the right to terminate any management agreement without cost. For the month of June 2001, the Lessee recognized management fees of approximately $47,000 pursuant to a verbal management agreement pending the execution of the proposed management agreement. Accordingly, HHM did not recognize the revenues and expenses relating to the operation of the Sale Hotels for the month of June 2001.

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



     Pursuant to the terms of the Financial and Administrative Services Agreement, executed in the third quarter of 2000, the Lessee provides the Company with the following services:

     o Accounting and financial reporting, real estate portfolio management and other administrative services for a monthly fee of approximately $88,000, representing an increase of approximately $63,000 per month
          from the previous monthly fee of $25,000.   Accordingly, for the three
          months ended June 30, 2001 and 2000, HHM received related fees of approximately $263,000 and $75,000, respectively. For the six months ended June 30, 2001 and 2000, HHM received related fees of approximately $525,000 and $150,000, respectively.

     o Capital improvement supervisory services for a fee equal to 9% of the total cost of the capital improvements, including furniture, fixture, and equipment purchases. For the three months ended June 30, 2001 and 2000, HHM received related fees totaling approximately $127,000 and $114,000, respectively. For the six months ended June 30, 2001 and 2000, HHM received related fees of approximately $202,000 and $244,000, respectively.

     o Services related to acquiring, disposing and financing Company property (executed in May 2000). The fee, paid in common operating partnership ("OP") units of Humphrey Hospitality Limited Partnership within sixty days of the respective transaction date, is equal to 1% of the gross sales price for acquisitions or dispositions, and .25% of the financing amount. For the three and six months ended June 30, 2001, HHM received related fees of $6,000 (approximately 2,100 OP units) in conjunction with the refinancing of one of the Company's credit facilities. No related fees were received for the three and six months ended June 30, 2000.

Notes Payable

     The Lessee is a joint and several obligee with HAI Management, Inc., an affiliated entity, under a loan agreement with a commercial bank with an outstanding aggregate amount of approximately $555,000. The loan has a term of four years, bears interest at a fixed rate of 10% and is payable in equal monthly installments of approximately $14,000. As of June 30, 2001, the Lessee's allocation of the principal balance was approximately $231,000 and the allocation of the monthly installments of principal and interest was approximately $7,000.

     In January 2001, the Lessee entered into a revolving $1 million loan agreement with Mr. Humphrey. The loan bears interest at LIBOR + 2.20%, payable monthly, with the principal amount payable upon maturity in December 2002.

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

  On May 16, 2001, the Company filed Form 8-K, dated May 16, 2001, under Item 5, to report its earnings results for the first quarter ended March 31, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                 HUMPHREY HOSPITALITY TRUST, INC.


                 By:     /s/  Paul J. Schulte
                    ---------------------------
                       Paul J. Schulte
                       Chairman of the Board
                       Chief Executive Officer


Dated this 14th day of August 2001.