Form 10-Q
period 2001-09-30
HUMPHREY HOSPITALITY TRUST INC
filed 2001-11-14
CIK 929545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2001.

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

                   Yes [X]                      No [ ]

As of November 14, 2001, there were 11,257,006 shares of common stock, par value $.01 per share, outstanding.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                      INDEX

                                                                                                 Page
                                                                                                Number
                                                                                                ------

Part I.    FINANCIAL INFORMATION

Item 1.    HUMPHREY HOSPITALITY TRUST, INC. - FINANCIAL STATEMENTS
           -------------------------------------------------------
           Consolidated Balance Sheets as of September 30, 2001
            and December 31, 2000                                                                  3

           Consolidated Statements of Income for the Three and Nine
            Months Ended September 30, 2001 and 2000                                               4

           Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 2001 and 2000                                               5

           Notes to Consolidated Financial Statements                                              6

Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of  Operations                                                                10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                             12

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                      14

Item 2.    Changes in Securities and Use Proceeds                                                 14

Item 3.    Defaults Upon Senior Securities                                                        14

Item 4.    Submission of Matters to a Vote of Security Holders                                    14

Item 5.    Other Information
            Summary Financial Data                                                                14
            Humphrey Hospitality Management, Inc., Financial Information                          15

Item 6.    Exhibits and Reports on Form 8-K                                                       21

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                                    HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except share data)
                                                                                                 As of
                                                                                   September 30,         December 31,
                                                                                       2001                  2000
                                                                                 -----------------    -----------------
                                                                                    (Unaudited)
ASSETS
------
    Investments in hotel properties                                                     $ 181,429            $ 206,569
    Less accumulated depreciation                                                          38,205               38,259
                                                                                 -----------------    -----------------
                                                                                          143,224              168,310

    Hotel properties held for sale                                                         21,227                    -
    Cash and cash equivalents                                                               2,210                  228
    Accounts receivable                                                                     2,426                3,411
    Prepaid expenses and other assets                                                         206                  338
    Deferred financing costs, net                                                           1,082                1,324
                                                                                 -----------------    -----------------

                                                                                        $ 170,375            $ 173,611
                                                                                 =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES
    Accounts payable and accrued expenses                                               $     920            $   4,276
    Long-term debt                                                                        118,030              119,254
                                                                                 -----------------    -----------------
                                                                                          118,950              123,530
                                                                                 -----------------    -----------------

    Minority interest in consolidated joint ventures                                        4,301                5,088
                                                                                 -----------------    -----------------


SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value,10,000,000 shares
      authorized; no shares issued and outstanding                                              -                    -
    Common stock, $.01 par value, 25,000,000 shares authorized; 11,257,006
      and 11,173,543 shares issued and outstanding, respectively                              112                  112
    Additional paid-in capital                                                             51,306               50,532
    Distributions in excess of retained earnings                                           (4,294)              (5,651)
                                                                                 -----------------    -----------------
                                                                                           47,124               44,993
                                                                                 -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

                                                                                        $ 170,375            $ 173,611
                                                                                 =================    =================

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED
Item 1.  FINANCIAL STATEMENTS, CONTINUED:


                               HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited - in thousands, except per share data)
                                                           Three months                  Nine months
                                                        ended September 30,           ended September 30,
                                                     --------------------------    --------------------------
                                                         2001          2000            2001          2000
                                                     ------------  ------------    ------------  ------------
REVENUES
--------
    Base and percentage rents                            $ 6,702       $ 8,692        $ 20,685      $ 24,699
    Room rentals and other hotel services                  2,547             -           3,478             -
    Other                                                     48            72             135           180
                                                     ------------  ------------    ------------  ------------
                                                           9,297         8,764          24,298        24,879
                                                     ------------  ------------    ------------  ------------

EXPENSES
--------
    Interest                                               2,594         2,708           7,957         7,975
    Depreciation                                           1,913         2,091           6,269         6,212
    General and administrative                               710         1,281           1,840         1,869
    Hotel and property operations                          1,945           933           2,668         2,780
                                                     ------------  ------------    ------------  ------------
                                                           7,162         7,013          18,734        18,836
                                                     ------------  ------------    ------------  ------------

EARNINGS BEFORE GAIN (LOSS) ON DISPOSITION
    OF ASSETS, PROVISION FOR IMPAIRMENT
      LOSS AND MINORITY INTEREST                           2,135         1,751           5,564         6,043

Gain (loss) on disposition of assets                           -             -               2          (368)
Provision for impairment loss                                  -             -          (1,192)            -
Minority interest                                           (211)         (126)           (436)         (409)
                                                     ------------  ------------    ------------  ------------

NET EARNINGS                                             $ 1,924       $ 1,625         $ 3,938       $ 5,266
                                                     ============  ============    ============  ============


NET EARNINGS PER SHARE - basic and diluted                $ 0.17        $ 0.15          $ 0.35        $ 0.47
                                                     ============  ============    ============  ============

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED
Item 1.  FINANCIAL STATEMENTS, CONTINUED:


                            HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited - in thousands)
                                                                                   Nine months
                                                                                ended September 30,
                                                                            ---------------------------
                                                                               2001           2000
                                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                $ 3,938        $ 5,266
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation                                                              6,269          6,212
        Amortization of deferred financing costs                                    459            886
        (Gain) loss on disposition of assets                                         (2)           368
        Provision for impairment loss                                             1,192              -
        Minority interest in earnings                                               436            409
        Changes in operating assets and liabilities:
           Decrease in assets                                                     1,117            704
           Decrease in liabilities                                               (3,356)        (1,329)
                                                                            ------------   ------------
             Net cash provided by operating activities                           10,053         12,516
                                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to hotel properties                                                (3,612)        (3,992)
    Proceeds from sale of property and equipment                                     12          1,974
    Payments to minority partners                                                  (480)          (590)
                                                                            ------------   ------------
             Net cash used in investing activities                               (4,080)        (2,608)
                                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred financing costs                                                       (186)          (173)
    Principal payments on long-term debt                                         (4,074)        (5,700)
    Proceeds from long-term debt                                                  2,850          3,326
    Dividends paid                                                               (2,581)        (7,587)
                                                                            ------------   ------------
             Net cash used in financing activities                               (3,991)       (10,134)
                                                                            ------------   ------------

Increase (decrease) in cash and cash equivalents                                  1,982           (226)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      228            884
                                                                            ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 2,210          $ 658
                                                                            ============   ============

SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES

    Conversion of operating partnership units                                   $   774          $   -
                                                                            ============   ============

    Issuance of operating partnership units                                     $    31          $  65
                                                                            ============   ============

See accompanying notes to consolidated financial statements.

                HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


General

         Humphrey Hospitality Trust, Inc. was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994 and is a real estate investment trust ("REIT") for federal income tax purposes. Humphrey Hospitality Trust, Inc., through its wholly-owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the "Company"), owns controlling interests in Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership (the "Partnerships"). As of September 30, 2001, the Company owned an 86.98% interest in Humphrey Hospitality Limited Partnership. Humphrey Hospitality Limited Partnership owns a 99% general partnership interest, and the Company owns a 1% limited partnership interest, in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership").

       As of September 30, 2001, the Company, through the Partnerships and the Subsidiary Partnership, owned 92 limited service hotels (the "Hotels"), of which 63 were acquired in 1999 and 5 in 2000, and one office building. The Hotels comprise approximately 6,400 rooms and are located in 19 states.

         The Company's principal source of revenue is rents from long-term leases on its Hotels. Rents consist of a fixed base rent and a percentage rent based on each Hotel's room revenue, and to a lesser extent, other hotel services. The lessee's ability to make payments to the Partnerships under the leases is dependent on the cash flows from the operation of the Hotels.

Consolidated Financial Statements

         The Company has prepared the consolidated balance sheet as of September 30, 2001, the consolidated statements of income for the three and nine months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2000 has been derived from the audited consolidated financial statements as of that date.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year. Certain amounts for 2000 have been reclassified to conform to the presentation for 2001.

Related Party Transactions

         Effective  January 1, 2001,  and pursuant to amended lease  agreements, expenses for real estate taxes and property related insurance became the responsibility of the Lessee. Accordingly, there was a corresponding annual decrease in the amount of rent payable by the Lessee to the Company approximating the actual cost of such items.

         Except as described below, the Company leases its office building and all but 11 of the Hotels (see "Hotel Properties Held For Sale" below) to Humphrey Hospitality Management, Inc. and its subsidiary, Supertel Hospitality Management, Inc. (collectively, the "Lessee" or "HHM"). James I. Humphrey, Jr., Secretary and director of the Company, is the sole shareholder of the Lessee. Under the terms of the leases, the Lessee is obligated to pay monthly base and percentage rents. Base rent represents a fixed amount that varies for each

                HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Hotel. The percentage rent for each Hotel is comprised of 17.9% of monthly room revenue, and 8% of monthly revenues other than room revenues including, but not limited to, telephone charges, movie rental fees and rental payments under any third-party leases.

         The Company has engaged HHM to manage the Sale Hotels at a monthly management fee representing 5% of gross hotel revenues. The verbal contract, having an effective date of June 1, 2001, allows the Company to terminate the management agreements without further cost in the event one or more of the Sale Hotels are sold. Pursuant to the verbal management agreements, the Company incurred management fees of $127,000 for the three months ended September 30, 2001 and $174,000 for the nine months ended September 30, 2001.

         Pursuant to the terms of the Financial and Administrative Services Agreement, executed in the third quarter of 2000 and effective retroactively to January 1, 2001, the Lessee provides the Company with the following services:

      o Accounting and financial reporting, real estate portfolio management and other administrative services for an annual fee of approximately $1,050,000, representing an increase of $750,000 from the previous annual fee of $300,000. Accordingly, for the three months ended September 30, 2001, the Company incurred related fees of approximately $263,000. For the three months ended September 30, 2000, the Company incurred related fees of approximately $638,000, including a $375,000 retroactive adjustment to the fee for the first and second quarters of 2000. The Company incurred related fees of approximately $788,000 for the nine months ended September 30, 2001 and 2000.

      o Capital improvement supervisory services for a fee equal to 9% of the total cost of the capital improvements, including furniture, fixture, and equipment purchases. For the three months ended September 30, 2001 and 2000, the Company incurred related fees totaling approximately $82,000 and $135,000, respectively. For the nine months ended September 30, 2001 and 2000, the Company incurred related fees of approximately $284,000 and $379,000, respectively.

      o Services related to acquiring, disposing and financing Company property (executed in May 2000). The fee, payable in common operating partnership ("OP") units of Humphrey Hospitality Limited Partnership within sixty days of the respective transaction date, is equal to 1% of the gross sales price for acquisitions or dispositions, and .25% of the financing amount. For the three months ended September 30, 2001 and 2000, the Company incurred related fees of $25,000 (approximately 7,100 OP units) and $65,000 (approximately 7,900 OP units), respectively, in conjunction with refinancing activities. For the nine months ended September 30, 2001 and 2000, the Company incurred related fees of $31,000 (approximately 9,200 OP units) and $65,000 (approximately 7,900 OP units), respectively, in conjunction with refinancing activities.

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

                HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         In July 2001, the Company announced that the committee of independent directors had completed its initial review of strategic alternatives, and had approved the formation of a taxable REIT subsidiary of the Company ("TRS"). The Company intends to lease the Hotels to the proposed TRS before year-end 2001, and to assign all remaining leases from HHM to the TRS. A letter of intent has been executed with HHM which contemplates that the TRS will enter into four-year management agreements with HHM to manage the hotels for a fee. Subject to franchisor approval, the TRS intends to become the franchisee for each of the Company's hotels. The Company, or its TRS, plans to pay HHM a fee as consideration for its assignment of the remaining hotel leases and termination of the right of first refusal to lease hotels acquired or developed by the Company in the future.

         In addition, the Company announced a new dividend policy based on quarterly payments of approximately 100% of annual REIT taxable income. In October 2001, the Company communicated that based on distributions already made by the REIT in the current year, it does not appear likely that a fourth quarter dividend will be paid in 2001. The actual amount of dividends will be determined by the board of directors at the time of declaration, and will be based on the Company's actual results of operations, economic conditions, capital expenditure requirements and other factors that the board of directors deems relevant.

         In the filing of quarterly loan compliance certificates with its lenders for the trailing four-quarter period ended September 30, 2001, the Company reported a loan to value ratio in excess of covenant limitations for its term loan with Marquette Bank ($25.4 million outstanding), two term loans with U.S. Bank ($12.1 million and $9.3 million outstanding, respectively), and a term loan with Firstar Bank ($6.4 million outstanding). In addition, the Company reported that trailing twelve-month cash flows from selected hotels securing a $22.5 million revolving line of credit with Mercantile Bank represented a ratio of 1.8X the assumed debt service on this loan where a minimum coverage ratio of 2.0X was required. The Company subsequently cured its covenant default on the $9.3 million loan with U.S. Bank through the sale of its Irving, TX Super 8 hotel and is working directly with the other specified lenders in developing a plan for future compliance.

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

         The Company is actively marketing the Sale Hotels and has negotiated contracts or non-binding letters of intent for the sale of four hotels. Upon closing, these four hotels are expected to generate aggregate sales proceeds up to $10.1 million. Management anticipates that the Sale Hotels will be sold in 2002.

         For the three months ended September 30, 2001, the Company recognized room rentals and other hotel services revenues of $2,547,000 and hotel operating expenses of $1,881,000 relating to the Sale Hotels. For the nine months ended September 30, 2001, the Company recognized base and percentage rents of $1,436,000, room rentals and other hotel operating services revenues of $3,478,000 and hotel operating expenses of $2,531,000 relating to the Sale Hotels.

Earnings Per Share

         Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of convertible securities are computed using the "if converted" method and the dilutive effects of options, warrants and their equivalents (including fixed awards and nonvested shares issued under share-based compensation plans) are computed using the "treasury stock" method. The following table sets forth information relating to the computation of basic and diluted earnings per share:

                HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                             Three months                           Nine months
                                                          ended September 30,                   ended September 30,
                                                  ----------------------------------      ----------------------------------
                                                       2001               2000                 2001               2000
                                                  ---------------    ---------------      ---------------    ---------------
Numerator:
   Numerator for basic and diluted earnings
     per share - earnings available to
       common shareholders                               $ 1,924              1,625              $ 3,938              5,266
                                                  ===============    ===============      ===============    ===============

Denominator:
   Denominator for basic and diluted earnings
     per share - weighted average
       shares outstanding                             11,212,380         11,173,543           11,198,826         11,173,543
                                                  ===============    ===============      ===============    ===============

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. At September 30, 2001, the operating partnership units, if converted, would produce an additional 1,188,990 shares.

Part I.  FINANCIAL INFORMATION
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS:

Results of Operations

Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000

         Total revenue for the three months ended September 30, 2001 was $9,297,000 compared to total revenue of $8,764,000 for the three months ended September 30, 2000. The increase, $533,000, was due primarily to operating revenues recognized with respect to the Sale Hotels ($2,547,000), offset by a decrease in base and percentage rents related to the Sale Hotels ($1,025,000) and a decrease in base and percentage rents ($944,000) as a result of the amended lease agreements that became effective January 1, 2001. Pursuant to the amended lease agreements, expenses for real estate taxes and property related insurance became the responsibility of the Lessee. Accordingly, the rent formulas with respect to room revenue were revised to provide for 17.9% of room revenue in lieu of the monthly, quarterly, semi-annual and annual lease calculations in effect for 2000 under the previous lease agreement.

         Interest expense for the three months ended September 30, 2001 was $2,594,000 compared to $2,708,000 for the three months ended September 30, 2000. The decrease, $114,000, was due primarily to a decrease in interest rates on the Company's variable rate debt.

         Depreciation expense for the three months ended September 30, 2001 was $1,913,000 compared to $2,091,000 for the three months ended September 30, 2000. The decrease, $178,000, was due to depreciation no longer being recorded on the Sale Hotels effective June 1, 2001 ($348,000), offset in part by depreciation on the hotels acquired in October 2000 ($82,000).

         General and administrative expenses for the three months ended September 30, 2001 were $710,000 compared to $1,281,000 for the three months ended September 30, 2000. The decrease, $571,000, was due primarily to the retroactive adjustment to the fee for accounting and financial reporting, real estate portfolio management and other administrative services relating to the first and second quarters of 2000 ($375,000) and certain fees that were paid relating to unsuccessful financing efforts ($472,000) recorded in the three months ended September 30, 2000 offset in part by higher professional services fees related to the Company's review of its strategic alternatives ($252,000).

         Hotel and property operations expenses for the three months ended September 30, 2001 were $1,945,000 compared to $933,000 for the three months ended September 30, 2000. The increase, $1,012,000, was due to hotel and property operating expenses related to the Sale Hotels ($1,881,000), partially offset by lower expenses for real estate taxes and property related insurance ($850,000) which became the responsibility of the Lessee pursuant to the amended lease agreements.

         HHM reported average daily room rates of $52.20 for the three months ended September 30, 2001 compared to $51.24 for the three months ended September 30, 2000, an increase of 1.9%. Revenue per available room ("REVPAR") for the three months ended September 30, 2001 decreased by 5.3% to $35.55, compared to $37.52 for the three months ended September 30, 2000. Occupancy as a percentage of rooms available for the three months ended September 30, 2001 was 68.1% versus 73.2% for the three months ended September 30, 2000.

Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000

         Total revenue for the nine months ended September 30, 2001 was $24,298,000 compared to total revenue of $24,879,000 for the nine months ended September 30, 2000. The decrease, $581,000, was due primarily to the amended lease agreements that became effective January 1, 2001. Pursuant to the amended lease agreements, expenses for real estate taxes and property related insurance became the responsibility of the Lessee. Accordingly, the rent formulas with respect to room revenue were revised to provide for 17.9% of room revenue in lieu of the monthly, quarterly, semi-annual and annual lease calculations in effect for 2000 under the previous lease agreement. The decrease in lease revenues ($2,745,000) under the revised lease agreements and lower percentage rents ($461,000) were partially offset by an increase in operating revenues recognized with respect to the Sale Hotels ($3,478,000) partially offset by a decrease in base and percentage rents of ($1,377,000) from the Sale Hotels.

Part I.  FINANCIAL INFORMATION
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS:


         General and administrative expenses for the nine months ended September 30, 2001 were $1,840,000 compared to $1,869,000 for the nine months ended September 30, 2000. The decrease, $29,000, was due primarily to higher professional services fees related to the Company's review of its strategic alternatives ($492,000) offset by certain fees that were paid related to unsuccessful financing efforts ($472,000) recorded in the nine months ended September 30, 2000.

         Hotel and property operations expenses for the nine months ended September 30, 2001 were $2,668,000 compared to $2,780,000 for the nine months ended September 30, 2000. This decrease, $112,000, was due primarily to the amended lease agreements that became effective January 1, 2001. Pursuant to the amended lease agreements, expenses for real estate taxes and property related insurance ($2,747,000) became the responsibility of the Lessee. The decrease was partially offset by the hotel and property operating expenses related to the Sale Hotels ($2,531,000).

         HHM reported an average daily room rate of $50.80 for the nine months ended September 30, 2001 compared to $50.92 for the nine months ended September 30, 2000. REVPAR for the nine months ended September 30, 2001 decreased by 3.5% to $32.88, compared to $34.09 for the nine months ended September 30, 2000. Occupancy as a percentage of rooms available for the nine months ended September 30, 2001 was 64.7%, versus 66.9% for the nine months ended September 30, 2000.

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

         The Company is actively marketing the Sale Hotels and has negotiated contracts or non-binding letters of intent for the sale of four hotels. Upon closing, these four hotels are expected to generate aggregate sales proceeds up to $10.1 million. Management anticipates that the Sale Hotels will be sold in 2002.

         On October 23, 2001, the Company disposed of its interest in a Super 8 hotel located in Irving, Texas, for $2.4 million and realized a gain on disposition of approximately $37,000. The Company intends to use the proceeds for working capital purposes and to pay down existing debt.

Liquidity and Capital Resources

         The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Partnerships' cash flow. The Partnerships' principal source of cash is rent received from the leasing of its Hotels to the Lessee. The Lessee's obligations under the Leases are unsecured. The Lessee's ability to make rent payments, and the Company's liquidity, including its ability to make distributions to shareholders, is dependent on the Lessee's ability to generate sufficient cash flow from the operation of the Hotels.

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

         In September 2001, the Company obtained a $10 million credit facility with Fleet National Bank to replace a $20 million revolving credit facility that matured on September 1, 2001. The credit facility bears interest at a variable rate and matures September 1, 2002. There was no amount available under this facility at September 30, 2001.

Part I.  FINANCIAL INFORMATION
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS:


         On October 15, 2001, the Company and U.S. Bank National Association entered into an amendment to extend the maturity date of the $7 million revolving credit facility to December 15, 2001 and to decrease the amount available under the revolving credit facility to $4.5 million. The Company had approximately $4.4 million drawn against this facility at September 30, 2001.

         In the filing of quarterly loan compliance certificates with its lenders for the trailing four-quarter period ended September 30, 2001, the Company reported a loan to value ratio in excess of covenant limitations for its term loan with Marquette Bank ($25.4 million outstanding), two term loans with U.S. Bank ($12.1 million and $9.3 million outstanding, respectively), and a term loan with Firstar Bank ($6.4 million outstanding). In addition, the Company reported that trailing twelve-month cash flows from selected hotels securing a $22.5 million revolving line of credit with Mercantile Bank represented a ratio of 1.8X the assumed debt service on this loan where a minimum coverage ratio of 2.0X was required. The Company subsequently cured its covenant default on the $9.3 million loan with U.S. Bank through the sale of its Irving, TX Super 8 hotel and is working directly with the other specified lenders in developing a plan for future compliance.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite useful lives from an amortization approach to an impairment-only approach. The adoption of SFAS No. 142 in 2002 will not have an effect on the Company's financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No.121, "Accounting for Impairment of Long-Lives Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operation, but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. We believe adoption of this statement in 2002 will not have a material effect on the Company's financial statements.

Impact of Terrorist Attacks on September 11, 2001

         The terrorist attacks of September 11, 2001 were unprecedented and the effects from the dramatic events continue to impact the national economy and, specifically, the hospitality industry. However, the events have not significantly impacted the operations of the Company. The occupancy rates and average daily rates experienced by the majority of the hotel properties owned by the Company have not seen significant deterioration from the levels seen prior to the events of September 11, 2001. However, it is not currently possible to accurately predict the long term effects of these events and the Company will continue to monitor the economies that the hotels operate within and the operations of the hotel properties closely.

Funds from Operations

         The Company uses a supplemental performance measure along with net earnings to report its operating results. This measure is referred to as Funds from Operations ("FFO"). FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) as net earnings computed in accordance with Generally Accepted Accounting Principles ("GAAP"), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO does not represent cash flows from operations as defined by GAAP. FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. The Company's FFO may not be comparable to the FFO of other REITs because they may not use the current NAREIT definition or they may interpret the definition differently.

         The Company's FFO for the three and nine months ended September 30, 2001 was $4,048,000, and $11,833,000, respectively, an increase of $206,000 and decrease of $422,000 from the $3,842,000 and $12,255,000 reported for the three and nine months ended September 30, 2000, respectively. The reasons for significant changes in revenues and expenses comprising FFO are indicated above.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         See Form 10-Q for the quarterly period ended March 31, 2001, filed May 15, 2001, for information relating to certain litigation initiated against the Company. There has been no significant changes in litigation during the quarter ended September 30, 2001.

Item 2.  Changes in Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information

         Summary Financial Data (in thousands, except share data)

         The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the consolidated statements of income and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                                       Three months                         Nine months
                                                   ended September 30,                  ended September 30,
                                             -------------------------------      --------------------------------
                                                  2001             2000                 2001             2000
                                             --------------   --------------      ---------------  ---------------
Net earnings                                       $ 1,924          $ 1,625              $ 3,938          $ 5,266
                                             ==============   ==============      ===============  ===============

Net earnings per share -
    Basic and diluted                               $ 0.17           $ 0.15               $ 0.35           $ 0.47
                                             ==============   ==============      ===============  ===============

FFO                                                $ 4,048          $ 3,842             $ 11,833         $ 12,255
                                             ==============   ==============      ===============  ===============

Net cash flow:
    Provided by operating activities               $ 4,565          $ 4,333             $ 10,053         $ 12,516
    Used in investing activities                    (1,031)          (1,158)              (4,080)          (2,608)
    Used in financing activities                    (1,953)          (3,178)              (3,991)         (10,134)
                                             ==============   ==============      ===============  ===============

Weighted average number of shares
    outstanding - EPS
      Basic and diluted                         11,212,380       11,173,543           11,198,826       11,173,543
                                             ==============   ==============      ===============  ===============

RECONCILIATION OF NET
    EARNINGS TO FFO

Net earnings                                       $ 1,924          $ 1,625              $ 3,938          $ 5,266
Depreciation                                         1,913            2,091                6,269            6,212
(Gain) Loss on disposition of assets                     -                -                   (2)             368
Provision for impairment loss                            -                -                1,192                -
Minority interest                                      211              126                  436              409
                                             --------------   --------------      ---------------  ---------------
FFO                                                $ 4,048          $ 3,842             $ 11,833         $ 12,255
                                             ==============   ==============      ===============  ===============

Part II. OTHER INFORMATION
Item 5.  OTHER INFORMATION

Humphrey Hospitality Management, Inc. Financial Information for the three and nine months ended September 30, 2001 and 2000

         As a supplement to the financial information presented in this Quarterly Report on Form 10-Q, the Company has included financial information provided by Humphrey Hospitality Management, Inc. and Subsidiary ("HHM").

                                      Index

                                                                         Page
                                                                        Number
                                                                        ------

HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
----------------------------------------------------

Consolidated Balance Sheets as of September 30, 2001
   and December 31, 2000                                                  16

Consolidated Statements of Operations for the three and nine
   months ended September 30, 2001 and 2000                               17

Consolidated Statements of Cash Flows for the nine
   months ended September 30, 2001 and 2000                               18

Notes to Consolidated Financial Statements                                19

Part II.  OTHER INFORMATION, CONTINUED
Item 5.   OTHER INFORMATION, CONTINUED:


                                  HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS
                                                     (In thousands)


                                                                                  September 30,         December 31,
                                                                                       2001                 2000
                                                                                 -----------------    -----------------
                                                                                   (Unaudited)
ASSETS
------
      Cash and cash equivalents                                                           $ 2,148              $ 1,533
      Accounts receivable (net of allowance for doubtful accounts
        of $187 and $275, respectively)                                                     1,204                1,566
      Prepaid expenses and other assets                                                       103                  213
                                                                                 -----------------    -----------------

                                                                                            3,455                3,312

      Investment in affiliated partnership, at cost                                           175                  144
      Property and equipment (net of accumulated depreciation
        of $112 and $36, respectively)                                                        536                  505
                                                                                 -----------------    -----------------

                                                                                          $ 4,166              $ 3,961
                                                                                 =================    =================

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
LIABILITIES
      Accounts payable and accrued expenses                                               $ 6,243              $ 3,616
      Due to affiliates                                                                     1,959                3,334
      Notes payable                                                                           217                  260
                                                                                 -----------------    -----------------

                                                                                            8,419                7,210
                                                                                 -----------------    -----------------


SHAREHOLDERS' DEFICIT
      Common stock, $.01 par value, 1,000 shares authorized; 100
        and 134 shares issued and outstanding, respectively                                     -                    -
      Additional paid-in capital                                                                -                   50
      Retained deficit                                                                     (4,253)              (3,259)
                                                                                 -----------------    -----------------
                                                                                           (4,253)              (3,209)
      Less:  Note receivable - shareholder                                                      -                   40
                                                                                 -----------------    -----------------

                                                                                           (4,253)              (3,249)
                                                                                 -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

                                                                                          $ 4,166              $ 3,961
                                                                                 =================    =================

See accompanying notes to consolidated financial statements.

Part II.  OTHER INFORMATION, CONTINUED
Item 5.   OTHER INFORMATION, CONTINUED:

                                HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited - in thousands)

                                                              Three months                     Nine months
                                                           ended September 30,             ended September 30,
                                                      ---------------------------       ---------------------------
                                                          2001            2000              2001           2000
                                                      ------------    -----------       -----------    ------------
REVENUES
    Room rentals and other hotel services                $ 19,017       $ 22,010          $ 55,885        $ 59,924
    Other                                                     518            867             1,347           1,339
                                                      ------------    -----------       -----------    ------------

                                                           19,535         22,877            57,232          61,263
                                                      ------------    -----------       -----------    ------------

EXPENSES
    Hotel operations                                       11,182         11,985            33,869          32,659
    Lease rentals                                           6,702          8,987            20,685          25,419
    General and administrative                              1,188          1,287             3,585           3,693
    Depreciation                                               27              5                81              14
                                                      ------------    -----------       -----------    ------------

                                                           19,099         22,264            58,220          61,785
                                                      ------------    -----------       -----------    ------------

    Earnings (loss) before loss on disposal of assets         436            613              (988)           (522)

Loss on disposal of assets                                     (6)             -                (6)              -
                                                      ------------    -----------       -----------    ------------

        Net earnings (loss)                                 $ 430          $ 613            $ (994)         $ (522)
                                                      ============    ===========       ===========    ============

See accompanying notes to consolidated financial statements.

Part II.  OTHER INFORMATION, CONTINUED
Item 5.   OTHER INFORMATION, CONTINUED:

                             HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS CASH FLOWS
                                          (Unaudited - in thousands)

                                                                                     Nine months
                                                                                  ended September 30,
                                                                            --------------------------------
                                                                                2001              2000
                                                                            --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $ (994)           $ (522)
    Adjustments to reconcile net loss to net cash provided
      (used) by operating activities:
        Depreciation                                                                   81                14
        Loss on disposal of assets                                                      6
        Financing fee pursuant to Financial and
           Administrative Services Agreement                                          (31)              (65)
        Changes in operating assets and liabilities:
           (Increase) decrease in assets                                              472              (397)
           Increase (decrease) in liabilities                                       1,252               257
                                                                            --------------    --------------
             Net cash provided (used) by operating activities                         786              (713)
                                                                            --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                              (123)             (385)
    Proceeds from sale of property and equipment                                        5                 -
                                                                            --------------    --------------
             Net cash used by investing activities                                   (118)             (385)
                                                                            --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable                                                      1,000               250
    Principal payments on notes payable                                            (1,043)                -
    Repurchase of common stock                                                        (10)                -
                                                                            --------------    --------------
             Net cash provided by financing activities                                (53)              250
                                                                            --------------    --------------

Increase (decrease) in cash and cash equivalents                                      615              (848)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      1,533             5,057
                                                                            --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 2,148           $ 4,209
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

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Organization and Summary of Significant Accounting Policies

         Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc., (collectively, the "Lessee" or "HHM") were incorporated under the laws of the State of Maryland on August 18, 1994 and October 26, 1999, respectively, to lease and operate hotel properties from Humphrey Hospitality Trust, Inc. and its subsidiaries (collectively, the "Company"). On June 1, 1999, the Lessee sold shares of stock to certain of its officers, constituting a 25% interest in the Lessee, in exchange for $10,000 in cash and a $40,000 note receivable. During the second quarter ended June 30, 2001, the Lessee repurchased 5% of that interest for $10,000 in cash and during the third quarter ended September 30, 2001, the Lessee repurchased the remaining 20% interest in exchange for the $40,000 note receivable. As of September 30, 2001, Mr. James I. Humphrey, Jr. is the sole shareholder of the Lessee.

         The Lessee has elected to be treated as an S Corporation for federal and state income tax purposes. Accordingly, no provision or benefit for income taxes has been included in these financial statements.

Basis of Presentation

         The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Lessee's financial position as of September 30, 2001 and December 31, 2000, the results of its operations for the three and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited financial statements should be read in conjunction with the Lessee's audited financial statements and footnotes thereto included in Humphrey Hospitality Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts for 2000 have been reclassified to conform to the presentation for 2001.

Related Party Transactions

         Effective  January 1, 2001,  and pursuant to amended lease  agreements, expenses for real estate taxes and property related insurance became the responsibility of the Lessee. Accordingly, there was a corresponding annual decrease in the amount of rent payable by the Lessee to the Company approximating the actual cost of such items.

         Except as described below, HHM leases an office building and all but 11 of the Hotels (the "Sale Hotels") from the Company. James I. Humphrey, Jr., Secretary and director of the Company, is the sole shareholder of the HHM. Under the terms of the leases, HHM is obligated to pay monthly base and percentage rents. Base rent represents a fixed amount that varies between each Hotel. The percentage rent for each Hotel is comprised of 17.9% of monthly room revenue, and 8% of monthly revenues other than room revenues including, but not limited to, telephone charges, movie rental fees and rental payments under any third-party leases.

         HHM has been engaged by the Company to manage the Sale Hotels at a monthly management fee representing 5% of gross hotel revenues. The verbal contract, having an effective date of June 1, 2001, allows the Company to terminate the management agreements without further cost in the event one or more of the Sale Hotels are sold. Pursuant to the verbal management agreements, HHM recognized management fees of $127,000 for the three months ended September 30, 2001 and $174,000 for the nine months ended September 30, 2001.

              HUMPHREY HOSPITALITY MANAGEMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Pursuant to the terms of the Financial and Administrative Services Agreement, executed in the third quarter of 2000, and effective retroactively to January 1, 2000, the Lessee provides the Company with the following services:

      o Accounting and financial reporting, real estate portfolio management and other administrative services for an annual fee of approximately $1,050,000, representing an increase of $750,000 from the previous annual fee of $300,000. Accordingly, for the three months ended
            September 30, 2001, HHM recognized related fees of approximately $263,000. For the three months ended September 30, 2000, HHM recognized related fees of approximately $638,000, including a $375,000 retroactive adjustment to the fee for the first and second quarters of 2000. HHM recognized related fees of approximately $788,000 for the nine months ended September 30, 2001 and 2000.

      o Capital improvement supervisory services for a fee equal to 9% of the total cost of the capital improvements, including furniture, fixture, and equipment purchases. For the three months ended September 30, 2001 and 2000, HHM recognized related fees totaling approximately $82,000 and $135,000, respectively. For the nine months ended September 30, 2001 and 2000, HHM recognized related fees of approximately $284,000 and $379,000, respectively.

      o Services related to acquiring, disposing and financing Company property (executed in May 2000). The fee, earned in common operating partnership ("OP") units of Humphrey Hospitality Limited Partnership within sixty days of the respective transaction date, is equal to 1% of the gross sales price for acquisitions or dispositions, and .25% of the financing amount. For the three months ended September 30, 2001 and 2000, HHM recognized related fees of $25,000 (approximately 7,100 OP units) and $65,000 (approximately 7,900 OP units), respectively, in conjunction with refinancing activities. For the nine months ended September 30, 2001 and 2000, HHM recognized related fees of $31,000 (approximately 9,200 OP units) and $65,000 (approximately 7,900 OP units), respectively, also in conjunction with refinancing activities.

Notes Payable

         HHM is a joint and several obligee with HAI Management, Inc., an affiliated entity, under a loan agreement with a commercial bank with an outstanding aggregate amount of approximately $555,000. The loan has a term of four years, bears interest at a fixed rate of 10% and is payable in equal monthly installments of approximately $14,000. As of September 30, 2001, HHM's allocation of the principal balance was approximately $217,000 and the allocation of the monthly installments of principal and interest was approximately $7,000.

Lease Expense

         Lease expense is recognized when accrued under the lease agreements. Contingent lease expense, which was in effect in 2000 under the previous lease agreements, was accrued for each hotel based on the probability of the future revenue target being achieved.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

 (A)     Exhibits - None

 (B)     Reports on Form 8-K
         None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                  HUMPHREY HOSPITALITY TRUST, INC.


               By:      /s/ George R. Whittemore
                       -----------------------------
                       George R. Whittemore
                       President and Chief
                         Executive Officer

Dated this 14th day of November 2001.