Form 10-Q/A
period 2001-09-30
HUMPHREY HOSPITALITY TRUST INC
filed 2001-11-16
CIK 929545

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

Item 2.  Changes in Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         In the filing of quarterly loan compliance certificates with its lenders for the trailing four-quarter period ended September 30, 2001, the Company reported a loan to value ratio in excess of covenant limitations for its term loan with Marquette Bank ($25.4 million outstanding), two term loans with U.S. Bank ($12.1 million and $9.3 million outstanding, respectively), and a term loan with Firstar Bank ($6.4 million outstanding). In addition, the Company reported that trailing twelve-month cash flows from selected hotels securing a $22.5 million revolving line of credit with Mercantile Bank represented a ratio of 1.8X the assumed debt service on this loan where a minimum coverage ratio of 2.0X was required. The Company subsequently cured its covenant default on the $9.3 million loan with U.S. Bank through the sale of its Irving, TX Super 8 hotel and is working directly with the other specified lenders in developing a plan for future compliance.


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


Dated this 16th day of November 2001.