Form 10-K405
period 2001-12-31
HUMPHREY HOSPITALITY TRUST INC
filed 2002-04-01
CIK 929545

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28,635,000 based on the last sale price in The Nasdaq National Market for such stock on March 26, 2002.

The number of shares of the registrant's common stock outstanding was 11,318,116 as of March 26, 2002.

                       Documents Incorporated by Reference

Portions of the Company's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 23, 2002.

--------------------------------------------------------------------------------


                                              TABLE OF CONTENTS


                                                                                                   Form 10-K
                                                                                                     Report
Item No.                                                                                              Page
--------                                                                                              ----

                                                    PART I
   1.    Description of Business.......................................................................3
   2.    Properties...................................................................................13
   3.    Legal Proceedings............................................................................14
   4.    Submission of Matters to a Vote of Security Holders..........................................15

                                                   PART II

   5.    Market for the Registrant's Common Equity and Related
             Shareholder Matters......................................................................16
   6.    Selected Financial Data......................................................................17
   7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................................................22
   7A.   Quantitative and Qualitative Disclosures about Market Risk...................................27
   8.    Financial Statements and Supplementary Data..................................................29
   9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.........55

                                                   PART III

   10.   Directors and Executive Officers of the Registrant...........................................55
   11.   Executive Compensation.......................................................................55
   12.   Security Ownership of Certain Beneficial Owners and Management...............................55
   13.   Certain Relationships and Related Transactions...............................................55

                                                   PART IV

   14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K............................55

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       Certain information both included and incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, risks associated with debt financing, interest rates, competition, supply and demand for hotel rooms in the Company's current and proposed market areas, policies and guidelines applicable to real estate investment trusts and other risks and uncertainties described in the Company's filings with the SEC from time to time, including , specifically, the Current Report on Form 8-K filed with the SEC on April 2, 2002. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

                                     PART I
Item 1.  Description of Business

(a)    General Development of Business

       Humphrey Hospitality Trust, Inc. ("HHTI") is a real estate investment trust ("REIT") for Federal income tax purposes and was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994. The common stock, par value $.01 per share (the "Common Stock"), began to trade on The Nasdaq National Market on October 30, 1996.

       On October 26, 1999, HHTI and Supertel Hospitality, Inc. ("Supertel"), consummated a merger pursuant to which HHTI exchanged 1.30 shares of its Common Stock for each outstanding share of Supertel's common stock (the "Merger"). As a result of the Merger, and in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations," Supertel was considered the acquiring enterprise for financial reporting purposes. Accordingly, the consolidated financial statements herein present Supertel's historical financial information for periods prior to the Merger. So that HHTI could continue to qualify as a REIT after the Merger, the Merger agreement provided for the shareholders of Supertel to receive a pre-closing dividend of Supertel's accumulated earnings and profits. The earnings and profits dividend of $5.13 per share was paid to Supertel shareholders on October 25, 1999. The boards and shareholders of both companies approved the Merger.

       HHTI, through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the "Company"), owns a controlling interest in Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership (collectively, the "Partnerships"). As of December 31, 2001, the Company owned an approximately 88% general partnership interest in Humphrey Hospitality Limited Partnership and a 100% interest in E&P Financing Limited Partnership. Humphrey Hospitality Limited Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership").

       As of December 31, 2001, the Company, through the Partnerships and the Subsidiary Partnership, owned 91 limited service hotels (the "Hotels") and one office building. Except for ten properties held for sale (the "Sale Hotels"), the Hotels and office building were leased to Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc. (collectively, the "Lessee" or "HHM") pursuant to leases that provided for base and percentage rents ("Percentage Leases"). The Sale Hotels are managed by HHM.

(b)      Recent Developments

       In March 2001, the Company announced that it was advised by the Lessee that the Lessee had incurred, and expected to continue to incur, losses from the leasing and operation of the Company's Hotels. The Lessee cited several adverse factors giving rise to the continued losses and requested relief from the Company in the form of substantial reductions in the rent paid to the Company under the leases. In the absence of such relief, the Lessee indicated that it would be unable to continue to lease and operate the Hotels.

       In March 2001, the Company's Board of Directors formed a committee of independent directors and engaged an outside financial advisor to evaluate the information it had received from the Lessee and to explore alternatives available to the Company.

       In July 2001, the Company announced that the committee of independent directors had completed a review of strategic alternatives, and had approved the formation of a taxable REIT subsidiary of the Company ("TRS"). Under the Federal REIT Modernization Act (RMA), which became effective January 1, 2001, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries. The Company has formed a wholly owned TRS (the "TRS Lessee") in accordance with the RMA. Under the RMA, the TRS Lessee is required to enter into management agreements with an "eligible independent contractor" who will manage hotels leased by the TRS Lessee. Effective December 31, 2001, the Company entered into a lease termination agreement (the "Termination Agreement") with HHM, pursuant to which, among other things, the parties terminated the existing leases between the Company, as lessor, and HHM, as lessee. Effective January 1, 2002, (i) the Company, as lessor, and the TRS Lessee, as lessee, entered into new leases, and (ii) the TRS Lessee entered into a new management agreement (the "Management Agreement") with HHM as to the Hotels owned by the Company and now leased to the TRS Lessee, pursuant to which HHM will operate all of the Hotels.

       Reference should be made to the agreements filed on the Company's Current Report on Form 8-K filed on January 15, 2002. Certain provisions of the Termination Agreement and the Management Agreement, and related matters, are summarized below.

Termination Agreement
---------------------

      o The existing Percentage Leases between the Company, as lessor, and HHM as lessee, were terminated effective December 31, 2001, and the TRS Lessee and HHM entered into the Management Agreement effective January 1, 2002.

      o Other ancillary agreements between the Company and HHM were terminated effective December 31, 2001, including the existing Financial and Administrative Services Agreement pursuant to which
            HHM provided administrative services to the Company. Effective January 1, 2002, the Company and HHM entered into a new Administrative Services Agreement.

      o The Company paid HHM a $400,000 termination fee recognized as a nonrecurring expense in the fourth quarter of 2001.

      o On January 1, 2002, the TRS Lessee purchased accounts receivable aggregating approximately $781,000 from HHM in exchange for a note for the same amount from the TRS Lessee to HHM due April 1, 2002. HHM agreed to re-purchase any uncollected accounts receivable from the TRS Lessee on April 1, 2002.

New Lease
---------

         The Company, as lessor, and the TRS Lessee, as lessee, entered into a new lease agreement effective January 1, 2002 having a term of five years. The new lease calls for a percentage rent representing 26% of quarterly room revenue for the first two years of the lease term, increasing to 30% of quarterly room revenue for the remaining term of the lease.

Management Agreement.

         The Management Agreement covers all of the Company's Hotels. As previously disclosed, the Percentage Leases on 11 hotels (the "Sale Hotels") were terminated as of June 1, 2001. Since then, the Sale Hotels have been operated by HHM under a management contract. As of December 31, 2001, one of the Sale Hotels has been sold.

      o The Management Agreement expires on September 30, 2005, subject to earlier termination by the TRS Lessee as to one or more hotels upon
            (i) sale of a hotel, (ii) failure of HHM to achieve at least 85% of the budgeted hotel net operating income for a hotel (subject to HHM's right to avoid termination by paying to the TRS Lessee an amount sufficient to reach 85% of budgeted hotel net operating income), (iii) termination of a franchise agreement as a result of HHM's failure to satisfy its obligations under the Management Agreement, and (iv) failure of HHM to achieve 85% of the budgeted hotel net operating income in two consecutive years regardless of whether HHM has supplemented net operating income as described in
            (ii) above. No termination fee is payable to HHM if the Management Agreement is terminated pursuant to (ii), (iii) or (iv) above.

      o Upon the Company's sale of a hotel prior to September 30, 2003 and termination of the Management Agreement with respect thereto, the TRS Lessee will pay to HHM a termination fee equal to 33-1/3% of the base management fee and incentive fee, if any, for the most recent 12-month period ended prior to the date of termination. No termination fee is payable upon termination of the Management Agreement upon sale of a hotel after September 30, 2003 or upon the sale of a Sale Hotel at any time. Upon termination of the Management Agreement upon a change in control of the Company, the TRS Lessee will pay HHM a termination fee equal to 50% of the base management fee and incentive fee, if any, for the most recent 12-month period ended prior to the date of termination.

      o With respect to the Sale Hotels the following fees are payable by the TRS Lessee to HHM: (a) prior to March 31, 2002, a base management fee equal to 5% of gross hotel income (as defined in the Management Agreement) plus a potential incentive fee (as defined in the Management Agreement), and (b) effective April 1, 2002 through the end of the term, (i) a base management fee equal to 5% of gross hotel income, plus (ii) an accounting fee equal to 1/2% of gross hotel income, plus (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee (as described below).

      o With respect to the Company's remaining 81 hotels, for the period prior to March 31, 2002, the following fees are payable by the TRS Lessee to HHM: (i) a base management fee equal to 6% of gross hotel income, plus (ii) an accounting fee equal to 1/2% of gross hotel income, plus (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee. Effective April 1, 2002 until the end of the term, the management fee shall be as follows: (i) a base management fee equal to 5% of gross hotel income, plus (ii) an accounting fee equal to 1/2% of gross hotel income, plus (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee. In addition to the above fees, effective January 1, 2002, the Company will reimburse HHM up to an aggregate of (A) $300,000 per fiscal year for HHM's reasonable documented out-of-pocket and compensation expenses for HHM's employees who oversee sales and marketing activity on behalf of the Company's hotels and (B) $150,000 per fiscal year for payroll processing services.

      o In addition to the base management fee, accounting fee and director of operations fee described above, HHM shall be entitled to an incentive fee equal to 20% of the amount by which annual aggregate hotel level net operating income (as defined in the Management Agreement) for all the hotels for each twelve month period ending
            September 30, beginning with the twelve month period ending September 30, 2002, exceeds $33,024,395, which was the aggregate hotel level net operating income (as defined in the Management Agreement) for all the Company's hotels for the twelve month period ended September 30, 2001 (which base amount is subject to adjustment for future purchases and sales of hotels).

      o The Management Agreement generally provides for HHM to operate and manage the Company's Hotels and perform all property management, financial accounting, reporting, marketing and other operational services and to pay all operating expenses on behalf of the TRS Lessee with respect to the hotels. Under the Management Agreement, the TRS Lessee has the right to approve annual operating budgets and capital budgets for the hotels.

Amendment of Rent Terms for Percentage Leases
---------------------------------------------

         The rent provisions of the Percentage Leases were amended, effective for the period October 1, 2001 through December 31, 2001. The revised terms of the leases provided for percentage rents representing 15.9% of fourth quarter 2001 revenues. There were no base rents due for the three month period ended December 31, 2001.

New Administrative Services Agreement

         The new Administrative Services Agreement, effective January 1, 2002 and expiring on September 30, 2003, provides for:

      o A reduction in the monthly administrative fee paid by the Company to HHM from the current monthly fee of $87,500 to a new monthly fee of $70,833 (effective retroactive to November 1, 2001). The administrative services and the monthly administrative fee may be terminated by the Company at any time upon thirty days notice to HHM.

      o A construction management fee payable by the Company to HHM equal to 9% of the actual documented third party costs for the development, construction, alteration or capital improvement projects resulting in capitalized additions to fixed assets at the Company's Hotels managed by HHM. In addition, the Company will reimburse HHM for actual documented salary, benefits and travel expenses of HHM's employees directly related to providing construction services, but in no event to exceed $150,000 in any fiscal year.

Franchises
----------

         In connection with the new TRS structure, the Company expects to arrange for the transfer, over time, of the hotel franchise licenses from HHM to the TRS Lessee.

Loan Compliance
---------------

         In February 2002, the Company announced that it has negotiated loan covenant modifications in response to previously disclosed non-compliance with stated debt covenants. The modified covenants restrict the level of capital spending permitted by the Company and prohibit the payment of dividends at any time during 2002.

Dividend Policy
---------------

         In July 2001, the Company announced a new dividend policy based on quarterly payments of approximately 100% of annual REIT taxable income. The
Company's first quarter 2001 distributions exceeded taxable income, and accordingly, no dividend was declared for the remainder of 2001. In February 2002, the Company announced the suspension of dividends through December 31, 2002 in accordance with negotiated loan covenant modifications.

(c)    Financial Information About Industry Segments

       The Company is engaged primarily in the business of owning equity interests in hotel properties. Therefore, presentation of information about industry segments is not applicable. See the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required in this Item 1.

(d)    Narrative Description of Business

       General.   At  December  31,  2001,  the  Company   owned,   through  the
       -------
Partnerships and the Subsidiary Partnership, hotels in Virginia (6), West Virginia (2), Maryland (1), Pennsylvania (5), North Carolina (1), Kentucky (2), Delaware (1), Florida (4), Tennessee (2), Arkansas (4), Illinois (3), Iowa (15), Kansas (9), Missouri (8), Nebraska (9), Texas (10), Wisconsin (7), Arizona (1) and South Dakota (1). At December 31, 2001, the Hotels were operated by HHM, which was owned by James I. Humphrey, Jr., the Company's Secretary and a director. Paul Schulte, the Company's Chairman of the Board, serves as an interim President of SHMI for an annual compensation package of one dollar ($1.00). No other member of the Company's board has a financial interest in HHM.

       The Company's primary objective is to increase shareholder value through increasing hotel operating returns. The Company also seeks to increase investor returns by acquiring equity interests in hotels that meet the Company's investment criteria.

       Sale of Hotels The Company may  undertake  the sale of one or more of its
       --------------
hotel properties from time to time in response to changes in market conditions, the Company's current or projected return on its investments in the hotels or other factors which the Board of Directors deems relevant.

       Internal  Growth  Strategy Prior to January 1, 2002, the Company's use of
       --------------------------
Percentage Leases with HHM allowed the Company to participate in increased revenue from the Hotels. The Company has since formed a TRS which permitted the Company to terminate its leases with HHM and lease its Hotels to the TRS Lessee. The TRS Lessee is now entitled to all hotel operating profits after lease payments to the Company and payment of all hotel operating expenses, including management fees to HHM.

       Acquisition  Strategy The Investment  Committee of the Board of Directors
       ---------------------
conducts necessary due diligence and financial analysis required to make recommendations regarding acquisitions, dispositions, renovations and development. Any acquisition, investment or purchase of property involving a total purchase price of $3 million or more requires approval of the Board of Directors and any transaction or series of related transactions involving less than $3 million may be effected by the Chief Executive Officer of the Company or his designee without Board of Director approval. The Company has a policy that governs the Company's investment in hotel properties (the "Investment Policy"), including the acquisition and development of hotels. Under the Investment Policy, the Company will not acquire a hotel property unless the Company can demonstrate that it can reasonably expect an annual return on its investment (calculated as rent less reserves for furniture, fixtures and equipment of 6% of room revenues ("FFE Reserves"), that is equal to or greater than 12% of the total purchase price to be paid by the Company for such property. The Company applies the Investment Policy to a hotel property prior to its acquisition. There can be no assurance that increases in FFE Reserves, which are based on room revenues, will not decrease the Company's annual return on its investment in any Hotel to a level below that set out in the Investment Policy. The Company's general investment criteria are described below:

      o Nationally franchised hotels in locations with relatively high demand for rooms, relatively low supply of competing hotels and significant barriers to entry into the hotel business, such as a scarcity of suitable hotel sites or zoning restrictions;

      o Poorly managed hotels, which could benefit from new management, a new marketing strategy and association with a national franchisor;

      o Hotels in a deteriorated physical condition, which could benefit significantly from renovations; and

      o Hotels in attractive locations that could benefit significantly by changing franchises to a grade that is more appropriate for the location and clientele.

         The Company is not currently pursuing direct acquisition opportunities.

       Development Strategy Subject to market conditions and the availability of financing, the Company may selectively grow through the development of new limited-service hotels located in secondary and tertiary markets, typically with under 150 rooms, that are similar to the Company's present hotels. The Company is interested in sites that offer the potential to attract a diverse mix of potential market segments.

       Because a development project has no prior operations to which the Company's Investment Policy can be applied, the Company intends to invest only in developments where it reasonably believes it will receive an annual return on its investment that is consistent with the Investment Policy.

       The Company's site selection criteria include some or all of the following characteristics:

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

       The Company is not  currently  pursuing  development  opportunities.  The
Board  of  Directors  may  change  the  Company's   Investment   Policy  without
shareholder approval.

       Operating  Practices  HHM  utilizes  a  centralized  accounting  and data
       --------------------
processing system, which facilitates financial statement and budget preparation, payroll management, internal auditing and other support functions for the on-site hotel management team. HHM provides centralized control over purchasing and project management (which can create economies of scale in purchasing) while emphasizing local discretion within specific guidelines.

       Each Hotel managed by HHM employs a general manager who is responsible for the overall operations of the Hotel. General managers report to regional managers, who generally have responsibility for six to 12 Hotels. Daily operations are managed using a centralized approach through regional operations managers who report to HHM's offices as applicable. HHM's strategy is to encourage decision-making by those people closest to the hotel operation level at the lowest administrative cost.


       Property  Management  Prior to the REIT  Modernization  Act (RMA),  which
       --------------------
became effective January 1, 2001, in order for the Company to qualify as a REIT, neither the Company, the Partnerships nor the Subsidiary Partnership could operate the Company's hotels. Therefore, each of the Hotels was leased to HHM under Percentage Leases. With the introduction of the RMA, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries of the Company ("TRS"). The Company has formed a wholly owned TRS (the TRS Lessee) in accordance with the RMA. Under the RMA, the TRS Lessee is required to enter into management agreements with an "eligible independent contractor" who will manage hotels leased by the TRS Lessee. Effective December 31, 2001, the Company entered into the Termination Agreement with HHM pursuant to which, among other things, the parties terminated the existing Percentage Leases between the Company, as lessor, and HHM as lessee. Effective January 1, 2002, (i) the Company, as lessor, and the TRS Lessee, as lessee, entered into new leases, and (ii) the TRS Lessee entered into a Management Agreement with HHM as to the Hotels owned by the Company and now leased to the TRS Lessee, pursuant to which HHM will operate all of the Hotels.

       Competition The hotel industry is highly competitive.  Each of the Hotels
       -----------
is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on revenues, occupancy and the average daily room rate ("ADR") of the Hotels or at hotel properties acquired or developed in the future. Recently, a number of the Company's Hotels have experienced increased competition in the form of newly constructed competing hotels in the local markets.

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

       Employees  Under the terms of the Financial and  Administrative  Services
       ---------
Agreement, HHM provided the Company with accounting and securities reporting services for an annual fee of $1,050,000, or $87,500 per month. Effective January 1, 2002, the Company and HHM entered into a new Administrative Services Agreement pursuant to which the annual fee was reduced to approximately $850,000, or $70,833 per month, retroactive to November 1, 2001.

       HHM employs approximately 1,900 people in operating the Hotels and has advised the Company that its relationship with employees is good.

       In July 2001, the Company announced that it had commenced initiatives to appoint a senior management team to oversee its operations. The day-to-day operations of the Company had been conducted by HHM under the Financial and Administrative Services Agreement. As of December 31, 2001, the Company has appointed a President and Chief Executive Officer and an Asset Manager. The Company currently intends to terminate the new Administrative Services Agreement once a full management team has been appointed and it has the personnel in place to assume the day-to-day operations.

       Business  Risks The Hotels are subject to  operating  risks common to the
       ---------------
hotel industry. These risks include, among other things, competition from other hotels; recent over-building in the hotel industry, which has adversely affected occupancy and room rates; increases in operating costs, including labor costs and utility costs, due to inflation and other factors, which increases have not in recent years been, and may not necessarily in the future be, offset by increased room rates; significant dependence on business and commercial travelers and tourism; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. Additionally, under the Company's TRS structure, which became effective January 1, 2002, the Company assumes greater risk in that it will now bear the responsibility for all of the operating expenses of the Hotels together with management fees payable to HHM.

       The Company's investments are subject to varying degrees of risk generally incident to the ownership of real property. The underlying value of the Company's real estate investments, as well as the Company's income and ability to make distributions to its shareholders, is dependent upon the Hotels being operated in a manner sufficient to maintain or increase revenue, and to generate sufficient income to enhance the operating returns. Income from the Hotels may be adversely affected by changes in general, national or local economic conditions, changes in neighborhood characteristics, competition from other hotel properties, changes in present or future environmental legislation and laws, changes in the ongoing need for capital improvements, changes in real estate tax rates and other operating expenses, changes in governmental rules and fiscal policies, civil unrest, acts of God (including earthquakes and other natural disasters), which may result in uninsured losses, acts of war, changes in zoning laws and other factors that are beyond the Company's control.

       Seasonality  of Hotel  Business The hotel industry is seasonal in nature.
       -------------------------------
Generally, revenues for hotels operating in the geographic areas in which the Hotels operate are greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of the Company's Hotels located in Florida, which experience peak demand in the first and fourth quarters of the year. The Hotels' operations historically reflect this trend.

       Sale Hotels In June 2001, the Company  identified eleven hotel properties
       -----------
that it decided to sell. As a result, the Company evaluated the recoverability of the carrying amounts of each Sale Hotel based on their estimated fair values less costs to sell. The Company determined that the carrying amounts of four of the hotels were not recoverable from future operating cash flows from their operation and sale. Accordingly, the Company recognized an impairment loss of $1,192,000 for these hotels.

       Environmental  Matters  Under various  federal,  state and local laws and
       ----------------------
regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at a property owned by another party may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of hazardous substances may be substantial, and the presence of hazardous substances, or the failure to promptly remediate hazardous substances, may adversely affect the owner's ability to sell real estate or use real estate as collateral. In connection with the ownership and operation of the Hotels, the Company, the Partnerships, the Subsidiary Partnership or HHM, as the case may be, may be potentially liable for any such costs.

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

       The environmental assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on its business, assets, results of operations or liquidity, nor is the Company aware of any such liability. Nevertheless, it is possible that these environmental assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, the Company cannot be sure that:

      o future laws, ordinances or regulations will not impose any material environmental liability or

      o the current environmental condition of the Hotels will not be affected by the condition of the properties in the vicinity of the Hotels, such as the presence of leaking underground storage tanks, or by third parties unrelated to the Company, the Partnerships, the Subsidiary Partnership or the TRS Lessee.

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

       Government  Regulations The Americans with  Disabilities  Act ("ADA") and
       -----------------------
similar state laws require public accommodations to meet certain requirements related to access and use by disabled persons. Failure to comply with these laws could result in the imposition of fines or the award of damages to private litigants. Compliance with the ADA could require removal of structural barriers to handicap access in certain public areas of the Hotels. The Company expects that selected Hotels will require future improvements to comply with the ADA and state laws.

       Franchise  Agreements At December 31, 2001, HHM held all of the franchise
       ---------------------
licenses for each of the Hotels. In connection with the new TRS structure which became effective January 1, 2002, the Company expects to arrange for the transfer, over time, of the hotel franchise licenses from HHM to the TRS Lessee.

       The Company currently operates under the following franchise brands:

           Franchise Brand                     Number of Hotels
           ----------------------------------------------------------
       (a) Comfort Inn                                  13
       (a) Comfort Suites                                1
           Best Western                                  1
           Best Western Suites                           1
       (b) Holiday Inn Express                           2
       (c) Hampton Inn                                   4
       (d) Super 8                                      62
       (d) Wingate Inn                                   2
       (d) Ramada Limited                                1
       (d) Days Inn                                      1
       (e) Shoney's Inn                                  1
           Independent (no franchise)                    1

       Franchise Information
      (a) Comfort Inn(R)and Comfort Suites(R)are registered trademarks of Choice Hotels International, Inc.
      (b) Holiday Inn Express(R)is a registered trademark of Six Continents Hotels, Inc.
      (c)   Hampton   Inn(R)is  a   registered   trademark   of  Hilton   Hotels
            Corporation.
      (d) Super 8(R), Wingate Inn(R), Ramada Limited(R), and Days Inn(R)are registered trademarks of Cendant, Inc.
      (e)   Shoney's Inn(R)hotel is a registered trademark of Sholodge, Inc.

       Tax Status The  Company  made an election to be taxed as a REIT under the
       ----------
Internal Revenue Code ("Code") commencing with its taxable year ending December 31, 1994. As long as the Company qualifies for taxation as a REIT and distributes at least 90% of its REIT taxable income to its shareholders, it generally will not be subject to Federal income tax on the income that it distributes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

       Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation of the Hotels for Federal tax purposes. The Company's 2001 dividend distributions exceeded its estimated taxable income for the year and all distributions are considered ordinary income.

       REITs are subject to Federal income taxes in certain instances for asset dispositions occurring within ten years of acquisition by the REIT. The Company elected to defer and recognize any taxable gain as a result of the sale of any Supertel assets resulting from the built-in gain at the time of the Merger. The Company does not expect to incur significant Federal tax liability resulting from the disposition of Supertel assets with built-in gain.

       The Company has formed a wholly owned TRS (the TRS Lessee) in accordance with the RMA. Effective January 1, 2002, the TRS Lessee leased the hotels from the Company and has entered into the Management Agreement with HHM. The TRS will be subject to taxation as a C-Corporation.

         Insurance  Coverage The Hotels are covered by  comprehensive  liability
         -------------------
and property insurance with policy specifications and insured limits that the Company believes are customary for similar properties. Losses from catastrophic events, like wars, are uninsurable. If an uninsured loss occurs, the Company may lose both its invested capital and anticipated profits from the property. Nevertheless, the Company would still be obligated to repay any indebtedness on the property. Insurance payouts resulting from the terrorist attacks occurring on September 11, 2001 will significantly reduce the insurance industry's reserves. Moreover, the demand for higher levels of insurance coverage will likely increase because of these attacks. As a result, the Company's insurance premiums may increase significantly in the future, which may have a materially adverse impact on its cash flow. Furthermore, the Company may not be able to purchase policies in the future with coverage limits and deductibles similar to those purchased for the year 2002. In renewing insurance coverage for the policy year ending December 31, 2002, the Company experienced an increase of approximately 11% and 83% in cost of property insurance and liability insurance, respectively. Because it is impossible to determine what kind of policies will be available in the future and at what prices, the Company is unable to determine whether it will be able to maintain insurance coverage levels similar to those secured for 2002. The Company's real property insurance policies put into effect on December 31, 2001 do not expressly exclude from coverage hostile acts, except for acts of war. However, future insurance policies purchased by the Company may expressly exclude hostile acts, and it may be impossible or very expensive to obtain insurance covering terrorist attacks.

Item 2. Properties

       The following  table sets forth certain  information  with respect to the
Hotels:

Hotel Brand             Rooms    Hotel Brand                  Rooms    Hotel Brand                 Rooms
-----------             -----    -----------                  -----    -----------                 -----
Super 8                          Super 8 (continued)                   Comfort Inn  (continued)
 Aksarben-Lincoln, NE     73      Moberly, MO                   60      Farmville, VA                51
 Allentown, PA            82      Mountain Home, AR             40      Gettysburg, PA               81
 Anamosa, IA              35      Mt. Pleasant, IA              55      Morgantown, WV               80
 Antigo, WI               52      Muscatine, IA                 63      Minocqua, WI                 51
 Batesville, AR           49      Neosho, MO                    58      New Castle, PA               79
 Bedford, TX             113      Norfolk, NE                   66      Princeton, WV                51
 Burlington, IA           62      Oelwein, IA                   40      Rocky Mount, VA              61
 Charles City, IA         42      Omaha, NE                    116      Sheboygan, WI                59
 Clinton, IA              63      O'Neill, NE                   72      Beacon Marina-Solomons, MD   60
 College Station, TX      89      Oskaloosa, IA                 51     Comfort Suites
 Columbus, NE             63      Parsons, KS                   48      Dover, DE                    64
 Cornhusker-Lincoln, NE  133      Pella, IA                     40     Best Western
 Creston, IA             122      Pittsburg, KS                 64      Harlan, KY                   62
 Denton, TX               80      Plano, TX                    102     Best Western Suites
 Dyersville, IA           45      Portage, WI                   61      Key Largo, FL                40
 El Dorado, KS            49      Russellville, AR              61     Days Inn
 Fayetteville, AR         83      Sedalia, MO                   87      Farmville, VA                60
 Ft. Madison, IA          42      Shawano, WI                   55     Hampton Inn
 Garden City, KS          60      Storm Lake, IA                59      Brandon, FL                  80
 Grapevine, TX           102      Tomah, WI                     65      Cleveland, TN                60
 Hays, KS                 78      Waco, TX                      78      Jackson, TN                 121
 Iowa City, IA            86      Watertown, SD                 58      Shelby, NC                   78
 Jacksonville, IL         43      Wayne, NE                     40     Shoney's Inn
 Jefferson City, MO       77      West Dodge- Omaha, NE        101      Ellenton, FL                 63
 Keokuk, IA               61      West "O" - Lincoln, NE        82     Wingate Inn
 Kewanee, IL              41      Wichita Falls, TX            104      Las Colinas, TX             101
 Kingdom City, MO         62      Wichita, KS                  119      Houston, TX                 101
 Kirksville, MO           61      Wichita - (Park City), KS     59     Holiday Inn Express
 Lenexa, KS              101      West Plains, MO               49      Danville, KY                 63
                                 Comfort Inn                            Gettysburg, PA               51
 Manhattan, KS            87      Culpeper, VA                  49     Ramada Limited
 Marshall, MO             54      Chambersburg, PA              63      Ellenton, FL                 73
 McKinney, TX             80      Dahlgren, VA                  59     Independent
 Menomonie, WI            81      Dublin, VA                   100      Bullhead City, AZ            76
                                                                                                --------
                                                                          Total Rooms             6,282
                                                                                                ========

Additional property information is found in Item 8 - Schedule III of this Annual Report on Form 10-K.

The Percentage Leases

       Prior to December 31, 2001, the Company leased all of its hotels, with exception to the Sale Hotels, to HHM under Percentage Leases. The Percentage Leases were amended effective October 1, 2001, and terminated effective December 31, 2001. Prior to October 1, 2001, the Percentage Leases provided for both base rent and percentage rents. As amended, the requirement for base rent was eliminated.

       Percentage Lease Terms Each Percentage Lease had an initial noncancelable
       ----------------------
term of ten years, which HHM, at its option, could have renewed for an additional term of five years, subject to earlier termination upon the occurrence of defaults and other events including, particularly, the provisions described in each Percentage Lease under "Damage to Hotels," "Condemnation of Hotels" and "Termination of Percentage Leases on Disposition of the Hotels."

       Amounts  Payable  Under the  Percentage  Leases Prior to being amended on
       -----------------------------------------------
October 1, 2001, the Lessee was obligated to pay base rent ("Base Rent"), percentage rent ("Percentage Rent") and other amounts, including additional charges resulting from interest accrued on any late payments or charges. Base Rent was a fixed amount paid monthly. The Percentage Rent, for the period January 1, 2001 through September 30, 2001, was comprised of:

      o     17.9% of monthly room revenue, payable monthly; and

      o 8% of monthly revenues other than room revenues including, but not limited to, telephone charges, movie rental fees and rental payments under any third-party leases, payable monthly.

       Effective October 1, 2001, the rent provisions of the Percentage Leases were amended. The revised terms of the leases provided for a percentage rent payment representing 15.9% of fourth quarter 2001 room revenue and base rents were eliminated.

    In addition to the Percentage Rent, HHM was required to pay all of the operating expenses of the Hotels, except the following, which were obligations of the Company:

      o     ground lease rent, where applicable;

      o     the cost of certain furniture, fixtures and equipment; and

      o expenditures for items that are classified as capital items under generally accepted accounting principles, which are necessary for the continued operation of the hotels.

       Operating expenses, which were the responsibility of the Lessee, included insurance, real estate and personal property taxes, all utility and other charges incurred in the operation of the Hotels during the term of the Percentage Leases. The Percentage Leases also provided for rent reductions and abatements in the event of damage to or destruction or a partial taking of any Hotel.

Item 3.  Legal Proceedings

         From April through June 2001, five class action complaints were filed in the U.S. District Court for the Eastern District of Virginia against the Company and certain of its executive officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints were brought on behalf of persons who purchased the Company's common stock from November 14, 2000 through March 29, 2001 (the "Class Period"). In June 2001, the parties stipulated to transfer the cases to the U.S. District Court for the District of Maryland. In July 2001, the Court appointed lead plaintiffs and approved their selection of counsel. In September 2001, lead plaintiffs filed a consolidated amended complaint alleging violations of the same securities laws and regulations and alleging the same Class Period. Specifically, plaintiffs allege that defendants made false and misleading statements concerning the Company's financial condition and operations and artificially inflated the market price of the Company's securities during the Class Period. In November 2001, the Company filed a motion to dismiss the consolidated amended complaint. The plaintiffs have responded to such motion and the Company has since filed a reply memorandum of law in support of its motion to dismiss the plaintiffs' consolidated amended complaint. The Company denies the allegations in the consolidated amended complaint and will vigorously defend this and any related actions.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on Tuesday, October 16, 2001. The shareholders voted on the election of directors to serve until the annual meeting of shareholders in 2002. The results of the votes are shown below.

                                                 For             Withheld
                                            --------------    --------------
         Paul J. Schulte                      10,414,781          229,693
         James I. Humphrey, Jr.               10,289,372          355,102
         Steve H. Borgmann                    10,425,881          218,593
         George R. Whittemore                 10,476,192          168,282
         Jeffrey M. Zwerdling                 10,476,292          168,182
         Joseph Caggiano                      10,478,642          165,832
         Loren Steele                         10,477,092          167,382

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters.

(a)      Market Information
         ------------------

       On October 30, 1996, the Common Stock was approved for listing and began trading on the Nasdaq Stock Market under the symbol "HUMP." The closing sales price for the common stock as of March 26, 2002 was $2.53 per share. The table below sets forth the dividends per share and high and low sales prices per share reported by Nasdaq for the periods indicated.

                                      Humphrey Hospitality
                                          Common Stock
                                ----------------------------------
                                   High        Low     Dividend
                                ----------------------------------

          2000
            First Quarter        $ 7.75       6.06       0.23
            Second Quarter       $ 8.38       6.50       0.23
            Third Quarter        $ 8.25       7.63       0.23
            Fourth Quarter       $ 8.00       6.88       0.23

          2001
            First Quarter        $ 7.50       3.44       0.23
            Second Quarter       $ 3.82       2.00         -
            Third Quarter        $ 4.09       2.14         -
            Fourth Quarter       $ 3.34       1.91         -



 (b)   Holders
       -------

       As of March 26, 2002, the approximate number of holders of record of the Common Stock was 190 and the approximate number of beneficial owners was 3,000.

(c)    Dividends
       ---------

       Dividends paid during the year ended December 31, 2001 represented ordinary income to the Company's shareholders. Pursuant to loan covenant modifications with certain of the Company's lenders, the Company is restricted from paying dividends in 2002, however, such payments shall be permitted in 2003 to the extent necessary to preserve the Company's REIT tax status.

Item 6.  Selected Financial Data

EXPLANATORY NOTE

       On October 26,  1999,  Humphrey  Hospitality  Trust,  Inc.  ("HHTI")  and
Supertel consummated a merger pursuant to which Supertel was merged (the "Merger") with and into HHTI. As a result of the Merger and in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations", Supertel was considered the acquiring enterprise for financial reporting purposes. Accordingly, a new accounting basis was established for HHTI's assets and liabilities based on their fair values as of the date of acquisition and the operating results of HHTI have been included in the Company's financial statements since the date of acquisition. Prior to the date of acquisition, the selected financial data and the financial statements of the Company include the hotel operations and historical information of Supertel; subsequent to the date of acquisition, hotel operations from the Hotels (other than those of the Sale Hotels from June 1, 2001) are reflected in the financial statements of the Lessee.

       The following table sets forth selected financial information for the Company. The selected operating data and balance sheet data have been extracted from the Company's consolidated financial statements for each of the periods presented and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto of the Company and the Lessee included elsewhere in this Annual Report on Form 10-K.

Table 1.  Selected Financial Data for
          Humphrey Hospitality Trust, Inc.

(In thousands, except per share data)                    As of or for the Years Ended December 31,
                                             2001            2000            1999           1998            1997
                                       -------------------------------------------------------------------------------
Operating data:
  Room rentals and
   other hotel services (1)             $        5,327          -           43,871         51,339          46,345
                                       -------------------------------------------------------------------------------
  Base and percentage rents (2)         $       22,883      32,844           5,656           N/A             N/A
                                       -------------------------------------------------------------------------------

Net earnings                            $         709        6,959           5,588          5,017           4,102
                                       -------------------------------------------------------------------------------

FFO (3)                                 $      10,588       16,330          12,326          9,496           8,154
                                       -------------------------------------------------------------------------------
Net earnings per share -
  basic and diluted                     $        0.06         0.62            0.93           1.04            0.85
                                       -------------------------------------------------------------------------------

Total assets                            $     167,949      173,611         173,750        106,239         103,406
Total long-term debt                    $     115,872      119,254         118,973         61,662          65,476
Net cash flow:
  Provided by operating activities      $      13,758       17,602           6,890         11,167           9,038
  Used by investing activities          $      (2,816)      (4,950)         (6,074)        (5,372)        (11,957)
  Provided (used) by financing
    activities                          $      (6,149)     (13,254)        (11,507)        (3,807)          5,964
                                       -------------------------------------------------------------------------------
Dividends per
  common share (4)                      $        0.23         0.91            5.28           N/A             N/A
                                       -------------------------------------------------------------------------------
Weighted average number of
  shares outstanding - basic EPS               11,226       11,174           6,003          4,841           4,840
                                       ===============================================================================

RECONCILIATION OF NET
  EARNINGS TO FFO

Net earnings                            $         709        6,959           5,588          5,017           4,102
Depreciation                                    8,204        8,382           5,223          4,386           3,985
(Gain) loss on disposition of assets
   and provision for impairment loss            1,153          401           1,402             93              67
Minority interest                                 522          588             113             -               -
                                       -------------------------------------------------------------------------------

FFO (2)                                 $      10,588       16,330          12,326          9,496           8,154
                                       ===============================================================================

(1) Hotel revenues for 1997, 1998 and 1999 include room and other revenues of the former Supertel hotels through October 26, 1999. Hotel revenues for 2001 include room and other revenues from operations of the Sale Hotels for the period June 1, 2001 through December 31, 2001. The leases on the Sale Hotels were terminated effective June 1, 2001 from which point the Company began recording their results of the operations. The Sale Hotels are being operated by HHM under a management contract.
(2) Represents annual Base Rent plus aggregate Percentage Rent pursuant to the Percentage Leases.
(3) Management considers funds from operations, ("FFO") to be a market accepted measure of an equity REIT's operating performance, which is necessary, along with net earnings, for an understanding of the Company's operating results. All REITs do not calculate FFO in the same manner, therefore, the Company's calculation may not be the same as the calculation of FFO for similar REITs. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America, excluding gains or losses on operating properties, plus depreciation of real estate assets after adjustments for unconsolidated partnerships and joint ventures. The Company has reported FFO for the current period using the most recent NAREIT definition and therefore certain amounts in prior periods have been reclassified to conform to the 2001 presentation.
(4) Represents dividends declared by the Company. Of the $5.28 per share dividend in 1999, $5.13 per share represented a pre-closing dividend of Supertel's earnings and profits which was paid to Supertel stockholders pursuant to the merger agreement.

Table 2.  Selected Financial Data for

         Humphrey Hospitality Trust, Inc. subsequent and prior to the merger on October 26, 1999.

       The following table sets forth (i) historical revenues and expenses and financial data for HHTI for each of the years in the five-year period ended December 31, 2001, and (ii) selected historical balance sheet data for HHTI as of December 31, 2001, 2000, 1999, 1998 and 1997. The presentation is based on historical operations of HHTI prior to its merger with Supertel and of the Company thereafter. Accordingly, data for 1999, 1998 and 1997 do not include Supertel's historical financial information for the period prior to October 26, 1999. Management believes that the following table provides more comparable information for the Company.

(In thousands, except per share data)                      As of or for the Years Ended December 31,
                                                    2001          2000         1999         1998        1997
                                                -----------------------------------------------------------------
Operating data:
           Base and percentage rents (1)         $  22,883       32,844        15,833       10,441      7,326
                                                -----------------------------------------------------------------
           Room rentals and other hotel
             services (2)                        $   5,327           -             -            -          -
                                                -----------------------------------------------------------------

Net earnings                                     $     709        6,959         3,692        2,654      2,557
                                                -----------------------------------------------------------------

FFO                                              $  10,588       16,330         8,635        6,095      4,548
                                                -----------------------------------------------------------------

Net earnings per share - basic and diluted       $    0.06         0.62          0.63         0.62       0.73
                                                -----------------------------------------------------------------

Total assets                                     $ 167,949      173,611       173,750       78,844     53,799
Total long-term debt                             $ 115,872      119,254       118,973       44,196     31,755


Net cash flow:
           Provided by operating activities      $  13,758       17,602        6,890        5,137       3,680
           Used by investing activities          $  (2,816)      (4,950)      (6,074)     (22,859)    (29,406)
           Provided (used) by financing
             activities                          $  (6,149)     (13,254)     (11,507)      18,060      18,829
                                                -----------------------------------------------------------------

Dividends per common share                       $    0.23         0.91         0.90         0.87        0.77
                                                -----------------------------------------------------------------

Weighted average number of shares
           outstanding - basic EPS                  11,226       11,174        5,815        4,266       3,482
                                                =================================================================

RECONCILIATION OF NET
           EARNINGS TO FFO

Net earnings                                     $     709        6,959        3,692        2,654       2,557
Depreciation                                         8,204        8,382        4,278        2,544       1,526
(Gain) loss on disposition of assets and
           provision for impairment loss             1,153          401          121          443          -
Minority interest                                      522          588          544          454         465
                                                -----------------------------------------------------------------
FFO                                              $  10,588       16,330        8,635        6,095       4,548
                                                =================================================================

(1) Represents annual Base Rent plus aggregate Percentage Rent pursuant to the Percentage Leases.

(2) Room rentals and other hotel services revenues for 2001 relate to operations of the Sale Hotels for the period June 1, 2001 through December 31, 2001. The leases on the Sale Hotels were terminated effective June 1, 2001 from which point the Company began recording their results of the operations. The Sale Hotels are being operated by HHM under a management contract.

Supplementary Data

The following table presents the Company's unaudited quarterly results of operations (in thousands, except per share data).

                                                                 Quarters ended
2001                                  March 31,           June 30,         September 30,       December 31,
----                             -------------------------------------------------------------------------------
Revenues                          $    6,822               8,179              9,297               4,179
                                 -------------------------------------------------------------------------------

Net earnings (loss)               $    1,281                 733              1,924              (3,229)
                                 ===============================================================================

Earnings per share -
  basic and diluted               $     0.11                0.07               0.17               (0.29)
                                 ===============================================================================

Note - Net earnings (loss) includes a provision for impairment loss, $1,192,000 ($.11 per share), recorded during the quarter ended June 30, 2001 and lease cancellation expense, $400,000 ($.04 per share), recorded during the quarter ended December 31, 2001. Net loss for the quarter ended December 31, 2001 also includes the effects of amendments to the Percentage Leases effective for that period that reduced revenues and net earnings by approximately $3,684,000 ($.33 per share).

                                                                 Quarters ended
2000                                  March 31,           June 30,         September 30,       December 31,
----                             -------------------------------------------------------------------------------

Revenues                          $    7,610               8,506              8,764               8,315
                                 -------------------------------------------------------------------------------

Net earnings                      $    1,569               2,072              1,625               1,693
                                 ===============================================================================

Earnings per share -
  basic and diluted               $     0.14                0.19               0.15                0.14
                                 ===============================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The discussion that follows is based primarily on the consolidated financial statements of the Company as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 and should be read along with the consolidated financial statements and notes. As discussed below, the ability to compare one period to another is affected significantly by changes in the lease agreements with the Lessee and the Merger.

Critical Accounting Policy

         Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments. The Company's critical accounting policy relates to the evaluation of impairment of long-lived assets.

         If events or changes in circumstances indicate that the carrying value of a hotel property to be held and used may be impaired, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If a decision is made to sell a hotel property, we evaluate the recoverability of the carrying amount of the asset. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized. Estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as revenues and occupancies for the properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. The estimates are subject to revision as market conditions and management's assessment of them change.

Results of Operations

Comparison  of the year ended  December 31, 2001 to the year ended  December 31,
2000

The comparison of operating results for 2001 and 2000 is affected significantly by changes in the lease agreements with HHM. These changes were as follows:

       o Prior to 2001, the leases provided for base rents and percentage rents equal to varying percentages of quarterly and semiannual room revenue and annual room revenue in excess of a threshold amount and 8% of monthly other revenues. Operating expenses other than real estate taxes and property-related insurance were the responsibility of the Lessee. The leases were amended effective January 1, 2001, to simplify the percentage rent provisions and change the expense responsibilities. Under the amended leases, percentage rents were adjusted to 17.9% of monthly room revenues and the Lessee assumed responsibility for real estate taxes and property-related insurance costs in exchange for a reduction in rent approximating such costs.

       o Effective June 1, 2001, the leases relating to the Sale Hotels were terminated. As a result of the lease terminations, the Company began recognizing operating revenues and expenses relating to the Sale Hotels. The Company engaged HHM to manage the properties for a monthly management fee equal to 5% of gross hotel revenues.

       o Effective October 1, 2001, the provisions of the remaining leases were amended to eliminate base rent and adjust percentage rents to 15.9% of fourth quarter 2001 revenues.

       o Effective December 31, 2001, the leases relating to the remaining properties were terminated. In connection with the termination of these leases, the Company paid the Lessee a nonrefundable termination fee of $400,000 which was recognized as a nonrecurring expense in the fourth quarter of 2001.

Operating results are summarized as follows for the years ended December 31 (in thousands):

                                                                      2001               2000            Variance
                                                                  --------------    ---------------    --------------
               Revenues                                                $ 28,477             33,195            (4,718)
               Interest expense                                        $ 10,522             10,843              (321)
               Depreciation expense                                     $ 8,204              8,382              (178)
               General and administrative expenses                      $ 2,730              2,383               347
               Hotel and property operations expenses                   $ 4,237              3,639               598
               Lease cancellation expense                                 $ 400                  -               400
               Gain (loss) on disposition of assets and
                 provision for impairment loss                         $ (1,153)              (401)             (752)

               Average daily room rate (ADR)                            $ 50.47              50.39
               Revenue per available room (RevPAR)                      $ 31.42              32.78
               Occupancy percentage                                          62%                65%

       The decrease in revenues was due primarily to the amendments to the lease agreements that became effective January 1, 2001 and October 1, 2001. The aggregate decrease in lease revenues due to these amendments ($7,326,000) and the decrease in lease revenues due to the termination of leases on the Sale Hotels ($2,441,000) were partially offset by the operating revenues of the Sale Hotels ($5,327,000) for the period from June 1, 2001 to December 31, 2001.

       The decrease in interest expense was due primarily to a decrease in interest rates on the Company's variable rate debt, offset in part by a $156,000 prepayment penalty incurred as a result of the disposition of a Sale Hotel in October 2001.

       The decrease in depreciation expense was due to the suspension of depreciation on the Sale Hotels ($804,000) being accounted for as assets held for sale, offset in part by a full year's depreciation on five hotels acquired in October 2000 ($244,000) and additions to existing hotel properties.

       The increase in general and administrative expenses was due primarily to higher professional services fees related to the Company's review of its strategic alternatives ($575,000) and fees imposed by several lenders in connection with securing loan covenant waivers ($201,000), partially offset by non-recurring financing fees ($472,000) recorded in 2000.

       The increase in hotel and property operations expenses was due to operating expenses related to the Sale Hotels ($4,030,000), partially offset by lower expenses for real estate taxes and property related insurance as a result of the amendment to the lease agreements effective January 1, 2001.

       As a result of its decision to sell the Sale Hotels, the Company evaluated the recoverability of the carrying amounts of each property based on its estimated fair value less costs to sell. The Company determined that the carrying amounts of four of the 11 sale hotels were not recoverable from future operating cash flows and sale. Accordingly, the Company recognized an impairment loss of $1,192,000 for these hotels during the second quarter of 2001. In 2000, the Company recognized a loss of $401,000, primarily on sale of a hotel property.

       The terrorist attacks of September 11, 2001 were unprecedented and the effects from the dramatic events continue to impact the national economy and, specifically, the hospitality industry. However, the events have not significantly impacted the operations of the Company. The occupancy rates and average daily rates experienced by the majority of the hotel properties owned by the Company have not seen significant deterioration from the levels seen prior to the events of September 11, 2001. However, it is not currently possible to accurately predict the long-term effects of these events and the Company will continue to monitor the economies that the hotels operate within and the operations of the hotel properties closely and the Company remains subject to the effects of general economic slowdown and recession.

Comparison  of the year ended  December 31, 2000 to the year ended  December 31,
1999

       The comparison of operating results for 2000 and 1999 is affected significantly by the Merger. Since Supertel was considered the acquiring enterprise for financial reporting purposes, revenues and expenses associated with the operations of the former Supertel properties prior to October 26, 1999 (the date of the Merger) are included in the consolidated statement of income for 1999. Effective October 26, 1999, all of the former Supertel properties were leased to the Lessee. As a result, for the remainder of 1999 and all of 2000, the Company recognized no hotel operating revenues and hotel operating expenses were limited to those which the Company retained responsibility for under terms of the leases (i.e., real estate taxes, property-related insurance and land lease rents).

Operating results are summarized as follows for the years ended December 31 (in thousands):

                                                                      2000               1999            Variance
                                                                  --------------    ---------------    --------------
               Revenues                                                $ 33,195             49,636           (16,441)
               Interest expense                                        $ 10,843              5,069             5,774
               Depreciation expense                                     $ 8,382              5,233             3,149
               General and administrative expenses                      $ 2,383              3,724            (1,341)
               Hotel and property operations expenses                   $ 3,639             26,822           (23,183)
               Gain (loss) on disposition of assets and
                 provision for impairment loss                           $ (401)            (1,402)            1,001

               ADR                                                      $ 50.39              50.36 (a)
               RevPAR                                                   $ 32.78              33.23 (a)
               Occupancy percentage                                          65%                66%(a)

            (a) On a pro forma basis, assuming the companies had been combined at the beginning of 1999.

       The decrease in revenues reflects the change in the principal source of revenue from room rentals and other services to base and percentage rent from operating leases following the Merger.

       The increase in interest expense was due primarily to an increase in debt related to the Merger.

       The increase in depreciation expense was due to an increased investment in hotel properties following the Merger.

       The decrease in general and administrative expenses was due primarily to the effect of the Lessee assuming responsibility for operating and managing the hotel properties, partially offset by non-recurring financing fees ($472,000) recorded in 2000.

       The decrease in hotel and property operations expenses was a result of the Merger. Hotel and property operating expenses reported after October 26, 1999 were those which the Company retained responsibility for under terms of the leases (primarily real estate taxes, property-related insurance and land lease rents).

       In 2000, the Company recognized a loss of $401,000, primarily on sale of a hotel property. In 1999, the Company recognized an impairment loss of $1,300,000 associated with the write down of its property in Arizona to fair market value.

Liquidity and Capital Resources

        Historically, the Company's principal source of cash to meet its cash requirements, including distributions to shareholders, has been its share of the Partnerships' cash flow from operations. Prior to December 31, 2001, the Partnerships' principal source of revenue has been rent payments received from the Lessee. Effective December 31, 2001, the Company terminated the Leases with HHM and effective January 1, 2002, the Company entered into new leases with its taxable REIT subsidiary.

         Effective January 1, 2002, the TRS Lessee entered into a management agreement with HHM to manage the hotels. Through the TRS structure, the Company effectively has assumed greater risk in that the TRS Lessee will now bear the responsibility for all of the operating expenses of the hotels, plus payment of rent to the REIT and management fees to HHM. Accordingly, the Company's income and ability to meet its debt service obligations and make distributions to its shareholders will depend upon the operations of the hotels being conducted in a manner that maintains or increases revenue, or reduces expenses, to generate sufficient hotel operating income for the TRS Lessee to pay the hotels' operating expenses, including management fees, and rent to the Company. The Company depends on rent payments from the TRS Lessee to pay the Company's operating expenses, debt service and to make distributions to shareholders. The effects of the economic recession on the overall U.S. economy and the adverse impact it has had on the travel and lodging industry, further compounded by the events of September 11, 2001, have had an adverse effect on the revenues of the Company's Hotels and there can be no assurance that the operating performance of the Company's Hotels will improve in the foreseeable future.

         At December 31, 2001, the Company had long-term debt of $115.9 million consisting of bonds, notes and mortgages payable. Aggregate annual principal payments and payments to bond sinking funds for the next five years and thereafter are as follows (in thousands):


                          2002            $        40,114
                          2003                     26,530
                          2004                     24,361
                          2005                      2,952
                          2006                      1,001
                    Thereafter                     20,914
                                         ----------------
                                          $       115,872
                                         ================


         The Company currently intends to finance or refinance the debt payments coming due in 2002 as follows:

       o $22.5 million loan from Mercantile Bank ("Mercantile") due April 30, 2002. Mercantile has indicated its intent to extend the loan for an additional one-year period under materially consistent terms.

       o $10 million loan from Fleet Bank due September 1, 2002. The Company expects to refinance this debt in one or more ways:

              o      negotiate a refinancing with Fleet Bank;

              o      negotiate a new loan with a new lender to repay Fleet Bank;
                     and/or

              o obtain individual mortgage loans on the hotels which currently serve as collateral for the Fleet Bank loan.

                     The Company believes that the hotels securing the Fleet Bank loan are among the better performing hotels in the Company's portfolio and that relatively low loan-to-value of these hotels under the Fleet Bank loan will permit re-financing of these properties.

              o U.S. Bank National Association ("U.S. Bank") revolving debt, with a current balance of $4.4 million, due October 31, 2002. U.S. Bank extended this facility in 2001 for a term of one year and the Company expects U.S. Bank to again extend the loan when it becomes due in October 2002.

              o The remainder of maturities in 2002 consist of principal amortization on other mortgage loans and bonds which the Company expects to fund through cash flow from operations.

         There can be no assurance that the Company will be able to successfully negotiate the refinancing of its debt obligations as they become due, or, if it is able to refinance its debt, whether such refinancing will be extended at similar rates and terms.

         The Company is actively seeking to sell a number of its hotels and expects to use the proceeds to pay down debt. In January 2002, the Company sold its Macomb, Illinois hotel for approximately $1.1 million and used the proceeds to reduce its debt obligation to Mercantile. There can be no assurance, however, that the Company will continue to be successful in selling properties at attractive prices or at times which will permit the proceeds to be used to repay debt obligations as they become due.

         The Company files quarterly loan compliance certificates with six of its lenders - Mercantile Bank, U.S. Bank, Marquette Capital Bank, N.A. ("Marquette Bank"), First National Bank of Omaha, Firstar Bank and Fleet National Bank (collectively, the "Covenant Lenders"). In filing its loan compliance certificates for the quarter ended September 30, 2001, the Company disclosed non-compliance with the loan covenant requirements for its term loan with Marquette Bank ($25.2 million outstanding), two term loans with U.S. Bank ($12.0 million and $7.7 million outstanding) and a term loan with Firstar Bank ($6.3 million outstanding). The Company also reported that it was not in compliance with cash flow coverage requirements for a $22.5 million revolving credit line with Mercantile Bank. The Company subsequently cured the covenant default on the $7.7 million U.S. Bank loan through a pay-down using the proceeds of the sale of the Company's Irving, Texas hotel, and has since negotiated extended loan covenant modifications with each of the Covenant Lenders allowing it to temporarily maintain higher loan to value ratios and lower debt service coverage ratios. The modifications were retroactive in effect to September 30, 2001 and, with the exception of Mercantile Bank, Firstar Bank and Marquette Bank, extend through September 30, 2002. The Mercantile Bank and Firstar Bank modifications terminate on March 31, 2002, coinciding with the anticipated refinancing of these debt obligations in the second quarter of 2002. Marquette Bank extended its modifications through December 31, 2002. The loan covenant modifications are subject to specific lender conditions, including a mandatory limit on capital expenditures for fiscal year 2002, and restrictions prohibiting dividend payments to shareholders at any time during 2002.

         Failure to pay the Company's indebtedness when due or failure to cure covenant defaults could result in higher interest rates during the period of such loan defaults, and could ultimately result in the loss of the Company's hotels through lender foreclosure.

         The Company's hotels also require regular capital improvements to remain competitive in their markets. In addition, the franchisors of the Company's hotels and the Company's lenders require periodic and regular capital expenditures. Under the terms of the loan covenant modifications, the Company's capital expenditures for the year 2002 have been limited to approximately 4% of 2002 estimated room revenues. Subject to the Company successfully refinancing its maturing debt obligations, the Company expects to have adequate funds to meet its capital spending requirements during 2002.

         In addition to debt financing, the Company has historically utilized proceeds from underwritten public offerings of common stock to fund its liquidity requirements, particularly acquisitions of hotels. In light of the Company's current financial condition and the market price of its common stock, the Company does not anticipate that it will issue equity securities in the near future. However, the Company will continue to consider opportunities to issue common or preferred equity securities as part of its capital funding strategy.

         To maintain its REIT tax status, the Company generally must distribute at least 90% of its taxable income annually. In addition, the Company is subject to a 4% non-deductible excise tax if the actual amount distributed to shareholders in a calendar year is less than a minimum amount specified under the federal income tax laws. As described above, the current loan modifications restrict the Company's payment of dividends in 2002, however, such payments shall be permitted in 2003 to the extent necessary to preserve the Company's REIT tax status. The Company has previously announced a general dividend policy of paying out approximately 100% of annual REIT taxable income. Based upon current economic conditions, the rent terms of the leases between the Company and its taxable REIT subsidiary, and the Company's expected results of operations, the Company does not anticipate paying a material amount of dividends over the next several years.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk Information

         The market risk associated with financial instruments and derivative financial or commodity instruments is the risk of loss from adverse changes in market prices or rates. The Company's market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit line borrowings). The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, the Company relies primarily on long-term, fixed rate nonrecourse loans from institutional lenders to finance its hotel properties. The Company is not currently using derivative financial or commodity instruments to manage interest rate risk.

       Management monitors the Company's interest rate risk closely. The table below presents the annual maturities, weighted average interest rates on outstanding debt at the end of each year and fair values required to evaluate the expected cash flows under debt and related agreements and the Company's sensitivity to interest rate changes at December 31, 2001. Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in thousands):

                                2002       2003        2004       2005        2006    Thereafter    Total    Fair Value
                             --------------------------------------------------------------------------------------------
Fixed Rate Debt                 $ 3,144      26,530     24,361       2,952      1,001      20,914     78,902      78,686
Average Interest Rate             8.50%       8.77%      8.37%       8.44%      8.29%       8.18%      8.46%           -

Variable Rate Debt              $36,970           -          -           -          -           -     36,970      36,970
Average Interest Rate             5.00%           -          -           -          -           -      5.00%           -

         As the table incorporates only those exposures that exist as of December 31, 2001, it does not consider exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise after December 31, 2001 and interest rates.

New Accounting Standards

       In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No.142 changes the accounting for goodwill and intangible assets with indefinite useful lives from an amortization approach to an impairment-only approach. The adoption of SFAS No. 142 on January 1, 2002 will not have an effect on the Company's financial statements.

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No.121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations, but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. Adoption of this Statement in 2002 will affect the presentation of the Company's results of operations in that the Sale Hotels will be reported as discontinued operations.

Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
    HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                 INDEPENDENT AUDITORS' REPORTS                               30

    CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000             32

    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                 DECEMBER 31, 2001, 2000, AND 1999                           33

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE
                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999                34

    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
                 ENDED DECEMBER 31, 2001, 2000 AND 1999                      35

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               37

    SCHEDULE III-- REAL ESTATE AND ACCUMULATED DEPRECIATION                  50

    NOTES TO SCHEDULE III-- REAL ESTATE AND ACCUMULATED DEPRECIATION         54


Supplementary information required by this Item is presented in Item 6.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Humphrey Hospitality Trust, Inc.:

We have audited the consolidated financial statements of Humphrey Hospitality Trust, Inc. and subsidiaries as of December 31, 2001 and for the year then ended as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Humphrey Hospitality Trust, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            KPMG LLP

Baltimore, Maryland
March 22, 2002

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Humphrey Hospitality Trust, Inc.:

We have audited the accompanying consolidated balance sheet of Humphrey Hospitality Trust, Inc. and subsidiaries as of December 31, 2000, and the related statements of operations, shareholders' equity and cash flows for the two years in the period ended December 31, 2000 as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Humphrey Hospitality Trust, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                     Reznick Fedder & Silverman

Baltimore, Maryland
March 8, 2001

                                                Humphrey Hospitality Trust, Inc.
                                                   CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except per share and share data)

                                                                                       As of December 31,
                                                                                             2001                  2000
                                                                                      -------------------   -------------------

ASSETS
    Investments in hotel properties                                                            $ 182,963             $ 206,569
    Less accumulated depreciation                                                                 40,141                38,259
                                                                                      -------------------   -------------------
                                                                                                 142,822               168,310

    Hotel properties held for sale                                                                18,996                     -
    Cash and cash equivalents                                                                      5,021                   228
    Accounts receivable                                                                              124                 3,411
    Prepaid expenses and other assets                                                                 81                   338
    Deferred financing costs, net                                                                    905                 1,324
                                                                                      -------------------   -------------------

                                                                                               $ 167,949             $ 173,611
                                                                                      ===================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Accounts payable and accrued expenses                                                        $ 3,900               $ 4,276
    Long-term debt                                                                               115,872               119,254
                                                                                      -------------------   -------------------
                                                                                                 119,772               123,530
                                                                                      -------------------   -------------------

    Minority interest in consolidated partnerships                                                 5,811                 7,182
                                                                                      -------------------   -------------------


SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value, 10,000,000 shares
      authorized; no shares issued and outstanding                                                     -                     -
    Common stock, $.01 par value, 25,000,000 shares authorized;
      11,318,136 and 11,173,543 shares issued and
      outstanding, respectively                                                                      113                   112
    Additional paid-in capital                                                                    49,776                48,438
    Distributions in excess of retained earnings                                                  (7,523)               (5,651)
                                                                                      -------------------   -------------------
                                                                                                  42,366                42,899
                                                                                      -------------------   -------------------

COMMITMENTS AND CONTINGENCIES

                                                                                               $ 167,949             $ 173,611
                                                                                      ===================   ===================

See accompanying notes to consolidated financial statements.

                                                Humphrey Hospitality Trust, Inc.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (In thousands, except per share data)



                                                                              Years ended December 31,
                                                                                2001           2000          1999
                                                                            -------------  -------------  ------------
REVENUES
    Base and percentage rents                                                   $ 22,883       $ 32,844       $ 5,656
    Room rentals and other hotel services                                          5,327              -        43,871
    Other                                                                            267            351           109
                                                                            -------------  -------------  ------------
                                                                                  28,477         33,195        49,636
                                                                            -------------  -------------  ------------

EXPENSES
    Interest                                                                      10,522         10,843         5,069
    Depreciation                                                                   8,204          8,382         5,223
    General and administrative                                                     2,730          2,383         3,724
    Hotel and property operations                                                  4,237          3,639        26,822
    Lease cancellation expense                                                       400              -             -
                                                                            -------------  -------------  ------------
                                                                                  26,093         25,247        40,838
                                                                            -------------  -------------  ------------

EARNINGS BEFORE GAIN (LOSS) ON DISPOSITION
    OF ASSETS AND PROVISION FOR IMPAIRMENT
    LOSS AND MINORITY INTEREST                                                     2,384          7,948         8,798

Gain (loss) on disposition of assets and
    provision for impairment loss                                                 (1,153)          (401)       (1,402)
Minority interest                                                                   (522)          (588)         (113)
                                                                            -------------  -------------  ------------

EARNINGS BEFORE INCOME TAXES                                                         709          6,959         7,283

Income taxes                                                                           -              -         1,695
                                                                            -------------  -------------  ------------

NET EARNINGS                                                                       $ 709        $ 6,959       $ 5,588
                                                                            =============  =============  ============


NET EARNINGS PER SHARE - basic and diluted                                        $ 0.06         $ 0.62        $ 0.93
                                                                            =============  =============  ============


See accompanying notes to consolidated financial statements.

                                                Humphrey Hospitality Trust, Inc.
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              (In thousands, except per share data)


                                          Years ended December 31, 2001, 2000 and 1999
                                                                                     Distributions in
                                                 Common        Additional Paid-         Excess of
                                                  Stock           In Capital        Retained Earnings         Total
                                             ----------------  ------------------  --------------------- -----------------

Balance at December 31, 1998                            $ 48            $ 18,388               $ 19,483          $ 37,919

Exercise of share options                                  2               1,942                      -             1,944

Issuance of shares in merger,
net of registration costs                                 62              31,855                      -            31,917

Adjustments to minority interest
from issuance of common
stock in merger                                            -              (3,602)                     -            (3,602)

Merger costs paid                                          -                (145)                     -              (145)

Dividends - $5.36 per share                                -                   -                (27,491)          (27,491)

Net earnings                                               -                   -                  5,588             5,588
                                             ----------------  ------------------  --------------------- -----------------

Balance at December 31, 1999                             112              48,438                 (2,420)           46,130


Dividends - $.92 per share                                 -                   -                (10,190)          (10,190)

Net earnings                                               -                   -                  6,959             6,959
                                             ----------------  ------------------  --------------------- -----------------

Balance at December 31, 2000                             112              48,438                 (5,651)           42,899

Conversion of operating
partnership units                                          1               1,338                      -             1,339

Dividends - $.23 per share                                 -                   -                 (2,581)           (2,581)

Net earnings                                               -                   -                    709               709
                                             ----------------  ------------------  --------------------- -----------------

Balance at December 31, 2001                           $ 113            $ 49,776               $ (7,523)         $ 42,366
                                             ================  ==================  ===================== =================

See accompanying notes to consolidated financial statements.

                                                Humphrey Hospitality Trust, Inc.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (In thousands)

                                                                                    Years ended December 31,
                                                                                     2001             2000            1999
                                                                                  ------------    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                        $ 709          $ 6,959         $ 5,588
    Adjustments to reconcile net earnings to net cash
         provided by operating activities:
           Depreciation                                                                 8,204            8,382           5,223
           Amortization of deferred financing costs                                       636              570             355
           Write-off of non-recurring financing fees                                        -              472               -
           (Gain) loss on disposition of assets and
              provision for impairment loss                                             1,153              401           1,402
           Minority interest in earnings                                                  522              588             113
           Deferred income taxes                                                            -                -            (926)
           Changes in operating assets and liabilities:
              (Increase) decrease in assets                                             3,544            1,077            (428)
              Decrease in liabilities                                                  (1,010)            (847)         (4,437)
                                                                                  ------------    -------------    ------------
                Net cash provided by operating activities                              13,758           17,602           6,890
                                                                                  ------------    -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to hotel properties                                                    (4,537)          (6,024)         (4,626)
      Proceeds from sale of property and equipment                                      2,306            1,974              25
      Acquisition costs paid, net of cash received                                          -                -            (692)
      Distribution to minority interest                                                  (585)            (900)           (781)
                                                                                  ------------    -------------    ------------
                Net cash used in investing activities                                  (2,816)          (4,950)         (6,074)
                                                                                  ------------    -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Deferred financing costs                                                           (186)            (198)         (1,556)
      Principal payments on long-term debt                                             (6,232)          (6,252)        (61,664)
      Proceeds from long-term debt                                                      2,850            3,326          76,264
      Merger costs paid                                                                     -                -            (145)
      Proceeds from issuance of common stock, net                                           -                -           1,944
      Dividends paid                                                                   (2,581)         (10,130)        (26,350)
                                                                                  ------------    -------------    ------------
                Net cash used in financing activities                                  (6,149)         (13,254)        (11,507)
                                                                                  ------------    -------------    ------------

Increase (decrease) in cash and cash equivalents                                        4,793             (602)        (10,691)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              228              830          11,521
                                                                                  ------------    -------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                $ 5,021            $ 228           $ 830
                                                                                  ============    =============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                                                  $  9,983           10,067           4,588
      Income taxes paid                                                                     -              734           1,979
                                                                                  ============    =============    ============

See accompanying notes to consolidated financial statements.
                                                                     (CONTINUED)

                                                Humphrey Hospitality Trust, Inc.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                                         (In thousands)

SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES

                                                                                     2001             2000            1999
                                                                                  ------------    -------------    ------------

      Conversion of operating partnership units                                       $ 1,339                -               -
                                                                                  ============    =============    ============
      Issuance of operating partnership units                                              31            3,908               -
                                                                                  ============    =============    ============

      During 2000, the Company acquired five hotels in exchange for cash and 376,434 preferred operating partnership units and assumption of debt. The assets acquired and liabilities assumed are summarized as follows:

           Fair value of hotel properties acquired                                    $ 6,971
           Fair value of debt assumed                                                  (3,207)
                                                                                  ------------
           Fair value of operating partnership units (minority interest)             $  3,764
                                                                                  ============

      During 1999, the Company acquired 25 hotels pursuant to a merger in exchange for 6,541,843 shares of common stock and the assumption of indebtedness. The assets acquired and liabilities assumed are summarized as follows:

           Fair value of hotel properties acquired                                   $ 74,249
           Fair value of other assets acquired                                          3,681
           Fair value of debt assumed                                                 (42,711)
           Fair value of other liabilities assumed                                     (3,302)
                                                                                  ------------
           Fair value of net assets acquired                                         $ 31,917
                                                                                  ============

See accompanying notes to consolidated financial statements.

                Humphrey Hospitality Trust, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


Note 1.  Organization and Summary of Significant Accounting Policies

Description of Business
-----------------------

         Humphrey Hospitality Trust, Inc. (HHTI) was incorporated on August 23, 1994. The Company is a self-administered real estate investment trust (REIT) for Federal income tax purposes. As of December 31, 2001, HHTI, through various wholly owned subsidiaries (collectively, the Company), owned a controlling interest in 91 limited service hotels which contain approximately 6,300 rooms and are located in 19 states.

         On October 26, 1999 (date of acquisition), HHTI completed a merger with Supertel Hospitality, Inc. (Supertel). Supertel owned and operated limited service hotel properties under the Super 8, Comfort Inn, and Wingate Inn franchises located primarily in the Midwest and Texas. Under the merger agreement, HHTI exchanged 1.3 shares of HHTI common stock for each share of Supertel common stock. The merger was accounted for as a purchase and, in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations," Supertel was considered the acquiring enterprise for financial reporting purposes. Accordingly, a new accounting basis was established for HHTI's assets and liabilities based on their fair values at the date of acquisition and the operating results of HHTI have been included in the Company's financial statements since the date of acquisition. Prior to the date of acquisition, the financial statements of the Company include the hotel operations and historical information of Supertel; at the date of acquisition, the hotels of Supertel were leased to Supertel Hospitality Management, Inc. ("SHMI"), a subsidiary of Humphrey Hospitality Management Inc., (collectively, "HHM" or the "Lessee") which was also the lessee of HHTI's hotels. The Company has included expenditures related directly to the merger and acquisition as part of the cost of acquiring HHTI's assets. Expenditures incurred in connection with the registration of the common stock issued in the merger have been reflected as a reduction of paid-in capital. The merger agreement provided for the stockholders of Supertel to receive a pre-closing dividend of Supertel's earnings and profits, which was paid by Supertel on October 25, 1999, in the amount of $5.13 per share.

         All of the Company's interests in properties are held directly or indirectly by E&P REIT Trust, Humphrey Hospitality Limited Partnership (HHLP) and Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the Partnerships). Subject to certain conditions, units of partnership interest in HHLP ("Units") may be exchanged by the limited partners for cash or, at the option of HHTI, the obligation may be assumed by HHTI and paid either in cash or shares of common stock of HHTI on a one-for-one basis. HHTI is the sole general partner in HHLP and at December 31, 2001, owned approximately 88% of the Units in HHLP. HHLP is the general partner in SBILP. At December 31, 2001, HHLP and HHTI owned a 99% and 1% interest in SBILP, respectively.

         James I. Humphrey, Jr., Secretary and a director of the Company, is the sole shareholder of the Lessee at December 31, 2001. Paul Schulte, the Company's Chairman of the Board, serves as an interim President of SHMI for an annual compensation package of one dollar ($1.00). No other member of the Company's board has a financial interest in the Lessee.

Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of HHTI, its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E & P Financing Limited Partnership (EPFLP), and the Partnerships. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reclassifications
-----------------

         Certain amounts for 2000 have been reclassified to conform to the presentation for 2001. In particular, a portion of the minority interest from issuance of preferred operating partnership units in an acquisition in 2000 ($2,094,000), which was classified in shareholders' equity at December 31, 2000, has been reclassified to and included in minority interest.

Use of Estimates
----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

Investment in Hotel Properties
------------------------------

         Hotel properties to be held and used in operations are recorded at cost, reduced for impairment losses where appropriate. Hotel properties held for sale are carried at the lower of their carrying value (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair value less costs to sell. The net carrying values of hotel properties are classified as held for sale when senior management authorizes their disposition, the Company begins marketing the properties for sale and various other criteria for a plan of sale are met. Depreciation of these properties is discontinued at that time.

          Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 20 to 40 years for buildings and 5 to 12 years for furniture, fixtures and equipment. Maintenance and repairs are expensed as incurred, but have generally been the responsibility of the Lessee. Major replacements, renewals and improvements are capitalized. Upon disposition, both the asset and accumulated depreciation accounts are removed from the accounts and the related gain or loss is credited or charged to income.

         If events or circumstances indicate that the carrying value of a hotel property to be held and used may be impaired, a recoverability analysis is performed based on estimated undiscounted future cash flows to be generated from the property. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized.

Cash and Cash Equivalents
-------------------------

         Cash and cash equivalents include cash and various highly liquid investments with original maturities of three months or less when acquired, and are carried at cost which approximates fair value.

Deferred Financing Costs
------------------------

         Deferred financing costs are amortized to interest expense using the straight-line method, which approximates the effective interest method, over the terms of the respective loans.

Revenue Recognition
-------------------

         Revenues from the operations of the hotel properties are recognized when earned. Base rental revenues are recognized when due under terms of the leases with the Lessee. Percentage rent revenues are recognized when hotel operating or other revenues exceed the minimum threshold (if any) required for percentage rent under terms of the lease agreements.

Income Taxes
------------

         The Company qualifies and intends to continue to qualify as a REIT under applicable provisions of the Internal Revenue Code, as amended. In general, under such Code provisions, a trust which has made the required election and, in the taxable year, meets certain requirements and distributes to its shareholders at least 90% of its REIT taxable income will not be subject to Federal income tax to the extent of the income which it distributes. Accordingly, no provision for Federal income taxes has been reflected in the financial statements of the Company since the date of acquisition. Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation of hotel properties for Federal tax purposes. The Company's 2001 dividend distributions exceeded its estimated taxable income for the year and all distributions are considered ordinary income.

         Prior to October 26, 1999, income taxes were accounted for under the asset and liability method. Under this method, deferred income taxes were recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards based on enacted tax rates expected to apply to taxable income in the years in which they are realized or settled. Deferred income taxes recorded at October 26, 1999, were eliminated after the merger.

          Under the REIT Modernization Act (RMA), which became effective January 1, 2001, the Company is permitted to lease its hotels to one or more wholly-owned taxable REIT subsidiaries ("TRS") and may continue to qualify as a REIT provided that the TRS enters into management agreements with an "eligible independent contractor" who will manage the hotels leased by the TRS. The Company has formed a wholly owned TRS (the "TRS Lessee") and, effective January 1, 2002, the TRS Lessee leased all of the hotel properties. The TRS will be subject to taxation similar to a C-Corporation.

         In connection with its election to be taxed as a REIT, the Company has elected to be subject to the "built-in gain" rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on Supertel's assets at the date of acquisition are recognized in taxable dispositions of such assets in the subsequent ten-year period. This ten-year period expires October 2009. Management does not expect that the Company will be required to make significant payments of taxes on built-in gains throughout the ten-year period due to the potential for the Company to make nontaxable dispositions, if necessary. Accordingly, at December 31, 2001, no deferred tax liability for built-in gains has been recognized. It may be necessary to recognize a liability for such taxes in the future if management's plans and intentions with respect to asset dispositions or the related tax laws change.

Earnings Per Share
------------------

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

Concentration of Credit Risk
----------------------------

         The Company maintains its deposits, including its repurchase agreements, with three major banks. At December 31, 2001, the balances reported by two banks exceeded the federal deposit insurance limit; however, management believes that no significant credit risk exists with respect to the uninsured portion of these cash balances.

Disclosures About Fair Value of Financial Instruments
-----------------------------------------------------

         The carrying amounts for cash and cash equivalents, accounts, accounts payable, and accrued expenses approximate fair value because of the short
maturity  of  these   instruments.   The  carrying   amount  of  long-term  debt
approximated fair value as of December 31, 2000. Information relating to the fair value of long-term debt at December 31, 2001 is presented in note 3.

Note 2.  Investment in Hotel Properties and Related Matters

         Investment in hotel properties consisted of the following at December 31 (in thousands):

                                                2001                2000
                                          -------------       --------------

Land                                          $ 20,761             $ 23,981
Buildings and improvements                     131,039              148,126
Furniture and equipment                         29,705               31,853
Vehicles                                           177                  271
Construction-in-progress                         1,281                2,338
                                          -------------       --------------

                                               182,963              206,569
Less accumulated depreciation                   40,141               38,259
                                          -------------       --------------

                                               142,822              168,310
Hotel properties held for sale                  18,996                    -
                                          -------------       --------------

                                             $ 161,818            $ 168,310
                                          =============       ==============

       Effective October 26, 1999, all of the hotel properties were leased to the Lessee. The Leases provided for base rents and percentage rents equal to varying percentages of quarterly and semiannual room revenue and annual room revenue in excess of a threshold amount and 8% of monthly other revenues. Operating expenses other than real estate taxes and property-related insurance were the responsibility of the Lessee. The leases were amended effective January 1, 2001, to simplify the percentage rent provisions and change the expense responsibilities. Under the amended leases, percentage rents were adjusted to 17.9% of monthly room revenues and the Lessee assumed responsibility for real estate taxes and property-related insurance costs in exchange for a reduction in rent approximating such costs.

         In March 2001, the Lessee advised the Company that the Lessee had incurred, and expected to continue to incur, losses from the leasing and operation of the hotel properties. The Lessee cited several adverse factors giving rise to the losses and requested relief from the Company in the form of substantial reductions in the rent under the leases. After evaluating its business strategy and operating structure and extensive negotiations with the Lessee, the Company:

       o Identified eleven hotel properties (the "sale hotels") that it has decided to sell. The leases relating to the sale hotels were terminated effective June 1, 2001, and the Company engaged HHM to manage the properties;
       o Agreed to amend the provisions of the remaining leases effective October 1, 2001, to eliminate base rent and adjust percentage rents to 15.9% of fourth quarter 2001 revenues;
       o      Agreed to terminate the  remaining  leases on December 31, 2001;
       o      Entered into leases with the TRS Lessee effective January 1, 2002;
              and
       o Entered, through the TRS Lessee, into a management agreement with HHM for management of all of the hotel properties through September 30, 2005 (see note 8).

         As a result of its decision to sell the sale hotels, the Company evaluated the recoverability of the carrying amounts of each sale hotel based on their estimated fair values less costs to sell. The Company determined that the carrying amounts of four of the 11 sale hotels were not recoverable from future operating cash flows and sale. Accordingly, the Company recognized an impairment loss of $1,192,000 for these hotels during the second quarter of 2001.

         Effective June 1, 2001, the Company engaged HHM to manage the sale hotels at a monthly management fee equal to 5% of gross hotel revenues. The Company incurred management fees of $266,000 pursuant to this agreement in 2001.

         The Company sold one of the sale hotels in 2001 and at December 31, 2001, there were contracts or non-binding letters of intent for the sale of two additional hotels. The Company is actively marketing the remaining properties. For 2001, the Company recognized room rentals and other hotel services revenues of $5,327,000 and hotel operating expenses of $4,030,000 relating to the sale hotels.

         In connection with the termination of the leases on December 31, 2001, the Company paid the Lessee a nonrefundable termination fee of $400,000. The consideration for canceling the leases was recognized as a nonrecurring expense in the fourth quarter of 2001.

         In the fourth quarter of 2001, the Company disposed of its interest in a Super 8 hotel located in Irving, Texas, and realized a gain on disposition of approximately $37,000. In 2000, the Company recognized a loss of $401,000, primarily on sale of a hotel property. In 1999, the Company recognized an impairment loss of $1,300,000 associated with the write down of its property in Arizona to fair market value.

Note 3.  Long-Term Debt

Long-term debt consisted of the following bonds, notes and mortgages payable at December 31 (in thousands):

                                                                                            2001            2000
                                                                                       ---------------  -------------
Mortgage loan payable to Bertha  Wetzler,  evidenced by a promissory  note dated
November 1, 1994,  in the amount of $1.24  million.  The note bears  interest at
9.25% per annum  payable in  monthly  installments  of  principal  and  interest through  maturity on November 1, 2009, at which point the outstanding  principal
balance and accrued interest are due.                                                        $ 648          $ 730

Crestar  bonds  payable  with  interest  at 8.5% per annum,  maturing in varying
amounts through November 1, 2005.                                                            2,093          2,149

Mortgage  loan payable to Regions  Bank,  N.A.,  evidenced by a promissory  note dated  August 5, 1998,  in the  amount of $3  million.  The note bears  interest during the initial five-year period at 8.00% per annum and thereafter during the remaining  term at a rate  equal to 250  basis  points  over the  index  rate as defined in the  promissory  note. The interest rate will be adjusted every fifth anniversary.  Monthly  principal  and  interest  payments  are  payable  through maturity on August 5, 2018, at which point the  remaining  principal and accrued
interest are due.                                                                            2,764          2,840

Mortgage loan payable to Susquehanna  Bank evidenced by a promissory  note dated
February 8, 1999,  in the amount of  approximately  $5  million.  The note bears interest during the initial  five-year  period at 7.75% per annum and thereafter during the  remaining  term at a rate equal to 275 basis  points  over the index rate as defined in the  promissory  note.  The interest rate will be adjusted on the fifth  anniversary.  Monthly  principal  and  interest  payments are payable through maturity on February 8, 2009, at which point the remaining principal and
accrued interest are due.                                                                    4,851          4,930

Mortgage loans payable to Marquette  Capital Bank, N.A. ($16 million) and Bremer
Bank,  National  Association  ($10 million)  evidenced by promissory notes dated
October 22, 1999. The notes bear interest at 8.81% per annum.  Monthly principle and interest  payments are payable  through  maturity on July 22, 2003, at which
point the remaining principle and accrued interest are due.                                 25,236         25,750

Mortgage loan payable to First National Bank of Omaha  evidenced by a promissory note in the  amount of $15  million  dated  October  20,  1999.  The note  bears interest at 8.4% per annum.  Monthly principle and interest payments are payable through maturity on November 1, 2009, at which point the remaining principle and
accrued interest are due.                                                                   14,312         14,645




Note 3.  Long-Term Debt (continued)
                                                                                            2001            2000
                                                                                       ---------------  -------------

Term loan credit  facility  from U.S. Bank National  Association  ("U.S.  Bank")
evidenced by a promissory  note in the amount of $13 million  dated  October 20,
1999.  The note bears  interest at 8.31% per annum through  October 20, 2002 and
LIBOR plus 2.25% thereafter. Principal and interest are payable monthly based on a fifteen-year  amortization  period with the outstanding  principal and accrued
interest payable in full on October 15, 2004.                                             $ 11,988       $ 12,488

Term loan credit  facility from U.S. Bank evidenced by a promissory  note in the amount of $10 million dated October 20, 1999.  The note bears  interest at 8.53%
per annum.  Principal and interest are payable in monthly  installments with the
outstanding principal and accrued interest payable in full on October 15, 2004.              7,674          9,614

Revolving  credit  facility from U.S. Bank evidenced by a promissory  note dated
October  30, 1999 for up to $7 million  (reduced to $5 million in 2001)  bearing interest at LIBOR plus 1.75% per annum  (3.63%) at December  31,  2001,  payable monthly with the outstanding  principal and accrued  interest payable in full on
October 31, 2002.                                                                            4,430          4,955

Mortgage  loan  payable to Firstar Bank  evidenced  by a promissory  note in the amount of $6.7 million dated October 20, 1999.  The note bears  interest at 8.3%
per annum.  Principal and interest are payable in monthly  installments with the
outstanding principal and accrued interest payable in full on October 31, 2004.              6,343          6,494

Mortgage loans payable to First  Citizens  National Bank evidenced by promissory notes totaling  approximately  $1 million.  The loan obligations were assumed on
October 19, 2000 in conjunction with the acquisition of hotel assets.  The notes bear interest at 8.45% per annum with interest rates locked through November 11,
2005.  Principal and interest  payments are due in monthly  installments and the notes  mature  on July  20,  2012,  February  1,  2008  and  February  1,  2005,
respectively.                                                                                  894            978

Mortgage  loan  payable  to Peoples  National  Bank of  Kewanee  evidenced  by a promissory note in the amount of approximately $.7 million.  The loan obligation was assumed on October 20, 2000 in  conjunction  with the  acquisition  of hotel assets.  The note bears interest at 8.5% per annum with the interest rate locked until 2005. Principal and interest payments are due in monthly installments with
the outstanding principal and interest payable in full on October 1, 2014.                     654            681


Note 3.  Long-Term Debt (continued)

                                                                                            2001            2000
                                                                                       ---------------  -------------

Mortgage loan payable to Security State Bank  evidenced by a promissory  note in the amount of  approximately  $.2 million.  The loan  obligation  was assumed on
October 20, 2000 in conjunction  with the acquisition of hotel assets.  The note bears  interest at 8.5% per annum.  Principal  and interest  payments are due in monthly installments with the outstanding principal and interest payable in full
on July 1, 2003.                                                                             $ 194          $ 206

Mortgage loan payable to Union Planters Bank  evidenced by a promissory  note in the amount of  approximately  $.5 million.  The loan  obligation  was assumed on
October 23, 2000 in conjunction  with the acquisition of hotel assets.  The note bears  interest at 7.75% per annum.  Principal and interest  payments are due in
monthly installments to October 1, 2014.                                                       434            446

Mortgage loans payable to Small Business Administration  evidenced by promissory
notes  in  the  aggregate  amounts  of  approximately  $.9  million.   The  loan
obligations  were assumed on October 23, 2000,  October 19, 2000 and October 20,
2000,  respectively,  in conjunction  with the acquisition of hotel assets.  The notes bear interest at 8.12%, 8.95%, and 7.8% per annum, respectively. Principal and  interest  payments  are due in  monthly  installments  to  January 1, 2017,
December 11, 2011 and May 1, 2013, respectively.                                               817            857

Credit  facility with Fleet  National Bank dated  September 1, 2001.  The credit facility  bears  interest at a variable  rate (5.61% at December  31,  2001) and
matures on September 1, 2002.                                                               10,000         11,151

Mortgage loan payable to Mercantile Safe Deposit and Trust Company  ("Mercantile
Bank") under the terms of a $25.5 million line of credit.  The terms of the line of credit require  monthly  installments of interest only at the prime rate plus
..25% (5% per annum as of December 31,  2001).  The  outstanding  principal  plus
accrued interest are payable in full in April 2002.                                         22,540         20,340
                                                                                    ---------------  -------------

                                                                                         $ 115,872      $ 119,254
                                                                                    ===============  =============

         The long-term debt is secured by all of the Company's hotel properties. In addition, as of December 31, 2001, the first $2,000,000 outstanding on the Mercantile Bank line of credit is guaranteed jointly and severally by the Company and Mr. Humphrey. In addition, the Company's chairman and another director have guaranteed, jointly and severally with the Company, the payment of interest and principal on $5,000,000 of certain of the Company's outstanding long-term debt with U.S. Bank. As of December 31, 2001, the Company has indemnified the above individuals should these guarantees be called on by the respective lenders. The Company's debt agreements contain requirements as to the maintenance of minimum levels of debt service coverage and loan-to-value ratios and net worth, and place certain restrictions on distributions.

         The Company files quarterly loan compliance certificates with six of its lenders, namely, Mercantile Safe and Deposit Trust Company ("Mercantile Bank"), U.S. Bank National Association ("US Bank"), Marquette Capital Bank, N.A. ("Marquette Bank"), First National Bank of Omaha, Firstar Bank and Fleet National Bank. In filing its loan compliance certificates for the quarter ended September 30, 2001, the Company disclosed non-compliance with the loan covenant requirements for certain of these lenders. The Company has since negotiated extended loan covenant modifications allowing it to temporarily maintain higher loan to value ratios and lower debt service coverage ratios. The modifications were retroactive in effect to September 30, 2001 and, with the exception of Mercantile Bank, Firstar Bank and Marquette Bank, the modifications extend through September 30, 2002. The Mercantile Bank and Firstar Bank modifications terminate on March 31, 2002, coinciding with the anticipated refinancing of these loans. Marquette Bank extended its modification through December 31, 2002. The loan covenant modifications are subject to specific lender conditions, including a mandatory limit on capital expenditures for fiscal year 2002, and restrictions prohibiting dividend payments to shareholders at any time during 2002.

        Aggregate annual principal payments and payments to bond sinking funds for the five years following December 31, 2001, and thereafter are as follows (in thousands):

                            2002            $        40,114
                            2003                     26,530
                            2004                     24,361
                            2005                      2,952
                            2006                      1,001
                      Thereafter                     20,914
                                           ----------------
                                            $       115,872
                                           ================

         Debt maturing in 2002 includes $22,540,000 Mercantile Bank line of credit due on April 30, 2002, the $10,000,000 Fleet Bank credit facility due on September 1, 2002, the $4,430,000 U.S. Bank revolving credit facility due on October 31, 2002 and $3,144,000 of scheduled principal payments on other bonds, notes and mortgages payable. Mercantile Bank has indicated to the Company its intent to extend the loan for an additional one-year period under materially consistent terms. The Company expects to refinance the Fleet Bank credit facility with Fleet Bank or another lender at or prior to its maturity. The Company obtained a one-year extension on the U.S. Bank revolving credit facility in 2001 and expects to extend or refinance this facility with U.S. Bank at or prior to its scheduled maturity. Based on its past experience with the lenders, the status of negotiations, where applicable, and the value of the properties securing the loans, the Company believes that its expectations with respect to refinancing and/or extending these loans are appropriate; however, it is possible that the Company will not be able to refinance and/or extend the loans at similar interest rates or on similar terms to those of the existing loans.

         At December 31, 2001, the estimated fair value of long-term debt was approximately $115,656,000. The fair value was estimated by discounting future cash payments to be made at rates that approximate rates currently offered for loans with similar maturities.

Note 4.  Income Taxes

         Income tax expense consists of the following for the year ended December 31, 1999 (in thousands):

            Current:
                         Federal                $     2,119
                         State                          502
                                               ---------------
                                                      2,621
                                               ---------------
            Deferred:
                          Federal                      (772)
                          State                        (154)
                                               ---------------
                                                       (926)
                                               ---------------
                                                $     1,695
                                               ===============

         Income tax expense is reconciled with income taxes computed at the Federal statutory rate of 34% as follows for the year ended December 31, 1999 (in thousands):

             Tax expense computed at the Federal statutory rate     $    2,515
             State income tax, net of Federal tax effect                   331
             Elimination of deferred income taxes                         (926)
             Stock based compensation                                     (144)
             Other                                                         (81)
                                                                   -------------
                                                                    $    1,695
                                                                   =============

Note 5.  Earnings Per Share

         The following table sets forth information relating to the computation of earnings per share (in thousands):

                                                                        Years ended December 31,
                                                           -------------------------------------------------
                                                               2001              2000              1999
                                                           --------------    --------------    -------------
Numerator:
Numerator for basic earnings
per share - earnings available to common shareholders              $ 709           $ 6,959          $ 5,588

Minority interest expense relating to common
operating partnership unit holders                                   108               588              113
                                                           --------------    --------------    -------------
Numerator for diluted earnings per share - earnings
available to common shareholders                                   $ 817           $ 7,547          $ 5,701
                                                           ==============    ==============    =============

Denominator:
Denominator for basic earnings per share - weighted
average shares outstanding                                        11,226            11,174            6,003
Common operating partnership units                                   837               872              157
                                                           --------------    --------------    -------------
Denominator for diluted earnings per share - adjusted
weighted average shares                                           12,063            12,046            6,160
                                                           ==============    ==============    =============

Note 6.  Commitments and Contingencies and Other Related Party Transactions

As of December 31, 2001, James I. Humphrey, Jr., and HHM (collectively, the Humphrey Affiliates) own a combined total of 736,513 units of limited partnership interest in HHLP. Pursuant to the HHLP Limited Partnership Agreement (the Partnership Agreement), the Humphrey Affiliates have redemption rights, which will enable them to cause HHTI to redeem their interests in HHLP in exchange for shares of common stock or for cash at the election of the Company. The Humphrey Affiliates may exercise the redemption rights at any time. At December 31, 2001, the number of shares of common stock issuable to the Humphrey Affiliates upon exercise of the redemption rights is 736,513. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the Humphrey Affiliates, non-affiliated unit holders or the shareholders of the Company.

         Pursuant to the terms of a Financial and Administrative Services Agreement, the Lessee provided the Company with the following services:

       o Accounting and financial reporting, real estate portfolio management and other administrative services. The Company incurred related fees of approximately $1,017,000, $1,050,000 and $50,000 in 2001, 2000 and 1999, respectively.

       o Capital improvement supervisory services for a fee equal to 9% of the total cost of the capital improvements, including furniture, fixture, and equipment purchases. The Company incurred related fees of approximately $362,000, $587,000 and $21,000 in 2001, 2000 and 1999, respectively

       o Services related to acquiring, disposing and financing Company properties (executed in May 2000). The fee, payable in common operating partnership ("OP") units of HHLP, is equal to 1% of the gross sales price for acquisitions or dispositions, and .25% of the financing amount. In 2001 and 2000, the Company incurred related fees of $31,000 (approximately 9,200 OP units) in conjunction with refinancing activities and $144,000 (approximately 18,500 OP units) in conjunction with refinancing and acquisition activities, respectively.

         The Company earned base rents of $10,917,000, $15,213,000, and $2,662,000 and percentage rents of $11,966,000, $17,631,000 and $2,994,000 under the leases with the Lessee in 2001, 2000 and 1999, respectively. At December 31, 2001, accounts payable and accrued expense includes $2,280,000 due to HHM. At December 31, 2000, accounts receivable includes $3,411,000 due from HHM.

         The Company assumed a land lease agreement in conjunction with the purchase of the Best Western Hotel, Harlan, Kentucky. The lease requires monthly payments of the greater of $2,000 or 5% of room revenue through November 2091. The Company also assumed a land lease agreement in conjunction with the purchase of the Comfort Inn, Gettysburg, Pennsylvania. The lease requires an annual payment of $35,000 through May 2025. Land lease expense totaled approximately $82,000, $78,000 and $12,000 in 2001, 2000 and 1999, respectively, and is included in property operating expense.

Note 6. Commitments and Contingencies and Other Related Party Transactions (continued)

         As of December 31, 2001, the future minimum lease payments applicable to non-cancelable land leases are as follows (in thousands):

                      2002              $    59
                      2003                   59
                      2004                   59
                      2005                   59
                      2006                   59
                Thereafter                2,684
                                       ------------
                                        $ 2,979
                                       ============

         From April through June 2001, a total of five class action complaints were filed in the U.S. District Court for the Eastern District of Virginia against the Company and certain of its executive officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints were brought on behalf of persons who purchased the Company's common stock from November 14, 2000 through March 29, 2001 (the "Class Period"). In June 2001, the parties stipulated to transfer the cases to the U.S. District Court for the District of Maryland. In July 2001, the Court appointed lead plaintiffs and approved their selection of counsel. In September 2001, lead plaintiffs filed a consolidated amended complaint alleging violations of the same securities laws and regulations and alleging the same Class Period. Specifically, plaintiffs allege that defendants made false and misleading statements concerning the Company's financial condition and operations and artificially inflated the market price of the Company's securities during the Class Period. In November 2001, the Company filed a motion to dismiss the consolidated amended complaint. The plaintiffs have responded to such motion and the Company has since filed a reply memorandum of law in support of its motion to dismiss the plaintiffs' consolidated amended complaint. Management does not believe that the resolution of this matter will have a significant effect on the Company's financial position or results of operations.

Note 7.  Capital Stock

         The Company's common stock is duly authorized, fully paid and nonassessable. At December 31, 2001, 751,426 common operating partnership units are redeemable on a one-for-one basis for shares of common stock. In addition, 376,434 preferred operating partnership units were outstanding. The preferred operating partnership units are convertible into common operating partnership units on a one-for-one basis and, following such conversion, are redeemable, at the option of the holders, for common shares of the Company, or for cash at $10 per share. The preferred operating partnership units receive a preferred dividend distribution of $1.10 per unit annually, payable on a monthly basis. Redemption of the units is restricted until October 2002.

         In 2001, 144,593 common operating partnership units in HHLP were converted to common stock of the Company. At December 31, 2001, members of the Board of Directors owned approximately 22% of the Company's outstanding common stock.

Note 8.  Subsequent Events

         Effective January 1, 2002, the TRS Lessee entered into a new management agreement with HHM pursuant to which HHM will operate all of the Company's hotels. The principal provisions of the new agreement are summarized as follows:

       o With respect to the sale hotels, HHM is entitled to the following fees: (a) prior to March 31, 2002, a base management fee equal to 5% of gross hotel income, as defined, plus a potential incentive fee and (b) effective April 1, 2002 through the end of the term,
              (i) a base management fee equal to 5% of gross hotel income,  plus
              (ii) an accounting  fee equal to 1/2% of gross hotel income,  plus
              (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee.

       o With respect to the remaining hotels, HHM is entitled to the following fees: (i) a base management fee equal to 5% of gross hotel income (6% until March 31, 2002), plus (ii) an accounting fee equal to 1/2% of gross hotel income, plus (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee. In addition to these fees, effective January 1, 2002, the Company will reimburse HHM up to an aggregate of $300,000 per fiscal year for HHM's reasonable documented out-of-pocket and compensation expenses for HHM's employees who oversee sales and marketing activity on behalf of the Company's hotels and $150,000 per fiscal year for payroll processing services.

       o The agreement expires on September 30, 2005, subject to earlier termination as to one or more hotels upon (i) sale of a hotel,
              (ii) failure of HHM to achieve at least 85% of the budgeted hotel net operating income for a hotel (subject to HHM's right to avoid termination by paying an amount sufficient to reach 85% of budgeted hotel net operating income), (iii) termination of a franchise agreement as a result of HHM's failure to satisfy its obligations under the agreement, and (iv) failure of HHM to achieve 85% of the budgeted hotel net operating income in two consecutive years regardless of whether HHM has supplemented net operating income.

       o Upon the Company's sale of a hotel prior to September 30, 2003, the TRS Lessee will pay to HHM a termination fee equal to 33-1/3% of the base management fee and incentive fee, if any, for the most recent 12-month period ended prior to the date of termination. No termination fee is payable upon termination of the agreement upon sale of a hotel after September 30, 2003 or upon the sale of a sale hotel at any time.

       o In addition to the fees described above, HHM is entitled to an incentive fee equal to 20% of the amount by which "annual aggregate hotel level net operating income," for all the hotels for each twelve month period ending September 30, beginning with the twelve month period ending September 30, 2002, exceeds a base amount of $33,024,395 (which base amount is subject to adjustment for future purchases and sales of hotels).

         Also effective January 1, 2002, the Company and HHM entered into a new administrative agreement which replaced the Financial and Administrative Services agreement discussed in note 6. Under the new agreement, the annual fee for accounting, financial reporting and other administrative services is reduced to $850,000 and HHM will no longer provide the Company with services related to acquiring, disposing and financing properties.

         On January 1, 2002, the TRS Lessee purchased accounts receivable aggregating approximately $781,000 from HHM in exchange for a note of the same amount due April 1, 2002. HHM agreed to re-purchase any uncollected accounts receivable from the TRS Lessee on April 1, 2002.

         In January  2002,  the Company  disposed  of its  interest in a Super 8
hotel  located  in  Macomb,   Illinois  and  realized  a  loss  on  disposal  of
approximately $7,000.

                                              HUMPHREY HOSPITALITY TRUST, INC
                                  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                  AS OF DECEMBER 31, 2001

                                                              Initial Cost                Costs Subsequent to Acquisition
                                                    ----------------------------------   ---------------------------------
                                        Encum-                         Buildings &                         Buildings &
     Hotel and Location                 brance            Land         Improvements           Land        Improvements
--------------------------------------------------  ----------------------------------   ---------------------------------
Comfort Inns:
     Minocqua, Wisconsin              USR                 $ 214,505       $ 1,458,389              $ -          $ 133,316
     Sheboygan, Wisconsin             USR                   286,970         1,716,782                -            142,516
     Chambersburg, Pennsylvania       MER                    89,000         2,346,362                -            172,873
     Culpeper, Virginia               MER                   182,264         2,142,652                -            256,262
     Dahlgren, Virginia               FLT                   327,514         2,489,390                -            228,417
     Dublin, Virginia                 CRE                   152,239         3,700,710                -            273,992
     Farmville, Virginia              MER                   253,618         2,162,087                -             83,672
     Gettysburg, Pennsylvania         SUS                         -         4,158,453                -            322,645
     Morgantown, West Virginia        MER                   398,322         3,853,651                -            158,441
     Murphy, North Carolina           MER                   333,394         2,185,659         (333,394)        (2,185,659)
     New Castle, Pennsylvania         MER                    56,648         4,101,254                -            195,651
     Princeton, West Virginia         FLT                   387,567         1,774,501                -            267,337
     Rocky Mount, Virginia            MER                   193,841         2,162,429                -             16,704
     Solomons, Maryland               MER                 2,303,990         2,988,255                -          1,471,252

Wingate Inns:
     Las Colinas, Texas               MAR                   953,955         4,823,525                -             44,034
     Houston, Texas                   MAR                   372,021         4,622,107                -              2,764

Super 8:
     Creston, Iowa                    MAR                    56,000           840,580           89,607          1,908,220
     Columbus, Nebraska               USE                    51,716           571,178           51,666            546,393
     O'Neill, Nebraska                MAR                    75,000           667,074           46,075            958,479
     Omaha, Nebraska                  FNB                   164,034         1,053,620                -          1,060,472
     Lincoln, Nebraska                USE                   139,603         1,234,988           63,153            705,742
     Lincoln, Nebraska                USE                   226,174         1,068,520          271,817          1,536,744
     Keokuk, Iowa                     MAR                    55,000           642,783           71,175            370,302
     Iowa City, Iowa                  MAR                   227,290         1,280,365                -            303,428
     Oskaloosa, Iowa                  USE                    61,389           453,573                -            309,174
     Omaha, Nebraska                  UST                   203,453         1,054,497                -            103,243
     Kirksville, Missouri             FST                   151,225           830,457                -            108,904
     Burlington, Iowa                 MAR                   145,000           867,116                -            111,360
     Sedalia, Missouri                FST                   185,025           917,809                -            513,073
     Hays, Kansas                     FNB                   317,762         1,133,765           19,519            167,353



                                              Gross Amount at December 31, 2001
                                     ------------------------------------------------------
                                                           Buildings &      Accumulated             Net
     Hotel and Location                     Land           Improvements     Depreciation         Book Value
------------------------------------ ------------------------------------------------------  -------------------
Comfort Inns:
     Minocqua, Wisconsin                      $ 214,505       $ 1,591,705       $ (347,705)         $ 1,458,505
     Sheboygan, Wisconsin                       286,970      1,859,298.07         (422,977)           1,723,291
     Chambersburg, Pennsylvania                  89,000         2,519,235         (378,806)           2,229,429
     Culpeper, Virginia                         182,264         2,398,914         (252,190)           2,328,988
     Dahlgren, Virginia                         327,514         2,717,807         (361,977)           2,683,344
     Dublin, Virginia                           152,239         3,974,702         (525,606)           3,601,335
     Farmville, Virginia                        253,618         2,245,759         (323,423)           2,175,954
     Gettysburg, Pennsylvania                         -         4,481,098         (672,300)           3,808,798
     Morgantown, West Virginia                  398,322         4,012,092         (628,767)           3,781,647
     Murphy, North Carolina                           -                 -                -                    -
     New Castle, Pennsylvania                    56,648         4,296,905         (501,340)           3,852,213
     Princeton, West Virginia                   387,567         2,041,838         (286,165)           2,143,240
     Rocky Mount, Virginia                      193,841         2,179,133         (336,477)           2,036,497
     Solomons, Maryland                       2,303,990         4,459,507         (627,905)           6,135,592

Wingate Inns:
     Las Colinas, Texas                         953,955         4,867,559       (1,265,551)           4,555,963
     Houston, Texas                             372,021         4,624,871       (1,012,977)           3,983,915

Super 8:
     Creston, Iowa                              145,607         2,748,800         (867,773)           2,026,634
     Columbus, Nebraska                         103,382         1,117,571         (524,290)             696,663
     O'Neill, Nebraska                          121,075         1,625,553         (569,733)           1,176,895
     Omaha, Nebraska                            164,034         2,114,092       (1,063,865)           1,214,261
     Lincoln, Nebraska                          202,756         1,940,730         (916,328)           1,227,158
     Lincoln, Nebraska                          497,991         2,605,264       (1,040,654)           2,062,601
     Keokuk, Iowa                               126,175         1,013,085         (512,401)             626,859
     Iowa City, Iowa                            227,290         1,583,793         (791,508)           1,019,575
     Oskaloosa, Iowa                             61,389           762,747         (373,608)             450,528
     Omaha, Nebraska                            203,453         1,157,740         (617,983)             743,210
     Kirksville, Missouri                       151,225           939,361         (480,287)             610,299
     Burlington, Iowa                           145,000           978,476         (504,756)             618,720
     Sedalia, Missouri                          185,025         1,430,882         (615,665)           1,000,242
     Hays, Kansas                               337,281         1,301,118         (615,688)           1,022,711


                                              HUMPHREY HOSPITALITY TRUST, INC
                            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                                  AS OF DECEMBER 31, 2001

                                                             Initial Cost                 Costs Subsequent to Acquisition
                                                    ----------------------------------   ---------------------------------
                                                                       Buildings &                         Buildings &
     Hotel, Locations and Encumbrance                     Land         Improvements           Land        Improvements
--------------------------------------------------  ----------------------------------   ---------------------------------
Super 8 (continued):
     Moberly, Missouri                USE                    60,000         1,075,235                -             92,530
     Pittsburg, Kansas                MAR                   130,000           852,131                -             96,721
     Manhattan, Kansas                FNB                   261,646         1,254,175                -            259,656
     Clinton, Iowa                    MAR                   135,153           805,067          (46,089)           148,868
     Marshall, Missouri               USE                    90,784           554,497           27,633            280,301
     Mt. Pleasant, Iowa               MAR                    85,745           536,064           21,507            352,550
     Wichita, Kansas                  FNB                   435,087         1,806,979                -            458,115
     Kingdom City, Missouri           FNB                   176,970           877,287                -             99,810
     Lenexa, Kansas                   USE                   454,113         1,722,866                -            198,579
     Pella, Iowa                      MAR                    61,853           664,610                -             70,864
     Storm Lake, Iowa                 MAR                    90,033           819,202           33,394            358,872
     West Plains, Missouri            USE                   112,279           861,178                -             67,444
     Russellville, Arkansas           FST                   161,576           973,413                -            123,972
     Jefferson City, Missouri         USE                   264,707         1,206,886                -            180,487
     Garden City, Kansas              FNB                    40,258           917,334                -            295,011
     El Dorado, Kansas                FNB                    96,764           418,333              467            452,099
     Mountain Home, Arkansas          FST                    94,471           682,656                -             57,054
     Wayne, Nebraska                  FNB                    79,127           685,135                -             65,029
     Batesville, Arkansas             FST                    81,483           811,371                -             42,365
     Fayetteville, Arkansas           FST                   255,731         1,549,271                -             76,842
     Omaha, Nebraska                  UST                   593,518         1,758,275                -            101,780
     College Station, Texas           UST                   454,599         1,939,879                -            182,501
     Waco, Texas                      UST                   211,821         1,628,629                -            157,441
     Watertown, South Dakota          FNB                    51,237         1,296,312                -            346,011
     Norfolk, Nebraska                USR                   226,971         1,587,581                -            294,696
     Park City, Kansas                FNB                   275,962           891,933                -            379,618
     Muscatine, Iowa                  UST                   204,890         1,616,090                -             92,577
     Fort Madison, Iowa               USR                   104,855           871,075                -             54,465
     Macomb, Illinois                 USR                   103,881         1,179,572                -            160,672
     Irving, Texas                    UST                   582,978         2,192,636         (582,978)        (2,192,636)
     Jacksonville, Illinois           USR                   110,798           925,121           29,439            146,115
     Plano, Texas                     UST                   510,860         2,334,731                -            173,113
     McKinney, Texas                  MAR                   357,072         1,738,864            3,650            165,560
     Denton, Texas                    MAR                   458,916         1,841,064                -            119,206
     Parsons, Kansas                  FNB                   167,849         1,195,484                -             50,378




                                               Gross Amount at December 31, 2001
                                     ------------------------------------------------------
                                                           Buildings &      Accumulated             Net
     Hotel, Locations                       Land           Improvements     Depreciation         Book Value
-------------------------------------------------------------------------------------------  -------------------
Super 8 (continued):
     Moberly, Missouri                           60,000         1,167,765         (593,376)             634,389
     Pittsburg, Kansas                          130,000           948,852         (467,016)             611,836
     Manhattan, Kansas                          261,646         1,513,831         (684,496)           1,090,981
     Clinton, Iowa                               89,064           953,935         (452,630)             590,369
     Marshall, Missouri                         118,417           834,798         (343,363)             609,852
     Mt. Pleasant, Iowa                         107,252           888,614         (386,384)             609,482
     Wichita, Kansas                            435,087         2,265,094         (917,842)           1,782,339
     Kingdom City, Missouri                     176,970           977,097         (454,524)             699,543
     Lenexa, Kansas                             454,113         1,921,445         (835,165)           1,540,393
     Pella, Iowa                                 61,853           735,474         (317,010)             480,317
     Storm Lake, Iowa                           123,427         1,178,074         (416,308)             885,193
     West Plains, Missouri                      112,279           928,622         (386,154)             654,747
     Russellville, Arkansas                     161,576         1,097,385         (443,947)             815,014
     Jefferson City, Missouri                   264,707         1,387,373         (556,477)           1,095,603
     Garden City, Kansas                         40,258         1,212,345         (442,669)             809,934
     El Dorado, Kansas                           97,231           870,432         (337,874)             629,789
     Mountain Home, Arkansas                     94,471           739,710         (297,559)             536,622
     Wayne, Nebraska                             79,127           750,164         (285,046)             544,245
     Batesville, Arkansas                        81,483           853,736         (314,117)             621,102
     Fayetteville, Arkansas                     255,731         1,626,113         (576,867)           1,304,977
     Omaha, Nebraska                            593,518         1,860,055         (631,292)           1,822,281
     College Station, Texas                     454,599         2,122,380         (648,110)           1,928,869
     Waco, Texas                                211,821         1,786,070         (591,920)           1,405,971
     Watertown, South Dakota                     51,237         1,642,323         (431,271)           1,262,289
     Norfolk, Nebraska                          226,971         1,882,277         (478,646)           1,630,602
     Park City, Kansas                          275,962         1,271,551         (393,142)           1,154,371
     Muscatine, Iowa                            204,890         1,708,667         (421,059)           1,492,498
     Fort Madison, Iowa                         104,855           925,540         (265,075)             765,320
     Macomb, Illinois                           103,881         1,340,244         (293,009)           1,151,116
     Irving, Texas                                    -                 -                -                    -
     Jacksonville, Illinois                     140,237         1,071,236         (265,246)             946,227
     Plano, Texas                               510,860         2,507,844         (675,011)           2,343,693
     McKinney, Texas                            360,722         1,904,424         (513,290)           1,751,856
     Denton, Texas                              458,916         1,960,270         (515,373)           1,903,813
     Parsons, Kansas                            167,849         1,245,862         (272,146)           1,141,565


                                              HUMPHREY HOSPITALITY TRUST, INC
                            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                                  AS OF DECEMBER 31, 2001

                                                              Initial Cost                Costs Subsequent to Acquisition
                                                    ----------------------------------   ---------------------------------
                                                                       Buildings &                         Buildings &
     Hotel, Locations and Encumbrance                     Land         Improvements           Land        Improvements
--------------------------------------------------  ----------------------------------   ---------------------------------

Super 8 (continued):
     Grapevine, Texas                 MAR                   733,685         2,300,227                -            270,265
     Wichita Falls, Texas             UST                   623,781         2,203,971                -           (571,886)
     Bedford, Texas                   USR                   611,489         2,313,572                -           (205,028)
     Portage, Wisconsin               MAR                   203,032         1,839,321                -            104,877
     Antigo, Wisconsin                USR                   234,605         1,485,579                -             98,277
     Shawano, Wisconsin               MER                   244,935         1,672,123                -             73,407
     Tomah, Wisconsin                 USR                   211,975         2,079,714                -            192,524
     Menomonie, Wisconsin             MAR                   451,520         2,398,446                -             48,404
     Neosho, Missouri                 USE                   232,000         1,416,216                -             38,197
     Allentown, Pennsylvania          MER                    83,073         2,695,886                -            378,255
     Anamosa, Iowa                   SSB                     49,981         1,150,688                -             66,834
     Charles City, Iowa              CSB,SBA                 95,363         1,543,872                -             34,681
     Kewanee, Illinois               PBK                     87,934         1,667,540                -             30,309
     Dyersville, Iowa                CSB,SBA                170,887         1,278,471                -             53,981
     Oelwein, Iowa                   UPB,SBA                 49,450         1,243,614                -             33,778

River Valley Suites
     Bullhead City, Arizona           USR                   166,456           917,667                -            431,171

Holiday Inn Express
     Danville, Kentucky               MER                   155,717         2,971,403                -             47,779
     Gettysburg, Pennsylvania         SUS                    59,634         1,832,171                -             88,963

Hampton Inn
     Cleveland, Tennessee             FLT                   212,914         2,370,499                -             50,633
     Jackson, Tennessee               FLT                   261,506         3,430,541                -            394,403
     Shelby, North Carolina           FLT                   253,921         2,782,042                -            213,696
     Brandon, Florida                 REG                   322,203         3,150,779                -             35,394

Comfort Suites
     Dover, Delaware                  FLT                   337,113         5,179,187                -           (176,427)

Best Western
     Harlan, Kentucky                 MER                         -         2,949,276                -             89,486




                                              Gross Amount at December 31, 2001
                                    ------------------------------------------------------
                                                          Buildings &      Accumulated             Net
     Hotel, Locations                      Land           Improvements     Depreciation         Book Value
------------------------------------------------------------------------------------------  -------------------

Super 8 (continued):
     Grapevine, Texas                          733,685         2,570,492         (670,541)           2,633,636
     Wichita Falls, Texas                      623,781         1,632,085         (553,467)           1,702,399
     Bedford, Texas                            611,489         2,108,544         (561,505)           2,158,528
     Portage, Wisconsin                        203,032         1,944,198         (403,625)           1,743,605
     Antigo, Wisconsin                         234,605         1,583,856         (366,827)           1,451,634
     Shawano, Wisconsin                        244,935         1,745,530         (385,104)           1,605,361
     Tomah, Wisconsin                          211,975         2,272,238         (441,158)           2,043,055
     Menomonie, Wisconsin                      451,520         2,446,850         (392,881)           2,505,489
     Neosho, Missouri                          232,000         1,454,413         (201,901)           1,484,512
     Allentown, Pennsylvania                    83,073         3,074,141         (680,407)           2,476,807
     Anamosa, Iowa                              49,981         1,217,522          (59,771)           1,207,732
     Charles City, Iowa                         95,363         1,578,553          (94,021)           1,579,895
     Kewanee, Illinois                          87,934         1,697,849          (84,897)           1,700,886
     Dyersville, Iowa                          170,887         1,332,452          (67,569)           1,435,770
     Oelwein, Iowa                              49,450         1,277,392          (75,088)           1,251,754

River Valley Suites
     Bullhead City, Arizona                    166,456         1,348,838         (745,526)             769,768

Holiday Inn Express
     Danville, Kentucky                        155,717         3,019,182         (519,274)           2,655,625
     Gettysburg, Pennsylvania                   59,634         1,921,134         (393,939)           1,586,829

Hampton Inn
     Cleveland, Tennessee                      212,914         2,421,132         (354,825)           2,279,221
     Jackson, Tennessee                        261,506         3,824,944         (650,850)           3,435,600
     Shelby, North Carolina                    253,921         2,995,738         (519,067)           2,730,592
     Brandon, Florida                          322,203         3,186,173         (513,784)           2,994,592

Comfort Suites
     Dover, Delaware                           337,113         5,002,760         (731,199)           4,608,674

Best Western
     Harlan, Kentucky                                -         3,038,762         (452,535)           2,586,227



                                              HUMPHREY HOSPITALITY TRUST, INC
                            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                                  AS OF DECEMBER 31, 2001

                                                              Initial Cost                Costs Subsequent to Acquisition
                                                    ----------------------------------   ---------------------------------
                                                                       Buildings &                         Buildings &
     Hotel, Locations and Encumbrance                     Land         Improvements           Land        Improvements
--------------------------------------------------  ----------------------------------   ---------------------------------
Best Western Suites
     Key Largo, Florida               FLT                   339,425         3,238,530                -            434,046

Ramada
     Ellenton, Florida                FLT                   546,945         2,293,464                -            553,821

Shoney's Inn
     Ellenton, Florida                FLT                   290,373         2,102,371                -             22,328

Days Inn
     Farmville, Virginia              MER                   384,591         1,967,727                -            108,546
                                                    ----------------------------------   ---------------------------------

     Subtotal Hotel Properties                           23,563,014       163,848,364         (233,359)        17,236,484
     Construction in Progress                                     -                 -                -          1,283,186
     Office building                                         68,765         1,516,627                -            303,316
                                                    ----------------------------------   ---------------------------------
     Total                                              $23,631,779     $ 165,364,991       $ (233,359)      $ 18,822,986
                                                    ==================================   =================================




                                                 Gross Amount at December 31, 2001
                                    ------------------------------------------------------
                                                          Buildings &      Accumulated             Net
     Hotel, Locations and Encumbranc       Land           Improvements     Depreciation         Book Value
------------------------------------------------------------------------------------------  -------------------
Best Western Suites
     Key Largo, Florida                        339,425         3,672,576         (571,057)           3,440,944

Ramada
     Ellenton, Florida                         546,945         2,847,285         (282,620)           3,111,610

Shoney's Inn
     Ellenton, Florida                         290,373         2,124,699         (274,289)           2,140,783

Days Inn
     Farmville, Virginia                       384,591         2,076,273         (369,810)           2,091,054
                                    ------------------------------------------------------  -------------------

     Subtotal Hotel Properties              23,329,655       181,084,848      (44,759,656)         159,654,847
     Construction in Progress                        -         1,283,186                -            1,283,186
     Office building                            68,765         1,819,943       (1,008,321)             880,387
                                    ------------------------------------------------------  -------------------
     Total                                $ 23,398,420     $ 184,187,977    $ (45,767,977)       $ 161,818,420
                                    ======================================================  ===================

Encumbrance codes refer to the following lenders:
USR = US Bank Revolver                                        UST = US Bank Term Loan
USE = US Bank Term Loan                                       FNB = First National Bank of Omaha
MAR = Marquette Bremer Capital Bank N.A.                      FST = Firstar Bank
BER = Bertha Wetzler Note                                     FLT = Fleet National Bank
MER = Mercantile Bank (MD) Line                               CRE = Crestar Bond
REG = Regions Bank (FL)                                       SUS = Susquehanna Bank
UPB = Union Planters Bank                                     CSB = First Citizens National Bank
PBK = Peoples Bank of Kewanee                                 SBA = Small Business Administration
SSB = Security State Bank

                        HUMPHREY HOSPITALITY TRUST, INC.
  NOTES TO SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                             AS OF DECEMBER 31, 2001


     ASSET BASIS                                                Total
     ----------------------------------------------------------------

(a)  Balance at December 31, 1999                       $ 196,189,326

     Acquisition of buildings and improvements              7,337,799
     Additions to buildings and improvements                5,879,324
     Disposition of buildings and improvements             (2,836,949)
                                                        -------------

     Balance at December 31, 2000                         206,569,500

     Additions to buildings and improvements                5,172,895
     Disposition of buildings and improvements             (2,963,998)
     Impairment loss                                       (1,192,000)
                                                        -------------
     Balance at December 31, 2001                       $ 207,586,397
                                                        =============



     ACCUMULATED  DEPRECIATION                                  Total
     ----------------------------------------------------------------

(b)  Balance at December 31, 1999                       $  30,189,776

     Depreciation for the period ended December 31, 2000    8,381,968
     Depreciation on assets sold                             (312,465)
                                                        -------------
     Balance at December 31, 2000                          38,259,279

     Depreciation for the period ended December 31, 2001    8,204,316
     Depreciation on assets sold or disposed                 (695,618)
                                                        -------------
      Balance at December 31, 2001                      $  45,767,977
                                                        =============


(c) The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $210,900,000.

(d)    Depreciation is computed based upon the following useful lives:
                       Buildings and improvements     20 - 40 years
                       Furniture and equipment         5 - 12 years

(e)    The Company has mortgages payable on most of the properties as described.
       Additional   mortgage   information  can  be  found  in  note  3  to  the
       consolidated financial statements.

(f) At December 31, 2001, asset basis and accumulated depreciation include approximately $24,623,000 and $5,627,000, respectively, relating to hotel properties classified as held for sale.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Previously reported on the Company's Current Report on Form 8-K dated May 2, 2001.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

       Information concerning the directors and executive officers of the Company is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders (the 2002 Proxy Statement) under the caption "Election of Directors."

Item 11.  Executive Compensation

         Information   regarding  executive   compensation  is  incorporated  by
reference to the 2002 Proxy Statement under the caption "Executive Officer Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, of each director and executive officer of Humphrey Hospitality Trust, Inc., and all directors and executive officers as a group, is incorporated by reference to the 2002 Proxy Statement under the caption "Ownership of the Company's Common Stock."

Item 13.  Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions is incorporated by reference to the 2002 Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

 (a)   Financial Statements
       Humphrey Hospitality Management, Inc.
       Independent Auditors' Reports                                                                             59
       Consolidated Balance Sheets as of December 31, 2001 and 2000                                              61
       Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999                62
       Consolidated Statements of Shareholder's Equity (Deficit) for the Years Ended December 31, 2001,
       2000 and 1999                                                                                             63
       Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999                64
       Notes to Consolidated Financial Statements                                                                65

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

10.1 Third Amended and Restated Agreement of Limited Partnership of Humphrey Hospitality Limited Partnership (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 2000).

10.2 Option Agreement, dated as of November 29, 1994, among the Company, Humphrey Hospitality Limited Partnership, James I. Humphrey, Jr. and Humphrey Associates (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 33-83658)).

10.3 Non-Competition Agreement, dated as of November 29, 1994, among the Company, Humphrey Hospitality Limited Partnership, James I. Humphrey, Jr. and Humphrey Associates (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 33-83658)).

10.4 Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership, Humphrey Hospitality REIT Trust and Steve H. Borgmann (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15,
2000).

10.5 Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership and Humphrey Hospitality REIT Trust and Paul J. Schulte (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.6 Indemnification Agreement dated as of December 31, 2001 made by Humphrey Hospitality Trust, Inc. for the benefit of James I. Humphrey, Jr.

10.7 Indemnification Agreement dated as of December 31, 2001 made by Humphrey Hospitality Trust, Inc. for the benefit of Steven H. Borgmann.

10.8 Indemnification Agreement dated as of December 31, 2001 made by Humphrey Hospitality Trust, Inc. for the benefit of Paul J. Schulte.

10.9 Development Services Agreement, dated as of April 4, 1996, between Humphrey Hospitality Limited Partnership and Humphrey Development (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-15897)).

10.10 First Amendment to Development Services Agreement dated November 6, 1996 between the Partnership and Humphrey Development (incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-15897)).

10.11 Revolving Credit and Guaranty Agreement dated August 18,1998 among the Company, Humphrey Hospitality Limited Partnership, Humphrey Hospitality REIT Trust and Solomons Beacon Inn Limited Partnership and BankBoston, N.A. and other banks that may become parties to the agreement (incorporated by reference to the Company's Annual Report on Form 10-K405 filed on March 31, 1999).

10.12 First Amendment to BankBoston Revolving Credit and Guaranty Agreement dated November 30, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K405 filed on March 31, 1999).

10.13 Loan Agreement between Mercantile Bank National Association and Supertel Hospitality, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.14 Loan Agreement between Supertel Hospitality, Inc. and U.S. Bank National Association (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.15 Loan Agreement between E&P Financing Limited Partnership and U.S. Bank National Association (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.16 Loan Agreement between Supertel Hospitality, Inc. and U.S. Bank National Association (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.17 Loan Agreement between Marquette Capital Bank, N.A. and Bremer Bank, National Association and Supertel Hospitality, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2000).

10.18 Loan Agreement between First National Bank of Omaha, N.A. and Supertel Hospitality, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 2000).

10.19 Lease Termination Agreement dated as of December 31, 2001, among Humphrey Hospitality Management, Inc., Supertel Hospitality Management, Inc., Humphrey Hospitality Trust, Inc., Humphrey Hospitality Limited Partnership, E&P Financing Limited Partnership, Solomons Beacon Inn Limited Partnership and TRS Leasing, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2002).

10.20 Management Agreement dated as of January 1, 2002 between TRS Leasing, Inc. and Humphrey Hospitality Management, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2002).

10.21 New Administrative Services Agreement dated as of January 1, 2002 among Humphrey Hospitality Limited Partnership, E&P Financing Limited Partnership, Humphrey Hospitality Trust, Inc., and Humphrey Hospitality Management, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on January 15, 2002).

10.22 Form of Master Lease Agreement made as of January 1, 2002 by and between Humphrey Hospitality Limited Partnership, E&P Financing Limited Partnership and Solomons Beacon Inn Limited Partnership and TRS Leasing, Inc.

10.23  Letter  agreement  dated  December  31, 2001 among  Humphrey  Hospitality
Limited Partnership, Humphrey Hospitality Management, Inc., E&P Financing Limited Partnership and Solomons Beacon Inn Limited Partnership.

10.24 Letter agreement dated March 22, 2002 among Humphrey Hospitality Limited Partnership, Humphrey Hospitality Management, Inc., E&P Financing Limited Partnership and Solomons Beacon Inn Limited Partnership.

21 Subsidiaries.

23.1 Consent of Reznick Fedder & Silverman.

23.2 Consent of KPMG LLP.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed by the undersigned, thereunto duly authorized.

                             HUMPHREY HOSPITALITY TRUST, INC.


                          By:     /s/    George R. Whittemore
                               -----------------------------------
April 1, 2002                  George R. Whittemore
                               President, Chief Executive Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2002.

By:        /s/    George R. Whittemore
      ------------------------------------
      George R. Whittemore
      President, Chief Executive Officer and Treasurer

By:        /s/     Paul J. Schulte
      ------------------------------------
      Paul J. Schulte
      Chairman of the Board

By:        /s/    James I. Humphrey, Jr.
      ------------------------------------
      James I. Humphrey, Jr.
      Secretary

By:        /s/    Steve H. Borgmann
      ------------------------------------
      Steve H. Borgmann
      Director

By:        /s/    Loren Steele
      ------------------------------------
      Loren Steele
      Director

By:        /s/    Joseph Caggiano
      ------------------------------------
      Joseph Caggiano
      Director

By:        /s/    Jeffrey M. Zwerdling
      ------------------------------------
      Jeffrey M. Zwerdling
      Director

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholder
Humphrey Hospitality Management, Inc.:

We have audited the accompanying consolidated balance sheet of Humphrey Hospitality Management, Inc. and subsidiary as of December 31, 2001 and the related statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Humphrey Hospitality Management, Inc. and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                             KPMG LLP

Baltimore, Maryland
March 22, 2002

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholder
Humphrey Hospitality Management, Inc.:

We have audited the accompanying consolidated balance sheet of Humphrey Hospitality Management, Inc. and subsidiary as of December 31, 2000, and the related statements of operations, shareholders' equity (deficit) and cash flows for the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Humphrey Hospitality Management, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                          Reznick Fedder & Silverman


Baltimore, Maryland
February 17, 2001

                                   Humphrey Hospitality Management, Inc. and Subsidiary
                                               CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except share and per share data)




                                                                                   As of December 31,
                                                                                     2001                     2000
                                                                                ----------------         ---------------

ASSETS
Cash and cash equivalents                                                                 $ 134                 $ 1,533
Due from affiliates                                                                       2,328                      77
Accounts receivable (net of allowance for doubtful accounts
of $199 and $187, respectively)                                                             757                   1,566
Prepaid expenses and other assets                                                           196                     213
Investment in affiliated partnership, at cost                                               175                     144
Property and equipment (net of accumulated depreciation
of $139 and $112, respectively)                                                             425                     505
                                                                                ----------------         ---------------

                                                                                        $ 4,015                 $ 4,038
                                                                                ================         ===============

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
Accounts payable and accrued expenses                                                   $ 6,144                 $ 3,616
Due to affiliates                                                                             -                   3,411
Notes payable                                                                               202                     260
                                                                                ----------------         ---------------

                                                                                          6,346                   7,287
                                                                                ----------------         ---------------


SHAREHOLDERS' DEFICIT
Common stock, $.01 par value, 1,000 shares authorized; 100
and 134 shares issued and outstanding, respectively                                           -                       -
Additional paid-in capital                                                                    -                      50
Retained deficit                                                                         (2,331)                 (3,259)
                                                                                ----------------         ---------------
                                                                                         (2,331)                 (3,209)
Less:  Note receivable - shareholder                                                          -                      40
                                                                                ----------------         ---------------

                                                                                         (2,331)                 (3,249)
                                                                                ----------------         ---------------

COMMITMENTS AND CONTINGENCIES

                                                                                        $ 4,015                 $ 4,038
                                                                                ================         ===============

See accompanying notes to consolidated financial statements.

                                   Humphrey Hospitality Management, Inc. and Subsidiary
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (In thousands)

                                                                                      Years ended December 31,
                                                                                 2001            2000            1999
                                                                             -------------    ------------    ------------

REVENUES
Room rentals and other hotel services                                            $ 70,256        $ 77,499        $ 35,152
Hotel management services                                                             307               -               -
Lease cancellation                                                                    400               -               -
Other                                                                               1,423           1,931             423
                                                                             -------------    ------------    ------------

                                                                                   72,386          79,430          35,575
                                                                             -------------    ------------    ------------

EXPENSES
Hotel operations                                                                   43,525          43,513          18,884
Lease rentals                                                                      22,883          32,844          15,833
General and administrative                                                          4,936           5,443           1,907
Depreciation                                                                          108              28               8
                                                                             -------------    ------------    ------------

                                                                                   71,452          81,828          36,632
                                                                             -------------    ------------    ------------

Earnings (loss) before loss on disposal of assets                                     934          (2,398)         (1,057)

  Loss on disposal of assets                                                           (6)              -               -
                                                                             -------------    ------------    ------------

Net earnings (loss)                                                                 $ 928        $ (2,398)       $ (1,057)
                                                                             =============    ============    ============


See accompanying notes to consolidated financial statements.

                                   Humphrey Hospitality Management, Inc. and Subsidiary
                                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                                       Years ended December 31, 2001, 2000 and 1999
                                            (In thousands, except share data)

                                                                 Additional        Note          Retained
                                             Common Stock         Paid-in      Receivable -      Earnings
                                         ----------------------
                                          Shares      Amount      Capital      Shareholder      (Deficit)          Total
                                         ---------  ----------- ------------- --------------- ---------------  ---------------

Balance at December 31, 1998                  100          $ -           $ -             $ -   $         196        $   196

Issuance of common stock                       34            -            50             (40)              -             10

Net loss                                        -            -             -               -          (1,057)        (1,057)
                                         ---------  ----------- ------------- --------------- ---------------  ---------------

Balance at December 31, 1999                  134            -            50             (40)           (861)          (851)

Net loss                                        -            -             -               -          (2,398)        (2,398)
                                         ---------  ----------- ------------- --------------- ---------------  ---------------

Balance at December 31, 2000                  134            -            50             (40)         (3,259)        (3,249)

Repurchase of common stock                    (34)           -           (50)             40               -            (10)

Net earnings                                    -            -             -               -             928            928

                                         ---------  ----------- ------------- --------------- ---------------  ---------------
Balance at December 31, 2001                  100          $ -           $ -             $ -   $      (2,331)       $ (2,331)
                                         =========  =========== ============= =============== ===============  ===============

See accompanying notes to consolidated financial statements.

                                   Humphrey Hospitality Management, Inc. and Subsidiary
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)

                                                                                             Years ended December 31,
                                                                                      2001            2000             1999
                                                                                  -------------    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                                  $ 928        $ (2,398)        $ (1,057)
    Adjustments to reconcile net earnings (loss) to net
      cash provided (used) by operating activities:
        Depreciation                                                                       108              28                8
        Loss on disposal of assets                                                           6               -                -
        Fees pursuant to Financial and
           Administrative Services Agreement                                               (31)           (144)               -
        Changes in operating assets and liabilities:
           (Increase) decrease in assets                                                (1,425)             38           (1,392)
           Increase (decrease) in liabilities                                             (883)           (807)           4,265
                                                                                  -------------    ------------    -------------
            Net cash provided (used) by operating activities                            (1,297)         (3,283)           1,824
                                                                                  -------------    ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                                    (39)           (501)             (39)
    Proceeds from sale of property and equipment                                             5               -                -
                                                                                  -------------    ------------    -------------
            Net cash used by investing activities                                          (34)           (501)             (39)
                                                                                  -------------    ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable                                                               -             260                -
    Principal payments on note payable                                                     (58)              -                -
    Issuance (repurchase) of common stock                                                  (10)              -               10
                                                                                  -------------    ------------    -------------
            Net cash provided (used) by financing activities                               (68)            260               10
                                                                                  -------------    ------------    -------------

Increase (decrease) in cash and cash equivalents                                        (1,399)         (3,524)           1,795

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             1,533           5,057            3,262
                                                                                  -------------    ------------    -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                   $ 134         $ 1,533          $ 5,057
                                                                                  =============    ============    =============


See accompanying notes to consolidated financial statements.

              Humphrey Hospitality Management, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999



Note 1.  Organization and Summary of Significant Accounting Policies

         Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc.,("SHMI") (collectively, "HHM") were incorporated under the laws of the State of Maryland on August 18, 1994 and October 26, 1999, respectively, to lease and operate hotel properties (the "Hotels") from Humphrey Hospitality Trust, Inc. and its subsidiaries (collectively, the "Company"). On June 1, 1999, HHM sold shares of stock to certain of its officers, constituting a 25% interest in HHM, in exchange for $10,000 in cash and a $40,000 note receivable. In 2001, HHM repurchased that interest in exchange for $10,000 in cash and canceling the note receivable. James I. Humphrey, Jr., Secretary and a director of the Company, is the sole shareholder of HHM at December 31, 2001. Paul Schulte, the Company's Chairman of the Board, serves as an interim President of SHMI for an annual compensation package of one dollar ($1.00). No other member of the Company's board has a financial interest in HHM

         As indicated in the consolidated financial statements, HHM had an accumulated deficit of $2,331,000 at December 31, 2001, incurred operating losses in 2000 and 1999 and again in 2001, excluding the effects of the amendment to and cancellation of the leases with the Company during the fourth quarter of 2001 (see note 2). As more fully described in note 6, HHM and the Company entered into a management agreement effective January 1, 2002, pursuant to which HHM will operate all of the Hotels through September 30, 2005, subject to various terms and conditions. Based on the financial plan for the Hotels for 2002 and the terms of the management agreement, management believes that HHM will have available sufficient resources to meet its obligations.

Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of HHM and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

Accounts Receivable
-------------------

         Provision is made for doubtful accounts receivable based on analysis of the risk of loss on specific accounts. Any write-offs or recoveries of accounts receivable are charged or credited directly to the allowance for doubtful accounts.

Property and Equipment
----------------------

         Property and equipment is recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets.

              Humphrey Hospitality Management, Inc. and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 2001, 2000 and 1999

Note 1.  Organization and Summary of Significant Accounting Policies (Continued)

Marketing Costs
---------------

         HHM incurs costs for various marketing and advertising efforts. All costs related to marketing and advertising are expensed in the period incurred. Marketing and advertising costs totaled approximately $1,282,000, $1,234,000 and $1,173,000 for 2001, 2000 and 1999, respectively.

Income Taxes
------------

         HHM has elected to be treated as an S-Corporation for Federal and state income tax purposes. Therefore, no provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the shareholders individually.

Cash and Cash Equivalents
-------------------------

         Cash and cash equivalents consist of cash and a repurchase agreement with a bank, with an original maturity of three months or less when acquired, and are carried at cost which approximates fair value.

Concentration of Credit Risk
----------------------------

         HHM places cash deposits with major banks. HHM has not experienced any losses with respect to bank balances in excess of government-provided insurance. As of December 31, 2001, management believes that no significant concentration of credit risk exists with respect to cash balances.

Note 2.  Related Party Transactions

Leases of Hotels and Related Matters
------------------------------------

       Until January 1, 2002, HHM leased and operated the Hotels. Prior to 2001, the leases provided for base rents and percentage rents equal to varying percentages of quarterly and semiannual room revenue and annual room revenue in excess of a threshold amount and 8% of monthly other revenues. Operating expenses other than real estate taxes and property-related insurance were the responsibility of HHM. The leases were amended effective January 1, 2001, to simplify the percentage rent provisions and change the expense responsibilities. Under the amended leases, percentage rents were adjusted to 17.9% of monthly room revenues and HHM assumed responsibility for real estate taxes and property-related insurance costs in exchange for a reduction in rent approximating such costs.

       In March 2001, HHM advised the Company that it had incurred, and expected to continue to incur, losses from the leasing and operation of the Hotels. HHM cited several adverse factors giving rise to the losses and requested relief from the Company in the form of substantial reductions in the rent under the leases. After evaluating its business strategy and operating structure the Company identified eleven hotel properties (the "sale hotels") that it decided to sell. The leases with HHM relating to the sale hotels were terminated effective June 1, 2001. After extensive negotiations, HHM and the Company also:

       o Agreed to amend the provisions of the remaining leases effective October 1, 2001, to eliminate base rent and adjust percentage rents to 15.9% of fourth quarter 2001 revenues;

       o      Agreed to terminate the remaining leases on December 31, 2001; and

       o Entered into a management agreement for management of all of the Hotels through September 30, 2005 (see note 6).

         Effective June 1, 2001, the Company engaged HHM to manage the sale hotels at a monthly management fee equal to 5% of gross hotel revenues. HHM earned management fees of $266,000 pursuant to this agreement in 2001.

         In connection with the termination of the leases on December 31, 2001, the Company paid HHM a nonrefundable termination fee of $400,000. The consideration for canceling the leases was recognized as lease cancellation revenue in the fourth quarter of 2001.

         HHM incurred  rent  expense  under the leases of  $22,883,000  in 2001,
$32,844,000  in  2000  and   $15,833,000  in  1999,   including  base  rents  of
$10,917,000, $15,213,000 and $7,268,000, respectively, and percentage rents of $11,966,000, $17,631,000 and $8,565,000, respectively. At December 31, 2001, amounts due from affiliates included $2,280,000 due from the Company. At December 31, 2000, amounts due to the Company were $3,411,000.

Financial and Administrative Services Agreement

         Pursuant to the terms of a Financial and Administrative Services Agreement, HHM provided the Company with the following services:

       o Accounting and financial reporting, real estate portfolio management and other administrative services. HHM earned related fees of approximately $1,017,000, $1,050,000 and $136,000 in 2001,
              2000 and 1999, respectively.

       o Capital improvement supervisory services for a fee equal to 9% of the total cost of the capital improvements, including furniture, fixture, and equipment purchases. HHM earned related fees of approximately $362,000, $587,000 and $215,000 in 2001, 2000 and
              1999, respectively.

       o Services related to acquiring, disposing and financing Company property (executed in May 2000). The fee, payable in common operating partnership ("OP") units of Humphrey Hospitality Limited Partnership, is equal to 1% of the gross sales price for acquisitions or dispositions, and .25% of the financing amount. In 2001 and 2000, HHM earned related fees of $31,000 (approximately 9,200 OP units) in conjunction with refinancing activities and $144,000 (approximately 18,500 OP units) in conjunction with refinancing and acquisition activities, respectively.

Shared Expenses
---------------

         Humphrey Associates, Inc. and HAI Management, Inc., affiliates of HHM, share certain operating expenses with HHM. Expenditures are allocated based on each entity's pro rata share of the expense. As of December 31, 2001 and 2000, approximately $45,000 and $77,000, respectively, is due from these affiliates.

Note 3.  Commitments

         HHM  operates  the  Hotels  under  the  terms  of  existing   franchise
agreements. The franchise licenses generally specify certain management, operational, accounting, reporting and marketing standards and procedures with which HHM must comply and provide for annual franchise fees based upon percentages of gross room revenue. For the years ended December 31, 2001, 2000 and 1999, franchise fees totaling approximately $4,188,000, $4,557,000, and $1,902,000, respectively, were charged to hotel operations.

Note 4.   Profit Sharing Plans

         HHM has a 401(k) retirement savings and profit sharing plan under which eligible employees may contribute up to the lesser of 20% of their salaries or $10,500. HHMI's contributions to the plan equal 50% of the participants' contributions not to exceed 5% of the participant's compensation. Effective October 26, 1999, SHMI hired substantially all of the former employees of Supertel and assumed Supertel's existing 401(k) profit sharing plan. SHMI's contributions to the plan equal 50% of the participants' contributions not to exceed 5% of the participant's compensation. The participants in the SHMI plan enrolled in the HHM plan in 2001 and the SHMI plan was terminated. Contributions to the plans were approximately $140,000, $126,000, and $41,000 in 2001, 2000 and 1999, respectively.

Note 5.  Note Payable

       HHM is a joint and several obligee with HAI Management, Inc., an affiliated entity, under a loan agreement with a commercial bank with an outstanding aggregate balance of approximately $404,000 as of December 31, 2001. The loan is due in 2004, bears interest at a fixed rate of 10% and is payable in equal monthly installments of approximately $14,000. As of December 31, 2001, HHM's allocation of the principal balance was approximately $202,000 and the allocation of the monthly installments of principal and interest was approximately $7,000.

Note 6.  Subsequent Events

         Effective January 1, 2002, HHM and a subsidiary of the Company entered into a new management agreement pursuant to which HHM will operate all of the Hotels. The principal provisions of the new agreement are summarized as follows:

       o With respect to the sale hotels, HHM is entitled to the following fees: (a) prior to March 31, 2002, a base management fee equal to 5% of gross hotel income, as defined, plus a potential incentive fee and (b) effective April 1, 2002 through the end of the term,
              (i) a base management fee equal to 5% of gross hotel income,  plus
              (ii) an accounting  fee equal to 1/2% of gross hotel income,  plus
              (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee.

       o With respect to the remaining hotels, HHM is entitled to the following fees: (i) a base management fee equal to 5% of gross hotel income (6% until March 31, 2002), plus (ii) an accounting fee equal to 1/2% of gross hotel income, plus (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee. In addition to these fees, effective January 1, 2002, the Company will reimburse HHM up to an aggregate of $300,000 per fiscal year for HHM's reasonable documented out-of-pocket and compensation expenses for HHM's employees who oversee sales and marketing activity on behalf of the Company's hotels and $150,000 per fiscal year for payroll processing services.

       o The agreement expires on September 30, 2005, subject to earlier termination as to one or more hotels upon (i) sale of a hotel,
              (ii) failure of HHM to achieve at least 85% of the budgeted hotel net operating income for a hotel (subject to HHM's right to avoid termination by paying an amount sufficient to reach 85% of budgeted hotel net operating income), (iii) termination of a franchise agreement as a result of HHM's failure to satisfy its obligations under the agreement, and (iv) failure of HHM to achieve 85% of the budgeted hotel net operating income in two consecutive years regardless of whether HHM has supplemented net operating income.

       o Upon the Company's sale of a hotel prior to September 30, 2003, the Company will pay to HHM a termination fee equal to 33-1/3% of the base management fee and incentive fee, if any, for the most recent 12-month period ended prior to the date of termination. No termination fee is payable upon termination of the agreement upon sale of a hotel after September 30, 2003 or upon the sale of a sale hotel at any time.

       o In addition to the fees described above, HHM is entitled to an incentive fee equal to 20% of the amount by which "annual aggregate hotel level net operating income," for all the hotels for each twelve month period ending September 30, beginning with the twelve month period ending September 30, 2002, exceeds a base amount of $33,024,395 (which base amount is subject to adjustment for future purchases and sales of hotels).

         Also effective January 1, 2002, the Company and HHM entered into a new administrative agreement which replaced the Financial and Administrative Services agreement discussed in note 2. Under the new agreement, the annual fee for accounting, financial reporting and other administrative services is reduced to $850,000 and HHM will no longer provide the Company with services related to acquiring, disposing and financing properties.

         On January 1, 2002, a subsidiary of the Company purchased accounts receivable aggregating approximately $781,000 from HHM in exchange for a note of the same amount due April 1, 2002. HHM agreed to re-purchase any uncollected accounts receivable on April 1, 2002.