Form 10-Q
period 2002-03-31
HUMPHREY HOSPITALITY TRUST INC
filed 2002-05-15
CIK 929545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                   Yes [X]                             No [ ]

As of May 10, 2002, there were 11,318,116 shares of common stock, par value $.01 per share, outstanding.


                        HUMPHREY HOSPITALITY TRUST, INC.

                                      INDEX

                                                                                            Number
                                                                                            ------

Part I.  FINANCIAL INFORMATION
Item 1.  HUMPHREY HOSPITALITY TRUST, INC. - FINANCIAL STATEMENTS
         -------------------------------------------------------

         Consolidated Balance Sheets as of March 31, 2002
           and December 31, 2001                                                              3

         Consolidated Statements of Operations for the Three
           Months Ended March 31, 2002 and 2001                                               4

         Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2002 and 2001                                               5

         Notes to Consolidated Financial Statements                                           6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                              10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                           13

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                    14

Item 2.  Changes in Securities and Use Proceeds                                               14

Item 3.  Defaults Upon Senior Securities                                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                                  14

Item 5.  Other Information
           Summary Financial Data                                                             15

Item 6.  Exhibits and Reports on Form 8-K                                                     16


Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                           HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share data)


                                                                                As of
                                                                      March 31,         December 31,
                                                                        2002                2001
                                                                 -----------------   -----------------
                                                                     (Unaudited)

ASSETS
------
    Investments in hotel properties                                     $ 183,220           $ 182,963
    Less accumulated depreciation                                          42,059              40,141
                                                                 -----------------   -----------------
                                                                          141,161             142,822

    Hotel properties held for sale                                         17,304              18,996
    Cash and cash equivalents                                               2,614               5,021
    Accounts receivable                                                     1,134                 124
    Prepaid expenses and other assets                                       1,255                  81
    Deferred financing costs, net                                             770                 905
                                                                 -----------------   -----------------

                                                                        $ 164,238           $ 167,949
                                                                 =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES
    Accounts payable, accrued expenses and other liabilities              $ 4,156             $ 3,900
    Long-term debt                                                        113,969             115,872
                                                                 -----------------   -----------------
                                                                          118,125             119,772
                                                                 -----------------   -----------------

    Minority interest in consolidated partnerships                          5,649               5,811
                                                                 -----------------   -----------------


SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value, 10,000,000 shares
      authorized; no shares issued and outstanding                              -                   -
    Common stock, $.01 par value, 25,000,000 shares
      authorized; 11,318,116 outstanding                                      113                 113
    Additional paid-in capital                                             49,776              49,776
    Distributions in excess of retained earnings                           (9,425)             (7,523)
                                                                 -----------------   -----------------
                                                                           40,464              42,366
                                                                 -----------------   -----------------

COMMITMENTS AND CONTINGENCIES

                                                                        $ 164,238           $ 167,949
                                                                 =================   =================

See accompanying noted to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:
Item 1.  FINANCIAL STATEMENTS, CONTINUED:


                        HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited - in thousands, except share data)

                                                            Three Months Ended March 31,
                                                            2002                   2001
                                                      ------------------    -------------------
REVENUES
--------
    Room rentals and other hotel services                      $ 15,186                $     -
    Base and percentage rents                                         -                  6,777
    Other                                                            43                     45
                                                      ------------------    -------------------
                                                                 15,229                  6,822
                                                      ------------------    -------------------

EXPENSES
--------
    Hotel and property operations                                11,798                     36
    Interest                                                      2,255                  2,700
    Depreciation                                                  1,918                  2,217
    General and administrative                                      624                    444
                                                      ------------------    -------------------
                                                                 16,595                  5,397
                                                      ------------------    -------------------

EARNINGS (LOSS) BEFORE LOSS ON DISPOSITION
    OF ASSETS, PROVISION FOR IMPAIRMENT
      LOSS AND MINORITY INTEREST                                 (1,366)                 1,425

Loss on disposition of assets                                        (7)                     -
Provision for impairment loss                                      (588)                     -
Minority interest                                                    59                   (144)
                                                      ------------------    -------------------

NET EARNINGS (LOSS)                                            $ (1,902)               $ 1,281
                                                      ==================    ===================


NET EARNINGS (LOSS) PER SHARE - basic and diluted               $ (0.17)               $  0.11
                                                      ==================    ===================

See accompanying noted to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:
Item 1.  FINANCIAL STATEMENTS, CONTINUED:


                              HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)

                                                                           Three Months Ended March 31,
                                                                           2002                   2001
                                                                     -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                      $ (1,902)               $ 1,281
    Adjustments to reconcile net earnings to net cash
         provided (used) by operating activities:
           Depreciation                                                         1,918                  2,217
           Amortization of deferred financing costs                               135                    156
           Loss on disposition of assets                                            7                      -
           Provision for impairment loss                                          588                      -
           Minority interest                                                      (59)                   144
           Changes in operating assets and liabilities:
              (Increase) decrease in assets                                    (1,403)                   938
              Decrease in liabilities                                            (525)                (1,800)
                                                                     -----------------      -----------------
                Net cash provided (used) by operating activities               (1,241)                 2,936
                                                                     -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to hotel properties                                              (304)                  (964)
      Proceeds from sale of hotel property                                      1,144                      -
      Distribution to minority interest                                          (103)                  (309)
                                                                     -----------------      -----------------
                Net cash provided (used) by investing activities                  737                 (1,273)
                                                                     -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Deferred financing costs                                                      -                    (11)
      Principal payments on long-term debt                                     (1,903)                  (588)
      Proceeds from long-term debt                                                  -                  1,450
      Dividends paid                                                                -                 (2,581)
                                                                     -----------------      -----------------
                Net cash used by financing activities                          (1,903)                (1,730)
                                                                     -----------------      -----------------

Decrease in cash and cash equivalents                                          (2,407)                   (67)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  5,021                    228
                                                                     -----------------      -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 2,614                  $ 161
                                                                     =================      =================

SCHEDULE OF NONCASH INVESTING AND
      FINANCING ACTIVITIES

      Conversion of operating partnership units                                   $ -                  $ 195
                                                                     =================      =================

See accompanying noted to consolidated financial statements.

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

       HHTI, through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the "Company"), owns a controlling interest in Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership (collectively, the "Partnerships"). As of March 31, 2002, the Company owned an approximately 88% general partnership interest in Humphrey Hospitality Limited Partnership and a 100% interest in E&P Financing Limited Partnership. Humphrey Hospitality Limited Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership").

         As of March 31, 2002, the Company, through the Partnerships and the Subsidiary Partnership, owned 90 limited service hotels (the "Hotels") and one office building. The Hotels are leased to the Company's taxable REIT subsidiary (the "TRS Lessee") and are managed by Humphrey Hospitality Management, Inc. ("HHM").

Consolidated Financial Statements

         The Company has prepared the consolidated balance sheet as of March 31, 2002, the consolidated statements of operations for the three months ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2001 has been derived from the audited consolidated financial statements as of that date.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

Recent Developments

         Prior to the REIT Modernization Act (RMA), which became effective January 1, 2001, in order for the Company to qualify as a REIT, neither the Company, the Partnerships nor the Subsidiary Partnership could operate the Company's hotels. Therefore, each of the Hotels was leased to HHM under percentage leases. With the introduction of the RMA, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries of the Company ("TRS"). Accordingly, the Company has formed the TRS Lessee in accordance with the RMA. Under the RMA, the TRS Lessee is required to enter into management agreements with an "eligible independent contractor" who will manage the Hotels leased by the TRS Lessee. The following has occurred in connection with the formation of the TRS Lessee:

                HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     o Effective December 31, 2001, the Company terminated the percentage leases with respect to the Hotels with HHM;

     o Effective January 1, 2002, the Company, as lessor, and the TRS Lessee, as lessee, entered into a new lease agreement (the "Master Lease") having a term of five years; and

     o The TRS Lessee entered into a management agreement (the "Management Agreement") with HHM as to the Hotels owned by the Company and now leased to the TRS Lessee, pursuant to which HHM will operate all of the Hotels.

         Effective January 1, 2002, the TRS Lessee entered into the Management Agreement with HHM pursuant to which HHM is operating all of the Company's hotels. The principal provisions of the Management Agreement are summarized as follows:

     o With respect to the Sale Hotels (defined below), HHM is entitled to the following fees: (a) prior to March 31, 2002, a base management fee equal to 5% of gross hotel income, as defined, plus a potential incentive fee and (b) effective April 1, 2002 through the end of the term, (i) a base management fee equal to 5% of gross hotel income, plus (ii) an accounting fee equal to 1/2% of gross hotel income, plus
          (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee.

     o With respect to the remaining hotels, HHM is entitled to the following fees: (i) a base management fee equal to 5% of gross hotel income (6% until March 31, 2002), plus (ii) an accounting fee equal to 1/2% of gross hotel income, plus (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee. In addition to these fees, effective January 1, 2002, the Company will reimburse HHM up to an aggregate of $300,000 per fiscal year for HHM's reasonable documented out-of-pocket and compensation expenses for HHM's employees who oversee sales and marketing activity on behalf of the Company's hotels, and $150,000 per fiscal year for payroll processing services.

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

                HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Effective January 1, 2002, the Company and HHM entered into a new administrative agreement (the "Administrative Services Agreement") which replaced the Financial and Administrative Services Agreement that was in effect in fiscal 2001. Pursuant to the Administrative Services Agreement, which expires on September 30, 2003, HHM will provide the Company with the following:

     o Accounting and financial reporting, real estate portfolio management and other administrative services for an annual fee of $850,000. Accordingly, for the three months ended March 31, 2002, the Company incurred related fees of approximately $212,000. For the three months ended March 31, 2001, the Company incurred fees under the Financial and Administrative Services Agreement of approximately $263,000.

     o Supervisory services related to the development, construction, alteration or capital improvement projects at the Company's Hotels managed by HHM. The Company will pay HHM a construction management fee equal to 9% of the actual documented third party costs, as noted above, which result in capitalized additions to fixed assets at the Company's Hotels. In addition, the Company will reimburse HHM for actual documented salary, benefits and travel expenses of HHM's employees directly related to providing construction services, but in no event to exceed $150,000 in any fiscal year. For the three months ended March 31, 2002, the Company incurred related fees of approximately $56,000. For the three months ended March 31, 2001, the Company incurred related fees under the Financial and Administrative Services Agreement of approximately $75,000.

         On January 1, 2002, the TRS Lessee purchased accounts receivable aggregating approximately $781,000 from HHM in exchange for a note of the same amount due April 1, 2002 and bearing interest at a rate of 4%. The TRS Lessee and HHM have since agreed to extend the term of the note to December 31, 2002. HHM will re-purchase from the TRS Lessee any uncollected accounts receivable as of April 1, 2002.

         In January 2002, the Company disposed of its interest in a Super 8 hotel located in Macomb, Illinois and realized a loss on disposal of approximately $7,000. As of March 31, 2002, nine of the Company's hotels (the "Sale Hotels") are classified as hotel properties held for sale.

         Based  on  negotiations  with  prospective   purchasers,   the  Company
determined that the carrying amount of one of the Sale Hotels would not be recoverable from future cash flows and sale. Accordingly, the Company recognized an impairment loss of approximately $588,000 related to this hotel in the first quarter of 2002.

Subsequent Events

         On May 1, 2002, the Company disposed of its interest in a Super 8 hotel located in Bedford, Texas. The gross proceeds from the sale were $1,665,000, of which approximately $410,000 were deposited into a restricted cash account for the purpose of enhancing US Bank's loan collateral. The remainder of the disposition proceeds were used to pay down debt. No gain or loss was recognized as a result of the disposition.

         On May 3, 2002, the Company disposed of its interest in a Super 8 hotel located in Wichita Falls, Texas. The gross proceeds from the sale ($1,850,000) were used to pay down debt. The Company realized a gain on disposition of approximately $58,000.

         On May 10, 2002, the Company satisfied a mortgage loan on its Norfolk Super 8 hotel and has pledged this hotel as additional collateral to Wells Fargo Bank (formerly Marquette Bank).

                HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         The Company is currently completing its negotiations with Mercantile Bank to renew its credit line facility ($21.4 million outstanding at March 31, 2002) for an additional one-year period. The facility is expected to be renewed under materially consistent terms.

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

                                                    Three Months Ended March 31,
                                                     2002                  2001
                                               -----------------     -----------------
Numerator:
Numerator for earnings  per share -
earnings available to common shareholders              $ (1,902)              $ 1,281
                                               =================     =================

Denominator:
Denominator for earnings per share - weighted
average shares outstanding                               11,318                11,183
                                               =================     =================

         For the three months ended March 31, 2002 and 2001, there were no dilutive securities outstanding. Effects of potentially dilutive securities are presented only in periods in which they are dilutive. At March 31, 2002, the common and preferred operating partnership units, if converted, would produce an additional 1,127,860 shares.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS:


         The discussion that follows is based primarily on the consolidated financial statements of the Company as of March 31, 2002 and 2001 and should be read along with the consolidated financial statements and notes.

Results of Operations

Comparison of three months ended March 31, 2002 to the three months ended March 31, 2001

         The comparison of operating results for the two periods is affected significantly by the formation of the TRS Lessee, which became effective on January 1, 2002. The TRS structure affects the comparability of the two periods as follows:

     o Prior to December 31, 2001, the Company's principal source of revenue was rent payments pursuant to percentage leases between the Company as lessor, and HHM as lessee. Under the percentage leases, the operating revenues and expenses of the Hotels were recognized by HHM. Effective December 31, 2001, the percentage leases between the Company and HHM were terminated.

     o Pursuant to the Master Lease, with an effective date of January 1, 2002, the Hotels previously leased to HHM, including the Sale Hotels, are now leased to the TRS Lessee. The TRS Lessee, in turn, entered in the Management Agreement with HHM pursuant to which HHM operates all of the Hotels and the TRS Lessee pays HHM a management fee. Accordingly, the Company's consolidated financial statements now include all of the operating revenues and expenses of the Hotels.

Operating results are summarized as follows (in thousands):

                                                                  Three Months Ended March 31,
                                                          2002               2001            Variance
                                                    --------------     --------------    --------------
Revenues                                                 $ 15,229              6,822             8,407
Hotel and property operations expenses                   $ 11,798                 36            11,762
Interest expense                                          $ 2,255              2,700              (445)
Depreciation expense                                      $ 1,918              2,217              (299)
General and administrative expenses                         $ 624                444               180
Provision for impairment loss                               $ 588                  -               588

         The increase in revenues reflects the change in the principal source of revenue from base and percentage rents under the percentage leases in 2001, to room rentals and other hotel services in 2002.

         The increase in hotel and property operations expenses in 2002 is also a result of the TRS structure. The TRS Lessee records all hotel and property related operating expenses in 2002. These expenses were recorded by HHM in 2001.

         The decrease in interest expense in 2002 was due primarily to a decrease in interest rates on the Company's variable rate debt, and a reduction in outstanding debt resulting from scheduled principal amortization and debt repayments in connection with asset dispositions.

         The decrease in depreciation expense in 2002 was due to the suspension of depreciation for the Sale Hotels effective June 1, 2001, offset in part by depreciation on additions to existing hotels.

         The increase in general and administrative expenses was primarily due to higher professional and consulting services fees ($117,000) and compensation costs ($60,000), offset in part by lower fees under the Administrative Services Agreement ($50,000).

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


         Based  on  negotiations  with  prospective   purchasers,   the  Company
determined that the carrying amount of one of the Sale Hotels would not be recoverable from future cash flows and sale. Accordingly, the Company recognized an impairment loss of approximately $588,000 related to this hotel in the first quarter of 2002.

         The following table sets forth the operating results of the hotel properties for the three months ended March 31, 2002 and, on a proforma basis, for the three months ended March 31, 2001 assuming that the leases with HHM had been converted to management contracts on January 1, 2001 (in thousands):

                                                                Three Months Ended March 31,
                                                        2002               2001            Variance
                                                    --------------     --------------    -------------
Revenues                                                 $ 15,229             16,828           (1,599)
Hotel and property operations expenses                   $ 11,798             12,168             (370)
Contribution margin from hotel operations                 $ 3,431              4,660           (1,229)

Average daily room rate (ADR)                             $ 47.82              49.06
Revenue per available room (RevPAR)                       $ 26.03              28.06
Occupancy percentage                                           54%                57%

         The decrease in revenues in 2002 was due primarily to a 3 point reduction in occupancy rates, which largely reflects the effects of economic recession, and new competition in certain markets.

Liquidity and Capital Resources

         Historically, the Company's principal source of cash to meet its cash requirements, including distributions to shareholders, has been its share of the Partnerships' cash flow from operations. Prior to December 31, 2001, the Partnerships' principal source of revenue had been rent payments received from HHM. Effective December 31, 2001, the Company terminated the Leases with HHM, and effective January 1, 2002, the Company entered into new leases with the TRS Lessee.

         Effective January 1, 2002, the TRS Lessee entered into a management agreement with HHM to manage the Hotels. Through the TRS structure, the Company effectively has assumed greater risk in that the TRS Lessee now bears the responsibility for all of the operating expenses of the Hotels, plus payment of rent to the REIT and management fees to HHM. Accordingly, the Company's income and ability to meet its debt service obligations and make distributions to its shareholders will depend upon the operations of the Hotels being conducted in a manner that maintains or increases revenue, or reduces expenses, to generate sufficient hotel operating income for the TRS Lessee to pay the Hotels' operating expenses, including management fees, and rent to the Company. The Company depends on rent payments from the TRS Lessee to pay the Company's operating expenses and debt service and to make distributions to shareholders. The effects of the economic recession on the overall U.S. economy have had an adverse effect on the revenues of the Company's Hotels, and there can be no assurance that the operating performance of the Company's Hotels will improve in the foreseeable future.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


         At March 31, 2002, the Company had long-term debt of approximately $114 million consisting of bonds, notes and mortgages payable. Aggregate annual principal payments and payments to bond sinking funds for the next five years and thereafter are as follows (in thousands):

                           2002           $  25,908
                           2003              45,322
                           2004              18,274
                           2005               2,869
                           2006                 918
                     Thereafter              20,678
                                          ---------
                                          $ 113,969
                                          =========

         The Company is currently completing its negotiations with Mercantile Bank to renew its credit line facility ($21.4 million outstanding at March 31, 2002) for an additional one-year period. The facility is expected to be renewed under materially consistent terms and, accordingly, the balance is included in the 2003 maturity above.

         The Company currently intends to finance or refinance its siginificant debt maturities for the remainder of 2002 in the following manner:

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

               The Company believes that the hotels securing the Fleet Bank loan are among the better performing hotels in the Company's portfolio and that the relatively low loan-to-value of these hotels under the Fleet Bank loan will permit the re-financing of these properties.

     o A mortgage loan payable with Firstar Bank ($6.3 million at March 31, 2002) will be refinanced under an existing $4.4 million revolving debt facility with U.S. Bank National Association ("U.S. Bank"). The Company expects that the new $10.7 million US Bank revolving debt facility will be extended for one or more years when it becomes due in October 2002.

         There can be no assurance that the Company will be able to successfully negotiate the refinancing of its debt obligations as they become due, or, if it is able to refinance its debt, whether such refinancing will be extended at similar rates and terms.

New Accounting Standards

         Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No.121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations, but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. The adoption of this Statement did not affect the Company's financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


Impact of Terrorist Attacks on September 11, 2001

         The terrorist attacks of September 11, 2001 were unprecedented and the effects from the dramatic events continue to impact the national economy and, specifically, the hospitality industry. However, the events have not significantly impacted the operations of the Company. The occupancy rates and average daily rates experienced by the majority of the hotel properties owned by the Company have not seen significant deterioration from the levels seen prior to the events of September 11, 2001. However, it is not currently possible to accurately predict the long-term effects of these events. The Company will continue to monitor the local economies in which its hotels are operating and modify its operating strategies as necessary.

Funds from Operations

         Management considers funds from operations, ("FFO") to be a market accepted measure of an equity REIT's operating performance, which is necessary, along with net earnings, for an understanding of the Company's operating results. All REITs do not calculate FFO in the same manner, therefore, the Company's calculation may not be the same as the calculation of FFO for similar REITs. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America, excluding gains or losses on operating properties, plus depreciation of real estate assets after adjustments for unconsolidated partnerships and joint ventures. The Company has reported FFO for the current period using the most recent NAREIT definition.

         The Company's FFO for the three months ended March 31, 2002 was $552,000, a decrease of $3,090,000 from the $3,642,000 reported for the three months ended March 31, 2001. The reasons for significant change in revenues and expenses comprising FFO are indicated above.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Company's interest rate exposure subsequent to December 31, 2001.

Part II.  OTHER INFORMATION:


Item 1.  Legal Proceedings

         As previously disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2001, filed April 1, 2002, five class action complaints (the "Consolidated Claims") had been filed in the U.S. District Court for the Eastern District of Virginia against the Company and certain of its executive officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints were brought on behalf of persons who purchased the Company's common stock from November 14, 2000 through March 29, 2001 (the "Class Period"). In June 2001, the parties stipulated to transfer the cases to the U.S. District Court for the District of Maryland.

         On May 7, 2002, the U.S. District Court for the District of Maryland issued an order granting the Company its motion to dismiss the Consolidated Claims. The plaintiffs may appeal the Court's dismissal by filing a notice of appeal on or before June 6, 2002.

Item 2.  Changes in Securities and Use of Proceeds

         Pursuant to loan covenant modifications with certain of the Company's lenders, the Company is restricted from paying dividends in 2002; however, such payments shall be permitted in January 2003 to the extent necessary to preserve the Company's REIT tax status.

Item 3.  Defaults Upon Senior Securities

         Negotiations  with Wells  Fargo  Bank  ("Wells  Fargo")  related to the modification of loan covenants, the Company's termination of its leases with HHM, the formation of a TRS, and the execution of management agreements with HHM, have extended past the formal deadline of April 15, 2002. Accordingly, Wells Fargo notified the Company by letter dated May 1, 2002 that it was in default under its $26 million loan, and that a default interest rate representing a 200 basis point premium over its current rate would be assessed until such time that the required loan documents were fully executed. The Company has since executed all documents required by Wells Fargo and has also secured a letter from Wells Fargo which effectively waived any non-compliance disclosed by the Company for the quarter ended March 31, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         Summary Financial Data (in thousands, except per share data)
         The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the consolidated statements of income and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                                         Three Months Ended March 31,
                                                          2002                 2001
                                                    ------------------   ------------------
Net earnings (loss)                                          $ (1,902)               1,281
                                                    ==================   ==================
Net earnings (loss) per share - basic and
  diluted                                                     $ (0.17)                0.11
                                                    ==================   ==================
FFO                                                             $ 552                3,642
                                                    ==================   ==================

Net cash flow:
    Provided (used) by operating activities                  $ (1,241)               2,936
    Provided (used) by investing activities                       737               (1,273)
    Used by financing activities                             $ (1,903)              (1,730)
                                                    ==================   ==================

Weighted average number of shares outstanding                  11,318               11,183
                                                    ==================   ==================

RECONCILIATION OF NET EARNINGS (LOSS) TO FFO
Net earnings (loss)                                          $ (1,902)               1,281
Depreciation                                                    1,918                2,217
Loss on disposition of assets                                       7                    -
Provision for impairment loss                                     588                    -
Minority interest                                                 (59)                 144
                                                    ------------------   ------------------
FFO                                                             $ 552                3,642
                                                    ==================   ==================

Item 6.  Exhibits and Reports on Form 8-K
(A)      Exhibits - None.
(B)      Reports on Form 8-K

         On January 15, 2002, the Company filed a Form 8-K summarizing the terms of various ageements entered into with Humphrey Hospitality Management, Inc. on December 31, 2001. These agreements included a Lease Termination Agreement, a Management Agreement and an Administrative Services Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  HUMPHREY HOSPITALITY TRUST, INC.


               By:      /s/ George R. Whittemore
                       ------------------------------------------
                       George R. Whittemore
                       President and Chief Executive Officer

Dated this 15th day of May 2002.