Form 10-Q
period 2002-06-30
HUMPHREY HOSPITALITY TRUST INC
filed 2002-08-14
CIK 929545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2002.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 0-25060

HUMPHREY HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

                          Yes ☒                                                                                                                         No ☐

As of August 9, 2002, there were 11,318,116 shares of common stock, par value $.01 per share, outstanding.

HUMPHREY HOSPITALITY TRUST, INC.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of
	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Investments in hotel properties	$179,458	$182,963
Less accumulated depreciation	43,437	40,141

	136,021	142,822

Hotel properties held for sale	13,826	18,996
Cash and cash equivalents	903	5,021
Accounts receivable	1,158	124
Prepaid expenses and other assets	1,680	81
Deferred financing costs, net	691	905

	$154,279	$167,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$5,342	$3,900
Long-term debt	103,427	115,872

	108,769	119,772

Minority interest in consolidated partnerships	5,601	5,811

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 11,318,116 outstanding	113	113
Additional paid-in capital	49,776	49,776
Distributions in excess of retained earnings	(9,980)	(7,523)

	39,909	42,366
COMMITMENTS AND CONTINGENCIES
	$154,279	$167,949

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:
Item 1. FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

REVENUES
Room rentals and other hotel services	$18,375	931	32,620	931
Base and percentage rents	—	6,750	—	13,063
Other	40	42	83	87

	18,415	7,723	32,703	14,081

EXPENSES
Hotel and property operations	12,013	686	22,983	720
Interest	2,258	2,304	4,224	4,628
Depreciation	2,424	1,977	4,178	4,031
General and administrative	758	684	1,380	1,128
Agreement cancellation expense	211	—	211	—

	17,664	5,651	32,976	10,507

EARNINGS (LOSS) BEFORE NET GAINS (LOSSES) ON DISPOSITIONS OF ASSETS AND PROVISION FOR IMPAIRMENT LOSS AND MINORITY INTEREST	765	2,072	(273)	3,574
Net gains (losses) on dispositions of assets and provision for impairment loss	(362)	(1,190)	(957)	(1,190)
Minority interest	(56)	(81)	3	(225)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	333	801	(1,277)	2,159
Discontinued operations	(888)	(68)	(1,230)	(145)

NET EARNINGS (LOSS)	$(555)	733	(2,457)	2,014

NET EARNINGS (LOSS) PER SHARE-BASIC:
Earnings (loss) from continuing operations	$0.03	0.07	(0.11)	0.19
Earnings (loss) from discontinued operations	(0.08)	0.00	(0.11)	(0.01)

Net earnings (loss)	$(0.05)	0.07	(0.22)	0.18

NET EARNINGS (LOSS) PER SHARE-DILUTED:
Earnings (loss) from continuing operations	$0.02	0.06	(0.12)	0.18
Earnings (loss) from discontinued operations	(0.07)	0.00	(0.10)	(0.01)

Net earning (loss)	$0.05	0.06	(0.22)	0.17

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:
Item 1. FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

	Six months ended June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(2,457)	$2,014
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	4,445	4,356
Amortization of deferred financing costs	268	316
Net losses on disposition of assets and provision for impairment loss	1,748	1,190
Minority interest	(3)	225
Changes in operating assets and liabilities:
(Increase) decrease in assets	(2,633)	853
Increase (decrease) in liabilities	1,442	(3,466)

Net cash provided by operating activities	2,810	5,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(919)	(2,648)
Proceeds from sale of hotel properties	6,697	11
Distributions to minority partners	(207)	(412)

Net cash provided (used) by investing activities	5,571	(3,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(54)	(36)
Principal payments on long-term debt	(12,445)	(2,271)
Proceeds from long-term debt	—	2,850
Dividends paid	—	(2,581)

Net cash used by financing activities	(12,499)	(2,038)

Increase (decrease) in cash and cash equivalents	(4,118)	401

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,021	228

CASH AND CASH EQUIVALENTS, END OF PERIOD	$903	$629

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Conversion of operating partnership units	$—	$195

Issuance of operating partnership units	$—	$6

Part I. FINANCIAL INFORMATION, CONTINUED:
Item 1. FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General

                Humphrey Hospitality Trust, Inc. (“HHTI”) is a real estate investment trust (“REIT”) for Federal income tax purposes and was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994.  The common stock, par value $.01 per share (the “Common Stock”), began to trade on The Nasdaq National Market on October 30, 1996.

                HHTI, through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”), owns a controlling interest in Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership (collectively, the “Partnerships”).  As of June 30, 2002, the Company owned an approximately 88% general partnership interest in Humphrey Hospitality Limited Partnership and a 100% interest in E&P Financing Limited Partnership.  Humphrey Hospitality Limited Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the “Subsidiary Partnership”).

                As of June 30, 2002, the Company, through the Partnerships and the Subsidiary Partnership, owned 87 limited service hotels (the “Hotels”) and one office building.  The Hotels are leased to the Company’s taxable REIT subsidiary (the “TRS Lessee”) and are managed by Humphrey Hospitality Management, Inc. (“HHM”).

Consolidated Financial Statements

                The Company has prepared the consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 without audit in accordance with the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for all periods presented.  Balance sheet data as of December 31, 2001 has been derived from the audited consolidated financial statements as of that date.

                Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.  Certain amounts for 2001 have been reclassified to conform to the presentation for 2002.

                In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale.  It retains the requirement of Opinion No. 30 to report separately discontinued operations, but it extends that reporting for all periods presented to a component of an entity that, on or subsequent to January 1, 2002, either had been disposed of (by sale, abandonment, or a distribution to owners, but excluding properties that were classified as held for sale at December 31, 2001 in accordance

Part I. FINANCIAL INFORMATION, CONTINUED:
Item 1. FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with provisions of SFAS No. 121) or is classified as held for sale.  Additionally, SFAS No. 144 requires that assets and liabilities of components held for sale, if material, be disclosed separately in the balance sheet.  The Company adopted SFAS No. 144 effective January 1, 2002.

                In April 2002, the Financial Standards Board issued SFAS No, 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Upon adoption of SFAS No. 145, the Company will be required to apply the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in determining the classification of gains and loses resulting from early extinguishments of debt. The Company adopts SFAS No. 145 in 2002 and there was no material impact in the Financial Statements.

Recent Developments

                Prior to the REIT Modernization Act (RMA), which became effective January 1, 2001, in order for the Company to qualify as a REIT, neither the Company, the Partnerships nor the Subsidiary Partnership could operate the Company’s hotels.  Therefore, each of the Hotels was leased to HHM under percentage leases.  With the introduction of the RMA, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries of the Company (“TRS”).  Accordingly, the Company has formed the TRS Lessee in accordance with the RMA.  Under the RMA, the TRS Lessee is required to enter into management agreements with an “eligible independent contractor” who will manage the Hotels leased by the TRS Lessee.  The following has occurred in connection with the formation of the TRS Lessee:

•	Effective December 31, 2001, the Company terminated the percentage leases with respect to the Hotels with HHM.

•	Effective January 1, 2002, the Company, as lessor, and the TRS Lessee, as lessee, entered into a new lease agreement (the “Master Lease”) having a term of five years.

•

Effective January 1, 2002, the Company and HHM entered into a new administrative agreement (the “Administrative Services Agreement”) which replaced the Financial and Administrative Services Agreement that was in effect in 2001.  Pursuant to the Administrative Services Agreement, which was terminated effective June 30, 2002, HHM provided the Company with the following:

•

Accounting and financial reporting, real estate portfolio management and other administrative services for a monthly fee of approximately $71,000.  Accordingly, for the three and six months ended June 30, 2002, the Company incurred related fees of approximately $212,000 and $425,000, respectively.  For the three and six months ended June 30, 2001, the Company incurred fees under the Financial and Administrative Services Agreement of approximately $263,000 and $525,000, respectively.

•

Supervisory services (“Construction Services”) related to the development, construction, alteration or capital improvement projects at the Company’s Hotels for a fee equal to 9% of the actual documented third party costs which result in capitalized additions to fixed assets at the Company’s Hotels.  For the three and six months ended June 30, 2002, the Company incurred related fees of approximately $62,000 and $118,000, respectively.  For the three and six months ended June 30, 2001, the Company

Part I. FINANCIAL INFORMATION, CONTINUED:
Item 1. FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

incurred related fees under the Financial and Administrative Services Agreement of approximately $127,000 and $202,000, respectively.  In addition, the Company reimburses HHM for actual documented salary, benefits and travel expenses of HHM’s employees directly related to providing construction services. For the three and six months ended June 30, 2002, such reimbursements were approximately $71,000 and $135,000, respectively. For the three and six months ended June 30, 2001, such reimbursements under the Financial and Administrative Services Agreement were approximately $73,000 and $122,000, respectively. Effective June 30, 2002, the Company terminated the Construction Services aspect of the Administrative Services Agreement, which would have otherwise expired in September 2003.  In doing so, the Company incurred an agreement cancellation fee of approximately $211,000, which represented the estimated net present value of fees expected to have been earned by HHM over the remaining life of the agreement.  Payment of the termination fee will be deferred until the expiration of the Management Agreement in September 2005.

•

Effective January 1, 2002, the TRS Lessee entered into a management agreement (the “Management Agreement”) with HHM as to the Hotels owned by the Company and now leased to the TRS Lessee, pursuant to which HHM will operate all of the Hotels.

The principal provisions of the Management Agreement are summarized as follows:

•

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

•

With respect to the remaining hotels, HHM is entitled to the following fees: (i) a base management fee equal to 5% of gross hotel income (6% through March 31, 2002), plus (ii) an accounting fee equal to 1/2% of gross hotel income, plus (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee.

•

Effective January 1, 2002, the TRS Lessee will reimburse HHM up to an aggregate of $300,000 annually for HHM’s reasonable documented out-of-pocket and compensation expenses for HHM’s employees who oversee sales and marketing activity on behalf of the Company’s hotels, and $150,000 annually for payroll processing services.  However, in consideration of the Company’s continuing payment of the monthly Administrative Services fee through June 30, 2002, HHM has agreed to waive its marketing and payroll reimbursements through June 30, 2002, and accordingly, no reimbursements have been paid or are payable for the six months ended June 30, 2002.

•

The agreement expires on September 30, 2005, subject to earlier termination as to one or more hotels upon (i) sale of a hotel, (ii) failure of HHM to achieve at least 85% of the budgeted hotel net operating income for a hotel (subject to HHM’s right to avoid termination by paying an amount sufficient to reach 85% of budgeted hotel net operating income), (iii) termination of a franchise agreement as a result of HHM’s failure to satisfy its obligations under the agreement, and (iv) failure of HHM to achieve 85% of the budgeted hotel net operating income in two consecutive years regardless of whether HHM has supplemented net operating income.

•

Upon the Company’s sale of a hotel prior to September 30, 2003, the TRS Lessee will pay to HHM a termination fee equal to 33-1/3% of the base management fee and incentive fee, if any, for the most recent 12-month period ended prior to the date of termination.  No termination fee is payable upon termination of the agreement upon sale of a hotel after September 30, 2003 or upon the sale of a Sale Hotel at any time.

Part I.  FINANCIAL INFORMATION CONTINUED:
Item 1: FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•

In addition to the fees described above, HHM is entitled to an incentive fee equal to 20% of the amount by which “annual aggregate hotel level net operating income,” for all the hotels for each twelve month period ending September 30, beginning with the twelve month period ending September 30, 2002, exceeds a base amount of $33,024,395 (which base amount is subject to adjustment for future purchases or the termination of an existing Management Agreement due to the sale of hotels, or for any other reason).

                On January 1, 2002, the TRS Lessee purchased accounts receivable aggregating approximately $781,000 from HHM in exchange for a note of the same amount due April 1, 2002 and bearing interest at a rate of 4%.  The TRS Lessee and HHM negotiated an extended maturity date for the note at the same interest rate.  The note plus interest is now due December 31, 2002.

                In January 2002, the Company disposed of its interest in a Super 8 hotel located in Macomb, Illinois, recognizing a loss of approximately $7,000.  The sale generated gross proceeds of $1.2 million, which were used to repay existing debt.

                In May 2002, the Company disposed of its interest in Super 8 hotels located in Bedford, Texas, and Wichita Falls, Texas, recognizing a gain of approximately $58,000 on the Wichita Falls sale.  These sales generated gross proceeds of approximately $3.5 million, which were used to repay existing debt and to enhance the Company’s credit position with selected banks.

                Also in May 2002, the Company satisfied a $620,000 mortgage loan on its Super 8 hotel located in Norfolk, Nebraska, and has pledged this hotel as additional collateral to Wells Fargo Bank (formerly Marquette Bank).

                In June 2002, the Company disposed of its interest in a Super 8 hotel located in McKinney, Texas, recognizing a gain of approximately $455,000.  The sale generated gross proceeds of $2.3 million, which were used to repay existing debt.

                In June 2002, the Company renewed its credit line facility (the “Facility”) with Mercantile Safe Deposit and Trust Company (“Mercantile”) for a term expiring April 11, 2003.  The Facility (approximately $21.4 million outstanding at June 30, 2002) includes a $1 million working capital loan, which allows for draws and repayments.  Under the terms of the Facility, the availability under the working capital loan will be reduced by approximately $33,000 monthly.  The Facility bears interest, payable monthly, at the prime rate plus one-quarter percent.

                Also, in June 2002, the borrowing capacity of the Company’s revolving debt facility with U.S. Bank National Association (“U.S. Bank”) was increased from $4.4 million to $10.1 million in conjunction with the refinancing of a mortgage loan payable to Firstar Bank ($5.7 million).  The debt facility bears interest at LIBOR plus 1.75% per annum and is due in October 2002.  The Company expects this revolving debt facility will be extended for one or more years when it becomes due in October 2002.

Hotel Properties Held For Sale

                In June 2001, the Company identified eleven hotel properties (the “Sale Hotels”) that it decided to sell.  As of June 30, 2002, the Company sold four of the Sale Hotels.  In addition, a fifth Sale Hotel was sold in August 2002 (see Subsequent Events for sale of Houston Wingate Inn) and a sixth Sale Hotel is under contract with an anticipated sale to occur during the third quarter of 2002.  The five Sale Hotels that have not been sold or placed under contract are no longer being marketed due to current market conditions and other factors considered by management.  These hotel properties were reclassified during the second quarter of 2002 from hotel properties held for sale to investments in hotel properties at which time the Company also recorded

Part I.  FINANCIAL INFORMATION, CONTINUED:
Item 1: FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

depreciation expense for the period the hotel properties were classified as held for sale (approximately $740,000).

                In the second quarter of 2002, the Company identified and began to actively market six additional hotel properties that it decided to sell (the “2002 Sale Hotels”).  As a result, the Company evaluated the recoverability of the carrying amounts of each 2002 Sale Hotel based on their estimated fair value less costs to sell.  The Company determined the carrying amounts of two of the hotels were not recoverable from future cash flows from their operation and sale.  Accordingly, the Company recognized an impairment loss of $1,246,000.

                The Company sold one 2002 Sale Hotel in June 2002 (the Super 8 hotel located in McKinney, Texas) and has negotiated sales contracts on each of the remaining 2002 Sale Hotels.

                Under the provisions of SFAS No. 144, the Company classified the six 2002 Sale Hotels as hotel properties held for sale in the second quarter of 2002.  Accordingly, the operating results of these hotel properties are included in discontinued operations for all periods presented and are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Revenues	$1,150	456	2,091	920
Hotel and property operations expenses	$(867)	(3)	(1,697)	(5)
Interest expense	$(277)	(359)	(566)	(735)
Depreciation expense	$(103)	(162)	(267)	(325)
Net gain on disposition of asset	$455	—	455	—
Provision for impairment loss	$(1,246)	—	(1,246)	—

	$(888)	(68)	(1,230)	(145)

Subsequent Events

                In July and August 2002, the Company closed on the sale of its two Wingate Inn hotels located in Las Colinas, Texas (a 2002 Sale Hotel) and Houston, Texas (a Sale Hotel), respectively.  These sales generated gross proceeds of approximately $7.1 million, which were used to repay existing debt.

                In August 2002, the Company identified and began marketing an additional hotel property for sale. Buyer interest in this hotel property has been positive and the Company expects to successfully negotiate a sales contract during the third quarter of 2002.

Part I.  FINANCIAL INFORMATION, CONTINUED:
Item 1: FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Earnings Per Share

                Basic earnings per share (“EPS”) is computed by dividing earnings from continuing operations available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all dilutive potential common shares outstanding during the period.  The dilutive effects of convertible securities are computed using the “if converted” method and the dilutive effects of options, warrants and their equivalents (including fixed awards and nonvested shares issued under share-based compensation plans) are computed using the “treasury stock” method.  The following table sets forth information relating to the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Numerator:
Earnings (loss) available to common shareholders	$333	801	(1,227)	2,159

Denominator:
Weighted average shares outstanding	11,318	11,201	11,318	11,192

                For the three and six months ended June 30, 2002 and 2001, there were no dilutive securities outstanding.  Effects of potentially dilutive securities are presented only in periods in which they are dilutive.  At June 30, 2002, the common operating partnership units, if converted, would produce an additional 751,426 shares.  The preferred operating partnership units are not eligible for conversion until October 2002 and, therefore, were not considered for the purposes of determining the effects of potentially dilutive securities for the three and six months ended June 30, 2002.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

                The discussion that follows is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2002 and 2001, and should be read along with the consolidated financial statements and notes.

Results of Operations

                The comparisons of operating results for the three and six months ended June 30, 2002 and 2001 are affected significantly by the formation of the TRS Lessee, which became effective on January 1, 2002.  The comparability of these periods is affected as follows:

•

Prior to December 31, 2001, the Company’s principal source of revenue was rent payments pursuant to percentage leases between the Company as lessor, and HHM as lessee.  Under the percentage leases, the operating revenues and expenses of the Hotels were recognized by HHM.  Effective December 31, 2001, the percentage leases between the Company and HHM were terminated.

•

Pursuant to the Master Lease, with an effective date of January 1, 2002, the Hotels previously leased to HHM, including the Sale Hotels and the 2002 Sale Hotels, are now leased to the TRS Lessee.  The TRS Lessee, in turn, entered into the Management Agreement with HHM pursuant to which HHM operates all of the Hotels and the TRS Lessee pays HHM a management fee.  Accordingly, the Company’s consolidated financial statements now include all of the operating revenues and expenses of the Hotels.

Comparison of three months ended June 30, 2002 to the three months ended June 30, 2001

Operating results are summarized as follows (in thousands):

	2002			2001

	Hotel Properties	2002 Sale Hotels	Total	Hotel Properties	2002 Sale Hotels	Total	Variance

Revenues	$18,415	1,150	19,565	7,723	456	8,179	11,386
Hotel and property operations expenses	$(12,013)	(867)	(12,880)	(686)	(3)	(689)	(12,191)
Interest expense	$2,258	(277)	(2,535)	(2,304)	(359)	(2,663)	128
Depreciation expense	$(2,424)	(103)	(2,527)	(1,977)	(162)	(2,139)	(388)
General and administrative expenses	$(758)	—	(758)	(684)	—	(684)	(74)
Agreement cancellation expense	$(211)	—	(211)	—	—	—	(211)
Net gains on dispositions of asset and provision for impairment loss	$(362)	(791)	(1,153)	(1,190)	—	(1,190)	37
Minority interest	$(56)	—	(56)	(81)	—	(81)	25

	$333	(888)	(555)	801	(68)	733	(1,288)

                The increase in revenues in 2002 reflects the change in the principal source of revenue from base and percentage rents under the percentage leases in 2001 to room rentals and other hotel services in 2002.

                The increase in hotel and property operations expenses in 2002 is also a result of the TRS structure.  The TRS Lessee records all hotel and property related operating expenses in 2002.  These expenses were recorded by HHM in 2001.

                The decrease in interest expense in 2002 was due primarily to a decrease in interest rates on the Company’s variable rate debt, and a reduction in outstanding debt resulting from scheduled principal amortization, debt repayments in connection with asset dispositions, and other principal curtailments, offset in part by prepayment penalties ($338,000) associated with unscheduled principal curtailments on certain of the Company’s debt.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

                The increase in depreciation expense in 2002 was due primarily to the recording of depreciation on five Sale Hotels reclassified from hotel properties held for sale to investments in hotel properties during the second quarter of 2002 ($626,000), including depreciation that would have been recognized from June 1, 2001 had the properties not been classified as held for sale.  The increase was offset in part by the suspension of depreciation on the remaining Sale Hotels and 2002 Sale Hotels ($176,000).

                The increase in general and administrative expenses in 2002 was due primarily to higher professional fees incurred in negotiations with certain of the Company’s lenders ($129,000) and compensation costs for certain personnel hired during the fourth quarter of 2001 ($65,000), offset in part by reduced fees under the Administrative Services Agreement ($50,000).

                Agreement cancellation expense represents the fee incurred in June 2002 to terminate the Construction Services aspect of the Administrative Services Agreement ($211,000).

                In 2002, the Company recognized a gain ($505,000) primarily on the dispositions of a Sale Hotel and a 2002 Sale Hotel.  Additionally, based on negotiations with prospective purchasers, the Company determined that the carrying amounts of one of the Sale Hotels and two of the 2002 Sale Hotels would not be recoverable from future cash flows from their operation and sale.  Accordingly, the Company recognized an impairment loss ($1,658,000) related to these hotels during the second quarter of 2002.  In 2001, the Company determined that the carrying amounts of four of the Sale Hotels were not recoverable from future cash flows from their operation and sale.  Accordingly, the Company recognized an impairment loss ($1,192,000) related to these hotels during the second quarter of 2001.

Comparison of six months ended June 30, 2002 to the six months ended June 30, 2001

Operating results summarized as follows (in thousands):

	2002			2001

	Hotel Properties	2002 Sale Hotels	Total	Hotel Properties	2002 Sale Hotels	Total	Variance

Revenues	$32,703	2,091	34,794	14,081	920	15,001	19,793
Hotel and property operations expenses	$(22,983)	(1,695)	(24,678)	(720)	(5)	(725)	(23,953)
Interest expense	$(4,224)	(566)	(4,790)	(4,628)	(735)	(5,363)	573
Depreciation expense	$(4,178)	(267)	(4,445)	(4,031)	(325)	(4,356)	(89)
General and administrative expenses	$(1,380)	(2)	(1,382)	(1,128)	—	(1,128)	(254)
Agreement cancellation expense	$(211)	—	(211)	—	—	—	(211)
Net gains on dispositions of asset
and provision for impairment loss	$(957)	(791)	(1,748)	(1,190)	—	(1,190)	(558)
Minority interest	$3	—	3	(225)	—	(225)	228

	$(1,227)	(1,230)	(2,457)	2,159	(145)	2,014	(4,471)

                The increase in revenues in 2002 reflects the change in the principal source of revenue from base and percentage rents under the percentage leases in 2001, to room rentals and other hotel services in 2002.

                The increase in hotel and property operations expenses in 2002 is also a result of the TRS structure.  The TRS Lessee records all hotel and property related operating expenses in 2002.  These expenses were recorded by HHM in 2001.

                The decrease in interest expense in 2002 was due primarily to a decrease in interest rates on the Company’s variable rate debt, and a reduction in outstanding debt resulting from scheduled principal amortization, debt repayments in connection with asset dispositions, and other principal curtailments, offset in part by prepayment penalties ($338,000) associated with unscheduled principal curtailments on certain of the Company’s debt.

Part I.	FINANCIAL INFORMATION CONTINUED:
Item 2	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, CONTINUED:

          The increase in depreciation expense in 2002 was due primarily to the recording of depreciation on five Sale Hotels reclassified from hotel properties held for sale to investments in hotel properties during the second quarter of 2002 ($459,000), including depreciation that would have been recognized from June 1, 2001 had the properties not been classified as held for sale.  The increase was offset in part by the suspension of depreciation on the remaining Sale Hotels and 2002 Sale Hotels ($360,000).

          The increase in general and administrative expenses in 2002 was due primarily to higher professional fees incurred in negotiations with certain of the Company’s lenders ($129,000) and compensation costs for certain personnel hired during the fourth quarter of 2001 ($132,000), offset in part by reduced fees under the Administrative Services Agreement ($100,000).

          Agreement cancellation expense represents the fee incurred in June 2002 to terminate the Construction Services aspect of the Administrative Services Agreement ($211,000).

          In 2002, the Company recognized a gain ($498,000) primarily on the disposition of a Sale Hotel and a 2002 Sale Hotel.  Additionally, based on negotiations with prospective purchasers, the Company determined that the carrying amounts of two remaining Sale Hotels and two 2002 Sale Hotels would not be recoverable from future cash flows from their operation and sale.  Accordingly, the Company recognized an impairment loss ($2,246,000) related to these hotels during the first half of 2002.  In 2001, the Company determined that the carrying amounts of four of the Sale Hotels were not recoverable from future cash flows from their operation and sale.  Accordingly, the Company recognized an impairment loss ($1,192,000) related to these hotels during the first half of 2001.

          The following table sets forth the operating results of the hotel properties for the three and six months ended June 30, 2002 and, on a proforma basis, for the three and six months ended June 30, 2001 assuming that the leases with HHM had been converted to management contracts on January 1, 2001 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Revenues	$19,565	21,058	34,794	37,886
Hotel and property operations expenses	$(12,880)	(13,581)	(24,678)	(25,767)

Contribution margin from hotel operations	$6,685	7,477	10,116	12,119

Contribution margin as a percent of revenues	34.2%	35.5%	29.1%	32.0%

Average daily room rate (ADR)	$50.85	$51.26	$49.48	$50.26
Revenue per available room (RevPAR)	$34.22	$34.96	$30.09	$31.53
Occupancy percentage	67%	68%	61%	63%

          The decreases in revenues for the three and six months ended June 30, 2002 compared to 2001 were due primarily to one point and two point reductions in occupancy rates, respectively, which largely reflect the effects of the economic recession, new competition in certain markets and the dispositions of two hotel properties in October 2001 and January 2002.

Liquidity and Capital Resources

          Historically, the Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, has been its share of the Partnerships’ cash flow from operations.  Prior to December 31, 2001, the Partnerships’ principal source of revenue had been rent payments received from HHM.  Effective December 31, 2001, the Company terminated the Leases with HHM, and effective January 1, 2002, the Company entered into new leases with the TRS Lessee.

PART 1	FINANCIAL INFORMATION, CONTINUED:
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

          Effective January 1, 2002, the TRS Lessee entered into a management agreement with HHM to manage the Hotels.  Through the TRS structure, the Company effectively has assumed greater risk in that the TRS Lessee now bears the responsibility for all of the operating expenses of the Hotels, plus payment of rent to the Company and management fees to HHM.  Accordingly, the Company’s income and ability to meet its debt service obligations and make distributions to its shareholders will depend upon the operations of the Hotels being conducted in a manner that maintains or increases revenue, or reduces expenses, to generate sufficient hotel operating income for the TRS Lessee to pay the Hotels’ operating expenses, including management fees, and rent to the Company.  The Company depends on rent payments from the TRS Lessee to pay the Company’s operating expenses and debt service and to make distributions to shareholders.  The effects of the economic recession on the overall U.S. economy have had an adverse effect on the revenues of the Company’s Hotels, and there can be no assurance that the operating performance of the Company’s Hotels will improve in the foreseeable future.

          The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations.  The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and the payment of dividends in accordance with REIT requirements.

          The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities, through long-term secured and unsecured borrowings, the issuance of additional securities of the Company, or, in connection with acquisitions of hotel properties, the issuance of limited operating partnership units in Humphrey Hospitality Limited Partnership.

Financing

          At June 30, 2002, the Company had long-term debt of approximately $103 million consisting of bonds, notes and mortgages payable.  Aggregate annual principal payments and payments to bond sinking funds for the next five years and thereafter are as follows (in thousands):

2002	$19,074
2003	42,910
2004	16,978
2005	2,869
2006	918
Thereafter	20,678

$103,427

          The Company currently intends to finance or refinance its significant debt maturities for the remainder of 2002 in the following manner:

•

An extension of the $10 million loan from Fleet Bank from its scheduled maturity on September 1, 2002 to an extended maturity on January 2, 2003, is currently being negotiated.  During this extension period, the Company expects to refinance this debt through the negotiation of a loan with a new lender.  The Company has recently engaged a commercial real estate services firm to identify new lenders that may be interested in refinancing the Fleet Bank facility, as well as the Mercantile credit line ($21.4 million) and Wells Fargo mortgages ($21.3 million)

•	A $10.1 million revolving debt facility with US Bank ($6.3 million outstanding at June 30, 2002) is expected to be extended by US Bank for one or more years when it becomes due in October 2002.

          There can be no assurance that the Company will be able to successfully negotiate the refinancing of its debt obligations as they become due, or if it is able to refinance its debt, whether such refinancing will be extended at similar rates and terms.

Disposition of Hotel Properties

          During 2002, the Company has successfully completed the sale of four Sale Hotels and two 2002 Sale Hotels. The Company has also successfully negotiated sale contracts on six additional hotels, including the remaining Sale Hotel, the four remaining 2002 Sale Hotels and additional hotel identified for sale subsequent to June 30, 2002 (the seventh 2002 Sale Hotel). The following table provides additional information regarding the Sale Hotels and the 2002 Sale Hotels (in thousands):

Hotel	Location	Designation	Date Sold	Gross Proceeds

Hotels sold in 2002:
Super 8	Macomb, IL	Sale Hotel	January 2002	$1,200
Super 8	Bedford, TX	Sale Hotel	May 2002	1,665
Super 8	Wichita Falls, TX	Sale Hotel	May 2002	1,850
Super 8	McKinney, TX	2002 Sale Hotel	June 2002	2,295
Wingate Inn	Las Colinas, TX	2002 Sale Hotel	July 2002	3,550
Wingate Inn	Houston, TX	Sale Hotel	August 2002	3,550

				$14,110

Hotel sales expected in 2002:
Independent	Bullhead City, AZ	Sale Hotel	N/A	$1,000	(b)
Comfort Inn	Dahlgren, VA	2002 Sale Hotel	N/A	2,375	(b)
Super 8	Jacksonville, IL	2002 Sale Hotel	N/A	1,060	(b)
Super 8	Russellville, AR	2002 Sale Hotel	N/A	1,065	(b)
Super 8	Denton, TX	2002 Sale Hotel	N/A	2,325	(b)
Super 8	Waco, TX	2002 Sale Hotel (a)	N/A	2,500	(b)

				$10,325

Total expected 2002 dispositions				$24,435

     (a)   Hotel was identified for sale subsequent to June 30, 2002.

     (b)   Represents estimated gross proceeds from pending sales.

               The proceeds from the disposition of the four Sale Hotels and the two 2002 Sale Hotels in 2002 have been used to repay existing debt and to enhance the Company’s credit position with selected banks. The Company intends to apply all proceeds from the disposition of the remaining Sale Hotel and the remaining 2002 Sale Hotels to further reduce its existing debt. There can be no assurance that these hotels will be sold at their current negotiated prices or that the Company will be able to successfully complete these sales.

               Based on the estimated gross proceeds and selling costs, management anticipates the Company will realize a modest net gain (less than $150,000), including provisions for impairment loss, on the dispositions of the hotel properties in 2002.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

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

Funds from Operations

          Management considers funds from operations, (“FFO”) to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings, for an understanding of the Company’s operating results.  All REITs do not calculate FFO in the same manner, therefore, the Company’s calculation may not be the same as the calculation of FFO for similar REITs.  FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America, excluding gains or losses on operating properties, plus depreciation of real estate assets after adjustments for unconsolidated partnerships and joint ventures.  The Company has reported FFO for the current period using the most recent NAREIT definition.

          The Company’s FFO for the three and six months ended June 30, 2002 was $3,181,000 and $3,733,000, respectively, representing decreases of $962,000 and $4,052,000 from the $4,143,000 and $7,785,000 reported for the three and six months ended June 30, 2001, respectively.  The reduction in FFO is due substantially to the change in the Company’s principal source of revenues as discussed previously, and reflects the payment of $2.2 million in management fees during 2002 year-to-date as a result of this change.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Certain information both included and incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to the ability of the Lessee to make rent payments, adverse changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, supply and demand for hotel rooms in the Company’s current and proposed market areas and general accounting principles, policies and guidelines applicable to real estate investment trusts and other risks and uncertainties described in the Company’s filings with the SEC from time to time, including, specifically, the Current Report on Form 8-K filed with the SEC on April 2, 2002. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          There has been no material change in the Company’s interest rate exposure subsequent to December 31, 2001.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
             As previously disclosed in the Company’s Form 10-Q for the three months ended March 31, 2002, on May 7, 2002 the U.S. District Court for the District of Maryland issued an order granting the Company its motion to dismiss the class action complaints that were filed against the Company and certain of its executive officers and directors.  The plaintiffs right of appeal has since expired and the Company now considers this matter closed.

Item 2.  Changes in Securities and Use of Proceeds
             Pursuant to loan covenant modifications with certain of the Company’s lenders, the Company is restricted from paying dividends in 2002; however, such payments shall be permitted in January 2003 to the extent necessary to preserve the Company’s REIT tax status.

Item 3.  Defaults Upon Senior Securities
             None.

Item 4.  Submission of Matters to a Vote of Security Holders
             The Company held its 2001 annual meeting of shareholders on Thursday, May 23, 2002.  The shareholders voted on the election of directors to serve until the annual meeting of shareholders in 2003.  The results of the votes are shown below.

	For	Withheld

Paul J. Schulte	10,316,097	282,878
James I. Humphrey, Jr.	10,311,779	287,196
Steve H. Borgmann	10,327,357	271,618
George R. Whittemore	10,415,697	183,278
Jeffrey M. Zwerdling	10,412,039	186,936
Joseph Caggiano	10,373,647	225,328
Loren Steele	10,375,239	223,736

PART II. OTHER INFORMATION, CONTINUTED:

Item 5.  Other Information
             Summary Financial Data (in thousands, except per share data)
             The following sets forth summary financial data that has been prepared by the Company without audit.  The Company believes the following data should be used as a supplement to the consolidated statements of operations and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net earnings (loss)	$(555)	733	(2,457)	2,014

Net earnings (loss) per share — basic and diluted	$(0.05)	0.07	(0.22)	0.18

FFO	$3,181	4,143	3,733	7,785

Net cash flow:
Provided by operating activities	$4,051	2,552	2,810	5,488
Provided (used) by investing activities	$4,834	(1,776)	5,571	(3,049)
Used by financing activities	$(10,596)	(308)	(12,499)	(2,038)

Weighted average number of shares outstanding	11,318	11,201	11,318	11,192

RECONCILIATION OF NET EARNINGS
(LOSS) TO FFO
Earnings (loss) before discontinued operations	$333	801	(1,227)	2,159
Depreciation	2,424	1,977	4,178	4,031
Net Gains (losses) on dispositions of asset and provision for impairment loss	362	1,190	957	1,190
Minority interest	56	81	(3)	225

FFO before discontinued operations	3,175	4,049	3,905	7,605

Earnings (loss) from discontinued operations	(888)	(68)	(1,230)	(145)
Depreciation	103	162	267	325
Net Gains (losses) on dispositions of asset and provision for impairment loss	791	—	791	—

FFO from discontinued operations	6	94	(172)	180

FFO	$3,181	4,143	3,733	7,785

PART II. OTHER INFORMATION, CONTINUTED:

Item 6.  Exhibits and Reports on Form 8-K
            (A)       Exhibits — None.
            (B)       Reports on Form 8–K — None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMPHREY HOSPITALITY TRUST, INC.

By:	/s/ George R. Whittemore

George R. Whittemore
President and Chief Executive Officer

Dated this 14th day of August 2002.