Form 10-Q/A
period 2002-06-30
HUMPHREY HOSPITALITY TRUST INC
filed 2002-08-15
CIK 929545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A

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

Part I. FINANCIAL INFORMATION, CONTINUED:
Item 1. FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

REVENUES
Room rentals and other hotel services	$18,375	931	32,620	931
Base and percentage rents	—	6,750	—	13,063
Other	40	42	83	87

	18,415	7,723	32,703	14,081

EXPENSES
Hotel and property operations	12,013	686	22,983	720
Interest	2,258	2,304	4,224	4,628
Depreciation	2,424	1,977	4,178	4,031
General and administrative	758	684	1,380	1,128
Agreement cancellation expense	211	—	211	—

	17,664	5,651	32,976	10,507

EARNINGS (LOSS) BEFORE NET GAINS (LOSSES) ON DISPOSITIONS OF ASSETS AND PROVISION FOR IMPAIRMENT LOSS AND MINORITY INTEREST	751	2,072	(273)	3,574
Net gains (losses) on dispositions of assets and provision for impairment loss	(362)	(1,190)	(957)	(1,190)
Minority interest	(56)	(81)	3	(225)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	333	801	1,227	2,159
Discontinued operations	(888)	(68)	(1,230)	(145)

NET EARNINGS (LOSS)	$(555)	733	(2,457)	2,014

NET EARNINGS (LOSS) PER SHARE-BASIC:
Earnings (loss) from continuing operations	$0.03	0.07	(0.11)	0.19
Earnings (loss) from discontinued operations	(0.08)	0.00	(0.11)	(0.01)

Net earnings (loss)	$(0.05)	0.07	(0.22)	0.18

NET EARNINGS (LOSS) PER SHARE-DILUTED:
Earnings (loss) from continuing operations	$0.02	0.06	(0.12)	0.18
Earnings (loss) from discontinued operations	(0.07)	0.00	(0.10)	(0.01)

Net earning (loss)	$(0.05)	0.06	(0.22)	0.17

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

                In April 2002, the Financial Standards Board issued SFAS No, 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Upon adoption of SFAS No. 145, the Company will be required to apply the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in determining the classification of gains and loses resulting from early extinguishments of debt. The Company adopted SFAS No. 145 in 2002 and there was no material impact in the Financial Statements.

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

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Numerator:
Numerator for basic earnings (loss) per share — earnings (loss) available to
common shareholders	$333	801	(1,227)	2,159

Minority interest expense relating to common operating partnership unit holders	(47)	(22)	(210)	17

Numerator for diluted earnings (loss) per share — earnings (loss) available
to common shareholders	$286	779	(1,437)	2,176

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares
outstanding	11,318	11,201	11,318	11,192

Common operating partnership units	751	860	751	869

Denominator for diluted earnings (loss) per share —
adjusted weighted average shares	12,069	12,061	12,069	12,061

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

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

Comparison of six months ended June 30, 2002 to the six months ended June 30, 2001

Operating results summarized as follows (in thousands):

	2002			2001

	Hotel Properties	2002 Sale Hotels	Total	Hotel Properties	2002 Sale Hotels	Total	Variance

Revenues	$32,703	2,091	34,794	14,081	920	15,001	19,793
Hotel and property operations expenses	$(22,983)	(1,697)	(24,680)	(720)	(5)	(725)	(23,955)
Interest expense	$(4,224)	(566)	(4,790)	(4,628)	(735)	(5,363)	573
Depreciation expense	$(4,178)	(267)	(4,445)	(4,031)	(325)	(4,356)	(89)
General and administrative expenses	$(1,380)	—	(1,380)	(1,128)	—	(1,128)	(252)
Agreement cancellation expense	$(211)	—	(211)	—	—	—	(211)
Net gains on dispositions of asset
and provision for impairment loss	$(957)	(791)	(1,748)	(1,190)	—	(1,190)	(558)
Minority interest	$3	—	3	(225)	—	(225)	228

	$(1,227)	(1,230)	(2,457)	2,159	(145)	2,014	(4,471)

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

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net earnings (loss)	$(555)	733	(2,457)	2,014

Net earnings (loss) per share — basic	$(0.05)	0.07	(0.22)	0.18

Net earnings (loss) per share — diluted	$(0.05)	0.06	(0.22)	0.17

FFO	$3,181	4,143	3,733	7,785

Net cash flow:
Provided by operating activities	$4,051	2,552	2,810	5,488
Provided (used) by investing activities	$4,834	(1,776)	5,571	(3,049)
Used by financing activities	$(10,596)	(308)	(12,499)	(2,038)

Weighted average number of shares outstanding	11,318	11,201	11,318	11,192

RECONCILIATION OF NET EARNINGS
(LOSS) TO FFO
Earnings (loss) before discontinued operations	$333	801	(1,227)	2,159
Depreciation	2,424	1,977	4,178	4,031
Net Gains (losses) on dispositions of asset and provision for impairment loss	362	1,190	957	1,190
Minority interest	56	81	(3)	225

FFO before discontinued operations	3,175	4,049	3,905	7,605

Earnings (loss) from discontinued operations	(888)	(68)	(1,230)	(145)
Depreciation	103	162	267	325
Net Gains (losses) on dispositions of asset and provision for impairment loss	791	—	791	—

FFO from discontinued operations	6	94	(172)	180

FFO	$3,181	4,143	3,733	7,785

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