Form 10-Q
period 2002-09-30
HUMPHREY HOSPITALITY TRUST INC
filed 2002-11-14
CIK 929545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2002.

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

                   Yes |X|                         No |_|

As of November 8, 2002, there were 11,318,116 shares of common stock, par value $.01 per share, outstanding.

                        HUMPHREY HOSPITALITY TRUST, INC.

                                      INDEX

                                                                                  Number
                                                                                  ------
Part I.  FINANCIAL INFORMATION

Item 1.  HUMPHREY HOSPITALITY TRUST, INC. - FINANCIAL STATEMENTS
         -------------------------------------------------------

         Consolidated Balance Sheets as of September 30, 2002
           and December 31, 2001                                                    3

         Consolidated Statements of Operations for the Three and Nine
           Months Ended September 30, 2002 and 2001                                 4

         Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2002 and 2001                                 5

         Notes to Consolidated Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and            13
           Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                 19

Item 4.  Controls and Procedures                                                    19

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                          20

Item 2.  Changes in Securities and Use of Proceeds                                  20

Item 3.  Defaults Upon Senior Securities                                            20

Item 4.  Submission of Matters to a Vote of Security Holders                        20

Item 5.  Other Information
           Summary Financial Data                                                   21

Item 6.  Exhibits and Reports on Form 8-K                                           22

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                                   HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                           (In thousands, except share data)


                                                                                     As of
                                                                                 September 30,        December 31,
                                                                                      2002                2001
                                                                                -----------------   -----------------
                                                                                  (Unaudited)
ASSETS
    Investments in hotel properties                                                    $ 180,742           $ 182,963
    Less accumulated depreciation                                                         44,974              40,141
                                                                                -----------------   -----------------
                                                                                         135,768             142,822

    Hotel properties held for sale                                                         3,078              18,996
    Cash and cash equivalents                                                                834               5,021
    Accounts receivable                                                                    1,076                 124
    Prepaid expenses and other assets                                                      2,449                  81
    Deferred financing costs, net                                                            597                 905
                                                                                -----------------   -----------------

                                                                                       $ 143,802           $ 167,949
                                                                                =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Accounts payable, accrued expenses and other liabilities                             $ 3,808             $ 3,900
    Long-term debt                                                                        92,156             115,872
                                                                                -----------------   -----------------
                                                                                          95,964             119,772
                                                                                -----------------   -----------------

    Minority interest in consolidated partnerships                                         5,785               5,811
                                                                                -----------------   -----------------


SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value, 10,000,000 shares
      authorized; no shares issued and outstanding                                             -                   -
    Common stock, $.01 par value, 25,000,000 shares
      authorized; 11,318,116 outstanding                                                     113                 113
    Additional paid-in capital                                                            49,776              49,776
    Distributions in excess of retained earnings                                          (7,836)             (7,523)
                                                                                -----------------   -----------------
                                                                                          42,053              42,366
                                                                                -----------------   -----------------

COMMITMENTS AND CONTINGENCIES

                                                                                       $ 143,802           $ 167,949
                                                                                =================   =================

See accompanying notes to consolidated financial statements.


Part I.  FINANCIAL INFORMATION, CONTINUED:
Item 1.  FINANCIAL STATEMENTS, CONTINUED:


                HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - in thousands, except per share data)


                                                                Three months                     Nine months
                                                             ended September 30,             ended September 30,
                                                         ----------------------------    ----------------------------
                                                            2002            2001             2002           2001
                                                         ------------   -------------    -------------   ------------
REVENUES
    Room rentals and other hotel services                   $ 18,807           2,547           51,346          3,478
    Base and percentage rents                                      -           6,253                -         19,289
    Other                                                         33              48              116            135
                                                         ------------   -------------    -------------   ------------
                                                              18,840           8,848           51,462         22,902
                                                         ------------   -------------    -------------   ------------

EXPENSES
    Hotel and property operations                             12,821           1,949           35,732          2,669
    Interest                                                   1,632           2,097            5,464          6,461
    Depreciation                                               1,842           1,765            6,041          5,814
    General and administrative                                   441             710            1,823          1,840
    Agreement cancellation expense                                 -               -              211              -
                                                         ------------   -------------    -------------   ------------
                                                              16,736           6,521           49,271         16,784
                                                         ------------   -------------    -------------   ------------

EARNINGS BEFORE NET GAINS (LOSSES)
    ON DISPOSITIONS OF ASSETS AND
      PROVISION FOR IMPAIRMENT LOSS
        AND MINORITY INTEREST                                  2,104           2,327            2,191          6,118

Net gains (losses) on dispositions of assets and
    provision for impairment loss                                 10               -           (1,312)        (1,190)
Minority interest                                               (287)           (211)            (284)          (436)
                                                         ------------   -------------    -------------   ------------

EARNINGS FROM CONTINUING
    OPERATIONS                                                 1,827           2,116              595          4,492

Discontinued operations                                          316            (192)            (909)          (554)
                                                         ------------   -------------    -------------   ------------

NET EARNINGS (LOSS)                                          $ 2,143           1,924             (314)         3,938
                                                         ============   =============    =============   ============

NET EARNINGS (LOSS) PER SHARE - BASIC:
Earnings from continuing operations                           $ 0.16            0.19             0.05           0.40
Earnings (loss) from discontinued operations                    0.03           (0.02)           (0.08)         (0.05)
                                                         ------------   -------------    -------------   ------------
Net earnings (loss)                                           $ 0.19            0.17            (0.03)          0.35
                                                         ============   =============    =============   ============

NET EARNINGS (LOSS) PER SHARE - DILUTED:
Earnings from continuing operations                           $ 0.16            0.19             0.05           0.39
Earnings (loss) from discontinued operations                    0.03           (0.02)           (0.08)         (0.05)
                                                         ------------   -------------    -------------   ------------
Net earnings                                                  $ 0.19            0.17            (0.03)          0.34
                                                         ============   =============    =============   ============

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:
Item 1.  FINANCIAL STATEMENTS, CONTINUED:


                              HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited - in thousands)

                                                                                   Nine months ended
                                                                                      September 30,
                                                                                 2002             2001
                                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                            $ (314)         $ 3,938
    Adjustments to reconcile net earnings (loss) to net cash
         provided by operating activities:
           Depreciation                                                             6,293            6,269
           Amortization of deferred financing costs                                   417              459
           Net losses on dispositions of assets and
              provision for impairment loss                                         1,209            1,190
           Minority interest                                                          284              436
           Changes in operating assets and liabilities:
              (Increase) decrease in assets                                        (3,320)           1,117
              Decrease in liabilities                                                 (92)          (3,356)
                                                                             -------------    -------------
                Net cash provided by operating activities                           4,477           10,053
                                                                             -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to hotel properties                                                (1,628)          (3,612)
      Proceeds from sale of hotel properties                                       17,100               12
      Distributions to minority partners                                             (311)            (480)
                                                                             -------------    -------------
                Net cash provided (used) by investing activities                   15,161           (4,080)
                                                                             -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Deferred financing costs                                                       (109)            (186)
      Principal payments on long-term debt                                        (23,716)          (4,074)
      Proceeds from long-term debt                                                      -            2,850
      Dividends paid                                                                    -           (2,581)
                                                                             -------------    -------------
                Net cash used by financing activities                             (23,825)          (3,991)
                                                                             -------------    -------------

Increase (decrease) in cash and cash equivalents                                   (4,187)           1,982

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      5,021              228
                                                                             -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 834          $ 2,210
                                                                             =============    =============

SCHEDULE OF NONCASH INVESTING AND
      FINANCING ACTIVITIES

      Conversion of operating partnership units                                       $ -            $ 774
                                                                             =============    =============
      Issuance of operating partnership units                                         $ -             $ 31
                                                                             =============    =============

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

       HHTI, through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the "Company"), owns a controlling interest in Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership (collectively, the "Partnerships"). As of September 30, 2002, the Company owned an approximately 88% general partnership interest in Humphrey Hospitality Limited Partnership and a 100% interest in E&P Financing Limited Partnership. Humphrey Hospitality Limited Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the "Subsidiary Partnership").

         As of September 30, 2002, the Company, through the Partnerships and the Subsidiary Partnership, owned 83 limited service hotels (the "Hotels") and one office building. The Hotels are leased to the Company's taxable REIT subsidiary (the "TRS Lessee") and are managed by Humphrey Hospitality Management, Inc. ("HHM").

Consolidated Financial Statements

         The Company has prepared the consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2001 has been derived from the audited consolidated financial statements as of that date.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year. Certain amounts for 2001 have been reclassified to conform to the presentation for 2002.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations, but it extends that reporting for all

               HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


periods presented to a component of an entity that, on or subsequent to January 1, 2002, either had been disposed of (by sale, abandonment, or a distribution to owners, but excluding properties that were classified as held for sale at December 31, 2001 in accordance with provisions of SFAS No. 121) or is classified as held for sale. Additionally, SFAS No. 144 requires that assets and liabilities of components held for sale, if material, be disclosed separately in the balance sheet. The Company adopted SFAS No. 144 effective January 1, 2002.

         In April 2002, the Financial Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Upon adoption of SFAS No. 145, the Company will be required to apply the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in determining the classification of gains and losses resulting from early extinguishments of debt. The Company adopted SFAS No. 145 with respect to early extinguishments of debt in 2002 and there was no material impact on the financial statements.

Recent Developments

         Prior to the REIT Modernization Act (RMA), which became effective January 1, 2001, in order for the Company to qualify as a REIT, neither the Company, the Partnerships nor the Subsidiary Partnership could operate the Company's hotels. Therefore, each of the Hotels was leased to HHM under percentage leases. With the introduction of the RMA, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries of the Company ("TRS"). Accordingly, the Company has formed a TRS (the "TRS Lessee") in accordance with the RMA. Under the RMA, the TRS Lessee is required to enter into management agreements with an "eligible independent contractor" who will manage the Hotels leased by the TRS Lessee. The following has occurred in connection with the formation of the TRS Lessee:

o Effective December 31, 2001, the Company terminated the percentage leases with respect to the Hotels with HHM.

o Effective January 1, 2002, the Company, as lessor, and the TRS Lessee, as lessee, entered into a new lease agreement (the "Master Lease") having a term of five years.

o Effective January 1, 2002, the Company and HHM entered into a new administrative agreement (the "Administrative Services Agreement") which replaced the Financial and Administrative Services Agreement that was in effect in 2001. Pursuant to the Administrative Services Agreement, which was terminated effective June 30, 2002, HHM provided the Company with the following:

     o Accounting and financial reporting, real estate portfolio management and other administrative services for a monthly fee of approximately $71,000 ("Monthly Administrative Fee"). Accordingly, for the nine months ended September 30, 2002, the Company incurred related fees of $425,000. For the three and nine months ended September 30, 2001, the Company incurred fees under the Financial and Administrative Services Agreement of approximately $263,000 and $788,000, respectively.

     o Supervisory services ("Construction Services") related to development, construction, alteration or capital improvement projects at the Company's Hotels for a fee equal to 9% of the actual documented third party costs which result in capitalized additions to fixed assets at the Company's Hotels. The Construction Services aspect of the Administrative Services Agreement, which would have otherwise expired in September 2003, was also terminated effective June 30, 2002. In doing so, the Company incurred an agreement cancellation fee of approximately $211,000, the payment of which will be deferred until the expiration of the Management Agreement in September 2005. For the

               HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


          nine months ended September 30, 2002, the Company incurred fees related to Construction Services of $118,000. For the three and nine months ended September 30, 2001, the Company incurred fees related to Construction Services under the Financial and Administrative Services Agreement of approximately $82,000 and $284,000, respectively. In addition, the Company reimbursed HHM for actual documented salary, benefits and travel expenses of HHM's employees directly related to providing construction services. For the nine months ended September 30, 2002, such reimbursements were $135,000. For the three and nine months ended September 30, 2001, such reimbursements under the Financial and Administrative Services Agreement were approximately $74,000 and $196,000, respectively.

o Effective January 1, 2002, the TRS Lessee entered into a management agreement (the "Management Agreement") with HHM as to the Hotels owned by the Company and now leased to the TRS Lessee, pursuant to which HHM will operate all of the Hotels.

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

o Effective January 1, 2002, the TRS Lessee will reimburse HHM up to an aggregate of $300,000 annually for HHM's reasonable documented out-of-pocket and compensation expenses for HHM's employees who oversee sales and marketing activity on behalf of the Company's hotels, and $150,000 annually for payroll processing services. However, in consideration of the Company's continued payment of the Monthly Administrative Fee through June 30, 2002, HHM agreed to waive its marketing and payroll reimbursements through June 30, 2002. For both the three and nine months ended September 30, 2002, the Company incurred marketing fees of approximately $75,000. For both the three and nine months ended September 30, 2002, the Company incurred payroll processing fees of approximately $38,000. There were no corresponding marketing and payroll processing fees in 2001.

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

o Upon the Company's sale of a hotel prior to September 30, 2003, the TRS Lessee will pay to HHM a termination fee equal to 33-1/3% of the base management fee and incentive fee, if any, for the most recent 12-month period ended prior to the date of termination. No termination fee is

               HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     payable upon termination of the agreement upon sale of a hotel after September 30, 2003 or upon the sale of a Sale Hotel at any time. For the three and nine months ended September 30, 2002, the Company incurred termination fees of approximately $42,000 and $59,000, respectively. There were no such corresponding fees in 2001.

o In addition to the fees described above, HHM is entitled to an incentive fee equal to 20% of the amount by which "annual aggregate hotel level net operating income," for all the hotels for each twelve month period ending September 30, beginning with the twelve month period ending September 30, 2002, exceeds a certain base amount (such base amount is subject to adjustment for future purchases or the termination of an existing Management Agreement due to the sale of hotels, or for any other reason). For the twelve month period ended September 30, 2002, there was no incentive fee payable.

         On January 1, 2002, the TRS Lessee purchased accounts receivable aggregating approximately $781,000 from HHM in exchange for a note of the same amount due April 30, 2002 and bearing interest at a rate of 4%. The TRS Lessee and HHM negotiated an extended maturity date for the note at the same interest rate. The note plus interest is now due December 31, 2002.

         In January 2002, the Company disposed of its interest in a Super 8 hotel located in Macomb, Illinois, recognizing a loss of approximately $7,000. The sale generated gross proceeds of $1.2 million, which were used to repay existing debt.

         In May 2002, the Company disposed of its interest in Super 8 hotels located in Bedford, Texas, and Wichita Falls, Texas, recognizing a gain of approximately $58,000 on the Wichita Falls sale. The Company previously recorded an impairment provision on the Super 8 hotel in Bedford, Texas and therefore, no gain or loss was recognized at the time of sale. These sales generated gross proceeds of approximately $3.5 million, which were used to repay existing debt and to enhance the Company's credit position with selected banks.

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

         In June 2002, the Company renewed its credit line facility (the "Facility") with Mercantile Safe Deposit and Trust Company ("Mercantile") for a term expiring April 11, 2003. The Facility (approximately $21.3 million outstanding at September 30, 2002) includes a $1 million working capital loan ($.9 million at September 30, 2002), which allows for draws and repayments. Under the terms of the Facility, the availability under the working capital loan will be reduced by approximately $33,000 monthly. The Facility bears interest, payable monthly, at the prime rate plus one-quarter percent.

         Also, in June 2002, the Company increased its borrowing capacity under a revolving debt facility with U.S. Bank National Association ("US Bank") from $4.4 million to $10.1 million in conjunction with the refinancing of a mortgage loan payable to Firstar Bank. The debt facility bears interest at LIBOR plus 1.75% per annum and was due in October 2002. US Bank has extended the maturity of this facility through November 2002 to allow for the negotiation of its renewal for a three-year term.

         In July and August 2002, the Company disposed of its interest in two Wingate Inn hotels located in Las Colinas, Texas and Houston, Texas, recognizing a gain of approximately $9,000 on the Houston sale. The Company previously recorded an impairment provision on the Wingate Inn hotel located in Las

               HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Colinas, Texas and therefore, no gain or loss was recognized at the time of sale. These sales generated gross proceeds of approximately $7.1 million, which were used to repay existing debt.

         Also in August 2002, the Company disposed of its interest in a Super 8 hotel located in Russellville, Arkansas, recognizing a gain of approximately $218,000. The sale generated gross proceeds of approximately $1.1 million, which were used to repay existing debt.

         In September 2002, the Company disposed of its interest in a Super 8 hotel located in Denton, Texas, recognizing a gain of approximately $311,000. The sale generated gross proceeds of approximately $2.3 million, which were used to repay existing debt.

Hotel Properties Held For Sale

         In June 2001, the Company identified eleven hotel properties (the "Sale Hotels") that it decided to sell. As of September 30, 2002, the Company sold five of the Sale Hotels. Active marketing of five of the remaining eleven Sale Hotels ceased earlier in the year and these hotel properties were reclassified during the second quarter of 2002 from hotel properties held for sale to investments in hotel properties, at which time the Company also recorded depreciation expense for the period the hotel properties were classified as held for sale (approximately $740,000). The eleventh Sale Hotel was under contract as of September 30, 2002 with an expected sale to occur during the fourth quarter of 2002. However, due to certain circumstances, the prospective purchaser was unable to complete the transaction in the time period allotted in the sales contract. Accordingly, having no immediate plans to remarket this hotel property, the Company will reclassify this hotel property from hotel properties held for sale to investments in hotel properties during the fourth quarter of 2002. At such time, the Company will also record depreciation expense for the period that this hotel property was classified as held for sale.

         Through September 2002, the Company identified and actively marketed seven additional hotel properties that it decided to sell (the "2002 Sale Hotels"). As a result, the Company evaluated the recoverability of the carrying amounts of each of the 2002 Sale Hotels based on their estimated fair value less costs to sell. The Company determined the carrying amounts of two of the hotels were not recoverable from future cash flows from their operation and sale. Accordingly, the Company recognized an impairment loss of $1,246,000 (recorded in the second quarter of 2002).

         The Company has sold five of the 2002 Sale Hotels and has negotiated a sales contract on a sixth 2002 Sale Hotel. Due to market conditions and certain other factors considered by management, active marketing of the seventh 2002 Sale Hotel has ceased. This hotel property was reclassified during the third quarter of 2002 from hotel properties held for sale to investments in hotel properties, at which time the Company also recorded depreciation expense for the period that the hotel property was classified as held for sale (approximately $41,000). During the third quarter of 2002, the Company identified and began marketing an additional hotel property that it decided to sell. In October 2002, the Company successfully negotiated a sales contract on this property (to be classified as a 2002 Sale Hotel during the fourth quarter of 2002) and anticipates its sale to occur in either December 2002 or January 2003.

               HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Under the provisions of SFAS No. 144, the Company classified the 2002 Sale Hotels as hotel properties held for sale. Accordingly, the operating results of these hotel properties are included in discontinued operations for all periods presented and are summarized as follows:

                                                          Three months                      Nine months
                                                      ended September 30,               ended September 30,
                                                    2002             2001             2002            2001
                                                ------------     ------------     ------------    ------------

Revenues                                             $  598              449            2,770           1,396
Hotel and property operations expenses               $ (492)               4           (2,259)              1
Interest expense                                     $ (313)            (497)          (1,271)         (1,496)
Depreciation expense                                 $   (6)            (148)            (252)           (455)
Net gain on dispositions of assets                   $  529                -              984               -
Provision for impairment loss                        $    -                -             (881)              -
                                                ------------     ------------     ------------    ------------
                                                     $  316             (192)            (909)           (554)
                                                ============     ============     ============    ============


Subsequent Events

         In October 2002, the Company disposed of its interest in a Super 8 hotel located in Waco, Texas, recognizing a gain of approximately $1 million. The sale generated gross proceeds of approximately $2.5 million, which were used to repay existing debt.

         During the third quarter of 2002, the Company identified and began marketing an additional hotel property that it decided to sell. In October 2002, the Company successfully negotiated a sales contract on this property (to be classified as a 2002 Sale Hotel during the fourth quarter of 2002) and anticipates its sale to occur in either December 2002 or January 2003.

         The eleventh Sale Hotel, under contract at September 2002, is no longer being sold. Due to certain circumstances, the prospective purchaser was unable to complete the transaction in the time period allotted in the sales contract. Accordingly, having no immediate plans to remarket this hotel property, the Company will reclassify this hotel property from hotel properties held for sale to investments in hotel properties during the fourth quarter of 2002.

         A $10.1 million revolving debt facility with U.S. Bank ($5.3 million outstanding at September 30, 2002) matured in October 2002. US Bank has extended the maturity of this facility through November 2002 to allow for the negotiation of its renewal for a three-year term.

         In October 2002, the Company agreed not to terminate the Management Agreement for hotels that do not meet the 85% of budgeted hotel net operating income requirement and to defer payment of amounts by HHM to achieve the 85% of budgeted hotel net operating income until HHM earns incentive management fees under the terms of the Management Agreement.

               HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Earnings Per Share

         Basic earnings per share ("EPS") is computed by dividing earnings from continuing operations available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of convertible securities are computed using the "if converted" method and the dilutive effects of options, warrants and their equivalents (including fixed awards and nonvested shares issued under share-based compensation plans) are computed using the "treasury stock" method. The following table sets forth information relating to the computation of basic and diluted earnings per share:

                                                                Three months                  Nine months ended
                                                                September 30,                    September 30,
                                                          --------------------------      --------------------------
                                                             2002           2001            2002            2001
                                                          -----------     ----------      ----------     -----------
Numerator:
   Numerator for basic earnings per share
     available to common shareholders                        $ 1,827          2,116             595           4,492
   Minority interest expense relating to common
     operating partnership unit holders                            -            107             (27)            125
                                                          -----------     ----------      ----------     -----------
   Numerator for diluted earnings per share
     available to common shareholders                        $ 1,827          2,223             568           4,617
                                                          ===========     ==========      ==========     ===========

Denominator:
   Denominator for diluted earnings per
     share - weighted average shares outstanding              11,318         11,212          11,318          11,199
   Common operating partnership units                              -            852             751             863
                                                          -----------     ----------      ----------     -----------
   Denominator for diluted earnings per
     share - adjusted weighted average shares                 11,318         12,064          12,069          12,062
                                                          ===========     ==========      ==========     ===========

         Effects of potentially dilutive securities are presented only in the periods in which they are dilutive.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


         The discussion that follows is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2002 and 2001, and should be read along with the consolidated financial statements and notes.

Results of Operations

         The comparisons of operating results for the three and nine months ended September 30, 2002 and 2001 are affected significantly by the formation of the TRS Lessee, which became effective on January 1, 2002. The comparability of these periods is affected as follows:

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

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001

Operating results are summarized as follows (in thousands):

                                                          2002                                  2001
                                           -----------------------------------  ----------------------------------
                                              Hotel     2002 Sale                  Hotel     2002 Sale
                                           Properties    Hotels      Total       Properties    Hotels     Total        Variance
                                           -----------------------------------  ----------------------------------   ------------
Revenues                                      $ 18,840         598     19,438          8,848        449     9,297         10,141
Hotel and property operations expenses        $(12,821)       (492)   (13,313)        (1,949)         4    (1,945)       (11,368)
Interest expense                              $ (1,632)       (313)    (1,945)        (2,097)      (497)   (2,594)           649
Depreciation expense                          $ (1,842)         (6)    (1,848)        (1,765)      (148)   (1,913)            65
General and administrative expenses             $ (441)          -       (441)          (710)         -      (710)           269
Net gains (losses) on dispositions of assets
    and provision for impairment loss             $ 10         529        539              -          -         -            539
Minority interest                               $ (287)          -       (287)          (211)         -      (211)           (76)
                                           -----------------------------------  ----------------------------------   ------------
                                               $ 1,827         316      2,143          2,116       (192)    1,924            219
                                           ===================================  ==================================   ============

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

         The decrease in interest expense in 2002 was due primarily to a decrease in interest rates on the Company's variable rate debt ($150,000) and a reduction in outstanding debt resulting primarily from debt repayments in connection with asset dispositions ($499,000).

         The decrease in depreciation expense in 2002 was due primarily to the suspension of depreciation on the 2002 Sale Hotels ($132,000) coupled with the effects of fully depreciated assets. The decrease was offset in part by

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


depreciation on five Sale Hotels that were reclassified from hotel properties held for sale to investments in hotel properties during 2002 ($171,000).

         The decrease in general and administrative expenses in 2002 was due primarily to the June 30, 2002 termination of the Administrative Services Agreement ($263,000) and lower professional fees ($141,000). The decrease was offset in part by compensation costs ($180,000) for newly hired staff performing services previously rendered under the Administrative Services Agreement.

         In 2002, the Company recognized a gain ($539,000) primarily on the disposition of two 2002 Sale Hotels.

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001

Operating results summarized as follows (in thousands):

                                                          2002                                  2001
                                           -----------------------------------  ----------------------------------
                                              Hotel     2002 Sale                  Hotel     2002 Sale
                                           Properties    Hotels      Total       Properties    Hotels     Total        Variance
                                           -----------------------------------  ----------------------------------   ------------
Revenues                                      $ 51,462       2,770     54,232         22,902      1,396    24,298         29,934
Hotel and property operations expenses        $(35,732)     (2,259)   (37,991)        (2,669)         1    (2,668)       (35,323)
Interest expense                              $ (5,464)     (1,271)    (6,735)        (6,461)    (1,496)   (7,957)         1,222
Depreciation expense                          $ (6,041)       (252)    (6,293)        (5,814)      (455)   (6,269)           (24)
General and administrative expenses           $ (1,823)          -     (1,823)        (1,840)         -    (1,840)            17
Agreement cancellation expense                  $ (211)          -       (211)             -          -         -           (211)
Net gains (losses) on dispositions of assets
    and provision for impairment loss         $ (1,312)        103     (1,209)        (1,190)         -    (1,190)           (19)
Minority interest                               $ (284)          -       (284)          (436)         -      (436)           152
                                           -----------------------------------  ----------------------------------   ------------
                                                 $ 595        (909)      (314)         4,492       (554)    3,938         (4,252)
                                           ===================================  ==================================   ============

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

         The decrease in interest expense in 2002 was due primarily to a decrease in interest rates on the Company's variable rate debt ($703,000), and a reduction in outstanding debt resulting primarily from debt repayments in connection with asset dispositions ($857,000). The decrease was offset in part by prepayment penalties ($338,000) associated with unscheduled principal payments on certain of the Company's debt.

         The increase in depreciation expense in 2002 was due primarily to depreciation on five Sale Hotels that were reclassified from hotel properties held for sale to investments in hotel properties during 2002 ($626,000). The increase was offset in part by asset dispositions ($443,000), suspension of depreciation on the remaining Sale Hotel and 2002 Sale Hotels ($65,000), and the effects of fully depreciated assets.

         The decrease in general and administrative expenses in 2002 was due primarily to the June 30, 2002 termination of the Administrative Services Agreement ($363,000). The decrease was offset in part by compensation costs ($312,000) for newly hired staff performing services previously rendered under the Administrative Services Agreement.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


         Agreement cancellation expense represents the fee incurred in June 2002 to terminate the Construction Services aspect of the Administrative Services Agreement.

         In 2002, the Company recognized a gain ($1,037,000) primarily on the dispositions of a Sale Hotel and three 2002 Sale Hotels. Additionally, based on negotiations with prospective purchasers, the Company determined that the carrying amounts of two Sale Hotels and two 2002 Sale Hotels would not be recoverable from future cash flows from their operation and sale. Accordingly, the Company recognized an impairment loss ($2,246,000) related to these hotels during the first half of 2002. In 2001, the Company determined that the carrying amounts of four of the Sale Hotels were not recoverable from future cash flows from their operation and sale. Accordingly, the Company recognized an impairment loss ($1,192,000) related to these hotels during the first half of 2001.

         The following table sets forth the operating results of the hotel properties for the three and nine months ended September 30, 2002 and, on a proforma basis, for the three and nine months ended September 30, 2001 assuming that the leases with HHM had been converted to management contracts on January 1, 2001 (in thousands):

                                                           Three months                      Nine months
                                                        ended September 30,               ended September 30,
                                                       2002            2001              2002            2001
                                                    ------------    ------------     -------------    ------------
Revenues                                              $  19,438          21,612            54,232          59,498
Hotel and property operations expenses                $ (13,313)        (14,295)          (37,991)        (40,052)
                                                    ------------    ------------     -------------    ------------
Contribution margin from hotel operations             $   6,125           7,317            16,241          19,446
                                                    ============    ============     =============    ============
Contribution margin as a percent of revenues              31.5%           33.9%             29.9%           32.7%
                                                    ============    ============     =============    ============

Average daily room rate (ADR)                         $   51.94         $ 52.20           $ 50.34         $ 50.95
Revenue per available room (RevPAR)                   $   35.54         $ 35.55           $ 31.84         $ 32.88
Occupancy percentage                                        68%             68%               63%             65%

         The decrease in revenues for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 was due primarily to the disposition of nine hotel properties (four of which were sold during the third quarter of 2002). The decrease in revenues for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was due primarily to the disposition of nine hotel properties (one of which was sold in October 2001 with the remaining eight sales occurring in 2002), coupled with a two percentage point reduction in occupancy, which largely reflects the effects of the economic recession and new competition in certain markets.

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

         Effective January 1, 2002, the TRS Lessee entered into a management agreement with HHM to manage the Hotels. Through the TRS structure, the Company effectively has assumed greater risk in that the TRS Lessee now bears the responsibility for all of the operating expenses of the Hotels, plus payment of rent to the Company and management fees to HHM. Accordingly, the Company's income and ability to meet its debt service obligations and make distributions to its shareholders depends upon the operations of the Hotels being conducted in a manner that maintains or increases revenue, or reduces expenses, to generate

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


sufficient hotel operating income for the TRS Lessee to pay the Hotels' operating expenses, including management fees, and rent to the Company. The Company depends on rent payments from the TRS Lessee to pay the Company's operating expenses and debt service and to make distributions to shareholders. The effects of the economic recession on the overall U.S. economy have had an adverse effect on the revenues of the Company's Hotels, and there can be no assurance that the operating performance of the Company's Hotels will improve in the foreseeable future.

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

Financing

         At September 30, 2002, the Company had long-term debt of approximately $92.2 million consisting of notes, mortgages payable and bonds. Aggregate annual principal payments and payments to bond sinking funds for the next five years (including the remainder of 2002) and thereafter are as follows (in thousands):


                                2002                     $ 6,327
                                2003                      44,384
                                2004                      16,978
                                2005                       2,871
                                2006                         918
                          Thereafter                      20,678
                                                -----------------
                                                        $ 92,156
                                                =================

         Maturities in 2002 include a $10.1 million revolving debt facility with US Bank ($5.3 million outstanding at September 30, 2002). US Bank has extended the maturity of this facility through November 2002 to allow for the negotiation of its renewal for a three-year term.

         Maturities in 2003 include a credit facility from Fleet National Bank ($10 million at September 30, 2002, maturing January 2003), a mortgage loan payable to Wells Fargo Bank (approximately $11.5 million at September 30, 2002, maturing July 2003), and a mortgage loan payable to Mercantile Safe Deposit and Trust Company (approximately $21.3 million at September 30, 2002, maturing April
2003). The Company is currently negotiating a $40 million mortgage loan (the "Facility") with a new lender and will use the proceeds from the Facility to repay the existing loans from Fleet National Bank ("Fleet"), Wells Fargo Bank ("Wells Fargo"), and all but approximately $4.1 million of the loan with Mercantile Safe Deposit and Trust Company ("Mercantile"). The Company expects that the Facility will bear interest at a fixed rate of 7.5%, will mature in November 2012 and will be secured by first mortgages on substantially all of the hotel properties that currently secure the existing loans from Fleet, Wells Fargo, and Mercantile.

         There can be no assurance that the Company will be able to successfully negotiate the refinancing of its debt obligations as they become due, or, if it is able to refinance its debt, whether such refinancing will be extended at similar rates and terms.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


Convertible Debentures
----------------------

         The Company recently announced plans to offer up to $15 million of convertible subordinated debentures. The debentures will be offered exclusively to accredited investors, and will represent a direct placement of securities pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. If executed, the Company expects to use the net proceeds generated from the private placement of debentures to repay certain debt, to fund potential acquisitions, to repurchase preferred operating partnership units from limited partners, or for other business purposes.

         The proposed offering is subject to market and other conditions, and there can be no assurance that it will occur, or of the exact amount of net proceeds.

Redemption of Preferred Operating Partnership ("OP") Units
----------------------------------------------------------

         At September 30, 2002, there were 376,434 Preferred OP Units outstanding. The Preferred OP Units are redeemable, at the option of the holders, for common shares of the Company, or for cash at $10 per share. Redemptions in the form of cash ("Cash Redemptions") may occur upon the second anniversary (October 2002) following the issuance of such units, and on every anniversary thereafter up to October 2009. The Company has 60 days upon receipt of a Cash Redemption notice to make such payments.

         The Company has received notices of Cash Redemptions representing approximately 160,000 Preferred OP Units. The Company expects to fund these Cash Redemptions through the following means:

     o    Cash generated from operating activities;
     o    Short term borrowings against the Company's line of credit; or
     o    Proceeds generated from the proposed debenture offering.

Disposition of Hotel Properties
-------------------------------

         During 2002, the Company has successfully completed the sale of four Sale Hotels and five 2002 Sale Hotels. The Company has also successfully negotiated sale contracts on two additional 2002 Sale Hotels. The following table provides additional information regarding the Sale Hotels and the 2002 Sale Hotels (in thousands):

           Hotel            Location           Designation          Date Sold         Gross Proceeds
       ------------------------------------------------------------------------------------------------
       Hotels sold in 2002:
       Super 8        Macomb, IL               Sale Hotel          January 2002                $ 1,200
       Super 8        Bedford, TX              Sale Hotel            May 2002                    1,665
       Super 8        Wichita Falls, TX        Sale Hotel            May 2002                    1,850
       Super 8        McKinney, TX           2002 Sale Hotel        June 2002                    2,295
       Wingate Inn    Las Colinas, TX        2002 Sale Hotel        July 2002                    3,550
       Wingate Inn    Houston, TX              Sale Hotel          August 2002                   3,550
       Super 8        Russellville, AR       2002 Sale Hotel       August 2002                   1,065
       Super 8        Denton, TX             2002 Sale Hotel      September 2002                 2,325
       Super 8        Waco, TX               2002 Sale Hotel       October 2002                  2,525
                                                                                    -------------------
                                                                                                20,025
                                                                                    -------------------
       Hotel sales expected in 2002:
       Super 8        Jacksonville, IL       2002 Sale Hotel           N/A                       1,060     (a)
       Super 8        Garden City, KS        2002 Sale Hotel           N/A                       1,043     (a)
                                                                                    -------------------
                                                                                                 2,103
                                                                                    -------------------
       Total expected 2002 dispositions                                                       $ 22,128
                                                                                    ===================
(a)    Represents estimated gross proceeds from pending sales.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


         The proceeds from the disposition of the four Sale Hotels and the five 2002 Sale Hotels in 2002 have been used to repay existing debt and to enhance the Company's credit position with selected banks. The Company intends to apply all proceeds from the disposition of the remaining 2002 Sale Hotels to further reduce its existing debt. There can be no assurance that these hotels will be sold at their current negotiated prices or that the Company will be able to successfully complete these sales.

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

         The Company's FFO for the three and nine months ended September 30, 2002 was $3,739,000 and $7,472,000, respectively, representing decreases of $309,000 and $4,361,000 from the $4,048,000 and $11,833,000 reported for the three and nine months ended September 30, 2001, respectively. The reduction in FFO is due substantially to the change in the Company's principal source of revenues as discussed previously, and reflects the payment of approximately $3.4 million in management fees during 2002 as a result of the change.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to the ability of the Lessee to make rent payments, adverse changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


(including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, supply and demand for hotel rooms in the Company's current and proposed market areas and general accounting principles, policies and guidelines applicable to real estate investment trusts and other risks and uncertainties described in the Company's filings with the SEC from time to time, including, specifically, the Current Report on Form 8-K filed with the SEC on April 2, 2002. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         There has been no material change in the Company's interest rate exposure subsequent to December 31, 2001.

Item 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures. Within the 90 days
          -------------------------------------------------
          prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c). Based upon that evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     (b)  Changes in internal controls. Since the date of the evaluation, there
          ----------------------------
          have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

Part II.  OTHER INFORMATION:



Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities and Use of Proceeds
         Pursuant to loan covenant modifications with certain of the Company's lenders, the Company is restricted from paying dividends on its common stock in 2002; however, such payments shall be permitted in 2003 to the extent necessary to preserve the Company's REIT tax status.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         Summary Financial Data (in thousands, except per share data)
         The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the consolidated statements of operations and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                                                   Three months                  Nine months
                                                               ended September 30,           ended September 30,
                                                          ----------------------------   ----------------------------
                                                              2002            2001           2002            2001
                                                          ------------    ------------   ------------    ------------
Net earnings (loss)                                           $ 2,143           1,924           (314)          3,938
                                                          ============    ============   ============    ============
Net earnings (loss) per share - basic                          $ 0.19            0.17          (0.03)           0.35
                                                          ============    ============   ============    ============
Net earnings (loss) per share - diluted                        $ 0.19            0.17          (0.03)           0.34
                                                          ============    ============   ============    ============
FFO                                                           $ 3,739           4,048          7,472          11,833
                                                          ============    ============   ============    ============

Net cash flow:
    Provided by operating activities                          $ 1,667           4,565          4,477          10,053
    Provided (used) by investing activities                   $ 9,590          (1,031)        15,161          (4,080)
    Used by financing activities                            $ (11,326)         (1,953)       (23,825)         (3,991)
                                                          ============    ============   ============    ============

Weighted average number of shares outstanding                  11,318          11,212         11,318          11,199
                                                          ============    ============   ============    ============

RECONCILIATION OF NET EARNINGS
    TO FFO

Earnings before discontinued operations                       $ 1,827           2,116            595           4,492
Depreciation                                                    1,842           1,765          6,041           5,814
Net (gains) losses on dispositions of assets
    and provision for impairment loss                             (10)              -          1,312           1,190
Minority interest                                                 287             211            284             436
                                                          ------------    ------------   ------------    ------------
    FFO before discontinued operations                          3,946           4,092          8,232          11,932
                                                          ------------    ------------   ------------    ------------

Earnings from discontinued operations                             316            (192)          (909)           (554)
Depreciation                                                        6             148            252             455
Net (gains) losses on dispositions of assets
    and provision for impairment loss                            (529)              -           (103)              -
                                                          ------------    ------------   ------------    ------------
    FFO from discontinued operations                             (207)            (44)          (760)            (99)
                                                          ------------    ------------   ------------    ------------

      FFO                                                     $ 3,739           4,048          7,472          11,833
                                                          ============    ============   ============    ============

Item 6.  Exhibits and Reports on Form 8-K
(A)      Exhibits - None.

(B)      On August 14, 2002, the Company filed a Form 8-K, under Item 5, containing the certifications of its chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(C)      On September 25, 2002, the Company filed a Form 8-K, under Item 5, announcing a proposed private offering of convertible debentures.

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

                  HUMPHREY HOSPITALITY TRUST, INC.


               By:      /s/ George R. Whittemore
                       ------------------------------------------
                       George R. Whittemore
                       President and Chief Executive Officer

Dated this 14th day of November 2002.

                HUMPHREY HOSPITALITY TRUST INC, AND SUBSIDIARIES
                                 CERTIFICATIONS

I, George R. Whittemore, President and Chief Executive Officer of Humphrey Hospitality Trust, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Humphrey Hospitality Trust, Inc;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 14, 2002             /s/ George R. Whittemore
                                       -----------------------------------------
                                       George R. Whittemore
                                       President and Chief Executive Officer

I, Michael M. Schurer, Chief Financial Officer of Humphrey Hospitality Trust, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Humphrey Hospitality Trust, Inc;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 14, 2002             /s/ Michael M. Schurer
                                       ------------------------------------
                                       Michael M. Schurer
                                       Chief Financial Officer