Form 10-K
period 2002-12-31
HUMPHREY HOSPITALITY TRUST INC
filed 2003-03-31
CIK 929545

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:  0-25060

HUMPHREY HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State of Incorporation)	(I.R.S. employer identification no.)

7170 Riverwood Drive, Columbia, MD 21046	(443) 259-4900
(Address of principal executive offices)	(Registrant’s telephone number)

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

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

As of June 28, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the $2.39 closing price on that date) was approximately $27,050,000.

As of March 21, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $24,219,000 based on the last sale price in The Nasdaq National Market for such stock and the number of shares of the registrant’s common stock outstanding was 12,049,350.

Documents Incorporated by Reference

Portions of the Company’s definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 22, 2003.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Certain information both included and incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, risks associated with debt financing, interest rates, competition, supply and demand for hotel rooms in the Company’s current and proposed market areas, policies and guidelines applicable to real estate investment trusts and other risks and uncertainties described in the Company’s filings with the SEC from time to time.  These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

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

          HHTI, through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”), owns a controlling interest in Humphrey Hospitality Limited Partnership (“HHLP”) and E&P Financing Limited Partnership (collectively, the “Partnerships”).  As of December 31, 2002, the Company owned an approximately 88% general partnership interest in Humphrey Hospitality Limited Partnership and a 100% interest in E&P Financing Limited Partnership.  Humphrey Hospitality Limited Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the “Subsidiary Partnership”).

          As of December 31, 2002, the Company, through the Partnerships and the Subsidiary Partnership, owned 81 limited service hotels (each a “Hotel”, or collectively the “Hotels”) and one office building.  The Hotels are leased to the Company’s taxable REIT subsidiary, TRS Leasing, Inc. and its wholly owned subsidiary, TRS Subsidiary, LLC (collectively the “TRS Lessee”), and are managed by Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc. (collectively “HHM”).

Taxable REIT Subsidiary

          Prior to the REIT Modernization Act (RMA), which became effective January 1, 2001, in order for the Company to qualify as a REIT, neither the Company, the Partnerships nor the Subsidiary Partnership could operate the Hotels.  Therefore, each of the Hotels was leased to HHM under percentage leases (the “Percentage Leases”).  During 2000, the Percentage Leases provided for base rents and percentage rents equal to varying percentages of quarterly and semiannual room revenue and annual room revenue in excess of a threshold amount and 8% of monthly other revenues. Operating expenses other than real estate taxes and property-related insurance were the responsibility of HHM. The leases were amended effective January 1, 2001, to simplify the percentage rent provisions and change the expense responsibilities.  Under the amended leases, percentage rents were adjusted to 17.9% of monthly room revenues and HHM assumed responsibility for real estate taxes and property-related insurance costs in exchange for a reduction in rent approximating such costs.  With the introduction of the RMA, the Company is permitted to lease the Hotels to one or more wholly owned taxable REIT subsidiaries of the Company (“TRS”).  Accordingly, the Company has formed a TRS in accordance with the RMA.  Under the RMA, the TRS Lessee is required to enter into management agreements with an “eligible independent contractor” who will manage the Hotels leased by the TRS Lessee.  The following has occurred in connection with the formation of the TRS Lessee:

•	Effective December 31, 2001, the Company terminated the percentage leases with respect to the Hotels with HHM.

•

Effective January 1, 2002, the Company, as lessor, and the TRS Lessee, as lessee, entered into a new lease agreement (the “Master Lease”) having a term of five years.  In November 2002, in connection with a recent refinancing provided by Greenwich Capital Financial Products, Inc. (“Greenwich”), the Master Lease was terminated and the Company and the TRS Lessee entered into a new lease for 32 of the Hotels (“the New Lease”), and an amended lease for the remaining hotels (“the Amended Lease”)

Financial and Administrative Services Agreement

          Effective January 1, 2002, the Company and HHM entered into a new administrative agreement (the “Administrative Services Agreement”) which replaced the Financial and Administrative Services Agreement that was in effect in 2001.  Pursuant to the Administrative Services Agreement, which was terminated effective June 30, 2002, HHM provided the Company with the following:

•

Accounting and financial reporting, real estate portfolio management and other administrative services for a monthly fee of approximately $71,000 (“Monthly Administrative Fee”).  Accordingly, for the year ended December 31, 2002, the Company incurred related fees of  $425,000.

•

Supervisory services (“Construction Services”) related to development, construction, alteration or capital improvement projects at the Company’s Hotels for a fee equal to 9% of the actual documented third party costs which result in capitalized additions to fixed assets at the Company’s Hotels.  The Company incurred fees related to Construction Services of $118,000 in 2002.  In addition, the Company reimbursed HHM for actual documented salary, benefits and travel expenses of HHM’s employees directly related to providing Construction Services.  For the year ended December 31, 2002, such reimbursements were $135,000.

•

The Construction Services aspect of the Administrative Services Agreement, which would have otherwise expired in September 2003, was also terminated effective June 30, 2002.  In doing so, the Company paid an agreement cancellation fee of approximately $211,000.

Management Agreement

          Effective January 1, 2002, the TRS Lessee entered into a management agreement (the “Management Agreement”) with HHM as to the Hotels leased to the TRS Lessee, pursuant to which HHM will operate all of the Hotels.  On November 26, 2002, the Management Agreement was amended (the “Amended Management Agreement”) in conjunction with a recent refinancing provided by Greenwich.

          The principal provisions of the Management Agreement were as follows:

•

With respect to the Sale Hotels (defined below), HHM was entitled to the following fees: (a) prior to March 31, 2002, a base management fee equal to 5% of gross hotel income, as defined, plus a potential incentive fee and (b) effective April 1, 2002 through the end of the term, (i) a base management fee equal to 5% of gross hotel income, plus (ii) an accounting fee equal to 1/2% of gross hotel income, plus (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee.

•

With respect to the remaining Hotels, HHM was entitled to the following fees: (i) a base management fee equal to 5% of gross hotel income (6% through March 31, 2002), plus (ii) an accounting fee equal to 1/2% of gross hotel income, plus (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee.

          The Amended Management Agreement provides for the following:

•	The extension of the initial term from September 2005 to December 2007, and an additional five-year extension of the Amended Management Agreement upon the occurrence of certain conditions.

•

A (i) base management fee equal to 5% of gross hotel income, plus (ii) an accounting fee equal to 1/2% of gross hotel income, plus (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee, through December 31, 2003.  From January 1, 2004 to the end of the term, the base management fee is reduced to 4% of gross hotel income, while the other fees remain the same.

•

The TRS Lessee may terminate the Amended Management Agreement with respect to any Hotel at any time (without payment of any termination fee) if (i) HHM fails to achieve ninety percent (90%) of the aggregate Approved Budget Hotel NOI (as defined) for all Hotels for any calendar year commencing with the year 2003; provided, however, that HHM shall have the right, but not the obligation, to avoid termination by supplementing NOI by paying to the TRS Lessee an amount sufficient to increase aggregate NOI to ninety percent (90%) of Approved Budget NOI, (ii) a franchise agreement for such Hotel is terminated solely as a result of the failure of HHM to satisfy its obligations under this Amended Management Agreement or, (iii) HHM fails to achieve ninety percent (90%) of the Approved Budget Hotel NOI for all Hotels for two consecutive years during the term of the Amended Management Agreement, regardless of whether HHM has supplemented NOI as described in (i) above.

•

This Agreement may be terminated by the TRS Lessee upon a change of control (as defined) during the operating term, in which event the TRS Lessee will pay HHM a termination fee equal to 50% of the sum of HHM’s basic and incentive fees for the most recent twelve (12) month period ended prior to the date of termination

          Both the Management Agreement and the Amended Management Agreement provide for the following:

•

Effective January 1, 2002, the TRS Lessee will reimburse HHM up to an aggregate of $300,000 annually for HHM’s reasonable documented out-of-pocket and compensation expenses for HHM’s employees who oversee sales and marketing activity on behalf of the Hotels, and $150,000 annually for payroll processing services.  However, in consideration of the Company’s continued payment of the Monthly Administrative Fee through June 30, 2002, HHM agreed to waive its marketing and payroll reimbursements through June 30, 2002. The Company incurred related fees of $225,000 in 2002.

•

Upon the Company’s sale of a Hotel prior to September 30, 2003, the TRS Lessee will pay to HHM a termination fee equal to 33-1/3% of the base management fee and incentive fee, if any, for the most recent 12-month period ended prior to the date of termination.  No termination fee is payable upon termination of either of the agreements upon sale of a hotel after September 30, 2003 or upon the sale of a Sale Hotel at any time. The TRS Lessee incurred related fees of $82,000 in 2002.

•

In addition to the fees described above, HHM is entitled to an incentive fee equal to 20% of the amount by which “annual aggregate Hotel level net operating income,” for all the hotels for each twelve month period ending September 30, beginning with the twelve month period ended September 30, 2002, exceeds a certain base amount (such base amount is subject to adjustment for future purchases or the termination of an existing Management Agreement or Amended Management Agreement due to the sale of Hotels, or for any other reason). No incentive fees were earned by HHM in 2002.

Other Matters

          On January 1, 2002, the TRS Lessee purchased accounts receivable aggregating approximately $781,000 from HHM in exchange for a note of the same amount originally due April 30, 2002 and bearing interest at a rate of 4%.  The note plus interest is expected to be repaid in full prior to July 2003.

Disposition of Hotel Properties

          In June 2001, the Company identified eleven hotel properties (the “Sale Hotels”) that it decided to sell.  As of December 31, 2002, the Company sold five of the Sale Hotels.  Active marketing of the six remaining Sale Hotels ceased during 2002 and these hotel properties were reclassified from hotel properties held for sale to investments in hotel properties, at which time the Company also recorded depreciation expense for the period the hotel properties were classified as held for sale (approximately $818,000).

          In 2002, the Company identified and actively marketed eight additional hotel properties that it decided to sell (the “2002 Sale Hotels”).  As a result, the Company evaluated the recoverability of the carrying amounts of each of the 2002 Sale Hotels based on their estimated fair value less costs to sell.  The Company determined the carrying amounts of two of the hotels were not recoverable from future cash flows from their operation and sale.  Accordingly, the Company recognized an impairment loss of $1,246,000 in the second quarter of 2002.

          The Company sold six of the 2002 Sale Hotels during 2002.  Due to market conditions and certain other factors considered by management, active marketing of two of the 2002 Sale Hotels ceased during 2002.  These Hotels were reclassified from hotel properties held for sale to investments in hotel properties, at which time the Company also recorded depreciation expense for the period that the hotel properties were classified as held for sale (approximately $41,000).

          During 2002, the Company successfully completed the sale of ten Hotels.  The following table provides additional information regarding the Hotels that were sold (in thousands):

Hotel	Location	Date Sold	Type	Gross Proceeds	Gain (Loss)*

Super 8	Macomb, IL	January 2002	Sale Hotel	$1,200	$(7)
Super 8	Bedford, TX	May 2002	Sale Hotel	1,665	(299)
Super 8	Wichita Falls, TX	May 2002	Sale Hotel	1,850	287
Super 8	McKinney, TX	June 2002	2002 Sale Hotel	2,295	265
Wingate Inn	Las Colinas, TX	July 2002	2002 Sale Hotel	3,550	(881)
Wingate Inn	Houston, TX	August 2002	Sale Hotel	3,550	(407)
Super 8	Russellville, AR	August 2002	2002 Sale Hotel	1,065	154
Super 8	Denton, TX	September 2002	2002 Sale Hotel	2,325	161
Super 8	Waco, TX	October 2002	2002 Sale Hotel	2,525	618
Super 8	Jacksonville, IL	December 2002	2002 Sale Hotel	1,060	80

				$21,085	$(29)

          *Includes effect of impairment loss, where applicable.

Debt Financings and Refinancings

          In May 2002, the Company satisfied a $620,000 mortgage loan on its Super 8 hotel located in Norfolk, Nebraska, and pledged the hotel as additional collateral to Wells Fargo Bank (formerly Marquette Bank).  This property was subsequently pledged as collateral to Greenwich with the refinancing of the Company’s debt obligation to Wells Fargo Bank.

          In June 2002, the Company renewed its secured credit line facility (the “Facility”) with Mercantile Safe Deposit and Trust Company (“Mercantile Bank”) for a term expiring April 11, 2003.  The Company’s expectations for refinancing and/or extending the term of the Facility are discussed below.  The Facility ($4.0 million at December 31, 2002) permits no future borrowing by the Company, and bears interest, payable monthly, at the prime rate plus one-quarter percent.

          Also, in June 2002, the Company increased its borrowing capacity under a secured revolving debt facility (“Revolving Facility”) with U.S. Bank National Association (“US Bank”) from $4.4 million to $10.1 million in conjunction with the refinancing of a mortgage loan payable to Firstar Bank.  The Revolving Facility ($8.6 million outstanding at December 31, 2002) is available for our general corporate purposes, including dividends and distributions to our shareholders.  In December 2002, US Bank extended the maturity date of the Revolving Facility through December 31, 2005, and reduced the maximum amount that may be borrowed under the Revolving Facility to $10.0 million.  Interest is calculated periodically on the borrowings outstanding under the Revolving Facility on a variable rate basis using the US Bank Prime Rate (4.25% at December 31, 2002).  The actual amount that may be borrowed at any time will be limited to a loan to value ratio of 55% through June 30, 2003, and 50% thereafter.  The value of the Hotels securing the loan is measured on a quarterly basis by dividing the operating cash flows of the collateral (operating income after management fees and a reserve [4%] for recurring capital expenditures) by an assumed capitalization rate of 12%.

          In November 2002, the Company entered into a $40 million mortgage loan with Greenwich (the “Greenwich Loan”).  The proceeds of the Greenwich Loan were used primarily to repay existing debt and to establish real estate tax, insurance and capital expenditure reserves.  The Greenwich Loan bears interest at a fixed rate of 7.5% per year, matures in December 2012 and is secured by first mortgages on 32 Hotels.

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

(c)   Narrative Description of Business

          General.  At December 31, 2002, the Company owned, through the Partnerships and the Subsidiary Partnership, 81 Hotels in 19 states. At December 31, 2002, the Hotels were operated by HHM, which was owned by James I. Humphrey, Jr., a director of the Company.  Paul Schulte, the Company’s Chairman of the Board, serves as an interim President of Supertel Hospitality Management, Inc. for an annual compensation package of one dollar ($1.00).  No other member of the Company’s board has a financial interest in HHM.

          The Company’s primary objective is to increase shareholder value through increasing the operating returns of its Hotels and by acquiring equity interests in hotels that meet the Company’s investment criteria.

          Internal Growth Strategy  Prior to January 1, 2002, the Company’s use of Percentage Leases with HHM allowed the Company to participate in increased revenue from the Hotels.  Effective January 1, 2002, the Company began operating the Hotels under a TRS structure, which permitted the Company to terminate its leases with HHM and lease the Hotels to the TRS Lessee.  The TRS Lessee is now entitled to all hotel operating profits after lease payments to the Company and payment of all hotel operating expenses, including management fees to HHM.

          Acquisition Strategy The Investment Committee of the Board of Directors conducts necessary due diligence and financial analysis required to make recommendations regarding acquisitions, dispositions, renovations and development.  Any acquisition, investment or purchase of property involving a total purchase price of $3 million or more requires approval of the Board of Directors and any transaction or series of related transactions involving a total purchase price of less than $3 million may be effected by the Chief Executive Officer of the Company or his designee without approval of the Board of Directors.  The Company has a policy that governs the Company’s investment in hotel properties (the “Investment Policy”), including the acquisition and development of hotels.  Under the Investment Policy, the Company will not acquire a hotel property unless the Company can demonstrate that it can reasonably expect an annual return on its investment (calculated as rent less reserves for furniture, fixtures and equipment of 6% of room revenues (“FFE Reserves”), that is equal to or greater than 12% of the total purchase price to be paid by the Company for such property.  The Company applies the Investment Policy to a hotel property prior to its acquisition.  There can be no assurance that increases in FFE Reserves, which are based on room revenues, will not decrease the Company’s annual return on its investment in any hotel to a level below that set out in the Investment Policy.  The Company’s general investment criteria are described below:

•

Nationally franchised hotels in locations with relatively high demand for rooms, relatively low supply of competing hotels and significant barriers to entry into the hotel business, such as a scarcity of suitable hotel sites or zoning restrictions;

•	Poorly managed hotels, which could benefit from new management, a new marketing strategy and association with a national franchisor;

•	Hotels in a deteriorated physical condition, which could benefit significantly from renovations; and

•	Hotels in attractive locations that could benefit significantly by changing franchises to a grade that is more appropriate for the location and clientele.

          The Company is not currently pursuing acquisition opportunities.

          Sale of Hotels  The Company may undertake the sale of one or more of the Hotels from time to time in response to changes in market conditions, the Company’s current or projected return on its investments in the Hotels or other factors which the Board of Directors deems relevant.

          As discussed previously, the Company has undertaken a disposition program in 2002 and 2001 that included the sale of five Sale Hotels and six 2002 Sale Hotels.  The proceeds from the sales of the Sale Hotels and 2002 Sale Hotels were used primarily to repay existing debt.

          Development Strategy  Subject to market conditions and the availability of financing, the Company may selectively grow through the development of new limited-service hotels located in secondary and tertiary markets, typically with under 150 rooms, that are similar to the Company’s present hotels.  The Company is interested in sites that offer the potential to attract a diverse mix of potential market segments.

          Because a development project has no prior operations to which the Company’s Investment Policy can be applied, the Company intends to invest only in developments where it reasonably believes it will receive an annual return on its investment that is consistent with the Investment Policy.

          The Company’s site selection criteria include some or all of the following characteristics:

•	relatively low land costs, particularly as compared with major metropolitan areas;

•	sites that exist on or near major highways;

•	areas that have strong industrial bases with the potential for future growth;

•	communities with state or federal installations, colleges or universities; and

•	sites that currently have an aging hotel presence.

          These criteria describe the basic characteristics that the Company looks for prior to committing to the development of a new hotel.  Sites that are selected may have some or all of the market characteristics described above, as well as characteristics that are not specifically described herein.  It is not anticipated that all sites selected by the Company will possess all of the characteristics described herein.  The Board of Directors may change the Company’s Investment Policy without shareholder approval.

          The Company is not currently pursuing development opportunities.

          Operating Practices  HHM utilizes a centralized accounting and data processing system, which facilitates financial statement and budget preparation, payroll management, internal auditing and other support functions for the on-site hotel management team.

          Each Hotel managed by HHM employs a general manager who is responsible for the overall operations of the Hotel.  General managers report to regional managers, who generally have responsibility for six to 12 of the Hotels.  Daily operations are managed using a centralized approach through regional operations managers.  HHM’s strategy is to encourage decision-making by those people closest to the hotel operation level at the lowest administrative cost.

          Property Management  Prior to the REIT Modernization Act (RMA), which became effective January 1, 2001, in order for the Company to qualify as a REIT, neither the Company, the Partnerships nor the Subsidiary Partnership could operate the Company’s hotels.  Therefore, each of the Hotels was leased to HHM under Percentage Leases.  With the introduction of the RMA, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries of the Company (“TRS”).  The Company has formed a wholly owned TRS (the TRS Lessee) in accordance with the RMA.  Under the RMA, the TRS Lessee is required to enter into management agreements with “eligible independent contractors” who will manage hotels leased by the TRS Lessee.  Effective December 31, 2001, the Company entered into the Termination Agreement with HHM pursuant to which, among other things, the parties terminated the existing Percentage Leases between the Company, as lessor, and HHM as lessee.  Effective January 1, 2002, (i) the Company, as lessor, and the TRS Lessee, as lessee, entered into new leases, and (ii) the TRS Lessee entered into a Management Agreement with HHM as to the Hotels owned by the Company and now leased to the TRS Lessee, pursuant to which HHM operates all of the Hotels.

          Franchise Agreements  At December 31, 2002, the TRS Lessee held the franchise licenses for 57 of the Hotels while HHM holds the franchise licenses for 23 of the Hotels.  In connection with the new TRS structure that became effective January 1, 2002, the Company expects to arrange for the transfer, over time, of the remaining hotel franchise licenses from HHM to the TRS Lessee.

          The Company currently operates under the following franchise brands:

Franchise Brand	Number of Hotels

Comfort Inn	13
Comfort Suites	1
Best Western Suites	1
Holiday Inn Express	3
Hampton Inn	4
Super 8*	55
Ramada Limited*	1
Days Inn*	1
Shoney’s Inn	1
Independent (no franchise)	1

          *The franchise licenses for these hotels are held by the TRS Lessee

          Seasonality of Hotel Business  The hotel industry is seasonal in nature. Generally, revenues for hotels operating in the geographic areas in which the Hotels operate are greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of the Company’s Hotels located in Florida, which experience peak demand in the first and fourth quarters of the year.  The Hotels’ operations historically reflect this trend.

          Competition  The hotel industry is highly competitive.  Each of the Hotels is located in a developed area that includes other hotel properties.  The number of competitive hotel properties in a particular area could have a material adverse effect on revenues, occupancy and the average daily room rate (“ADR”) of the Hotels or at hotel properties acquired or developed in the future.  Recently, a number of the Company’s Hotels have experienced increased competition in the form of newly constructed competing hotels in the local markets.

          The Company may compete for investment opportunities with entities that have substantially greater financial resources than the Company.  These entities generally may be able to accept more risk than the Company can prudently manage. Competition in general may reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell.  Further, the Company believes that competition from entities organized for purposes substantially similar to the Company’s objectives could increase significantly.

          Employees  At December 31, 2002, the Company had 10 employees.

          General Information  The Company’s executive offices are located at 7170 Riverwood Drive, Suite A, Columbia, Maryland 21046, its telephone number is (443) 259-4900 and it maintains an Internet website located at www.humphreyhospitality.com.  The Company’s annual report on Form 10-K and quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after they are filed with the SEC.

Item 2.      Properties

          The following tables sets forth certain information with respect to the Hotels as of December 31, 2002:

Hotel Brand	Rooms	2002 Occupancy%

Super 8
Aksarben-Lincoln, NE	73	54%
Allentown, PA	82	42%
Anamosa, IA	35	57%
Antigo, WI	52	62%
Batesville, AR	49	69%
Burlington, IA	62	63%
Charles City, IA	42	64%
Clinton, IA	63	62%
College Station, TX	89	56%
Columbus, NE	63	48%
Cornhusker–Lincoln, NE	133	80%
Creston, IA	122	78%
Dyersville, IA	45	42%
El Dorado, KS	49	70%
Fayetteville, AR	83	56%
Ft. Madison, IA	42	81%
Garden City, KS	60	47%
Grapevine, TX	102	64%
Hays, KS	78	70%
Iowa City, IA	86	67%
Jefferson City, MO	77	59%
Keokuk, IA	61	75%
Kewanee, IL	41	69%
Kingdom City, MO	62	65%
Kirksville, MO	61	56%
Lenexa, KS	101	60%
Manhattan, KS	87	57%
Marshall, MO	54	47%
Menomonie, WI	81	45%
Moberly, MO	60	81%
Mountain Home, AR	40	45%
Mt. Pleasant, IA	55	54%
Muscatine, IA	63	46%
Neosho, MO	58	61%
Norfolk, NE	66	74%
Oelwein, IA	40	55%
Omaha, NE	116	57%
O’Neill, NE	72	37%
Oskaloosa, IA	51	60%
Parsons, KS	48	77%
Pella, IA	40	49%
Pittsburg, KS	64	42%
Plano, TX	102	41%
Portage, WI	61	69%
Sedalia, MO	87	43%
Shawano, WI	55	51%
Storm Lake, IA	59	58%
Tomah, WI	65	54%
Watertown, SD	57	75%
Wayne, NE	40	67%
West Dodge– Omaha, NE	101	56%
West “O” – Lincoln, NE	82	71%
Wichita, KS	119	71%
Wichita – (Park City, KS)	59	75%
West Plains, MO	49	46%
Comfort Inn
Culpeper, VA	49	78%
Chambersburg, PA	63	75%
Dahlgren, VA	59	58%
Dublin, VA	100	49%
Farmville, VA	51	74%
Gettysburg, PA	81	59%
Morgantown, WV	80	76%
Minocqua, WI	51	60%
New Castle, PA	79	67%
Princeton, WV	51	87%
Rocky Mount, VA	61	68%
Sheboygan, WI	59	60%
Beacon Marina-Solomons, MD	60	77%
Comfort Suites
Dover, DE	64	76%
Best Western Suites
Key Largo, FL	40	71%
Days Inn
Farmville, VA	60	60%
Hampton Inn
Brandon, FL	80	69%
Cleveland, TN	60	74%
Jackson, TN	121	66%
Shelby, NC	78	60%
Shoney’s Inn
Ellenton, FL	63	63%
Holiday Inn Express
Danville, KY	63	54%
Gettysburg, PA	51	68%
Harlan, KY	62	71%
Ramada Limited
Ellenton, FL	73	55%
Independent
Bullhead City, AZ	76	66%

Totals	5,479	61%

Our Property Operating Income (defined below) by state for the year ended December 31, 2002 was as follows:

State	Number of Properties	Percentage of Total POI

Iowa	15	12.8
Kansas	9	12.3
Nebraska	9	10.4
Virginia	6	9.6
Pennsylvania	5	8.6
Missouri	8	8.2
Wisconsin	7	6.1
Florida	4	5.4
West Virginia	2	4.5
Tennessee	2	3.7
Maryland	1	3.6
Texas	3	3.1
Delaware	1	3.0
Arkansas	3	2.5
Kentucky	2	2.4
North Carolina	1	1.4
Illinois	1	0.9
South Dakota	1	0.8
Arizona	1	0.7

	81	100

Property Operating Income, or POI, is defined by the Company as hotel revenues less direct hotel operating expenses, real estate taxes and insurance.

Additional property information is found in Item 8 – Schedule III of this Annual Report on Form 10-K.

Item 3.      Legal Proceedings

          None.

Item 4.      Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5.      Market for the Registrant’s Common Equity and Related Shareholder Matters.

(a)   Market Information

          On October 30, 1996, the Common Stock was approved for listing and began trading on the Nasdaq Stock Market under the symbol “HUMP.”  The closing sales price for the common stock as of March 21, 2003 was $2.01 per share.  The table below sets forth the dividends per share and high and low sales prices per share reported by Nasdaq for the periods indicated.

	Common Stock

	High	Low	Dividend

2001
First Quarter	$7.50	3.44	0.23
Second Quarter	$3.82	2.00	—
Third Quarter	$4.09	2.14	—
Fourth Quarter	$3.34	1.91	—
2002
First Quarter	$3.00	2.40	—
Second Quarter	$3.37	2.10	—
Third Quarter	$2.54	1.80	—
Fourth Quarter	$2.35	1.65	—

(b)   Holders

          As of March 21, 2003, the approximate number of holders of record of the Common Stock was 190 and the approximate number of beneficial owners was 2,400.

(c)   Dividends

          Pursuant to loan covenant modifications with certain of the Company’s lenders, the Company was restricted from paying dividends in 2002.  Upon the expiration of loan covenant modifications on, or prior to, December 31, 2002, such restrictions of the Company’s ability to pay dividends were removed.  Accordingly, the Company is permitted to pay dividends to its shareholders as business conditions allow, in accordance with its previously announced policy of distributing approximately 100% of its taxable net income.  No dividends were declared or paid to the holders of the Company’s common stock during 2002.  The actual amount of any future dividends will be determined by the Company’s board of directors based on the Company’s actual results of operations, economic conditions, capital expenditure requirements and other factors that the board of directors deems relevant.

Item 6.      Selected Financial Data

          On October 26, 1999, HHTI and Supertel Hospitality, Inc. (“Supertel”) consummated a merger pursuant to which Supertel was merged (the “Merger”) with and into HHTI.  As a result of the Merger and in accordance with the provisions of Accounting Principles Board Opinion No. 16, “Business Combinations,” Supertel was considered the acquiring enterprise for financial reporting purposes. Accordingly, a new accounting basis was established for HHTI’s assets and liabilities based on their fair values as of the date of acquisition and the operating results of HHTI have been included in the Company’s financial statements since the date of acquisition. Prior to the date of acquisition, the selected financial data and the financial statements of the Company include the hotel operations and historical information of Supertel; subsequent to the date of acquisition, and through December 31, 2001, operating revenues and expenses of the Hotels (other than those of the Sale Hotels from June 1, 2001) were reflected in the financial statements of HHM.  Pursuant to the Master Lease, with an effective date of January 1, 2002, the Hotels previously leased to HHM, including the Sale Hotels and the 2002 Sale Hotels, are now leased to the TRS Lessee which, in turn, entered into the Management Agreement with HHM.  Accordingly, the Company’s consolidated financial statements include all of the operating revenues and expenses of the Hotels in 2002.

          The following table sets forth selected financial information for the Company.  The selected operating data and balance sheet data have been extracted from the Company’s consolidated financial statements for each of the periods presented and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto of the Company included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data

	As of or for the Years Ended December 31,

(In thousands, except per share data)	2002	2001	2000	1999	1998

Operating data (5):
Room rentals and other hotel services (1)	$65,540	5,327	—	39,372	45,888

Base and percentage rents (2)	$—	21,323	30,673	5,293	N/A

Net earnings (loss) from continuing operations	$(1,874)	783	6,781	4,361	4,247

FFO (3)	$6,774	10,066	15,742	12,213	9,496

Net earnings (loss) per share from continuing operations - basic and diluted	$(0.16)	0.07	0.61	0.73	0.88

Total assets	$144,253	167,949	173,611	173,750	106,239
Total long-term debt	$94,275	115,872	119,254	118,973	61,662
Net cash flow:
Provided by operating activities	$2,424	13,758	17,602	6,890	11,167
Provided (used) by investing activities	$17,421	(2,816)	(4,950)	(6,074)	(5,372)
Used by financing activities	$(23,347)	(6,149)	(13,254)	(11,507)	(3,807)

Dividends per share (4)	$—	0.23	0.91	5.28	N/A

Weighted average number of shares outstanding - basic and diluted	11,318	11,226	11,174	6,003	4,841

RECONCILIATION OF NET
EARNINGS TO FFO
Net earnings (loss)	$(1,830)	709	6,959	5,588	5,017
Depreciation	8,210	8,204	8,382	5,223	4,386
(Gain) loss on disposition of assets and provision for impairment loss	394	1,153	401	1,402	93

FFO (3)	$6,774	10,066	15,742	12,213	9,496

(1)

Hotel revenues for 1998 and 1999 include room and other revenues of the former Supertel hotels through October 26, 1999.  Hotel revenues for 2001 include room and other revenues from operations of the Sale Hotels for the period June 1, 2001 through December 31, 2001.  Hotel revenues for 2002 include room and other revenues from the operations of the Hotels.

(2)	Represents annual Base Rent plus aggregate Percentage Rent pursuant to the Percentage Leases.
(3)

The Company believes that Funds from Operations (“FFO”) provides relevant and meaningful information about its operating performance that is necessary, along with net earnings, for an understanding of its operating results.  Funds from operations is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis.  FFO does not represent cash flows from operations as defined by accounting principles generally accepted in the United States of America.  FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. The Company’s FFO may not be comparable to the FFO of other REIT’s because they may not use the current NAREIT definition or they may interpret the definition differently.

(4)

Represents dividends declared by the Company.  Of the $5.28 per share dividend in 1999, $5.13 per share represented a pre-closing dividend of Supertel’s earnings and profits which was paid to Supertel stockholders pursuant to the merger agreement.

(5)	Revenues for all periods exclude revenues from properties sold or classified as held for sale after January 1, 2002, which are classified in discontinued operations in the statements of operations.

Supplementary Data

The following table presents the Company’s unaudited quarterly results of operations (in thousands, except per share data).

	Quarters ended

2002	March 31,	June 30,	September 30,	December 31,

Revenues	$15,229	18,415	18,840	16,072

Net earnings (loss)	$(1,902)	(555)	2,143	(1,516)

Earnings per share -basic and diluted	$(0.17)	(0.05)	0.19	(0.13)

Note -

Net earnings (loss) includes provisions for impairment loss of  $588,000 ($.05 per share) and $1,658,000 ($.14 per share), recorded during the quarters ended March 31, 2002 and June 30, 2002, respectively, and agreement cancellation expense, $211,000 ($.02 per share), recorded during the quarter ended June 30, 2002.  Additionally, net loss for the fourth quarter includes transfer taxes incurred in connection with the reallocation of assets between HHLP and the Subsidiary Partnership, $307,000 ($.03 per share).

	Quarters ended

2001	March 31,	June 30,	September 30,	December 31,

Revenues	$6,822	8,179	9,297	4,179

Net earnings (loss)	$1,281	733	1,924	(3,229)

Earnings per share - basic and diluted	$0.11	0.07	0.17	(0.29)

Note -

Net earnings (loss) includes a provision for impairment loss, $1,192,000 ($.11 per share), recorded during the quarter ended June 30, 2001, and lease cancellation expense, $400,000 ($.04 per share), recorded during the quarter ended December 31, 2001.  The net loss for the quarter ended December 31, 2001 also includes the effects of amendments to the Percentage Leases effective for that period that reduced revenues and net earnings by approximately $3,684,000 ($.33 per share).

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The discussion that follows is based primarily on the consolidated financial statements of the Company as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000, and should be read along with the consolidated financial statements and related notes.

Results of Operations

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

          The comparability of operating results for the years ended December 31, 2002 and 2001 was affected significantly by the Company’s operation of the Hotels under a TRS structure, effective January 1, 2002, as follows:

•

Prior to December 31, 2001, the Company’s principal source of revenue was rent payments pursuant to Percentage Leases between the Company as lessor, and HHM as lessee.  Under the Percentage Leases, the operating revenues and expenses of the Hotels were recognized by HHM.  Effective December 31, 2001, the Percentage Leases between the Company and HHM were terminated.

•

Pursuant to the Master Lease, with an effective date of January 1, 2002, and the New Lease and the Amended Lease, both with an effective date of November 26, 2002, the Hotels previously leased to HHM, including the Sale Hotels and the 2002 Sale Hotels, are now leased to the TRS Lessee.  The TRS Lessee, in turn, entered into the Management Agreement with HHM pursuant to which HHM operates all of the Hotels and the TRS Lessee pays HHM a management fee.  Accordingly, the Company’s consolidated financial statements for 2002 include all of the operating revenues and expenses of the Hotels.

Operating results are summarized as follows for the years ended December 31 (in thousands):

	2002			2001

	Hotel Properties	Discontinued Operations	Total	Hotel Properties	Discontinued Operations	Total	Variance

Revenues	$65,694	2,862	68,556	$26,917	1,560	28,477	40,079
Hotel and property operations expenses	$47,216	2,315	49,531	$4,230	7	4,237	(45,294)
Interest expense	$8,098	649	8,747	$9,497	1,025	10,522	1,775
Depreciation expense	$7,958	252	8,210	$7,602	602	8,204	(6)
General and administrative expenses	$3,035	—	3,035	$2,730	—	2,730	(305)
Agreement cancellation expense	$211	—	211	$—	—	—	(211)
Lease cancellation expense	$—	—	—	$400	—	400	400

Net gains (losses) on dispositions of assets and provision for impairment loss	$(792)	398	(394)	$(1,153)	—	(1,153)	759
Minority interest expense	$258	—	258	$522	—	522	264

	$(1,874)	44	(1,830)	$783	(74)	709	(2,539)

          The increase in revenues in 2002 reflects the change in the principal source of revenue from base and percentage rents under the Percentage Leases in 2001 to room rentals and other hotel services in 2002.

          The increase in hotel and property operations expenses in 2002 is also a result of the TRS structure.  The TRS Lessee recorded all hotel and property related operating expenses in 2002 while these expenses were recorded by HHM in 2001 (with the exception of the Sale Hotels from June 1, 2001).

          The decrease in interest expense in 2002 was due primarily to a decrease in interest rates on the Company’s variable rate debt ($836), and a reduction in outstanding debt resulting primarily from debt repayments in connection with asset dispositions ($1,011), partially offset by prepayment penalties related to the repayments ($329), and interest on the Greenwich Loan ($292).

          The increase in general and administrative expenses in 2002 was due primarily to compensation costs for newly hired staff performing services previously rendered under the Administrative Services Agreement ($594), increased directors’ and officers’ insurance costs ($96) and the payment of transfer taxes in connection with the reallocation of assets from HHLP to the Subsidiary Partnership ($307).  The increase was offset in part by a reduction in fees payable to HHM due to the termination of the Administrative Services Agreement ($588), and lower covenant modification fees ($201) and professional fees ($162) during 2002.

          Agreement cancellation expense represents the fee incurred in June 2002 to terminate the Construction Services aspect of the Administrative Services Agreement.

          Lease cancellation expense represents the non-recurring fee paid to HHM in connection with the termination of the Percentage Leases in 2001.

          In 2002, the Company recognized a net gain ($1,852) on the disposition of four Sale Hotels and six 2002 Sale Hotels.  Additionally, based on negotiations with prospective purchasers, the Company determined that the carrying amounts of two Sale Hotels and two 2002 Sale Hotels would not be recoverable from future cash flows from their operation and sale.  Accordingly, the Company recognized an impairment loss ($2,246) related to these hotels during the first half of 2002.  In 2001, the Company recognized a gain ($39) on the sale of a Sale Hotel.  Additionally in 2001, the Company determined that the carrying amounts of four of the Sale Hotels were not recoverable from future cash flows from their operation and sale.  Accordingly, the Company recognized an impairment loss ($1,192) related to these hotels during the first half of 2001.

          The following table sets forth the operating results of the hotel properties for the year ended December 31, 2002 and, on a proforma basis, for the year ended December 31, 2001 assuming that the leases with HHM had been converted to management contracts on January 1, 2001 (in thousands):

	Years ended December 31,

	2002	2001

Revenues	$68,556	$75,850
Hotel and property operations expenses	(49,531)	(52,158)

Contribution margin from hotel operations	$19,025	$23,692

Contribution margin as a percent of revenues	27.8%	31.2%

Average daily room rate (ADR)	$50.11	$50.47
Revenue per available room (RevPAR)	$30.79	$31.42
Occupancy percentage	61%	62%

          The decrease in revenues for the year ended December 31, 2002 compared to the year ended December 31, 2001 was due primarily to the disposition of ten hotel properties, coupled with a one percentage point reduction in occupancy, which largely reflected the effects of the economic recession and new competition in certain markets.  The decrease in the contribution margin as a percent of revenues is due primarily to lower coverage of fixed costs as a result of a $.63 (2%) decrease in RevPAR, and costs incurred by the Company in 2002 for repairs of mold-related damage at several of the Hotels ($260,000).

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

The comparability of operating results for 2001 and 2000 was affected significantly by changes in the lease agreements with HHM.  These changes were as follows:

•

Prior to 2001, the leases provided for base rents and percentage rents equal to varying percentages of quarterly, semiannual and annual room revenue, and 8% of monthly other revenues.  Operating expenses other than real estate taxes and property-related insurance were the responsibility of HHM.  The leases were amended effective January 1, 2001, to simplify the percentage rent provisions and change the expense responsibilities.  Under the amended leases, percentage rents were adjusted to 17.9% of monthly room revenues and HHM assumed responsibility for real estate taxes and property-related insurance costs.

•

Effective June 1, 2001, the leases relating to the Sale Hotels were terminated.  As a result of the lease terminations, the Company began recognizing operating revenues and expenses relating to the Sale Hotels.  The Company engaged HHM to manage the properties for a monthly management fee equal to 5% of gross hotel revenues.

•	Effective October 1, 2001, the provisions of the remaining leases were amended to eliminate base rent and adjust percentage rents to 15.9% of fourth quarter 2001 revenues.
•

Effective December 31, 2001, the leases relating to the remaining properties were terminated.  In connection with the termination of these leases, the Company paid HHM a nonrefundable termination fee of $400,000 which was recognized as a nonrecurring expense in the fourth quarter of 2001.

Operating results are summarized as follows for the years ended December 31 (in thousands):

	2001			2000

	Hotel Properties	Discontinued Operations	Total	Hotel Properties	Discontinued Operations	Total	Variance

Revenues	$26,917	1,560	28,477	$31,024	2,171	33,195	(4,718)
Hotel and property operations expenses	$4,230	7	4,237	$3,301	338	3,639	(598)
Interest expense	$9,497	1,025	10,522	$9,812	1,031	10,843	321
Depreciation expense	$7,602	602	8,204	$7,758	624	8,382	178
General and administrative expenses	$2,730	—	2,730	$2,383	—	2,383	(347)
Lease cancellation expense	$400	—	400	$—	—	—	(400)
Net gains (losses) on dispositions of assets and provision for impairment loss	$(1,153)	—	(1,153)	$(401)	—	(401)	(752)
Minority interest expense	$522	—	522	$588	—	588	66

	$783	(74)	709	$6,781	178	6,959	(6,250)

          The decrease in revenues in 2001 was due primarily to the amendments to the lease agreements that became effective January 1, 2001 and October 1, 2001.  The decreases in lease revenues due to these amendments ($7,326) and the termination of leases on the Sale Hotels ($2,441) were partially offset by the operating revenues of the Sale Hotels ($5,327) for the period from June 1, 2001 to December 31, 2001.

          The increase in hotel and property operations expenses was due to the operating expenses at the Sale Hotels ($4,030), partially offset by lower expenses for real estate taxes and property related insurance as a result of the amendment to the lease agreements effective January 1, 2001.

          The decrease in interest expense was due primarily to a decrease in interest rates on the Company’s variable rate debt, offset in part by a $156 prepayment penalty incurred as a result of the disposition of a Sale Hotel in October 2001.

          The decrease in depreciation expense was due to the suspension of depreciation on the Sale Hotels ($804) being accounted for as assets held for sale, offset in part by a full year’s depreciation on five hotels acquired in October 2000 ($244), and an increase in depreciable assets at existing hotel properties.

          The increase in general and administrative expenses was due primarily to higher professional services fees related to the Company’s review of its strategic alternatives ($575) and fees imposed by several lenders in connection with securing loan covenant waivers ($201), partially offset by non-recurring financing fees ($472) recorded in 2000.

          As a result of its decision to sell the Sale Hotels, the Company evaluated the recoverability of the carrying amounts of each property based on its estimated fair value less costs to sell.  The Company determined that the carrying amounts of four of the 11 Sale Hotels were not recoverable from future operating cash flows and sale.  Accordingly, the Company recognized an impairment loss of $1,192 for these hotels during the second quarter of 2001.  In 2000, the Company recognized a loss of $401, primarily on the sale of one hotel property.

          The following table sets forth the operating results of the hotel properties for the years ended December 31, 2001 and 2000 on a proforma basis assuming that the leases with HHM had been converted to management contracts on January 1, 2000 (in thousands):

	Years ended December 31,

	2001	2000

Revenues	$75,850	$77,850
Hotel and property operations expenses	(52,158)	(51,933)

Contribution margin from hotel operations	$23,692	$25,917

Contribution margin as a percent of revenues	31.2%	33.3%
Average daily room rate (ADR)	$50.47	$50.39
Revenue per available room (RevPAR)	$31.42	$32.78
Occupancy percentage	62%	65%

          The decrease in revenues for the year ended December 31, 2001 compared to the year ended December 31, 2000 was due primarily to a three percentage point reduction in occupancy, which largely reflected the effects of the economic recession and new competition in certain markets. The 210 basis point decrease in contribution margin as a percent of revenues for the same period was due to a marked increase in the cost of property and liability insurance ($258) as well as lower coverage of fixed costs as a result of a $1.36 reduction in RevPAR.

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

          Effective January 1, 2002, the TRS Lessee entered into a management agreement with HHM to manage the Hotels.  Through the TRS structure, the Company effectively has assumed greater risk in that the TRS Lessee now bears the responsibility for all of the operating expenses of the Hotels, plus payment of rent to the Company and management fees to HHM.  Accordingly, the Company’s income and ability to meet its debt service obligations, and make distributions to its shareholders, depends upon the operations of the Hotels being conducted in a manner that maintains or increases revenue, or reduces expenses, to generate sufficient hotel operating income for the TRS Lessee to pay the Hotels’ operating expenses, including management fees and rents to the Company.  The Company depends on rent payments from the TRS Lessee to pay the Company’s operating expenses and debt service and to make distributions to shareholders.  The effects of the economic recession on the overall U.S. economy have had an adverse effect on the revenues of the Company’s Hotels, and there can be no assurance that the operating performance of the Company’s Hotels will improve in the foreseeable future.

          The Company expects to meet its short-term liquidity requirements generally through borrowing on its Revolving Facility and net cash provided by operations.  The Company believes that its available borrowing capacity and net cash provided by operations will be adequate to fund both operating requirements and the payment of dividends in accordance with REIT requirements.

          The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities, through long-term secured and unsecured borrowings, the issuance of additional securities of the Company, or, in connection with acquisitions of hotel properties, the issuance of limited operating partnership units in HHLP.

Financing

          At December 31, 2002, the Company had long-term debt of $94.3 million consisting of bonds, notes and mortgages payable, with a weighted average term to maturity of 6.9 years and a weighted average interest rate of 6.91%.  Aggregate annual principal and bond sinking fund payments for the next five years and thereafter are as follows (in thousands):

2003	$7,268
2004	15,870
2005	12,472
2006	2,045
2007	2,210
Thereafter	54,410

$94,275

          The Company currently intends to finance or refinance the debt payments coming due in 2003 as follows:

•	$20.4 million loan from Mercantile Bank due April 11, 2003. The Company expects to finance or refinance the remaining balance on the loan ($4.0 million) in one or more ways:

	•	Pay off the loan in full with the proceeds from the sale of one or more Hotels;

	•	Negotiate an extension or a refinancing with Mercantile Bank; and/or

	•	Negotiate a new loan with a new lender to repay Mercantile Bank.

•	The remainder of the maturities in 2003 consist of principal amortization on other mortgage loans and bonds which the Company expects to fund through cash flow from operations.

          Based on its past experience with Mercantile and the value of the properties securing the loan, the Company believes that its expectations with respect to the refinancing and/or extending the term of the loan are appropriate.

           The Company files quarterly loan compliance certificates with certain of its lenders, including Mercantile Bank and U.S. Bank.  In filing its loan compliance certificates for the year ended December 31, 2002, the Company disclosed non-compliance with certain loan covenant requirements.  The Company has obtained waivers allowing it to temporarily maintain higher loan to value and interest bearing debt to EBITDA ratios, and lower debt service coverage ratios, as applicable.  The waivers were effective December 31, 2002, and extend to March 31, 2003 for Mercantile Bank and December 31, 2003 for US Bank. Such waivers were provided at no cost to the Company and do not restrict the Company’s ability to pay dividends or fund capital expenditures.

          Failure to pay the Company’s indebtedness when due, or failure to comply with covenants, could result in higher interest rates during the period of such loan defaults, and could ultimately result in the loss of the Company’s hotels through lender foreclosure.

Disposition of Hotel Properties

          During 2002, the Company has successfully completed the sale of four Sale Hotels and six 2002 Sale Hotels.  The proceeds from the disposition of the four Sale Hotels and the six 2002 Sale Hotels in 2002 have been used to repay existing debt and to enhance the Company’s credit position with selected banks.  The Company is actively seeking to sell four additional Hotels (Grapevine, TX Super 8, Plano, TX Super 8, College Station, TX Super 8 and River Valley Suites in Bullhead City, AZ) and expects to use the proceeds (estimated to be in the range of $8.5 - $8.6 million) from these sales to pay down debt.  The properties will be classified as hotel properties held for sale if the Company’s criteria for plan of sale are met. POI from these four properties was $744,000 for 2002.

Redemption of Preferred Operating Partnership (“OP”) Units

          At December 31, 2002, there were 376,434 Preferred OP Units outstanding.  The Preferred OP Units are redeemable, at the option of the holders, for common shares of the Company, or for cash at $10 per share.  Redemptions in the form of cash (“Cash Redemptions”) may occur upon the second anniversary (October 2002) following the issuance of such units, and on every anniversary thereafter up to October 2009.  The Company has 60 days upon receipt of a Cash Redemption notice to make such payments.

          During 2002, the Company received notices of Cash Redemptions representing approximately 160,000 Preferred OP Units.  The Company negotiated extensions with the preferred unit holders in exchange for allowing the redemption of additional units during 2003.  In January 2003, the Company redeemed 78,143 Preferred OP Units with the proceeds from a new financing with Southern Community Bank and Trust in the amount of $780,000.  The Company plans to redeem an additional 80,894 Preferred OP Units on June 1, 2003 and has agreed to allow the redemption of an additional 21,487 Preferred OP Units on June 1, 2003 at the holder’s option.  In addition, the Company has agreed to allow the redemption of 127,439 Preferred OP Units at any time during the year, subject to the aforementioned 60 day notification period.  The Company expects to fund the remaining Cash Redemptions and any potential future Cash Redemptions through cash generated from operating activities and/or short term borrowings against the Company’s Revolving Facility.

Other

          The Company’s previously announced plan to offer up to $15 million of convertible subordinated debentures has been abandoned due to the limited level of market interest at reasonable market terms.

          To maintain its REIT tax status, the Company generally must distribute at least 90% of its taxable income annually.  In addition, the Company is subject to a 4% non-deductible excise tax if the actual amount distributed to shareholders in a calendar year is less than a minimum amount specified under the federal income tax laws.  The Company has previously announced a general dividend policy of paying out approximately 100% of annual REIT taxable income.  The actual amount of any future dividends will be determined by the Company’s board of directors based on the Company’s actual results of operations, economic conditions, capital expenditure requirements and other factors that the board of directors deems relevant.

Critical Accounting Policy

          Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments.  The Company’s critical accounting policy relates to the evaluation of impairment of long-lived assets.

          If events or changes in circumstances indicate that the carrying value of a hotel property to be held and used may be impaired, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the property in the future.  If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized.  If a decision is made to sell a hotel property, we evaluate the recoverability of the carrying amount of the asset.  If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized.  Estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as revenues and occupancies for the properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers.  The estimates are subject to revision as market conditions and management’s assessment of them change.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Market Risk Information

          The market risk associated with financial instruments and derivative financial or commodity instruments is the risk of loss from adverse changes in market prices or rates.  The Company’s market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit line borrowings).  The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows.  In order to achieve this objective, the Company relies primarily on long-term, fixed rate non-recourse loans from institutional lenders to finance its hotel properties.  The Company is not currently using derivative financial or commodity instruments to manage interest rate risk.

          Management monitors the Company’s interest rate risk closely.  The table below presents the annual maturities, weighted average interest rates on outstanding debt at the end of each year and fair values required to evaluate the expected cash flows under debt and related agreements, and the Company’s sensitivity to interest rate changes at December 31, 2002.  Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Fixed Rate Debt	$3,226	15,870	3,917	2,045	2,210	54,410	81,678	81,925
Average Interest Rate	7.15%	5.48%	8.17%	7.82%	7.82%	7.74%	7.30%
Variable Rate Debt	$4,042	—	8,555	—	—	—	12,597	12,597
Average Interest Rate	4.50%	—	4.25%	—	—	—	4.33%

          As the table incorporates only those exposures that exist as of December 31, 2002, it does not consider exposures or positions that could arise after that date.  As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise after December 31, 2002 and interest rates.

New Accounting Standards

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For 2002, the Interpretation requires certain disclosures.  Beginning in 2003, the Interpretation requires recognition of liabilities at their fair value for newly issued guarantees.  The adoption of Interpretation No. 45 will have no effect on the Company’s financial statements, as the Company has no obligations within the scope of the Interpretation as of December 31, 2002.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The Company has no stock-based compensation plans and therefore, the adoption of SFAS No. 148 will have no effect on the Company’s financial statements.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“VIEs”).  This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties.  The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which the Company acquires an interest after that date.  Effective July 1, 2003, it also applies to VIEs in which the Company acquired an interest before February 1, 2003. The Company may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated.  The Company is in the process of evaluating the effects of applying Interpretation No. 46 in 2003.  Based on our preliminary analysis, the Company does not anticipate that adoption of Interpretation No. 46 will have a material effect on its financial statements.

Item 8.      Financial Statements and Supplementary Data

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Supplementary information required by this Item is presented in Item 6.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Humphrey Hospitality Trust, Inc.:

We have audited the consolidated financial statements of Humphrey Hospitality Trust, Inc. and subsidiaries as of December 31, 2002 and 2001 and for the years then ended as listed in the accompanying index.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Humphrey Hospitality Trust, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and the provisions related to the rescission of SFAS No. 4 of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, in 2002.

KPMG LLP
Baltimore, Maryland
March 28, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Humphrey Hospitality Trust, Inc.:

We have audited the statements of operations, shareholders’ equity and cash flows of Humphrey Hospitality Trust, Inc. and subsidiaries for the year ended December 31, 2000 as listed in the accompanying index.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Humphrey Hospitality Trust, Inc. and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Reznick Fedder & Silverman
Baltimore, Maryland
March 8, 2001

Humphrey Hospitality Trust, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share data)

	As of

	December 31, 2002	December 31, 2001

ASSETS
Investments in hotel properties	$183,150	$181,196
Less accumulated depreciation	47,471	39,752

	135,679	141,444
Hotel properties held for sale	—	20,374
Cash and cash equivalents	1,519	5,021
Accounts receivable	858	124
Prepaid expenses and other assets	4,225	81
Deferred financing costs, net	1,972	905

	$144,253	$167,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$3,787	$3,900
Long-term debt	94,275	115,872

	98,062	119,772

Minority interest in consolidated partnerships	5,655	5,811

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized;11,318,136 shares issued and outstanding	113	113
Additional paid-in capital	49,776	49,776
Distributions in excess of retained earnings	(9,353)	(7,523)

	40,536	42,366

COMMITMENTS AND CONTINGENCIES
	$144,253	$167,949

See accompanying notes to consolidated financial statements.

Humphrey Hospitality Trust, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended December 31,

	2002	2001	2000

REVENUES
Room rentals and other hotel services	$65,540	$5,327	$—
Base and percentage rents	—	21,323	30,673
Other	154	267	351

	65,694	26,917	31,024

EXPENSES
Hotel and property operations	47,216	4,230	3,301
Interest	8,098	9,497	9,812
Depreciation	7,958	7,602	7,758
General and administrative	3,035	2,730	2,383
Lease cancellation expense	—	400	—
Agreement cancellation expense	211	—	—

	66,518	24,459	23,254

EARNINGS (LOSS) BEFORE NET GAINS (LOSSES) ON DISPOSITIONS OF ASSETS AND PROVISION FOR IMPAIRMENT LOSS AND MINORITY INTEREST	(824)	2,458	7,770
Gain (loss) on dispositions of assets and provision for impairment loss, net of taxes	(792)	(1,153)	(401)
Minority interest	(258)	(522)	(588)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(1,874)	783	6,781
Discontinued operations	44	(74)	178

NET EARNINGS (LOSS)	$(1,830)	$709	$6,959

NET EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED:
Continuing operations	$(0.16)	0.07	0.61
Discontinued operations	—	(0.01)	0.01

Net earnings (loss)	$(0.16)	0.06	0.62

See accompanying notes to consolidated financial statements.

Humphrey Hospitality Trust, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	Years ended December 31, 2002, 2001 and 2000

	Common Stock	Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Total

Balance at December 31, 1999	$112	$48,438	$(2,420)	$46,130
Dividends - $.92 per share	—	—	(10,190)	(10,190)
Net earnings	—	—	6,959	6,959

Balance at December 31, 2000	112	48,438	(5,651)	42,899
Conversion of operating partnership units	1	1,338	—	1,339
Dividends - $.23 per share	—	—	(2,581)	(2,581)
Net earnings	—	—	709	709

Balance at December 31, 2001	113	49,776	(7,523)	42,366
Net loss	—	—	(1,830)	(1,830)

Balance at December 31, 2002	$113	$49,776	$(9,353)	$40,536

See accompanying notes to consolidated financial statements.

Humphrey Hospitality Trust, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(1,830)	$709	$6,959
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	8,210	8,204	8,382
Amortization of deferred financing costs	683	636	570
Write-off of non-recurring financing fees	—	—	472
Net (gains) losses on dispositions of assets and provision for impairment loss	394	1,153	401
Minority interest	258	522	588
Changes in operating assets and liabilities:
Decrease (increase) in assets	(4,878)	3,544	1,077
Decrease in liabilities	(413)	(1,010)	(847)

Net cash provided by operating activities	2,424	13,758	17,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(2,701)	(4,537)	(6,024)
Proceeds from sale of hotel properties	20,536	2,306	1,974
Distributions to minority partners	(414)	(585)	(900)

Net cash provided (used) by investing activities	17,421	(2,816)	(4,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(1,750)	(186)	(198)
Principal payments on long-term debt	(61,597)	(6,232)	(6,252)
Proceeds from long-term debt	40,000	2,850	3,326
Dividends paid	—	(2,581)	(10,130)

Net cash used by financing activities	(23,347)	(6,149)	(13,254)

Increase (decrease) in cash and cash equivalents	(3,502)	4,793	(602)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,021	228	830

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,519	$5,021	$228

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$8,019	$9,983	$10,067

Income taxes paid	$—	$—	$734

(CONTINUED)

Humphrey Hospitality Trust, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In thousands)

	Years ended December 31,

	2002	2001	2000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of operating partnership units	$—	$1,339	$—

Issuance of operating partnership units	$—	$31	$3,908

During 2000, the Company acquired five hotels in exchange for cash and 376,434 preferred operating partnership units and assumption of debt.  The assets acquired and liabilities assumed are summarized as follows:

Fair value of hotel properties acquired	$6,971
Fair value of debt assumed	$(3,207)

Fair value of operating partnership units (minority interest)	$3,764

See accompanying notes to consolidated financial statements.

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

Note 1. Organization and Summary of Significant Accounting Policies

Description of Business

          Humphrey Hospitality Trust, Inc. (HHTI) was incorporated on August 23, 1994.  HHTI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

          HHTI, through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Humphrey Hospitality Limited Partnership (“HHLP”) and E&P Financing Limited Partnership (“E&P LP”).  All of the Company’s interests in properties are held directly or indirectly by E&P LP, HHLP or Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”).  Subject to certain conditions, units of partnership interest in HHLP (“Units”) may be exchanged by the limited partners for cash or, at the option of HHTI, the obligation may be assumed by HHTI and paid either in cash or shares of common stock of HHTI on a one-for-one basis.  HHTI is the sole general partner in HHLP and at December 31, 2002, owned approximately 88% of the Units in HHLP.  HHLP is the general partner in SBILP.  At December 31, 2002, HHLP and HHTI owned a 99% and 1% interest in SBILP, respectively.

          As of December 31, 2002, the Company, through the Partnerships, owned 81 limited service hotels (the “hotels”) and one office building.  The hotels are leased to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiary TRS Subsidiary, LLC (collectively the “TRS Lessee”), and are managed by Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc. (“SHMI”) (collectively “HHM”).

          James I. Humphrey, Jr., a director of the Company, is the sole shareholder of HHM at December 31, 2002.  Paul Schulte, the Company’s Chairman of the Board, serves as an interim President of SHMI for an annual compensation package of one dollar ($1.00).  No other member of the Company’s board has a financial interest in HHM.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company, the Partnerships and the TRS Lessee.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain amounts for 2001 and 2000 have been reclassified to conform to the presentation for 2002.

Basis of Presentation

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

          In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale.  It retains the requirement of Opinion No. 30 to report separately discontinued operations, but it extends that reporting for

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2002, 2001 and 2000

Note 1. Organization and Summary of Significant Accounting Policies (continued)

all periods presented to a component of an entity that, on or subsequent to January 1, 2002, either had been disposed of (by sale, abandonment, or a distribution to owners, but excluding properties that were classified as held for sale at December 31, 2001 in accordance with provisions of SFAS No. 121) or is classified as held for sale.  Additionally, SFAS No. 144 requires that assets and liabilities of components held for sale, if material, be disclosed separately in the balance sheet.  The Company adopted SFAS No. 144 effective January 1, 2002.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Upon adoption of SFAS No. 145, the Company will be required to apply the criteria in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective on January 1, 2003 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged.  The Company adopted SFAS No. 145 with respect to early extinguishment of debt in 2002 and determined that gains and losses on early extinguishments of debt were not extraordinary items under APB Opinion No. 30.  Adoption of SFAS No. 145 did not have a significant effect on the Company’s financial statements.

Capitalization Policy

          Acquisition, development and construction costs of properties in development are capitalized including, where applicable, salaries and related costs, real estate taxes and interest costs.  Development and construction costs and costs of significant improvements, replacements and renovations to hotel properties are capitalized while costs of maintenance and repairs are expensed as incurred.  Direct costs incurred in financing transactions are capitalized as deferred costs and amortized to interest cost over the term of the related loan using the interest method.

Investment in Hotel Properties

          Hotel properties to be held and used in operations are recorded at cost, reduced for impairment losses where appropriate. Hotel properties held for sale are carried at the lower of their carrying value (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair value less costs to sell.  The net carrying values of hotel properties are classified as held for sale when senior management authorizes their disposition, the Company begins marketing the properties for sale and various other criteria for a plan of sale are met.  Depreciation of these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale.

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

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2002, 2001 and 2000

Note 1.  Organization and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

          Cash and cash equivalents include cash and various highly liquid investments with original maturities of three months or less when acquired, and are carried at cost which approximates fair value.

Revenue Recognition

          Revenues from the operations of the hotel properties are recognized when earned.  Under hotel operating leases that were terminated December 31, 2001, base rental revenues were recognized when due and percentage rent revenues were recognized when hotel operating or other revenues exceeded the minimum threshold (if any) required for percentage rent under terms of the lease agreements.

Income Taxes

          The Company qualifies and intends to continue to qualify as a REIT under applicable provisions of the Internal Revenue Code, as amended.  In general, under such Code provisions, a trust which has made the required election and, in the taxable year, meets certain requirements and distributes to its shareholders at least 90% of its REIT taxable income will not be subject to Federal income tax to the extent of the income which it distributes.  Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation of hotel properties for Federal tax purposes.  Except with respect to the TRS Lessee, the Company does not believe that it will be liable for significant Federal or state income taxes in future years.

          Deferred income taxes relate primarily to the TRS Lessee and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of the TRS Lessee and their respective tax bases and for their operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

           Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries (“TRS”) and may continue to qualify as a REIT provided that the TRS enters into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS.  The Company formed the TRS Lessee and, effective January 1, 2002, the TRS Lessee leased all of the hotel properties.  The TRS Lessee is subject to taxation as a C-Corporation.  The TRS Lessee had an operating loss for financial reporting purposes and for Federal income tax purposes for 2002.  Based upon current estimates, it is expected that the TRS will continue to operate at a loss.  Therefore, a valuation allowance has been established against the deferred tax assets relating to the TRS Lessee.

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2002, 2001 and 2000

          In connection with its election to be taxed as a REIT, the Company has elected to be subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on assets acquired in a 1999 merger with Supertel Hospitality, Inc. (“Supertel”) are recognized in taxable dispositions of such assets in the subsequent ten-year period.  This ten-year period expires October 2009.  The Company recognized built-in gains taxes of $300,000 due to dispositions of properties in 2002. Management does not expect that the Company will be required to make significant additional payments of taxes on built-in gains throughout the ten-year period due to the potential for the Company to make nontaxable dispositions, if necessary.  Accordingly, at December 31, 2002, no deferred tax liability for unrealized built-in gains has been recognized.  It may be necessary to recognize a liability for such taxes in the future if management’s plans and intentions with respect to asset dispositions or the related tax laws change.

Financial Instruments

          Fair values of financial instruments approximate their carrying values in the financial statements, except for long-term debt for which fair value information is presented in Note 3.

Earnings Per Share

          Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period.  The weighted average number of shares used in the basic EPS computation for 2002, 2001 and 2000 were 11,318,000, 11,226,000 and 11,174,000, respectively.

Concentration of Credit Risk

          The Company maintains its deposits, including its repurchase agreements, with three major banks.  At December 31, 2002, the balances reported by two banks exceeded the federal deposit insurance limit; however, management believes that no significant credit risk exists with respect to the uninsured portion of these cash balances.

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2002, 2001 and 2000

Note 2. Investment in Hotel Properties and Related Matters

          Investment in hotel properties consisted of the following at December 31 (in thousands):

	2002	2001

Land	$19,400	$19,400
Buildings and improvements	130,780	130,041
Furniture and equipment	32,023	30,332
Vehicles	146	139
Construction-in-progress	801	1,284

	183,150	181,196
Less accumulated depreciation	47,471	39,752

	135,679	141,444
Hotel properties held for sale, net	—	20,374

	$135,679	$161,818

          During 2001 and 2000, all of the hotel properties were leased to HHM.  In 2000, the leases provided for base rents and percentage rents equal to varying percentages of quarterly and semiannual room revenue and annual room revenue in excess of a threshold amount and 8% of monthly other revenues.  Operating expenses other than real estate taxes and property-related insurance were the responsibility of HHM. The leases were amended effective January 1, 2001, to simplify the percentage rent provisions and change the expense responsibilities.  Under the amended leases, percentage rents were adjusted to 17.9% of monthly room revenues and the Lessee assumed responsibility for real estate taxes and property-related insurance costs in exchange for a reduction in rent approximating such costs.

          In March 2001, HHM advised the Company that it had incurred, and expected to continue to incur, losses from the leasing and operation of the hotel properties.  HHM cited several adverse factors giving rise to the losses and requested relief from the Company in the form of substantial reductions in the rent under the leases.  After evaluating its business strategy and operating structure and extensive negotiations with HHM, the Company:

•

Identified eleven hotel properties (the “Sale Hotels”) that it has decided to sell.  The leases relating to the Sale Hotels were terminated effective June 1, 2001, and the Company engaged HHM to manage the properties;

•	Agreed to amend the provisions of the remaining leases effective October 1, 2001, to eliminate base rent and adjust percentage rents to 15.9% of fourth quarter 2001 revenues;
•	Agreed to terminate the remaining leases on December 31, 2001;
•	Entered into leases with the TRS Lessee effective January 1, 2002; and
•	Entered, through the TRS Lessee, into a management agreement with HHM for management of all of the hotel properties through September 30, 2005 (see Note 5).

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2002, 2001 and 2000

Note 2.  Investment in Hotel Properties and Related Matters (continued)

          In connection with the termination of the leases on December 31, 2001, the Company paid HHM a nonrefundable termination fee of $400,000.  The consideration for canceling the leases was recognized as a nonrecurring expense in the fourth quarter of 2001.

          As a result of its decision to sell the Sale Hotels, the Company evaluated the recoverability of the carrying amounts of the properties based on their estimated fair values less costs to sell. The Company determined that the carrying amounts of four of the 11 Sale Hotels were not recoverable from future operating cash flows and sale. Accordingly, the Company recognized an impairment loss of $1,192,000 for these hotels during the second quarter of 2001.  The Company sold one of the Sale Hotels in 2001 and recognized a gain on sale of $37,000.  For 2001, the Company recognized room rentals and other hotel services revenues of $5,327,000 and hotel operating expenses of $4,030,000 relating to the Sale Hotels.

          In 2002, the Company sold four of the Sale Hotels and recognized a net loss of $427,000 (including an impairment loss of approximately $1,000,000).  Active marketing of the six remaining Sale Hotels ceased during the second and fourth quarters of 2002. Accordingly, these properties were reclassified from hotel properties held for sale to investments in hotel properties and the Company recorded depreciation expense for the periods the properties were classified as held for sale (approximately $818,000).

          In 2002, the Company identified and actively marketed eight additional hotel properties that it decided to sell (the “2002 Sale Hotels”).  As a result, the Company evaluated the recoverability of the carrying amounts of each of the 2002 Sale Hotels based on their estimated fair value less costs to sell.  The Company determined the carrying amounts of two of the hotels were not recoverable from future cash flows from their operation and sale.  Accordingly, the Company recognized an impairment loss of $1,246,000 (recorded in the second quarter of 2002) including $365,000 relating to a property that the Company subsequently decided not to sell.

          The Company sold six of the 2002 Sale Hotels during 2002 and recognized a gain of $1,279,000.  Due to market conditions and certain other factors considered by management, active marketing of two of the 2002 Sale Hotels ceased during 2002.  Accordingly, these properties were reclassified from hotel properties held for sale to investments in hotel properties in the third quarter of 2002 and the Company recorded depreciation expense for the period that the hotel properties were classified as held for sale (approximately $41,000).

          Under the provisions of SFAS No. 144, the Company classified the 2002 Sale Hotels (other than the two that were reclassified in the third quarter) as hotel properties held for sale.  Accordingly, the operating results of these hotel properties are included in discontinued operations for all periods presented in the statements of operations and are summarized as follows:

	2002	2001	2000

Revenues	$2,862	$1,560	$2,171
Hotel and property operations expenses	2,315	7	338
Interest expense	649	1,025	1,031
Depreciation expense	252	602	624
Net gain on dispositions of assets	1,279	—	—
Provision for impairment loss	881	—	—

	$44	$(74)	$178

In 2000, the Company recognized a loss of  $401,000, primarily on sale of a hotel property.

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2002, 2001 and 2000

Note 3. Long-Term Debt

Long-term debt consisted of the following bonds, notes and mortgages payable at December 31 (in thousands):

	2002	2001

SunTrust (formerly Crestar) bonds payable with interest at 8.5% per annum, maturing in varying amounts through November 1, 2005.	$2,025	$2,093

Mortgage loan payable to Regions Bank, N.A., evidenced by a promissory note dated August 5, 1998, in the amount of $3 million. The note bears interest during the initial five-year period at 8.00% per annum and thereafter during the remaining term at a rate equal to 250 basis points over the index rate as defined in the promissory note. The interest rate will be adjusted every fifth anniversary. Monthly principal and interest payments are payable through maturity on August 5, 2018, at which point the remaining principal and accrued interest are due.	2,681	2,764

Mortgage loan payable to Susquehanna Bank, evidenced by a promissory note dated February 8, 1999, in the amount of approximately $5 million. The note bears interest during the initial five-year period at 7.75% per annum and thereafter during the remaining term at a rate equal to 275 basis points over the index rate as defined in the promissory note. The interest rate will be adjusted on the fifth anniversary. Monthly principal and interest payments are payable through maturity on February 8, 2009, at which point the remaining principal and accrued interest are due.	4,759	4,851

Mortgage loan payable to Greenwich Capital Financial Products, Inc. (“Greenwich”), evidenced by a promissory note dated November 26, 2002, in the amount of $40,000,000. The note bears interest at 7.50% per annum. Monthly principal and interest payments are payable through maturity on December 1, 2012, at which point the remaining principal and accrued interest are due.	39,928	—

Mortgage loan payable to First National Bank of Omaha evidenced by a promissory note in the amount of $15 million dated October 20, 1999. The note bears interest at 8.4% per annum. Monthly principal and interest payments are payable through maturity on November 1, 2009, at which point the remaining principal and accrued interest are due.	13,950	14,312

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2002, 2001 and 2000

Note 3.  Long-Term Debt (continued)

	2002	2001

Term loan credit facility from U.S. Bank National Association (“U.S. Bank”) evidenced by a promissory note in the amount of $13 million dated October 20, 1999. The note bears interest at 8.31% per annum for the first three years and at LIBOR plus 2.25% in the fourth and fifth years, to be determined by U.S. Bank at the beginning of each respective year. The interest rate at December 31, 2002 was 4.08%. Monthly principal and interest payments are payable through maturity on October 15, 2004, at which point the remaining principal and accrued interest are due.	11,344	11,988
Term loan credit facility from U.S. Bank evidenced by a promissory note in the amount of $10 million dated October 20, 1999. The note bears interest at 8.53% per annum. Principal and interest are payable in monthly installments with the outstanding principal and accrued interest payable in full on October 15, 2004.	4,186	7,674
Revolving credit facility from U.S. Bank for up to $10 million ($5 million in 2001) bearing interest at the U.S. Bank Prime Rate (4.25% at December 31, 2002), payable monthly with the outstanding principal and accrued interest payable in full on December 31, 2005.	8,555	4,430
Mortgage loans payable to First Citizens National Bank evidenced by promissory notes totaling approximately $1 million. The loan obligations were assumed on October 19, 2000 in conjunction with the acquisition of hotel assets. The notes bear interest at 8.45% per annum with interest rates locked through November 11, 2005. Principal and interest payments are due in monthly installments and the notes mature on July 20, 2012, February 1, 2008 and February 1, 2005, respectively.	803	894
Mortgage loan payable to Peoples National Bank of Kewanee evidenced by a promissory note in the amount of approximately $.7 million. The loan obligation was assumed on October 20, 2000 in conjunction with the acquisition of hotel assets. The note bears interest at 8.5% per annum with the interest rate locked until 2005. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on October 1, 2014.	624	654

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2002, 2001 and 2000

Note 3.  Long-Term Debt (continued)

	2002	2001

Mortgage loan payable to Security State Bank evidenced by a promissory note in the amount of approximately $.2 million. The loan obligation was assumed on October 20, 2000 in conjunction with the acquisition of hotel assets. The note bears interest at 8.5% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on July 1, 2003.	182	194
Mortgage loan payable to Union Planters Bank evidenced by a promissory note in the amount of approximately $.5 million. The loan obligation was assumed on October 23, 2000 in conjunction with the acquisition of hotel assets. The note bore interest at 7.75% per annum through August 5, 2001 at which time it was reset to the Index (as defined in the note) plus 2.75% (7.44%). The interest rate will be adjusted at the end of every five years. Principal and interest payments are due in monthly installments to October 1, 2014.	423	434
Mortgage loans payable to Small Business Administration evidenced by promissory notes in the aggregate amounts of approximately $.9 million. The loan obligations were assumed on October 23, 2000, October 19, 2000 and October 20, 2000, respectively, in conjunction with the acquisition of hotel assets. The notes bear interest at 8.12%, 8.95%, and 7.8% per annum, respectively. Principal and interest payments are due in monthly installments to January 1, 2017, December 1, 2011 and June 1, 2013, respectively.	773	817
Mortgage loan payable to Mercantile Safe Deposit and Trust Company (“Mercantile Bank”) under the terms of a $25.5 million line of credit. On June 7, 2002 the term of the loan was extended to April 11, 2003, and the Company’s ability to reborrow on the line of credit was terminated. The terms of the line of credit require monthly installments of principal, and interest at the Mercantile Prime Rate plus .25% (4.5% per annum at December 31, 2002).	4,042	22,540
Mortgage loans payable to Marquette Capital Bank, N.A. ($16 million) and Bremer Bank, National Association ($10 million) evidenced by promissory notes dated October 22, 1999 bearing interest at 8.81% per annum. The loans were extinguished in 2002 with proceeds from the Greenwich mortgage.	—	25,236
Variable rate credit facility with Fleet National Bank dated September 1, 2001. The credit facility was extinguished in 2002 with proceeds from the Greenwich mortgage.	—	10,000

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2002, 2001 and 2000

Note 3.  Long-Term Debt (continued)

	2002	2001

Mortgage loan payable to Firstar Bank evidenced by a promissory note in the amount of $6.7 million dated October 20, 1999 and bearing interest at 8.3% per annum. The mortgage was extinguished in 2002 with proceeds from the U.S. Bank revolving credit facility.	—	6,343
Mortgage loan payable to Bertha Wetzler, evidenced by a promissory note dated November 1, 1994, in the amount of $1.24 million and bearing interest at 9.25% per annum. The mortgage was extinguished in 2002 with proceeds from the sale of a hotel property.	—	648

	$94,275	$115,872

          The long-term debt is secured by all of the Company’s hotel properties.  In addition, as of December 31, 2002, the first $2,000,000 outstanding on the Mercantile Bank line of credit is guaranteed jointly and severally by the Company and Mr. Humphrey.  In addition, the Company’s chairman and another director have guaranteed, jointly and severally with the Company, the payment of interest and principal on $5,000,000 of certain of the Company’s outstanding long-term debt with U.S. Bank.  As of December 31, 2002, the Company has indemnified the above individuals should the respective lenders call on these guarantees.  The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service coverage and loan-to-value ratios and net worth, and place certain restrictions on distributions.

          The Company files quarterly loan compliance certificates with certain of its lenders, including Mercantile Bank and U.S. Bank.  In filing its loan compliance certificates for the year ended December 31, 2002, the Company disclosed non-compliance with certain loan covenant requirements.  The Company has obtained waivers allowing it to temporarily maintain higher loan to value and interest bearing debt to EBITDA ratios, and lower debt service coverage ratios, as applicable.  The waivers were effective December 31, 2002, and extend to March 31, 2003 for Mercantile Bank and December 31, 2003 for US Bank. Such waivers were provided at no cost to the Company and do not restrict the Company’s ability to pay dividends or fund capital expenditures.

          Aggregate annual principal payments and payments to bond sinking funds for the five years following December 31, 2002, and thereafter are as follows (in thousands):

2003	$7,268
2004	15,870
2005	12,472
2006	2,045
2007	2,210
Thereafter	54,410

$94,275

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2002, 2001 and 2000

Note 3. Long-Term Debt (continued)

          Debt maturing in 2003 includes the Mercantile Bank line of credit due on April 11, 2003 ($4,042,000 outstanding at December 31, 2002) and $3,226,000 of scheduled principal payments on other bonds, notes and mortgages payable.  The Company expects to repay the line of credit with proceeds from the sale of one or more hotels, refinance the line of credit with Mercantile or extend the line of credit under materially consistent terms.  Based on its past experience with Mercantile and the value of the properties securing the line of credit, the Company believes that its expectations with respect to refinancing and/or extending the term of the line of credit are appropriate.

          At December 31, 2002 and 2001, the estimated fair values of long-term debt were approximately $94,522,000 and $115,656,000, respectively.  The fair values were estimated by discounting future cash payments to be made at rates that approximate rates currently offered for loans with similar maturities.

Note 4. Income Taxes

          The RMA was included in the Tax Relief Extension Act of 1999, which was enacted into law on December 17, 1999. The RMA includes numerous amendments to the provisions governing the qualification and taxation of REITs, and these amendments were effective January 1, 2001.  One of the principal provisions included in the Act provides for the creation of TRS. TRS are corporations that are permitted to engage in nonqualifying REIT activities. A REIT is permitted to own up to 100% of the voting stock in a TRS. Previously, a REIT could not own more than 10% of the voting stock of a corporation conducting nonqualifying activities. Relying on this legislation, in November 2001, the Company formed the TRS Lessee, and effective January 1, 2002, entered into leases with the TRS Lessee.

          As a REIT, the Company generally will not be subject to corporate level Federal income tax on taxable income it distributes currently to stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed taxable income. In addition, taxable income of a TRS is subject to Federal, state and local income taxes.

          In connection with the Company’s election to be taxed as a REIT, it has also elected to be subject to the “built-in gain” rules on the assets formerly held by Supertel. Under these rules, taxes will be payable at the time and to the extent that the net unrealized gains on assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion.  At December 31, 2002, the income tax bases of the Company’s assets and liabilities were approximately $132,296,000 and $98,062,000 respectively.

          The TRS net operating loss carryforward from December 31, 2002 for Federal income tax purposes was approximately $1,142,000 and will begin to expire in 2022.  A valuation allowance of approximately $652,000 has been established against the deferred tax assets of the TRS Lessee.

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2002, 2001 and 2000

Note 5. Commitments and Contingencies and Other Related Party Transactions

          During 2001 and 2000, pursuant to the terms of a Financial and Administrative Services Agreement, HHM provided the Company with the following services:

•

Accounting and financial reporting, real estate portfolio management and other administrative services. The Company incurred related fees of approximately $1,017,000 and $1,050,000 in 2001 and 2000, respectively

•

Capital improvement supervisory services for a fee equal to 9% of the total cost of the capital improvements, including furniture, fixture, and equipment purchases.  The Company incurred related fees of approximately $362,000 and  $587,000 in 2001 and 2000, respectively

•

Services related to acquiring, disposing and financing Company properties (executed in May 2000).  The fee, payable in common operating partnership (“OP”) units of HHLP, is equal to 1% of the gross sales price for acquisitions or dispositions, and .25% of the financing amount.  In 2001, the Company incurred related fees of $31,000 (approximately 9,200 OP units) in conjunction with refinancing activities

          Effective January 1, 2002, the Company and HHM entered into a new administrative agreement (the “Administrative Services Agreement”) which replaced the Financial and Administrative Services Agreement.  Pursuant to the Administrative Services Agreement, which was terminated effective June 30, 2002, HHM provided the Company with the following services:

•

Accounting and financial reporting, real estate portfolio management and other administrative services for a monthly fee of approximately $71,000 (“Monthly Administrative Fee”).  The Company incurred related fees of  $425,000 in 2002.

•

Capital improvement supervisory services for a fee equal to 9% of the actual documented third party costs that result in capitalized additions to fixed assets at the Company’s hotels.  The Company incurred related fees of $118,000 in 2002.  In addition, the Company reimbursed HHM for actual documented salary, benefits and travel expenses of HHM’s employees directly related to providing construction services.  For 2002, such reimbursements were $135,000.

          The Construction Services aspect of the Administrative Services Agreement, which would have otherwise expired in September 2003, was also terminated effective June 30, 2002.  In doing so, the Company paid an agreement cancellation fee of approximately $211,000.   The consideration for terminating the agreement was recognized as a nonrecurring expense in the second quarter of 2002.

          Effective January 1, 2002, the TRS Lessee entered into a management agreement (the “Management Agreement”) with HHM as to the hotels leased to the TRS Lessee, pursuant to which HHM is operating the hotels.  On November 26, 2002, the Management Agreement was amended (the “Amended Management Agreement”) in conjunction with a refinancing transaction. The principal provisions of the Management Agreement were as follows:

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2002, 2001 and 2000

Note 5.  Commitments and Contingencies and Other Related Party Transactions (continued)

•

With respect to the Sale Hotels, HHM was entitled to the following fees: (a) prior to March 31, 2002, a base management fee equal to 5% of gross hotel income, as defined, plus a potential incentive fee and (b) effective April 1, 2002 through the end of the term, (i) a base management fee equal to 5% of gross hotel income, plus (ii) an accounting fee equal to 1/2% of gross hotel income, plus (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee.

•

With respect to the remaining hotels, HHM was entitled to the following fees: (i) a base management fee equal to 5% of gross hotel income (6% through March 31, 2002), plus (ii) an accounting fee equal to 1/2% of gross hotel income, plus (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee.

          The Amended Management Agreement provides for the following:

•	Extension of the initial term from September 2005 to December 2007, with a five-year extension upon the occurrence of certain conditions.

•

A (i) base management fee equal to 5% of gross hotel income, plus (ii) an accounting fee equal to 1/2% of gross hotel income, plus (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee, through December 31, 2003.  From January 1, 2004 to the end of the term, the base management fee is reduced to 4% of gross hotel income, while the other fees remain the same.

•

The TRS Lessee may terminate the agreement with respect to any hotel at any time (without payment of any termination fee) if (i) HHM fails to achieve ninety percent (90%) of the aggregate Approved Budget Hotel NOI (as defined) for all hotels for any calendar year commencing with the year 2003; provided, however, that HHM has the right to avoid termination by supplementing NOI by paying to the TRS Lessee an amount sufficient to increase aggregate NOI to ninety percent (90%) of Approved Budget NOI, (ii) a franchise agreement for such hotel is terminated solely as a result of the failure of HHM to satisfy its obligations under the agreement or, (iii) HHM fails to achieve ninety percent (90%) of the Approved Budget Hotel NOI for all hotels for two consecutive years during the term of the agreement, regardless of whether HHM has supplemented NOI as described in (i) above.

•

The agreement may be terminated by the TRS Lessee upon a change of control (as defined), in which event the TRS Lessee will pay HHM a termination fee equal to 50% of the sum of HHM’s base and incentive fees for the most recent twelve (12) month period ended prior to the date of termination.

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2002, 2001 and 2000

Note 5. Commitments and Contingencies and Other Related Party Transactions (continued)

          Both the Management Agreement and the Amended Management Agreement provide for the following:

•

Effective January 1, 2002, the TRS Lessee will reimburse HHM up to an aggregate of $300,000 annually for HHM’s reasonable documented out-of-pocket and compensation expenses for HHM’s employees who oversee sales and marketing activity on behalf of the Hotels, and $150,000 annually for payroll processing services.  However, in consideration of the Company’s continued payment of the Monthly Administrative Fee through June 30, 2002, HHM agreed to waive its marketing and payroll reimbursements through June 30, 2002.  The Company incurred related fees of $225,000 in 2002.

•

Upon the Company’s sale of a hotel prior to September 30, 2003, the TRS Lessee will pay to HHM a termination fee equal to 33-1/3% of the base management fee and incentive fee, if any, for the most recent 12-month period ended prior to the date of termination.  No termination fee is payable upon termination of either of the agreements upon sale of a hotel after September 30, 2003 or upon the sale of a Sale Hotel at any time. The TRS Lessee incurred related fees of $82,000 in 2002.

•

In addition to the fees described above, HHM is entitled to an incentive fee equal to 20% of the amount by which “annual aggregate Hotel level net operating income,” for all the hotels for each twelve month period ending September 30, beginning with the twelve month period ended September 30, 2002, exceeds a certain base amount (such base amount is subject to adjustment for future purchases or the termination of an existing Management Agreement or Amended Management Agreement due to the sale of hotels, or for any other reason). No incentive fees were earned by HHM in 2002.

          For the period from June 1, 2001 to December 31, 2001, the Company engaged HHM to manage the Sale Hotels for a monthly management fee equal to 5% of gross hotel revenues.  The Company incurred management fees of $266,000 pursuant to this agreement in 2001.

          The Company earned base rents of $10,917,000 and $15,213,000 and percentage rents of $11,966,000 and $17,631,000 under the leases with HHM in 2001 and 2000, respectively. At December 31, 2002 and 2001, accounts payable and accrued expense includes $79,000 and $2,280,000, respectively, due to HHM.   On January 1, 2002, the TRS Lessee purchased accounts receivable aggregating approximately $781,000 from HHM in exchange for a note of the same amount originally due April 30, 2002 and bearing interest at a rate of 4%.  The note plus interest is expected to be repaid in full prior to July 2003.

          As of December 31, 2002, James I. Humphrey, Jr., and Humphrey Associates, Inc. (collectively, the “Humphrey Affiliates”) own a combined total of 736,513 units of limited partnership interest in HHLP (“OP Units”).  Pursuant to the HHLP Limited Partnership Agreement (the “Partnership Agreement”), the Humphrey Affiliates have redemption rights, which will enable them to cause HHTI to redeem their interests in HHLP in exchange for shares of common stock or cash at the election of the Company.  The Humphrey Affiliates may exercise the redemption rights at any time.  At December 31, 2002, the number of shares of common stock issuable to the Humphrey Affiliates upon exercise of the redemption rights is 736,513.  The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the Humphrey Affiliates, non-affiliated unit holders or the shareholders of the Company.  On January 3, 2003, Mr. Humphrey exercised his redemption rights and caused HHTI to redeem his OP Units in HHLP in exchange for 731,234 shares of common stock of the Company.

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2002, 2001 and 2000

          In January 2003, the Company obtained a $780,000 loan from Southern Community Bank & Trust (“Southern”).  George R. Whittemore, President and Chief Executive Officer of the Company, is the Vice Chairman and a Director of Southern.  Further information about the loan from Southern is presented in Note 6.

          The Company assumed a land lease agreement in conjunction with the purchase of the Best Western Hotel, Harlan, Kentucky.  The lease requires monthly payments of the greater of $2,000 or 5% of room revenue through November 2091.  The Company also assumed a land lease agreement in conjunction with the purchase of the Comfort Inn, Gettysburg, Pennsylvania.  The lease requires an annual payment of $35,000 through May 2025.  Land lease expense totaled approximately $81,000, $82,000 and $78,000 in 2002, 2001 and 2000, respectively, and is included in property operating expense.

          As of December 31, 2002, the future minimum lease payments applicable to noncancelable land leases are as follows (in thousands):

2003	$59
2004	59
2005	59
2006	59
2007	59
Thereafter	2,625

$2,920

Note 6.  Capital Stock

          The Company’s common stock is duly authorized, fully paid and nonassessable.  At December 31, 2002, 751,426 common operating partnership units were redeemable on a one-for-one basis for shares of common stock.  In addition, 376,434 preferred operating partnership units (“Preferred OP Units”) were outstanding.  The Preferred OP Units are convertible into common operating partnership units on a one-for-one basis and, following such conversion, are redeemable, at the option of the holders, for common shares of the Company, or for cash at $10 per share.  The Preferred OP Units receive a preferred dividend distribution of $1.10 per unit annually, payable on a monthly basis.  Redemption of the units was restricted through October 2002.

          During 2002, the Company received notices of cash redemptions representing approximately 160,000 Preferred OP Units.  The Company negotiated extensions with the preferred unit holders in exchange for allowing the redemption of additional units during 2003.  In January 2003, the Company redeemed 78,143 Preferred OP Units. The Company will redeem 80,894 Preferred OP Units on June 1, 2003 and has agreed to allow the redemption of an additional 21,487 Preferred OP Units on June 1, 2003 at the holder’s option.  In addition, the Company has agreed to allow the redemption of 127,439 Preferred OP Units at any time during the year, subject to a 60 day notification period.

          On January 30, 2003, the Company obtained a $780,000 loan from Southern to finance the January 2003 redemption of the Preferred OP Units.  The loan has a term of 20 years, and bears interest at the prime rate plus 1.5% (5.75% on January 30, 2003).  The loan is unsecured for one year, and then will be secured with an assignment of operating partnership units of HHLP.  Principal and interest payments of approximately $5,500 are payable monthly beginning on February 28, 2003 through maturity on January 28, 2023.

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2002, 2001 and 2000

Note 6. Capital Stock (continued)

          There were no conversions of OP Units to common stock of the Company during 2002, however, as discussed above, 731,234 OP Units were converted to common stock of the Company on January 3, 2003.  At December 31, 2002, members of the Board of Directors owned approximately 18% of the Company’s outstanding common stock.  Subsequent to the conversion on January 3, 2003, members of the Board of Directors owned approximately 23% of the Company’s outstanding common stock.

Note 7. New Accounting Standards

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For 2002, the Interpretation requires certain disclosures.  Beginning in 2003, the Interpretation requires recognition of liabilities at their fair value for newly issued guarantees.  The adoption of Interpretation No. 45 will have no effect on our financial statements, as the Company has no obligations within the scope of the Interpretation as of December 31, 2002.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The Company has no stock-based compensation plans and therefore, the adoption of SFAS No. 148 will have no effect on the Company’s financial statements.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“VIEs”).  This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties.  The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which the Company acquires an interest after that date.  Effective July 1, 2003, it also applies to VIEs in which the Company acquired an interest before February 1, 2003. The Company may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated.  The Company is in the process of evaluating the effects of applying Interpretation No. 46 in 2003.  Based on our preliminary analysis, the Company does not anticipate that adoption of Interpretation No. 46 will have a material effect on its financial statements.

Humphrey Hospitality Trust, Inc. and Subsidiaries
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2002

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2002

Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value

Comfort Inns:
Minocqua, Wisconsin	USR	$214,505	$1,458,389	$—	$153,071	$214,505	$1,611,460	$(415,972)	$1,409,993
Sheboygan, Wisconsin	USR	286,970	1,716,782	—	166,732	286,970	1,883,514	(502,622)	1,667,862
Chambersburg, Pennsylvania	GRW	89,000	2,346,362	—	238,081	89,000	2,584,443	(486,468)	2,186,975
Culpeper, Virginia	GRW	182,264	2,142,652	—	281,925	182,264	2,424,577	(355,703)	2,251,138
Dahlgren, Virginia	MER	327,514	2,489,390	—	(118,074)	327,514	2,371,316	(486,434)	2,212,396
Dublin, Virginia	CRE	152,239	3,700,710	—	286,257	152,239	3,986,967	(887,156)	3,252,050
Farmville, Virginia	GRW	253,618	2,162,087	—	108,823	253,618	2,270,910	(434,543)	2,089,985
Gettysburg, Pennsylvania	SUS	—	4,158,453	—	364,872	—	4,523,325	(873,149)	3,650,176
Morgantown, West Virginia	GRW	398,322	3,853,651	—	227,937	398,322	4,081,588	(800,368)	3,679,542
New Castle, Pennsylvania	GRW	56,648	4,101,254	—	259,734	56,648	4,360,988	(653,526)	3,764,110
Princeton, West Virginia	GRW	387,567	1,774,501	—	281,815	387,567	2,056,316	(400,318)	2,043,565
Rocky Mount, Virginia	GRW	193,841	2,162,429	—	27,520	193,841	2,189,949	(465,511)	1,918,279
Solomons, Maryland	GRW	2,303,990	2,988,255	—	1,486,184	2,303,990	4,474,439	(887,403)	5,891,026
Super 8:
Creston, Iowa	GRW	56,000	840,580	89,607	1,973,756	145,607	2,814,336	(1,015,007)	1,944,936
Columbus, Nebraska	USE	51,716	571,178	51,666	608,730	103,382	1,179,908	(582,120)	701,170
O'Neill, Nebraska	GRW	75,000	667,074	46,075	990,149	121,075	1,657,223	(635,803)	1,142,495
Omaha, Nebraska	FNB	164,034	1,053,620	—	1,106,498	164,034	2,160,118	(1,152,506)	1,171,646
Lincoln, Nebraska (West "O")	USE	139,603	1,234,988	63,153	729,547	202,756	1,964,535	(985,651)	1,181,640
Lincoln, Nebraska (Cornhusker)	USE	226,174	1,068,520	271,817	1,556,801	497,991	2,625,321	(1,144,705)	1,978,607
Keokuk, Iowa	GRW	55,000	642,783	71,175	384,019	126,175	1,026,802	(559,163)	593,814
Iowa City, Iowa	GRW	227,290	1,280,365	—	347,243	227,290	1,627,608	(872,016)	982,882
Oskaloosa, Iowa	USE	61,389	453,573	—	337,868	61,389	791,441	(408,632)	444,198
Omaha, Nebraska (Ak-sar-ben)	UST	203,453	1,054,497	—	152,906	203,453	1,207,403	(668,969)	741,887
Kirksville, Missouri	USR	151,225	830,457	—	104,263	151,225	934,720	(506,239)	579,706
Burlington, Iowa	GRW	145,000	867,116	—	114,965	145,000	982,081	(539,395)	587,686
Sedalia, Missouri	USR	185,025	917,809	—	524,075	185,025	1,441,884	(671,411)	955,498

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
As of December 31, 2002

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2002

Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value

Super 8 (continued):
Hays, Kansas	FNB	317,762	1,133,765	19,519	206,043	337,281	1,339,808	(677,178)	999,911
Moberly, Missouri	USE	60,000	1,075,235	—	256,558	60,000	1,331,793	(654,256)	737,537
Pittsburg, Kansas	GRW	130,000	852,131	—	103,146	130,000	955,277	(512,264)	573,013
Manhattan, Kansas	FNB	261,646	1,254,175	—	275,577	261,646	1,529,752	(739,610)	1,051,788
Clinton, Iowa	GRW	135,153	805,067	(46,089)	162,274	89,064	967,341	(495,735)	560,670
Marshall, Missouri	USE	90,784	554,497	27,633	288,099	118,417	842,596	(403,380)	557,633
Mt. Pleasant, Iowa	GRW	85,745	536,064	21,507	371,380	107,252	907,444	(429,643)	585,053
Wichita, Kansas	FNB	435,087	1,806,979	—	474,748	435,087	2,281,727	(1,022,727)	1,694,087
Kingdom City, Missouri	FNB	176,970	877,287	—	107,862	176,970	985,149	(488,067)	674,052
Lenexa, Kansas	USE	454,113	1,722,866	—	255,844	454,113	1,978,710	(911,854)	1,520,969
Pella, Iowa	GRW	61,853	664,610	—	87,896	61,853	752,506	(349,201)	465,158
Storm Lake, Iowa	GRW	90,033	819,202	33,394	366,098	123,427	1,185,300	(478,226)	830,501
West Plains, Missouri	USE	112,279	861,178	—	75,053	112,279	936,231	(423,615)	624,895
Jefferson City, Missouri	USE	264,707	1,206,886	—	223,443	264,707	1,430,329	(610,017)	1,085,019
Garden City, Kansas	FNB	40,258	917,334	—	307,971	40,258	1,225,305	(488,722)	776,841
El Dorado, Kansas	FNB	96,764	418,333	467	465,347	97,231	883,680	(374,893)	606,018
Mountain Home, Arkansas	USR	94,471	682,656	—	61,581	94,471	744,237	(329,449)	509,259
Wayne, Nebraska	FNB	79,127	685,135	—	76,468	79,127	761,603	(317,253)	523,477
Batesville, Arkansas	USR	81,483	811,371	—	46,981	81,483	858,352	(345,151)	594,684
Fayetteville, Arkansas	USR	255,731	1,549,271	—	89,814	255,731	1,639,085	(629,890)	1,264,926
Omaha, Nebraska (West Dodge)	UST	593,518	1,758,275	—	131,717	593,518	1,889,992	(702,440)	1,781,070
College Station, Texas	UST	454,599	1,939,879	—	224,635	454,599	2,164,514	(739,785)	1,879,328
Watertown, South Dakota	FNB	51,237	1,296,312	—	357,996	51,237	1,654,308	(492,409)	1,213,136
Norfolk, Nebraska	USR	226,971	1,587,581	—	313,059	226,971	1,900,640	(545,239)	1,582,372
Park City, Kansas	FNB	275,962	891,933	—	395,682	275,962	1,287,615	(449,911)	1,113,666
Muscatine, Iowa	UST	204,890	1,616,090	—	105,054	204,890	1,721,144	(486,235)	1,439,799
Fort Madison, Iowa	USR	104,855	871,075	—	63,996	104,855	935,071	(298,013)	741,913
Plano, Texas	UST	510,860	2,334,731	—	210,055	510,860	2,544,786	(783,515)	2,272,131

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
As of December 31, 2002

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2002

Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value

Super 8 (continued):
Parsons, Kansas	FNB	167,849	1,195,484	—	61,339	167,849	1,256,823	(319,363)	1,105,309
Grapevine, Texas	MER	733,685	2,300,227	—	260,031	733,685	2,560,258	(759,052)	2,534,891
Portage, Wisconsin	GRW	203,032	1,839,321	—	111,451	203,032	1,950,772	(475,757)	1,678,047
Antigo, Wisconsin	USR	234,605	1,485,579	—	113,595	234,605	1,599,174	(427,348)	1,406,431
Shawano, Wisconsin	GRW	244,935	1,672,123	—	87,824	244,935	1,759,947	(447,322)	1,557,560
Tomah, Wisconsin	USR	211,975	2,079,714	—	202,899	211,975	2,282,613	(529,636)	1,964,952
Menomonie, Wisconsin	GRW	451,520	2,398,446	—	68,860	451,520	2,467,306	(481,186)	2,437,640
Neosho, Missouri	USE	232,000	1,416,216	—	52,885	232,000	1,469,101	(268,606)	1,432,495
Allentown, Pennsylvania	MER	83,073	2,695,886	—	686,519	83,073	3,382,405	(880,687)	2,584,791
Anamosa, Iowa	SSB	49,981	1,150,688	—	73,334	49,981	1,224,022	(118,616)	1,155,387
Charles City, Iowa	CSB,SBA	95,363	1,543,872	—	41,251	95,363	1,585,123	(177,718)	1,502,768
Kewanee, Illinois	PBK	87,934	1,667,540	82,953	(326,105)	170,887	1,341,435	(131,851)	1,380,471
Dyersville, Iowa	CSB,SBA	170,887	1,278,471	(82,953)	426,125	87,934	1,704,596	(159,884)	1,632,646
Oelwein, Iowa	UPB,SBA	49,450	1,243,614	—	33,778	49,450	1,277,392	(141,766)	1,185,076
River Valley Suites
Bullhead City, Arizona	USR	166,456	917,667	—	429,886	166,456	1,347,553	(821,233)	692,776
Holiday Inn Express
Danville, Kentucky	GRW	155,717	2,971,403	—	171,523	155,717	3,142,926	(656,838)	2,641,805
Gettysburg, Pennsylvania	SUS	59,634	1,832,171	—	102,266	59,634	1,934,437	(487,692)	1,506,379
Harlan, Kentucky	GRW	—	2,949,276	—	679,150	—	3,628,426	(533,693)	3,094,733
Hampton Inn
Cleveland, Tennessee	GRW	212,914	2,370,499	—	72,767	212,914	2,443,266	(491,818)	2,164,362
Jackson, Tennessee	GRW	261,506	3,430,541	—	427,908	261,506	3,858,449	(1,167,222)	2,952,733
Shelby, North Carolina	GRW	253,921	2,782,042	—	266,824	253,921	3,048,866	(736,276)	2,566,511
Brandon, Florida	REG	322,203	3,150,779	—	41,394	322,203	3,192,173	(698,306)	2,816,070
Comfort Suites
Dover, Delaware	GRW	337,113	5,179,187	—	(134,184)	337,113	5,045,003	(881,466)	4,500,650

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
As of December 31, 2002

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2002

Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value

Best Western Suites
Key Largo, Florida	GRW	339,425	3,238,530	—	435,901	339,425	3,674,431	(748,808)	3,265,048
Ramada
Ellenton, Florida	GRW	546,945	2,293,464	—	560,930	546,945	2,854,394	(463,084)	2,938,255
Shoney's Inn
Ellenton, Florida	GRW	290,373	2,102,371	—	22,929	290,373	2,125,300	(374,574)	2,041,099
Days Inn
Farmville, Virginia	GRW	384,591	1,967,727	—	131,447	384,591	2,099,174	(453,012)	2,030,753

Subtotal Hotel Properties		18,681,332	137,220,231	649,924	23,902,601	19,331,256	161,122,832	(46,402,282)	134,051,806
Construction in Progress		—	—	—	800,861	—	800,861	—	800,861
Office building		68,765	1,516,627	—	310,042	68,765	1,826,669	(1,068,889)	826,545

Total		$18,750,097	$138,736,858	$649,924	$25,013,504	$19,400,021	$163,750,362	$(47,471,171)	$135,679,212

Encumbrance codes refer to the following lenders:

USR = US Bank Revolver
USE = US Bank $13M Term Loan
GRW = Greenwich Capital Loan
REG = Regions Bank (FL)
UPB = Union Planters Bank
PBK = Peoples Bank of Kewanee
SSB = Security State Bank
UST = US Bank $10M Term Loan
FNB = First National Bank of Omaha
MER = Mercantile Bank (MD) Line
SUS = Susquehanna Bank
CSB = First Citizens National Bank
SBA = Small Business Administration
CRE = SunTrust Bond

Humphrey Hospitality Trust, Inc. and Subsidiaries
NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2002

	ASSET BASIS	Total

(a)	Balance at December 31, 1999	$196,189,326
	Acquisition of buildings and improvements	7,337,799
	Additions to buildings and improvements	5,879,324
	Disposition of buildings and improvements	(2,836,949)

	Balance at December 31, 2000	206,569,500
	Additions to buildings and improvements	5,172,895
	Disposition of buildings and improvements	(2,963,998)
	Impairment loss	(1,192,000)

	Balance at December 31, 2001	207,586,397
	Additions to buildings and improvements	2,708,045
	Disposition of buildings and improvements	(24,898,559)
	Impairment loss	(2,245,500)

	Balance at December 31, 2002	$183,150,383

	ACCUMULATED DEPRECIATION	Total

(b)	Balance at December 31, 1999	$30,189,776
	Depreciation for the period ended December 31, 2000	8,381,968
	Depreciation on assets sold	(312,465)

	Balance at December 31, 2000	38,259,279
	Depreciation for the period ended December 31, 2001	8,204,316
	Depreciation on assets sold or disposed	(695,617)

	Balance at December 31, 2001	45,767,978
	Depreciation for the period ended December 31, 2002	8,209,391
	Depreciation on assets sold or disposed	(6,506,198)

	Balance at December 31, 2002	$47,471,171

(c)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $186,000,000.

(d)	Depreciation is computed based upon the following useful lives:
	Buildings and improvements	20 - 40 years
	Furniture and equipment	5 - 12 years

(e)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in note 3 to the consolidated financial statements.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

          Information concerning the directors and executive officers of the Company is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders (the 2003 Proxy Statement) under the caption “Election of Directors.”

Item 11.    Executive Compensation

          Information regarding executive compensation is incorporated by reference to the 2003 Proxy Statement under the caption “Executive Officer Compensation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

          Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, of each director and executive officer of Humphrey Hospitality Trust, Inc., and all directors and executive officers as a group, is incorporated by reference to the 2003 Proxy Statement under the caption “Ownership of the Company’s Common Stock.”

No securities of the Company are authorized for issuance under equity compensation plans at December 31,2002.

Item 13.    Certain Relationships and Related Transactions

          Information regarding certain relationships and related transactions is incorporated by reference to the 2003 Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14.    Controls and Procedures

Evaluation of disclosure controls and procedures

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (Disclosure Controls) and its “internal controls and procedures for financial reporting” (Internal Controls).

          Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms.  Disclosure Controls are also designed with the objective on ensuring that such information is accumulated and communicated to our management, including the President and Chief Executive Officer and the Treasurer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.

CEO and CFO certifications

          Appearing immediately following the Signatures section of the Annual Report there are “Certifications” of the President and Chief Executive Officer and Treasurer and the Chief Financial Officer.  The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.  This section of the Annual Report which you are currently reading is the information concerning the Evaluation referred to in the above statement and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Limitations on the effectiveness of controls

          The Company’s management, including the President and Chief Executive Officer and the Treasurer and Chief Financial Officer, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

          Based upon the Evaluation, the Company’s President and Chief Executive Officer and its Treasurer and Chief Financial Officer concluded that the Company’s Disclosure Controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

          There were no significant changes in the Company’s Internal Controls or in other factors that could significantly affect those Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses, within the 90 days prior to the date of this report.

PART IV

Item 15.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	Reports on Form 8-K

	(i)	Current report on form 8-K filed October 28, 2002.

	(ii)	Current report on form 8-K filed November 15, 2002.

	(iii)	Current report on form 8-K filed December 17, 2002.

(b)	Exhibits

3.1          Second Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed on December 10, 1999).

3.2          Third Amended and Restated Bylaws of the Registrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed on December 10, 1999).

10.1        Third Amended and Restated Agreement of Limited Partnership of Humphrey Hospitality Limited Partnership (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2000).

10.2        Option Agreement, dated as of November 29, 1994, among the Company, Humphrey Hospitality Limited Partnership, James I. Humphrey, Jr. and Humphrey Associates (incorporated by reference to the Company’s Registration Statement on Form S-11 (Registration No. 33-83658)).

10.3        Non-Competition Agreement, dated as of November 29, 1994, among the Company, Humphrey Hospitality Limited Partnership, James I. Humphrey, Jr. and Humphrey Associates (incorporated by reference to the Company’s Registration Statement on Form S-11 (Registration No. 33-83658)).

10.4        Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership, Humphrey Hospitality REIT Trust and Steve H. Borgmann (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2000).

10.5        Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership and Humphrey Hospitality REIT Trust and Paul J. Schulte (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2000).

10.6        Indemnification Agreement dated as of December 31, 2001 made by Humphrey Hospitality Trust, Inc. for the benefit of James I. Humphrey, Jr.

10.7        Indemnification Agreement dated as of December 31, 2001 made by Humphrey Hospitality Trust, Inc. for the benefit of Steven H. Borgmann.

10.8        Indemnification Agreement dated as of December 31, 2001 made by Humphrey Hospitality Trust, Inc. for the benefit of Paul J. Schulte.

10.9        Development Services Agreement, dated as of April 4, 1996, between Humphrey Hospitality Limited Partnership and Humphrey Development (incorporated by reference to the Company’s Registration Statement on Form S-11 (Registration No. 333-15897)).

10.10      First Amendment to Development Services Agreement dated November 6, 1996 between the Partnership and Humphrey Development (incorporated by reference to the Company’s Registration Statement on Form S-11 (Registration No. 333-15897)).

10.13      Loan Agreement between Mercantile Bank National Association and Supertel Hospitality, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2000).

10.14      Loan Agreement between Supertel Hospitality, Inc. and U.S. Bank National Association (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2000).

10.15      Loan Agreement between E&P Financing Limited Partnership and U.S. Bank National Association (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2000).

10.16      Loan Agreement between Supertel Hospitality, Inc. and U.S. Bank National Association (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2000).

10.18      Loan Agreement between First National Bank of Omaha, N.A. and Supertel Hospitality, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2000).

10.19      Lease Termination Agreement dated as of December 31, 2001, among Humphrey Hospitality Management, Inc., Supertel Hospitality Management, Inc., Humphrey Hospitality Trust, Inc., Humphrey Hospitality Limited Partnership, E&P Financing Limited Partnership, Solomon Beacons Inn Limited Partnership and TRS Leasing, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 15, 2002).

10.20      Management Agreement dated as of January 1, 2002 between TRS Leasing, Inc. and Humphrey Hospitality Management, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 15, 2002).

10.21      New Administrative Services Agreement dated as of January 1, 2002 among Humphrey Hospitality Limited Partnership, E&P Financing Limited Partnership, Humphrey Hospitality Trust, Inc., and Humphrey Hospitality Management, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 15, 2002).

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

10.25      Loan Agreement dated as of November 26, 2002, by and among Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc.

10.26      Promissory Note between Solomons Beacon Inn Limited Partnership and TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc. dated as of November 26, 2002 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2002).

10.27      Guaranty of Recourse Obligations made by Humphrey Hospitality Trust, Inc., as guarantor, in favor of Greenwich Capital Financial Products, Inc., dated as of November 26, 2002 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2002).

10.28      Pledge and Security Agreement by Humphrey Hospitality Trust, Inc., Humphrey Hospitality Limited Partnership, TRS Leasing, Inc. and Solomons GP, LLC, for the benefit of Greenwich Capital Financial Products, Inc. dated as of November 26, 2002 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2002).

10.29      Master Lease Agreement dated as of November 26, 2002, between Solomons Beacon Inn Limited Partnership, as lessor, and TRS Subsidiary, LLC, as lessee (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2002).

10.30      First Amended and Restated Master Lease Agreement dated as of November 26, 2002, between Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership, as lessors, and TRS Leasing Subsidiary, LLC, as lessee, and Solomons Beacon Inn Limited Partnership as withdrawing lessor (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2002).

10.31      First Amended and Restated Hotel Management Agreement between TRS Leasing, Inc., TRS Subsidiary, LLC and Humphrey Hospitality Management, Inc. dated November 26, 2002 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2002).

10.32      Loan Agreement dated January 30, 2003 between Southern Community Bank & Trust and Humphrey Hospitality Trust, Inc.

21           Subsidiaries. *

23.1        Consent of Reznick Fedder & Silverman. *

23.2        Consent of KPMG LLP. *

99.1        Real Estate Investment Risks. *

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed by the undersigned, thereunto duly authorized.

HUMPHREY HOSPITALITY TRUST, INC.

	By:	/s/ GEORGE R. WHITTEMORE

March 31, 2003		George R. Whittemore President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2003.

By:	/s/ GEORGE R. WHITTEMORE

George R. Whittemore
President and Chief Executive Officer

By:	/s/ PAUL J. SCHULTE

Paul J. Schulte
Chairman of the Board

By:	/s/ JAMES I. HUMPHREY, JR.

James I. Humphrey, Jr.
Director

By:	/s/ STEVE H. BORGMANN

Steve H. Borgmann
Director

By:	/s/ LOREN STEELE

Loren Steele
Director

By:	/s/ JOSEPH CAGGIANO

Joseph Caggiano
Director

By:	/s/ JEFFREY M. ZWERDLING

Jeffrey M. Zwerdling
Director

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CERTIFICATIONS

I, George R. Whittemore, certify that:

1.	I have reviewed this annual report on Form 10-K of Humphrey Hospitality Trust, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003		/s/ GEORGE R. WHITTEMORE

George R. Whittemore President and Chief Executive Officer

I, Michael M. Schurer, certify that:

1.	I have reviewed this annual report on Form 10-K of Humphrey Hospitality Trust, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003		/s/ MICHAEL M. SCHURER

Michael M. Schurer Chief Financial Officer, Treasurer and Corporate Secretary

I, George R. Whittemore, certify that the Form 10-K for the year ended December 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of the issuer.

March 31, 2003	/s/ GEORGE R. WHITTEMORE

George R. Whittemore President and Chief Executive Officer

I, Michael M. Schurer, certify that the Form 10-K for the year ended December 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of the issuer.

March 31, 2003	/s/ MICHAEL M. SCHURER

Michael M. Schurer Chief Financial Officer, Treasurer and Corporate Secretary