Form 10-Q
period 2003-03-31
HUMPHREY HOSPITALITY TRUST INC
filed 2003-05-12
CIK 929545

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Telephone number: (443) 259-4900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒    No  ☐

As of May 7, 2003, there were 12,049,350 shares of common stock, par value $.01 per share, outstanding.

HUMPHREY HOSPITALITY TRUST, INC.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of
	March 31, 2003	December 31, 2002
ASSETS
Investments in hotel properties	$175,749	$183,150
Less accumulated depreciation	46,891	47,471

	128,858	135,679
Hotel properties held for sale	4,467	—
Cash and cash equivalents	1,062	1,519
Accounts receivable	940	858
Prepaid expenses and other assets	4,488	4,225
Deferred financing costs, net	1,889	1,972

	$141,704	$144,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$4,838	$3,787
Long-term debt	94,131	94,275

	98,969	98,062

Minority interest in consolidated partnerships	3,135	5,655

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 12,049,350 and 11,318,136 shares outstanding, respectively	120	113
Additional paid-in capital	51,498	49,776
Distributions in excess of retained earnings	(12,018)	(9,353)

	39,600	40,536

COMMITMENTS AND CONTINGENCIES
	$141,704	$144,253

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three months ended March 31,
	2003	2002
REVENUES
Room rentals and other hotel services	$12,517	$13,686
Other	44	43

	12,561	13,729

EXPENSES
Hotel and property operations	10,249	10,551
Interest	1,697	2,116
Depreciation	1,798	1,723
General and administrative	536	624

	14,280	15,014

LOSS FROM CONTINUING OPERATIONS BEFORE NET GAINS (LOSSES) ON DISPOSITIONS OF ASSETS AND PROVISION FOR IMPAIRMENT LOSS AND MINORITY INTEREST	(1,719)	(1,285)
Net gains (losses) on dispositions of assets and provision for impairment loss	(586)	(595)
Minority interest	(79)	59

LOSS FROM CONTINUING OPERATIONS	(2,384)	(1,821)
Discontinued operations	(281)	(81)

NET LOSS	$(2,665)	$(1,902)

NET LOSS PER SHARE – BASIC AND DILUTED:
Continuing operations	$(0.20)	$(0.16)
Discontinued operations	(0.02)	(0.01)

Net loss	$(0.22)	$(0.17)

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,665)	$(1,902)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	1,832	1,918
Amortization of deferred financing costs	101	135
Net (gains) losses on dispositions of assets and provision for impairment loss	940	595
Minority interest	79	(59)
Changes in operating assets and liabilities:
Increase in assets	(477)	(1,403)
Increase (decrease) in liabilities	1,183	(525)

Net cash provided (used) by operating activities	993	(1,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(418)	(304)
Proceeds from sale of hotel properties	—	1,144
Redemption of operating partnership units	(781)	—
Distributions to minority partners	(89)	(103)

Net cash provided (used) by investing activities	(1,288)	737

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(18)	—
Principal payments on long-term debt	(924)	(1,903)
Proceeds from long-term debt	780	—

Net cash used by financing activities	(162)	(1,903)

Decrease in cash and cash equivalents	(457)	(2,407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,519	5,021

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,062	$2,614

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of operating partnership units	$1,729	$—

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

General

Humphrey Hospitality Trust, Inc. (“HHTI”) is a real estate investment trust (“REIT”) for Federal income tax purposes and was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994.

HHTI, through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”), owns a controlling interest in Humphrey Hospitality Limited Partnership (“HHLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in real property are held directly or indirectly by E&P LP, HHLP or Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”), and its interests in personal property are held directly or indirectly by its wholly owned subsidiary, TRS Leasing, Inc. Subject to certain conditions, units of partnership interest in HHLP (“Units”) may be exchanged by the limited partners for cash or, at the option of HHTI, the obligation may be assumed by HHTI and paid either in cash or shares of common stock of HHTI on a one-for-one basis. HHTI is the sole general partner in HHLP and at March 31, 2003, owned approximately 97% of the Units in HHLP. HHLP is the general partner in SBILP. At March 31, 2003, HHLP and HHTI owned a 99% and 1% interest in SBILP, respectively.

As of March 31, 2003, the Company, through the Partnerships, owned 81 limited service hotels (the “Hotels”) and one office building. The hotels are leased to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiary, TRS Subsidiary, LLC (collectively the “TRS Lessee”), and are managed by Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc. (“SHMI”) (collectively “HHM”).

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of March 31, 2003, the consolidated statements of operations for the three months ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2002 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year. Certain amounts for 2002 have been reclassified to conform to the presentation for 2003.

Recent Developments

On January 3, 2003, James I. Humphrey, Jr., a director of the Company and the sole shareholder of HHM at March 31, 2003, exercised his redemption rights and caused HHTI to redeem his common operating partnership units in HHLP (“Common OP Units”) in exchange for 731,234 shares of common stock of the Company.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2003, 78,143 preferred operating partnership units in HHLP (“Preferred OP Units”) were redeemed for cash at $10 per share using the proceeds of a $780,000 loan from Southern Community Bank & Trust (“Southern”). The loan has a term of 20 years, and bears interest at the prime rate plus 1.5% (5.75% on March 31, 2003). The loan is unsecured for one year, and then will be secured with an assignment of Preferred OP units. Principal and interest payments of approximately $5,500 are payable monthly beginning on February 28, 2003 through maturity on January 28, 2023. George R. Whittemore, President and Chief Executive Officer of the Company, is the Vice Chairman and a Director of Southern.

Hotel Properties Held For Sale

As of March 31, 2003, three of the Company’s Hotels are classified as hotel properties held for sale (the “2003 Sale Hotels”). The Company determined that the carrying amount of one of the 2003 Sale Hotels would not be recoverable from future cash flows. In addition, the Company changed its plans and intentions as to the likely holding period of an additional Hotel that was not classified as held for sale at March 31, 2003, and determined that the carrying amount of the Hotel was not recoverable from estimated future cash flows. Accordingly, the Company recognized an impairment loss of approximately $940,000 related to these Hotels in the first quarter of 2003.

In 2002, the Company identified and actively marketed eight hotel properties that it decided to sell (the “2002 Sale Hotels”). The Company sold six of the 2002 Sale Hotels during 2002 (the “Sold Hotels” and, along with the “2003 Sale Hotels”, the “Sale Hotels”). Due to market conditions and certain other factors considered by management, active marketing of two of the 2002 Sale Hotels ceased during 2002. Accordingly, these properties were reclassified from hotel properties held for sale to investments in hotel properties in the third quarter of 2002.

The operating results of the Sale Hotels are included in discontinued operations for all periods presented in the statements of operations, and are summarized as follows:

	Three months ended March 31,
	2003	2002
Revenues	$485	$1,500
Hotel and property operations expenses	342	1,247
Interest expense	36	139
Depreciation expense	34	195
Provision for impairment loss	(354)	—

	$(281)	$(81)

Subsequent Events

In April 2003, the Company disposed of its interest in an independent hotel located in Bullhead City, Arizona, recognizing a gain of approximately $259,000. The sale generated gross proceeds of approximately $1 million, which were used to pay closing costs and to repay existing debt.

In May 2003, the Company disposed of its interest in a Super 8 hotel located in College Station, Texas, recognizing a gain of approximately $766,000. The sale generated gross proceeds of approximately $2.75 million, which were used to pay closing costs and to repay existing debt.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is currently negotiating the extension of its credit facility with Mercantile Bank ($3.9 million outstanding at March 31, 2003), originally set to expire on April 11, 2003. Approval of the extension of the maturity date to April 11, 2004 is currently pending.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the loss allocable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period. The weighted average number of shares used in the basic EPS computation for the three months ended March 31, 2003 and 2002 were 12,033,000 and 11,318,000, respectively.

For the three months ended March 31, 2003 and 2002, there were no dilutive securities outstanding. At March 31, 2003, there are 20,192 Common OP Units and 298,291 Preferred OP Units outstanding. During 2002, the Company received notices of cash redemptions representing approximately 160,000 Preferred OP Units. The Company negotiated extensions with the preferred unit holders in exchange for allowing the redemption of additional units during 2003. In January 2003, the Company redeemed 78,143 Preferred OP Units. The Company will redeem 80,894 Preferred OP Units on June 1, 2003 and has agreed to allow the redemption of an additional 21,487 Preferred OP Units on June 1, 2003 at the holder’s option. In addition, the Company has agreed to allow the redemption of 127,439 Preferred OP Units at any time, subject to a 60 day notification period.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The discussion that follows is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2003 and 2002, and should be read along with the consolidated financial statements and notes.

Results of Operations

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002.

Operating results are summarized as follows (in thousands):

	2003			2002
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Variance
Revenues	$12,561	485	13,046	$13,729	1,500	15,229	(2,183)
Hotel and property operations expenses	10,249	342	10,591	10,551	1,247	11,798	1,207
Interest expense	1,697	36	1,733	2,116	139	2,255	522
Depreciation expense	1,798	34	1,832	1,723	195	1,918	86
General and administrative expenses	536	—	536	624	—	624	88
Net gains (losses) on dispositions of assets and provision for impairment loss	(586)	(354)	(940)	(595)	—	(595)	(345)
Minority interest	79	—	79	(59)	—	(59)	(138)

	$(2,384)	(281)	(2,665)	$(1,821)	(81)	(1,902)	(763)

The decrease in revenues in 2003 is due primarily to the sale of 10 hotel properties in 2002 ($1,790), one of which was sold in the first quarter 2002, as well as a 1.7% reduction in revenue per available room (“RevPAR”), which largely reflects the impact of severe inclement weather during February 2003, as well as the loss of non-recurring demand generators in certain markets that had previously benefited the first quarter of 2002.

The decrease in hotel and property operations expenses is also due primarily to the sale of 10 hotel properties in 2002 ($1,475).

The decrease in interest expense is due primarily to the accelerated pay-off of long-term debt ($370) and a decrease in interest rates on the Company’s debt ($117).

The Company determined that the carrying amount of one of the 2003 Sale Hotels would not be recoverable from future cash flows. In addition, the Company changed its plans and intentions as to the likely holding period of an additional Hotel that was not classified as held for sale at March 31, 2003, and determined that the carrying amount of the Hotel was not recoverable from estimated future cash flows. Accordingly, the Company recognized an impairment loss ($940) related to these Hotels in the first quarter of 2003. In the first quarter of 2002, the Company determined that the carrying amount of one of its hotel properties would not be recoverable from future cash flows and sales and, accordingly, recognized an impairment loss ($588).

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Liquidity and Capital Resources

The Company’s income and ability to meet its debt service obligations and make distributions to its shareholders depends upon the operations of the Hotels being conducted in a manner that maintains or increases revenue, or reduces expenses, to generate sufficient hotel operating income for the TRS Lessee to pay the Hotels’ operating expenses, including management fees to HHM, and rents to the Company. The Company depends on rent payments from the TRS Lessee to fund the Company’s operating expenses, debt service, and distributions to shareholders. The effects of the economic slowdown on the overall U.S. economy have had an adverse effect on the revenues of the Company’s Hotels, and there can be no assurance that the operating performance of the Company’s Hotels will improve in the foreseeable future.

The Company expects to meet its short-term liquidity requirements generally through borrowing on its Revolving Facility, and net cash provided by operations. The Company believes that its available borrowing capacity and net cash provided by operations will be adequate to fund both operating requirements and the payment of dividends in accordance with REIT requirements.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities, through long-term secured and unsecured borrowings, the issuance of additional securities of the Company, or, in connection with acquisitions of hotel properties, the issuance of limited operating partnership units in HHLP.

Financing

At March 31, 2003, the Company had long-term debt of $94.1 million consisting of bonds, notes and mortgages payable, with a weighted average term to maturity of 6.8 years and a weighted average interest rate of 6.91%. Aggregate annual principal and bond sinking fund payments for the remainder of 2003 and thereafter are as follows (in thousands):

2003	$2,804
2004	19,552
2005	12,349
2006	2,068
2007	2,234
Thereafter	55,124

$94,131

The 2003 maturities assume the extension of the credit facility with Mercantile Bank ($3.9 million outstanding at March 31, 2003) to April 11, 2004. The remainder of the maturities in 2003 consist of principal amortization on mortgage loans and bonds which the Company expects to fund through cash flow from operations.

The Company files quarterly loan compliance certificates with certain of its lenders, including Mercantile Bank and U.S. Bank. In filing its loan compliance certificates for the quarter ended March 31, 2003, the Company disclosed non-compliance with certain loan covenant requirements. The Company has obtained waivers allowing it to temporarily maintain higher loan to value and lower debt service coverage ratios, as applicable. The waivers were effective March 31, 2003, and extend to June 30, 2003. Such waivers were provided at no cost to the Company and do not restrict the Company’s ability to pay dividends or fund capital expenditures.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Disposition of Hotel Properties

Subsequent to March 31, 2003, the Company has successfully completed the sale of two of the Sale Hotels. The proceeds from the dispositions have been used to repay existing debt. The Company has also successfully negotiated a sale contract on the remaining Sale Hotel and one Hotel that did not meet the Company’s criteria for plan of sale at March 31, 2003 (Grapevine, TX Super 8). In addition, The Company is actively seeking to sell two additional Hotels (Allentown, PA Super 8 and Garden City, KS Super 8) and expects to use the proceeds (estimated to be approximately $3.1 million) from these sales to further pay down debt. These properties, and the Grapevine, TX Super 8, will be classified as hotel properties held for sale if and when the Company’s criteria for plan of sale are met. Room rentals and other hotel service revenues from the Grapevine, Allentown and Garden City properties were $504,000 for the three months ended March 31, 2003. Hotel and property operations expense for these properties were $460,000 for the three months ended March 31, 2003. The following table provides additional information regarding the Sale Hotels and the Grapevine, TX Super 8 (in thousands):

Hotel	Location	Date Sold	Gross Proceeds		Gain (Loss)		Debt Repayment
Hotels sold in 2003:
Independent	Bullhead City, AZ	April 2003	$1,000		$259		$910
Super 8	College Station, TX	May 2003	2,750		766		2,526

			3,750		1,025		3,436

Hotel sales expected in 2003:
Super 8	Plano, TX	N/A	2,000	(a)	(354	)(a), (b)	1,810	(a)
Super 8	Grapevine, TX	N/A	3,525	(a)	851	(a)	3,190	(a)

			5,525		497		5,000

Total			$9,275		$1,522		$8,436

(a)	Represents estimated gross proceeds, gain(loss) and debt repayment from pending sales.
(b)	Includes effect of impairment loss recorded in the first quarter of 2003 ($354).

Redemption of Preferred Operating Partnership (“OP”) Units

At March 31, 2003, there were 298,291 Preferred OP Units outstanding. The Preferred OP Units are redeemable, at the option of the holders, for common shares of the Company, or for cash at $10 per share. Redemptions in the form of cash (“Cash Redemptions”) may occur upon the second anniversary (October 2002) following the issuance of such units, and on every anniversary thereafter up to October 2009. The Company has 60 days upon receipt of a Cash Redemption notice to make such payments.

During 2002, the Company received notices of Cash Redemptions representing approximately 160,000 Preferred OP Units. The Company negotiated extensions with the preferred unit holders in exchange for allowing the redemption of additional units during 2003. In January 2003, the Company redeemed 78,143 Preferred OP Units with the proceeds from a new financing with Southern Community Bank and Trust in the amount of $780,000. The Company plans to redeem an additional 80,894 Preferred OP Units on June 1, 2003 and has agreed to allow the redemption of an additional 21,487 Preferred OP Units on June 1, 2003 at the holder’s option. In addition, the Company has agreed to allow the redemption of 127,439 Preferred OP Units at any time, subject to the aforementioned 60 day notification period. The Company expects to fund the remaining Cash Redemptions, and any potential future Cash Redemptions, through cash generated from operating activities and/or short term borrowings against the Company’s $10 million revolving credit facility with US Bank ($8.4 million outstanding at March 31, 2003).

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Funds from Operations

Management considers funds from operations, (“FFO”) to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings, for an understanding of the Company’s operating results. All REITs do not calculate FFO in the same manner, therefore, the Company’s calculation may not be the same as the calculation of FFO for similar REITs. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America, excluding gains or losses on operating properties, plus depreciation of real estate assets after adjustments for unconsolidated partnerships and joint ventures. The Company has reported FFO for the current period using the most recent NAREIT definition. A reconciliation of FFO to Net Loss is shown in Part II, Item 5 – Other Information.

The Company’s FFO for the three months ended March 31, 2003 was $107,000, representing a decrease of $504,000 from the $611,000 reported for the three months ended March 31, 2002. The reduction in FFO is due primarily to a $394,000 reduction in comparable room revenues from Hotels owned by the Company during the three-month periods ended March 31, 2003 and 2002 (“Same Store”), as well as an increase in certain Same Store operating expenses during the quarter.

The decrease in Same Store room revenues was substantially attributed to properties operating in Nebraska ($126,000), Iowa ($85,000) and Virginia ($82,000). Each of these markets suffered periods of severe inclement weather during February 2003, as well as the loss of non-recurring demand generators in certain markets that had previously benefited the first quarter of 2002. The reduction in room revenues was partially offset by an increase in Same Store room revenues of properties operating in Wisconsin ($85,000), due primarily to the benefit of non-recurring demand in the first quarter of 2003.

Increased same-store operating expenses were noted in the cost categories of hotel labor ($141,000 or 3%), due principally to the expiration of a company-wide wage freeze in the third quarter of 2002; insurance ($126,000 or 43%), due to escalating premiums, loss retention limits, and deductibles; and utilities ($89,000 or 11%), resulting from the higher utilization of natural gas and electricity over an extended period of severe weather during the 2003 first quarter.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Room Rentals and Other Hotel Service Revenues

The Company’s Room rentals and other hotel service revenues by state, for the three months ended March 31, 2003, were as follows:

State	Number of Properties	Percentage of Total
Kansas	9	12.2
Iowa	15	11.6
Florida	4	11.3
Nebraska	9	10.5
Missouri	8	7.1
Wisconsin	7	7.1
Virginia	6	7.0
Pennsylvania	5	6.0
Tennessee	2	5.0
Texas	3	4.9
West Virginia	2	3.4
Arkansas	3	2.6
Maryland	1	2.5
Kentucky	2	2.3
Delaware	1	2.1
North Carolina	1	1.7
Arizona	1	1.0
South Dakota	1	1.0
Illinois	1	0.7

	81	100

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to the ability of the TRS Lessee to make rent payments, adverse changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, supply and demand for hotel rooms in the Company’s current and proposed market areas and general accounting principles, policies and guidelines applicable to real estate investment trusts and other risks and uncertainties described in the Company’s filings with the SEC from time to time. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s interest rate exposure subsequent to March 31, 2003.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c). Based upon that evaluation, the Company’s President and Chief Executive Officer, and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	Changes in internal controls. Since the date of the evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

Part II. OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Summary Financial Data

The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the consolidated statements of operations and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(In thousands, except per share and statistical data)

	Three months ended March 31,
	2003	2002
Loss from continuing operations	$(2,384)	$(1,821)

Net loss per share from continuing operations – basic and diluted	$(0.20)	$(0.16)

FFO	$107	$611

Net cash flow:
Provided (used) by operating activities	$993	$(1,241)
Provided (used) by investing activities	$(1,288)	$737
Used by financing activities	$(162)	$(1,903)

Weighted average number of shares outstanding – basic and diluted	12,033	11,318

RECONCILIATION OF NET LOSS TO FFO
Net loss	$(2,665)	$(1,902)
Depreciation	1,832	1,918
Loss on disposition of assets and provision for impairment loss	940	595

FFO	$107	$611

ADDITIONAL INFORMATION
Average daily room rate (ADR)	$48.82	$47.82
RevPAR	$25.59	$26.03
Occupancy percentage	52.4%	54.4%

Part II. OTHER INFORMATION, CONTINUED:

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits – None.

(B)	On April 7, 2003, the Company filed a report on Form 8-K relating to its announcement on April 1, 2003, of its financial results for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMPHREY HOSPITALITY TRUST, INC.

By:	/s/ GEORGE R. WHITTEMORE
George R. Whittemore President and Chief Executive Officer

Dated this 12th day of May 2003.

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

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
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ GEORGE R. WHITTEMORE
George R. Whittemore President and Chief Executive Officer

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

CERTIFICATIONS

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
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ MICHAEL M. SCHURER
Michael M. Schurer Chief Financial Officer, Treasurer and Secretary