Form 10-Q
period 2003-06-30
HUMPHREY HOSPITALITY TRUST INC
filed 2003-08-07
CIK 929545

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2003.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 0-25060

HUMPHREY HOSPITALITY TRUST, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7170 Riverwood Drive, Columbia MD 21046

(Address of principal executive offices)

Telephone number: (443) 259-4900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒                                          No ☐

As of August 1, 2003, there were 12,049,350 shares of common stock, par value $.01 per share, outstanding.

HUMPHREY HOSPITALITY TRUST, INC.

Part I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of
	June 30, 2003	December 31, 2002
ASSETS
Investments in hotel properties	$170,503	$183,150
Less accumulated depreciation	46,689	47,471

	123,814	135,679
Hotel properties held for sale	4,426	—
Cash and cash equivalents	815	1,519
Accounts receivable	1,053	865
Prepaid expenses and other assets	4,692	4,225
Deferred financing costs, net	1,811	1,972

	$136,611	$144,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$5,568	$3,794
Long-term debt	87,457	94,275

	93,025	98,069

Minority interest in consolidated partnerships	2,112	5,655

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 12,049,350 and 11,318,136 shares outstanding, respectively	120	113
Additional paid-in capital	51,498	49,776
Distributions in excess of retained earnings	(10,144)	(9,353)

	41,474	40,536

COMMITMENTS AND CONTINGENCIES
	$136,611	$144,260

See accompanying notes to consolidated financial statements.

Part I.    FINANCIAL INFORMATION, CONTINUED:

Item 1.    FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
REVENUES
Room rentals and other hotel services	$16,325	$17,249	$28,445	$30,520
Other	85	40	129	83

	16,410	17,289	28,574	30,603

EXPENSES
Hotel and property operations	11,232	11,217	21,108	21,410
Interest	1,661	2,311	3,331	4,367
Depreciation	1,722	2,298	3,444	3,931
General and administrative	566	758	1,102	1,380
Agreement cancellation expense	—	211	—	211

	15,181	16,795	28,985	31,299

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE NET GAINS (LOSSES) ON DISPOSITIONS OF ASSETS AND PROVISION FOR IMPAIRMENT LOSS AND MINORITY INTEREST	1,229	494	(411)	(696)
Net gains (losses) on dispositions of assets and provision for impairment loss	(11)	(727)	(11)	(1,322)
Minority interest	(80)	(56)	(159)	3

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	1,138	(289)	(581)	(2,015)
Discontinued operations	736	(266)	(210)	(442)

NET EARNINGS (LOSS)	$1,874	$(555)	$(791)	$(2,457)

NET EARNINGS (LOSS) PER SHARE—BASIC AND DILUTED:
Continuing operations	$0.09	$(0.03)	$(0.05)	$(0.18)
Discontinued operations	0.06	(0.02)	(0.02)	(0.04)

Net earnings (loss)	$0.15	$(0.05)	$(0.07)	$(0.22)

See accompanying notes to consolidated financial statements.

Part I.    FINANCIAL INFORMATION, CONTINUED:

Item 1.    FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(791)	$(2,457)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,593	4,445
Amortization of deferred financing costs	191	268
Net (gains) losses on dispositions of assets and provision for impairment loss	(75)	1,748
Minority interest	159	(3)
Changes in operating assets and liabilities:
Increase in assets	(655)	(2,633)
Increase in liabilities	1,774	1,442

Net cash provided by operating activities	4,196	2,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(1,575)	(919)
Proceeds from sale of hotel properties	5,496	6,697
Redemption of operating partnership units	(1,808)	—
Distributions to minority partners	(165)	(207)

Net cash provided by investing activities	1,948	5,571

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(30)	(54)
Principal payments on long-term debt	(7,598)	(12,445)
Proceeds from long-term debt	780	—

Net cash used by financing activities	(6,848)	(12,499)

Decrease in cash and cash equivalents	(704)	(4,118)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,519	5,021

CASH AND CASH EQUIVALENTS, END OF PERIOD	$815	$903

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of operating partnership units	$1,729	$—

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

HHTI, through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”), owns a controlling interest in Humphrey Hospitality Limited Partnership (“HHLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in real property are held directly or indirectly by E&P LP, HHLP or Solomons Beacon Inn Limited Partnership (“SBILP”) (collectively, the “Partnerships”), and its interests in personal property are held directly or indirectly by its wholly owned subsidiary, TRS Leasing, Inc. Subject to certain conditions, units of partnership interest in HHLP (“Units”) may be exchanged by the limited partners for cash or, at the option of HHTI, the obligation may be assumed by HHTI and paid either in cash or shares of common stock of HHTI on a one-for-one basis. HHTI is the sole general partner in HHLP and at June 30, 2003, owned approximately 98% of the Units in HHLP. HHLP is the general partner in SBILP. At June 30, 2003, HHLP and HHTI owned a 99% and 1% interest in SBILP, respectively.

As of June 30, 2003, the Company, through the Partnerships, owned 78 limited service hotels (the “Hotels”) and one office building. The hotels are leased to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiary, TRS Subsidiary, LLC (collectively the “TRS Lessee”), and are managed by Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc. (“SHMI”) (collectively “HHM”).

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2002 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year. Certain amounts for 2002 have been reclassified to conform to the presentation for 2003.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of SFAS No. 150 did not affect the Company’s financial statements.

Part I.    FINANCIAL INFORMATION, CONTINUED:

Item 1.    FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Developments

On January 3, 2003, James I. Humphrey, Jr., a director of the Company and the sole shareholder of HHM at June 30, 2003, exercised his redemption rights and caused HHTI to redeem his common operating partnership units in HHLP (“Common OP Units”) in exchange for 731,234 shares of common stock of the Company.

In January 2003, 78,143 preferred operating partnership units in HHLP (“Preferred OP Units”) were redeemed for cash at $10 per share using the proceeds of a $780,000 loan from Southern Community Bank & Trust (“Southern”). The loan has a term of 20 years, and bears interest at the prime rate plus 1.5% (5.50% on June 30, 2003). The loan is unsecured for one year, and then will be secured with an assignment of Preferred OP units. Principal and interest payments of approximately $5,500 are payable monthly beginning on February 28, 2003 through maturity on January 28, 2023. George R. Whittemore, President and Chief Executive Officer of the Company, is a member of the Board of Directors of Southern. In May 2003, an additional 102,681 Preferred OP Units were redeemed for cash at $10 per share.

In April 2003, the Company disposed of its interest in an independent hotel located in Bullhead City, Arizona, recognizing a gain of approximately $259,000. The sale generated gross proceeds of approximately $1 million, which were used to pay closing costs and to repay existing debt.

In May 2003, the Company disposed of its interest in two Super 8 hotels, located in College Station, Texas and Plano, Texas, respectively, recognizing a net gain of approximately $767,000, excluding a $354,000 impairment loss recognized during the first quarter of 2003. The sales generated gross proceeds of approximately $4.75 million, which were used to pay closing costs and to repay existing debt.

In June 2003, the maturity date of a credit facility with Mercantile Bank ($3.8 million at June 30, 2003) was extended from April 11, 2003 to October 11, 2003. In July 2003, the Company disposed of its interest in a Super 8 hotel located in Grapevine, Texas, recognizing a gain of approximately $780,000. The sale generated gross proceeds of approximately $3.4 million, which were used to reduce the outstanding balance of the credit facility to approximately $613,000, and to pay closing costs. The Company plans to repay the remainder of the loan using cash from operations.

Hotel Properties Held For Sale

During the six months ended June 30, 2003, the Company has identified five Hotels that it intends to sell and that meet the Company’s criteria for plan of sale (“2003 Sale Hotels”). Three of the 2003 Sale Hotels were sold in the second quarter 2003, with the Company recognizing a net gain on sale of approximately $1,026,000. The remaining two 2003 Sale Hotels are classified as hotel properties held for sale at June 30, 2003. One of these remaining 2003 Sale Hotels was subsequently sold in July 2003, with the Company recognizing a gain on sale of approximately $780,000. During the first quarter 2003, the Company determined that the carrying amount of two of the 2003 Sale Hotels would not be recoverable from future cash flows. Accordingly, the Company recognized an impairment loss of $940,000 related to these hotels in the first quarter of 2003.

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

Part I.    FINANCIAL INFORMATION, CONTINUED:

Item 1.    FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the second quarter of 2002, one of the Sale Hotels was sold with the Company recognizing a gain on sale of approximately $455,000. The remaining five 2002 Sale Hotels were sold in the third and fourth quarters of 2002. Also in the second quarter 2002, the Company determined that the carrying amount of one of the Sale Hotels would not be recoverable from future cash flows. Accordingly, the Company recognized an impairment loss of $881,000 related to this hotel in the second quarter of 2002.

The operating results of the Sale Hotels are included in discontinued operations for all periods presented in the statements of operations, and are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues	$653	$2,276	$1,535	$4,191
Hotel and property operations expenses	562	1,663	1,277	3,270
Interest expense	342	224	405	423
Depreciation expense	39	229	149	514
Net gains (losses) on disposition of assets and provision for impairment loss	1,026	(426)	86	(426)

	$736	$(266)	$(210)	$(442)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the earnings (loss) allocable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period. The weighted average number of shares used in the basic EPS computation for the three months ended June 30, 2003 and 2002 were 12,049,000 and 11,318,000, respectively. The weighted average number of shares used in the basic EPS computation for the six months ended June 30, 2003 and 2002 were 12,041,000 and 11,318,000, respectively.

For the six months ended June 30, 2003 and 2002, there were no dilutive securities outstanding. At June 30, 2003, there were 20,192 Common OP Units and 195,610 Preferred OP Units outstanding. During 2002, the Company received notices of cash redemptions representing approximately 160,000 Preferred OP Units. The Company negotiated extensions with the preferred unit holders in exchange for allowing the redemption of additional units during 2003. During 2003, the Company has redeemed 180,524 Preferred OP Units, and has agreed to allow the redemption of 127,439 additional Preferred OP Units at any time, subject to a 60-day notification period.

Part I.    FINANCIAL INFORMATION, CONTINUED:

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make certain estimates and judgments that affect the Company’s financial position and results of operations. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003. There have been no changes in the Company’s accounting policies since December 31, 2002.

General

The discussion that follows is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2003 and 2002, and should be read along with the consolidated financial statements and notes.

Same-store comparisons below reflect the revenues and expenses of the Company’s 76 Hotels that have been continuously in operation over the 18-month period ended June 30, 2003. These Hotels have not been classified as held for sale, or sold during this period. Accordingly, the same-store comparisons exclude the operations of the Sale Hotels, and an additional four Hotels sold during 2002 whose results were not presented as discontinued operations in the Company’s financial statements.

Results of Operations

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002.

Operating results are summarized as follows (in thousands):

	2003			2002
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Variance
Revenues	$16,410	$653	$17,063	$17,289	$2,276	$19,565	$(2,502)
Hotel and property operations expenses	11,232	562	11,794	11,217	1,663	12,880	1,086
Interest expense	1,661	342	2,003	2,311	224	2,535	532
Depreciation expense	1,722	39	1,761	2,298	229	2,527	766
General and administrative expenses	566	—	566	758	—	758	192
Agreement cancellation expense	—	—	—	211	—	211	211
Net gains (losses) on dispositions of assets and provision for impairment loss	(11)	1,026	1,015	(727)	(426)	(1,153)	2,168
Minority interest	(80)	—	(80)	(56)	—	(56)	(24)

	$1,138	$736	$1,874	$(289)	$(266)	$(555)	$2,429

Revenues declined by approximately $2.5 million during the three months ended June 30, 2003, due primarily to the sale of 12 hotel properties over the 15-month period ended June 30, 2003 ($2.0 million), three of which were sold during the second quarter of 2003. Revenues for the three months ended June 30, 2003, were also affected by a 2.3% ($.82) decline in same-store revenue per available room (“RevPAR”), with such decline being substantially attributed to continuing economic weakness throughout much of the United States.

Hotel and property operations expenses declined by approximately $1.1 million during the three months ended June 30, 2003, due primarily to the sale of 12 hotel properties over the 15-month period ended June 30, 2003 ($1.5 million), three of which were sold during the first six months of 2003, offset

Part I.    FINANCIAL INFORMATION, CONTINUED:

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

partially by higher property and casualty insurance loss retention limits ($254,000), and labor related costs ($185,000). Salary and wage costs have increased 2.4% ($88,000), primarily due to the expiration of a Company-wide wage freeze during the third quarter of 2002, while related benefits costs have risen 16.0% ($97,000) primarily as a result of higher worker’s compensation insurance costs.

Interest expense declined by approximately $532,000 during the three months ended June 30, 2003, due primarily to the early extinguishment of long-term debt using the proceeds from the sale of 12 hotel properties over the 15-month period ended June 30, 2003, as well as a decrease in interest rates on the Company’s debt ($117,000), offset partially by greater prepayment penalties resulting from the early extinguishment of debt ($135,000). Depreciation expense also declined ($766,000), primarily as a result of the sale, or classification as held for sale, of certain of the Company’s hotel properties.

General and administrative costs declined by approximately $192,000 during the three months ended June 30, 2003, primarily due to a reduction in professional services fees ($245,000). Professional service fees in 2002 related primarily to negotiations with certain of the Company’s lenders. Agreement cancellation expense represents the fee incurred in June 2002 to terminate the Construction Services aspect of an Administrative Services Agreement with HHM ($211,000).

In 2003, the Company recognized a gain of approximately $1.0 million, primarily on the disposition of three Sale Hotels. In 2002, the Company recognized net gains of approximately $505,000 primarily on the disposition of a Sale Hotel ($455,000), and two additional Hotels ($50,000). Additionally in 2002, based on negotiations with prospective purchasers, the Company determined that the carrying amounts of one Sale Hotel, and two additional Hotels, would not be recoverable from future cash flows from their operation and sale. Accordingly, the Company recognized impairment losses of $881,000 and $777,000, related to the Sale Hotel and the two additional Hotels, respectively, during the second quarter of 2002.

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002.

Operating results are summarized as follows (in thousands):

	2003			2002
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Variance
Revenues	$28,574	$1,535	$30,109	$30,603	$4,191	$34,794	$(4,685)
Hotel and property operations expenses	21,108	1,277	22,385	21,410	3,270	24,680	2,295
Interest expense	3,331	405	3,736	4,367	423	4,790	1,054
Depreciation expense	3,444	149	3,593	3,931	514	4,445	852
General and administrative expenses	1,102	—	1,102	1,380	—	1,380	278
Agreement cancellation expense	—	—	—	211	—	211	211
Net gains (losses) on dispositions of assets and provision for impairment loss	(11)	86	75	(1,322)	(426)	(1,748)	1,823
Minority interest	(159)	—	(159)	3	—	3	(162)

	$(581)	$(210)	$(791)	$(2,015)	$(442)	$(2,457)	$1,666

Revenues declined by approximately $4.7 million during the six months ended June 30, 2003, due primarily to the sale of 13 hotel properties over the 18-month period ended June 30, 2003 ($3.8 million), three of which were sold in the first six months of 2003. Revenues for the six months ended June 30, 2003 were also affected by a 2.3% ($.71) decline in same-store RevPAR, with such decline being attributed to sustained economic weakness throughout much of the United States.

Part I.    FINANCIAL INFORMATION, CONTINUED:

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Hotel and property operations expenses declined by approximately $2.3 million during the six months ended June 30, 2003, due primarily to the sale of 13 hotel properties over the 18-month period ended June 30, 2003 ($3.0 million), offset partially by higher property and casualty insurance loss retention limits ($292,000), and labor related costs ($237,000). Salary and wage costs have increased 1.8% ($127,000), primarily due to the expiration of a Company-wide wage freeze during the third quarter of 2002, while related benefits costs have risen 9.2% ($110,000) primarily as a result of higher worker’s compensation insurance costs.

Interest expense declined by approximately $1.1 million during the six months ended June 30, 2003, due primarily to the early extinguishment of long-term debt using the proceeds from the sale of 13 hotel properties over the 18-month period ended June 30, 2003, as well as a decrease in interest rates on the Company’s debt ($236,000), offset partially by greater prepayment penalties resulting from the early extinguishment of debt ($135,000). Depreciation expense has also declined ($852,000), primarily as a result of the sale, or classification as held for sale, of certain of the Company’s hotel properties.

General and administrative costs declined by approximately $278,000 during the six months ended June 30, 2003, primarily due to a reduction in professional services fees ($329,000). Professional service fees in 2002 related primarily to negotiations with certain of the Company’s lenders. Agreement cancellation expense represents the fee incurred in June 2002 to terminate the Construction Services aspect of an Administrative Services Agreement with HHM ($211,000).

In 2003, the Company recognized gains of approximately $1.0 million related to the disposition of three Sale Hotels. Additionally, the Company determined that the carrying amount of two additional Sale Hotels would not be recoverable from future cash flows, and recognized an impairment loss of $940,000 related to these Hotels in the first quarter of 2003. In 2002, the Company recognized a net gain of approximately $498,000, primarily on the disposition of a Sale Hotel ($455,000), and three additional Hotels ($43,000). Additionally in 2002, based on negotiations with prospective purchasers, the Company determined that the carrying amounts of one Sale Hotel, and three additional Hotels, would not be recoverable from future cash flows from their operation and sale. Accordingly, the Company recognized impairment losses of approximately $881,000 and $1,365,000, related to the Sale Hotel and three additional Hotels, respectively, during the first half of 2002.

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

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities, through long-term secured and unsecured borrowings.

Part I.    FINANCIAL INFORMATION, CONTINUED:

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Financing

At June 30, 2003, the Company had long-term debt of $87.5 million consisting of bonds, notes and mortgages payable, with a weighted average term to maturity of 6.9 years, and a weighted average interest rate of 6.9%. Aggregate annual principal and bond sinking fund payments for the remainder of 2003 and thereafter are as follows (in thousands):

2003	$4,845
2004	12,815
2005	10,349
2006	2,068
2007	2,234
Thereafter	55,146

$87,457

The 2003 maturities include $3.8 million due to Mercantile Bank, as well as scheduled principal amortization on other outstanding loans. The proceeds from the Company’s sale of its Grapevine, TX Super 8 hotel in July 2003 were used to repay approximately $3.2 million of its obligation to Mercantile Bank, and the Company expects to fund the remaining 2003 debt maturities through cash flow from operations.

Disposition of Hotel Properties

Through June 30, 2003, the Company has completed the sale of three of the Sale Hotels and has successfully negotiated sales contracts on the remaining two. Subsequent to June 30, 2003, the Company has completed the sale of one of the remaining Sale Hotels. The following table provides additional information regarding the Sale Hotels (in thousands):

Hotel	Location	Date Sold	Gross Proceeds		Gain(Loss)		Debt Repayment

Hotels sold in 2003:
Independent	Bullhead City, AZ	April 2003	$1,000		$259		$910
Super 8	College Station, TX	May 2003	2,750		760		2,526
Super 8	Plano, TX	May 2003	2,000		(347	)(a)	1,810
Super 8	Grapevine, TX	July 2003	3,425		780		3,229

			9,175		1,452		8,475

Hotel sales expected in 2003:
Super 8	Allentown, PA	N/A	2,450	(c)	(181	)(b), (c)	2,217	(c)

Total			$11,625		$1,271		$10,692

(a)	Includes the effect of a $354,000 impairment loss recorded in the first quarter of 2003
(b)	Includes the effect of a $586,000 impairment loss recorded in the first quarter of 2003
(c)	Represents estimated gross proceeds, gain (loss) and debt repayment from pending sale.

Redemption of Preferred Operating Partnership (“OP”) Units

At June 30, 2003, there were 195,610 Preferred OP Units outstanding. The Preferred OP Units are redeemable, at the option of the holders, for common shares of the Company, or for cash at $10 per share. Redemptions in the form of cash (“Cash Redemptions”) may occur upon the second anniversary (October 2002) following the issuance of such units, and on every anniversary thereafter up to October 2009. The Company has 60 days upon receipt of a Cash Redemption notice to make such payments.

Part I.    FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

During 2002, the Company received notices of Cash Redemptions representing approximately 160,000 Preferred OP Units. The Company negotiated extensions with the preferred unit holders in exchange for allowing the redemption of additional units during 2003. During 2003, the Company has redeemed 180,524 Preferred OP Units, and has agreed to allow the redemption of 127,439 Preferred OP Units at any time, subject to the aforementioned 60 day notification period. The Company expects to fund any potential future Cash Redemptions through cash generated from operating activities and/or short-term borrowings against the Company’s $10 million revolving credit facility with US Bank ($6.4 million outstanding at June 30, 2003).

Funds from Operations

The Company’s funds from operations (“FFO”) for the three and six months ended June 30, 2003 was approximately $2.6 million and $2.7 million, representing declines of approximately $500,000 and $1.0 million, respectively, from the $3.1 million and $3.7 million reported for the three and six months ended June 30, 2002, respectively. The reasons for significant changes in revenues and expenses comprising FFO are described above. FFO is reconciled to net earnings (loss) as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net earnings (loss)	$1,874	$(555)	$(791)	$(2,457)
Depreciation	1,761	2,527	3,593	4,445
Net (gains) losses on disposition of assets and provision for impairment loss	(1,015)	1,153	(75)	1,748

FFO	$2,620	$3,125	$2,727	$3,736

FFO is a non-GAAP financial measure. Management considers FFO to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings, for an understanding of the Company’s operating results. All REITs do not calculate FFO in the same manner, therefore, the Company’s calculation may not be the same as the calculation of FFO for similar REITs. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) on operating properties, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company has reported FFO for the current period using the most recent NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of need capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”) and Occupancy

The Company’s RevPAR, ADR and Occupancy, by state, for the three months ended June 30, 2003 and 2002, respectively, were as follows:

	Three months ended June 30, 2003			Three months ended June 30, 2002
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Delaware	$71.34	87.4%	$81.61	$63.45	77.9%	$81.43
Maryland	65.54	82.8%	79.15	68.82	86.7%	79.34
Pennsylvania	53.74	74.9%	71.72	53.04	78.6%	67.51
West Virginia	48.98	82.4%	59.41	52.50	88.6%	59.26
Tennessee	45.92	78.6%	58.41	43.55	73.7%	59.11
Florida	45.39	61.5%	73.75	44.55	67.1%	66.38
Virginia	41.66	72.8%	57.25	39.80	68.2%	58.36
Kentucky	38.41	64.8%	59.23	41.02	71.7%	57.20
Illinois	36.88	66.6%	55.40	42.20	79.4%	53.14
North Carolina	33.52	58.1%	57.67	35.75	60.6%	58.97
Wisconsin	32.63	61.2%	53.28	30.67	58.2%	52.74
Kansas	30.71	64.5%	47.64	32.65	70.4%	46.37
South Dakota	29.06	67.4%	43.11	32.24	83.3%	38.69
Arkansas	29.00	63.0%	46.01	26.02	60.9%	42.74
Iowa	28.59	64.1%	44.60	32.27	71.0%	45.48
Nebraska	27.71	63.1%	43.93	29.08	68.4%	42.54
Missouri	27.36	58.2%	46.98	28.25	63.5%	44.47

Continuing Operations	34.71	65.7%	52.80	35.53	69.2%	51.32
Discontinued Operations	25.71	52.8%	48.72	27.94	58.0%	48.17

All Hotels	$34.25	65.1%	$52.63	$34.22	67.3%	$50.85

The Company’s RevPAR, ADR and Occupancy, by hotel flag, for the three months ended June 30, 2003 and 2002, respectively, were as follows:
	Three months ended June 30, 2003			Three months ended June 30, 2002
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Best Western Suites	$89.41	79.7%	$112.15	$78.37	71.6%	$109.47
Comfort Inn/Comfort Suites	47.87	73.8%	64.85	47.64	74.3%	64.13
Holiday Inn Express	46.38	69.1%	67.13	47.98	74.5%	64.43
Hampton Inn	45.14	72.0%	62.68	43.41	69.6%	62.36
Days Inn	39.12	70.3%	55.66	35.32	65.5%	53.90
Ramada Limited	33.86	62.9%	53.84	31.25	57.7%	54.15
Super 8	29.10	63.1%	46.10	30.51	67.8%	45.00
Shoney’s Inn	19.01	37.0%	51.42	30.87	72.6%	42.53

Continuing Operations	34.71	65.7%	52.80	35.53	69.2%	51.32
Discontinued Operations	25.71	52.8%	48.72	27.94	58.0%	48.17

All Hotels	$34.25	65.1%	$52.63	$34.22	67.3%	$50.85

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Company’s RevPAR, ADR and Occupancy, by state, for the six months ended June 30, 2003 and 2002, respectively, were as follows:

	Six months ended June 30, 2003			Six months ended June 30, 2002
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Delaware	$59.00	79.7%	$74.05	$59.54	78.7%	$75.61
Maryland	57.87	82.3%	70.31	57.02	78.5%	72.63
Pennsylvania	40.07	65.1%	61.57	39.29	63.7%	61.65
West Virginia	42.72	74.1%	57.67	44.91	79.2%	56.67
Tennessee	42.29	72.4%	58.39	40.92	70.0%	58.44
Florida	53.82	69.9%	77.03	52.97	74.1%	71.48
Virginia	33.89	60.7%	55.78	34.15	61.1%	55.88
Kentucky	32.16	55.2%	58.27	34.50	61.1%	56.46
Illinois	30.57	55.9%	54.69	36.02	67.8%	53.13
North Carolina	31.92	56.5%	56.54	32.46	56.3%	57.68
Wisconsin	27.97	54.5%	51.31	25.87	51.3%	50.48
Kansas	28.33	60.2%	47.05	29.30	64.2%	45.67
South Dakota	26.68	62.7%	42.52	29.23	73.4%	39.84
Arkansas	25.30	56.7%	44.59	23.22	54.9%	42.33
Iowa	23.74	54.8%	43.36	26.13	60.4%	43.27
Nebraska	23.72	55.8%	42.51	25.34	61.4%	41.28
Missouri	23.61	51.6%	45.72	24.57	56.5%	43.50

Continuing Operations	30.37	59.1%	51.41	31.08	62.1%	50.07
Discontinued Operations	22.92	53.2%	43.12	25.72	55.3%	46.54

All Hotels	$29.87	58.7%	$50.91	$30.09	60.8%	$49.48

The Company’s RevPAR, ADR and Occupancy, by hotel flag, for the six months ended June 30, 2003 and 2002, respectively, were as follows:

	Six months ended June 30, 2003			Six months ended June 30, 2002
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Best Western Suites	$97.79	84.3%	$116.06	$90.03	76.4%	$117.91
Comfort Inn/Comfort Suites	39.23	64.9%	60.40	39.82	66.0%	60.36
Holiday Inn Express	36.09	58.4%	61.76	37.70	61.7%	61.09
Hampton Inn	45.11	70.1%	64.34	43.35	68.0%	63.72
Days Inn	31.35	58.6%	53.49	30.21	58.6%	51.57
Ramada Limited	38.31	67.9%	56.42	38.11	67.3%	56.64
Super 8	25.21	56.1%	44.98	26.17	59.9%	43.70
Shoney’s Inn	30.52	52.4%	58.20	38.39	79.4%	48.35

Continuing Operations	30.37	59.1%	51.41	31.08	62.1%	50.07
Discontinued Operations	22.92	53.2%	43.12	25.72	55.3%	46.54

All Hotels	$29.87	58.7%	$50.91	$30.09	60.8%	$49.48

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s market risk exposure subsequent to December 31, 2002.

Item 4.     CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer, and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	Changes in internal control. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its 2002 annual meeting of shareholders on Thursday, May 22, 2003. The shareholders voted on the election of directors to serve until the annual meeting of shareholders in 2004. The results of the votes are shown below:

	For	Withheld
Paul J. Schulte	10,830,205	598,778
James I. Humphrey, Jr.	10,810,515	618,468
Steve H. Borgmann	10,837,705	591,278
George R. Whittemore	10,837,015	591,968
Jeffrey M. Zwerdling	11,313,573	115,410
Joseph Caggiano	11,313,473	115,510
Loren Steele	11,314,773	114,210
Allen L. Dayton	11,314,873	114,110

In addition, the shareholders also voted on the ratification of KPMG LLP as independent auditors for the Company for 2003. The results of the votes are shown below:

FOR	11,381,992
AGAINST	33,697
ABSTAIN	13,294

Part II.	OTHER INFORMATION, CONTINUED:

Item 5.	Other Information

Summary Financial Data

The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the consolidated statements of operations and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(In thousands, except per share and statistical data)
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Earnings (loss) from continuing operations	$1,138	$(289)	$(581)	$(2,015)

Net earnings (loss) per share from continuing operations—basic and diluted	$0.09	$(0.03)	$(0.05)	$(0.18)

FFO(1)	$2,620	$3,125	$2,727	$3,736

Net cash flow:
Provided by operating activities	$3,204	$4,051	$4,196	$2,810
Provided by investing activities	$3,236	$4,834	$1,948	$5,571
Used by financing activities	$6,686	$10,596	$6,848	$12,499

Weighted average number of shares outstanding—basic and diluted	12,049	11,318	12,041	11,318

RECONCILIATION OF NET EARNINGS (LOSS) TO FFO
Net earnings (loss)	$1,874	$(555)	$(791)	$(2,457)
Depreciation	1,761	2,527	3,593	4,445
Net (gains) losses on disposition of assets and provision for impairment loss	(1,015)	1,153	(75)	1,748

FFO	$2,620	$3,125	$2,727	$3,736

ADDITIONAL INFORMATION
Average daily room rate (ADR)	$52.63	$50.85	$50.91	$49.48
RevPAR	$34.25	$34.22	$29.87	$30.09
Occupancy percentage	65.1%	67.3%	58.7%	60.8%

(1)  FFO is a non-GAAP financial measure. Management considers FFO to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings, for an understanding of the Company’s operating results. All REITs do not calculate FFO in the same manner, therefore, the Company’s calculation may not be the same as the calculation of FFO for similar REITs. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) on operating properties, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company has reported FFO for the current period using the most recent NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of need capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions.

Part	II. OTHER INFORMATION, CONTINUED:

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits – None.

(b)    Reports on Form 8-K

i.	On April 7, 2003, the Company filed a report on Form 8-K relating to its announcement on April 1, 2003, of its financial results for the year ended December 31, 2002.

ii.	On May 13, 2003, the Company filed a report on Form 8-K relating to its announcement on May 12, 2003, of its financial results for the quarter ended March 31, 2003.

iii.	On May 23, 2003, the Company filed a report on Form 8-K relating to its announcement on May 22, 2003, of its dividend payment for holders of record as of June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMPHREY HOSPITALITY TRUST, INC.

By:	/s/ GEORGE R. WHITTEMORE
George R. Whittemore President and Chief Executive Officer

Dated this 7th day of August 2003.