Form 10-Q
period 2003-09-30
HUMPHREY HOSPITALITY TRUST INC
filed 2003-11-07
CIK 929545

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  for the Quarterly Period Ended September 30, 2003.

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

As of November 1, 2003, there were 12,049,370 shares of common stock, par value $.01 per share, outstanding.

HUMPHREY HOSPITALITY TRUST, INC.

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of
	September 30, 2003	December 31, 2002
ASSETS
Investments in hotel properties	$170,195	$183,150
Less accumulated depreciation	47,581	47,471

	122,614	135,679

Hotel properties held for sale	2,716	—
Cash and cash equivalents	651	1,519
Accounts receivable	1,049	865
Prepaid expenses and other assets	3,642	4,225
Deferred financing costs, net	1,753	1,972

	$132,425	$144,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$3,857	$3,794
Long-term debt	82,837	94,275

	86,694	98,069

Minority interest in consolidated partnerships	2,117	5,655

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 12,049,370 and 11,318,136 shares outstanding, respectively	120	113
Additional paid-in capital	51,498	49,776
Distributions in excess of retained earnings	(8,004)	(9,353)

	43,614	40,536

COMMITMENTS AND CONTINGENCIES
	$132,425	$144,260

See accompanying notes to consolidated financial statements.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 1.	FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
REVENUES
Room rentals and other hotel services	$17,709	$17,614	$45,933	$47,923
Other	34	32	162	116

	17,743	17,646	46,095	48,039

EXPENSES
Hotel and property operations	11,774	11,873	32,708	33,095
Interest	1,547	1,809	4,858	6,162
Depreciation	1,662	1,708	5,084	5,616
General and administrative	506	441	1,606	1,823
Agreement cancellation expense	—	—	—	211

	15,489	15,831	44,256	46,907

EARNINGS FROM CONTINUING OPERATIONS BEFORE NET GAINS (LOSSES) ON DISPOSITIONS OF ASSETS AND PROVISION FOR IMPAIRMENT LOSS AND MINORITY INTEREST	2,254	1,815	1,839	1,132
Net gains (losses) on dispositions of assets	(532)	9	(542)	53
Provision for impairment loss	(212)	—	(212)	(1,365)
Minority interest	(60)	(287)	(219)	(284)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	1,450	1,537	866	(464)

Discontinued operations	1,533	606	1,326	150

NET EARNINGS (LOSS)	$2,983	$2,143	$2,192	$(314)

NET EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED:
Continuing operations	$0.12	$0.14	$0.07	$(0.04)
Discontinued operations	0.13	0.05	0.11	0.01

Net earnings (loss)	$0.25	$0.19	$0.18	$(0.03)

See accompanying notes to consolidated financial statements.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 1.	FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$2,192	$(314)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	5,262	6,293
Amortization of deferred financing costs	249	417
Net (gains) losses on dispositions of assets	(1,974)	(1,037)
Provision for impairment loss	1,152	2,246
Minority interest	219	284
Changes in operating assets and liabilities:
(Increase) decrease in assets	399	(3,320)
Increase (decrease) in liabilities	254	(92)

Net cash provided by operating activities	7,753	4,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(3,048)	(1,628)
Proceeds from sale of hotel properties	8,766	17,100
Redemption of operating partnership units	(1,808)	—
Distributions to minority partners	(220)	(311)

Net cash provided by investing activities	3,690	15,161

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(30)	(109)
Principal payments on long-term debt	(12,218)	(23,716)
Proceeds from long-term debt	780	—
Dividends paid	(843)	—

Net cash used by financing activities	(12,311)	(23,825)

Decrease in cash and cash equivalents	(868)	(4,187)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,519	5,021

CASH AND CASH EQUIVALENTS, END OF PERIOD	$651	$834

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of operating partnership units	$1,729	$—

See accompanying notes to consolidated financial statements.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 1.	FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

General

Humphrey Hospitality Trust, Inc. (“HHTI”) is a real estate investment trust (“REIT”) for Federal income tax purposes and was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994.

HHTI, through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”), owns a controlling interest in Humphrey Hospitality Limited Partnership (“HHLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in real property are held directly or indirectly by E&P LP, HHLP or Solomons Beacon Inn Limited Partnership (“SBILP”) (collectively, the “Partnerships”), and its interests in personal property are held directly or indirectly by its wholly owned subsidiary, TRS Leasing, Inc. Subject to certain conditions, units of partnership interest in HHLP (“Units”) may be exchanged by the limited partners for cash or, at the option of HHTI, the obligation may be assumed by HHTI and paid either in cash or shares of common stock of HHTI on a one-for-one basis. HHTI is the sole general partner in HHLP and at September 30, 2003, owned approximately 98% of the Units in HHLP. HHLP is the general partner in SBILP. At September 30, 2003, HHLP and HHTI owned a 99% and 1% interest in SBILP, respectively.

As of September 30, 2003, the Company, through the Partnerships, owned 77 limited service hotels (the “Hotels”) and one office building. The hotels are leased to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiary, TRS Subsidiary, LLC (collectively the “TRS Lessee”), and are managed by Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc. (“SHMI”) (collectively “HHM”).

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of September 30, 2003, the consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2002 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year. Certain amounts for 2002 have been reclassified to conform to the presentation for 2003.

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

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Developments

On January 3, 2003, James I. Humphrey, Jr., a director of the Company and the sole shareholder of HHM at September 30, 2003, exercised his redemption rights and caused HHTI to redeem his common operating partnership units in HHLP (“Common OP Units”) in exchange for 731,234 shares of common stock of the Company.

In January 2003, 78,143 preferred operating partnership units in HHLP (“Preferred OP Units”) were redeemed for cash at $10 per share using the proceeds of a $780,000 loan from Southern Community Bank & Trust (“Southern”). The loan has a term of 20 years, and bears interest at the prime rate plus 1.5% (5.50% at September 30, 2003). The loan is unsecured for one year, and then will be secured with an assignment of Preferred OP units. Principal and interest payments of approximately $5,500 are payable monthly beginning on February 28, 2003 through maturity on January 28, 2023. George R. Whittemore, President and Chief Executive Officer of the Company, is a member of the Board of Directors of Southern. In May 2003, an additional 102,681 Preferred OP Units were redeemed for cash at $10 per share.

In April 2003, the Company disposed of its interest in an independent hotel located in Bullhead City, Arizona, recognizing a gain of approximately $253,000. The sale generated gross proceeds of approximately $1 million, which were used to pay closing costs and to repay existing debt.

In May 2003, the Company disposed of its interest in two Super 8 hotels, located in College Station, Texas and Plano, Texas, respectively, recognizing a net gain of approximately $801,000, excluding a $354,000 impairment loss recognized during the first quarter of 2003. The sales generated gross proceeds of approximately $4.75 million, which were used to pay closing costs and to repay existing debt.

In July 2003, the Company disposed of its interest in a Super 8 hotel located in Grapevine, Texas, recognizing a gain of approximately $637,000. The sale generated gross proceeds of approximately $3.4 million, which were used to pay closing costs and to repay existing debt.

In August 2003, the Company repaid the outstanding balance of its credit facility with Mercantile Bank, and terminated the facility prior to its maturity date. As a result, two of the Company’s Hotels were unencumbered as of September 30, 2003. In October 2003, the Company disposed of its interest in one of these unencumbered Hotels, a Super 8 located in Allentown, Pennsylvania, recognizing a gain on sale of approximately $387,000, excluding a $586,000 impairment loss recognized during the first quarter of 2003. The sale generated gross proceeds of approximately $2.4 million, which were used to pay closing costs and to reduce the Company’s borrowings on its $10 million revolving credit facility with US Bank ($6.5 million outstanding at September 30, 2003).

Hotel Properties Held For Sale

During the nine months ended September 30, 2003, the Company identified six Hotels that it decided to sell and that meet the Company’s criteria for plan of sale (“2003 Sale Hotels”). Four of the 2003 Sale Hotels were sold during the nine months ended September 30, 2003, with the Company recognizing a net gain of approximately $1.3 million, including a $354,000 impairment loss recognized on one of the 2003 Sale Hotels in the first quarter of 2003. The remaining 2003 Sale Hotels are classified as a hotel properties held for sale at September 30, 2003. As noted above, one of these remaining 2003 Sale Hotels was sold in October 2003.

In October 2003, the Company changed its plans and intentions as to the likely holding period of an additional Hotel that was not classified as held for sale at September 30, 2003, and determined that the carrying amount of the Hotel was not recoverable from estimated future cash flows. Accordingly, the

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 1.	FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company recognized an impairment loss of approximately $212,000 related to this Hotel in the third quarter of 2003.

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

During the nine months ended September 30, 2002, four of the 2002 Sale Hotels were sold with the Company recognizing a net gain on sale of approximately $984,000. The remaining two 2002 Sale Hotels were sold in the fourth quarter of 2002. Also during the second quarter of 2002, the Company determined that the carrying amount of one of the Sale Hotels would not be recoverable from future cash flows. Accordingly, the Company recognized an impairment loss of $881,000 related to this hotel in the second quarter of 2002.

The operating results of the Sale Hotels are included in discontinued operations for all periods presented in the statements of operations, and are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues	$429	$1,792	$2,185	$6,193
Hotel and property operations expenses	363	1,440	1,816	4,896
Interest expense	17	136	441	573
Depreciation expense	7	140	178	677
Net gains (losses) on disposition of assets	1,491	530	2,516	984
Provision for impairment loss	—	—	940	881

	$1,533	$606	$1,326	$150

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the earnings (loss) allocable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period. The weighted average number of shares used in the basic EPS computation for the three months ended September 30, 2003 and 2002 were 12,049,000 and 11,318,000, respectively. The weighted average number of shares used in the basic EPS computation for the nine months ended September 30, 2003 and 2002 were 12,044,000 and 11,318,000, respectively.

For the nine months ended September 30, 2003 and 2002, there were no dilutive securities outstanding. At September 30, 2003, there were 20,192 Common OP Units and 195,610 Preferred OP Units outstanding. During 2002, the Company received notices of cash redemptions representing approximately 160,000 Preferred OP Units. The Company negotiated extensions with the preferred unit holders in exchange for allowing the redemption of additional units during 2003. During 2003, the Company has redeemed 180,524 Preferred OP Units, and has agreed to allow the redemption of 127,439 additional Preferred OP Units at any time, subject to a 60-day notification period.

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

General

The discussion that follows is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2003 and 2002, and should be read along with the consolidated financial statements and notes.

Same-store comparisons below reflect the revenues and expenses of the Company’s 75 Hotels that have been continuously in operation over the 21-month period ended September 30, 2003, and have not otherwise been classified as held for sale, or sold during this period. Accordingly, the same-store comparisons exclude the operations of the Sale Hotels, and an additional four Hotels sold during 2002 whose results were not presented as discontinued operations in the Company’s financial statements.

Results of Operations

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002.

Operating results are summarized as follows (in thousands):

	2003			2002
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Variance
Revenues	$17,743	$429	$18,172	$17,646	$1,792	$19,438	$(1,266)
Hotel and property operations expenses	11,774	363	12,137	11,873	1,440	13,313	1,176
Interest expense	1,547	17	1,564	1,809	136	1,945	381
Depreciation expense	1,662	7	1,669	1,708	140	1,848	179
General and administrative expenses	506	—	506	441	—	441	(65)
Agreement cancellation expense	—	—	—	—	—	—	—
Net gains (losses) on dispositions of assets	(532)	1,491	959	9	530	539	420
Provision for impairment loss	212	—	212	—	—	—	(212)
Minority interest	(60)	—	(60)	(287)	—	(287)	227

	$1,450	$1,533	$2,983	$1,537	$606	$2,143	$840

Revenues declined by approximately $1.3 million during the three months ended September 30, 2003, due primarily to the sale of 10 hotel properties over the 15-month period ended September 30, 2003 ($1.4 million), one of which was sold during the second quarter of 2003. The decrease in revenues was partially offset by a 1.5% ($.56) increase in same-store revenue per available room (“RevPAR”).

Hotel and property operations expenses declined by approximately $1.2 million during the three months ended September 30, 2003, due primarily to the sale of 10 hotel properties over the 15-month period ended September 30, 2003 ($1.2 million).

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: CONTINUED:

Interest expense declined by approximately $381,000 during the three months ended September 30, 2003, due primarily to the early extinguishment of long-term debt using the proceeds from the sale of 10 hotel properties over the 15-month period ended September 30, 2003, as well as a decrease in interest rates on the Company’s variable rate debt ($121,000). Depreciation expense also declined ($179,000), primarily as a result of the sale, or classification as held for sale, of certain of the Company’s hotel properties.

In 2003, the Company recognized a net gain on dispositions of assets of approximately $959,000, primarily on the sale of one Sale Hotel ($637,000). In addition, a provision for built-in gain taxes was reduced ($300,000) based on a tax planning strategy implemented in the third quarter of 2003 that resulted in a reallocation of hotel sales proceeds from the Company to the TRS Lessee. In 2002, the Company recognized net gains of approximately $539,000, primarily on the disposition of two Sale Hotels ($529,000). In 2003, the Company recognized an impairment loss on one of the Hotels ($212,000).

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002.

Operating results are summarized as follows (in thousands):

	2003			2002
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Variance
Revenues	$46,095	$2,185	$48,280	$48,039	$6,193	$54,232	$(5,952)
Hotel and property operations expenses	32,708	1,816	34,524	33,095	4,896	37,991	3,467
Interest expense	4,858	441	5,299	6,162	573	6,735	1,436
Depreciation expense	5,084	178	5,262	5,616	677	6,293	1,031
General and administrative expenses	1,606	—	1,606	1,823	—	1,823	217
Agreement cancellation expense	—	—	—	211	—	211	211
Net gains (losses) on dispositions of assets	(542)	2,516	1,974	53	984	1,037	937
Provision for impairment loss	212	940	1,152	1,365	881	2,246	1,094
Minority interest	(219)	—	(219)	(284)	—	(284)	65

	$866	$1,326	$2,192	$(464)	$150	$(314)	$2,506

Revenues declined by approximately $6.0 million during the nine months ended September 30, 2003, due primarily to the sale of 14 hotel properties since January 1, 2002 ($5.3 million), four of which were sold in 2003. Revenues were further affected by a decline in ancillary revenues from activities such as long-distance phone service, movie rentals and affinity card sales.

Hotel and property operations expenses declined by approximately $3.5 million during the nine months ended September 30, 2003, due primarily to the sale of 14 hotel properties since January 1, 2002 ($4.2 million), offset partially by higher labor related costs ($374,000). Salary and wage costs have increased 1.7% ($178,000), primarily due to the expiration of a Company-wide wage freeze during the third quarter of 2002, while related benefits costs have risen 12.1% ($196,000), primarily as a result of higher worker’s compensation insurance costs.

Interest expense declined by approximately $1.4 million during the nine months ended September 30, 2003, due primarily to the early extinguishment of long-term debt using the proceeds from the sale of 14 hotel properties since January 1, 2002, as well as a decrease in interest rates on the Company’s variable rate debt ($387,000). Depreciation expense has also declined ($1.0 million), primarily as a result of the sale, or classification as held for sale, of certain of the Company’s hotel properties.

General and administrative costs declined by approximately $217,000 during the nine months ended September 30, 2003, primarily due to a reduction in professional services fees ($234,000). Professional

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

In 2003, the Company recognized net gains of approximately $2.0 million primarily due to net gains on the sale of four of the Sale Hotels ($1.7 million). In addition, a provision for built-in gain taxes was reduced ($300,000) based on a tax planning strategy implemented in the third quarter of 2003 that resulted in a reallocation of hotel sales proceeds from the Company to the TRS Lessee. In 2002, the Company recognized a net gain of approximately $1.0 million, primarily due to a net gain on the disposition of three Sale Hotels ($984,000) and a net gain on the disposition of four additional Hotels ($52,000). In 2003, the Company recorded impairment charges on two of the Sale Hotels ($940,000) and one additional Hotel which did not meet the Company’s criteria for classification as held for sale at September 30, 2003 ($212,000). In 2002, the Company recorded impairment charges on a Sale Hotel ($881,000) and on three additional Hotels ($1,365,000).

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

Financing

At September 30, 2003, the Company had long-term debt of $82.8 million consisting of bonds, notes and mortgages payable, with a weighted average term to maturity of 7.0 years, and a weighted average interest rate of 6.8%. Aggregate annual principal and bond sinking fund payments for the remainder of 2003 and thereafter are as follows (in thousands):

2003	$717
2004	12,487
2005	10,397
2006	2,059
2007	2,222
Thereafter	54,955

$82,837

The Company expects to fund the remaining 2003 debt maturities through cash flow from operations.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Disposition of Hotel Properties

Through September 30, 2003, the Company has completed the sale of four of the Sale Hotels and has negotiated sales contracts on the remaining two. Subsequent to September 30, 2003, the Company completed the sale of one of the remaining Sale Hotels, and has negotiated a sales contract on an additional Hotel. The following table provides additional information regarding the sale of the Company’s Hotels (in thousands):

Hotel	Location	Date Sold	Gross Proceeds		Gain(Loss)		Debt Repayment
Hotels sold in 2003:
Independent	Bullhead City, AZ	April 2003	$1,000		$253		$910
Super 8	College Station, TX	May 2003	2,750		562		2,526
Super 8	Plano, TX	May 2003	2,000		(115	)(a)	1,810
Super 8	Grapevine, TX	July 2003	3,425		637		3,229
Super 8	Allentown, PA	October 2003	2,450		(199	)(b)	2,351

			11,625		1,138		10,826

Hotel sales expected in 2003:
Super 8	Garden City, KS	N/A	1,000	(c)	199	(c)	905	(c)
Super 8	Kewanee, IL	N/A	1,455	(c)	(212	)(c), (d)	1,317	(c)

			2,455		(13)		2,222

Total			$14,080		$1,125		$13,048

(a)	Includes the effect of a $354,000 impairment loss recorded in the first quarter of 2003
(b)	Includes the effect of a $586,000 impairment loss recorded in the first quarter of 2003
(c)	Represents estimated gross proceeds, gain(loss) and debt repayment from pending sales.
(d)	Includes the effect of a $212,000 impairment loss recorded in the third quarter of 2003

Redemption of Preferred Operating Partnership (“OP”) Units

At September 30, 2003, there were 195,610 Preferred OP Units outstanding. The Preferred OP Units are redeemable, at the option of the holders, for common shares of the Company, or for cash at $10 per share. Redemptions in the form of cash (“Cash Redemptions”) may occur upon the second anniversary (October 2002) following the issuance of such units, and on every anniversary thereafter up to October 2009. The Company has 60 days upon receipt of a Cash Redemption notice to make such payments.

During 2002, the Company received notices of Cash Redemptions representing approximately 160,000 Preferred OP Units. The Company negotiated extensions with the preferred unit holders in exchange for allowing the redemption of additional units during 2003. During 2003, the Company has redeemed 180,524 Preferred OP Units, and has agreed to allow the redemption of 127,439 Preferred OP Units at any time, subject to the aforementioned 60-day notification period. The Company expects to fund any potential future Cash Redemptions through cash generated from operating activities and/or short-term borrowings against the Company’s $10 million revolving credit facility with US Bank ($6.5 million outstanding at September 30, 2003).

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Funds from Operations

The Company’s funds from operations (“FFO”) for the three and nine months ended September 30, 2003 was approximately $3.7 million and $5.5 million, representing increases of approximately $241,000 and $538,000, respectively, from the $3.5 million and $4.9 million reported for the three and nine months ended September 30, 2002, respectively. The reasons for significant changes in revenues and expenses comprising FFO are described above. FFO is reconciled to Net Earnings (Loss) as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net earnings (loss)	$2,983	$2,143	$2,192	$(314)
Depreciation	1,669	1,848	5,262	6,293
Net (gains) losses on disposition of assets	(959)	(539)	(1,974)	(1,037)

FFO	$3,693	$3,452	$5,480	$4,942

FFO is a non-GAAP financial measure. The Company considers FFO to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings, for an understanding of the Company’s operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from sales of real estate, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes its method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner, therefore, the Company’s calculation may not be the same as the calculation of FFO for similar REITs.

The Company uses FFO as a performance measure to facilitate a periodic evaluation of its operating results relative to those of its peers, who like Humphrey Hospitality Trust, Inc., are typically members of NAREIT. The Company considers FFO a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, the Company believes that FFO provides a more meaningful and accurate indication of our performance.

FFO for the three and nine months ended September 30, 2003 includes impairment losses on real estate of $212,000 and $1,152,000, respectively. FFO for the nine months ended September 30, 2002 includes impairment losses on real estate of $2,246,000. Prior to the third quarter of 2003, the Company followed a practice of excluding such losses from FFO. However, it revised this practice based on clarification of the SEC staff’s position on the FFO treatment of impairment losses and guidance from NAREIT issued during the third quarter of 2003.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”) and Occupancy

The following table presents the Company’s RevPAR, ADR and Occupancy, by state, on a Same-store basis for the three months ended September 30, 2003 and 2002, respectively. Same-store comparisons below include the Company’s 75 Hotels that have been continuously in operation over the 21-month period ended September 30, 2003, and have not been classified as held for sale, or sold during this period. Accordingly, the same-store comparisons exclude the operations of the Sale Hotels, and an additional four Hotels sold during 2002 whose results were not presented as discontinued operations in the Company’s financial statements.

	Three months ended September 30, 2003			Three months ended September 30, 2002
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Delaware	$69.77	83.8%	$83.21	$66.48	77.7%	$85.56
Maryland	65.94	80.3%	82.09	67.45	82.4%	81.83
Pennsylvania	62.42	78.9%	79.08	59.46	80.0%	74.34
West Virginia	53.48	83.5%	64.06	56.02	90.0%	62.22
Wisconsin	47.23	79.0%	59.78	43.75	74.8%	58.52
Tennessee	46.36	78.7%	58.94	42.00	71.2%	59.00
Illinois	44.57	81.7%	54.53	42.31	77.7%	54.47
Virginia	44.44	76.0%	58.46	42.66	71.6%	59.56
Kentucky	42.17	70.1%	60.13	41.05	70.3%	58.36
South Dakota	37.12	85.0%	43.65	35.13	87.0%	40.40
Florida	36.59	52.5%	69.65	35.15	53.1%	66.18
North Carolina	33.52	57.4%	58.40	38.69	69.3%	55.82
Kansas	32.39	69.3%	46.71	32.88	69.8%	47.13
Iowa	31.76	68.7%	46.20	32.51	72.5%	44.83
Nebraska	29.62	69.1%	42.85	29.87	69.4%	43.01
Missouri	29.14	59.5%	48.98	28.71	62.8%	45.70
Arkansas	26.40	55.9%	47.24	27.32	63.5%	43.05

	$37.75	69.9%	$54.02	$37.19	70.6%	$52.64

The Company’s RevPAR, ADR and Occupancy, by flag, on a Same-store basis, for the three months ended September 30, 2003 and 2002, respectively, were as follows:
	Three months ended September 30, 2003			Three months ended September 30, 2002
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Best Western Suites	$72.90	69.3%	$105.24	$66.22	65.8%	$100.57
Comfort Inn/Comfort Suites	54.35	78.6%	69.16	53.27	78.4%	67.98
Holiday Inn Express	52.78	74.7%	70.62	51.08	75.1%	68.04
Days Inn	44.35	77.0%	57.63	39.59	71.9%	55.03
Hampton Inn	43.25	70.4%	61.43	41.81	68.9%	60.67
Super 8	32.00	68.3%	46.89	31.86	69.6%	45.75
Ramada Limited	24.15	45.1%	53.49	21.20	39.6%	53.51
Shoney’s Inn	16.42	35.5%	46.32	19.82	47.6%	41.66

	$37.75	69.9%	$54.02	$37.19	70.6%	$52.64

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Company’s RevPAR, ADR and Occupancy, by state, on a Same-store basis, for the nine months ended September 30, 2003 and 2002, respectively, were as follows:

	Nine months ended September 30, 2003			Nine months ended September 30, 2002
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Delaware	$62.63	81.1%	$77.24	$61.88	78.4%	$78.93
Maryland	60.59	81.6%	74.22	60.54	79.8%	75.83
Pennsylvania	47.60	69.7%	68.25	46.09	69.2%	66.59
West Virginia	46.34	77.2%	60.00	48.65	82.9%	58.70
Wisconsin	34.46	62.8%	54.90	31.90	59.2%	53.90
Tennessee	43.66	74.5%	58.59	41.29	70.4%	58.63
Illinois	35.34	64.7%	54.62	38.14	71.1%	53.62
Virginia	37.44	65.9%	56.83	37.02	64.7%	57.26
Kentucky	35.53	60.2%	59.00	36.71	64.2%	57.16
South Dakota	30.20	70.3%	42.98	31.21	77.9%	40.05
Florida	48.01	64.0%	74.99	46.96	67.0%	70.07
North Carolina	32.46	56.8%	57.17	34.56	60.7%	56.97
Kansas	30.24	64.1%	47.19	31.18	67.3%	46.33
Iowa	26.44	59.5%	44.47	28.28	64.5%	43.86
Nebraska	25.71	60.3%	42.64	26.87	64.1%	41.91
Missouri	25.47	54.3%	46.92	25.97	58.6%	44.30
Arkansas	25.67	56.5%	45.47	24.60	57.8%	42.60

	$32.94	62.8%	$52.45	$33.23	65.1%	$51.05

The Company’s RevPAR, ADR and Occupancy, by hotel flag, on a Same-store basis, for the nine months ended September 30, 2003 and 2002, respectively, were as follows:
	Nine months ended September 30, 2003			Nine months ended September 30, 2002
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Best Western Suites	$89.40	79.2%	$112.87	$82.00	72.8%	$112.62
Comfort Inn/Comfort Suites	44.32	69.5%	63.74	44.35	70.1%	63.23
Holiday Inn Express	41.71	63.9%	65.25	42.21	66.2%	63.74
Days Inn	35.73	64.8%	55.15	33.37	63.1%	52.90
Hampton Inn	44.48	70.2%	63.36	42.83	68.3%	62.68
Super 8	27.56	60.3%	45.74	28.17	63.4%	44.47
Ramada Limited	33.54	60.2%	55.68	32.41	58.0%	55.92
Shoney’s Inn	25.77	46.7%	55.16	32.13	68.7%	46.79

	$32.94	62.8%	$52.45	$33.23	65.1%	$51.05

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s market risk exposure subsequent to December 31, 2002.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer, and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	Changes in internal control. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Summary Financial Data

The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the consolidated statements of operations and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(In thousands, except per share and statistical data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Earnings (loss) from continuing operations	$1,450	$1,537	$866	$(464)

Net earnings (loss) per share from continuing operations—basic and diluted	$0.12	$0.14	$0.07	$(0.04)

FFO	$3,693	$3,452	$5,480	$5,979

Net cash flow:
Provided by operating activities	$3,204	$4,051	$7,753	$4,477
Provided by investing activities	$3,236	$4,834	$3,690	$15,161
Used by financing activities	$6,686	$10,596	$12,311	$23,825

Weighted average number of shares outstanding—basic and diluted	12,049	11,318	12,044	11,318

RECONCILIATION OF NET EARNINGS (LOSS) TO FFO
Net earnings (loss)	$2,983	$2,143	$2,192	$(314)
Depreciation	1,669	1,848	5,262	6,293
Net (gains) losses on disposition of assets	(959)	(539)	(1,974)	(1,037)

FFO (1)	$3,693	$3,452	$5,480	$4,942

ADDITIONAL INFORMATION
Same-store ADR	$54.02	$52.64	$52.45	$51.05
Same-store RevPAR	$37.75	$37.19	$32.94	$33.23
Same-store occupancy percentage	69.9%	70.6%	62.8%	65.1%

(1)	FFO is a non-GAAP financial measure. The Company considers FFO to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings, for an understanding of the Company’s operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from sales of real estate, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes its method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner, therefore, the Company’s calculation may not be the same as the calculation of FFO for similar REITs.

The Company uses FFO as a performance measure to facilitate a periodic evaluation of its operating results relative to those of its peers, who like Humphrey Hospitality Trust, Inc., are typically members of NAREIT. The Company considers FFO a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, the Company believes that FFO provides a more meaningful and accurate indication of our performance.

FFO for the three and nine months ended September 30, 2003 includes impairment losses on real estate of $212,000 and $1,152,000, respectively. FFO for the nine months ended September 30, 2002 includes impairment losses on real estate of $2,246,000. Prior to the third quarter of 2003, the Company followed a practice of excluding such losses from FFO. However, it revised this practice based on clarification of the SEC staff’s position on the FFO treatment of impairment losses and guidance from NAREIT issued during the third quarter of 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits—None.

(b)	Reports on Form 8-K

i.	On August 7, 2003, the Company filed a report on Form 8-K relating to its announcement of its financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMPHREY HOSPITALITY TRUST, INC.

By:	/s/ George R. Whittemore

George R. Whittemore President and Chief Executive Officer

Dated this 7th day of November 2003.