Form 10-K
period 2003-12-31
HUMPHREY HOSPITALITY TRUST INC
filed 2004-03-25
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the $2.60 closing price on that date) was approximately $31,328,000.

As of March 23, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $53,740,000 based on the last sale price in The Nasdaq National Market for such stock and the number of shares of the registrant’s common stock outstanding was 12,049,370.

Documents Incorporated by Reference

Portions of the Company’s definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 27, 2004.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information both included and incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, risks associated with debt financing, interest rates, competition, supply and demand for hotel rooms in the Company’s current and proposed market areas, policies and guidelines applicable to real estate investment trusts and other risks and uncertainties described herein, attached as exhibit 99.1, and in the Company’s filings with the SEC from time to time. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

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

HHTI, through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”), owns a controlling interest in Humphrey Hospitality Limited Partnership (“HHLP”) and E&P Financing Limited Partnership (collectively, the “Partnerships”). As of December 31, 2003, the Company owned an approximately 98% general partnership interest in Humphrey Hospitality Limited Partnership and a 100% interest in E&P Financing Limited Partnership. Humphrey Hospitality Limited Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the “Subsidiary Partnership”).

As of December 31, 2003, the Company, through the Partnerships and the Subsidiary Partnership, owned 74 limited service hotels (each a “Hotel”, or collectively the “Hotels”) and one office building. The Hotels are leased to the Company’s taxable REIT subsidiary, TRS Leasing, Inc. and its wholly owned subsidiary, TRS Subsidiary, LLC (collectively the “TRS Lessee”), and are managed by Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc. (collectively “HHM”).

Taxable REIT Subsidiary

Prior to the REIT Modernization Act (“RMA”), which became effective January 1, 2001, in order for the Company to qualify as a REIT, neither the Company, the Partnerships nor the Subsidiary Partnership could operate the Hotels. Therefore, each of the Hotels was leased to HHM under percentage leases (the “Percentage Leases”). During 2001, the Percentage Leases provided for base rents and percentage rents equal to 17.9% of monthly room revenues. Under the RMA, the Company is now permitted to lease the Hotels to one or more wholly owned taxable REIT subsidiaries of the Company (“TRS”). Accordingly, the Company has formed a TRS in accordance with the RMA. As a condition of the RMA, the TRS Lessee is required to enter into management agreements with an “eligible independent contractor” who will manage the Hotels leased by the TRS Lessee. The following occurred in connection with the formation of the TRS Lessee:

•	Effective December 31, 2001, the Company terminated the percentage leases with respect to the Hotels with HHM.

•	Effective January 1, 2002, the Company, as lessor, and the TRS Lessee, as lessee, entered into a new lease agreement (the “Master Lease”) having a term of five years. In November 2002, in connection with a refinancing provided by Greenwich Capital Financial Products, Inc. (“Greenwich”), the Master Lease was terminated and the Company and the TRS Lessee entered into a new lease for 32 of the Hotels (“the New Lease”), and an amended lease for the remaining hotels (“the Amended Lease”).

Financial and Administrative Services Agreement

Effective January 1, 2002, the Company and HHM entered into a new administrative agreement (the “Administrative Services Agreement”) which replaced the Financial and Administrative Services Agreement between the parties that was in effect in 2001. Pursuant to the Administrative Services Agreement, which was terminated effective June 30, 2002, HHM provided the Company with the following:

•	Accounting and financial reporting, real estate portfolio management and other administrative services for a monthly fee of approximately $71,000 (“Monthly Administrative Fee”). Accordingly, for the year ended December 31, 2002, the Company incurred related fees of $425,000.

•	Supervisory services (“Construction Services”) related to development, construction, alteration or capital improvement projects at the Company’s Hotels for a fee equal to 9% of the actual documented third party costs which resulted in capitalized additions to fixed assets at the Company’s Hotels. The Company incurred fees related to Construction Services of $118,000 in 2002. In addition, the Company reimbursed HHM for actual documented salary, benefits and travel expenses of HHM’s employees directly related to providing Construction Services. For the year ended December 31, 2002, such reimbursements were $135,000.

•	The Construction Services aspect of the Administrative Services Agreement, which would have otherwise expired in September 2003, was also terminated effective June 30, 2002. In doing so, the Company paid an agreement cancellation fee of approximately $211,000.

Management Agreement

Effective January 1, 2002, the TRS Lessee entered into a management agreement (the “Management Agreement”) with HHM as to the Hotels leased to the TRS Lessee, pursuant to which HHM operates all of the Hotels. On November 26, 2002, the Management Agreement was amended (the “Amended Management Agreement”) in conjunction with a refinancing provided by Greenwich.

The principal provisions of the Management Agreement were as follows:

•	With respect to the Sale Hotels (defined below), HHM was entitled to the following fees: (a) prior to March 31, 2002, a base management fee equal to 5% of gross hotel income, as defined, plus a potential incentive fee and (b) effective April 1, 2002 through the end of the term, (i) a base management fee equal to 5% of gross hotel income, plus (ii) an accounting fee equal to 1/2% of gross hotel income, plus (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee.

•	With respect to the remaining Hotels, HHM was entitled to the following fees: (i) a base management fee equal to 5% of gross hotel income (6% through March 31, 2002), plus (ii) an accounting fee equal to 1/2% of gross hotel income, plus (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee.

The Amended Management Agreement provides for the following:

•	The extension of the initial term from September 2005 to December 2007, and an additional five-year extension upon the occurrence of certain conditions.

•	A (i) base management fee equal to 5% of gross hotel income, plus (ii) an accounting fee equal to 1/2% of gross hotel income, plus (iii) a director of operations fee equal to 1/2% of gross hotel income, plus (iv) a potential incentive fee, through December 31, 2003. From January 1, 2004 to the end of the term, the base management fee is reduced to 4% of gross hotel income, while the other fees remain the same.

•	The TRS Lessee may terminate the Amended Management Agreement with respect to any Hotel at any time (without payment of any termination fee) if (i) HHM fails to achieve ninety percent (90%) of the aggregate Approved Budget Hotel NOI (as defined) for all Hotels for any calendar year commencing with the year 2003; provided, however, that HHM shall have the right, but not the obligation, to avoid termination by supplementing NOI by paying to the TRS Lessee an amount sufficient to increase aggregate NOI to ninety percent (90%) of Approved Budget NOI, (ii) a franchise agreement for such Hotel is terminated solely as a result of the failure of HHM to satisfy its obligations under this Amended Management Agreement or, (iii) HHM fails to achieve ninety percent (90%) of the Approved Budget Hotel NOI for all Hotels for two consecutive years during the term of the Amended Management Agreement, regardless of whether HHM has supplemented NOI as described in (i) above.

•	This Agreement may be terminated by the TRS Lessee upon a change of control of the Company (as defined) during the operating term, in which event the TRS Lessee will pay HHM a termination fee equal to 50% of the sum of HHM’s basic and incentive fees for the most recent 12-month period ended prior to the date of termination.

Both the Management Agreement and the Amended Management Agreement provide for the following:

•	Effective January 1, 2002, the TRS Lessee will reimburse HHM up to an aggregate of $300,000 annually for HHM’s reasonable documented out-of-pocket and compensation expenses for HHM’s employees who oversee sales and marketing activity on behalf of the Hotels, and $150,000 annually for payroll processing services. However, in consideration of the Company’s continued payment of the Monthly Administrative Fee through June 30, 2002, HHM agreed to waive its marketing and payroll reimbursements through June 30, 2002. The Company incurred related fees of $450,000 and $225,000 in 2003 and 2002, respectively.

•	Upon the Company’s sale of a hotel prior to September 30, 2003, the TRS Lessee paid to HHM a termination fee equal to 33 1/3% of the base management fee and incentive fee, if any, for the most recent 12-month period ended prior to the date of termination. No termination fee is payable upon termination of either of the agreements upon the sale of a hotel after September 30, 2003, or upon the sale of a Sale Hotel at any time. The TRS Lessee incurred related fees of $55,000 and $82,000 in 2003 and 2002, respectively.

•	In addition to the fees described above, HHM is entitled to an incentive fee equal to 20% of the amount by which “annual aggregate Hotel level net operating income,” for all the hotels for each twelve month period ending September 30, beginning with the twelve month period ended September 30, 2002, exceeds a certain base amount (such base amount is subject to adjustment for future purchases or the termination of an existing Management Agreement or Amended Management

Agreement due to the sale of hotels, or for any other reason). A discretionary incentive fee of $67,000 was paid to HHM in 2003. Such fee was paid to facilitate the award of a bonus to certain employees of HHM responsible for the operating success of the Company’s Hotels. No incentive fees were paid to HHM in 2002.

Other Matters

On January 1, 2002, the TRS Lessee purchased accounts receivable aggregating approximately $781,000 from HHM in exchange for a note payable to HHM of the same amount originally due April 30, 2002 and bearing interest at a rate of 4%. The note plus interest was repaid in full in July 2003.

In January 2003, the Company began paying rents and other charges to HHM for the office space it occupies in Columbia, MD. For 2003, the Company paid base rents to HHM of $71,000.

Disposition of Hotel Properties

In June 2001, the Company identified eleven hotel properties (the “2001 Sale Hotels”) that it decided to sell. The leases relating to these properties were terminated effective June 1, 2001, and the Company engaged HHM to manage the properties. The Company sold five of the 2001 Sale Hotels, one in 2001 and four in 2002. Active marketing of the six remaining 2001 Sale Hotels ceased during 2002 and these hotel properties were reclassified from hotel properties held for sale to investments in hotel properties, at which time the Company also recorded depreciation expense for the period the hotel properties were classified as held for sale (approximately $818,000).

During 2002 and 2003, the Company identified and actively marketed sixteen additional hotel properties that it decided to sell (the “Sale Hotels”). The Company sold six of the Sale Hotels during 2002. Due to market conditions and certain other factors considered by management, active marketing of two of the Sale Hotels ceased during 2002. Accordingly, these properties were reclassified from hotel properties held for sale to investments in hotel properties in the third quarter of 2002, and the Company recorded depreciation expense for the period that the hotel properties were classified as held for sale (approximately $41,000).

The Company sold seven of the Sale Hotels in 2003 and sold the remaining Sale Hotel on March 17, 2004. The following table provides additional information regarding the Hotels that were sold during 2003 (in thousands):

Hotel	Location	Date Sold	Gross Proceeds	Gain (Loss)*
Super 8	Bullhead City, AZ	April 2003	$1,000	$253
Super 8	College Station, TX	May 2003	2,750	587
Super 8	Plano, TX	May 2003	2,000	(163)
Super 8	Grapevine, TX	July 2003	3,425	642
Super 8	Allentown, PA	October 2003	2,450	(199)
Super 8	Garden City, KS	December 2003	1,000	144
Super 8	Kewanee, IL	December 2003	1,455	(212)

Total 2003 dispositions			$14,080	$1,052

*	Includes effect of impairment loss, where applicable.

Debt Financings and Refinancings

In January 2003, the Company obtained a $780,000 loan from Southern Community Bank & Trust (“Southern”). The proceeds of the loan were used primarily for the redemption of 78,143 preferred operating partnership units (“Preferred OP Units”). The loan has a term of 20 years, and bears interest at the prime rate plus 1.5% (5.50% at December, 2003). The loan is presently unsecured. Principal and interest payments of approximately $5,500 are payable monthly through maturity on January 28, 2023. George R. Whittemore, President and Chief Executive Officer of the Company, is a member of the Board of Directors of Southern.

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

(c) Narrative Description of Business

General At December 31, 2003, the Company owned, through the Partnerships and the Subsidiary Partnership, 74 Hotels in 16 states. At December 31, 2003, the Hotels were operated by HHM, which was owned by James I. Humphrey, Jr., a director of the Company. No other member of the Company’s board has a financial interest in HHM.

The Company’s primary objective is to increase shareholder value through increasing the operating returns of its Hotels, and by acquiring equity interests in hotels that meet the Company’s investment criteria.

Internal Growth Strategy Prior to January 1, 2002, the Company’s use of Percentage Leases with HHM limited its ability to participate in increased revenue from the Hotels. Effective January 1, 2002, the Company began operating the Hotels under a TRS structure, which permitted the Company to terminate its leases with HHM and lease the Hotels to the TRS Lessee. The TRS Lessee is now entitled to all hotel operating profits after lease payments to the Company, and the payment of all hotel operating expenses and management fees.

Acquisition Strategy Any acquisition, investment or purchase of property requires approval of the Investment Committee of the Board of Directors. The Company’s general investment criteria are described below:

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

As discussed previously, the Company has undertaken a disposition program beginning in 2001 that included the sale of five 2001 Sale Hotels and 13 Sale Hotels through December 31, 2003. The proceeds from the sales of the 2001 Sale Hotels and Sale Hotels were used primarily to repay existing debt.

Development Strategy Subject to market conditions and the availability of financing, the Company may selectively grow through the development of new limited-service hotel properties. The Company is interested in sites that offer the potential to attract a diverse mix of market segments.

The Company’s site selection criteria include some or all of the following characteristics:

•	urban or resort locations with relatively high demand for rooms, a relatively low supply of competing hotels and significant barriers to entry in the hotel business;

•	areas that have strong industrial bases with the potential for future growth;

•	communities with state or federal installations, colleges or universities; and

•	sites that currently have an aging hotel presence.

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

Each Hotel managed by HHM employs a general manager who is responsible for the overall operations of the Hotel. General managers report to regional managers, who generally have responsibility for up to 18 of the Hotels. Daily operations are managed using a centralized approach through regional operations managers. HHM’s strategy is to encourage decision-making by those people closest to the hotel operation level at the lowest administrative cost.

Property Management Prior to the RMA, which became effective January 1, 2001, in order for the Company to qualify as a REIT, neither the Company, the Partnerships nor the Subsidiary Partnership could operate the Company’s hotels. Therefore, each of the Hotels was leased to HHM under Percentage Leases. The Company is now permitted to lease its hotels to one or more TRS. The Company has formed the TRS Lessee in accordance with the RMA. Under the RMA, the TRS Lessee is required to enter into management agreements with “eligible independent contractors” that will manage hotels leased by the TRS Lessee. Effective December 31, 2001, the Company entered into the Termination Agreement with HHM pursuant to which, among other things, the parties terminated the existing Percentage Leases between the Company, as lessor, and HHM as lessee. Effective January 1, 2002, (i) the Company, as lessor, and the TRS Lessee, as lessee, entered into new leases, and (ii) the TRS Lessee entered into a Management Agreement with HHM as to the Hotels owned by the Company and now leased to the TRS Lessee, pursuant to which HHM operates all of the Hotels.

Franchise Agreements At December 31, 2003, the TRS Lessee held the franchise licenses for 51 of the Hotels while HHM held the franchise licenses for 23 of the Hotels. The Company expects to arrange for the transfer, over time, of the remaining hotel franchise licenses from HHM to the TRS Lessee.

The Company currently operates under the following franchise brands:

Franchise Brand	Number of Hotels
Comfort Inn	13
Comfort Suites	1
Best Western Suites	1
Holiday Inn Express	3
Hampton Inn	4
Super 8*	49
Ramada Limited*	1
Days Inn*	1
Shoney’s Inn	1

*	The franchise licenses for these hotels were held by the TRS Lessee at December 31, 2003

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

Competition The hotel industry is highly competitive. Each of the Hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on revenues, occupancy and the average daily room rate (“ADR”) of the Hotels or at hotel properties acquired or developed in the future. A number of the Company’s Hotels have experienced increased competition in the form of newly constructed competing hotels in the local markets and the Company expects the entry of new competition to continue in several additional markets over the next several years.

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

Employees At December 31, 2003, the Company had 11 employees.

General Information The Company’s executive offices are located at 7170 Riverwood Drive, Suite A, Columbia, Maryland 21046, its telephone number is (443) 259-4900, and it maintains an Internet website located at www.humphreyhospitality.com. The Company’s annual reports on Form 10-K and quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after they are filed with the SEC. The Company has also made available copies of the charters of its board committees and its Code of Business Conduct and Ethics on its website. Copies of these documents are available in print to any shareholder who requests them. Requests should be sent to Humphrey Hospitality Trust, Inc., 7170 Riverwood Drive, Suite A, Columbia, Maryland 21046, Attn: Michael M. Schurer, Corporate Secretary.

Item 2. Properties

The following table sets forth certain information with respect to the Hotels as of December 31, 2003:

Hotel Brand	Rooms	2003 Occupancy %
Super 8
Aksarben-Lincoln, NE	73	52%
Anamosa, IA	35	57%
Antigo, WI	52	60%
Batesville, AR	49	64%
Burlington, IA	62	58%
Charles City, IA	43	59%
Clinton, IA	63	56%
Columbus, NE	63	46%
Cornhusker–Lincoln, NE	133	75%
Creston, IA	123	78%
Dyersville, IA	45	37%
El Dorado, KS	49	69%
Fayetteville, AR	83	56%
Ft. Madison, IA	41	85%
Hays, KS	78	67%
Iowa City, IA	86	62%
Jefferson City, MO	77	60%
Keokuk, IA	61	64%
Kingdom City, MO	62	57%
Kirksville, MO	61	47%
Lenexa, KS	101	51%
Manhattan, KS	87	63%
Marshall, MO	54	36%
Menomonie, WI	81	45%
Moberly, MO	60	69%
Mountain Home, AR	41	40%
Mt. Pleasant, IA	55	51%
Muscatine, IA	63	43%
Neosho, MO	58	68%
Norfolk, NE	66	65%
Oelwein, IA	40	50%
Omaha, NE	116	57%
O’Neill, NE	72	39%
Oskaloosa, IA	51	48%
Parsons, KS	48	75%
Pella, IA	40	42%
Pittsburg, KS	64	46%
Portage, WI	61	82%
Sedalia, MO	87	45%
Shawano, WI	55	52%
Storm Lake, IA	59	60%
Tomah, WI	65	79%
Watertown, SD	57	70%
Wayne, NE	40	65%
West Dodge– Omaha, NE	101	55%
West “O” – Lincoln, NE	82	63%
Wichita, KS	119	70%
Wichita – (Park City), KS	59	62%
West Plains, MO	49	44%
Comfort Inn
Culpeper, VA	49	76%
Chambersburg, PA	63	75%
Dahlgren, VA	59	61%
Dublin, VA	99	55%
Farmville, VA	51	77%
Gettysburg, PA	80	59%
Morgantown, WV	80	71%
Minocqua, WI	51	57%
New Castle, PA	79	70%
Princeton, WV	51	84%
Rocky Mount, VA	61	68%
Sheboygan, WI	59	54%
Beacon Marina-Solomons, MD	60	75%
Comfort Suites
Dover, DE	64	81%
Best Western Suites
Key Largo, FL	40	76%
Days Inn
Farmville, VA	59	63%
Hampton Inn
Brandon, FL	80	70%
Cleveland, TN	60	78%
Jackson, TN	121	70%
Shelby, NC	78	54%
Shoney’s Inn
Ellenton, FL	63	49%
Holiday Inn Express
Danville, KY	63	50%
Gettysburg, PA	51	70%
Harlan, KY	62	69%
Ramda Limited
Ellenton, FL	73	59%

Totals	4,926	61%

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”) and Occupancy

The following table presents the Company’s RevPAR, ADR and Occupancy, by state, on a Same-store basis for 2003, 2002 and 2001, respectively. Same-store comparisons below include the Company’s 73 Hotels that have been continuously in operation during the three-year period ended December 31, 2003, and exclude the Hotel classified as held for sale at December 31, 2003.

	Year ended December 31,
	2003			2002			2001
Location	RevPAR	Occ.	ADR	RevPAR	Occ.	ADR	RevPAR	Occ.	ADR
Arkansas	$27.07	58.9%	$45.94	$26.12	60.5%	$43.17	$26.72	60.3%	$44.28
Delaware	61.55	80.7%	76.26	57.59	75.6%	76.19	63.75	85.5%	74.59
Florida	46.14	62.6%	73.66	44.39	63.8%	69.60	45.28	60.8%	74.48
Iowa	25.83	58.4%	44.21	27.33	62.5%	43.76	28.16	63.6%	44.31
Kansas	29.31	62.5%	46.89	30.28	64.9%	46.68	30.94	65.8%	47.06
Kentucky	34.35	59.1%	58.07	35.75	62.5%	57.24	35.23	63.5%	55.46
Maryland	55.46	75.2%	73.71	57.96	77.4%	74.87	54.76	75.8%	72.27
Missouri	24.85	53.3%	46.59	25.24	57.1%	44.19	27.21	59.6%	45.63
Nebraska	24.67	58.5%	42.20	25.68	61.6%	41.69	28.37	65.6%	43.25
North Carolina	30.79	54.4%	56.61	34.04	59.8%	56.92	30.72	54.6%	56.31
Pennsylvania	45.56	67.9%	67.09	43.43	66.7%	65.08	41.62	63.3%	65.71
South Dakota	30.18	70.3%	42.95	30.42	75.1%	40.49	28.85	66.6%	43.34
Tennessee	42.23	72.6%	58.17	39.99	68.5%	58.35	40.73	70.9%	57.45
Virginia	36.66	64.8%	56.57	35.52	62.2%	57.08	35.46	63.1%	56.23
West Virginia	45.97	76.2%	60.32	47.32	80.1%	59.07	43.91	76.8%	57.20
Wisconsin	32.85	61.0%	53.86	30.07	56.7%	53.03	30.74	58.5%	52.54

	$31.96	61.5%	$51.98	$32.00	63.0%	$50.81	$32.75	64.0%	$51.20

The Company’s RevPAR, ADR and Occupancy, by flag, on a Same-store basis, for 2003, 2002 and 2001, respectively, were as follows:

	Year ended December 31,
	2003			2002			2001
Franchise Affiliation	RevPAR	Occ.	ADR	RevPAR	Occ.	ADR	RevPAR	Occ.	ADR
Super 8	$26.76	59.1%	$45.31	$27.19	61.3%	$44.33	$28.61	63.3%	$45.23
Comfort Inn/Comfort Suites	42.77	67.9%	63.01	42.23	67.7%	62.38	41.49	67.0%	61.93
Hampton Inn	42.68	67.8%	62.93	41.51	66.6%	62.32	41.29	66.5%	62.13
Holiday Inn Express	40.01	62.3%	64.18	40.36	64.0%	63.05	38.77	63.6%	60.98
Best Western Suites	84.59	76.1%	111.16	77.30	70.7%	109.39	81.62	68.7%	118.80
Ramada Limited	32.62	58.5%	55.72	30.60	54.9%	55.76	29.39	53.3%	55.09
Shoney’s Inn	25.77	49.3%	52.22	29.52	63.3%	46.66	30.99	55.3%	56.08
Days Inn	34.44	62.7%	54.90	31.75	59.9%	53.00	30.85	62.3%	49.56

	$31.96	61.5%	$51.98	$32.00	63.0%	$50.81	$32.75	64.0%	$51.20

Additional property information is found in Item 8 – Schedule III of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters.

(a) Market Information

The Common Stock trades on the Nasdaq National Market under the symbol “HUMP.” The closing sales price for the common stock on March 23, 2004 was $4.46 per share. The table below sets forth the dividends per share and high and low sales prices per share reported by Nasdaq for the periods indicated.

	Common Stock
	High	Low	Dividend
2002
First Quarter	$3.00	2.40	—
Second Quarter	$3.37	2.10	—
Third Quarter	$2.54	1.80	—
Fourth Quarter	$2.35	1.65	—

2003
First Quarter	$2.17	1.72	0.03
Second Quarter	$2.75	1.84	0.04
Third Quarter	$3.01	2.10	0.05
Fourth Quarter	$4.95	2.85	0.05

(b) Holders

As of March 23, 2004, the approximate number of holders of record of the Common Stock was 190 and the approximate number of beneficial owners was 2,400.

(c) Dividends

Dividends paid during the year ended December 31, 2003 ($.12) represented ordinary income to the Company’s shareholders. The 2003 fourth quarter dividend ($.05) was paid in January 2004, and will be reported as a component of 2004 dividend payments for income tax purposes. The Company will continue to pay dividends to its shareholders as business conditions allow, in accordance with its previously announced policy of distributing approximately 100% of its taxable net income. The actual amount of future dividends will be determined by the Company’s board of directors based on the Company’s actual results of operations, economic conditions, capital expenditure requirements and other factors that the board of directors deems relevant.

Item 6. Selected Financial Data

On October 26, 1999, HHTI and Supertel Hospitality, Inc. (“Supertel”) consummated a merger pursuant to which Supertel was merged (the “Merger”) with and into HHTI. As a result of the Merger and in accordance with the provisions of Accounting Principles Board Opinion No. 16, “Business Combinations,” Supertel was considered the acquiring enterprise for financial reporting purposes. Accordingly, a new accounting basis was established for HHTI’s assets and liabilities based on their fair values as of the date of acquisition and the operating results of HHTI have been included in the Company’s financial statements since the date of acquisition. Prior to the date of acquisition, the selected financial data and the financial statements of the Company include the hotel operations and historical information of Supertel; subsequent to the date of acquisition, and through December 31, 2001, operating revenues and expenses of the Hotels (other than those of the 2001 Sale Hotels from June 1, 2001) were reflected in the financial statements of HHM. Pursuant to the Master Lease, with an effective date of January 1, 2002, the Hotels previously leased to HHM, including the 2001 Sale Hotels and the Sale Hotels, are now leased to the TRS Lessee which, in turn, entered into the Management Agreement with HHM. Accordingly, the Company’s consolidated financial statements include all of the operating revenues and expenses of the Hotels for 2003 and 2002.

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

(In thousands, except per share data)	As of or for the Years Ended December 31,
	2003	2002	2001	2000	1999
Operating data (5):
Room rentals and other hotel services (1)	$58,611	60,289	5,093	—	35,194

Base and percentage rents (2)	$—	—	19,476	28,200	4,892

Net earnings (loss) from continuing operations	$(773)	(2,056)	(165)	5,612	4,310
Discontinued operations	$1,657	226	874	1,347	1,278

Net earnings (loss)	$884	(1,830)	709	6,959	5,588

FFO (3)	$5,293	4,528	8,874	15,742	10,913

Net earnings (loss) per share from continuing operations - basic and diluted	$(0.06)	(0.18)	(0.01)	0.50	0.72
Net earnings per share from discontinued operations - basic and diluted	$0.13	0.02	0.07	0.12	0.21

Net earnings (loss) per share	$0.07	(0.16)	0.06	0.62	0.93

Total assets	$124,949	144,260	167,949	173,611	173,750
Total long-term debt	$77,611	94,275	115,872	119,254	118,973
Net cash flow:
Provided by operating activities	$10,121	2,424	13,758	17,602	6,890
Provided (used) by investing activities	$6,803	17,421	(2,816)	(4,950)	(6,074)
Used by financing activities	$(18,140)	(23,347)	(6,149)	(13,254)	(11,507)

Dividends per share (4)	$0.17	—	0.23	0.91	5.28

Weighted average number of shares outstanding - basic and diluted	12,045	11,318	11,226	11,174	6,003

RECONCILIATION OF NET EARNINGS (LOSS) TO FFO

Net earnings (loss)	$884	(1,830)	709	6,959	5,588
Depreciation	6,896	8,210	8,204	8,382	5,223
(Gain) loss on disposition of assets	(2,487)	(1,852)	(39)	401	102

FFO (3)	$5,293	4,528	8,874	15,742	10,913

(1)	Hotel revenues for 1999 include room and other revenues of the former Supertel hotels through October 26, 1999. Hotel revenues for 2001 include room and other revenues from operations of the 2001 Sale Hotels for the period June 1, 2001 through December 31, 2001. Hotel revenues for 2003 and 2002 include room and other revenues from the operations of the Hotels.
(2)	Represents annual Base Rent plus aggregate Percentage Rent pursuant to the Percentage Leases.
(3)	FFO is a non-GAAP financial measure. The Company considers FFO to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings, for an understanding of the Company’s operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from sales of real estate, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes its method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner, therefore, the Company’s calculation may not be the same as the calculation of FFO for similar REITs.

The Company uses FFO as a performance measure to facilitate a periodic evaluation of its operating results relative to those of its peers, who like Humphrey Hospitality Trust, Inc., are typically members of NAREIT. The Company considers FFO a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, the Company believes that FFO provides a meaningful indication of our performance.

FFO for 2003, 2002 and 2001 includes impairment losses on real estate of $2,069,000, $2,246,000, and $1,192,000, respectively. Prior to the third quarter of 2003, the Company followed a practice of excluding such losses from FFO. However, it revised this practice based on clarification of the SEC staff’s position on the FFO treatment of impairment losses and guidance from NAREIT issued during the third quarter of 2003.

(4)	Represents dividends declared by the Company. Dividends paid during the year ended December 31, 2003 ($.12) represented ordinary income to the Company’s shareholders. The 2003 fourth quarter dividend ($.05) was paid in January 2004, and will be reported as a component of 2004 dividend payments for income tax purposes. Dividends paid in 1999 included a $5.13 per share pre-closing dividend of Supertel’s earnings and profits which was paid to Supertel stockholders pursuant to the merger agreement.
(5)	Revenues for all periods exclude revenues from properties sold or classified as held for sale after January 1, 2002, which are classified in discontinued operations in the statements of operations.

Supplementary Data

The following table presents the Company’s unaudited quarterly results of operations (in thousands, except per share data):

	Quarters ended
2003	March 31,	June 30,	September 30,	December 31,
Revenues	$11,918	$16,071	$17,490	$13,327
Expenses	13,509	14,875	15,266	14,199

Earnings (loss) before net losses on sales of properties, impairment losses and minority interest	(1,591)	1,196	2,224	(872)

Net losses on sales of properties	—	(11)	(532)	—
Impairment losses	—	—	—	(917)
Minority interest	(79)	(80)	(60)	(51)

Earnings (loss) from continuing operations	(1,670)	1,105	1,632	(1,840)
Discontinued operations	(995)	769	1,351	532

Net earnings (loss)	$(2,665)	$1,874	$2,983	$(1,308)

Net earnings (loss) per share - basic and diluted:
Continuing operations	$(0.14)	$0.09	$0.14	$(0.15)
Discontinued operations	(0.08)	0.06	0.11	0.04

Net earnings (loss)	$(0.22)	$0.15	$0.25	$(0.11)

	Quarters ended
2002	March 31,	June 30,	September 30,	December 31,
Revenues	$13,052	$16,930	$17,393	$13,068
Expenses	14,204	16,494	15,596	15,154

Earnings (loss) before net gains (losses) on sales of properties, impairment losses and minority interest	(1,152)	436	1,797	(2,086)

Net gains (losses) on sales of properties	(7)	50	9	520
Impairment losses	(588)	(777)	—	—
Minority interest	59	(56)	(287)	26

Earnings (loss) from continuing operations	(1,688)	(347)	1,519	(1,540)
Discontinued operations	(214)	(208)	624	24

Net earnings (loss)	$(1,902)	$(555)	$2,143	$(1,516)

Net earnings (loss) per share - basic and diluted:
Continuing operations	$(0.15)	$(0.03)	$0.13	$(0.13)
Discontinued operations	(0.02)	(0.02)	0.06	0.00

Net earnings (loss)	$(0.17)	$(0.05)	$0.19	$(0.13)

Discontinued operations includes impairment losses of $940,000 ($.08 per share) and $212,000 ($.02 per share) for the quarters ended March 31, 2003 and September 30, 2003, respectively, and gains on sales of properties of $1,026,000 ($.09 per share), $1,491,000 ($.12 per share) and $513,000 ($.04 per share) for the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003, respectively. Discontinued operations includes an impairment loss of $881,000 ($.08 per share) for the quarter ended June 30, 2002 and gains on sales of properties of $455,000 ($.04 per share), $530,000 ($.05 per share) and $295,000 ($.03 per share) for the quarters ended June 30, 2002, September 30, 2002 and December 31, 2002, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows is based primarily on the consolidated financial statements of the Company as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001, and should be read along with the consolidated financial statements and related notes.

Results of Operations

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2003			2002			Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$58,806	$3,097	$61,903	$60,443	$8,113	$68,556	$(6,653)
Hotel and property operations expenses	42,868	2,565	45,433	43,115	6,416	49,531	4,098
Interest expense	6,294	492	6,786	7,870	877	8,747	1,961
Depreciation expense	6,635	261	6,896	7,217	993	8,210	1,314
General and administrative expenses	2,052	—	2,052	3,035	—	3,035	983
Agreement cancellation expense	—	—	—	211	—	211	211

Earnings (loss) before net gains (losses) on sales of properties, impairment losses and minority interest	957	(221)	736	(1,005)	(173)	(1,178)	1,914

Net gains (losses) on sales of properties	(543)	3,030	2,487	572	1,280	1,852	635
Impairment losses	917	1,152	2,069	1,365	881	2,246	177
Minority interest	270	—	270	258	—	258	(12)

	$(773)	$1,657	$884	$(2,056)	$226	$(1,830)	$2,714

Revenues declined by approximately $6.7 million during 2003, due primarily to the sale of 17 hotel properties during 2003 and 2002 ($6.3 million), seven of which were sold in 2003, as well as a slight decline in comparable RevPAR ($.04 or $81,000). Revenues were further affected by a decline in ancillary revenues from activities such as long-distance phone service, movie rentals and Cendant “V.I.P.” affinity card sales.

Hotel and property operations expenses declined by approximately $4.1 million during 2003, due primarily to the sale of 17 hotel properties during 2003 and 2002 ($5.0 million) and lower costs of ancillary services ($286,000), offset partially by a merit-based 2.4% increase in labor costs ($337,000), and increased benefit costs ($292,000) resulting from higher workers’ compensation premiums.

Interest expense declined by approximately $2.0 million during 2003, due primarily to the early extinguishment of long-term debt using the proceeds from the sale of 17 hotel properties since January 1, 2002, as well as a decrease in interest rates on the Company’s variable rate debt ($420,000). Depreciation expense has also declined ($1.3 million), primarily as a result of the sale, or classification as held for sale, of certain of the Company’s hotel properties.

General and administrative costs declined by approximately $1.0 million during 2003, due primarily to a reduction in legal and consulting fees ($424,000), transfer taxes ($307,000), and deductibles on insurance claims ($130,000). In 2002, legal fees related primarily to negotiations with certain of the Company’s lenders and transfer taxes related primarily to the reallocation of assets from HHLP to the Subsidiary Partnership. Agreement cancellation expense represents the fee incurred in June 2002 to terminate the Construction Services aspect of the Administrative Services Agreement with HHM ($211,000).

In 2003, the Company recognized net gains on the disposition of assets of approximately $2.5 million, due primarily to net gains on the sale of seven of the Sale Hotels ($2.2 million, net of built-in gain taxes of $178,000). In addition, a provision for built-in gain taxes was reduced ($300,000) based on a tax planning strategy implemented in 2003 that resulted in a change in the allocation of hotel sales proceeds between the Company to the TRS Lessee. In 2002, the Company recognized a net gain of approximately $1.9 million, due primarily to a net gain on the disposition of six Sale Hotels ($1.3 million) and a net gain on the disposition of four 2001 Sale Hotels ($577,000).

In 2003, the Company recorded impairment charges on three of the Sale Hotels ($1,152,000) and two additional Hotels which did not meet the Company’s criteria for classification as held for sale at December 31, 2003 ($917,000). In 2002, the Company recorded impairment charges on two 2001 Sale Hotels ($1,000,000) and on two Sale Hotels ($1,246,000, including $365,000 relating to a property the Company subsequently decided not to sell).

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

The comparability of operating results for the years ended December 31, 2002 and 2001 was affected significantly by the Company’s operation of the Hotels under a TRS structure, effective January 1, 2002, as follows:

•	Prior to December 31, 2001, the Company’s principal source of revenue was rent payments pursuant to Percentage Leases between the Company as lessor, and HHM as lessee. Under the Percentage Leases, the operating revenues and expenses of the Hotels were recognized by HHM. Effective December 31, 2001, the Percentage Leases between the Company and HHM were terminated.

•	Pursuant to the Master Lease, with an effective date of January 1, 2002, and the New Lease and the Amended Lease, both with an effective date of November 26, 2002, the Hotels previously leased to HHM, including the 2001 Sale Hotels and the Sale Hotels, are now leased to the TRS Lessee. The TRS Lessee, in turn, entered into the Management Agreement with HHM pursuant to which HHM operates all of the Hotels and the TRS Lessee pays HHM a management fee. Accordingly, the Company’s consolidated financial statements for 2002 include all of the operating revenues and expenses of the Hotels.

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2002			2001			Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$60,443	$8,113	$68,556	$24,836	$3,641	$28,477	$40,079
Hotel and property operations expenses	43,115	6,416	49,531	4,034	203	4,237	(45,294)
Interest expense	7,870	877	8,747	9,299	1,223	10,522	1,775
Depreciation expense	7,217	993	8,210	6,862	1,342	8,204	(6)
General and administrative expenses	3,035	—	3,035	2,730	—	2,730	(305)
Lease cancellation expense	—	—	—	400	—	400	400
Agreement cancellation expense	211	—	211	—	—	—	(211)

Earnings (loss) before net gains on sales of properties, impairment losses and minority interest	(1,005)	(173)	(1,178)	1,511	873	2,384	(3,562)

Net gains on sales of properties	572	1,280	1,852	38	1	39	1,813
Impairment losses	1,365	881	2,246	1,192	—	1,192	(1,054)
Minority interest	258	—	258	522	—	522	264

	$(2,056)	$226	$(1,830)	$(165)	$874	$709	$(2,539)

The increase in revenues in 2002 reflects the change in the principal source of revenue from base and percentage rents under the Percentage Leases in 2001 to room rentals and other hotel services in 2002.

The increase in hotel and property operations expenses in 2002 is also a result of the TRS structure. The TRS Lessee recorded all hotel and property related operating expenses in 2002 while these expenses were recorded by HHM in 2001 (with the exception of the 2001 Sale Hotels from June 1, 2001).

The decrease in interest expense in 2002 was due primarily to a decrease in interest rates on the Company’s variable rate debt ($836,000), and a reduction in outstanding debt resulting primarily from debt repayments in connection with asset dispositions ($719,000), partially offset by prepayment penalties related to the repayments ($329,000).

The increase in general and administrative expenses in 2002 was due primarily to compensation costs for newly hired staff performing services previously rendered under the Administrative Services Agreement ($594,000), increased directors’ and officers’ insurance costs ($96,000) and the payment of transfer taxes in connection with the reallocation of assets from HHLP to the Subsidiary Partnership ($307,000). The increase was offset in part by a reduction in fees payable to HHM due to the termination of the Administrative Services Agreement ($588,000), and lower covenant modification fees ($201,000) and professional fees ($162,000) during 2002.

Agreement cancellation expense represents the fee incurred in June 2002 to terminate the Construction Services aspect of the Administrative Services Agreement.

Lease cancellation expense represents a non-recurring fee paid to HHM in connection with the termination of the Percentage Leases in 2001.

In 2002, the Company recognized a net gain ($1,852,000) on the disposition of four 2001 Sale Hotels and six Sale Hotels. In 2002, the Company also recorded impairment charges on two 2001 Sale Hotels ($1,000,000) and on two Sale Hotels ($1,246,000, including $365,000 relating to a property the Company subsequently decided not to sell). Based on negotiations with prospective purchasers, the Company determined that the carrying amounts of these Hotels would not be recoverable from future cash flows from their operation and sale. In 2001, the Company recognized a gain ($38,000) on the sale of a 2001 Sale Hotel. Additionally in 2001, the Company determined that the carrying amounts of four of the 2001 Sale Hotels were not recoverable from future cash flows from their operation and sale. Accordingly, the Company recognized an impairment loss ($1,192,000) related to these hotels.

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

The decrease in the contribution margin is due primarily to lower coverage of fixed costs as a result of the $.63 (2%) decrease in RevPAR, and costs incurred by the Company in 2002 for repairs of mold-related damage at several of the Hotels ($260,000).

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

Effective January 1, 2002, the TRS Lessee entered into a management agreement with HHM to manage the Hotels. Through the TRS structure, the Company has assumed greater risk in that the TRS Lessee now bears the responsibility for all of the operating expenses of the Hotels, plus payment of rent to the Company and management fees to HHM. Accordingly, the Company’s income and ability to meet its debt service obligations, and make distributions to its shareholders, depend upon the operations of the Hotels being conducted in a manner that maintains or increases revenue, or reduces expenses, to generate sufficient hotel operating income for the TRS Lessee to pay the Hotels’ operating expenses, including management fees and rents to the Company. The Company depends on rent payments from the TRS Lessee to pay the Company’s operating expenses and debt service and to make distributions to shareholders.

The Company expects to meet its short-term liquidity requirements generally through borrowings on its Revolving Facility and net cash provided by operations. The Company believes that its available borrowing capacity and net cash provided by operations will be adequate to fund both operating requirements and the payment of dividends in accordance with REIT requirements.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities, through long-term secured and unsecured borrowings, the issuance of additional securities of the Company, or, in connection with acquisitions of hotel properties, the issuance of limited operating partnership units in HHLP.

Financing

At December 31, 2003, the Company had long-term debt of $77.6 million consisting of bonds, notes and mortgages payable, with a weighted average term to maturity of 6.9 years and a weighted average interest rate of 6.93%. Aggregate annual principal and bond sinking fund payments for the next five years and thereafter are as follows (in thousands):

2004	$10,848
2005	9,176
2006	2,176
2007	2,290
2008	2,425
Thereafter	50,696

$77,611

The Company currently intends to finance or refinance the debt payments coming due in 2004 as follows:

•	$13 million term loan from US Bank National Association (“US Bank”) due October 15, 2004. The Company expects to finance or refinance the remaining balance on the loan ($8.9 million at December 31, 2003) in one or more ways:

•	Negotiate an extension or a refinancing with US Bank;

•	Negotiate a new loan with a new lender to repay US Bank; and/or

•	Repay the loan with proceeds from sales of hotel properties.

•	The remainder of the maturities in 2004 consist of principal amortization on other mortgage loans and bonds which the Company expects to fund through cash flow from operations.

Based on its past experience with US Bank, and the underlying value of the properties securing the loan, the Company believes that its expectations with respect to the refinancing and/or extending the term of the loan are reasonable and appropriate.

The Company files quarterly loan compliance certificates with certain of its lenders, including US Bank. In filing its loan compliance certificates for the year ended December 31, 2002, the Company disclosed non-compliance with certain loan covenant requirements of US Bank. The Company obtained a waiver allowing it to maintain higher interest bearing debt to EBITDA ratios. The waiver was effective December 31, 2002, and expired January 1, 2004. These covenant requirements are tested on an annual basis, and as such, will not be subject to testing again until December 31, 2004. The waiver was provided at no cost to the Company and did not restrict the Company’s ability to pay dividends or fund capital expenditures.

Failure to pay the Company’s indebtedness when due, or failure to comply with covenants, could result in higher interest rates during the period of such loan defaults, and could ultimately result in the loss of the Company’s hotels through lender foreclosure.

Disposition of Hotel Properties

During 2003, the Company has successfully completed the sale of seven Sale Hotels. The proceeds from the disposition of these properties have been used primarily to repay existing debt. The remaining Sale Hotel was sold on March 17, 2004. The Company recognized a gain on the sale of $90,000. The Company is actively seeking to sell two additional Hotels, and expects to use the proceeds (estimated to be in the range of $1.7—$1.8 million) from these sales to pay down the US Bank $13 million term loan ($8.9 million at December 31, 2003). These properties will be classified as hotel properties held for sale if and when the Company’s criteria for plan of sale are met.

Redemption of Preferred OP Units

At December 31, 2003, there were 195,610 Preferred OP Units outstanding. The Preferred OP Units are convertible into common operating partnership units (“Common OP Units”) on a one-for-one basis. Following such conversion and until October 2009, the resulting Common OP Units are redeemable, at the option of the holders, for common shares of the Company, or for cash at $10 per share. Redemptions in the form of cash (“Cash Redemptions”) may occur each October, beginning in 2002, up to October 2009. The Company has 60 days upon receipt of a Cash Redemption notice to make such payments. The Company expects to fund any potential future Cash Redemptions through cash generated from operating activities and/or short term borrowings against the Company’s Revolving Facility. During 2003, 180,824 Preferred OP Units were redeemed for a total cost of $1.8 million.

Capital Commitments

Below is a summary of certain obligations that will require capital:

Contractual Obligations	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-term debt	$77,611	$10,848	$11,352	$4,715	$50,696
Land leases	2,860	59	118	118	2,565

Total contractural obligations	$80,471	$10,907	$11,470	$4,833	$53,261

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less.

Other

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

Off Balance Sheet Financing Transactions

We have not entered into any off balance sheet financing transactions.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments. The Company has identified two principal accounting estimates that have a material effect on our financial statements:

Impairment of assets

If events or changes in circumstances indicate that the carrying value of a hotel property to be held and used may be impaired, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If a decision is made to sell a hotel property, we evaluate the recoverability of the carrying amount of the asset. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized. Estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as revenues and occupancies for the properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. The estimates are subject to revision as market conditions and management’s assessment of them change. If we misjudge or estimate incorrectly, we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, and the amount of these charges may be inaccurate.

Deferred tax assets

We record a valuation allowance to reduce our deferred tax asset to the amount that is more likely than not to be realized. This primarily affects our treatment of tax assets generated by our TRS, which experienced taxable losses for both 2003 and 2002. We have determined that a full valuation allowance is needed for our deferred tax asset at December 31, 2003. If we later determine that we will realize all or part of our deferred tax asset in the future, an adjustment to the valuation allowance will be recognized in income in the period that such a determination is made.

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

Management monitors the Company’s interest rate risk closely. The table below presents the annual maturities, weighted average interest rates on outstanding debt at the end of each year and fair values required to evaluate the expected cash flows under debt and related agreements, and the Company’s sensitivity to interest rate changes at December 31, 2003. Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate Debt	$10,824	3,940	2,148	2,261	2,395	50,073	71,641	71,612
Average Interest Rate	4.47%	8.09%	7.69%	7.67%	7.67%	7.60%	7.16%	—

Variable Rate Debt	$24	5,236	28	29	30	623	5,970	5,970
Average Interest Rate	5.50%	4.01%	5.50%	5.50%	5.50%	5.50%	4.19%	—

As the table incorporates only those exposures that exist as of December 31, 2003, it does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise after December 31, 2003 and interest rates.

New Accounting Standard

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of SFAS No. 150 did not affect the Company’s financial statements.

Item 8. Financial Statements and Supplementary Data

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES

Supplementary information required by this Item is presented in Item 6.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Humphrey Hospitality Trust, Inc.:

We have audited the consolidated financial statements of Humphrey Hospitality Trust, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Humphrey Hospitality Trust, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in 2002.

KPMG LLP

Baltimore, Maryland

March 22, 2004

Humphrey Hospitality Trust, inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

	As of
	December 31, 2003	December 31, 2002
ASSETS
Investments in hotel properties	$167,940	$183,150
Less accumulated depreciation	48,241	47,471

	119,699	135,679

Hotel properties held for sale	495	—
Cash and cash equivalents	303	1,519
Accounts receivable	896	865
Prepaid expenses and other assets	1,862	4,225
Deferred financing costs, net	1,694	1,972

	$124,949	$144,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$4,124	$3,794
Long-term debt	77,611	94,275

	81,735	98,069

Minority interest in consolidated partnerships	2,113	5,655

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 12,049,370 and 11,318,116 shares outstanding, respectively	120	113
Additional paid-in capital	51,498	49,776
Distributions in excess of retained earnings	(10,517)	(9,353)

	41,101	40,536

COMMITMENTS AND CONTINGENCIES
	$124,949	$144,260

See accompanying notes to consolidates financial statements.

Humphrey Hospitality Trust, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2003	2002	2001
REVENUES
Room rentals and other hotel services	$58,611	$60,289	$5,093
Base and percentage rents	—	—	19,476
Other	195	154	267

	58,806	60,443	24,836

EXPENSES
Hotel and property operations	42,868	43,115	4,034
Interest	6,294	7,870	9,299
Depreciation	6,635	7,217	6,862
General and administrative	2,052	3,035	2,730
Lease cancellation expense	—	—	400
Agreement cancellation expense	—	211	—

	57,849	61,448	23,325

EARNINGS (LOSS) BEFORE NET GAINS (LOSSES) ON SALES OF PROPERTIES, IMPAIRMENT LOSSES AND MINORITY INTEREST	957	(1,005)	1,511

Net gains (losses) on sales of properties	(543)	572	38
Impairment losses	(917)	(1,365)	(1,192)
Minority interest	(270)	(258)	(522)

LOSS FROM CONTINUING OPERATIONS	(773)	(2,056)	(165)

Discontinued operations	1,657	226	874

NET EARNINGS (LOSS)	$884	$(1,830)	$709

NET EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED:
Continuing operations	$(0.06)	(0.18)	(0.01)
Discontinued operations	0.13	0.02	0.07

Net earnings (loss)	$0.07	(0.16)	0.06

See accompanying notes to consolidated financial statements.

Humphrey Hospitality Trust, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Years ended December 31, 2003, 2002 and 2001
	Common Stock	Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Total
Balance at December 31, 2000	$112	$48,438	$(5,651)	$42,899
Conversion of operating partnership units	1	1,338	—	1,339
Dividends - $.23 per share	—	—	(2,581)	(2,581)
Net earnings	—	—	709	709

Balance at December 31, 2001	113	49,776	(7,523)	42,366
Net loss	—	—	(1,830)	(1,830)

Balance at December 31, 2002	113	49,776	(9,353)	40,536
Conversion of operating partnership units	7	1,722	—	1,729
Dividends - $.17 per share	—	—	(2,048)	(2,048)
Net earnings	—	—	884	884

Balance at December 31, 2003	$120	$51,498	$(10,517)	$41,101

See accompanying notes to consolidated financial statements.

Humphrey Hospitality Trust, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$884	$(1,830)	$709
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	6,896	8,210	8,204
Amortization of deferred financing costs	308	683	636
Net gains on sales of properties	(2,487)	(1,852)	(39)
Impairment losses	2,069	2,246	1,192
Minority interest	270	258	522
Changes in operating assets and liabilities:
(Increase) decrease in assets	2,332	(4,885)	3,544
Decrease in liabilities	(151)	(406)	(1,010)

Net cash provided by operating activities	10,121	2,424	13,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(4,642)	(2,701)	(4,537)
Proceeds from sale of hotel properties	13,527	20,536	2,306
Redemption of operating partnership units	(1,808)	—	—
Distributions to minority partners	(274)	(414)	(585)

Net cash provided (used) by investing activities	6,803	17,421	(2,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(30)	(1,750)	(186)
Principal payments on long-term debt	(17,444)	(61,597)	(6,232)
Proceeds from long-term debt	780	40,000	2,850
Dividends paid	(1,446)	—	(2,581)

Net cash used by financing activities	(18,140)	(23,347)	(6,149)

Increase (decrease) in cash and cash equivalents	(1,216)	(3,502)	4,793

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,519	5,021	228

CASH AND CASH EQUIVALENTS, END OF YEAR	$303	$1,519	$5,021

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,074	$8,019	$9,983

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of operating partnership units	$1,729	$—	$1,339

Issuance of operating partnership units	$—	$—	$31

See accompanying notes to consolidated financial statements.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

Note 1. Organization and Summary of Significant Accounting Policies

Description of Business

Humphrey Hospitality Trust, Inc. (HHTI) was incorporated on August 23, 1994. HHTI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

HHTI, through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Humphrey Hospitality Limited Partnership (“HHLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in properties are held directly or indirectly by E&P LP, HHLP or Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). Subject to certain conditions, units of partnership interest in HHLP (“Units”) may be exchanged by the limited partners for cash or, at the option of HHTI, the obligation may be assumed by HHTI and paid either in cash or shares of common stock of HHTI on a one-for-one basis. HHTI is the sole general partner in HHLP and at December 31, 2003, owned approximately 98% of the Units in HHLP. HHLP is the general partner in SBILP. At December 31, 2003, HHLP and HHTI owned 99% and 1% interests in SBILP, respectively.

As of December 31, 2003, the Company, through the Partnerships, owned 74 limited service hotels (the “hotels”) and one office building. The hotels are leased to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiary TRS Subsidiary, LLC (collectively the “TRS Lessee”), and are managed by Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc. (“SHMI”) (collectively “HHM”).

James I. Humphrey, Jr., a director of the Company, is the sole shareholder of HHM at December 31, 2003. Paul Schulte, the Company’s Chairman of the Board, serves as President of SHMI for an annual compensation package of one dollar ($1.00). No other member of the Company’s board has a financial interest in HHM.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Partnerships and the TRS Lessee. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts for 2002 and 2001 have been reclassified to conform to the presentation for 2003.

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

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Investment in Hotel Properties

Hotel properties to be held and used in operations are recorded at cost, reduced for impairment losses where appropriate. Hotel properties held for sale are carried at the lower of their carrying value (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair value less costs to sell. The net carrying values of hotel properties are classified as held for sale when senior management authorizes their disposition, the Company begins marketing the properties for sale and various other criteria for a plan of sale are met. Depreciation of these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. The Company adopted Statement of Financial Accounting Standards, No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”) effective January 1, 2002. In accordance with SFAS 144, revenues and expenses of properties that are classified as held for sale or sold on or after January 1, 2002 are presented as discontinued operations for all periods presented in the statements of operations if the properties will be or have been sold on terms where the Company has limited or no continuing involvement with them after the sale. If active marketing ceases or the properties no longer meet the criteria to be classified as held for sale, the properties are reclassified as operating, depreciation is resumed and depreciation for the period the properties were classified as held for sale is recognized.

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

Gains from sales of hotel properties are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and any subsequent involvement by the Company with the properties sold are met. Gains relating to the transactions that do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances.

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

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

Note 1. Organization and Summary of Significant Accounting Policies (continued)

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

Deferred income taxes relate primarily to the TRS Lessee and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of the TRS Lessee and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries (“TRS”) and may continue to qualify as a REIT provided that the TRS enters into management agreements with an “eligible independent contractor” that will manage the hotels leased by the TRS. The Company formed the TRS Lessee and, effective January 1, 2002, the TRS Lessee leased all of the hotel properties. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee has incurred operating losses for financial reporting and Federal income tax purposes for 2003 and 2002. Based upon current estimates, it is expected that the TRS will continue to operate at a loss. Accordingly, a valuation allowance was established for the full amount of the deferred tax assets of the TRS Lessee at December 31, 2003 and 2002.

In connection with its election to be taxed as a REIT, the Company has elected to be subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on assets acquired in a 1999 merger with Supertel Hospitality, Inc. (“Supertel”) are recognized in taxable dispositions of such assets in the subsequent ten-year period. This ten-year period expires October 2009. The Company recognized built-in gains taxes of $178,000 due to dispositions of properties in 2003. There are no significant unrecognized deferred income tax liabilities relating to properties with built-in gains that the Company expects to sell at December 31, 2003. Accordingly, at December 31, 2003, no deferred tax liability relating to these properties has been recognized. It may be necessary to recognize a liability for deferred income taxes of properties with built-in gains in the future if management’s plans and intentions with respect to asset dispositions or the related tax laws change.

Financial Instruments

Fair values of financial instruments approximate their carrying values in the financial statements, except for long-term debt for which fair value information is presented in Note 3.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period. The weighted average number of shares used in the basic EPS computation for 2003, 2002 and 2001 were 12,045,000, 11,318,000 and 11,226,000, respectively.

Concentration of Credit Risk

The Company maintains a major portion of its deposits, including its repurchase agreements, with US Bank National Association (“US Bank”). At December 31, 2003, the balance on deposit at US Bank exceeded the federal deposit insurance limit; however, management believes that no significant credit risk exists with respect to the uninsured portion of this cash balance.

Note 2. Investments in Hotel Properties and Related Matters

Investments in hotel properties consisted of the following at December 31 (in thousands):

	2003	2002
Land	$17,169	$19,400
Buildings and improvements	119,069	130,780
Furniture and equipment	31,429	32,023
Vehicles	67	146
Construction-in-progress	206	801

	167,940	183,150
Less accumulated depreciation	48,241	47,471

	119,699	135,679
Hotel properties held for sale, net	495	—

	$120,194	$135,679

During 2001, all of the hotel properties were leased to HHM. The leases provided for base rents and percentage rents equal to 17.9% of monthly room revenues. In March 2001, HHM advised the Company that it had incurred, and expected to continue to incur, losses from the leasing and operation of the hotel properties. HHM cited several adverse factors giving rise to the losses and requested relief from the Company in the form of substantial reductions in the rent under the leases. After evaluating its business strategy and operating structure and extensive negotiations with HHM, the Company:

•	Identified eleven hotel properties that it decided to sell. The leases relating to these Hotels were terminated effective June 1, 2001, and the Company engaged HHM to manage the properties;

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

Note 2. Investment in Hotel Properties and Related Matters (continued)

•	Agreed to amend the provisions of the remaining leases effective October 1, 2001, to eliminate base rent and adjust percentage rents to 15.9% of fourth quarter 2001 revenues;

•	Agreed to terminate the remaining leases on December 31, 2001;

•	Entered into leases with the TRS Lessee effective January 1, 2002;

and

•	Entered, through the TRS Lessee, into a management agreement with HHM for management of all of the hotel properties through September 30, 2005 (see Note 6).

In connection with the termination of the leases on December 31, 2001, the Company paid HHM a nonrefundable termination fee of $400,000. The consideration for canceling the leases was recognized as a nonrecurring expense in the fourth quarter of 2001.

Note 3. Net Gains (Losses) on Sales of Properties, Impairment Losses and Discontinued Operations

In accordance with SFAS 144, gains, losses and impairment losses on hotel properties sold or classified as held for sale on or after January 1, 2002 are presented in discontinued operations. Gains, losses and impairment losses on hotel properties sold or classified as held for sale prior to that date and impairment losses on properties that are held and used are presented in continuing operations. Gains (losses) on sales of hotel properties and impairment losses on hotel properties are summarized as follows (in thousands):

	2003	2002	2001
Continuing operations:
Sales of properties	$—	$51	$38
Impairment losses	(917)	(1,365)	(1,192)
Income taxes	(525)	525	—
Other	(18)	(4)	—

	(1,460)	(793)	(1,154)

Discontinued operations:
Sales of properties	2,383	2,105	1
Impairment losses	(1,152)	(881)	—
Income taxes	647	(825)	—

	1,878	399	1

Total	$418	$(394)	$(1,153)

During 2003 and 2002, the Company identified and actively marketed sixteen hotel properties that it decided to sell (the “Sale Hotels”). The Company determined that the carrying amounts of five of the Sale Hotels were not recoverable from estimated future cash flows and recognized impairment losses of $1,152,000 and $1,246,000 in 2003 and 2002, respectively. The Company sold six of the Sale Hotels during 2002 and recognized a gain of $2,105,000.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

Note 3. Net Gains (Losses) on Sales of Properties, Impairment Losses and Discontinued Operations (continued)

Due to market conditions and certain other factors considered by management, active marketing of two of the Sale Hotels ceased during 2002. Accordingly, these properties were reclassified to investments in hotel properties, depreciation expense for the period that the properties were classified as held for sale (approximately $41,000) was recognized and an impairment loss recognized on one of the properties ($365,000) was reclassified to continuing operations. The Company sold seven of the Sale Hotels in 2003 and recognized a gain of $2,383,000. The Company sold the remaining Sale Hotel in March 2004.

In 2003, the Company changed its plans and intentions as to the likely holding period of two additional hotels that are not classified as held for sale at December 31, 2003, and determined that the carrying amounts of the hotels were not recoverable from estimated future cash flows. Accordingly, the Company recognized an impairment loss of $917,000 related to these hotels in the fourth quarter of 2003.

As discussed in note 2, the Company decided to sell eleven hotel properties in 2001 (the “2001 Sale Hotels”). The Company determined that the carrying amounts of four of the 2001 Sale Hotels were not recoverable from estimated future cash flows and recognized an impairment loss of $1,192,000 in 2001. The Company sold one of the 2001 Sale Hotels in 2001 and recognized a gain of $38,000.

In 2002, the Company sold four of the 2001 Sale Hotels and recognized a net loss of $949,000 (including an additional impairment loss of $1,000,000 based on negotiations with prospective purchasers of two of the properties sold). Due to market conditions and certain other factors considered by management, active marketing of the six remaining 2001 Sale Hotels ceased during 2002. Accordingly, these properties were reclassified to investments in hotel properties and the Company recorded depreciation expense for the periods the properties were classified as held for sale (approximately $818,000).

In 2002, the Company recorded a provision for built-in gains taxes on properties sold of $300,000, including a provision of $825,000 for net built-in gains on properties classified in discontinued operations and a benefit of $525,000 for net built-in losses on properties classified in continuing operations. In 2003, the Company recorded a provision for built-in gains taxes on properties sold of $178,000 and reversed the provision recorded in 2002 based on implementation of a tax planning strategy that resulted in a change in the allocation of the hotel sale proceeds between the Company and the TRS Lessee.

In 2001, the Company recognized room rentals and other hotel services revenues of $5,327,000 and hotel operating expenses of $4,030,000 relating to the 2001 Sale Hotels, which are not included in discontinued operations.

The operating results of hotel properties included in discontinued operations are summarized as follows:

	2003	2002	2001
Revenues	$3,097	8,113	3,641
Hotel and property operations expenses	2,565	6,416	203
Interest expense	492	877	1,223
Depreciation expense	261	993	1,342
Net gains on sales of properties	3,030	1,280	1
Impairment losses	1,152	881	—

	$1,657	$226	$874

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

Note 4. Long-Term Debt

Long-term debt consisted of the following bonds, notes and mortgages payable at December 31 (in thousands):

	2003	2002
SunTrust bonds payable with interest at 8.5% per annum, maturing in varying amounts through November 1, 2005.	$1,950	$2,025

Mortgage loan payable to Regions Bank, N.A., evidenced by a promissory note dated August 5, 1998, in the amount of $3 million. During the initial five-year period, the note bore interest at 8.00% per annum. Beginning in August 2003, the interest rate was reduced to 4.875% per annum for a five-year period, and thereafter during the remaining term, the interest rate will be set at a rate equal to 250 basis points over the index rate as defined in the promissory note. The interest rate is adjusted every fifth anniversary. Monthly principal and interest payments are payable through maturity on August 5, 2018, at which point the remaining principal and accrued interest are due.	2,589	2,681

Mortgage loan payable to Susquehanna Bank, evidenced by a promissory note dated February 8, 1999, in the amount of approximately $5 million. The note bears interest at 7.75% per annum. Monthly principal and interest payments are payable through maturity on February 8, 2009, at which point the remaining principal and accrued interest are due.	4,674	4,759

Mortgage loan payable to Greenwich Capital Financial Products, Inc. (“Greenwich”), evidenced by a promissory note dated November 26, 2002, in the amount of $40,000,000. The note bears interest at 7.50% per annum. Monthly principal and interest payments are payable through maturity on December 1, 2012, at which point the remaining principal and accrued interest are due.	39,145	39,928

Mortgage loan payable to First National Bank of Omaha evidenced by a promissory note in the amount of $15 million dated October 20, 1999. The note bears interest at 8.4% per annum. Monthly principal and interest payments are payable through maturity on November 1, 2009, at which point the remaining principal and accrued interest are due.	12,389	13,950

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

Note 4. Long-Term Debt (continued)

	2003	2002

Term loan credit facility from US Bank evidenced by a promissory note in the amount of $13 million dated October 20, 1999. The note bears interest at 8.31% per annum for the first three years, and at LIBOR plus 2.25% in the fourth and fifth years, to be determined by US Bank at the beginning of each respective year. The interest rate at December 31, 2003 was 3.75%. Monthly principal and interest payments are payable through maturity on October 15, 2004, at which point the remaining principal and accrued interest are due.	8,872	11,344

Revolving credit facility from US Bank originally evidenced by a promissory note dated October 20, 1999, for up to $10 million bearing interest at the US Bank Prime Rate (4.00% at December 31, 2003), payable monthly with the outstanding principal and accrued interest payable in full on December 31, 2005.	5,210	8,555

Mortgage loans payable to First Citizens National Bank evidenced by promissory notes totaling approximately $1 million. The loan obligations were assumed on October 19, 2000 in conjunction with the acquisition of hotel assets. The notes bear interest at 8.45% per annum with interest rates locked through November 11, 2005. Principal and interest payments are due in monthly installments, and the notes mature on July 20, 2012, February 1, 2008 and February 1, 2005, respectively.	714	803

Mortgage loan payable to Security State Bank evidenced by a promissory note in the amount of approximately $.2 million. The loan obligation was assumed on October 20, 2000 in conjunction with the acquisition of hotel assets. The note bears interest at 8.5% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on November 1, 2005.	169	182

Mortgage loan payable to Union Planters Bank evidenced by a promissory note in the amount of approximately $.5 million. The loan obligation was assumed on October 23, 2000 in conjunction with the acquisition of hotel assets. The note bore interest at 7.75% per annum through August 5, 2001 at which time it was reset to the Index (as defined in the note) plus 2.75% (7.44%). The interest rate will be adjusted at the end of every five years. Principal and interest payments are due in monthly installments to October 1, 2014.	410	423

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

Note 4. Long-Term Debt (continued)

	2003	2002

Mortgage loans payable to Small Business Administration evidenced by promissory notes in the aggregate amount of approximately $.9 million. The loan obligations were assumed on October 23, 2000, October 19, 2000 and October 20, 2000, respectively, in conjunction with the acquisition of hotel assets. The notes bear interest at 8.12%, 8.95%, and 7.8% per annum, respectively. Principal and interest payments are due in monthly installments to February 1, 2017, December 11, 2011 and June 1, 2013, respectively.	729	773

Loan payable to Southern Community Bank & Trust evidenced by a promissory note in the amount of $780,000 dated January 30, 2003. The note bears interest at the Prime Interest Rate plus a margin of 1.50% (5.50% at December 31, 2003). Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on January 28, 2023.	760	—

Mortgage loan payable to Mercantile Safe Deposit and Trust Company under the terms of a $25.5 million line of credit. In August 2003, the outstanding balance was paid and the facility was terminated.	—	4,042

Term loan credit facility from US Bank evidenced by a promissory note in the amount of $10 million dated October 20, 1999, bearing interest at 8.53% per annum. The loan was repaid in May 2003 and the facility was terminated.	—	4,186

Mortgage loan payable to Peoples National Bank of Kewanee evidenced by a promissory note in the amount of approximately $.7 million, bearing interest at 8.5% per annum. The loan obligation was assumed on October 20, 2000 in conjunction with the acquisition of hotel assets. The loan was repaid in December 2003.	—	624

	77,611	94,275

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

Note 4. Long-Term Debt (continued)

The long-term debt is secured by 73 of the Company’s hotel properties and one office building. In addition, the Company’s chairman and another director have guaranteed, jointly and severally with the Company, the payment of interest and principal on $5,000,000 of certain of the Company’s outstanding long-term debt with US Bank. As of December 31, 2003, the Company has indemnified these individuals should the respective lenders call on these guarantees. The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service coverage and loan-to-value ratios and net worth, and place certain restrictions on distributions.

The Company files quarterly loan compliance certificates with certain of its lenders, including US Bank. In filing its loan compliance certificates for the year ended December 31, 2002, the Company disclosed non-compliance with certain loan covenant requirements of US Bank. The Company obtained a waiver allowing it to maintain higher interest bearing debt to EBITDA ratios. The waiver was effective December 31, 2002, and expired January 1, 2004. These covenant requirements are tested on an annual basis, and as such, will not be subject to testing again until December 31, 2004. The waiver was provided at no cost to the Company and did not restrict the Company’s ability to pay dividends or fund capital expenditures.

Aggregate annual principal payments and payments to bond sinking funds for the next five years and thereafter are as follows (in thousands):

2004	$10,848
2005	9,176
2006	2,176
2007	2,290
2008	2,425
Thereafter	50,696

$77,611

Debt maturing in 2004 includes the US Bank Term Loan due on October 15, 2004 ($8,872,000 outstanding at December 31, 2003) and $1,976,000 of scheduled principal payments on other bonds, notes and mortgages payable. The Company expects to refinance the US Bank Term Loan or extend the loan maturity under materially consistent terms. Based on its past experience with US Bank, and the value of the properties securing the loan, the Company believes that its expectations with respect to refinancing and/or extending the term of the loan are appropriate.

At December 31, 2003 and 2002, the estimated fair values of long-term debt were approximately $77,582,000 and $94,522,000, respectively. The fair values were estimated by discounting future cash payments to be made at rates that approximate rates currently offered for loans with similar maturities.

Note 5. Income Taxes

The RMA was included in the Tax Relief Extension Act of 1999, which was enacted into law on December 17, 1999. The RMA includes numerous amendments to the provisions governing the qualification and taxation of REITs, and these amendments were effective January 1, 2001. One of the principal provisions included in the Act provides for the creation of TRS. TRS are corporations that are permitted to engage in nonqualifying REIT activities. A REIT is permitted to own up to 100% of the voting stock in a TRS. Previously, a REIT could not own more than 10% of the voting stock of a corporation conducting nonqualifying activities. Relying on this legislation, in November 2001, the Company formed the TRS Lessee.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

Note 5. Income Taxes (continued)

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

In connection with the Company’s election to be taxed as a REIT, it has also elected to be subject to the “built-in gain” rules on the assets formerly held by Supertel. Under these rules, taxes will be payable at the time and to the extent that the net unrealized gains on assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. At December 31, 2003, the income tax bases of the Company’s assets and liabilities were approximately $114,643,000 and $81,132,000 respectively.

The TRS net operating loss carryforward from December 31, 2003 as determined for Federal income tax purposes was approximately $865,000. The availability of such loss carryforward will begin to expire in 2023. A valuation allowance has been established for the full amount of the deferred tax assets of the TRS Lessee at December 31, 2003 and 2002 ($367,000 and $224,000, respectively), as it is not considered more likely than not that the Company will realize these assets.

Note 6. Commitments and Contingencies and Other Related Party Transactions

During 2001, pursuant to the terms of a Financial and Administrative Services Agreement, HHM provided the Company with the following services:

•	Accounting and financial reporting, real estate portfolio management and other administrative services. The Company incurred related fees of approximately $1,017,000 in 2001.

•	Capital improvement supervisory services for a fee equal to 9% of the total cost of the capital improvements, including furniture, fixture, and equipment purchases. The Company incurred related fees of approximately $362,000 in 2001.

•	Services related to acquiring, disposing and financing Company properties (executed in May 2000). The fee, payable in common operating partnership (“OP”) units of HHLP, was equal to 1% of the gross sales price for acquisitions or dispositions, and .25% of the financing amount. In 2001, the Company incurred related fees of $31,000 (approximately 9,200 OP units) in conjunction with refinancing activities.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

Note 6. Commitments and Contingencies and Other Related Party Transactions (continued)

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

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

Note 6. Commitments and Contingencies and Other Related Party Transactions (continued)

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

•	The agreement may be terminated by the TRS Lessee upon a change of control of the Company (as defined), in which event the TRS Lessee will pay HHM a termination fee equal to 50% of the sum of HHM’s base and incentive fees for the most recent twelve (12) month period ended prior to the date of termination.

Both the Management Agreement and the Amended Management Agreement provide for the following:

•	Effective January 1, 2002, the TRS Lessee will reimburse HHM up to an aggregate of $300,000 annually for HHM’s reasonable documented out-of-pocket and compensation expenses for HHM’s employees who oversee sales and marketing activity on behalf of the Hotels, and $150,000 annually for payroll processing services. However, in consideration of the Company’s continued payment of the Monthly Administrative Fee through June 30, 2002, HHM agreed to waive its marketing and payroll reimbursements through June 30, 2002. The Company incurred related fees of $450,000 and $225,000 in 2003 and 2002, respectively.

•	Upon the Company’s sale of a hotel prior to September 30, 2003, the TRS Lessee paid to HHM a termination fee equal to 33-1/3% of the base management fee and incentive fee, if any, for the most recent 12-month period ended prior to the date of termination. No termination fee is payable upon termination of either of the agreements upon sale of a hotel after September 30, 2003, or upon the sale of a Sale Hotel at any time. The TRS Lessee incurred related fees of $55,000 and $82,000 in 2003 and 2002, respectively.

•	In addition to the fees described above, HHM is entitled to an incentive fee equal to 20% of the amount by which “annual aggregate Hotel level net operating income,” for all the hotels for each twelve month period ending September 30, beginning with the twelve month period ended September 30, 2002, exceeds a certain base amount (such base amount is subject to adjustment for future purchases or the termination of an existing Management Agreement or Amended Management Agreement due to the sale of hotels, or for any other reason). A discretionary incentive fee of $67,000 was paid to HHM in 2003. No incentive fees were paid to HHM in 2002.

For the period from June 1, 2001 to December 31, 2001, the Company engaged HHM to manage the 2001 Sale Hotels for a monthly management fee equal to 5% of gross hotel revenues. The Company incurred management fees of $266,000 pursuant to this agreement in 2001.

The Company earned base rents of $10,917,000 and percentage rents of $11,966,000 under the leases with HHM in 2001. At December 31, 2003 and 2002, accounts payable and accrued expense includes $888,000, and $79,000, respectively, due to HHM. On January 1, 2002, the TRS Lessee purchased accounts receivable aggregating approximately $781,000 from HHM in exchange for a note payable to HHM of the same amount, originally due April 30, 2002 and bearing interest at a rate of 4%. The note was repaid in full in July 2003.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

Note 6. Commitments and Contingencies and Other Related Party Transactions (continued)

In January 2003, the Company obtained a $780,000 loan from Southern Community Bank & Trust (“Southern”). George R. Whittemore, President and Chief Executive Officer of the Company, is a member of the Board of Directors of Southern. Further information about the loan from Southern is presented in Note 4.

In January 2003, the Company began paying rents and other charges to HHM for the office space it occupies in Columbia, MD. The Company paid base rents of $71,000 to HHM for 2003.

The Company assumed land lease agreements in conjunction with purchases of two hotels. One lease requires monthly payments of the greater of $2,000 or 5% of room revenue through November 2091. The second lease requires an annual payment of $35,000 through May 2025. Land lease expense totaled approximately $83,000, $81,000 and $82,000 in 2003, 2002 and 2001, respectively, and is included in property operating expense.

As of December 31, 2003, the future minimum lease payments applicable to non-cancelable land leases are as follows (in thousands):

2004	$59
2005	59
2006	59
2007	59
2008	59
Thereafter	2,565

$2,860

Note 7. Capital Stock

The Company’s common stock is duly authorized, fully paid and non-assessable. At December 31, 2003, 20,192 common operating partnership units (“Common OP Units”) were redeemable on a one-for-one basis for shares of common stock. In addition, 195,610 preferred operating partnership units (“Preferred OP Units”) were outstanding. The Preferred OP Units are convertible into Common OP Units on a one-for-one basis. Following such conversion and until October 2009, the resulting Common OP Units are redeemable, at the option of the holders, for common shares of the Company, or for cash at $10 per share. During 2003, 180,824 Preferred OP Units were redeemed for a total cost of $1.8 million. In addition, the Company has agreed to allow the redemption of 127,439 Preferred OP Units at any time, subject to a 60-day notification period. The Preferred OP Units receive a preferred dividend distribution of $1.10 per unit annually, payable on a monthly basis. Redemption of the units was restricted through October 2002.

On January 3, 2003, James I. Humphrey, Jr., a director of the Company and the sole shareholder of HHM at December 31, 2003, exercised his redemption rights and caused HHTI to redeem his Common OP Units in exchange for 731,234 shares of common stock of the Company. Mr. Humphrey still holds 5,279 Common OP Units through a company he controls (Humphrey Associates, Inc.). These Common OP Units are also subject to redemption. At December 31, 2003, members of the Board of Directors owned approximately 30% of the Company’s outstanding common stock.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

Note 8. New Accounting Standard

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of SFAS No. 150 did not affect the Company’s financial statements.

Humphrey Hospitality Trust, Inc. and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2003

Hotel and Location	Encum- brance	Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2003			Net Book Value
		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation
Comfort Inns:
Minocqua, Wisconsin	USR	$214,505	$1,458,389	$—	$184,374	$214,505	$1,642,763	$(486,840)	$1,370,428
Sheboygan, Wisconsin	USR	286,970	1,716,782	—	192,672	286,970	1,909,454	(573,880)	1,622,544
Chambersburg, Pennsylvania	GRW	89,000	2,346,362	—	247,776	89,000	2,594,138	(583,051)	2,100,087
Culpeper, Virginia	GRW	182,264	2,142,652	—	352,142	182,264	2,494,794	(463,242)	2,213,816
Dahlgren, Virginia	NON	327,514	2,489,390	—	60,779	327,514	2,550,169	(600,808)	2,276,875
Dublin, Virginia	CRE	152,239	3,700,710	—	408,298	152,239	4,109,008	(1,090,862)	3,170,385
Farmville, Virginia	GRW	253,618	2,162,087	—	207,979	253,618	2,370,066	(541,369)	2,082,315
Gettysburg, Pennsylvania	SUS	—	4,158,453	—	465,836	—	4,624,289	(1,048,013)	3,576,276
Morgantown, West Virginia	GRW	398,322	3,853,651	—	429,247	398,322	4,282,898	(955,792)	3,725,428
New Castle, Pennsylvania	GRW	56,648	4,101,254	—	284,848	56,648	4,386,102	(804,346)	3,638,404
Princeton, West Virginia	GRW	387,567	1,774,501	—	393,993	387,567	2,168,494	(516,417)	2,039,644
Rocky Mount, Virginia	GRW	193,841	2,162,429	—	67,439	193,841	2,229,868	(585,693)	1,838,016
Solomons, Maryland	GRW	2,303,990	2,988,255	—	1,609,987	2,303,990	4,598,242	(1,150,575)	5,751,657

Super 8:
Creston, Iowa	GRW	56,000	840,580	89,607	2,059,376	145,607	2,899,956	(1,128,660)	1,916,903
Columbus, Nebraska	USE	51,716	571,178	51,666	615,937	103,382	1,187,115	(609,539)	680,958
O’Neill, Nebraska	GRW	75,000	667,074	46,075	1,014,780	121,075	1,681,854	(692,088)	1,110,841
Omaha, Nebraska	FNB	164,034	1,053,620	—	1,104,738	164,034	2,158,358	(1,204,675)	1,117,717
Lincoln, Nebraska (West “O”)	USE	139,603	1,234,988	63,153	803,326	202,756	2,038,314	(979,305)	1,261,765
Lincoln, Nebraska (Cornhusker)	USE	226,174	1,068,520	271,817	1,693,949	497,991	2,762,469	(1,227,861)	2,032,599
Keokuk, Iowa	GRW	55,000	642,783	71,175	429,026	126,175	1,071,809	(603,298)	594,686
Iowa City, Iowa	GRW	227,290	1,280,365	—	403,881	227,290	1,684,246	(945,410)	966,126
Oskaloosa, Iowa	USE	61,389	453,573	—	361,074	61,389	814,647	(438,100)	437,936
Omaha, Nebraska (Ak-sar-ben)	USE	203,453	1,054,497	—	150,521	203,453	1,205,018	(680,581)	727,890

Humphrey Hospitality Trust, Inc. and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2003

Hotel and Location	Encum- brance	Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2003			Net Book Value
		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation
Super 8 (continued):
Kirksville, Missouri	USR	151,225	830,457	—	145,271	151,225	975,728	(541,267)	585,686
Burlington, Iowa	GRW	145,000	867,116	—	184,501	145,000	1,051,617	(567,500)	629,117
Sedalia, Missouri	USR	185,025	917,809	—	535,525	185,025	1,453,334	(670,294)	968,065
Hays, Kansas	FNB	317,762	1,133,765	19,519	216,627	337,281	1,350,392	(721,025)	966,648
Moberly, Missouri	USE	60,000	1,075,235	—	232,237	60,000	1,307,472	(659,883)	707,589
Pittsburg, Kansas	GRW	130,000	852,131	—	128,599	130,000	980,730	(547,553)	563,177
Manhattan, Kansas	FNB	261,646	1,254,175	—	288,644	261,646	1,542,819	(753,387)	1,051,078
Clinton, Iowa	GRW	135,153	805,067	(46,089)	194,445	89,064	999,512	(535,516)	553,060
Marshall, Missouri	USE	90,784	554,497	27,633	289,189	118,417	843,686	(414,055)	548,048
Mt. Pleasant, Iowa	GRW	85,745	536,064	21,507	397,297	107,252	933,361	(469,038)	571,575
Wichita, Kansas	FNB	435,087	1,806,979	—	517,026	435,087	2,324,005	(1,109,071)	1,650,021
Kingdom City, Missouri	FNB	176,970	877,287	—	138,440	176,970	1,015,727	(503,861)	688,836
Lenexa, Kansas	USE	454,113	1,722,866	—	300,454	454,113	2,023,320	(992,433)	1,485,000
Pella, Iowa	GRW	61,853	664,610	—	99,561	61,853	764,171	(372,593)	453,431
Storm Lake, Iowa	GRW	90,033	819,202	33,394	409,573	123,427	1,228,775	(514,570)	837,632
West Plains, Missouri	USE	112,279	861,178	—	105,396	112,279	966,574	(454,099)	624,754
Jefferson City, Missouri	USE	264,707	1,206,886	—	237,900	264,707	1,444,786	(644,848)	1,064,645
El Dorado, Kansas	FNB	96,764	418,333	467	491,462	97,231	909,795	(400,315)	606,711
Mountain Home, Arkansas	USR	94,471	682,656	—	72,009	94,471	754,665	(354,000)	495,136
Wayne, Nebraska	FNB	79,127	685,135	—	76,708	79,127	761,843	(324,058)	516,912
Batesville, Arkansas	USR	81,483	811,371	—	69,582	81,483	880,953	(374,784)	587,652
Fayetteville, Arkansas	USR	255,731	1,549,271	—	140,649	255,731	1,689,920	(676,761)	1,268,890
Omaha, Nebraska (West Dodge)	USE	593,518	1,758,275	—	151,784	593,518	1,910,059	(714,630)	1,788,947
Watertown, South Dakota	FNB	51,237	1,296,312	—	414,375	51,237	1,710,687	(552,910)	1,209,014
Norfolk, Nebraska	USR	226,971	1,587,581	—	353,911	226,971	1,941,492	(591,391)	1,577,072
Park City, Kansas	FNB	275,962	891,933	—	418,330	275,962	1,310,263	(476,583)	1,109,642

Humphrey Hospitality Trust, Inc. and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2003

Hotel and Location	Encumbrance	Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2003			Net Book Value
		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation
Super 8 (continued):
Muscatine, Iowa	USE	204,890	1,616,090	—	162,305	204,890	1,778,395	(544,962)	1,438,323
Fort Madison, Iowa	USR	104,855	871,075	—	88,032	104,855	959,107	(326,988)	736,974
Parsons, Kansas	FNB	167,849	1,195,484	—	84,901	167,849	1,280,385	(361,246)	1,086,988
Portage, Wisconsin	GRW	203,032	1,839,321	—	141,033	203,032	1,980,354	(528,614)	1,654,772
Antigo, Wisconsin	USR	234,605	1,485,579	—	162,259	234,605	1,647,838	(478,784)	1,403,659
Shawano, Wisconsin	GRW	244,935	1,672,123	—	127,246	244,935	1,799,369	(520,190)	1,524,114
Tomah, Wisconsin	USR	211,975	2,079,714	(59,834)	239,426	152,141	2,319,140	(603,372)	1,867,909
Menomonie, Wisconsin	GRW	451,520	2,398,446	—	135,321	451,520	2,533,767	(561,197)	2,424,090
Neosho, Missouri	USE	232,000	1,416,216	—	82,363	232,000	1,498,579	(327,848)	1,402,731
Anamosa, Iowa	SSB, SBA	49,981	1,150,688	—	84,108	49,981	1,234,796	(179,249)	1,105,528
Charles City, Iowa	CSB	95,363	1,543,872	—	64,172	95,363	1,608,044	(263,273)	1,440,134
Dyersville, Iowa	CSB,SBA	170,887	1,278,471	—	(521,542)	170,887	756,929	(197,268)	730,548
Oelwein, Iowa	UPB,SBA	49,450	1,243,614	—	(258,509)	49,450	985,105	(208,790)	825,765

Holiday Inn Express
Danville, Kentucky	GRW	155,717	2,971,403	—	374,219	155,717	3,345,622	(780,697)	2,720,642
Gettysburg, Pennsylvania	SUS	59,634	1,832,171	—	321,563	59,634	2,153,734	(586,218)	1,627,150
Harlan, Kentucky	GRW	—	2,949,276	—	712,724	—	3,662,000	(720,443)	2,941,557

Hampton Inn
Cleveland, Tennessee	GRW	212,914	2,370,499	—	120,740	212,914	2,491,239	(622,720)	2,081,433
Jackson, Tennessee	GRW	261,506	3,430,541	—	546,406	261,506	3,976,947	(1,475,672)	2,762,781
Shelby, North Carolina	GRW	253,921	2,782,042	—	307,589	253,921	3,089,631	(932,588)	2,410,964
Brandon, Florida	REG	322,203	3,150,779	—	258,016	322,203	3,408,795	(860,363)	2,870,635

Comfort Suites
Dover, Delaware	GRW	337,113	5,179,187	—	(118,363)	337,113	5,060,824	(1,030,391)	4,367,546

Humphrey Hospitality Trust, Inc. and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2003

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2003			Net Book Value
Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation
Best Western Suites
Key Largo, Florida	GRW	339,425	3,238,530	—	559,564	339,425	3,798,094	(887,400)	3,250,119
Ramada
Ellenton, Florida	GRW	546,945	2,293,464	—	683,159	546,945	2,976,623	(644,905)	2,878,663
Shoney’s Inn
Ellenton, Florida	GRW	290,373	2,102,371	—	352,583	290,373	2,454,954	(466,398)	2,278,929
Days Inn
Farmville, Virginia	GRW	384,591	1,967,727	—	189,896	384,591	2,157,623	(527,475)	2,014,739

Subtotal Hotel Properties		16,604,467	124,446,967	590,090	25,050,684	17,194,557	149,497,651	(47,483,881)	119,208,327
Construction in Progress		—	—	—	206,270	—	206,270	—	206,270
Office building		68,765	1,516,627	—	305,648	68,765	1,822,275	(1,111,065)	779,975

Total		$16,673,232	$125,963,594	$590,090	$25,562,602	$17,263,322	$151,526,196	$(48,594,946)	$120,194,572

Encumbrance codes refer to the following lenders:

USR = US Bank Revolver	USE = US Bank $13M Term Loan
GRW = Greenwich Capital Loan	FNB = First National Bank of Omaha
REG = Regions Bank (FL)	SUS = Susquehanna Bank
UPB = Union Planters Bank	CSB = First Citizens National Bank
PBK = Peoples Bank of Kewanee	SBA = Small Business Administration
SSB = Security State Bank	CRE = SunTrust Bond
NON = Unencumbered

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2003

ASSET BASIS		Total
(a)	Balance at December 31, 2000	$206,569,500

	Additions to buildings and improvements	5,172,895
	Disposition of buildings and improvements	(2,963,998)
	Impairment loss	(1,192,000)

	Balance at December 31, 2001	207,586,397

	Additions to buildings and improvements	2,708,045
	Disposition of buildings and improvements	(24,898,559)
	Impairment loss	(2,245,500)

	Balance at December 31, 2002	$183,150,383

	Additions to buildings and improvements	4,642,142
	Disposition of buildings and improvements	(16,934,007)
	Impairment loss	(2,069,000)

	Balance at December 31, 2003	$168,789,518

ACCUMULATED DEPRECIATION		Total
(b)	Balance at December 31, 2000	$38,259,279

	Depreciation for the period ended December 31, 2001	8,204,316
	Depreciation on assets sold or disposed	(695,617)

	Balance at December 31, 2001	45,767,978

	Depreciation for the period ended December 31, 2002	8,209,391
	Depreciation on assets sold or disposed	(6,506,198)

	Balance at December 31, 2002	$47,471,171

	Depreciation for the period ended December 31, 2003	6,896,100
	Depreciation on assets sold or disposed	(5,772,325)

	Balance at December 31, 2003	$48,594,946

(c)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $172,000,000.
(d)	Depreciation is computed based upon the following useful lives:
	Buildings and improvements	20 -40 years
	Furniture and equipment	5 - 12 years

(e)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in note 4 to the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation was performed under the supervision of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2003 of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No changes in the Company’s internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning the directors and executive officers of the Company is incorporated by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”) under the captions “Election of Directors,” ”Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Board of Directors has determined that Joseph Caggiano is an “audit committee financial expert” as that term is defined in the rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002, and additionally, has determined that Mr. Caggiano is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer and has posted the Code of Business Conduct and Ethics on its Web site. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct and Ethics applicable to the Company’s Chief Executive Officer and Chief Financial Officer by posting that information on the Company’s Web site at www.humphreyhospitality.com.

Item 11. Executive Compensation

Information regarding executive and director compensation is incorporated by reference to the 2004 Proxy Statement under the captions “Executive Officer Compensation,” “Director Compensation” and “Compensation Committee Report.” Information regarding the Company’s stock performance is incorporated by reference to the 2004 Proxy Statement under the caption “Performance Graph.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, of each director and executive officer of Humphrey Hospitality Trust, Inc., and all directors and executive officers as a group, is incorporated by reference to the 2004 Proxy Statement under the caption “Ownership of the Company’s Common Stock By Management and Certain Beneficial Owners.”

No securities of the Company are authorized for issuance under equity compensation plans at December 31, 2003.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated by reference to the 2004 Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material in the 2004 Proxy Statement under the caption “Principal Accountant Fees and Services” and “Pre-approval Policies.”

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	Reports on Form 8-K

(i)	Current report on Form 8-K filed November 7, 2003, announcing third quarter 2003 financial results.

(b)	Exhibits

3.1	Second Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed on December 10, 1999).

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed on December 10, 1999).

10.1	Third Amended and Restated Agreement of Limited Partnership of Humphrey Hospitality Limited Partnership (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2000).

10.2	Option Agreement, dated as of November 29, 1994, among the Company, Humphrey Hospitality Limited Partnership, James I. Humphrey, Jr. and Humphrey Associates (incorporated by reference to the Company’s Registration Statement on Form S-11 (Registration No. 33-83658)).

10.3	Non-Competition Agreement, dated as of November 29, 1994, among the Company, Humphrey Hospitality Limited Partnership, James I. Humphrey, Jr. and Humphrey Associates (incorporated by reference to the Company’s Registration Statement on Form S-11 (Registration No. 33-83658)).

10.4	Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership, Humphrey Hospitality REIT Trust and Steve H. Borgmann (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2000).

10.5	Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership and Humphrey Hospitality REIT Trust and Paul J. Schulte (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2000).

10.6	Indemnification Agreement dated as of December 31, 2001 made by Humphrey Hospitality Trust, Inc. for the benefit of James I. Humphrey, Jr. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on April 1, 2002).

10.7	Indemnification Agreement dated as of December 31, 2001 made by Humphrey Hospitality Trust, Inc. for the benefit of Steven H. Borgmann. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on April 1, 2002).

10.8	Indemnification Agreement dated as of December 31, 2001 made by Humphrey Hospitality Trust, Inc. for the benefit of Paul J. Schulte. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on April 1, 2002).

10.9	Development Services Agreement, dated as of April 4, 1996, between Humphrey Hospitality Limited Partnership and Humphrey Development (incorporated by reference to the Company’s Registration Statement on Form S-11 (Registration No. 333-15897)).

10.10	First Amendment to Development Services Agreement dated November 6, 1996 between the Partnership and Humphrey Development (incorporated by reference to the Company’s Registration Statement on Form S-11 (Registration No. 333-15897)).

10.13	Loan Agreement between Mercantile Bank National Association and Supertel Hospitality, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2000).

10.14	Loan Agreement between Supertel Hospitality, Inc. and US Bank National Association (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2000).

10.15	Loan Agreement between E&P Financing Limited Partnership and US Bank National Association (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2000).

10.16	Loan Agreement between Supertel Hospitality, Inc. and US Bank National Association (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2000).

10.18	Loan Agreement between First National Bank of Omaha, N.A. and Supertel Hospitality, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2000).

10.19	Lease Termination Agreement dated as of December 31, 2001, among Humphrey Hospitality Management, Inc., Supertel Hospitality Management, Inc., Humphrey Hospitality Trust, Inc., Humphrey Hospitality Limited Partnership, E&P Financing Limited Partnership, Solomon Beacons Inn Limited Partnership and TRS Leasing, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 15, 2002).

10.20	Management Agreement dated as of January 1, 2002 between TRS Leasing, Inc. and Humphrey Hospitality Management, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 15, 2002).

10.21	New Administrative Services Agreement dated as of January 1, 2002 among Humphrey Hospitality Limited Partnership, E&P Financing Limited Partnership, Humphrey Hospitality Trust, Inc., and Humphrey Hospitality Management, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 15, 2002).

10.22	Form of Master Lease Agreement made as of January 1, 2002 by and between Humphrey Hospitality Limited Partnership, E&P Financing Limited Partnership and Solomons Beacon Inn Limited Partnership and TRS Leasing, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on April 1, 2002).

10.23	Letter agreement dated December 31, 2001 among Humphrey Hospitality Limited Partnership, Humphrey Hospitality Management, Inc., E&P Financing Limited Partnership and Solomons Beacon Inn Limited Partnership. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on April 1, 2002).

10.24	Letter agreement dated March 22, 2002 among Humphrey Hospitality Limited Partnership, Humphrey Hospitality Management, Inc., E&P Financing Limited Partnership and Solomons Beacon Inn Limited Partnership. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on April 1, 2002).

10.25	Loan Agreement dated as of November 26, 2002, by and among Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2002).

10.26	Promissory Note between Solomons Beacon Inn Limited Partnership and TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc. dated as of November 26, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2002).

10.27	Guaranty of Recourse Obligations made by Humphrey Hospitality Trust, Inc., as guarantor, in favor of Greenwich Capital Financial Products, Inc., dated as of November 26, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2002).

10.28	Pledge and Security Agreement by Humphrey Hospitality Trust, Inc., Humphrey Hospitality Limited Partnership, TRS Leasing, Inc. and Solomons GP, LLC, for the benefit of Greenwich Capital Financial Products, Inc. dated as of November 26, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 17, 2002).

10.29	Master Lease Agreement dated as of November 26, 2002, between Solomons Beacon Inn Limited Partnership, as lessor, and TRS Subsidiary, LLC, as lessee (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 17, 2002).

10.30	First Amended and Restated Master Lease Agreement dated as of November 26, 2002, between Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership, as lessors, and TRS Leasing Subsidiary, LLC, as lessee, and Solomons Beacon Inn Limited Partnership as withdrawing lessor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 17, 2002).

10.31	First Amended and Restated Hotel Management Agreement between TRS Leasing, Inc., TRS Subsidiary, LLC and Humphrey Hospitality Management, Inc. dated November 26, 2002 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 17, 2002).

21	Subsidiaries. *

23.1	Consent of KPMG LLP. *

31.1	George R. Whittemore Certification Pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Michael M. Schurer Certification Pursuant to Rule 13a-14(a)/15d-14(a). *

32.1	George R. Whittemore Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code. *

32.2	Michael M. Schurer Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code. *

99.1	Real Estate Investment Risks. *

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUMPHREY HOSPITALITY TRUST, INC.

March 24, 2004	By:	/s/ George R. Whittemore
George R. Whittemore
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated above.

By:	/s/ George R. Whittemore
George R. Whittemore
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Michael M. Schurer
Michael M. Schurer
Chief Financial Officer, Treasurer and Corporate Secretary
(principal financial and accounting officer)

By:	/s/ Paul J. Schulte
Paul J. Schulte
Chairman of the Board

By:	/s/ James I. Humphrey, Jr.
James I. Humphrey, Jr.
Director

By:	/s/ Steve H. Borgmann
Steve H. Borgmann
Director

By:	/s/ Loren Steele
Loren Steele
Director

By:	/s/ Joseph Caggiano
Joseph Caggiano
Director

By:	/s/ Jeffrey M. Zwerdling
Jeffrey M. Zwerdling
Director

By:	/s/ Allen L. Dayton
Allen L. Dayton
Director