Form 10-Q
period 2004-03-31
HUMPHREY HOSPITALITY TRUST INC
filed 2004-05-13
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004.

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

As of April 30, 2004, there were 12,049,370 shares of common stock, par value $.01 per share, outstanding.

HUMPHREY HOSPITALITY TRUST, INC.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Investments in hotel properties	$167,386	$167,940
Less accumulated depreciation	49,283	48,241

	118,103	119,699

Hotel properties held for sale	543	495
Cash and cash equivalents	517	303
Accounts receivable	1,102	896
Prepaid expenses and other assets	1,902	1,862
Deferred financing costs, net	1,640	1,694

	$123,807	$124,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$4,224	$4,124
Long-term debt	78,141	77,611

	82,365	81,735

Minority interest in consolidated partnerships	2,110	2,113

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 12,049,370 shares outstanding	120	120
Additional paid-in capital	51,498	51,498
Distributions in excess of retained earnings	(12,286)	(10,517)

	39,332	41,101

COMMITMENTS AND CONTINGENCIES
	$123,807	$124,949

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
REVENUES
Room rentals and other hotel services	$12,274	$11,829
Other	88	44

	12,362	11,873

EXPENSES
Hotel and property operations	9,854	9,578
Interest	1,414	1,642
Depreciation	1,641	1,698
General and administrative	603	536

	13,512	13,454

LOSS FROM CONTINUING OPERATIONS BEFORE NET LOSSES ON DISPOSITIONS OF ASSETS AND MINORITY INTEREST	(1,150)	(1,581)

Net losses on dispositions of assets	(19)	—
Minority interest	(51)	(79)

LOSS FROM CONTINUING OPERATIONS	(1,220)	(1,660)

Discontinued operations	53	(1,005)

NET LOSS	$(1,167)	$(2,665)

NET LOSS PER SHARE - BASIC AND DILUTED:
Continuing operations	$(0.10)	$(0.14)
Discontinued operations	—	(0.08)

Net loss	$(0.10)	$(0.22)

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,167)	$(2,665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,647	1,832
Amortization of deferred financing costs	54	101
Net gains on dispositions of assets	(58)	—
Provision for impairment loss	—	940
Minority interest	52	79
Changes in operating assets and liabilities:
Increase in assets	(246)	(477)
Increase in liabilities	95	1,183

Net cash provided by operating activities	377	993

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(613)	(418)
Proceeds from sale of hotel properties	577	—
Redemption of operating partnership units	—	(781)
Distributions to minority partners	(55)	(89)

Net cash used by investing activities	(91)	(1,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(18)
Principal payments on long-term debt	(1,254)	(924)
Proceeds from long-term debt	1,784	780
Dividends paid	(602)	—

Net cash used by financing activities	(72)	(162)

Increase (decrease) in cash and cash equivalents	214	(457)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	303	1,519

CASH AND CASH EQUIVALENTS, END OF PERIOD	$517	$1,062

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Conversion of operating partnership units	$—	$1,729

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

HHTI, through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”), owns a controlling interest in Humphrey Hospitality Limited Partnership (“HHLP”) and E&P Financing Limited Partnership (collectively, the “Partnerships”). As of March 31, 2004, the Company owned an approximately 98% general partnership interest in Humphrey Hospitality Limited Partnership and a 100% interest in E&P Financing Limited Partnership. Humphrey Hospitality Limited Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the “Subsidiary Partnership”).

As of March 31, 2004, the Company, through the Partnerships and the Subsidiary Partnership, owned 73 limited service hotels (each a “Hotel”, or collectively the “Hotels”) and one office building. The Hotels are leased to the Company’s taxable REIT subsidiary, TRS Leasing, Inc. and its wholly owned subsidiary, TRS Subsidiary, LLC (collectively the “TRS Lessee”), and are managed by Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc. (collectively “HHM”).

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of March 31, 2004, and the consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003 without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2003 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year. Certain amounts for 2003 have been reclassified to conform to the presentation for 2004.

Hotel Properties Held For Sale and Discontinued Operations

The Company is actively seeking to sell five Super 8 Hotels and expects to use the proceeds from these sales to further pay down outstanding mortgage obligations. As of March 31, 2004, one of these properties has been classified as held for sale (the “2004 Sale Hotel”), while the remainder of these properties will be classified as held for sale if and when the Company’s criteria for plan of sale are met. The room rentals and other hotel service revenues from these properties were $370,000 and $382,000 for the three months ended March 31, 2004 and 2003, and $2.1 million for the year ended December 31, 2003. Hotel and property operations expenses for these properties were $368,000 and $375,000 for the three months ended March 31, 2004 and 2003, and $1.7 million for the year ended December 31, 2003.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

As of March 31, 2003, three of the Company’s Hotels were classified as held for sale (the “Sale Hotels”). During the first quarter of 2003, the Company determined that the carrying amount of one of the Sale Hotels would not be recoverable from future cash flows. In addition, the Company changed its plans and intentions as to the likely holding period of an additional Hotel that was not classified as held for sale at March 31, 2003, and determined that the carrying amount of the Hotel was not recoverable from estimated future cash flows. Accordingly, the Company recognized an impairment loss of approximately $940,000 related to these Hotels in the first quarter of 2003. The additional Hotel that was not classified as held for sale at March 31, 2003 was subsequently sold and accordingly, the impairment loss was reclassified to discontinued operations.

The operating results of the Sale Hotels, five other hotels that were sold by the Company during 2003 and the three months ended March 31, 2004, and the 2004 Sale Hotel, are included in discontinued operations for all periods presented in the statements of operations and are summarized as follows (in thousands):

	Quarter Ended March 31,
	2004	2003
Revenues	$108	$1,173
Hotel and property operations expenses	124	1,013
Interest expense	2	91
Depreciation expense	6	134
Net gain on disposition of assets	77	—
Provision for impairment loss	—	940

	$53	$(1,005)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the earnings (loss) allocable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period. The weighted average number of shares used in the basic EPS computation for the three months ended March 31, 2004 and 2003 were 12,049,000 and 12,033,000, respectively.

For the three months ended March 31, 2004 and 2003, there were no dilutive securities outstanding. At March 31, 2004, there were 20,192 Common OP Units and 195,610 Preferred OP Units outstanding. During 2003, the Company agreed to allow the redemption of 127,439 of these Preferred OP Units at any time, subject to a 60-day notification period.

Significant Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make certain estimates and judgments that affect the Company’s financial position and results of operations. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 24, 2004. There have been no changes in the Company’s accounting policies since December 31, 2003.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The discussion that follows is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2004 and 2003, and should be read along with the consolidated financial statements and notes.

Same-store comparisons below reflect the revenues and expenses of the Company’s 72 Hotels that have been continuously in operation over the 15-month period ended March 31, 2004, and have not otherwise been classified as held for sale, or sold during this period. Accordingly, the same-store comparisons exclude the operations of seven Hotels sold in 2003, the Hotel sold during the three months ended March 31, 2004 and the Hotel classified as held for sale at March 31, 2004.

Results of Operations

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003.

Operating results are summarized as follows (in thousands):

	2004			2003
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Variance
Revenues	$12,362	$108	$12,470	$11,873	$1,173	$13,046	$(576)
Hotel and property operations expenses	9,854	124	9,978	9,578	1,013	10,591	613
Interest expense	1,414	2	1,416	1,642	91	1,733	317
Depreciation expense	1,641	6	1,647	1,698	134	1,832	185
General and administrative expenses	603	—	603	536	—	536	(67)
Net gains (losses) on dispositions of assets	(19)	77	58	—	—	—	58
Provision for impairment loss	—	—	—	—	940	940	940
Minority interest	(51)	—	(51)	(79)	—	(79)	28

	$(1,220)	$53	$(1,167)	$(1,660)	$(1,005)	$(2,665)	$1,498

Revenues declined by approximately $576,000 during the three months ended March 31, 2004, due primarily to the sale of eight hotel properties over the 15-month period ended March 31, 2004 ($1.1 million). The decrease in revenues was partially offset by a 2.8% ($.74) increase in same-store revenue per available room (“RevPAR”) and the benefit of a 29th day of revenues in the month of February 2004 ($126,000).

Hotel and property operations expenses declined by approximately $613,000 during the three months ended March 31, 2004, due primarily to the sale of eight hotel properties over the 15-month period ended March 31, 2004 ($889,000), partially offset by increased same-store labor ($45,000) and benefit costs ($107,000 – primarily health care insurance premiums), which were up 1.4% and 19.9%, respectively.

Interest expense declined by approximately $317,000 during the three months ended March 31, 2004, due primarily to the early extinguishment of long-term debt using the proceeds from the sale of hotel properties over the 15-month period ended March 31, 2004, as well as a decrease in interest rates on the Company’s variable rate debt ($33,000). Depreciation expense also declined ($185,000), primarily as a result of the sale, or classification as held for sale, of certain of the Company’s hotel properties.

During the first quarter of 2004, the Company sold its interest in a Super 8 hotel located in Mountain Home, Arkansas, recognizing a net gain of $82,000. This gain was partially offset by additional built-in gains tax resulting from Hotel sales completed during 2003 ($5,000). During the first quarter of 2003, the Company recognized impairment losses on two Hotels ($940,000). The Company determined the carrying amount of a Hotel classified as held for sale at March 31, 2003 would not be recoverable from

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

estimated future cash flows. In addition, the Company changed its plans and intentions as to the likely holding period of an additional Hotel that was not classified as held for sale at March 31, 2003 and determined that the carrying amount of the Hotel was not recoverable from estimated future cash flows. This Hotel was subsequently sold and accordingly, the impairment loss was reclassified to discontinued operations.

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

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities, through long-term secured and unsecured borrowings. The Company is actively seeking to sell five Super 8 Hotels and expects to use the proceeds from these sales (estimated to be in the range of $5.0 million to $5.5 million) to further pay down outstanding mortgage obligations.

Financing

At March 31, 2004, the Company had long-term debt of $78.1 million consisting of bonds, notes and mortgages payable, with a weighted average term to maturity of 6.6 years, and a weighted average interest rate of 6.9%. Aggregate annual principal and bond sinking fund payments for the remainder of 2004 and thereafter are as follows (in thousands):

2004	$10,173
2005	10,382
2006	2,176
2007	2,290
2008	2,425
Thereafter	50,696

$78,141

The Company currently intends to finance or refinance the debt payments coming due in 2004 as follows:

•	$13 million term loan from US Bank National Association (“US Bank”) due October 15, 2004. The Company expects to finance or refinance the remaining balance on the loan ($8.7 million at March 31, 2004) in one or more ways:

•	Negotiate an extension or a refinancing with US Bank;

•	Negotiate a new loan with a new lender to repay US Bank; and/or

•	Repay the loan, or a portion thereof, with proceeds from sales of hotel properties.

•	The remainder of the maturities in 2004 consists of principal amortization on other mortgage loans and bonds which the Company expects to fund through cash flow from operations.

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

Redemption of Preferred Operating Partnership (“OP”) Units

At March 31, 2004, there were 195,610 Preferred OP Units outstanding. The Preferred OP Units are convertible into common operating partnership units (“Common OP Units”) on a one-for-one basis. Following such conversion and until October 2009, the resulting Common OP Units are redeemable, at the option of the holders, for common shares of the Company, or for cash at $10 per share. Redemptions in the form of cash (“Cash Redemptions”) may occur each October, beginning in 2002, up to October 2009. The Company has 60 days upon receipt of a Cash Redemption notice to make such payments. During 2003, the Company agreed to allow the redemption of 127,439 of these Preferred OP Units at any time, subject to a 60-day notification period. The Company expects to fund any potential future Cash Redemptions through cash generated from operating activities and/or short term borrowings against its Revolving Facility.

Capital Commitments

Below is a summary of certain obligations that will require capital:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt	$78,141	$10,173	$12,557	$4,715	$50,696
Land leases	2,845	44	118	118	2,565

	$80,986	$10,217	$12,675	$4,833	$53,261

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less.

Off Balance Sheet Financing Transactions

We have not entered into any off balance sheet financing transactions.

Funds from Operations

The Company’s funds from operations (“FFO”) for the three months ended March 31, 2004 was approximately $422,000, representing an increase of approximately $1.3 million from the negative FFO of $833,000 reported for the three months ended March 31, 2003. The reasons for significant changes in revenues and expenses comprising FFO are described above. FFO is reconciled to net loss as follows (in thousands):

	Three months ended March 31,
	2004	2003
Net loss	$(1,167)	$(2,665)
Depreciation	1,647	1,832
Net gains on disposition of assets	(58)	—

FFO	$422	$(833)

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

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”) and Occupancy

The following table presents the Company’s RevPAR, ADR and Occupancy, by franchise affiliation, on a same-store basis for the three months ended March 31, 2004 and 2003, respectively. Same-store comparisons below include the Company’s 72 Hotels that have been continuously in operation over the 15-month period ended March 31, 2004, and have not been classified as held for sale, or sold during this period. Accordingly, the same-store comparisons exclude the operations of seven hotels sold in 2003, the Hotel sold during the three months ended March 31, 2004 and the Hotel classified as held for sale at March 31, 2004.

	Three months ended March 31, 2004			Three months ended March 31, 2003
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Best Western Suites	$113.38	87.9%	$128.97	$106.26	88.8%	$119.61
Ramada Limited	54.39	89.1%	61.01	42.81	73.0%	58.67
Shoney’s Inn	51.79	84.7%	61.12	42.16	68.1%	61.92
Hampton Inn	45.54	68.1%	66.89	45.08	68.2%	66.11
Comfort Inn/Comfort Suites	32.75	58.4%	56.05	30.49	56.0%	54.48
Holiday Inn Express	27.21	49.0%	55.52	25.68	47.7%	53.89
Days Inn	25.19	48.6%	51.84	23.50	46.8%	50.21
Super 8	21.36	50.1%	42.62	21.59	49.7%	43.47

	$27.11	54.2%	$49.99	$26.37	53.0%	$49.79

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Company’s RevPAR, ADR and Occupancy, by state, on a same-store basis, for the three months ended March 31, 2004 and 2003, respectively, were as follows:

	Three months ended March 31, 2004			Three months ended March 31, 2003
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Florida	$70.52	87.1%	$80.98	$62.35	78.3%	$79.64
Delaware	58.49	86.6%	67.54	46.52	71.9%	64.74
Tennessee	39.04	67.5%	57.88	38.61	66.1%	58.38
West Virginia	38.42	68.1%	56.37	36.39	65.6%	55.46
Maryland	32.64	49.4%	66.05	50.12	81.8%	61.26
Virginia	29.48	56.6%	52.08	26.03	48.6%	53.56
Wisconsin	28.12	54.0%	52.10	23.26	47.7%	48.75
Kentucky	28.09	50.0%	56.14	25.85	45.4%	56.88
North Carolina	26.75	50.5%	52.95	30.31	54.8%	55.32
Pennsylvania	26.36	50.5%	52.16	26.24	55.1%	47.62
Kansas	24.27	54.5%	44.56	26.55	56.8%	46.76
Arkansas	22.15	48.3%	45.88	24.19	56.2%	43.04
South Dakota	21.96	51.3%	42.77	24.27	58.0%	41.83
Nebraska	19.99	50.5%	39.55	19.69	48.5%	40.64
Missouri	19.90	45.6%	43.69	21.08	47.7%	44.22
Iowa	19.00	47.5%	39.99	18.84	45.3%	41.60

	$27.11	54.2%	$49.99	$26.37	53.0%	$49.79

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s market risk exposure subsequent to December 31, 2003.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 4. CONTROLS AND PROCEDURES

As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as the Company that file periodic reports under the Securities Exchange Act of 1934 (the “Act”) are required to include in those reports certain information concerning the issuer’s controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

We have established disclosure controls and procedures to ensure that material information related to the Company (including its consolidated subsidiaries) is available to or made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As of March 31, 2004 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer, and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of the Company’s assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in the Company’s internal control over financial reporting or control of assets occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or control over its assets.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Part I. OTHER INFORMATION, CONTINUED:

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Summary Financial Data

The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the consolidated statements of operations and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

	Three months ended March 31,
(In thousands, except per share and statistical data)	2004	2003
Loss from continuing operations	$(1,220)	$(1,660)

Net loss per share from continuing operations - basic and diluted	$(0.10)	$(0.14)

FFO	$422	$(833)

Net cash flow:
Provided by operating activities	$377	$993
Used by investing activities	$(91)	$(1,288)
Provided (used) by financing activities	$(72)	$(162)

Weighted average number of shares outstanding - basic and diluted	12,049	12,033

RECONCILIATION OF NET LOSS TO FFO
Net loss	$(1,167)	$(2,665)
Depreciation	1,647	1,832
Net gains on disposition of assets	(58)	—

FFO (1)	$422	$(833)

ADDITIONAL INFORMATION
Same-store ADR	$49.99	$49.79
Same-store RevPAR	$27.11	$26.37
Same-store occupancy percentage	54.2%	53.0%

(1)	FFO is a non-GAAP financial measure. The Company considers FFO to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings, for an understanding of the Company’s operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from sales of real estate, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes its method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner, therefore, the Company’s calculation may not be the same as the calculation of FFO for similar REITs.

Part II. OTHER INFORMATION, CONTINUED:

Item 5. OTHER INFORMATION, CONTINUED:

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

FFO for the three months ended March 31, 2003 includes impairment losses on real estate of $940,000. Prior to the third quarter of 2003, the Company followed a practice of excluding such losses from FFO. However, it revised this practice based on clarification of the SEC staff’s position on the FFO treatment of impairment losses and guidance from NAREIT issued during the third quarter of 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed on December 10, 1999).

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed on December 10, 1999).

31.1	George R. Whittemore Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Michael M. Schurer Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	George R. Whittemore Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Michael M. Schurer Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b) Reports on Form 8-K:

On March 23, 2004, the Company filed a report on Form 8-K relating to its announcement of its financial results for the three and twelve months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMPHREY HOSPITALITY TRUST, INC.

By:	/s/ George R. Whittemore
George R. Whittemore
President and Chief Executive Officer

Dated this 13th day of May, 2004

By:	/s/ Michael M. Schurer
Michael M. Schurer
Chief Financial Officer, Treasurer and Secretary

Dated this 13th day of May, 2004