Form 10-Q
period 2004-06-30
HUMPHREY HOSPITALITY TRUST INC
filed 2004-08-10
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2004.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-25060

HUMPHREY HOSPITALITY TRUST, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

As of July 30, 2004, there were 12,059,849 shares of common stock, par value $.01 per share, outstanding.

HUMPHREY HOSPITALITY TRUST, INC.

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Investments in hotel properties	$166,644	$167,940
Less accumulated depreciation	50,096	48,241

	116,548	119,699
Hotel properties held for sale	422	495
Cash and cash equivalents	599	303
Accounts receivable	986	896
Prepaid expenses and other assets	2,262	1,862
Deferred financing costs, net	1,587	1,694

	$122,404	$124,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$5,214	$4,124
Long-term debt	74,604	77,611

	79,818	81,735

Minority interest in consolidated partnerships	2,112	2,113

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 12,049,370 shares issued and outstanding in 2004 and 2003	120	120
Additional paid-in capital	51,498	51,498
Distributions in excess of retained earnings	(11,144)	(10,517)

	40,474	41,101

COMMITMENTS AND CONTINGENCIES
	$122,404	$124,949

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited – In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
Room rentals and other hotel services	$15,753	$15,635	$27,846	$27,293
Other	28	85	117	129

	15,781	15,720	27,963	27,422

EXPENSES
Hotel and property operations	10,844	10,683	20,489	20,058
Interest	1,398	1,882	2,799	3,480
Depreciation	1,577	1,635	3,181	3,267
General and administrative	475	566	1,078	1,102

	14,294	14,766	27,547	27,907

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE NET GAINS (LOSSES) ON DISPOSITIONS OF ASSETS AND MINORITY INTEREST	1,487	954	416	(485)
Net gains (losses) on dispositions of assets	1	(11)	(22)	(11)
Minority interest	(57)	(80)	(109)	(159)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	1,431	863	285	(655)
Discontinued operations	314	1,011	293	(136)

NET EARNINGS (LOSS)	$1,745	$1,874	$578	$(791)

NET EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED:
Continuing operations	$0.12	$0.07	$0.02	$(0.06)
Discontinued operations	0.03	0.08	0.03	(0.01)

Net earnings (loss)	$0.15	$0.15	$0.05	$(0.07)

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$578	$(791)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	3,251	3,593
Amortization of deferred financing costs	107	191
Net gains on dispositions of assets	(394)	(1,015)
Provision for impairment loss	—	940
Minority interest	109	159
Changes in operating assets and liabilities:
Increase in assets	(490)	(655)
Increase in liabilities	1,090	1,774

Net cash provided by operating activities	4,251	4,196

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(1,875)	(1,575)
Proceeds from sale of hotel properties	2,241	5,496
Redemption of operating partnership units	—	(1,808)
Distributions to minority partners	(110)	(165)

Net cash provided by investing activities	256	1,948

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(30)
Principal payments on long-term debt	(4,290)	(7,598)
Proceeds from long-term debt	1,284	780
Dividends paid	(1,205)	—

Net cash used by financing activities	(4,211)	(6,848)

Increase (decrease) in cash and cash equivalents	296	(704)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	303	1,519

CASH AND CASH EQUIVALENTS, END OF PERIOD	$599	$815

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of operating partnership units	$—	$1,729

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Notes to Consolidated Financial Statements

General

Humphrey Hospitality Trust, Inc. (“HHTI”) is a real estate investment trust (“REIT”) for Federal income tax purposes and was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994. The common stock, par value $.01 per share (the “Common Stock”), began to trade on The NASDAQ National Market on October 30, 1996.

HHTI, through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”), owns a controlling interest in Humphrey Hospitality Limited Partnership (“HHLP”) and E&P Financing Limited Partnership (collectively, the “Partnerships”). As of June 30, 2004, the Company owned an approximately 98% general partnership interest in Humphrey Hospitality Limited Partnership and a 100% interest in E&P Financing Limited Partnership. Humphrey Hospitality Limited Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the “Subsidiary Partnership”).

As of June 30, 2004, the Company, through the Partnerships and the Subsidiary Partnership, owned 71 limited service hotels (each a “Hotel”, or collectively the “Hotels”) and one office building. The Hotels are leased to the Company’s taxable REIT subsidiary, TRS Leasing, Inc. and its wholly owned subsidiary, TRS Subsidiary, LLC (collectively the “TRS Lessee”), and are managed by Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc. (collectively “HHM”).

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of June 30, 2004, the consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2003 have been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year. Certain amounts for 2003 have been reclassified to conform to the presentation for 2004.

Recent Developments

In March 2004, the Company disposed of its interest in a Super 8 hotel located in Mountain Home, AR, recognizing a gain of approximately $81,000. The sale generated gross proceeds of approximately $613,000 which were used to pay closing costs and repay approximately $578,000 of debt.

In May 2004, the Company disposed of its interest in two Super 8 hotels, located in Marshall, MO and Oelwein, IA, recognizing gains of approximately $257,000 and $74,000, respectively. The sales generated gross proceeds of approximately $1.8 million which were used to pay closing costs and repay approximately $1.5 million of debt.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

In July 2004, the Company disposed of its interest in a Super 8 hotel located in Oskaloosa, IA, recognizing a gain of approximately $546,000. The sale generated gross proceeds of approximately $1.0 million which were used to pay closing costs and repay approximately $942,000 of debt.

In July 2004, the Company redeemed 10,479 common operating partnership units in HHLP in exchange for an equal number of shares of common stock of the Company.

In July 2004, the Company announced the planned move of its corporate offices to Norfolk, NE and its intention to begin using an office building it owns. The Company’s principal officers, George R. Whittemore, President and CEO, and Michael M. Schurer, Chief Financial Officer, Treasurer and Secretary, have decided to not relocate with the Company and have resigned their positions effective August 15, 2004. Mr. Whittemore and Mr. Schurer have executed separation agreements which provide for consulting services to the Company through August 15, 2005 and December 31, 2004, respectively.

In July 2004, the Company announced that effective August 15, 2004, its Chairman, Paul Schulte, will assume the additional role of President and CEO, and that Donavon Heimes will assume the role of CFO, Treasurer and Secretary.

Effective July 31, 2004, the TRS Lessee terminated its hotel management agreement with HHM, paying HHM a $500,000 early termination fee in addition to agreeing to reimburse HHM for certain employment-related severance costs it may incur (approximately $235,000). The Company expects to incur additional costs in the range of $223,000 to $665,000 as a result of the termination of the management agreement.

On August 1, 2004, the TRS Lessee entered into a new hotel management agreement with Royal Host Management, Inc., a publicly owned real estate investment trust. Royal Host is an owner, franchisor and manager of limited and focused service hotel properties in the United States and Canada. The agreement with Royal Host provides for a management fee representing 4.75% of hotel revenue.

Hotel Properties Held For Sale and Discontinued Operations

As of June 30, 2004, two of the Company’s Hotels were classified as held for sale (the “2004 Sale Hotels”), one of which was subsequently sold in July 2004. The Company is actively seeking to sell two additional Hotels and these properties will be classified as held for sale if and when the Company’s criteria for plan of sale are met. The room rentals and other hotel service revenues for the two properties not classified as held for sale at June 30, 2004 were approximately $443,000 and $547,000 for the six months ended June 30, 2004 and 2003, and $972,000 for the year ended December 31, 2003. Hotel and property operations expenses for these properties were $352,000 and $377,000 for the six months ended June 30, 2004 and 2003, and $710,000 for the year ended December 31, 2003.

During the six months ended June 30, 2003, the Company had identified five hotels that it intended to sell and that met the Company’s criteria to be classified as held for sale (the “Sale Hotels”). Three of the Sale Hotels were sold in the second quarter 2003, with the Company recognizing a net gain on sale of approximately $1.0 million. The remaining two Sale Hotels were classified as held for sale at June 30, 2003 and subsequently sold in July and October 2003, respectively. During the first quarter of 2003, the Company determined that the carrying amount of two of the Sale Hotels would not be recoverable from future cash flows. Accordingly, the Company recognized an impairment loss of $940,000 related to these Hotels in the first quarter of 2003.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

The operating results of the Sale Hotels, five other hotels that were sold by the Company during 2003 and the six months ended June 30, 2004, and the 2004 Sale Hotels, are included in discontinued operations for all periods presented in the statements of operations and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$286	$1,343	$574	$2,687
Hotel and property operations expenses	260	1,111	593	2,327
Interest expense	14	121	28	256
Depreciation expense	27	126	71	326
Net gains on disposition of assets	329	1,026	411	1,026
Provision for impairment loss	—	—	—	940

	$314	$1,011	$293	$(136)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the earnings (loss) allocable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period. The weighted average number of shares used in the basic EPS computation for the six months ended June 30, 2004 and 2003 were 12,049,370 and 12,041,270, respectively. The weighted average number of shares used in the basic EPS computation for the three months ended June 30, 2004 and 2003 was 12,049,370 for each respective period.

For the three months ended June 30, 2004 and 2003, there were no dilutive securities outstanding. At June 30, 2004, there were 20,192 Common OP Units and 195,610 Preferred OP Units outstanding. During 2003, the Company agreed to allow the redemption of 127,439 of these Preferred OP Units at any time, subject to a 60-day notification period.

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

General

The discussion that follows is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2004 and 2003, and should be read along with the consolidated financial statements and notes.

Same-store comparisons below reflect the revenues and expenses of the Company’s 69 Hotels that have been continuously in operation over the 15-month and 18-month periods ended June 30, 2004, respectively, and have not otherwise been classified as held for sale, or sold during this period. Accordingly, the same-store comparisons exclude the operations of seven Hotels sold in 2003, the three Hotels sold during the six months ended June 30, 2004 and the two Hotels classified as held for sale at June 30, 2004.

Results of Operations

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003.

Operating results are summarized as follows (in thousands):

	2004			2003
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Variance
Revenues	$15,781	$286	$16,067	$15,720	$1,343	$17,063	$(996)
Hotel and property operations expenses	10,844	260	11,104	10,683	1,111	11,794	690
Interest expense	1,398	14	1,412	1,882	121	2,003	591
Depreciation expense	1,577	27	1,604	1,635	126	1,761	157
General and administrative expenses	475	—	475	566	—	566	91
Net gains (losses) on dispositions of assets	1	329	330	(11)	1,026	1,015	(685)
Provision for impairment loss	—	—	—	—	—	—	—
Minority interest	(57)	—	(57)	(80)	—	(80)	23

	$1,431	$314	$1,745	$863	$1,011	$1,874	$(129)

Revenues declined by approximately $1.0 million during the three months ended June 30, 2004, due primarily to the sale of 10 Hotels over the 15-month period ended June 30, 2004 ($1.1 million).

Hotel and property operations expenses declined by approximately $690,000 during the three months ended June 30, 2004, due primarily to the sale of 10 hotel properties over the 15-month period ended June 30, 2004 ($851,000), partially offset by increased same-store labor ($115,000) and benefit costs ($27,000), which were up 3.3% and 4.4%, respectively.

Interest expense declined by approximately $591,000 during the three months ended June 30, 2004, due primarily to the early extinguishment of long-term debt using the proceeds from the sale of

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

hotel properties over the 15-month period ended June 30, 2004, as well as a decrease in interest rates on the Company’s variable rate debt ($30,000). Depreciation expense also declined ($157,000), primarily as a result of the sale, or classification as held for sale, of certain of the Company’s hotel properties.

During the second quarter of 2004, the Company sold its interest in two Super 8 hotels recognizing a net gain of $330,000. In 2003, the Company recognized a gain of approximately $1.0 million, primarily on the disposition of three Sale Hotels.

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003.

Operating results are summarized as follows (in thousands):

	2004			2003
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Variance
Revenues	$27,963	$574	$28,537	$27,422	$2,687	$30,109	$(1,572)
Hotel and property operations expenses	20,489	593	21,082	20,058	2,327	22,385	1,303
Interest expense	2,799	28	2,827	3,480	256	3,736	909
Depreciation expense	3,181	70	3,251	3,267	326	3,593	341
General and administrative expenses	1,078	—	1,078	1,102	—	1,102	24
Net gains (losses) on dispositions of assets	(22)	410	388	(11)	1,026	1,015	(626)
Provision for impairment loss	—	—	—	—	940	940	(940)
Minority interest	(109)	—	(109)	(159)	—	(159)	50

	$285	$293	$578	$(655)	$(136)	$(791)	$1,369

Revenues declined by approximately $1.6 million during the six months ended June 30, 2004, due primarily to the sale of 10 hotel properties over the 18-month period ended June 30, 2004 ($2.1 million). The decrease in revenues was partially offset by a 1.6% ($.50) increase in same-store revenue per available room (“RevPAR”).

Hotel and property operations expenses declined by approximately $1.3 million during the six months ended June 30, 2004, due primarily to the sale of 10 hotel properties over the 18-month period ended June 30, 2004 ($1.8 million), partially offset by increased same-store labor ($158,000) and benefit costs ($132,000 – primarily health care insurance premiums), which were up 2.4% and 11.7%, respectively.

Interest expense declined by approximately $909,000 during the six months ended June 30, 2004, due primarily to the early extinguishment of long-term debt using the proceeds from the sale of 10 hotel properties over the 18-month period ended June 30, 2004, as well as a decrease in interest rates on the Company’s variable rate debt ($60,000). Depreciation expense also declined ($341,000), primarily as a result of the sale, or classification as held for sale, of certain of the Company’s hotel properties.

During the six months ended June 30, 2004, the Company sold its interest in three Super 8 hotels recognizing a net gain of $411,000, with such gain being partially offset by the write-off of personal property at various hotels ($22,000). During the first quarter of 2003, the Company recognized a gain of approximately $1.0 million, primarily on the disposition of three Sale Hotels and additionally, recognized impairment losses on two Hotels ($940,000). The Company determined the carrying amount of a Hotel classified as held for sale at March 31, 2003 would not be recoverable from estimated future cash flows. In addition, the Company changed its plans and intentions as to the likely holding period of an additional Hotel that was not classified as held for sale at March 31, 2003 and determined that the carrying amount of the Hotel was not recoverable from estimated future cash flows. This Hotel was subsequently sold and accordingly, the impairment loss was reclassified to discontinued operations.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities, through long-term secured and unsecured borrowings. Subsequent to June 30, 2004, the Company sold one of its Super 8 Hotels, and is actively seeking to sell three additional Super 8 Hotels. The Company intends to use the proceeds from these sales (estimated to range from $4.0 to $4.7 million) to pay closing costs and to further pay down outstanding mortgage obligations.

Financing

At June 30, 2004, the Company had long-term debt of $74.6 million consisting of bonds, notes and mortgages payable, with a weighted average term to maturity of 6.5 years, and a weighted average interest rate of 7.0%. Aggregate annual principal and bond sinking fund payments for the remainder of 2004 and thereafter are as follows (in thousands):

2004	$8,673
2005	9,027
2006	2,142
2007	2,255
2008	2,387
Thereafter	50,120

$74,604

The Company currently intends to finance or refinance the debt payments coming due in 2004 as follows:

•	$13 million term loan from US Bank National Association (“US Bank”) due October 15, 2004. The Company expects to finance or refinance the remaining balance on the loan ($7.6 million at June 30, 2004) in one or more ways:

•	Negotiate an extension or a refinancing with US Bank;

•	Negotiate a new loan with a new lender to repay US Bank; and/or

•	Repay the loan, or a portion thereof, with proceeds from sales of hotel properties.

•	The remainder of the maturities in 2004 consists of principal amortization on other mortgage loans and bonds which the Company expects to fund through cash flow from operations.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Based on its past experience with US Bank, and the underlying value of the properties securing the loan, the Company believes that its expectations with respect to the refinancing and/or extending the term of the loan are reasonable and appropriate.

Redemption of Preferred Operating Partnership (“OP”) Units

At June 30, 2004, there were 195,610 Preferred OP Units outstanding. The Preferred OP Units are convertible into common operating partnership units (“Common OP Units”) on a one-for-one basis. Following such conversion and until October 2009, the resulting Common OP Units are redeemable, at the option of the holders, for common shares of the Company, or for cash at $10 per share. Redemptions in the form of cash (“Cash Redemptions”) may occur each October up to 2009. The Company has 60 days upon receipt of a Cash Redemption notice to make such payments. During 2003, the Company agreed to allow the redemption of 127,439 of these Preferred OP Units at any time, subject to a 60-day notification period. The Company expects to fund any potential future Cash Redemptions through cash generated from operating activities and/or short term borrowings against its Revolving Facility.

Capital Commitments

Below is a summary of certain obligations that will require capital:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt	$74,604	$8,673	$11,169	$4,641	$50,120
Land leases	2,831	30	118	118	2,565

	$77,435	$8,703	$11,287	$4,759	$52,685

The Company has various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less.

Off Balance Sheet Financing Transactions

The Company has not entered into any off balance sheet financing transactions.

Organizational, Management and Other Changes

In July 2004, the Company announced the planned move of its corporate offices to Norfolk, NE and its intention to begin using an office building it owns. The Company’s principal officers, George R. Whittemore, President and CEO, and Michael M. Schurer, Chief Financial Officer, Treasurer and Secretary, have decided to not relocate with the Company and have resigned their positions effective August 15, 2004. Mr. Whittemore and Mr. Schurer have executed separation agreements which provide for consulting services to the Company through August 15, 2005 and December 31, 2004, respectfully.

In July 2004, the Company announced that effective August 15, 2004, its Chairman, Paul Schulte, will assume the additional role of President and CEO, and that Donavon Heimes will assume the role of CFO, Treasurer and Secretary.

Effective July 31, 2004, the TRS Lessee terminated its hotel management agreement with HHM, paying HHM a $500,000 early termination fee in addition to agreeing to reimburse HHM for certain employment-related severance costs it may incur (approximately $235,000). The Company expects to incur additional costs in the range of $223,000 to $665,000 as a result of the termination of the management agreement.

On August 1, 2004, the TRS Lessee entered into a new hotel management agreement with Royal Host Management, Inc., a publicly owned real estate investment trust. Royal Host is an owner, franchisor and manager of limited and focused service hotel properties in the United States and Canada. The agreement with Royal Host provides for a management fee representing 4.75% of hotel revenue.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Funds from Operations

The Company’s funds from operations (“FFO”) for the three and six months ended June 30, 2004 was approximately $3.0 million and $3.4 million, respectively, representing an increase of approximately $399,000 and $1.7 million from FFO of $2.6 million and $1.8 million reported for the three and six months ended June 30, 2003. The reasons for significant changes in revenues and expenses comprising FFO are described above. FFO is reconciled to net earnings (loss) as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net earnings (loss)	$1,745	$1,874	$578	$(791)
Depreciation	1,604	1,761	3,251	3,593
Net gains on disposition of assets	(330)	(1,015)	(388)	(1,015)

FFO	$3,019	$2,620	$3,441	$1,787

FFO is a non-GAAP financial measure. The Company considers FFO to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings, for an understanding of the Company’s operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from sales of real estate, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes its method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net earnings (loss) (computed in accordance with GAAP) as an indicator of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner, therefore, the Company’s calculation may not be the same as the calculation of FFO for similar REITs.

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

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”) and Occupancy

The following tables present the Company’s RevPAR, ADR and Occupancy, by franchise affiliation, on a same-store basis for the three and months ended June 30, 2004 and 2003, respectively. Same-store comparisons below include the Company’s 69 Hotels that have been continuously in operation over the 18-month period ended June 30, 2004, and have not been classified as held for sale, or sold during this period. Accordingly, the same-store comparisons exclude the operations of seven hotels sold in 2003, the three Hotels sold during the six months ended June 30, 2004 and the two Hotels classified as held for sale at June 30, 2004.

The Company’s RevPAR, ADR and Occupancy, by state, on a same-store basis, for the three months ended June 30, 2004 and 2003, respectively, were as follows:

	Three months ended June 30, 2004			Three months ended June 30, 2003
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Arkansas	$29.10	59.7%	$48.75	$30.92	67.2%	$46.02
Delaware	68.22	82.7%	82.52	71.34	87.4%	81.61
Florida	46.91	61.6%	76.13	45.39	61.5%	73.75
Iowa	29.46	68.6%	42.95	29.87	67.7%	44.13
Kansas	31.92	66.2%	48.20	31.70	65.9%	48.07
Kentucky	37.55	62.1%	60.46	38.41	64.8%	59.23
Maryland	58.66	77.5%	75.68	65.54	82.8%	79.15
Missouri	29.48	64.5%	45.67	28.71	61.1%	47.02
Nebraska	28.04	65.3%	42.92	27.71	63.1%	43.93
North Carolina	34.43	60.1%	57.32	33.52	58.1%	57.67
Pennsylvania	54.63	74.8%	73.01	53.74	74.9%	71.72
South Dakota	27.70	63.2%	43.85	29.06	67.4%	43.11
Tennessee	46.07	78.7%	58.58	45.92	78.6%	58.41
Virginia	41.38	72.6%	56.98	41.66	72.8%	57.25
West Virginia	53.24	88.6%	60.09	48.98	82.4%	59.41
Wisconsin	34.55	64.3%	53.70	32.63	61.2%	53.28

	$35.86	67.9%	$52.80	$35.57	67.0%	$53.05

The Company’s RevPAR, ADR and Occupancy, by franchise affiliation, on a same-store basis, for the three months ended June 30, 2004 and 2003, respectively, were as follows:

	Three months ended June 30, 2004			Three months ended June 30, 2003
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Super 8	$29.98	66.0%	$45.42	$29.81	64.8%	$45.96
Comfort Inn/Comfort Suites	48.39	75.0%	64.51	47.87	73.8%	64.85
Hampton Inn	45.69	73.4%	62.21	45.14	72.0%	62.68
Holiday Inn Express	46.76	66.8%	70.03	46.38	69.1%	67.13
Best Western Suites	94.35	77.1%	122.31	89.41	79.7%	112.15
Ramada Limited	32.37	54.9%	58.92	33.86	62.9%	53.84
Shoney’s Inn	22.34	42.9%	52.10	19.01	37.0%	51.42
Days Inn	36.17	65.7%	55.08	39.12	70.3%	55.66

	$35.86	67.9%	$52.80	$35.57	67.0%	$53.05

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Company’s RevPAR, ADR and Occupancy, by state, on a same-store basis, for the six months ended June 30, 2004 and 2003, respectively, were as follows:

	Six months ended June 30, 2004			Six months ended June 30, 2003
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Arkansas	$25.63	54.0%	$47.47	$27.57	61.7%	$44.67
Delaware	63.36	84.6%	74.85	59.00	79.7%	74.05
Florida	58.71	74.3%	78.97	53.82	69.9%	77.03
Iowa	24.66	59.5%	41.45	24.85	57.8%	42.98
Kansas	28.09	60.3%	46.55	29.14	61.4%	47.47
Kentucky	32.82	56.1%	58.53	32.16	55.2%	58.27
Maryland	45.65	63.5%	71.93	57.87	82.3%	70.31
Missouri	24.69	55.0%	44.85	24.91	54.4%	45.80
Nebraska	24.01	57.9%	41.45	23.72	55.8%	42.51
North Carolina	30.59	55.3%	55.32	31.92	56.5%	56.54
Pennsylvania	40.49	62.7%	64.60	40.07	65.1%	61.57
South Dakota	24.83	57.3%	43.37	26.68	62.7%	42.52
Tennessee	42.56	73.1%	58.25	42.29	72.4%	58.39
Virginia	35.43	64.6%	54.83	33.89	60.7%	55.78
West Virginia	45.83	78.4%	58.47	42.72	74.1%	57.67
Wisconsin	31.33	59.2%	52.97	27.97	54.5%	51.31

	$31.67	61.4%	$51.58	$31.17	60.3%	$51.66

The Company’s RevPAR, ADR and Occupancy, by franchise affiliation, on a same-store basis, for the six months ended June 30, 2004 and 2003, respectively, were as follows:

	Six months ended June 30, 2004			Six months ended June 30, 2003
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Super 8	$25.83	58.5%	$44.17	$25.89	57.7%	$44.87
Comfort Inn/Comfort Suites	40.57	66.7%	60.81	39.23	64.9%	60.40
Hampton Inn	45.61	70.8%	64.46	45.11	70.1%	64.34
Holiday Inn Express	36.99	57.9%	63.89	36.09	58.4%	61.76
Best Western Suites	103.87	82.5%	125.86	97.79	84.3%	116.06
Ramada Limited	43.38	72.0%	60.21	38.31	67.9%	56.42
Shoney’s Inn	37.06	63.8%	58.09	30.52	52.4%	58.20
Days Inn	30.68	57.1%	53.70	31.35	58.6%	53.49

	$31.67	61.4%	$51.58	$31.17	60.3%	$51.66

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

We have established disclosure controls and procedures to ensure that material information related to the Company (including its consolidated subsidiaries) is available to or made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As of June 30, 2004 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer, and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

On July 6, 2004, the Company issued 10,479 shares of common stock, par value $0.01 per share, in connection with the redemption of 10,479 common operating partnership units in HHLP, in accordance with the terms of the partnership units. The issuance of the shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriter was involved in the redemption and issuance.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its 2004 annual meeting of shareholders on Thursday, May 27, 2004. The shareholders voted on the election of directors to serve until the annual meeting of shareholders in 2005. The results of the votes are shown below:

	For	Withheld
Paul J. Schulte	10,042,556	1,596,417
James I. Humphrey, Jr.	9,833,185	1,634,218
Steve H. Borgmann	10,028,757	1,438,646
George R. Whittemore	9,870,986	1,596,417
Jeffrey M. Zwerdling	10,411,801	1,055,602
Joseph Caggiano	10,402,678	1,064,725
Loren Steele	10,403,178	1,064,225
Allen L. Dayton	10,403,178	1,064,225

In addition, the shareholders also voted on the ratification of KPMG LLP as independent auditors for the Company for 2004. The results of the votes are shown below:

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

(In thousands, except per share and statistical data)
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Earnings (loss) from continuing operations	$1,431	$863	$285	$(655)

Net earnings (loss) per share from continuing operations - basic and diluted	$0.12	$0.07	$0.02	$(0.06)

FFO	$3,019	$2,620	$3,441	$1,787

Net cash flow:
Provided by operating activities	$3,874	$3,203	$4,251	$4,196
Provided by investing activities	$347	$3,236	$256	$1,948
Used by financing activities	$(4,139)	$(6,686)	$(4,211)	$(6,848)

Weighted average number of shares outstanding - basic and diluted	12,049	12,041	12,049	12,041

RECONCILIATION OF NET EARNINGS (LOSS) TO FFO
Net earnings (loss)	$1,745	$1,874	$578	$(791)
Depreciation	1,604	1,761	3,251	3,593
Net (gains) losses on disposition of assets	(330)	(1,015)	(388)	(1,015)

FFO (1)	$3,019	$2,620	$3,441	$1,787

ADDITIONAL INFORMATION
Same-store ADR	$52.80	$53.05	$51.58	$51.66
Same-store RevPAR	$35.86	$35.57	$31.67	$31.17
Same-store occupancy percentage	67.9%	67.0%	61.4%	60.3%

(1)

FFO is a non-GAAP financial measure. The Company considers FFO to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings, for an understanding of the Company’s operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from sales of real estate, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes its method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net earnings (loss) (computed in accordance with GAAP) as an indicator of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner, therefore, the Company’s calculation may not be the same as the calculation of FFO for similar REITs. The Company uses FFO as a performance measure to facilitate a periodic evaluation of its operating results relative to those of its peers, who like the Company, are typically members of NAREIT. The Company considers FFO a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, the Company believes that FFO provides a more meaningful and accurate indication of our performance.

FFO for the six months ended June 30, 2003 includes impairment losses on real estate of $940,000. Prior to the third quarter of 2003, the Company followed a practice of excluding such losses from FFO. However, it revised this practice based on clarification of the SEC staff’s position on the FFO treatment of impairment losses and guidance from NAREIT issued during the third quarter of 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed on December 10, 1999).

3.2	Amended and Restated Bylaws of the Registrant.

10.32	Separation Agreement and Release, dated as of July 22, 2004, by and between the Company and George R. Whittemore (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed on July 23, 2004).

10.33	Separation Agreement and Release, dated July 14, 2004, by and between the Company and Michael M. Schurer (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on July 23, 2004).

10.34	Termination Agreement dated as of July 20, 2004 between TRS Leasing, Inc., TRS Subsidiary, LLC and Humphrey Hospitality Management, Inc. and Supertel Hospitality Management, Inc.

10.35	Hotel Management Agreement, dated as of August 1, 2004 between TRS Leasing, Inc., TRS Subsidiary, LLC and Royal Host Management, Inc.

31.1	George R. Whittemore Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Michael M. Schurer Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	George R. Whittemore Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Michael M. Schurer Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b) Reports on Form 8-K:

i.	On May 13, 2004, the Company furnished on Form 8-K a press release regarding its earnings for the three months ended March 31, 2004

ii.	On July 1 2004, the Company filed on Form 8-K a press release announcing a planned change in its hotel management company.

iii.	On July 23, 2004, the Company filed on Form 8-K a press release announcing a planned relocation of its corporate headquarters from Maryland to Nebraska and related officer changes.

iv.	On August 2, 2004, the Company filed on Form 8-K a press release announcing the termination of its management agreement with Humphrey Hospitality Management, Inc. and entrance into a management agreement with Royal Host, both effective August 1, 2004 and the resignation of a director and the related sale of that director’s ownership interest in the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMPHREY HOSPITALITY TRUST, INC.

By:	/s/ George R. Whittemore
George R. Whittemore
President and Chief Executive Officer

Dated this 10th day of August, 2004

By:	/s/ Michael M. Schurer
Michael M. Schurer
Chief Financial Officer, Treasurer and Secretary

Dated this 10th day of August, 2004