Form 10-Q
period 2004-09-30
HUMPHREY HOSPITALITY TRUST INC
filed 2004-11-12
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004.

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

309 N. 5th St., Norfolk, NE 68701

(Address of principal executive offices)

Telephone number: (402) 371-2520

7170 Riverwood Drive, Columbia, MD 21046

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

As of November 1, 2004, there were 12,059,849 shares of common stock, par value $.01 per share, outstanding.

HUMPHREY HOSPITALITY TRUST, INC.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Investments in hotel properties	$166,649	$167,940
Less accumulated depreciation	51,373	48,241

	115,276	119,699

Hotel properties held for sale	—	495
Cash and cash equivalents	369	303
Accounts receivable	971	896
Prepaid expenses and other assets	2,103	1,862
Deferred financing costs, net	1,534	1,694

	$120,253	$124,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$6,115	$4,124
Long-term debt	70,734	77,611

	76,849	81,735

Minority interest in consolidated partnerships	2,007	2,113

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 12,059,849 and 12,049,370 shares outstanding, respectively	121	120
Additional paid-in capital	51,603	51,498
Distributions in excess of retained earnings	(10,327)	(10,517)

	41,397	41,101

COMMITMENTS AND CONTINGENCIES
	$120,253	$124,949

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES
Room rentals and other hotel services	$16,813	$16,988	$44,659	$44,281
Other	28	34	145	163

	16,841	17,022	44,804	44,444

EXPENSES
Hotel and property operations	11,237	11,240	31,634	31,300
Interest	1,384	1,520	4,183	5,125
Depreciation	1,596	1,585	4,776	4,852
General and administrative	513	506	1,586	1,606
Termination and relocation costs	971	—	1,068	—

	15,701	14,851	43,247	42,883

EARNINGS FROM CONTINUING OPERATIONS BEFORE GAINS (LOSSES) ON DISPOSITIONS OF ASSETS AND MINORITY INTEREST	1,140	2,171	1,557	1,561

Gains/(losses) on dispositions of assets	(1)	295	(23)	283
Minority interest	(55)	(60)	(164)	(219)

EARNINGS FROM CONTINUING OPERATIONS	1,084	2,406	1,370	1,625

Discontinued operations	336	578	629	567

NET EARNINGS	$1,420	$2,984	$1,999	$2,192

NET EARNINGS PER SHARE - BASIC AND DILUTED:
Continuing operations	$0.09	$0.20	$0.11	$0.13
Discontinued operations	0.03	0.05	0.05	0.05

Net earnings	$0.12	$0.25	$0.16	$0.18

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,999	$2,192
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,851	5,262
Amortization of deferred financing costs	160	249
Gains on dispositions of assets	(735)	(1,974)
Provision for impairment loss	—	1,152
Minority interest	164	219
Changes in operating assets and liabilities:
(Increase) decrease in assets	(316)	399
Increase in liabilities	1,700	254

Net cash provided by operating activities	7,823	7,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(2,914)	(3,048)
Proceeds from sale of assets	4,007	8,766
Redemption of operating partnership units	—	(1,808)
Distributions to minority partners	(165)	(220)

Net cash provided by investing activities	928	3,690

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(30)
Principal payments on long-term debt	(6,877)	(12,218)
Proceeds from long-term debt	—	780
Dividends paid	(1,808)	(843)

Net cash used in financing activities	(8,685)	(12,311)

Increase (decrease) in cash and cash equivalents	66	(868)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	303	1,519

CASH AND CASH EQUIVALENTS, END OF PERIOD	$369	$651

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Conversion of operating partnership units to common stock	$105	$1,729

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

HHTI, through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”), owns a controlling interest in Humphrey Hospitality Limited Partnership (“HHLP”) and E&P Financing Limited Partnership (collectively, the “Partnerships”). As of September 30, 2004, the Company owned an approximately 98% general partnership interest in Humphrey Hospitality Limited Partnership and a 100% interest in E&P Financing Limited Partnership. Humphrey Hospitality Limited Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the “Subsidiary Partnership”).

As of September 30, 2004, the Company, through the Partnerships and the Subsidiary Partnership, owned 69 limited service hotels (each a “Hotel”, or collectively the “Hotels”) and one office building. The Hotels are leased to the Company’s taxable REIT subsidiary, TRS Leasing, Inc. and its wholly owned subsidiary, TRS Subsidiary, LLC (collectively the “TRS Lessee”), and are managed by Royal Host Management Inc. (RHM). RHM is a subsidiary of Royal Host, Inc., a Canada based publicly owned Real Estate Investment Trust.

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of September 30, 2004, the consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2003 have been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year. Certain amounts for 2003 have been reclassified to conform to the presentation for 2004.

Recent Developments

In March 2004, the Company disposed of its interest in a Super 8 hotel located in Mountain Home, AR, recognizing a gain of approximately $81,000. The sale generated proceeds of approximately $577,000 which were used to pay closing costs and repay approximately $578,000 of debt.

In May 2004, the Company disposed of its interest in two Super 8 hotels, located in Marshall, MO and Oelwein, IA, recognizing gains of approximately $257,000 and $74,000, respectively. The sales generated proceeds of approximately $1.8 million which were used to pay closing costs and repay approximately $1.5 million of debt.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Humphrey Hospitality Trust, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In July 2004, the Company disposed of its interest in a Super 8 hotel located in Oskaloosa, IA, recognizing a gain of approximately $262,000. The sale generated proceeds of approximately $971,000 which were used to pay closing costs and repay approximately $942,000 of debt.

In July 2004, the Company redeemed 10,479 common operating partnership units in HHLP in exchange for an equal number of shares of common stock of the Company.

In July 2004, the Company announced the planned move of its corporate offices to Norfolk, NE and its intention to begin using an office building it owns. The Company’s principal officers, George R. Whittemore, President and CEO, and Michael M. Schurer, Chief Financial Officer, Treasurer and Secretary, decided to not relocate with the Company and resigned their positions effective August 15, 2004. Mr. Whittemore and Mr. Schurer executed separation agreements which provide for consulting services to the Company through August 15, 2005 and December 31, 2004, respectfully.

In July 2004, the Company announced that effective August 15, 2004, its Chairman, Paul Schulte, would assume the additional role of President and CEO, and that Donavon Heimes would assume the role of CFO, Treasurer and Secretary.

Effective July 31, 2004, the TRS Lessee terminated its hotel management agreement with Humphrey Hospitality Management, Inc (HHM), paying HHM a $500,000 early termination fee in addition to agreeing to reimburse HHM for certain employment-related severance costs of approximately $189,000. Additional one time expenses associated with the termination of the hotel management agreement and a related decision to relocate the corporate offices from Columbia, MD to Norfolk, NE approximated $379,000, primarily for an executive separation agreement and legal or consulting services. In addition, capitalized expenditures for replacement software and computer equipment amounted to approximately $225,000.

On August 1, 2004, the TRS Lessee entered into a new hotel management agreement with Royal Host Management, Inc. The agreement with RHM provides for a management fee representing 4.75% of hotel revenue.

In August 2004, the Company disposed of its interest in a Super 8 hotel located in Dyersville, Iowa, recognizing a gain of approximately $84,000. The sale generated proceeds of approximately $786,000 of which $25,000 was received as a note receivable. The cash received was used to pay closing costs and repay approximately $335,000 of debt.

Hotel Properties Held For Sale and Discontinued Operations

During the nine months ended September 30, 2003, the Company had identified six hotels that it intended to sell and that met the Company’s criteria to be classified as held for sale (the “Sale Hotels”). Four of the Sale Hotels were sold during the nine months ended September 30, 2003, with the Company recognizing a gain on sale of approximately $1.3 million, including a $354,000 impairment loss recognized on one of the 2003 Sale Hotels in the first quarter of 2003. The remaining two Sale Hotels were classified as held for sale at September 30, 2003, subsequently one was sold in October 2003, recognizing a

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Humphrey Hospitality Trust, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

gain on sale of approximately $387,000 excluding a $586,000 impairment loss recognized during the first quarter of 2003. During December 2003 the other Sale Hotel was sold recognizing a gain on sale of approximately $144,000.

In October 2003, the Company changed its plans and intentions as to the likely holding period of an additional Hotel that was not classified as held for sale at September 30, 2003, and determined that the carrying amount of the Hotel was not recoverable from estimated future cash flows. Accordingly, the Company recognized an impairment loss of approximately $212,000 related to this Hotel in the third quarter of 2003.

The operating results of the Sale Hotels and the other hotels that were sold by the Company during 2003 and the nine months ended September 30, 2004, are included in discontinued operations. Gains on disposition of assets included in discontinued operations are reflected net of built in gains tax of $291,000 for 2004 and $177,000 for 2003 and are summarized as follows (in thousands):

	Quarter Ended September 30,		YTD September 30,
	2004	2003	2004	2003
Revenues	$64	$1,156	$642	$3,843
Hotel and property operations expenses	(54)	(890)	(644)	(3,217)
Interest expense	(10)	(44)	(38)	(175)
Depreciation expense	(4)	(84)	(75)	(410)
Gains on disposition of assets, net of built in gains tax	347	665	758	1,691
Provision for impairment loss	—	(212)	—	(1,152)
Minority Interest	(7)	(13)	(14)	(13)

	$336	$578	$629	$567

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the earnings (loss) allocable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period. The weighted average number of shares used in the basic EPS computation for the nine months ended September 30, 2004 and 2003 were 12,052,647 and 12,044,013, respectively. The weighted average number of shares used in the basic EPS computation for the three months ended September 30, 2004 and 2003 was 12,059,166 and 12,049,370 for each respective period. There is no difference between basic and diluted EPS due to the nature of the one-for-one convertibility of the Humphrey Hospitality Limited Partnership OP units to common shares.

At September 30, 2004, there were 9,713 Common OP Units and 195,610 Preferred OP Units outstanding. During 2003, the Company agreed to allow the redemption of 127,439 of these Preferred OP Units at any time, subject to a 60-day notification period. At September 30, 2003, there were 20,192 Common OP Units and 195,610 preferred OP Units outstanding.

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

Humphrey Hospitality Trust, Inc. (“HHTI”) is a real estate investment trust (“REIT”) for Federal income tax purposes and was incorporated under the laws of the Commonwealth of Virginia on August 23, 1994. The common stock, par value $.01 per share (the “Common Stock”), began to trade on The NASDAQ National Market on October 30, 1996.

HHTI, through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”), owns a controlling interest in Humphrey Hospitality Limited Partnership (“HHLP”) and E&P Financing Limited Partnership (collectively, the “Partnerships”). As of September 30, 2004, the Company owned an approximately 98% general partnership interest in Humphrey Hospitality Limited Partnership and a 100% interest in E&P Financing Limited Partnership. Humphrey Hospitality Limited Partnership owns a 99% general partnership interest and the Company owns a 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the “Subsidiary Partnership”).

As of September 30, 2004, the Company, through the Partnerships and the Subsidiary Partnership, owned 69 limited service hotels (each a “Hotel”, or collectively the “Hotels”) and one office building. The Hotels are leased to the Company’s taxable REIT subsidiary, TRS Leasing, Inc. and its wholly owned subsidiary, TRS Subsidiary, LLC (collectively the “TRS Lessee”), and are managed by Royal Host Management Inc.

During the third quarter ended September 30, 2004:

•	The Company moved its corporate offices from Columbia, MD to Norfolk, NE.

•	Effective July 31, 2004, the TRS Lessee terminated its hotel management agreement with Humphrey Hospitality Management, Inc (HHM) and effective August 1, 2004, the TRS Lessee entered into a new hotel management agreement with Royal Host Management, Inc. (RHM). RHM is a subsidiary of Royal Host, Inc., a Canada based publicly owned Real Estate Investment Trust.

•	The Company incurred $971,000 of termination and relocation costs.

•	Effective August 15, 2004 Chairman, Paul Schulte, assumed the additional role of President and CEO, and Donavon Heimes assumed the role of CFO, Treasurer and Secretary.

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

General

The discussion that follows is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2004 and 2003, and should be read along with the consolidated financial statements and notes.

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Same-store comparisons below reflect the revenues and expenses of the Company’s 69 Hotels that have been continuously in operation over the 21-month period ended September 30, 2004, and have not otherwise been classified as held for sale, or sold during this period. Accordingly, the same-store comparisons exclude the operations of seven Hotels sold in 2003, and the five Hotels sold during the nine months ended September 30, 2004.

Results of Operations

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003.

Operating results are summarized as follows (in thousands):

	2004			2003
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Variance
Revenues	$16,841	$64	$16,905	$17,022	$1,156	$18,178	$(1,273)
Hotel and property operations expenses	(11,237)	(54)	(11,291)	(11,240)	(890)	(12,130)	839
Interest expense	(1,384)	(10)	(1,394)	(1,520)	(44)	(1,564)	170
Depreciation expense	(1,596)	(4)	(1,600)	(1,585)	(84)	(1,669)	69
General and administrative expenses	(513)	—	(513)	(506)	—	(506)	(7)
Termination and relocation costs	(971)	—	(971)	—	—	—	(971)
Gains (losses) on dispositions of assets, net of built in gains tax	(1)	347	346	295	665	960	(614)
Provision for impairment loss	—	—	—	—	(212)	(212)	212
Minority interest	(55)	(7)	(62)	(60)	(13)	(73)	11

	$1,084	$336	$1,420	$2,406	$578	$2,984	$(1,564)

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 declined $181,000 while hotel and property operations expenses declined $3,000 during the same periods. The decrease in revenue was primarily a result of a decrease in occupancy for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Discontinued Operations

The discontinued operations for the three months ended September 30, 2003 shows significantly higher revenues and operations expenses because of activity for 12 hotels classified as discontinued operations as of September 30, 2003 versus activity for only five hotels classified as discontinued operations as of September 30, 2004.

Interest Expense and Depreciation Expense

Interest expense declined by approximately $170,000 during the three months ended September 30, 2004, due primarily to the early extinguishment of long-term debt using the proceeds from the sale of hotel properties over the 21-month period ended September 30, 2004. Depreciation expense also declined ($69,000), primarily as a result of the sale, or classification as held for sale, of certain of the Company’s hotel properties.

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Dispositions

During the third quarter of 2004, the Company recognized a gain on dispositions of assets of approximately $347,000, primarily on the sale of two Super 8 hotels. In 2003, the Company recognized a gain of approximately $960,000, primarily on the disposition of one Sale Hotel.

Termination and Relocation Costs

For the three months ending September 30, 2004, termination and relocation costs directly related to the TRS Lessee terminating it’s hotel management agreement with HHM ($500,000) and agreeing to reimburse HHM for certain employment-related severance costs of approximately $189,000. Additional non-recurring expenses associated with the termination of the hotel management agreement and a related decision to relocate the corporate offices from Columbia, MD to Norfolk, NE approximated $282,000, which is primarily for an executive separation agreement and legal or consulting services.

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

Operating results are summarized as follows (in thousands):

	2004			2003
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Variance
Revenues	$44,804	$642	$45,446	$44,444	$3,843	$48,287	$(2,841)
Hotel and property operations expenses	(31,634)	(644)	(32,278)	(31,300)	(3,217)	(34,517)	2,239
Interest expense	(4,183)	(38)	(4,221)	(5,125)	(175)	(5,300)	1,079
Depreciation expense	(4,776)	(75)	(4,851)	(4,852)	(410)	(5,262)	411
General and administrative expenses	(1,586)	—	(1,586)	(1,606)	—	(1,606)	20
Termination and relocation costs	(1,068)	—	(1,068)	—	—	—	(1,068)
Gains (losses) on dispositions of assets, net of built in gains tax	(23)	758	735	283	1,691	1,974	(1,239)
Provision for impairment loss	—	—	—	—	(1,152)	(1,152)	1,152
Minority interest	(164)	(14)	(178)	(219)	(13)	(232)	54

	$1,370	$629	$1,999	$1,625	$567	$2,192	$(193)

Revenues and Operating Expenses

Revenues declined by approximately $2.8 million during the nine months ended September 30, 2004, due primarily to the sale of 12 hotel properties over the 21-month period ended September 30, 2004 ($3.2 million).

Hotel and property operations expenses declined by approximately $2.2 million during the nine months ended September 30, 2004, due primarily to the sale of 12 hotel properties over the 21-month period ended September 30, 2004 ($2.6 million).

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Interest Expense and Depreciation Expense

Interest expense declined by approximately $1.1 million during the nine months ended September 30, 2004, due primarily to the early extinguishment of long-term debt using the proceeds from the sale of 12 hotel properties over the 21-month period ended September 30, 2004. Depreciation expense also declined ($411,000), primarily as a result of the sale, of certain of the Company’s hotel properties.

Dispositions

During the nine months ended September 30, 2004, the Company sold its interest in five Super 8 hotels recognizing a gain of $758,000. In 2003, the Company recognized gains of approximately $2.0 million primarily due to net gains on the sale of four of the Sale Hotels ($1.7 million). In 2003, the Company recorded impairment charges on two of the Sale Hotels ($940,000) and one additional Hotel which did not meet the Company’s criteria for classification as held for sale at September 30, 2003 ($212,000).

Termination and Relocation Costs

For the nine months ended September 30, 2004, termination fees directly related to TRS Lessee terminating its hotel management agreement with HHM ($500,000) and agreeing to reimburse HHM for certain employment-related severance costs of approximately $189,000. Additional one-time expenses associated with the termination of the hotel management agreement and a related decision to relocate the corporate offices from Columbia, MD to Norfolk, NE approximated $379,000, which is primarily for an executive separation agreement and legal or consulting services.

Liquidity and Capital Resources

The Company’s income and ability to meet its debt service obligations, and make distributions to its shareholders, depends upon the operations of the Hotels being conducted in a manner that maintains or increases revenue, or reduces expenses, to generate sufficient hotel operating income for the TRS Lessee to pay the Hotels’ operating expenses, including management fees to RHM, and rents to the Company. The Company depends on rent payments from the TRS Lessee to fund the Company’s operating expenses, debt service, and distributions to shareholders.

The Company expects to meet its short-term liquidity requirements generally through borrowing on its revolving facility, and net cash provided by operations. The Company believes that its available borrowing capacity and net cash provided by operations will be adequate to fund both operating requirements and the payment of dividends in accordance with REIT requirements.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities, through long-term secured and unsecured borrowings and cash flow from operations.

Financing

At September 30, 2004, the Company had long-term debt of $70.7 million consisting of bonds, notes and mortgages payable, with a weighted average term to maturity of 6.5 years, and a weighted average interest rate of 7.1%. Aggregate annual principal and bond sinking fund payments for the remainder of 2004 and thereafter are as follows (in thousands):

2004	$6,984
2005	7,083
2006	2,031
2007	2,192
2008	2,357
Thereafter	50,087

$70,734

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The Company currently intends to finance or refinance the debt payments coming due in 2004 as follows:

•	The term loan from US Bank National Association (“US Bank”) with an original amount of $13 million, originally due October 15, 2004, was extended on October 14, 2004 to January 15, 2005. The Company expects to finance or refinance the remaining balance of the term loan ($6.5 million at September 30, 2004) in one or more ways:

•	Negotiate a refinancing with US Bank;

•	Negotiate a new loan with a new lender to repay US Bank;

•	Effective November 1, 2004 the Company completed a $2,684,500 financing with Southern Community Bank & Trust. The mortgage note payable has a due date of November 1, 2024 and an initial interest rate of 6.50% which will remain in effect for the first 36 months. Thereafter, the interest rate can be adjusted to a rate that would be equal to 3.75% over an index based on US Treasury obligations. The rate can be adjusted every 36 months but in no circumstances will the interest rate be less than 6.5% or more than 11.0%. This new mortgage note payable has refinanced the Sun Trust bonds payable and a Southern Community Bank & Trust loan payable with September 30, 2004 outstanding balances of $ 1,950,000 and $ 741,913 respectively.

•	The remainder of the maturities in 2004 consists of principal amortization on other mortgage loans and bonds which the Company expects to fund through cash flow from operations.

The company is required to make certain quarterly covenant compliance tests for some of its lenders. As of September 30, 2004 the Company requested and received a loan to value and a debt service ratio waiver with respect to a term loan with First National Bank of Omaha N.A. A ten property portfolio serving as collateral for the term loan with an outstanding balance of approximately $12 million had a loan to value ratio of 63% and a debt service ratio of 1.46 as compared to the requirements of 60% and 1.5 respectively. The Company expects to be in compliance with the covenants by the end of the fourth quarter ending December 31, 2004 or to receive an additional waiver, if necessary. The Company is in compliance with the debt covenants of its other lenders as of September 30, 2004.

Redemption of Preferred Operating Partnership (“OP”) Units

At September 30, 2004, there were 195,610 Preferred OP Units outstanding. The Preferred OP Units are convertible into common operating partnership units (“Common OP Units”) on a one-for-one basis or are redeemable for cash at $10 per share (“Cash Redemption”). Common OP Units are redeemable, at the option of the holders, for common shares of the Company. Redemptions in the form of cash may occur each October up to 2009. The Company has 60 days upon receipt of a Cash Redemption notice to make such payments. During 2003, the Company agreed to allow the redemption of 127,439 of these Preferred OP Units at any time, subject to a 60-day notification period. The Company expects to fund any potential future Cash Redemptions through cash generated from operating activities and/or short term borrowings.

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Capital Commitments

Below is a summary of certain obligations that will require capital:

		Payments Due by Period
Contractural Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt	$70,734	$6,984	$9,114	$4,549	$50,087
Land leases	2,816	15	118	118	2,565
Capitalized lease	43	2	17	20	4

Total contractural obligations	$73,593	$7,001	$9,249	$4,687	$52,656

The Company has various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less.

Off Balance Sheet Financing Transactions

The Company has not entered into any off balance sheet financing transactions.

Organizational, Management and Other Changes

In July 2004, the Company announced the planned move of its corporate offices to Norfolk, NE and its intention to begin using an office building it owns. The Company’s principal officers, George R. Whittemore, President and CEO, and Michael M. Schurer, Chief Financial Officer, Treasurer and Secretary, decided to not relocate with the Company and resigned their positions effective August 15, 2004. Mr. Whittemore and Mr. Schurer have executed separation agreements which provide for consulting services to the Company through August 15, 2005 and December 31, 2004, respectively.

Effective August 15, 2004, the Company’s Chairman, Paul Schulte, assumed the additional role of President and CEO, and Donavon Heimes assumed the role of CFO, Treasurer and Secretary.

Effective July 31, 2004, the TRS Lessee terminated its hotel management agreement with HHM, paying HHM a $500,000 early termination fee in addition to agreeing to reimburse HHM for certain employment-related severance costs of approximately $189,000. Additional one time expenses associated with the termination of the hotel management agreement and a related decision to relocate the corporate offices from Columbia, MD to Norfolk, NE approximated $379,000, primarily for an executive separation agreement and legal or consulting services. In addition, capitalized expenditures for replacement software and computer equipment amounted to approximately $225,000.

On August 1, 2004, the TRS Lessee entered into a new hotel management agreement with Royal Host Management, Inc.(RHM). The agreement with RHM provides for a management fee representing 4.75% of hotel revenue.

Funds from Operations

The Company’s funds from operations (“FFO”) for the three and nine months ended September 30, 2004 was approximately $2.7 million and $6.1 million, respectively, representing a change of

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

approximately $1.0 million and $635,000 from FFO of $3.7 million and $5.5 million reported for the three and nine months ended September 30, 2003. The reasons for significant changes in revenues and expenses comprising FFO are described above. FFO is reconciled to net earnings as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net earnings (loss)	$1,420	$2,984	$1,999	$2,192
Depreciation	1,600	1,669	4,851	5,262
Gains on disposition of real estate assets	(346)	(960)	(735)	(1,974)

FFO	$2,674	$3,693	$6,115	$5,480

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

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”) and Occupancy

The following tables present the Company’s RevPAR, ADR and Occupancy, by franchise affiliation, on a same-store basis for the three and nine months ended September 30, 2004 and 2003, respectively. Same-store comparisons below include the Company’s 69 hotels that have been continuously in operation over the 21-month period ended September 30, 2004, and have not been classified as held for sale, or sold during this period. Accordingly, the same-store comparisons exclude the operations of seven hotels sold in 2003, the five hotels sold during the nine months ended September 30, 2004.

The Company’s RevPAR, ADR and Occupancy, by state, on a same-store basis, for the three months ended September 30, 2004 and 2003, respectively, were as follows:

	Three months ended September 30, 2004			Three months ended September 30, 2003
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Arkansas	$30.29	60.9%	$49.71	$28.05	59.9%	$46.83
Delaware	63.28	79.3%	79.79	69.77	83.8%	83.21
Florida	46.40	65.9%	70.39	36.59	52.5%	69.65
Iowa	32.81	73.2%	44.83	32.50	71.0%	45.77
Kansas	29.85	62.3%	47.94	32.39	69.3%	46.71
Kentucky	40.13	64.4%	62.30	42.17	70.1%	60.13
Maryland	58.56	70.9%	82.65	65.94	80.3%	82.09
Missouri	27.33	59.6%	45.88	29.84	60.8%	49.06
Nebraska	27.80	63.1%	44.05	29.62	69.1%	42.85
North Carolina	34.83	59.4%	58.68	33.52	57.4%	58.40
Pennsylvania	61.41	79.2%	77.52	62.42	78.9%	79.08
South Dakota	33.14	73.3%	45.19	37.12	85.0%	43.65
Tennessee	49.08	83.1%	59.03	46.36	78.7%	58.94
Virginia	43.53	73.3%	59.39	44.44	76.0%	58.46
West Virginia	56.55	86.0%	65.73	53.48	83.5%	64.06
Wisconsin	48.14	77.0%	62.56	47.23	79.0%	59.78

	$37.95	69.2%	$54.88	$38.29	70.6%	$54.21

The Company’s RevPAR, ADR and Occupancy, by franchise affiliation, on a same-store basis, for the three months ended September 30, 2004 and 2003, respectively, were as follows:

	Three months ended September 30, 2004			Three months ended September 30, 2003
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Super 8	$30.90	66.1%	$46.71	$32.32	69.3%	$46.65
Comfort Inn/Comfort Suites	54.46	78.1%	69.73	54.35	78.6%	69.16
Hampton Inn	43.25	75.6%	62.64	43.25	70.4%	61.43
Holiday Inn Express	52.78	69.2%	74.00	52.78	74.7%	70.62
Best Western Suites	72.90	63.1%	116.01	72.90	69.3%	105.24
Ramada Limited	24.15	67.0%	57.09	24.15	45.1%	53.49
Shoney’s Inn	16.42	55.5%	48.51	16.42	35.5%	46.32
Days Inn	44.35	70.9%	58.30	44.35	77.0%	57.63

	$37.95	69.2%	$54.88	$38.29	70.6%	$54.21

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The Company’s RevPAR, ADR and Occupancy, by state, on a same-store basis, for the nine months ended September 30, 2004 and 2003, respectively, were as follows:

	Nine months ended September 30, 2004			Nine months ended September 30, 2003
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Arkansas	$27.19	56.3%	$48.28	$27.73	61.1%	$45.39
Delaware	63.33	82.9%	76.44	62.63	81.1%	77.24
Florida	54.58	71.5%	76.32	48.01	64.0%	74.99
Iowa	27.40	64.1%	42.75	27.43	62.3%	44.05
Kansas	28.68	61.0%	47.03	30.24	64.1%	47.19
Kentucky	35.28	58.9%	59.91	35.53	60.2%	59.00
Maryland	49.98	65.9%	75.80	60.59	81.6%	74.22
Missouri	25.58	56.6%	45.21	26.57	56.6%	46.98
Nebraska	25.28	59.7%	42.37	25.71	60.3%	42.64
North Carolina	32.01	56.7%	56.50	32.46	56.8%	57.17
Pennsylvania	47.52	68.2%	69.64	47.60	69.7%	68.25
South Dakota	27.62	62.7%	44.08	30.20	70.3%	42.98
Tennessee	44.75	76.4%	58.54	43.66	74.5%	58.59
Virginia	38.15	67.5%	56.49	37.44	65.9%	56.83
West Virginia	49.43	80.9%	61.06	46.34	77.2%	60.00
Wisconsin	36.98	65.1%	56.77	34.46	62.8%	54.90

	$33.78	64.0%	$52.78	$33.57	63.8%	$52.61

The Company’s RevPAR, ADR and Occupancy, by franchise affiliation, on a same-store basis, for the nine months ended September 30, 2004 and 2003, respectively, were as follows:

	Nine months ended September 30, 2004			Nine months ended September 30, 2003
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Super 8	27.53	61.0%	45.10	28.06	61.6%	45.55
Comfort Inn/Comfort Suites	45.24	70.5%	64.12	44.32	69.5%	63.74
Hampton Inn	46.21	72.4%	63.82	44.48	70.2%	63.36
Holiday Inn Express	41.77	61.7%	67.70	41.71	63.9%	65.25
Best Western Suites	93.56	76.0%	123.11	89.40	79.2%	112.87
Ramada Limited	41.65	70.3%	59.21	33.54	60.2%	55.68
Shoney’s Inn	33.67	61.0%	55.16	25.77	46.7%	55.16
Days Inn	34.25	61.7%	55.47	35.73	64.8%	55.15

	$33.78	64.0%	$52.78	$33.57	63.8%	$52.61

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

Item 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART II. OTHER INFORMATION:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

(In thousands, except per share and statistical data)
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Earnings from continuing operations	$1,084	$2,406	$1,370	$1,625

Net earnings per share from continuing operations - basic and diluted	$0.09	$0.20	$0.11	$0.13

FFO	$2,674	$3,693	$6,115	$5,480

FFO per diluted share	0.22	0.31	0.51	0.45

Net cash flow:
Provided by operating activities	$3,571	$3,204	$7,823	$7,753
Provided by investing activities	$671	$3,236	$928	$3,690
Used by financing activities	$(4,472)	$(6,686)	$(8,685)	$(12,311)

Weighted average number of shares outstanding - diluted	12,070	12,070	12,070	12,070

RECONCILIATION OF NET EARNINGS (LOSS) TO FFO
Net earnings	$1,420	$2,984	$1,999	$2,192
Depreciation	1,600	1,669	4,851	5,262
Gains on disposition of assets	(346)	(960)	(735)	(1,974)

FFO (1)	$2,674	$3,693	$6,115	$5,480

ADDITIONAL INFORMATION
Same-store ADR	$54.88	$54.21	$52.78	$52.61
Same-store RevPAR	$37.95	$38.29	$33.78	$33.57
Same-store occupancy percentage	69.2%	70.6%	64.0%	63.8%

PART II. OTHER INFORMATION:

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

FFO for the nine months ended September 30, 2003 includes impairment losses on real estate of $1,152,000. Prior to the third quarter of 2003, the Company followed a practice of excluding such losses from FFO. However, it revised this practice based on clarification of the SEC staff’s position on the FFO treatment of impairment losses and guidance from NAREIT issued during the third quarter of 2003.

Item 6. Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

PART II. OTHER INFORMATION:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMPHREY HOSPITALITY TRUST, INC.

By:	/s/ Paul J. Schulte
Paul J. Schulte
President and Chief Executive Officer

Dated this 12th day of November, 2004

By:	/s/ Donavon A. Heimes
Donavon A. Heimes
Chief Financial Officer, Treasurer and Secretary

Dated this 12th day of November, 2004