Form 10-K
period 2004-12-31
HUMPHREY HOSPITALITY TRUST INC
filed 2005-03-31
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-25060

HUMPHREY HOSPITALITY TRUST, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State of Incorporation)	(I.R.S. employer identification no.)

309 N. 5th St., Norfolk, NE 68701	(402) 371-2520
(Address of principal executive offices)	(Registrant’s telephone number)

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

YES  ☐    NO  ☒

As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the $4.42 closing price on that date) was approximately $40,707,000.

As of March 23, 2005, 12,059,849 shares of common stock were outstanding.

Documents Incorporated by Reference

Portions of the Company’s definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 26, 2005.

PART I

Item 1.	Business

Overview

We are a self-administered real estate investment trust (“REIT”), and through our subsidiaries, we own 69 limited service hotels in 16 states. Our hotels operate under several national franchise brands.

Our significant events for 2004 include:

•	The payment of dividends during each quarter, for a total of $.20 per share in 2004, up from $.17 per share in 2003;

•	the appointment of Royal Host to manage our hotels in August in connection with the termination of the management contract with Humphrey Hospitality Management, Inc.

•	the relocation of the corporate offices from Columbia, MD to our office building in Norfolk, NE;

•	the election of Paul J. Schulte, our board chairman, as our President and CEO, and Donavon Heimes as our CFO, Treasurer and Secretary;

•	the sale of five hotels;

•	negotiation of a new $22 million revolving credit facility, which was completed on January 13, 2005;

•	the restatement of our financial information for 2002, 2003 and the first three quarters of 2004 to correct accounting treatment for accrued vacation liabilities and tax matters related to the transfer of furniture, fixtures and equipment to our taxable REIT subsidiary,

•	earnings of $.16 per diluted share for 2004, compared to earnings of $.08 and a loss of $.26 per diluted share for 2003 and 2002 (as restated from previously reported earnings of $.07 and loss of $.16 per diluted share for 2003 and 2002).

At our annual shareholders meeting on May 26, 2005, we will ask our shareholders to approve the change of our name to “Supertel Hospitality, Inc.” If the name change is approved, we will request the change of the trading symbol of our common stock on the Nasdaq National Market from “HUMP” to “SPPR.”

Available Information

Our executive offices are located at 309 N. 5th St, Norfolk, Nebraska 68701, our telephone number is (402) 371-2520, and we maintain an Internet website located at www.humphreyhospitality.com. Our annual reports on Form 10-K and quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge on our website as soon as reasonably practicable after they are filed with the SEC. We also make available the charters of our board committees and our Code of Business Conduct and Ethics on our website. Copies of these documents are available in print to any shareholder who requests them. Requests should be sent to Humphrey Hospitality Trust, Inc., 309 N. 5th St, Norfolk, Nebraska 68701, Attn: Corporate Secretary.

(a)	General Development of Business

We are a real estate investment trust for federal income tax purposes and we were incorporated in Virginia on August 23, 1994. Our common stock, par value $.01 per share, began to trade on The Nasdaq National Market on October 30, 1996.

Through our wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust, we own a controlling interest in Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership. As of December 31, 2004, we owned an approximately 98% general partnership interest in Humphrey Hospitality Limited Partnership and a 100% interest in E&P Financing Limited Partnership. Humphrey Hospitality Limited Partnership owns a 100% interest in Solomons GP, LLC which owns a 99% general partnership interest in Solomons Beacon Inn Limited Partnership. We own a the remaining 1% limited partnership interest in Solomons Beacon Inn Limited Partnership.

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2000, REITs are permitted to lease the hotels to wholly owned taxable REIT subsidiaries. We formed TRS Leasing, Inc. and its wholly owned Subsidiary TRS Subsidiary LLC (collectively the TRS Lessee) in accordance with the RMA. Pursuant to the RMA, the TRS Lessee is required to enter into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS Lessee. Accordingly the hotels are leased to our taxable TRS Lessee, and are managed by Royal Host Management, Inc. Royal Host Management is a subsidiary of Royal Host Inc., a Canada based publicly owned real estate investment trust.

(b)	Financial Information About Industry Segments

We are engaged primarily in the business of owning equity interests in hotel properties. Therefore, presentation of information about industry segments is not applicable. See the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required in this Item 1.

(c)	Narrative Description of Business

General At December 31, 2004, we owned, through our subsidiaries, 69 hotels in 16 states. The hotels are operated by Royal Host Management. Our primary objective is to increase shareholder value through increasing the operating returns of the hotels, and by acquiring equity interests in hotels that meet our investment criteria.

Internal Growth Strategy We anticipate using our net earnings and available cash flow to pay dividends to our stockholders and make ongoing capital improvements, including furniture, fixtures and equipment, to our hotels. Excess funds after those uses, if any, will be used for internal growth or reduction of debt.

Acquisition Strategy Any acquisition, investment or purchase of property requires approval of the Investment Committee of our board of directors. Our general investment criteria are described below:

•	Nationally franchised hotels in locations with relatively high demand for rooms, relatively low supply of competing hotels and significant barriers to entry into the hotel business, such as a scarcity of suitable hotel sites or zoning restrictions;

•	Hotels which could benefit from new management, a new marketing strategy and association with a national franchisor;

•	Hotels which could benefit significantly from renovations; and

•	Hotels in attractive locations that could benefit by changing franchises to a grade that is more appropriate for the location and clientele.

Development Strategy Subject to market conditions and the availability of financing, we may selectively grow through the development of new limited-service hotel properties. We are interested in sites that offer the potential to attract a diverse mix of market segments.

Our site selection criteria include some or all of the following characteristics:

•	urban or resort locations with relatively high demand for rooms, a relatively low supply of competing hotels and significant barriers to entry in the hotel business;

•	areas that have strong industrial bases with the potential for future growth;

•	communities with state or federal installations, colleges or universities; and

•	sites that currently have an aging hotel presence.

These criteria describe the basic characteristics that we look for prior to committing to the development of a new hotel. Sites that are selected may have some or all of the market characteristics described above, as well as characteristics that are not specifically described herein. Sites selected by us will not necessarily possess all of these characteristics.

Sale of Hotels We may undertake the sale of one or more of the hotels from time to time in response to changes in market conditions, our current or projected return on our investment in the hotels or other factors which the board of directors deems relevant. We undertook a specific disposition program beginning in 2001 that included the sale of 23 hotels through December 31, 2004. The proceeds from the sale of these hotels were used primarily to repay existing debt. We may sell additional hotels in the future as market conditions and other factors so warrant, but as of December 31, 2004 we have not classified any of our hotels as being held for sale.

The following table reflects additional information regarding the Hotels that were sold during 2004 (in thousands).

Hotel	Location	Date Sold	Gross Proceeds	Gain/(Loss)*
Super 8	Mountain Home, AR	Mar-04	$612	$66
Super 8	Marshall, MO	May-04	850	178
Super 8	Oelwein, IA	May-04	928	74
Super 8	Oskaloosa, IA	Jul-04	1,025	357
Super 8	Dyersville, IA	Aug-04	830	84

Total 2004 dispositions			$4,245	$759

*	Includes effect of impairment loss and is net of built in gains tax, where applicable.

Operating Practices We are advised by Royal Host Management that it utilizes a centralized accounting and data processing system, which facilitates financial statement and budget preparation, payroll management, internal auditing and other support functions for the on-site hotel management team.

Royal Host Management advises us that each hotel it manages employs a general manager who is responsible for the overall operations of the hotel. General managers report to regional directors, who generally have responsibility for up to 18 of the hotels. Royal Host Management also utilizes senior managers who assist the regional directors in the mentoring of newer managers and/or assisting properties needing additional resources. As a management company, we are advised by Royal Host Management that it actively seeks feedback from the general managers through a manager advisory board comprised of managers nominated by the regional directors from each territory. Daily operations are managed using a centralized approach led by regional operations managers. Royal Host Management advises us that its strategy is to encourage decision-making by those people closest to the hotel operation level at the lowest administrative cost.

Hotel Management and Office Changes

New Hotel Management

On August 1, 2004, the TRS Lessee entered into a hotel management agreement with Royal Host Management, a publicly owned real estate investment trust. Royal Host Real Estate Investment Trust, the parent of Royal Host Management and its affiliates are owners, franchisors and managers of limited and focused service hotel properties in the United States and Canada.

The principal provisions of the management agreement are as follows:

•	Royal Host Management is paid a base fee equal to 4.75% of gross hotel income;

•	if annual net operating income exceeds 10% of our total investment in the hotels, then Royal Host receives an incentive fee of 10% of the excess net operating income up to the first $1 million, and 20% of excess net operating income above $1 million;

•	the agreement runs through December 31, 2009 and is automatically extended for five years thereafter if specific net operating income levels are achieved, subject to Royal Host Management’s option not to extend the agreement;

•	either of us may terminate the agreement if net operating income is not at least 8.5% of our total investment in the hotels or if we undergo a change in control (if we terminate the agreement for the change in control, then we pay Royal Host Management a termination fee equal to 50% of its basic management fee for the prior 12 months);

•	we may terminate the agreement if any of the hotels fails three successive franchisor inspections if the deficiencies are within the reasonable control of Royal Host Management; and

•	we may also terminate the agreement if tax laws change to allow a hotel REIT to self manage its properties (in which event we would pay Royal Host Management a termination fee equal to 50% of its basic management fee for the prior 12 months).

Termination of Prior Hotel Management

Effective July 31, 2004, we terminated our hotel management agreement with Humphrey Hospitality Management, Inc (HHM), paying HHM a $500,000 early termination fee in addition to agreeing to reimburse HHM for certain employment-related severance costs of approximately $189,000. The sole shareholder of HHM was James I. Humphrey, Jr., who resigned from the board of directors on August 1, 2004.

Under this agreement, HHM was entitled to (1) a base management fee equal to 4% of gross hotel income, (2) an accounting fee equal to 1/2% of gross hotel income, and a director of operations fee equal to 1/2% of gross hotel income, (3) an incentive fee equal to 20% of the amount by which net operating income exceeded a specific base amount, and (4) up to $300,000 annually for compensation expenses for HHM’s employees who oversaw sales and marketing activity for the hotels, and $150,000 annually for payroll processing services.

Headquarters Move

In 2004, we paid HHM $62,000 for office space in Columbia, MD. On July 31, 2004 we relocated our offices to our headquarters building in Norfolk, NE. Additional one-time expenses associated with the termination of the hotel management agreement with HHM and our office relocation approximated $379,000, primarily for an executive separation agreement and legal and consulting services. In addition, capitalized expenditures for replacement software and computer equipment totaled to approximately $225,000.

Franchise Agreements At December 31, 2004, the TRS Lessee held the franchise licenses for all of the hotels.

The hotels currently operate under the following franchise brands:

	Franchise Brand	Number of Hotels
(a)	Super 8	44
(b)	Comfort Inn	13
(c)	Hampton Inn	4
(d)	Holiday Inn Express	3
	Best Western Suites	1
(b)	Comfort Suites	1
(a)	Days Inn	1
(a)	Ramada Limited	1
(e)	Guest House Inn	1

Franchise Information

(a)	Super 8®, Ramada Limited®, and Days Inn® are registered trademarks of Cendant, Inc.
(b)	Comfort Inn® and Comfort Suites® are registered trademarks of Choice Hotels International, Inc.
(c)	Hampton Inn® is a registered trademark of Hilton Hotels Corporation.
(d)	Holiday Inn Express® is a registered trademark of Six Continents Hotels, Inc.
(e)	Guesthouse® is a registered trademark of Guesthouse International Framchise Systems, Inc.

Seasonality of Hotel Business The hotel industry is seasonal in nature. Generally, revenues for hotels operating in the geographic areas in which we operate are greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters of the year. Historically, overall hotel operations reflect this seasonal pattern.

Competition The hotel industry is highly competitive. Each of our hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on revenues, occupancy and the average daily room rate of the hotels or at hotel properties acquired or developed in the future. A number of our hotels have experienced increased competition in the form of newly constructed competing hotels in the local markets and we expect the entry of new competition to continue in several additional markets over the next several years.

We may compete for investment opportunities with entities that have substantially greater financial resources than us. These entities generally may be able to accept more risk than we can prudently manage. Competition in general may reduce the number of suitable investment opportunities for us and increase the bargaining power of property owners seeking to sell. Further, we believe that competition from entities organized for purposes substantially similar to our objectives could increase significantly.

Employees At December 31, 2004, we had 12 employees. Royal Host Management, the manager of our hotels, has a workforce of approximately 1,050 employees dedicated to the operation of the hotels.

RISK FACTORS

The following risk factors describe various risks that may affect our business, financial condition and operations.

An economic recession and industry downturn could adversely affect our results of operations.

If new room supply outpaces demand, our operating margins may deteriorate and we may be unable to execute our business plan. In addition, if this trend continues, we may be unable to continue to meet our debt service obligations or to obtain necessary additional financing.

We have restrictive debt covenants that could adversely affect our ability to run our business.

We file quarterly loan compliance certificates with certain of our lenders. As of September 30, 2004, we requested and received a loan-to-value and a debt service ratio waiver with respect to a term loan with First National Bank of Omaha N.A. On February 17, 2005, the bank agreed to a covenant modification effective through September 30, 2006, providing for a lower loan-to-value ratio and debt service coverage ratio. We were in compliance with all other loan covenants during 2004.

Weakness in the economy, and the lodging industry at large, may result in our non-compliance with our loan covenants. Such non-compliance with our covenants may result in our lenders restricting the use of our operating funds for capital improvements to our existing hotels, including improvements required by our franchise agreements. We cannot assure you that our loan covenants will permit us to maintain our historic business strategy.

Our restrictive debt covenants may jeopardize our tax status as a REIT.

To maintain our REIT tax status, we generally must distribute at least 90% of our taxable income annually. In addition, we are subject to a 4% non-deductible excise tax if the actual amount distributed to shareholders in a calendar year is less than a minimum amount specified under the federal income tax laws. We have previously announced a general dividend policy of paying out approximately 100% of annual REIT taxable income. In the event we do not comply with our debt service obligations, our lenders may limit our ability to make distributions to our shareholders, which could adversely affect our REIT tax status.

Our failure to have distributed Supertel Hospitality, Inc.’s earnings and profits may compromise our tax status.

At the end of any taxable year, a REIT may not have any accumulated earnings and profits (described generally for federal income tax purposes as cumulative undistributed net income) from a non-REIT corporation. Prior to the effective time of the merger between our company and Supertel Hospitality, Inc., Supertel paid a dividend to its stockholders of record in the amount of its accumulated earnings and profits for federal income tax purposes. Accordingly, we should not have succeeded to any of the accumulated earnings and profits of Supertel. However, the determination of accumulated earnings and profits for federal income tax purposes is extremely complex and Supertel’s computations of its accumulated earnings and profits are not binding upon the Internal Revenue Service. Should the IRS successfully assert that Supertel’s accumulated earnings and profits were greater than the amount distributed by Supertel, we may fail to qualify as a REIT.

Our failure to qualify as a REIT under the federal tax laws would result in adverse tax consequences.

We have operated and intend to continue to operate in a manner so as to qualify as a REIT for federal income tax purposes. However, the REIT qualification requirements are extremely complicated and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we have been or will continue to be successful in operating as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of qualification as a REIT.

If we fail to qualify as a REIT in any taxable year, we would be required to pay federal income tax on our taxable income and our taxable income would be computed without a dividends paid deduction. We might need to borrow money or sell assets in order to pay the tax. Our payment of income tax likely would substantially decrease the amounts available to be paid out to our shareholders. In addition, we no longer would be required to distribute substantially all of our taxable income to our shareholders. Unless our failure to qualify as a REIT is excused under the federal income tax laws, we could not re-elect REIT status until the fifth calendar year following the year in which we fail to qualify.

Our sale of assets acquired from Supertel within ten years of the merger will result in tax.

In connection with our election to be taxed as a REIT, we have elected to be subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on assets acquired in a 1999 merger with Supertel Hospitality, Inc. are recognized in taxable dispositions of such assets in the subsequent ten-year period. This ten-year period expires October 2009. We recognized built-in gains taxes of $286,000 due to dispositions of some of those properties in 2004. The Company does not have any of those properties classified as being held for sale at December 31, 2004, and accordingly no deferred tax liability relating to those properties has been recognized. It may be necessary to recognize a liability for deferred income taxes of properties with built-in gains in the future if management’s plans and intentions with respect to asset dispositions or the related tax laws change.

Our debt service obligations could require us to liquidate our properties and may reduce cash available for distribution to our shareholders.

As of December 31, 2004, we had approximately $71.4 million of existing indebtedness with maturity dates ranging from January 2005 to 2024. Approximately $12.8 million of principal is due in 2005 and $2.1 million is due in 2006. On January 13, 2005 we refinanced $10.5 million of the $12.8 million due in 2005. We cannot assure you that we will be able to re-finance or repay such debt when due or that the terms of any new debt financings will be as favorable to us as the terms of our existing debt financing.

Adverse economic conditions could result in higher interest rates and other unfavorable terms on our current and future borrowings. Higher interest rates could increase debt service requirements on floating rate debt and could reduce the amounts available for distribution to our shareholders. In the past, we have obtained, and may obtain in the future, one or more forms of interest rate protection in the form of swap agreements, interest rate cap contracts or similar agreements to “hedge” against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will relieve the adverse effects of interest rate fluctuations.

In order to meet our debt service obligations, we may have to sell additional hotel investments, potentially at a loss or at times that prohibit us from achieving attractive returns. Failure to pay our indebtedness when due or failure to cure covenant defaults could result in higher interest rates during the period of such loan defaults, and could ultimately result in the loss of our hotels through lender foreclosure.

Our ability to make distributions to our shareholders is subject to fluctuations in our financial performance and operating results as well as capital improvement requirements.

In the event of downturns in our operating results and financial performance, or unanticipated capital improvements to our hotels, including capital improvements that may be required by our franchisors, we may need to reduce the amount of distributions to our shareholders. The amount and timing of distributions are in the sole discretion of our board of directors. We cannot assure you that we will be able to generate sufficient cash in order to fund future distributions or that any future distributions are likely to be at the same rate as our historical distributions.

Among the factors that could adversely affect our results of operations and our distributions to shareholders are decreased revenue per available room and reduced net operating profits or operating losses; increased debt service requirements, including those resulting from higher interest rates on our variable rate indebtedness; and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Hotel revenue can decrease for a number of reasons, including increased competition from new hotel rooms and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels.

Our returns depend on management of our hotels by third parties.

In order to qualify as a REIT, we cannot operate any hotel or participate in the decisions affecting the daily operations of any hotel. Under the REIT Modernization Act of 1999, REITs are permitted to lease their hotels to wholly-owned lessees such as TRS Lessee. However, TRS Lessee may not operate the leased hotels and, therefore, must enter into management agreements with third-party eligible independent contractors to manage the hotels. Thus, an independent operator under a management agreement with TRS Lessee controls the daily operations of each of our hotels.

Under the terms of such management agreement, our ability to participate in operating decisions regarding the hotels is limited. We depend on Royal Host Management to adequately operate our hotels as provided in the management agreement. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force Royal Host Management to change its method of operation of our hotels. We can only seek redress if a management company violates the terms of the applicable management agreement with TRS lessee, and then only to the extent of the remedies provided for under the terms of the management agreement. Additionally, in the event that we need to replace our management company, we may experience decreased occupancy and other significant disruptions at our hotels and in our operations generally.

Our ability to make distributions to our shareholders may be affected by factors in the hotel industry that are beyond our control.

Operating Risks

Our hotels are subject to various operating risks found throughout the hotel industry. Many of these risks are beyond our control. These include, among other things, the following:

•	competition from other hotels, our hotels compete with other hotel properties in their respective geographic markets, many of our competitors have substantially greater marketing and financial resources than we do;

•	over-building in our markets, which adversely affects occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism;

•	terrorist incidents which may deter travel;

•	increases in energy costs, airline fares and other expenses, which may affect travel patterns and reduce the number of business and commercial travelers and tourists; and

•	adverse effects of general, regional and local economic conditions.

These factors could adversely affect the amount of rent we receive from leasing our hotels and reduce the net operating profits of TRS Lessee, which in turn could adversely affect our ability to make distributions to our shareholders. Decreases in room revenues of our hotels will result in reduced operating profits for TRS Lessee and decreased lease revenues to our company under our current percentage leases with TRS Lessee.

Competition for Acquisitions

We compete for investment opportunities with entities that have substantially greater financial resources than we do. These entities generally may be able to accept more risk than we can manage wisely. This competition may generally limit the number of suitable investment opportunities offered to us. This competition may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms.

Seasonality of Hotel Business

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters, with the exception of our hotels located in Florida. This seasonality can be expected to cause quarterly fluctuations in our lease revenues. Our quarterly earnings may be adversely affected by factors outside our control, including bad weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowing in our first and fourth quarters in order to offset these fluctuations in revenues.

Investment Concentration in Particular Segments of Single Industry

Our entire business is hotel-related. Our investment strategy is to acquire interests in limited service hotel properties. Therefore, a downturn in the hotel industry in general and the limited service segment in which we operate in particular will have a material adverse effect on our lease revenues and amounts available for distribution to our shareholders.

Capital Expenditures

Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses. The costs of all of these capital improvements could adversely affect our financial condition and amounts available for distribution to our shareholders. These renovations may give rise to the following risks:

•	possible environmental problems;

•	construction cost overruns and delays;

•	a possible shortage of available cash to fund renovations and the related possibility that financing for these renovations may not be available to us on affordable terms; and

•	uncertainties as to market demand or a loss of market demand after renovations have begun.

For the twelve months ended December 31, 2004, we spent approximately $3.9 million for capital improvements to our hotels.

Investment risks in the real estate industry generally may adversely affect our ability to make distributions to our shareholders.

General Risks of Investing in Real Estate

Our investments in hotels are subject to varying degrees of risk that generally arise from the ownership of real property. The underlying value of our real estate investments, and our income and ability to make distributions to our shareholders depends on maintaining or increasing room revenues and operating income of our hotels. Both income from our hotels and our ability to make distributions to our shareholders may be adversely affected by changes beyond our control, TRS Lessee’s control and the hotels’ managers’ control, including the following:

•	adverse changes in national and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses;

•	civil unrest, acts of war and acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured and underinsured losses; and

•	the relative illiquidity of real estate investments.

Uninsured and Underinsured Losses

We maintain comprehensive insurance on each of our hotels, including liability, fire and extended coverage of the type and amount we believe are customarily obtained for or by hotel owners. However, various types of catastrophic losses, like earthquakes, floods and wars, may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not be able to cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. If an uninsured loss occurs, we may lose both our invested capital and anticipated profits from the property. Our insurance premiums may increase significantly in the future, which may have a materially adverse impact on our cash flow. Furthermore, we may not be able to purchase policies in the future with coverage limits and deductibles similar to those purchased for the year 2005. Because it is impossible to determine what kind of policies will be available in the future and at what prices, we are unable to determine whether we will be able to maintain insurance coverage levels similar to those secured for 2005. Our real property insurance policies put into effect on December 31, 2004 include limited terrorism coverage, except for acts of war.

Increases in property taxes could adversely affect our cash flow.

Real and personal property taxes on our current and future hotel properties may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. An increase in property taxes could have an adverse effect on our ability to make distributions to shareholders.

Increases in occupancy taxes and other local taxes could adversely affect our cash flow.

The cities and counties in which our hotels operate periodically attempt to increase their revenue by imposing additional local taxes, which may be assessed both on the room charges to our customers and on a per diem basis. Because of our negotiated room rates for some customers and market circumstances generally, we may not be able to fully pass on these charges to our customers, and so an increase in these taxes could have an adverse effect on our cash flow and our ability to make distributions to shareholders.

Operating our hotels under franchise agreements could adversely affect distributions to our shareholders.

All of our hotels operate under franchise agreements and we are subject to the risks of concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to one of our particular brands. Risks associated with our brands could adversely affect our lease revenues and the amounts available for distribution to our shareholders.

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Our franchisors periodically inspect our hotels to ensure that we and TRS Lessee follow their standards. Failure to maintain these standards or other terms and conditions could result in a franchise license being canceled. As a condition of our continued holding of a franchise license, a franchisor could also possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the hotel without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. As of December 31, 2004 TRS Lessee holds all of the franchise licenses for our hotels. Loss of a franchise license for one or more hotels could materially and adversely affect our revenues. This loss of revenues could, therefore, also adversely affect our cash available for distribution to shareholders.

Our inability to obtain financing could limit our growth.

We are required to distribute at least 90% of our taxable income to our shareholders each year in order to continue to qualify as a REIT. Our debt service obligations and distribution requirements limit our ability to fund capital expenditures, acquisitions and hotel development through retained earnings. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain debt or equity financing.

Neither our articles of incorporation nor our bylaws limit the amount of debt we can incur. Our board can implement and modify a debt limitation policy without shareholder approval. We cannot assure you that we will be able to obtain additional equity financing or debt financing or that we will be able to obtain any financing on favorable terms.

Noncompliance with governmental regulations could adversely affect our operating results.

Environmental Matters

Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require the owner of a contaminated property to clean up the property, even if the owner did not know of or was not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral. Under these environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, like a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. Furthermore, court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if he suffers injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities at a property. One example is laws that require a business using chemicals to manage them carefully and to notify local officials that the chemicals are being used.

Our company could be responsible for the costs discussed above if it found itself in one or more of these situations. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could affect the funds available for distribution to our shareholders. To determine whether any costs of this nature might be required, we commissioned Phase I environmental site assessments, or “ESAs” before we acquired our hotels, and in 2002, commissioned new ESAs for 32 of our hotels in conjunction with a refinancing of the debt obligations of those hotels. These studies typically include a review of historical information and a site visit, but not soil or groundwater testing. We obtained the ESAs to help us identify whether we might be responsible for cleanup costs or other costs in connection with our hotels. The ESAs on our hotels did not reveal any environmental conditions that are likely to have a material adverse effect on our business, assets, results of operations or liquidity. However, ESAs do not always identify all potential problems or environmental liabilities. Consequently, we may have material environmental liabilities of which we are unaware.

Americans with Disabilities Act and Other Changes in Governmental Rules and Regulations

Under the Americans with Disabilities Act of 1990, or the “ADA,” all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in the U.S. government imposing fines or in private litigants obtaining damages. If we were required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our ability to make distributions to our shareholders and meet our other obligations could be adversely affected.

Mold claims could adversely affect our financial condition.

Public consciousness regarding mold has recently been elevated and if mold is detected in any of our hotels, we may be subject to adverse publicity, which could adversely affect our operations and financial results from that hotel. Such claims could require us to spend significant time and money in litigation or pay significant damages. In addition, we may be required to close all or portions of the affected hotel during mold remediation operations, which under certain conditions may be difficult to eradicate. We may be required to remove and replace moldy materials in the hotel, or perform extensive facility repairs, and the presence of mold in any hotel also could adversely impact the fair market value of that hotel.

Provisions of our articles of incorporation and Virginia law may limit the ability of a third party to acquire control of our company.

Ownership Limitation

Our articles of incorporation provide that no person may directly or indirectly own more than 9.9% of our common stock or any series of our preferred stock. This may prevent an acquisition of control of our company by a third party without our board’s approval, even if our shareholders believe the change of control is in their interest.

Authority to Issue Preferred Stock

Our articles of incorporation authorize our board to issue up to 10,000,000 shares of preferred stock and to establish the preferences and rights of any shares issued. The issuance of shares of preferred stock may have the effect of delaying or preventing a change in control of our company, including transactions at a premium over the market price of our capital stock, even if shareholders believe that a change of control is in their interest.

Virginia Anti-Takeover Statutes

As a Virginia corporation, we are subject to various anti-takeover laws found in the Virginia Stock Corporation Act. These laws place restrictions and require compliance with various procedures designed to protect the shareholders of Virginia corporations against unfair or coercive mergers and acquisitions. These restrictions and procedural requirements may discourage takeover offers for, or changes in control of, our company, including transactions at a premium over the market price of our capital stock, even if shareholders believe that a change of control is in their interest.

Our ownership limitation may prevent you from engaging in certain transfers of our common stock.

In order to maintain our REIT qualification, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws to include various kinds of entities) during the last half of any taxable year. In addition, if any shareholder or group of related or affiliated shareholders of our lessee owns, actually or constructively, 10% or more of our stock, we likely would lose our REIT status. Our articles of incorporation contain the ownership limitation, which prohibits both direct and indirect ownership of more than 9.9% of the outstanding shares of our common stock or any series of our preferred stock by any person, subject to several exceptions. Generally, any shares of our capital stock owned by affiliated owners will be added together for purposes of the ownership limitation.

If anyone transfers shares in a way that would violate the ownership limitation or prevent us from continuing to qualify as a REIT under the federal income tax laws, we will consider the transfer to be null and void from the outset, and the intended transferee of those shares will be deemed never to have owned the shares. Those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by our company or sold to a person whose ownership of the shares will not violate the ownership limitation. Anyone who acquires shares in violation of the ownership limitation or the other restrictions on transfer in our articles of incorporation bears the risk that he will suffer a financial loss when the shares are redeemed or sold if the market price of our stock falls between the date of purchase and the date of redemption or sale.

We may not be able to complete development of new hotels on time or within budget.

We may develop hotel properties as suitable opportunities arise. New project development is subject to a number of risks that could cause increased costs or delays in our ability to generate revenue from any development hotel, reducing our cash available for distribution to shareholders. These risks include:

•	construction delays or cost overruns that may increase project costs;

•	competition for suitable development sites;

•	receipt of zoning, land use, building, construction, occupancy and other required governmental permits and authorizations; and

•	substantial development costs in connection with projects that are not completed.

We may not be able to complete the development of any projects we begin and, if completed, our development and construction activities may not be completed in a timely manner or within budget.

We may also rehabilitate hotels that we believe are underperforming. These rehabilitation projects will be subject to the same risks as development projects.

Hotels that we develop have no operating history and may not achieve levels of occupancy that result in levels of operating income that provide us with an attractive return on our investment.

The new hotels that we may develop have no operating history. These hotels, both during the start-up period and after they have stabilized, may not achieve anticipated levels of occupancy, average daily room rates, or gross operating margins, and could result in operating losses.

Property ownership through joint ventures and partnerships could limit our control of those investments.

Joint ventures or partnerships involve risks not otherwise present for investments we make on our own. It is possible that our co-venturers or partners may have different interests or goals than we do at any time and that they may take actions contrary to our requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT. Other risks of joint venture investment include impasses on decisions, because no single co-venturer or partner has full control over the joint venture or partnership. Joint ventures may include other restrictions on us, including requirements that we provide the joint venture with the right of first offer or right of first refusal to acquire any new property we consider acquiring directly.

Our business could be disrupted if we need to find a new manager upon termination of an existing management agreement.

If Royal Host Management fails to materially comply with the terms of their management agreement, we have the right to terminate such management agreements. Upon termination, we would have to find another manager to manage the property. We cannot operate the hotels directly due to federal income tax restrictions. We cannot assure you that we would be able to find another manager or that, if another manager were found, we would be able to enter into new management agreements favorable to us. The franchisors may require us to make substantial capital improvements to the hotels prior to their approval, if required, of a new manager. There would be disruption during any change of hotel management that could adversely affect our operating results.

If we decide to sell hotels, we may not be able to sell those hotels on favorable terms.

We have sold twenty-two hotels during the past three years, ten in 2002, seven in 2003 and five in 2004. We may decide to sell additional hotels in the future. We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our divestiture strategy. In the event that we cannot fully execute our divestiture strategy or realize the benefits therefrom, we will not be able to fully execute our growth strategy.

We depend on key personnel.

We depend on the efforts and expertise of our Chief Executive Officer and Chief Financial Officer to drive our day-to-day operations and strategic business direction. The loss of any of their services could have an adverse effect on our operations. Our ability to replace key individuals may be difficult because of the limited number of individuals with the breadth of skills and experience needed to excel in the hotel industry. There can be no assurance that we would be able to hire, train, retain or motivate such individuals.

Item 2.	Properties

The following table sets forth certain information with respect to the Hotels as of December 31, 2004:

Hotel Brand	Rooms
Super 8
Aksarben-Lincoln, NE	73
Anamosa, IA	35
Antigo, WI	52
Batesville, AR	49
Burlington, IA	62
Charles City, IA	43
Clinton, IA	63
Columbus, NE	63
Cornhusker–Lincoln, NE	133
Creston, IA	123
El Dorado, KS	49
Fayetteville, AR	83
Ft. Madison, IA	41
Hays, KS	78
Iowa City, IA	86
Jefferson City, MO	77
Keokuk, IA	61
Kingdom City, MO	62
Kirksville, MO	61
Lenexa, KS	101
Manhattan, KS	87
Menomonie, WI	81
Moberly, MO	60
Mt. Pleasant, IA	55
Muscatine, IA	63
Neosho, MO	58
Norfolk, NE	66
Omaha, NE	116
O’Neill, NE	72
Parsons, KS	48
Pella, IA	40
Pittsburg, KS	64
Portage, WI	61
Sedalia, MO	87
Shawano, WI	55
Storm Lake, IA	59
Tomah, WI	65
Watertown, SD	57
Wayne, NE	40
West Dodge– Omaha, NE	101
West “O” – Lincoln, NE	82
Wichita, KS	119
Wichita – (Park City), KS	59
West Plains, MO	49
Comfort Inn
Culpeper, VA	49
Chambersburg, PA	63
Dahlgren, VA	59
Dublin, VA	99
Farmville, VA	51
Gettysburg, PA	80
Morgantown, WV	80
Minocqua, WI	51
New Castle, PA	79
Princeton, WV	51
Rocky Mount, VA	61
Sheboygan, WI	59
Beacon Marina-Solomons, MD	60
Comfort Suites
Dover, DE	64
Best Western Suites
Key Largo, FL	40
Days Inn
Farmville, VA	59
Hampton Inn
Brandon, FL	80
Cleveland, TN	59
Jackson, TN	121
Shelby, NC	78
Guest House Inn
Ellenton, FL	63
Holiday Inn Express
Danville, KY	63
Gettysburg, PA	51
Harlan, KY	62
Ramda Limited
Ellenton, FL	73

Totals	4,694

Additional property information is found in Item 8 Schedule III of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

We are not a party to, nor are any of our properties subject to, any material legal proceedings. We are, from time to time, engaged in routine litigation incidental to the business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity / Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

The common stock trades on the Nasdaq National Market under the symbol “HUMP.” If our shareholders approve our name change to “Supertel Hospitality, Inc.” at our annual shareholders meeting on May 26, 2005, we intend to request the change of our trading symbol to “SPPR”. The closing sales price for the common stock on March 22, 2005 was $3.84 per share. The table below sets forth the dividends per share and high and low sales prices per share reported on the Nasdaq National Market for the periods indicated.

	Common Stock
	High	Low	Dividend
2003
First Quarter	$2.17	1.72	0.03
Second Quarter	$2.75	1.84	0.04
Third Quarter	$3.01	2.10	0.05
Fourth Quarter	$4.95	2.85	0.05

2004
First Quarter	$4.94	4.15	0.05
Second Quarter	$4.60	3.55	0.05
Third Quarter	$4.95	3.71	0.05
Fourth Quarter	$4.18	3.60	0.05

(b)	Holders

As of March 22, 2005, the approximate number of holders of record of the common stock was 177 and the approximate number of beneficial owners was 2,240.

(c)	Dividends

Dividends paid during the year ended December 31, 2004 ($.20) represented ordinary income ($.1391) and capital gain distribution ($.0609) to shareholders. The 2003 fourth quarter dividend ($.05) was paid in January 2004, and will be reported as a component of 2004 dividend payments for income tax purposes. The 2004 fourth quarter dividend ($.05) was paid in January 2005, and will be reported as a component of 2005 dividend payments for income tax purposes. We will continue to pay dividends to shareholders as business conditions allow, in accordance with our previously announced policy of distributing approximately 100% of our taxable net income. The actual amount of future dividends will be determined by the board of directors based on the actual results of operations, economic conditions, capital expenditure requirements and other factors that the board of directors deems relevant.

Item 6.	Selected Financial Data

Through December 31, 2001, operating revenues and expenses of the hotels (other than those of the eleven hotels classified for sale from June 1, 2001) were reflected in the financial statements of HHM. Pursuant to the master lease, with an effective date of January 1, 2002, the hotels previously leased to HHM were then leased to the TRS Lessee which, in turn, entered into the management agreement with HHM. Accordingly, our consolidated financial statements include all of the operating revenues and expenses of the hotels for 2004, 2003 and 2002.

Effective July 31, 2004, the TRS Lessee terminated its hotel management agreement with HHM and effective August 1, 2004, TRS Lessee entered into a new hotel management agreement with Royal Host Management.

The following table sets forth our selected financial information. The selected operating data and balance sheet data have been extracted from our consolidated financial statements for each of the periods presented and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

The financial information for fiscal 2003 and 2002 set forth below has been restated. In order to comply with the requirements of Statement of Financial Accounting Standards (“FAS”) No. 109, Accounting for Income Taxes, and to properly reflect an accrued liability for vested vacation benefits, we determined that certain restatement adjustments were required for fiscal 2002 and 2003. See Note 2 to our audited financial statements contained herein.

	As of or for the Years Ended December 31,
(In thousands, except per share data)	2004	2003	2002	2001	2000
		(Restated)	(Restated)
Operating data (1):
Room rentals and other hotel services (2)	$57,634	$57,209	$58,739	$4,797	$—

Base and percentage rents (3)	—	—	—	19,092	27,807

Earnings (loss) from continuing operations	1,299	281	(3,175)	(439)	5,366
Discontinued Operations	678	728	178	1,148	1,593

Net earnings (loss)	1,977	1,009	(2,997)	709	6,959

FFO (4)	7,732	5,418	3,361	8,874	15,742

Earnings (loss) per share from continuing operations - basic and diluted	0.11	0.02	(0.28)	(0.04)	0.48
Earnings (loss) per share from discontinued operations - basic and diluted	0.05	0.06	0.02	0.10	0.14

Earnings (loss) per share	0.16	0.08	(0.26)	0.06	0.62

Total assets	118,923	124,949	114,260	167,949	173,611
Total long-term debt	71,418	77,611	94,275	115,872	119,254
Net cash flow:
Provided by operating activities	9,123	10,121	2,424	13,758	17,602
Provided (used) by investing activities	(197)	8,885	17,835	(2,816)	(4,950)
Used by financing activities	(8,912)	(20,222)	(23,761)	(6,149)	(13,254)

Dividends per share (5)	0.20	0.17	—	0.23	0.91

Weighted average number of shares outstanding - basic and diluted	12,054	12,045	11,318	11,226	11,174

RECONCILIATION OF NET EARNINGS TO FFO

Net earnings (loss)	$1,977	$1,009	$(2,997)	$709	$6,959
Depreciation	6,488	6,896	8,210	8,204	8,382
(Gain) loss on disposition of assets	(733)	(2,487)	(1,852)	(39)	401

FFO (4)	$7,732	$5,418	$3,361	$8,874	$15,742

(1)	Revenues for all periods exclude revenues from hotels sold or classified as held for sale after January 1, 2002, which are classified in discontinued operations in the statements of operations.

(2)	Hotel revenues for 2001 include room and other revenues from operations of eleven hotels classified for sale for the period June 1, 2001 through December 31, 2001. Hotel revenues for 2004, 2003 and 2002 include room and other revenues from the operations of the hotels.

(3)	Represents annual base rent plus aggregate percentage rent pursuant to the percentage leases with HHM. On January 1, 2002, the hotels which had been leased to HHM were leased to TRS Lessee.

(4)

FFO is a non-GAAP financial measure. We consider FFO to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from sales of real estate, plus depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner, therefore, our calculation may not be the same as the calculation of FFO for similar REITs. We use FFO as a performance measure to facilitate a periodic evaluation of our operating results relative to those of our peers, who like us, are typically members of NAREIT. We consider FFO a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful indication of our performance.

FFO for 2004, 2003, 2002, 2001 and 2000 includes impairment losses on real estate of $0, $2,069,000, $2,246,000, $1,192,000 and $0, respectively. Prior to the third quarter of 2003, we followed a practice of excluding such losses from FFO. However, we revised this practice based on clarification of the SEC staff’s position on the FFO treatment of impairment losses and guidance from NAREIT issued during the third quarter of 2003.

(5)	Dividends paid during the year ended December 31, 2004 ($.20) represented ordinary income ($.1391) and capital gain distribution ($.0609) to shareholders. The 2003 fourth quarter dividend ($.05) was paid in January 2004, and will be reported as a component of 2004 dividend payments for income tax purposes. The 2004 fourth quarter dividend ($.05) was paid in January 2005, and will be reported as a component of 2005 dividend payments for income tax purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

In order to comply with the requirements of Statement of Financial Accounting Standards (“FAS”) No. 109, Accounting for Income Taxes, and to properly reflect an accrued liability for vested vacation benefits, the Company has determined that certain restatement adjustments to previously issued financial statements are required. In accordance with the REIT Modernization Act (RMA), the company had formed TRS Lessee which leased the Company’s hotels and entered into a management agreement with an independent contractor to manage them as of January 1, 2002. During the fourth quarter of 2002, to meet certain lender requirements, the company transferred furniture, fixtures and equipment belonging to the hotels, to the TRS Lessee which had a difference between the book and tax accumulated depreciation of approximately $2.5 million. Management has determined that in accordance with FAS 109, a deferred tax liability and related income tax expense should have been recorded for the year ended December 31, 2002 of approximately $992,000 as well as a tax benefit effect arising from the change in tax timing differences, primarily accrued vacation, which should have been reflected for the year ended December 31, 2002 of approximately $152,000. Additionally, the company has determined that in accordance with the terms of the management agreement dated January 1, 2002, the company should have recorded a liability of approximately $327,000 to reimburse the management company for the vested accrued vacation costs for the hotel employees of the management company for the year ending December 31, 2002. The recording of the vested vacation accrual created a deferred tax asset for the year ended December 31, 2002. The impact of the restatement on the consolidated balance sheet as of December 31, 2002 and 2003 was approximately $1,167,000 and $1,042,000 respectively, with a total impact on net earnings (loss) of approximately $(1,167,000) and $125,000. As a result of these changes, adjustments have been made to the company’s 2002 and 2003 quarterly and annual financial statements, as well as the first three quarters of 2004. The restated financial statements reflect an adjustment to the deferred tax liability, and accrued expenses with an impact on hotel operating expenses and income tax expense for the quarterly and annual financial statements representing 2002 and 2003, as well as the first three quarters of 2004. The following adjustments were made to net earnings (loss) for each of the quarters in 2002, 2003 and the first three quarters of 2004:

	3/31/2002	6/30/2002	9/30/2002	12/31/2002	Total
Adjustment to Earnings (Loss)	(179,000)	(3,000)	(20,000)	(965,000)	(1,167,000)

	3/31/2003	6/30/2003	9/30/2003	12/31/2003	Total
Adjustment to Earnings (Loss)	(16,000)	49,000	69,000	23,000	125,000

	3/31/2004	6/30/2004	9/30/2004
Adjustment to Earnings (Loss)	483,000	(140,000)	(139,000)

While the adjustments impact the net income of the company they do not impact cash flows from operating, investing or financing activities or the actual dividends paid to the stockholders.

In addition to the restatement adjustments reflected in the following tables the effects, if any, of reclassifications of discontinued operations, as required by SFAS 144 have also been included in a separate column.

The previously reported amounts and restated amounts for the Balance Sheets as of December 31, 2002 and 2003 are as follows:

	As of December 31, 2002		As of December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance Sheets:

Investment in Hotel Properties	$135,679	$135,679	$119,699	$119,699
Other Assets	8,581	8,581	5,250	5,250

Total Assets	$144,260	$144,260	$124,949	$124,949

Accounts Payable, Accrued Expenses and Other Liabilities	$3,794	$4,961	$4,124	$5,166
Long-Term Debt	94,275	94,275	77,611	77,611

Total Liabilities	98,069	99,236	81,735	82,777

Minority Interest	5,655	5,655	2,113	2,113

Common Stock	113	113	120	120
Additional Paid In Capital	49,776	49,776	51,498	51,498
Distributions in excess of Retained Earnings	(9,353)	(10,520)	(10,517)	(11,559)

Total Shareholders’ Equity	40,536	39,369	41,101	40,059

Total Liabilities and shareholders’ Equity	$144,260	$144,260	$124,949	$124,949

The previously reported amounts and restated amounts for the Statements of Operations for the years ended Decemeber 31, 2002 and 2003 are as follows (continued):

	As of December 31, 2002			As of December 31, 2003
	As Previously Reported	As Restated	Reclassified for SFAS 144	As Previously Reported	As Restated	Reclassified for SFAS 144
Statements of Operations:

Room Rentals	$60,289	$60,289	$58,739	$58,611	$58,611	$57,209
Other Revenues	154	154	154	195	195	195

Total Revenues	60,443	60,443	58,893	58,806	58,806	57,404

Hotel and Property Operation Expenses	43,326	43,653	42,379	42,868	42,891	41,640
Depreciation	7,217	7,217	6,990	6,635	6,635	6,435
General and Administrative Expenses	3,035	3,035	2,989	2,052	2,052	2,052

Total Operating Expenses	53,578	53,905	52,358	51,555	51,578	50,127

Net Gains (Losses) on dispositions of assets	572	572	572	(543)	(543)	(543)
Provision for Impairment Loss	(1,365)	(1,365)	(1,365)	(917)	(917)	—
Interest	(7,870)	(7,870)	(7,771)	(6,294)	(6,294)	(6,244)
Minority Interest	(258)	(258)	(258)	(270)	(270)	(270)

Earnings (Loss) from Continuing Operations before Income Taxes	(2,056)	(2,383)	(2,287)	(773)	(796)	220

Income Tax Expense (Benefit)	—	846	888	—	(65)	(61)

Earnings (Loss) from Continuing Operations	(2,056)	(3,229)	(3,175)	(773)	(731)	281

Discontinued Operations - Net of Income Taxes	226	232	178	1,657	1,740	728

Net Earnings (Loss)	$(1,830)	$(2,997)	$(2,997)	$884	$1,009	$1,009

Earnings (Loss) Per Share - Basic and Diluted
Continuing Operations	(0.18)	(0.28)	(0.28)	(0.06)	(0.06)	0.02
Discontinued Operations	0.02	0.02	0.02	0.13	0.14	0.06

Net Earnings (Loss)	$(0.16)	$(0.26)	$(0.26)	$0.07	$0.08	$0.08

The previously reported amounts and restated amounts for the quarterly Balance Sheets of 2002 and 2003 as well as quarters ended March 31, June 30 and September 30, 2004 are as follows:

	As Previously Reported 3/31/2002	As Restated 3/31/2002	As Previously Reported 6/30/2002	As Restated 6/30/2002	As Previously Reported 9/30/2002	As Restated 9/30/2002	As Previously Reported 12/31/2002	As Restated 12/31/2002
Balance Sheets:
Accounts Payable, Accrued Expenses and Other Liabilities	$4,156	$4,335	$5,342	$5,524	$3,808	$4,011	$3,794	$4,961

Total Liabilities	118,125	118,304	108,769	108,951	95,964	96,167	98,069	99,236

Distributions in Excess of Retained Earnings	(9,425)	(9,604)	(9,980)	(10,162)	(7,836)	(8,039)	(9,353)	(10,520)

Total Shareholders’ Equity	40,464	40,285	39,909	39,727	42,053	41,850	40,536	39,369

	As Previously Reported 3/31/2003	As Restated 3/31/2003	As Previously Reported 6/30/2003	As Restated 6/30/2003	As Previously Reported 9/30/2003	As Restated 9/30/2003	As Previously Reported 12/31/2003	As Restated 12/31/2003
Balance Sheets:
Accounts Payable, Accrued Expenses and Other Liabilities	$4,838	$6,021	$5,568	$6,702	$3,857	$4,922	$4,124	$5,166

Total Liabilities	98,969	100,152	93,025	94,159	86,694	87,759	81,735	82,777

Distributions in Excess of Retained Earnings	(12,018)	(13,201)	(10,144)	(11,278)	(8,004)	(9,069)	(10,517)	(11,559)

Total Shareholders’ Equity	39,600	38,417	41,474	40,340	43,614	42,549	41,101	40,059

	As Previously Reported 3/31/2004	As Restated 3/31/2004	As Previously Reported 6/30/2004	As Restated 6/30/2004	As Previously Reported 9/30/2004	As Restated 9/30/2004
Balance Sheets:
Accounts Payable, Accrued Expenses and Other Liabilities	$4,224	$4,783	$5,214	$5,913	$6,115	$6,956

Total Liabilities	82,365	82,924	79,818	80,517	76,849	77,690

Distributions in Excess of Retained Earnings	(12,286)	(12,845)	(11,144)	(11,843)	(10,327)	(11,168)

Total Shareholders’ Equity	39,332	38,773	40,474	39,775	41,397	40,556

The previously reported amounts and restated amounts for the Statements of Operations for 2002 and 2003 as well as quarters ended March 31, June 30 and September 30, 2004 are as follows:

	As Previously Reported 3/31/2002	As Restated 3/31/2002	As Reclassified for SFAS 144 3/31/2002	As Previously Reported 6/30/2002	As Restated 6/30/2002	As Reclassified for SFAS 144 6/30/2002
Statements of Operations:
Revenues	$13,052	$13,052	$12,777	$16,930	$16,930	$16,515
Expenses	14,204	14,531	14,135	16,494	16,494	16,010

Earnings (loss) before net gains (losses) on sales of properties, impairment losses and minority interest	(1,152)	(1,479)	(1,358)	436	436	505
Net gains (losses) on sales of properties	(7)	(7)	(7)	50	50	50
Impairment losses	(588)	(588)	(588)	(777)	(777)	(777)
Minority Interest	59	59	59	(56)	(56)	(56)

Earnings (loss) from continuing operations before income taxes	(1,688)	(2,015)	(1,894)	(347)	(347)	(278)
Income tax expense (benefit)	—	(148)	(132)	—	3	3

Earnings (loss) from continuing operations	(1,688)	(1,867)	(1,762)	(347)	(350)	(281)
Discontinued operations	(214)	(214)	(319)	(208)	(208)	(277)

Net earnings (loss)	$(1,902)	$(2,081)	$(2,081)	$(555)	$(558)	$(558)

Earnings (loss) per share - basic and diluted
Continuing operations	(0.15)	(0.16)	(0.15)	(0.03)	(0.03)	(0.03)
Discontinued operations	(0.02)	(0.02)	(0.03)	(0.02)	(0.02)	(0.02)

Net earnings (loss)	(0.17)	(0.18)	(0.18)	(0.05)	(0.05)	(0.05)

The previously reported amounts and restated amounts for the Statements of Operations for 2002 and 2003 as well as quarters ended March 31, June 30 and September 30, 2004 are as follows (continued):

	As Previously Reported 9/30/2002	As Restated 9/30/2002	As Reclassified for SFAS 144 9/30/2002	As Previously Reported 12/31/2002	As Restated 12/31/2002	As Reclassified for SFAS 144 12/31/2002
Statements of Operations:
Revenues	$17,393	$17,393	$16,869	$13,068	$13,068	$12,731
Expenses	15,596	15,596	15,104	15,154	15,154	14,879

Earnings (loss) before net gains (losses) on sales of properties, impairment losses and minority interest	1,797	1,797	1,765	(2,086)	(2,086)	(2,148)
Net gains (losses) on sales of properties	9	9	9	520	520	520
Impairment losses	—	—	—	—	—	—
Minority Interest	(287)	(287)	(287)	26	26	26

Earnings (loss) from continuing operations before income taxes	1,519	1,519	1,487	(1,540)	(1,540)	(1,602)
Income tax expense (benefit)	—	20	20	—	971	997

Earnings (loss) from continuing operations	1,519	1,499	1,467	(1,540)	(2,511)	(2,599)
Discontinued operations	624	624	656	24	30	118

Net earnings (loss)	$2,143	$2,123	$2,123	$(1,516)	$(2,481)	$(2,481)

Earnings (loss) per share - basic and diluted
Continuing operations	0.13	0.13	0.13	(0.13)	(0.22)	(0.23)
Discontinued operations	0.06	0.06	0.06	0.00	0.00	0.01

Net earnings (loss)	0.19	0.19	0.19	(0.13)	(0.22)	(0.22)

The previously reported amounts and restated amounts for the quarterly Statements of Operations for 2002 and 2003 as well as quarters ended March 31, June 30 and September 30, 2004 are as follows (continued):

	As Previously Reported 3/31/2003	As Restated 3/31/2003	As Reclassified for SFAS 144 3/31/2003	As Previously Reported 6/30/2003	As Restated 6/30/2003	As Reclassified for SFAS 144 6/30/2003
Statements of Operations:
Revenues	$11,918	$11,918	$11,702	$16,071	$16,071	$15,720
Expenses	13,509	13,515	13,189	14,875	14,881	14,520

Earnings (loss) before net gains (losses) on sales of properties, impairment losses and minority interest	(1,591)	(1,597)	(1,487)	1,196	1,190	1,200
Net gains (losses) on sales of properties	—	—	—	(11)	(11)	(11)
Impairment losses	—	—	—	—	—	—
Minority Interest	(79)	(79)	(79)	(80)	(80)	(80)

Earnings (loss) from continuing operations before income taxes	(1,670)	(1,676)	(1,566)	1,105	1,099	1,109
Income tax expense (benefit)	—	12	16	—	(28)	(28)

Earnings (loss) from continuing operations	(1,670)	(1,688)	(1,582)	1,105	1,127	1,137
Discontinued operations	(995)	(993)	(1,099)	769	796	786

Net earnings (loss)	$(2,665)	$(2,681)	$(2,681)	$1,874	$1,923	$1,923

Earnings (loss) per share - basic and diluted
Continuing operations	(0.14)	(0.14)	(0.13)	0.09	0.09	0.09
Discontinued operations	(0.08)	(0.08)	(0.09)	0.06	0.07	0.07

Net earnings (loss)	(0.22)	(0.22)	(0.22)	0.15	0.16	0.16

The previously reported amounts and restated amounts for the quarterly Statement of Operations for 2002 and 2003 as well as quarters ended March 31, June 30 and September 30, 2004 are as follows (continued):

	As Previously Reported 9/30/2003	As Restated 9/30/2003	As Reclassified for SFAS 144 9/30/2003	As Previously Reported 12/31/2003	As Restated 12/31/2003	As Reclassified for SFAS 144 12/31/2003
Statement of Operations:
Revenues	$17,490	$17,490	$17,021	$13,327	$13,327	$12,961
Expenses	15,266	15,272	14,853	14,199	14,204	13,809

Earnings (loss) before net gains (losses) on sales of properties, impairment losses and minority interest	2,224	2,218	2,168	(872)	(877)	(848)
Net gains (losses) on sales of properties	(532)	(532)	(531)	—	—	(1)
Impairment losses	—	—	—	(917)	(917)	—
Minority Interest	(60)	(60)	(60)	(51)	(51)	(51)

Earnings (loss) from continuing operations before income taxes	1,632	1,626	1,577	(1,840)	(1,845)	(900)
Income tax expense (benefit)	—	(47)	(47)	—	(2)	(2)

Earnings (loss) from continuing operations	1,632	1,673	1,624	(1,840)	(1,843)	(898)
Discontinued operations	1,351	1,379	1,428	532	558	(387)

Net earnings (loss)	$2,983	$3,052	$3,052	$(1,308)	$(1,285)	$(1,285)

Earnings (loss) per share - basic and diluted
Continuing operations	0.14	0.14	0.13	(0.15)	(0.15)	(0.07)
Discontinued operations	0.11	0.11	0.12	0.04	0.05	(0.03)

Net earnings (loss)	0.25	0.25	0.25	(0.11)	(0.11)	(0.11)

The previously reported amounts and restated amounts for the Statement of Operations for 2002 and 2003 as well as quarters ended March 31, June 30 and September 30, 2004 are as follows (continued):

	As Previously Reported 3/31/2004	As Restated 3/31/2004	As Reclassified for SFAS 144 3/31/2004	As Previously Reported 6/30/2004	As Restated 6/30/2004	As Reclassified for SFAS 144 6/30/2004
Statement of Operations:
Revenues	$12,362	$12,362	$12,182	$15,781	$15,781	$15,781
Expenses	13,512	13,514	13,264	14,294	14,297	14,298

Earnings (loss) before net gains (losses) on sales of properties, impairment losses and minority interest	(1,150)	(1,152)	(1,082)	1,487	1,484	1,483
Net gains (losses) on sales of properties	(19)	(19)	(9)	1	1	1
Impairment losses	—	—	—	—	—	—
Minority Interest	(51)	(51)	(51)	(57)	(57)	(57)

Earnings (loss) from continuing operations before income taxes	(1,220)	(1,222)	(1,142)	1,431	1,428	1,427
Income tax expense (benefit)	—	(573)	(573)	—	202	202

Earnings (loss) from continuing operations	(1,220)	(649)	(569)	1,431	1,226	1,225
Discontinued operations	53	(35)	(115)	314	379	380

Net earnings (loss)	$(1,167)	$(684)	$(684)	$1,745	$1,605	$1,605

Earnings (loss) per share - basic and diluted
Continuing operations	(0.10)	(0.05)	(0.05)	0.12	0.10	0.10
Discontinued operations	0.00	(0.01)	(0.01)	0.03	0.03	0.03

Net earnings (loss)	(0.10)	(0.06)	(0.06)	0.15	0.13	0.13

The previously reported amounts and restated amounts for the quarterly Statement of Operations for 2002 and 2003 as well as quarters ended March 31, June 30 and September 30, 2004 are as follows (continued):

	As Previously Reported 9/30/2004	As Restated 9/30/2004	As Reclassified for SFAS 144 9/30/2004
Statement of Operations:
Revenues	$16,841	$16,841	$16,841
Expenses	15,701	15,704	15,709

Earnings (loss) before net gains (losses) on sales of properties, impairment losses and minority interest	1,140	1,137	1,132
Net gains (losses) on sales of properties	(1)	(1)	(1)
Impairment losses	—	—	—
Minority Interest	(55)	(55)	(55)

Earnings (loss) from continuing operations before income taxes	1,084	1,081	1,076
Income tax expense (benefit)	—	200	200

Earnings (loss) from continuing operations	1,084	881	876
Discontinued operations	336	400	405

Net earnings (loss)	$1,420	$1,281	$1,281

Earnings (loss) per share - basic and diluted
Continuing operations	0.09	0.08	0.08
Discontinued operations	0.03	0.03	0.03

Net earnings (loss)	0.12	0.11	0.11

Forward-Looking Statements

Certain information both included and incorporated by reference in this management’ discussion and analysis and other sections of this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on assumptions that management has made in light of experience in the business in which we operate, as well as management’s perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances. These statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Management believes that these forward-looking statements are based on reasonable assumptions.

Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, risks associated with debt financing, interest rates, competition, supply and demand for hotel rooms in our current and proposed market areas, policies and guidelines applicable to real estate investment trusts and other risks and uncertainties described herein, and in our filings with the SEC from time to time. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein. We caution readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, we own 69 limited service hotels in 16 states. Our hotels operate under several national franchise brands.

Our significant events for 2004 include:

•	the payment of dividends during each quarter, for a total of $.20 per share in 2004, up from $.17 per share in 2003;

•	the appointment of Royal Host to manage our hotels in August in connection with the termination of the management contract with Humphrey Hospitality Management, Inc.

•	the relocation of the corporate offices from Columbia, MD to our office building in Norfolk, NE;

•	the election of Paul J. Schulte, our board chairman, as our President and CEO, and Donavon Heimes as our CFO, Treasurer and Secretary;

•	the sale of five hotels;

•	negotiation of a new $22 million revolving credit facility, which was completed on January 13, 2005;

•	the restatement of our financial statements for 2002, 2003 and the first three quarters of 2004 to correct accounting treatment for accrued vacation liabilities and income tax related to the transfer of furniture, fixture and equipment to our taxable REIT subsidiary, and ;

•	earnings of $.16 per diluted share for 2004, compared to earnings of $.08 and a loss of $.26 per diluted share for 2003 and 2002 (as restated from previously reported earnings of $.07 and a loss of $.16 per diluted share for 2003 and 2002).

Through our wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust we own a controlling interest in Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership. As of December 31, 2004, we owned an approximately 98% general partnership interest in Humphrey Hospitality Limited Partnership and a 100% interest in E&P Financing Limited Partnership. Humphrey Hospitality Limited Partnership owns a 100% interest in Solomons GP, LLC which owns a 99% general partnership interest in Salomons Beacon Inn Limited Partnership. We own the remaining 1% limited partnership interest in Solomons Beacon Inn Limited Partnership.

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002, and should be read along with the consolidated financial statements and related notes.

RevPAR, ADR and Occupancy

The following table presents our revenue per available room (“RevPAR”), average daily rate (“ADR”) and occupancy, by state, on a same-store basis for 2004, 2003 and 2002, respectively. Same-store comparisons below include our 69 Hotels that have been continuously in operation during the three-year period ended December 31, 2004.

	Year ended December 31,
	2004			2003			2002
State	RevPAR	Occ.	ADR	RevPAR	Occ.	ADR	RevPAR	Occ.	ADR
Delaware	$60.50	79.0%	$76.56	$61.55	80.7%	$76.26	$57.59	75.6%	$76.19
Arkansas	26.32	54.2%	48.56	27.07	58.9%	45.94	26.12	60.5%	43.17
Florida	51.65	68.2%	75.68	46.14	62.6%	73.66	44.39	63.8%	69.60
Iowa	26.83	63.3%	42.41	26.90	61.7%	43.60	28.22	64.5%	43.76
Kansas	27.86	59.1%	47.13	29.31	62.5%	46.89	30.28	64.9%	46.68
Kentucky	34.54	57.2%	60.36	34.35	59.1%	58.07	35.75	62.5%	57.24
Maryland	47.52	62.7%	75.79	55.46	75.2%	73.71	57.96	77.4%	74.87
Missouri	25.00	55.0%	45.49	25.39	53.8%	47.20	25.70	57.8%	44.47
Nebraska	24.20	57.2%	42.31	24.67	58.5%	42.20	25.68	61.6%	41.69
North Carolina	31.50	55.2%	57.09	30.79	54.4%	56.61	34.04	59.8%	56.92
Pennsylvania	45.59	66.1%	69.01	45.56	67.9%	67.09	43.43	66.7%	65.08
South Dakota	27.83	63.4%	43.88	30.18	70.3%	42.95	30.42	75.1%	40.49
Tennessee	44.41	75.5%	58.85	42.23	72.6%	58.17	39.99	68.5%	58.35
Virginia	37.18	65.0%	57.19	36.66	64.8%	56.57	35.52	62.2%	57.08
West Virginia	48.12	78.9%	61.03	45.97	76.2%	60.32	47.32	80.1%	59.07
Wisconsin	34.64	62.4%	55.52	32.85	61.0%	53.86	30.07	56.7%	53.03

	32.64	62.1%	52.59	32.44	62.3%	52.11	32.40	63.5%	51.06

Our RevPAR, ADR and Occupancy, by franchise affiliation, on a same-store basis, for 2004, 2003 and 2002, respectively, were as follows:

	Year ended December 31,
	2004			2003			2002
Flag	RevPAR	Occ.	ADR	RevPAR	Occ.	ADR	RevPAR	Occ.	ADR
Super 8	$26.68	59.4%	$44.95	$27.19	60.1%	$45.23	$27.52	62.0%	$44.39
Comfort Inn/Comfort Suites	43.55	68.1%	63.97	42.77	67.9%	63.01	42.23	67.7%	62.38
Hampton Inn	45.31	70.6%	64.15	42.68	67.8%	62.93	41.51	66.6%	62.32
Holiday Inn Express	40.17	59.5%	67.50	40.01	62.3%	64.18	40.36	64.0%	63.05
Best Western Suites	85.97	71.0%	121.11	84.59	76.1%	111.16	77.30	70.7%	109.39
Ramada Limited	40.18	68.3%	58.80	32.62	58.5%	55.72	30.60	54.9%	55.76
Guest House Inn	31.52	58.1%	54.25	25.77	49.3%	52.22	29.52	63.3%	46.66
Days Inn	32.27	58.0%	55.66	34.44	62.7%	54.90	31.75	59.9%	53.00

	$32.64	62.1%	$52.59	$32.44	62.3%	$52.11	$32.40	63.5%	$51.06

Results of Operations

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2004			2003 - (Restated)
	Hotel Properties	Discontinued Operations	Total	Hotel Properties	Discontinued Operations	Total	Variance
Revenues	$57,809	$635	$58,444	$57,404	$4,499	$61,903	$(3,459)
Hotel and property operations expenses	(41,242)	(636)	(41,878)	(41,640)	(3,788)	(45,428)	3,550
Interest expense	(5,559)	(24)	(5,583)	(6,244)	(542)	(6,786)	1,203
Depreciation and Amortization expense	(6,418)	(75)	(6,493)	(6,435)	(461)	(6,896)	403
General and administrative expenses	(2,134)	—	(2,134)	(2,052)	—	(2,052)	(82)
Termination and Relocation Costs	(1,169)	—	(1,169)	—	—	—	(1,169)
Net gains (losses) on dispositions of assets and provision for impairment loss	(12)	745	733	(543)	961	418	315
Minority interest	(218)	—	(218)	(270)	—	(270)	52
Deferred income tax (expense) benefit	242	33	275	61	59	120	155

	$1,299	$678	$1,977	$281	$728	$1,009	$968

Revenues and Operating Expenses

Revenues declined by approximately $3.5 million during 2004, due primarily to the sale of 12 hotel properties during 2004 and 2003 ($3.8 million), five of which were sold in 2004, offset by a slight increase in comparable RevPAR ($.20 or $343,000).

Hotel and property operations expenses declined by approximately $3.6 million during 2004, due primarily to the sale of 12 hotel properties during 2004 and 2003 ($3.2 million) and lower costs of ancillary services ($67,000), lower labor cost ($94,000), lower fixed cost ($387,000) and increased benefit cost $296,000.

Interest Expense and Depreciation Expense

Interest expense declined by approximately $1.2 million during 2004, due primarily to the early extinguishment of long-term debt using the proceeds from the sale of 12 hotel properties since January 1, 2003.

Depreciation expense has also declined ($403,000), primarily as a result of the sale of certain of our hotel properties. General and administrative costs increased by approximately $82,000 (payroll/taxes/benefits increased $79,000) during 2004.

Termination and Relocation Costs

Termination and Relocation Costs reflect termination fees directly related to TRS Lessee terminating its hotel management agreement with HHM ($500,000) and agreeing to reimburse HHM for certain employment-related severance costs of approximately $189,000. Additional one-time expenses associated with the termination of the hotel management agreement and a related decision to relocate the corporate offices from Columbia, MD to Norfolk, NE approximated $379,000, which is primarily represented by executive separation agreements, legal and consulting services. In addition, capitalized expenditures for replacement software and computer equipment totaled to approximately $225,000.

Dispositions

In 2004, we recognized net gains on the disposition of assets of approximately $733,000, due primarily to net gains on the sale of five of hotels ($745,000, net of built-in gain taxes of $286,000). In 2003, we recognized net gains on the disposition of assets of approximately $418,000, due primarily to net gains on the sale of seven of hotels ($961,000, net of built-in gain taxes of $178,000 and a provision for built-in gain taxes which was reduced ($300,000) based on a change in the allocation of hotel sales proceeds from us to the TRS Lessee.

Impairment Charges

In 2004, no impairment charges were recorded. In 2003, we recorded impairment charges on three hotels ($1,152,000) and two additional hotels which did not meet our criteria for classification as held for sale at December 31, 2003 ($917,000), which were later sold during 2004.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2003 - (Restated)			2002 - (Restated)
	Hotel Properties	Discontinued Operations	Total	Hotel Properties	Discontinued Operations	Total	Variance
Revenues	$57,404	$4,499	$61,903	$58,893	$9,664	$68,557	$(6,654)
Hotel and property operations expenses	(41,640)	(3,788)	(45,428)	(42,379)	(7,736)	(50,115)	4,686
Interest expense	(6,244)	(542)	(6,786)	(7,771)	(977)	(8,748)	1,962
Depreciation expense	(6,435)	(461)	(6,896)	(6,990)	(1,220)	(8,210)	1,314
General and administrative expenses	(2,052)	—	(2,052)	(2,989)	—	(2,989)	937
Net gains (losses) on dispositions of assets and provision for impairment loss	(543)	961	418	(793)	399	(394)	812
Minority interest	(270)	—	(270)	(258)	—	(258)	(12)
Deferred income tax (expense) benefit	61	59	120	(888)	48	(840)	960

	$281	$728	$1,009	$(3,175)	$178	$(2,997)	$4,005

Revenues and Operating Expenses

Revenues declined by approximately $6.7 million during 2003, this was due primarily to the discontinued operations of hotel properties during 2003 and 2002 ($5.2 million).

The decrease in hotel and property operations expenses in 2003 of approximately $4.7 million is due primarily to the discontinued operations of hotel properties during 2003 and 2002 ($3.9 million).

Interest Expense and Depreciation Expense

Interest expense declined by approximately $2.0 million during 2003 which is due partially to the repayment of debt ($435,000) as well as a decrease in interest rates on our variable rate debt ($420,000).

Depreciation expense has also declined ($1.3 million), primarily as a result of the discontinued operations.

General and Administrative Costs

General and administrative costs declined by approximately $0.9 million during 2003, due primarily to a reduction in legal and consulting fees ($424,000), transfer taxes ($307,000), and deductibles on insurance claims ($130,000). In 2002, legal fees related primarily to negotiations with certain of the Company’s lenders and transfer taxes related primarily to the reallocation of assets from Humphrey Hospitality Limited Partnership to Solomons Beacon Inn Limited Partnership.

Dispositions

In 2003, we recognized net gains on the disposition of assets of approximately $418,000, due primarily to net gains on seven hotels ($961,000, net of built-in gain taxes of $178,000 and a provision for built-in gain taxes which was reduced ($300,000) based on a change in the allocation of hotel sales proceeds from us to TRS Lessee. In 2002 we sold six hotels that were not classified as held for sale at December 31, 2001, recognizing a gain of $1,224,000 which is net of $881,000 impairment loss. The provision for built in gains tax on these properties was $825,000. Also in 2002 we sold a hotel that was classified a held for sale in 2001, recognizing a loss of $949,000, net of an impairment provision of $1,000,000. These sales also resulted in a provision for built in gains tax gain of $525,000. In addition, we recognized an impairment loss on one of its active properties of $365,000.

Liquidity and Capital Resources

Our income and ability to meet our debt service obligations, and make distributions to our shareholders, depends upon the operations of the hotels being conducted in a manner that maintains or increases revenue, or reduces expenses, to generate sufficient hotel operating income for TRS Lessee to pay the hotels’ operating expenses, including management fees and rents to us. We depend on rent payments from TRS Lessee to pay our operating expenses and debt service and to make distributions to shareholders.

We expect to meet our short-term liquidity requirements generally through borrowings on our revolving credit facility with Great Western Bank and net cash provided by operations. We believe that our available borrowing capacity and net cash provided by operations will be adequate to fund both operating requirements and the payment of dividends in accordance with REIT requirements.

We expect to meet our long-term liquidity requirements, such as scheduled debt maturities, through long-term secured and unsecured borrowings and the issuance of additional securities.

Financing

At December 31, 2004, we had long-term debt of $71.4 million consisting of notes and mortgages payable, with a weighted average term to maturity of 6.6 years and a weighted average interest rate of 7.14%. Aggregate annual principal payments for the next five years and thereafter are as follows (in thousands):

2005	$12,819,372
2006	2,073,296
2007	2,237,762
2008	2,405,949
2009	6,624,859
Thereafter	45,256,379

$71,417,617

We have or currently intend to finance or refinance the debt payments coming due in 2005. On January 13, 2005, we completed a $22,000,000 revolving credit facility with Great Western Bank. The borrowings from the new credit facility were used to refinance the maturing US Bank term note and the US Bank revolving credit facility with December 31, 2004 balances of $6,013,445 and $4,520,051, respectively. The remainder of the maturities in 2005, approximately $2.3 million, consist of principal amortization on other mortgage loans which we expect to fund through cash flow from operations.

We file quarterly loan compliance certificates with certain of our lenders. We requested and received under our term loan and revolving credit facility with US Bank, a waiver, which was effective from December 31, 2002 until we terminated the facility in January 2005, which permitted us to maintain a higher income to debt ratio than permitted under the loan covenants.

As of September 30, 2004, we requested and received a loan-to-value and a debt service ratio waiver with respect to a term loan with First National Bank of Omaha N.A. Ten of our hotels secure the $12 million term loan. We had a loan to value ratio of 63% and a debt service ratio of 1.46:1 as compared to the covenant requirements of the term loan of 60% and 1.5:1. The bank has agreed that through and including June 30, 2006, the loan-to-value ratio will be determined using a capitalization rate of 11% for valuing the hotels (versus an original rate of 12%) and the debt service coverage ratio will be 1.35:1. As of December 31, 2004, we were in compliance with the covenants under this term loan, as so modified.

If we fail to pay our indebtedness when due, or fail to comply with covenants, we could incur higher interest rates during the period of such loan defaults, and could ultimately lose the hotels through lender foreclosure.

Disposition of Hotels

During 2004, we successfully completed the sale of five hotels. The proceeds from the disposition of these properties have been used primarily to repay existing debt. As of December 31, 2004, we had no hotels classified for sale.

Redemption of Preferred Operating Partnership Units

We own, through our subsidiary, Humphrey Hospitality REIT Trust, an approximately 98% general partnership interest in Humphrey Hospitality Limited Partnership, through which we own 19 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximately 2% is held by limited partners who hold, as of December 31, 2004, 9,713 common operating partnership units and 195,610 preferred operating partnership units. The preferred operating partnership units are convertible into common operating partnership units on a one-for-one basis or are redeemable for cash at $10 per share. Redemptions of preferred operating partnership units in the form of cash may occur each October up to October 2009. Common operating partnership units are redeemable, at the option of the holders, for shares of our common stock on a one-for-one basis. We have 60 days upon receipt of a cash redemption notice to make such payments. During 2003, we agreed to allow the redemption of 127,439 of the preferred operating partnership units at any time, subject to a 60-day notification period. We expect to fund any potential future cash redemptions through cash generated from operating activities and/or short term borrowings.

Capital Commitments

Below is a summary of certain obligations that will require capital:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including interest	$103,850	$17,396	$12,949	$16,702	$56,803
Land leases	2,801	59	118	118	2,506

Total contractual obligations	$106,651	$17,455	$13,067	$16,820	$59,309

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less.

Other

To maintain its REIT tax status, we generally must distribute at least 90% of our taxable income annually. In addition, we are subject to a 4% non-deductible excise tax if the actual amount distributed to shareholders in a calendar year is less than a minimum amount specified under the federal income tax laws. We have a general dividend policy of paying out approximately 100% of annual REIT taxable income. The actual amount of any future dividends will be determined by the board of directors based on our actual results of operations, economic conditions, capital expenditure requirements and other factors that the board of directors deems relevant.

Off Balance Sheet Financing Transactions

We have not entered into any off balance sheet financing transactions.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. We have identified two principal accounting estimates that have a material effect on our financial statements:

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

Market Risk Information

The market risk associated with financial instruments and derivative financial or commodity instruments is the risk of loss from adverse changes in market prices or rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit line borrowings). Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, we rely primarily on long-term, fixed rate non-recourse loans from institutional lenders to finance our hotels. We are not currently using derivative financial or commodity instruments to manage interest rate risk.

Management monitors our interest rate risk closely. The table below presents the annual maturities, weighted average interest rates on outstanding debt at the end of each year and fair values required to evaluate the expected cash flows under debt and related agreements, and our sensitivity to interest rate changes at December 31, 2004. Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed Rate Debt	$8,299	$2,073	$2,238	$2,406	$6,625	$45,257	$66,898	$71,968
Average Interest Rate	7.61%	7.61%	7.61%	7.60%	7.59%	7.52%	7.28%	—

Variable Rate Debt	$4,520	$—	$—	$—	$—	$—	$4,520	$4,520
Average Interest Rate	5.00%	0.00%	0.00%	0.00%	0.00%	0.00%	5.00%	—

As the table incorporates only those exposures that exist as of December 31, 2004, it does not consider exposures or positions that could arise after that date. As a result, the our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise after December 31, 2004.

Item 8.	Financial Statements and Supplementary Data

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES

Supplementary information required by this Item is presented in Item 6.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Humphrey Hospitality Trust, Inc.:

We have audited the consolidated financial statements of Humphrey Hospitality Trust, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Humphrey Hospitality Trust, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2003 and the consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2003 and 2002.

KPMG LLP

Omaha, Nebraska

March 30, 2005

Humphrey Hospitality Trust, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of
	December 31, 2004	December 31, 2003
		(Restated)
ASSETS
Investments in hotel properties	$163,891	$167,940
Less accumulated depreciation	49,346	48,241

	114,545	119,699
Hotel properties held for sale	—	495
Cash and cash equivalents	317	303
Accounts receivable	803	896
Prepaid expenses and other assets	1,699	1,862
Deferred financing costs, net	1,559	1,694

	$118,923	$124,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$5,769	$5,166
Long-term debt	71,418	77,611

	77,187	82,777

Minority interest in consolidated partnerships	2,024	2,113

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 12,059,849 outstanding	121	120
Additional paid-in capital	51,585	51,498
Distributions in excess of retained earnings	(11,994)	(11,559)

	39,712	40,059

COMMITMENTS AND CONTINGENCIES
	$118,923	$124,949

See accompanying notes to consolidated financial statements.

Humphrey Hospitality Trust, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
REVENUES
Room rentals and other hotel services	$57,634	$57,209	$58,739
Other	175	195	154

	57,809	57,404	58,893

EXPENSES
Hotel and property operations	41,242	41,640	42,379
Depreciation	6,418	6,435	6,990
General and administrative	2,134	2,052	2,989
Termination and relocation costs	1,169	—	—

	50,963	50,127	52,358

EARNINGS BEFORE NET GAINS (LOSSES) ON DISPOSITIONS OF ASSETS AND PROVISION FOR IMPAIRMENT LOSS AND MINORITY INTEREST	6,846	7,277	6,535
Net gains (losses) on dispositions of assets	(12)	(543)	572
Provision for impairment loss	—	—	(1,365)
Interest	(5,559)	(6,244)	(7,771)
Minority interest	(218)	(270)	(258)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,057	220	(2,287)
Income tax expense (benefit)	(242)	(61)	888

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	1,299	281	(3,175)
Discontinued operations - net of income taxes	678	728	178

NET EARNINGS (LOSS)	$1,977	$1,009	$(2,997)

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED:
Continuing operations	$0.11	$0.02	$(0.28)
Discontinued operations	0.05	0.06	0.02

Net earnings (loss)	$0.16	$0.08	$(0.26)

See accompanying notes to consolidated financial statements.

Humphrey Hospitality Trust, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Years ended December 31, 2004, 2003 and 2002
	Common Stock	Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Total
Balance at December 31, 2001	113	49,776	(7,523)	42,366
Net loss - (restated)	—	—	(2,997)	(2,997)

Balance at December 31, 2002 - (Restated)	113	49,776	(10,520)	39,369
Conversion of operating partnership units to common stock	7	1,722	—	1,729
Dividends - $.17 per share	—	—	(2,048)	(2,048)
Net earnings - (restated)	—	—	1,009	1,009

Balance at December 31, 2003 - (Restated)	120	51,498	(11,559)	40,059
Conversion of operating partnership units to common stock	1	87	—	88
Dividends - $.20 per share	—	—	(2,412)	(2,412)
Net earnings	—	—	1,977	1,977

Balance at December 31, 2004	121	51,585	(11,994)	39,712

See accompanying notes to consolidated financial statements.

Humphrey Hospitality Trust, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,
	2004	2003	2002
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$1,977	$1,009	$(2,997)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	6,488	6,896	8,210
Amortization of intangible assets and deferred financing costs	228	308	683
Net (gains) losses on dispositions of assets	(733)	(2,487)	(1,852)
Provision for impairment loss	—	2,069	2,246
Write-off of assets related to relocation costs	91	—	—
Minority interest	218	270	258
Changes in operating assets and liabilities:
(Increase) decrease in assets	251	2,332	(4,885)
Increase (Decrease) in liabilities	603	(276)	761

Net cash provided by operating activities	9,123	10,121	2,424

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(3,923)	(4,642)	(2,701)
Proceeds from sale of hotel properties	3,726	13,527	20,536

Net cash provided (used) by investing activities	(197)	8,885	17,835

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(88)	(30)	(1,750)
Principal payments on long-term debt	(17,233)	(17,444)	(61,597)
Proceeds from long-term debt	11,040	780	40,000
Redemption of operating partnership units	—	(1,808)	—
Distributions to minority partners	(219)	(274)	(414)
Dividends paid	(2,412)	(1,446)	—

Net cash used by financing activities	(8,912)	(20,222)	(23,761)

Increase (decrease) in cash and cash equivalents	14	(1,216)	(3,502)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	303	1,519	5,021

CASH AND CASH EQUIVALENTS, END OF PERIOD	$317	$303	$1,519

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,906	$6,074	$8,019
Income taxes paid	—	—	—

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Conversion of operating partnership units	$88	$1,729	$—

See accompanying notes to consolidated financial statements.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(In thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies

Description of Business

Humphrey Hospitality Trust, Inc. (HHTI) was incorporated on August 23, 1994. HHTI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

HHTI, through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Humphrey Hospitality Limited Partnership (“HHLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in properties with the exception of furniture, fixtures and equipment held by TRS Leasing, Inc. are held directly or indirectly by E&P LP, HHLP or Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). Subject to certain conditions, units of partnership interest in HHLP (“Units”) may be exchanged by the limited partners for cash or, at the option of HHTI, the obligation may be assumed by HHTI and paid either in cash or shares of common stock of HHTI on a one-for-one basis. HHTI is the sole general partner in HHLP and at December 31, 2004, owned approximately 98% of the Units in HHLP. HHLP is the general partner in SBILP. At December 31, 2004, HHLP and HHTI owned 99% and 1% interests in SBILP, respectively.

As of December 31, 2004, the Company, through the Partnerships, owned 69 limited service hotels (the “hotels”) and one office building. The hotels are leased to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiary TRS Subsidiary, LLC (collectively the “TRS Lessee”), and were managed by Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc. (“SHMI”) (collectively “HHM”), through July 31, 2004 at which time the contract with HHM was terminated. Effective August 1, 2004, the TRS Lessee entered into a new hotel management agreement with Royal Host Management, Inc., (RHM). RHM is a subsidiary of Royal Host, Inc. a Canada based publicly owned Real Estate Investment Trust which is an owner, franchisor and manager of limited and focused service hotel properties in the United States and Canada. The agreement with RHM provides for a base management fee representing 4.75% of hotel revenue.

For years ended 2003 and 2002 and through July 31, 2004, James I. Humphrey, Jr., the sole shareholder of HHM, was a director of the Company. Paul Schulte, the Company’s Chairman of the Board, served as President of SHMI for an annual compensation package of one dollar ($1.00) through years ended December 31, 2003 and 2002 and for the period ended July 31, 2004. No other member of the Company’s board had a financial interest in HHM.

Effective August 2004, SHMI was acquired by HHTI.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Partnerships and the TRS Lessee. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts for 2003 and 2002 have been reclassified to conform to the presentation for 2004.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(In thousands, except per share data)

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

Capitalization Policy

Acquisition, development and construction costs of properties in development are capitalized including, where applicable, direct and indirect costs, including real estate taxes and interest costs. Development and construction costs and costs of significant improvements, replacements, renovations to furniture and equipment expenditures for hotel properties are capitalized while costs of maintenance and repairs are expensed as incurred.

Deferred Financing Cost

Direct costs incurred in financing transactions are capitalized as deferred costs and amortized to interest cost over the term of the related loan using the interest method.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Investment in Hotel Properties

Hotel properties to be held and used in operations are recorded at cost and reduced for impairment losses where appropriate. Hotel properties held for sale are carried at the lower of their carrying value (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair value less costs to sell. The net carrying values of hotel properties are classified as held for sale when senior management authorizes their disposition, the Company begins marketing the properties for sale and various other criteria for a plan of sale are met. Depreciation of these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. The Company adopted Statement of Financial Accounting Standards, No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”) effective January 1, 2002. In accordance with SFAS 144, revenues and expenses of properties that are classified as held for sale or sold on or after January 1, 2002 are presented as discontinued operations for all periods presented in the statements of operations if the properties will be or have been sold on terms where the Company has limited or no continuing involvement with them after the sale. If active marketing ceases or the properties no longer meet the criteria to be classified as held for sale, the properties are reclassified as operating and measured at the lower of their (a) carrying amount before the properties were classified as held for sale, adjusted for any depreciation expense that would have been recognized had the properties been continuously classified as operating or (b) their fair value at the date of the subsequent decision not to sell.

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

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

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

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries (“TRS”) and may continue to qualify as a REIT provided that the TRS enters into management agreements with an “eligible independent contractor” that will manage the hotels leased by the TRS. The Company formed the TRS Lessee and, effective January 1, 2002, the TRS Lessee leased all of the hotel properties. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee has incurred operating losses for financial reporting and Federal income tax purposes for 2004, 2003 and 2002. Based upon current estimates, it is expected that the TRS will continue to operate at a loss.

In connection with its election to be taxed as a REIT, the Company has elected to be subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on assets acquired in a 1999 merger with Supertel Hospitality, Inc. (“Supertel”) are recognized in taxable dispositions of such assets in the subsequent ten-year period. This ten-year period expires October 2009. The Company recognized built-in gains taxes of $286 due to dispositions of properties in 2004 and $178 in 2003.

Financial Instruments

Fair values of financial instruments approximate their carrying values in the financial statements, except for long-term debt for which fair value information is presented in Note 5.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The weighted average number of shares used in the basic EPS computation for 2004, 2003 and 2002 were 12,054, 12,045, and 11,318, respectively.

At December 31, 2004, there were 9,713 HHLP common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the common unit holders (whose units are convertible on a one-to-one basis to common shares) since their share of income would be added back to income. In addition, the HHLP preferred operating units are antidilutive.

Minority Interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. During 2004 and 2003, respectively, 10,479 and 731,234 units of limited partnership interest were redeemed by unitholders. At December 31, 2004, the aggregate partnership interest held by the limited partners in the operating partnership was approximately .1%. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. See additional information regarding operating partnership units in note 8.

Concentration of Credit Risk

The Company maintains a major portion of its deposits, including its repurchase agreements, with US Bank National Association (“US Bank”). At December 31, 2003, the balance on deposit at US Bank exceeded the federal deposit insurance limit; however, management believes that no significant credit risk exists with respect to the uninsured portion of this cash balance. Change of the primary depository for the Company began in January 2005 from US Bank to Great Western Bank, a Nebraska Corporation.

Note 2. Restatement

In order to comply with the requirements of Statement of Financial Accounting Standards (“FAS”) No. 109, Accounting for Income Taxes, and to properly reflect an accrued liability for vested vacation benefits, the Company has determined that certain restatement adjustments to previously issued financial statements are required. In accordance with the REIT Modernization Act (RMA), the company had formed TRS Lessee which leased the Company’s hotels and entered into a management agreement with an independent contractor to manage them as of January 1, 2002. During the fourth quarter of 2002, to meet certain lender requirements, the company transferred furniture, fixtures and equipment belonging to the hotels, to the TRS Lessee which had a difference between the book and tax accumulated depreciation of approximately $2.5 million. Management has determined that in accordance with FAS 109, a deferred tax liability and related income tax expense should have been recorded for the year ended December 31, 2002 of approximately $992,000 as well as a tax benefit effect arising from the change in tax timing differences, primarily accrued vacation, which should have been reflected for the year ended December 31, 2002 of approximately $152,000. Additionally, the company has determined that in accordance with the terms of the management agreement dated January 1, 2002, the company should have recorded a liability of approximately $327,000 to reimburse the management company for the vested accrued vacation costs for the hotel employees of the management company for the year ending December 31, 2002. The recording of the vested vacation accrual created a deferred tax asset for the period ended December 31, 2002. The impact of the restatement on the consolidated balance sheet as of December 31, 2002 and 2003 was approximately $1,167,000 and $1,042,000 respectively, with a total impact on net earnings (loss) of approximately $(1,167,000) and $125,000. As a result of these changes, adjustments have been made to the company’s 2002 and 2003 quarterly and annual financial statements, as well as the first three quarters of 2004. The restated financial statements reflect an adjustment to the deferred tax liability, and accrued expenses with an impact on hotel operating expenses and income tax expense for the quarterly and annual financial statements representing 2002 and 2003, as well as the first three quarters of 2004. The following adjustments were made to net earnings (loss) for each of the unaudited quarters in 2002, 2003 and the first three quarters of 2004:

	3/31/2002	6/30/2002	9/30/2002	12/31/2002	total
Adjustment to Earnings (Loss)	(179,000)	(3,000)	(20,000)	(965,000)	(1,167,000)

	3/31/2003	6/30/2003	9/30/2003	12/31/2003	total
Adjustment to Earnings (Loss)	(16,000)	49,000	69,000	23,000	125,000

	3/31/2004	6/30/2004	9/30/2004
Adjustment to Earnings (Loss)	483,000	(140,000)	(139,000)

While the adjustments impact the net income of the company they do not impact cash flows form operating, investing or financing activities or the actual dividends paid to the stockholders.

In addition to the restatement adjustments reflected in the following tables the effects, if any, of reclassifications of discontinued operations, as required by SFAS 144 have also been included in a separate column.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

The previously reported amounts and restated amounts for the financials of 2003 are as follows:

	As of December 31, 2003
	As Previously Reported	As Restated
Balance Sheets:

Investment in Hotel Properties	$119,699	$119,699
Other Assets	5,250	5,250

Total Assets	$124,949	$124,949

Accounts Payable, Accrued Expenses and Other Liabilities	$4,124	$5,166
Long-Term Debt	77,611	77,611

Total Liabilities	81,735	82,777

Minority Interest	2,113	2,113

Common Stock	120	120
Additional Paid In Capital	51,498	51,498
Distributions in excess of Retained Earnings	(10,517)	(11,559)

Total Shareholders’ Equity	41,101	40,059

Total Liabilities and Shareholders’ Equity	$124,949	$124,949

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

	As of December 31, 2002			As of December 31, 2003
	As Previously Reported	As Restated	Reclassified for SFAS 144	As Previously Reported	As Restated	Reclassified for SFAS 144
Statements of Operations:
Room Rentals	$60,289	$60,289	$58,739	$58,611	$58,611	$57,209
Other Revenues	154	154	154	195	195	195

Total Revenues	60,443	60,443	58,893	58,806	58,806	57,404

Hotel and Property Operation Expenses	43,326	43,653	42,379	42,868	42,891	41,640
Depreciation	7,217	7,217	6,990	6,635	6,635	6,435
General and Administrative Expenses	3,035	3,035	2,989	2,052	2,052	2,052

Total Operating Expenses	53,578	53,905	52,358	51,555	51,578	50,127

Net Gains (Losses) on dispositions of assets	572	572	572	(543)	(543)	(543)
Provision for Impairment Loss	(1,365)	(1,365)	(1,365)	(917)	(917)	—
Interest	(7,870)	(7,870)	(7,771)	(6,294)	(6,294)	(6,244)
Minority Interest Expense	(258)	(258)	(258)	(270)	(270)	(270)

Earnings (Loss) from Continuing Operations before Income Taxes	(2,056)	(2,383)	(2,287)	(773)	(796)	220

Income Taxes - Expense (benefit)	—	846	888	—	(65)	(61)

Earnings (Loss) from Continuing Operations	(2,056)	(3,229)	(3,175)	(773)	(731)	281

Discontinued Operations - Net of Income Taxes	226	232	178	1,657	1,740	728

Net Earnings (Loss)	$(1,830)	$(2,997)	$(2,997)	$884	$1,009	$1,009

Earnings (Loss) Per Share - Basic and Diluted
Continuing Operations	(0.18)	(0.28)	(0.28)	(0.06)	(0.06)	0.02
Discontinued Operations	0.02	0.02	0.02	0.13	0.14	0.06

Net Earnings (Loss)	$(0.16)	$(0.26)	$(0.26)	$0.07	$0.08	$0.08

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

The following table presents our unaudited quarterly balance sheets:

	As Previously Reported 3/31/2003	As Restated 3/31/2003	As Previously Reported 6/30/2003	As Restated 6/30/2003	As Previously Reported 9/30/2003	As Restated 9/30/2003	As Previously Reported 12/31/2003	As Restated 12/31/2003
Balance Sheets:
Accounts Payable, Accrued Expenses and Other Liabilities	$4,838	$6,021	$5,568	$6,702	$3,857	$4,922	$4,124	$5,166

Total Liabilities	98,969	100,152	93,025	94,159	86,694	87,759	81,735	82,777

Distributions in Excess of Retained Earnings	(12,018)	(13,201)	(10,144)	(11,278)	(8,004)	(9,069)	(10,517)	(11,559)

Total Shareholders’ Equity	39,600	38,417	41,474	40,340	43,614	42,549	41,101	40,059

	As Previously Reported 3/31/2004	As Restated 3/31/2004	As Previously Reported 6/30/2004	As Restated 6/30/2004	As Previously Reported 9/30/2004	As Restated 9/30/2004
Balance Sheets:
Accounts Payable, Accrued Expenses and Other Liabilities	$4,224	$4,783	$5,214	$5,913	$6,115	$6,956

Total Liabilities	82,365	82,924	79,818	80,517	76,849	77,690

Distributions in Excess of Retained Earnings	(12,286)	(12,845)	(11,144)	(11,843)	(10,327)	(11,168)

Total Shareholders’ Equity	39,332	38,773	40,474	39,775	41,397	40,556

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

The following table presents our unaudited quarterly results of operations:

	As Previously Reported 3/31/2003	As Restated 3/31/2003	As Reclassified for SFAS 144 3/31/2003	As Previously Reported 6/30/2003	As Restated 6/30/2003	As Reclassified for SFAS 144 6/30/2003
Statements of Operations:
Revenues	$11,918	$11,918	$11,702	$16,071	$16,071	$15,720
Expenses	13,509	13,515	13,189	14,875	14,881	14,520

Earnings (loss) before net gains (losses) on sales of properties, impairment losses and minority interest	(1,591)	(1,597)	(1,487)	1,196	1,190	1,200
Net gains (losses) on sales of properties	—	—	—	(11)	(11)	(11)
Impairment losses	—	—	—	—	—	—
Minority Interest	(79)	(79)	(79)	(80)	(80)	(80)

Earnings (loss) from continuing operations before income taxes	(1,670)	(1,676)	(1,566)	1,105	1,099	1,109

Income tax expense (benefit)	—	12	16	—	(28)	(28)

Earnings (loss) from continuing operations	(1,670)	(1,688)	(1,582)	1,105	1,127	1,137
Discontinued operations	(995)	(993)	(1,099)	769	796	786

Net earnings (loss)	$(2,665)	$(2,681)	$(2,681)	$1,874	$1,923	$1,923

Earnings (loss) per share - basic and diluted
Continuing operations	(0.14)	(0.14)	(0.13)	0.09	0.09	0.09
Discontinued operations	(0.08)	(0.08)	(0.09)	0.06	0.07	0.07

Net earnings (loss)	(0.22)	(0.22)	(0.22)	0.15	0.16	0.16

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

The following table presents our unaudited quarterly results of operations:

	As Previously Reported 9/30/2003	As Restated 9/30/2003	As Reclassified for SFAS 144 9/30/2003	As Previously Reported 12/31/2003	As Restated 12/31/2003	As Reclassified for SFAS 144 12/31/2003
Statements of Operations:
Revenues	$17,490	$17,490	$17,021	$13,327	$13,327	$12,961
Expenses	15,266	15,272	14,853	14,199	14,204	13,809

Earnings (loss) before net gains (losses) on sales of properties, impairment losses and minority interest	2,224	2,218	2,168	(872)	(877)	(848)
Net gains (losses) on sales of properties	(532)	(532)	(531)	—	—	(1)
Impairment losses	—	—	—	(917)	(917)	—
Minority Interest	(60)	(60)	(60)	(51)	(51)	(51)

Earnings (loss) from continuing operations before income taxes	1,632	1,626	1,577	(1,840)	(1,845)	(900)
Income tax expense (benefit)	—	(47)	(47)	—	(2)	(2)

Earnings (loss) from continuing operations	1,632	1,673	1,624	(1,840)	(1,843)	(898)
Discontinued operations	1,351	1,379	1,428	532	558	(387)

Net earnings (loss)	$2,983	$3,052	$3,052	$(1,308)	$(1,285)	$(1,285)

Earnings (loss) per share - basic and diluted
Continuing operations	0.14	0.14	0.13	(0.15)	(0.15)	(0.07)
Discontinued operations	0.11	0.11	0.12	0.04	0.05	(0.03)

Net earnings (loss)	0.25	0.25	0.25	(0.11)	(0.11)	(0.11)

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

The following table presents our unaudited quarterly results of operations:

	As Previously Reported 3/31/2004	As Restated 3/31/2004	As Reclassified for SFAS 144 3/31/2004	As Previously Reported 6/30/2004	As Restated 6/30/2004	As Reclassified for SFAS 144 6/30/2004
Statements of Operations:
Revenues	$12,362	$12,362	$12,182	$15,781	$15,781	$15,781
Expenses	13,512	13,514	13,264	14,294	14,297	14,298

Earnings (loss) before net gains (losses) on sales of properties, impairment losses and minority interest	(1,150)	(1,152)	(1,082)	1,487	1,484	1,483
Net gains (losses) on sales of properties	(19)	(19)	(9)	1	1	1
Impairment losses	—	—	—	—	—	—
Minority Interest	(51)	(51)	(51)	(57)	(57)	(57)

Earnings (loss) from continuing operations before income taxes	(1,220)	(1,222)	(1,142)	1,431	1,428	1,427
Income tax expense (benefit)	—	(573)	(573)	—	202	202

Earnings (loss) from continuing operations	(1,220)	(649)	(569)	1,431	1,226	1,225

Discontinued operations	53	(35)	(115)	314	379	380

Net earnings (loss)	$(1,167)	$(684)	$(684)	$1,745	$1,605	$1,605

Earnings (loss) per share - basic and diluted
Continuing operations	(0.10)	(0.05)	(0.05)	0.12	0.10	0.10
Discontinued operations	0.00	(0.01)	(0.01)	0.03	0.03	0.03

Net earnings (loss)	(0.10)	(0.06)	(0.06)	0.15	0.13	0.13

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

The following table presents our unaudited quarterly results of operations:

	As Previously Reported 9/30/2004	As Restated 9/30/2004	As Reclassified for SFAS 144 9/30/2004
Statements of Operations:
Revenues	$16,841	$16,841	$16,841
Expenses	15,701	15,704	15,709

Earnings (loss) before net gains (losses) on sales of properties, impairment losses and minority interest	1,140	1,137	1,132
Net gains (losses) on sales of properties	(1)	(1)	(1)
Impairment losses	—	—	—
Minority Interest	(55)	(55)	(55)

Earnings (loss) from continuing operations before income taxes	1,084	1,081	1,076
Income tax expense (benefit)	—	200	200

Earnings (loss) from continuing operations	1,084	881	876
Discontinued operations	336	400	405

Net earnings (loss)	$1,420	$1,281	$1,281

Earnings (loss) per share - basic and diluted
Continuing operations	0.09	0.08	0.08
Discontinued operations	0.03	0.03	0.03

Net earnings (loss)	0.12	0.11	0.11

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

Note 3. Investments in Hotel Properties and Related Matters

Investments in hotel properties consisted of the following at December 31:

	2004	2003
Land	$16,759	$17,169
Buildings and improvements	117,402	119,069
Furniture and equipment	29,661	31,496
Construction-in-progress	69	206

	163,891	167,940
Less accumulated depreciation	49,346	48,241

	114,545	119,699
Hotel properties held for sale	—	495

	$114,545	$120,194

•	Entered, through the TRS Lessee, into a management agreement with HHM for management of all of the hotel properties through September 30, 2005.

•	The management agreement with HHM was terminated effective July 31, 2004.

•	Effective August 1, 2004 the TRS Lessee entered into a new hotel management agreement with RHM.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

Note 4. Net Gains (Losses) on Sales of Properties, Impairment Losses and Discontinued Operations

In accordance with SFAS 144, gains, losses and impairment losses on hotel properties sold or classified as held for sale on or after January 1, 2002 are presented in discontinued operations. Gains (losses) on sales of hotel properties and impairment losses on hotel properties are summarized as follows:

	2004	2003	2002
		(Restated)	(Restated)
Continuing Operations
Sales of Properties	$—	$—	$51
Impairment Losses	—	—	(1,365)
Income Taxes	—	(525)	525
Other	(12)	(18)	(4)

	(12)	(543)	(793)

Discontinued Operations	—	—
Sales of Properties	1,031	2,383	2,105
Impairment Losses	—	(2,069)	(881)
Income Taxes	(286)	647	(825)

	745	961	399

Total	$733	$418	$(394)

In 2004, the Company recognized net gains on the disposition of assets of approximately $733, due primarily to net gains on the sale of five hotels ($745, net of built-in gain taxes of $286). In 2003, the Company recognized net gains on the disposition of assets of approximately $418, due primarily to net gains on the sale of seven of the hotels classified for sale ($961, net of built-in gain taxes of $178,) and a provision for built-in gain taxes which was reduced ($300) based on a tax planning strategy implemented in 2003 that resulted in a change in the allocation of hotel sales proceeds between the Company to the TRS Lessee. In 2002, the Company recognized a net loss on the disposition of assets of approximately $394, the Company recorded a provision for built-in gains taxes on properties sold of $300, including a provision of $825 for net built-in gains on properties classified in discontinued operations and a benefit of $525 for net built-in losses on properties classified in continuing operations.

In 2004, no impairment charges were recorded. In 2003, the Company recorded impairment charges on three of the hotels classified for sale ($1,152) and two additional hotels which did not meet the Company’s criteria for classification as held for sale at December 31, 2003 ($917), which were later sold during 2004.

In 2002, the Company also recorded impairment charges on the one hotel classified for sale ($881) classified as discontinued operations; also $1,365 was recorded to a property classified as continuing operations.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

Note 4. Net Gains (Losses) on Sales of Properties, Impairment Losses and Discontinued Operations (continued)

The operating results of hotel properties included in discontinued operations are summarized as follows:

	2004	2003	2002
		(Restated)	(Restated)
Revenues	635	4,499	9,664
Hotel and property operations expenses	(636)	(3,788)	(7,736)
Interest expense	(24)	(542)	(977)
Depreciation and amortization expense	(75)	(461)	(1,220)
Net gain on dispositions of assets	745	3,030	1,280
Provision for impairment loss	—	(2,069)	(881)
Income tax benefit	33	59	48

	678	728	178

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

Note 5. Long-Term Debt

Long-term debt consisted of the following bonds, notes and mortgages payable at December 31:

	2004	2003
SunTrust bonds payable with interest at 8.5% per annum, maturing in varying amounts through November 1, 2005. These bonds were repaid with the proceeds from a new loan from Southern Community Bank & Trust dated November 1, 2004.	—	1,950

Mortgage loan payable to Regions Bank, N.A., evidenced by a promissory note dated August 5, 1998, in the amount of $3 million. The note bears interest during a five-year period beginning August 2003 at 4.875% per annum and thereafter during the remaining term at a rate equal to 250 basis points over the index rate as defined in the promissory note. The interest rate will be adjusted every fifth anniversary. Monthly principal and interest payments are payable through maturity on August 5, 2018, at which point the remaining principal and accrued interest are due.	2,465	2,589

Mortgage loan payable to Susquehanna Bank, evidenced by a promissory note dated February 8, 1999, in the amount of approximately $5 million. The note bears interest at 7.75% per annum. Monthly principal and interest payments are payable through maturity on February 8, 2009, at which point the remaining principal and accrued interest are due.	4,607	4,674

Mortgage loan payable to Greenwich Capital Financial Products, Inc. (“Greenwich”), evidenced by a promissory note dated November 26, 2002, in the amount of $40,000,000. The note bears interest at 7.50% per annum. Monthly principal and interest payments are payable through maturity on December 1, 2012, at which point the remaining principal and accrued interest are due.	38,232	39,145

Mortgage loan payable to First National Bank of Omaha evidenced by a promissory note in the amount of $15 million dated October 20, 1999. The note bears interest at 8.4% per annum. Monthly principal and interest payments are payable through maturity on November 1, 2009, at which point the remaining principal and accrued interest are due.	11,859	12,389

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

Note 5. Long-Term Debt (continued)

Term loan credit facility from U.S. Bank National Association (“U.S. Bank”) evidenced by a promissory note in the amount of $13 million dated October 20, 1999. The note bears interest at 8.31% per annum for the first three years and at LIBOR plus 2.25% in the fourth and fifth years, to be determined by U.S. Bank at the beginning of each respective year. The interest rate at December 31, 2004 was 4.67%. Monthly principal and interest payments are payable through maturity on January 15, 2005, at which point the remaining principal and accrued interest are due. This loan matured and was repaid in January 2005 with borrowings from a revolving credit facility obtained from Great Western Bank.	6,225	8,872

Revolving credit facility from U.S. Bank evidenced by a promissory note dated October 20,1999 for up to $10 million bearing interest at the U.S. Bank National Association Prime Prime Rate (5.00%) at December 31, 2004, payable monthly with the outstanding principal and accrued interest payable in full on December 31, 2005. This note was paid on January 13, 2005 with borrowings from a revolving credit facility obtained from Great Western Bank.	4,520	5,210

Mortgage loans payable to First Citizens National Bank evidenced by promissory notes totaling approximately $1 million. The loan obligations were assumed on October 19, 2000 in conjunction with the acquisition of hotel assets. The notes bear interest at 8.45% per annum with interest rates locked through November 11, 2005. Principal and interest payments are due in monthly installments and the notes mature on July 20, 2012, February 1, 2008 and February 1, 2005, respectively.	493	714

Mortgage loan payable to Security State Bank evidenced by a promissory note in the amount of approximately $.2 million. The loan obligation was assumed on October 20, 2000 in conjunction with the acquisition of hotel assets. The note bears interest at 8.5% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on November 1, 2005.	153	169

Mortgage loan payable to Union Planters Bank evidenced by a promissory note in the amount of approximately $.5 million. The loan obligation was assumed on October 23, 2000 in conjunction with the acquisition of hotel assets. The note bore interest at 7.75% per annum through August 5, 2001 at which time it was reset to the Index (as defined in the note) plus 2.75% (7.44%). The interest rate will be adjusted at the end of every five years. Principal and interest payments are due in monthly installments to October 1, 2014. This loan was paid in full in May 2004 and the facility was terminated.	—	410

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

Note 5. Long-Term Debt (continued)

Mortgage loans payable to Small Business Administration evidenced by promissory notes in the aggregate amounts of approximately $.9 million. The loan obligations were assumed on October 23, 2000, October 19, 2000 and October 20, 2000, respectively, in conjunction with the acquisition of hotel assets. The notes bear interest at 8.12%, 8.95%, and 7.8% per annum, respectively. Principal and interest payments are due in monthly installments to January 1, 2017, December 11, 2011 and May 1, 2013, respectively. Two notes with maturity dates of January 1, 2017 and December 11, 2011 were paid off leaving the remaining maturity of May 1, 2013.	185	729

Loan payable to Southern Community Bank & Trust evidenced by a promissory note in the amount of $780,000 dated January 30, 2003. The note bears interest at the Prime Interest Rate plus a margin of 1.50%. This note was paid with the proceeds from the new loan from Southern Community Bank & Trust dated November 1, 2004.	—	760

Loan payable to Southern Community Bank & Trust evidenced by a promissory note in the amount of $2,684,500 dated November 1, 2004. The note bears interest at an initial interest rate of 6.50%, which will remain in effect for the first 36 months, then adjusted to the three year Treasury Rate plus 3.75% every 36 months over the remaining life of the loan. The loan will have a floor of 6.50% and a ceiling of 11.00%. Principal and interest payments are due in monthly installments to November 1, 2024.	2,679	—

	$71,418	$77,611

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

Note 5. Long-Term Debt (continued)

The long-term debt is secured by 69 of the Company’s hotel properties and one office building. In addition, the Company’s chairman and another director guaranteed, jointly and severally with the Company, the payment of interest and principal on $5,000 of certain of the Company’s outstanding long-term debt with US Bank. As of December 31, 2004 and 2003, the Company had indemnified these individuals should the respective lenders call on these guarantees. Effective January 13, 2005 in conjunction with the repayment in full of the US Bank debt, the personal guarantees were terminated. The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service coverage and loan-to-value ratios and net worth, and place certain restrictions on distributions.

The Company file quarterly loan compliance certificates with certain of its lenders. The Company requested and received under its term loan and revolving credit facility with US Bank, a waiver, which was effective from December 31, 2002 until the Company terminated the facility in January 2005, which permitted it to maintain a higher income to debt ratio than permitted under the loan covenants.

As of September 30, 2004 the Company requested and received a loan to value and a debt service ratio waiver with respect to a term loan with First National Bank of Omaha N.A. Ten of its hotels secure the $12 million term loan. The Company had a loan to value ratio of 63% and a debt service ratio of 1.46:1 as compared to the covenant requirements of the term loan of 60% and 1.5:1. The bank has agreed that through and including June 30, 2006, the loan to value ratio will be determined using a capitalization rate of 11% for valuing the hotels (versus an original rate of 12%) and the debt service coverage ratio will be 1.35:1. As of December 31, 2004, the Company was in compliance with the covenants under this term loan, as so modified.

Aggregate annual principal payments and payments to bond sinking funds for the next five years and thereafter are as follows:

2005	$12,819
2006	2,073
2007	2,238
2008	2,406
2009	6,625
Thereafter	45,257

$71,418

On January 13, 2005, the Company completed a $22,000 revolving credit facility with Great Western Bank. The borrowings from the new credit facility were used to pay the maturing US Bank term note and the US Bank revolving credit facility with balances of $6,013 and $4,520 respectively, as of December 31, 2004. The remainder of the maturities in 2005 consist of principal amortization on other mortgage loans which the Company expects to fund through cash flow from operations.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

At December 31, 2004 and 2003 , the estimated fair values of long-term debt were approximately $76,500 and $77,600, respectively. The fair values were estimated by discounting future cash payments to be made at rates that approximate rates currently offered for loans with similar maturities.

Interest expense on debt that is to be assumed by the buyer and interest expense on debt that is required to be repaid as a result of a disposal transaction is allocated to discontinued operations.

Note 6. Income Taxes

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

In connection with the Company’s election to be taxed as a REIT, it has also elected to be subject to the “built-in gain” rules on the assets formerly held by Supertel. Under these rules, taxes will be payable at the time and to the extent that the net unrealized gains on assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. At December 31, 2004, the income tax bases of the Company’s assets and liabilities were approximately $108,933 and $75,823, respectively.

The TRS net operating loss carryforward from December 31, 2004 as determined for Federal income tax purposes was approximately $626. The availability of such loss carryforward will begin to expire in 2023.

Income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	2004			2003 Restated			2002 Restated
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Deferred:	(227)	(48)	(275)	(99)	(21)	(120)	693	147	840

Discontinued Operations	(27)	(6)	(33)	(49)	(10)	(59)	(40)	(8)	(48)
Continuing Operations	(200)	(42)	(242)	(50)	(11)	(61)	733	155	888

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

The actual income tax expense for the years ended December 31, 2004, 2003 and 2002 differs from the “expected” income tax expense (computed by applying the appropriate U.S. Federal income tax rate of 34% to earnings before income taxes) as a result of the following:

	2004	2003 Restated	2002 Restated
Computed “expected” income tax expense	$(194)	$(48)	$(250)
State income taxes, net Federal income tax benefit	(42)	(10)	(53)
Tax effect of contributed assets	—	—	1,204
Other	(6)	(3)	(13)

	$(242)	$(61)	$888

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and the deferred tax liability at December 31, 2004, 2003 and 2002 follows:

	2004	2003 Restated
Deferred tax assets:
Expenses accrued for consolidated financial statement purposes, nondeductible currently for income tax return purposes	$137	$134
Net operating losses carried forward for federal income tax purposes	251	24

Total deferred tax assets	388	158

Deferred Tax Liabilities:
Book basis of fixed assets in excess of tax basis	833	878

Total deferred tax liabilities	833	878

Net deferred tax liabilities	$445	$720

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. There is no valuation allowance at December 31, 2004, 2003 or 2002.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

Note 7. Commitments and Contingencies and Other Related Party Transactions

Effective January 1, 2002, the Company and HHM entered into a new administrative agreement (the “Administrative Services Agreement”) which replaced the Financial and Administrative Services Agreement. Pursuant to the Administrative Services Agreement, which was terminated effective June 30, 2002, HHM provided the Company with the following services:

•	Accounting and financial reporting, real estate portfolio management and other administrative services for a monthly fee of approximately $71 (“Monthly Administrative Fee”). The Company incurred related fees of $425 in 2002.

•	Capital improvement supervisory services for a fee equal to 9% of the actual documented third party costs that result in capitalized additions to fixed assets at the Company’s hotels. The Company incurred related fees of $118 in 2002. In addition, the Company reimbursed HHM for actual documented salary, benefits and travel expenses of HHM’s employees directly related to providing construction services. For 2002, such reimbursements were $135.

The Construction Services aspect of the Administrative Services Agreement, which would have otherwise expired in September 2003, was also terminated effective June 30, 2002. In doing so, the Company paid an agreement cancellation fee of approximately $211. The consideration for terminating the agreement was recognized as a nonrecurring expense in the second quarter of 2002.

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

The Amended Management Agreement provided for the following:

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

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

•	The TRS Lessee may terminate the agreement with respect to any hotel at any time (without payment of any termination fee) if (i) HHM fails to achieve ninety percent (90%) of the aggregate Approved Budget Hotel NOI (as defined) for all hotels for any calendar year commencing with the year 2003; provided, however, that HHM has the right to avoid termination by supplementing NOI by paying to the TRS Lessee an amount sufficient to increase aggregate NOI to ninety percent (90%) of Approved Budget NOI, (ii) a franchise agreement for such hotel is terminated solely as a result of the failure of HHM to satisfy its obligations under the agreement or, (iii) HHM fails to achieve ninety percent (90%) of the Approved Budget Hotel NOI for all hotels for two consecutive years during the term of the agreement, regardless of whether HHM has supplemented NOI as described in (i) above.

•	The agreement may be terminated by the TRS Lessee upon a change of control of the Company (as defined), in which event the TRS Lessee will pay HHM a termination fee equal to 50% of the sum of HHM’s base and incentive fees for the most recent twelve (12) month period ended prior to the date of termination.

Both the Management Agreement and the Amended Management Agreement provided for the following:

•	Effective January 1, 2002, the TRS Lessee will reimburse HHM up to an aggregate of $300, annually for HHM’s reasonable documented out-of-pocket and compensation expenses for HHM’s employees who oversee sales and marketing activity on behalf of the Hotels, and $150 annually for payroll processing services. However, in consideration of the Company’s continued payment of the Monthly Administrative Fee through June 30, 2002, HHM agreed to waive its marketing and payroll reimbursements through June 30, 2002. The Company incurred related fees of $262, $450 and $225, in 2004, 2003 and 2002, respectively.

•	Upon the Company’s sale of a hotel prior to September 30, 2003, the TRS Lessee paid to HHM a termination fee equal to 33-1/3% of the base management fee and incentive fee, if any, for the most recent 12-month period ended prior to the date of termination. No termination fee is payable upon termination of either of the agreements upon sale of a hotel after September 30, 2003, or upon the sale of a Sale Hotel at any time. The TRS Lessee incurred related fees of $55 and $82 in 2003 and 2002, respectively.

•	In addition to the fees described above, HHM is entitled to an incentive fee equal to 20% of the amount by which “annual aggregate Hotel level net operating income,” for all the hotels for each twelve month period ending September 30, beginning with the twelve month period ended September 30, 2002, exceeds a certain base amount (such base amount is subject to adjustment for future purchases or the termination of an existing Management Agreement or Amended Management Agreement due to the sale of hotels, or for any other reason). A discretionary incentive fee of $67 was paid to HHM in 2003. No incentive fees were paid to HHM in 2002.

Effective July 31, 2004, the TRS Lessee terminated its hotel management agreement with HHM, paying HHM a $500 early termination fee in addition to agreeing to reimburse HHM for certain employment-related severance costs of approximately $189.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

At December 31, 2003 and 2002, accounts payable and accrued expense includes $888, and $79, respectively, due to HHM. On January 1, 2002, the TRS Lessee purchased accounts receivable aggregating approximately $781 from HHM in exchange for a note payable to HHM of the same amount, originally due April 30, 2002 and bearing interest at a rate of 4%. The note was repaid in full in July 2003.

On August 1, 2004, the TRS Lessee entered into a hotel management agreement with Royal Host Management, Inc., a publicly owned real estate investment trust. Royal Host, the parent of Royal Host Management, is an owner, franchisor and manager of limited and focused service hotel properties in the United States and Canada.

The principal provisions of the agreement are as follows:

•	Royal Host Management is paid a base fee equal to 4.75% of gross hotel income;

•	if annual net operating income exceeds 10% of the Company’s total investment in the hotels, then Royal Host receives an incentive fee of 10% of the excess net operating income up to the first $1 million, and 20% of excess net operating income above $1 million;

•	the agreement runs through December 31, 2009 and is automatically extended for five years thereafter if specific net operating income levels are achieved, subject to Royal Host Management’s option not to extend the agreement;

•	either party may terminate the agreement if net operating income is not at least 8.5% of the Company’s total investment in the hotels or if the Company undergo a change in control (if TRS Lessee terminate the agreement for the change in control, then Royal Host Management is paid a termination fee equal to 50% of its basic management fee for the prior 12 months);

•	TRS Lessee may terminate the agreement if any of the hotels fails three successive franchisor inspections if the deficiencies are within the reasonable control of Royal Host Management; and

•	TRS Lessee may also terminate the agreement if tax laws change to allow a hotel REIT to self manage its properties (in which event we would pay Royal Host Management a termination fee equal to 50% of its basic management fee for the prior 12 months).

71

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

Note 7. Commitments and Contingencies and Other Related Party Transactions (continued)

In January 2003, the Company obtained a $780 loan from Southern Community Bank & Trust (“Southern”). George R. Whittemore, Director of the Company, is a member of the Board of Directors of Southern. Further information about the loan from Southern is presented in Note 5.

From January 2003 until August 2004, the Company paid rents and other charges to HHM for the office space it occupied in Columbia, MD. The Company paid base rents of $62 and $71 to HHM for 2004 and 2003, respectively.

The Company assumed land lease agreements in conjunction with purchases of two hotels. One lease requires monthly payments of the greater of $2 or 5% of room revenue through November 2091. The second lease requires an annual payment of $35 through May 2025. Land lease expense totaled approximately $ 86, $83 and $81 in 2004, 2003 and 2002, respectively, and is included in property operating expense.

As of December 31, 2004, the future minimum lease payments applicable to non-cancelable land leases are as follows:

Total
2005	$59
2006	59
2007	59
2008	59
2009	59
Thereafter	2,506

$2,801

Note 8. Capital Stock and Operating Partnership Units

The Company’s common stock is duly authorized, full paid and non-assessable. At December 31, 2004, members of the Board of Directors owned approximately 30% of the Company’s outstanding common stock.

At December 31, 2004, 9,713 of HHLP’s common operating partnership units (“Common OP Units”) were redeemable on a one-for-one basis for shares of common stock. In addition, 195,610 of HHLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The Preferred OP Units are convertible into Common OP Units on a one-for-one basis or may be redeemed for cash at $10 per share until October 2009. Following such conversion, the resulting Common OP Units are redeemable, at the option of the holders, for common shares of the Company. During 2004, 10,479 Common OP Units were redeemed for common shares of HHTI and no preferred units were redeemed for cash or converted to common stock. In addition, the Company agreed to allow the redemption of 127,439 Preferred OP Units at any time, subject to a 60-day notification period. The Preferred OP Units receive a preferred dividend distribution of $1.10 per unit annually, payable on a monthly basis and do not participate in the allocations of HHLP’s profits and losses.

On January 3, 2003, James I. Humphrey, Jr., a director of the Company and the sole shareholder of HHM at December 31, 2003, exercised his redemption rights and caused HHTI to redeem his Common OP Units in exchange for 731,234 shares of common stock of the Company. Following the redemption, Mr. Humphrey held 5,279 Common OP Units through a company he controlled (Humphrey Associates, Inc.). These Common OP Units are also subject to redemption.

72

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

Note 9. Supplementary Data

The following table presents our unaudited quarterly results of operations:

	Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(Restated)	(Restated)	(Restated)
2004
Revenues	$12,182	$15,781	$16,841	$13,005
Expenses	13,264	14,298	15,709	13,253

Earnings (loss) before net gains (losses) on sales of properties, impairment losses and minority interest	(1,082)	1,483	1,132	(248)
Net gains (losses) on sales of properties	(9)	1	(1)	(3)
Impairment losses	—	—	—	—
Minority Interest	(51)	(57)	(55)	(53)

Earnings (loss) from continuing operations before income taxes	(1,142)	1,427	1,076	(304)
Income tax expense (benefit)	(573)	202	200	(71)

Earnings (loss) from continuing operations	(569)	1,225	876	(233)
Discontinued operations	(115)	380	405	8

Net earnings (loss)	$(684)	$1,605	$1,281	$(225)

Net earnings (loss) per share - basic and diluted
Continuing operations	$(0.05)	$0.10	$0.08	$(0.02)
Discontinued operations	(0.01)	0.03	0.03	—

Net earnings (loss)	$(0.06)	$0.13	$0.11	$(0.02)

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

	Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(Restated)	(Restated)	(Restated)	(Restated)
2003
Revenues	$11,702	$15,720	$17,021	$12,961
Expenses	13,189	14,520	14,853	13,809

Earnings (loss) before net gains (losses) on sales of properties, impairment losses and minority interest	(1,487)	1,200	2,168	(848)
Net gains (losses) on sales of assets	—	(11)	(531)	(1)
Impairment losses	—	—	—	—
Minority Interest	(79)	(80)	(60)	(51)

Earnings (loss) from continuing operations before income taxes	(1,566)	1,109	1,577	(900)
Income tax expense (benefit)	16	(28)	(47)	(2)

Earnings (loss) from continuing operations	(1,582)	1,137	1,624	(898)
Discontinued operations	(1,099)	786	1,428	(387)

Net earnings (loss)	$(2,681)	$1,923	$3,052	$(1,285)

Net earnings (loss) per share - basic and diluted
Continuing operations	$(0.13)	$0.09	$0.13	$(0.07)
Discontinued operations	(0.09)	0.07	0.12	(0.04)

Net earnings (loss)	$(0.22)	$0.16	$0.25	$(0.11)

There were no impairment losses recorded for 2004. The amounts of gain on sales of assets are $67 ($.01 per share), $329 ($.03 per share), $347 ($.03 per share) and $2 ($.00 per share) for quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, respectively.

Discontinued operations includes impairment losses of $940 ($.08 per share), $212 ($.02 per share) and $917 ($.08 per share) for the quarters ended March 31, 2003, September 30, 2003 and December 31, 2003, respectively, and gains on sales of properties of $1,026 ($.09 per share), $1,491 ($.12 per share) and $514 ($.04 per share) for the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003, respectively.

Note 10. Subsequent Event

On January 13, 2005, the Company completed a $22,000 revolving credit facility with Great Western Bank and borrowings from the new credit facility were used to pay the maturing US Bank term note and the US Bank revolving credit facility with December 31, 2004 balances of $6,013 and $4,520 respectively.

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

The new loan agreement with Great Western Bank provides the Company with a revolving credit facility through January 13, 2007 (which can be extended by the bank for additional one year periods). With respect to the revolving credit facility:

•	The Company may borrow up to $22,000 (which will be reduced to $20,000 on February 1, 2006) or up to our borrowing base, whichever is lesser. The borrowing base is equal to the lesser of (a) $22,000 (b) the amount the Company could borrow under the credit facility while maintaining an income to debt service coverage ratio of 1.5 to 1 or greater.

•	The borrowing capacity under the revolving credit facility provides the Company a source for operating funds and interim funding and if needed, for the acquisition of hotels.

•	Monthly payments of interest are required for borrowings under the revolving credit facility, which bears interest at the daily prime rate. The interest rate was 5.25% on January 13, 2005.

•	Borrowings under the revolving credit facility mature on January 13, 2007, unless the term of the facility is extended.

•	Borrowings under the revolving credit facility are secured by 19 hotel properties located in Nebraska, Iowa, Kansas, Missouri, Arkansas and Wisconsin. The loans are also secured by the tangible and intangible personal property located at, or used exclusively in connection with the hotels, including inventory, equipment, fixtures, accounts and general intangibles.

Humphrey Hospitality Trust, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2004

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2004
Hotel and Location	Encumbrance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Comfort Inns:
Minocqua, Wisconsin	USR	$214,505	$1,458,389	$—	$211,007	$214,505	$1,669,396	$(558,396)	$1,325,505
Sheboygan, Wisconsin	USR	286,970	1,716,782	—	246,571	286,970	1,963,353	(653,973)	1,596,350
Chambersburg, Pennsylvania	GRW	89,000	2,346,362	—	68,249	89,000	2,414,611	(441,932)	2,061,680
Culpeper, Virginia	GRW	182,264	2,142,652	—	412,594	182,264	2,555,246	(500,513)	2,236,997
Dahlgren, Virginia	SCB	327,514	2,489,390	—	122,201	327,514	2,611,591	(735,555)	2,203,550
Dublin, Virginia	SCB	152,239	3,700,710	—	473,015	152,239	4,173,725	(1,275,578)	3,050,386
Farmville, Virginia	GRW	253,618	2,162,087	—	408,454	253,618	2,570,541	(657,759)	2,166,400
Gettysburg, Pennsylvania	SUS	—	4,158,453	—	124,864	—	4,283,317	(830,477)	3,452,840
Morgantown, West Virginia	GRW	398,322	3,853,651	—	592,826	398,322	4,446,477	(1,130,173)	3,714,626
New Castle, Pennsylvania	GRW	56,648	4,101,254	—	380,693	56,648	4,481,947	(953,981)	3,584,614
Princeton, West Virginia	GRW	387,567	1,774,501	—	461,836	387,567	2,236,337	(628,742)	1,995,162
Rocky Mount, Virginia	GRW	193,841	2,162,429	—	(21,792)	193,841	2,140,637	(489,221)	1,845,256
Solomons, Maryland	GRW	2,303,990	2,988,255	—	1,652,313	2,303,990	4,640,568	(1,421,502)	5,523,056

Super 8:
Creston, Iowa	GRW	56,000	840,580	89,607	2,085,493	145,607	2,926,073	(1,240,803)	1,830,878
Columbus, Nebraska	USE	51,716	571,178	51,666	638,133	103,382	1,209,311	(662,232)	650,461
O’Neill, Nebraska	GRW	75,000	667,074	46,075	1,023,546	121,075	1,690,620	(755,966)	1,055,729
Omaha, Nebraska	FNB	164,034	1,053,620	—	1,103,701	164,034	2,157,321	(1,298,118)	1,023,237
Lincoln, Nebraska (West “O”)	USE	139,603	1,234,988	63,153	833,449	202,756	2,068,437	(1,060,225)	1,210,969
Lincoln, Nebraska (Cornhusker)	USE	226,174	1,068,520	271,817	1,687,227	497,991	2,755,747	(1,280,635)	1,973,104
Keokuk, Iowa	GRW	55,000	642,783	71,175	523,380	126,175	1,166,163	(647,300)	645,038
Iowa City, Iowa	GRW	227,290	1,280,365	—	429,354	227,290	1,709,719	(1,022,494)	914,515
Omaha, Nebraska (Ak-sar-ben)	USE	203,453	1,054,497	—	167,087	203,453	1,221,584	(697,885)	727,151

Humphrey Hospitality Trust, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2004

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2004
Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Super 8 (continued)
Kirksville, Missouri	USR	151,225	830,457	—	183,022	151,225	1,013,479	(583,566)	581,137
Burlington, Iowa	GRW	145,000	867,116	—	261,263	145,000	1,128,379	(605,348)	668,031
Sedalia, Missouri	USR	185,025	917,809	—	552,459	185,025	1,470,268	(728,919)	926,374
Hays, Kansas	FNB	317,762	1,133,765	19,519	237,194	337,281	1,370,959	(789,400)	918,840
Moberly, Missouri	USE	60,000	1,075,235	—	250,316	60,000	1,325,551	(714,370)	671,181
Pittsburg, Kansas	GRW	130,000	852,131	—	153,418	130,000	1,005,549	(561,753)	573,796
Manhattan, Kansas	FNB	261,646	1,254,175	(10,000)	324,861	251,646	1,579,036	(808,475)	1,022,208
Clinton, Iowa	GRW	135,153	805,067	(46,089)	211,792	89,064	1,016,859	(577,866)	528,057
Mt. Pleasant, Iowa	GRW	85,745	536,064	21,507	427,300	107,252	963,364	(509,079)	561,537
Wichita, Kansas	FNB	435,087	1,806,979	—	552,611	435,087	2,359,590	(1,205,257)	1,589,420
Kingdom City, Missouri	FNB	176,970	877,287	—	159,178	176,970	1,036,465	(547,361)	666,074
Lenexa, Kansas	USE	454,113	1,722,866	—	328,954	454,113	2,051,820	(1,073,585)	1,432,347
Pella, Iowa	GRW	61,853	664,610	—	104,993	61,853	769,603	(401,838)	429,618
Storm Lake, Iowa	GRW	90,033	819,202	33,394	461,133	123,427	1,280,335	(556,876)	846,886
West Plains, Missouri	USE	112,279	861,178	—	107,673	112,279	968,851	(469,419)	611,712
Jefferson City, Missouri	USE	264,707	1,206,886	—	253,599	264,707	1,460,485	(701,880)	1,023,312
El Dorado, Kansas	FNB	96,764	418,333	467	482,209	97,231	900,542	(410,375)	587,398
Wayne, Nebraska	FNB	79,127	685,135	—	101,456	79,127	786,591	(351,154)	514,564
Batesville, Arkansas	USR	81,483	811,371	—	83,832	81,483	895,203	(386,035)	590,651
Fayetteville, Arkansas	USR	255,731	1,549,271	—	139,077	255,731	1,688,348	(714,021)	1,230,058
Omaha, Nebraska (West Dodge)	USE	593,518	1,758,275	—	166,922	593,518	1,925,197	(776,562)	1,742,153
Watertown, South Dakota	FNB	51,237	1,296,312	—	452,876	51,237	1,749,188	(609,729)	1,190,697
Norfolk, Nebraska	GRW	226,971	1,587,581	—	388,592	226,971	1,976,173	(658,883)	1,544,262
Park City, Kansas	FNB	275,962	891,933	—	440,802	275,962	1,332,735	(531,050)	1,077,646

Humphrey Hospitality Trust, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2004

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2004
Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Super 8 (continued)
Muscatine, Iowa	UST	204,890	1,616,090	—	204,497	204,890	1,820,587	(611,329)	1,414,148
Fort Madison, Iowa	USR	104,855	871,075	—	124,429	104,855	995,504	(361,480)	738,879
Parsons, Kansas	FNB	167,849	1,195,484	—	127,835	167,849	1,323,319	(393,613)	1,097,555
Portage, Wisconsin	GRW	203,032	1,839,321	—	203,392	203,032	2,042,713	(594,470)	1,651,275
Antigo, Wisconsin	USR	234,605	1,485,579	—	178,460	234,605	1,664,039	(543,106)	1,355,538
Shawano, Wisconsin	GRW	244,935	1,672,123	—	171,181	244,935	1,843,304	(579,594)	1,508,645
Tomah, Wisconsin	USR	211,975	2,079,714	(59,834)	272,103	152,141	2,351,817	(678,696)	1,825,262
Menomonie, Wisconsin	GRW	451,520	2,398,446	—	181,520	451,520	2,579,966	(645,384)	2,386,103
Neosho, Missouri	USE	232,000	1,416,216	—	112,564	232,000	1,528,780	(393,888)	1,366,893
Anamosa, Iowa	SSB	49,981	1,150,688	—	86,917	49,981	1,237,605	(241,414)	1,046,172
Charles City, Iowa	CSB	95,363	1,543,872	—	77,923	95,363	1,621,795	(351,015)	1,366,142

Holiday Inn Express
Danville, Kentucky	GRW	155,717	2,971,403	—	246,358	155,717	3,217,761	(671,784)	2,701,694
Gettysburg, Pennsylvania	SUS	59,634	1,832,171	—	145,929	59,634	1,978,100	(439,539)	1,598,196
Harlan, Kentucky	GRW	—	2,949,276	—	522,504	—	3,471,780	(691,631)	2,780,149

Hampton Inn
Cleveland, Tennessee	GRW	212,914	2,370,499	—	(17,165)	212,914	2,353,334	(515,529)	2,050,718
Jackson, Tennessee	GRW	261,506	3,430,541	—	309,058	261,506	3,739,599	(1,297,295)	2,703,810
Shelby, North Carolina	GRW	253,921	2,782,042	—	39,732	253,921	2,821,774	(661,871)	2,413,824
Brandon, Florida	REG	322,203	3,150,779	—	56,431	322,203	3,207,210	(597,069)	2,932,344

Comfort Suites
Dover, Delaware	GRW	337,113	5,179,187	—	(91,123)	337,113	5,088,064	(1,182,813)	4,242,364

Humphrey Hospitality Trust, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2004

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2004
Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Best Western Suites
Key Largo, Florida	GRW	339,425	3,238,530	—	380,417	339,425	3,618,947	(829,903)	3,128,469

Ramada
Ellenton, Florida	GRW	546,945	2,293,464	—	699,763	546,945	2,993,227	(829,385)	2,710,788
									—

Guest House Inn									—
Ellenton, Florida	GRW	290,373	2,102,371	—	160,773	290,373	2,263,144	(342,991)	2,210,525

Days Inn
, Virginia	GRW	384,591	1,967,727	—	95,209	384,591	2,062,936	(501,848)	1,945,679

Subtotal Hotel Properties		16,137,486	120,234,156	552,457	24,738,445	16,689,943	144,972,601	(48,171,908)	113,490,636
Construction in Progress		—	—	—	69,231	—	69,231	—	69,231
Office building		68,765	1,516,627	—	573,438	68,765	2,090,065	(1,173,674)	985,156

Total		$16,206,251	$121,750,783	$552,457	$25,381,114	$16,758,708	$147,131,897	$(49,345,582)	$114,545,023

Encumbrance codes refer to the following lenders:

USR = US Bank Revolver	4,520,051	USE = US Bank $13M Term Loan	6,224,903
GRW = Greenwich Capital Loan	38,231,820	FNB = First National Bank of Omaha	11,859,546
REG = Regions Bank (FL)	2,464,737	SUS = Susquehanna Bank	4,605,718
SSB = Security State Bank	153,363	CSB = First Citizens National Bank	493,102
NON = Unencumbered		SBA = Small Business Administration	185,498
		SCB = Southern Community Bank	2,678,879

Humphrey Hospitality Trust, Inc. and Subsidiaries

NOTES TO SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2004

	ASSET BASIS	Total
(a)	Balance at December 31, 2001	$207,586,397

	Additions to buildings and improvements	2,708,045
	Disposition of buildings and improvements	(24,898,559)
	Impairment loss	(2,245,500)

	Balance at December 31, 2002	$183,150,383

	Additions to buildings and improvements	4,642,142
	Disposition of buildings and improvements	(16,934,007)
	Impairment loss	(2,069,000)

	Balance at December 31, 2003	$168,789,518

	Additions to buildings and improvements	3,917,677
	Disposition of buildings and improvements	(8,816,590)
	Impairment loss	—

	Balance at December 31, 2004	$163,890,605

	ACCUMULATED DEPRECIATION	Total
(b)	Balance at December 31, 2001	$45,767,978

	Depreciation for the period ended December 31, 2002	8,209,391
	Depreciation on assets sold or disposed	(6,506,198)

	Balance at December 31, 2002	$47,471,171

	Depreciation for the period ended December 31, 2003	6,896,100
	Depreciation on assets sold or disposed	(5,772,325)

	Balance at December 31, 2003	$48,594,946

	Depreciation for the period ended December 31, 2004	6,487,831
	Depreciation on assets sold or disposed	(5,737,195)

	Balance at December 31, 2004	$49,345,582

(c)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $163,500,000.

(d)	Depreciation is computed based upon the following useful lives:

Buildings and improvements	20 - 40 years
Furniture and equipment	5 - 12 years

(e)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in note 5 to the consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2004 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. Except as described below, no changes in the company’s internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

The company has determined that the accounting errors that resulted in the restatement of prior periods described in this report indicate a material weakness in internal control with respect to accounting for income taxes and vested accruals. The company’s accounting for income taxes had been based on prior consultations with its independent public accountants. During the third quarter of 2004, new executive management was appointed by the board, and changes occurred in the company’s accounting staff. The errors were subsequently discovered by management in the process of performing their year-end reporting and disclosure review. Accordingly, the company determined that the internal control deficiencies which were present previous to the fourth quarter of fiscal 2004 that resulted in the material weaknesses described above, have been corrected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information concerning the directors and executive officers of the Company is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”) under the captions “Election of Directors,” ”Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Information regarding executive and director compensation is incorporated by reference to the 2005 Proxy Statement under the captions “Executive Officer Compensation,” “Director Compensation” and “Compensation Committee Report.” Information regarding the Company’s stock performance is incorporated by reference to the 2005 Proxy Statement under the caption “Performance Graph.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, of each director and executive officer of Humphrey Hospitality Trust, Inc., and all directors and executive officers as a group, is incorporated by reference to the 2005 Proxy Statement under the caption “Ownership of the Company’s Common Stock By Management and Certain Beneficial Owners.”

No securities of the Company are authorized for issuance under equity compensation plans at December 31, 2004.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated by reference to the 2005 Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material in the 2005 Proxy Statement under the caption “Principal Accountant Fees and Services” and “Pre-approval Policies.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Schedules.

(b)	Exhibits

3.1	Second Amended and Restated Articles of Incorporation of the Registrant

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2004).

10.1	Third Amended and Restated Agreement of Limited Partnership of Humphrey Hospitality Limited Partnership (incorporated by reference exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.2	Non-Competition Agreement, dated as of November 29, 1994, among the Company, Humphrey Hospitality Limited Partnership, James I. Humphrey, Jr. and Humphrey Associates (incorporated by reference to the Company’s Registration Statement on Form S-11 (Registration No. 33-83658)).

10.3	Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership, Humphrey Hospitality REIT Trust and Steve H. Borgmann (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.4	Non-Competition Agreement between the Company, Humphrey Hospitality Limited Partnership and Humphrey Hospitality REIT Trust and Paul J. Schulte (incorporated by reference to Exhibit 24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.5	Loan Agreement between First National Bank of Omaha, N.A. and Supertel Hospitality, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.6	Lease Termination Agreement dated as of December 31, 2001, among Humphrey Hospitality Management, Inc., Supertel Hospitality Management, Inc., Humphrey Hospitality Trust, Inc., Humphrey Hospitality Limited Partnership, E&P Financing Limited Partnership, Solomon Beacons Inn Limited Partnership and TRS Leasing, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2001).

10.7	Management Agreement dated as of January 1, 2002 between TRS Leasing, Inc. and Humphrey Hospitality Management, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2001).

10.8	New Administrative Services Agreement dated as of January 1, 2002 among Humphrey Hospitality Limited Partnership, E&P Financing Limited Partnership, Humphrey Hospitality Trust, Inc., and Humphrey Hospitality Management, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 31, 2001).

10.9	Form of Master Lease Agreement made as of January 1, 2002 by and between Humphrey Hospitality Limited Partnership, E&P Financing Limited Partnership and Solomons Beacon Inn Limited Partnership and TRS Leasing, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.10	Letter agreement dated December 31, 2001 among Humphrey Hospitality Limited Partnership, Humphrey Hospitality Management, Inc., E&P Financing Limited Partnership and Solomons Beacon Inn Limited Partnership (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.11	Letter agreement dated March 22, 2002 among Humphrey Hospitality Limited Partnership, Humphrey Hospitality Management, Inc., E&P Financing Limited Partnership and Solomons Beacon Inn Limited Partnership (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-Kfor the fiscal year ended December 31, 2001).

10.12	Loan Agreement dated as of November 26, 2002, by and among Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.13	Promissory Note between Solomons Beacon Inn Limited Partnership and TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc. dated as of November 26, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.14	Guaranty of Recourse Obligations made by Humphrey Hospitality Trust, Inc., as guarantor, in favor of Greenwich Capital Financial Products, Inc., dated as of November 26, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.15	Pledge and Security Agreement by Humphrey Hospitality Trust, Inc., Humphrey Hospitality Limited Partnership, TRS Leasing, Inc. and Solomons GP, LLC, for the benefit of Greenwich Capital Financial Products, Inc. dated as of November 26, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 26, 2002 ).

10.16	Master Lease Agreement dated as of November 26, 2002, between Solomons Beacon Inn Limited Partnership, as lessor, and TRS Subsidiary, LLC, as lessee (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.17	First Amended and Restated Master Lease Agreement dated as of November 26, 2002, between Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership, as lessors, and TRS Leasing Subsidiary, LLC, as lessee, and Solomons Beacon Inn Limited Partnership as withdrawing lessor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.18	First Amended and Restated Hotel Management Agreement between TRS Leasing, Inc., TRS Subsidiary, LLC and Humphrey Hospitality Management, Inc. dated November 26, 2002 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.19	Separation Agreement and Release, dated as of July 22, 2004, by and between the Company and George R. Whittemore (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed on July 23, 2004).

10.20	Separation Agreement and Release, dated July 14, 2004, by and between the Company and Michael M. Schurer (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on July 23, 2004).

10.21	Termination Agreement dated as of July 20, 2004 between TRS Leasing, Inc., TRS Subsidiary, LLC and Humphrey Hospitality Management, Inc. and Supertel Hospitality Management, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.22	Hotel Management Agreement, dated as of August 1, 2004 between TRS Leasing, Inc., TRS Subsidiary, LLC and Royal Host Management, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

21.0	* Subsidiaries.

23.1	* Consent of KPMG LLP.

31.1	* Section 302 Certification of Chief Executive Officer.

31.2	* Section 302 Certification of Chief Financial Officer.

32.1	* Section 906 Certifications.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUMPHREY HOSPITALITY TRUST, INC.

	By:	/s/ Paul J. Schulte
March 30, 2005		Paul J. Schulte
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated above.

By:	/s/ Paul J. Schulte
Paul J. Schulte
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Donavon A. Heimes
Donavon A. Heimes
Chief Financial Officer, Treasurer and Corporate Secretary
(principal financial and accounting officer)

By:	/s/ Paul J. Schulte
Paul J. Schulte
Chairman of the Board

By:	/s/ Steve H. Borgmann
Steve H. Borgmann
Director

By:	/s/ Loren Steele
Loren Steele
Director

By:	/s/ Joseph Caggiano
Joseph Caggiano
Director

By:	/s/ Jeffrey M. Zwerdling
Jeffrey M. Zwerdling
Director

By:	/s/ Allen L. Dayton
Allen L. Dayton
Director

By:	/s/ George R. Whittemore
George R. Whittemore
Director