Form 10-Q
period 2005-03-31
HUMPHREY HOSPITALITY TRUST INC
filed 2005-05-12
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005.

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

As of April 29, 2005, there were 12,059,849 shares of common stock, par value $.01 per share, outstanding.

HUMPHREY HOSPITALITY TRUST, INC.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Investments in hotel properties	$164,854	$163,891
Less accumulated depreciation	50,869	49,346

	113,985	114,545

Cash and cash equivalents	790	317
Accounts receivable	1,093	803
Prepaid expenses and other assets	1,778	1,699
Deferred financing costs, net	1,740	1,559

	$119,386	$118,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$6,772	$5,769
Long-term debt	71,993	71,418

	78,765	77,187

Minority interest in consolidated partnerships	2,023	2,024

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 12,059,849 shares outstanding.	121	121

Additional paid-in capital	51,585	51,585
Distributions in excess of retained earnings	(13,108)	(11,994)

	38,598	39,712

COMMITMENTS AND CONTINGENCIES
	$119,386	$118,923

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
REVENUES
Room rentals and other hotel services	$12,262	$12,094
Other	45	88

	12,307	12,182

EXPENSES
Hotel and property operations	9,363	9,648
Depreciation and amortization	1,663	1,604
General and administrative	601	602

	11,627	11,854

EARNINGS FROM CONTINUING OPERATIONS BEFORE GAINS (LOSSES) ON DISPOSITIONS OF ASSETS, MINORITY INTEREST AND INTEREST EXPENSE	680	328

Net gains (losses) on dispositions of assets	(1)	(9)
Interest expense	(1,393)	(1,410)
Minority interest	(53)	(51)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(767)	(1,142)

Income tax (expense) benefit	376	573

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(391)	(569)

Earnings (loss) from discontinued operations - net of income taxes	—	(115)

NET EARNINGS (LOSS)	$(391)	$(684)

NET EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED:
Continuing operations	$(0.03)	$(0.05)
Discontinued operations	—	(0.01)

Net earnings (loss)	$(0.03)	$(0.06)

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

HUMPHREY HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(391)	$(684)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,663	1,647
Amortization of deferred financing costs	78	53
(Gains) losses on dispositions of assets	1	(58)
Minority interest	53	51
Provision for deferred taxes	(376)	(482)
Changes in operating assets and liabilities:
(Increase) decrease in assets	(371)	(246)
Increase in liabilities	1,259	95

Net cash provided by operating activities	1,916	376

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(1,103)	(612)
Proceeds from sale of assets	1	577

Net cash used by investing activities	(1,102)	(35)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(259)	—
Principal payments on long-term debt	(11,229)	(1,254)
Proceeds from long-term debt	11,804	1,784
Distributions to minority partners	(54)	(55)
Dividends paid	(603)	(602)

Net cash used by financing activities	(341)	(127)

Increase in cash and cash equivalents	473	214

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	317	303

CASH AND CASH EQUIVALENTS, END OF PERIOD	$790	$517

NON CASH INVESTING AND FINANCING ACTIVITIES
Dividends declared	724	603

ADDITIONAL INFORMATION
Interest paid	1,257	1,329

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Humphrey Hospitality Trust, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2005 and 2004

(Unaudited)

General

Humphrey Hospitality Trust, Inc. (HHTI) was incorporated on August 23, 1994. HHTI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

Through its wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”), owns a controlling interest in Humphrey Hospitality Limited Partnership (“HHLP”) and E&P Financing Limited Partnership (collectively, the “Partnerships”). As of March 31, 2005, the Company owned an approximately 98% general partnership interest in HHLP and a 100% interest in E&P Financing Limited Partnership. Humphrey Hospitality Limited Partnership owns a 100% interest in Solomons GP, LLC which owns a 99% general partnership interest in Solomons Beacon Inn Limited Partnership. The Company owns the remaining 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the “Subsidiary Partnership”).

As of March 31, 2005, the Company, through the Partnerships and the Subsidiary Partnership, owned 69 limited service hotels (each a “Hotel”, or collectively the “Hotels”) and one office building. The Hotels are leased to the Company’s taxable REIT subsidiary, TRS Leasing, Inc. and its wholly owned subsidiary, TRS Subsidiary, LLC (collectively the “TRS Lessee”), and are managed by Royal Host Management Inc. (RHM). RHM is a subsidiary of Royal Host, Inc., a Canada based publicly owned Real Estate Investment Trust.

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2004 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Humphrey Hospitality Trust, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2005 and 2004

(Unaudited)

Hotel Properties Held For Sale and Discontinued Operations

As of March 31, 2005, the Company did not have hotels classified as held for sale. As of March 31, 2004, the Company had one property classified as held for sale.

The operating results of the hotels that were sold by the Company during 2004 for the three months ended March 31, 2004, are included in discontinued operations and are summarized as follows (in thousands):

Quarter Ended March 31,
2004
Revenues	$288
Hotel and property operations expenses	(330)
Interest expense	(6)
Depreciation expense	(43)
Gains on disposition of assets, net of built in gains tax	67
Provision for impairment loss	—
Income Tax (expense) benefit	(91)

$(115)

Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period. The weighted average number of shares used in the basic and diluted EPS computation for the three months ended March 31, 2005 and 2004 were 12,059,849 and 12,049,370, respectively.

At March 31, 2005 and 2004, there were 9,713 and 20,192, respectively, of common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the calculation because income allocated to the common unit holders (whose units are convertible on a one-to-one basis to common shares) would be added back to earnings. In addition, the HHLP preferred operating units are antidilutive.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Humphrey Hospitality Trust, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2005 and 2004

(Unaudited)

Debt Financing

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

The new loan agreement with Great Western Bank provides the Company with a revolving credit facility through January 13, 2007 (which can be extended by the bank for additional one year periods). With respect to the revolving credit facility:

•	The Company may borrow up to $22,000 (which will be reduced to $20,000 on February 1, 2006) or up to our borrowing base, whichever is lesser. The borrowing base is equal to the lesser of $22,000 or the amount the Company could borrow under the credit facility while maintaining an income to debt service coverage ratio of 1.5 to 1 or greater.

•	The borrowing capacity under the revolving credit facility provides the Company a source for operating funds and interim funding and if needed, for the acquisition of hotels.

•	Monthly payments of interest are required for borrowings under the revolving credit facility, which bears interest at the daily prime rate. The interest rate was 5.25% on January 13, 2005 and was 5.75% on March 31, 2005.

•	Borrowings under the revolving credit facility mature on January 13, 2007, unless the term of the facility is extended.

•	The Company has drawn $11.8 million on the revolving credit facility as of March 31, 2005 and has $10.2 available on March 31, 2005.

•	The Company is required to meet certain quarterly covenant compliance tests requirements and as of March 31, 2005 the Company is in compliance with the debt covenants.

Borrowings under the revolving credit facility are secured by 19 hotel properties located in Nebraska, Iowa, Kansas, Missouri, Arkansas and Wisconsin. The loans are also secured by certain hotel property assets.

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Forward-Looking Statements

Certain information both included and incorporated by reference in this management’s discussion and analysis and other sections of this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on assumptions that management has made in light of experience in the business in which we operate, as well as management’s perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances. These statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Management believes that these forward-looking statements are based on reasonable assumptions.

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

Our significant events for the three months ended March 31, 2005 include:

•	The Company paid dividends for the first quarter ended March 31, 2005 of $.06 per share, which is an increase of 20% from the March 31, 2004 quarter of $.05 per share;

•	On January 13, 2005, the Company entered into a loan agreement with Great Western Bank in the amount of a $22 million revolving credit facility, which was used to pay off existing indebtedness of approximately $10.5 million owed to U.S. Bank National Association with the balance being available for general corporate purposes;

•	The Company realized a decrease in losses of $.03 per diluted share for three months ended March 31, 2005 vs March 31, 2004.

Through our wholly owned subsidiaries, Humphrey Hospitality REIT Trust and E&P REIT Trust we own a controlling interest in Humphrey Hospitality Limited Partnership and E&P Financing Limited Partnership. As of March 31, 2005, we owned an approximately 98% general partnership interest in

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Significant Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make certain estimates and judgments that affect the Company’s financial position and results of operations. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005. There have been no changes in the Company’s accounting policies since December 31, 2004.

General

The discussion that follows is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2005 and 2004, and should be read along with the consolidated financial statements and notes.

Same-store comparisons below reflect the revenues and expenses of the Company’s 69 hotels that have been continuously in operation over the 15-month period ended March 31, 2005, and have not otherwise been classified as held for sale or sold during this period. Accordingly, the same-store comparisons exclude the operations of five hotels sold in 2004.

Results of Operations

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004.

Operating results are summarized as follows (in thousands):

	2005			2004			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$12,307	$—	$12,307	$12,182	$288	$12,470	$125
Hotel and property operations expenses	(9,363)	—	(9,363)	(9,648)	(330)	(9,978)	285
Interest expense	(1,393)	—	(1,393)	(1,410)	(6)	(1,416)	17
Depreciation and amortization expense	(1,663)	—	(1,663)	(1,604)	(43)	(1,647)	(59)
General and administrative expenses	(601)	—	(601)	(602)	—	(602)	1
Net gains (losses) on dispositions of assets, net of built in gains tax	(1)	—	(1)	(9)	67	58	8
Minority interest	(53)	—	(53)	(51)	—	(51)	(2)
Income tax (expense) benefit	376	—	376	573	(91)	482	(197)

	$(391)	$—	$(391)	$(569)	$(115)	$(684)	$178

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 increased $125,000 while Hotel and property operations expenses

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

declined $285,000 during the same periods. The increase in revenue was primarily a result of a increase in average daily rate (“ADR”) of $1.39 which caused an increase in revenue per available room (“RevPAR”) of $0.78 for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. This was partially offset by the first quarter of 2004 having one less day and an insurance settlement received of approximately $44,000 during the three months ended March 31, 2004.

The decrease in Hotel and property operations expenses was principally a result of a decrease in payroll of $222,000; marketing and payroll services of $112,000; and reservation, management fee and insurance cost of $123,000. This was partially off set by an increase in Franchise fees and room supplies of $180,000.

Discontinued Operations

The discontinued operations for three months ended March 31, 2004 reflects revenues and operation expenses related to activity for five hotels classified as discontinued operations.

Interest Expense and Depreciation Expense

Interest expense declined by approximately $17,000 during the three months ended March 31, 2005, due primarily to the early extinguishment of long-term debt using the proceeds from the sale of hotel properties, which was partially offset by an increase in the amortization of deferred financing costs for the same time period. Depreciation expense increased $59,000, primarily as a result of the increase of furniture, fixtures and equipment.

Dispositions

During the first quarter of 2004, the Company recognized a gain on dispositions of assets of approximately $58,000, primarily on the sale of one hotel.

Income Tax

Income tax benefit declined by approximately $197,000 primarily as a result of the decrease in the taxable loss of the Company’s taxable subsidiary, the TRS Lessee.

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

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Financing

At March 31, 2005, the Company had long-term debt of $72 million consisting of bonds, notes and mortgages payable, with a weighted average term to maturity of 6.6 years, and a weighted average interest rate of 7.3%. Aggregate annual principal payments for the remainder of 2005 and thereafter are as follows (in thousands):

2005	$1,592
2006	2,073
2007	14,041
2008	2,406
2009	6,625
Thereafter	45,256

$71,993

The Company currently intends to finance or refinance the debt payments coming due in 2005 as follows:

•	The term loan from Security State Bank has a due date of November 1, 2005. The Company expects to pay in full the remaining balance of that term loan (approximately $150,000 at November 2005).

•	The remainder of the maturities in 2005 consists of principal amortization on other mortgage loans which the Company expects to fund through cash flow from operations.

The Company is required to make certain quarterly covenant compliance tests for some of its lenders. As of March 31, 2005 the Company is in compliance with the debt covenants of its lenders.

Redemption of Preferred Operating Partnership (“OP”) Units

At March 31, 2005, there were 195,610 of HHLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The Preferred OP Units are convertible into common operating partnership units (“Common OP Units”) on a one-for-one basis or may be redeemed for cash at $10 per share until October 2009. Following such conversion, the resulting Common OP Units are redeemable, at the option of the holders, for common shares of the Company. During the three months ended March 31, 2005 no Preferred OP Units were redeemed for cash or converted to common stock. The Company has agreed to allow the redemption of 127,439 Preferred OP Units at any time, subject to a 60-day notification period. The Preferred OP Units receive a preferred dividend distribution of $1.10 per unit annually, payable on a monthly basis and do not participate in the allocations of HHLP’s profits and losses.

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

	Total	Payments Due by Period
Contractual Obligations		Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$103,490	$4,695	$25,290	$16,702	$56,803
Land leases	2,786	44	118	118	2,506
Capitalized lease including interest	46	8	22	16	—

Total contractual obligations	$106,322	$4,747	$25,430	$16,836	$59,309

The Company has various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less.

Off Balance Sheet Financing Transactions

The Company has not entered into any off balance sheet financing transactions.

Funds from Operations

The Company’s funds from operations (“FFO”) for the three months ended March 31, 2005 were approximately $1.3 million, representing an increase of approximately $365,000 from FFO of $905,000 reported for the three months ended March 31, 2004. FFO is reconciled to net earnings as follows (in thousands):

	Three months ended March 31,
	2005	2004
Net earnings (loss)	$(391)	$(684)
Depreciation	1,660	1,647
(Gains) losses on disposition of real estate assets	1	(58)

FFO	$1,270	$905

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

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”) and Occupancy

The following tables present the Company’s RevPAR, ADR and Occupancy, by franchise affiliation, on a same-store basis for the three months ended March 31, 2005 and 2004, respectively. Same-store comparisons below include the Company’s 69 hotels that have been continuously in operation, and have not been classified as held for sale, or sold during this period. Accordingly, the same-store comparisons exclude the operations of five hotels sold in 2004.

The Company’s RevPAR, ADR and Occupancy, by state, on a same-store basis, for the three months ended March 31, 2005 and 2004, respectively, were as follows:

	Three months ended March 31, 2005			Three months ended March 31, 2004
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Arkansas	$26.87	55.4%	$48.45	$22.15	48.3%	$45.88
Delaware	49.09	66.9%	73.33	58.49	86.6%	67.54
Florida	71.24	87.3%	81.57	70.52	87.1%	80.98
Iowa	22.68	55.5%	40.90	20.05	50.9%	39.37
Kansas	25.81	57.0%	45.31	24.27	54.5%	44.56
Kentucky	28.92	46.6%	62.06	28.09	50.0%	56.14
Maryland	37.58	54.9%	68.45	32.64	49.4%	66.05
Missouri	20.11	46.5%	43.29	19.57	44.3%	44.14
Nebraska	18.88	45.9%	41.13	19.99	50.5%	39.55
North Carolina	28.00	47.8%	58.62	26.75	50.5%	52.95
Pennsylvania	28.88	52.5%	54.97	26.36	50.5%	52.16
South Dakota	19.41	43.8%	44.36	21.96	51.3%	42.77
Tennessee	40.75	68.6%	59.41	39.04	67.5%	57.88
Virginia	33.38	59.5%	56.09	29.48	56.6%	52.08
West Virginia	39.87	67.9%	58.75	38.42	68.1%	56.37
Wisconsin	23.72	46.8%	50.67	28.12	54.0%	52.10

	$28.26	54.9%	$51.47	$27.48	54.9%	$50.08

The Company’s RevPAR, ADR and Occupancy, by franchise affiliation, on a same-store basis, for the three months ended March 31, 2005 and 2004, respectively, were as follows:
	Three months ended March 31, 2005			Three months ended March 31, 2004
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Super 8	$22.11	51.1%	$43.26	$21.68	50.9%	$42.56
Comfort Inn/Comfort Suites	34.39	58.1%	59.22	32.75	58.4%	56.05
Hampton Inn	47.50	67.6%	70.22	45.54	68.1%	66.89
Holiday Inn Express	28.71	47.7%	60.23	27.21	49.0%	55.52
Best Western Suites	107.34	97.4%	110.19	113.38	87.9%	128.97
Ramada Limited	57.13	90.6%	63.06	54.39	89.1%	61.01
GuestHouse Inn	51.40	80.3%	64.03	51.79	84.7%	61.12
Days Inn	25.64	51.4%	49.87	25.19	48.6%	51.84

	$28.26	54.9%	$51.47	$27.48	54.9%	$50.08

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

There has been no material change in the Company’s market risk exposure subsequent to December 31, 2004.

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

PART II. OTHER INFORMATION:

Item 5. Other Information

Summary Financial Data

The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the consolidated statements of operations and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(In thousands, except per share and statistical data)	Three months ended March 31,
	2005	2004
Earnings (loss) from continuing operations	$(391)	$(569)

Net earnings (loss) per share from continuing operations - basic and diluted	$(0.03)	$(0.05)

FFO	$1,270	$905

FFO per diluted share	0.11	0.08

Net cash flow:
Provided by operating activities	$1,916	$376
Used by investing activities	$(1,102)	$(35)
Used by financing activities	$(341)	$(127)

Weighted average number of shares outstanding - basic and diluted	12,060	12,049

RECONCILIATION OF NET EARNINGS (LOSS) TO FFO
Net earnings (loss)	$(391)	$(684)
Depreciation	1,660	1,647
(Gains) losses on disposition of real estate assets	1	(58)

FFO (1)	$1,270	$905

ADDITIONAL INFORMATION
Same-store ADR	$51.47	$50.08
Same-store RevPAR	$28.26	$27.48
Same-store occupancy percentage	54.9%	54.9%

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

PART II. OTHER INFORMATION, CONTINUED:

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

Item 6. Exhibits

Exhibits:

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

PART II. OTHER INFORMATION, CONTINUED:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMPHREY HOSPITALITY TRUST, INC.

By:	/s/ Paul J. Schulte
Paul J. Schulte
President and Chief Executive Officer

Dated this 12th day of May, 2005

By:	/s/ Donavon A. Heimes
Donavon A. Heimes
Chief Financial Officer, Treasurer and Secretary

Dated this 12th day of May, 2005