Form 10-Q
period 2005-06-30
SUPERTEL HOSPITALITY INC
filed 2005-08-11
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number: 0-25060

SUPERTEL HOSPITALITY, INC.

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

As of July 29, 2005, there were 12,064,283 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Investments in hotel properties	$166,144	$163,891
Less accumulated depreciation	52,406	49,346

	113,738	114,545

Cash and cash equivalents	640	317
Accounts receivable	1,185	803
Prepaid expenses and other assets	1,983	1,699
Deferred financing costs, net	1,659	1,559

	$119,205	$118,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$7,265	$5,769
Long-term debt	70,608	71,418

	77,873	77,187

Minority interest in consolidated partnerships	1,983	2,024

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 12,064,283 shares outstanding.	121	121

Additional paid-in capital	51,626	51,585
Distributions in excess of retained earnings	(12,398)	(11,994)

	39,349	39,712

COMMITMENTS AND CONTINGENCIES

	$119,205	$118,923

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES
Room rentals and other hotel services	$16,084	$15,753	$28,347	$27,846
Other	42	28	87	117

	16,126	15,781	28,434	27,963

EXPENSES
Hotel and property operations	10,696	10,846	20,057	20,494
Depreciation and amortization	1,651	1,577	3,315	3,181
General and administrative	646	476	1,248	1,078

	12,993	12,899	24,620	24,753

EARNINGS FROM CONTINUING OPERATIONS BEFORE NET GAINS (LOSSES) ON DISPOSITIONS OF ASSETS, MINORITY INTEREST AND INTEREST EXPENSE	3,133	2,882	3,814	3,210

Net gains (losses) on dispositions of assets	1	1	—	(8)
Interest expense	(1,406)	(1,399)	(2,799)	(2,809)
Minority interest	(55)	(57)	(108)	(108)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,673	1,427	907	285

Income tax (expense) benefit	(239)	(202)	137	371

EARNINGS FROM CONTINUING OPERATIONS	1,434	1,225	1,044	656

Earnings from discontinued operations - net of income taxes	—	380	—	265

NET EARNINGS	$1,434	$1,605	$1,044	$921

NET EARNINGS PER SHARE - BASIC AND DILUTED:
Continuing operations	$0.12	$0.10	$0.09	$0.05
Discontinued operations	—	0.03	—	0.02

Net earnings	$0.12	$0.13	$0.09	$0.07

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	YTD Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,044	$921
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,315	3,251
Amortization of deferred financing costs	159	107
(Gains) losses on dispositions of assets	—	(394)
Minority interest	108	108
Provision for deferred taxes	(137)	(342)
Changes in operating assets and liabilities:
Increase in assets	(672)	(490)
Increase in liabilities	1,513	1,090

Net cash provided by operating activities	5,330	4,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(2,505)	(1,875)
Proceeds from sale of assets	3	2,241

Net cash provided by (used by) investing activities	(2,502)	366

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(259)	—
Principal payments on long-term debt	(11,700)	(4,290)
Proceeds from long-term debt	10,890	1,284
Distributions to minority partners	(108)	(110)
Dividends paid	(1,328)	(1,205)

Net cash used by financing activities	(2,505)	(4,321)

Increase in cash and cash equivalents	323	296

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	317	303

CASH AND CASH EQUIVALENTS, END OF PERIOD	$640	$599

NON CASH INVESTING AND FINANCING ACTIVITIES
Dividends declared	$1,448	$1,205
Conversion of operating partnership units	$41	—

ADDITIONAL INFORMATION
Interest paid	$2,596	$2,646

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2005 and 2004

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for Federal income tax purposes. On May 26, 2005 the Company changed its name from Humphrey Hospitality Trust, Inc. to “Supertel Hospitality, Inc.” following approval of the name change by the shareholders at the annual meeting on May 26, 2005.

Through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”), own a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (collectively, the “Partnerships”). As of June 30, 2005, the Company owned an approximately 98% general partnership interest in SLP and a 100% interest in E&P Financing Limited Partnership. SLP owns a 100% interest in Solomons GP, LLC which owns a 99% general partnership interest in Solomons Beacon Inn Limited Partnership. The Company owns the remaining 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the “Subsidiary Partnership”).

As of June 30, 2005, the Company, through the Partnerships and the Subsidiary Partnership, owned 69 limited service hotels (each a “Hotel”, or collectively the “Hotels”) and one office building. The Hotels are leased to the Company’s taxable REIT subsidiary, TRS Leasing, Inc. and its wholly-owned subsidiary, TRS Subsidiary, LLC (collectively the “TRS Lessee”) and are managed by Royal Host Management Inc. (RHM). RHM is a subsidiary of Royal Host, Inc., a Canada-based publicly owned Real Estate Investment Trust.

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of June 30, 2005, the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2004 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2005 and 2004

(Unaudited)

Hotel Properties Held for Sale and Discontinued Operations

As of June 30, 2005, the Company did not have hotels classified as held for sale. As of June 30, 2004, the Company had two properties classified as held for sale, both of which were subsequently sold in 2004.

The operating results of the hotels that were held for sale and sold by the Company for the six months ended June 30, 2004 are included in discontinued operations and are summarized as follows (in thousands):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Revenues	$286	$573
Hotel and property operations expenses	(252)	(582)
Interest expense	(13)	(19)
Depreciation expense	(27)	(70)
Gains on disposition of assets, net of built in gains tax	329	397
Income tax (expense) benefit	57	(34)

	$380	$265

Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period. The weighted average number of shares used in the basic and diluted EPS computation for the six months ended June 30, 2005 and 2004 were 12,060,388 and 12,049,370, respectively. The weighted average number of shares used in the basic and diluted EPS computation for the three months ended June 30, 2005 and 2004 were 12,060,921 and 12,049,370, respectively.

At June 30, 2005 and 2004, there were 5,279 and 20,192, respectively, of common operating units outstanding. These units have been excluded from the diluted earnings per share calculation, as there would be no effect on the calculation because income allocated to the common unit holders (whose units are convertible on a one-to-one basis to common shares) would be added back to earnings. In addition, the SLP preferred operating units are antidilutive.

PART I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Forward-Looking Statements

Certain information both included and incorporated by reference in this management’s discussion and analysis and other sections of this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on assumptions that management has made in light of experience in the business in which we operate, as well as management’s perceptions of historical trends, current conditions, expected future developments, and other factors believed to be appropriate under the circumstances. These statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control), and assumptions. Management believes that these forward-looking statements are based on reasonable assumptions.

Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions, generally, and the real estate market specifically; legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts); availability of capital; risks associated with debt financing, interest rates; competition; supply and demand for hotel rooms in our current and proposed market areas; policies and guidelines applicable to real estate investment trusts and other risks and uncertainties described herein and in our filings with the SEC from time to time. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein. We caution readers not to place undue reliance on any forward-looking statements included in this report that speak only as of the date of this report.

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, we own 69 limited service hotels in 16 states. Our hotels operate under several national franchise brands.

Our significant events for the three months ended June 30, 2005 include:

•	The shareholders approved the name change at the 2005 annual meeting held on May 26, 2005, changing from Humphrey Hospitality Trust, Inc. to Supertel Hospitality, Inc.; and we changed the trading symbol of our common stock on the Nasdaq National Market from “HUMP” to “SPPR”.

•	The Company declared dividends for the second quarter ended June 30, 2005 of $.06 per share, an increase of 20% from the June 30, 2004 quarter of $.05 per share;

•	The Company realized an increase in earnings from continuing operations of $.02 per diluted share for the three months ended June 30, 2005, compared to the three months ended June 30, 2004.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

•	In June 2005, the Company redeemed 4,434 of common operating partnership units of Supertel Limited Partnership in exchange for an equal number of shares of common stock in the Company.

On January 13, 2005, the Company entered into a loan agreement with Great Western Bank in the amount of a $22 million revolving credit facility, which was used to pay off existing indebtedness of approximately $10.5 million owed to U.S. Bank National Association with the balance being available for general corporate purposes.

Through our wholly-owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust we own a controlling interest in SLP and E&P Financing Limited Partnership. As of June 30, 2005, we owned an approximately 98% general partnership interest in Supertel Limited Partnership and a 100% interest in E&P Financing Limited Partnership. Supertel Limited Partnership owns a 100% interest in Solomons GP, LLC, which owns a 99% general partnership interest in Solomons Beacon Inn Limited Partnership. We own the remaining 1% limited partnership interest in Solomons Beacon Inn Limited Partnership.

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

General

The discussion that follows is based primarily on the consolidated financial statements of the Company for the three months and six months ended June 30, 2005 and 2004, and should be read along with the consolidated financial statements and notes.

Same-store comparisons below reflect the revenues and expenses of the Company’s 69 hotels that have been continuously in operation over the 18-month period ended June 30, 2005, and have not otherwise been classified as held for sale or sold during this period. Accordingly, the same-store comparisons exclude the operations of five hotels sold in 2004.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Results of Operations

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004.

Operating results are summarized as follows (in thousands):

	2005			2004			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$16,126	$—	$16,126	$15,781	$286	$16,067	$345
Hotel and property operations expenses	(10,696)	—	(10,696)	(10,846)	(252)	(11,098)	(150)
Interest expense	(1,406)	—	(1,406)	(1,399)	(13)	(1,412)	7
Depreciation and amortization expense	(1,651)	—	(1,651)	(1,577)	(27)	(1,604)	74
General and administrative expenses	(646)	—	(646)	(476)	—	(476)	170
Net gains (losses) on dispositions of assets, net of built in gains tax	1	—	1	1	329	330	—
Minority interest	(55)	—	(55)	(57)	—	(57)	(2)
Income tax (expense) benefit	(239)	—	(239)	(202)	57	(145)	37

	$1,434	$—	$1,434	$1,225	$380	$1,605	$209

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, increased $345,000. The increase in revenue was primarily a result of an increase in average daily rate (“ADR”) of $1.53 which caused an increase in revenue per available room (“RevPAR”) of $0.90 for the second quarter of 2005, compared to the year-ago period.

During the same period, hotel and property operations expenses declined $150,000. The decrease was principally a result of a decrease in payroll of $100,000; marketing and payroll services of $112,000; and reservation, professional fees, management fee and insurance costs of $211,000. This was offset by an increase in franchise fees, advertising and utilities of $271,000.

Discontinued Operations

The discontinued operations for the three months ended June 30, 2004 reflects revenues and operation expenses related to activity for five hotels classified as discontinued operations.

Interest Expense and Depreciation Expense

Interest expense increased by approximately $7,000 during the three months ended June 30, 2005, caused primarily by an increase in the amortization of deferred financing costs, which were partially offset by the early extinguishment of long-term debt in 2004, using the proceeds from the sale of hotel properties, for the same time period. Depreciation expense increased $74,000, primarily as a result of additions outpacing the amount of assets exceeding their useful life.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 increased $170,000. The increase in expenses was primarily the result of an increase in payroll of $100,000; fees professional services of $75,000; shareholder related expenses and other administrative costs of $28,000. This was partially offset by a decrease in office rent of $27,000.

Dispositions

During the second quarter of 2004, the Company sold its interest in two Super 8 hotels recognizing a net gain of approximately $329,000. During the same quarter of 2005 there were no hotels sold.

Income Tax

The Income tax (expense) benefit is related to the taxable earnings (loss) from the Company’s taxable subsidiary, the TRS Lessee. Management believes the Federal income tax rate for the TRS Lessee will be approximately 40%. The tax expense is a result of TRS Lessee’s earnings for the three months ended June 30, 2005.

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004.

Operating results are summarized as follows (in thousands):

	2005			2004			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$28,434	$—	$28,434	$27,963	$573	$28,536	$471
Hotel and property operations expenses	(20,057)	—	(20,057)	(20,494)	(582)	(21,076)	(437)
Interest expense	(2,799)	—	(2,799)	(2,809)	(19)	(2,828)	(10)
Depreciation expense	(3,315)	—	(3,315)	(3,181)	(70)	(3,251)	134
General and administrative expenses	(1,248)	—	(1,248)	(1,078)	—	(1,078)	170
Net gains (losses) on dispositions of assets, net of built in gains tax	—	—	—	(8)	397	389	(8)
Minority interest	(108)	—	(108)	(108)	—	(108)	—
Income tax (expense) benefit	137	—	137	371	(34)	337	$(234)

	$1,044	$—	$1,044	$656	$265	$921	$388

Revenues and Operating Expenses

Revenues from continuing operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, increased $471,000. The increase in revenue was primarily a result of an increase in average daily rate (“ADR”) of $1.48 which caused an increase in revenue per available room (“RevPAR”) of $0.86 for the six months ended June 30, 2005, compared to the six months ended June 30, 2004.

During the same period, hotel and property operations expenses declined $437,000. The decrease was principally a result of a reduction in payroll of $321,000; marketing and payroll services of $225,000; reservation, management fee, and professional fees of $152,000, and insurance costs of $216,000. This was off set by an increase in franchise fees, advertising, supplies and utilities of $474,000.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Dispositions

The discontinued operations for the six months ended June 30, 2004 reflect revenues and operation expenses related to activity for five hotels classified as discontinued operations. During the same six months ended of 2005 there were no hotels sold.

Interest Expense and Depreciation Expense

Interest expense decreased by $10,000 during the six months ended June 30, 2005, resulting from the early extinguishment of long-term debt, as normal principal reduction in loans with amortization payments for the same time period, which was partially offset by an increase in the amortization of deferred financing costs. Depreciation expense increased $134,000, primarily as a result of additions outpacing the amount of assets exceeding their useful life.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 increased $170,000. The increase in expenses was primarily the result of an increase in payroll of $141,000; fees for services of $62,000; shareholder-related expenses and other administrative costs of $71,000. This was partially offset by a decrease in regulatory fees, taxes and office rent of $112,000.

Income Tax

The Income tax (expense) benefit is related to the taxable earnings (loss) from the Company’s taxable subsidiary, the TRS Lessee. Management believes the Federal income tax rate for the TRS Lessee will be approximately 40%. The tax benefit for the six months ended of $137,000 is a result of the TRS Lessee’s taxable loss during the first quarter ending March 31, 2005 off set by the TRS Lessee’s taxable earnings during the second quarter ending June 30, 2005.

Liquidity and Capital Resources

The Company’s income and ability to meet its debt service obligations, and make distributions to its shareholders, depends on the operations of the Hotels generating sufficient operating income for the TRS Lessee to pay the Hotels’ operating expenses, including management fees to RHM, and rents to the Company.

The Company expects to meet its short-term liquidity requirements generally through borrowing on its revolving facility and through net cash provided by operations. The Company believes that its available borrowing capacity and net cash provided by operations will be adequate to fund both operating requirements and the payment of dividends in accordance with REIT requirements.

The Company expects to meet its long-term liquidity requirements, such as scheduled debt maturities, through long-term secured and unsecured borrowings and cash flows from operations.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Financing

At June 30, 2005, the Company had long-term debt of $70.6 million consisting of notes and mortgages payable, with a weighted average term to maturity of 6.4 years and a weighted average interest rate of 7.3%. Aggregate annual principal payments for the remainder of 2005 and thereafter are as follows (in thousands):

2005	$1,120
2006	2,073
2007	13,128
2008	2,406
2009	6,625
Thereafter	45,256

$70,608

The Company currently intends to finance or refinance the debt payments coming due in 2005 as follows:

•	The term loan from Security State Bank has a due date of November 1, 2005. The Company expects to pay in full, through cash flows from operations, the remaining balance of that term loan of approximately $140,000 in November 2005.

•	The remainder of the maturities in 2005 consists of principal amortization on other mortgage loans, which the Company expects to fund through cash flows from operations.

The Company is required to comply with certain quarterly covenant compliance tests for some of its lenders. As of June 30, 2005, the Company is in compliance with the debt covenants of its lenders.

Redemption of Preferred Operating Partnership (“OP”) Units

At June 30, 2005, 195,610 SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The Preferred OP Units are convertible into common operating partnership units (“Common OP Units”) on a one-for-one basis, or may be redeemed for cash at $10 per share until October 2009. If Preferred OP Units are converted into Common OP Units, the resulting Common OP Units are redeemable, at the option of the holders, for common shares of the Company. During the six months ended June 30, 2005 no Preferred OP Units were redeemed for cash or converted to Common OP Units. The Company has agreed to allow the redemption of 127,439 Preferred OP Units at any time, subject to a 60-day notification period. The Preferred OP Units receive a preferred dividend distribution of $1.10 per unit annually, payable on a monthly basis, and do not participate in the allocations of SLP’s profits and losses.

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$101,740	$3,715	$24,520	$16,702	$56,803
Land leases	2,772	30	118	118	2,506
Capitalized lease including interest	43	5	22	16	—

Total contractual obligations	$104,555	$3,750	$24,660	$16,836	$59,309

The column titled Less than 1 Year, represents payments due for the balance of 2005.

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

Funds from Operations

The Company’s funds from operations (“FFO”) for the three months and six months ended June 30, 2005 were $3.1 million and $4.4 million, respectively, representing an increase of $202,000 and $569,000 from FFO of $2.9 million and $3.8 million reported for the three and six months ended June 30, 2004. FFO is reconciled to net earnings as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net earnings	$1,434	$1,605	$1,044	$921
Depreciation	1,648	1,604	3,309	3,251
(Gains) losses on disposition of real estate assets	(1)	(330)	—	(389)

FFO	$3,081	$2,879	$4,353	$3,783

FFO is a non-GAAP financial measure. The Company considers FFO to be a market-accepted measure of an equity REIT’s operating performance, that is necessary, along with net earnings, for an understanding of the Company’s operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from sales of real estate, plus depreciation and amortization of real estate assets. The Company believes its method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net earnings (loss) (computed in accordance with GAAP) as an indicator of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner; therefore, the Company’s calculation may not be the same as the calculation of FFO for similar REITs.

The Company uses FFO as a performance measure to facilitate a periodic evaluation of its operating results relative to those of its peers, who, like Supertel Hospitality, Inc., are typically members of NAREIT. The Company considers FFO a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assume that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, the Company believes that FFO provides a more meaningful and accurate indication of our performance.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following tables present the Company’s RevPAR, ADR and Occupancy, by state and franchise affiliation, on a same-store basis for the three months ended June 30, 2005 and 2004, respectively. Same-store comparisons below include the Company’s 69 hotels that have been continuously in operation and have not been classified as held for sale, or sold during this period. Accordingly, the same-store comparisons exclude the operations of five hotels sold in 2004.

The Company’s RevPAR, ADR, and Occupancy, by state, on a same-store basis, for the three months ended June 30, 2005 and 2004, respectively, were as follows:

	Three months ended June 30, 2005			Three months ended June 30, 2004
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Arkansas	$32.63	64.8%	$50.32	$29.10	59.7%	$48.75
Delaware	65.25	76.8%	84.95	68.22	82.7%	82.52
Florida	53.74	71.4%	75.22	46.91	61.6%	76.13
Iowa	30.40	68.2%	44.61	29.46	68.6%	42.95
Kansas	31.30	64.8%	48.28	31.92	66.2%	48.20
Kentucky	44.02	71.3%	61.72	37.55	62.1%	60.46
Maryland	61.43	75.5%	81.35	58.66	77.5%	75.68
Missouri	28.49	63.2%	45.10	29.48	64.5%	45.67
Nebraska	27.26	60.4%	45.17	28.04	65.3%	42.92
North Carolina	34.66	56.5%	61.35	34.43	60.1%	57.32
Pennsylvania	54.33	73.2%	74.26	54.63	74.8%	73.01
South Dakota	28.30	63.2%	44.77	27.70	63.2%	43.85
Tennessee	46.86	76.1%	61.55	46.07	78.7%	58.58
Virginia	46.73	79.7%	58.64	41.38	72.6%	56.98
West Virginia	54.59	86.9%	62.81	53.24	88.6%	60.09
Wisconsin	33.67	62.3%	54.05	34.55	64.3%	53.70

	$36.76	67.7%	$54.33	$35.86	67.9%	$52.80

The Company’s RevPAR, ADR, and Occupancy, by franchise affiliation, on a same-store basis, for the three months ended June 30, 2005 and 2004, respectively, were as follows:

	Three months ended June 30, 2005			Three months ended June 30, 2004
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Super 8	$29.72	64.1%	$46.34	$29.98	66.0%	$45.42
Comfort Inn/Comfort Suites	50.92	76.9%	66.18	48.39	75.0%	64.51
Hampton Inn	47.61	71.2%	66.85	45.69	73.4%	62.21
Holiday Inn Express	51.20	73.2%	69.97	46.76	66.8%	70.03
Best Western Suites	90.06	88.7%	101.56	94.35	77.1%	122.31
Ramada Limited	45.21	75.0%	60.29	32.37	54.9%	58.92
GuestHouse Inn	30.38	52.8%	57.56	22.34	42.9%	52.10
Days Inn	36.87	62.3%	59.14	36.17	65.7%	55.08

	$36.76	67.7%	$54.33	$35.86	67.9%	$52.80

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Company’s RevPAR, ADR and Occupancy, by state, on a same-store basis, for the six months ended June 30, 2005 and 2004, respectively, were as follows:

	Six months ended June 30, 2005			Six months ended June 30, 2004
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Arkansas	$29.76	60.2%	$49.47	$25.63	54.0%	$47.47
Delaware	57.21	71.9%	79.57	63.36	84.6%	74.85
Florida	62.44	79.3%	78.70	58.71	74.3%	78.97
Iowa	26.64	61.9%	43.00	24.66	59.5%	41.45
Kansas	28.57	60.9%	46.90	28.09	60.3%	46.55
Kentucky	36.51	59.0%	61.86	32.82	56.1%	58.53
Maryland	49.57	65.3%	75.95	45.65	63.5%	71.93
Missouri	24.27	54.9%	44.19	24.69	55.0%	44.85
Nebraska	23.09	53.2%	43.43	24.01	57.9%	41.45
North Carolina	31.33	52.1%	60.10	30.59	55.3%	55.32
Pennsylvania	41.67	62.9%	66.25	40.49	62.7%	64.60
South Dakota	23.88	53.5%	44.60	24.83	57.3%	43.37
Tennessee	43.82	72.4%	60.54	42.56	73.1%	58.25
Virginia	40.09	69.7%	57.56	35.43	64.6%	54.83
West Virginia	47.27	77.4%	61.04	45.83	78.4%	58.47
Wisconsin	28.72	54.6%	52.61	31.33	59.2%	52.97

	$32.53	61.3%	$53.06	$31.67	61.4%	$51.58

The Company’s RevPAR, ADR, and Occupancy, by franchise affiliation, on a same-store basis, for the six months ended June 30, 2005 and 2004, respectively, were as follows:

	Six months ended June 30, 2005			Six months ended June 30, 2004
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Super 8	$25.94	57.7%	$44.98	$25.83	58.5%	$44.17
Comfort Inn/Comfort Suites	42.70	67.6%	63.21	40.57	66.7%	60.81
Hampton Inn	47.56	69.4%	68.49	45.61	70.8%	64.46
Holiday Inn Express	40.02	60.5%	66.15	36.99	57.9%	63.89
Best Western Suites	98.66	93.0%	106.05	103.87	82.5%	125.86
Ramada Limited	51.14	82.7%	61.80	43.38	72.0%	60.21
GuestHouse Inn	40.83	66.4%	61.45	37.06	63.8%	58.09
Days Inn	31.28	56.9%	54.97	30.68	57.1%	53.70

	$32.53	61.3%	$53.06	$31.67	61.4%	$51.58

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s market risk exposure subsequent to December 31, 2004.

Item 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries), required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no changes in the Company’s internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART II. OTHER INFORMATION:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 9, 2005, the Company issued 4,434 shares of common stock, par value $0.01 per share, in connection with the redemption of 4,434 common operating partnership units in SLP, in accordance with the terms of the partnership units. The issuance of the shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriter was involved in the redemption and issuance.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2005 annual meeting of shareholders on Thursday, May 26, 2005. The shareholders voted on the election of directors to serve until the annual meeting of shareholders in 2006. The results of the votes are shown below:

	For	Withheld
Paul J. Schulte	11,253,178	58,010
Steve H. Borgmann	11,258,428	52,760
Jeffrey M. Zwerdling	10,679,400	631,788
George R. Whittemore	9,816,348	1,494,840
Loren Steele	10,655,223	655,965
Joseph Caggiano	10,648,073	663,115
Allen L. Dayton	10,679,233	631,955
Patrick J. Jung	11,212,688	98,500

In addition, the shareholders also voted on the ratification of KPMG LLP as independent auditors for the Company for 2005. The results of the votes are shown below:

FOR	10,563,158
AGAINST	580,973
ABSTAIN	167,057

The vote to change the name from Humphrey Hospitality Trust, Inc. to Supertel Hospitality, Inc. was as follows:

FOR	11,126,043
AGAINST	75,687
ABSTAIN	109,458

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

(In thousands, except per share and statistical data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Earnings from continuing operations	$1,434	$1,225	$1,044	$656

Net earnings per share from continuing operations - basic and diluted	$0.12	$0.10	$0.09	$0.05

FFO	$3,081	$2,879	$4,353	$3,783

FFO per diluted share	0.26	0.24	0.36	0.31

Net cash flow:
Provided by operating activities	$3,413	$3,874	$5,330	$4,251
Provided by (used by) investing activities	$(1,400)	$402	$(2,502)	$366
Used by financing activities	$(2,164)	$(4,194)	$(2,505)	$(4,321)

Weighted average number of shares outstanding - basic and diluted	12,061	12,049	12,060	12,049

RECONCILIATION OF NET EARNINGS TO FFO
Net earnings	$1,434	$1,605	$1,044	$921
Depreciation	1,648	1,604	3,309	3,251
(Gains) losses on disposition of real estate assets	(1)	(330)	—	(389)

FFO (1)	$3,081	$2,879	$4,353	$3,783

ADDITIONAL INFORMATION
Same-store ADR	$54.33	$52.80	$53.06	$51.58
Same-store RevPAR	$36.76	$35.86	$32.53	$31.67
Same-store occupancy percentage	67.7%	67.9%	61.3%	61.4%

(1)	FFO is a non-GAAP financial measure. The Company considers FFO to be a market-accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings, for an understanding of the Company’s operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from sales of real estate, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes its method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other

PART II. OTHER INFORMATION, CONTINUED:

commitments and uncertainties. FFO should not be considered as an alternative to net earnings (loss) (computed in accordance with GAAP) as an indicator of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner; therefore, the Company’s calculation may not be the same as the calculation of FFO for similar REITs. The Company uses FFO as a performance measure to facilitate a periodic evaluation of its operating results relative to those of its peers, who, like the Company, are typically members of NAREIT. The Company considers FFO a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assume that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, the Company believes that FFO provides a more meaningful and accurate indication of our performance.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation, as amended

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Paul J. Schulte
Paul J. Schulte
President and Chief Executive Officer

Dated this 11th day of August, 2005

By:	/s/ Donavon A. Heimes
Donavon A. Heimes
Chief Financial Officer, Treasurer, and Secretary

Dated this 11th day of August, 2005