Form 10-Q
period 2005-09-30
SUPERTEL HOSPITALITY INC
filed 2005-11-14
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2005.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-25060

SUPERTEL HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

As of October 28, 2005, there were 12,064,283 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Investments in hotel properties	$171,096	$163,891
Less accumulated depreciation	53,999	49,346

	117,097	114,545

Cash and cash equivalents	575	317
Accounts receivable	1,301	803
Prepaid expenses and other assets	1,890	1,699
Deferred financing costs, net	1,549	1,559

	$122,412	$118,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$7,451	$5,769
Long-term debt	70,902	71,418

	78,353	77,187

Minority interest in consolidated partnerships	3,595	2,024

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 12,064,283 and 12,059,849 shares outstanding	121	121

Additional paid-in capital	51,626	51,585
Distributions in excess of retained earnings	(11,283)	(11,994)

	40,464	39,712

COMMITMENTS AND CONTINGENCIES
	$122,412	$118,923

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited—in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES
Room rentals and other hotel services	$17,332	$16,813	$45,679	$44,659
Other	40	28	127	144

	17,372	16,841	45,806	44,803

EXPENSES
Hotel and property operations	11,278	11,237	31,336	31,635
Depreciation and amortization	1,668	1,596	4,982	4,776
General and administrative	577	516	1,825	1,593
Termination and relocation costs	—	971	—	1,068

	13,523	14,320	38,143	39,072

EARNINGS FROM CONTINUING OPERATIONS BEFORE NET GAINS (LOSSES) ON DISPOSITIONS OF ASSETS, MINORITY INTEREST AND INTEREST EXPENSE	3,849	2,521	7,663	5,731

Net gains (losses) on dispositions of assets	1	(1)	1	(9)
Interest expense	(1,446)	(1,389)	(4,245)	(4,197)
Minority interest	(73)	(55)	(181)	(164)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,331	1,076	3,238	1,361

Income tax (expense) benefit	(372)	(200)	(235)	171

EARNINGS FROM CONTINUING OPERATIONS	1,959	876	3,003	1,532

Earnings from discontinued operations—net of income taxes	—	405	—	670

NET EARNINGS	$1,959	$1,281	$3,003	$2,202

NET EARNINGS PER SHARE—BASIC AND DILUTED:
Continuing operations	$0.16	$0.08	$0.25	$0.13
Discontinued operations	$—	$0.03	$—	$0.05

Net earnings	$0.16	$0.11	$0.25	$0.18

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,003	$2,202
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,982	4,851
Amortization of deferred financing costs	273	160
(Gains) losses on dispositions of assets	(1)	(739)
Minority interest	181	164
Provision for deferred taxes	235	(193)
Changes in operating assets and liabilities:
Increase in assets	(697)	(316)
Increase in liabilities	1,180	1,694

Net cash provided by operating activities	9,156	7,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(5,911)	(2,914)
Proceeds from sale of assets	5	4,007

Net cash provided by (used by) investing activities	(5,906)	1,093

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(263)	—
Principal payments on long-term debt	(6,862)	(4,843)
Proceeds from long-term debt	6,346	(2,034)
Distributions to minority partners	(161)	(165)
Dividends paid	(2,052)	(1,808)

Net cash used by financing activities	(2,992)	(8,850)

Increase in cash and cash equivalents	258	66

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	317	303

CASH AND CASH EQUIVALENTS, END OF PERIOD	$575	$369

NON CASH INVESTING AND FINANCING ACTIVITIES
Dividends declared	$2,292	$1,808
Conversion of operating partnership units	$41	$105
Addition of operating partnership units	$1,619
ADDITIONAL INFORMATION
Interest paid	$3,919	$4,048
Income taxes paid	—	—

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2005 and 2004

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

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”), owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (collectively, the “Partnerships”). As of September 30, 2005, the Company owned approximately 94% general partnership interest in SLP and a 100% interest in E&P Financing Limited Partnership. SLP owns a 100% interest in Solomons GP, LLC which owns a 99% general partnership interest in Solomons Beacon Inn Limited Partnership. The Company owns the remaining 1% limited partnership interest in Solomons Beacon Inn Limited Partnership (the “Subsidiary Partnership”).

As of September 30, 2005, the Company, through the Partnerships and the Subsidiary Partnership, owned 70 limited service hotels (each a “Hotel”, or collectively the “Hotels”) and one office building. The Hotels are leased to the Company’s taxable REIT subsidiary, TRS Leasing, Inc. and its wholly-owned subsidiary, TRS Subsidiary, LLC (collectively the “TRS Lessee”) and are managed by Royal Host Management Inc. (RHM). RHM is a subsidiary of Royal Host, Inc., a Canada-based publicly owned Real Estate Investment Trust.

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2004 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

Hotel Properties Held for Sale and Discontinued Operations

As of September 30, 2005 and 2004 the Company did not have hotels classified as held for sale.

The operating results of the hotels that were held for sale and sold by the Company for the nine months ended September 30, 2004 are included in discontinued operations and are summarized as follows (in thousands):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Revenues	$61	$635
Hotel and property operations expenses	(50)	(632)
Interest expense	(5)	(24)
Depreciation expense	(4)	(75)
Gains on disposition of assets, net of built in gains tax	347	744
Income tax (expense) benefit	56	22

	$405	$670

Hotel Acquisitions

The Company acquired the 90-room Sleep Inn and Suites hotel located in Omaha, Nebraska in September 2005. The purchase price of $3.6 million was paid by $1.2 million in cash, an $800,000 assumed mortgage note payable and 366,916 of common operating units of SLP.

Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period. The weighted average number of shares used in the basic and diluted EPS computation for the nine months ended September 30, 2005 and 2004 were 12,061,701 and 12,052,647, respectively. The weighted average number of shares used in the basic and diluted EPS computation for the three months ended September 30, 2005 and 2004 were 12,064,283 and 12,059,166, respectively.

At September 30, 2005 and 2004, there were 372,195 and 9,713, respectively, common operating units of SLP outstanding. During September 2005 the Company acquired Sleep Inn and Suites hotel located in Omaha, Nebraska, in part for 366,916 common operating units. These units have been excluded from the diluted earnings per share calculation, as there would be no effect on the calculation because income allocated to the common unit holders (whose units are convertible on a one-to-one basis to common shares) would be added back to earnings. At September 30, 2005 and 2004 there were 195,610 preferred operating units of SLP outstanding. The SLP preferred operating units do not participate in the allocation of profits and losses of SLP and are antidilutive.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

Subsequent Event

On November 7, 2005, SPPR—Hotels, LLC (“SPPR”), a single-purpose bankruptcy remote entity 99% owned by SLP (a limited partnership 94% owned by SHI) and 1% owned by SPPR Holdings, Inc. (a wholly owned subsidiary of SHI), acquired five hotels from Independent Property Operators of America, LLC (“IPOA”). The purchase price for the five hotels was $20,229,705. The hotels consist of: a Comfort Inn in Fayetteville, North Carolina; a Comfort Suites in Ft. Wayne, Indiana; a Comfort Suites in Lafayette, Indiana; a Comfort Suites in Marion, Indiana; and a Comfort Inn & Suites in Warsaw, Indiana. The previously disclosed agreement for the purchase of the hotels from IPOA also provides for the purchase of a sixth hotel, a Comfort Suites in South Bend, Indiana. The parties to the hotel purchase agreement have entered into an amendment of the agreement which provides, in part, that the parties will close on the acquisition of the South Bend hotel on or before November 30, 2005. The amendment provides that the $12,080,000 purchase price for the South Bend hotel will be funded through the assumption of an approximate $6.1 million promissory note payable to GE Capital Franchise Finance Corporation, a $3.0 million promissory note payable to IPOA and the payment of approximately $2.98 million cash.

The $20,229,705 purchase price for the five hotels was funded by $5,399,705 of borrowings from SHI’s existing credit facilities with Great Western Bank and a $14,830,000 loan from Citigroup Global Markets Realty Corp. (“Citigroup”) entered into on November 7, 2005 by SPPR. The Citigroup loan, which is intended to be securitized, is non-recourse to SHI, SLP and SPPR, except for certain customary carve-outs to the general non-recourse liability, which carve-outs are guaranteed by SHI. The Citigroup loan is evidenced by documentation generally consistent with loans of similar size that are intended to be pooled in a commercial mortgage backed securities offering, including a promissory note, mortgages or deeds of trust with respect to the five acquired hotels and a non-recourse carve-out guaranty. The Citigroup loan requires monthly principal and interest payments based on a 25 year amortization with the principal balance due and payable on November 11, 2015. The Citigroup loan bears interest at a fixed rate of 5.97%.

The Citigroup loan is secured by first priority mortgages or deeds of trust on the five acquired hotels and the tangible and intangible property located on or generated from the operations on the hotel properties, including inventory, equipment, fixtures, accounts and general intangibles. The Citigroup loan contains certain affirmative and negative covenants with which SPPR must comply, including maintenance of insurance, single-purpose bankruptcy remote entity requirements, reporting requirements and restrictions on property transfers and the granting of liens. The Citigroup loan also contains provisions requiring that revenue from the hotels be directed to accounts controlled by Citigroup to insure that items such as real estate taxes, insurance and property maintenance are adequately funded. Customary events of default are included in the Citigroup loan, including payment defaults, breaches of covenants and insolvency/bankruptcy events, the occurrence of which give Citigroup the right to accelerate repayment of the loan.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Forward-Looking Statements

Certain information both included and incorporated by reference in this management’s discussion and analysis and other sections of this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on assumptions that management has made in light of experience in the business in which we operate, as well as management’s perceptions of historical trends, current conditions, expected future developments, and other factors believed to be appropriate under the circumstances. These statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control), and assumptions. Management believes that these forward-looking statements are based on reasonable assumptions.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our annual report on Form 10-K for the fiscal year ended December 31, 2004. Results for the three and nine months period ended September 30, 2005 are not necessarily indicative of results that may be attained in the future.

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, and at September 30, 2005 we owned 70 limited service hotels in 16 states. Our hotels operate under several national franchise brands.

Our significant events for the three months ended September 30, 2005 include:

•	The Company announced the acquisition of the 90-room Sleep Inn and Suites hotel conveniently located in Omaha, Nebraska for airport and convention business. The purchase price of $3.6 million was paid by $1.2 million in cash, an $800,000 assumed mortgage note payable and 366,916 of common operating units of Supertel Limited Partnership.

•	The Company declared dividends for the third quarter ended September 30, 2005 of $.07 per share, an increase of 40% from the third quarter 2004 quarter rate of $.05 per share.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

•	We entered into an agreement for the purchase of six hotels from Independent Property Operators of America, LLC (“IPOA”). The hotels with a total of 578 rooms, consist of: a Comfort Inn in Fayetteville, North Carolina; a Comfort Suites in Ft. Wayne, Indiana; a Comfort Suites in Lafayette, Indiana; a Comfort Suites in Marion, Indiana; a Comfort Suites in South Bend, Indiana; and a Comfort Inn & Suites in Warsaw, Indiana.

•	We closed on the purchase of five of the hotels from IPOA on November 7, 2005 and expect to close on the purchase of the sixth hotel on or before November 30, 2005. The total purchase price is $32.3 million, which we are funding from existing credit facilities and new borrowings.

Through our wholly-owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust we own a controlling interest in SLP and E&P Financing Limited Partnership. As of September 30, 2005, we owned an approximately 94% general partnership interest in Supertel Limited Partnership and a 100% interest in E&P Financing Limited Partnership. Supertel Limited Partnership owns a 100% interest in Solomons GP, LLC, which owns a 99% general partnership interest in Solomons Beacon Inn Limited Partnership. We own the remaining 1% limited partnership interest in Solomons Beacon Inn Limited Partnership.

At September 30, 2005, through Supertel Limited Partnership, E&P Financing Limited Partnership and Solomons Beacon Inn Limited Partnership, we owned 70 limited service hotels and one office building. The hotels are leased to our taxable REIT subsidiary, TRS Leasing, Inc. and its wholly-owned subsidiary, TRS Subsidiary, LLC (which we refer to collectively as the “TRS Lessee”) and are managed by Royal Host Management Inc. Royal Host Management Inc. is a subsidiary of Royal Host, Inc., a Canada-based publicly owned real estate investment trust.

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

General

The discussion that follows is based primarily on the consolidated financial statements of the Company for the three months and nine months ended September 30, 2005 and 2004, and should be read along with the consolidated financial statements and notes.

The comparisons below reflect the revenues and expenses of the Company’s 70 hotels which includes all owned hotels as of September 2005 and have not otherwise been classified as held for sale or sold during this period.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Results of Operations

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004.

Operating results are summarized as follows (in thousands):

	2005			2004			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$17,372	$—	$17,372	$16,841	$61	$16,902	$531
Hotel and property operations expenses	(11,278)	—	(11,278)	(11,237)	(50)	(11,287)	(41)
Interest expense	(1,446)	—	(1,446)	(1,389)	(5)	(1,394)	(57)
Depreciation and amortization expense	(1,668)	—	(1,668)	(1,596)	(4)	(1,600)	(72)
General and administrative expenses	(577)	—	(577)	(516)	—	(516)	(61)
Net gains (losses) on dispositions of assets, net of built in gains tax	1	—	1	(1)	347	346	2
Termination and relocation costs	—	—	—	(971)	—	(971)	971
Minority interest	(73)	—	(73)	(55)	—	(55)	(18)
Income tax (expense) benefit	(372)	—	(372)	(200)	56	(144)	(172)

	$1,959	$—	$1,959	$876	$405	$1,281	$1,083

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended September 30, 2005 increased 3.2 percent, or $531,000, compared to the three months ended September 30, 2004. A 1.9% increase in the average daily rate (“ADR”) and a 0.6% increase in occupancy, resulted in a 2.6% gain in revenue per available room (“RevPAR”) for the third quarter of 2005, compared to the year-ago period.

During the same period, hotel and property operations expenses increased $41,000. An increase in franchise fees, advertising, utilities, and management company fees, was partially offset by a decrease in payroll and payroll taxes, benefits, real estate and property taxes, and insurance costs.

Discontinued Operations

The discontinued operations for the three months ended September 30, 2004 reflects revenues and operation expenses related to activity for five hotels classified as discontinued operations. During the same three months ended 2005 there were no hotels sold.

Interest Expense and Depreciation Expense

Interest expense increased by approximately $57,000 during the three months ended September 30, 2005, primarily due to an increase in the amortization of deferred financing costs and higher interest rates, partially offset by the early extinguishment of long-term debt in 2004, using the proceeds from the sale of hotel properties. Depreciation expense increased $72,000, primarily as a result of asset additions outpacing the amount of assets exceeding their useful life.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2005 increased $61,000, compared to third quarter of 2004. The increase was primarily the result of an increase in payroll costs and fees for professional services, partially offset by a decrease in legal fees, taxes and licenses, office rent, professional fees, and computer expenses.

Dispositions

During the third quarter of 2004, the Company sold its interest in two Super 8 hotels recognizing a net gain of approximately $347,000. During the same quarter of 2005 there were no hotels sold.

Termination and Relocation Costs

For the three months ending September 30, 2004, the termination and relocation costs are directly related to the TRS Lessee terminating its hotel management agreement with Humphrey Hospitality Management, Inc. (HHM) for a cost of $500,000 and agreeing to reimburse HHM for certain employment-related severance costs of approximately $189,000. Additional non-recurring expenses associated with the termination of the hotel management agreement and a related decision to relocate the corporate offices from Columbia, MD to Norfolk, NE approximated $282,000, which is primarily for an executive separation agreement and legal or consulting services.

Income Tax

The Income tax (expense) benefit is related to the taxable earnings (loss) from the Company’s taxable subsidiary, the TRS Lessee. Management believes the Federal income tax rate for the TRS Lessee will be approximately 40%. The tax expense is a result of TRS Lessee’s earnings for the three months ended September 30, 2005. The income tax (expense) benefit will vary based on the taxable earnings of the TRS Lessee, a C corporation.

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004.

Operating results are summarized as follows (in thousands):

	2005			2004			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$45,806	$—	$45,806	$44,803	$635	$45,438	$1,003
Hotel and property operations expenses	(31,336)	—	(31,336)	(31,635)	(632)	(32,267)	299
Interest expense	(4,245)	—	(4,245)	(4,197)	(24)	(4,221)	(48)
Depreciation expense	(4,982)	—	(4,982)	(4,776)	(75)	(4,851)	(206)
General and administrative expenses	(1,825)	—	(1,825)	(1,593)	—	(1,593)	(232)
Net gains (losses) on dispositions of assets, net of built in gains tax	1	—	1	(9)	744	735	10
Termination and relocation costs	—	—	—	(1,068)	—	(1,068)	1,068
Minority interest	(181)	—	(181)	(164)	—	(164)	(17)
Income tax (expense) benefit	(235)	—	(235)	171	22	193	(406)

	$3,003	$—	$3,003	$1,532	$670	$2,202	$1,471

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenues and Operating Expenses

Revenues from continuing operations for the nine months ended September 30, 2005, increased 2.2%, or $1.0 million compared to the nine months ended September 30, 2004. A 2.5% increase in average daily rate (“ADR”) and essentially flat occupancy, resulted in a 2.7% increase in revenue per available room (“RevPAR”) for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.

During the same period, hotel and property operations expenses declined $299,000. An increase in franchise fees, advertising, and utilities was more than offset by a decrease in payroll expenses and services, marketing, reservations, and insurance costs.

Dispositions

The discontinued operations for the nine months ended September 30, 2004 reflect revenues and operation expenses related to activity for five hotels classified as discontinued operations. During the same nine months ended of 2005 there were no hotels sold.

Termination and Relocation Costs

For the nine months ended September 30, 2004, the termination fees are directly related to TRS Lessee terminating its hotel management agreement with HHM for a cost of $500,000 and agreeing to reimburse HHM for certain employment-related severance costs of approximately $189,000. Additional expenses associated with the termination of the hotel management agreement and a related decision to relocate the corporate offices from Columbia, MD to Norfolk, NE approximated $379,000, which is primarily for an executive separation agreement and legal or consulting services.

Interest Expense and Depreciation Expense

Interest expense increased by $48,000 during the nine months ended September 30, 2005, due to an increase in the amortization of deferred financing costs and higher interest rates, partially offset by the early extinguishment of long-term debt and normal principal reductions in loans with amortization payments. Depreciation expense increased $206,000, primarily as a result of asset additions outpacing the amount of assets exceeding their useful life.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2005 increased $232,000, compared to the nine months ended September 30, 2004. The increase was primarily the result of higher payroll expenses, fees for professional services, shareholder-related expenses, and other administrative costs, partially offset by a decrease in regulatory fees, taxes and office rent.

Income Tax

The Income tax (expense) benefit is related to the taxable earnings (loss) from the Company’s taxable subsidiary, the TRS Lessee. Management believes the Federal income tax rate for the TRS Lessee will be approximately 40%. The tax expense for the nine months ended is a result of the TRS Lessee’s taxable earnings during the nine months ended September 30, 2005. The income tax (expense) benefit will vary based on the taxable earnings of the TRS Lessee, a C corporation.

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

Financing

At September 30, 2005, the Company had long-term debt of $70.9 million, consisting of notes and mortgages payable, with a weighted average term to maturity of 6.1 years and a weighted average interest rate of 7.4%. Aggregate annual principal payments for the remainder of 2005 and thereafter are as follows (in thousands):

2005	$662
2006	2,174
2007	13,212
2008	2,522
2009	6,749
Thereafter	45,583

$70,902

The Company currently intends to finance or refinance the debt payments coming due in 2005 as follows:

•	The term loan from Security State Bank with a remaining balance of approximately $140,000 on its due date of November 1, 2005, was extended on October 31, 2005, to January 1, 2006. The Company expects to pay the balance in full at the new maturity date, through cash flows from operations.

•	The remainder of the maturities in 2005 consists of principal amortization on other mortgage loans, which the Company expects to fund through cash flows from operations.

The Company is required to comply with certain quarterly covenant compliance tests for some of its lenders. As of September 30, 2005, the Company is in compliance with the debt covenants of its lenders.

Redemption of Preferred Operating Partnership (“OP”) Units

Each limited partner of Supertel Limited Partnership may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of the limited partner’s common operating units (“Common OP Units”) or preferred operating units (“Preferred OP Units”), at any time after a specified period following the date the units were acquired, by delivering a redemption notice to Supertel Limited Partnership. At September 30, 2005, there were 372,195 Common OP units and 195,610 Preferred OP Units outstanding. When a limited partner tenders Common OP Units to Supertel Limited Partnership for redemption, we can, in our sole discretion, choose to purchase the units for either (1) a number of shares of our common stock equal to the

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of shares of our common stock the limited partner would have received if we chose to purchase the units for common stock. The Preferred OP Units are convertible at the option of the holder into Common OP Units on a one-for-one basis, or may be redeemed for cash at $10 per share until October 2009. During the nine months ended September 30, 2005 no Preferred OP Units were redeemed for cash or converted to Common OP Units. The Company has agreed to allow the redemption of 127,439 Preferred OP Units at any time, subject to a 60-day notification period. The Preferred OP Units receive a preferred dividend distribution of $1.10 per unit annually, payable on a monthly basis, and do not participate in the allocations of Supertel Limited Partnership’s profits and losses.

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$101,394	$2,350	$24,880	$17,006	$57,158
Land leases	2,757	15	118	118	2,506
Capitalized lease including interest	40	3	22	15	—

Total contractual obligations	$104,191	$2,368	$25,020	$17,139	$59,664

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

Funds from Operations

The Company’s funds from operations (“FFO”) for the three months and nine months ended September 30, 2005 were $3.6 million and $8.0 million, respectively, representing an increase of $1.1 million and $1.7 million from FFO of $2.5 million and $6.3 million reported for the three and nine months ended September 30, 2004, respectively. FFO is reconciled to net earnings as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net earnings	$1,959	$1,281	$3,003	$2,202
Depreciation and Amortization	1,668	1,600	4,982	4,851
Gains on disposition of real estate assets	(1)	(346)	(1)	(735)

FFO	$3,626	$2,535	$7,984	$6,318

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

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following tables present the Company’s RevPAR, ADR and Occupancy, by state and franchise affiliation, on a same-store basis for the three months ended September 30, 2005 and 2004, respectively. The comparisons below include the Company’s 70 hotels, which includes all owned hotels as of September 30, 2005 and have not otherwise been classified as held for sale or sold during this period. Accordingly, the comparisons exclude the operations of five hotels sold in 2004.

The Company’s RevPAR, ADR, and Occupancy, by state, for the three months ended September 30, 2005 and 2004, respectively, were as follows:

	Three months ended September 30, 2005			Three months ended September 30, 2004
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Arkansas	$31.18	60.6%	$51.43	$30.29	60.9%	$49.71
Delaware	79.50	86.9%	91.44	63.28	79.3%	79.79
Florida	38.22	53.9%	70.93	46.40	65.9%	70.39
Iowa	33.44	72.0%	46.47	32.81	73.2%	44.83
Kansas	32.17	66.7%	48.24	29.85	62.3%	47.94
Kentucky	47.56	76.9%	61.85	40.13	64.4%	62.30
Maryland	63.61	75.0%	84.83	58.56	70.9%	82.65
Missouri	28.87	61.7%	46.76	27.33	59.6%	45.88
Nebraska	26.76	60.3%	44.35	27.80	63.1%	44.05
North Carolina	42.46	69.5%	61.12	34.83	59.4%	58.68
Pennsylvania	63.84	78.1%	81.78	61.41	79.2%	77.52
South Dakota	33.84	72.8%	46.50	33.14	73.3%	45.19
Tennessee	50.51	79.8%	63.29	49.08	83.1%	59.03
Virginia	49.61	83.5%	59.42	43.53	73.3%	59.39
West Virginia	59.14	88.5%	66.83	56.55	86.0%	65.73
Wisconsin	45.25	73.9%	61.26	48.14	77.0%	62.56

	$38.95	69.6%	$55.92	$37.95	69.2%	$54.88

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Company’s RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended September 30, 2005 and 2004, respectively, were as follows:

	Three months ended September 30, 2005			Three months ended September 30, 2004
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Super 8	$31.25	65.9%	$47.44	$30.90	66.1%	$46.72
Comfort Inn/Comfort Suites	58.12	82.2%	70.67	54.46	78.1%	69.73
Hampton Inn	47.58	72.5%	65.60	47.38	75.6%	62.64
Holiday Inn Express	58.36	78.4%	74.42	51.23	69.2%	74.00
Best Western Suites	52.54	46.9%	112.03	73.17	63.1%	116.01
Ramada Limited	32.68	54.6%	59.86	38.22	67.0%	57.09
GuestHouse Inn	25.77	50.9%	50.66	26.94	55.5%	48.51
Days Inn	43.88	75.9%	57.81	41.31	70.9%	58.30
Sleep Inn and Suites	43.98	82.1%	53.58	—	—	—

	$38.95	69.6%	$55.92	$37.95	69.2%	$54.88

The Company’s RevPAR, ADR and Occupancy, by state, for the nine months ended September 30, 2005 and 2004, respectively, were as follows:

	Nine months ended September 30, 2005			Nine months ended September 30, 2004
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Arkansas	$30.24	60.3%	$50.13	$27.19	56.3%	$48.28
Delaware	64.72	77.0%	84.09	63.33	82.9%	76.44
Florida	54.28	70.8%	76.70	54.58	71.5%	76.32
Iowa	28.93	65.3%	44.29	27.40	64.1%	42.75
Kansas	29.78	62.9%	47.38	28.68	61.0%	47.03
Kentucky	40.24	65.0%	61.85	35.28	58.9%	59.91
Maryland	54.30	68.5%	79.23	49.98	65.9%	75.80
Missouri	25.82	57.2%	45.12	25.58	56.6%	45.21
Nebraska	24.36	55.6%	43.78	25.28	59.7%	42.37
North Carolina	35.07	58.0%	60.51	32.01	56.7%	56.50
Pennsylvania	49.14	68.0%	72.25	47.52	68.2%	69.64
South Dakota	27.24	60.0%	45.38	27.62	62.7%	44.08
Tennessee	46.07	74.9%	61.52	44.75	76.4%	58.54
Virginia	43.30	74.3%	58.26	38.15	67.5%	56.49
West Virginia	51.27	81.2%	63.17	49.43	80.9%	61.06
Wisconsin	34.29	61.1%	56.13	36.98	65.1%	56.77

	$34.70	64.1%	$54.11	$33.78	64.0%	$52.78

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Company’s RevPAR, ADR, and Occupancy, by franchise affiliation, for the nine months ended September 30, 2005 and 2004, respectively, were as follows:

	Nine months ended September 30, 2005			Nine months ended September 30, 2004
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Super 8	$27.73	60.4%	$45.89	$27.53	61.0%	$45.10
Comfort Inn/Comfort Suites	47.90	72.5%	66.06	45.24	70.5%	64.12
Hampton Inn	47.57	70.5%	67.49	46.21	72.4%	63.82
Holiday Inn Express	46.20	66.5%	69.44	41.77	61.7%	67.70
Best Western Suites	83.12	77.5%	107.27	93.56	76.0%	123.11
Ramada Limited	44.92	73.3%	61.31	41.65	70.3%	59.21
GuestHouse Inn	35.76	61.2%	58.43	33.67	61.0%	55.16
Days Inn	35.53	63.3%	56.12	34.25	61.7%	55.47
Sleep Inn and Suites	43.98	82.1%	53.58	—	—	—

	$34.70	64.1%	$54.11	$33.78	64.0%	$52.78

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s market risk exposure subsequent to December 31, 2004.

Item 4.	CONTROLS AND PROCEDURES

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share and statistical data)	2005	2004	2005	2004
Earnings from continuing operations	$1,959	$876	$3,003	$1,532

Net earnings per share from continuing operations—basic and diluted	$0.16	$0.08	$0.25	$0.13

FFO	$3,626	$2,535	$7,984	$6,318

FFO per share—basic	0.30	0.21	0.66	0.52

FFO per share—diluted	0.30	0.21	0.66	0.52

Net cash flow:
Provided by operating activities	$3,826	$3,572	$9,156	$7,823
Provided by (used by) investing activities	$(3,404)	$726	$(5,906)	$1,093
Used by financing activities	$(487)	$(4,528)	$(2,992)	$(8,850)

Weighted average number of shares outstanding—basic and diluted	12,064	12,059	12,062	12,053

Weighted average number of shares outstanding for calculation of FFO per share—basic	12,064	12,059	12,062	12,053

Weighted average number of shares outstanding for calculation of FFO per share—diluted	12,189	12,070	12,110	12,070

RECONCILIATION OF NET EARNINGS TO FFO
Net earnings	$1,959	$1,281	$3,003	$2,202
Depreciation and Amortization	1,668	1,600	4,982	4,851
(Gains) losses on disposition of real estate assets	(1)	(346)	(1)	(735)

FFO (1)	$3,626	$2,535	$7,984	$6,318

ADDITIONAL INFORMATION
Average Daily Rate	$55.92	$54.88	$54.11	$52.78
Revenue Per Available Room	$38.95	$37.95	$34.70	$33.78
Occupancy	69.6%	69.2%	64.1%	64.0%

(1)

FFO is a non-GAAP financial measure. The Company considers FFO to be a market-accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings, for an understanding of the Company’s operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from sales of real estate, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes its method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and

Part II. OTHER INFORMATION, CONTINUED:

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

Dated this 11th day of November, 2005

By:	/s/ DONAVON A. HEIMES
Donavon A. Heimes
Chief Financial Officer, Treasurer, and Secretary

Dated this 11th day of November, 2005