Form 10-K
period 2005-12-31
SUPERTEL HOSPITALITY INC
filed 2006-03-31
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-25060

Supertel Hospitality, Inc.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

309 N. 5th St., Norfolk, NE	68701
(Address of principal executive offices)	(Zip Code)

(402) 371-2520

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

Series A Convertible Preferred Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $38,045,000 based on the $4.15 closing price as reported on the Nasdaq National Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 17, 2006
Common Stock, $.01 par value per share	12,064,283 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2006 (Proxy Statement)	Part III

PART I

Item 1. Business

Overview

We are a self-administered real estate investment trust (“REIT”), and through our subsidiaries, we own 76 limited service hotels in 17 states. Our hotels operate under several national franchise brands.

Our significant events for 2005 include:

•	the payment of dividends during each quarter, for a total of $.24 per share in 2005, up from $.20 per share in 2004;

•	our name change from Humphrey Hospitality Trust, Inc. to Supertel Hospitality, Inc.; and trading symbol change of our common stock on the Nasdaq National Market from “HUMP” to “SPPR”.

•	the acquisition of seven hotels;

•	a new $22 million revolving credit facility, effective on January 13, 2005;

•	Series A Convertible Preferred Stock (Nasdaq: SPPRP) public offering and sale of 1,521,258 shares at $10 per share on December 30, 2005;

•	earnings of $.23 per diluted share for 2005, compared to earnings of $.16 and $.08 per diluted share for 2004 and 2003.

Available Information

Our executive offices are located at 309 N. 5th St, Norfolk, Nebraska 68701, our telephone number is (402) 371-2520, and we maintain an Internet website located at www.supertelinc.com. Our annual reports on Form 10-K and quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge on our website as soon as reasonably practicable after they are filed with the SEC. We also make available the charters of our board committees and our Code of Business Conduct and Ethics on our website. Copies of these documents are available in print to any shareholder who requests them. Requests should be sent to Supertel Hospitality, Inc., 309 N. 5th St, P.O. Box 1448, Norfolk, Nebraska 68701, Attn: Corporate Secretary.

(a) General Development of Business

We are a real estate investment trust for federal income tax purposes and we were incorporated in Virginia on August 23, 1994. Our common stock began to trade on The Nasdaq National Market on October 30, 1996. Our preferred stock began to trade on The Nasdaq National Market on December 30, 2005.

Through our wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust, we own a controlling interest in Supertel Limited Partnership and E&P Financing Limited Partnership. As of December 31, 2005, we owned an approximately 96% general partnership interest in Supertel Limited Partnership and a 100% interest in E&P Financing Limited Partnership. Supertel Limited Partnership owns a 100% interest in Solomons GP, LLC which owns a 99% general partnership interest in Solomons Beacon Inn Limited Partnership. We own the remaining 1% limited partnership interest in Solomons Beacon Inn Limited Partnership and we own a 100% interest in Supertel Hospitality Management, Inc. Supertel Limited Partnership also owns a 100% interest in SPPR-South Bend, LLC and 99% interest in SPPR-Hotels, LLC. The remaining 1% interest in SPPR-Hotels, LLC is owned by SPPR Holdings, Inc, our wholly owned subsidiary.

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2000, REITs are permitted to lease their hotels to wholly owned taxable REIT subsidiaries. We formed TRS Leasing, Inc. and its wholly owned subsidiaries TRS Subsidiary LLC and SPPR TRS Subsidiary, LLC (collectively the “TRS Lessee”) in accordance with the RMA. Pursuant to the RMA, the TRS Lessee is required to enter into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS Lessee. Accordingly the hotels are leased to our taxable TRS Lessee and are managed by Royal Host Management, Inc. Royal Host Management is a subsidiary of Royal Host Inc., a Canada based publicly owned real estate investment trust.

(b) Financial Information About Industry Segments

We are engaged primarily in the business of owning equity interests in hotel properties. Therefore, presentation of information about industry segments is not applicable. See the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required in this Item 1.

(c) Narrative Description of Business

General At December 31, 2005, we owned, through our subsidiaries, 76 hotels in 17 states. The hotels are operated by Royal Host Management. Our primary objective is to increase shareholder value through increasing the operating returns of the hotels, and by acquiring equity interests in hotels that meet our investment criteria.

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

Acquisition Strategy Any acquisition, investment or purchase of property requires approval of the Investment Committee of our board of directors. Our general investment criteria are described below:

•	nationally franchised hotels in locations with relatively high demand for rooms, relatively low supply of competing hotels and significant barriers to entry into the hotel business, such as a scarcity of suitable hotel sites or zoning restrictions;

•	hotels which could benefit from new management, a new marketing strategy and association with a national franchisor;

•	hotels which could benefit significantly from renovations; and

•	hotels in attractive locations that could benefit by changing franchises to a grade that is more appropriate for the location and clientele.

We acquired seven hotels in 2005 through our subsidiaries. The following table reflects additional information regarding each of these hotels:

Hotel	Location	Date Acquired	Rooms
Sleep Inn	Omaha, NE	Sep – 05	90
Comfort Inn	Fayetteville, NC	Nov – 05	120
Comfort Suites	Fort Wayne, IN	Nov – 05	128
Comfort Suites	Marion, IN	Nov – 05	62
Comfort Suites	Lafayette, IN	Nov – 05	62
Comfort Inn & Suites	Warsaw, IN	Nov – 05	71
Comfort Suites	South Bend, IN	Nov – 05	135

			668

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

These criteria describe the basic characteristics that we look for prior to committing to the development of a new hotel. Sites that are selected may have some or all of the market characteristics described above, as well as characteristics that are not specifically described herein. Sites selected by us will not necessairly possess all of these characteristics.

Sale of Hotels We may undertake the sale of one or more of the hotels from time to time in response to changes in market conditions, our current or projected return on our investment in the hotels or other factors which the board of directors deems relevant. We undertook a specific disposition program beginning in 2001 that included the sale of 23 hotels through December 31, 2004. The proceeds from the sale of these hotels were used primarily to repay existing debt. We did not sell any hotels in 2005 and none of our hotels were classified as being held for sale as of December 31, 2005; however, we may sell additional hotels in the future as market conditions and other factors so warrant.

Operating Practices We are advised by Royal Host Management that it utilizes a centralized accounting and data processing system, which facilitates financial statement and budget preparation, payroll management, internal auditing and other support functions for the on-site hotel management team.

Royal Host Management advises us that each hotel it manages employs a general manager who is responsible for the overall operations of the hotel. The general managers report to regional directors. Royal Host Management also utilizes senior managers who assist the regional directors in the mentoring of newer managers and/or assisting properties needing additional resources. As a management company, we are advised by Royal Host Management that it actively seeks feedback from the general managers through a manager advisory board comprised of managers nominated by the regional directors from each territory. Daily operations are managed using a centralized approach led by regional directors. Royal Host Management advises us that its strategy is to encourage decision-making by those people closest to the hotel operation level at the lowest administrative cost.

The principal provisions of our management agreement with Royal Host Management are as follows:

•	Royal Host Management is paid a base fee equal to 4.75% of gross hotel income with respect to 70 of our hotels and 4% of gross hotel income with respect to 6 of our hotels;

•	if annual net operating income exceeds 10% of our total investment in the hotels, then Royal Host receives an incentive fee of 10% of the excess of operating income up to the first $1 million, and 20% of excess net operating income above $1 million;

•	the agreement runs through December 31, 2009 and is automatically extended for five years thereafter if specific net operating income levels are achieved, subject to Royal Host Management’s option not to extend the agreement;

•	either of us may terminate the agreement if net operating income is not at least 8.5% of our total investment in the hotels or if we undergo a change in control (if we terminate the agreement for the change in control, then we pay Royal Host Management a termination fee equal to 50% of its basic management fee for the prior 12 months);

•	we may terminate the agreement if any of the hotels fails three successive franchisor inspections if the deficiencies are within the reasonable control of Royal Host Management; and

•	we may also terminate the agreement if tax laws change to allow a hotel REIT to self manage its properties (in which event we would pay Royal Host Management a termination fee equal to 50% of its basic management fee for the prior 12 months.

The hotels currently operate under the following franchise brands:

	Franchise Brand	Number of Hotels
(a)	Super 8	44
(b)	Comfort Inn/Comfort Suites	20
(c)	Hampton Inn	4
(d)	Holiday Inn Express	3
(b)	Sleep Inn	1
(a)	Days Inn	1
(a)	Ramada Limited	1
(e)	Guest House Inn	1
(f)	Suites at Key Largo	1

Franchise Information

(a)	Super 8®, Ramada Limited®, and Days Inn® are registered trademarks of Cendant, Inc.

(b)	Comfort Inn®, Comfort Suites® and Sleep Inn® are registered trademarks of Choice Hotels International, Inc.

(c)	Hampton Inn® is a registered trademark of Hilton Hotels Corporation.

(d)	Holiday Inn Express® is a registered trademark of Six Continents Hotels, Inc.

(e)	Guesthouse® is a registered trademark of Guesthouse International Franchise Systems, Inc.

(f)	Suites at Key Largo is an independent boutique suites property with a 30 bay marina.

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

Competition The hotel industry is highly competitive. Each of our hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on revenues, occupancy and the average daily room rate of the hotels or at hotel properties acquired or developed in the future. A number of our hotels have experienced increased competition in the form of newly constructed competing hotels in the local markets, and we expect the entry of new competition to continue in several additional markets over the next several years.

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

Employees At December 31, 2005, we had 13 employees. Royal Host Management, the manager of our hotels, has a workforce of approximately 1,245 employees dedicated to the operation of the hotels.

Item 1A. RISK FACTORS

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

If room supply outpaces demand, our operating margins may deteriorate and we may be unable to execute our business plan. In addition, if this trend continues, we may be unable to continue to meet our debt service obligations or to obtain necessary additional financing.

We have restrictive debt covenants that could adversely affect our ability to run our business.

We file quarterly loan compliance certificates with certain of our lenders. As of September 30, 2004, we requested and received a loan-to-value and a debt service ratio waiver with respect to a term loan with First National Bank of Omaha N.A. On February 17, 2005, the bank agreed to a covenant modification effective through June 30, 2006, providing for a lower loan-to-value ratio and debt service coverage ratio. We were in compliance with all other loan covenants during 2005.

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

Our failure to have distributed old Supertel Hospitality, Inc.’s earnings and profits may compromise our tax status.

At the end of any taxable year, a REIT may not have any accumulated earnings and profits (described generally for federal income tax purposes as cumulative undistributed net income) from a non-REIT corporation. In October 1999, our company and the old Supertel Hospitality, Inc. merged. We were the surviving entity in the merger and in May 2005 we changed our name to Supertel Hospitality, Inc. Prior to the effective time of the merger between our company and old Supertel Hospitality, Inc., old Supertel paid a dividend to its stockholders of record in the amount of its accumulated earnings and profits for federal income tax purposes. Accordingly, we should not have succeeded to any of the then current and accumulated earnings and profits of Supertel. However, the determination of accumulated earnings and profits for federal income tax purposes is extremely complex and Supertel’s computations of its accumulated earnings and profits are not binding upon the Internal Revenue Service. Should the IRS successfully assert that the old Supertel’s accumulated earnings and profits were greater than the amount distributed by Supertel, we may fail to qualify as a REIT.

Our sale of assets acquired in a 1999 merger within ten years of the merger will result in tax.

In connection with our election to be taxed as a REIT, we have elected to be subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on assets acquired, which included hotels, in the 1999 merger with the old Supertel Hospitality, Inc. are recognized in taxable dispositions of such assets in the subsequent ten-year period. This ten-year period expires October 2009. We recognized built-in gains taxes of $286,000 due to dispositions of five of those hotels in 2004.

Our debt service obligations could require us to liquidate our properties and may reduce cash available for distribution to our shareholders.

As of December 31, 2005, we had approximately $92.0 million of existing indebtedness with maturity dates ranging from November 2006 to 2024. Approximately $5.4 million of principal is due in 2006 and $12.4 million is due in 2007. We cannot assure you that we will be able to re-finance or repay such debt when due or that the terms of any new debt financings will be as favorable to us as the terms of our existing debt financing.

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

Among the factors that could adversely affect our results of operations and our distributions to shareholders are: decreased revenue per available room and reduced net operating profits or operating losses; increased debt service requirements, including those resulting from higher interest rates on our variable rate indebtedness; and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Hotel revenue can decrease for a number of reasons, including increased competition from new hotel rooms and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels.

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

Operating Risks

Our hotels are subject to various operating risks found throughout the hotel industry. Many of these risks are beyond our control. These include, among other things, the following:

•	our hotels compete with other hotel properties in their respective geographic markets, and many of our competitors have substantially greater marketing and financial resources than we do;

•	over-building in our markets, which adversely affects occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism;

•	terrorist incidents which may deter travel;

•	increases in energy costs, airline fares and other expenses, which may affect travel patterns and reduce the number of business and commercial travelers and tourists; and

•	adverse effects of general, regional and local economic conditions.

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

Seasonality of Hotel Business

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters, with the exception of our hotels located in Florida. This seasonality can be expected to cause quarterly fluctuations in our lease revenues. Our quarterly earnings may be adversely affected by factors outside our control, including bad weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowings in our first and fourth quarters in order to offset these fluctuations in revenues.

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

Capital Expenditures

Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses. The costs of all of these capital improvements could adversely affect our financial condition and reduce the amounts available for distribution to our shareholders. These renovations may give rise to the following risks:

•	possible environmental problems;

•	construction cost overruns and delays;

•	a possible shortage of available cash to fund renovations and the related possibility that financing for these renovations may not be available to us on affordable terms; and

•	uncertainties as to market demand or a loss of market demand after renovations have begun.

For the twelve months ended December 31, 2005, we spent approximately $4.9 million for capital improvements to our hotels.

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

Uninsured and Underinsured Losses

We maintain comprehensive insurance on each of our hotels, including liability, fire and extended coverage of the type and amount we believe are customarily obtained for or by hotel owners. However, various types of catastrophic losses, like earthquakes, floods and wars, may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not be able to cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. If an uninsured loss occurs, we may lose both our invested capital and anticipated profits from the property. Our insurance premiums may increase significantly in the future, which may have a materially adverse impact on our cash flow. Furthermore, we may not be able to purchase policies in the future with coverage limits and deductibles similar to those purchased for the year 2006. Because it is impossible to determine what kind of policies will be available in the future and at what prices, we are unable to determine whether we will be able to maintain insurance coverage levels similar to those secured for 2006. Our real property insurance policies put into effect on December 31, 2004 include limited terrorism coverage, except for acts of war.

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

Seventy Five of our hotels operate under franchise agreements and we are subject to the risks of concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to one of our particular brands. Risks associated with our brands could adversely affect our lease revenues and the amounts available for distribution to our shareholders.

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

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the hotel without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. As of December 31, 2005, TRS Lessee holds all of the franchise licenses for our hotels. Loss of a franchise license for one or more hotels could materially and adversely affect our revenues. This loss of revenues could, therefore, also adversely affect our cash available for distribution to shareholders.

Our inability to obtain financing could limit our growth.

We are required to distribute at least 90% of our REIT taxable income to our shareholders each year in order to continue to qualify as a REIT. Our debt service obligations and distribution requirements limit our ability to fund capital expenditures, acquisitions and hotel development through retained earnings. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain debt or equity financing.

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

Our company could be responsible for the costs discussed above if it found itself in one or more of these situations. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could affect the funds available for distribution to our shareholders. To determine whether any costs of this nature might be required, we commissioned Phase I environmental site assessments, or “ESAs” before we acquired our hotels, and in 2002, commissioned new ESAs for 32 of our hotels in conjunction with a refinancing of the debt obligations of those hotels. These studies typically included a review of historical information and a site visit, but not soil or groundwater testing. We obtained the ESAs to help us identify whether we might be responsible for cleanup costs or other costs in connection with our hotels. The ESAs on our hotels did not reveal any environmental conditions that are likely to have a material adverse effect on our business, assets, results of operations or liquidity. However, ESAs do not always identify all potential problems or environmental liabilities. Consequently, we may have material environmental liabilities of which we are unaware.

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

Ownership Limitation

Our articles of incorporation provide that no person may directly or indirectly own more than 9.9% of our common stock or 9.9% of any series of our preferred stock. This may prevent an acquisition of control of our company by a third party without our board’s approval, even if our shareholders believe the change of control is in their interest.

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

Our ownership limitation may prevent you from engaging in certain transfers of our capital stock.

In order to maintain our REIT qualification, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws to include various kinds of entities) during the last half of any taxable year. In addition, if any shareholder or group of related or affiliated shareholders of our lessee owns, actually or constructively, 10% or more of our stock, we likely would lose our REIT status. Our articles of incorporation contain the ownership limitation, which prohibits both direct and indirect ownership of more than 9.9% of the outstanding shares of our common stock or 9.9% of any series of our preferred stock by any person, subject to several exceptions. Generally, any shares of our capital stock owned by affiliated owners will be added together for purposes of the ownership limitation.

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

The new hotels that we may develop have no operating history. These hotels, both during the start-up period and after they have stabilized, may not achieve anticipated levels of occupancy, average daily room rates, or gross operating margins, and could result in operating losses and reduce the amount of distributions to our shareholders.

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

If Royal Host Management fails to materially comply with the terms of their management agreement, we have the right to terminate such management agreement. Upon termination, we would have to find another manager to manage the property. We cannot operate the hotels directly due to federal income tax restrictions. We cannot assure you that we would be able to find another manager or that, if another manager were found, we would be able to enter into a new management agreement favorable to us. Our franchisors may require us to make substantial capital improvements to the hotels prior to their approval, if required, of a new manager. There would be disruption during any change of hotel management that could adversely affect our operating results and reduce our distributions to our shareholders.

If we decide to sell hotels, we may not be able to sell those hotels on favorable terms.

We have sold twenty-two hotels since 2002, ten in 2002, seven in 2003 and five in 2004. We did not sell any hotels in 2005. We may decide to sell additional hotels in the future. We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our divestiture strategy. In the event that we cannot fully execute our divestiture strategy or realize the benefits therefrom, we will not be able to fully execute our growth strategy.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth certain information with respect to the Hotels as of December 31, 2005:

Hotel Brand	Rooms
Super 8
Aksarben-Omaha, NE	73
Anamosa, IA	35
Antigo, WI	52
Batesville, AR	49
Burlington, IA	62
Charles City, IA	43
Clinton, IA	63
Columbus, NE	63
Cornhusker–Lincoln, NE	133
Creston, IA	123
El Dorado, KS	49
Fayetteville, AR	83
Ft. Madison, IA	41
Hays, KS	78
Iowa City, IA	86
Jefferson City, MO	77
Keokuk, IA	61
Kingdom City, MO	62
Kirksville, MO	61
Lenexa, KS	101
Manhattan, KS	87
Menomonie, WI	81
Moberly, MO	60
Mt. Pleasant, IA	55
Muscatine, IA	63
Neosho, MO	58
Norfolk, NE	66
Omaha, NE	116
O’Neill, NE	72
Parsons, KS	48
Pella, IA	40
Pittsburg, KS	64
Portage, WI	61
Sedalia, MO	87
Shawano, WI	55
Storm Lake, IA	59
Tomah, WI	65
Watertown, SD	57
Wayne, NE	40
West Dodge– Omaha, NE	101
West “O” – Lincoln, NE	82
Wichita, KS	119
Wichita – (Park City), KS	59
West Plains, MO	49
Comfort Inn /Comfort Suites
Culpeper, VA	49
Chambersburg, PA	63
Dahlgren, VA	59
Dublin, VA	99
Farmville, VA	51
Gettysburg, PA	80
Morgantown, WV	80
Minocqua, WI	51
New Castle, PA	79
Princeton, WV	51
Rocky Mount, VA	61
Sheboygan, WI	59
Beacon Marina-Solomons, MD	60
Dover, DE	64
Fayetteville, NC	120
Warsaw, IN	71
Lafayette, IN	62
Marion, IN	62
South Bend, IN	135
Fort Wayne, IN	128
Sleep Inn
Omaha, NE	90
Days Inn
Farmville, VA	59
Hampton Inn
Brandon, FL	80
Cleveland, TN	59
Jackson, TN	121
Shelby, NC	77
Guest House Inn
Ellenton, FL	63
Holiday Inn Express
Danville, KY	63
Gettysburg, PA	51
Harlan, KY	62
Ramada Limited
Ellenton, FL	73
Suites at Key Largo
Key Largo, FL	40

Totals	5,361

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity / Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The common stock trades on the Nasdaq National Market under the symbol “SPPR.” The closing sales price for the common stock on March 16, 2006 was $4.91 per share. The table below sets forth the dividends declared per share and high and low sales prices per share reported on the Nasdaq National Market for the periods indicated.

	Common Stock
	High	Low	Dividend
2004
First Quarter	$4.94	4.15	0.05
Second Quarter	$4.60	3.55	0.05
Third Quarter	$4.95	3.71	0.05
Fourth Quarter	$4.18	3.60	0.05

2005
First Quarter	$3.99	3.66	0.06
Second Quarter	$4.60	3.67	0.06
Third Quarter	$5.12	4.12	0.07
Fourth Quarter	$5.00	4.40	0.07

(b) Holders

As of March 16, 2006, the approximate number of holders of record of the common stock was 160 and the approximate number of beneficial owners was 2,350.

(c) Dividends

Dividends paid during the year ended December 31, 2005 ($.24) represented ordinary income ($.24) to shareholders. The 2004 fourth quarter dividend ($.05) was paid in January 2005, and will be reported as a component of 2005 dividend payments for income tax purposes. The 2005 fourth quarter dividend ($.07) was paid in

January 2006, and will be reported as a component of 2006 dividend payments for income tax purposes. We will continue to pay dividends to shareholders as business conditions allow, in accordance with our previously announced policy of distributing approximately 100% of our taxable net income. The actual amount of future dividends will be determined by the board of directors based on the actual results of operations, economic conditions, capital expenditure requirements and other factors that the board of directors deems relevant.

Item 6. Selected Financial Data

Through December 31, 2001, operating revenues and expenses of the hotels (other than those of the eleven hotels classified for sale from June 1, 2001) were reflected in the financial statements of Humphrey Hospitality Management, Inc. (HHM). Pursuant to the master lease, with an effective date of January 1, 2002, the hotels previously leased to HHM were then leased to the TRS Lessee which, in turn, entered into the management agreement with HHM. Accordingly, our consolidated financial statements include all of the operating revenues and expenses of the hotels for 2005, 2004, 2003 and 2002.

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

(In thousands, except per share data)	As of or for the Years Ended December 31,
	2005	2004	2003	2002	2001
Operating data (1):
Room rentals and other hotel services (2)	$60,537	$57,634	$57,209	$58,739	$4,797

Base and percentage rents (3)	—	—	—	—	19,092

Net earnings (loss) from continuing operations	2,778	1,299	281	(3,175)	(439)
Discontinued Operations	—	678	728	178	1,148

Net earnings (loss)	2,778	1,977	1,009	(2,997)	709
Preferred stock dividends	(6)	—	—	—	—
Net earnings (loss) available to Common Shareholders	2,772	1,977	1,009	(2,997)	709

FFO (4)	9,637	7,732	5,418	3,361	8,874

Net earnings (loss) per common share from continuing operations - basic and diluted	0.23	0.11	0.02	(0.28)	(0.04)
Net earnings (loss) per common share from discontinued operations - basic and diluted	—	0.05	0.06	0.02	0.10

Net earnings (loss) per common share	0.23	0.16	0.08	(0.26)	0.06

FFO per share - basic and diluted (4)	0.80	0.64	0.45	0.30	0.79

Total assets	156,956	118,923	124,949	114,260	167,949
Total long-term debt	92,008	71,418	77,611	94,275	115,872
Net cash flow:
Provided by operating activities	10,215	9,123	10,121	2,424	13,758
Provided (used) by investing activities	(32,355)	(197)	8,885	17,835	(2,816)
Provided (used) by financing activities	22,986	(8,912)	(20,222)	(23,761)	(6,149)

Dividends per share (5)	0.26	0.20	0.17	—	0.23

Weighted average number of shares outstanding - basic and diluted	12,062	12,054	12,045	11,318	11,226

RECONCILIATION OF NET EARNINGS TO FFO

Net earnings (loss) available to Common Shareholders	$2,772	$1,977	$1,009	$(2,997)	$709
Depreciation and Amortization	6,863	6,488	6,896	8,210	8,204
(Gain) loss on disposition of assets	2	(733)	(2,487)	(1,852)	(39)

FFO (4)	$9,637	$7,732	$5,418	$3,361	$8,874

(1)	Revenues for all periods exclude revenues from hotels sold or classified as held for sale after January 1, 2002, which are classified in discontinued operations in the statements of operations.
(2)	Hotel revenues for 2001 include room and other revenues from operations of eleven hotels classified for sale for the period June 1, 2001 through December 31, 2001. Hotel revenues for 2005, 2004, 2003 and 2002 include room and other revenues from the operations of the hotels.
(3)	Represents annual base rent plus aggregate percentage rent pursuant to the percentage leases with Humphrey Hospitality Management, Inc. (HHM), a former management company. On January 1, 2002, the hotels which had been leased to HHM were leased to TRS Lessee.

(4)	FFO is a non-GAAP financial measure. We consider FFO to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from sales of real estate assets, plus depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner, therefore, our calculation may not be the same as the calculation of FFO for similar REITs. We use FFO as a performance measure to facilitate a periodic evaluation of our operating results relative to those of our peers, who like us, are typically members of NAREIT. We consider FFO a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful indication of our performance.

FFO for 2005, 2004, 2003, 2002 and 2001 includes impairment losses on real estate of $0, $0, $2,069,000, $2,246,000 and $1,192,000, respectively. Prior to the third quarter of 2003, we followed a practice of excluding such losses from FFO. However, we revised this practice based on clarification of the SEC staff’s position on the FFO treatment of impairment losses and guidance from NAREIT issued during the third quarter of 2003.

(5)	Represents dividends declared by the Company. Dividends paid during the year ended December 31, 2005 ($0.24) represented ordinary income to shareholders. The 2004 fourth quarter dividend ($0.05) was paid in January 2005, and will be reported as a component of 2005 dividend payments for income tax purposes. The 2005 fourth quarter dividend ($0.07) was paid in January 2006, and will be reported as a component of 2006 dividend payments for income tax purposes.

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

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, we own 76 limited service hotels in 17 states. Our hotels operate under several national franchise brands.

Our significant events for 2005 include:

•	the payment of dividends during each quarter, for a total of $.24 per share in 2005, up from $.20 per share in 2004;

•	our name change from Humphrey Hospitality Trust, Inc. to Supertel Hospitality, Inc.; and trading symbol change of our common stock on the Nasdaq National Market from “HUMP” to “SPPR”;

•	the acquisition of seven hotels;

•	a new $22 million revolving credit facility, effective on January 13, 2005;

•	Series A Convertible Preferred Stock (Nasdaq: SPPRP) public offering and sale of 1,521,258 shares at $10 per share on December 30, 2005;

•	earnings of $.23 per diluted share for 2005, compared to earnings of $.16 and $.08 per diluted share for 2004 and 2003, respectively;

•	the dividend declared for the first quarter of 2006 is $.09, payable April 28, 2006 for shareholders of record March 31, 2006, this represents a $.02 cents increase from the prior quarter.

Through our wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust, we own a controlling interest in Supertel Limited Partnership and E&P Financing Limited Partnership. As of December 31, 2005, we owned an approximately 96% general partnership interest in Supertel Limited Partnership and a 100% interest in E&P Financing Limited Partnership. Supertel Limited Partnership owns a 100% interest in Solomons GP, LLC which owns a 99% general partnership interest in Solomons Beacon Inn Limited Partnership. We own the remaining 1% limited partnership interest in Solomons Beacon Inn Limited Partnership. Supertel Limited Partnership also owns a 100% interest in SPPR-South Bend, LLC and 99% interest in SPPR-Hotels, LLC. The remaining 1% interest in SPPR – Hotels, LLC is owned by SPPR Holdings, Inc, our wholly-owned subsidiary.

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003, and should be read along with the consolidated financial statements and related notes.

RevPAR, ADR and Occupancy

The following table presents our revenue per available room (“RevPAR”), average daily rate (“ADR”) and occupancy, by state, for 2005, 2004 and 2003, respectively. The comparisons from continuing operations include 76, 69 and 69 hotels for the respective years.

	Year ended December 31,
	2005			2004			2003
State	RevPAR	Occ.	ADR	RevPAR	Occ.	ADR	RevPAR	Occ.	ADR
Arkansas	$29.24	58.4%	$50.05	$26.32	54.2%	$48.56	$27.07	58.9%	$45.94
Delaware	61.44	73.5%	83.58	60.50	79.0%	76.56	61.55	80.7%	76.26
Florida	51.96	68.8%	75.53	51.65	68.2%	75.68	46.14	62.6%	73.66
Indiana[1]	37.04	52.7%	70.25	—	—	—	—	—	—
Iowa	27.97	63.4%	44.10	26.83	63.3%	42.41	26.90	61.7%	43.60
Kansas	29.06	61.0%	47.66	27.86	59.1%	47.13	29.31	62.5%	46.89
Kentucky	39.60	64.3%	61.56	34.54	57.2%	60.36	34.35	59.1%	58.07
Maryland	51.74	64.8%	79.89	47.52	62.7%	75.79	55.46	75.2%	73.71
Missouri	24.95	55.4%	45.07	25.00	55.0%	45.49	25.39	53.8%	47.20
Nebraska	23.78	54.5%	43.63	24.20	57.2%	42.31	24.67	58.5%	42.20
North Carolina	35.41	58.6%	60.41	31.50	55.2%	57.09	30.79	54.4%	56.61
Pennsylvania	46.62	65.3%	71.42	45.59	66.1%	69.01	45.56	67.9%	67.09
South Dakota	28.00	61.6%	45.45	27.83	63.4%	43.88	30.18	70.3%	42.95
Tennessee	45.64	73.7%	61.90	44.41	75.5%	58.85	42.23	72.6%	58.17
Virginia	42.81	73.9%	57.91	37.18	65.0%	57.19	36.66	64.8%	56.57
West Virginia	50.51	80.1%	63.07	48.12	78.9%	61.03	45.97	76.2%	60.32
Wisconsin	32.54	59.0%	55.14	34.64	62.4%	55.52	32.85	61.0%	53.86

	$33.68	62.4%	$54.00	$32.64	62.1%	$52.59	$32.44	62.3%	$52.11

Our RevPAR, ADR and Occupancy, by franchise affiliation, from continuing operations, for 2005, 2004 and 2003, respectively, were as follows:

	Year ended December 31,
	2005			2004			2003
Flag	RevPAR	Occ.	ADR	RevPAR	Occ.	ADR	RevPAR	Occ.	ADR
Super 8	$26.82	58.7%	$45.72	$26.68	59.4%	$44.95	$27.19	60.1%	$45.23
Comfort Inn/Comfort Suites	45.39	69.3%	65.46	43.55	68.1%	63.97	42.77	67.9%	63.01
Hampton Inn	47.04	69.6%	67.62	45.31	70.6%	64.15	42.68	67.8%	62.93
Holiday Inn Express	44.71	64.9%	68.85	40.17	59.5%	67.50	40.01	62.3%	64.18
Suites at Key Largo	72.62	68.0%	106.85	85.97	71.0%	121.11	84.59	76.1%	111.16
Ramada Limited	44.87	73.2%	61.26	40.18	68.3%	58.80	32.62	58.5%	55.72
Guest House Inn	35.43	62.0%	57.16	31.52	58.1%	54.25	25.77	49.3%	52.22
Days Inn	35.66	62.9%	56.67	32.27	58.0%	55.66	34.44	62.7%	54.90
Sleep Inn [1]	41.71	77.6%	53.73	—	—	—	—	—	—

	$33.68	62.4%	$54.00	$32.64	62.1%	$52.59	$32.44	62.3%	$52.11

(1)	Acquired in 2005.

Results of Operations

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2005			2004			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total

Revenues	$60,695	$—	$60,695	$57,809	$635	$58,444	$2,886
Hotel and property operations expenses	42,372	—	42,372	41,242	636	41,878	(1,130)
Interest expense	5,959	—	5,959	5,559	24	5,583	(400)
Depreciation and Amortization expense	6,863	—	6,863	6,418	75	6,493	(445)
General and administrative expenses	2,526	—	2,526	2,134	—	2,134	(392)
Termination and Relocation Costs	—	—	—	1,169	—	1,169	1,169
Net gains (losses) on dispositions of assets and provision for impairment loss	(2)	—	(2)	(12)	745	733	10
Minority interest	226	—	226	218	—	218	(8)
Income tax expense (benefit)	(31)	—	(31)	(242)	(33)	(275)	(211)

	$2,778	$—	$2,778	$1,299	$678	$1,977	$1,479

Revenues and Operating Expenses

Revenues increased, from continuing operations, by approximately $2.9 million during 2005, of which $1.6 million was due to acquisition of hotel properties during 2005. The increase in revenue was also due, in part, to an increase in average daily rate (ADR) of $1.41 or 2.7% and a 0.3% increase in occupancy, which resulted in a $1.04 or 3.2% increase of revenue per available room (RevPAR) for the year ended December 31, 2005 compared to the year ago period.

Hotel and property operations expenses, from continuing operations increased by approximately $1.1 million during 2005, due to acquisition of hotel properties during 2005 with operations expense of $1.2 million.

Interest Expense and Depreciation Expense

Interest expense, from continuing operations increased by approximately $400,000, due partially to acquisitions and rising rates. Depreciation expense increased $445,000, primarily due to acquisitions and asset additions outpacing the amount of assets exceeding their useful life. General and administrative cost increased by approximately $392,000, due primarily to increases in payroll/taxes/benefits and consulting fees during 2005.

Termination and Relocation Costs

There were no Termination and Relocation Costs during 2005. The 2004 cost of $1.2 million was a result of termination fees directly related to TRS Lessee terminating its hotel management agreement with Humphrey Hospitality Management (HHM) for $500,000 and agreeing to reimburse HHM for certain employment-related severance costs of approximately $189,000. Additional one-time expenses associated with the termination of the hotel management agreement and a related decision to relocate the corporate offices from Columbia, MD to Norfolk, NE approximated $379,000, which is primarily represented by executive separation agreements, legal and consulting services. In addition, capitalized expenditures for replacement software and computer equipment totaled to approximately $225,000.

Income Tax

The Income tax expense (benefit) is related to the taxable earnings (loss) from the Company’s taxable subsidiary, the TRS Lessee. Management believes the Federal income tax rate for the TRS Lessee will be approximately 40%. The tax benefit is a result of TRS Lessee’s losses for the year ended December 31, 2005 and 2004. The income tax expense (benefit) will vary based on the taxable earnings of the TRS Lessee, a C corporation. The income tax benefit decreased by approximately $211,000 during 2005 compared to the year ago period, due to a reduced loss by the TRS Lessee in 2005 compared to the year ago period.

Dispositions

In 2005 no hotel sales were realized. In 2004, we recognized net gains on the disposition of assets of approximately $733,000, due primarily to net gains on the sale of five hotels ($745,000, net of built-in gain taxes of $286,000). No impairment charges were recorded for 2005 and 2004.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2004			2003			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$57,809	$635	$58,444	$57,404	$4,499	$61,903	$405
Hotel and property operations expenses	41,242	636	41,878	41,640	3,788	45,428	398
Interest expense	5,559	24	5,583	6,244	542	6,786	685
Depreciation and Amortization expense	6,418	75	6,493	6,435	461	6,896	17
General and administrative expenses	2,134	—	2,134	2,052	—	2,052	(82)
Termination and Relocation Costs	1,169	—	1,169	—	—	—	(1,169)
Net gains (losses) on dispositions of assets and provision for impairment loss	(12)	745	733	(543)	961	418	531
Minority interest	218	—	218	270	—	270	52
Income tax expense (benefit)	(242)	(33)	(275)	(61)	(59)	(120)	181

	$1,299	$678	$1,977	$281	$728	$1,009	$1,018

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

Income Tax

The Income tax expense (benefit) is related to the taxable earnings (loss) from the Company’s taxable subsidiary, the TRS Lessee. Management believes the Federal income tax rate for the TRS Lessee will be approximately 40%. The tax benefit is a result of TRS Lessee’s losses for the year ended December 31, 2004 and 2003. The income tax expense (benefit) will vary based on the taxable earnings of the TRS Lessee, a C corporation. The income tax benefit increased by approximately $155,000 during 2004 compared to the year ago period, due to an increased loss by the TRS Lessee in 2004 compared to the year ago period.

Dispositions

In 2004, we recognized net gains on the disposition of assets of approximately $733,000, due primarily to net gains on the sale of five hotels ($745,000, net of built-in gain taxes of $286,000). In 2003, we recognized net gains on the disposition of assets of approximately $418,000, due primarily to net gains on the sale of seven hotels ($961,000, net of built-in gain taxes of $178,000 and a provision for built-in gain taxes which was reduced ($300,000) based on a change in the allocation of hotel sales proceeds from us to the TRS Lessee.

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

Financing

At December 31, 2005, we had long-term debt of $92.0 million consisting of notes and mortgages payable, with a weighted average term to maturity of 6.5 years and a weighted average interest rate of 7.22%. Aggregate annual principal payments for the next five years and thereafter are as follows (in thousands):

2006	$5,373
2007	12,366
2008	2,923
2009	15,609
2010	2,387
Thereafter	53,350

$92,008

We have or currently intend to finance or refinance the debt payments coming due in 2006 in the amount of $2.8 million. The remainder of the maturities in 2006, approximately $2.6 million, consist of principal amortization on other mortgage loans which we expect to fund through cash flow from operations.

We file quarterly loan compliance certificates with certain of our lenders. As of December 31, 2005, we were in compliance with all loan covenants.

As of September 30, 2004 we requested and received a loan-to-value and a debt service ratio waiver with respect to a term loan with First National Bank of Omaha N.A. Ten of our hotels secure the $12 million term loan. We had a loan to value ratio of 63% and a debt service ratio of 1.46:1 as compared to the covenant requirements of the term loan of 60% and 1.5:1. The bank has agreed that through and including June 30, 2006, the loan-to-value ratio will be determined using a capitalization rate of 11% for valuing the hotels (versus an original rate of 12%) and the debt service coverage ratio will be 1.35:1. As of December 31, 2005, we were in compliance with the covenants under this term loan, as so modified.

If we fail to pay our indebtedness when due, or fail to comply with covenants, we could incur higher interest rates during the period of such loan defaults, and could ultimately lose the hotels through lender foreclosure.

Acquisition of Hotels

The Company acquired the 90-room Sleep Inn and Suites hotel located in Omaha, Nebraska in September 2005. The purchase price of $3.6 million was paid by approximately $800,000 with an assumed mortgage note payable and 633,047 of common operating units of Supertel Limited Partnership (a limited partnership 96% owned by the Company), of which 266,131 common operating units were immediately redeemed for $1.2 million in cash.

On November 7, 2005, SPPR-Hotels, LLC, a single-purpose bankruptcy remote entity 99% owned by Supertel Limited Partnership and 1% owned by SPPR Holdings, Inc., a wholly-owned subsidiary of the Company, acquired five hotels (four located in Indiana and one in North Carolina) in the amount of approximately $20.2 million, which was funded by approximately $5.4 million of borrowings from Supertel Hospitality’s existing credit facilities with Great Western Bank and a $14.8 million loan from Citigroup Global Markets Realty Corp.

On November 30, 2005, SPPR-South Bend, LLC, a single-purpose bankruptcy remote entity 100% owned by Supertel Limited Partnership, acquired one hotel located in Indiana, in the amount of $12,080,000. The acquisition was funded thru the assumption of an approximate $6.1 million promissory note payable to GE Capital Franchise Finance Corporation, a $3.0 million promissory note payable to Independent Property Operators of America, LLC and approximately $3.0 million of borrowings from Supertel Hospitality’s existing credit facilities with Great Western Bank.

Disposition of Hotels

During 2005 we did not sell any hotels. As of December 31, 2005, none of our hotels were classified as held for sale.

Redemption of Preferred Operating Partnership Units

We own, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 96% general partnership interest in Supertel Limited Partnership, through which we own 20 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 4% is held by limited partners who hold, as of December 31, 2005, 372,195 common operating partnership units and 195,610 preferred operating partnership units. Each limited partner of Supertel Limited Partnership may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common or preferred units, at any time after a specified period following the date he or she acquired the units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, in our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock. The preferred units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership.

Capital Commitments

Below is a summary of certain obligations that will require capital:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$128,559	$11,966	$26,334	$26,653	$63,606
Land leases	2,742	59	118	118	2,447

Total contractual obligations	$131,301	$12,025	$26,452	$26,771	$66,053

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

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. We have identified the following principal accounting policy that has a material effect on our consolidated financial statements:

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Information

The market risk associated with financial instruments and derivative financial or commodity instruments is the risk of loss from adverse changes in market prices or rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, we rely primarily on long-term, fixed rate non-recourse loans from institutional lenders to finance our hotels. We are not currently using derivative financial or commodity instruments to manage interest rate risk.

Management monitors our interest rate risk closely. The table below presents the annual maturities, weighted average interest rates on outstanding debt at the end of each year and fair values required to evaluate the expected cash flows under debt and related agreements, and our sensitivity to interest rate changes at December 31, 2005. Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed Rate Debt	$5,180	$2,515	$2,698	$15,367	$2,125	$48,366	$76,251	$80,746
Average Interest Rate	7.29%	7.32%	7.31%	7.26%	7.03%	6.71%	7.09%	—
Variable Rate Debt	$193	$9,851	$225	$242	$262	$4,984	$15,757	$15,095
Average Interest Rate	7.38%	7.49%	7.61%	7.61%	7.61%	7.61%	7.52%	—

As the table incorporates only those exposures that exist as of December 31, 2005, it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise after December 31, 2005.

Item 8. Financial Statements and Supplementary Data

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Supplementary information required by this Item is presented in Item 6.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Supertel Hospitality, Inc.:

We have audited the consolidated balance sheets of Supertel Hospitality, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III . These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supertel Hospitality, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Omaha, Nebraska
March 30, 2006

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)

	As of
	December 31,	December 31,
	2005	2004
ASSETS
Investments in hotel properties	$205,169	$163,891
Less accumulated depreciation	55,399	49,346

	149,770	114,545

Cash and cash equivalents	1,163	317
Accounts receivable	1,252	803
Prepaid expenses and other assets	2,999	1,699
Deferred financing costs, net	1,772	1,559

	$156,956	$118,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$7,937	$5,769
Long-term debt	92,008	71,418

	99,945	77,187

Minority interest in consolidated partnerships	3,560	2,024

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; 1,521,258 shares issued and outstanding, liquidation preference of $15,213	15	—
Preferred Stock Warrants	53	—
Common stock, $.01 par value, 25,000,000 shares authorized; 12,064,283 and 12,059,849 outstanding	121	121
Additional paid-in capital	65,621	51,585
Distributions in excess of retained earnings	(12,359)	(11,994)

	53,451	39,712

COMMITMENTS AND CONTINGENCIES
	$156,956	$118,923

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
REVENUES
Room rentals and other hotel services	$60,537	$57,634	$57,209
Other	158	175	195

	60,695	57,809	57,404

EXPENSES
Hotel and property operations	42,372	41,242	41,640
Depreciation and amortization	6,863	6,418	6,435
General and administrative	2,526	2,134	2,052
Termination and relocation costs	—	1,169	—

	51,761	50,963	50,127

EARNINGS BEFORE NET LOSSES ON DISPOSITIONS OF ASSETS, INTEREST, MINORITY INTEREST, INCOME TAX BENEFIT AND DISCONTINUED OPERATIONS	8,934	6,846	7,277
Net losses on dispositions of assets	(2)	(12)	(543)
Interest	(5,959)	(5,559)	(6,244)
Minority interest	(226)	(218)	(270)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,747	1,057	220

Income tax benefit	(31)	(242)	(61)

EARNINGS FROM CONTINUING OPERATIONS	2,778	1,299	281

DISCONTINUED OPERATIONS
Net income (loss) from discontinued operations net of income tax benefit	—	(67)	(233)
Gain on sale of discontinued operations, net of impairment provision and income taxes	—	745	961

Income from discontinued operations	—	678	728

NET EARNINGS	2,778	1,977	1,009

Preferred Stock Dividend	(6)	—	—

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS	$2,772	$1,977	$1,009

NET EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Continuing operations	$0.23	$0.11	$0.02
Discontinued operations	—	0.05	0.06

Net earnings	$0.23	$0.16	$0.08

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Years ended December 31, 2005, 2004 and 2003
	Preferred Stock	Preferred Stk Warrants	Common Stock	Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Total
Balance at December 31, 2002	$—	$—	$113	$49,776	$(10,520)	$39,369

Conversion of operating partnership units to common stock	—	—	7	1,722	—	1,729
Common Dividends - $.17 per share	—	—	—	—	(2,048)	(2,048)
Net earnings	—	—	—	—	1,009	1,009

Balance at December 31, 2003	$—	$—	$120	$51,498	$(11,559)	$40,059

Conversion of operating partnership units to common stock	—	—	1	87	—	88
Common Dividends - $.20 per share	—	—	—	—	(2,412)	(2,412)
Net earnings	—	—	—	—	1,977	1,977

Balance at December 31, 2004	$—	$—	$121	$51,585	$(11,994)	$39,712

Conversion of operating partnership units to common stock	—	—	—	41	—	41
Common Dividends - $.26 per share	—	—	—	—	(3,137)	(3,137)
Preferred Stock offering	15	53	—	13,995	—	14,063
Preferred Dividends	—	—	—	—	(6)	(6)
Net earnings	—	—	—	—	2,778	2,778

Balance at December 31, 2005	$15	$53	$121	$65,621	$(12,359)	$53,451

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,778	$1,977	$1,009
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,851	6,488	6,896
Amortization of intangible assets and deferred financing costs	379	228	308
Net (gains) losses on dispositions of assets	2	(733)	(2,487)
Provision for impairment loss	—	—	2,069
Write-off of assets related to relocation costs	—	91	—
Imputed interest on notes payable	(155)	—	—
Minority interest	226	218	270
Changes in operating assets and liabilities:
(Increase) decrease in assets	(1,761)	251	2,332
Increase (decrease) in liabilities	1,895	603	(276)

Net cash provided by operating activities	10,215	9,123	10,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(6,363)	(3,923)	(4,642)
Acquisition of hotel properties	(25,998)	—	—
Proceeds from sale of hotel assets	6	3,726	13,527

Net cash provided (used) by investing activities	(32,355)	(197)	8,885

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(580)	(88)	(30)
Principal payments on long-term debt	(9,137)	(17,233)	(17,444)
Proceeds from long-term debt	22,952	11,040	780
Redemption of operating partnership units	(1,174)	—	(1,808)
Distributions to minority partners	(215)	(219)	(274)
Preferred Stock offering	14,063	—	—
Dividends paid	(2,923)	(2,412)	(1,446)

Net cash provided (used) by financing activities	22,986	(8,912)	(20,222)

Increase (decrease) in cash and cash equivalents	846	14	(1,216)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	317	303	1,519

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,163	$317	$303

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$5,203	$5,906	$6,074
Income taxes paid	—	—	—

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends declared	$3,143	$2,412	$2,048

Conversion of operating partnership units	$41	$88	$1,729

Issuance of operating partnership units	$2,793	$—	$—

Assumed debt from Wells Fargo on Sleep Inn	$807	$—	$—

Assumed debt from GE on South Bend	$6,123	$—	$—

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies

Description of Business

Supertel Hospitality, Inc. (SHI) was incorporated on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 70 properties with the exception of furniture, fixtures and equipment held by TRS Leasing, Inc. are held directly or indirectly by E&P LP, SLP or Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interest in six properties are held directly by either SPPR-Hotels, LLC (SHLLC) or SPPR-South Bend, LLC (SSBLLC). SHI is the sole general partner in SLP and at December 31, 2005, owned approximately 96% of the Units in SLP. SLP is the general partner in SBILP. At December 31, 2005, SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc and SPPR Holdings, Inc. (SPPRHI), SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, and SLP owned 100% of SSBLLC.

As of December 31, 2005, the Company, through the Partnerships, owned 76 limited service hotels (the “hotels”) and one office building. The hotels are leased to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries TRS Subsidiary, LLC and SPPR TRS Subsidiary, LLC (collectively “TRS Lessee”), and were managed by Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc. (“SHMI”) (collectively “HHM”), through July 31, 2004 at which time the contract with HHM was terminated. Effective August 1, 2004, the TRS Lessee entered into a new hotel management agreement with Royal Host Management, Inc., (RHM). RHM is a subsidiary of Royal Host, Inc. a Canada based publicly owned Real Estate Investment Trust which is an owner, franchisor and manager of limited and focused service hotel properties in the United States and Canada. The agreement with RHM provides for a base management fee representing 4.75% and 4.00% of hotel revenue, on 70 and 6 hotels, respectively.

For the year ended 2003 and through July 31, 2004, James I. Humphrey, Jr., the sole shareholder of HHM, was a director of the Company. Paul Schulte, the Company’s Chairman of the Board, served as President of SHMI for an annual compensation package of one dollar ($1.00) through the year ended December 31, 2003 and for the period ended July 31, 2004. No other member of the Company’s board had a financial interest in HHM.

Effective August 2004, SHMI was acquired by SHI.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Partnerships and the TRS Lessee. All significant intercompany balances and transactions have been eliminated in consolidation.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Basis of Presentation

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses recognized during the reporting period. The significant estimates pertain to impairment analysis and allocation of purchase price (SFAS No. 141). Actual results could differ from those estimates.

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

Deferred Financing Cost

Direct costs incurred in financing transactions are capitalized as deferred costs and amortized to interest cost over the term of the related loan using the effective interest method.

Investment in Hotel Properties

Hotel properties to be held and used in operations are recorded at cost and reduced for impairment losses where appropriate. Hotel properties held for sale are carried at the lower of their carrying value (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair value less costs to sell. The net carrying values of hotel properties are classified as held for sale when senior management authorizes their disposition, the Company begins marketing the properties for sale and various other criteria for a plan of sale are met. Depreciation of these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. Revenues and expenses of properties that are classified as held for sale or sold are presented as discontinued operations for all periods presented in the statements of operations if the properties will be or have been sold on terms where the Company has limited or no continuing involvement with them after the sale. If active marketing ceases or the properties no longer meet the criteria to be classified as held for sale, the properties are reclassified as operating and measured at the lower of their (a) carrying amount before the properties were classified as held for sale, adjusted for any depreciation expense that would have been recognized had the properties been continuously classified as operating or (b) their fair value at the date of the subsequent decision not to sell.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

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

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries (“TRS”) and may continue to qualify as a REIT provided that the TRS enters into management agreements with an “eligible independent contractor” that will manage the hotels leased by the TRS. The Company formed the TRS Lessee and, effective January 1, 2002, the TRS Lessee leased all of the hotel properties. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee has incurred operating losses for financial reporting and Federal income tax purposes for 2005, 2004 and 2003.

In October 1999, the Company and the old Supertel Hospitality, Inc., merged and the Company was the surviving entity. In 2005, the Company changed its name to Supertel Hospitality, Inc. In connection with its election to be taxed as a REIT, the Company has elected to be subject to the “built-in gain” rules. Under these rules,

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

taxes may be payable at the time and to the extent that the net unrealized gains on assets acquired in a 1999 merger with the old Supertel are recognized in taxable dispositions of such assets in the subsequent ten-year period. This ten-year period expires October 2009. The Company had no built-in gains taxes in 2005. The Company recognized built-in gains taxes of $286 due to dispositions of properties in 2004 and $178 in 2003.

Financial Instruments

Fair values of financial instruments approximate their carrying values in the financial statements, except for long-term debt for which fair value information is presented in Note 5.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The weighted average number of shares used in the basic EPS computation for 2005, 2004 and 2003 were 12,062,000, 12,054,000 and 12,045,000 respectively.

At December 31, 2005, 2004 and 2003 there were approximately 372,000, 10,000 and 20,000, respectively of SLP common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the common unit holders (whose units are convertible on a one-to-one basis to common shares) since their share of income would be added back to income. In addition, the 195,610 shares of SLP preferred operating units are antidilutive.

At December 31, 2005, there were 1,521,258 shares of Series A Convertible Preferred Stock and 126,311 preferred stock warrants issued to Anderson & Strudwick. The effect of dilutive Series A convertible preferred stock and preferred stock warrants for the two days ending December 31, 2005 was the equivalent of approximately 15,979 shares of common stock outstanding. Because the preferred stock calculation was anti-dilutive and the exercise price of the warrants exceeded the market price of the common stock and convertible preferred stock, these incremental shares were excluded from the computation of diluted earnings per share. See additional information regarding preferred stock and warrants in Note 8.

Minority Interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. During 2005, 2004 and 2003, respectively, 4,434, 10,479 and 731,234 units of limited partnership interest were redeemed by unit holders. At December 31, 2005, the aggregate partnership interest held by the limited partners in the operating partnership was approximately 4.00%. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. The limited partner’s common operating units were increased by 366,916 in the 2005. See additional information regarding operating partnership units in Note 8.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company maintained a major portion of its deposits with Great Western Bank, a Nebraska Corporation at December 31, 2005 and US Bank National Association (“US Bank”) at December 31, 2004. The balance on deposit at Great Western Bank and US Bank exceeded the federal deposit insurance limit; however, management believes that no significant credit risk exists with respect to the uninsured portion of this cash balance. A change of the primary depository for the Company was made in January 2005 from US Bank to Great Western Bank.

Note 2. Acquisitions

On November 7, 2005 the Company acquired five hotels from the Independent Property Operators of America, LLC (IPOA). Four of the hotels are located in Indiana and one in North Carolina. On November 30, 2005 the Company acquired a sixth hotel from IPOA located in Indiana. The aggregate purchase price of the six hotels was approximately $32.1 million, of which $6.1 million was assumed debt and $26 million was paid in cash.

All of the hotels acquired in 2005 were considered to be compatible with the Company’s overall hotel business strategy.

The results of the acquired properties’ operations have been included in the consolidated financial statements since their dates of acquisition.

The following table summarizes the estimated fair value of the assets acquired as well as the liabilities assumed for the IPOA properties as of the date of the acquisition.

Investment in properties:
Land	$4,355
Building	24,239
Furniture, Fixtures & Equipment	3,527

Total assets acquired	$32,121

Long-term debt	$6,123

Total liabilities assumed	6,123

Net assets acquired	$25,998

The investment in properties represents the estimated fair value of the hotel properties based on the purchase price. The long-term debt reflects $6,123 of assumed mortgage note payable at 7.41% per annum.

In addition to the IPOA acquisition, on September 1, 2005 the Company acquired a Sleep-Inn hotel in Omaha, Nebraska for $3.6 million through the assumption of $807 of debt and the issuance of 633,047 common operating units in Supertel Limited Partnership valued at $2,793. As the common operating units are convertible to the Company’s common shares on a one for one basis, their value was based on a five business day average ending August 31, 2005 of the Company’s closing common share price which amounted to $4.412 per share. Immediately following the issuance of the 633,047 common operating units, holders of 266,131 units submitted the units for $1,174 in cash which resulted in 366,916 of the common operating units remaining after this transaction.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

The following unaudited pro forma financial statements of operations for the years ended December 31, 2005 and December 31, 2004 give effect to the above transactions as if they had occurred at the beginning of their respective periods.

The unaudited pro forma financial data do not purport to represent what the Company’s results of operations would actually have been if the transactions had in fact occurred on the dates discussed above. They also do not project or forecast the Company’s results of operations for any future date or period.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

	2005 Pro Forma Consolidated	2004 Pro Forma Consolidated
Revenues	$71,274	$69,822
Earnings from Continuing Operations	$2,939	$1,310
Net earnings	$2,939	$1,988
Net earnings per share	$0.24	$0.16

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

The pro forma statement of operations reflects the acquisition of seven hotels. The information presented represents the activity for these acquired properties from and including January 1, for the years presented to, but not including, the date of our acquisition. The pro forma statement reflects the following adjustments:

•	Hotel operating expenses reflect the cost reductions resulting from reduced management fees, insurance expense and the elimination of an excess administrative position, offset by an increase in franchise fees.

•	Depreciation expense is adjusted for acquired depreciable basis.

•	Interest expense includes the additional interest and amortization of deferred financing costs related to the additional debt entered into and assumed on acquisition.

Note 3. Investments in Hotel Properties

Investments in hotel properties consisted of the following at December 31:

	2005	2004
Land	$21,514	$16,759
Buildings and improvements	147,082	117,402
Furniture and equipment	35,534	29,661
Construction-in-progress	1,039	69

	205,169	163,891
Less accumulated depreciation	55,399	49,346

	$149,770	$114,545

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

	2005	2004	2003
Continuing Operations
Sales of Properties	$—	$—	$—
Impairment Losses	—	—	—
Income Taxes	—	—	(525)
Loss on sale of assets	(2)	(12)	(18)

	(2)	(12)	(543)

Discontinued Operations	—	—	—
Sales of Properties	—	1,031	2,383
Impairment Losses	—	—	(2,069)
Income Taxes	—	(286)	647

	—	745	961

Total	$(2)	$733	$418

In 2005, the Company did not sell any hotels. In 2004, the Company recognized net gains on the disposition of assets of approximately $733, due primarily to net gains on the sale of five hotels ($745, net of built-in gain taxes of $286). In 2003, the Company recognized net gains on the disposition of assets of approximately $418, due primarily to net gains on the sale of seven of the hotels classified for sale ($961, net of built-in gain taxes of $178,) and a provision for built-in gain taxes which was reduced by $300 based on a tax planning strategy implemented in 2003 that resulted in a change in the allocation of hotel sales proceeds between the Company to the TRS Lessee.

In 2005 and 2004, no impairment charges were recorded. In 2003, the Company recorded impairment charges on three of the hotels classified for sale for $1,152 and two additional hotels which did not meet the Company’s criteria for classification as held for sale at December 31, 2003 for $917, which were later sold during 2004.

The operating results of hotel properties included in discontinued operations are summarized as follows:

	2004	2003
Revenues	$635	$4,499
Hotel and property operations expenses	(636)	(3,788)
Interest expense	(24)	(542)
Depreciation and amortization expense	(75)	(461)
Net gain on dispositions of assets	745	3,030
Provision for impairment loss	—	(2,069)
Income tax benefit	33	59

	$678	$728

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

Note 5. Long-Term Debt

Long-term debt consisted of the following notes and mortgages payable at December 31:

	2005	2004
Mortgage loan payable to Regions Bank, N.A., evidenced by a promissory note dated August 5, 1998, in the amount of $3 million. The note bears interest during a five-year period beginning August 2003 at 4.875% per annum and thereafter during the remaining term at a rate equal to 250 basis points over the index rate as defined in the promissory note. The interest rate will be adjusted every fifth anniversary. Monthly principal and interest payments are payable through maturity on August 5, 2018, at which point the remaining principal and accrued interest are due.	$2,334	$2,465

Mortgage loan payable to Susquehanna Bank, evidenced by a promissory note dated February 8, 1999, in the amount of approximately $5 million. The note bears interest at 7.75% per annum. Monthly principal and interest payments are payable through maturity on February 8, 2009, at which point the remaining principal and accrued interest are due.	$4,506	$4,607

Mortgage loan payable to Greenwich Capital Financial Products, Inc. (“Greenwich”), evidenced by a promissory note dated November 26, 2002, in the amount of $40 million. The note bears interest at 7.50% per annum. Monthly principal and interest payments are payable through maturity on December 1, 2012, at which point the remaining principal and accrued interest are due.	$37,238	$38,232

Mortgage loan payable to First National Bank of Omaha evidenced by a promissory note in the amount of $15 million dated October 20, 1999. The note bears interest at 8.4% per annum. Monthly principal and interest payments are payable through maturity on November 1, 2009, at which point the remaining principal and accrued interest are due.	$11,283	$11,859

Term loan credit facility from U.S. Bank National Association (“U.S. Bank”) evidenced by a promissory note in the amount of $13 million dated October 20, 1999. The note bore interest at 8.31% per annum for the first three years and at LIBOR plus 2.25% in the fourth and fifth years, determined by U.S. Bank at the beginning of each respective year. The interest rate at December 31, 2004 was 4.67%. Monthly principal and interest payments were payable through maturity on January 15, 2005, at which point the remaining principal and accrued interest were due. This loan was repaid on January 13, 2005 with the proceeds from a revolving credit facility obtained from Great Western Bank.	—	$6,225

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

Revolving credit facility from U.S. Bank evidenced by a promissory note dated October 20, 1999 for up to $10 million bearing interest at the U.S. Bank National Association Prime Rate (5.00%) at December 31, 2004, payable monthly with the outstanding principal and accrued interest payable in full on December 31, 2005. This note was repaid on January 13, 2005 with the proceeds from a revolving credit facility obtained from Great Western Bank.	—	$4,520

Mortgage loans payable to First Citizens National Bank evidenced by promissory notes totaling approximately $1 million. The loan obligations were assumed on October 19, 2000 in conjunction with the acquisition of hotel assets. The sole remaining note bears interest at 6.92% per annum. Principal and interest payments are due in monthly installments, with the note maturing on July 20, 2012.	$457	$493

Mortgage loan payable to Security State Bank evidenced by a promissory note in the amount of approximately $0.2 million. The loan obligation was assumed on October 20, 2000 in conjunction with the acquisition of hotel assets. The note bears interest at 8.5% per annum. Principal and interest payments were due in monthly installments with the outstanding principal and interest payable in full on November 1, 2005. Effective October 31, 2005 an extension agreement was signed to extend the remaining balance to January 1, 2006. This note was paid in full December 30, 2005 with funds from our revolving credit facility from Great Western Bank.	—	$153

Mortgage loans payable to Small Business Administration evidenced by promissory notes in the aggregate amounts of approximately $0.9 million. The loan obligations were assumed on October 23, 2000, October 19, 2000 and October 20, 2000, respectively, in conjunction with the acquisition of hotel assets. The notes bear interest at 8.12%, 8.95%, and 6.71% per annum, respectively. Principal and interest payments are due in monthly installments to January 1, 2017, December 11, 2011 and May 1, 2013, respectively. Two notes were paid off with the remaining maturity of May 1, 2013.	$169	$185

Loan payable to Village Bank formerly known as Southern Community Bank & Trust evidenced by a promissory note in the amount of $2.7 million dated November 1, 2004. A letter of credit dated November 1, 2004 in the amount of $0.2 million with Great Western Bank is funished as additional collateral. The note bears interest at an initial interest rate of 6.50%, which will remain in effect for the first 36 months, then adjusted to the three year Treasury Rate plus 3.75% every 36 months over the remaining life of the loan. The loan will have a floor of 6.50% and a ceiling of 11.00%. Principal and interest payments are due in monthly installments to November 1, 2024.	$2,611	$2,679

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

Revolving credit facility from Great Western Bank evidenced by a promissory note dated January 13, 2005 for up to $22 million (with a step-down to $20 million as of February 1, 2006) bearing interest at the daily prime rate. Principal is due on January 13, 2007 and interest is payable monthly. On February 17, 2006, the Company entered into a First Amendment to Loan Agreement with Great Western Bank which extends (a) the maturity date of the Loan Agreement dated January 13, 2005 between the parties from January 13, 2007 to January 13, 2008 and (b) the date on which the loan limit of the Loan Agreement is reduced from $22 million to $20 million from February 1, 2006 to February 13, 2007.	$7,664	—

Revolving credit facility from Wells Fargo evidenced by a promissory note dated December 1, 2005 with a maturity of December 1, 2007, bearing a variable interest rate 0.125 below the lenders Prime Rate. As of December 31, 2005 the rate charged was 7.125% per annum, payable monthly.	$1,978	—

Mortgage loan payable to Citigroup Global Markets Realty Corp., evidenced by a promissory note dated November 7, 2005, in the amount of $14.8 million. The note bears interest at 5.97% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on November 11, 2015.	$14,809	—

Mortgage loan payable to GE Capital Franchise Finance Corporation (“GE”), evidenced by a promissory note dated May 30, 2002 with an original principal amount of $6.8 million, assumed as of November 30, 2005 with a remaining principal amount of $6.1 million. The note bears interest at a variable rate of one-month LIBOR plus 3.32%, reset monthly, the rate as of December 31, 2005 was 7.61%. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on June 1, 2012.	$6,114	—

Loan payable to Independent Property Operators of America, LLC (“IPOA”), evidenced by a promissory note dated November 30, 2005 in the amount of $3 million due in full at the maturity date of November 30, 2006. The note does not bear interest. Therefore, an imputed interest rate was assessed of 5.97%, providing an original discount amount of $169.	$2,845	—

	$92,008	$71,418

The long-term debt is secured by 75, 69 and 69 of the Company’s hotel properties, for the years ended 2005, 2004 and 2003, respectively. In addition, the Company’s chairman and another director guaranteed, jointly and severally with the Company, the payment of interest and principal on $5 million of certain of the Company’s outstanding long-term debt with US Bank. As of December 31, 2003, the Company had indemnified these individuals should the respective lenders call on these guarantees. Effective January 13, 2005 in conjunction with the repayment in full of the US Bank debt, the personal guarantees were terminated. The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service coverage and loan-to-value ratios and net worth, and place certain restrictions on distributions.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

The Company files quarterly loan compliance certificates with certain of its lenders. The Company requested and received under its term loan and revolving credit facility with US Bank, a waiver, which was effective from December 31, 2002 until the Company terminated the facility in January 2005, which permitted it to maintain a higher income to debt ratio than permitted under the loan covenants.

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

Aggregate annual principal payments and payments to bond sinking funds for the next five years and thereafter are as follows:

2006	$5,373
2007	12,366
2008	2,923
2009	15,609
2010	2,387
Thereafter	53,350

$92,008

On January 13, 2005, the Company completed a $22,000 revolving credit facility with Great Western Bank. The borrowings from the new credit facility were used to pay the maturing US Bank term note and the US Bank revolving credit facility with balances of $6,225 and $4,520 respectively, as of December 31, 2004. The remainder of the maturities in 2005 consisted of principal amortization on other mortgage loans.

At December 31, 2005, 2004 and 2003 , the estimated fair values of long-term debt were approximately $95,800, 76,500 and $77,600, respectively. The fair values were estimated by discounting future cash payments to be made at rates that approximate rates currently offered for loans with similar maturities.

Interest expense on debt that is to be assumed by the buyer and interest expense on debt that is required to be repaid as a result of a disposal transaction is allocated to discontinued operations.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

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

In connection with the Company’s election to be taxed as a REIT, it has also elected to be subject to the “built-in gain” rules on the assets formerly held by the old Supertel. Under these rules, taxes will be payable at the time and to the extent that the net unrealized gains on assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion.

At December 31, 2005, the income tax bases of the Company’s assets and liabilities excluding those of TRS were approximately $120,254 and $79,273, respectively; December 31, 2004 were approximately $83,014 and $62,791, respectively.

The TRS net operating loss carryforward from December 31, 2005 as determined for Federal income tax purposes was approximately $867. The availability of such loss carryforward will begin to expire in 2023.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	2005			2004			2003
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current	$—	$—	$—	$—	$—	$—	$—	$—	$—
Deferred	(26)	(5)	(31)	(227)	(48)	(275)	(99)	(21)	(120)

Total	$(26)	$(5)	$(31)	$(227)	$(48)	$(275)	$(99)	$(21)	$(120)

The actual income tax expense of the TRS for the years ended December 31, 2005, 2004 and 2003 differs from the “expected” income tax expense (computed by applying the appropriate U.S. Federal income tax rate of 34% to earnings before income taxes) as a result of the following:

	2005	2004	2003
Computed “expected” income tax benefit	$(49)	$(237)	$(103)
State income taxes, net Federal income tax benefit	(3)	(32)	(14)
Other	21	(6)	(3)

	$(31)	$(275)	$(120)

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and the deferred tax liability at December 31, 2005, 2004 and 2003 follows:

	2005	2004	2003
Deferred Tax Assets:
Expenses accrued for consolidated financial statement purposes, nondeductible for tax return purposes	$92	$137	$134

Net operating losses carried forward for federal income tax purposes	347	251	24

Total deferred tax assets	439	388	158

Deferred Liabilities:
Tax depreciation in excess of book depreciation	853	833	878

Total deferred tax liabilities	853	833	878

Net deferred tax liabilities	$414	$445	$720

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. There is no valuation allowance at December 31, 2005, 2004 or 2003.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

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

The principal provisions of the agreement are as follows:

•	Royal Host Management is paid a base fee equal to 4.75% of gross hotel income on 70 hotels and 4.00% of gross hotel income on 6 hotels;

•	if annual net operating income exceeds 10% of the Company’s total investment in the hotels, then Royal Host receives an incentive fee of 10% of the excess net operating income up to the first $1 million, and 20% of excess net operating income above $1 million;

•	the agreement runs through December 31, 2009 and is automatically extended for five years thereafter if specific net operating income levels are achieved, subject to Royal Host Management’s option not to extend the agreement;

•	either party may terminate the agreement if net operating income is not at least 8.5% of the Company’s total investment in the hotels or if the Company undergoes a change in control (if TRS Lessee terminates the agreement for a change in control, then Royal Host Management is paid a termination fee equal to 50% of its basic management fee for the prior 12 months);

•	TRS Lessee may terminate the agreement if any of the hotels fails three successive franchisor inspections if the deficiencies are within the reasonable control of Royal Host Management; and

•	TRS Lessee may also terminate the agreement if tax laws change to allow a hotel REIT to self manage its properties (in which event we would pay Royal Host Management a termination fee equal to 50% of its basic management fee for the prior 12 months).

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

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

The Company assumed land lease agreements in conjunction with purchases of two hotels. One lease requires monthly payments of the greater of $2 or 5% of room revenue through November 2091. The second lease requires an annual payment of $35 through May 2025. Land lease expense totaled approximately $89, $ 86 and $83 in 2005, 2004 and 2003, respectively, and is included in property operating expense.

As of December 31, 2005, the future minimum lease payments applicable to non-cancelable land leases are as follows:

Total
2006	$59
2007	59
2008	59
2009	59
2010	59
Thereafter	2,447

$2,742

Note 8. Capital Stock and Operating Partnership Units

The Company’s common stock is duly authorized, full paid and non-assessable. At December 31, 2005, members of the Board of Directors owned approximately 23% of the Company’s outstanding common stock.

At December 31, 2005, 372,195 of SLP’s common operating partnership units (“Common OP Units”) and 195,610 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Common OP Units or Preferred OP Units, at any time after a specified period following the date he or she acquired the units, by delivering a redemption notice to SLP. When a limited partner tenders his or her Common OP Units to SLP for redemption, the Company can, in its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. The Preferred OP Units are convertible by the holders into Common OP Units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. During 2005 and 2004, 4,434 and 10,479 respectively, Common OP Units were redeemed for common shares of SHI and no preferred units were redeemed for cash or converted to common stock. In addition, the Company agreed to allow the redemption of 127,439 Preferred OP Units at any time, subject to a 60-day notification period.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

On January 3, 2003, James I. Humphrey, Jr., a director of the Company at that time and the sole shareholder of HHM at December 31, 2003, exercised his redemption rights and caused SHI to redeem his Common OP Units in exchange for 731,234 shares of common stock of the Company. Following the redemption, Mr. Humphrey held 5,279 Common OP Units through a company he controlled (Humphrey Associates, Inc.). These Common OP Units are also subject to redemption.

On December 30, 2005 the Company offered and sold 1,521,258 shares of 8% Series A Convertible Preferred Stock. The shares were sold for $10.00 per share and bear a liquidation preference of $10.00 per share. Underwriting and other costs of the offering totaled $1.2 million. The proceeds were used to reduce borrowings under the Company’s revolving credit facility with Great Western Bank.

Dividends on the Series A Convertible Preferred stock are cumulative and are payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. Dividends on the Series A Convertible Preferred Stock accrue regardless of whether or not the Company has earnings, whether there are funds legally available for the payment of such dividends and whether or not such dividends are declared. Unpaid dividends will accumulate and earn additional dividends at 8%, compounded monthly.

The Series A convertible preferred stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, ranks senior to all classes or series of the Company’s common stock, senior or on parity with all other classes or series of preferred stock and junior to all of the Company’s existing and future indebtedness. Upon liquidation all preferred stock will be entitled to $10.00 per share plus accrued but unpaid dividends. The Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares unless it has also paid (or set aside for payment) the full cumulative distributions on the preferred shares for the current and all past dividend periods. The outstanding preferred shares do not have any maturity date, and are not subject to mandatory redemption.

Each share of Series A convertible preferred stock is convertible in whole or in part, at any time at the option of the holders thereof, into common stock at a conversion price of $5.66 per share of common stock (equivalent to a conversion rate of 1.77 shares of common stock for each share of Series A convertible preferred stock) subject to certain adjustments. The Company may not optionally redeem the Series A preferred shares prior to January 1, 2009, except in limited circumstances to preserve its status as a REIT.

The conversion rights of the holders of the Series A convertible preferred stock are subject to cancellation on or after December 31, 2008 if the closing price of the Company common stock on the Nasdaq National Market exceeds $7.36 for at least 20 trading days within any period of 30 consecutive trading days. The Company will issue a conversion cancellation notice to holder of the Series A convertible preferred stock specifying the date the conversion rights will be deemed cancelled if the holder chooses to exercise this option. In the event the Company issues a conversion cancellation notice, the Series A convertible preferred stock will be redeemable on or after January 1, 2009 for cash, at the Company’s option, in whole or from time to time in part, at $10.00 per share, plus accrued and unpaid dividends to the redemption date. Otherwise the Series A convertible preferred stock will be redeemable for cash, at the Company’s option in whole or from time to time in part, at:

$10.80 per share on or after January 1, 2009

$10.40 per share on or after January 1, 2010; and

$10.00 per share on or after January 1, 2011,

plus accrued and unpaid dividends to the redemption date.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

On December 30, 2005, the Company issued warrants to Anderson & Strudwick Incorporated, the selling agent for the Company in its public offering of the Series A Preferred Stock, to purchase 126,311 shares of Series A convertible preferred stock. The warrants will be exercisable until December 31, 2010 at $12.00 per share of Series A convertible preferred stock. The warrants may not be sold, transferred, pledged, assigned or hypothecated for a period of one year after their issuance, except to officers of the selling agent.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

Note 9. Supplementary Data

The following table presents our unaudited quarterly results of operations:

	Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
2005
Revenues	$12,307	$16,126	$17,372	$14,890
Expenses	13,020	14,399	14,969	15,332

Earnings (loss) before net gains (losses) on sales of properties, impairment losses and minority interest	(713)	1,727	2,403	(442)

Net gains (losses) on sales of properties	(1)	1	1	(3)
Impairment losses	—	—	—	—
Minority Interest	(53)	(55)	(73)	(45)

Earnings (loss) from continuing operations before income taxes	(767)	1,673	2,331	(490)

Income tax expense (benefit)	(376)	239	372	(266)

Net earnings (loss)	(391)	1,434	1,959	(224)

Preferred Stock dividend	—	—	—	(6)

Net earnings (loss) available to common shareholders	$(391)	$1,434	$1,959	$(230)

Net earnings (loss) per common share - basic and diluted	$(0.03)	$0.12	$0.16	$(0.02)

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

	Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
2004
Revenues	$12,182	$15,781	$16,841	$13,005
Expenses	13,264	14,298	15,709	13,253

Earnings (loss) before net gains (losses) on sales of properties, impairment losses and minority interest	(1,082)	1,483	1,132	(248)

Net gains (losses) on sales of properties	(9)	1	(1)	(3)
Minority Interest	(51)	(57)	(55)	(53)

Earnings (loss) from continuing operations before income taxes	(1,142)	1,427	1,076	(304)

Income tax expense (benefit)	(573)	202	200	(71)

Earnings (loss) from continuing operations	(569)	1,225	876	(233)

Discontinued operations	(115)	380	405	8

Net earnings (loss) available to common shareholders	$(684)	$1,605	$1,281	$(225)

Net earnings (loss) per common share - basic and diluted
Continuing operations	$(0.05)	$0.10	$0.08	$(0.02)
Discontinued operations	(0.01)	0.03	0.03	0.00

Net earnings (loss)	$(0.06)	$0.13	$0.11	$(0.02)

There were no impairment losses and no sale of properties for 2005.

There were no impairment losses recorded for 2004. The amounts of gain on sales of properties are $67 ($.01 per share), $329 ($.03 per share), $347 ($.03 per share) and $2 ($.00 per share) for quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, respectively.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

Note 10. Subsequent Event

On February 17, 2006, the Company entered into a First Amendment to Loan Agreement with Great Western Bank which extends (a) the maturity date of the Loan Agreement dated January 13, 2005 between the parties from January 13, 2007 to January 13, 2008 and (b) the date on which the loan limit of the Loan Agreement is reduced from $22 million to $20 million from February 1, 2006 to February 13, 2007.

On January 13, 2006, the Company acquired a hotel located in Clarinda, IA, under the franchise of Super 8. The acquisition amount was $1.3 million, which was funded from our revolving credit facility with Great Western Bank.

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2005

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2005
	Encum-		Buildings &		Buildings &		Buildings &	Accumulated	Net
Hotel and Location	brance	Land	Improvements	Land	Improvements	Land	Improvements	Depreciation	Book Value
Comfort Inns:
Minocqua, Wisconsin	GWB	$214,505	$1,458,389	$—	247,109	$214,505	$1,705,498	$(631,125)	$1,288,878
Sheboygan, Wisconsin	GWB	286,970	1,716,782	—	297,725	286,970	2,014,507	(737,649)	1,563,828
Chambersburg, Pennsylvania	GRW	89,000	2,346,362	—	144,852	89,000	2,491,214	(550,366)	2,029,848
Culpeper, Virginia	GRW	182,264	2,142,652	—	448,283	182,264	2,590,935	(611,708)	2,161,491
Dahlgren, Virginia	VB	327,514	2,489,390	—	173,115	327,514	2,662,505	(858,990)	2,131,029
Dublin, Virginia	VB	152,239	3,700,710	—	573,792	152,239	4,274,502	(1,446,118)	2,980,623
Farmville, Virginia	GRW	253,618	2,162,087	—	435,760	253,618	2,597,847	(783,756)	2,067,709
Gettysburg, Pennsylvania	SUS	—	4,158,453	—	166,048	—	4,324,501	(1,008,985)	3,315,516
Morgantown, West Virginia	GRW	398,322	3,853,651	—	659,376	398,322	4,513,027	(1,325,200)	3,586,149
New Castle, Pennsylvania	GRW	56,648	4,101,254	—	457,874	56,648	4,559,128	(1,123,157)	3,492,619
Princeton, West Virginia	GRW	387,567	1,774,501	—	528,737	387,567	2,303,238	(746,253)	1,944,552
Rocky Mount, Virginia	GRW	193,841	2,162,429	—	24,110	193,841	2,186,539	(576,159)	1,804,221
Solomons, Maryland	GRW	2,303,990	2,988,255	—	1,699,163	2,303,990	4,687,418	(1,696,780)	5,294,628
Fayetteville, North Carolina	CITI	725,000	3,910,514		780	725,000	3,911,294	(31,638)	4,604,656
Fayetteville Car Wash, North Carolina	CITI		164,128		—		164,128	(1,997)	162,131
Super 8:
Creston, Iowa	GRW	56,000	840,580	89,607	2,105,377	145,607	2,945,957	(1,337,627)	1,753,937
Columbus, Nebraska	GWB	51,716	571,178	51,666	652,811	103,382	1,223,989	(709,862)	617,509
O’Neill, Nebraska	GRW	75,000	667,074	46,075	1,031,689	121,075	1,698,763	(816,533)	1,003,305
Omaha, Nebraska	FNB	164,034	1,053,620	—	1,122,026	164,034	2,175,646	(1,374,825)	964,855
Lincoln, Nebraska (West “O”)	GWB	139,603	1,234,988	63,153	835,373	202,756	2,070,361	(1,134,721)	1,138,396
Lincoln, Nebraska (Cornhusker)	GWB	226,174	1,068,520	271,817	1,709,438	497,991	2,777,958	(1,377,604)	1,898,345
Keokuk, Iowa	GRW	55,000	642,783	71,175	574,694	126,175	1,217,477	(682,447)	661,205
Iowa City, Iowa	GRW	227,290	1,280,365	—	437,447	227,290	1,717,812	(1,036,213)	908,889
Omaha, Nebraska (Ak-sar-ben)	GWB	203,453	1,054,497	—	184,643	203,453	1,239,140	(742,351)	700,242

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2005

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2005
Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Kirksville, Missouri	GWB	151,225	830,457	—	209,410	151,225	1,039,867	(618,585)	572,507
Burlington, Iowa	GRW	145,000	867,116	—	266,662	145,000	1,133,778	(645,729)	633,049
Sedalia, Missouri	GWB	185,025	917,809	—	572,640	185,025	1,490,449	(784,367)	891,107
Hays, Kansas	FNB	317,762	1,133,765	19,519	249,338	337,281	1,383,103	(843,265)	877,119
Moberly, Missouri	GWB	60,000	1,075,235	—	268,994	60,000	1,344,229	(771,701)	632,528
Pittsburg, Kansas	GRW	130,000	852,131	—	199,147	130,000	1,051,278	(602,922)	578,356
Manhattan, Kansas	FNB	261,646	1,254,175	(10,000)	355,834	251,646	1,610,009	(871,557)	990,098
Clinton, Iowa	GRW	135,153	805,067	(46,089)	221,228	89,064	1,026,295	(607,351)	508,008
Mt. Pleasant, Iowa	GRW	85,745	536,064	21,507	458,587	107,252	994,651	(544,779)	557,124
Wichita, Kansas	FNB	435,087	1,806,979	—	594,296	435,087	2,401,275	(1,292,314)	1,544,048
Kingdom City, Missouri	FNB	176,970	877,287	—	163,803	176,970	1,041,090	(580,684)	637,376
Lenexa, Kansas	GWB	454,113	1,722,866	—	366,530	454,113	2,089,396	(1,150,001)	1,393,508
Pella, Iowa	GRW	61,853	664,610	—	126,037	61,853	790,647	(428,227)	424,273
Storm Lake, Iowa	GRW	90,033	819,202	33,394	468,994	123,427	1,288,196	(586,976)	824,647
West Plains, Missouri	GWB	112,279	861,178	—	133,430	112,279	994,608	(502,088)	604,799
Jefferson City, Missouri	GWB	264,707	1,206,886	—	268,703	264,707	1,475,589	(760,452)	979,844
El Dorado, Kansas	FNB	96,764	418,333	467	511,189	97,231	929,522	(443,420)	583,333
Wayne, Nebraska	FNB	79,127	685,135	—	119,432	79,127	804,567	(381,484)	502,210
Batesville, Arkansas	GWB	81,483	811,371	—	118,687	81,483	930,058	(409,499)	602,042
Fayetteville, Arkansas	GWB	255,731	1,549,271	—	143,926	255,731	1,693,197	(761,818)	1,187,110
Omaha, Nebraska (West Dodge)	GWB	593,518	1,758,275	—	167,891	593,518	1,926,166	(831,334)	1,688,350
Watertown, South Dakota	FNB	51,237	1,296,312	—	472,633	51,237	1,768,945	(679,750)	1,140,432
Norfolk, Nebraska	GRW	226,971	1,587,581	—	407,141	226,971	1,994,722	(719,731)	1,501,962
Park City, Kansas	FNB	275,962	891,933	—	442,270	275,962	1,334,203	(571,998)	1,038,167

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2005

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2005
Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Muscatine, Iowa	GWB	204,890	1,616,090	—	220,991	204,890	1,837,081	(677,690)	1,364,281
Fort Madison, Iowa	GWB	104,855	871,075	—	153,475	104,855	1,024,550	(392,605)	736,800
Parsons, Kansas	FNB	167,849	1,195,484	—	155,415	167,849	1,350,899	(445,030)	1,073,718
Portage, Wisconsin	GRW	203,032	1,839,321	—	214,390	203,032	2,053,711	(657,458)	1,599,285
Antigo, Wisconsin	GWB	234,605	1,485,579	—	191,798	234,605	1,677,377	(602,923)	1,309,059
Shawano, Wisconsin	GRW	244,935	1,672,123	—	186,684	244,935	1,858,807	(645,666)	1,458,076
Tomah, Wisconsin	GWB	211,975	2,079,714	(59,834)	293,353	152,141	2,373,067	(756,680)	1,768,528
Menomonie, Wisconsin	GRW	451,520	2,398,446	—	205,458	451,520	2,603,904	(724,654)	2,330,770
Neosho, Missouri	NON	232,000	1,416,216	—	127,484	232,000	1,543,700	(459,722)	1,315,978
Anamosa, Iowa	SBA	49,981	1,150,688	—	110,847	49,981	1,261,535	(300,802)	1,010,714
Charles City, Iowa	FCNB	95,363	1,543,872	—	89,335	95,363	1,633,207	(432,714)	1,295,856

Sleep Inn
Omaha, Nebraska	WF	400,000	3,275,773		10,383	400,000	3,286,157	(45,192)	3,640,965

Holiday Inn Express
Danville, Kentucky	GRW	155,717	2,971,403	—	341,987	155,717	3,313,390	(847,258)	2,621,849
Gettysburg, Pennsylvania	SUS	59,634	1,832,171	—	176,913	59,634	2,009,084	(529,733)	1,538,985
Harlan, Kentucky	GRW	—	2,949,276	—	599,736	—	3,549,012	(884,242)	2,664,770

Hampton Inn
Cleveland, Tennessee	GRW	212,914	2,370,499	—	838,596	212,914	3,209,095	(646,748)	2,775,261
Jackson, Tennessee	GRW	261,506	3,430,541	—	415,996	261,506	3,846,537	(1,464,137)	2,643,906
Shelby, North Carolina	GRW	253,921	2,782,042	—	854,629	253,921	3,636,671	(854,353)	3,036,239
Brandon, Florida	REG	322,203	3,150,779	—	428,915	322,203	3,579,694	(769,060)	3,132,837

Comfort Suites
Dover, Delaware	GRW	337,113	5,179,187	—	(39,503)	337,113	5,139,684	(1,337,472)	4,139,325
Ft. Wayne, Indiana	CITI	1,200,000	4,803,605		16,000	1,200,000	4,819,605	(45,452)	5,974,153
Lafayette, Indiana	CITI	850,000	3,473,808		—	850,000	3,473,808	(27,051)	4,296,757
Marion, Indiana	CITI	430,000	1,945,383		528	430,000	1,945,911	(20,693)	2,355,218
South Bend, Indiana	GE	500,000	11,512,314		—	500,000	11,512,314	(37,435)	11,974,879
Warsaw, Indiana	CITI	650,000	2,500,570		32,443	650,000	2,533,013	(22,030)	3,160,983

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2005

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2005			Net Book Value
Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation

Suites at Key Largo
Key Largo, Florida	GRW	339,425	3,238,530	—	415,340	339,425	3,653,870	(957,819)	3,035,476

Ramada
Ellenton, Florida	GRW	546,945	2,293,464	—	706,979	546,945	3,000,443	(1,010,281)	2,537,107
					—				—

Shoney’s Inn					—				—
Ellenton, Florida	GRW	290,373	2,102,371	—	175,286	290,373	2,277,657	(454,423)	2,113,607
					—

Days Inn					—
Farmville, Virginia	GRW	384,591	1,967,727	—	169,210	384,591	2,136,937	(568,494)	1,953,034

Subtotal Hotel Properties		20,892,486	151,820,252	552,457	28,909,692	21,444,943	180,729,944	(54,349,913)	147,824,974
Construction in Progress		—	—	—	1,039,392	—	1,039,392	—	1,039,392
Office building		68,765	1,516,627	—	369,779	68,765	1,886,406	(1,049,471)	905,700

Total		$20,961,251	$153,336,879	$552,457	$30,318,863	$21,513,708	$183,655,742	$(55,399,384)	$149,770,066

Encumbrance codes refer to the following lenders:

GRW = Greenwich Capital Loan	FNB = First National Bank of Omaha
REG = Regions Bank (FL)	SUS = Susquehanna Bank
GWB = Great Western Bank	FCNB = First Citizens National Bank
VB = Village Bank	SBA = Small Business Administration
NON = Unencumbered	CITI = Citigroup Global Markets Realty
GE = GE Capital Franchise Finance	WF = Wells Fargo Bank

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2005

	ASSET BASIS	Total
(a)	Balance at December 31, 2002	$183,150,383

	Additions to buildings and improvements	4,642,142
	Disposition of buildings and improvements	(16,934,007)
	Impairment loss	(2,069,000)

	Balance at December 31, 2003	$168,789,518

	Additions to buildings and improvements	3,917,677
	Disposition of buildings and improvements	(8,816,590)
	Impairment loss	—

	Balance at December 31, 2004	$163,890,605

	Additions to buildings and improvements	42,083,569
	Disposition of buildings and improvements	(804,724)
	Impairment loss	—

	Balance at December 31, 2005	$205,169,450

	ACCUMULATED DEPRECIATION	Total
(b)	Balance at December 31, 2002	$47,471,171

	Depreciation for the period ended December 31, 2003	6,896,100
	Depreciation on assets sold or disposed	(5,772,325)

	Balance at December 31, 2003	$48,594,946

	Depreciation for the period ended December 31, 2004	6,487,831
	Depreciation on assets sold or disposed	(5,737,195)

	Balance at December 31, 2004	$49,345,582

	Depreciation for the period ended December 31, 2005	6,850,711
	Depreciation on assets sold or disposed	(796,909)

	Balance at December 31, 2005	$55,399,384

(c)	The aggregate cost of land, buildings, furniture and equipment for the Company’s hotels for Federal income tax purposes is approximately $204 million.

(d)	Depreciation is computed based upon the following useful lives:

Buildings and improvements	20 - 40 years
Furniture and equipment	5 - 12 years

(e)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in note 5 to the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2005 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. No changes in the Company’s internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

The unaudited pro forma financial statement of operations for the year ended December 31, 2005 which gives effect to our acquisitions in November 2005 of 6 hotels from Independent Property Operators of America, LLC as if it had occurred as of January 1, 2005 is attached hereto as Exhibit 99.1.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning the directors and executive officers of the Company is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) under the captions “Election of Directors,” ”Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Board of Directors has determined that Patrick J. Jung is an “audit committee financial expert” as that term is defined in the rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002, and additionally, has determined that Mr. Jung is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer and has posted the Code of Business Conduct and Ethics on its Web site. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct and Ethics applicable to the Company’s Chief Executive Officer and Chief Financial Officer by posting that information on the Company’s Web site at www.supertelinc.com.

Item 11. Executive Compensation

Information regarding executive and director compensation is incorporated by reference to the 2006 Proxy Statement under the captions “Executive Officer Compensation,” “Director Compensation” and “Compensation Committee Report.” Information regarding the Company’s stock performance is incorporated by reference to the 2006 Proxy Statement under the caption “Performance Graph.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, of each director and executive officer of Supertel Hospitality, Inc., and all directors and executive officers as a group, is incorporated by reference to the 2006 Proxy Statement under the caption “Ownership of the Company’s Common Stock By Management and Certain Beneficial Owners.” No securities of the Company are authorized for issuance under equity compensation plans at December 31, 2005.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated by reference to the 2006 Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material in the 2006 Proxy Statement under the caption “Principal Accountant Fees and Services” and “Pre-approval Policies.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules.

(b)	Exhibits.

3.1* Second Amended and Restated Articles of Incorporation of the Company, as amended.

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.1* Third Amended and Restated Agreement of Limited Partnership of Supertel Limited Partnership, as amended.

10.2 Form of Master Lease Agreement made as of January 1, 2002 by and between Supertel Limited Partnership, E&P Financing Limited Partnership, Solomons Beacon Inn Limited Partnership and TRS Leasing, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.3 Loan Agreement dated as of November 26, 2002 by and among Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.4 Promissory Note between Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc. dated as of November 26, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.5 Guaranty of Recourse Obligations made by the Company in favor of Greenwich Capital Financial Products, Inc., dated as of November 26, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.6 Pledge and Security Agreement by the Company, Supertel Limited Partnership, TRS Leasing, Inc. and Solomons GP, LLC, for the benefit of Greenwich Capital Financial Products, Inc. dated as of November 26, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.7 Master Lease Agreement dated as of November 26, 2002, between Solomons Beacon Inn Limited Partnership and TRS Subsidiary, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.8 First Amended and Restated Master Lease Agreement dated as of November 26, 2002 between Supertel Limited Partnership, E&P Financing Limited Partnership, TRS Leasing, Inc. and Solomons Beacon Inn Limited Partnership (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.9 Form of Preferred Stock Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Amendment to Registration Statement on Form S-1/A (333-129376) filed on December 23, 2005).

10.10 Hotel Management Agreement, dated as of August 1, 2004 between TRS Leasing, Inc., TRS Subsidiary, LLC and Royal Host Management, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11 Loan Agreement dated January 13, 2005 by and between the Company and Great Western Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2005).

10.12 Employment Agreement dated as of September 1, 2005 by and between the Company and Paul Schulte (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2005).

10.13 Employment Agreement dated as of September 1, 2005 by and between the Company and Don Heimes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 25, 2005).

21.0* Subsidiaries.

23.1* Consent of KPMG LLP.

31.1* Section 302 Certification of Chief Executive Officer.

31.2* Section 302 Certification of Chief Financial Officer.

32.1* Section 906 Certifications.

99.1* Unaudited Pro Forma Consolidated Financial Data

Pursuant to Item 601 (b)(4) of Regulation S-K, certain instruments with respect to the Company’s long-term debt are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

	By:	/s/ Paul J. Schulte
March 30, 2006		Paul J. Schulte
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated above.

By:	/s/ Paul J. Schulte	By:	/s/ Joseph Caggiano
	Paul J. Schulte		Joseph Caggiano
	President and Chief Executive Officer		Director
(principal executive officer)

By:	/s/ Donavon A. Heimes	By:	/s/ Jeffrey M. Zwerdling
	Donavon A. Heimes		Jeffrey M. Zwerdling
	Chief Financial Officer, Treasurer and Corporate Secretary (principal financial and accounting officer)		Director

By:	/s/ Paul J. Schulte	By:	/s/ Allen L. Dayton
	Paul J. Schulte		Allen L. Dayton
	Chairman of the Board		Director

By:	/s/ Steve H. Borgmann	By:	/s/ George R. Whittemore
	Steve H. Borgmann		George R. Whittemore
	Director		Director

By:	/s/ Loren Steele	By:	/s/ Patrick J. Jung
	Loren Steele		Patrick J. Jung
	Director		Director

EXHIBIT INDEX

3.1* Second Amended and Restated Articles of Incorporation of the Company, as amended.

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.1* Third Amended and Restated Agreement of Limited Partnership of Supertel Limited Partnership, as amended.

10.2 Form of Master Lease Agreement made as of January 1, 2002 by and between Supertel Limited Partnership, E&P Financing Limited Partnership, Solomons Beacon Inn Limited Partnership and TRS Leasing, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.3 Loan Agreement dated as of November 26, 2002 by and among Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.4 Promissory Note between Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc. dated as of November 26, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.5 Guaranty of Recourse Obligations made by the Company in favor of Greenwich Capital Financial Products, Inc., dated as of November 26, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.6 Pledge and Security Agreement by the Company, Supertel Limited Partnership, TRS Leasing, Inc. and Solomons GP, LLC, for the benefit of Greenwich Capital Financial Products, Inc. dated as of November 26, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.7 Master Lease Agreement dated as of November 26, 2002, between Solomons Beacon Inn Limited Partnership and TRS Subsidiary, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.8 First Amended and Restated Master Lease Agreement dated as of November 26, 2002 between Supertel Limited Partnership, E&P Financing Limited Partnership, TRS Leasing, Inc. and Solomons Beacon Inn Limited Partnership (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 26, 2002).

10.9 Form of Preferred Stock Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Amendment to Registration Statement on Form S-1/A (333-129376) filed on December 23, 2005).

10.10 Hotel Management Agreement, dated as of August 1, 2004 between TRS Leasing, Inc., TRS Subsidiary, LLC and Royal Host Management, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11 Loan Agreement dated January 13, 2005 by and between the Company and Great Western Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2005).

10.12 Employment Agreement dated as of September 1, 2005 by and between the Company and Paul Schulte (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2005).

10.13 Employment Agreement dated as of September 1, 2005 by and between the Company and Don Heimes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 25, 2005).

21.0* Subsidiaries.

23.1* Consent of KPMG LLP.

31.1* Section 302 Certification of Chief Executive Officer.

31.2* Section 302 Certification of Chief Financial Officer.

32.1* Section 906 Certifications.

99.1* Unaudited Pro Forma Consolidated Financial Data

Pursuant to Item 601 (b)(4) of Regulation S-K, certain instruments with respect to the Company’s long-term debt are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

*	Filed herewith