Form 10-Q
period 2006-03-31
SUPERTEL HOSPITALITY INC
filed 2006-05-12
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

Telephone number: (402) 371-2520

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 1, 2006, there were 12,064,283 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Investments in hotel properties	$208,184	$205,169
Less accumulated depreciation	57,411	55,399

	150,773	149,770

Cash and cash equivalents	1,651	1,163
Accounts receivable	1,290	1,252
Prepaid expenses and other assets	3,229	2,999
Deferred financing costs, net	1,693	1,772

	$158,636	$156,956

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$8,110	$7,937
Long-term debt	95,139	92,008

	103,249	99,945

Minority interest in consolidated partnerships	3,521	3,560

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; 1,521,258 shares issued and outstanding, liquidation preference of $15,213	15	15
Preferred stock warrants	53	53
Common stock, $.01 par value, 25,000,000 shares authorized; 12,064,283 shares outstanding.	121	121
Additional paid-in capital	65,621	65,621
Distributions in excess of retained earnings	(13,944)	(12,359)

	51,866	53,451

COMMITMENTS AND CONTINGENCIES
	$158,636	$156,956

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
REVENUES
Room rentals and other hotel services	$15,690	$12,262
Other	30	45

	15,720	12,307

EXPENSES
Hotel and property operations	11,696	9,363
Depreciation and amortization	2,056	1,663
General and administrative	679	601

	14,431	11,627

EARNINGS FROM CONTINUING OPERATIONS BEFORE NET LOSSES ON DISPOSITIONS OF ASSETS, INTEREST EXPENSE AND MINORITY INTEREST	1,289	680

Net losses on dispositions of assets	(4)	(1)
Interest expense	(1,756)	(1,393)
Minority interest	(48)	(53)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(519)	(767)

Income tax benefit	324	376

NET LOSS	(195)	(391)

Preferred stock dividend	(304)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(499)	$(391)

NET LOSS PER SHARE - BASIC AND DILUTED:

Net loss available to common shareholders	$(0.04)	$(0.03)

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(195)	$(391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,056	1,663
Amortization of deferred financing costs	87	78
Losses on dispositions of assets	4	1
Imputed interest on notes payable	42	—
Minority interest	48	53
Deferred income taxes	(324)	(376)
Changes in operating assets and liabilities:
Increase in assets	(271)	(371)
Increase in liabilities	255	1,259

Net cash provided by operating activities	1,702	1,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(1,730)	(1,103)
Acquisition of hotel properties	(1,330)	—
Proceeds from sale of assets	—	1

Net cash used by investing activities	(3,060)	(1,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(8)	(259)
Principal payments on long-term debt	(627)	(11,229)
Proceeds from long-term debt	3,716	11,804
Distributions to minority partners	(80)	(54)
Dividends paid to common shareholders	(845)	(603)
Dividends paid to preferred shareholders	(310)	—

Net cash provided (used) by financing activities	1,846	(341)

Increase in cash and cash equivalents	488	473

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,163	317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,651	$790

NON CASH INVESTING AND FINANCING ACTIVITIES
Dividends declared common	$1,086	$724
Dividends declared preferred	304	—
ADDITIONAL INFORMATION
Interest paid	$1,674	$1,257

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). The Company’s interests in 77 hotel properties and office building are held directly or indirectly by E&P LP, SLP or Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). Supertel Hospitality REIT Trust is the sole general partner in SLP and at March 31, 2006, owned approximately 96% of the interests in SLP. SLP is the general partner in SBILP. At March 31, 2006, SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc. and SPPR Holdings, Inc. (SPPRHI), SLP and SPPRHI own 99% and 1% of SHLLC, respectively, and SLP own 100% of SSBLLC.

As of March 31, 2006, the Company, through the Partnerships, owned 77 limited service hotels (the “hotels”) and one office building. The hotels are leased to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries TRS Subsidiary, LLC and SPPR TRS Subsidiary, LLC (collectively “TRS Lessee”), and are managed by Royal Host Management, Inc., (RHM). RHM is a subsidiary of Royal Host, Inc. a Canada based public real estate investment trust. The agreement with RHM provides for a base management fee representing 4.75% and 4.00% of hotel revenue, on 71 and 6 hotels, respectively.

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of March 31, 2006, the consolidated statements of operations for the three months ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2005 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles , have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005

(Unaudited)

Hotel Properties Held for Sale and Discontinued Operations

As of March 31, 2006 and 2005 the Company did not have any hotels classified as held for sale.

The Company did not have any hotel sales during the three months ended March 31, 2006 and March 31, 2005.

Hotel Acquisitions

The Company acquired the 40-room Super 8 hotel located in Clarinda, Iowa, in January 2006. The purchase price of approximately $1.3 million was funded by borrowings from the Company’s exisiting credit facilities with Great Western Bank.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The weighted average number of shares used in the basic EPS computation for the three months ended March 31, 2006 and 2005 were 12,064,283 and 12,059,849, respectively.

At March 31, 2006 and 2005 there were 372,195 and 9,713, respectively of SLP common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the common unit holders (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). In addition, the 195,610 shares of SLP preferred operating units are antidilutive.

At March 31, 2006, there were 1,521,258 shares of Series A Convertible Preferred Stock and 126,311 preferred stock warrants issued to Anderson & Strudwick. The preferred stock convertible provision and the exercise price of the warrants exceeded the market price of the common stock and therefore these shares were excluded from the computation of diluted earnings per share.

Debt Financing

On February 17, 2006, the Company entered into a First Amendment to the Loan Agreement with Great Western Bank which extends (a) the maturity date of the Loan Agreement dated January 13, 2005 between the parties from January 13, 2007 to January 13, 2008 and (b) the date on which the loan limit of the Loan Agreement is reduced from $22 million to $20 million from February 1, 2006 to February 13, 2007.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005

(Unaudited)

Subsequent Event

The Company acquired on May 8, 2006, the 145-room Comfort Inn Conference Center in Erlanger, Kentucky, located near the Cincinnati – Northern Kentucky International Airport. The purchase price of $3.4 million was funded by borrowings from the Company’s existing credit facilities with Great Western Bank.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Results for the three months ended March 31, 2006 are not necessarily indicative of results that may be attained in the future.

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, and at March 31, 2006 we owned 77 limited service hotels in 17 states. Our hotels operate under several national franchise brands.

Our significant events for the three months ended March 31, 2006 include:

•	The Company acquired the 40-room Super 8 hotel located in Clarinda, Iowa. The purchase price was approximately $1.3 million.

•	The Company declared dividends for the first quarter ended March 31, 2006 of $.09 per share, an increase of $.03 from the first quarter 2005 of $.06 per share.

•	On February 17, 2006, the Company entered into a First Amendment to the Loan Agreement with Great Western Bank which extends (a) the maturity date of the Loan Agreement dated January 13, 2005 between the parties from January 13, 2007 to January 13, 2008 and (b) the date on which the loan limit of the Loan Agreement is reduced from $22 million to $20 million from February 1, 2006 to February 13, 2007.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). The Company’s 77 hotel properties and office building are held directly or indirectly by E&P LP, SLP or Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). Supertel Hospitality REIT Trust is the sole general partner in SLP and at March 31, 2006, owned approximately 96% of the interest in SLP. SLP is the general partner in SBILP. At March 31, 2006, SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc. and SPPR Holdings, Inc. (SPPRHI), SLP and SPPRHI own 99% and 1% of SHLLC, respectively, and SLP own 100% of SSBLLC.

As of March 31, 2006, the Company, through the Partnerships, owned 77 limited service hotels (the “hotels”) and one office building. The hotels are leased to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries TRS Subsidiary, LLC and SPPR TRS Subsidiary, LLC (collectively “TRS Lessee”), and are managed by Royal Host Management, Inc., (RHM). RHM is a subsidiary of Royal Host, Inc. a Canada based public real estate investment trust. The agreement with RHM provides for a base management fee representing 4.75% and 4.00% of hotel revenue, on 71 and 6 hotels, respectively.

Significant Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make certain estimates and judgments that affect the Company’s financial position and results of operations. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006. There have been no changes in the Company’s accounting policies since December 31, 2005.

General

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

The discussion that follows is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2006 and 2005, and should be read along with the consolidated financial statements and notes.

The comparisons below reflect the revenues and expenses of the Company’s 77 and 69 hotels owned as of March 2006 and March 2005, respectively.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Results of Operations

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005.

Operating results are summarized as follows (in thousands):

	2006	2005	Continuing Operations Variance
	Continuing Operations	Continuing Operations
Revenues	$15,720	$12,307	$3,413
Hotel and property operations expenses	(11,696)	(9,363)	(2,333)
Interest expense	(1,756)	(1,393)	(363)
Depreciation and amortization expense	(2,056)	(1,663)	(393)
General and administrative expenses	(679)	(601)	(78)
Net losses on dispositions of assets	(4)	(1)	(3)
Minority interest	(48)	(53)	5
Income tax benefit	324	376	(52)

	$(195)	$(391)	$196

Revenues and Operating Expenses

Revenues increased, from continuing operations, by approximately $3.4 million for the three months ended March 31, 2006 compared to the year-ago period, of which $2.8 million was due to acquisition of eight additional hotel properties. The increase in revenue was also due, in part, to an increase in average daily rate (“ADR”) of $3.55 or 6.9% and a 4.0% increase in occupancy, which resulted in a $3.18 or 11.3% increase in revenue per available room (“RevPAR”) for the three months ended March 31, 2006, compared to the year-ago period.

During the same period, hotel and property operations expenses increased approximately $2.3 million, of which $2.0 million was due to acquisition of additional hotel properties. The increase of $300,000 is primarily due to payroll, franchise fees, breakfast costs and utilities expense.

Interest Expense and Depreciation Expense

Interest expense increased by $363,000, which is due primarily to increased debt used for acquisitions. Depreciation expense increased $393,000, primarily due to acquisitions and assets additions outpacing the amount of assets exceeding their useful life.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2006 increased $78,000, compared to first quarter of 2005. The increase is primarily the result of an increase in professional and consulting fees.

Income Tax Benefit

The Income tax benefit is related to the taxable loss from the Company’s taxable subsidiary, the TRS Lessee, a C corporation. Management believes the Federal income tax rate for the TRS Lessee will be approximately 40%. The tax benefit is a result of TRS Lessee’s losses for the three months ended March 31, 2006.

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

Financing

At March 31, 2006, the Company had long-term debt of $95.1 million, consisting of notes and mortgages payable, with a weighted average term to maturity of 6.2 years and a weighted average interest rate of 7.3%. Aggregate annual principal payments for the remainder of 2006 and thereafter are as follows (in thousands):

2006	$4,788
2007	4,702
2008	14,303
2009	15,609
2010	2,387
Thereafter	53,350

$95,139

The Company currently intends to finance or refinance the debt payments coming due in 2006 as follows:

•	The Company currently intends to finance a note payable coming due in 2006 in the amount of $2.9 million, through borrowings from its line of credit or other borrowings.

•	The remainder of the maturities in 2006, approximately $1.9 million, consist of principal amortization on other mortgage loans, which the Company expects to fund through cash flows from operations.

The Company is required to comply with certain quarterly covenant compliance tests for some of its lenders. As of March 31, 2006, the Company is in compliance with the debt covenants of its lenders.

Redemption of Preferred Operating Partnership (“OP”) Units

We own, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 96% general partnership interest in Supertel Limited Partnership, through which we own 21 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 4% is held by limited

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

partners who hold, as of March 31, 2006, 372,195 common operating partnership units and 195,610 preferred operating partnership units. Each limited partner of Supertel Limited Partnership may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common or preferred units, at any time after a specified period following the date he or she acquired the units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, in our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock. The preferred units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership.

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$131,458	$10,232	$30,942	$26,678	$63,606
Land leases	2,727	44	118	118	2,447
Capitalized lease including interest	57	14	38	5	—

Total contractual obligations	$134,242	$10,290	$31,098	$26,801	$66,053

The column titled Less than 1 Year, represents payments due for the balance of 2006.

The Company has various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less.

Off Balance Sheet Financing Transactions

The Company has not entered into any off balance sheet financing transactions.

Funds from Operations

The Company’s funds from operations (“FFO”) for the three months ended March 31, 2006 were $1.6 million, representing an increase of $291,000 from FFO of $1.3 million reported for the three months ended March 31, 2005. FFO is reconciled to net earnings as follows (in thousands):

	Three months ended March 31,
	2006	2005
Net loss available to common shareholders	$(499)	$(391)
Depreciation and Amortization	2,056	1,660
Loss on disposition of real estate assets	4	1

FFO available to common shareholders	$1,561	$1,270

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

FFO is a non-GAAP financial measure. The Company considers FFO to be a market-accepted measure of an equity REIT’s operating performance, that is necessary, along with net earnings, for an understanding of the Company’s operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with U. S. generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of real estate, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes its method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net earnings (loss) (computed in accordance with GAAP) as an indicator of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner; therefore, the Company’s calculation may not be the same as the calculation of FFO for similar REITs.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following tables present the Company’s RevPAR, ADR and Occupancy, by state and franchise affiliation, on a continuing operations basis for the three months ended March 31, 2006 and 2005, respectively. The comparisons below include the Company’s 77 and 69 hotels for the respective quarters.

The Company’s RevPAR, ADR, and Occupancy, by state, for the three months ended March 31, 2006 and 2005, respectively, were as follows:

	Three months ended March 31, 2006			Three months ended March 31, 2005
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Arkansas	$27.29	56.3%	$48.50	$26.87	55.4%	$48.45
Delaware	48.95	60.5%	80.92	49.09	66.9%	73.33
Florida	71.31	80.2%	88.94	71.24	87.3%	81.57
Iowa	22.48	53.5%	42.03	22.68	55.5%	40.90
Indiana	43.64	60.3%	72.35	—	—	—
Kansas	26.19	55.3%	47.38	25.81	57.0%	45.31
Kentucky	35.76	58.2%	61.40	28.92	46.6%	62.06
Maryland	46.46	58.0%	80.16	37.58	54.9%	68.45
Missouri	22.17	51.5%	43.02	20.11	46.5%	43.29
Nebraska	22.57	51.0%	44.26	18.88	45.9%	41.13
North Carolina	36.99	61.4%	60.21	28.00	47.8%	58.62
Pennsylvania	29.06	48.9%	59.38	28.88	52.5%	54.97
South Dakota	23.14	51.1%	45.25	19.41	43.8%	44.36
Tennessee	45.66	70.2%	65.04	40.75	68.6%	59.41
Virginia	37.06	66.7%	55.59	33.38	59.5%	56.09
West Virginia	41.82	68.6%	60.94	39.87	67.9%	58.75
Wisconsin	26.36	53.1%	49.66	23.72	46.8%	50.67

	$31.44	57.1%	$55.02	$28.26	54.9%	$51.47

The Company’s RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended March 31, 2006 and 2005, respectively, were as follows:

	Three months ended March 31, 2006			Three months ended March 31, 2005
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Super 8	$22.90	52.2%	$43.90	$22.11	51.1%	$43.26
Comfort Inn/Comfort Suites	38.77	60.4%	64.15	34.39	58.1%	59.22
Hampton Inn	52.77	71.9%	73.36	47.50	67.6%	70.22
Holiday Inn Express	35.58	58.0%	61.36	28.71	47.7%	60.23
Suites at Key Largo	70.65	58.7%	120.31	107.34	97.4%	110.19
Ramada Limited	67.76	83.7%	80.98	57.13	90.6%	63.06
GuestHouse Inn	58.45	77.1%	75.79	51.40	80.3%	64.03
Days Inn	29.92	52.6%	56.93	25.64	51.4%	49.87
Sleep Inn	49.52	83.0%	59.68	—	—	—

	$31.44	57.1%	$55.02	$28.26	54.9%	$51.47

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s market risk exposure subsequent to December 31, 2005.

Item 4. CONTROLS AND PROCEDURES

Evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 are (1)accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2)recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. No changes in the Company’s internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION, CONTINUED:

Item 5. Other Information

Summary Financial Data

The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the consolidated statements of operations and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

	Three months ended March 31,
(In thousands, except per share and statistical data)	2006	2005
Net loss available to common shareholders	$(499)	$(391)

Net loss per share - basic and diluted available to common shareholders	$(0.04)	$(0.03)

FFO available to common shareholders (1)	$1,561	$1,270

FFO per share - basic and diluted	0.13	0.11

Net cash flow:
Provided by operating activities	$1,702	$1,916
Used by investing activities	$(3,060)	$(1,102)
Provided (used) by financing activities	$1,846	$(341)

Weighted average number of shares outstanding - basic and diluted	12,064	12,060

Weighted average number of shares outstanding for calculation of FFO per share - basic and diluted	12,064	12,060

RECONCILIATION OF NET LOSS TO FFO
Net loss available to common shareholders	$(499)	$(391)
Depreciation and Amortization	2,056	1,660
Losses on disposition of real estate assets	4	1

FFO available to common shareholders	$1,561	$1,270

ADDITIONAL INFORMATION
Average Daily Rate	$55.02	$51.47
Revenue Per Available Room	$31.44	$28.26
Occupancy	57.1%	54.9%

(1)	FFO is a non-GAAP financial measure. The Company considers FFO to be a market-accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings, for an understanding of the Company’s operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of real estate, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes its method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Supertel 2006 Stock Plan

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

99.1	Unaudited Pro Forma Consolidated Financial Data

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Paul J. Schulte
Paul J. Schulte
President and Chief Executive Officer

Dated this 12th day of May, 2006

By:	/s/ Donavon A. Heimes
Donavon A. Heimes
Chief Financial Officer, Treasurer, and Secretary

Dated this 12th day of May, 2006