Form 10-Q
period 2006-06-30
SUPERTEL HOSPITALITY INC
filed 2006-08-11
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006.

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

YES  ☐    NO  ☒

As of July 31, 2006, there were 12,074,903 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Investments in hotel properties	$214,053	$205,169
Less accumulated depreciation	59,415	55,399

	154,638	149,770

Cash and cash equivalents	1,605	1,163
Accounts receivable	1,456	1,252
Prepaid expenses and other assets	3,774	2,999
Deferred financing costs, net	1,614	1,772

	$163,087	$156,956

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$10,014	$7,937
Long-term debt	97,568	92,008

	107,582	99,945

Minority interest in consolidated partnerships	3,533	3,560

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; 1,521,258 shares issued and outstanding, liquidation preference of $15,213	15	15
Preferred stock warrants	53	53
Common stock, $.01 par value, 25,000,000 shares authorized; 12,064,283 shares outstanding.	121	121

Additional paid-in capital	65,632	65,621
Distributions in excess of retained earnings	(13,849)	(12,359)

	51,972	53,451

COMMITMENTS AND CONTINGENCIES	$163,087	$156,956

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Room rentals and other hotel services	$20,118	$16,084	$35,808	$28,347
Other	31	42	61	87

	20,149	16,126	35,869	28,434

EXPENSES
Hotel and property operations	13,470	10,696	25,166	20,057
Depreciation and amortization	2,077	1,651	4,133	3,315
General and administrative	708	646	1,387	1,248

	16,255	12,993	30,686	24,620

EARNINGS FROM CONTINUING OPERATIONS BEFORE NET GAIN (LOSS) ON DISPOSITIONS OF ASSETS, INTEREST EXPENSE AND MINORITY INTEREST	3,894	3,133	5,183	3,814

Net gain (loss) on dispositions of assets	(1)	1	(5)	—
Interest expense	(1,867)	(1,406)	(3,623)	(2,799)
Minority interest	(103)	(55)	(151)	(108)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,923	1,673	1,404	907

Income tax benefit (expense)	(317)	(239)	7	137

NET INCOME	1,606	1,434	1,411	1,044

Preferred stock dividend	(305)	—	(609)	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,301	$1,434	$802	$1,044

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
Net income available to common shareholders	$0.11	$0.12	$0.07	$0.09

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,411	$1,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,133	3,315
Amortization of deferred financing costs	167	159
Losses on dispositions of assets	5	—
Imputed interest on notes payable	85	—
Minority interest	151	108
Deferred income taxes	(7)	(137)
Share-based compensation	11	—
Changes in operating assets and liabilities:
Increase in assets	(985)	(672)
Increase in liabilities	1,717	1,513

Net cash provided by operating activities	6,688	5,330

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(2,568)	(2,505)
Acquisition and development of hotel properties	(6,434)	—
Proceeds from sale of assets	2	3

Net cash used by investing activities	(9,000)	(2,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(9)	(259)
Principal payments on long-term debt	(1,243)	(11,700)
Proceeds from long-term debt	6,718	10,890
Distributions to minority partners	(167)	(108)
Dividends paid to common shareholders	(1,931)	(1,328)
Dividends paid to preferred shareholders	(614)	—

Net cash provided (used) by financing activities	2,754	(2,505)

Increase in cash and cash equivalents	442	323

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,163	317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,605	$640

NON CASH INVESTING AND FINANCING ACTIVITIES
Dividends declared common	2,292	1,448
Dividends declared preferred	609	—
Dividends declared common units	70	—
Conversion of operating partnership units	—	41
ADDITIONAL INFORMATION
Interest paid	$3,398	$2,596

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). The Company’s interests in 79 hotel properties and one office building are held directly or indirectly by E&P LP, SLP or Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). Supertel Hospitality REIT Trust is the sole general partner in SLP and at June 30, 2006, owned approximately 96% of the interests in SLP. SLP is the general partner in SBILP. At June 30, 2006, SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc. and SPPR Holdings, Inc. (SPPRHI). SLP and SPPRHI own 99% and 1% of SPPR-Hotels, LLC, respectively, and SLP owns 100% of SPPR-South Bend, LLC.

As of June 30, 2006, the Company, through the Partnerships, owned 79 limited service hotels (the “hotels”) and one office building. The hotels are leased to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries TRS Subsidiary, LLC and SPPR TRS Subsidiary, LLC (collectively “TRS Lessee”), and are managed by Royal Host Management, Inc., (RHM). RHM is a subsidiary of Royal Host, Inc., a Canada based public real estate investment trust. The agreement with RHM provides for a base management fee representing 4.75% and 4.00% of hotel revenue, on 71 and 8 hotels, respectively.

SLP entered into definitive agreements dated effective June 15, 2006, to purchase seven Savannah Suites extended-stay hotel facilities from affiliated entities of Savannah Suites. The purchase price for the hotels is $33 million in cash, which the Company intends to fund from existing credit facilities and new borrowings to be negotiated. The closing of the transactions is expected to occur in August 2006, and is subject to customary closing conditions including inspections (i.e., property and title surveys, environmental surveys and appraisals), accuracy of representations and warranties and compliance with covenants and obligations under the purchase agreements. The closing of each transaction is also conditioned upon the closing of the other transactions.

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of June 30, 2006, the consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of June 30, 2006 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2005 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles , have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

Hotel Acquisitions

The Company acquired the 40-room Super 8 hotel located in Clarinda, Iowa, in January 2006. The purchase price of approximately $1.3 million was funded by borrowings from the Company’s exisiting credit facilities with Great Western Bank.

The Company acquired a 145-room Comfort Inn Conference Center in Erlanger, Kentucky, located near the Cincinnati/Northern Kentucky International Airport, in May 2006. The purchase price of approximately $3.4 million was funded by borrowings from the Company’s existing credit facilities with Great Western Bank.

On June 30, 2006, the Company opened its 41 room Supertel Inn and Conference Center in Creston, Iowa. The Conference Center will have a capacity of approximately 200 people. This facility was funded by borrowings from the Company’s existing credit facilities with Great Western Bank.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The weighted average number of shares used in the basic EPS computation for the three months ended June 30, 2006 and 2005 were 12,064,283 and 12,060,921, respectively. The weighted average number of shares used in the basic and diluted EPS computation for the six months ended June 30, 2006 and 2005 were 12,064,283 and 12,060,388, respectively.

Preferred and Common Limited Partnership Units in SLP

At June 30, 2006 and 2005 there were 372,195 and 5,279, respectively of SLP common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the common unit holders (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). In addition, the 195,610 shares of SLP preferred operating units are antidilutive.

Preferred Stock of SPPR

At June 30, 2006, there were 1,521,258 shares of Series A Convertible Preferred Stock and 126,311 preferred stock warrants outstanding. The convertible provision of the Series A Convertible Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, is antidilutive for the earnings per share computation. The exercise price of the preferred stock warrants exceeded the market price of the common stock and therefore these shares were excluded from the computation of diluted earnings per share.

Stock Options

The potential common shares represented by outstanding stock options for the three and six months ended June 30, 2006 totaled 100,000, which were antidilutive, therefore these shares were excluded from the computation of diluted earnings per share.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

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

On May 1, 2006, the Company completed a $3.0 million revolving credit facility with BankFirst. Borrowings from this credit facility are available for acquisitions and general corporate purposes.

Share-Based Payments

Upon initial issuance of stock options on May 25, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

Options

The Company has a 2006 Stock Plan (the “Plan”) which has been approved by the Company’s stockholders. The Plan authorized the grant of stock options, stock appreciation rights, restricted stock and stock bonuses for up to 200,000 shares of common stock.

As of June 30, 2006, 100,000 stock options have been awarded under the Plan. The options have an exercise price of $5.89, which is equal to the average of the high and low sales price of the stock as reported on the National Association of Securities Dealers Automated Quotation system (NASDAQ) on May 25, 2006, the date of grant. The options vest on December 31, 2006 and have an expiration date of May 25, 2010. A total of 100,000 shares of common stock have been reserved for issuance pursuant to the Plan with respect to the granted options.

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life, the dividend rate and expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The following table summarizes the estimates used in the Black-Scholes option-pricing model:

Volatility	22.00%
Expected dividend yield	6.20%
Expected term (in years)	3.92
Risk free interest rate	4.82%

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

The following table summarizes the Company’s activities with respect to its stock options for the first six months of 2006 as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Fair Value
Outstanding at December 31, 2005	—	$—	$—
Granted	100,000	5.89	69,500
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at June 30, 2006	100,000	$5.89	$69,500

Exercisable at June 30, 2006	—	$—	$—

As of June 30, 2006 the total unrecognized compensation cost related to non-vested stock option awards was approximately $58,200 and is expected to be recognized over the next six months.

Share-Based Compensation Expense

The amount recognized in the financial statements for the six months ended June 30, 2006 for share-based compensation related to employees and directors is $11,300.

Subsequent Event

Effective July 21, 2006, 6,000 shares of Series A Convertible Preferred Stock were converted to 10,620 shares of common stock.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Results for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be attained in the future.

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of June 30, 2006 we owned 79 limited service hotels in 17 states. Our hotels primarily operate under several national franchise brands.

Our significant events for the six months ended June 30, 2006 include:

•	The Company acquired the 40-room Super 8 hotel located in Clarinda, Iowa. The purchase price was approximately $1.3 million.

•	On February 17, 2006, the Company entered into a First Amendment to the Loan Agreement with Great Western Bank which extends (a) the maturity date of the Loan Agreement dated January 13, 2005 between the parties from January 13, 2007 to January 13, 2008 and (b) the date on which the loan limit of the Loan Agreement is reduced from $22 million to $20 million from February 1, 2006 to February 13, 2007.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

•	The Company declared dividends of $.09 and $.10 per share for the quarter ended March 31 and June 30, 2006, respectively. The declared dividends for the year ago period were $.06 and $.06 per share for the quarter ended March 31 and June 30, 2005, respectively.

•	The Company acquired a 145-room Comfort Inn Conference Center in Erlanger, Kentucky, located near the Cincinnati/Northern Kentucky International Airport. The purchase price was approximately $3.4 million.

•	On June 30, 2006, the Company opened its 41 room Supertel Inn and Conference Center in Creston, Iowa. The Conference Center will have a capacity of approximately 200 people.

•	Supertel Limited Partnership, a limited partnership 96% owned by Supertel Hospitality, Inc., entered into definitive agreements dated June 15, 2006, to purchase seven Savannah Suites extended-stay hotel facilities from affiliated entities of Savannah Suites. The purchase price is approximately $33 million in cash, which Supertel intends to fund from exisiting credit facilities and new borrowings to be negotiated. Closing of this purchase transaction is anticipated for August and is subject to customary closing conditions including inspections (i.e., property and title surveys, environmental surveys and appraisals), accuracy of representations and warranties and compliance with covenants and obligations under the purchase agreements. The closing of each transaction is also conditioned upon the closing of the other transactions.

•	On May 1, 2006, the Company entered into a loan agreement with BankFirst in the amount of $3 million. This revolving credit facility will be used for acquisitions and general corporate purposes. The loan is secured by the corporate office building, located at 309 N. 5th St., Norfolk, NE.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). The Company’s 79 hotel properties and one office building are held directly or indirectly by E&P LP, SLP or Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). Supertel Hospitality REIT Trust is the sole general partner in SLP and at June 30, 2006, owned approximately 96% of the interest in SLP. SLP is the general partner in SBILP. At June 30, 2006, SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc. and SPPR Holdings, Inc. (SPPRHI). SLP and SPPRHI own 99% and 1% of SPPR-Hotels, LLC, respectively, and SLP owns 100% of SPPR-South Bend, LLC.

As of June 30, 2006, the Company, through the Partnerships, owned 79 limited service hotels (the “hotels”) and one office building. The hotels are leased to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries TRS Subsidiary, LLC and SPPR TRS Subsidiary, LLC (collectively “TRS Lessee”), and are managed by Royal Host Management, Inc., (RHM). RHM is a subsidiary of Royal Host, Inc. a Canada based public real estate investment trust. The agreement with RHM provides for a base management fee representing 4.75% and 4.00% of hotel revenues, on 71 and 8 hotels, respectively.

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

Upon initial issuance of stock options on May 25, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

General

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters, with the exception of our hotels located in Florida. This seasonality can be expected to cause quarterly fluctuations in our hotel revenues. Our quarterly earnings may be adversely affected by factors outside our control, including bad weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowings in our first and fourth quarters in order to offset these fluctuations in revenues.

The discussion that follows is based primarily on the consolidated financial statements of the Company for the three months ended June 30, 2006 and 2005, and should be read along with the consolidated financial statements and notes.

The comparisons below reflect the revenues and expenses of the Company’s 79 and 69 hotels owned as of June 2006 and 2005, respectively.

Results of Operations

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005.

Operating results are summarized as follows (in thousands):

	2006	2005	Continuing Operations Variance
	Continuing Operations	Continuing Operations
Revenues	$20,149	$16,126	$4,023
Hotel and property operations expenses	(13,470)	(10,696)	(2,774)
Interest expense	(1,867)	(1,406)	(461)
Depreciation and amortization expense	(2,077)	(1,651)	(426)
General and administrative expenses	(708)	(646)	(62)
Net gains (losses) on dispositions of assets	(1)	1	(2)
Minority interest	(103)	(55)	(48)
Income tax expense	(317)	(239)	(78)

	$1,606	$1,434	$172

Revenues and Operating Expenses

Revenues increased, from continuing operations, by approximately $4.0 million for the three months ended June 30, 2006 compared to the year-ago period, of which $3.7 million was due to acquisition of ten additional hotel properties. The increase in revenue was also due, in part, to an increase in average daily rate (“ADR”) of $3.27 or 6.0% and a 0.7% increase in occupancy, which resulted in a $2.49 or 6.8% increase in revenue per available room (“RevPAR”) for the three months ended June 30, 2006, compared to the year-ago period.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

During the same period, hotel and property operations expenses increased approximately $2.8 million, of which $2.4 million was due to acquisition of additional hotel properties. The remaining increase of $400,000 is primarily due to increases in advertising, maintenance and utilities expense.

Interest Expense and Depreciation Expense

Interest expense increased by $461,000, which is due primarily to increased debt used for acquisitions. Depreciation expense increased $426,000, primarily due to acquisitions and assets additions which are outpacing the amount of assets exceeding their useful life.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2006 increased $62,000, compared to the year ago period. The increase is primarily the result of an increase in professional consulting fees.

Income Tax Benefit

The income tax expense is related to the Company’s taxable subsidiary, the TRS Lessee, a C corporation. Management believes the Federal income tax rate for the TRS Lessee will be approximately 40% for fiscal 2006. The income tax expense increased by approximately $78,000 during the three months ended June 30, 2006 compared to the year ago period, due to increased income by the TRS Lessee in 2006 compared to the year ago period. The Federal income tax rate for the TRS Lessee was 40% for each of fiscal 2005 and 2004.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005.

Operating results are summarized as follows (in thousands):

	2006	2005	Continuing Operations Variance
	Continuing Operations	Continuing Operations
Revenues	$35,869	$28,434	$7,435
Hotel and property operations expenses	(25,166)	(20,057)	(5,109)
Interest expense	(3,623)	(2,799)	(824)
Depreciation and amortization expense	(4,133)	(3,315)	(818)
General and administrative expenses	(1,387)	(1,248)	(139)
Net losses on dispositions of assets	(5)	—	(5)
Minority interest	(151)	(108)	(43)
Income tax benefit	7	137	(130)

	$1,411	$1,044	$367

Revenues and Operating Expenses

Revenues increased, from continuing operations, by approximately $7.4 million for the six months ended June 30, 2006 compared to the year-ago period, of which $6.6 million was due to acquisition of ten additional hotel properties. The increase in revenue was also due, in part, to an increase in ADR of $3.38 or 6.4% and a 2.3% increase in occupancy, which resulted in a $2.87 or 8.8% increase in RevPAR for the six months ended June 30, 2006, compared to the year-ago period.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

During the same period, hotel and property operations expenses increased approximately $5.1 million, of which $4.5 million was due to acquisition of additional hotel properties. The remaining increase of $600,000 is primarily due to increases in advertising, franchise fees and utilities expense.

Interest Expense and Depreciation Expense

Interest expense increased by $824,000, which is due primarily to increased debt used for acquisitions. Depreciation expense increased $818,000, primarily due to acquisitions and assets additions which are outpacing the amount of assets exceeding their useful life.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2006 increased $139,000, compared to the year ago period. The increase is primarily the result of an increase in professional consulting fees.

Income Tax Benefit

The income tax benefit is related to the Company’s taxable subsidiary, the TRS Lessee, a C corporation. The income tax benefit decreased by approximately $130,000 during the six months ended June 30, 2006 compared to the year ago period, due to increased income by the TRS Lessee in 2006 compared to the year ago period.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Financing

At June 30, 2006, the Company had long-term debt of $97.6 million, consisting of notes and mortgages payable, with a weighted average term to maturity of 5.7 years and a weighted average interest rate of 7.4%. Aggregate annual principal payments for the remainder of 2006 and thereafter are as follows (in thousands):

2006	$4,211
2007	7,702
2008	14,305
2009	15,609
2010	2,387
Thereafter	53,354

$97,568

The Company currently intends to finance or refinance the debt payments coming due in 2006 as follows:

•	The Company currently intends to finance a note payable coming due in 2006 in the amount of $2.9 million, through borrowings from its lines of credit or other borrowings.

•	The remainder of the maturities in 2006, approximately $1.3 million, consist of principal amortization on other mortgage loans, which the Company expects to fund through cash flows from operations.

The Company is required to comply with certain quarterly covenant compliance tests for some of its lenders. As of June 30, 2006, the Company is in compliance with the debt covenants of its lenders.

SLP entered into definitive agreements dated effective June 15, 2006, to purchase seven Savannah Suites extended-stay hotel facilities from affiliated entities of Savannah Suites. The purchase price for the hotels is $33 million in cash, which the Company intends to fund from existing credit facilities and new borrowings to be negotiated. The closing of the transactions is expected to occur in August 2006, and is subject to customary closing conditions including inspections (i.e., property and title surveys, environmental surveys and appraisals), accuracy of representations and warranties and compliance with covenants and obligations under the purchase agreements. The closing of each transaction is also conditioned upon the closing of the other transactions.

Redemption of Preferred Operating Partnership (“OP”) Units

We own, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 96% general partnership interest in Supertel Limited Partnership, through which we own 23 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 4% is held by limited partners who hold, as of June 30, 2006, 372,195 common operating partnership units and 195,610 preferred operating partnership units. Each limited partner of Supertel Limited Partnership may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common or preferred units, at any time after a specified period following the date he or she acquired the units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, in our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock. The preferred

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership.

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$132,183	$7,802	$34,093	$26,678	$63,610
Land leases	2,712	29	118	118	2,447
Capitalized lease including interest	53	10	38	5	—

Total contractual obligations	$134,948	$7,841	$34,249	$26,801	$66,057

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

Funds from Operations

The Company’s funds from operations available to common shareholders (“FFO”) for the three months and six months ended June 30, 2006 were $3.4 million and $4.9 million, respectively, representing an increase of $298,000 and $587,000 from FFO reported for the three and six months ended June 30, 2005, respectively. FFO is reconciled to net income available to common shareholders as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income available to common shareholders	$1,301	$1,434	$802	$1,044
Depreciation and amortization	2,077	1,648	4,133	3,309
Net (gain) loss on disposition of real estate assets	1	(1)	5	—

FFO available to common shareholders	$3,379	$3,081	$4,940	$4,353

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following tables present the Company’s RevPAR, ADR and Occupancy, by state and franchise affiliation, on a continuing operations basis for the three and six months ended June 30, 2006 and 2005, respectively. The comparisons below include the Company’s 79 and 69 hotels for the respective quarters.

The Company’s RevPAR, ADR, and Occupancy, by state, for the three months ended June 30, 2006 and 2005, respectively, were as follows:

	Three months ended June 30, 2006			Three months ended June 30, 2005
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Arkansas	$31.28	61.4%	$50.95	$32.63	64.8%	$50.32
Delaware	70.99	73.1%	97.09	65.25	76.8%	84.95
Florida	56.23	64.4%	87.26	53.74	71.4%	75.22
Iowa	31.16	69.8%	44.63	30.40	68.2%	44.61
Indiana	54.76	70.8%	77.30	—	—	—
Kansas	34.07	69.0%	49.38	31.30	64.8%	48.28
Kentucky	40.88	71.2%	57.44	44.02	71.3%	61.72
Maryland	63.55	68.2%	93.17	61.43	75.5%	81.35
Missouri	29.53	66.5%	44.41	28.49	63.2%	45.10
Nebraska	29.90	63.0%	47.47	27.26	60.4%	45.17
North Carolina	38.53	62.3%	61.85	34.66	56.5%	61.35
Pennsylvania	57.54	74.5%	77.23	54.33	73.2%	74.26
South Dakota	27.32	62.2%	43.94	28.30	63.2%	44.77
Tennessee	43.18	63.5%	68.01	46.86	76.1%	61.55
Virginia	44.23	73.2%	60.44	46.73	79.7%	58.64
West Virginia	55.70	84.1%	66.21	54.59	86.9%	62.81
Wisconsin	35.65	67.0%	53.21	33.67	62.3%	54.05

	$39.25	68.2%	$57.60	$36.76	67.7%	$54.33

The Company’s RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended June 30, 2006 and 2005, respectively, were as follows:

	Three months ended June 30, 2006			Three months ended June 30, 2005
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Super 8	$30.67	66.5%	$46.09	$29.72	64.1%	$46.34
Comfort Inn/Comfort Suites	50.65	72.0%	70.38	50.92	76.9%	66.18
Hampton Inn	58.87	73.1%	80.50	46.82	68.4%	68.43
Holiday Inn Express	54.08	75.3%	71.81	51.20	73.2%	69.97
Ramada Limited	49.02	68.7%	71.33	45.21	75.0%	60.29
GuestHouse Inn	34.42	48.2%	71.44	30.38	52.8%	57.56
Days Inn	38.76	63.7%	60.88	36.87	62.3%	59.14
Sleep Inn	54.24	79.2%	68.46	—	—	—
Supertel Inn *	39.03	50.4%	77.40	59.22	79.3%	74.66

	$39.25	68.2%	$57.60	$36.76	67.7%	$54.33

*	Supertel Inn consist of three hotels which are not affiliated with a national franchise.
Note:	Certain information from the prior year has been reclassified to conform with the current year presentation.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Company’s RevPAR, ADR, and Occupancy, by state, for the six months ended June 30, 2006 and 2005, respectively, were as follows:

	Six months ended June 30, 2006			Six months ended June 30, 2005
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Arkansas	$29.29	58.8%	$49.78	$29.76	60.2%	$49.47
Delaware	60.03	66.8%	89.82	57.21	71.9%	79.57
Florida	63.73	72.3%	88.19	62.44	79.3%	78.70
Iowa	26.87	61.7%	43.51	26.64	61.9%	43.00
Indiana	49.23	65.6%	75.04	—	—	—
Kansas	30.15	62.2%	48.49	28.57	60.9%	46.90
Kentucky	38.99	66.4%	58.72	36.51	59.0%	61.86
Maryland	55.05	63.1%	87.23	49.57	65.3%	75.95
Missouri	25.87	59.1%	43.81	24.27	54.9%	44.19
Nebraska	26.26	57.0%	46.04	23.09	53.2%	43.43
North Carolina	37.76	61.9%	61.04	31.33	52.1%	60.10
Pennsylvania	43.38	61.8%	70.20	41.67	62.9%	66.25
South Dakota	25.24	56.7%	44.53	23.88	53.5%	44.60
Tennessee	44.41	66.8%	66.46	43.82	72.4%	60.54
Virginia	40.67	69.9%	58.14	40.09	69.7%	57.56
West Virginia	48.80	76.4%	63.86	47.27	77.4%	61.04
Wisconsin	31.03	60.1%	51.65	28.72	54.6%	52.61

	$35.40	62.7%	$56.44	$32.53	61.3%	$53.06

The Company’s RevPAR, ADR, and Occupancy, by franchise affiliation, for the six months ended June 30, 2006 and 2005, respectively, were as follows:

	Six months ended June 30, 2006			Six months ended June 30, 2005
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Super 8	$26.81	59.4%	$45.14	$25.94	57.7%	$44.98
Comfort Inn/Comfort Suites	44.91	66.4%	67.64	42.70	67.6%	63.21
Hampton Inn	59.41	74.7%	79.55	48.57	67.4%	72.01
Holiday Inn Express	44.88	66.7%	67.29	40.02	60.5%	66.15
Ramada Limited	58.34	76.2%	76.60	51.14	82.7%	61.80
GuestHouse Inn	46.37	62.6%	74.10	40.83	66.4%	61.45
Days Inn	34.37	58.1%	59.11	31.28	56.9%	54.97
Sleep Inn	51.89	81.1%	63.99	—	—	—
Supertel Inn *	43.27	56.6%	76.45	58.89	78.0%	75.52

	$35.40	62.7%	$56.44	$32.53	61.3%	$53.06

*	Supertel Inn consist of three hotels which are not affiliated with a national franchise.
Note:	Certain information from the prior year has been reclassified to conform with the current year presentation.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s market risk exposure subsequent to December 31, 2005.

Item 4. CONTROLS AND PROCEDURES

Evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 are (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. No changes in the Company’s internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION:

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2006 annual meeting of shareholders on Thursday, May 25, 2006. The vote for each matter voted upon at the meeting is set forth below.

Election of Directors:

	For	Withheld
Paul J. Schulte	11,246,747	169,784
Steve H. Borgmann	11,210,671	205,860
Jeffrey M. Zwerdling	11,364,765	51,766
George R. Whittemore	11,358,897	57,634
Loren Steele	11,354,569	61,962
Joseph Caggiano	11,361,855	54,676
Allen L. Dayton	11,365,065	51,466
Patrick J. Jung	11,363,500	53,031

Ratification of the appointment of KPMG as independent auditors for 2006:

FOR	11,380,427
AGAINST	24,907
ABSTAIN	10,800

Approval of the Supertel 2006 Stock Plan:

FOR	5,534,459
AGAINST	371,469
ABSTAIN	34,523

Item 5. Other Information

Summary Financial Data

The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the consolidated statements of operations and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Part II. OTHER INFORMATION, CONTINUED:

(In thousands, except per share and statistical data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Income from continuing operations before income taxes	$1,923	$1,673	$1,404	$907

Net income available to common shareholders	$1,301	$1,434	$802	$1,044

Net income per share - basic and diluted available to common shareholders	$0.11	$0.12	$0.07	$0.09

FFO available to common shareholders (1)	$3,379	$3,081	$4,940	$4,353

FFO per share - basic	0.28	0.26	0.41	0.36

FFO per share - diluted	0.25	0.26	0.38	0.36

Net cash flow:
Provided by operating activities	$4,986	$3,413	$6,688	$5,330
Used by investing activities	$(5,940)	$(1,400)	$(9,000)	$(2,502)
Provided (used) by financing activities	$908	$(2,164)	$2,754	$(2,505)

Weighted average number of shares outstanding - basic and diluted	12,064	12,061	12,064	12,060

Weighted average number of shares outstanding for:
calculation of FFO per share - basic	12,064	12,061	12,064	12,060

calculation of FFO per share - diluted	14,757	12,061	14,757	12,060

RECONCILIATION OF NET INCOME TO FFO
Net income available to common shareholders	$1,301	$1,434	$802	$1,044
Depreciation and amortization	2,077	1,648	4,133	3,309
(Gain) loss on disposition of real estate assets	1	(1)	5	—

FFO available to common shareholders	$3,379	$3,081	$4,940	$4,353

ADDITIONAL INFORMATION
Average Daily Rate	$57.60	$54.33	$56.44	$53.06
Revenue Per Available Room	$39.25	$36.76	$35.40	$32.53
Occupancy	68.2%	67.7%	62.7%	61.3%

(1) FFO is a non-GAAP financial measure. The Company considers FFO to be a market-accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings, for an understanding of the Company’s operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of real estate, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes its method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net earnings (loss) (computed in accordance with GAAP) as an indicator of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner; therefore, the Company’s calculation may not be the same as the calculation of FFO for similar REITs. The Company uses FFO as a performance measure to facilitate a periodic evaluation of its operating results relative to those of its peers, who, like the Company, are typically members of NAREIT. The Company considers FFO a useful additional measure of performance

Part II. OTHER INFORMATION, CONTINUED:

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Form of Stock Option Agreement

10.2	Form of Agreement for the Purchase and Sale of an Extended-Stay Facility, dated June 15, 2006, among Supertel Limited Partnership and each of Jonesboro Hotel, Inc., Chamblee Georgia, LLC, Augusta, Inc., Savannah Georgia, Inc., Memorial, LLC, Pine Street, LLC and Greenville Hotel, Inc. incorporated by reference from the Company’s report on Form 8-K dated June 15, 2006.

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

99.1	Unaudited Pro Forma Consolidated Financial Data

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Paul J. Schulte
Paul J. Schulte
President and Chief Executive Officer

Dated this 10th day of August, 2006

By:	/s/ Donavon A. Heimes
Donavon A. Heimes
Chief Financial Officer, Treasurer, and Secretary

Dated this 10th day of August, 2006