Form 10-Q
period 2006-09-30
SUPERTEL HOSPITALITY INC
filed 2006-11-09
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006.

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

As of October 31, 2006, there were 12,074,903 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Investments in hotel properties	$243,457	$205,169
Less accumulated depreciation	61,358	55,399

	182,099	149,770

Cash and cash equivalents	2,378	1,163
Accounts receivable	1,875	1,252
Prepaid expenses and other assets	3,473	2,999
Deferred financing costs, net	1,613	1,772

	$191,438	$156,956

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$11,065	$7,937
Long-term debt	124,143	92,008

	135,208	99,945

Minority interest in consolidated partnerships	3,562	3,560

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; 1,515,258 and 1,521,258 shares outstanding, liquidation preference of $15,153	15	15
Preferred stock warrants	53	53
Common stock, $.01 par value, 25,000,000 shares authorized; 12,074,903 and 12,064,283 shares outstanding	121	121

Additional paid-in capital	65,661	65,621
Distributions in excess of retained earnings	(13,182)	(12,359)

	52,668	53,451

COMMITMENTS AND CONTINGENCIES
	$191,438	$156,956

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES
Room rentals and other hotel services	$22,441	$17,332	$58,249	$45,679
Other	47	40	108	127

	22,488	17,372	58,357	45,806

EXPENSES
Hotel and property operations	14,777	11,278	39,943	31,336
Depreciation and amortization	2,195	1,668	6,329	4,982
General and administrative	705	577	2,092	1,825

	17,677	13,523	48,364	38,143

EARNINGS FROM CONTINUING OPERATIONS BEFORE NET GAIN (LOSS) ON DISPOSITIONS OF ASSETS, INTEREST EXPENSE AND MINORITY INTEREST	4,811	3,849	9,993	7,663

Net gain (loss) on dispositions of assets	(1)	1	(6)	1
Interest expense	(2,181)	(1,446)	(5,804)	(4,245)
Minority interest	(122)	(73)	(272)	(181)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,507	2,331	3,911	3,238

Income tax expense	(268)	(372)	(261)	(235)

NET INCOME	2,239	1,959	3,650	3,003

Preferred stock dividend	(304)	—	(912)	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,935	$1,959	$2,738	$3,003

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS:
EPS Basic	$0.16	$0.16	$0.23	$0.25

EPS Diluted	$0.15	$0.16	$0.23	$0.25

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,650	$3,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,329	4,982
Amortization of deferred financing costs	247	273
Losses on dispositions of assets	6	(1)
Imputed interest on notes payable	127	—
Minority interest	272	181
Deferred income taxes	261	235
Share-based compensation	41	—
Changes in operating assets and liabilities:
Increase in assets	(1,106)	(697)
Increase in liabilities	2,437	1,180

Net cash provided by operating activities	12,264	9,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(3,833)	(3,930)
Acquisition and development of hotel properties	(34,824)	(1,981)
Proceeds from sale of assets	2	5

Net cash used by investing activities	(38,655)	(5,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(88)	(263)
Principal payments on long-term debt	(1,857)	(6,862)
Proceeds from long-term debt	33,865	6,346
Distributions to minority partners	(258)	(161)
Dividends paid to common shareholders	(3,137)	(2,052)
Dividends paid to preferred shareholders	(919)	—

Net cash provided (used) by financing activities	27,606	(2,992)

Increase in cash and cash equivalents	1,215	258

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,163	317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,378	$575

NON CASH INVESTING AND FINANCING ACTIVITIES
Dividends declared common	3,560	2,292
Dividends declared preferred	912	—
Dividends declared common units	109	26
Conversion of operating partnership units	—	41
Addition of operating partnership units	—	1,619
Series A Convertible Preferred Stock	60	—
ADDITIONAL INFORMATION
Interest paid	$5,240	$3,919

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). The Company’s interests in 85 hotel properties and one office building are held directly or indirectly by E&P LP, SLP or Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). Supertel Hospitality REIT Trust is the sole general partner in SLP and at September 30, 2006, owned approximately 96% of the interests in SLP. SLP is the general partner in SBILP. At September 30, 2006, SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc. and SPPR Holdings, Inc. (SPPRHI). SLP and SPPRHI own 99% and 1% of SPPR-Hotels, LLC, respectively, and SLP owns 100% of SPPR-South Bend, LLC.

As of September 30, 2006, the Company, through the Partnerships, owned 79 limited service and 6 extended stay hotels (the “hotels”) and one office building. The hotels are leased to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries TRS Subsidiary, LLC and SPPR TRS Subsidiary, LLC (collectively “TRS Lessee”), and are managed by Royal Host Management, Inc., (RHM) and Guest House Inn Corp. RHM is a subsidiary of Royal Host, Inc., a Canada based public real estate investment trust. The agreement with RHM provides for a base management fee representing 4.75% and 4.00% of hotel revenue, on 71 and 8 hotels, respectively. The other six hotels are managed by Guest House Inn Corp. and are expected to be transitioned to the Royal Host agreement within six months after the effective date of the management agreement dated August 18, 2006. The agreement with Guest House Inn Corp. provides for a base management fee representing 4.8% of hotel revenue, with a minimum of $2,500 per hotel monthly.

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of September 30, 2006, the consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2005 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

Hotel Acquisitions

The Company acquired a 40-room Super 8 hotel located in Clarinda, Iowa, in January 2006. The purchase price of approximately $1.3 million was funded by borrowings from the Company’s existing credit facilities with Great Western Bank.

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

On August 18, 2006 the Company acquired six Savannah Suites extended-stay hotels. Five of the hotels are located in Georgia and one in South Carolina. The purchase price was approximately $27.65 million, which we financed with borrowings from a new term loan, a new bridge loan and our existing credit facilities.

The acquired hotels are considered to be compatible with the Company’s overall hotel business. The Company expects the purchase of a seventh Savannah Suites hotel to be completed in November 2006.

The results of the acquired properties have been included in the consolidated financial statements since the date of the acquisition.

The following summarizes the estimated fair value of the assets acquired for the six Savannah Suites hotels as of the date of the acquisition (in thousands).

Investment in properties:
Land	$5,800
Building	20,706
Furniture, Fixtures & Equipment	1,144

Total assets acquired	$27,650

The investment in properties represents the estimated fair value of the hotel properties based on the purchase price.

The following unaudited pro forma financial data gives effect to our acquisition of six hotels from Independent Property Operators of America, LLC. (IPOA) which occurred in November, 2005, and to the acquisition of six Savannah Suites hotels which occurred on August 18, 2006.

The consolidated statements of operations for the three months and nine months ended September 30, 2006 are presented as if the acquisition of the six hotels from Savannah Suites had occurred on January 1, 2006. The consolidated statements of operations for the three and nine months ended September 30, 2005 is presented as if the acquisitions of the six IPOA hotels and the six Savannah Suites hotels had occurred on January 1, 2005.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

The unaudited pro forma financial data does not purport to represent what the Company’s results of operations would actually have been if the transactions had in fact occurred on the dates discussed above. They also do not project or forecast the Company’s results of operations or any future date or period.

	Pro forma Consolidated (in thousands, except per share data)
	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$23,356	$21,971	$62,763	$59,104
Earnings from continuing operations	$2,377	$2,225	$3,874	$3,120
Net earnings	$2,109	$1,853	$3,613	$2,885
Net earnings per share	$0.15	$0.15	$0.22	$0.24
Diluted earnings per share	$0.14	$0.15	$0.22	$0.24

The three and nine month September 30, 2006 pro forma statements reflect the following adjustments for the six Savannah Suites hotels:

•	Hotel operating expenses reflect the cost reductions resulting from reduced management fees and insurance expense.

•	Depreciation expense is adjusted for acquired depreciable basis.

•	Interest expense includes the additional interest and amortization of deferred financing costs related to the acquisition of the six Savannah Suites hotels with a mortgage notes payable of $17.85 million at a variable rate of 7.1% adjustable monthly, $3.75 million (which includes approximately $294,000 of acquisition cost and approximately $79,000 of deferred financing) of borrowings from the Company’s revolving credit facility at 8.25% and $6.42 million of borrowings from a six month bridge loan at 10.4% to be refinanced thereafter by $6.42 million of borrowings from the Company’s revolving credit facility at 8.25%.

The three and nine month September 30, 2005 pro forma statements reflect the following adjustments for the IPOA and Savannah Suites acquisitions:

•	Hotel operating expenses reflect the cost reductions resulting from reduced management fees, insurance expense and from the elimination of an administrative position which is offset by an increase in franchise fees.

•	Depreciation expense is adjusted for acquired depreciable basis.

•	Interest expense includes amortization of deferred financing costs related to the acquisition of the six IPOA hotels and the related $14.8 million long-term mortgage note payable, at 5.97% per annum, $6.1 million of assumed mortgage note payable at 7.41% per annum, $3.0 million of an interest-free seller note ($2,831,000 using an imputed interest rate of 5.97%) and $8,956,000 of borrowings from the Company’s revolving credit facility at 7%.

•	Interest expense also includes amortization of deferred financing costs related to the acquisition of the six Savannah Suites hotels with a mortgage notes payable of $17.85 million at a variable rate of 7.1% adjustable monthly, $3.75 million (which includes approximately $294,000 of acquisition cost and approximately $79,000 of deferred financing) of borrowings from the Company’s revolving credit facility at 8.25% and $6.42 million of borrowings from a six month bridge loan at 10.4% to be refinanced thereafter by $6.42 million of borrowings from the Company’s revolving credit facility at 8.25%.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The weighted average number of shares used in the computation for the three months ended September 30, 2006 and 2005 for basic EPS were 12,072,594 and 12,064,283, respectively, and for diluted EPS were 14,761,732 and 12,064,283, respectively. The weighted average number of shares used in the computation for the nine months ended September 30, 2006 and 2005 for basic EPS were 12,067,084 and 12,061,701, respectively, and for diluted EPS were 12,071,906 and 12,061,701, respectively.

Preferred and Common Limited Partnership Units in SLP

At September 30, 2006 and 2005 there were 372,195, respectively of SLP common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the common unit holders (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). In addition, the 195,610 shares of SLP preferred operating units are antidilutive.

Preferred Stock of SPPR

At September 30, 2006, there were 1,515,258 shares of Series A Convertible Preferred Stock and 126,311 preferred stock warrants outstanding. Effective July 21, 2006, 6,000 shares of Series A Convertible Preferred Stock was converted to 10,620 shares of Common Stock. The shares of the Series A Convertible Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, are dilutive for the earnings per share computation for the three months ended September 30, 2006; however, they are antidilutive for the nine months ended September 30, 2006 earnings per share computation. The exercise price of the preferred stock warrants exceeded the market price of the common stock and therefore these shares were excluded from the computation of diluted earnings per share.

Stock Options

The potential common shares represented by outstanding stock options for the three and nine months ended September 30, 2006 totaled 100,000, of which 95,178 shares are assumed to be purchased with proceeds from the exercise of stock options, resulting in 4,822 shares that are dilutive.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

On August 18, 2006, the Company purchased six Savannah Suites hotels, with a total of 934 rooms, for $27.65 million, which was financed with borrowings from a $17.85 million term loan and a $6.42 million bridge loan from General Electric Capital Corporation (“GECC”) and $3.38 million from the Company’s existing credit facilities with Great Western Bank. The five hotels in Georgia are located in Jonesboro, Chamblee, Augusta, Savannah and Stone Mountain; the sixth hotel is located in Greenville, South Carolina.

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

As of September 30, 2006, 100,000 stock options have been awarded under the Plan. The options have an exercise price of $5.89, which is equal to the average of the high and low sales price of the stock as reported on the National Association of Securities Dealers Automated Quotation system (NASDAQ) on May 25, 2006, the date of grant. The options vest on December 31, 2006 and have an expiration date of May 25, 2010. A total of 100,000 shares of common stock have been reserved for issuance pursuant to the Plan with respect to the granted options.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

The following table summarizes the Company’s activities with respect to its stock options for the first nine months of 2006 as follows:

		Weighted-	Aggregate
		Average	Fair
	Shares	Exercise Price	Value
Outstanding at December 31, 2005	—	$—	$—
Granted	100,000	5.89	69,500
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at September 30, 2006	100,000	$5.89	$69,500

Exercisable at September 30, 2006	—	$—	$—

As of September 30, 2006 the total unrecognized compensation cost related to non-vested stock option awards was approximately $28,800 and is expected to be recognized over the next three months.

Share-Based Compensation Expense

The amount recognized in the consolidated financial statements for the nine months ended September 30, 2006 for share-based compensation related to employees and directors is $40,700.

Recently Issued Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements” (“SAB No. 108”). SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The Company does not expect that the adoption of SAB 108 will have a material effect on its results of operations or financial position.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be attained in the future.

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of September 30, 2006 we owned 79 limited service and 6 extended stay hotels in 19 states. Our hotels primarily operate under several national franchise brands.

Our significant events for the nine months ended September 30, 2006 include:

•	In January 2006, the Company acquired the 40-room Super 8 hotel located in Clarinda, Iowa. The purchase price was approximately $1.3 million.

•	On February 17, 2006, the Company entered into a First Amendment to the Loan Agreement with Great Western Bank which extends (a) the maturity date of the Loan Agreement dated January 13, 2005 between the parties from January 13, 2007 to January 13, 2008 and (b) the date on which the loan limit of the Loan Agreement is reduced from $22 million to $20 million from February 1, 2006 to February 13, 2007.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

•	The Company declared dividends of $.09, $.10, and $.10 1/2 per share for the quarter ended March 31, June 30 and September 30, 2006, respectively. The declared dividends for the year ago period were $.06, $.06, and $.07 per share for the quarter ended March 31, June 30 and September 30, 2005, respectively.

•	In May 2006, the Company acquired a 145-room Comfort Inn Conference Center in Erlanger, Kentucky, located near the Cincinnati/Northern Kentucky International Airport. The purchase price was approximately $3.4 million.

•	On May 1, 2006, the Company entered into a loan agreement with BankFirst in the amount of $3 million. This revolving credit facility will be used for acquisitions and general corporate purposes. The loan is secured by the corporate office building, located at 309 N. 5th St., Norfolk, NE.

•	On June 30, 2006, the Company opened its 41 room Supertel Inn and Conference Center in Creston, Iowa. The Conference Center will have a capacity of approximately 200 people.

•	Supertel Limited Partnership, a limited partnership 96% owned by Supertel Hospitality, Inc., entered into definitive agreements dated June 15, 2006, to purchase seven Savannah Suites extended-stay hotel facilities from affiliated entities of Savannah Suites. The purchase price is approximately $33 million in cash. On August 18, 2006, the Company purchased six of the seven Savannah Suites hotels, with a total of 934 rooms, for $27.65 million, which was financed with borrowings from a $17.85 million term loan and a $6.42 million bridge loan from General Electric Capital Corporation (“GECC”) and $3.38 million funding from the Company’s existing credit facilities with Great Western Bank. The five hotels in Georgia are located in Jonesboro, Chamblee, Augusta, Savannah and Stone Mountain; the sixth hotel is located in Greenville, South Carolina.

The seventh Savannah Suites hotel has a purchase price of $5.35 million, which the Company intends to fund from existing credit facilities and new borrowings to be negotiated. The purchase is expected to be completed in November 2006.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). The Company’s 85 hotel properties and one office building are held directly or indirectly by E&P LP, SLP or Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). Supertel Hospitality REIT Trust is the sole general partner in SLP and at September 30, 2006, owned approximately 96% of the interest in SLP. SLP is the general partner in SBILP. At September 30, 2006, SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc. and SPPR Holdings, Inc. (SPPRHI). SLP and SPPRHI own 99% and 1% of SPPR-Hotels, LLC, respectively, and SLP owns 100% of SPPR-South Bend, LLC.

As of September 30, 2006, the Company, through the Partnerships, owned 79 limited service and 6 extended stay hotels (the “hotels”) and one office building. The hotels are leased to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries TRS Subsidiary, LLC and SPPR TRS Subsidiary, LLC (collectively “TRS Lessee”), and are managed by Royal Host Management, Inc., (RHM). RHM is a subsidiary of Royal Host, Inc. a Canada based public real estate investment trust. The agreement with RHM provides for a base management fee representing 4.75% and 4.00% of hotel revenues, on 71 and 8 hotels, respectively. The other six hotels are managed by Guest House Inn Corp. and are expected to be transitioned to the Royal Host Agreement within six months after the effective date of the management agreement dated August 18, 2006. The agreement with Guest House Inn Corp. provides for a base management fee representing 4.8% of hotel revenue, with a minimum of $2,500 per hotel monthly.

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

The discussion that follows is based primarily on the consolidated financial statements of the Company for the three months ended September 30, 2006 and 2005, and should be read along with the consolidated financial statements and notes.

The comparisons below reflect the revenues and expenses of the Company’s 85 and 70 hotels owned as of September 2006 and 2005, respectively.

Results of Operations

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005.

Operating results are summarized as follows (in thousands):

	2006	2005	Continuing Operations Variance
	Continuing Operations	Continuing Operations
Revenues	$22,488	$17,372	$5,116
Hotel and property operations expenses	(14,777)	(11,278)	(3,499)
Interest expense	(2,181)	(1,446)	(735)
Depreciation and amortization expense	(2,195)	(1,668)	(527)
General and administrative expenses	(705)	(577)	(128)
Net gains (losses) on dispositions of assets	(1)	1	(2)
Minority interest	(122)	(73)	(49)
Income tax expense	(268)	(372)	104

Net Income	$2,239	$1,959	$280

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenues and Operating Expenses

Revenues increased, from continuing operations, by approximately $5.1 million for the three months ended September 30, 2006 compared to the year-ago period, of which $4.8 million was due to acquisition of fifteen additional hotel properties which have been owned for less than 12 months at the end of the quarter. The increase in revenue was also due, in part, to an increase in average daily rate (“ADR”) of $0.89 or 1.6% offset by a 0.4% decrease in occupancy, which resulted in a $0.39 or 1.0% increase in revenue per available room (“RevPAR”) for the three months ended September 30, 2006, compared to the year-ago period.

During the same period, hotel and property operations expenses increased approximately $3.5 million, of which $3.0 million was due to acquisition of additional hotel properties. The remaining increase of approximately $500,000 is primarily due to increases in payroll, maintenance and utilities expense.

Interest Expense and Depreciation Expense

Interest expense increased by $735,000, which is due primarily to increased debt used for acquisitions. Depreciation expense increased $527,000, primarily due to acquisitions and assets additions which are outpacing the amount of assets exceeding their useful life.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2006 increased $128,000, compared to the year ago period. The increase is primarily the result of an increase in salaries, shareholder relation expenses and professional fees.

Income Tax Expense

The income tax expense is related to the Company’s taxable subsidiary, the TRS Lessee, a C corporation. Management believes the Federal income tax rate for the TRS Lessee will be approximately 40% for fiscal 2006. The income tax expense decreased by approximately $104,000 during the three months ended September 30, 2006 compared to the year ago period, due to decreased income by the TRS Lessee in 2006 compared to the year ago period. The income tax rate for the TRS Lessee was 40% for each of fiscal 2005 and 2004.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005.

Operating results are summarized as follows (in thousands):

	2006	2005	Continuing Operations Variance
	Continuing Operations	Continuing Operations
Revenues	$58,357	$45,806	$12,551
Hotel and property operations expenses	(39,943)	(31,336)	(8,607)
Interest expense	(5,804)	(4,245)	(1,559)
Depreciation and amortization expense	(6,329)	(4,982)	(1,347)
General and administrative expenses	(2,092)	(1,825)	(267)
Net gains (losses) on dispositions of assets	(6)	1	(7)
Minority interest	(272)	(181)	(91)
Income tax expense	(261)	(235)	(26)

Net Income	$3,650	$3,003	$647

Revenues and Operating Expenses

Revenues increased, from continuing operations, by approximately $12.6 million for the nine months ended September 30, 2006 compared to the year-ago period, of which $10.5 million was due to acquisition of fifteen additional hotel properties which have been owned for less than 12 months as of September 30, 2006. The increase in revenue was also due, in part, to an increase in ADR of $2.47 or 4.6% and a 1.6% increase in occupancy, which resulted in a $2.12 or 6.1% increase in RevPAR for the nine months ended September 30, 2006, compared to the year-ago period.

During the same period, hotel and property operations expenses increased approximately $8.6 million, of which $7.0 million was due to acquisition of additional hotel properties. The remaining increase of approximately $1.6 million is primarily due to increases in payroll, advertising, franchise fees and utilities expense.

Interest Expense and Depreciation Expense

Interest expense increased by $1.6 million, which is due primarily to increased debt used for acquisitions. Depreciation expense increased $1.3 million, primarily due to acquisitions and assets additions which are outpacing the amount of assets exceeding their useful life.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2006 increased $267,000, compared to the year-ago period. The increase is primarily the result of an increase in shareholder relation expenses and professional fees.

Income Tax Expense

The income tax benefit is related to the Company’s taxable subsidiary, the TRS Lessee, a C corporation. The income tax expense increased by approximately $26,000 during the nine months ended September 30, 2006 compared to the year-ago period, due to increased income by the TRS Lessee in 2006 compared to the year-ago period.

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

Financing

At September 30, 2006, the Company had long-term debt of $124.1 million, consisting of notes and mortgages payable, with a weighted average term to maturity of 5.8 years and a weighted average interest rate of 7.6%. Aggregate annual principal payments for the remainder of 2006 and thereafter are as follows (in thousands):

2006	$3,608
2007	14,052
2008	17,179
2009	15,861
2010	2,865
Thereafter	70,578

$124,143

The Company currently intends to finance or refinance the debt payments coming due in 2006 as follows:

•	The Company currently intends to finance a note payable coming due in 2006 in the amount of $3.0 million, through borrowings from its lines of credit or other borrowings.

•	The remainder of the maturities in 2006, approximately $0.6 million, consist of principal amortization on other mortgage loans, which the Company expects to fund through cash flows from operations.

As of September 30, 2004 we requested and received a loan-to-value and a debt service ratio waiver with respect to a term loan with First National Bank of Omaha N.A. which, on September 30, 2006, was extended through the maturity of the loan, November 1, 2009. The bank agreed that the loan-to-value ratio will be determined using a capitalization rate of 11% for valuing the hotels and the debt service coverage ratio will be 1.35:1.

The Company is required to comply with certain quarterly covenant compliance tests for some of its lenders. As of September 30, 2006, the Company is in compliance with the debt covenants of its lenders.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

SLP acquired six Savannah Suites extended-stay hotel facilities from affiliated entities of Savannah Suites. The $27,650,000 purchase price for the six hotels was funded by $3,382,500 of borrowings from Supertel Hospitality’s existing credit facilities with Great Western Bank and a $17,850,000 term loan and $6,417,500 bridge loan from General Electric Capital Corporation (“GECC”) entered into on August 18, 2006 by Supertel Limited Partnership. The GECC term loan requires monthly interest payments in the first two years of the loan, monthly interest and principal (equal to one-twelfth of one percent of the loan amount) payments in the third year of the loan and monthly interest and principal (amortized over twenty years) payments in the fourth through tenth years of the loan. The principal balance of the GECC term loan is due and payable on September 1, 2016. The GECC term loan bears interest at three-month LIBOR plus 1.70% (reset monthly) and can be converted to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. The GECC bridge loan requires monthly interest payments with the principal balance due and payable on March 1, 2007. The GECC bridge loan bears interest at three-month LIBOR plus 5.00% (reset monthly).

The Company has agreed to purchase a seventh Savannah Suites hotel for $5,350,000 in cash, which the Company intends to fund from existing credit facilities and new borrowings to be negotiated. The closing is expected to occur in November 2006.

Redemption of Preferred Operating Partnership (“OP”) Units

We own, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 96% general partnership interest in Supertel Limited Partnership, through which we own 29 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 4% is held by limited partners who hold, as of September 30, 2006, 372,195 common operating partnership units and 195,610 preferred operating partnership units. Each limited partner of Supertel Limited Partnership may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common or preferred units, at any time after a specified period following the date he or she acquired the units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, in our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock. The preferred units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocation of profits and losses of Supertel Limited Partnership.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$169,441	$5,948	$46,429	$30,062	$87,002
Land leases	2,698	15	118	118	2,447
Capitalized lease including interest	48	5	38	5	—

Total contractual obligations	$172,187	$5,968	$46,585	$30,185	$89,449

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

Funds from Operations

The Company’s funds from operations available to common shareholders (“FFO”) for the three months and nine months ended September 30, 2006 were $4.1 million and $9.1 million, respectively, representing an increase of $505,000 and $1.1 million from FFO reported for the three and nine months ended September 30, 2005, respectively. FFO is reconciled to net income available to common shareholders as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income available to common shareholders	$1,935	$1,959	$2,738	$3,003
Depreciation and amortization	2,195	1,668	6,329	4,982
Net (gain) loss on disposition of real estate assets	1	(1)	6	(1)

FFO available to common shareholders	$4,131	$3,626	$9,073	$7,984

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following tables present the Company’s RevPAR, ADR and Occupancy, by state and franchise affiliation, on a continuing operations basis for the three and nine months ended September 30, 2006 and 2005, respectively. The comparisons below include the Company’s 85 and 70 hotels for the respective quarters.

The Company’s RevPAR, ADR, and Occupancy, by state, for the three months ended September 30, 2006 and 2005, respectively, were as follows:

	Three months ended September 30, 2006			Three months ended September 30, 2005
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Arkansas	$28.90	56.5%	$51.11	$31.18	60.6%	$51.43
Delaware	82.47	81.3%	101.48	79.50	86.9%	91.44
Florida	40.69	48.4%	84.14	38.22	53.9%	70.93
Indiana	65.13	77.7%	83.77	—	—	—
Iowa	35.97	76.0%	47.34	33.44	72.0%	46.47
Kansas	34.61	69.2%	49.99	32.17	66.7%	48.24
Kentucky	40.04	69.7%	57.41	47.56	76.9%	61.85
Maryland	60.97	64.3%	94.85	63.61	75.0%	84.83
Missouri	28.78	61.2%	47.00	28.87	61.7%	46.76
Nebraska	29.30	62.1%	47.17	26.76	60.3%	44.35
North Carolina	37.96	60.3%	62.91	42.46	69.5%	61.12
Pennsylvania	61.22	74.3%	82.41	63.84	78.1%	81.78
South Dakota	33.95	77.1%	44.04	33.84	72.8%	46.50
Tennessee	31.01	43.8%	70.82	50.51	79.8%	63.29
Virginia	46.36	74.9%	61.87	49.61	83.5%	59.42
West Virginia	61.75	89.2%	69.21	59.14	88.5%	66.83
Wisconsin	49.16	81.5%	60.31	45.25	73.9%	61.26

Hotel Subtotal	41.11	69.0%	59.55	38.95	69.6%	55.92

Georgia-Extended Stay	18.00	71.7%	25.10	—	—	—
South Carolina-Extended Stay	13.80	73.7%	18.72	—	—	—

Extended Stay Subtotal	17.23	72.1%	23.91	—	—	—

Total all Properties	$39.34	69.3%	$56.81	$38.95	69.6%	$55.92

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Company’s RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended September 30, 2006 and 2005, respectively, were as follows:

	Three months ended September 30, 2006			Three months ended September 30, 2005
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Super 8	$32.74	68.7%	$47.64	$31.25	65.9%	$47.44
Comfort Inn/Comfort Suites	55.51	74.7%	74.31	58.12	82.2%	70.67
Hampton Inn	56.17	69.3%	81.10	47.27	70.4%	67.14
Holiday Inn Express	59.67	79.5%	75.01	58.36	78.4%	74.42
Ramada Limited	33.03	50.8%	64.99	32.68	54.6%	59.86
GuestHouse Inn	18.67	30.4%	61.45	25.77	50.9%	50.66
Days Inn	44.98	73.8%	60.97	43.88	75.9%	57.81
Sleep Inn	51.83	76.0%	68.22	43.98	82.1%	53.58
Supertel Inn *	23.97	32.6%	73.62	49.23	69.0%	71.33

Hotel Subtotal	41.11	69.0%	59.55	38.95	69.6%	55.92

Savannah Suites *	17.23	72.1%	23.91	—	—	—

Total all Properties	$39.34	69.3%	$56.81	$38.95	69.6%	$55.92

*	Supertel Inn consist of three hotels and Savannah Suites consist of six hotels which are not affiliated with a national franchise.

Note: Certain information from the prior year has been reclassified to conform with the current year presentation.

The Company’s RevPAR, ADR, and Occupancy, by state, for the nine months ended September 30, 2006 and 2005, respectively, were as follows:

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Arkansas	$29.16	58.1%	$50.22	$30.24	60.3%	$50.13
Delaware	67.59	71.7%	94.27	64.72	77.0%	84.09
Florida	55.96	64.2%	87.16	54.28	70.8%	76.70
Indiana	54.59	69.7%	78.32	—	—	—
Iowa	30.05	66.7%	45.04	28.93	65.3%	44.29
Kansas	31.65	64.6%	49.03	29.78	62.9%	47.38
Kentucky	39.46	67.9%	58.12	40.24	65.0%	61.85
Maryland	57.05	63.5%	89.83	54.30	68.5%	79.23
Missouri	26.85	59.8%	44.91	25.82	57.2%	45.12
Nebraska	27.28	58.7%	46.44	24.36	55.6%	43.78
North Carolina	37.83	61.4%	61.66	35.07	58.0%	60.51
Pennsylvania	49.39	66.0%	74.83	49.14	68.0%	72.25
South Dakota	28.17	63.6%	44.33	27.24	60.0%	45.38
Tennessee	39.89	59.1%	67.55	46.07	74.9%	61.52
Virginia	42.59	71.6%	59.45	43.30	74.3%	58.26
West Virginia	53.16	80.7%	65.85	51.27	81.2%	63.17
Wisconsin	37.14	67.3%	55.18	34.29	61.1%	56.13

Hotel Subtotal	37.36	64.9%	57.57	34.70	64.1%	54.11

Georgia-Extended Stay	18.00	71.7%	25.10	—	—	—
South Carolina-Extended Stay	13.80	73.7%	18.72	—	—	—

Extended Stay Subtotal	17.23	72.1%	23.91	—	—	—

Total all Properties	$36.82	65.1%	$56.58	$34.70	64.1%	$54.11

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Company’s RevPAR, ADR, and Occupancy, by franchise affiliation, for the nine months ended September 30, 2006 and 2005, respectively, were as follows:

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Super 8	$28.81	62.5%	$46.06	$27.73	60.4%	$45.89
Comfort Inn/Comfort Suites	48.64	69.3%	70.17	47.90	72.5%	66.06
Hampton Inn	58.31	72.8%	80.05	48.13	68.4%	70.33
Holiday Inn Express	49.86	71.0%	70.20	46.20	66.5%	69.44
Ramada Limited	49.81	67.6%	73.66	44.92	73.3%	61.31
GuestHouse Inn	37.03	51.7%	71.60	35.76	61.2%	58.43
Days Inn	37.72	63.1%	59.79	35.53	63.3%	56.12
Sleep Inn	51.87	79.4%	65.36	43.98	82.1%	53.58
Supertel Inn *	35.77	47.3%	75.69	55.64	75.0%	74.22

Hotel Subtotal	37.36	64.9%	57.57	34.70	64.1%	54.11

Savannah Suites *	17.23	72.1%	23.91	—	—	—

Total all Properties	$36.82	65.1%	$56.58	$34.70	64.1%	$54.11

*	Supertel Inn consist of three hotels and Savannah Suites consist of six hotels which are not affiliated with a national franchise.

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

Part II. OTHER INFORMATION:

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 21, 2006, the Company issued 10,620 shares of common stock upon the conversion of 6,000 shares of the Series A Convertible Preferred Stock , at a conversion price of $5.66 per share of common stock (equivalent to a conversion rate of 1.77 shares of common stock for each share of Series A Convertible Preferred Stock). The shares of common stock were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided under Section 3(a)(9) of the Securities Act. The Company received no additional consideration for the conversion.

Item 5. OTHER INFORMATION

Summary Financial Data

The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the consolidated statements of operations and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Part II. OTHER INFORMATION:

(In thousands, except per share and statistical data)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Income from continuing operations before income taxes	$2,507	$2,331	$3,911	$3,238

Net income available to common shareholders	$1,935	$1,959	$2,738	$3,003

Earnings per share - basic	$0.16	$0.16	$0.23	$0.25

Earnings per share - diluted	$0.15	$0.16	$0.23	$0.25

FFO available to common shareholders (1)	$4,131	$3,626	$9,073	$7,984

FFO per share - basic	0.34	0.30	0.75	0.66

FFO per share - diluted	0.30	0.30	0.68	0.66

Net cash flow:
Provided by operating activities	$5,576	$3,826	$12,264	$9,156
Used by investing activities	$(29,655)	$(3,404)	$(38,655)	$(5,906)
Provided (used) by financing activities	$24,852	$(487)	$27,606	$(2,992)

Weighted average number of shares outstanding for:
calculation of earnings per share - basic	12,073	12,064	12,067	12,062

calculation of earnings per share - diluted	14,762	12,064	12,072	12,062

Weighted average number of shares outstanding for:
calculation of FFO per share - basic	12,073	12,064	12,067	12,062

calculation of FFO per share - diluted	14,957	12,064	14,762	12,062

RECONCILIATION OF NET INCOME TO FFO
Net income available to common shareholders	$1,935	$1,959	$2,738	$3,003
Depreciation and amortization	2,195	1,668	6,329	4,982
Net(gain) loss on disposition of real estate assets	1	(1)	6	(1)

FFO available to common shareholders	$4,131	$3,626	$9,073	$7,984

ADDITIONAL INFORMATION
Average Daily Rate	$56.81	$55.92	$56.58	$54.11
Revenue Per Available Room	$39.34	$38.95	$36.82	$34.70
Occupancy	69.3%	69.6%	65.1%	64.1%

(1)	FFO is a non-GAAP financial measure. The Company considers FFO to be a market-accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings, for an understanding of the Company’s operating results. FFO, as defined under the National Association of Real

Part II. OTHER INFORMATION, CONTINUED:

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

Supertel Hospitality, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Paul J. Schulte
Paul J. Schulte
President and Chief Executive Officer

Dated this 9th day of November, 2006

By:	/s/ Donavon A. Heimes
Donavon A. Heimes
Chief Financial Officer, Treasurer, and Secretary

Dated this 9th day of November, 2006