Form 10-K
period 2006-12-31
SUPERTEL HOSPITALITY INC
filed 2007-03-22
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market, LLC

Series A Convertible Preferred Stock, $.01 par value per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     No  ☒

As of June 30, 2006 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $58,558,000 based on the $6.50 closing price as reported on the Nasdaq Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2007
Common Stock, $.01 par value per share	19,728,121 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2007 (Proxy Statement)	Part III

PART I

Item 1.	Business

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of December 31, 2006 we owned 88 limited service hotels in 19 states. Our hotels operate under several national franchise brands.

Our significant events for 2006 include:

•	sale of 7,544,936 shares of common stock at an offering price of $6.70 per share in a public offering commenced in December;

•	purchase of 12 additional hotels;

•	increase in overall property operating income (POI) and occupancy; growth in average daily rate (ADR) and revenue per available room (RevPAR) for limited service hotels;

•	addition of extended stay hotels to the Company’s lodging portfolio; and

•	payment of quarterly dividends on the common stock, for a total of $.365 per share in 2006, up from $.24 per share in 2005.

Recent Events

The dividend declared by the Board of Directors for the first quarter of 2007 is $.11  1/4 , payable April 30, 2007 to shareholders of record on March 30, 2007. The dividend represents a  1/4 cent increase from the prior quarter. The Company acquired five additional hotels on January 5, 2007, and as of March 7, 2007, the Company has entered into agreements, subject to customary purchase conditions, to purchase 29 additional limited service hotels.

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

General Development of Business

We are a real estate investment trust (REIT) for federal income tax purposes and we were incorporated in Virginia on August 23, 1994. Our common stock began to trade on The Nasdaq Global Market on October 30, 1996. Our preferred stock began to trade on The Nasdaq Global Market on December 30, 2005.

Through our wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust, we own a controlling interest in Supertel Limited Partnership and E&P Financing Limited Partnership. We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnerships, Supertel Limited Partnership and E&P Financing Limited Partnership, limited partnerships, limited liability companies or other subsidiaries of our operating partnerships. We currently own, indirectly, an approximate 97% general partnership interest in Supertel Limited Partnership and a 100% partnership interest in E&P Financing Limited Partnership. In the future, these limited partnerships may issue limited partnership interests to third parties from time to time in connection with our acquisitions of hotel properties.

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to our wholly owned taxable REIT subsidiaries. Under the REIT Modernization Act (“RMA”), which became effective January 1, 2000, REITs are permitted to lease their hotels to wholly owned taxable REIT subsidiaries. We formed TRS Leasing, Inc. and its wholly owned subsidiaries TRS Subsidiary LLC and SPPR TRS Subsidiary, LLC (collectively the “TRS Lessee”) in accordance with the RMA. Pursuant to the RMA, the TRS Lessee is required to enter into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS Lessee. Accordingly the hotels are leased to our taxable TRS Lessee and are managed by Royco Hotels Inc. (“Royco Hotels”) formerly known as Royal Host Management Inc.

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

General At December 31, 2006, we owned, through our subsidiaries, 88 hotels in 19 states. The hotels are operated by Royco Hotels. We acquired 5 additional hotels on January 5, 2007, and as of March 7, 2007, we have entered into agreements, subject to customary purchase conditions, to purchase 29 additional limited service hotels.

Our primary objective is to increase shareholder value through increasing the operating returns of the hotels, and by acquiring equity interests in hotels that meet our investment criteria.

Internal Growth Strategy We seek to grow internally through improvements to our hotel operating results, principally through increased occupancy and average daily rates, and through reductions in operating expenses. As a REIT, we are required to distribute 90% of our REIT taxable income as dividends to our stockholders each year. Thus, internally generated cash flow will principally be used to pay dividends and any residual cash flow, together with cash flow from external financing sources, may be used to fund ongoing capital improvements, including furniture, fixtures and equipment, to our hotels and to meet general corporate and other working capital needs.

Acquisition Strategy Any acquisition, investment or purchase of property requires approval of the Investment Committee of our board of directors. Our general investment criteria are described below:

•	nationally or regionally franchised hotels in locations with relatively high demand for rooms, and a relatively low supply of competing hotels;

•	hotels which could benefit from new management, a new marketing strategy and association with a national franchisor;

•	hotels which could benefit significantly from renovations; and

•	hotels in attractive locations that could benefit by changing franchises to a grade that is more appropriate for the location and clientele.

Our organizational documents do not limit the types of investments we can make; however, our intent is to focus primarily on midscale without food and beverage and economy, including economy extended-stay hotel properties.

We acquired twelve hotels in 2006 through our subsidiaries. The following table reflects additional information regarding each of these hotels:

Hotel	Location	Date Acquired	Rooms
Super 8	CLARINDA, IOWA	1/13/2006	40
Supertel Inn	CRESTON, IOWA	6/30/2006	41
Supertel Inn	NEOSHO, MISSOURI	12/27/2006	47
Supertel Inn	JANE, MISSOURI	12/27/2006	45
Comfort Inn	ERLANGER, KENTUCKY	05/08/06	145
Savannah Suites	SAVANNAH, GEORGIA	8/18/2006	160
Savannah Suites	AUGUSTA, GEORGIA	8/18/2006	172
Savannah Suites	CHAMBLEE, GEORGIA	8/18/2006	120
Savannah Suites	JONESBORO, GEORGIA	8/18/2006	172
Savannah Suites	STONE MOUNTAIN, GEORGIA	8/18/2006	140
Savannah Suites	GREENVILLE, SOUTH CAROLINA	8/18/2006	170
Savannah Suites	ATLANTA, GEORGIA	11/16/2006	164

			1,416

Development Strategy Subject to market conditions and the availability of financing, we may selectively grow through the development of new limited-service and extended stay hotel properties. We are interested in sites that offer the potential to attract a diverse mix of market segments.

Our site selection criteria include some or all of the following characteristics:

•	urban or resort locations with relatively high demand for rooms, and a relatively low supply of competing hotels;

•	areas that have strong industrial bases with the potential for future growth;

•	communities with state or federal installations, colleges or universities; and

•	sites that currently have an aging hotel presence.

These criteria describe the basic characteristics that we look for prior to committing to the development of a new hotel. Sites that are selected may have some or all of the market characteristics described above, as well as characteristics that are not specifically described herein. Sites selected by us will not necessarily possess all of these characteristics.

Sale of Hotels We may undertake the sale of one or more of the hotels from time to time in response to changes in market conditions, our current or projected return on our investment in the hotels or other factors which the board of directors deems relevant. We undertook a specific disposition program beginning in 2001 that included the sale of 23 hotels through December 31, 2004. The proceeds from the sale of these hotels were used primarily to repay existing debt. We did not sell any hotels in 2005 or 2006 and none of our hotels were classified as being held for sale as of December 31, 2006; however, we may sell additional hotels in the future as market conditions and other factors so warrant.

Hotel Management Royco Hotels, an independent contractor, manages our hotels pursuant to a hotel management agreement with TRS Lessee. The management agreement provides that Royco Hotels has control of all operational aspects of the hotels, including employee-related matters. Royco Hotels must generally maintain each hotel in good repair and condition and make such routine maintenance, repairs and minor alterations as it deems reasonably necessary. Additionally, Royco Hotels must operate the hotels in accordance with the franchise agreements that cover the hotels, which includes using franchisor sales and reservation systems as well as abiding by franchisors’ marketing standards. Royco Hotels may not assign the management agreement without our consent.

The management agreement generally requires TRS Lessee to fund debt service, working capital needs and capital expenditures and fund Royco Hotels’s third-party operating expenses, except those expenses not related to the operation of the hotels. The management agreement generally requires that the hotels meet the franchisors’ standards regarding physical, operational and technological matters. TRS Lessee is responsible for obtaining and maintaining insurance policies with respect to the hotels.

Management Fees Royco Hotels receives a monthly base management fee and an incentive management fee, if certain financial thresholds are met or exceeded. The management agreement, as amended effective January 1, 2007, provides for monthly base management fees and absorbing additional operating expenses as follows:

•	4.25% of gross hotel income for the month for up to the first $75 million of gross hotel income for a fiscal year;

•	4.00% of gross hotel income for the month for gross hotel income exceeding $75 million up to $100 million for a fiscal year;

•	3.00% of gross hotel income for the month for gross hotel income exceeding $100 million for a fiscal year; and

•	the base compensation of Royco Hotels district managers to be included in the operating expenses of TRS Lessee.

Prior to the amendment, the base management fee was 4.75% of the gross hotel revenues for all but ten of the hotels. The base management fee for those ten hotels was 4.0%.

If annual net operating income exceeds 10% of our total investment in the hotels, then Royco Hotels receives an incentive management fee of 10% of the excess of net operating income up to the first $1 million, and 20% of excess net operating income above $1 million.

Term and Termination The management agreement expires on December 31, 2011 and, unless Royco Hotels elects not to extend the term, the term of the agreement will be extended to December 31, 2016 if (i) Royco Hotels achieves average annual net operating income of at least 10% of our total investment in the hotels during the four fiscal years ending December 1, 2011 and (ii) Royco Hotels does not default prior to December 31, 2011.

The management agreement may be terminated as follows:

•	either of us may terminate the management agreement if net operating income is not at least 8.5% of our total investment in the hotels or if we undergo a change of control;

•	we may terminate the agreement if Royco Hotels undergoes a change of control;

•	we may terminate the agreement if tax laws change to allow a hotel REIT to self manage its properties; and

•	by the non-defaulting party in the event of a default that has not been cured within the cure period.

If we terminate the management agreement because we undergo a change of control, Royco Hotels undergoes a change of control due to the death of one of its principals, or due to a tax law change, then Royco Hotels will be entitled to a termination fee equal to the greater of (i) $3.6 million less an amount equal to $.1 million multiplied by the number of months after December 31, 2006 preceding the month of termination or (ii) 50% of the base management fee paid to Royco Hotels during the twelve months prior to notice of termination. Under certain circumstances, Royco Hotels will be entitled to a termination fee if we sell a hotel and do not acquire another hotel or replace the sold hotel within twelve months. The fee, if applicable, is equal to 50% of the base management fee paid with respect to the sold hotel during the prior twelve months.

Defaults and Indemnity The following are events of default under the management agreement:

•	the failure of Royco Hotels to diligently and efficiently operate the hotels pursuant to the management agreement;

•	the failure of either party to pay amounts due to the other party pursuant to the management agreement;

•	certain bankruptcy, insolvency or receivership events with respect to either party;

•	the failure of either party to perform any of their obligations under the management agreement;

•	loss of the franchise license for a hotel because of Royco Hotels;

•	failure by Royco Hotels to pay, when due, the accounts payable for the hotels for which we have previously reimbursed Royco Hotels; and

•	any of the hotels fail two successive franchisor inspections if the deficiencies are within Royco Hotels’s reasonable control.

With the exception of certain events of default as to which no grace period exists, if an event of default occurs and continues beyond the grace period set forth in the management agreement, the non-defaulting party has the option of terminating the agreement.

The management agreement provides that each party, subject to certain exceptions, indemnifies and holds harmless the other party against any liabilities stemming from certain negligent acts or omissions, breach of contract, willful misconduct or tortuous actions by the indemnifying party or any of its affiliates.

Franchise Affiliation

Seventy-six of our hotels owned at December 31, 2006 operate under the following national franchise brands:

	Franchise Brand	Number of Hotels
(a)	Super 8 (1)	45
(b)	Comfort Inn/Comfort Suites (2)	21
(c)	Hampton Inn (3)	3
(d)	Holiday Inn Express (4)	3
(e)	Sleep Inn (2)	1
(f)	Days Inn (1)	1
(g)	Ramada Limited (1)	1
(h)	Guest House Inn (5)	1

(1)	Super 8 ® , Ramada Limited ® , and Days Inn ® are registered trademarks of Wyndham Worldwide.
(2)	Comfort Inn ® , Comfort Suites ® and Sleep Inn ® are registered trademarks of Choice Hotels International, Inc.
(3)	Hampton Inn ® is a registered trademark of Hilton Hotels Corporation.
(4)	Holiday Inn Express ® is a registered trademark of Six Continents Hotels, Inc.
(5)	Guesthouse ® is a registered trademark of Guesthouse International Franchise Systems, Inc.

Twelve of our hotels are not affiliated with a national franchise brand. Seven of these hotels operate under the Savannah Suites name and five of these hotels operate under the Supertel Inn name.

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

Employees

At December 31, 2006, we had 14 employees. Royco Hotels, the manager of our hotels, has a workforce of approximately 1,400 employees dedicated to the operation of the hotels.

Item 1A.	RISK FACTORS

Risks Related to Our Business

We cannot assure you that we will qualify, or remain qualified, as a REIT.

We currently are taxed as a REIT, and we expect to qualify as a REIT for future taxable years, but we cannot assure you that we will remain qualified as a REIT. If we fail to remain qualified as a REIT, all of our earnings will be subject to federal income taxation, which will reduce the amount of cash available for distribution to our stockholders.

Our returns depend on management of our hotels by third parties.

In order to qualify as a REIT, we cannot operate any hotel or participate in the decisions affecting the daily operations of any hotel. Under the REIT Modernization Act of 1999, REITs are permitted to lease their hotels to TRSs. However, a TRS, such as TRS Lessee, may not operate or manage the leased hotels and, therefore, must enter into management agreements with third-party eligible independent contractors to manage the hotels. Thus, an independent operator under a management agreement with TRS Lessee controls the daily operations of each of our hotels.

Under the terms of the management agreement between TRS Lessee and Royco Hotels, our ability to participate in operating decisions regarding the hotels is limited. We depend on Royco Hotels to adequately operate our hotels as provided in the management agreement. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force Royco Hotels to change its method of operation of our hotels. We can only seek redress if a management company violates the terms of the management agreement with TRS Lessee, and then only to the extent of the remedies provided for under the terms of the management agreement. Additionally, in the event that we need to replace our management company, we may experience decreased occupancy and other significant disruptions at our hotels and in our operations generally.

Failure of the hotel industry to continue to improve may adversely affect our ability to execute our business strategies, which, in turn, would adversely affect our ability to make distributions to our stockholders.

Our business strategy is focused in the hotel industry, and we cannot assure you that hotel industry fundamentals will continue to improve. Economic slowdown and world events outside our control, such as terrorism, have adversely affected the hotel industry in the recent past and if these events reoccur, may adversely affect the industry in the future. In the event conditions in the hotel industry do not continue to improve as we may expect, our ability to execute our business strategies will be adversely affected, which, in turn, would adversely affect our ability to make distributions to our stockholders.

We face competition for the acquisition of hotels and we may not be successful in identifying or completing hotel acquisitions that meet our criteria, which may impede our growth.

One component of our business strategy is expansion through acquisitions, and we may not be successful in identifying or completing acquisitions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, REITs, hotel companies and others who are engaged in the acquisition of hotels. This competition for hotel investments may increase the price we pay for hotels and these competitors may succeed in acquiring those hotels that we seek to acquire. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater marketing and financial resources, may be willing to pay more or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them. If we pay higher prices for hotels, our returns on investment and profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and may result in stockholder dilution.

Our TRS lessee structure subjects us to the risk of increased operating expenses.

Our hotel management agreement requires us to bear the operating risks of our hotel properties. Our operating risks include not only changes in hotel revenues and changes in TRS Lessee’s ability to pay the rent due under the leases, but also increased operating expenses, including, among other things:

•	wage and benefit costs;

•	repair and maintenance expenses;

•	energy costs;

•	property taxes;

•	insurance costs; and

•	other operating expenses.

Any decreases in hotel revenues or increases in operating expenses could have a materially adverse effect on our earnings and cash flow.

Our debt service obligations could adversely affect our operating results, may require us to liquidate our properties and limit our ability to make distributions to our stockholders.

We seek to maintain a total stabilized debt level of no more than 40% to 55% of our aggregate property investment. We, however, may change or eliminate this target at any time without the approval of our stockholders. In the future, we and our subsidiaries may incur substantial additional debt, including secured debt. Incurring such debt could subject us to many risks, including the risks that:

•	our cash flow from operations will be insufficient to make required payment of principal and interest;

•	we may be more vulnerable to adverse economic and industry conditions;

•

we may be required to dedicate a substantial portion of our cash flow from operations to the repayment of our debt, thereby reducing the cash available for distribution to our stockholders, funds available for operations and capital expenditures, future investment opportunities or other purposes;

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced; and

•	the use of leverage could adversely affect our stock price and the ability to make distributions to our stockholders.

If we violate covenants in our indebtedness agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on favorable terms, if at all.

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance this debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our hotel properties on disadvantageous terms, potentially resulting in losses adversely affecting cash flow from operating activities. In addition, we may place mortgages on our hotel properties to secure our line of credit or other debt. To the extent we cannot meet these debt service obligations, we risk losing some or all of those properties to foreclosure. Additionally, our debt covenants could impair our planned strategies and, if violated, result in a default of our debt obligations.

Higher interest rates could increase debt service requirements on our floating rate debt and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities or other purposes. We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to “hedge” against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

Our ability to make distributions to our stockholders is subject to fluctuations in our financial performance, operating results and capital improvement requirements.

As a REIT, we generally will be required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction, each year to our stockholders. In the event of future downturns in our operating results and financial performance or unanticipated capital improvements to our hotel properties, we may be unable to declare or pay distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our board of directors, which will consider, among other factors, our actual results of operations, debt service requirements, capital expenditure requirements for our properties and our operating expenses. We may not generate sufficient cash in order to fund distributions to our stockholders.

Among the factors which could adversely affect our results of operations and our distributions to stockholders are reduced net operating profits or operating loses, increased debt service requirements and capital expenditures at our hotel properties. Among the factors which could reduce our net operating profits are decreases in hotel property revenues and increases in hotel property operating expenses. Hotel property revenue can decrease for a number of reasons, including increased competition from a new supply of rooms and decreased demand for rooms. These factors can reduce both occupancy and room rates at our hotel properties.

We have restrictive debt covenants that could adversely affect our ability to run our business.

We file quarterly loan compliance certificates with certain of our lenders. As of September 30, 2004, we requested and received a loan-to-value and a debt service coverage ratio waiver with respect to a term loan with First National Bank of Omaha N.A. On September 30, 2006, the bank agreed to a covenant modification effective through November 1, 2009, providing for a lower loan-to-value ratio and debt service coverage ratio.

Weakness in the economy, and the lodging industry at large, may result in our non-compliance with our loan covenants. Such non-compliance with our loan covenants may result in our lenders restricting the use of our operating funds for capital improvements to our existing hotels, including improvements required by our franchise agreements. We cannot assure you that our loan covenants will permit us to maintain our historic business strategy.

Our restrictive debt covenants may jeopardize our tax status as a REIT.

To maintain our REIT tax status, we generally must distribute at least 90% of our REIT taxable income to our stockholders annually. In addition, we are subject to a 4% non-deductible excise tax if the actual amount distributed to shareholders in a calendar year is less than a minimum amount specified under the federal income tax laws. We have previously announced a general dividend policy of paying out approximately 100% of annual REIT taxable income. In the event we do not comply with our debt service obligations, our lenders may limit our ability to make distributions to our shareholders, which could adversely affect our REIT tax status.

Our failure to have distributed the former Supertel’s earnings and profits may compromise our tax status.

At the end of any taxable year, a REIT may not have any accumulated earnings and profits (described generally for federal income tax purposes as cumulative undistributed net income) from a non-REIT corporation. In October 1999, our company and the former Supertel Hospitality, Inc. merged. We were the surviving entity in the merger and in May 2005 we changed our name to Supertel Hospitality, Inc. Prior to the effective time of the merger between our company and the former Supertel, the former Supertel paid a dividend to its stockholders of record in the amount of its accumulated earnings and profits for federal income tax purposes. Accordingly, we should not have succeeded to any of the then current and accumulated earnings and profits of the former Supertel. However, the determination of accumulated earnings and profits for federal income tax purposes is extremely complex and the former Supertel’s computations of its accumulated earnings and profits are not binding upon the IRS. Should the IRS successfully assert that the former Supertel’s accumulated earnings and profits were greater than the amount distributed by the former Supertel, we may fail to qualify as a REIT.

Because we have elected to be subject to the “built-in gain” rules associated with our REIT election, our sale of assets acquired in our 1999 merger with the former Supertel will be taxable if sold within ten years of the merger.

We are subject to the “built-in gain” rules with respect to the assets acquired in the 1999 merger with the former Supertel. Under those rules, we will be subject to tax at the highest regular corporate rate on the built-in gain in the acquired assets (i.e., the excess of the fair market value of the assets over their adjusted basis at the time of the merger) if we dispose of the assets in a taxable transaction within 10 years of the merger. This ten-year period expires October 2009. We recognized built-in gains taxes of $286,000 due to dispositions of five of those hotels in 2004.

Operating our hotels under franchise agreements could adversely affect distributions to our shareholders.

Seventy-six of our hotels operate under franchise agreements and we are subject to the risks of concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to any one of our particular brands. Risks associated with our brands could adversely affect our lease revenues and the amounts available for distribution to our shareholders.

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

Neither our articles of incorporation nor our bylaws limit the amount of debt we can incur. Our board of directors can implement and modify a debt limitation policy without shareholder approval. We cannot assure you that we will be able to obtain additional equity financing or debt financing or that we will be able to obtain any financing on favorable terms.

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

The new hotels that we may develop will have no operating history. These hotels, both during the start-up period and after they have stabilized, may not achieve anticipated levels of occupancy, average daily room rates, or gross operating margins, and could result in operating losses and reduce the amount of distributions to our shareholders.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.

We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Investments in joint ventures may require that we provide the joint venture entity with the right of first offer or right of first refusal to acquire any new property we consider acquiring directly. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners or co-venturers. For example, we may be required to guarantee indebtedness incurred by a partnership, joint venture or other entity for the purchase or renovation of a hotel property. Such a guarantee may be on a joint and several basis with our partner or co-venturer in which case we may be liable in the event such party defaults on its guaranty obligation.

Our business could be disrupted if we need to find a new manager upon termination of an existing management agreement.

If Royco Hotels fails to materially comply with the terms of the management agreement, we have the right to terminate the management agreement. Upon termination, we would have to find another manager to manage the property. We cannot operate the hotels directly due to federal income tax restrictions. We cannot assure you that we would be able to find another manager or that, if another manager were found, we would be able to enter into a new management agreement favorable to us. Our franchisors may require us to make substantial capital improvements to the hotels prior to their approval, if required, of a new manager. There would be disruption during any change of hotel management that could adversely affect our operating results and reduce our distributions to our shareholders.

If we decide to sell hotels, we may not be able to sell those hotels on favorable terms.

We sold twenty-two hotels between 2002 and 2004. We did not sell any hotels in either 2005 or 2006. We may decide to sell additional hotels in the future. We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our disposition strategy. In the event that we cannot fully execute our disposition strategy or realize the benefits therefrom, we will not be able to fully execute our growth strategy.

Geographic concentration of our hotels will make our business vulnerable to economic downturns in the Midwestern and Eastern United States.

Most of our hotels are located in the Midwestern and Eastern United States. Economic conditions in the Midwestern and Eastern United States will significantly affect our revenues and the value of our hotels. Business layoffs or downsizing, industry slowdowns, changing demographics and other similar factors may adversely affect the economic climate in these areas. Any resulting oversupply or reduced demand for hotels in the Midwestern and Eastern United States and our markets in particular would therefore have a disproportionate negative impact on our revenues and limit our ability to make distributions to stockholders.

Unanticipated expenses and insufficient demand for hotels we acquire in new geographic markets could adversely affect our profitability and our ability to make distributions to our stockholders.

As part of our business plan, we may develop or acquire hotels in geographic areas in which our management may have little or no operating experience and in which potential customers may not be familiar with our franchise brands. As a result, we may have to incur costs relating to the opening, operation and promotion of those new hotel properties that are substantially greater than those incurred in other areas. These hotels may attract fewer customers than our existing hotels, while at the same time, we may incur substantial additional costs with these new hotel properties. Unanticipated expenses and insufficient demand at a new hotel property, therefore, could adversely affect our profitability and our ability to make distributions to our stockholders.

An economic recession and industry downturn could adversely affect our results of operations.

If room supply outpaces demand, our operating margins may deteriorate and we may be unable to execute our business plan. In addition, if this trend continues, we may be unable to continue to meet our debt service obligations or to obtain necessary additional financing.

Our borrowing costs are sensitive to fluctuations in interest rates.

Higher interest rates could increase debt service requirements on our floating rate debt including any borrowings under our credit facilities. Any borrowings under our credit facilities will have floating interest rates, which may increase due to market conditions. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our hotel investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

Future acquisitions may not yield the returns expected, may result in disruptions to our business, may strain management resources and may result in stockholder dilution.

Our business strategy may not ultimately be successful and may not provide positive returns on our investments. Acquisitions may cause disruptions in our operations and divert management’s attention away from day-to-day operations. The issuance of equity securities in connection with any acquisition could be substantially dilutive to our stockholders.

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

Beginning with our fiscal year ending December 31, 2007, we will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We could incur significant costs relating to our compliance with Section 404.

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, our management evaluates the effectiveness of our disclosure controls and procedures, and management’s conclusions regarding the effectiveness are disclosed in our reports filed with the Securities and Exchange Commission. We expect that, beginning with our fiscal year ending December 31, 2007, Section 404 of Sarbanes-Oxley Act of 2002 will require our management to deliver a report that assesses our internal control over financial reporting for the year ending December 31, 2007, and our auditors to deliver an attestation report on management’s assessment of, and the operating effectiveness of, our internal controls over financial reporting in conjunction with our auditor’s opinion on our financial statements for our fiscal year ending December 31, 2007. We may incur significant expenses in order for our auditors to render their attestation report. Further, our auditors may identify material weaknesses in our internal controls over financial reporting and we may incur significant remediation costs.

Risks Related to the Hotel Industry

Our ability to make distributions to our shareholders may be affected by factors in the hotel industry that are beyond our control.

Operating Risks

Our hotels are subject to various operating risks found throughout the hotel industry. Many of these risks are beyond our control. These include, among other things, the following:

•	competitors with substantially greater marketing and financial resources than us;

•	over-building in our markets, which adversely affects occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism;

•	terrorist incidents which may deter travel;

•	increases in energy costs, airline fares and other expenses, which may affect travel patterns and reduce the number of business and commercial travelers and tourists; and

•	adverse effects of general, regional and local economic conditions.

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

Investment Concentration in Particular Segments of Single Industry

Our entire business is hotel-related. Our investment strategy is to acquire interests in midscale without food and beverage service and economy hotel properties. Therefore, a downturn in the hotel industry in general and the economy and midscale without food and beverage service segments in particular will have a material adverse effect on our lease revenues and amounts available for distribution to our shareholders.

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

For the twelve months ended December 31, 2006, we spent approximately $4.9 million for capital improvements to our hotels.

Recent economic trends, the military action in Afghanistan and Iraq and prospects for future terrorist acts and military action have adversely affected the hotel industry generally, and similar future events could adversely affect the industry in the future.

Terrorist attacks and the after-effects (including the prospects for more terror attacks in the United States and abroad), combined with economic trends and the U.S.-led military action in Afghanistan and Iraq, substantially reduced business and leisure travel and lodging industry RevPAR generally. We cannot predict the extent to which these factors will directly or indirectly impact your investment in our common stock, the lodging industry or our operating results in the future. Declining RevPAR at our hotels would reduce our net income and restrict our ability to fund capital improvements at our hotels and our ability to make distributions to stockholders necessary to maintain our status as a REIT. Additional terrorist attacks, acts of war or similar events could have further material adverse effects on the markets on which shares of our common stock will trade, the lodging industry in general and our operations in particular.

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders.

We intend to maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like earthquakes and floods, losses from foreign terrorist activities or domestic, may not be insurable or may not be economically insurable. Initially, we do not expect to obtain terrorism insurance on our hotel properties because it is costly. Lenders may require such insurance and our failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could reduce our net income and limit our ability to obtain future financing.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

The hotel business is capital intensive, and our inability to obtain financing could limit our growth.

Our hotel properties will require periodic capital expenditures and renovation to remain competitive. Acquisitions or development of additional hotel properties will require significant capital expenditures. The lenders under some of the mortgage debt that we will assume will require us to set aside varying amounts each year for capital improvements at our hotels. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income, excluding net capital gains, each year to maintain our REIT tax status. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. As a result, our ability to fund capital expenditures, acquisitions or hotel development through retained earnings is very limited. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain satisfactory debt or equity financing which will depend on market conditions. Neither our charter nor our bylaws limits the amount of debt that we can incur. However, we cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

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

Americans with Disabilities Act and Other Changes in Governmental Rules and Regulations

Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in the U.S. government imposing fines or in private litigants obtaining damages. If we were required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our ability to make distributions to our shareholders and meet our other obligations could be adversely affected.

General Risks Related to the Real Estate Industry

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties or investments in our portfolio in response to changing economic, financial and investment conditions may be limited. In addition, our management agreement with Royco Hotels requires us to pay a termination fee upon the sale of a certain number of hotels, which will limit our ability to sell hotel properties. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•

civil unrest, acts of God, including earthquakes, floods and other natural disaster and acts of war or terrorism, including the consequences of terrorist acts such as those that occurred on September 11, 2001, which may result in uninsured losses.

We may decide to sell our hotel properties in the future. We cannot predict whether we will be able to sell any hotel property or investment for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property or loan.

We may be required to expend funds to correct defects or to make improvements before hotel property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel property, we may agree to lock-out provisions that materially restrict us from selling that hotel property for a period of time or impose other restrictions, such as limitation on the amount of debt that can be placed or repaid on that hotel property. These facts and any others that would impede our ability to respond to adverse changes in the performance of our hotel properties could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to stockholders.

Our hotels may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which would reduce our cash available for distribution. In addition, the presence of significant mold could expose us to liability from our guests, employees or our management companies and others if property damage or health concerns arise.

Risks Related to our Organization and Structure

Our failure to qualify as a REIT under the federal tax laws would result in adverse tax consequences.

The federal income tax laws governing REITs are complex.

We currently operate as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complex, however, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we would be successful in operating so that we can qualify as a REIT. At any time, new laws, interpretations, or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT. We have not applied for or obtained ruling from the Internal Revenue Service that we will qualify as a REIT.

Failure to qualify as a REIT would subject us to federal income tax.

If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income. We might need to borrow money or sell assets in order to pay any such tax. If we cease to be a REIT, we no longer would be required to distribute most of our taxable income to our stockholders. Unless we were entitled to relief under certain federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

Failure to make required distributions would subject us to tax.

In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. As a result, for example, of differences between cash flow and the accrual of income and expenses for tax purposes, or of nondeductible expenditures, our REIT taxable income in any given year could exceed our cash available for distribution. In addition, to the extent we may retain earnings of TRS Lessee in those subsidiaries, such amount of cash would not be available for distribution to our stockholders to satisfy the 90% distribution requirement. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid federal corporate income tax and the 4% nondeductible excise tax in a particular year.

The formation of TRS Lessee increases our overall tax liability.

TRS Lessee is subject to federal and state income tax on its taxable income, which in the case of TRS Lessee currently consists and generally will continue to consist of revenues from the hotel properties leased by TRS Lessee, net of the operating expenses for such properties and rent payments to us. Accordingly, although our ownership of TRS Lessee allows us to participate in the operating income from our hotel properties in addition to receiving rent, that operating income is fully subject to income tax. Such taxes could be substantial. The after-tax net income of TRS Lessee is available for distribution to us.

We incur a 100% excise tax on transactions with TRS Lessee that is not conducted on an arm’s-length basis. For example, to the extent that the rent paid by TRS Lessee exceeds an arm’s-length rental amount, such amount potentially is subject to the excise tax. We intend that all transactions between us and TRS Lessee will continue to be conducted on an arm’s-length basis and, therefore, that the rent paid by TRS Lessee to us will not be subject to the excise tax.

Complying with REIT requirements may cause us to forego attractive opportunities that could otherwise generate strong risk-adjusted returns and instead pursue less attractive opportunities, or none at all.

To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of generating strong risk-adjusted returns on invested capital for our stockholders.

Complying with REIT requirements may force us to liquidate otherwise attractive investments, which could result in an overall loss on our investments.

To continue to qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. If we fail to comply with these requirements at the end of any calendar quarter, we may be able to preserve our REIT status by benefiting from certain statutory relief provisions. Except with respect to a de minimis failure of the 5% asset test or the 10% vote or value test, we can maintain our REIT status only if the failure was due to reasonable cause and not to willful neglect. In that case, we will be required to dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, and we will be required to pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate (currently 35%) multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.

Taxation of dividend income could make our common stock less attractive to investors and reduce the market price of our common stock.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. Legislation enacted in 2003 and 2006 generally reduced the maximum rate of tax applicable to individuals, trusts and estates on dividend income from regular C corporations to 15.0% through 2010. This reduced substantially the so called “double taxation” (that is, taxation at both the corporate and stockholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs do not qualify for the dividend tax reduction because, as a result of the dividends paid deduction to which REITs are entitled, REITs generally do not pay corporate level tax on income that they distribute to stockholders. As a result of that legislation, individual, trust, and estate investors could view stocks of non-REIT corporations as more attractive relative to shares of REITs than was the case previously because the dividends paid by non-REIT corporations are subject to lower tax rates for such investors.

Provisions of our charter may limit the ability of a third party to acquire control of our company.

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

These ownership limitations may prevent an acquisition of control of our company by a third party without our board of directors’ approval, even if our stockholders believe the change of control is in their best interests. Our charter authorizes our board of directors to issue shares of common stock and shares of preferred stock, and to set the preferences, rights and other terms of the preferred stock. Furthermore, our board of directors may, without any action by the stockholders, amend our charter from time to time to increase or decrease the aggregate number of shares of stock of any class or series of preferred stock that we have authority to issue. Issuances of additional shares of stock may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders’ best interests.

Our ownership limitation may prevent you from engaging in certain transfers of our capital stock.

If anyone transfers shares in a way that would violate the ownership limitation described above or prevent us from continuing to qualify as a REIT under the federal income tax laws, we will consider the transfer to be null and void from the outset, and the intended transferee of those shares will be deemed never to have owned the shares. Those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by our company or sold to a person whose ownership of the shares will not violate the ownership limitation. Anyone who acquires shares in violation of the ownership limitation or the other restrictions on transfer in our articles of incorporation bears the risk that he will suffer a financial loss when the shares are redeemed or sold if the market price of our stock falls between the date of purchase and the date of redemption or sale.

We may be subject to the 100% prohibited transaction tax on the gain recognized on the hotels we sold between 2001 and 2004.

A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We undertook a specific disposition program beginning in 2001 that included the sale of 23 hotels through December 31, 2004. We held the disposed hotels for an average period of eight years and did not acquire the hotels for purposes of resale. Accordingly, we do not believe any of those hotels were held primarily for sale in the ordinary course of our trade or business. However, if the Internal Revenue Service would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

The ability of our board of directors to change our major corporate policies may not be in your interest.

Our board of directors determines our major corporate policies, including our acquisition, financing, growth, operations and distribution policies. Our board may amend or revise these and other policies from time to time without the vote or consent of our stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s headquarters is located in Norfolk, Nebraska in an office building owned by the Company. The following table sets forth certain information with respect to the hotels owned by the Company as of December 31, 2006:

Hotel Brand	Rooms	Hotel Brand	Rooms
Super 8		Comfort Inn /Comfort Suites
Aksarben-Omaha, NE	73	Culpeper, VA	49
Anamosa, IA	35	Chambersburg, PA	63
Antigo, WI	52	Dahlgren, VA	59
Batesville, AR	49	Dublin, VA	99
Burlington, IA	62	Erlanger, KY	145
Charles City, IA	43	Farmville, VA	51
Clarinda, IA	40	Gettysburg, PA	80
Clinton, IA	63	Morgantown, WV	80
Columbus, NE	63	Minocqua, WI	51
Cornhusker–Lincoln, NE	133	New Castle, PA	79
Creston, IA	123	Princeton, WV	51
El Dorado, KS	49	Rocky Mount, VA	61
Fayetteville, AR	83	Sheboygan, WI	59
Ft. Madison, IA	41	Beacon Marina-Solomons, MD	60
Hays, KS	78	Dover, DE	64
Iowa City, IA	86	Fayetteville, NC	120
Jefferson City, MO	77	Warsaw, IN	71
Keokuk, IA	61	Lafayette, IN	62
Kingdom City, MO	62	Marion, IN	62
Kirksville, MO	61	South Bend, IN	135
Lenexa, KS	101	Fort Wayne, IN	128
Manhattan, KS	87	Sleep Inn
Menomonie, WI	81	Omaha, NE	90
Moberly, MO	60	Hampton Inn
Mt. Pleasant, IA	55	Brandon, FL	80
Muscatine, IA	63	Cleveland, TN	59
Neosho, MO	58	Shelby, NC	77
Norfolk, NE	66	Guest House Inn
Omaha, NE	116	Ellenton, FL	63
O’Neill, NE	72	Holiday Inn Express
Parsons, KS	48	Danville, KY	63
Pella, IA	40	Gettysburg, PA	51
Pittsburg, KS	64	Harlan, KY	62
Portage, WI	61	Supertel Inn
Sedalia, MO	87	Key Largo, FL	40
Shawano, WI	55	Jackson, TN	121
Storm Lake, IA	59	Creston, IA	41
Tomah, WI	65	Jane, MO	45
Watertown, SD	57	Neosho, MO	47
Wayne, NE	40	Savannah Suites
West Dodge– Omaha, NE	101	Savannah, GA	160
West “O” – Lincoln, NE	82	Augusta, GA	172
Wichita, KS	119	Chamblee, GA	120
Wichita – (Park City), KS	59	Jonesboro, GA	172
West Plains, MO	49	Stone Mountain, GA	140
Days Inn		Greenville, SC	170
Farmville, VA	59	Pine Street - Atlanata, GA	164
Ramada Limited

Ellenton, FL	73	Total Rooms	6,777

Additional property information is found in Item 8 Schedule III of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

We are not a party to, nor are any of our properties subject to, any material legal proceedings. We are, from time to time, engaged in routine litigation incidental to the business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company as of March 20, 2007

The following are executive officers of the Company as of March 20, 2007:

Paul J. Schulte, Chairman of the Board, Director, President and Chief Executive Officer. Mr. Schulte, age 73, became President and Chief Executive Officer effective August 15, 2004. Mr. Schulte joined the Company’s Board in October 1999, upon acquisition by the Company of the former Supertel Hospitality, Inc. Prior to the acquisition, he was a founder and had been Chairman of the Board, Director, President and Chief Executive Officer of the former Supertel, which was involved in acquiring, developing, owning, managing and operating limited service hotels.

Donavon A. Heimes, Chief Financial Officer, Treasurer and Secretary. Mr. Heimes joined the Company as Chief Financial Officer August 15, 2004. Mr. Heimes, age 62, previously served as a Managing Director of Corporate Finance Associates, a Colorado based merger/acquisition and financial consulting firm since 1997. Mr. Heimes also has had 10 years of accounting and auditing experience with KPMG and over 17 years experience serving as Chief Financial Officer, President and Chief Operating Officer of a privately held company involved in construction, construction materials, heavy equipment manufacturing and real estate development. Mr. Heimes is a CPA, and is a graduate of The University of Nebraska at Omaha and received his MBA from Creighton University.

PART II

Item 5.	Market for the Registrant’s Common Equity / Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

The common stock trades on the Nasdaq Global Market under the symbol “SPPR.” The closing sales price for the common stock on March 9, 2007 was $7.40 per share. The table below sets forth the dividends declared per share and high and low sales prices per share reported on the Nasdaq Global Market for the periods indicated.

	Common Stock
	High	Low	Dividend
2005
First Quarter	$3.99	3.66	0.060
Second Quarter	$4.60	3.67	0.060
Third Quarter	$5.12	4.12	0.070
Fourth Quarter	$5.00	4.40	0.070
2006
First Quarter	$5.55	4.54	0.090
Second Quarter	$6.58	5.02	0.100
Third Quarter	$7.98	6.05	0.105
Fourth Quarter	$7.59	6.39	0.110

(b)	Holders

As of March 5, 2007, the approximate number of holders of record of the common stock was 152 and the approximate number of beneficial owners was 4,538.

(c)	Dividends

Dividends paid of $.365 during the year ended December 31, 2006 of which $.219 represented ordinary income and $.146 represented a nondividend distribution to shareholders. The 2005 fourth quarter dividend of $.07 was paid in January 2006, and was reported as a component of 2006 dividend payments for income tax purposes. The 2006 fourth quarter dividend of $.11 was paid in January 2007, and will be reported as a component of 2007 dividend payments for income tax purposes. The actual amount of future dividends will be determined by the board of directors based on the actual results of operations, economic conditions, capital expenditure requirements and other factors that the board of directors deems relevant.

PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock for the period December 31, 2001 through December 31, 2006, which the cumulative total return on the SNL securities Hotel REIT Index (“Hotel REITs Index”) and the NASDAQ Composite (“NASDAQ—Total US Index”) for the same period. The Hotel REITs Index is comprised of publicly traded REITs that focus on investments in hotel properties. The NASDAQ Composite is comprised of all United States common shares traded on the NASDAQ Stock Market (previously tiled NASDAQ—Total US). The comparison assumes a starting investment of $100 on December 31, 2001 in the Company’s common stock and in each of the indices shown, and assumes that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

Supertel Hospitality, Inc.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Supertel Hospitality, Inc.	100.00	66.44	164.91	146.02	186.42	294.22
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Hotel REITS Index	100.00	98.65	128.73	170.76	187.50	241.15

Source : SNL Financial LC, Charlottesville, VA

© 2007

Item 6.	Selected Financial Data

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

(In thousands, except per share data)	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
Operating data (1):
Room rentals and other hotel services (2)	$77,134	$60,537	$57,634	$57,209	$58,739

Net earnings (loss) from continuing operations	3,721	2,778	1,299	281	(3,175)
Discontinued operations	—	—	678	728	178

Net earnings (loss)	3,721	2,778	1,977	1,009	(2,997)
Preferred stock dividends	(1,215)	(6)	—	—	—

Net earnings (loss) available to common shareholders	2,506	2,772	1,977	1,009	(2,997)

EBITDA (3)	20,883	15,795	13,991	14,841	15,059

FFO (4)	11,189	9,637	7,732	5,418	3,361

Net earnings (loss) per common share from continuing operations - basic	0.20	0.23	0.11	0.02	(0.28)
Net earnings (loss) per common share from discontinued operations - basic	—	—	0.05	0.06	0.02

Net earnings (loss) per common share basic	0.20	0.23	0.16	0.08	(0.26)

Net earnings (loss) per common share diluted	0.20	0.23	0.16	0.08	(0.26)

FFO per share - basic	0.91	0.80	0.64	0.45	0.30

FFO per share - diluted	0.83	0.80	0.64	0.45	0.30
Total assets	202,148	156,956	118,923	124,949	114,260
Total long-term debt	94,878	92,008	71,418	77,611	94,275
Net cash flow:
Provided by operating activities	13,558	10,215	9,123	10,121	2,424
Provided (used) by investing activities	(49,633)	(32,355)	(197)	8,885	17,835
Provided (used) by financing activities	40,348	22,986	(8,912)	(20,222)	(23,761)

Dividends per share (5)	0.405	0.26	0.20	0.17	—

Weighted average number of shares outstanding:
basic	12,261	12,062	12,054	12,045	11,318

diluted for EPS calculation	12,272	12,062	12,054	12,045	11,318

diluted for FFO per share calculation	14,960	12,062	12,054	12,045	11,318

RECONCILIATION OF NET EARNINGS TO EBITDA
Net earnings (loss) available to common shareholders	$2,506	$2,772	$1,977	$1,009	$(2,997)
Interest	8,255	5,959	5,583	6,786	8,748
Income tax benefit	(107)	(31)	(275)	(120)	840
Depreciation and amortization	8,680	6,863	6,488	6,896	8,210
Minority interest	334	226	218	270	258
Preferred stock dividend	1,215	6	—	—	—

EBITDA (3)	$20,883	$15,795	$13,991	$14,841	$15,059

RECONCILIATION OF NET EARNINGS TO FFO
Net earnings (loss) available to common shareholders	$2,506	$2,772	$1,977	$1,009	$(2,997)
Depreciation and Amortization	8,680	6,863	6,488	6,896	8,210
(Gain) loss on disposition of assets	3	2	(733)	(2,487)	(1,852)

FFO (4)	$11,189	$9,637	$7,732	$5,418	$3,361

(1)	Revenues for all periods exclude revenues from hotels sold or classified as held for sale after January 1, 2002, which are classified in discontinued operations in the statements of operations.

(2)	Hotel revenues include room and other revenues from the operations of the hotels.

(3)	EBITDA is a non-GAAP financial measure. With respect to EBITDA, the Company believes that excluding the effect of non-operating expenses and non-cash charges, all of which are also based on historical cost accounting and may be of limited significance in evaluating current performance, can help eliminate the accounting effects of depreciation and amortization, and financing decisions and facilitate comparisons of core operating profitability between periods and between REITs, even though EBITDA also does not represent an amount that accrues directly to common shareholders.

EBITDA doesn’t represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income, cash flow from operations or any other operating performance measure prescribed by GAAP. EBITDA is not a measure of the Company’s liquidity, nor is EBITDA indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. Neither measurement reflects cash expenditures for long-term assets and other items that have been and will be incurred. EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of the Company’s operating performance.

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

FFO for 2003 and 2002 includes impairment losses on real estate of $2,069,000, and $2,246,000, respectively. Prior to the third quarter of 2003, we followed a practice of excluding such losses from FFO. However, we revised this practice based on clarification of the SEC staff’s position on the FFO treatment of impairment losses and guidance from NAREIT issued during the third quarter of 2003.

(5)	Represents dividends declared by the Company. Dividends paid during the year ended December 31, 2006 ($0.219) represented ordinary income and ($.146) represented nondividend distribution to shareholders. The 2005 fourth quarter dividend ($0.07) was paid in January 2006, and will be reported as a component of 2006 dividend payments for income tax purposes. The 2006 fourth quarter dividend ($0.11) was paid in January 2007, and will be reported as a component of 2007 dividend payments for income tax purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a self-administered real estate investment trust (“REIT”), and through our subsidiaries, we own 88 limited service hotels in 19 states. Our hotels operate under several national franchise brands.

Our significant events for 2006 include:

•	sale of 7,544,936 shares of common stock at an offering price of $6.70 per share in a public offering commenced in December;

•	purchase of 12 additional hotels;

•	increase in overall property operating income (POI) and occupancy; growth in average daily rate (ADR) and revenue per available room (RevPAR) for limited service hotels;

•	addition of extended stay hotels to the Company’s lodging portfolio; and

•	payment of quarterly dividends on the common stock, for a total of $.365 per share in 2006, up from $.24 per share in 2005.

Recent Events

The dividend declared by the Board of Directors for the first quarter of 2007 is $.11  1/4 , payable April 30, 2007 to shareholders of record on March 30, 2007. The dividend represents a  1/4 cent increase from the prior quarter. The Company acquired five additional hotels on January 5, 2007, and as of March 7, 2007, the Company has entered into agreements, subject to customary purchase conditions, to purchase 29 additional limited service hotels.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnerships, Supertel Limited Partnership and E&P Financing Limited Partnership, limited partnerships, limited liability companies or other subsidiaries of our operating partnerships. We currently own, indirectly, an approximate 97% general partnership interest in Supertel Limited Partnership and a 100% partnership interest in E&P Financing Limited Partnership.

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004, and should be read along with the consolidated financial statements and related notes.

RevPAR, ADR and Occupancy

The following table presents our revenue per available room (“RevPAR”), average daily rate (“ADR”) and occupancy by state for 2006, 2005 and 2004, respectively. The comparisons from continuing operations include 88, 76 and 69 hotels for 2006, 2005 and 2004, respectively.

	Year ended December 31,
	2006			2005			2004
State	RevPAR	Occ.	ADR	RevPAR	Occ.	ADR	RevPAR	Occ.	ADR
Limited Service:
Arkansas	$28.23	56.5%	$49.98	$29.24	58.4%	$50.05	$26.32	54.2%	$48.56
Delaware	65.47	69.8%	93.83	61.44	73.5%	83.58	60.50	79.0%	76.56
Florida	53.14	61.3%	86.66	51.96	68.8%	75.53	51.65	68.2%	75.68
Indiana [1]	53.40	67.2%	79.49	37.04	52.7%	70.25	—	—	—
Iowa	29.90	66.3%	45.09	27.97	63.4%	44.10	26.83	63.3%	42.41
Kansas	31.05	63.0%	49.29	29.06	61.0%	47.66	27.86	59.1%	47.13
Kentucky	36.79	64.0%	57.46	39.60	64.3%	61.56	34.54	57.2%	60.36
Maryland	53.41	59.8%	89.31	51.74	64.8%	79.89	47.52	62.7%	75.79
Missouri	25.95	57.5%	45.12	24.95	55.4%	45.07	25.00	55.0%	45.49
Nebraska	26.52	57.4%	46.21	23.78	54.5%	43.63	24.20	57.2%	42.31
North Carolina	36.71	59.2%	62.06	35.41	58.6%	60.41	31.50	55.2%	57.09
Pennsylvania	46.60	62.5%	74.59	46.62	65.3%	71.42	45.59	66.1%	69.01
South Dakota	28.52	64.3%	44.34	28.00	61.6%	45.45	27.83	63.4%	43.88
Tennessee	36.95	54.3%	68.06	45.64	73.7%	61.90	44.41	75.5%	58.85
Virginia	40.90	68.5%	59.74	42.81	73.9%	57.91	37.18	65.0%	57.19
West Virginia	52.23	79.0%	66.10	50.51	80.1%	63.07	48.12	78.9%	61.03
Wisconsin	35.88	65.9%	54.48	32.54	59.0%	55.14	34.64	62.4%	55.52

Subtotal	36.15	62.9%	57.46	33.68	62.4%	54.00	32.64	62.1%	52.59

Limited Service-Extended Stay:
Georgia [2]	17.03	67.8%	25.12	—	—	—	—	—	—
South Carolina [2]	14.19	73.9%	19.20	—	—	—	—	—	—

Subtotal	16.54	68.8%	24.03	—	—	—	—	—	—

Total Limited Service Portfolio	$34.92	63.3%	$55.18	$33.68	62.4%	$54.00	$32.64	62.1%	$52.59

[1]	Acquired in 2005
[2]	Extended stay hotels acquired in 2006

Our RevPAR, ADR and Occupancy, by franchise affiliation, from continuing operations, for 2006, 2005 and 2004, respectively, were as follows:

	Year ended December 31,
	2006			2005			2004
Flag	RevPAR	Occ.	ADR	RevPAR	Occ.	ADR	RevPAR	Occ.	ADR
Super 8	$28.27	61.4%	$46.03	$26.82	58.7%	$45.72	$26.68	59.4%	$44.95
Comfort Inn/Comfort Suites	46.51	66.2%	70.23	45.39	69.3%	65.46	43.55	68.1%	63.97
Hampton Inn [1]	57.41	70.8%	81.11	47.04	69.6%	67.62	45.31	70.6%	64.15
Holiday Inn Express	48.22	68.2%	70.68	44.71	64.9%	68.85	40.17	59.5%	67.50
Ramada Limited	47.24	65.7%	71.95	44.87	73.2%	61.26	40.18	68.3%	58.80
Guest House Inn	33.91	48.4%	70.12	35.43	62.0%	57.16	31.52	58.1%	54.25
Days Inn	35.99	61.7%	58.32	35.66	62.9%	56.67	32.27	58.0%	55.66
Sleep Inn	50.48	76.7%	65.85	41.71	77.6%	53.73	—	—	—
All Others[2]	31.77	42.5%	74.78	72.62	68.0%	106.85	85.97	71.0%	121.11

Subtotal	36.15	62.9%	57.46	33.68	62.4%	54.00	32.64	62.1%	52.59

Savannah Suites [3]	16.54	68.8%	24.03	—	—	—	—	—	—

Total Portfolio	$34.92	63.3%	$55.18	$33.68	62.4%	$54.00	$32.64	62.1%	$52.59

[1]	Hampton Inn numbers for 2005 and 2004 include the Jackson, TN location that was changed to Supertel Inn in 2006
[2}	All Others” category for 2006 presents information for five hotels, consisting of the Company’s two Supertel Inn hotels (one Supertel Inn was newly developed and opened for business June 2006), two independent hotels acquired on December 27, 2006, and the Suites of Key Largo Hotel (none of which are affiliated with a national franchise); in 2005 and 2004 the category presents information for one hotel (a hotel which was undergoing extensive renovation in 2006 and renamed Suites of Key Largo).
[3]	Extended stay hotels acquired in 2006.

Results of Operations

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2006	2005	Continuing Operations Variance
	Continuing Operations	Continuing Operations
Revenues	$77,134	$60,537	$16,597
Hotel and property operations expenses	(53,591)	(42,372)	(11,219)
Interest expense	(8,255)	(5,959)	(2,296)
Depreciation and amortization expense	(8,680)	(6,863)	(1,817)
General and administrative expenses	(2,842)	(2,526)	(316)
Net losses on dispositions of assets	(3)	(2)	(1)
Other income	185	158	27
Minority interest	(334)	(226)	(108)
Income tax benefit	107	31	76

	$3,721	$2,778	$943

Revenues and Operating Expenses

Revenues for 2006 compared to 2005, increased $16.6 million or 27.4%, of which $15.4 million was due to the increase in revenue from acquisitions and $1.2 million was due to the increase in revenue from the same store (stores acquired before January 1, 2005) portfolio. The increase in revenues was also due in part to a 6.4% increase in ADR to $57.46 and a 7.3% increase in RevPAR to $36.15 for the limited service hotels. For the year, the extended stay hotels had ADR of $24.03 and a RevPAR of $16.54. For 2006 compared to 2005, ADR increased 2.2% to $55.18 and RevPAR increased 3.7% to $34.92 for the entire hotel portfolio. The occupancy for all hotels increased 1.4%.

During 2006, hotel and property operations expenses increased $11.2 million, of which $10.3 million was due to the increase in hotel and property operations expenses from new hotel acquisitions and $0.9 million was due to same store, 2006 over 2005.

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense increased by $2.3 million, due primarily to increased debt used for hotel acquisitions. The depreciation and amortization expense increased $1.8 million for 2006 over 2005. This is primarily related to hotel acquisitions as well as asset additions for the same store portfolio outpacing the amount of assets exceeding their useful life. The general and administration expense for 2006 increased $316,000 or 12.5% compared to 2005, this is primarily related to increases in salaries and professional fees.

Income Tax Benefit

The income tax expense (benefit) is related to the taxable earnings (loss) from the Company’s taxable subsidiary, the TRS Lessee. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 40%. The tax benefit is a result of TRS Lessee’s losses for the year ended December 31, 2006 and 2005. The income tax expense (benefit) will vary based on the taxable earnings of the TRS Lessee, a C corporation.

The income tax benefit increased by approximately $76,000 during 2006 compared to the year ago period, due to an increased loss by the TRS Lessee in 2006 compared to the year ago period.

Dispositions

No hotels were sold and no impairment charges were recorded for 2006 and 2005.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2005			2004			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$60,537	$—	$60,537	$57,634	$635	$58,269	$2,903
Hotel and property operations expenses	(42,372)	—	(42,372)	(41,242)	(636)	(41,878)	(1,130)
Interest expense	(5,959)	—	(5,959)	(5,559)	(24)	(5,583)	(400)
Depreciation and amortization expense	(6,863)	—	(6,863)	(6,418)	(75)	(6,493)	(445)
General and administrative expenses	(2,526)	—	(2,526)	(2,134)	—	(2,134)	(392)
Termination and relocation costs	-	—	—	(1,169)	—	(1,169)	1,169
Net gains (losses) on dispositions of assets	(2)	—	(2)	(12)	745	733	10
Other income	158	—	158	175	—	175	(17)
Minority interest	(226)	—	(226)	(218)	—	(218)	(8)
Income tax benefit	31	—	31	242	33	275	(211)

	$2,778	$—	$2,778	$1,299	$678	$1,977	$1,479

Revenues and Operating Expenses

Revenues increased, from continuing operations, by approximately $2.9 million during 2005, of which $1.6 million was due to acquisition and $1.3 million was due to the increase in revenue from the same store (stores acquired before January 1, 2004) portfolio. The increase in revenue was also due, in part, to an increase in ADR of $1.41 or 2.7% and a 0.5% increase in occupancy, which resulted in a $1.04 or 3.2% increase of RevPAR for the year ended December 31, 2005 compared to the year ago period.

Hotel and property operations expenses from continuing operations increased by approximately $1.1 million during 2005, of which acquisitions increased $1.2 million and same store decreased $.1 million.

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense from continuing operations increased by approximately $400,000, due partially to acquisitions and rising rates. Depreciation expense increased $445,000, primarily due to acquisitions and asset additions outpacing the amount of assets exceeding their useful life. General and administrative cost increased by approximately $392,000, due primarily to increases in payroll/taxes/benefits and consulting fees during 2005.

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

Income Tax Benefit

The Income tax expense (benefit) is related to the taxable earnings (loss) from the Company’s taxable subsidiary, the TRS Lessee. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 40%. The tax benefit is a result of TRS Lessee’s losses for the year ended December 31, 2005 and 2004. The income tax expense (benefit) will vary based on the taxable earnings of the TRS Lessee, a C corporation.

The income tax benefit decreased by approximately $211,000 during 2005 compared to the year ago period, due to a reduced loss by the TRS Lessee in 2005 compared to the year ago period.

Dispositions

In 2005 no hotels were sold. In 2004, we recognized net gains on the disposition of assets of approximately $733,000, due primarily to net gains on the sale of five hotels ($745,000, net of built-in gain taxes of $286,000). No impairment charges were recorded for 2005 and 2004.

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

Financing

At December 31, 2006, we had long-term debt of $94.9 million consisting of notes and mortgages payable, with a weighted average term to maturity of 7.0 years and a weighted average interest rate of 7.28%. Aggregate annual principal payments for the next five years and thereafter are as follows (in thousands):

2007	$2,656
2008	2,896
2009	15,805
2010	2,876
2011	3,090
Thereafter	67,555

$94,878

We have no notes or mortgages coming due in 2007. The maturities in 2007, of approximately $2.7 million, consist of principal amortization on mortgage loans which we expect to fund through cash flow from operations.

We file quarterly loan compliance certificates with certain of our lenders. As of December 31, 2006, we were in compliance with all loan covenants.

As of September 30, 2004 we requested and received a loan-to-value and a debt service ratio waiver with respect to a term loan with First National Bank of Omaha N.A. which, on September 30, 2006, was extended through the maturity of the loan, November 1, 2009. The bank agreed that the loan-to-value ratio will be determined using a capitalization rate of 11% for valuing the hotels and the debt service coverage ratio will be 1.35:1. As of December 31, 2006, we were in compliance with the covenants under this term loan, as so modified.

If we fail to pay our indebtedness when due, or fail to comply with covenants, we could incur higher interest rates during the period of such loan defaults, and could ultimately lose the hotels through lender foreclosure.

On February 22, 2007, we entered into a Second Amendment to Loan Agreement with Great Western Bank which amends the Loan Agreement dated January 13, 2005 between the parties by: (a) increasing the loan limit from $20 million to $34 million; (b) increasing the loan to value ratio component of the borrowing base and related covenants from 60% to 65%; (c) decreasing the interest rate 75 basis points to prime minus .75%; and (d) extending the maturity date from January 13, 2008 to February 22, 2009.

We sold 7,544,936 shares of our common stock at an offering price of $6.70 per share in a public offering commenced in December 2006. We sold 1,521,258 shares of our Series A Convertible Preferred Stock at an offering price of $10.00 per share in a public offering in December 2005.

Acquisition of Hotels

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

The Company opened its 41 room Supertel Inn and Conference Center in Creston, Iowa in June 2006. The Conference Center has a capacity of approximately 200 people. This facility was funded by borrowings from the Company’s existing credit facilities with Great Western Bank.

The Company acquired seven Savannah Suites extended-stay hotels with a total of 1,098 rooms in acquisitions completed in August and November 2006. Six of the hotels are located in Georgia and one in South Carolina. The purchase price was approximately $33.3 million, which we financed with borrowings from a new term loan, a new bridge loan and our existing credit facilities.

In December 2006 the Company acquired two independent hotels in Jane and Neosho, Missouri, with a total of 92 rooms. The purchase price of approximately $4.136 million was funded by borrowings from the Company’s existing credit facilities.

In November 2006, we entered into an agreement to acquire four Super 8 hotels and one Comfort Inn hotel, having an aggregate of 468 rooms. The purchase was completed in January 2007 for a purchase price of $24 million, which we financed with borrowings under a new term loan and our existing credit facilities.

As of March 2007, we have entered into agreements to purchase 29 limited service hotels, subject to customary purchase conditions, for an aggregate purchase price of approximately $102 million. We intend to fund the acquisitions from existing credit facilities and new borrowings to be negotiated.

Disposition of Hotels

During 2006 no hotels were sold and as of December 31, 2006 there were no hotels classified as held for sale.

Redemption of Preferred Operating Partnership Units

We own, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 97% general partnership interest in Supertel Limited Partnership, through which we own 32 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 3% is held by limited partners who hold, as of December 31, 2006, 372,195 common operating partnership units and 195,610 preferred operating partnership units. Each limited partner of Supertel Limited Partnership may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common or preferred units, at any time after a specified period following the date he or she acquired the units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, in our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock. The preferred units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership. There were no common operating partnership units or preferred operating partnership units converted during the year ended December 31, 2006.

Contractual Obligations

Below is a summary of certain obligations that will require capital (in thousands) as of December 31, 2006:

Contractual Obligations	Total	Less Than			More than
		1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt, including interest	$136,225	$9,532	$31,516	$16,109	$79,068
Land leases	3,601	60	120	139	3,282

Total contractual obligations	$139,826	$9,592	$31,636	$16,248	$82,350

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less. We also have a management agreement with Royco Hotels for the management of our hotel properties.

Other

To maintain our REIT tax status, we generally must distribute at least 90% of our taxable income to our shareholders annually. In addition, we are subject to a 4% non-deductible excise tax if the actual amount distributed to shareholders in a calendar year is less than a minimum amount specified under the federal income tax laws. We have a general dividend policy of paying out approximately 100% of annual REIT taxable income. The actual amount of any future dividends will be determined by the Board of Directors based on our actual results of operations, economic conditions, capital expenditure requirements and other factors that the Board of Directors deems relevant.

Off Balance Sheet Financing Transactions

We have not entered into any off balance sheet financing transactions.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. We have identified the following principal accounting policies that have a material effect on our consolidated financial statements:

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

Acquisition of Hotel Properties

Upon acquisition, the Company allocates the purchase price of asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment, and intangible assets, if any. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over an estimated useful life of 30 to 40 years for buildings, 15 years for building improvements, and five to twelve years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

The Company is required to make subjective assessments as to the useful lives and classification of its properties for purposes of determining the amount of depreciation expense to reflect each year with respect to those properties. These assessments have a direct impact on the Company’s net income. Should the Company change the expected useful life or classification of particular assets, it would result in a change in depreciation expense and annual net income.

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

Management monitors our interest rate risk closely. The table below presents the annual maturities, weighted average interest rates on outstanding debt at the end of each year and fair values required to evaluate the expected cash flows under debt and related agreements, and our sensitivity to interest rate changes at December 31, 2006. Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed Rate Debt	$2,516	$2,698	$15,368	$2,122	$2,278	$46,084	$71,066	$74,956
Average Interest Rate	7.32%	7.31%	7.26%	7.03%	7.03%	6.54%	7.06%	—

Variable Rate Debt	$140	$198	$437	$754	$812	$21,471	$23,812	$25,587
Average Interest Rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.10%	7.38%	—

As the table incorporates only those exposures that exist as of December 31, 2006, it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise after December 31, 2006.

Item 8.	Financial Statements and Supplementary Data

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Supplementary information required by this Item is presented in Item 6.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Supertel Hospitality, Inc.:

We have audited the consolidated balance sheets of Supertel Hospitality, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supertel Hospitality, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Omaha, Nebraska
March 22, 2007

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of
	December 31, 2006	December 31, 2005
ASSETS
Investments in hotel properties	$254,241	$205,169
Less accumulated depreciation	63,509	55,399

	190,732	149,770

Cash and cash equivalents	5,436	1,163
Accounts receivable	1,332	1,252
Prepaid expenses and other assets	3,116	2,999
Deferred financing costs, net	1,532	1,772

	$202,148	$156,956

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$8,905	$7,937
Long-term debt	94,878	92,008

	103,783	99,945

Minority interest in consolidated partnerships	3,528	3,560

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; 1,515,258 shares issued and outstanding, liquidation preference of $15,153	15	15
Preferred stock warrants	53	53
Common stock, $.01 par value, 25,000,000 shares authorized; 19,074,903 and 12,064,283 outstanding	191	121
Additional paid-in capital	109,319	65,621
Distributions in excess of retained earnings	(14,741)	(12,359)

	94,837	53,451

COMMITMENTS AND CONTINGENCIES
	$202,148	$156,956

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2006	2005	2004
REVENUES
Room rentals and other hotel services	$77,134	$60,537	$57,634

EXPENSES
Hotel and property operations	53,591	42,372	41,242
Depreciation and amortization	8,680	6,863	6,418
General and administrative	2,842	2,526	2,134
Termination and relocation costs	—	—	1,169

	65,113	51,761	50,963

EARNINGS BEFORE NET LOSSES ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST, MINORITY INTEREST, INCOME TAX BENEFIT AND DISCONTINUED OPERATIONS	12,021	8,776	6,671

Net losses on dispositions of assets	(3)	(2)	(12)
Other income	185	158	175
Interest	(8,255)	(5,959)	(5,559)
Minority interest	(334)	(226)	(218)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,614	2,747	1,057
Income tax benefit	(107)	(31)	(242)

EARNINGS FROM CONTINUING OPERATIONS	3,721	2,778	1,299

DISCONTINUED OPERATIONS
Net loss from discontinued operations net of income tax benefit	—	—	(67)
Gain on sale of discontinued operations, net of income taxes	—	—	745

Income from discontinued operations	—	—	678

NET EARNINGS	3,721	2,778	1,977

Preferred stock dividend	(1,215)	(6)	—

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS	$2,506	$2,772	$1,977

NET EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
Continuing operations	$0.20	$0.23	$0.11
Discontinued operations	—	—	0.05

Net earnings	$0.20	$0.23	$0.16

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Years ended December 31, 2006, 2005 and 2004
	Preferred Stock	Preferred Stk Warrants	Common Stock	Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Total
Balance at December 31, 2003	$—	$—	$120	$51,498	$(11,559)	$40,059

Conversion of operating partnership units to common stock	—	—	1	87	—	88

Common dividends - $.20 per share	—	—	—	—	(2,412)	(2,412)

Net earnings	—	—	—	—	1,977	1,977

Balance at December 31, 2004	$—	$—	$121	$51,585	$(11,994)	$39,712

Conversion of operating partnership units to common stock	—	—	—	41	—	41

Common dividends - $.26 per share	—	—	—	—	(3,137)	(3,137)

Preferred stock offering	15	53	—	13,995	—	14,063

Preferred dividends	—	—	—	—	(6)	(6)

Net earnings	—	—	—	—	2,778	2,778

Balance at December 31, 2005	$15	$53	$121	$65,621	$(12,359)	$53,451

Deferred compensation	—	—	—	69	—	69

Common dividends - $.405 per share	—	—	—	—	(4,888)	(4,888)

Common stock offering	—	—	70	43,629	—	43,699

Preferred dividends	—	—	—	—	(1,215)	(1,215)

Net earnings	—	—	—	—	3,721	3,721

Balance at December 31, 2006	$15	$53	$191	$109,319	$(14,741)	$94,837

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,721	$2,778	$1,977
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,668	6,851	6,488
Amortization of intangible assets and deferred financing costs	341	379	228
Net (gains) losses on dispositions of assets	3	2	(733)
Amortization of stock option expense	69	—	—
Write-off of assets related to relocation costs	—	—	91
Imputed interest on notes payable	155	(155)	—
Minority interest	334	226	218
Changes in operating assets and liabilities:
(Increase) decrease in assets	(209)	(1,761)	251
Increase (decrease) in liabilities	476	1,895	603

Net cash provided by operating activities	13,558	10,215	9,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(5,623)	(6,363)	(3,923)
Acquisition and development of hotel properties	(44,015)	(25,998)	—
Proceeds from sale of hotel assets	5	6	3,726

Net cash used by investing activities	(49,633)	(32,355)	(197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(89)	(580)	(88)
Principal payments on long-term debt	(11,910)	(9,137)	(17,233)
Proceeds from long-term debt	14,625	22,952	11,040
Redemption of operating partnership units	—	(1,174)	—
Distributions to minority partners	(351)	(215)	(219)
Preferred stock offering	—	14,063	—
Common stock offering	43,699	—	—
Dividends paid	(5,626)	(2,923)	(2,412)

Net cash provided (used) by financing activities	40,348	22,986	(8,912)

Increase in cash and cash equivalents	4,273	846	14

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,163	317	303

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,436	$1,163	$317

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$7,664	$5,203	$5,906
Income taxes paid	—	—	—

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends declared	$6,103	$3,143	$2,412

Conversion of operating partnership units	$—	$41	$88

Issuance of operating partnership units	$—	$2,793	$—

Assumed debt from Wells Fargo on Sleep Inn	$—	$807	$—

Assumed debt from GE on South Bend	$—	$6,123	$—

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies

Description of Business

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 82 properties with the exception of furniture, fixtures and equipment held by TRS Leasing, Inc. are held directly or indirectly by E&P LP, SLP or Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interest in six properties are held directly by either SPPR-Hotels, LLC (SHLLC) or SPPR-South Bend, LLC (SSBLLC). SHI is the sole general partner in SLP and at December 31, 2006, owned approximately 97% of the Units in SLP. SLP is the general partner in SBILP. At December 31, 2006, SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc and SPPR Holdings, Inc. (SPPRHI). SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, and SLP owned 100% of SSBLLC.

As of December 31, 2006, the Company, through the Partnerships, owned 81 limited service hotels and 7 extended stay hotels (the “hotels”) and one office building. The hotels are leased to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries TRS Subsidiary, LLC and SPPR TRS Subsidiary, LLC (collectively “TRS Lessee”), and were managed by Humphrey Hospitality Management, Inc. and its wholly owned subsidiary, Supertel Hospitality Management, Inc. (“SHMI”) (collectively “HHM”), through July 31, 2004 at which time the contract with HHM was terminated. Effective August 1, 2004, the TRS Lessee entered into a new hotel management agreement with Royco Hotels Inc (Royco Hotels) formerly known as Royal Host Management Inc. The agreement with Royco Hotels provided for a base management fee representing 4.75% and 4.00% of hotel revenue, on 78 and 10 hotels, respectively.

The hotel management agreement with Royco Hotels was amended effective January 1, 2007. The amendment, among other things, provides for: (a) the amendment of the base management fee calculation so that the base management fee is reduced as a percentage of gross hotel revenue (ranging from 4.25% to 3.0%) as revenues increase above certain thresholds; (b) the automatic extension of the term of the management agreement for five years (unless Royco Hotels elects otherwise) in the event of a specified return on Supertel’s hotel investment for the four years ended December 31, 2010; (c) an increase in the termination fee payable to Royco Hotels under certain circumstances equal to the greater of (i) $3.6 million less an amount equal to $.1 million multiplied by the number of months after December 31, 2006 preceding the month of termination or (ii) 50% of the base management fee paid to Royco Hotels during the twelve months prior to notice of termination; and (d) the base compensation of Royco Hotels district managers to be included in the operating expenses paid by TRS Lessee.

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

Effective August 2004, SHMI was acquired by SHI.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

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

Investment in Hotel Properties

Upon acquisition, the Company allocates the purchase price of assets to asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment, and intangible assets, if any. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over an estimated useful life of 20 to 40 years for buildings and five to twelve years for furniture, fixtures and equipment.

The Company periodically reviews the carrying value of each hotel to determine if circumstances exist indicating impairment to the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel to reflect the hotel at fair value. The Company does not believe that there are any facts or circumstances indicating impairment in the carrying value of any of its hotels.

In accordance with the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a hotel is considered held for sale when a contract for sale is entered into, a substantial, non refundable deposit has been committed by the purchaser, and sale is expected to occur within one year. Depreciation of these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

the date of sale. Revenues and expenses of properties that are classified as held for sale or sold are presented as discontinued operations for all periods presented in the statements of operations if the properties will be or have been sold on terms where the Company has limited or no continuing involvement with them after the sale. If active marketing ceases or the properties no longer meet the criteria to be classified as held for sale, the properties are reclassified as operating and measured at the lower of their (a) carrying amount before the properties were classified as held for sale, adjusted for any depreciation expense that would have been recognized had the properties been continuously classified as operating or (b) their fair value at the date of the subsequent decision not to sell.

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

Reclassification

Certain 2005 and 2004 financial statement accounts have been reclassified to conform with 2006 presentations.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (“FIN 48”), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 . FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was required to be adopted by the Company beginning January 1, 2007. The Company does not believe adoption will have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Market Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008. The Company does not believe adoption will have a material impact on the Company’s results of operations or financial position.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The adoption of SAB 108 did not have a material impact on the Company’s results of operations or financial position.

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

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries (“TRS”) and may continue to qualify as a REIT provided that the TRS enters into management agreements with an “eligible independent contractor” that will manage the hotels leased by the TRS. The Company formed the TRS Lessee and, effective January 1, 2002, the TRS Lessee leased all of the hotel properties. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee has incurred operating losses for financial reporting and Federal income tax purposes for 2006, 2005 and 2004.

In October 1999, the Company and the old Supertel Hospitality, Inc., merged and the Company was the surviving entity. In 2005, the Company changed its name to Supertel Hospitality, Inc. In connection with its election to be taxed as a REIT, the Company has elected to be subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on assets acquired in a 1999 merger with the old Supertel are recognized in taxable dispositions of such assets in the subsequent ten-year period. This ten-year period expires October 2009. The Company had no built-in gains taxes in 2006 and 2005. The Company recognized built-in gains taxes of $286 due to dispositions of properties in 2004.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Financial Instruments

Fair values of financial instruments approximate their carrying values in the financial statements, except for long-term debt for which fair value information is presented in Note 5.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The weighted average number of shares used in the basic EPS computation for 2006, 2005 and 2004 were 12,260,836, 12,062,351, and 12,054,466, respectively, and for diluted EPS were 12,271,782, 12,062,351 and 12,054,466, respectively.

At December 31, 2006, 2005, and 2004 there were 372,195, 372,195 and 9,713, respectively of SLP common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the common unit holders (whose units are convertible on a one-to-one basis to common shares) since their share of income would be added back to income. In addition, the 195,610 shares of SLP preferred operating units are antidilutive.

At December 31, 2006 and 2005, there were 1,515,258 and 1,521,258 shares, respectively, of Series A Convertible Preferred Stock. The preferred stock warrants outstanding as of December 31, 2006 and 2005, were 126,311 for each year. Effective July 21, 2006, 6,000 shares of Series A convertible Preferred Stock was converted to 10,620 shares of Common Stock. The shares of Series A convertible Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, are antidilutive for the year ended December 31, 2006 and 2005, for the earnings per share computation. The exercise price of the preferred stock warrants exceeded the market price of the common stock, and therefore these shares were excluded from the computation of diluted earnings per share. See additional information regarding preferred stock and warrants in Note 8.

The potential common shares represented by outstanding stock options for the year ended December 31, 2006 totaled 100,000 of which 89,054 shares are assumed to be purchased with proceeds from the exercise of stock options resulting in 10,946 shares that are dilutive.

Stock-Based Compensation

Upon initial issuance of stock options on May 25, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Minority Interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. During 2006, 2005, and 2004, respectively, 0, 4,434 and 10,479 units of limited partnership interest were redeemed by unit holders. At December 31, 2006, the aggregate partnership interest held by the limited partners in the operating partnership was approximately 3.00%. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. The limited partner’s common operating units were increased by 0 and 366,916 in 2006 and 2005, respectively. See additional information regarding operating partnership units in Note 8.

Concentration of Credit Risk

The Company maintained a major portion of its deposits with Great Western Bank, a Nebraska Corporation at December 31, 2006 and 2005. The balance on deposit at Great Western Bank exceeded the federal deposit insurance limit; however, management believes that no significant credit risk exists with respect to the uninsured portion of this cash balance.

Note 2. Acquisitions and Development

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

The Company opened its 41 room Supertel Inn and Conference Center in Creston, Iowa in June 2006. The Conference Center has a capacity of approximately 200 people. This facility was funded by borrowings from the Company’s existing credit facilities with Great Western Bank.

The Company acquired seven Savannah Suites extended-stay hotels with a total of 1,098 rooms in acquisitions completed in August and November 2006. Six of the hotels are located in Georgia and one in South Carolina. The purchase price was approximately $33.3 million, which the Company financed with borrowings from a new term loan, a new bridge loan and existing credit facilities.

In December 2006 the Company acquired two independent hotels in Jane and Neosho, Missouri, with a total of 92 rooms. The purchase price of approximately $4.136 million was funded by borrowings from the Company’s existing credit facilities.

All of the hotels acquired in 2006 were considered to be compatible with the Company’s overall hotel business strategy.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

The results of the acquired properties’ operations have been included in the consolidated financial statements since their dates of acquisition.

The following summarizes the estimated fair value of the assets acquired for the seven Savannah Suites hotels as of the dates of their acquisition.

Land	$5,800
Building	24,274
Furniture, fixtures & equipment	1,384
Leasehold interest	1,865

Total assets acquired	$33,323

The investment in properties represents the estimated fair value of the hotel properties based on the purchase price.

The following unaudited pro forma financial data gives effect to our acquisition of six hotels from Independent Property Operators of America, LLC (IPOA) which occurred in November, 2005, and to the acquisition of seven Savannah Suites hotels, which were the only significant 2006 acquisitions presentation of financial data, occurred in August and November of 2006.

The unaudited pro forma financial data for the year ended December 31, 2006 is presented as if the acquisition of the seven hotels from Savannah Suites had occurred on January 1, 2006. The unaudited pro forma financial data for the year ended December 31, 2005 is presented as if the acquisitions of the six IPOA hotels and the seven Savannah Suites hotels had occurred on January 1, 2005.

The unaudited pro forma financial data does not purport to represent what the Company’s results of operations would actually have been if the transactions had in fact occurred on the dates discussed above. They also do not project or forecast the Company’s results of operations or any future date or period.

	Year Ended December 31,
	2006 Pro Forma Consolidated	2005 Pro Forma Consolidated
Revenues	$82,536	$78,193
Earnings from continuing operations	$3,317	$2,853
Net earnings	$3,424	$2,884
Net earnings per share-basic and diluted	$0.18	$0.24

The information presented represents the activity for these acquired properties from and including January 1, for the periods presented to, but not including, the date of our acquisition.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

The year ended December 31, 2006 pro forma financial data reflects the following adjustments for the seven Savannah Suites hotels. The year ended December 31, 2005 pro forma financial data reflects the following adjustments for the IPOA and Savannah Suites acquisitions:

•	hotel operating expenses reflect the cost reductions resulting from reduced management fees and insurance expense;

•	deprecation expense is adjusted for acquired depreciable basis; and

•	interest expense includes the additional interest and amortization of deferred financing costs.

Note 3. Investments in Hotel Properties

Investments in hotel properties consisted of the following at December 31:

	2006	2005
Land	$31,099	$21,514
Buildings and improvements	181,731	147,082
Furniture and equipment	40,951	35,534
Construction-in-progress	460	1,039

	254,241	205,169
Less accumulated depreciation	63,509	55,399

	$190,732	$149,770

Note 4. Discontinued Operations

In accordance with SFAS 144, gains, losses and impairment losses on hotel properties sold or classified as held for sale on or after January 1, 2004 are presented in discontinued operations.

In 2006 and 2005, the Company did not sell any hotels. In 2004, the Company recognized net gains on the sale of five hotels of approximately $745, net of built-in gain taxes of $286.

In 2006, 2005 and 2004, no impairment charges were recorded.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

The operating results of hotel properties included in discontinued operations are summarized as follows:

2004
Revenues	$635
Hotel and property operations expenses	(636)
Interest expense	(24)
Depreciation and amortization expense	(75)
Net gain on dispositions of assets	745
Income tax benefit	33

$678

Note 5. Long-Term Debt

Long-term debt consisted of the following notes and mortgages payable at December 31:

	2006	2005
Mortgage loan payable to Regions Bank, N.A., evidenced by a promissory note dated August 5, 1998, in the amount of $3 million. The note bears interest during a five-year period beginning August 2003 at 4.875% per annum and thereafter during the remaining term at a rate equal to 250 basis points over the index rate as defined in the promissory note. The interest rate will be adjusted every fifth anniversary. Monthly principal and interest payments are payable through maturity on August 5, 2018, at which point the remaining principal and accrued interest are due.	$2,197	$2,334

Mortgage loan payable to Susquehanna Bank, evidenced by a promissory note dated February 8, 1999, in the amount of approximately $5 million. The note bears interest at 7.75% per annum. Monthly principal and interest payments are payable through maturity on February 8, 2009, at which point the remaining principal and accrued interest are due.	$4,398	$4,506

Mortgage loan payable to Greenwich Capital Financial Products, Inc. (“Greenwich”), evidenced by a promissory note dated November 26, 2002, in the amount of $40 million. The note bears interest at 7.50% per annum. Monthly principal and interest payments are payable through maturity on December 1, 2012, at which point the remaining principal and accrued interest are due.	$36,166	$37,238

Mortgage loan payable to First National Bank of Omaha evidenced by a promissory note in the amount of $15 million dated October 20, 1999. The note bears interest at 8.4% per annum. Monthly principal and interest payments are payable through maturity on November 1, 2009, at which point the remaining principal and accrued interest are due.	$10,657	$11,283

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

Mortgage loans payable to First Citizens National Bank evidenced by promissory notes totaling approximately $1 million. The loan obligations were assumed on October 19, 2000 in conjunction with the acquisition of hotel assets. The sole remaining note bears interest at 7.14% per annum. Principal and interest payments are due in monthly installments, with the note maturing on July 20, 2012.	$411	$457

Mortgage loans payable to Small Business Administration evidenced by promissory notes in the aggregate amounts of approximately $0.9 million. The loan obligations were assumed on October 23, 2000, October 19, 2000 and October 20, 2000, respectively, in conjunction with the acquisition of hotel assets. The notes bear interest at 8.12%, 8.95%, and 6.71% per annum, respectively. Principal and interest payments are due in monthly installments to January 1, 2017, December 11, 2011 and May 1, 2013, respectively. Two notes were paid off with the remaining maturity of May 1, 2013.	$150	$169

Loan payable to Village Bank formerly known as Southern Community Bank & Trust evidenced by a promissory note in the amount of $2.7 million dated November 1, 2004. A letter of credit dated November 1, 2004 in the amount of $0.2 million with Great Western Bank is furnished as additional collateral. The note bears interest at an initial interest rate of 6.50%, which will remain in effect for the first 36 months, then adjusted to the three year Treasury Rate plus 3.75% every 36 months over the remaining life of the loan. The loan will have a floor of 6.50% and a ceiling of 11.00%. Principal and interest payments are due in monthly installments to November 1, 2024.	$2,533	$2,611

Revolving credit facility from Great Western Bank evidenced by a promissory note dated January 13, 2005 for up to $22 million (with a step-down to $20 million as of February 1, 2006) bearing interest at the daily prime rate. Principal is due on January 13, 2007 and interest is payable monthly. On February 17, 2006, the Company entered into a First Amendment to Loan Agreement with Great Western Bank which extends (a) the maturity date of the Loan Agreement dated January 13, 2005 between the parties from January 13, 2007 to January 13, 2008 and (b) the date on which the loan limit of the Loan Agreement is reduced from $22 million to $20 million from February 1, 2006 to February 13, 2007. On February 22, 2007, Supertel Hospitality, Inc., entered into a Second Amendment to Loan Agreement with Great Western Bank which amends the Loan Agreement dated January 13, 2005 between the parties by: (a) increasing the loan limit from $20 million to $34 million; (b) increasing the loan to value ratio component of the borrowing base and related covenants from 60% to 65%; (c) decreasing the interest rate 75 basis points to prime minus .75%; and (d) extending the maturity date from January 13, 2008 to February 22, 2009.	—	$7,664

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

Revolving credit facility from Wells Fargo evidenced by a promissory note dated December 1, 2005 with a maturity of December 1, 2007, bearing a variable interest rate 0.125 below the lenders Prime Rate. As of December 31, 2006 the rate charged was 8.125% per annum, payable monthly.	—	$1,978

Mortgage loan payable to Citigroup Global Markets Realty Corp., evidenced by a promissory note dated November 7, 2005, in the amount of $14.8 million. The note bears interest at 5.97% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on November 11, 2015.	$14,554	$14,809

Mortgage loan payable to GE Capital Franchise Finance Corporation (“GE”), evidenced by a promissory note dated May 30, 2002 with an original principal amount of $6.8 million, assumed as of November 30, 2005 with a remaining principal amount of $6.1 million. The note bears interest at a variable rate of one-month LIBOR plus 3.32%, reset monthly, the rate as of December 31, 2006 was 8.67%. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on June 1, 2012.	$5,962	$6,114

Loan payable to Independent Property Operators of America, LLC (“IPOA”), evidenced by a promissory note dated November 30, 2005 in the amount of $3 million due in full at the maturity date of November 30, 2006. The note did not bear interest. Therefore, an imputed interest rate was assessed of 5.97%, providing an original discount amount of $169. The note was paid off in 2006.	—	$2,845

Revolving credit facility from BankFirst evidenced by a promissory note dated May 1, 2006 in the amount of $3 million with a maturity of May 1, 2007, bearing a variable interest rate 0.125 below the New York Prime Rate.	—	—

Mortgage loan payable to GE Capital Franchise Finance Corporation (“GECC”), evidenced by a promissory note dated August 18, 2006, in the amount of $17.9 million. The note bears interest at three-month LIBOR plus 1.70% (reset monthly) and can be converted to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. The rate as of December 31, 2006 was 7.07%. Interest payments in the first two years of the loan, monthly interest and principal (equal to one-twelfth of one percent of the loan amount) payments in the third year of the loan and monthly interest and principal (amortized over twenty years) payments in the fourth through tenth years of the loan. The principal balance of the loan is due and payable on September 1, 2016.	$17,850	—

	$94,878	$92,008

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

The long-term debt is secured by 81 and 75 of the Company’s hotel properties, for the years ended 2006 and 2005, respectively. In addition, the Company’s chairman and another director guaranteed, jointly and severally with the Company, the payment of interest and principal on $5 million of certain of the Company’s outstanding long-term debt with US Bank. As of December 31, 2003, the Company had indemnified these individuals should the respective lenders call on these guarantees. Effective January 13, 2005, in conjunction with the repayment in full of the US Bank debt, the personal guarantees were terminated. The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service coverage and loan-to-value ratios and net worth, and place certain restrictions on distributions.

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

As of September 30, 2004 the Company had requested and received a loan to value and a debt service ratio waiver with respect to a term loan with First National Bank of Omaha N.A. Ten of its hotels secure the $10.7 million term loan. The Company had a loan to value ratio of 63% and a debt service ratio of 1.46:1 as compared to the covenant requirements of the term loan of 60% and 1.5:1. The bank has agreed that through and including June 30, 2006, the loan to value ratio will be determined using a capitalization rate of 11% for valuing the hotels (versus an original rate of 12%) and the debt service coverage ratio will be 1.35:1. Effective September 30, 2006, those revised loan covenants were extended through the maturity of the loan, November 1, 2009.

Aggregate annual principal payments for the next five years and thereafter are as follows:

2007	$2,656
2008	2,896
2009	15,805
2010	2,876
2011	3,090
Thereafter	67,555

$94,878

On January 13, 2005, the Company completed a $22,000 revolving credit facility with Great Western Bank. The borrowings from the new credit facility were used to pay the maturing US Bank term note and the US Bank revolving credit facility with balances of $6,225 and $4,520 respectively, as of December 31, 2004. This revolving credit facility was amended on February 22, 2007. See note 11.

At December 31, 2006 and 2005, the estimated fair values of long-term debt were approximately $100,500 and $95,800, respectively. The fair values were estimated by discounting future cash payments to be made at rates that approximate rates currently offered for loans with similar maturities.

Interest expense on debt that is to be assumed by the buyer and interest expense on debt that is required to be repaid as a result of a disposal transaction is allocated to discontinued operations.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

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

At December 31, 2006, the income tax bases of the Company’s assets and liabilities excluding those of TRS were approximately $176,597 and $86,966, respectively; December 31, 2005 were approximately $120,254 and $79,273, respectively.

The TRS net operating loss carryforward from December 31, 2006 as determined for Federal income tax purposes was approximately $1,484. The availability of such loss carryforward will begin to expire in 2023.

Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	2006			2005			2004
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current	$—	$—	$—	$—	$—	$—	$—	$—	$—
Deferred	(88)	(19)	(107)	(26)	(5)	(31)	(227)	(48)	(275)

Total	$(88)	$(19)	$(107)	$(26)	$(5)	$(31)	$(227)	$(48)	$(275)

The actual income tax expense of the TRS for the years ended December 31, 2006, 2005 and 2004 differs from the “expected” income tax expense (computed by applying the appropriate U.S. Federal income tax rate of 34% to earnings before income taxes) as a result of the following:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

	2006	2005	2004
Computed “expected” income tax benefit	$(72)	$(49)	$(237)
State income taxes, net Federal income tax benefit	(13)	(3)	(32)
Other	(22)	21	(6)

	$(107)	$(31)	$(275)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and the deferred tax liability at December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004
Deferred Tax Assets:
Expenses accrued for consolidated financial statement purposes, nondeductible for tax return purposes	$144	$92	$137

Net operating losses carried forward for federal income tax purposes	593	347	251

Total deferred tax assets	737	439	388

Deferred Liabilities:
Tax depreciation in excess of book depreciation	1,044	853	833

Total deferred tax liabilities	1,044	853	833

Net deferred tax liabilities	$307	$414	$445

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. There is no valuation allowance at December 31, 2006, 2005 or 2004.

Dividends paid were $.365 per share during the year ended December 31, 2006, of which $0.219 represented ordinary income and $.146 represented nondividend distribution to shareholders. Dividends paid were $.24 per share of ordinary income during the year ended December 31, 2005. Dividends paid were $.20 per share during the year ended December 31, 2004, of which $.1391 represented ordinary income and $.0609 represented capital gain distribution to shareholders.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

Note 7. Commitments and Contingencies and Other Related Party Transactions

Effective July 31, 2004, the TRS Lessee terminated its hotel management agreement with HHM, paying HHM a $500 early termination fee in addition to agreeing to reimburse HHM for certain employment-related severance costs of approximately $189.

On August 1, 2004, the TRS Lessee entered into a hotel management agreement with Royco Hotels, Inc. Royco Hotels, Inc., formally known as Royal Host Management Inc., is a US based subsidiary of Royco Hotels, Ltd., a Canada based company.

Royco Hotels, an independent contractor, manages our hotels pursuant to a hotel management agreement with TRS Lessee. The management agreement provides that Royco Hotels has control of all operational aspects of the hotels, including employee-related matters. Royco Hotels must generally maintain each hotel in good repair and condition and make such routine maintenance, repairs and minor alterations as it deems reasonably necessary. Additionally, Royco Hotels must operate the hotels in accordance with the franchise agreements that cover the hotels, which includes using franchisor sales and reservation systems as well as abiding by franchisors’ marketing standards. Royco Hotels may not assign the management agreement without our consent.

The management agreement generally requires TRS Lessee to fund debt service, working capital needs and capital expenditures and fund Royco Hotels third-party operating expenses, except those expenses not related to the operation of the hotels. The management agreement generally requires that the hotels meet the franchisors’ standards regarding physical, operational and technological matters. TRS Lessee is responsible for obtaining and maintaining insurance policies with respect to the hotels.

Management Fees

Royco Hotels receives a monthly base management fee and an incentive management fee, if certain financial thresholds are met or exceeded. The management agreement, as amended effective January 1, 2007, provides for monthly base management fees as follows:

•	4.25% of gross hotel income for the month for up to the first $75 million of gross hotel income for a fiscal year;

•	4.00% of gross hotel income for the month for gross hotel income exceeding $75 million up to $100 million for a fiscal year; and

•	3.00% of gross hotel income for the month for gross hotel income exceeding $100 million for a fiscal year.

Prior to the amendment, the base management fee was 4.75% of the gross hotel revenues for all but six of the hotels. The base management fee for those six hotels was 4.0%.

If annual net operating income exceeds 10% of our total investment in the hotels, then Royco Hotels receives an incentive management fee of 10% of the excess of net operating income up to the first $1 million, and 20% of excess net operating income above $1 million.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

Term and Termination

The management agreement expires on December 31, 2011 and, unless Royco Hotels elects not to extend the term, the term of the agreement will be extended to December 31, 2016 if (i) Royco Hotels achieves average annual net operating income of at least 10% of our total investment in the hotels during the four fiscal years ending December 1, 2011 and (ii) Royco Hotels does not default prior to December 31, 2011.

The management agreement may be terminated as follows:

•	either party may terminate the management agreement if net operating income is not at least 8.5% of the Company’s total investment in the hotels or if the Company undergo a change of control;

•	the Company may terminate the agreement if Royco Hotels undergoes a change of control;

•	the Company may terminate the agreement if tax laws change to allow a hotel REIT to self manage its properties; and

•	by the non-defaulting party in the event of a default that has not been cured within the cure period.

If the Company terminates the management agreement because the Company undergoes a change of control, Royco Hotels undergoes a change of control due to the death of one of its principals, or due to a tax law change, then Royco Hotels will be entitled to a termination fee equal to equal to the greater of (i) $3.6 million less an amount equal to $100 multiplied by the number of months after December 31, 2006 preceding the month of termination or (ii) 50% of the base management fee paid to Royco Hotels during the twelve months prior to notice of termination. Under certain circumstances, Royco Hotels will be entitled to a termination fee if the Company sells a hotel and does not acquire another hotel or replace the sold hotel within twelve months. The fee, if applicable, is equal to 50% of the base management fee paid with respect to the sold hotel during the prior twelve months.

Defaults and Indemnity

The following are events of default under the management agreement:

•	the failure of Royco Hotels to diligently and efficiently operate the hotels pursuant to the management agreement;

•	the failure of either party to pay amounts due to the other party pursuant to the management agreement;

•	certain bankruptcy, insolvency or receivership events with respect to either party;

•	the failure of either party to perform any of their obligations under the management agreement;

•	loss of the franchise license for a hotel because of Royco Hotels;

•	failure by Royco Hotels to pay, when due, the accounts payable for the hotels for which we have previously reimbursed Royco Hotels; and

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

•	any of the hotels fail two successive franchisor inspections if the deficiencies are within Royco Hotels’s reasonable control.

With the exception of certain events of default as to which no grace period exists, if an event of default occurs and continues beyond the grace period set forth in the management agreement, the non-defaulting party has the option of terminating the agreement.

The management agreement provides that each party, subject to certain exceptions, indemnifies and holds harmless the other party against any liabilities stemming from certain negligent acts or omissions, breach of contract, willful misconduct or tortuous actions by the indemnifying party or any of its affiliates.

In November 2004, the Company obtained a $2.7 million loan from Village Bank, formerly known as Southern Community Bank & Trust. George R. Whittemore, Director of the Company, is a member of the Board of Directors of Village Bank. Further information about the loan from Village Bank is presented in Note 5.

From January 2003 until August 2004, the Company paid rents and other charges to HHM for the office space it occupied in Columbia, MD. The Company paid base rents of $62 to HHM for 2004.

The Company assumed land lease agreements in conjunction with purchases of three hotels. One lease requires monthly payments of the greater of $2 or 5% of room revenue through November 2091. The second lease requires an annual payment of $35 through May 2025. The third lease requires monthly payments of $1 thru 2017 with approximately $1 annual increase beginning January 1, 2018, with additional increases in 2033, 2043, 2053 and 2063. Land lease expense totaled approximately $90, $ 89 and $86 in 2006, 2005 and 2004, respectively, and is included in property operating expense.

The Company purchased a cell tower lease in November 2006, with annual rent received in the amount of $12 through June 2010.

As of December 31, 2006, the future minimum lease payments applicable to non-cancelable operating leases are as follows:

	Lease rents	Sublease receipts	Net payment
2007	72	(12)	$60
2008	72	(12)	60
2009	72	(12)	60
2010	73	(6)	67
2011	72	—	72
Thereafter	3,282	—	3,282

	$3,643	$(42)	$3,601

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

Note 8. Common and Preferred Stock and Operating Partnership Units

The Company’s common stock is duly authorized, full paid and non-assessable. At December 31, 2006, members of the Board of Directors and executive officers owned approximately 16% of the Company’s outstanding common stock.

At December 31, 2006, 372,195 of SLP’s common operating partnership units (“Common OP Units”) and 195,610 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Common OP Units or Preferred OP Units, at any time after a specified period following the date he or she acquired the units, by delivering a redemption notice to SLP. When a limited partner tenders his or her Common OP Units to SLP for redemption, the Company can, in its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. The Preferred OP Units are convertible by the holders into Common OP Units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. During 2006 and 2005, 0 and 4,434 respectively, Common OP Units were redeemed for common shares of SHI and no preferred units were redeemed for cash or converted to common stock. In addition, the Company agreed to allow the redemption of 127,439 Preferred OP Units at any time, subject to a 60-day notification period.

On December 30, 2005 the Company offered and sold 1,521,258 shares of 8% Series A Convertible Preferred Stock. The shares were sold for $10.00 per share and bear a liquidation preference of $10.00 per share. Underwriting and other costs of the offering totaled $1.2 million. The proceeds were used to reduce borrowings under the Company’s revolving credit facility with Great Western Bank.

Dividends on the Series A Convertible Preferred stock are cumulative and are payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. Dividends on the Series A Convertible Preferred Stock accrue regardless of whether or not the Company has earnings, whether there are funds legally available for the payment of such dividends and whether or not such dividends are declared. Unpaid dividends will accumulate and bear additional dividends at 8%, compounded monthly.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

The conversion rights of the holders of the Series A convertible preferred stock are subject to cancellation on or after December 31, 2008 if the closing price of the Company common stock on the Nasdaq Global Market exceeds $7.36 for at least 20 trading days within any period of 30 consecutive trading days. The Company will issue a conversion cancellation notice to holder of the Series A convertible preferred stock specifying the date the conversion rights will be deemed cancelled if the holder chooses to exercise this option. In the event the Company issues a conversion cancellation notice, the Series A convertible preferred stock will be redeemable on or after January 1, 2009 for cash, at the Company’s option, in whole or from time to time in part, at $10.00 per share, plus accrued and unpaid dividends to the redemption date. Otherwise the Series A convertible preferred stock will be redeemable for cash, at the Company’s option in whole or from time to time in part, at:

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

Note 9. Stock-Based Compensation

Upon initial issuance of stock options on May 25, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

Options

The Company has a 2006 Stock Plan (the “Plan”) which has been approved by the Company’s shareholders. The Plan authorized the grant of stock options, stock appreciation rights, restricted stock and stock bonuses for up to 200,000 shares of common stock.

As of December 31, 2006, 100,000 stock options have been awarded under the Plan. The options have an exercise price of $5.89, which is equal to the average of the high and low sales price of the stock as reported on the National Association of Securities Dealers Automated Quotation system (NASDAQ) on May 25, 2006, the date of grant. The options vested on December 31, 2006 and have an expiration date of May 25, 2010. A total of 100,000 shares of common stock have been reserved for issuance pursuant to the Plan with respect to the granted options.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

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

Volatility	22.00%
Expected dividend yield	6.20%
Expected term (in years)	3.92
Risk free interest rate	4.82%

The following table summarizes the Company’s activities with respect to its stock options for 2006 as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Fair Value
Outstanding at December 31, 2005	—	$—	$—
Granted	100,000	5.89	69
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at December 31, 2006	100,000	$5.89	$69

Exercisable at December 31, 2006	100,000	$5.89	$69

Share-Based Compensation Expense

The amount recognized in the consolidated financial statements for the twelve months ended December 31, 2006 for share-based compensation expense related to employees and directors is $69.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

Note 10. Supplementary Data

The following table presents our unaudited quarterly results of operations:

	Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	YTD 2006
2006
Revenues	$15,690	$20,118	$22,441	$18,885	$77,134
Expenses	16,187	18,122	19,858	19,201	73,368

Earnings (loss) before net gains (losses) on dispositions of assets, other income, minority interest and income tax expense (benefit)	(497)	1,996	2,583	(316)	3,766

Net gains (losses) on dispositions of assets	(4)	(1)	(1)	3	(3)
Other income	30	31	47	77	185
Minority interest	(48)	(103)	(122)	(61)	(334)

Earnings (loss) from continuing operations before income taxes	(519)	1,923	2,507	(297)	3,614

Income tax expense (benefit)	(324)	317	268	(368)	(107)

Net earnings (loss)	(195)	1,606	2,239	71	3,721

Preferred stock dividend	(304)	(305)	(304)	(302)	(1,215)

Net earnings (loss) available to common shareholders	$(499)	$1,301	$1,935	$(231)	2,506

Net earnings (loss) per common share - basic *	$(0.04)	$0.11	$0.16	$(0.02)	$0.20

Net earnings (loss) per common share - diluted	$(0.04)	$0.11	$0.15	$(0.02)	$0.20

*	Quarterly EPS data does not add to YTD, due to rounding

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

	Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	YTD 2005
2005
Revenues	$12,262	$16,084	$17,332	$14,859	60,537
Expenses	13,020	14,399	14,969	15,332	57,720

Earnings (loss) before net gains (losses) on dispositions of assets, other income minority interest and income tax expense (benefit)	(758)	1,685	2,363	(473)	2,817

Net gains (losses) on dispositions of assets	(1)	1	1	(3)	(2)
Other income	45	42	40	31	158
Minority interest	(53)	(55)	(73)	(45)	(226)

Earnings (loss) from continuing operations before income taxes	(767)	1,673	2,331	(490)	2,747

Income tax expense (benefit)	(376)	239	372	(266)	(31)

Net earnings (loss)	(391)	1,434	1,959	(224)	2,778

Preferred stock dividend	—	—	—	(6)	(6)

Net earnings (loss) available to common shareholders	$(391)	$1,434	$1,959	$(230)	2,772

Net earnings (loss) per common share - basic	$(0.03)	$0.12	$0.16	$(0.02)	$0.23

Net earnings (loss) per common share - diluted	$(0.03)	$0.12	$0.16	$(0.02)	$0.23

There were no impairment losses and no sale of properties for 2006 and 2005.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

Note 11. Subsequent Events

On January 5, 2007, Supertel Limited Partnership, acquired five hotels from Motels of America LLC. The $24 million purchase price for the five hotels was funded by $8.4 million of cash and borrowings from Supertel Hospitality’s existing credit facilities with Great Western Bank and a $15.6 million term loan from General Electric Capital Corporation (“GECC”) entered into on January 5, 2007 by Supertel Limited Partnership. The hotels are located in: Columbus, Georgia; Boise, Idaho; Terra Haute, Indiana; Ellsworth, Maine; and Billings, Montana.

On January 17, 2007, SLP, entered into a purchase agreement to purchase seven hotels from Musselman Hotels II, LLC. The purchase price for the hotels is $14.4 million, subject to downward adjustment for the hotels’ positive cash flows occurring from January 1, 2007 through the closing of the transaction. Supertel intends to fund the purchase price from new borrowings to be negotiated. The hotels are located in: Ashland, Kentucky (Days Inn); Brooks, Kentucky (Comfort Inn); Cave City, Kentucky (Quality Inn); Glasgow, Kentucky (Comfort Inn); Glasgow, Kentucky (Days Inn); Louisville, Kentucky (Comfort Suites); and Louisville, Kentucky (Sleep Inn). The closing of the transaction is expected to occur on July 2, 2007, and is subject to customary closing conditions including inspections (i.e., property and title surveys, environmental surveys and appraisals), accuracy of representations and warranties and compliance with covenants and obligations under the purchase agreement and obtaining satisfactory financing.

On February 9, 2007, SLP, entered into hotel purchase agreements to purchase six hotels from Budget Motels, Inc. and Waterloo Hospitality, Inc. The purchase price for the hotels is $38.6 million. Supertel intends to fund the purchase price from existing credit facilities, new borrowings to be negotiated and by assuming debt. The hotels are located in: Alexandria, Virginia (Comfort Inn); Alexandria, Virginia (Days Inn); Bossier City, Louisiana (Days Inn); Fredericksburg (North), Virginia (Days Inn); Fredericksburg (South), Virginia (Days Inn); and Shreveport, Louisiana (Days Inn). The closing of the transactions is subject to customary closing conditions including inspections (i.e., property and title surveys, environmental surveys and appraisals), accuracy of representations and warranties and compliance with covenants and obligations under the purchase agreements.

The hotel purchase agreement for the hotels located in Alexandria, Virginia (Comfort Inn), Alexandria, Virginia (Days Inn), Fredericksburg (South), Virginia (Days Inn), and Shreveport, Louisiana (Days Inn) provides for the hotels to be purchased by Supertel Limited Partnership on March 30, 2007 for a $30.9 million purchase price, consisting of approximately $19.6 million cash and $11.3 million of assumed loans.

The hotel purchase agreement for the hotels located in Bossier City, Louisiana (Days Inn) and Fredericksburg (North), Virginia (Days Inn) provides for the hotels to be purchased by Supertel Limited Partnership on July 31, 2007 for a $7.7 million cash purchase price. The purchase agreement also provides for SLP to lease the two hotels from March 30, 2007 to July 31, 2007 pursuant to the terms of a lease agreement. The lease agreement requires SLP to pay monthly rent of $44 for the two hotels during the lease term.

In February 2007, SLP, entered into a purchase agreement to purchase Tara Inn and Suites, located in Jonesboro, GA. The purchase price is approximately $6 million, which will be funded from existing credit facitities.

On February 22, 2007, SHI, entered into a Second Amendment to Loan Agreement with Great Western Bank which amends the Loan Agreement dated January 13, 2005 between the parties by: (a) increasing the loan

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

limit from $20 million to $34 million; (b) increasing the loan to value ratio component of the borrowing base and related covenants from 60% to 65%; (c) decreasing the interest rate 75 basis points to prime minus .75%; and (d) extending the maturity date from January 13, 2008 to February 22, 2009.

On March 7, 2007, SLP, entered into a purchase agreement to purchase fifteen hotels, which are operated under the Masters Inn name, from entities in which two individuals own all or a majority of the capital stock. The purchase price for the hotels is $42.7 million, which SHI intends to fund from existing credit facilities and new borrowings to be negotiated. The hotels are located in: Tuscaloosa, Alabama; Orlando, Florida; Kissimmee, Florida (2); Seffner, Florida; East Tampa, Florida; Doraville, Georgia; Marietta, Georgia; Tucker, Georgia; Augusta, Georgia; Garden City, Georgia; Mt. Pleasant, South Carolina; Charleston, South Carolina; and Cayce, South Carolina (2). The closing of the transaction is expected to occur on or about April 30, 2007, and is subject to customary closing conditions including inspections (i.e., property and title surveys, environmental surveys and appraisals), accuracy of representations and warranties and compliance with covenants and obligations under the purchase agreement and obtaining satisfactory financing.

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2006

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2006
	Encum-		Buildings &		Buildings &		Buildings &	Accumulated	Net
Hotel and Location	brance	Land	Improvements	Land	Improvements	Land	Improvements	Depreciation	Book Value
Comfort Inn
Minocqua, Wisconsin	GWB	$214,505	$1,458,389	$—	291,057	$214,505	$1,749,446	$(694,536)	$1,269,415
Sheboygan, Wisconsin	GWB	286,970	1,716,782	—	312,041	286,970	2,028,823	(811,604)	1,504,189
Chambersburg, Pennsylvania	GRW	89,000	2,346,362	—	197,662	89,000	2,544,024	(664,706)	1,968,318
Culpeper, Virginia	GRW	182,264	2,142,652	—	488,931	182,264	2,631,583	(711,939)	2,101,908
Dahlgren, Virginia	VB	327,514	2,489,390	—	285,708	327,514	2,775,098	(966,370)	2,136,242
Dublin, Virginia	VB	152,239	3,700,710	—	813,779	152,239	4,514,489	(1,622,917)	3,043,811
Farmville, Virginia	GRW	253,618	2,162,087	—	445,157	253,618	2,607,244	(899,724)	1,961,138
Gettysburg, Pennsylvania	SUS	—	4,158,453	—	234,465	—	4,392,918	(1,175,604)	3,217,314
Morgantown, West Virginia	GRW	398,322	3,853,651	—	695,350	398,322	4,549,001	(1,515,500)	3,431,823
New Castle, Pennsylvania	GRW	56,648	4,101,254	—	522,422	56,648	4,623,676	(1,289,545)	3,390,779
Princeton, West Virginia	GRW	387,567	1,774,501	—	571,559	387,567	2,346,060	(855,009)	1,878,618
Rocky Mount, Virginia	GRW	193,841	2,162,429	—	73,847	193,841	2,236,276	(672,014)	1,758,103
Solomons, Maryland	GRW	2,303,990	2,988,255	—	1,730,592	2,303,990	4,718,847	(1,902,128)	5,120,709
Erlanger, Kentucky	NON	750,000	2,822,201	—	173,186	750,000	2,995,387	(111,021)	3,634,366
Fayetteville, North Carolina	CITI	725,000	3,910,514	—	205,492	725,000	4,116,006	(231,365)	4,609,641
Fayetteville Car Wash, North Carolina	CITI	—	164,128	—	1,387	—	165,515	(14,188)	151,327

Super 8
Creston, Iowa	GRW	56,000	840,580	89,607	2,140,226	145,607	2,980,806	(1,435,793)	1,690,620
Columbus, Nebraska	GWB	51,716	571,178	51,666	681,785	103,382	1,252,963	(754,537)	601,808
O’Neill, Nebraska	GRW	75,000	667,074	46,075	1,044,656	121,075	1,711,730	(860,613)	972,192
Omaha, Nebraska	FNB	164,034	1,053,620	—	1,161,324	164,034	2,214,944	(1,436,068)	942,910
Lincoln, Nebraska (West “O”)	GWB	139,603	1,234,988	63,153	859,570	202,756	2,094,558	(1,210,570)	1,086,744
Lincoln, Nebraska (Cornhusker)	GWB	226,174	1,068,520	271,817	1,738,748	497,991	2,807,268	(1,472,841)	1,832,418
Keokuk, Iowa	GRW	55,000	642,783	71,175	574,017	126,175	1,216,800	(725,813)	617,162
Iowa City, Iowa	GRW	227,290	1,280,365	—	486,838	227,290	1,767,203	(1,090,006)	904,487
Omaha, Nebraska (Ak-sar-ben)	GWB	203,453	1,054,497	—	229,777	203,453	1,284,274	(787,433)	700,294

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2006

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2006
	Encum-		Buildings &		Buildings &		Buildings &	Accumulated	Net
Hotel and Location	brance	Land	Improvements	Land	Improvements	Land	Improvements	Depreciation	Book Value
Kirksville, Missouri	GWB	151,225	830,457	—	231,602	151,225	1,062,059	(655,099)	558,185
Burlington, Iowa	GRW	145,000	867,116	—	291,519	145,000	1,158,635	(693,482)	610,153
Sedalia, Missouri	GWB	185,025	917,809	—	588,228	185,025	1,506,037	(831,830)	859,232
Hays, Kansas	FNB	317,762	1,133,765	19,519	271,565	337,281	1,405,330	(888,274)	854,337
Moberly, Missouri	GWB	60,000	1,075,235	—	292,649	60,000	1,367,884	(820,842)	607,042
Pittsburg, Kansas	GRW	130,000	852,131	—	240,856	130,000	1,092,987	(644,619)	578,368
Manhattan, Kansas	FNB	261,646	1,254,175	(10,000)	391,018	251,646	1,645,193	(935,152)	961,687
Clinton, Iowa	GRW	135,153	805,067	(46,089)	236,975	89,064	1,042,042	(633,134)	497,972
Mt. Pleasant, Iowa	GRW	85,745	536,064	21,507	468,191	107,252	1,004,255	(580,942)	530,565
Wichita, Kansas	FNB	435,087	1,806,979	—	621,910	435,087	2,428,889	(1,380,212)	1,483,764
Kingdom City, Missouri	FNB	176,970	877,287	—	191,272	176,970	1,068,559	(614,935)	630,594
Lenexa, Kansas	GWB	454,113	1,722,866	—	383,950	454,113	2,106,816	(1,223,047)	1,337,882
Pella, Iowa	GRW	61,853	664,610	—	137,998	61,853	802,608	(453,151)	411,310
Storm Lake, Iowa	GRW	90,033	819,202	33,394	498,492	123,427	1,317,694	(632,177)	808,944
West Plains, Missouri	GWB	112,279	861,178	—	151,492	112,279	1,012,670	(532,576)	592,373
Jefferson City, Missouri	GWB	264,707	1,206,886	—	279,347	264,707	1,486,233	(817,427)	933,513
El Dorado, Kansas	FNB	96,764	418,333	467	548,572	97,231	966,905	(479,283)	584,853
Wayne, Nebraska	FNB	79,127	685,135	—	136,579	79,127	821,714	(402,032)	498,809
Batesville, Arkansas	GWB	81,483	811,371	—	155,013	81,483	966,384	(441,556)	606,311
Fayetteville, Arkansas	GWB	255,731	1,549,271	—	192,853	255,731	1,742,124	(820,050)	1,177,805
Omaha, Nebraska (West Dodge)	GWB	593,518	1,758,275	—	212,035	593,518	1,970,310	(898,100)	1,665,728
Watertown, South Dakota	FNB	51,237	1,296,312	—	498,698	51,237	1,795,010	(736,585)	1,109,662
Norfolk, Nebraska	GRW	226,971	1,587,581	—	438,206	226,971	2,025,787	(781,802)	1,470,956
Park City, Kansas	FNB	275,962	891,933	—	452,986	275,962	1,344,919	(616,015)	1,004,866

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2006

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2006
	Encum-		Buildings &		Buildings &		Buildings &	Accumulated	Net
Hotel and Location	brance	Land	Improvements	Land	Improvements	Land	Improvements	Depreciation	Book Value
Muscatine, Iowa	GWB	204,890	1,616,090	—	251,463	204,890	1,867,553	(740,772)	1,331,671
Fort Madison, Iowa	GWB	104,855	871,075	—	175,985	104,855	1,047,060	(423,518)	728,397
Parsons, Kansas	FNB	167,849	1,195,484	—	182,211	167,849	1,377,695	(497,151)	1,048,393
Portage, Wisconsin	GRW	203,032	1,839,321	—	231,595	203,032	2,070,916	(725,709)	1,548,239
Antigo, Wisconsin	GWB	234,605	1,485,579	—	228,146	234,605	1,713,725	(659,194)	1,289,136
Shawano, Wisconsin	GRW	244,935	1,672,123	—	209,908	244,935	1,882,031	(704,605)	1,422,361
Tomah, Wisconsin	GWB	211,975	2,079,714	(59,834)	322,055	152,141	2,401,769	(838,455)	1,715,455
Menomonie, Wisconsin	GRW	451,520	2,398,446	—	223,747	451,520	2,622,193	(813,395)	2,260,318
Neosho, Missouri	NON	232,000	1,416,216	—	146,634	232,000	1,562,850	(516,094)	1,278,756
Anamosa, Iowa	SBA	49,981	1,150,688	—	119,686	49,981	1,270,374	(334,283)	986,072
Charles City, Iowa	FCNB	95,363	1,543,872	—	109,740	95,363	1,653,612	(469,865)	1,279,110
Clarinda, Iowa	NON	75,000	1,276,923	—	19,553	75,000	1,296,476	(49,227)	1,322,249

Sleep Inn
Omaha, Nebraska	WF	400,000	3,275,773	—	222,389	400,000	3,498,162	(200,553)	3,697,609

Holiday Inn Express
Gettysburg, Pennsylvania	SUS	59,634	1,832,171	—	274,688	59,634	2,106,859	(636,401)	1,530,092
Harlan, Kentucky	GRW	—	2,949,276	—	603,594	—	3,552,870	(1,075,916)	2,476,954
Danville, Kentucky	GRW	155,717	2,971,403	—	442,064	155,717	3,413,467	(1,038,983)	2,530,201

Hampton Inn
Cleveland, Tennessee	GRW	212,914	2,370,499	—	847,838	212,914	3,218,337	(846,037)	2,585,214
Shelby, North Carolina	GRW	253,921	2,782,042	—	896,111	253,921	3,678,153	(1,102,482)	2,829,592
Brandon, Florida	REG	322,203	3,150,779	—	532,232	322,203	3,683,011	(989,902)	3,015,312

Comfort Suites
Dover, Delaware	GRW	337,113	5,179,187	—	5,582	337,113	5,184,769	(1,497,639)	4,024,243
Ft. Wayne, Indiana	CITI	1,200,000	4,803,605	—	404,805	1,200,000	5,208,410	(349,399)	6,059,011
Lafayette, Indiana	CITI	850,000	3,473,808	—	48,961	850,000	3,522,769	(195,152)	4,177,617
Marion, Indiana	CITI	430,000	1,945,383	—	128,539	430,000	2,073,922	(160,332)	2,343,590
South Bend, Indiana	GE SB	500,000	11,512,314	—	124,258	500,000	11,636,572	(500,924)	11,635,648
Warsaw, Indiana	CITI	650,000	2,500,570	—	111,084	650,000	2,611,654	(163,792)	3,097,862

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2006

			Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2006
	Encum-			Buildings &		Buildings &		Buildings &	Accumulated	Net
Hotel and Location	brance		Land	Improvements	Land	Improvements	Land	Improvements	Depreciation	Book Value
Ramada
Ellenton, Florida	GRW		546,945	2,293,464	—	777,229	546,945	3,070,693	(1,139,380)	2,478,258

Guest House Inn
Ellenton, Florida	GRW		290,373	2,102,371	—	181,064	290,373	2,283,435	(564,963)	2,008,845

Days Inn
Farmville, Virginia	GRW		384,591	1,967,727	—	218,045	384,591	2,185,772	(657,656)	1,912,707

Extended Stay
Atlanta, Georgia	NON	*	1,865,000	3,997,960	—	—	1,865,000	3,997,960	(15,835)	5,847,125
Augusta, Georgia	GE SS		750,000	3,816,246	—	9,884	750,000	3,826,130	(44,341)	4,531,789
Chamblee, Georgia	GE SS		1,650,000	3,563,648	—	—	1,650,000	3,563,648	(49,955)	5,163,693
Greenville, South Carolina	GE SS		550,000	3,408,375	—	1,414	550,000	3,409,789	(40,771)	3,919,018
Jonesboro, Georgia	GE SS		875,000	2,978,463	—	5,203	875,000	2,983,666	(31,892)	3,826,774
Savannah, Georgia	GE SS		1,250,000	4,052,678	—	12,593	1,250,000	4,065,271	(43,991)	5,271,280
Stone Mountain, Georgia	GE SS		725,000	3,840,600	—	5,936	725,000	3,846,536	(48,561)	4,522,975

Supertel Inn
Jane, Missouri	NON		680,000	1,571,500	—		680,000	1,571,500	—	2,251,500
Neosho, Missouri	NON		180,000	1,835,800	—		180,000	1,835,800	—	2,015,800
Jackson, Tennessee	GRW		261,506	3,430,541	—	526,747	261,506	3,957,288	(1,648,985)	2,569,809
Key Largo, Florida	GRW		339,425	3,238,530	—	633,898	339,425	3,872,428	(1,078,077)	3,133,776
Creston, Iowa	NON		234,866	2,708,224	—		234,866	2,708,224	(66,089)	2,877,001

Subtotal Hotel Properties			30,477,352	187,692,869	552,457	33,106,463	31,029,809	220,799,332	(62,384,442)	189,444,699
Construction in Progress			—	—	—	460,882	—	460,882	—	460,882
Office building	BF		68,765	1,516,627	—	365,585	68,765	1,882,212	(1,124,275)	826,702

Total			$30,546,117	$189,209,496	$552,457	$33,932,930	$31,098,574	$223,142,426	$(63,508,717)	$190,732,283

*	Atlanta Land includes value of land lease

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2006

Encumbrance codes refer to the following lenders:

GRW	Greenwich Capital Loan	FNB	First National Bank of Omaha
REG	Regions Bank (FL)	SUS	Susquehanna Bank
GWB	Great Western Bank	FCNB	First Citizens National Bank
VB	Village Bank	SBA	Small Business Administration
NON	Unencumbered	CITI	Citigroup Global Markets Realty
GE SB	GE Capital Franchise Finance	WF	Wells Fargo Bank
GE SS	GE Capital Corporation	BF	Bank First

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2006

	ASSET BASIS	Total
(a)	Balance at December 31, 2003	$168,789,518

	Additions to buildings and improvements	3,917,677
	Disposition of buildings and improvements	(8,816,590)
	Impairment loss

	Balance at December 31, 2004	$163,890,605

	Additions to buildings and improvements	42,083,569
	Disposition of buildings and improvements	(804,724)
	Impairment loss	—

	Balance at December 31, 2005	$205,169,450

	Additions to buildings and improvements	49,638,065
	Disposition of buildings and improvements	(566,515)
	Impairment loss	—

	Balance at December 31, 2006	$254,241,000

	ACCUMULATED DEPRECIATION	Total
(b)	Balance at December 31, 2003	$48,594,946

	Depreciation for the period ended December 31, 2004	6,487,831
	Depreciation on assets sold or disposed	(5,737,195)

	Balance at December 31, 2004	$49,345,582

	Depreciation for the period ended December 31, 2005	6,850,711
	Depreciation on assets sold or disposed	(796,909)

	Balance at December 31, 2005	$55,399,384

	Depreciation for the period ended December 31, 2006	8,667,617
	Depreciation on assets sold or disposed	(558,284)

	Balance at December 31, 2006	$63,508,717

(c)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $248 million.

(d)	Depreciation is computed based upon the following useful lives:

Buildings and improvements    20 - 40 years

Furniture and equipment             5 - 12 years

(e)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in note 5 to the consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. No changes in the Company’s internal controls over financial reporting occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

The unaudited pro forma financial statement of operations for the year ended December 31, 2006 which gives effect to our acquisition of seven hotels from Savannah Suites, of which six hotels were acquired in August 2006 and one hotel in November 2006, as if it had occurred as of January 1, 2006 is attached hereto as Exhibit 99.1.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning the directors and executive officers of the Company is incorporated by reference from information relating to executive officers of the Company set forth in Part I of this Form 10-K and to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) under the captions “Corporate Governance” and “Election of Directors.”

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

Information regarding executive and director compensation is incorporated by reference to the 2007 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-end,” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, of each director and executive officer of Supertel Hospitality, Inc., and all directors and executive officers as a group, is incorporated by reference to the 2007 Proxy Statement under the caption “Ownership of the Company’s Common Stock By Management and Certain Beneficial Owners.”

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under existing equity compensation plans as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	100,000	$5.89	100,000
Equity compensation plans not approved by security holders	—	—	—

Total	100,000		100,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference to the 2007 Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material in the 2007 Proxy Statement under the caption “Principal Accountant Fees and Services” and “Pre-approval Policies.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules.

Exhibits.

3.1 (b) Second Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.1 Third Amended and Restated Agreement of Limited Partnership of Supertel Limited Partnership, as amended. (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.2 * Form of Master Lease Agreement made as of January 1, 2002 by and between Supertel Limited Partnership, E&P Financing Limited Partnership, Solomons Beacon Inn Limited Partnership and TRS Leasing, Inc.

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

10.10 Hotel Management Agreement, dated as of August 1, 2004 between TRS Leasing, Inc., TRS Subsidiary, LLC and Royco Hotels, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11 Amendment dated January 1, 2007 to Hotel Management Agreement dated August 1, 2004 by and between Royco Hotels, Inc., TRS Leasing, Inc., TRS Subsidiary, LLC and SPPR TRS Subsidiary, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 1, 2007).

10.12 Loan Agreement dated January 13, 2005 by and between the Company and Great Western Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2005).

10.13 Second Amendment to Loan Agreement dated February 22, 2007 between the Company and Great Western Bank (incorporated by reference to the Company’s Current Report on Form 8-K dated February 22, 2007).

10.14 Promissory Notes, Loan Agreement and form of Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated August 18, 2006, by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2006).

10.15 Unconditional Guaranty of Payment and Performance, dated August 18, 2006, by the Company to and for the benefit of General Electric Capital Corporation (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 17, 2006).

10.16 Promissory Note, Loan Agreement and form of Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated January 5, 2007, by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 5, 2007).

10.17 Employment Agreement dated as of September 1, 2005 by and between the Company and Paul Schulte (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2005).

10.18 Employment Agreement dated as of September 1, 2005 by and between the Company and Don Heimes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 25, 2005).

10.19 Director and Named Executive Officers Compensation, is incorporated by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2006,”, “Outstanding Equity Awards at Fiscal Year-End”, and “Director Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 24, 2007.

21.0	* Subsidiaries.

23.1	* Consent of KPMG LLP.

31.1	* Section 302 Certification of Chief Executive Officer.

31.2	* Section 302 Certification of Chief Financial Officer.

32.1	* Section 906 Certifications.

99.1	* Unaudited Pro Forma Consolidated Financial Data

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

SUPERTEL HOSPITALITY, INC.

	By:	/s/ Paul J. Schulte
March 20, 2007		Paul J. Schulte
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated above.

By:	/s/ Paul J. Schulte	By:	/s/ Joseph Caggiano
	Paul J. Schulte		Joseph Caggiano
	President and Chief Executive Officer (principal executive officer)		Director

By:	/s/ Donavon A. Heimes	By:	/s/ Jeffrey M. Zwerdling
	Donavon A. Heimes		Jeffrey M. Zwerdling
	Chief Financial Officer, Treasurer and Corporate Secretary (principal financial and accounting officer)		Director

By:	/s/ Paul J. Schulte	By:	/s/ Allen L. Dayton
	Paul J. Schulte		Allen L. Dayton
	Chairman of the Board		Director

By:	/s/ Steve H. Borgmann	By:	/s/ George R. Whittemore
	Steve H. Borgmann		George R. Whittemore
	Director		Director

By:	/s/ Loren Steele	By:	/s/ Patrick J. Jung
	Loren Steele		Patrick J. Jung
	Director		Director