Form 10-Q
period 2007-03-31
SUPERTEL HOSPITALITY INC
filed 2007-05-11
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-25060

SUPERTEL HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of April 30, 2007, there were 19,964,600 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Investments in hotel properties	$279,702	$254,241
Less accumulated depreciation	65,972	63,509

	213,730	190,732

Cash and cash equivalents	1,647	5,436
Accounts receivable	1,780	1,332
Prepaid expenses and other assets	4,855	3,116
Deferred financing costs, net	1,585	1,532

	$223,597	$202,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$10,384	$8,905
Long-term debt	114,465	94,878

	124,849	103,783

Minority interest in consolidated partnerships	3,476	3,528

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; 1,347,780 and 1,515,258 shares outstanding, liquidation preference of $13,478	13	15
Preferred stock warrants	53	53
Common stock, $.01 par value, 25,000,000 shares authorized; 19,916,272 and 19,074,903 shares outstanding.	199	191

Additional paid-in capital	112,672	109,319
Distributions in excess of retained earnings	(17,665)	(14,741)

	95,272	94,837

	$223,597	$202,148

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
REVENUES
Room rentals and other hotel services	$19,348	$15,690

EXPENSES
Hotel and property operations	14,676	11,696
Depreciation and amortization	2,584	2,056
General and administrative	924	679

	18,184	14,431

EARNINGS BEFORE LOSSES ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE, MINORITY INTEREST AND INCOME TAX BENEFIT	1,164	1,259

Losses on dispositions of assets	—	(4)
Other income	35	30
Interest expense	(2,099)	(1,756)
Minority interest	(43)	(48)

LOSSES BEFORE INCOME TAX BENEFIT	(943)	(519)

Income tax benefit	550	324

NET LOSS	(393)	(195)

Preferred stock dividend	(290)	(304)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(683)	$(499)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS
EPS Basic	$(0.03)	$(0.04)

EPS Diluted	$(0.03)	$(0.04)

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(393)	$(195)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,584	2,056
Amortization of deferred financing costs	82	87
Loss on dispositions of assets	—	4
Imputed interest on notes payable	—	42
Minority interest	43	48
Deferred income taxes	(550)	(324)
Changes in operating assets and liabilities:
Increase in assets	(2,190)	(271)
Increase in liabilities	1,116	255

Net cash provided by operating activities	692	1,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(1,305)	(1,730)
Acquisition and development of hotel properties	(24,277)	(1,330)
Proceeds from sale of assets	3	—

Net cash used in investing activities	(25,579)	(3,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(135)	(8)
Principal payments on long-term debt	(671)	(627)
Proceeds from long-term debt	20,258	3,716
Distributions to minority partners	(94)	(80)
Common stock offering	3,359	—
Dividends paid to common shareholders	(1,328)	(845)
Dividends paid to preferred shareholders	(291)	(310)

Net cash provided by financing activities	21,098	1,846

Increase (decrease) in cash and cash equivalents	(3,789)	488

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,436	1,163

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,647	$1,651

NON CASH FINANCING ACTIVITIES
Dividends declared common	2,241	1,086
Dividends declared preferred	290	304
Dividends declared common units	42	33
Conversion of Preferred Stock to Common Stock	2	—
ADDITIONAL INFORMATION
Interest paid	$2,041	1,674

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 87 properties with the exception of furniture, fixtures and equipment held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, SLP or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interest in six properties are held directly by either SPPR-Hotels, LLC (SHLLC) or SPPR-South Bend, LLC (SSBLLC). SHI is the sole general partner in SLP and at March 31, 2007, owned approximately 97% of the Units in SLP. SLP is the general partner in SBILP. At March 31, 2007, SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc and SPPR Holdings, Inc. (SPPRHI). SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, and SLP owned 100% of SSBLLC.

As of March 31, 2007, we owned 86 limited service hotels and 7 extended stay hotels and one office building. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries TRS Subsidiary, LLC and SPPR TRS Subsidiary, LLC (collectively “TRS Lessee”), and are managed by Royco Hotels Inc (Royco Hotels) formerly known as Royal Host Management Inc.

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

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of March 31, 2007, the consolidated statements of operations for the three months ended March 31, 2007 and 2006, and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(Unaudited)

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

Hotel Acquisitions

On January 5, 2007, Supertel Limited Partnership acquired five hotels from Motels of America LLC (“MOA”). The $24 million purchase price for the five hotels was funded by $8.4 million of cash and borrowings from Supertel Hospitality’s existing credit facilities with Great Western Bank and a $15.6 million term loan from General Electric Capital Corporation (“GECC”). The hotels are located in: Columbus, Georgia; Boise, Idaho; Terre Haute, Indiana; Ellsworth, Maine; and Billings, Montana.

The results of the acquired properties’ operations have been included in the consolidated financial statements since their dates of acquisition.

The following summarizes the estimated fair value of the assets acquired for five MOA hotels as of the dates of their acquisition (in thousands):

Investment in hotel properties:
Land	$2,465
Building	21,081
Furniture, fixtures & equipment	731

Total assets acquired	$24,277

The investment in properties represents the estimated fair value of the hotel properties based on the purchase price.

The following unaudited pro forma financial data gives effect to the acquisition of the seven Savannah Suites hotels acquired in August and November of 2006 and to the acquisition of the five MOA hotels acquired in January 2007. The acquisition of the five MOA hotels was the only significant acquisition in the first quarter of 2007.

The unaudited pro forma financial data for the quarter ended March 31, 2006 is presented as if the acquisition of the seven hotels from Savannah Suites and the five hotels from MOA had occurred on January 1, 2006.

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

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(Unaudited)

Pro Forma Consolidated
(in thousands, except per share data)
For Three Months Ended March 31, 2006

Revenues	$19,048
Loss from continuing operations	$(713)
Net loss	$(389)
Net loss available to common shareholders	$(693)
Net loss per share—basic and diluted	$(0.06)

The information presented represents the activity for these acquired properties from and including January 1, for the period presented to, but not including, the date of our acquisition. The net loss per share was calculated using 12,064,283 weighted average number of shares outstanding.

The quarter ended March 31, 2006 pro forma financial data reflects the following adjustments for the seven Savannah Suites hotels and the five MOA hotels:

•	hotel operating expenses reflect the cost reductions resulting from reduced management fees and insurance expense;

•	depreciation expense is adjusted for acquired depreciable basis; and

•	interest expense includes the additional interest and amortization of deferred financing costs.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The weighted average number of shares used in the basic and diluted EPS computation for the three months ended March 31, 2007 and 2006 were 19,645,948 and 12,064,283, respectively.

Preferred and Common Limited Partnership Units in SLP

At March 31, 2007 and 2006 there were 372,195 of SLP common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the common unit holders (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). In addition, the 195,610 shares of SLP preferred operating units are antidilutive.

Preferred Stock of SHI

At March 31, 2007, there were 1,347,780 shares of Series A Convertible Preferred Stock and 126,311 preferred stock warrants outstanding. A total of 167,478 shares of Series A Convertible Preferred Stock was converted to 296,433 shares of common stock, during the three months ended March 31, 2007.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(Unaudited)

The convertible provision of the Series A Convertible Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, is antidilutive for the earnings per share computation for the three months ending March 31, 2007. The preferred stock is antidilutive for the three months ending March 31, 2007, therefore the preferred stock warrants were excluded from the computation of diluted earnings per share.

Stock Options

The potential common shares represented by outstanding stock options for the three months ended March 31, 2007 totaled 100,000 of which 81,806 shares are assumed to be purchased with proceeds from the exercise of stock options resulting in 18,194 shares that are antidilutive.

Debt Financing

On January 5, 2007, Supertel Limited Partnership acquired five hotels from Motels of America LLC. The $24 million purchase price for the five hotels was funded by $8.4 million of cash and borrowings from Supertel Hospitality’s existing credit facilities with Great Western Bank and a $15.6 million term loan from General Electric Capital Corporation (“GECC”). The hotels are located in: Columbus, Georgia; Boise, Idaho; Terre Haute, Indiana; Ellsworth, Maine; and Billings, Montana.

On February 6, 2007, Supertel Limited Partnership entered into a $3.4 million term loan from General Electric Capital Corporation (“GECC”), secured with the Savannah Hotel, located in Atlanta, Georgia.

On February 22, 2007, SHI entered into a Second Amendment to Loan Agreement with Great Western Bank which amends the Loan Agreement dated January 13, 2005 between the parties by: (a) increasing the loan limit from $20 million to $34 million; (b) increasing the loan to value ratio component of the borrowing base and related covenants from 60% to 65%; (c) decreasing the interest rate 75 basis points to prime minus .75%; and (d) extending the maturity date from January 13, 2008 to February 22, 2009.

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

Three Months Ended March 31, 2007 and 2006

(Unaudited)

Options

The Company has a 2006 Stock Plan (the “Plan”) which has been approved by the Company’s shareholders. The Plan authorized the grant of stock options, stock appreciation rights, restricted stock and stock bonuses for up to 200,000 shares of common stock.

As of March 7, 2007, 100,000 stock options have been awarded under the Plan. The options have an exercise price of $5.89, which is equal to the average of the high and low sales price of the stock as reported on the National Association of Securities Dealers Automated Quotation system (NASDAQ) on May 25, 2006, the date of grant. The options vested on December 31, 2006 and have an expiration date of May 25, 2010. A total of 100,000 shares of common stock have been reserved for issuance pursuant to the Plan with respect to the granted options.

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life, the dividend rate and expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The following table summarizes the estimates used in the Black-Scholes option-pricing model related to the 2006 stock option grants:

Volatility	22.00%
Expected dividend yield	6.20%
Expected term (in years)	3.92
Risk free interest rate	4.82%

The following table summarizes the Company’s activities with respect to its stock options for the three month period ended March 31, 2007 as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Fair Value
Outstanding at December 31, 2006	100,000	$5.89	$69
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at March 31, 2007	100,000	$5.89	$69

Exercisable at March 31, 2007	100,000	$5.89	$69

Share-Based Compensation Expense

There was no expense recognized in the consolidated financial statements for the three months ended March 31, 2007 and 2006 for share-based compensation expense related to employees and directors.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(Unaudited)

Income Taxes

For the three months ended March 31, 2007, the TRS reflected an income tax benefit of $550,000 which is comprised of a net state and local tax benefit of $96,000 and a federal tax benefit of $454,000.

The components of a TRS income tax benefit were as follows (dollars in thousands):

	For the three months ended March 31,
	2007	2006
Federal
Deferred	$454	$267
State & Local
Deferred	96	57

Total income tax benefit	$550	$324

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following difference (dollars in thousands):

	For the three months ended March 31,
	2007	2006
“Expected” federal tax benefit at 34%	$467	$257
State income tax benefit, net of federal income tax effect	64	45
Other, net	19	22

Income tax benefit	$550	$324

The TRS has estimated its income tax benefit using a combined federal and state rate of 40%. As of March 31, 2007, TRS had a deferred tax asset of $1.3 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2023. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent year cannot be reasonably estimated.

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(Unaudited)

liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Adoption of New Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of this interpretation as of January 1, 2007, did not have a material impact on the Company’s consolidated financial position or results of operations.

During 2006, the Emerging Issues Task Force issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement” (that is, gross versus net presentation) for tax receipts on the face of their income statements. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes (gross receipts taxes are excluded). EITF Issue No. 06-3 concludes that the presentation of taxes on either a gross basis (included in revenue and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Company has historically presented such taxes on a net basis. We adopted EITF Issue No. 06-3 effective January 1, 2007 and the adoption did not have an impact on our results of operations or financial position.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe adoption will have a material effect on the Company’s results of operation or financial position.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

(Unaudited)

Subsequent Events

On April 4, 2007, SPPR – BMI, LLC (“SPPR”), a single-purpose bankruptcy remote entity 99% owned by Supertel Limited Partnership (a limited partnership 97% owned by Supertel Hospitality, Inc.) and 1% owned by SPPR-BMI Holdings, Inc. (a wholly owned subsidiary of Supertel Hospitality, Inc.), acquired four hotels from Waterloo Hospitality, Inc. (“Waterloo”). The purchase price for the four hotels was $30,901,000. The hotels consist of: a Comfort Inn in Alexandria, Virginia; a Days Inn in Alexandria, Virginia; a Days Inn in Fredericksburg (South), Virginia; and a Days Inn in Shreveport, Louisiana. The four hotels are part of a six hotel portfolio that Supertel agreed to purchase from Budget Motels, Inc. and Waterloo. SHI expects to complete the acquisition of the two remaining hotels, a Days Inn in Bossier City, Louisiana and a Days Inn in Fredericksburg (North), Virginia, on or about July 31, 2007 for approximately $7.7 million. Supertel commenced leasing these two hotels on April 4, 2007.

The $30.9 million purchase price for the four hotels was funded on April 4, 2007 by approximately $19.5 million of borrowings from SHI’s existing credit facility with Great Western Bank and SPPR’s assumption of four loans with an aggregate outstanding principal balance of approximately $11.4 million. The assumed loans require monthly principal and interest payments based on a 22 year amortization (which commenced in February 1998). The principal balance is due and payable on March 1, 2020 and the loans bear interest at 7.375%.

The Company acquired on April 10, 2007, the 127-room Tara Inn and Suites in Jonesboro, Georgia. The purchase price of $6.0 million was funded by borrowings from the Company’s existing credit facilities with Great Western Bank.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our annual report on Form 10-K for the fiscal year ended December 31, 2006. Results for the three months ended March 31, 2007 are not necessarily indicative of results that may be attained in the future.

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of March 31, 2007 we owned 93 hotels in 22 states. Our hotels operate under several national franchise brands.

Our significant events for the three months ended March 31, 2007 include:

•	On January 1, 2007, as described below, we amended our hotel management agreement with Royco Hotels, the manager of our hotels.

•	We declared dividends for the first quarter ended March 31, 2007 of $.11 1/4 per share, an increase of $.02 1/4 from the first quarter 2006 of $.09 per share.

•	We acquired five hotels from Motels of America LLC. The hotels are located in: Georgia, Idaho, Indiana, Maine and Montana. The purchase price was approximately $24 million.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

•

On January 17, 2007, we entered into an agreement to purchase, subject to customary closing conditions, seven hotels from Musselman Hotels II, LLC. The purchase price for the hotels is approximately $14.4 million. The hotels are located in Kentucky.

•	On February 14, 2007, we entered into an agreement to purchase Tara Inn and Suites, located in Jonesboro, GA. We completed the purchase on April 10, 2007 for approximately $6 million.

•

On February 22, 2007, we entered into a Second Amendment to Loan Agreement with Great Western Bank which amends the Loan Agreement dated January 13, 2005 between the parties by increasing the loan limit from $20 million to $34 million. This revolving credit facility is used for acquisitions and general corporate purposes.

•

On March 7, 2007, we entered into an agreement to purchase, subject to customary closing conditions, fifteen hotels, which are operated under the Masters Inn name. The purchase price for the hotels is $42.7 million, which SHI intends to fund from existing credit facilities and new borrowings to be negotiated.

Recent Events

The Company acquired on April 4, 2007, four hotels from Waterloo Hospitality, Inc. The hotels are located in Virginia (3) and Louisiana. The purchase price was approximately $30.9 million. The four hotels are part of a six hotel portfolio that Supertel agreed on February 9, 2007 to purchase from Budget Motels, Inc and Waterloo Hospitality, Inc. The Company expects to complete the acquisition of the two remaining hotels, located in Louisiana and Virginia on or about July 31, 2007. Supertel currently leases these two hotels.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnerships, Supertel Limited Partnership and E & P Financing Limited Partnership, limited partnerships, limited liability companies or other subsidiaries of our operating partnerships. We currently own, indirectly, an approximate 97% general partnership interest in Supertel Limited Partnership and a 100% partnership interest in E & P Financing Limited Partnership.

As of March 31, 2007, we owned 86 limited service hotels and 7 extended stay hotels and one office building. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries TRS Subsidiary, LLC and SPPR TRS Subsidiary, LLC (collectively “TRS Lessee”), and are managed by Royco Hotels Inc (Royco Hotels) formerly known as Royal Host Management Inc.

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

Significant Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make certain estimates and judgments that affect the Company’s financial position and results of operations. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 22, 2007. There have been no changes in the Company’s accounting policies since December 31, 2006.

Adoption of New Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of this interpretation as of January 1, 2007, did not have a material impact on the Company’s consolidated financial position or results of operations.

During 2006, the Emerging Issues Task Force issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement” (that is, gross versus net presentation) for tax receipts on the face of their income statements. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes (gross receipts taxes are excluded). EITF Issue No. 06-3 concludes that the presentation of taxes on either a gross basis (included in revenue and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Company has historically presented such taxes on a net basis. We adopted EITF Issue No. 06-3 effective January 1, 2007 and the adoption did not have an impact on our results of operations or financial position.

General

The discussion that follows is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2007 and 2006, and should be read along with the consolidated financial statements and notes.

The comparisons below reflect the revenues and expenses of the Company’s 93 and 77 hotels owned as of March 2007 and March 2006, respectively.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Results of Operations

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006.

Operating results are summarized as follows (in thousands):

	2007	2006	Variance
Revenues	$19,348	$15,690	$3,658
Hotel and property operations expenses	(14,676)	(11,696)	(2,980)
Interest expense	(2,099)	(1,756)	(343)
Depreciation and amortization expense	(2,584)	(2,056)	(528)
General and administrative expenses	(924)	(679)	(245)
Losses on dispositions of assets	—	(4)	4
Other income	35	30	5
Minority interest	(43)	(48)	5
Income tax benefit	550	324	226

Net loss	$(393)	$(195)	$(198)

Revenues and Operating Expenses

Revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, increased $3.6 million or 23.3%, which was due to the increase in revenue from 16 hotels which were acquired after the first quarter of 2006. The increase in revenues for the same period of 2007 over 2006 was also due in part to a 1.2% increase in average daily rate (ADR) to $55.66, offset partially by a 1.3% decrease in revenue per available room (RevPAR) to $31.03 for the limited service hotels. The first quarter of 2007 reflects a full quarter of results from its extended stay hotels, while the year ago quarter does not, because the Company did not acquire its extended stay hotels until the third quarter of 2006. The extended stay hotels are economy hotels with significantly lower ADR and RevPAR than limited service hotels. For the quarter, the extended stay hotels portfolio had an ADR of $26.55 and a RevPAR of $16.53. For the first quarter of 2007 compared to the first quarter of 2006, ADR for the entire hotel portfolio decreased 7.7% to $50.80 and RevPAR for the entire hotel portfolio decreased 8.3% to $28.83, reflecting in part the impact of the lower ADR and RevPAR typical for economy extended stay hotels. The occupancy for all hotels for the three months ended March 31, 2007 decreased .7% from that of the year ago period.

During the first quarter of 2007, hotel and property operations expenses increased $3.0 million, of which $2.6 million was from hotels acquired after first quarter of 2006, and $0.4 million, which was primarily caused by increased advertising, utilities, and snow removal costs, was from the same store hotel portfolio.

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense increased by $343,000, due primarily to increased debt used for hotel acquisitions. The depreciation and amortization expense increased $528,000 for the three months ended March 31, 2007 compared to the year ago period. This is primarily related to hotel acquisitions as well as asset additions for the other hotels outpacing the amount of assets exceeding their useful life. The general and administration expense for the same period increased $245,000 compared to the year ago period. This is primarily related to increases in salaries and professional fees, which was primarily due to the Company’s acquisition activities.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Income Tax Benefit

The income tax expense (benefit) is related to the taxable earnings (loss) from the Company’s taxable subsidiary, the TRS Lessee. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 40%. The tax benefit is a result of TRS Lessee’s losses for the three months ended March 31, 2007 and the year ago period. The income tax expense (benefit) will vary based on the taxable earnings of the TRS Lessee, a C corporation.

The income tax benefit increased by approximately $226,000 during the three months ended March 31, 2007 compared to the year ago period, due to an increased loss by the TRS Lessee for the same periods.

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

Financing

At March 31, 2007, the Company had long-term debt of $114.5 million, consisting of notes and mortgages payable, with a weighted average term to maturity of 7.2 years and a weighted average interest rate of 7.2%. Aggregate annual principal payments for the remainder of 2007 and thereafter are as follows (in thousands):

2007	$2,324
2008	2,950
2009	17,235
2010	3,464
2011	3,791
Thereafter	84,701

$114,465

The maturities in 2007, approximately $2.3 million, consist of principal amortization on mortgage loans, which the Company expects to fund through cash flows from operations.

The Company is required to comply with certain quarterly covenant compliance tests for some of its lenders. As of March 31, 2007, the Company is in compliance with the debt covenants of its lenders.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

On January 5, 2007, Supertel Limited Partnership acquired five hotels from Motels of America LLC. The $24 million purchase price for the five hotels was funded by $8.4 million of cash and borrowings from Supertel Hospitality’s existing credit facilities with Great Western Bank and a $15.6 million term loan from General Electric Capital Corporation (“GECC”). The hotels are located in: Columbus, Georgia; Boise, Idaho; Terre Haute, Indiana; Ellsworth, Maine; and Billings, Montana.

On February 6, 2007, Supertel Limited Partnership entered into a $3.4 million term loan from General Electric Capital Corporation (“GECC”), secured with the Savannah Hotel, located in Atlanta, Georgia.

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

The Company acquired on April 10, 2007, the 127-room Tara Inn and Suites in Jonesboro, Georgia. The purchase price of $6.0 million was funded by borrowings from the Company’s existing credit facilities with Great Western Bank.

As of May 1, 2007, we have entered into agreements to purchase 24 limited service hotels, subject to customary purchase conditions, for an aggregate purchase price of approximately $64.8 million. We intend to fund the acquisitions from existing credit facilities and new borrowings to be negotiated.

Redemption of Preferred and Common Operating Partnership Units

We own, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 97% general partnership interest in Supertel Limited Partnership, through which we own 37 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 3% is held by limited partners who hold, as of March 31, 2007, 372,195 common operating partnership units and 195,610 preferred operating partnership units. Each limited partner of Supertel Limited Partnership may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common or preferred units, at any time after a specified period following the date he or she acquired the units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, in our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock. The preferred units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership. There were no common operating partnership units or preferred operating partnership units converted during the three months ended March 31, 2007.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$167,445	$9,546	$35,778	$19,960	$102,161
Land leases	3,586	45	121	138	3,282
Capitalized lease including interest	38	14	24	—	—

Total contractual obligations	$171,069	$9,605	$35,923	$20,098	$105,443

The column titled Less than 1 Year represents payments due for the balance of 2007.

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

Funds from Operations

The Company’s funds from operations (“FFO”) for the three months ended March 31, 2007 were $1.9 million, representing an increase of $0.3 million from FFO of $1.6 million reported for the three months ended March 31, 2006. FFO is reconciled to net earnings as follows (in thousands):

	Three months ended March 31,
	2007	2006
Net loss available to common shareholders	$(683)	$(499)
Depreciation and amortization	2,584	2,056
Net loss on disposition of real estate assets	—	4

FFO available to common shareholders	$1,901	$1,561

FFO is a non-GAAP financial measure. The Company considers FFO to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings (loss), for an understanding of the Company’s operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or

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

The Company uses FFO as a performance measure to facilitate a periodic evaluation of its operating results relative to those of its peers, who like Supertel Hospitality, Inc., are typically members of NAREIT. The Company considers FFO a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assume that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, the Company believes that FFO provides a meaningful indication of its performance.

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following tables present the Company’s RevPAR, ADR and Occupancy, by state and franchise affiliation, for the three months ended March 31, 2007 and 2006, respectively. The comparisons below include the Company’s 93 and 77 hotels for the respective quarters.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Company’s RevPAR, ADR, and Occupancy, by state, for the three months ended March 31, 2007 and 2006, respectively, were as follows:

	Three months ended March 31, 2007			Three months ended March 31, 2006
State	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Limited Service:
Arkansas	$23.92	51.4%	$46.52	$27.29	56.3%	$48.50
Delaware	48.89	53.6%	91.19	48.95	60.5%	80.92
Florida	71.63	76.5%	93.64	71.31	80.2%	88.94
Georgia	43.56	85.1%	51.18	—	—	—
Idaho	34.75	72.8%	47.74	—	—	—
Indiana	40.09	59.1%	67.78	43.64	60.3%	72.35
Iowa	25.38	57.3%	44.32	22.48	53.5%	42.03
Kansas	28.04	57.4%	48.89	26.19	55.3%	47.38
Kentucky	28.08	52.0%	54.01	35.76	58.2%	61.40
Maine	20.46	47.6%	42.95	—	—	—
Maryland	46.46	54.1%	85.84	46.46	58.0%	80.16
Missouri	23.17	50.1%	46.23	22.17	51.5%	43.02
Montana	29.07	54.5%	53.31	—	—	—
Nebraska	24.20	52.8%	45.83	22.57	51.0%	44.26
North Carolina	36.64	56.5%	64.89	36.99	61.4%	60.21
Pennsylvania	28.08	46.3%	60.66	29.06	48.9%	59.38
South Dakota	22.76	53.8%	42.29	23.14	51.1%	45.25
Tennessee	28.19	41.0%	68.74	45.66	70.2%	65.04
Virginia	32.51	54.1%	60.13	37.06	66.7%	55.59
West Virginia	45.19	70.3%	64.24	41.82	68.6%	60.94
Wisconsin	27.10	52.5%	51.59	26.36	53.1%	49.66

Subtotal	31.03	55.8%	55.66	31.44	57.1%	55.02

Limited Service-Extended Stay:
Georgia (1)	17.33	63.5%	27.30	—	—	—
South Carolina (1)	12.17	55.6%	21.90	—	—	—

Subtotal	16.53	62.3%	26.55	—	—	—

Total Limited Service Portfolio	$28.83	56.7%	$50.80	$31.44	57.1%	$55.02

(1)	Extended stay hotels acquired in August and November 2006.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Company’s RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended March 31, 2007 and 2006, respectively, were as follows:

	Three months ended March 31, 2007			Three months ended March 31, 2006
Flag	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Super 8	$25.35	55.9%	$45.35	$22.90	52.2%	$43.90
Comfort Inn/Comfort Suites	35.88	54.2%	66.14	38.77	60.4%	64.15
Hampton Inn	66.50	75.3%	88.25	59.95	76.2%	78.63
Holiday Inn Express	32.45	52.3%	61.99	35.58	58.0%	61.36
Ramada Limited	63.62	79.2%	80.32	67.76	83.7%	80.98
GuestHouse Inn	50.13	63.9%	78.49	58.45	77.1%	75.79
Days Inn	25.83	47.4%	54.45	29.92	52.6%	56.93
Sleep Inn	53.11	75.6%	70.24	49.52	83.0%	59.68
All Others (2)	25.33	38.4%	66.00	47.59	62.9%	75.67

Subtotal	31.03	55.8%	55.66	31.44	57.1%	55.02

Savannah Suites (1)	16.53	62.3%	26.55	—	—	—

Total Portfolio	$28.83	56.7%	$50.80	$31.44	57.1%	$55.02

(1)	Extended stay hotels acquired in August and November 2006.
(2)	“All Others” category for 2007 presents information for five hotels, consisting of the Company’s two Supertel Inn Hotels, two independent hotels and the Suites of Key Largo Hotel. The 2006 reflects one Supertel Inn Hotel (formerly a Hampton Inn for the period ended March 31, 2006) and Suites of Key Largo Hotel. None of the “All Others” hotels are affiliated with a national franchise for the period ended March 31, 2007.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s market risk exposure subsequent to December 31, 2006.

Item 4.	CONTROLS AND PROCEDURES

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

For the three months ended March 31, 2007, the Company issued 296,433 shares of common stock upon the conversion of 167,478 shares of the Series A Convertible Preferred Stock , at a conversion price of $5.66 per share of common stock (equivalent to a conversion rate of 1.77 shares of common stock for each share of Series A Convertible Preferred Stock). The shares of common stock were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided under Section 3(a)(9) of the Securities Act. The Company received no additional consideration for the conversion.

Item 5.	OTHER INFORMATION

Summary Financial Data

The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the consolidated statements of operations and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Part II. OTHER INFORMATION:

(In thousands, except per share and statistical data)
	Three months ended March 31,
	2007	2006
Losses from continuing operations before income taxes	$(943)	$(519)

Net loss available to common shareholders	$(683)	$(499)

Earnings per share—basic	$(0.03)	$(0.04)

Earnings per share—diluted	$(0.03)	$(0.04)

EBITDA (1)	$3,783	$3,341

FFO available to common shareholders (2)	$1,901	$1,561

FFO per share—basic	0.10	0.13

FFO per share—diluted	0.10	0.13

Net cash flow:
Provided by operating activities	$692	$1,702
Used in investing activities	$(25,579)	$(3,060)
Provided by financing activities	$21,098	$1,846

Weighted average number of shares outstanding for:
calculation of earnings per share—basic	19,646	12,064

calculation of earnings per share—diluted	19,646	12,064

Weighted average number of shares outstanding for:
calculation of FFO per share—basic	19,646	12,064

calculation of FFO per share—diluted	19,664	12,064

RECONCILIATION OF NET LOSS TO EBITDA
Net loss available to common shareholders	$(683)	$(499)
Interest	2,099	1,756
Income tax benefit	(550)	(324)
Depreciation and amortization	2,584	2,056
Minority interest	43	48
Preferred stock dividend	290	304

EBITDA (1)	$3,783	$3,341

RECONCILIATION OF NET LOSS TO FFO
Net loss available to common shareholders	$(683)	$(499)
Depreciation and amortization	2,584	2,056
Net loss on disposition of assets	—	4

FFO available to common shareholders (2)	$1,901	$1,561

ADDITIONAL INFORMATION
Average Daily Rate	$50.80	$55.02
Revenue Per Available Room	$28.83	$31.44
Occupancy	56.7%	57.1%

Part II. OTHER INFORMATION, CONTINUED:

(1) EBITDA is a non-GAAP financial measure. With respect to EBITDA, the Company believes that excluding the effect of non-operating expenses and non-cash charges, all of which are also based on historical cost accounting and may be of limited significance in evaluating current performance, can help eliminate the accounting effects of depreciation and amortization, and financing decisions and facilitate comparisons of core operating profitability between periods and between REITs, even though EBITDA also does not represent an amount that accrues directly to common shareholders.

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

(2) FFO is a non-GAAP financial measure. The Company considers FFO to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings (loss), for an understanding of the Company’s operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from sales of real estate assets, plus depreciation and amortization of real estate assets. The Company believes its method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner; therefore, the Company’s calculation may not be the same as the calculation of FFO for similar REITs.

The Company uses FFO as a performance measure to facilitate a periodic evaluation of its operating results relative to those of its peers, who like Supertel Hospitality, Inc., are typically members of NAREIT. The Company considers FFO a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assume that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, the Company believes that FFO provides a meaningful indication of its performance.

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

Dated this 10th day of May, 2007

By:	/s/ Donavon A. Heimes
Donavon A. Heimes
Chief Financial Officer, Treasurer, and Secretary

Dated this 10th day of May, 2007