Form 10-Q
period 2007-06-30
SUPERTEL HOSPITALITY INC
filed 2007-08-14
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-25060

SUPERTEL HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

YES  ☐    NO  ☒

As of July 31, 2007, there were 20,413,804 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Investments in hotel properties	$369,299	$254,241
Less accumulated depreciation	68,926	63,509

	300,373	190,732

Cash and cash equivalents	3,040	5,436
Accounts receivable	2,905	1,332
Prepaid expenses and other assets	4,521	3,116
Deferred financing costs, net	1,979	1,532

	$312,818	$202,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$15,106	$8,905
Debt	199,136	94,878

	214,242	103,783

Minority interest in consolidated partnerships	3,478	3,528

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 40,000,000 and 10,000,000 shares authorized; 1,096,218 and 1,515,258 shares outstanding, liquidation preference of $10,962	11	15
Preferred stock warrants	53	53
Common stock, $.01 par value, 100,000,000 and 25,000,000 shares authorized; 20,361,531 and 19,074,903 shares outstanding.	203	191
Additional paid-in capital	112,679	109,319
Distributions in excess of retained earnings	(17,848)	(14,741)

	95,098	94,837

	$312,818	$202,148

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Room rentals and other hotel services	$30,820	$20,118	$50,167	$35,808

EXPENSES
Hotel and property operations	20,582	13,470	35,258	25,166
Depreciation and amortization	3,018	2,077	5,602	4,133
General and administrative	927	708	1,850	1,387

	24,527	16,255	42,710	30,686

EARNINGS BEFORE LOSS ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE, MINORITY INTEREST AND INCOME TAX BENEFIT (EXPENSE)	6,293	3,863	7,457	5,122
Net loss on dispositions of assets	—	(1)	—	(5)
Other income	42	31	77	61
Interest expense	(3,392)	(1,867)	(5,491)	(3,623)
Minority interest	(99)	(103)	(142)	(151)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,844	1,923	1,901	1,404
Income tax benefit (expense)	(438)	(317)	112	7

NET INCOME	2,406	1,606	2,013	1,411
Preferred stock dividend	(248)	(305)	(538)	(609)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,158	$1,301	$1,475	$802

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
EPS Basic	$0.11	$0.11	$0.07	$0.07

EPS Diluted	$0.11	$0.11	$0.07	$0.07

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,013	$1,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,602	4,133
Amortization of deferred financing costs	171	167
Loss on dispositions of assets	—	5
Imputed interest on notes payable	—	85
Minority interest	142	151
Deferred income taxes	(112)	(7)
Share-based compensation	9	11
Changes in operating assets and liabilities:
Increase in assets	(2,984)	(985)
Increase in liabilities	5,298	1,717

Net cash provided by operating activities	10,139	6,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(4,414)	(2,568)
Acquisition and development of hotel properties	(92,523)	(6,434)
Proceeds from sale of assets	6	2

Net cash used in investing activities	(96,931)	(9,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(618)	(9)
Principal payments on long-term debt	(1,416)	(1,243)
Proceeds from long-term debt	87,368	6,718
Distributions to minority partners	(107)	(167)
Common stock offering	3,359	—
Dividends paid to common shareholders	(3,652)	(1,931)
Dividends paid to preferred shareholders	(538)	(614)

Net cash provided by financing activities	84,396	2,754

Increase (decrease) in cash and cash equivalents	(2,396)	442
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,436	1,163
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,040	$1,605

NON CASH FINANCING ACTIVITIES
Dividends declared common	4,582	2,292
Dividends declared preferred	538	609
Dividends declared common units	85	70
Conversion of Preferred Stock to Common Stock	4	—
Capital lease obligation	6,950	—
Assumed debt for acquisitions	11,356	—
ADDITIONAL INFORMATION
Interest paid	$4,839	$3,398

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 103 properties with the exception of furniture, fixtures and equipment held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI is the sole general partner in Supertel Limited Partnership and at June 30, 2007, owned approximately 97% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At June 30, 2007, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC.

As of June 30, 2007, the Company owned 113 limited service hotels and one office building and leased two hotels. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels Inc (Royco Hotels) formerly known as Royal Host Management Inc, and HLC Hotels Inc.

The hotel management agreement with Royco Hotels, the manager of 100 of the Company’s hotels, was amended effective January 1, 2007. The amendment, among other things, provides for: (a) the amendment of the base management fee calculation so that the base management fee is reduced as a percentage of gross hotel revenue (ranging from 4.25% to 3.0%) as revenues increase above certain thresholds; (b) the automatic extension of the term of the management agreement for five years (unless Royco Hotels elects otherwise) in the event of a specified return on SHI’s hotel investment for the four years ended December 31, 2010; (c) an increase in the termination fee payable to Royco Hotels under certain circumstances equal to the greater of (i) $3.6 million less an amount equal to $.1 million multiplied by the number of months after December 31, 2006 preceding the month of termination or (ii) 50% of the base management fee paid to Royco Hotels during the twelve months prior to notice of termination; and (d) the base compensation of Royco Hotels district managers to be included in the operating expenses paid by TRS Lessee.

On May 16, 2007 Supertel Limited Partnership acquired 15 hotels which are operated under the Masters Inn name. In connection with the acquisition, TRS, the lessee of the 15 hotels, entered into a management agreement with HLC Hotels, Inc. (“HLC”), an affiliate of the sellers of the hotels. The management agreement provides for HLC to operate and manage the 15 hotels for a term of two years and receive management fees equal to five percent of the gross revenues derived from the operation of the hotels. The management agreement requires TRS to reimburse HLC for all budgeted direct operating costs and expenses incurred in the operation of the hotels. HLC, an eligible independent contractor, also manages other hotels for parties unrelated to Supertel.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of June 30, 2007, the consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

Hotel Acquisitions

On January 5, 2007, Supertel Limited Partnership acquired five hotels from Motels of America LLC (“MOA”). The $24 million purchase price for the five hotels was funded by $8.4 million of cash and borrowings from the Company’s existing credit facilities with Great Western Bank, and a $15.6 million term loan from General Electric Capital Corporation. The hotels are located in: Columbus, Georgia; Boise, Idaho; Terre Haute, Indiana; Ellsworth, Maine; and Billings, Montana.

On April 4, 2007, SBMILLC acquired four hotels from Waterloo Hospitality, Inc. The $30.9 million purchase price for the four hotels was funded by approximately $19.5 million of borrowings from Supertel’s existing credit facility with Great Western Bank and SBMILLC’s assumption of four loans with an aggregate outstanding principal balance of approximately $11.4 million. The assumed loans require monthly principal and interest payments based on a 22 year amortization (which commenced in February 1998). The principal balance is due and payable on March 1, 2020 and the loans bear interest at 7.375%. The hotels consist of: a Comfort Inn in Alexandria, Virginia; a Days Inn in Alexandria, Virginia; a Days Inn in Fredericksburg (South), Virginia; and a Days Inn in Shreveport, Louisiana.

Supertel Limited Partnership entered into a four month leasing agreement with BMI, beginning April 4, 2007, for two Days Inn hotels located in Fredericksburg (North), Virginia and Bossier City, Louisiana. In accordance with SFAS 13 we are accounting for this agreement as a capital lease. On July 31, 2007 the hotels were purchased for $6.9 million, funded by the issuance of 863,611 common operating units in Supertel Limited Partnership.

On April 10, 2007, Supertel Limited Partnership, acquired Tara Inn and Suites, located in Jonesboro, GA, for the amount of $6 million. The acquisition was funded from the Company’s existing credit facility with Great Western Bank.

On May 16, 2007, Supertel Limited Partnership acquired 15 hotels, which are operated under the Masters Inn name. The $42.7 million purchase price for the 15 hotels was funded by $6.4 million of

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

borrowings from the Company’s existing credit facilities with Great Western Bank, and a $27.76 million term loan and $8.54 million bridge loan from General Electric Capital Corporation. The bridge loan requires monthly interest payments with the principal balance due and payable on December 1, 2007. The bridge loan bears interest at three-month LIBOR plus 5.00% (reset monthly). The hotels are located in: Tuscaloosa, Alabama; Orlando, Florida; Kissimmee, Florida (2); Seffner, Florida; East Tampa, Florida; Doraville, Georgia; Marietta, Georgia; Tucker, Georgia; Augusta, Georgia; Garden City, Georgia; Mt. Pleasant, South Carolina; Charleston, South Carolina; and Cayce, South Carolina (2).

We have agreed to purchase seven limited service hotels from Musselman Hotels, II, LLC for $14.4 million. The purchase agreement, as amended, provides for closing of the purchase on December 10, 2007. The transaction is subject to customary purchase conditions. We intend to fund the purchase price from existing credit facilities and new borrowings to be negotiated.

The results of the acquired properties’ operations have been included in the consolidated financial statements since their dates of acquisition.

The following summarizes the estimated fair value of the significant assets acquired for the four hotels from Waterloo Hospitality, Inc. (WHI) and the 15 Masters Inn hotels as of the dates of their acquisitions (in thousands):

	WHI 4 hotels	Masters 15 hotels	Total
Investment in Properties:
Land	$7,760	$7,055	$14,815
Buildings	23,071	33,295	56,366
Furniture, fixtures & equipment	330	2,762	3,092

Total assets acquired	$31,161	$43,112	$74,273

The investment in properties represents the estimated fair value of the hotel properties based on the purchase price.

The following unaudited pro forma financial data gives effect to the acquisition of the seven Savannah Suites hotels acquired in August and November of 2006, to the acquisition of the five MOA hotels acquired on January 5, 2007, the acquisition of four hotels from Waterloo Hospitality, Inc. (WHI) on April 4, 2007 and the acquisition of fifteen Masters Inn hotels on May 16, 2007.

The unaudited pro forma financial data for the three months and six months ended June 30, 2006 is presented as if the acquisition of the seven hotels from Savannah Suites, the five hotels from MOA, the four hotels from WHI and the 15 Masters Inn hotels had occurred on January 1, 2006. The unaudited pro forma financial data for the three and six months ended June 30, 2007 is presented as if the acquisition of the four hotels from WHI and the 15 Masters Inn hotels had occurred on January 1, 2007.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Pro Forma Consolidated (in thousands, except per share data)
	For Three Months Ended June 30,		For Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$33,126	$31,529	$58,886	$57,111
Earnings from continuing operations	$2,856	$2,644	$1,469	$1,714
Net earnings	$2,418	$2,327	$1,581	$1,721
Net earnings available to common shareholders	$2,170	$2,022	$1,043	$1,112
Net earnings per share
- basic	$0.11	$0.17	$0.05	$0.09
- diluted	$0.11	$0.16	$0.05	$0.09

The information presented represents the activity for these acquired properties from and including January 1, for the period presented to, but not including, the date of our acquisition. The total purchase price allocated to the acquired hotels is based on preliminary estimates and is subject to change.

The three month and six month pro forma financial data ended June 30, 2006 and June 30, 2007 reflects the following adjustments for the seven Savannah Suites hotels, the five MOA hotels, the four WHI hotels and the fifteen Masters Inn hotels:

•	hotel operating expenses reflect the cost reductions resulting from reduced management fees and insurance expense;

•	depreciation expense is adjusted for acquired depreciable basis;

•	interest expense includes the additional interest and amortization of deferred financing costs, and;

•	elimination of franchise fees for the Masters Inn hotels

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The weighted average number of shares used in the computation for the three months ended June 30, 2007 and 2006 for basic EPS were 20,083,232 and 12,064,283, respectively, and for diluted EPS were 20,105,219 and 12,064,283, respectively. The weighted average number of shares used in the computation for the six months ended June 30, 2007 and 2006 for basic EPS were 19,865,800 and 12,064,283, respectively, and for diluted EPS were 19,887,787 and 12,064,283, respectively.

Preferred and Common Limited Partnership Units in Supertel Limited Partnership

At June 30, 2007 and 2006 there were 372,195 of Supertel Limited Partnership common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the common unit holders (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). In addition, the 195,610 Supertel Limited Partnership preferred operating units are antidilutive.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

Preferred Stock of SHI

At June 30, 2007, there were 1,096,218 shares of Series A Convertible Preferred Stock that remained outstanding after 251,562 shares were converted into 445,259 shares of common stock during the quarter by the holders. At June 30, 2007, there were 126,311 preferred stock warrants outstanding. The convertible provision of the Series A Convertible Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, is antidilutive for the earnings per share computation for the three and six months ending June 30, 2007 and 2006. The preferred stock is antidilutive for the three and six months ending June 30, 2007, therefore the preferred stock warrants were excluded from the computation of diluted earnings per share.

Stock Options

The potential common shares represented by outstanding stock options for the three and six months ended June 30, 2007 totaled 165,000 of which 65,000 shares are antidilutive and 78,013 shares are assumed to be purchased with proceeds from the exercise of stock options resulting in 21,987 shares that are dilutive.

Debt Financing

Debt financing with respect to hotels acquired by the Company during the six month period ended June 30, 2007 is described above under “Hotel Acquisitions”.

On February 6, 2007, Supertel Limited Partnership entered into a $3.4 million term loan from General Electric Capital Corporation, secured with the Savannah Hotel located in Atlanta, Georgia.

On February 22, 2007, SHI entered into a Second Amendment to Loan Agreement with Great Western Bank which amends the Loan Agreement dated January 13, 2005 between the parties by: (a) increasing the loan limit from $20 million to a maximum of $34 million; (b) increasing the loan to value ratio component of the borrowing base and related covenants from 60% to 65%; (c) decreasing the interest rate 75 basis points to prime minus .75%; and (d) extending the maturity date from January 13, 2008 to February 22, 2009.

Stock-Based Compensation

Upon initial issuance of stock options on May 25, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

Options

The Company has a 2006 Stock Plan (the “Plan”) which has been approved by the Company’s shareholders. The Plan authorized the grant of stock options, stock appreciation rights, restricted stock and stock bonuses for up to 200,000 shares of common stock.

As of June 30, 2007, 165,000 stock options have been awarded under the Plan. The 65,000 and 100,000 options have an exercise price of $7.55 and $5.89, respectively, which is equal to the average of the high and low sales price of the stock as reported on the National Association of Securities Dealers Automated Quotation system (NASDAQ) on the grant date of May 24, 2007 and May 25, 2006, respectively. The 65,000 are vested on December 31, 2007 with an expiration date of May 24, 2011 and the 100,000 options vested on December 31, 2006 with an expiration date of May 25, 2010. A total of 165,000 shares of common stock have been reserved for issuance pursuant to the Plan with respect to the granted options.

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life, the dividend rate and expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The following table summarizes the estimates used in the Black-Scholes option-pricing model related to the 2007 and 2006 grants:

	Grant Date
	05/24/07	05/25/06
Volatility	20.00%	22.00%
Expected dividend yield	5.90%	6.20%
Expected term (in years)	3.94	3.92
Risk free interest rate	4.80%	4.82%

The following table summarizes the Company’s activities with respect to its stock options for the six month period ended June 30, 2007 as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Fair Value
Outstanding at December 31, 2006	100,000	$5.89	$69
Granted	65,000	7.55	54
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at June 30, 2007	165,000	$6.54	$123

Exercisable at June 30, 2007	100,000	$5.89	$69

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the six months ended June 30, 2007 and 2006 for share-based compensation related to employees and directors was $9,000 and $11,300, respectively.

Income Taxes

For the three months ended June 30, 2007, the TRS reflected an income tax expense of $438,000 which is comprised of a net state and local tax expense of $76,000 and a federal tax expense of $362,000. For the six months ended June 30, 2007, the TRS reflected an income tax benefit of $112,000 which is comprised of a net state and local tax benefit of $19,000 and a federal tax benefit of $93,000.

The components of a TRS income tax (expense) benefit were as follows (dollars in thousands):

	For the three months ended June 30, 2007		For the six months ended June 30, 2007
	2007	2006	2007	2006
Federal
Deferred	$(362)	$(262)	$93	$5
State & Local
Deferred	(76)	(55)	19	2

Total income tax (expense) benefit	$(438)	$(317)	$112	$7

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following difference (dollars in thousands):

	For the three months ended June 30, 2007		For the six months ended June 30, 2007
	2007	2006	2007	2006
“Expected” federal tax benefit at 34%	$(372)	$(269)	$95	$(12)
State income tax benefit, net of federal income tax effect	(51)	(37)	13	8
Other, net	(15)	(11)	4	11

Total income tax (expense) benefit	$(438)	$(317)	$112	$7

The TRS has estimated its income tax benefit using a combined federal and state rate of 40%. As of June 30, 2007, TRS had a deferred tax asset of $0.9 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2023. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent year cannot be reasonably estimated.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

During 2006, the Emerging Issues Task Force issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement” (that is, gross versus net presentation) for tax receipts on the face of their income statements. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes (gross receipts taxes are excluded). EITF Issue No. 06-3 concludes that the presentation of taxes on either a gross basis (included in revenue and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Company has historically presented such taxes on a net basis. The Company adopted EITF Issue No. 06-3 effective January 1, 2007 and the adoption did not have an impact on our results of operations or financial position.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not believe adoption will have a material effect on the Company’s results of operation or financial position.

Subsequent Events

On July 31, 2007, Supertel Limited Partnership acquired two hotels from Budget Motels, Inc. The $6.9 million purchase price for the two Days Inn hotels located in Bossier City, Louisiana and Fredericksburg, Virginia was funded by the issuance of 863,611 common operating units of Supertel Limited Partnership to the seller. The hotels have been operated by Supertel Limited Partnership through a lease agreement since April 4, 2007.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our annual report on Form 10-K for the fiscal year ended December 31, 2006. Results for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be attained in the future.

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of June 30, 2007 we owned 113 hotels and leased two hotels in 24 states. Our hotels operate under several national franchise brands.

Our significant events for the six months ended June 30, 2007 include:

•	On January 1, 2007, as described below, we amended our hotel management agreement with Royco Hotels, the manager of our hotels.

•

The Company declared dividends of $.11 1/4 , and $.11 1/2 per share for the quarter ended March 31 and June 30, 2007, respectively. The declared dividends for the year ago period were $.09 and $.10 per share for the quarter ended March 31 and June 30, 2006, respectively.

•	We acquired five hotels from Motels of America LLC on January 5, 2007. The hotels are located in: Georgia, Idaho, Indiana, Maine and Montana. The purchase price was approximately $24 million.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

•

On January 17, 2007, we entered into an agreement to purchase, subject to customary closing conditions, seven hotels from Musselman Hotels II, LLC. The purchase price for the hotels is approximately $14.4 million, and the purchase is expected to occur on December 10, 2007. The hotels are located in Kentucky.

•

On February 22, 2007, we entered into a Second Amendment to Loan Agreement with Great Western Bank which amends the Loan Agreement dated January 13, 2005 between the parties by increasing the loan limit from $20 million to a maximum of $34 million. This revolving credit facility is used for acquisitions and general corporate purposes.

•	On April 4, 2007, we acquired four hotels from Waterloo Hospitality, Inc. The hotels are located in Virginia (3) and Louisiana. The purchase price was approximately $30.9 million.

•	On April 10, 2007, we acquired Tara Inn and Suites, located in Jonesboro, Georgia, for approximately $6 million.

•	On May 15, 2007, we acquired fifteen hotels, which are operated under the Masters Inn name. The purchase price for the hotels was approximately $42.7 million.

Recent Events

•

On July 31, 2007, Supertel Limited Partnership acquired two hotels from Budget Motels, Inc. The $6.9 million purchase price for the two Days Inn hotels located in Bossier City, Louisiana and Fredericksburg, Virginia was funded by the issuance of 863,611 common operating units of Supertel Limited Partnership to the seller. The hotels have been operated by Supertel Limited Partnership through a lease agreement since April 4, 2007.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnerships, Supertel Limited Partnership and E & P Financing Limited Partnership, limited partnerships, limited liability companies or other subsidiaries of our operating partnerships. We currently own, indirectly, an approximate 93% general partnership interest in Supertel Limited Partnership, effective July 31, 2007 and a 100% partnership interest in E & P Financing Limited Partnership.

As of June 30, 2007, we owned 113 limited service hotels, leased two hotels, and owned one office building. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively, “TRS Lessee”), and are managed by Royco Hotels Inc (Royco Hotels) formerly known as Royal Host Management Inc, and HLC Hotels Inc (“HLC”).

The hotel management agreement with Royco Hotels, the manager of 100 of our hotels, was amended effective January 1, 2007. The amendment, among other things, provides for: (a) the amendment of the base management fee calculation so that the base management fee is reduced as a percentage of gross hotel revenue (ranging from 4.25% to 3.0%) as revenues increase above certain thresholds; (b) the automatic extension of the term of the management agreement for five years (unless Royco Hotels elects otherwise) in the event of a specified return on Supertel’s hotel investment for the four years ended December 31, 2010; (c) an increase in the termination fee payable to Royco Hotels under certain circumstances equal to the greater of (i) $3.6 million less an amount equal to $.1 million multiplied by the number of months after December 31, 2006 preceding the month of termination or (ii) 50% of the base management fee paid to Royco Hotels during the twelve months prior to notice of termination; and (d) the base compensation of Royco Hotels district managers to be included in the operating expenses paid by TRS Lessee.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

On May 16, 2007 in connection with our acquisition of the Masters Inn hotels, TRS , the lessee of the 15 hotels, entered into a management agreement with HLC, an affiliate of the sellers of the hotels. The management agreement provides for HLC to operate and manage the 15 hotels for a term of two years and receive management fees equal to five percent of the gross revenues derived from the operation of the hotels. The management agreement requires TRS to reimburse HLC for all budgeted direct operating costs and expenses incurred in the operation of the hotels. HLC, an eligible independent contractor, also manages other hotels for parties unrelated to Supertel.

Significant Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make certain estimates and judgments that affect our financial position and results of operations. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 22, 2007. There have been no changes in our accounting policies since December 31, 2006.

Adoption of New Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of this interpretation as of January 1, 2007, did not have a material impact on our consolidated financial position or results of operations.

During 2006, the Emerging Issues Task Force issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement” (that is, gross versus net presentation) for tax receipts on the face of their income statements. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes (gross receipts taxes are excluded). EITF Issue No. 06-3 concludes that the presentation of taxes on either a gross basis (included in revenue and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. We have historically presented such taxes on a net basis. We adopted EITF Issue No. 06-3 effective January 1, 2007 and the adoption did not have an impact on our results of operations or financial position.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe adoption will have a material effect on our results of operation or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not believe adoption will have a material effect on the Company’s results of operation or financial position.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

General

The discussion that follows is based primarily on our consolidated financial statements for the three and six months ended June 30, 2007 and 2006, and should be read along with the consolidated financial statements and notes.

The comparisons below reflect the revenues and expenses of our 115 and 79 hotels as of June 2007 and 2006, respectively.

Results of Operations

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006

Operating results are summarized as follows (in thousands):

	2007	2006	Continuing Operations Variance
	Continuing Operations	Continuing Operations
Revenues	$30,820	$20,118	$10,702
Hotel and property operations expenses	(20,582)	(13,470)	(7,112)
Interest expense	(3,392)	(1,867)	(1,525)
Depreciation and amortization expense	(3,018)	(2,077)	(941)
General and administrative expenses	(927)	(708)	(219)
Net losses on dispositions of assets	—	(1)	1
Other Income	42	31	11
Minority interest	(99)	(103)	4
Income tax expense	(438)	(317)	(121)

Net income	$2,406	$1,606	$800

Revenues and Operating Expenses

Revenues for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, increased $10.7 million or 53.2%, of which $10.3 million was due to the increase in revenue from 38 hotels added after the first quarter of 2006. We refer to our entire portfolio as limited service hotels which we further describe as midscale without food and beverage hotels, economy hotels and economy extended stay hotels. Our 31 midscale without food and beverage hotels reflected an average daily rate (“ADR”) increase of 5.1% to $75.14 and a revenue per available room (“RevPAR”) increase of 2.0% to $52.88 for the second quarter of 2007 over the same period of 2006. Our 76 economy hotels reflected an ADR decrease of 1.3% to $47.24 and a RevPAR increase of 3.3% to $32.32 for the second quarter of 2007 over the same period of 2006. The remainder of our hotel portfolio are the eight economy extended stay hotels, with significantly lower ADR and RevPAR than other limited service hotels. These hotels were acquired in late 2006, therefore no prior year comparison is available. The economy extended stay hotels had an ADR of $26.92 and a RevPAR of $18.35. For the second quarter of 2007 compared to the year ago period, ADR for the entire hotel portfolio decreased 9.7% to $52.00 and RevPAR for the entire hotel portfolio decreased 8.7% to $35.82, reflecting in part the impact of the lower ADR and RevPAR typical for economy extended stay hotels. The occupancy for all hotels for the three months ended June 30, 2007 increased .7% from that of the year ago period.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

During the second quarter of 2007, hotel and property operations expenses increased $7.1 million, of which $6.5 million was from hotels added after the first quarter of 2006, and $0.6 million from the same store portfolio. The same store portfolio used for comparison of the second quarter of 2007 over the same period of 2006 consists of the 77 hotels owned by the company during the three months ended June 30, 2006. The same store portfolio increase was primarily caused by increases in advertising, business promotions, repairs and room supplies, including linen upgrades.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense increased by $1.5 million, due primarily to increased debt used for hotel acquisitions. The depreciation and amortization expense increased $0.9 million for the three months ended June 30, 2007 compared to the year ago period. This is primarily related to hotel acquisitions as well as asset additions for the other hotels outpacing the amount of assets exceeding their useful life. The general and administrative expense for the same period increased $219,000 compared to the year ago period. This is primarily related to increases in salaries and professional fees, which was primarily due to the company’s acquisition activities.

Income Tax Expense

The income tax expense is related to the taxable earnings from the company’s taxable subsidiary, the TRS Lessee. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 40%. The tax expense is a result of TRS Lessee’s income for the three months ended June 30, 2007 and the year ago period. The income tax expense will vary based on the taxable earnings of the TRS Lessee.

The income tax expense increased by approximately $121,000 during the three months ended June 30, 2007 compared to the year ago period, due to increased income by the TRS Lessee for the same periods.

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006

Operating results are summarized as follows (in thousands):

	2007	2006	Continuing Operations Variance
	Continuing Operations	Continuing Operations
Revenues	$50,167	$35,808	$14,359
Hotel and property operations expenses	(35,258)	(25,166)	(10,092)
Interest expense	(5,491)	(3,623)	(1,868)
Depreciation and amortization expense	(5,602)	(4,133)	(1,469)
General and administrative expenses	(1,850)	(1,387)	(463)
Losses on dispositions of assets	—	(5)	5
Other Income	77	61	16
Minority interest	(142)	(151)	9
Income tax benefit	112	7	105

Net income	$2,013	$1,411	$602

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenues and Operating Expenses

Revenues for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, increased $14.4 million or 40.1%, which $13.9 million was due to the increase in revenue from 39 hotels added after January 1, 2006. Our 31 midscale without food and beverage hotels reflected an ADR increase of 5.1% to $72.69 and a revenue per available room (“RevPAR”) decrease of 1.0% to $46.75 for the second quarter of 2007 over same period of 2006. The ADR of our 76 economy hotels was essentially flat at $47.23 and RevPAR of these hotels reflected an increase of 5.5% to $29.65 for the second quarter of 2007 over the same period of 2006. The eight economy extended stay hotels had an ADR of $26.76 and a RevPAR of $17.49. For the six months ended June 30, 2007 compared to the year ago period, ADR for the entire hotel portfolio decreased 8.7% to $51.53 and RevPAR for the entire hotel portfolio decreased 7.4% to $32.77, reflecting in part the impact of the lower ADR and RevPAR typical for economy extended stay hotels. The occupancy for all hotels for the six months ended June 30, 2007 increased .9% from that of the year ago period.

During the six months ended June 30, 2007, hotel and property operations expenses increased $10.1 million, of which $9.2 million was from hotels added after January 1, 2006 and $0.9 million was from the same store portfolio. The same store portfolio used for comparison of the first six month period of 2007 over the same period of 2006 consists of the 76 hotels owned by the company during the six months ended June 30, 2006. The same store portfolio increase was primarily caused by advertising, business promotions, repairs and room supplies, including linen upgrades.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense increased by $1.9 million for the six months ended June 30, 2007 compared to the year-ago period, due primarily to increased debt used for hotel acquisitions. The depreciation and amortization expense increased $1.5 million for the six months ended June 30, 2007 compared to the year ago period. This is primarily related to hotel acquisitions as well as asset additions for the other hotels outpacing the amount of assets exceeding their useful life. The general and administrative expense for the same period increased $463,000 compared to the year ago period. This is primarily related to increases in salaries and professional fees, which was primarily due to the Company’s acquisition activities.

Income Tax Benefit

The income tax benefit is related to the taxable loss from the TRS Lessee. The tax benefit is a result of TRS Lessee’s losses for the six months ended June 30, 2007 and the year ago period. The income tax benefit will vary based on the taxable earnings of the TRS Lessee.

The income tax benefit increased by approximately $105,000 during the six months ended June 30, 2007 compared to the year ago period, due to an increased loss by the TRS Lessee for the same periods.

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

Financing

At June 30, 2007, we had long-term debt of $199.1 million, consisting of notes, mortgages payable and a capitalized lease with a weighted average term to maturity of 6.7 years and a weighted average interest rate of 7.4%. Aggregate annual principal payments for the remainder of 2007 and thereafter are as follows (in thousands):

Remainder of 2007	$17,115
2008	6,485
2009	45,766
2010	4,544
2011	5,134
Thereafter	120,092

$199,136

Of the maturities in 2007, approximately $1.62 million consist of principal amortization on mortgage loans, which we expect to fund through cash flows from operations. The remaining note payable is a $8.54 million bridge loan with General Electric Capital Corporation described below, which will be refinanced from its lines of credit or other borrowings. Also included is a capital lease of $6.95 million with BMI for two hotels, these hotels were purchased as of July 31, 2007.

We are required to comply with certain quarterly covenant compliance tests for some of our lenders. As of June 30, 2007, we were in compliance with the debt covenants of our lenders.

On January 5, 2007, Supertel Limited Partnership acquired five hotels from Motels of America LLC. The $24 million purchase price for the five hotels was funded by $8.4 million of cash and borrowings from our existing credit facilities with Great Western Bank and a $15.6 million term loan from General Electric Capital Corporation. The hotels are located in: Columbus, Georgia; Boise, Idaho; Terre Haute, Indiana; Ellsworth, Maine; and Billings, Montana.

On February 6, 2007, Supertel Limited Partnership entered into a $3.4 million term loan from General Electric Capital Corporation, secured with the Savannah Hotel located in Atlanta, Georgia.

On February 22, 2007, we entered into a Second Amendment to Loan Agreement with Great Western Bank which amends the Loan Agreement dated January 13, 2005 between the parties by: (a) increasing the loan limit from $20 million to a maximum of $34 million; (b) increasing the loan to value ratio component of the borrowing base and related covenants from 60% to 65%; (c) decreasing the interest rate 75 basis points to prime minus .75%; and (d) extending the maturity date from January 13, 2008 to February 22, 2009.

On April 4, 2007, we acquired four hotels from Waterloo Hospitality, Inc. The $30.9 million purchase price for the four hotels was funded by approximately $19.5 million of borrowings from our existing credit facility with Great Western Bank and assumption of four Wachovia Bank loans with an aggregate outstanding principal balance of approximately $11.4 million. The assumed loans require monthly principal and interest payments based on a 22 year amortization (which commenced in February 1998). The principal balance is due and payable on March 1, 2020 and the loans bear interest at 7.375%. The hotels consist of: a Comfort Inn in Alexandria, Virginia; a Days Inn in Alexandria, Virginia; a Days Inn in Fredericksburg (South), Virginia; and a Days Inn in Shreveport, Louisiana.

Supertel Limited Partnership entered into a four month leasing agreement with BMI, beginning April 4, 2007, for two Days Inn hotels located in Fredericksburg (North), Virginia and Bossier City, Louisiana. In accordance with SFAS 13 we are accounting for this agreement as a capital lease. On July 31, 2007 the hotels were purchased for $6.9 million, funded by the issuance of 863,611 common operating units in Supertel Limited Partnership.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

On April 10, 2007 we acquired the 127-room Tara Inn and Suites in Jonesboro, Georgia. The purchase price of $6.0 million was funded by borrowings from our existing credit facilities with Great Western Bank.

On May 16, 2007, we acquired fifteen hotels, which are operated under the Masters Inn name. The $42.7 million purchase price for the fifteen hotels was funded by $6.4 million of borrowings from our existing credit facilities with Great Western Bank and a $27.76 million term loan and $8.54 million bridge loan from General Electric Capital Corporation. The bridge loan requires monthly interest payments with the principal balance due and payable on December 1, 2007. The bridge loan bears interest at three-month LIBOR plus 5.00% (reset monthly). The hotels are located in: Tuscaloosa, Alabama; Orlando, Florida; Kissimmee, Florida (2); Seffner, Florida; East Tampa, Florida; Doraville, Georgia; Marietta, Georgia; Tucker, Georgia; Augusta, Georgia; Garden City, Georgia; Mt. Pleasant, South Carolina; Charleston, South Carolina; and Cayce, South Carolina (2).

We have agreed to purchase seven limited service hotels from Musselman Hotels II, LLC for $14.4 million. The purchase agreement, as amended, provides for closing of the purchase on December 10, 2007. The transaction is subject to customary purchase conditions. We intend to fund the purchase price from existing credit facilities and new borrowings to be negotiated.

Redemption of Preferred and Common Operating Partnership Units

As of June 30, 2007 we owned, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 97% general partnership interest in Supertel Limited Partnership, through which we own 53 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 3% is held by limited partners who hold, as of June 30, 2007, 372,195 common operating partnership units and 195,610 preferred operating partnership units. Each limited partner of Supertel Limited Partnership may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common or preferred units, at any time after a specified period following the date he or she acquired the units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, in our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock. The preferred units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership. There were no common operating partnership units or preferred operating partnership units converted during the three months ended June 30, 2007.

On July 31, 2007, Supertel Limited Partnership issued 863,611 common operating partnership units in the acquisition of two hotels. Subsequent to this transaction we own an approximate 93% general partnership interest in Supertel Limited Partnership through our subsidiary.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Debt including interest	$277,873	$24,243	$75,860	$27,614	$150,156
Land leases	3,956	20	87	122	3,727

Total contractual obligations	$281,829	$24,263	$75,947	$27,736	$153,883

The column titled Less than 1 Year represents payments due for the balance of 2007.

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less. In addition, the Company has management agreements with Royco Hotels and HLC Hotels, providing for the management and operation of the hotels, which is discussed further within this document.

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

Funds from Operations

Our funds from operations available to common shareholders (“FFO”) for the three months and six months ended June 30, 2007 were $5.2 million and $7.1 million, respectively, representing an increase of $1.8 million and $2.1 million from FFO reported for the three and six months ended June 30, 2006, respectively. FFO is reconciled to net income available to common shareholders as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income available to common shareholders	$2,158	$1,301	$1,475	$802
Depreciation and amortization	3,018	2,077	5,602	4,133
Net loss on disposition of real estate assets	—	1	—	5

FFO available to common shareholders	$5,176	$3,379	$7,077	$4,940

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

We use FFO as a performance measure to facilitate a periodic evaluation of our operating results relative to those of our peers, who like us are typically members of NAREIT. We consider FFO a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assume that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful indication of our performance.

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy, by brand, for the three and six months ended June 30, 2007 and 2006, respectively. The comparisons below include our 115 and 79 hotels for the respective quarters.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by region and by brand, for the three months ended June 30, 2007 and 2006, respectively, were as follows:

		Three months ended June 30, 2007				Three months ended June 30, 2006
Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$44.08	94.6%	$46.58	—	$—	—	$—
West North Central	2,847	32.59	67.7%	48.11	2,763	31.07	66.8%	46.49
East North Central	999	45.93	70.4%	65.21	882	45.57	69.0%	66.05
Middle Atlantic/New England	336	52.51	69.2%	75.85	273	57.54	74.5%	77.23
South Atlantic	4,711	34.15	68.1%	50.12	1,086	50.05	70.2%	71.31
East South Central	601	35.38	63.2%	56.03	450	41.94	67.6%	62.01
West South Central	457	32.20	73.5%	43.83	132	31.28	61.4%	50.95

Total Hotels	10,165	$35.82	68.9%	$52.00	5,586	$39.25	68.2%	$57.60

States included in the Regions

Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Maine and Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Alabama, Kentucky and Tennessee
West South Central	Arkansas and Louisiana

		Three months ended June 30, 2007				Three months ended June 30, 2006
Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	1,842	$52.08	70.0%	$74.39	1,629	$50.65	72.0%	$70.38
Hampton Inn	216	63.61	73.4%	86.71	216	58.87	73.1%	80.50
Holiday Inn Express	176	52.99	71.9%	73.67	176	54.08	75.3%	71.81
Other Midscale (1)	163	47.53	68.8%	69.08	163	51.90	74.5%	69.65

Total Midscale w/o F&B	2,397	52.88	70.4%	75.14	2,184	51.86	72.6%	71.48

Economy
Days Inn	860	35.67	69.7%	51.18	59	38.76	63.7%	60.88
Masters Inn (2)	1,842	26.19	67.2%	39.00	—	—	—	—
Super 8	3,484	33.33	70.4%	47.32	3,079	30.67	66.5%	46.09
Other Economy (3)	357	30.61	49.1%	62.38	264	37.74	49.8%	75.78

Total Economy	6,543	32.32	68.4%	47.24	3,402	31.28	65.4%	47.86

Total Midscale/Economy	8,940	38.48	69.0%	55.76	5,586	39.25	68.2%	57.60

Economy Extended Stay (4)	1,225	18.35	68.2%	26.92	—	—	—	—

Total Hotels	10,165	$35.82	68.9%	$52.00	5,586	$39.25	68.2%	$57.60

1	Includes Ramada Limited and Sleep Inn brands
2	Masters Inn Hotels were acquired May 16, 2007
3	Includes Guesthouse Inn and five independent hotels
4	Includes seven Savannah Suites and one Tara Inn & Suites

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by region and by brand, for the six months ended June 30, 2007 and 2006, respectively, were as follows:

		Six months ended June 30, 2007				Six months ended June 30, 2006
Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$38.18	79.6%	$47.95	—	$—	—	$—
West North Central	2,847	28.87	61.2%	47.20	2,763	27.21	59.8%	45.47
East North Central	999	40.29	63.4%	63.51	882	40.48	63.0%	64.31
Middle Atlantic/New England	336	39.73	58.0%	68.52	273	43.38	61.8%	70.20
South Atlantic	4,711	33.16	66.1%	50.13	1,086	48.49	69.2%	70.03
East South Central	601	32.06	56.0%	57.22	450	41.79	66.6%	62.73
West South Central	457	30.33	68.5%	44.28	132	29.29	58.8%	49.78

Total Hotels	10,165	$32.77	63.6%	$51.53	5,586	$35.40	62.7%	$56.44

States included in the Regions

Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Maine and Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Alabama, Kentucky and Tennessee
West South Central	Arkansas and Louisiana

		Six months ended June 30, 2007				Six months ended June 30, 2006
Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	1,842	$44.36	62.5%	$70.98	1,629	$44.91	66.4%	$67.64
Hampton Inn	216	65.04	74.3%	87.49	216	59.41	74.7%	79.55
Holiday Inn Express	176	42.77	62.2%	68.78	176	44.88	66.7%	67.29
Other Midscale (1)	163	52.64	73.0%	72.13	163	54.78	78.9%	69.45

Total Midscale w/o F&B	2,397	46.75	64.3%	72.69	2,184	47.18	68.3%	69.13

Economy
Days Inn	860	35.03	68.2%	51.33	59	34.37	58.1%	59.11
Masters Inn (2)	1,842	26.19	67.2%	39.00	—	—	—	—
Super 8	3,484	29.37	63.2%	46.46	3,079	26.81	59.4%	45.14
Other Economy (3)	357	30.16	46.0%	65.58	264	44.14	58.3%	75.74

Total Economy	6,543	29.65	62.8%	47.23	3,402	28.10	59.3%	47.39

Total Midscale/Economy	8,940	35.27	63.3%	55.72	5,586	35.40	62.7%	56.44

Economy Extended Stay (4)	1,225	17.49	65.4%	26.76	—	—	—	—

Total Hotels	10,165	$32.77	63.6%	$51.53	5,586	$35.40	62.7%	$56.44

1	Includes Ramada Limited and Sleep Inn brands
2	Masters Inn Hotels were acquired May 16, 2007
3	Includes Guesthouse Inn and five independent hotels
4	Includes seven Savannah Suites and one Tara Inn & Suites

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk exposure subsequent to December 31, 2006.

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

Part II. OTHER INFORMATION:

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2007 annual meeting of shareholders on Thursday, May 24, 2007, which was adjourned to and completed on June 8, 2007. The vote for each matter voted upon at the meeting is set forth below.

Eight nominees were elected to serve as directors of the company for an annual term by the following vote:

	For	Withheld
Paul J. Schulte	17,611,378	1,741,559
Steve H. Borgmann	17,665,517	1,687,420
Jeffrey M. Zwerdling	17,658,591	1,694,346
George R. Whittemore	17,655,260	1,697,677
Loren Steele	17,662,517	1,690,420
Joseph Caggiano	17,642,765	1,710,172
Allen L. Dayton	17,616,761	1,736,176
Patrick J. Jung	17,657,491	1,695,446

The shareholders approved an amendment to the articles of incorporation of the company to increase the authorized shares of common stock to 100 million and increase the authorized shares of preferred stock to 40 million by the following vote:

FOR	11,127,834
AGAINST	3,359,396
ABSTAIN	206,639

Ratification of the appointment of KPMG as independent auditors for 2007:

FOR	17,820,942
AGAINST	77,964
ABSTAIN	1,454,030

Item 5. Other Information

Summary Financial Data

The following sets forth summary financial data that has been prepared by the company without audit. We believe the following data should be used as a supplement to the consolidated statements of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.

Part II. OTHER INFORMATION, CONTINUED:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share and statistical data)	2007	2006	2007	2006
Earnings from continuing operations before income taxes	$2,844	$1,923	$1,901	$1,404

Net income available to common shareholders	$2,158	$1,301	$1,475	$802

Earnings per share - basic	$0.11	$0.11	$0.07	$0.07

Earnings per share - diluted	$0.11	$0.11	$0.07	$0.07

EBITDA (1)	$9,353	$5,970	$13,136	$9,311

FFO available to common shareholders (2)	$5,176	$3,379	$7,077	$4,940

FFO per share - basic	0.26	0.28	0.36	0.41

FFO per share - diluted	0.24	0.25	0.34	0.38

Net cash flow:
Provided by operating activities	$9,446	$4,986	$10,139	$6,688
Used in investing activities	$(71,350)	$(5,940)	$(96,931)	$(9,000)
Provided by financing activities	$63,297	$908	$84,396	$2,754

Weighted average number of shares outstanding for:
calculation of earnings per share - basic	20,083	12,064	19,866	12,064

calculation of earnings per share - diluted	20,105	12,064	19,888	12,064

Weighted average number of shares outstanding for:
calculation of FFO per share - basic	20,083	12,064	19,866	12,064

calculation of FFO per share - diluted	22,356	14,757	22,335	14,757

RECONCILIATION OF NET INCOME TO EBITDA
Net income available to common shareholders	$2,158	$1,301	$1,475	$802
Interest	3,392	1,867	5,491	3,623
Income tax (benefit) expense	438	317	(112)	(7)
Depreciation and amortization	3,018	2,077	5,602	4,133
Minority interest	99	103	142	151
Preferred stock dividend	248	305	538	609

EBITDA (1)	$9,353	$5,970	$13,136	$9,311

RECONCILIATION OF NET EARNINGS TO FFO
Net income available to common shareholders	$2,158	$1,301	$1,475	$802
Depreciation and amortization	3,018	2,077	5,602	4,133
Net loss on disposition of assets	—	1	—	5

FFO available to common shareholders (2)	$5,176	$3,379	$7,077	$4,940

ADDITIONAL INFORMATION
Average Daily Rate	$52.00	$57.60	$51.53	$56.44
Revenue Per Available Room	$35.82	$39.25	$32.77	$35.40
Occupancy	68.9%	68.2%	63.6%	62.7%

(1)	EBITDA is a non-GAAP financial measure. With respect to EBITDA, we believe that excluding the effect of non-operating expenses and non-cash charges, all of which are also based on historical cost accounting and may be of limited significance in evaluating current performance, can help eliminate the accounting effects of depreciation and amortization, and financing decisions and facilitate comparisons of core operating profitability between periods and between REITs, even though EBITDA also does not represent an amount that accrues directly to common shareholders.

EBITDA doesn’t represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income, cash flow from operations or any other operating performance measure prescribed by GAAP. EBITDA is not a measure of our liquidity, nor is EBITDA indicative of funds available to fund our cash needs, including our ability to make cash distributions. Neither measurement reflects cash expenditures for long-term assets and other items that have been and will be incurred. EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of our operating performance.

(2)	FFO is a non-GAAP financial measure. We consider FFO to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from sales of real estate assets, plus depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO for similar REITs.

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

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Articles of the Company, as amended

3.2	Bylaws of the Company

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

Supertel Hospitality, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Paul J. Schulte
Paul J. Schulte
President and Chief Executive Officer

Dated this 13th day of August, 2007

By:	/s/ Donavon A. Heimes
Donavon A. Heimes
Chief Financial Officer, Treasurer, and Secretary

Dated this 13th day of August, 2007