Form 10-Q
period 2007-09-30
SUPERTEL HOSPITALITY INC
filed 2007-11-09
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-25060

SUPERTEL HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of October 31, 2007, there were 20,563,426 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Investments in hotel properties	$372,403	$254,241
Less accumulated depreciation	72,049	63,509

	300,354	190,732

Cash and cash equivalents	1,751	5,436
Accounts receivable	2,656	1,332
Prepaid expenses and other assets	4,739	3,116
Deferred financing costs, net	1,871	1,532

	$311,371	$202,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$17,191	$8,905
Debt	188,956	94,878

	206,147	103,783

Minority interest in consolidated partnerships	10,387	3,528

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 40,000,000 and 10,000,000 shares authorized;
1,010,585 and 1,515,258 shares outstanding, liquidation preference of $10,106 and $15,153	10	15
Preferred stock warrants	—	53
Common stock, $.01 par value, 100,000,000 and 25,000,000 shares authorized; 20,557,079 and 19,074,903 shares outstanding	206	191

Additional paid-in capital	112,770	109,319
Distributions in excess of retained earnings	(18,149)	(14,741)

	94,837	94,837

	$311,371	$202,148

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Room rentals and other hotel services	$34,057	$22,441	$84,225	$58,249

EXPENSES
Hotel and property operations	23,120	14,777	58,378	39,943
Depreciation and amortization	3,275	2,195	8,877	6,329
General and administrative	940	705	2,791	2,092

	27,335	17,677	70,046	48,364

EARNINGS BEFORE NET LOSS ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE, MINORITY INTEREST AND INCOME TAX EXPENSE	6,722	4,764	14,179	9,885

Net loss on dispositions of assets	(13)	(1)	(13)	(6)
Other income	38	47	115	108
Interest expense	(3,759)	(2,181)	(9,249)	(5,804)
Minority interest	(167)	(122)	(309)	(272)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	2,821	2,507	4,723	3,911

Income tax expense	(341)	(268)	(230)	(261)

NET INCOME	2,480	2,239	4,493	3,650

Preferred stock dividend	(211)	(304)	(749)	(912)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,269	$1,935	$3,744	$2,738

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
EPS Basic	$0.11	$0.16	$0.19	$0.23

EPS Diluted	$0.11	$0.15	$0.19	$0.23

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,493	$3,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,877	6,329
Amortization of deferred financing costs	268	247
Loss on dispositions of assets	13	6
Imputed interest on notes payable	—	127
Minority interest	309	272
Deferred income taxes	230	261
Share-based compensation	32	41
Changes in operating assets and liabilities:
Increase in assets	(2,956)	(1,106)
Increase in liabilities	6,704	2,437

Net cash provided by operating activities	17,970	12,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(7,685)	(3,833)
Acquisition and development of hotel properties	(92,522)	(34,824)
Proceeds from sale of assets	7	2

Net cash used in investing activities	(100,200)	(38,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(607)	(88)
Principal payments on long-term debt	(2,214)	(1,857)
Proceeds from long-term debt	84,936	33,865
Stock option conversion	17	—
Distributions to minority partners	(287)	(258)
Common stock offering	3,359	—
Dividends paid to common shareholders	(5,910)	(3,137)
Dividends paid to preferred shareholders	(749)	(919)

Net cash provided by financing activities	78,545	27,606

Increase (decrease) in cash and cash equivalents	(3,685)	1,215

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,436	1,163

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,751	$2,378

NON CASH FINANCING ACTIVITIES
Dividends declared common	7,152	3,560
Dividends declared preferred	749	912
Dividends declared common units	239	109
Issuance of operating partnership units	6,950	—
Assumed debt for acquisitions	11,356	—
Warrants exercised	53	—
ADDITIONAL INFORMATION
Interest paid	$8,496	$5,240

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 105 properties with the exception of furniture, fixtures and equipment held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in Supertel Limited Partnership and at September 30, 2007 owned approximately 93% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At September 30, 2007, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC.

As of September 30, 2007, the Company owned 115 limited service hotels and one office building. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels, Inc (Royco Hotels) formerly known as Royal Host Management Inc., and HLC Hotels Inc.

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

On May 16, 2007, Supertel Limited Partnership acquired fifteen hotels which are operated under the Masters Inn name. In connection with the acquisition, TRS, the lessee of the fifteen hotels, entered into a management agreement with HLC Hotels, Inc. (“HLC”), an affiliate of the sellers of the hotels. The management agreement provides for HLC to operate and manage the fifteen hotels for a term of two years and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels. The management agreement requires TRS to reimburse HLC for all budgeted direct operating costs and expenses incurred in the operation of the hotels. HLC, an eligible independent contractor, also manages other hotels for parties unrelated to Supertel.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of September 30, 2007, the consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

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

Supertel Limited Partnership entered into a four month leasing agreement with BMI, beginning April 4, 2007, for two Days Inn hotels located in Fredericksburg (North), Virginia and Bossier City, Louisiana. In accordance with SFAS 13 we account for this agreement as a capital lease. On July 31, 2007 the hotels were purchased for $6.9 million, funded by the issuance of 863,611 common operating units in Supertel Limited Partnership.

On April 10, 2007, Supertel Limited Partnership, acquired Tara Inn and Suites, located in Jonesboro, Georgia, for the amount of $6 million. The acquisition was funded from the Company’s existing credit facility with Great Western Bank.

On May 16, 2007, Supertel Limited Partnership acquired fifteen hotels, which are operated under the Masters Inn name. The $42.7 million purchase price for the fifteen hotels was funded by $6.4 million of borrowings from the Company’s existing credit

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

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

We have agreed to purchase seven limited service hotels from Musselman Hotels, II, LLC for $14.4 million. The purchase agreement, as amended, provides for closing of the purchase in December 2007. The transaction is subject to customary purchase conditions. We intend to fund the purchase price from existing credit facilities and new borrowings to be negotiated.

The results of the acquired properties’ operations have been included in the consolidated financial statements since their dates of acquisition.

The following summarizes the estimated fair value of the significant assets acquired during the nine months ended September 30, 2007. Six hotels were purchased from Waterloo Hospitality, Inc. (WHI) and BMI, related companies, four of which were acquired on April 4, 2007 and two of which were acquired on July 31, 2007. The two hotels were leased for four months prior to their purchase and were treated and reflected as capital leases. As such the assets of the six hotels were reflected in the balance sheet as noted below as of the purchase and lease date of April 4, 2007 (dollars in thousands).

	September 30, 2007
	MOA 5 hotels	Masters 15 hotels	WHI/BMI 6 hotels	Total
Investment in Properties:
Land	$2,465	$7,055	$9,435	$18,955
Building	21,081	33,295	28,258	82,634
Furniture, fixtures & equipment	731	2,762	479	3,972

Total assets acquired	$24,277	$43,112	$38,172	$105,561

The investment in properties represents the estimated fair value of the hotel properties based on the purchase price.

The following unaudited pro forma financial data gives effect to the acquisition of the seven Savannah Suites hotels acquired in August and November of 2006, to the acquisition of the five MOA hotels acquired on January 5, 2007, the acquisition of fifteen Masters Inn hotels on May 16, 2007 and the acquisition of six hotels from Waterloo Hospitality, Inc. and BMI, four of which were purchased on April 4, 2007 and two of which were purchased on July 31, 2007.

The unaudited pro forma financial data for the three months and nine months ended September 30, 2006 is presented as if the acquisition of the seven hotels from Savannah Suites, the five hotels from MOA, the 15 Masters Inn hotels and the six hotels from Waterloo Hospitality, Inc. and BMI, had occurred on January 1, 2006. The unaudited pro forma financial data for the three and nine months ended September 30, 2007 is presented as if the acquisition of the 15 Masters Inn hotels and the six hotels from Waterloo Hospitality, Inc. and BMI had occurred on January 1, 2007.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

The unaudited pro forma financial data does not purport to represent what the Company’s results of operations would actually have been if the transactions had in fact occurred on the dates discussed above. They also do not project or forecast the Company’s results of operations for any future date or period.

	Pro Forma Consolidated
	(in thousands, except per share data)
	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$34,057	$33,300	$93,786	$92,203
Earnings from continuing operations	$2,781	$2,347	$4,254	$4,315
Net earnings	$2,440	$2,079	$4,024	$4,054
Net earnings available to common shareholders	$2,229	$1,775	$3,275	$3,142
Net earnings per share
- basic	$0.11	$0.15	$0.16	$0.26
- diluted	$0.11	$0.14	$0.16	$0.26

The information presented represents the activity for these acquired properties from and including January 1, for the period presented to, but not including, the date of our acquisition. The total purchase price allocated to the acquired hotels is based on preliminary estimates and is subject to change.

The three month and nine month pro forma financial data ended September 30, 2006 and September 30, 2007 reflects the following adjustments for the seven Savannah Suites hotels, the five MOA hotels, the fifteen Masters Inn hotels and the six hotels from Waterloo Hospitality, Inc. and BMI:

•	hotel operating expenses reflect the cost reductions resulting from reduced management fees and insurance expense;

•	depreciation expense is adjusted for acquired depreciable basis;

•	interest expense includes the additional interest and amortization of deferred financing costs;

•	elimination of franchise fees for the Masters Inn hotels, and;

•	minority interest adjustment for the issuance of 863,611 common operating units for the purchase of the two hotels from BMI.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The weighted average number of shares used in the computation for the three months ended September 30, 2007 and 2006 for basic EPS were 20,447,682 and 12,072,594, respectively, and for diluted EPS were 20,472,417 and 14,761,732, respectively. The weighted average number of shares used in the computation for the nine months ended September 30, 2007 and 2006 for basic EPS were 20,061,674 and 12,067,084, respectively, and for diluted EPS were 20,084,218 and 12,071,906, respectively.

Preferred and Common Limited Partnership Units in Supertel Limited Partnership

At September 30, 2007 and 2006 there were 1,235,806 and 372,195, respectively, of Supertel Limited Partnership common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the common unit holders (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). In addition, the 195,610 Supertel Limited Partnership preferred operating units are antidilutive.

Preferred Stock of SHI

There were 1,010,585 shares of Series A Convertible Preferred Stock that remained outstanding after increasing 23,233 shares from warrants exercised and converting 527,906 shares into 934,383 shares of common stock during the nine months ended September 30, 2007. During the three months ended September 30, 2007, all outstanding 126,311 preferred stock warrants were exercised. The convertible provision of the Series A Convertible Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, is antidilutive for the earnings per share computation for the three and nine months ended September 30, 2007 and 2006. The preferred stock is antidilutive for the three and nine months ended September 30, 2007, therefore the preferred stock warrants were excluded from the computation of diluted earnings per share.

Stock Options

The potential common shares represented by outstanding stock options for the three and nine months ended September 30, 2007 totaled 162,143. For the nine months ended September 30, 2007 65,000 shares are antidilutive and 74,599 shares are assumed to be purchased with proceeds from the exercise of stock options resulting in 22,544 shares that are dilutive. For the three months ended September 30, 2007 137,408 shares are assumed to be purchased with proceeds from the exercise of stock options resulting in 24,735 shares that are dilutive.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

Debt Financing

Debt financing with respect to hotels acquired by the Company during the nine month period ended September 30, 2007 is described above under “Hotel Acquisitions”.

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

As of September 30, 2007, 165,000 stock options have been awarded under the Plan. The 65,000 and 100,000 options have an exercise price of $7.55 and $5.89, respectively, which is equal to the average of the high and low sales price of the stock as reported on the National Association of Securities Dealers Automated Quotation system (NASDAQ) on the grant date of May 24, 2007 and May 25, 2006, respectively. The 65,000 vest on December 31, 2007 with an expiration date of May 24, 2011 and the 100,000 options vested on December 31, 2006 with an expiration date of May 25, 2010. A total of 165,000 shares of common stock have been reserved for issuance pursuant to the Plan with respect to the granted options.

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

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

The following table summarizes the Company’s activities with respect to its stock options for the nine months ended September 30, 2007 as follows (in thousands, except per share and share data):

	Shares	Weighted- Average Exercise Price	Aggregate Fair Value
Outstanding at December 31, 2006	100,000	$5.89	$69
Granted	65,000	7.55	54
Exercised	2,857	5.89	2
Forfeited or expired	—	—	—

Outstanding at September 30, 2007	162,143	$6.56	$121

Exercisable at September 30, 2007	97,143	$5.89	$67

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the share-based compensation related to employees and directors for the three months ended September 30, 2007 and 2006 was $22,600 and $29,400, respectively. The expense for the nine months ended September 30, 2007 and 2006 was $31,600 and $40,700, respectively.

Income Taxes

For the three months ended September 30, 2007, the TRS reflected an income tax expense of $341,000 which is comprised of a net state and local tax expense of $60,000 and a federal tax expense of $281,000. For the nine months ended September 30, 2007, the TRS reflected an income tax expense of $230,000 which is comprised of a net state and local tax expense of $40,000 and a federal tax expense of $190,000.

The components of a TRS income tax (expense) benefit were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Federal
Deferred	$(281)	$(221)	$(190)	$(216)
State & Local
Deferred	(60)	(47)	(40)	(45)

Total income tax expense	$(341)	$(268)	$(230)	$(261)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following difference (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
“Expected” federal tax expense at 34%	$(290)	$(228)	$(196)	$(240)
State income tax expense, net of federal income tax effect	(39)	(31)	$(26)	(23)
Other (expense) benefit, net	(12)	(9)	$(8)	2

Total income tax expense	$(341)	$(268)	$(230)	$(261)

The TRS has estimated its income tax benefit using a combined federal and state rate of 40%. As of September 30, 2007, TRS had a deferred tax asset of $0.6 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2023. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent year cannot be reasonably estimated.

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

Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact on its results of operation and financial position, if it elects adoption.

Subsequent Events

In October 2007 Supertel Limited Partnership consummated negotiations to increase its revolving credit facility with Wells Fargo Bank from $3.6 million to $12 million, subject to the Company providing additional collateral when additional advances against the revolver are to be drawn.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our annual report on Form 10-K for the fiscal year ended December 31, 2006. Results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be attained in the future.

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of September 30, 2007 we owned 115 hotels in 24 states. Our hotels operate under several national and independent brands.

Our significant events for the nine months ended September 30, 2007 include:

•	On January 1, 2007, as described below, we amended our hotel management agreement with Royco Hotels, the manager of 100 of our hotels.

•

The Company declared dividends of $.11  1/4 , $.11  1/2 and $.12  1/2 per share for the quarter ended March 31, June 30, and September 30, 2007, respectively. The declared dividends for the year ago period were $.09, $.10, and $.10  1/2 per share for the quarter ended March 31, June 30, and September 30, 2006, respectively.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED:

•	We acquired five hotels from Motels of America LLC on January 5, 2007. The hotels are located in: Georgia, Idaho, Indiana, Maine and Montana. The purchase price was approximately $24 million.

•

On January 17, 2007, we entered into an agreement to purchase, subject to customary closing conditions, seven hotels located in Kentucky from Musselman Hotels II, LLC. The purchase price for the hotels is approximately $14.4 million, and the purchase is expected to occur in December 2007.

•

On February 22, 2007, we entered into a Second Amendment to Loan Agreement with Great Western Bank which amended the Loan Agreement dated January 13, 2005 between the parties by increasing the loan limit from $20 million to a maximum of $34 million. This revolving credit facility is used for acquisitions and general corporate purposes.

•	On April 4, 2007, we acquired four hotels from Waterloo Hospitality, Inc. for approximately $30.9 million. Three hotels are located in Virginia and one hotel is located in Louisiana.

•	On April 10, 2007, we acquired Tara Inn and Suites, located in Jonesboro, Georgia, for approximately $6 million.

•

On May 15, 2007, we acquired fifteen hotels, which are operated under the Masters Inn name. The hotels are located in: Tuscaloosa, Alabama; Orlando, Florida; Kissimmee, Florida (2); Seffner, Florida; East Tampa, Florida; Doraville, Georgia; Marietta, Georgia; Tucker, Georgia; Augusta, Georgia; Garden City, Georgia; Mt. Pleasant, South Carolina; Charleston, South Carolina; and Cayce, South Carolina (2). The purchase price for the hotels was approximately $42.7 million.

•

On July 31, 2007, Supertel Limited Partnership acquired two hotels from Budget Motels, Inc. The $6.9 million purchase price for the two Days Inn hotels located in Bossier City, Louisiana and Fredericksburg, Virginia was funded by the issuance of 863,611 common operating units of Supertel Limited Partnership to the seller. The hotels were previously operated by Supertel Limited Partnership through a lease agreement since April 4, 2007.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnerships, Supertel Limited Partnership and E & P Financing Limited Partnership, limited partnerships, limited liability companies or other subsidiaries of our operating partnerships. We currently own, indirectly, an approximate 93% general partnership interest in Supertel Limited Partnership and a 100% partnership interest in E & P Financing Limited Partnership.

As of September 30, 2007, we owned 115 limited service hotels and one office building. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc (TRS), and its wholly owned subsidiaries (collectively, “TRS Lessee”), and are managed by Royco Hotels, Inc. (Royco Hotels) formerly known as Royal Host Management Inc., and HLC Hotels, Inc. (HLC).

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED:

(ii) 50% of the base management fee paid to Royco Hotels during the twelve months prior to notice of termination; and (d) the base compensation of Royco Hotels district managers to be included in the operating expenses paid by TRS Lessee.

On May 16, 2007 in connection with our acquisition of the Masters Inn hotels, TRS, the lessee of the fifteen hotels, entered into a management agreement with HLC, an affiliate of the sellers of the hotels. The management agreement provides for HLC to operate and manage the fifteen hotels for a term of two years and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels. The management agreement requires TRS to reimburse HLC for all budgeted direct operating costs and expenses incurred in the operation of the hotels. HLC, an eligible independent contractor, also manages other hotels for parties unrelated to Supertel.

Significant Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make certain estimates and judgments that affect our financial position and results of operations. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 22, 2007. There have been no changes in our accounting policies since December 31, 2006, except for the adoption of the following new accounting pronouncements.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact on its results of operation and financial position, if it elects adoption.

General

The discussion that follows is based primarily on our consolidated financial statements for the three and nine months ended September 30, 2007 and 2006, and should be read along with the consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of our 115 and 85 hotels as of September 2007 and 2006, respectively.

Results of Operations

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006.

Operating results are summarized as follows (in thousands):

	2007 Continuing Operations	2006 Continuing Operations	Continuing Operations Variance
Revenues	$34,057	$22,441	$11,616
Hotel and property operations expenses	(23,120)	(14,777)	(8,343)
Interest expense	(3,759)	(2,181)	(1,578)
Depreciation and amortization expense	(3,275)	(2,195)	(1,080)
General and administrative expenses	(940)	(705)	(235)
Net loss on dispositions of assets	(13)	(1)	(12)
Other income	38	47	(9)
Minority interest	(167)	(122)	(45)
Income tax expense	(341)	(268)	(73)

Net income	$2,480	$2,239	$241

Revenues and Operating Expenses

Revenues for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, increased $11.6 million or 51.8%, of which $10.8 million was due to the increase in revenue from 36 hotels added after the second quarter of 2006. We refer to our entire portfolio as limited service hotels which we further describe as midscale without food and beverage hotels, economy hotels and economy extended stay hotels. Our 29 same store midscale without food and beverage hotels reflected an average daily rate (“ADR”) increase of 3.2% to $76.92, a 1.9% decrease in occupancy and revenue per available room (“RevPAR”) increase of 1.3% to $55.73 for the third quarter of 2007 over the same period of 2006. Our 50 same store economy hotels reflected an ADR increase of 0.5%, to $48.97, an increase in occupancy of 7.1% and a RevPAR increase of 7.6% to $34.62 for the third quarter of 2007 over the same period of 2006. The third quarter of 2007 compared to the year ago period, ADR for the entire same store hotel portfolio increased 0.9% to $60.08 and RevPAR increased 4.3% to $42.89. The occupancy for all same store hotels for the three months ended September 30, 2007 increased 3.5% from that of the year ago period.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED:

During the third quarter of 2007, hotel and property operations expenses increased $8.3 million, of which $7.5 million was from hotels added after the second quarter of 2006, and $0.8 million from the same store portfolio. The same store portfolio used for comparison of the third quarter of 2007 over the same period of 2006 consists of the 79 hotels owned by the Company as of July 1, 2006. The same store portfolio increase was primarily caused by increases in payroll, advertising, business promotions, and room supplies, including linen upgrades.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense increased by $1.6 million, due primarily to increased debt used for hotel acquisitions. The depreciation and amortization expense increased $1.1 million for the three months ended September 30, 2007 compared to the year ago period. This is primarily related to hotel acquisitions as well as asset additions for the other hotels outpacing the amount of assets exceeding their useful life. The general and administrative expense for the same period increased $.2 million compared to the year ago period. This is primarily related to increases in salaries and professional fees, associated principally with the Company’s acquisition activities.

Income Tax Expense

The income tax expense is related to the taxable earnings from the Company’s taxable subsidiary, the TRS Lessee. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 40%. The tax expense is a result of TRS Lessee’s income for the three months ended September 30, 2007 and the year ago period. The income tax expense will vary based on the taxable earnings of the TRS Lessee.

The income tax expense increased by approximately $73,000 during the three months ended September 30, 2007 compared to the year ago period, due to increased income by the TRS Lessee for the same periods.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED:

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006

Operating results are summarized as follows (in thousands):

	2007	2006	Continuing
	Continuing Operations	Continuing Operations	Operations Variance
Revenues	$84,225	$58,249	$25,976
Hotel and property operations expenses	(58,378)	(39,943)	(18,435)
Interest expense	(9,249)	(5,804)	(3,445)
Depreciation and amortization expense	(8,877)	(6,329)	(2,548)
General and administrative expenses	(2,791)	(2,092)	(699)
Losses on dispositions of assets	(13)	(6)	(7)
Other income	115	108	7
Minority interest	(309)	(272)	(37)
Income tax expense	(230)	(261)	31

Net income	$4,493	$3,650	$843

Revenues and Operating Expenses

Revenues for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, increased $26.0 million or 44.6%, of which $24.8 million was due to the increase in revenue from 39 hotels added after January 1, 2006. Our 28 same store midscale without food and beverage hotels reflected an ADR increase of 4.9% to $75.43, a 4.0% decrease in occupancy and an increase in revenue per available room (“RevPAR”) of 0.8% to $50.95 for the nine months ended September 30, 2007 over same period of 2006. The ADR of our 48 same store economy hotels reflected an increase of 0.9% to $48.16, a 2.9% increase in occupancy and an increase in RevPAR of these hotels of 3.9% to $30.45 for the nine months ended September 30, 2007 over the same period of 2006. For the nine months ended September 30, 2007 compared to the year ago period, ADR for the same store hotel portfolio increased 2.2% to $58.98 and RevPAR for the same store hotel portfolio increased 2.3% to $38.26. The occupancy for same store hotels for the nine months ended September 30, 2007 increased 0.2% from that of the year ago period.

During the nine months ended September 30, 2007, hotel and property operations expenses increased $18.4 million, of which $16.7 million was from hotels added after January 1, 2006 and $1.7 million was from the same store portfolio. The same store portfolio used for comparison of the first nine month period of 2007 over the same period of 2006 consists of the 76 hotels owned by the Company during the nine months ended September 30, 2006. The increase in same store portfolio expenses was primarily caused by payroll, advertising, business promotions, repairs and room supplies, including linen upgrades.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense increased by $3.4 million for the nine months ended September 30, 2007 compared to the year-ago period, due primarily to increased debt used for hotel acquisitions. The depreciation and amortization expense increased $2.5 million for the nine months ended September 30, 2007 compared to the year ago period. This is primarily related to hotel acquisitions as well as asset additions for the other hotels outpacing the amount of assets exceeding their useful life. The general and administrative expense for the same period increased $0.7 million compared to the year ago period. This is primarily related to increases in salaries and professional fees, due to the Company’s acquisition activities.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED:

Income Tax Expense

The income tax expense is related to the taxable income from the TRS Lessee. The tax expense is a result of TRS Lessee’s income for each of the nine months ended September 30, 2007 and the year ago period. The income tax expense will vary based on the taxable earnings of the TRS Lessee.

The income tax expense decreased by approximately $31,000 during the nine months ended September 30, 2007 compared to the year ago period, due to a decrease of taxable income by the TRS Lessee for the same periods.

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

Financing

At September 30, 2007, we had debt of $189 million, consisting of notes and mortgages payable, with a weighted average term to maturity of 6.4 years and a weighted average interest rate of 7.5%. Aggregate annual principal payments for the remainder of 2007 and thereafter are as follows (in thousands):

Remainder of 2007	$9,355
2008	6,435
2009	43,277
2010	4,422
2011	4,988
Thereafter	120,479

$188,956

Of the maturities in 2007, approximately $0.82 million consist of principal amortization on mortgage loans, which we expect to fund through cash flows from operations. The remaining note payable is an $8.54 million bridge loan with General Electric Capital Corporation and is described below. This note is expected to be refinanced from our lines of credit or other borrowings.

We are required to comply with certain quarterly covenant compliance tests for some of our lenders. As of September 30, 2007, we were in compliance with the financial debt covenants of our lenders.

On January 5, 2007, Supertel Limited Partnership acquired five hotels from Motels of America LLC. The $24 million purchase price for the five hotels was funded by $8.4 million of cash and borrowings from our existing credit facilities with Great Western

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED:

Bank and a $15.6 million term loan from General Electric Capital Corporation . The hotels are located in: Columbus, Georgia; Boise, Idaho; Terre Haute, Indiana; Ellsworth, Maine; and Billings, Montana.

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

On April 4, 2007, we acquired four hotels from Waterloo Hospitality, Inc. The $30.9 million purchase price for the four hotels was funded by approximately $19.5 million of borrowings from our existing credit facility with Great Western Bank and the assumption of four Wachovia Bank loans with an aggregate outstanding principal balance of approximately $11.4 million. The assumed loans require monthly principal and interest payments based on a 22 year amortization (which commenced in February 1998). The principal balance is due and payable on March 1, 2020 and the loans bear interest at 7.375%. The hotels consist of: a Comfort Inn in Alexandria, Virginia; a Days Inn in Alexandria, Virginia; a Days Inn in Fredericksburg (South), Virginia; and a Days Inn in Shreveport, Louisiana.

Supertel Limited Partnership entered into a four month leasing agreement with BMI, beginning April 4, 2007, for two Days Inn hotels located in Fredericksburg (North), Virginia and Bossier City, Louisiana. In accordance with SFAS 13 we accounted for this agreement as a capital lease. On July 31, 2007 the hotels were purchased for $6.9 million, funded by the issuance of 863,611 common operating units in Supertel Limited Partnership.

On April 10, 2007 we acquired the 127-room Tara Inn and Suites in Jonesboro, Georgia. The purchase price of $6 million was funded by borrowings from our existing credit facilities with Great Western Bank.

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

We have agreed to purchase seven limited service hotels from Musselman Hotels II, LLC for $14.4 million. The purchase agreement, as amended, provides for closing of the purchase in December 2007. The transaction is subject to customary purchase conditions. We intend to fund the purchase price from existing credit facilities and new borrowings to be negotiated.

Redemption of Preferred and Common Operating Partnership Units

As of September 30, 2007 we owned, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 93% general partnership interest in Supertel Limited Partnership, through which we own 56 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 7% is held by limited partners. Limited partners hold, as of September 30, 2007,

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED:

1,235,806 common operating partnership units which include 863,611 common operating partnership units issued July 31, 2007 in the acquisition of two hotels. A limited partner may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common units, at any time after a specified period following the date he or she acquired the common units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, at our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock. Limited partners also held 195,610 preferred operating partnership units as of September 30, 2007. The preferred units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership. There were no common operating partnership units or preferred operating partnership units converted during the three months ended September 30, 2007.

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Debt including interest	$265,049	$12,805	$73,284	$27,696	$151,264
Land leases	3,946	11	87	121	3,727

Total contractual obligations	$268,995	$12,816	$73,371	$27,817	$154,991

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

Off Balance Sheet Financing Transactions

We have not entered into any off balance sheet financing transactions.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED:

Funds from Operations

Our funds from operations available to common shareholders (“FFO”) for the three months and nine months ended September 30, 2007 were $5.6 million and $12.6 million, respectively, representing an increase of $1.4 million and $3.6 million from FFO reported for the three and nine months ended September 30, 2006, respectively. FFO is reconciled to net income available to common shareholders as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income available to common shareholders	$2,269	$1,935	$3,744	$2,738
Depreciation and amortization	3,275	2,195	8,877	6,329
Net loss on disposition of real estate assets	13	1	13	6

FFO available to common shareholders	$5,557	$4,131	$12,634	$9,073

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

We use FFO as a performance measure to facilitate a periodic evaluation of our operating results relative to those of our peers, who like us., are typically members of NAREIT. We consider FFO a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assume that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful indication of its performance.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED:

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following tables present our RevPAR, ADR and Occupancy, by region and brand, for the three and nine months ended September 30, 2007 and 2006, respectively. The comparisons below include our 115 and 85 hotels for the respective quarters.

Our same store RevPAR, ADR, and Occupancy, by region, for the three months ended September 30, 2007 and 2006, respectively, were as follows:

	Room	Three months ended September 30, 2007			Room	Three months ended September 30, 2006
Same Store Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
West North Central	2,764	34.98	72.5%	48.26	2,764	32.43	67.9%	47.75
East North Central	882	56.09	77.0%	72.88	882	57.45	79.6%	72.22
Middle Atlantic/New England	273	60.10	72.0%	83.41	273	61.22	74.3%	82.41
South Atlantic	1,086	50.59	67.7%	74.74	1,086	48.29	67.5%	71.51
East South Central	450	40.44	65.9%	61.41	450	36.43	59.4%	61.37
West South Central	132	29.12	59.1%	49.24	132	28.90	56.5%	51.11

Total Same Store Hotels	5,587	$42.89	71.4%	$60.08	5,587	$41.11	69.0%	$59.55

Our RevPAR, ADR, and Occupancy, by region for hotels which have been acquired since July 1, 2006 and are not included as same store for the three months ended September 30, 2007 and 2006, respectively, were as follows:

Acquisitions Region	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$49.59	89.8%	$55.24
West North Central	92	36.74	71.3%	51.55
East North Central	117	36.73	90.1%	40.77
Middle Atlantic/New England	63	68.96	75.6%	91.17
South Atlantic	3,616	23.67	62.3%	38.03
East South Central	151	26.04	67.2%	38.74
West South Central	325	27.23	68.5%	39.76

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Maine and Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Alabama, Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED:

Our same store RevPar, ADR and Occupancy by brand for the three months ended September 30, 2007 and 2006, respectively, were as follows:

	Room	Three months ended September 30, 2007			Room	Three months ended September 30, 2006
Same Store Brand	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	1,629	$55.96	72.4%	$77.31	1,629	$55.51	74.7%	$74.31
Hampton Inn	216	60.11	70.6%	85.17	216	56.17	69.3%	81.10
Holiday Inn Express	176	58.70	79.3%	74.01	176	59.67	79.5%	75.01
Other Midscale (1)	163	44.42	68.1%	65.18	163	43.41	64.7%	67.09

Total Midscale w/o F&B	2,184	55.73	72.4%	76.92	2,184	55.01	73.8%	74.53

Economy
Days Inn	59	42.20	67.5%	62.55	59	44.98	73.8%	60.97
Super 8	3,079	34.98	72.9%	47.97	3,079	32.74	68.7%	47.64
Other Economy (3)	265	28.81	45.7%	62.99	265	22.71	32.0%	70.88

Total Economy	3,403	34.62	70.7%	48.97	3,403	32.16	66.0%	48.75

Total Same Store Midscale/Economy	5,587	42.89	71.4%	60.08	5,587	41.11	69.0%	59.55

Our RevPar, ADR and Occupancy for hotels by brand which have been acquired since July 1, 2006 and are not included as same store for the three months ended September 30, 2007 and 2006, respectively, were as follows:

Acquisitions Brand	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	213	$49.23	55.9%	$88.02

Total Midscale w/o F&B	213	49.23	55.9%	88.02

Economy
Days Inn	801	27.76	54.4%	51.03
Masters Inn (2)	1,842	24.10	61.8%	38.96
Super 8	405	43.98	87.3%	50.36
Other Economy (3)	92	36.74	71.3%	51.55

Total Economy	3,140	27.97	63.5%	44.03

Economy Extended Stay (4)	1,225	18.55	71.2%	26.04

1       Includes Ramada Limited and Sleep Inn brands

2       Masters Inn Hotels were acquired May 16, 2007

3       Includes Guesthouse Inn and five independent hotels

4       Includes seven Savannah Suites and one Tara Inn & Suites

Part I. FINANCIAL INFORMATION, CONTINUED:

Our same store RevPAR, ADR, and Occupancy, by region, for the nine months ended September 30, 2007 and 2006, respectively, were as follows:

	Room	Nine months ended September 30, 2007			Room	Nine months ended September 30, 2006
Same Store Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
West North Central	2,683	30.69	65.0%	47.23	2,683	28.78	62.4%	46.12
East North Central	882	46.44	67.0%	69.32	882	46.20	68.5%	67.40
Middle Atlantic/New England	273	48.21	63.2%	76.32	273	49.39	66.0%	74.83
South Atlantic	1,086	49.23	66.0%	74.59	1,086	48.43	68.7%	70.52
East South Central	305	37.42	58.1%	64.40	305	41.26	62.9%	65.58
West South Central	132	28.07	58.4%	48.09	132	29.16	58.1%	50.22

Total Same Store Hotels	5,361	$38.26	64.9%	$58.98	5,361	$37.39	64.8%	$57.71

Our RevPAR, ADR, and Occupancy, by region for hotels which have been acquired since January 1, 2006 and are not included as same store for the nine months ended September 30, 2007 and 2006, respectively, were as follows:

Acquisitions Region	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$42.08	83.1%	$50.64
West North Central	173	34.90	64.7%	53.97
East North Central	117	32.75	80.2%	40.84
Middle Atlantic/New England	63	42.61	62.1%	68.66
South Atlantic	3,616	24.17	64.5%	37.45
East South Central	296	29.03	62.5%	46.47
West South Central	325	29.88	72.8%	41.06

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Maine and Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Alabama, Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Our same store RevPar, ADR and Occupancy by brand for the nine months ended September 30, 2007 and 2006, respectively, were as follows:

	Room	Nine months ended September 30, 2007			Room	Nine months ended September 30, 2006
Same Store Brand	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	1,484	$49.59	66.3%	$74.82	1,484	$49.44	69.4%	$71.20
Hampton Inn	216	63.38	73.1%	86.73	216	58.31	72.8%	80.05
Holiday Inn Express	176	48.14	68.0%	70.84	176	49.86	71.0%	70.20
Other Midscale (1)	163	49.87	71.4%	69.89	163	50.95	74.1%	68.75

Total Midscale w/o F&B	2,039	50.95	67.5%	75.43	2,039	50.53	70.3%	71.88

Economy
Days Inn	59	34.68	57.6%	60.18	59	37.72	63.1%	59.79
Super 8	3,039	30.49	65.0%	46.94	3,039	28.67	62.4%	45.98
Other Economy (3)	224	28.79	41.1%	69.97	224	35.95	48.0%	74.93

Total Economy	3,322	30.45	63.2%	48.16	3,322	29.32	61.4%	47.75

Total Same Store Midscale/Economy	5,361	38.26	64.9%	58.98	5,361	37.39	64.8%	57.71

Our RevPar, ADR and Occupancy for hotels by brand which have been acquired since January 1, 2006 and are not included as same store for the nine months ended September 30, 2007 and 2006, respectively, were as follows:

Acquisitions Brand	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	358	$40.95	60.4%	$67.84

Total Midscale w/o F&B	358	40.95	60.4%	67.84

Economy
Days Inn	801	31.62	62.3%	50.74
Masters Inn (2)	1,842	24.79	63.6%	38.98
Super 8	445	39.36	81.5%	48.30
Other Economy (3)	133	33.09	59.9%	55.27

Total Economy	3,221	30.26	66.9%	45.24

Economy Extended Stay (4)	1,225	17.86	67.4%	26.49

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

Part II. OTHER INFORMATION, CONTINUED:

(In thousands, except per share and statistical data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Earnings from continuing operations before income taxes	$2,821	$2,507	$4,723	$3,911

Net income available to common shareholders	$2,269	$1,935	$3,744	$2,738

Earnings per share - basic	$0.11	$0.16	$0.19	$0.23

Earnings per share - diluted	$0.11	$0.15	$0.19	$0.23

EBITDA (1)	$10,022	$7,005	$23,158	$16,316

FFO available to common shareholders (2)	$5,557	$4,131	$12,634	$9,073

FFO per share - basic	0.27	0.34	0.63	0.75

FFO per share - diluted	0.26	0.30	0.60	0.68

Net cash flow:
Provided by operating activities	$7,831	$5,576	$17,970	$12,264
Used in investing activities	$(3,269)	$(29,655)	$(100,200)	$(38,655)
Provided by (used in) financing activities	$(5,851)	$24,852	$78,545	$27,606

Weighted average number of shares outstanding for:
calculation of earnings per share - basic	20,448	12,073	20,062	12,067

calculation of earnings per share - diluted	20,472	14,762	20,084	12,072

Weighted average number of shares outstanding for:
calculation of FFO per share - basic	20,448	12,073	20,062	12,067

calculation of FFO per share - diluted	22,360	14,957	22,327	14,762

RECONCILIATION OF NET INCOME TO EBITDA
Net income available to common shareholders	$2,269	$1,935	$3,744	$2,738
Interest	3,759	2,181	9,249	5,804
Income tax expense	341	268	230	261
Depreciation and amortization	3,275	2,195	8,877	6,329
Minority interest	167	122	309	272
Preferred stock dividend	211	304	749	912

EBITDA (1)	$10,022	$7,005	$23,158	$16,316

RECONCILIATION OF NET EARNINGS TO FFO
Net income available to common shareholders	$2,269	$1,935	$3,744	$2,738
Depreciation and amortization	3,275	2,195	8,877	6,329
Net loss on disposition of assets	13	1	13	6

FFO available to common shareholders (2)	$5,557	$4,131	$12,634	$9,073

ADDITIONAL INFORMATION
Average Daily Rate	$51.70	$56.81	$51.60	$56.58
Revenue Per Available Room	$35.47	$39.34	$33.81	$36.82
Occupancy	68.6%	69.3%	65.5%	65.1%

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

(2) FFO is a non-GAAP financial measure. We consider FFO to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from sales of real estate assets, plus depreciation and amortization of real estate assets. We believe its method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including its ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO for similar REITs.

We use FFO as a performance measure to facilitate a periodic evaluation of its operating results relative to those of its peers, who like us, are typically members of NAREIT. We consider FFO a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assume that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful indication of its performance.

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

Dated this 8th day of November, 2007

By:	/s/ Donavon A. Heimes
Donavon A. Heimes
Chief Financial Officer, Treasurer, and Secretary

Dated this 8th day of November, 2007