Form 10-K
period 2007-12-31
SUPERTEL HOSPITALITY INC
filed 2008-03-12
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2007 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $145.5 million based on the $8.47 closing price as reported on the Nasdaq Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2008
Common Stock, $.01 par value per share	20,700,616 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.	Business

References to “we”, “our”, “us” and “Company” refer to Supertel Hospitality, Inc., including, as the context requires, its direct and indirect subsidiaries.

Overview

We are a self-administered real estate investment trust (REIT), and through our subsidiaries, as of December 31, 2007 we owned 115 limited service hotels in 24 states. Our hotels operate under several national franchise and independent brands.

Our significant events for 2007 include:

•	purchase of 27 additional hotels;

•	a second management company, HLC Hotels Inc. was engaged to manage our 15 Masters Inns; and

•	payment of quarterly dividends on the common stock, for a total of $.4625 per share in 2007, up from $.365 per share in 2006.

Recent Events

We acquired ten additional limited service hotels on January 2, 2008.

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

General Development of Business

We are a REIT for federal income tax purposes and we were incorporated in Virginia on August 23, 1994. Our common stock began to trade on The Nasdaq Global Market on October 30, 1996. Our preferred stock began to trade on The Nasdaq Global Market on December 30, 2005.

Through our wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust, we own a controlling interest in Supertel Limited Partnership and E&P Financing Limited Partnership. We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnerships, Supertel Limited Partnership and E&P Financing Limited Partnership, limited partnerships, limited liability companies or other subsidiaries of our operating partnerships. We currently own, indirectly, an approximate 93% general partnership interest in Supertel Limited Partnership and a 100% partnership interest in E&P Financing Limited Partnership. In the future, these limited partnerships may issue limited partnership interests to third parties from time to time in connection with our acquisitions of hotel properties or capital raising.

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to our wholly owned taxable REIT subsidiaries. Under the REIT Modernization Act (“RMA”), which became effective January 1, 2000, REITs are permitted to lease their hotels to wholly owned taxable REIT subsidiaries. We formed TRS Leasing, Inc. and its wholly owned subsidiaries TRS Subsidiary LLC; SPPR TRS Subsidiary, LLC and SPPR-BMI TRS Subsidiary, LLC (collectively the “TRS Lessee”) in accordance with the RMA. Pursuant to the RMA, the TRS Lessee is required to enter into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS Lessee. Accordingly the hotels are leased to our taxable TRS Lessee and are managed by Royco Hotels Inc. (“Royco Hotels”) and HLC Hotels Inc. (“HLC”) pursuant to management agreements.

(b) Financial Information About Industry Segments

We are engaged primarily in the business of owning equity interests in hotel properties. Therefore, presentation of information about industry segments is not applicable. See the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required in this Item 1.

(c) Narrative Description of Business

General At December 31, 2007, we owned, through our subsidiaries, 115 hotels in 24 states. The hotels are operated by Royco Hotels (100) and HLC (15). We acquired 10 additional hotels on January 2, 2008, which are operated by Royco Hotels.

Our primary objective is to increase shareholder value through increasing the operating returns of the hotels and by acquiring equity interests in hotels that meet our investment criteria.

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

Acquisition Strategy Any acquisition, investment or purchase of property in excess of $5 million requires approval of the Investment Committee of our Board of Directors. Our general investment criteria are described below:

•	hotels with proven historical cash flow;

•	hotels which could benefit from new management, a new marketing strategy and association with a national franchisor;

•	hotels which could benefit significantly from renovations; and

•	hotels in attractive locations that could benefit by changing franchises to a grade that is more appropriate for the location and clientele.

Our organizational documents do not limit the types of investments we can make; however, our intent is to focus primarily on midscale without food and beverage and economy, including economy extended-stay hotel properties.

We acquired 27 hotels in 2007 through our subsidiaries. The following table reflects additional information regarding each of these hotels:

Hotel	Location	Date Acquired	Rooms
Super 8	Billings, Montana	01/05/07	106
Super 8	Boise, Idaho	01/05/07	108
Super 8	Columbus, Georgia	01/05/07	74
Comfort Inn	Ellsworth, Maine	01/05/07	63
Super 8	Terre Haute, Indiana	01/05/07	117
Comfort Inn	Alexandria, Virginia	04/04/07	150
Days Inn	Alexandria, Virginia	04/04/07	200
Days Inn	Bossier City, Louisiana	04/04/07	176
Days Inn	Fredericksburg, Virginia	04/04/07	120
Days Inn	Fredericksburg, Virginia	04/04/07	156
Days Inn	Shreveport, Louisiana	04/04/07	148
Tara Inn & Suites	Jonesboro, Georgia	04/10/07	127
Masters Inn	Augusta, Georgia	05/16/07	120
Masters Inn	Charleston, South Carolina	05/16/07	150
Masters Inn	Columbia, South Carolina	05/16/07	112
Masters Inn	Columbia, South Carolina	05/16/07	109
Masters Inn	Doraville, Georgia	05/16/07	88
Masters Inn	Garden City, Georgia	05/16/07	128
Masters Inn	Marietta, Georgia	05/16/07	87
Masters Inn	Mt. Pleasant, South Carolina	05/16/07	119
Masters Inn	Orlando, Florida	05/16/07	120
Masters Inn	Orlando, Florida	05/16/07	188
Masters Inn	Orlando, Florida	05/16/07	116
Masters Inn	Seffner, Florida	05/16/07	120
Masters Inn	Tampa, Florida	05/16/07	127
Masters Inn	Tucker, Georgia	05/16/07	107
Masters Inn	Tuscaloosa, Alabama	05/16/07	151

			3,387

Development Strategy Subject to market conditions and the availability of financing, we may selectively grow through the development of new limited-service and extended stay hotel properties.

Our site selection criteria would include some or all of the following characteristics:

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

Sale of Hotels We may undertake the sale of one or more of the hotels from time to time in response to changes in market conditions, our current or projected return on our investment in the hotels or other factors which the board of directors deems relevant. We undertook a specific disposition program beginning in 2001 that included the sale of 23 hotels through December 31, 2004. The proceeds from the sale of these hotels were used primarily to repay existing debt. We did not sell any hotels in 2005 through 2007 and none of our hotels were classified as being held for sale as of December 31, 2007; however, we may sell additional hotels in the future as market conditions and other factors so warrant.

Hotel Management Royco Hotels and HLC, both independent contractors, manage our hotels pursuant to hotel management agreements with TRS Lessee. The hotel management agreements provide that the management companies have control of all operational aspects of the hotels, including employee-related matters. The management companies must generally maintain each hotel under their management in good repair and condition and make routine maintenance, repairs and minor alterations. Additionally, Royco Hotels must operate the hotels in accordance with the national franchise agreements that cover the hotels, which includes, as applicable, using franchisor sales and reservation systems as well as abiding by franchisors’ marketing standards. Royco Hotels and HLC may not assign their management agreements without our consent.

The management agreements generally require TRS Lessee to fund debt service, working capital needs and capital expenditures and fund Royco Hotels and HLC’s third-party operating expenses, except those expenses not related to the operation of the hotels. TRS Lessee is responsible for obtaining and maintaining insurance policies with respect to the hotels.

Royco Management Fee Royco Hotels manages 100 of our 115 properties we owned at December 31, 2007. Royco Hotels receives a monthly base management fee and an incentive management fee, if certain financial thresholds are met or exceeded. The management agreement provides for monthly base management fees and absorbing additional operating expenses as follows:

•	4.25% of gross hotel income for the month for up to the first $75 million of gross hotel income for a fiscal year;

•	4.00% of gross hotel income for the month for gross hotel income exceeding $75 million up to $100 million for a fiscal year;

•	3.00% of gross hotel income for the month for gross hotel income exceeding $100 million for a fiscal year;

•	the base compensation of Royco Hotels district managers to be included in the operating expenses of TRS Lessee; and

•

if annual net operating income exceeds 10% of our total investment in the hotels, then Royco Hotels receives an incentive management fee of 10% of the excess of net operating income up to the first $1 million, and 20% of excess net operating income above $1 million.

Royco Term and Termination The management agreement expires on December 31, 2011 and, unless Royco Hotels elects not to extend the term, the term of the agreement will be extended to December 31, 2016 if (i) Royco Hotels achieves average annual net operating income of at least 10% of our total investment in the hotels during the four fiscal years ending December 1, 2011 and (ii) Royco Hotels does not default prior to December 31, 2011.

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

Royco Defaults and Indemnity The following are events of default under the management agreement:

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

HLC Management Fee The hotel management agreement with HLC provides for HLC to operate and manage the fifteen Masters Inn hotels for a term of two years commencing May 16, 2007 and to receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels.

Franchise Affiliation

Our 115 hotels owned at December 31, 2007 operate under the following national and independent brands:

Franchise Brand	Number of Hotels
Super 8 (1)	49
Comfort Inn/Comfort Suites (2)	23
Hampton Inn (3)	3
Holiday Inn Express (4)	3
Sleep Inn (2)	1
Days Inn (1)	6
Ramada Limited (1)	1
Guest House Inn (5)	1
Supertel Inn (6)	5
Savannah Suites (7)	7
Masters Inn (6)	15
Tara Inn (8)	1

(1)	Super 8 ® , Ramada Limited ® , and Days Inn ® are registered trademarks of Wyndham Worldwide.
(2)	Comfort Inn ® , Comfort Suites ® and Sleep Inn ® are registered trademarks of Choice Hotels International, Inc.
(3)	Hampton Inn ® is a registered trademark of Hilton Hotels Corporation.
(4)	Holiday Inn Express ® is a registered trademark of Six Continents Hotels, Inc.
(5)	Guesthouse ® is a registered trademark of Guesthouse International Franchise Systems, Inc.
(6)	Supertel Inn® and Masters Inn® are registered trademarks of Supertel Hospitality, Inc.
(7)	Savannah Suites® is a registered trademark of Guest House Inn Corp.
(8)	Tara Inn & Suites is a registered trade name of Supertel Limited Partnership.

Seasonality of Hotel Business

The hotel industry is seasonal in nature. Generally, occupancy rates, revenues and operating results for hotels operating in the geographic areas in which we operate are greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters of the year.

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

Employees

At December 31, 2007, we had 15 employees. At December 31, 2007 Royco Hotels, manager of 100 of our hotels, and HLC, manager of 15 of our hotels, had workforces of approximately 1,560 and 300 employees, respectively, which are dedicated to the operation of the hotels.

Item 1A.	RISK FACTORS

Risks Related to Our Business

We cannot assure you that we will qualify, or remain qualified, as a REIT.

We currently are taxed as a REIT, and we expect to qualify as a REIT for future taxable years, but we cannot assure you that we will remain qualified as a REIT. If we fail to remain qualified as a REIT, all of our earnings will be subject to federal income taxation, which will reduce the amount of cash available for distribution to our stockholders, and we will not be required to distribute our income to our stockholders.

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

Under the terms of the management agreements between TRS Lessee and Royco Hotels and HLC, our ability to participate in operating decisions regarding the hotels is limited. We depend on Royco Hotels and HLC to adequately operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force Royco Hotels or HLC to change their methods of operation of our hotels. We can only seek redress if a management company violates the terms of the management agreement with TRS Lessee, and then only to the extent of the remedies provided for under the terms of the applicable management agreement. Additionally, in the event that we need to replace a management company, we may experience decreased occupancy and other significant disruptions at our hotels and in our operations generally.

Failure of the hotel industry to continue to improve or remain stable may adversely affect our ability to execute our business strategies, which, in turn, would adversely affect our ability to make distributions to our stockholders.

Our business strategy is focused in the hotel industry, and we cannot assure you that hotel industry fundamentals will continue to improve or remain stable. Economic slowdown and world events outside our control, such as terrorism, have adversely affected the hotel industry in the recent past and if these events reoccur, may adversely affect the industry in the future. In the event conditions in the hotel industry do not continue to improve or remain stable, our ability to execute our business strategies will be adversely affected, which, in turn, would adversely affect our ability to make distributions to our stockholders.

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

We seek to maintain a total stabilized debt level of no more than 40% to 55% of our aggregate property investment at cost. We, however, may change or eliminate this target at any time without the approval of our stockholders. At January 31, 2008, our debt to property investment was approximately 55%. In the future, we and our subsidiaries may incur substantial additional debt, including secured debt. Incurring such debt could subject us to many risks, including the risks that:

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

As a REIT, we generally are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction, each year to our stockholders. In the event of future downturns in our operating results and financial performance or unanticipated capital improvements to our hotel properties, we may be unable to declare or pay distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our Board of Directors, which will consider, among other factors, our actual results of operations, debt service requirements, capital expenditure requirements for our properties and our operating expenses. We may not generate sufficient cash in order to fund distributions to our stockholders, which may require us to sell assets or borrow money to satisfy the REIT distribution requirements.

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

To maintain our REIT status, we generally must distribute at least 90% of our REIT taxable income to our stockholders annually. In addition, we are subject to a 4% non-deductible excise tax if the actual amount distributed to shareholders in a calendar year is less than a minimum amount specified under the federal income tax laws. In the event we do not comply with our debt service obligations, our lenders may limit our ability to make distributions to our shareholders, which could adversely affect our REIT status.

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

We are subject to the “built-in gain” rules with respect to the assets acquired in the 1999 merger with the former Supertel. Under those rules, we will be subject to tax at the highest regular corporate rate on the built-in gain in the acquired assets (i.e., the excess of the fair market value of the assets at the time of the merger over their adjusted basis at the time of the merger) if we dispose of the assets in a taxable transaction within 10 years of the merger. This ten-year period expires October 2009. We recognized paid taxes of $286,000 on built-in gains recognized due to dispositions of five of those hotels in 2004.

Operating our hotels under franchise agreements could adversely affect distributions to our shareholders.

Eighty-seven of our hotels operate under third party franchise agreements and we are subject to the risks of concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to any one of our particular brands. Risks associated with our brands could adversely affect our lease revenues and the amounts available for distribution to our shareholders.

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

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the hotel without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Loss of a franchise license for several of our hotels could materially and adversely affect our revenues. This loss of revenues could, therefore, also adversely affect our cash available for distribution to shareholders.

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

If Royco Hotels or HLC fails to materially comply with the terms of the management agreement, we have the right to terminate the management agreement. Upon termination, we would have to find another manager to manage the property. We cannot operate the hotels directly due to federal income tax restrictions. We cannot assure you that we would be able to find another manager or that, if another manager were found, we would be able to enter into a new management agreement favorable to us. Our franchisors may require us to make substantial capital improvements to the hotels prior to their approval, if required, of a new manager. There would be disruption during any change of hotel management that could adversely affect our operating results and reduce our distributions to our shareholders.

If we decide to sell hotels, we may not be able to sell those hotels on favorable terms.

We sold twenty-three hotels between 2001 and 2004. We did not sell any hotels from 2005 through 2007. We may decide to sell additional hotels in the future. We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our disposition strategy. In the event that we cannot fully execute our disposition strategy or realize the benefits therefrom, we will not be able to fully execute our growth strategy.

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

Higher interest rates could increase debt service requirements on our floating rate debt including any borrowings under our credit facilities. Any borrowings under our credit facilities having floating interest rates may increase due to market conditions. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our hotel investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

Future acquisitions may not yield the returns expected, may result in disruptions to our business, may strain management resources, may not be efficiently integrated into operations, and may result in stockholder dilution.

Our business strategy may not ultimately be successful and may not provide positive returns on our investments. Acquisitions may cause disruptions in our operations and divert management’s attention away from day-to-day operations. If the integration of our acquisitions into our management companies’ operations is not accomplished as efficiently as planned, we will not achieve the expected operating results from the acquisitions. The issuance of equity securities in connection with any acquisition could be substantially dilutive to our stockholders.

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

Operating Risks

Our hotels are subject to various operating risks found throughout the hotel industry. Many of these risks are beyond our control. These include, among other things, the following:

•	competitors with substantially greater marketing and financial resources than us;

•	over-building in our markets, which adversely affects occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism;

•	terrorist incidents which may deter travel;

•	increases in hotel operating costs, energy costs, airline fares and other expenses, which may affect travel patterns and reduce the number of business and commercial travelers and tourists; and

•	adverse effects of general, regional and local economic conditions.

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

Seasonality of Hotel Business

The hotel industry is seasonal in nature. Generally, occupancy rates, hotel revenues, and operating results are greater in the second and third quarters than in the first and fourth quarters, with the exception of our hotels located in Florida. This seasonality can be expected to cause quarterly fluctuations in our lease revenues. Our quarterly earnings may be adversely affected by factors outside our control, including bad weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowings in our first and fourth quarters in order to offset these fluctuations in revenues.

Investment Concentration in Particular Segments of Single Industry

Our entire business is hotel-related. Our investment strategy is to acquire interests in midscale without food and beverage and economy hotel properties. Therefore, a downturn in the hotel industry in general and the economy and midscale without food and beverage segments in particular will have a material adverse effect on our lease revenues and amounts available for distribution to our shareholders.

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

For the twelve months ended December 31, 2007, we spent approximately $10.9 million for capital improvements to our hotels.

Recent economic trends, the military action in Afghanistan and Iraq and prospects for future terrorist acts and military action have adversely affected the hotel industry generally, and similar future events could adversely affect the industry in the future.

Terrorist attacks and the after-effects (including the prospects for more terror attacks in the United States and abroad), combined with economic trends and the U.S. led military action in Afghanistan and Iraq, substantially reduced business and leisure travel and lodging industry RevPAR generally. We cannot predict the extent to which these factors will directly or indirectly impact your investment in our common stock, the lodging industry or our operating results in the future. Declining RevPAR at our hotels would reduce our net income and restrict our ability to fund capital improvements at our hotels and our ability to make distributions to stockholders necessary to maintain our status as a REIT. Additional terrorist attacks, acts of war or similar events could have further material adverse effects on the markets on which shares of our stock will trade, the lodging industry in general and our operations in particular.

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders.

We intend to maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like earthquakes and floods, losses from foreign or domestic terrorist activities, may not be insurable or may not be economically insurable. Initially, we do not expect to obtain terrorism insurance on our hotel properties because it is costly. Lenders may require such insurance and our failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could reduce our net income and limit our ability to obtain future financing.

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

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties or investments in our portfolio in response to changing economic, financial and investment conditions may be limited. In addition, our management agreements with Royco Hotels and HLC require us to pay a termination fee upon the sale of a certain number of hotels, which will limit our ability to sell hotel properties. The real estate market is affected by many factors that are beyond our control, including:

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

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which would reduce our cash available for distribution and we could face legal claims from guests. In addition, the presence of significant mold could expose us to liability from our guests, employees or our management companies and others if property damage or health concerns arise.

Risks Related to our Organization and Structure

Our failure to qualify as a REIT under the federal tax laws would result in adverse tax consequences.

The federal income tax laws governing REITs are complex.

We currently operate as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complex, however, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we would be successful in operating so that we can qualify as a REIT. At any time, new laws, interpretations, or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT. We have not applied for or obtained rulings from the Internal Revenue Service that we will qualify as a REIT.

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

In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% non-deductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. As a result, for example, of differences between cash flow and the accrual of income and expenses for tax purposes, or of nondeductible expenditures, our REIT taxable income in any given year could exceed our cash available for distribution. In addition, to the extent we may retain earnings of TRS Lessee in those subsidiaries, such amount of cash would not be available for distribution to our stockholders to satisfy the 90% distribution requirement. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid federal corporate income tax and the 4% non-deductible excise tax in a particular year.

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

We incur a 100% excise tax on transactions with TRS Lessee that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by TRS Lessee exceeds an arm’s-length rental amount, such amount potentially is subject to the excise tax. We intend that all transactions between us and TRS Lessee will continue to be conducted on an arm’s-length basis and, therefore, that the rent paid by TRS Lessee to us will not be subject to the excise tax.

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

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. Legislation enacted in 2003 and 2006 generally reduced the maximum rate of tax applicable to individuals, trusts and estates on dividend income from regular C corporations to 15.0% through 2010. This reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and stockholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs do not qualify for the dividend tax reduction because, as a result of the dividends paid deduction to which REITs are entitled, REITs generally do not pay corporate level tax on income that they distribute to stockholders. As a result of that legislation, individual, trust, and estate investors could view stocks of non-REIT corporations as more attractive relative to shares of REITs than was the case previously because the dividends paid by non-REIT corporations are subject to lower tax rates for such investors.

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

Our Company headquarters is located in Norfolk, Nebraska in an office building owned by us. The following table sets forth certain information with respect to the hotels owned by us as of December 31, 2007:

Hotel Brand	Rooms
Super 8
Aksarben-Omaha, NE	73
Anamosa, IA	35
Antigo, WI	52
Batesville, AR	49
Billings, MT	106
Boise, ID	108
Burlington, IA	62
Charles City, IA	43
Clarinda, IA	40
Clinton, IA	62
Columbus, GA	74
Columbus, NE	63
Cornhusker–Lincoln, NE	133
Creston, IA	121
El Dorado, KS	49
Fayetteville, AR	83
Ft. Madison, IA	40
Hays, KS	76
Iowa City, IA	84
Jefferson City, MO	77
Keokuk, IA	61
Kingdom City, MO	60
Kirksville, MO	61
Lenexa, KS	101
Manhattan, KS	85
Menomonie, WI	81
Moberly, MO	60
Mt. Pleasant, IA	55
Muscatine, IA	63
Neosho, MO	58
Norfolk, NE	65
O’Neill, NE	72
Omaha, NE	116
Parsons, KS	48
Pella, IA	40
Pittsburg, KS	64
Portage, WI	61
Sedalia, MO	87
Shawano, WI	55
Storm Lake, IA	59
Terre Haute, IN	117
Tomah, WI	65
Watertown, SD	57
Wayne, NE	40

Hotel Brand	Rooms
West “O” – Lincoln, NE	82
West Dodge – Omaha, NE	101
West Plains, MO	49
Wichita – (Park City), KS	60
Wichita, KS	119
Comfort Inn / Comfort Suites
Alexandria, VA	150
Beacon Marina-Solomons, MD	60
Chambersburg, PA	63
Culpeper, VA	49
Dahlgren, VA	59
Dover, DE	64
Dublin, VA	99
Ellsworth, ME	63
Erlanger, KY	145
Farmville, VA	51
Fayetteville, NC	120
Fort Wayne, IN	127
Gettysburg, PA	80
Lafayette, IN	62
Marion, IN	62
Minocqua, WI	51
Morgantown, WV	80
New Castle, PA	79
Princeton, WV	51
Rocky Mount, VA	61
Sheboygan, WI	59
South Bend, IN	135
Warsaw, IN	71
Days Inn
Alexandria, VA	200
Bossier City, LA	176
Farmville, VA	58
Fredericksburg, VA (North)	120
Fredericksburg, VA (South)	156
Shreveport, LA	148
Guest House Inn
Ellenton, FL	63
Hampton Inn
Brandon, FL	80
Cleveland, TN	59

Hotel Brand	Rooms
Shelby, NC	77
Holiday Inn Express
Danville, KY	63
Gettysburg, PA	51
Harlan, KY	62
Masters Inn
Augusta, GA	120
Charleston, SC	150
Columbia, SC (I26)	112
Columbia, SC (Knox Abbott)	109
Doraville, GA	88
Garden City, GA	128
Marietta, GA	87
Mt. Pleasant, SC	119
Orlando, FL (Int’l Drive)	120
Orlando, FL (Kissimmee)	188
Orlando, FL (Main Gate)	116
Seffner , FL (East Tampa)	120
Tampa, FL (Fairgrounds)	127
Tucker, GA	107
Tuscaloosa, AL	151
Ramada Limited
Ellenton, FL	73
Savannah Suites
Augusta, GA	172
Chamblee, GA	120
Greenville, SC	170
Jonesboro, GA	172
Pine Street - Atlanata, GA	164
Savannah, GA	160
Stone Mountain, GA	140
Sleep Inn
Omaha, NE	90
Supertel Inn
Creston, IA	41
Jackson, TN	121
Jane, MO	45
Key Largo, FL	40
Neosho, MO	47
Tara Inn & Suites
Jonesboro, GA	127

Total	10,150

Additional property information is found in Item 8 Schedule III of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

We are not a party to, nor are any of our properties subject to, any material legal proceedings. We are, from time to time, engaged in routine litigation incidental to the business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company as of March 5, 2008

The following are executive officers of the Company as of March 5, 2008:

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

Donavon A. Heimes, Chief Financial Officer, Treasurer and Secretary. Mr. Heimes joined the Company as Chief Financial Officer August 15, 2004. Mr. Heimes, age 63, previously served as a Managing Director of Corporate Finance Associates, a Colorado based merger/acquisition and financial consulting firm since 1997. Mr. Heimes also has had 10 years of accounting and auditing experience with KPMG and over 17 years experience serving as Chief Financial Officer, President and Chief Operating Officer of a privately held company involved in construction, construction materials, heavy equipment manufacturing and real estate development. Mr. Heimes is a CPA, and is a graduate of The University of Nebraska at Omaha and received his MBA from Creighton University.

PART II

Item 5.	Market for the Registrant’s Common Equity / Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

The common stock trades on the Nasdaq Global Market under the symbol “SPPR.” The closing sales price for the common stock on February 29, 2008 was $6.01 per share. The table below sets forth the dividends declared per share and high and low sales prices per share reported on the Nasdaq Global Market for the periods indicated.

	Supertel Hospitality, Inc. Common Stock
	High	Low	Dividend
2006
First Quarter	$5.55	4.54	0.0900
Second Quarter	$6.58	5.02	0.1000
Third Quarter	$7.98	6.05	0.1050
Fourth Quarter	$7.59	6.39	0.1100

2007
First Quarter	$8.04	6.64	0.1125
Second Quarter	$8.50	7.27	0.1150
Third Quarter	$8.51	6.87	0.1250
Fourth Quarter	$7.76	5.01	0.1275

(b)	Holders

As of February 22, 2008, the approximate number of holders of record of the common stock was 140 and the approximate number of beneficial owners was 4,223.

(c)	Dividends

Dividends paid were $.4625 during the year ended December 31, 2007 of which $.197 represented ordinary income and $.266 represented a nondividend distribution to shareholders. The 2006 fourth quarter dividend of $.11 was paid in January 2007, and was reported as a component of 2007 dividend payments for income tax purposes. The 2007 fourth quarter dividend of $.1275 was paid in February 2008, and will be reported as a component of 2008 dividend payments for income tax purposes. The actual amount of future dividends will be determined by the board of directors based on the actual results of operations, economic conditions, capital expenditure requirements and other factors that the board of directors deems relevant.

PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock for the period December 31, 2002 through December 31, 2007, with the cumulative total return on the SNL securities Hotel REIT Index (“Hotel REITs Index”) and the NASDAQ Composite (“NASDAQ—Total US Index”) for the same period. The Hotel REITs Index is comprised of publicly traded REITs that focus on investments in hotel properties. The NASDAQ Composite is comprised of all United States common shares traded on the NASDAQ Stock Market (previously titled NASDAQ—Total US). The comparison assumes a starting investment of $100 on December 31, 2002 in our common stock and in each of the indices shown, and assumes that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Supertel Hospitality, Inc.	100.00	248.20	219.77	280.58	442.83	419.39
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL REIT Hotel Index	100.00	130.49	173.10	190.07	244.45	190.25

Source : SNL Financial LC, Charlottesville, VA

© 2008

Item 6.	Selected Financial Data

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

(In thousands, except per share data)	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
Operating data (1):
Room rentals and other hotel services (2)	$111,631	$77,134	$60,537	$57,634	$57,209

Net earnings from continuing operations	4,078	3,721	2,778	1,299	281
Discontinued operations	—	—	—	678	728

Net earnings	4,078	3,721	2,778	1,977	1,009
Preferred stock dividends	(948)	(1,215)	(6)	—	—
Net earnings available to common shareholders	3,130	2,506	2,772	1,977	1,009

EBITDA (3)	29,230	20,883	15,795	13,991	14,841

FFO (4)	15,358	11,189	9,637	7,732	5,418

Weighted average number of shares outstanding: basic	20,197	12,261	12,062	12,054	12,045

diluted for EPS calculation	20,217	12,272	12,062	12,054	12,045

diluted for FFO per share calculation	22,343	14,960	12,062	12,054	12,045

Net earnings per common share from continuing operations - basic	0.15	0.20	0.23	0.11	0.02
Net earnings per common share from discontinued operations - basic	—	—	—	0.05	0.06

Net earnings per common share basic	0.15	0.20	0.23	0.16	0.08

Net earnings per common share diluted	0.15	0.20	0.23	0.16	0.08

FFO per share - basic	0.76	0.91	0.80	0.64	0.45

FFO per share - diluted	0.73	0.83	0.80	0.64	0.45

Total assets	311,025	202,148	156,956	118,923	124,949
Total long-term debt	196,840	94,878	92,008	71,418	77,611
Net cash flow:
Provided by operating activities	16,640	13,558	10,215	9,123	10,121
Provided (used) by investing activities	(104,153)	(49,633)	(32,355)	(197)	8,885
Provided (used) by financing activities	83,243	40,348	22,986	(8,912)	(20,222)

Dividends per share (5)	0.48	0.405	0.26	0.20	0.17

Reconciliation of Weighted average number of shares for EPS diluted to FFO diluted:
EPS diluted shares	20,217	12,272	12,062	12,054	12,045
Common stock issuable upon exercise or conversion of:
Warrants	8	—	—	—	—
Series A Preferred Stock	2,118	2,688	—	—	—

FFO diluted shares	22,343	14,960	12,062	12,054	12,045

(In thousands, except per share data)	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
RECONCILIATION OF NET EARNINGS TO EBITDA
Net earnings available to common shareholders	$3,130	$2,506	$2,772	$1,977	$1,009
Interest	12,908	8,255	5,959	5,583	6,786
Income tax benefit	(304)	(107)	(31)	(275)	(120)
Depreciation and amortization	12,211	8,680	6,863	6,488	6,896
Minority interest	337	334	226	218	270
Preferred stock dividend	948	1,215	6	—	—

EBITDA (3)	$29,230	$20,883	$15,795	$13,991	$14,841

RECONCILIATION OF NET EARNINGS TO FFO
Net earnings available to common shareholders	$3,130	$2,506	$2,772	$1,977	$1,009
Depreciation and amortization	12,211	8,680	6,863	6,488	6,896
(Gain) loss on disposition of assets	17	3	2	(733)	(2,487)

FFO (4)	$15,358	$11,189	$9,637	$7,732	$5,418

(1)	Revenues for all periods exclude revenues from hotels sold or classified as held for sale after January 1, 2002, which are classified in discontinued operations in the statements of operations.
(2)	Hotel revenues include room and other revenues from the operations of the hotels.
(3)	EBITDA is a non-GAAP financial measure. With respect to EBITDA, we believe that excluding the effect of non-operating expenses and non-cash charges, all of which are also based on historical cost accounting and may be of limited significance in evaluating current performance, can help eliminate the accounting effects of depreciation and amortization, and financing decisions and facilitate comparisons of core operating profitability between periods and between REITs, even though EBITDA also does not represent an amount that accrues directly to common shareholders.

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

FFO for 2003 includes impairment losses on real estate of $2,069,000. Prior to the third quarter of 2003, we followed a practice of excluding such losses from FFO. However, we revised this practice based on clarification of the SEC staff’s position on the FFO treatment of impairment losses and guidance from NAREIT issued during the third quarter of 2003.

(5)	Represents dividends declared by us. Dividends paid for the year ended December 31, 2007 ($0.197) represented ordinary income and ($.266) represented nondividend distribution to shareholders. The 2006 fourth quarter dividend ($0.11) was paid in January 2007, and was reported as a component of 2007 dividend payments for income tax purposes. The 2007 fourth quarter dividend ($0.1275) was paid in February 2008, and will be reported as a component of 2008 dividend payments for income tax purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a self-administered REIT, and through our subsidiaries, we owned 115 limited service hotels in 24 states at December 31, 2007. Our hotels operate under several national franchise and independent brands.

Our significant events for 2007 include:

•	purchase of 27 additional hotels;

•	a second management company, HLC Hotels Inc. was engaged to manage our 15 Masters Inns; and

•	payment of quarterly dividends on the common stock, for a total of $.4625 per share for 2007, up from $.365 per share for 2006.

Recent Events

We acquired ten additional limited service hotels on January 2, 2008 for $21.8 million, funded through borrowings from General Electric Capital Corporation and existing credit lines.

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

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005, and should be read along with the consolidated financial statements and related notes.

RevPAR, ADR and Occupancy

The following table presents our revenue per available room (“RevPAR”), average daily rate (“ADR”) and occupancy by region for 2007 and 2006, respectively. The comparisons of same store operations are for 76 hotels.

		2007				2006
Same Store Region	*	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
West North Central		2,671	$30.26	64.3%	$47.06	2,671	$28.21	61.2%	$46.10
East North Central		881	44.97	65.5%	68.64	881	44.98	66.5%	67.59
Middle Atlantic/New England		273	45.55	60.4%	75.46	273	46.60	62.5%	74.59
South Atlantic		1,085	47.32	64.2%	73.68	1,085	46.53	66.0%	70.54
East South Central		305	37.34	58.3%	64.00	305	39.15	59.4%	65.87
West South Central		132	28.52	58.7%	48.63	132	28.23	56.5%	49.98

Total Same Store Hotels		5,347	$37.29	63.8%	$58.44	5,347	$36.24	62.9%	$57.62

Acquisitions Region	*	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain		214	$39.70	79.5%	$49.96	—	$—	—	$—
West North Central		173	34.30	63.3%	54.20	173	38.85	69.5%	55.92
East North Central		117	33.02	80.5%	41.01	—	—	—	—
Middle Atlantic/New England		63	39.71	61.6%	64.42	—	—	—	—
South Atlantic		3,616	22.79	61.7%	36.92	1,098	16.54	68.8%	24.03
East South Central		296	28.01	61.1%	45.82	145	29.49	60.3%	48.89
West South Central		324	26.75	66.7%	40.10	—	—	—	—

Total Hotel Portfolio		10,150	$32.32	63.7%	$50.71	6,763	$34.92	63.3%	$55.18

States included in the Regions

Mountain		Idaho and Montana

West North Central		Iowa, Kansas, Missouri, Nebraska and South Dakota

East North Central		Indiana and Wisconsin

Middle Atlantic/New England		Maine and Pennsylvania

South Atlantic		Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina,Virginia and West Virginia

East South Central		Alabama, Kentucky and Tennessee

West South Central		Arkansas and Louisiana

*	Same Store reflects 76 hotels owned as of January 1, 2006 for YTD 2007, and 2006. Hotel acquisitions which were excluded from same store calculations for the twelve months ended December 31, 2007 and 2006 were the 27 hotels acquired in 2007 and 13 hotels acquired in 2006. The excluded properties were not owned by the Company throughout each of the entire periods presented and therefore are excluded from the same store calculations.

Room count for 2006 may vary slightly from that previously reported, primarily due to conversion of some rooms to exercise and expanded breakfast area.

Our RevPAR, ADR and Occupancy, by franchise affiliation for 2007 and 2006 were as follows:

		2007				2006
Same Store Brand	*	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites		1,483	$47.57	64.0%	$74.33	1,483	$47.59	66.6%	$71.46
Hampton Inn		216	61.11	70.8%	86.36	216	57.41	70.8%	81.11
Holiday Inn Express		176	47.09	67.3%	69.97	176	48.22	68.2%	70.68
Other Midscale (1)		163	47.54	69.3%	68.64	163	49.03	71.7%	68.35

Total Midscale w/o F&B		2,038	$48.96	65.4%	$74.84	2,038	$48.80	67.6%	$72.19

Economy
Days Inn		58	$36.50	60.0%	$60.82	58	$35.99	61.7%	$58.32
Super 8		3,027	30.17	64.5%	46.77	3,027	28.12	61.2%	45.94
Other Economy (2)		224	27.61	40.9%	67.49	224	31.91	43.0%	74.28

Total Economy		3,309	$30.11	62.8%	$47.92	3,309	$28.50	60.0%	$47.52

Total Same Store Midscale/Economy		5,347	$37.29	63.8%	$58.44	5,347	$36.24	62.9%	$57.62

Acquisitions Brand	*	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites		358	$38.52	57.9%	$66.56	145	$29.49	60.3%	$48.89

Total Midscale w/o F&B		358	$38.52	57.9%	$66.56	145	$29.49	60.3%	$48.89

Economy
Days Inn		800	$27.59	55.7%	$49.53	—	$—	—	$—
Masters Inn (3)		1,842	22.92	59.3%	38.63	—	—	—	—
Super 8		445	37.97	79.2%	47.95	40	40.21	78.1%	51.51
Other Economy (2)		133	32.55	58.7%	55.46	133	36.47	54.5%	66.95

Total Economy		3,220	$27.51	62.1%	$44.29	173	$38.85	69.5%	$55.92

Total Midscale/Economy		3,578	$28.83	61.6%	$46.80	318	$33.15	63.9%	$51.88

Extended Stay (4)		1,225	$17.75	68.1%	$26.06	1,098	$16.54	68.8%	$24.03

Total Hotel Portfolio		10,150	$32.32	63.7%	$50.71	6,763	$34.92	63.3%	$55.18

	1		Includes Ramada Limited and Sleep Inn brands
	2		Includes Guesthouse Inns and independent hotels
	3		Masters Inn Hotels were acquired May 16, 2007
	4		Includes seven Savannah Suites and one Tara Inn & Suites

*	Same Store reflects 76 hotels owned as of January 1, 2006 for YTD 2007, and 2006. Hotel acquisitions which were excluded from same store calculations for the twelve months ended December 31, 2007 and 2006 were the 27 hotels acquired in 2007 and 13 hotels acquired in 2006. The excluded properties were not owned by the Company throughout each of the entire periods presented and therefore are excluded from the same store calculations.

Room count for 2006 may vary slightly from that previously reported, primarily due to conversion of some rooms to exercise and expanded breakfast area.

Results of Operations

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2007	2006	Variance
Revenues	$111,631	$77,134	$34,497
Hotel and property operations expenses	(78,697)	(53,591)	(25,106)
Interest expense	(12,908)	(8,255)	(4,653)
Depreciation and amortization expense	(12,211)	(8,680)	(3,531)
General and administrative expenses	(3,864)	(2,842)	(1,022)
Net losses on dispositions of assets	(17)	(3)	(14)
Other income	177	185	(8)
Minority interest	(337)	(334)	(3)
Income tax benefit	304	107	197

	$4,078	$3,721	$357

Revenues and Operating Expenses

Net earnings for the twelve months ended December 31, 2007 reflected $4.1 million, compared to net earnings of $3.7 million for 2006. After recognition of dividends for preferred stock shareholders, the net earnings available to common shareholders reflected $3.1 million or $0.15 per diluted share, for the year ended December 31, 2007, compared to $2.5 million or $0.20 per diluted share for 2006.

During 2007 revenues increased $34.5 million, or 44.7%, of which $32.6 million was due to the increased number of properties related to acquisitions and $1.9 million was due to revenue improvements from the same-store portfolio.

We refer to our entire portfolio as limited service hotels which we further describe as midscale without food and beverage hotels, economy hotels and extended stay hotels. The Company’s same-store 48 economy hotels posted a moderate 5.6 percent improvement in RevPAR to $30.11 in 2007 with a 4.7 percent increase in occupancy to 62.8 percent with a moderate increase in ADR from $47.52 to $47.92. The Company’s same-store 28 midscale without food and beverage hotels was essentially flat, with a 3.7 percent increase in ADR offset by a 3.3 percent decrease in occupancy resulting in a RevPAR of $48.96. The Company did not own extended stay hotels for each of the two periods and therefore comparisons are not available. The total same-store portfolio of 76 hotels for the year ended 2007, compared with the prior year, and had a 1.4 percent increase in both occupancy and ADR which resulted in a 2.9 percent increase in RevPAR.

Hotel and property operations expenses for the year ended 2007 increased $25.1 million or 46.8 percent, of which $22.7 million was related to new hotel acquisitions, and $2.4 million was from the same-store portfolio.

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense increased by $4.7 million, due primarily to new debt incurred for hotel acquisitions. The depreciation and amortization expense increased $3.5 million for 2007 over 2006, which is hotel acquisition related. The general and administration expense for 2007 increased $1.0 million or 36% compared to 2006. The primary driver for this increase is salaries and professional fees a large portion of which was associated with internal audit and the Sarbanes-Oxley Act of 2002 Section 404 compliance.

Income Tax Benefit

The income tax expense (benefit) is related to the taxable earnings (loss) from our taxable REIT subsidiary, the TRS Lessee. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 40%. The tax benefit is a result of TRS Lessee’s losses for the years ended December 31, 2007 and 2006. The income tax expense (benefit) will vary based on the taxable earnings of the TRS Lessee, a C corporation.

The income tax benefit increased by approximately $197,000 during 2007 compared to the year ago period, due to an increased loss by the TRS Lessee in 2007 compared to the year ago period.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	Continuing Operations 2006	Continuing Operations 2005	Continuing Operations Variance
Revenues	$77,134	$60,537	$16,597
Hotel and property operations expenses	(53,591)	(42,372)	(11,219)
Interest expense	(8,255)	(5,959)	(2,296)
Depreciation and amortization expense	(8,680)	(6,863)	(1,817)
General and administrative expenses	(2,842)	(2,526)	(316)
Net gains (losses) on dispositions of assets	(3)	(2)	(1)
Other income	185	158	27
Minority interest	(334)	(226)	(108)
Income tax benefit	107	31	76

	$3,721	$2,778	$943

Revenues and Operating Expenses

Revenues for 2006 compared to 2005, increased $16.6 million or 27.4%, of which $15.4 million was due to the increase in revenue from acquisitions and $1.2 million was due to the increase in revenue from the same store (stores acquired before January 1, 2005) portfolio. The increase in revenues was also due in part to a 6.4% increase in ADR to $57.46 and a 7.3% increase in RevPAR to $36.15 for the limited service hotels. For the year, the extended stay hotels, had ADR of $24.03 and a RevPAR of $16.54. For 2006 compared to 2005, ADR increased 2.2% to $55.18 and RevPAR increased 3.7% to $34.92 for the entire hotel portfolio. The occupancy for all hotels increased 1.4%.

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

Income Tax Benefit

The income tax expense (benefit) is related to the taxable earnings (loss) from our taxable REIT subsidiary, the TRS Lessee. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 40%. The tax benefit is a result of TRS Lessee’s losses for the year ended December 31, 2006 and 2005. The income tax expense (benefit) will vary based on the taxable earnings of the TRS Lessee, a C corporation.

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

Financing

At December 31, 2007, we had long-term debt of $196.8 million consisting of notes and mortgages payable, with a weighted average term to maturity of 6.2 years and a weighted average interest rate of 7.10%. Aggregate annual principal payments for the next five years and thereafter are as follows (in thousands):

2008	$14,806
2009	49,706
2010	4,501
2011	5,205
2012	33,343
Thereafter	89,279

$196,840

Of the maturities in 2008, approximately $3.27 million consist of principal amortization on mortgage loans, which we expect to fund through cash flows from operations. The remaining maturities consist of a $8.54 million bridge loan with General Electric Capital Corporation and a $3.0 million revolver with Bank First. The bridge loan and revolver are expected to be refinanced or repaid using our existing lines of credit or other financing.

We are required to comply with certain quarterly financial covenants for some of our lenders. As of December 31, 2007, we were in compliance with the financial covenants of our lenders.

If we fail to pay our indebtedness when due, or fail to comply with covenants, we could incur higher interest rates during the period of such loan defaults, and could ultimately lose the hotels through lender foreclosure.

On February 22, 2007, we entered into a Second Amendment to Loan Agreement with Great Western Bank which amends the original Loan Agreement dated January 13, 2005 between the parties by: (a) increasing the loan limit from $20 million to $34 million; (b) increasing the loan to value ratio component of the borrowing base and related covenants from 60% to 65%; (c) decreasing the interest rate 75 basis points to prime minus .75%; and (d) extending the maturity date from January 13, 2008 to February 22, 2009.

We sold 7,544,936 shares of our common stock at an offering price of $6.70 per share in a public offering commenced in December 2006. We sold 1,521,258 shares of our Series A Convertible Preferred Stock at an offering price of $10.00 per share in a public offering in December 2005.

We entered into a bridge loan with General Electric Capital Corporation on May 16, 2007, in the amount of $8.54 million, maturing December 1, 2007. The note bore interest at three-month LIBOR plus 5.00% (reset monthly). The parties entered into a loan modification agreement dated as of December 1, 2007 pursuant to which the maturity date was extended to January 1, 2008. A second loan modification agreement was entered into as of January 1, 2008, which extended the maturity date to June 1, 2008. The variable rate margin was increased from 5.00% to 5.50% for the period from January 1, 2008 through March 31, 2008 and to 7.5% for the period from April 1, 2008 through June 1, 2008. The rate at which the note bore interest as of December 31, 2007 was 10.13%.

Acquisition of Hotels

On January 5, 2007, we acquired five hotels with a total of 468 rooms. The $24 million purchase was funded by $8.4 million of cash and borrowings from our existing credit facilities. and a $15.6 million term loan. The hotels are located in: Georgia, Idaho, Indiana, Maine and Montana.

On April 4, 2007, we acquired four hotels with a total of 654 rooms. The $30.9 million purchase was funded by $19.5 million of borrowings from the existing credit facility and the assumption of four loans with an aggregate outstanding principal balance of approximately $11.4 million. The hotels are located in Virginia (3) and Louisiana.

On April 4, 2007, we entered into a four month leasing agreement for two hotels, with 296 rooms, located in Virginia and Louisiana. On July 31, 2007 we purchased the hotels for $6.9 million, funded by the issuance of 863,611 common operating units in Supertel Limited Partnership.

On April 10, 2007, we acquired one hotel, with 127 rooms, located in Georgia. The $6 million purchase was funded with borrowings from our existing credit facility with Great Western Bank.

On May 16, 2007, we acquired fifteen hotels with 1,842 rooms. The $42.7 million purchase was funded by $6.4 million of borrowings from our existing credit facilities, a $27.76 million term loan and a $8.54 million bridge loan. The hotels are located in: Alabama, Florida (5), Georgia (5) and South Carolina (4).

Disposition of Hotels

During 2007 no hotels were sold and as of December 31, 2007 there were no hotels classified as held for sale.

Redemption of Preferred Operating Partnership Units

We own, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 93% general partnership interest in Supertel Limited Partnership, through which we own 55 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 7% is held by limited partners who hold, as of December 31, 2007, 1,235,806 common operating partnership units and 195,610 preferred operating partnership units. Each limited partner of Supertel Limited Partnership may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common or preferred units, at any time after a specified period following the date he or she acquired the units, by delivering a redemption notice to Supertel Limited Partnership.

When a limited partner tenders his or her common units to the partnership for redemption, we can, in our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock. The preferred units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership. There were no common operating partnership units or preferred operating partnership units converted during the year ended December 31, 2007 and 2006.

Contractual Obligations

Below is a summary of certain obligations that will require capital (in thousands) as of December 31, 2007:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including interest	$270,268	$28,029	$73,783	$55,665	$112,791
Land leases	5,608	170	355	355	4,728

Total contractual obligations	$275,876	$28,199	$74,138	$56,020	$117,519

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less. We also have management agreements with Royco Hotels and HLC for the management of our hotel properties.

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

Impairment of assets

If events or changes in circumstances indicate that the carrying value of a hotel property to be held and used may be impaired, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If a decision is made to sell a hotel property, we evaluate the recoverability of the carrying amount of the asset. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized. Estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as revenues and occupancies for the properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. The estimates are subject to revision as market conditions and management’s assessment of them change. If we misjudge or estimate incorrectly, we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, and the amount of these charges may be material.

Acquisition of Hotel Properties

Upon acquisition, we allocate the purchase price of asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment, and intangible assets, if any. Our investments in hotel properties are carried at cost and are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and building improvements and three to twelve years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

We are required to make subjective assessments as to the useful lives and classification of its properties for purposes of determining the amount of depreciation expense to reflect each year with respect to those properties. These assessments have a direct impact on our net income. Should we change the expected useful life or classification of particular assets, it would result in a change in depreciation expense and annual net income.

Recently Issued Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 , which delayed the effective date of FASB 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not believe adoption of SFAS 57 or FSP No. 157-2 will have a material effect on the Company’s results of operation or financial position.

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

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations” (“FAS 141(R)”). FAS141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The objective of the guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The objective of the guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management is currently evaluating the impact FAS 160 will have on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Information

The market risk associated with financial instruments and derivative financial or commodity instruments is the risk of loss from adverse changes in market prices or rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, we have used both long term fixed rate loans and variable rate from institutional lenders to finance our hotels. We are not currently using derivative financial or commodity instruments to manage interest rate risk.

Management monitors our interest rate risk closely. The table below presents the annual maturities, weighted average interest rates on outstanding debt at the end of each year and fair values required to evaluate the expected cash flows under debt and related agreements, and our sensitivity to interest rate changes at December 31, 2007. Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed Rate Debt	$3,167	$15,876	$2,672	$2,872	$30,799	$23,825	$79,211	$82,500
Average Interest Rate	7.35%	7.31%	7.13%	7.13%	7.12%	6.83%	7.14%	—

Variable Rate Debt	$11,639	$33,830	$1,829	$2,333	$2,544	$65,454	$117,629	$115,795
Average Interest Rate	6.90%	6.84%	6.86%	6.86%	6.86%	6.87%	6.87%	—

As the table incorporates only those exposures that exist as of December 31, 2007, it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise after December 31, 2007.

Item 8.	Financial Statements and Supplementary Data

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Supplementary information required by this Item is presented in Item 6.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Supertel Hospitality, Inc.:

We have audited the accompanying consolidated balance sheets of Supertel Hospitality, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supertel Hospitality, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska

March 12, 2008

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of
	December 31, 2007	December 31, 2006
ASSETS
Investments in hotel properties	$376,240	$254,241
Less accumulated depreciation	75,295	63,509

	300,945	190,732

Cash and cash equivalents	1,166	5,436
Accounts receivable	2,242	1,332
Prepaid expenses and other assets	4,725	3,116
Deferred financing costs, net	1,947	1,532

	$311,025	$202,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$12,401	$8,905
Long-term debt	196,840	94,878

	209,241	103,783

Minority interest in consolidated partnerships, redemption value $9,544 and $4,535	10,178	3,528

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 40,000,000, and 10,000,000 shares authorized; 932,026 and 1,515,258 shares outstanding, liquidation preference of $9,320 and $15,153	9	15
Preferred stock warrants	—	53
Common stock, $.01 par value, 100,000,000 and 25,000,000 shares authorized; 20,696,126 and 19,074,903 shares outstanding	207	191
Additional paid-in capital	112,792	109,319
Distributions in excess of retained earnings	(21,402)	(14,741)

	91,606	94,837

COMMITMENTS AND CONTINGENCIES
	$311,025	$202,148

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2007	2006	2005
REVENUES
Room rentals and other hotel services	$111,631	$77,134	$60,537

EXPENSES
Hotel and property operations	78,697	53,591	42,372
Depreciation and amortization	12,211	8,680	6,863
General and administrative	3,864	2,842	2,526

	94,772	65,113	51,761

EARNINGS BEFORE NET LOSSES ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST, MINORITY INTEREST AND INCOME TAX BENEFIT	16,859	12,021	8,776

Net losses on dispositions of assets	(17)	(3)	(2)
Other income	177	185	158
Interest	(12,908)	(8,255)	(5,959)
Minority interest	(337)	(334)	(226)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,774	3,614	2,747

Income tax benefit	(304)	(107)	(31)

NET EARNINGS	4,078	3,721	2,778

Preferred stock dividend	(948)	(1,215)	(6)

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS	$3,130	$2,506	$2,772

NET EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
EPS Basic	$0.15	$0.20	$0.23

EPS Diluted	$0.15	$0.20	$0.23

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Years ended December 31, 2007, 2006 and 2005
	Preferred Stock	Preferred Stock Warrants	Common Stock	Additional Paid- In Capital	Excess of Retained Earnings	Total
Balance at December 31, 2004	$—	$—	$121	$51,585	$(11,994)	$39,712

Conversion of operating partnership units to common stock	—	—	—	41	—	41

Common dividends - $.26 per share	—	—	—	—	(3,137)	(3,137)
Preferred stock offering	15	53	—	13,995	—	14,063
Preferred dividends	—	—	—	—	(6)	(6)
Net earnings	—	—	—	—	2,778	2,778

Balance at December 31, 2005	$15	$53	$121	$65,621	$(12,359)	$53,451

Deferred compensation	—	—	—	69	—	69

Common dividends - $.405 per share	—	—	—	—	(4,888)	(4,888)
Common stock offering	—	—	70	43,629	—	43,699
Preferred dividends	—	—	—	—	(1,215)	(1,215)
Net earnings	—	—	—	—	3,721	3,721

Balance at December 31, 2006	$15	$53	$191	$109,319	$(14,741)	$94,837

Deferred compensation	—	—	—	54	—	54
Warrant Conversion	—	(53)	1	52	—	—
Option Conversion	—	—	—	17	—	17
Conversion of Preferred Stock	(6)	—	10	(4)	—	—

Common dividends - $.48 per share	—	—	—	—	(9,791)	(9,791)
Common stock offering	—	—	5	3,354	—	3,359
Preferred dividends	—	—	—	—	(948)	(948)
Net earnings	—	—	—	—	4,078	4,078

Balance at December 31, 2007	$9	$—	$207	$112,792	$(21,402)	$91,606

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,078	$3,721	$2,778
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	12,204	8,668	6,851
Amortization of intangible assets and deferred financing costs	408	341	379
Net losses on dispositions of assets	17	3	2
Amortization of stock option expense	54	69	—
Imputed interest on notes payable	—	155	(155)
Minority interest	337	334	226
Changes in operating assets and liabilities:
(Increase) decrease in assets	(2,531)	(209)	(1,761)
Increase (decrease) in liabilities	2,073	476	1,895

Net cash provided by operating activities	16,640	13,558	10,215

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(10,885)	(5,623)	(6,363)
Acquisition and development of hotel properties	(93,280)	(44,015)	(25,998)
Proceeds from sale of hotel assets	12	5	6

Net cash used by investing activities	(104,153)	(49,633)	(32,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(816)	(89)	(580)
Principal payments on long-term debt	(8,812)	(11,910)	(9,137)
Proceeds from long-term debt	99,418	14,625	22,952
Redemption of operating partnership units	—	—	(1,174)
Stock option conversion	17	—	—
Distributions to minority partners	(495)	(351)	(215)
Preferred stock offering	—	—	14,063
Common stock offering	3,359	43,699	—
Dividends paid	(9,428)	(5,626)	(2,923)

Net cash provided by financing activities	83,243	40,348	22,986

Increase (decrease) in cash and cash equivalents	(4,270)	4,273	846

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,436	1,163	317

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,166	$5,436	$1,163

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$12,064	$7,664	$5,203

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends declared	$10,739	$6,103	$3,143

Conversion of operating partnership units	$—	$—	$41

Issuance of operating partnership units	$6,925	$—	$2,793

Assumed debt from Wells Fargo on Sleep Inn	$—	$—	$807

Assumed debt from GE on South Bend	$—	$—	$6,123

Assumed debt from Wachovia on BMI	$11,356	$—	$—

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies

Description of Business

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 105 properties with the exception of furniture, fixtures and equipment held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in Supertel Limited Partnership and at December 31, 2007 owned approximately 93% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At December 31, 2007, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC.

As of December 31, 2007, the Company owned 115 limited service hotels and one office building. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels, Inc (Royco Hotels) formerly known as Royal Host Management Inc., and HLC Hotels Inc.

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

December 31, 2007, 2006 and 2005

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

Investment in Hotel Properties

Upon acquisition, the Company allocates the purchase price of assets to asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment, and intangible assets, if any. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and three to twelve years for furniture, fixtures and equipment.

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

December 31, 2007, 2006 and 2005

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

Gains on sales of real estate are recognized in accordance with Statement of Financial Accounting Standards No. 66 Accounting for Sales of Real Estate, as amended, which we refer to as SFAS 66. The specific timing of the sale is measured against various criteria in SFAS 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent we sell a property and retain a partial ownership interest in the property, we recognize gain to the extent of the third party ownership interest in accordance with SFAS 66.

Cash and Cash Equivalents

Cash and cash equivalents include cash and various highly liquid investments with original maturities of three months or less when acquired, and are carried at cost which approximates fair value.

Revenue Recognition

Revenues from the operations of the hotel properties are recognized when earned.

Recently Issued Accounting Pronouncements

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

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 , which delayed the effective date of FASB 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not believe adoption of SFAS 57 or FSP No. 157-2 will have a material effect on the Company’s results of operation or financial position.

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

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations” (“FAS 141(R)”). FAS141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The objective of the guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The objective of the guidance is to improve the relevance,

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management is currently evaluating the impact FAS 160 will have on the Company’s consolidated financial statements.

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

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries (“TRS”) and may continue to qualify as a REIT provided that the TRS enters into management agreements with an “eligible independent contractor” that will manage the hotels leased by the TRS. The Company formed the TRS Lessee and, effective January 1, 2002, the TRS Lessee leased all of the hotel properties. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee has incurred operating losses for financial reporting and Federal income tax purposes for 2007, 2006 and 2005.

In October 1999, the Company and the old Supertel Hospitality, Inc., merged and the Company was the surviving entity. In 2005, the Company changed its name to Supertel Hospitality, Inc. In connection with its election to be taxed as a REIT, the Company has elected to be subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on assets acquired in a 1999 merger with the old Supertel are recognized in taxable dispositions of such assets in the subsequent ten-year period. This ten-year period expires October 2009. The Company had no built-in gains taxes in 2007 and 2006.

Financial Instruments

Fair values of financial instruments approximate their carrying values in the financial statements, except for long-term debt for which fair value information is presented in Note 4.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The computation of basic and diluted earnings per common share is presented below:

(in thousands, except per share data)
	For the year ended December 31,
	2007	2006	2005
Numerator:
Net earnings available to common shareholders	3,130	2,506	2,772

Denominator:
Weighted average number of common shares - basic	20,197	12,261	12,062
Effect of dilutive securities:
Common Stock Options	20	11	—

Weighted Average number of common shares - diluted	20,217	12,272	12,062

Basic Earnings Per Common Share:
Net earnings available to common shareholders per weighted average common share:	$0.15	$0.20	$0.23

Diluted Earnings Per Common Share:
Net earnings available to common shareholders per weighted average common share:	$0.15	$0.20	$0.23

At December 31, 2007, 2006, and 2005 there were 1,235,806, 372,195 and 372,195, respectively of SLP common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the common unit holders (whose units are convertible on a one-to-one basis to common shares) since their share of income would be added back to income. In addition, the 195,610 shares of SLP preferred operating units are antidilutive.

At December 31, 2007, 2006 and 2005, there were 932,026, 1,515,258 and 1,521,258 shares, respectively, of Series A Convertible Preferred Stock. The preferred stock warrants outstanding as of December 31, 2006 and 2005, were 126,311 for each year. During the year 2007, all warrants were fully exercised. During 2007, 606,465 shares of Series A Convertible Preferred Stock were converted to 1,073,430 shares of common stock. The shares of Series A Convertible Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, are antidilutive for the year ended December 31, 2007, 2006 and 2005, for the earnings per share computation. The exercise price of the preferred stock warrants exceeded the market price of the common stock, and therefore these shares were excluded from the computation of diluted earnings per share. See additional information regarding preferred stock and warrants in Note 7.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

The potential common shares represented by outstanding stock options for the year ended December 31, 2007 totaled 162,143 of which 142,722 shares are assumed to be purchased with proceeds from the exercise of stock options resulting in 19,421 shares that are dilutive.

Stock-Based Compensation

Upon initial issuance of stock options on May 25, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

Minority Interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. During 2005, 4,434 units of limited partnership interest were redeemed by unit holders. No limited partnership units were redeemed in 2007 and 2006. At December 31, 2007, the aggregate partnership interest held by the limited partners in the operating partnership was approximately 7.00%. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. The limited partner’s common operating units were increased by 863,611 and 366,916 in 2007 and 2005, respectively. See additional information regarding operating partnership units in Note 7.

Concentration of Credit Risk

The Company maintained a major portion of its deposits with Great Western Bank, a Nebraska Corporation at December 31, 2007 and 2006. The balance on deposit at Great Western Bank exceeded the federal deposit insurance limit; however, management believes that no significant credit risk exists with respect to the uninsured portion of this cash balance.

Note 2. Acquisitions and Development

On January 5, 2007, we acquired five hotels with a total of 468 rooms. The $24 million purchase was funded by $8.4 million of cash and borrowings from our existing credit facilities and a $15.6 million term loan. The hotels are located in: Georgia, Idaho, Indiana, Maine and Montana.

On April 4, 2007, we acquired four hotels with a total of 654 rooms. The $30.9 million purchase was funded by $19.5 million of borrowings from the existing credit facility and the assumption of four loans with an aggregate outstanding principal balance of approximately $11.4 million. The hotels are located in Virginia (3) and Louisiana.

On April 4, 2007, we entered into a four month leasing agreement for two hotels, with 296 rooms, located in Virginia and Louisiana. On July 31, 2007 the hotels were purchased for $6.9 million, funded by the issuance of 863,611 common operating units in Supertel Limited Partnership.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

On April 10, 2007, we acquired one hotel, with 127 rooms, located in Georgia. The $6 million purchase was funded with borrowings from our existing credit facility with Great Western Bank.

On May 16, 2007, we acquired fifteen hotels with 1,842 rooms. The $42.7 million purchase was funded by $6.4 million of borrowings from our existing credit facilities, a $27.76 million term loan and a $8.54 million bridge loan. The hotels are located in: Alabama, Florida (5), Georgia (5) and South Carolina (4).

The results of the acquired properties’ operations have been included in the consolidated financial statements since their dates of acquisition.

The following summarizes the estimated fair value of the significant assets acquired during the year ended December 31, 2007. Six hotels were purchased from Waterloo Hospitality, Inc. (WHI) and BMI, related companies, four of which were acquired on April 4, 2007 and two of which were acquired on July 31, 2007. The two hotels were leased for four months prior to their purchase and were treated and reflected as capital leases. As such, the assets of the six hotels were reflected in the balance sheet as noted below as of the purchase and lease date of April 4, 2007 (dollars in thousands).

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

The unaudited pro forma financial data for the year ended December 31, 2006 is presented as if the acquisition of the seven hotels from Savannah Suites, the five hotels from MOA, the 15 Masters Inn hotels and the six hotels from Waterloo Hospitality, Inc. and BMI, had occurred on January 1, 2006. The unaudited pro forma financial data for the year ended December 31, 2007 is presented as if the acquisition of MOA, the 15 Masters Inn hotels and the six hotels from Waterloo Hospitality, Inc. and BMI had occurred on January 1, 2007.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

The unaudited pro forma financial data does not purport to represent what the Company’s results of operations would actually have been if the transactions had in fact occurred on the dates discussed above. They also do not project or forecast the Company’s results of operations for any future date or period.

	Pro Forma Consolidated (in thousands except per share data)
	Year Ended December 31,
	2007	2006
Revenues	$121,192	$119,485
Earnings from continuing operations	$3,310	$3,337
Net earnings	$3,614	$3,444
Net earnings available to common shareholders	$2,666	$2,229
Net earnings per share
- basic	$0.13	$0.18
- diluted	$0.13	$0.18

The information presented represents the activity for these acquired properties from and including January 1, for the period presented to, but not including, the date of our acquisition.

The years ended December 31, 2007 and 2006 reflects the following adjustments for the seven Savannah Suites hotels, the five MOA hotels, the fifteen Masters Inn hotels and the six hotels from Waterloo Hospitality, Inc. and BMI:

•	hotel operating expenses reflect the cost reductions resulting from reduced management fees and insurance expense;

•	depreciation expense is adjusted for acquired depreciable basis;

•	interest expense includes the additional interest and amortization of deferred financing costs;

•	elimination of franchise fees for the Masters Inn hotels; and

•	minority interest adjustment for the issuance of 863,611 common operating units of Supertel Limited Partnership for the purchase of the two hotels from BMI.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Note 3. Investments in Hotel Properties

Investments in hotel properties consisted of the following at December 31:

	2007	2006
Land	$48,874	$29,234
Acquired below market lease intangibles	2,057	1,865
Buildings and improvements	272,683	181,731
Furniture and equipment	49,894	40,951
Construction-in-progress	2,732	460

	376,240	254,241
Less accumulated depreciation	75,295	63,509

	$300,945	$190,732

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Note 4. Long-Term Debt

Long-term debt consisted of the following notes and mortgages payable at December 31:

	2007	2006
Mortgage loan payable to Regions Bank, N.A., evidenced by a promissory note dated August 5, 1998, in the amount of $3 million. The note bears interest during a five-year period beginning August 2003 at 4.875% per annum and thereafter during the remaining term at a rate equal to 250 basis points over the index rate as defined in the promissory note. The interest rate will be adjusted every fifth anniversary. Monthly principal and interest payments are payable through maturity on August 5, 2018, at which point the remaining principal and accrued interest are due.	$2,053	$2,197

Mortgage loan payable to Susquehanna Bank, evidenced by a promissory note dated February 8, 1999, in the amount of approximately $5 million. The note bears interest at 7.75% per annum. Monthly principal and interest payments are payable through maturity on February 8, 2009, at which point the remaining principal and accrued interest are due.	$4,281	$4,398

Mortgage loan payable to Greenwich Capital Financial Products, Inc. (“Greenwich”), evidenced by a promissory note dated November 26, 2002, in the amount of $40 million. The note bears interest at 7.50% per annum. Monthly principal and interest payments are payable through maturity on December 1, 2012, at which point the remaining principal and accrued interest are due.	$35,009	$36,166

Mortgage loan payable to First National Bank of Omaha evidenced by a promissory note in the amount of $15 million dated October 20, 1999. The note bears interest at 8.4% per annum. Monthly principal and interest payments are payable through maturity on November 1, 2009, at which point the remaining principal and accrued interest are due.	$9,975	$10,657

Mortgage loans payable to First Citizens National Bank evidenced by promissory notes totaling approximately $1 million. The loan obligations were assumed on October 19, 2000 in conjunction with the acquisition of hotel assets. The sole remaining note bears interest at 6.54% per annum and adjust annually each November 1st. This rate is based on the then current 5 year CMT (Constant Maturity Treasury) plus a margin of 250 basis points. Principal and interest payments are due in monthly installments, with the note maturing on July 20, 2012.	$362	$411

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Mortgage loans payable to Small Business Administration evidenced by promissory notes in the aggregate amounts of approximately $0.9 million. The loan obligations were assumed on October 23, 2000, October 19, 2000 and October 20, 2000, respectively, in conjunction with the acquisition of hotel assets. The notes bear interest at 8.12%, 8.95%, and 6.71% per annum, respectively. Principal and interest payments are due in monthly installments to January 1, 2017, December 11, 2011 and May 1, 2013, respectively. Two notes were paid off with the remaining maturity of May 1, 2013.	$131	$150

Loan payable to Village Bank formerly known as Southern Community Bank & Trust evidenced by a promissory note in the amount of $2.7 million dated November 1, 2004. The note bears interest at an interest rate of 7.57%, effective November 1, 2007. This is based on the three year Treasury Rate plus 3.75% and adjusted every 36 months over the remaining life of the loan. The loan will have a floor of 6.50% and a ceiling of 11.00%. Principal and interest payments are due in monthly installments to November 1, 2024.	$2,455	$2,533

Revolving credit facility from Great Western Bank evidenced by a promissory note dated January 13, 2005 for up to $22 million (with a step-down to $20 million as of February 1, 2006) bearing interest at the daily prime rate. Principal was due on January 13, 2007 and interest is payable monthly. On February 17, 2006, the Company entered into a First Amendment to Loan Agreement with Great Western Bank which extends (a) the maturity date of the Loan Agreement dated January 13, 2005 between the parties from January 13, 2007 to January 13, 2008 and (b) the date on which the loan limit of the Loan Agreement is reduced from $22 million to $20 million from February 1, 2006 to February 13, 2007. On February 22, 2007, Supertel Hospitality, Inc., entered into a Second Amendment to Loan Agreement with Great Western Bank which amends the Loan Agreement dated January 13, 2005 between the parties by: (a) increasing the loan limit from $20 million to $34 million; (b) increasing the loan to value ratio component of the borrowing base and related covenants from 60% to 65%; (c) decreasing the interest rate 75 basis points to prime minus .75%; and (d) extending the maturity date from January 13, 2008 to February 22, 2009.	$26,003	—

Revolving credit facility from Wells Fargo for up to $12 million from Wells Fargo evidenced by a promissory note dated September 28, 2007, consummated October 1, 2007 with a maturity of September 28, 2009. The loan bears interest at the rate of the single day LIBOR plus 1.75% or the company may elect to fix the interest rate at 1.75% over the one, three, six or twelve month LIBOR. The balance as of December 31, 2007 is as follows: $3.7 million, $3 million and $0.5 million with rates in effect as of December 31, 2007 of 6.19%, 6.25% and 6.38%, respectively, through December 2008.	$7,199	—

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Mortgage loan payable to Citigroup Global Markets Realty Corp., evidenced by a promissory note dated November 7, 2005, in the amount of $14.8 million. The note bears interest at 5.97% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on November 11, 2015.	$14,285	$14,554

Mortgage loan payable to GE Capital Franchise Finance Corporation (“GE”), evidenced by a promissory note dated May 30, 2002 with an original principal amount of $6.8 million, assumed as of November 30, 2005 with a remaining principal amount of $6.1 million. The note bore interest at a variable rate of one-month LIBOR plus 3.32%, reset monthly, the rate as of December 31, 2006 was 8.67%. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on June 1, 2012. This was paid in full December 31, 2007 through a new note with GE.	—	$5,962

Mortgage loan payable to GE Capital Franchise Finance Corporation (“GECC”), evidenced by a promissory note dated December 31, 2007, in the amount of $7.9 million. The note bears interest at three-month LIBOR plus 2.00% (reset monthly). The rate as of December 31, 2007 was 7.13%. Monthly interest payments through February 1, 2010 and Commencing on March 1, 2010 until and including February 1, 2011, consecutive monthly installments of interest and principal equal to one-twelfth of one percent (1%) of the loan amount. The principal balance of the loan is due and payable on February 1, 2018.	$7,875	—

Revolving credit facility from BankFirst evidenced by a promissory note dated May 1, 2006 in the amount of $3 million with a maturity of May 1, 2007. This note was renewed with a maturity date of April 27, 2008. The variable interest rate is 0.25 below the New York Prime Rate.	$3,000	—

Mortgage loan payable to GE Capital Franchise Finance Corporation (“GECC”), evidenced by a promissory note dated August 18, 2006, in the amount of $17.9 million. The note bears interest at three-month LIBOR plus 1.70% (reset monthly) and can be converted to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. The rate as of December 31, 2007 was 6.83%. Interest payments in the first two years of the loan, monthly interest and principal (equal to one-twelfth of one percent of the loan amount) payments in the third year of the loan and monthly interest and principal (amortized over twenty years) payments in the fourth through tenth years of the loan. The principal balance of the loan is due and payable on September 1, 2016.	$17,850	$17,850

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Mortgage loan payable to GE Capital Franchise Finance Corporation (“GECC”), evidenced by a promissory note dated January 5, 2007, in the amount of $15.6 million. The note bears interest at three-month LIBOR plus 1.70% (reset monthly) and can be converted to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. The rate as of December 31, 2007 was 6.83%. Interest payments in the first two years of the loan, monthly interest and principal (equal to one-twelfth of one percent of the loan amount) payments in the third year of the loan and monthly interest and principal (amortized over twenty years) payments in the fourth through tenth years of the loan. The principal balance of the loan is due and payable on February 1, 2017.	$15,600	—

Mortgage loan payable to GE Capital Franchise Finance Corporation (“GECC”), evidenced by a promissory note dated February 6, 2007, in the amount of $3.4 million. The note bears interest at three-month LIBOR plus 1.70% (reset monthly) and can be converted to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. The rate as of December 31, 2007 was 6.83%. Interest payments in the first two years of the loan, monthly interest and principal (equal to one-twelfth of one percent of the loan amount) payments in the third year of the loan and monthly interest and principal (amortized over twenty years) payments in the fourth through tenth years of the loan. The principal balance of the loan is due and payable on March 1, 2017.	$3,445	—

Mortgage loan payable to GE Capital Franchise Finance Corporation (“GECC”), evidenced by a promissory note dated May 16, 2007, in the amount of $27.8 million. The note bears interest at three-month LIBOR plus 1.70% (reset monthly) and can be converted to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. The rate as of December 31, 2007 was 6.83%. Interest payments in the first two years of the loan, monthly interest and principal (equal to one-twelfth of one percent of the loan amount) payments in the third year of the loan and monthly interest and principal (amortized over twenty years) payments in the fourth through tenth years of the loan. The principal balance of the loan is due and payable on June 1, 2017.	$27,755	—

Mortgage loan payable to GE Capital Franchise Finance Corporation (“GECC”), evidenced by a promissory note (Bridge Loan) dated May 16, 2007, in the amount of $8.5 million, originally maturing December 1, 2007. The note bears interest at three-month LIBOR plus 5.00% (reset monthly). The parties entered in a loan modification agreement dated as of December 1, 2007 pursuant to which the maturity date was extended to January 1, 2008. A second loan modification agreement was entered into January 1, 2008, which extended the maturity date to June 1, 2008. The variable rate margin was increased from 5.00% to 5.50% for the period from January 1, 2008 through March 31, 2008 and to 7.50% for the period from April 1, 2008 through June 1, 2008. The rate as of December 31, 2007 was 10.13%.	$8,540	—

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Mortgage loan payable to Wachovia Bank, evidenced by a promissory note dated February 4, 1998 with an original principal amount of $2.5 million, assumed as of April 4, 2007 with a remaining principal amount of $2.0 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$1,896	—

Mortgage loan payable to Wachovia Bank, evidenced by a promissory note dated February 4, 1998 with an original principal amount of $2.8 million, assumed as of April 4, 2007 with a remaining principal amount of $2.2 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$2,085	—

Mortgage loan payable to Wachovia Bank, evidenced by a promissory note dated February 4, 1998 with an original principal amount of $4.2 million, assumed as of April 4, 2007 with a remaining principal amount of $3.3 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$3,171	—

Mortgage loan payable to Wachovia Bank, evidenced by a promissory note dated February 4, 1998 with an original principal amount of $5.1 million, assumed as of April 4, 2007 with a remaining principal amount of $4.0 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$3,870	—

	$196,840	$94,878

The long-term debt is secured by 113 and 81 of the Company’s hotel properties, for the years ended 2007 and 2006, respectively. The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service coverage and loan-to-value ratios and net worth, and place certain restrictions on distributions.

Aggregate annual principal payments for the next five years and thereafter are as follows:

2008	$14,806
2009	49,706
2010	4,501
2011	5,205
2012	33,343
Thereafter	89,279

$196,840

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

At December 31, 2007 and 2006, the estimated fair values of long-term debt were approximately $198.3 million and $100.5 million, respectively. The fair values were estimated by discounting future cash payments to be made at rates that approximate rates currently offered for loans with similar maturities.

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

At December 31, 2007, the income tax bases of the Company’s assets and liabilities excluding those of TRS were approximately $284,492 and $193,099, respectively; December 31, 2006 were approximately $176,597 and $86,966, respectively.

The TRS net operating loss carryforward from December 31, 2007 as determined for Federal income tax purposes was approximately $2.7 million. The availability of such loss carryforward will begin to expire in 2023.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 consists of the following:

	2007			2006			2005
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current	$—	$—	$—	$—	$—	$—	$—	$—	$—
Deferred	(251)	(53)	(304)	(88)	(19)	(107)	(26)	(5)	(31)

Total benefit	$(251)	$(53)	$(304)	$(88)	$(19)	$(107)	$(26)	$(5)	$(31)

The actual income tax expense of the TRS for the years ended December 31, 2007, 2006 and 2005 differs from the “expected” income tax expense (computed by applying the appropriate U.S. Federal income tax rate of 34% to earnings before income taxes) as a result of the following:

	2007	2006	2005
Computed “expected” income tax benefit	$(258)	$(72)	$(49)
State income taxes, net Federal income tax benefit	(36)	(13)	(3)
Other	(10)	(22)	21

	$(304)	$(107)	$(31)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and the deferred tax liability at December 31, 2007, 2006 and 2005 follows:

	2007	2006	2005
Deferred Tax Assets:
Expenses accrued for consolidated financial statement purposes, nondeductible for tax return purposes	$241	$144	$92
Net operating losses carried forward for federal income tax purposes	1,083	593	347

Total deferred tax assets	1,324	737	439

Deferred Liabilities:
Tax depreciation in excess of book depreciation	1,327	1,044	853

Total deferred tax liabilities	1,327	1,044	853

Net deferred tax liabilities	$3	$307	$414

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

The TRS has estimated its income tax benefit using a combined federal and state rate of 40%. As of the year ended 2007, 2006 and 2005 the TRS had a deferred tax asset of $1.3 million, $0.7 million and $0.4 million, respectively, primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2023. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent year cannot be reasonably estimated.

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. There is no valuation allowance at December 31, 2007, 2006 or 2005.

Dividends Paid

Dividends paid were $.4625 per share during the year ended December 31, 2007; of which $0.197 represented ordinary income and $.266 represented nondividend distribution to shareholders. Dividends paid were $.365 per share during the year ended December 31, 2006; of which $0.219 represented ordinary income and $.146 represented nondividend distribution to shareholders. Dividends paid were $.24 per share of ordinary income during the year ended December 31, 2005.

Note 6. Commitments and Contingencies and Other Related Party Transactions

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Royco Hotels and HLC, independent contractors, manage our hotels pursuant to hotel management agreements with TRS Lessee. The management agreements provide that the management companies have control of all operational aspects of the hotels, including employee-related matters. Royco Hotels and HLC must generally maintain each hotel in good repair and condition and make routine maintenance, repairs and minor alterations. Additionally, Royco Hotels and HLC must operate the hotels in accordance with third party franchise agreements that cover the hotels, which includes using franchisor sales and reservation systems as well as abiding by franchisors’ marketing standards. Royco Hotels and HLC may not assign their management agreements without our consent.

The management agreements generally requires TRS Lessee to fund debt service, working capital needs, capital expenditures and to reimburse the management companies for all budgeted direct operating costs and expenses incurred in the operation of the hotels. TRS Lessee is responsible for obtaining and maintaining insurance policies with respect to the hotels.

Royco Management Agreement

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

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

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

HLC Management Agreement

The hotel management agreement with HLC provides for HLC to operate and manage the fifteen Masters Inn hotels for a term of two years commencing May 16, 2007 and to receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Other

In November 2004, the Company obtained a $2.7 million loan from Village Bank, formerly known as Southern Community Bank & Trust. George R. Whittemore, Director of the Company, is a member of the Board of Directors of Village Bank. Further information about the loan from Village Bank is presented in Note 4.

The Company assumed land lease agreements in conjunction with purchases of five hotels. One lease requires monthly payments of the greater of $2 or 5% of room revenue through November 2091. A second lease requires an annual payment of $35 through May 2025. A third lease requires monthly payments of $1 through 2017 with approximately $1 annual increase beginning January 1, 2018, with additional increases in 2033, 2043, 2053 and 2063. A fourth lease requires annual payments of $50, with increases in 2009 and 2014 with additional options. A fifth lease requires annual payments of $48, with additional increases in 2009, 2014 and 2019 with additional options. Land lease expense totaled approximately $186, $ 90 and $89 in 2007, 2006 and 2005, respectively, and is included in property operating expense.

As of December 31, 2007, the future minimum lease payments applicable to non-cancelable operating leases are as follows:

Lease rents
2008	$170
2009	177
2010	178
2011	178
2012	177
Thereafter	4,728

$5,608

The Company as of December 31, 2007 has agreements with six restaurants and two cell tower operators for leased space at our hotel locations. The restaurant leases have maturity dates ranging from 2011 to 2028 and the cell tower leases have maturity dates ranging from 2010 to 2011. Several of the restaurant leases have escalation clauses. Three of the escalations are based on percentages of gross sales and one is based on increases in the Consumer Price Index for all Urban Consumers. The restaurant and cell tower lease income totaled approximately $224, $68 and $67 in 2007, 2006 and 2005, respectively, and is included in room rentals and other hotel services.

As of December 31, 2007, the future minimum lease receipts from the non-cancellable restaurants and cell tower leases are as follows:

Lease rents
2008	$207
2009	210
2010	205
2011	189
2012	151
Thereafter	1,106

$2,068

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Note 7. Common and Preferred Stock and Operating Partnership Units

The Company’s common stock is duly authorized, full paid and non-assessable. At December 31, 2007 and 2006, members of the Board of Directors and executive officers owned approximately 15% and 16%, respectively, of the Company’s outstanding common stock.

At December 31, 2007, 1,235,806 of SLP’s common operating partnership units (“Common OP Units”) and 195,610 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The combined redemption value for the Common OP Units and Preferred OP Units are $9,544 and $4,535 for 2007 and 2006, respectively. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Common OP Units or Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. When a limited partner tenders Common OP Units to SLP for redemption, the Company can, in its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. The Preferred OP Units are convertible by the holders into Common OP Units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. During 2007 and 2006, no Common OP Units were redeemed for common shares of SHI and no Preferred OP Units were redeemed for cash or converted to common units. The Company has agreed to allow the redemption of the 127,439 Preferred OP Units at any time, subject to a 60-day notification period.

On December 30, 2005 the Company offered and sold 1,521,258 shares of 8% Series A Convertible Preferred Stock. The shares were sold for $10.00 per share and bear a liquidation preference of $10.00 per share. Underwriting and other costs of the offering totaled $1.2 million. The proceeds were used to reduce borrowings under the Company’s revolving credit facility with Great Western Bank. At December 31, 2007 and 2006, 932,026 and 1,515,258 shares, respectively, of Series A Convertible Preferred Stock remained outstanding.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

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

On December 30, 2005, the Company issued warrants to Anderson & Strudwick Incorporated, the selling agent for the Company in its public offering of the Series A Preferred Stock, to purchase 126,311 shares of Series A convertible preferred stock. The warrants were exercisable until December 31, 2010 at $12.00 per share of Series A convertible preferred stock. The warrants could not be sold, transferred, pledged, assigned or hypothecated for a period of one year after their issuance, except to officers of the selling agent. During 2007 the warrants were fully exercised.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Note 8. Stock-Based Compensation

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

As of December 31, 2007, 165,000 stock options have been awarded under the Plan. The 65,000 and 100,000 options have an exercise price of $7.55 and $5.89, respectively, which is equal to the average of the high and low sales price of the stock as reported on the National Association of Securities Dealers Automated Quotation system (NASDAQ) on the grant date of May 24, 2007 and May 25, 2006, respectively. The 65,000 vested on December 31, 2007 with an expiration date of May 24, 2011 and the 100,000 options vested on December 31, 2006 with an expiration date of May 25, 2010. A total of 165,000 shares of common stock have been reserved for issuance pursuant to the Plan with respect to the granted options.

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

The following table summarizes the Company’s activities with respect to its stock options for the year ended December 31, 2007 as follows (in thousands, except per share and share data):

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

	Shares	Weighted-Average Exercise Price	Aggregate Fair Value
Outstanding at December 31, 2006	100,000	$5.89	$69
Granted	65,000	7.55	54
Exercised	2,857	5.89	2
Forfeited or expired	—	—	—

Outstanding at December 31, 2007	162,143	$6.56	$121

Exercisable at December 31, 2007	162,143	$6.56	$121

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the share-based compensation related to employees and directors for the years ended December 31, 2007 and 2006 was $54 and $69, respectively.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Note 9. Supplementary Data

The following table presents our unaudited quarterly results of operations:

	Quarters Ended (unaudited)				YTD 2007
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
2007
Revenues	$19,348	$30,820	$34,057	$27,406	$111,631
Expenses	20,283	27,919	31,094	28,384	107,680

Earnings (loss) before net losses on disposition of assets, other income, minority interest and income tax expense (benefit)	(935)	2,901	2,963	(978)	3,951
Net losses on dispositions of assets	—	—	(13)	(4)	(17)
Other income	35	42	38	62	177
Minority interest	(43)	(99)	(167)	(28)	(337)

Earnings (loss) from continuing operations before income taxes	(943)	2,844	2,821	(948)	3,774
Income tax expense (benefit)	(550)	438	341	(533)	(304)

Net earnings (loss)	(393)	2,406	2,480	(415)	4,078

Preferred stock dividend	(290)	(248)	(211)	(199)	(948)

Net earnings (loss) available to common shareholders	$(683)	$2,158	$2,269	$(614)	3,130

Net earnings (loss) per common share - basic *	$(0.03)	$0.11	$0.11	$(0.03)	$0.15

Net earnings (loss) per common share - diluted *	$(0.03)	$0.11	$0.11	$(0.03)	$0.15

*	Quarterly EPS data does not add to total year, due to rounding

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

	Quarters Ended (unaudited)				YTD 2006
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
2006
Revenues	$15,690	$20,118	$22,441	$18,885	$77,134
Expenses	16,187	18,122	19,858	19,201	73,368

Earnings (loss) before net gains (losses) on disposition of assets, other income, minority interest and income tax expense (benefit)	(497)	1,996	2,583	(316)	3,766
Net gains (losses) on dispositions of assets	(4)	(1)	(1)	3	(3)
Other income	30	31	47	77	185
Minority interest	(48)	(103)	(122)	(61)	(334)

Earnings (loss) from continuing operations before income taxes	(519)	1,923	2,507	(297)	3,614
Income tax expense (benefit)	(324)	317	268	(368)	(107)

Net earnings (loss)	(195)	1,606	2,239	71	3,721

Preferred stock dividend	(304)	(305)	(304)	(302)	(1,215)

Net earnings (loss) available to common shareholders	$(499)	$1,301	$1,935	$(231)	2,506

Net earnings (loss) per common share - basic *	$(0.04)	$0.11	$0.16	$(0.02)	$0.20

Net earnings (loss) per common share - diluted	$(0.04)	$0.11	$0.15	$(0.02)	$0.20

*	Quarterly EPS data does not add to total year, due to rounding

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

Note 10. Subsequent Events

On January 2, 2008, the Company acquired ten hotels, located in Kentucky (7), South Dakota (2) and Wisconsin with 736 rooms. The acquisitions were funded by new borrowings and existing credit facilities.

A dividend was declared by the Board of Directors for the first quarter of 2008 for $.1275, payable April 30, 2008 to shareholders of record on March 31, 2008.

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2007

Hotel and Location	Encumbrance	Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2007			Net Book Value
		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation
Comfort Inn
Minocqua, Wisconsin	GWB	$214,505	$1,458,389	$—	326,448	$214,505	$1,784,837	$(754,420)	$1,244,922
Sheboygan, Wisconsin	GWB	286,970	1,716,782	—	318,853	286,970	2,035,635	(879,888)	1,442,717
Chambersburg, Pennsylvania	GRW	89,000	2,346,362	—	228,700	89,000	2,575,062	(774,952)	1,889,110
Culpeper, Virginia	GRW	182,264	2,142,652	—	520,344	182,264	2,662,996	(809,092)	2,036,168
Dahlgren, Virginia	VB	327,514	2,489,390	—	342,041	327,514	2,831,431	(1,065,009)	2,093,936
Dublin, Virginia	VB	152,239	3,700,710	—	958,504	152,239	4,659,214	(1,814,346)	2,997,107
Farmville, Virginia	GRW	253,618	2,162,087	—	553,662	253,618	2,715,749	(1,006,871)	1,962,496
Gettysburg, Pennsylvania	SUS	—	4,158,453	—	250,606	—	4,409,059	(1,337,678)	3,071,381
Morgantown, West Virginia	GRW	398,322	3,853,651	—	764,865	398,322	4,618,516	(1,683,836)	3,333,002
New Castle, Pennsylvania	GRW	56,648	4,101,254	—	550,513	56,648	4,651,767	(1,444,812)	3,263,603
Princeton, West Virginia	GRW	387,567	1,774,501	—	625,371	387,567	2,399,872	(943,362)	1,844,077
Rocky Mount, Virginia	GRW	193,841	2,162,429	—	109,921	193,841	2,272,350	(769,589)	1,696,602
Solomons, Maryland	GRW	2,303,990	2,988,255	—	1,829,708	2,303,990	4,817,963	(2,081,624)	5,040,329
Erlanger, Kentucky	GWB	750,000	2,822,201	—	505,696	750,000	3,327,897	(322,954)	3,754,943
Fayetteville, North Carolina	CITI	725,000	3,910,514	—	249,279	725,000	4,159,793	(442,233)	4,442,560
Fayetteville Car Wash, North Carolina	CITI	—	164,128	—	1,387	—	165,515	(26,448)	139,067
Ellsworth, Maine	GE MOA	347,000	2,210,109	—	46,271	347,000	2,256,380	(78,423)	2,524,957
Alexandria, Virginia	WA BMI	2,500,000	9,373,060	—	136,917	2,500,000	9,509,977	(193,676)	11,816,301

Super 8
Creston, Iowa	GRW	56,000	840,580	89,607	2,237,371	145,607	3,077,951	(1,537,856)	1,685,702
Columbus, Nebraska	GWB	51,716	571,178	51,666	693,665	103,382	1,264,843	(802,678)	565,547
O’Neill, Nebraska	GRW	75,000	667,074	46,075	1,058,736	121,075	1,725,810	(896,806)	950,079
Omaha, Nebraska	FNB	164,034	1,053,620	—	1,204,431	164,034	2,258,051	(1,508,949)	913,136
Lincoln, Nebraska (West “O”)	GWB	139,603	1,234,988	63,153	879,418	202,756	2,114,406	(1,280,547)	1,036,615
Lincoln, Nebraska (Cornhusker)	GWB	226,174	1,068,520	271,817	1,769,178	497,991	2,837,698	(1,568,133)	1,767,556
Keokuk, Iowa	GRW	55,000	642,783	71,175	611,168	126,175	1,253,951	(777,081)	603,045
Iowa City, Iowa	GRW	227,290	1,280,365	—	571,588	227,290	1,851,953	(1,177,034)	902,209
Omaha, Nebraska (Ak-sar-ben)	GWB	203,453	1,054,497	—	292,980	203,453	1,347,477	(839,582)	711,348
Kirksville, Missouri	GWB	151,225	830,457	—	266,935	151,225	1,097,392	(694,940)	553,677
Burlington, Iowa	GRW	145,000	867,116	—	331,681	145,000	1,198,797	(739,989)	603,808
Sedalia, Missouri	GWB	185,025	917,809	—	621,669	185,025	1,539,478	(883,850)	840,653
Hays, Kansas	FNB	317,762	1,133,765	19,519	364,092	337,281	1,497,857	(937,732)	897,406
Moberly, Missouri	GWB	60,000	1,075,235	—	315,862	60,000	1,391,097	(874,199)	576,898
Pittsburg, Kansas	GRW	130,000	852,131	—	277,815	130,000	1,129,946	(687,574)	572,372
Manhattan, Kansas	FNB	261,646	1,254,175	(10,000)	493,989	251,646	1,748,164	(999,246)	1,000,564
Clinton, Iowa	GRW	135,153	805,067	(46,089)	300,170	89,064	1,105,237	(671,792)	522,509

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2007

Hotel and Location	Encumbrance	Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2007			Net Book Value
		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation
Mt. Pleasant, Iowa	GRW	85,745	536,064	21,507	494,247	107,252	1,030,311	(619,561)	518,002
Wichita, Kansas	FNB	435,087	1,806,979	—	685,476	435,087	2,492,455	(1,466,531)	1,461,011
Kingdom City, Missouri	FNB	176,970	877,287	—	305,416	176,970	1,182,703	(665,061)	694,612
Lenexa, Kansas	GWB	454,113	1,722,866	—	414,279	454,113	2,137,145	(1,291,363)	1,299,895
Pella, Iowa	GRW	61,853	664,610	—	143,936	61,853	808,546	(481,768)	388,631
Storm Lake, Iowa	GRW	90,033	819,202	33,394	550,316	123,427	1,369,518	(683,819)	809,126
West Plains, Missouri	GWB	112,279	861,178	—	160,630	112,279	1,021,808	(570,024)	564,063
Jefferson City, Missouri	GWB	264,707	1,206,886	—	299,989	264,707	1,506,875	(872,082)	899,500
El Dorado, Kansas	FNB	96,764	418,333	467	585,611	97,231	1,003,944	(522,778)	578,397
Wayne, Nebraska	FNB	79,127	685,135	—	155,491	79,127	840,626	(441,076)	478,677
Batesville, Arkansas	GWB	81,483	811,371	—	167,772	81,483	979,143	(484,898)	575,728
Fayetteville, Arkansas	GWB	255,731	1,549,271	—	244,925	255,731	1,794,196	(878,747)	1,171,180
Omaha, Nebraska (West Dodge)	GWB	593,518	1,758,275	—	320,213	593,518	2,078,488	(967,161)	1,704,845
Watertown, South Dakota	FNB	51,237	1,296,312	—	521,428	51,237	1,817,740	(803,943)	1,065,034
Norfolk, Nebraska	GRW	226,971	1,587,581	—	474,353	226,971	2,061,934	(851,960)	1,436,945
Park City, Kansas	FNB	275,962	891,933	—	469,039	275,962	1,360,972	(658,199)	978,735
Muscatine, Iowa	GWB	204,890	1,616,090	—	295,515	204,890	1,911,605	(808,303)	1,308,192
Fort Madison, Iowa	GWB	104,855	871,075	—	229,278	104,855	1,100,353	(465,853)	739,355
Parsons, Kansas	FNB	167,849	1,195,484	—	204,272	167,849	1,399,756	(545,539)	1,022,066
Portage, Wisconsin	GRW	203,032	1,839,321	—	262,712	203,032	2,102,033	(793,779)	1,511,286
Antigo, Wisconsin	GWB	234,605	1,485,579	—	257,609	234,605	1,743,188	(721,732)	1,256,061
Shawano, Wisconsin	GRW	244,935	1,672,123	—	225,839	244,935	1,897,962	(768,541)	1,374,356
Tomah, Wisconsin	GWB	211,975	2,079,714	(59,834)	341,020	152,141	2,420,734	(925,382)	1,647,493
Menomonie, Wisconsin	GRW	451,520	2,398,446	—	295,685	451,520	2,694,131	(909,531)	2,236,120
Neosho, Missouri	WF	232,000	1,416,216	—	214,706	232,000	1,630,922	(567,074)	1,295,848
Anamosa, Iowa	SBA	49,981	1,150,688	—	136,206	49,981	1,286,894	(372,592)	964,283
Charles City, Iowa	FCNB	95,363	1,543,872	—	137,178	95,363	1,681,050	(518,664)	1,257,749
Clarinda, Iowa	GWB	75,000	1,276,923	—	62,055	75,000	1,338,978	(103,769)	1,310,209
Billings, Montana	GE MOA	518,000	4,807,220	—	57,586	518,000	4,864,806	(153,524)	5,229,282
Boise, Idaho	GE MOA	612,000	5,709,976	—	49,194	612,000	5,759,170	(171,439)	6,199,731
Columbus, Georgia	GE MOA	441,000	4,173,299	—	117,355	441,000	4,290,654	(129,569)	4,602,085
Terre Haute, Indiana	GE MOA	547,000	4,976,600	—	152,442	547,000	5,129,042	(167,555)	5,508,487

Sleep Inn
Omaha, Nebraska	WF	400,000	3,275,773	—	247,430	400,000	3,523,203	(365,323)	3,557,880

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2007

Hotel and Location	Encumbrance	Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2007			Net Book Value
		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation
Holiday Inn Express
Gettysburg, Pennsylvania	SUS	59,634	1,832,171	—	343,207	59,634	2,175,378	(766,591)	1,468,421
Harlan, Kentucky	GRW	—	2,949,276	—	650,528	—	3,599,804	(1,236,152)	2,363,652
Danville, Kentucky	GRW	155,717	2,971,403	—	568,097	155,717	3,539,500	(1,217,975)	2,477,242

Hampton Inn
Cleveland, Tennessee	GRW	212,914	2,370,499	—	892,320	212,914	3,262,819	(1,046,414)	2,429,319
Shelby, North Carolina	GRW	253,921	2,782,042	—	943,150	253,921	3,725,192	(1,333,711)	2,645,402
Brandon, Florida	REG	322,203	3,150,779	—	537,681	322,203	3,688,460	(1,205,564)	2,805,099

Comfort Suites
Dover, Delaware	GRW	337,113	5,179,187	—	41,602	337,113	5,220,789	(1,646,264)	3,911,638
Ft. Wayne, Indiana	CITI	1,200,000	4,803,605	—	480,829	1,200,000	5,284,434	(676,982)	5,807,452
Lafayette, Indiana	CITI	850,000	3,473,808	—	90,668	850,000	3,564,476	(369,511)	4,044,965
Marion, Indiana	CITI	430,000	1,945,383	—	247,670	430,000	2,193,053	(313,958)	2,309,095
South Bend, Indiana	GE SB	500,000	11,512,314	—	175,643	500,000	11,687,957	(979,069)	11,208,888
Warsaw, Indiana	CITI	650,000	2,500,570	—	160,857	650,000	2,661,427	(315,698)	2,995,729

Ramada
Ellenton, Florida	GRW	546,945	2,293,464	—	833,829	546,945	3,127,293	(1,252,073)	2,422,165

Guest House Inn
Ellenton, Florida	GRW	290,373	2,102,371	—	219,756	290,373	2,322,127	(676,596)	1,935,904

Tara Inn & Suites
Tara Inn	GWB	685,000	5,357,276	—	22,839	685,000	5,380,115	(164,180)	5,900,935

Days Inn
Farmville, Virginia	GRW	384,591	1,967,727	—	320,715	384,591	2,288,442	(755,087)	1,917,946
Alexandria, Virginia	WA BMI	2,500,000	6,544,271	—	101,357	2,500,000	6,645,628	(142,262)	9,003,366
Fredericksburg South, Virginia	WA BMI	1,510,000	1,786,979	—	25,234	1,510,000	1,812,213	(45,630)	3,276,583
Shreveport, Louisiania	WA BMI	1,250,000	2,964,484	—	912,967	1,250,000	3,877,451	(80,307)	5,047,144
Bossier City, Louisiania	NON	1,025,000	5,117,686	—	850,920	1,025,000	5,968,606	(119,367)	6,874,239
Fredericksburg North, Virginia	NON	650,000	3,142,312	—	13,452	650,000	3,155,764	(67,408)	3,738,356

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2007

Hotel and Location	Encumbrance	Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2007			Net Book Value
		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation
Extended Stay
Atlanta, Georgia	GE PINE *	1,865,000	3,997,960	—	54,863	1,865,000	4,052,823	(209,641)	5,708,182
Augusta, Georgia	GE SS	750,000	3,816,246	—	54,359	750,000	3,870,605	(181,425)	4,439,180
Chamblee, Georgia	GE SS	1,650,000	3,563,648	—	50,046	1,650,000	3,613,694	(204,139)	5,059,555
Greenville, South Carolina	GE SS	550,000	3,408,375	—	25,906	550,000	3,434,281	(165,620)	3,818,661
Jonesboro, Georgia	GE SS	875,000	2,978,463	—	79,376	875,000	3,057,839	(136,306)	3,796,533
Savannah, Georgia	GE SS	1,250,000	4,052,678	—	36,687	1,250,000	4,089,365	(179,763)	5,159,602
Stone Mountain, Georgia	GE SS	725,000	3,840,600	—	36,221	725,000	3,876,821	(197,394)	4,404,427

Supertel Inn
Jane, Missouri	WF	680,000	1,571,500	—	11,658	680,000	1,583,158	(82,370)	2,180,788
Neosho, Missouri	WF	180,000	1,835,800	—	13,131	180,000	1,848,931	(81,784)	1,947,147
Jackson, Tennessee	GRW	261,506	3,430,541	—	553,434	261,506	3,983,975	(1,841,007)	2,404,474
Key Largo, Florida	GRW	339,425	3,238,530	—	863,095	339,425	4,101,625	(1,266,619)	3,174,431
Creston, Iowa	GWB	234,866	2,708,224	—	1,592	234,866	2,709,816	(200,217)	2,744,465

Masters
Augusta, Georgia	GE Masters	350,000	1,067,896	—	25,505	350,000	1,093,401	(35,476)	1,407,925
Columbia-I26, South Carolina	GE Masters	450,000	1,395,861	—	31,572	450,000	1,427,433	(39,675)	1,837,758
Columbia-Knox Abbot Dr, South Carolina	GE Masters		1,474,612	—	37,289		1,511,901	(56,096)	1,455,805
Charleston North, South Carolina	GE Masters	700,000	2,895,079	—	27,369	700,000	2,922,448	(67,140)	3,555,308
Doraville, Georgia	GE Masters	420,000	1,523,435	—	31,137	420,000	1,554,572	(37,864)	1,936,708
Garden City, Georgia	GE Masters	570,000	2,443,603	—	38,077	570,000	2,481,680	(57,116)	2,994,564
Kissimme-East, Florida	GE Masters	590,000	1,146,753	—	32,071	590,000	1,178,824	(47,707)	1,721,117
Kissimmee-Main Gate, Florida	GE Masters	410,000	1,046,601	—	26,865	410,000	1,073,466	(34,368)	1,449,098
Marietta, Georgia	GE Masters	400,000	1,836,260	—	51,946	400,000	1,888,206	(43,235)	2,244,971
Mt Pleasant, South Carolina	GE Masters	725,000	5,112,136	—	25,997	725,000	5,138,133	(94,878)	5,768,255
Orlando Inlt Drive, Florida	GE Masters	610,000	2,988,230	—	34,371	610,000	3,022,601	(64,092)	3,568,509
Tampa East, Florida	GE Masters	192,416	3,413,132	—	22,231	192,416	3,435,363	(73,587)	3,554,192
Tampa Fairgrounds, Florida	GE Masters	580,000	3,018,614	—	26,456	580,000	3,045,070	(65,095)	3,559,975
Tucker, Georgia	GE Masters	510,000	2,699,751	—	38,995	510,000	2,738,746	(57,648)	3,191,098
Tuscaloosa Alabama	GE Masters	740,000	4,025,844	—	43,892	740,000	4,069,736	(85,274)	4,724,462

Subtotal Hotel Properties		50,309,768	279,943,948	552,457	40,596,499	50,862,225	320,540,447	(74,070,676)	297,331,996
Construction in Progress		—	—	—	2,732,007	—	2,732,007	—	2,732,007
Office building	BF	68,765	1,516,627	—	519,709	68,765	2,036,336	(1,224,377)	880,724

Total		$50,378,533	$281,460,575	$552,457	$43,848,215	$50,930,990	$325,308,790	$(75,295,053)	$300,944,727

*	Atlanta Land includes value of land lease

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2007

Encumbrance codes refer to the following lenders:

GRW	Greenwich Capital Loan	FNB	First National Bank of Omaha
REG	Regions Bank (FL)	SUS	Susquehanna Bank
GWB	Great Western Bank	FCNB	First Citizens National Bank
VB	Village Bank	SBA	Small Business Administration
NON	Unencumbered	CITI	Citigroup Global Markets Realty
GE SB	GE Capital Franchise Finance	WF	Wells Fargo Bank
GE SS	GE Capital Corporation	WA BMI	Wachovia
GE Pine	GE Capital Corporation	GE MOA	GE Capital Corporation
GE Masters	GE Capital Corporation	BF	Bank First

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2007

	ASSET BASIS	Total
(a)	Balance at December 31, 2004	$163,890,605

	Additions to buildings and improvements	42,083,569
	Disposition of buildings and improvements	(804,724)
	Impairment loss	—

	Balance at December 31, 2005	$205,169,450

	Additions to buildings and improvements	49,638,065
	Disposition of buildings and improvements	(566,515)
	Impairment loss	—

	Balance at December 31, 2006	$254,241,000

	Additions to buildings and improvements	$122,445,987
	Disposition of buildings and improvements	(447,207)
	Impairment loss	—

	Balance at December 31, 2007	$376,239,780

	ACCUMULATED DEPRECIATION	Total
(b)	Balance at December 31, 2004	$49,345,582

	Depreciation for the period ended December 31, 2005	6,850,711
	Depreciation on assets sold or disposed	(796,909)

	Balance at December 31, 2005	$55,399,384

	Depreciation for the period ended December 31, 2006	8,667,617
	Depreciation on assets sold or disposed	(558,284)

	Balance at December 31, 2006	$63,508,717

	Depreciation for the period ended December 31, 2007	12,204,660
	Depreciation on assets sold or disposed	(418,324)

	Balance at December 31, 2007	$75,295,053

(c)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $373 million.

(d)	Depreciation is computed based upon the following useful lives:

Buildings and improvements	15 - 40 years
Furniture and equipment	3 - 12 years

(e)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in note 4 to the consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. No changes in the Company’s internal controls over financial reporting occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Supertel Hospitality, Inc. acquired 15 Masters Inn hotels during 2007, and management excluded from its assessment of the effectiveness of Supertel Hospitality, Inc.’s internal control over financial reporting as of December 31, 2007, the Masters Inn’s internal control over financial reporting associated with total assets of $43.4 million and total revenues of $9.9 million included in the consolidated financial statements of Supertel Hospitality, Inc. and subsidiaries as of and for the year ended December 31, 2007. The exclusion is primarily due to the timing of the acquisition (mid-second quarter 2007). In addition, these hotels are managed by HLC, a hotel management company other than the Company’s primary operator, Royco Hotels.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Supertel Hospitality, Inc.:

We have audited Supertel Hospitality, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Supertel Hospitality, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Supertel Hospitality, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Supertel Hospitality, Inc. acquired 15 Masters Inn hotels during 2007, and management excluded from its assessment of the effectiveness of Supertel Hospitality, Inc.’s internal control over financial reporting as of December 31, 2007, Masters Inn’s internal control over financial reporting associated with total assets of $43.4 million and total revenues of $9.9 million included in the consolidated financial statements of Supertel Hospitality, Inc. and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Supertel Hospitality, Inc. also excluded an evaluation of the internal control over financial reporting of the 15 Masters Inn hotels.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Supertel Hospitality, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

Omaha, Nebraska

March 12, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Company’s articles of incorporation provide that the board of directors can set the number of directors, but also provide that the board of directors must have no less than three nor more than nine directors. The board of directors has set the number of directors to serve at eight. The eight directors were elected at the annual meeting of shareholders on May 24, 2007 and will serve a term expiring at the next annual meeting or until a successor is elected.

The following table sets forth information concerning the Company’s directors and executive officers:

Name	Age	Position
Paul J. Schulte	74	Chairman of the Board, President and Chief Executive Officer
Donavon A. Heimes	63	Chief Financial Officer, Treasurer and Secretary
George R. Whittemore	58	Director
Steve H. Borgmann	62	Director
Jeffrey M. Zwerdling, Esq.	63	Director
Loren Steele	67	Director
Joseph Caggiano	82	Director
Allen L. Dayton	59	Director
Patrick J. Jung	60	Director

The following are biographical summaries of the experience of our directors and executive officers.

Executive Officers

Paul J. Schulte, Chairman of the Board, Director, President and Chief Executive Officer. Mr. Schulte became President and Chief Executive Officer effective August 15, 2004. Mr. Schulte joined the Company’s Board in October 1999, upon acquisition by the Company of the former Supertel Hospitality, Inc. Prior to the acquisition, he was a founder and had been Chairman of the Board, Director, President and Chief Executive Officer of the former Supertel, which was involved in acquiring, developing, owning, managing and operating limited service hotels.

Donavon A. Heimes, Chief Financial Officer, Treasurer and Secretary. Mr. Heimes joined the Company as Chief Financial Officer August 15, 2004. Mr. Heimes previously served as a Managing Director of Corporate Finance Associates, a Colorado based merger/acquisition and financial consulting firm since 1997. Mr. Heimes also has had 10 years of accounting and auditing experience with KPMG and over 17 years experience serving as Chief Financial Officer, President and Chief Operating Officer of a privately held company involved in construction, construction materials, heavy equipment manufacturing and real estate development. Mr. Heimes is a CPA, and is a graduate of The University of Nebraska at Omaha and received his MBA from Creighton University.

Directors

George R. Whittemore, Director. Mr. Whittemore has served as a director of the Company since November 1994. Mr. Whittemore retired, served as President and Chief Executive Officer of the Company until August 15, 2004. Mr. Whittemore served as Senior Vice President and director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Anderson & Strudwick has served as an underwriter for Company public stock offerings. He served as a director and the President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, when these institutions were acquired by a merger with Signet Banking Corporation (now Wachovia Corporation). Mr. Whittemore was appointed President of Mills Value Adviser, Inc., a registered investment advisor, in April 1996. Mr. Whittemore is currently a director of Village Bank & Trust in Richmond, Virginia. He is also a director of Prime Group Realty Trust and Lightstone Value Plus Real Estate Investment Trust, Inc. Mr. Whittemore is a graduate of the University of Richmond.

Steve H. Borgmann, Director. Mr. Borgmann joined the Company’s Board in October 1999, and since the merger between the former Supertel and the Company he has been engaged in developing and owning apartment buildings. Mr. Borgmann was a founder, director and the Executive Vice President of former Supertel. Prior to the merger, Mr. Borgmann had been involved in acquiring, developing, owning, managing and operating limited service hotels for the former Supertel or its predecessors since 1978. Mr. Borgmann is a graduate of the University of Nebraska—Lincoln.

Jeffrey M. Zwerdling, Esq., Director. Mr. Zwerdling has served as a director of the Company since November 1996. Mr. Zwerdling, is Managing Partner at the law firm of Zwerdling, Oppleman & Adams in Richmond, Virginia since June 1972. Mr. Zwerdling is a general practice attorney with an emphasis in commercial real estate, corporate law and general litigation. He is currently President and a director of The Corporate Center, owner of a 225,000 square foot office park complex located in Richmond, Virginia. Mr. Zwerdling is a graduate of Virginia Commonwealth University (B.S.) and William & Mary Law School (J.D.).

Loren Steele, Director. Mr. Steele joined the Company’s Board in October 1999, upon the merger between the former Supertel and the Company. Mr. Steele is Vice Chairman and Chief Executive Officer of The Rivett Group, L.L.C., an owner and operator of motel properties based out of Aberdeen, South Dakota. He is past Chairman of the International Franchise Association. From May 1993 to January 1994, he served as an executive officer of The Rivett Group. From October 1988 through April 1993, Mr. Steele was Vice Chairman and Chief Executive Officer of Super 8 Enterprises Motel System, Inc. prior to its acquisition by Cendant Corporation. He served as a director of the former Supertel from February 1994 to October 1999.

Joseph Caggiano, Director. Mr. Caggiano joined the Company’s Board in October 1999, upon the merger between the former Supertel and the Company. Mr. Caggiano retired, served as Vice Chairman Emeritus of Bozell, Jacobs, Kenyon & Eckhardt, Inc., an advertising and public relations firm, from 1991 through December 1998. From 1974 to 1991, Mr. Caggiano served as Chief Financial Officer and Vice Chairman of the Board of Bozell & Jacobs, an advertising and public relations firm. Mr. Caggiano served as a director of the former Supertel from February 1994 to October 1999. Mr. Caggiano is a graduate of Pace University, New York, New York, with a BBA in accountancy practice.

Allen L. Dayton, Director. Mr. Dayton joined the Company’s Board in May 2003, upon election by the Company’s shareholders. Mr. Dayton has been Chairman of the Board of Video Service of America since 1977 and Southern Improvement Company since 2000. Mr. Dayton is a private investor and his investment holdings include positions in companies operating in the printing, cable television, distribution and real estate industries. Mr. Dayton was previously Chairman of the Kellogg Savings Bank. Mr. Dayton sits on the boards of several business schools, and also serves as a Trustee of the University of Nebraska Foundation.

Patrick J. Jung, Director. Mr. Jung has served as Chief Operating Officer of Surdell & Partners LLC since 2001. Mr. Jung was with KPMG from 1970 until 2000. During that period, he served as a partner for 20 years and as the Managing Partner of the Nebraska Business Unit (offices in Omaha and Lincoln) for six years. Mr. Jung is a CPA, and is a graduate of the University of South Dakota and received his M. B.A. from Creighton University. Mr. Jung serves on the board of directors of the Burlington Capital Group, including America First Tax Exempt Investors, L.P. and also serves on the board of directors of Werner Enterprises, Inc. He also serves as chairman of Werner Enterprises’ audit committee and its compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Under United States securities laws, the Company’s directors and executive officers, and persons who own more than 10% of the Common Stock, are required to report their ownership of the common stock and any changes in ownership to the Securities and Exchange Commission (the “SEC”). These persons are also required by SEC regulations to furnish the Company with copies of these reports. Specific due dates for these reports have been established, and the Company is required to report in this Annual Report on Form 10-K any failure to file such reports by those due dates during the 2007 fiscal year.

Based solely upon a review of the reports furnished to the Company or written representations from the Company’s directors and executive officers, the Company believes that all of these filing requirements were satisfied by the Company’s directors and executive officers during 2007.

Code of Business Conduct and Ethics

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

Audit Committee

The Audit Committee currently consists of Messrs. Jung (Chairman), Zwerdling, and Caggiano. All members of the Audit Committee are independent within the meaning of the Nasdaq Stock Market listing standards. The Board of Directors has determined that Patrick J. Jung is an audit committee financial expert and independent within the meaning of SEC regulations.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The following compensation discussion and analysis provides information which the Compensation Committee of the Board of Directors (the “Committee”) believes is relevant to an assessment and understanding of compensation awarded to, earned by or paid to Supertel’s executive officers listed in the summary compensation table (named executive officers). This discussion should be read in conjunction with the summary compensation table and related tables.

Compensation Overview and Objective. The Committee has the responsibility for developing and maintaining an executive compensation policy for named executive officers that creates a direct relationship between pay levels and corporate performance and returns to shareholders. The objective of the Company’s compensation program is to attract and retain a high caliber of management who will manage the Company in a manner that will promote its goals to achieve long term profitability and to advance the interest of the Company’s shareholders. The Committee believes that the performance in 2007 of the named executive officers indicate their commitment to achieving such goals for the Company and its shareholders. The compensation program for named executive officers seeks to achieve the objective of retaining a high caliber of management by:

•	providing overall competitive pay levels,

•	creating proper incentives to enhance shareholder value,

•	rewarding superior performance, and

•	compensating at levels that are justified by the returns available to shareholders.

Compensation Practices. The Committee reviews and evaluates the performance of the executive officers during the year, and will award cash bonuses or long-term incentives for significant performance.

The Company adopted the Supertel 2006 Stock Plan in 2006 for the benefit of its named officers and other employees. The plan, approved by the Company shareholders, is the first equity based compensation plan adopted by the Company. The Company has employment agreements with the Chief Executive Officer and Chief Financial Officer. Supertel does not have a pension plan. Supertel’s executive officers may participate in its 401(k) Plan on the same terms as other participating employees. Supertel does not maintain a perquisite program for its executive officers.

Components of Compensation. Supertel’s executive compensation has three components, each of which is intended to support the overall compensation objective of retaining a high caliber of management. The three components are base salary, annual bonuses, and equity incentives. Historically the Company has paid solely cash compensation to its executive officers. In 2006, the Company added equity incentives to the compensation program for named executive officers. For 2007, base salary accounted for approximately 94% of the total cash compensation of the named executive officers and bonuses accounted for approximately 6% of total cash compensation.

Base Salary. Base salary is targeted to be competitive to attract and retain executives qualified to manage a hotel REIT. Base salary is intended to compensate the executive for satisfying the requirements of the position. Salaries for executive officers are reviewed by the Committee on an annual basis and may be changed based on the individual’s performance or a change in competitive pay levels in the marketplace.

The Committee reviews with the Chief Executive Officer an annual salary plan for the Company’s executive officers (other than the Chief Executive Officer). The salary plan is modified as deemed appropriate and approved by the Committee. The annual salary plan is developed by the Chief Executive Officer and is based on his judgment as to the past and expected future contributions of the individual executive. The Committee reviews and establishes the base salary of the Chief Executive Officer based on similar competitive compensation data and the Committee’s assessment of his past performance, leadership in the conduct of the Company’s business, and its expectation as to his future contribution in directing the long-term success of the Company.

Based on the factors described above, the Committee established base salaries for 2008 for the named executive officers as follows: Mr. Schulte, $270,000 and Mr. Heimes, $230,000.

Annual Bonuses. The Committee reviewed named executive officers’ performance in 2007 in the acquisitions of additional hotels for the Company, an equity offering by the Company’s operating partnership and debt financing. Based on the review of the officers’ performance, the Committee authorized discretionary cash bonuses to the named executive officers as follows: Mr. Schulte, $17,500 and Mr. Heimes, $12,500.

Equity Incentive Plan. Equity stock incentives are provided primarily through grants of stock options to executive officers pursuant to the shareholder approved Supertel 2006 Stock Plan. The Committee recognizes the value of equity incentives in assisting Supertel in the hiring and retaining of management personnel and in enhancing the long-term mutuality of interest between Supertel shareholders and its directors, officers and employees. The Committee granted options for an aggregate of 22,500 shares to the executive officers during 2007. Options were granted to the named executive officers as follows: Mr. Schulte, 10,000 options and Mr. Heimes, 12,500 options. Stock options are granted at the market value on the date of the grant and have value only if the Company’s stock price increases. Stock options granted during 2007 vested on December 31, 2007. Employees must be employed by the Company at the time of vesting in order to exercise the options.

The Committee has stated its belief that the compensation components described above provide compensation that links executive and shareholder interests and provides the basis for the Company to attract and retain qualified executives. The Committee has indicated that it will continue to monitor the relationship among executive compensation, the Company’s performance and shareholder value.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

Loren Steele, Chairman
Steve H. Borgmann
Joseph Caggiano

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Paul J. Schulte, President Chief Executive Officer	2007 2006	250,000 250,000	17,500 35,000	8,308 20,700	25,000 22,000	300,808 327,700

Donavon A. Heimes Chief Financial Officer, Treasurer and Secretary	2007 2006	200,000 175,000	12,500 25,000	10,385 18,975	8,389 5,688	231,274 224,663

(1)

This column includes the compensation expense recorded by the Company in 2007 and 2006 on stock options. See footnote 8 to the Company’s consolidated financial statements for the assumptions used in the valuation of these awards.

(2)

Amounts for Mr. Heimes represent contributions credited by the Company during 2007 and 2006 to its 401(k) plan. Amount for Mr. Schulte represents director fees paid to him by the Company during 2007 and 2006.

Employment Agreements

On August 25, 2005, upon the recommendation of the Compensation Committee and approval of the Board of Directors, the Company entered into employment agreements with President and Chief Executive Officer Paul Schulte and Chief Financial Officer Donavon Heimes. Each of the agreements provided for an initial term from September 1, 2005 until December 31, 2005, with successive one-year renewal periods unless terminated by either party. The agreements provide for initial annual base salaries for Messrs. Schulte and Heimes in the original amounts of $250,000 and $150,000, respectively, subject in each case to review by the Compensation Committee annually. Each of the agreements provides that the employee will be considered for cash bonuses and option grants on an annual basis. Any such bonus will be based on the recommendation of the Compensation Committee and any such option grant will be made in the sole discretion of the Compensation Committee. Each of the agreements also provide that, in the event the Company terminates the agreement without cause, the employee would be entitled to receive his annual base salary for twelve months following termination. The agreements also contain confidentiality and noncompetition covenants. On December 14, 2007, the Compensation Committee approved an increase in Mr. Schulte’s annual salary to $270,000 and an increase in Mr. Heimes’ annual salary to $230,000, effective January 1, 2008.

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)	Closing Market Price on Date of Grant of Options ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2)
Paul J. Schulte President, Chief Executive Officer	May 24, 2007	10,000	7.55	7.49	8,308

Donavon A. Heimes Chief Financial Officer, Treasurer and Secretary	May 24, 2007	12,500	7.55	7.49	10,385

(1)

Stock option awards are made under the Supertel 2006 Stock Plan, at an exercise price which is equal to the average of the high and low sales price of the common stock as reported on the date of grant. These options vested on December 31, 2007.

(2)	See footnote 8 to the Company’s consolidated financial statements for the assumptions used in valuing these awards.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul J. Schulte, President Chief Executive Officer	30,000 10,000	0 0	5.89 7.55	May 25, 2010 May 24, 2011

Donavon A. Heimes Chief Financial Officer, Treasurer and Secretary	27,500 12,500	0 0	5.89 7.55	May 25, 2010 May 24, 2011

The options expiring May 25, 2010 vested on December 31, 2006 and options expiring May 24, 2011 vested on December 31, 2007.

Potential Payments Upon Termination or Change-in-Control

The Company does not have special severance or change-in-control payment agreements with its executive officers. The Company’s employment agreements with Messrs. Schulte and Heimes provide that in the event such officer’s employment is terminated without cause, the officer will receive 12 months of base salary. The Company’s shareholder-approved stock plan provides that all outstanding options become immediately exercisable in the event of a change-in-control (as defined in the plan). All outstanding options as of December 31, 2007 were vested and exercisable.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)

Steve H. Borgmann	26,500	2,374	28,874

Joseph Caggiano	25,000	2,374	27,374

Allen L. Dayton	25,000	2,374	27,374

Patrick J. Jung	28,000	2,374	30,374

Loren Steele	26,000	2,374	28,374

George R. Whittemore	25,000	2,374	27,374

Jeffrey M. Zwerdling	25,000	2,374	27,374

(1)	See footnote 8 to the Company’s consolidated financial statements for the assumptions used in valuing these awards. Director fees paid to Mr. Schulte are reported in the Summary Compensation Table.

Each director in 2007 received an annual retainer of $20,000. Additionally, directors received fees of $1,000 per meeting attended in person and $500 per telephonic meeting. Committee chairman received compensation as follows: audit committee chairman annual retainer of $3,000; compensation committee chairman annual retainer of $1,500 and investment committee chairman annual retainer of $1,500.

Compensation Committee Interlocks and Insider Participation

All of the members of the compensation committee of the Company’s board of the company have been determined to be independent directors in accordance with the listing standards and corporate governance rules of the Nasdaq Stock Market and the terms of the Company’s articles of incorporation. None of these directors, or any of the Company’s executive officers, serves as a member of a board or any compensation committee of any entity that has one or more of its executive officers serving as a member of the Company’s board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Ownership

of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock and Preferred Stock as of February 29, 2008 by the following persons (a) each shareholder known to us to beneficially own more than 5% of the outstanding shares of our common stock, (b) each director, (c) each executive officer named in the Summary Compensation Table and (d) all directors and executive officers as a group. On February 29, 2008 there were 20,700,616 shares of common stock outstanding and 929,489 shares of Preferred Stock outstanding. The shares of Preferred Stock are non-voting and are convertible into an aggregate of 1,645,195 shares of common stock.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Mark H. Tallman P. O. Box 4397 Lincoln, NE 68504	Common Stock	2,006,499	(2)	9.7%
Clarus Capital Group Management LP 237 Park Avenue, Suite 900 New York, NY 10017	Common Stock	1,051,848	(2)	5.1%
Paul J. Schulte	Common Stock	991,571	(3)	4.8%
Allen L. Dayton	Common Stock	937,169	(4)	4.5%

Steve H. Borgmann	Common Stock	864,400	(5)	4.2%
Jeffrey M. Zwerdling	Common Stock	170,165	(6)	*
	Preferred Stock	16,250		1.7%
George R. Whittemore	Common Stock	124,815	(7)	*
	Preferred Stock	15,000		1.6%
Joseph Caggiano	Common Stock	35,714	(8)	*
Loren Steele	Common Stock	19,364	(9)	*
Patrick J. Jung	Common Stock	10,714	(10)	*
Donavon A. Heimes	Common Stock	40,260	(11)	*
All directors and executive officers as a group (9 persons)	Common Stock	3,194,172	(12)	15.4%
	Preferred Stock	31,250		3.4%

*	Represents less than 1% of the outstanding shares.
(1)	In calculating the indicated percentage, the denominator includes the shares of common stock that would be acquired by the person upon the conversion of the Preferred Stock owned by the person or through the exercise of options. The denominator excludes the shares of common stock that would be acquired by any other person upon such conversion or exercise.
(2)	Based solely on Schedule 13G’s and 13Ds filed by the beneficial owners.
(3)	Includes 29,500 shares of common stock owned by Mr. Schulte’s wife, and 40,000 shares of common stock which he has the right to acquire through the exercise of options. Also reflects Mr. Schulte’s 33.3% ownership interest in Supertel, Inc., which holds 146,266 shares of common stock. Mr. Schulte has pledged his common stock up to a value of $1,444,000 to secure a personal line of credit with a bank.

(4)	Includes 784,055 shares of common stock held by the Southern Improvement Company, Inc., 129,800 shares of common stock held by Video Service of America, Inc., and 5,714 shares of common stock which he has the right to acquire through the exercise of options. Mr. Dayton has pledged 356,000 shares of common stock in his margin account with a broker.
(5)	Includes 24,500 shares held by Mr. Borgmann’s wife, 1,500 shares held by his child and 5,714 shares of common stock which he has the right to acquire through the exercise of options. Also reflects Mr. Borgmann’s 33.3% ownership interest in Supertel, Inc., which holds 146,266 shares of common stock, and Mr. Borgmann’s 30% ownership interest in Creston Super 8 Motel, Inc., which holds 196,856 shares of common stock.
(6)	Includes 43,659 shares of common stock and 4,750 shares of Preferred Stock held in various accounts of which Mr. Zwerdling serves as trustee or over which he has complete trading authorization (these positions are revocable), 28,762 shares of common stock that he would acquire upon the conversion of his shares of Preferred Stock and 2,857 shares of common stock which he has the right to acquire through the exercise of options.
(7)	Includes 28,476 shares of common stock and 10,000 shares of Preferred Stock owned by Mr. Whittemore’s wife, 26,550 shares of common stock that he and his wife would acquire upon the conversion of shares of Preferred Stock and 5,714 shares of common stock he has the right to acquire through the exercise of options.
(8)	Includes 5,714 shares of common stock which Mr. Caggiano has the right to acquire through the exercise of options.
(9)	Includes 5,714 shares of common stock which Mr. Steele has the right to acquire through the exercise of options.
(10)	Includes 5,714 shares of common stock which Mr. Jung has the right to acquire through the exercise of options.
(11)	Includes 260 shares owned by Mr. Heimes’ wife and 40,000 shares of common stock which he has the right to acquire through the exercise of options.
(12)	Includes 55,312 shares of common stock that the directors and executive officers would acquire upon the conversion of their shares of Preferred Stock and 117,141 shares of common stock which they have the right to acquire through the exercise of options.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under existing equity compensation plans as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	162,143	$6.56	35,000
Equity compensation plans not approved by security holders	—	—	—
Total	162,143		35,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The current eight-member Board of Directors is comprised of a majority of independent directors, as defined by the Nasdaq Stock Market listing standards and the Company’s Articles of Incorporation. The Board of Directors has determined that the following directors are independent under the Company’s Articles of Incorporation and the Nasdaq Stock Market listing standards: Messrs. Borgmann, Zwerdling, Steele, Caggiano, Dayton and Jung.

Item 14.	Principal Accountant Fees and Services

The following table presents the fees for professional audit services rendered by KPMG LLP for the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2007 and 2006, and fees billed for other services rendered by KPMG during those periods.

Year Ended December 31,	2007	2006
Audit Fees(1)	$235,650	$137,607
Audit Related Fees(2)	166,098	224,500
Tax Fees(3)	94,341	50,220
All Other Fees	—	—

Total	$496,089	$412,327

(1)	Includes fees billed for professional services rendered by KPMG LLP for the audit of the Company’s fiscal 2007 and 2006 annual financial statements, review of the Company’s quarterly financial statements during 2007 and 2006, and the audit of the effectiveness of the Company’s internal control over financial reporting.
(2)	Includes fees billed for professional services rendered by KPMG LLP in connection with registration statements and audits in connection with acquisitions.
(3)	Includes fees billed for professional services rendered by KPMG LLP for tax compliance, tax advice, and tax planning.

The Audit Committee has determined that the provision of the non-audit services performed by KPMG during the 2007 and 2006 fiscal years is compatible with maintaining KPMG’s independence from the Company.

Pursuant to the terms of the Company’s Audit Committee Charter, the Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Company’s independent accountants. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent accountants in order to assure that the provisions of such services does not impair the accountants’ independence. The Audit Committee has delegated interim pre-approval authority to Mr. Jung, Chairman of the Audit Committee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules.

Exhibits.

3.1(b)	Second Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 6, 2007).

10.1	Third Amended and Restated Agreement of Limited Partnership of Supertel Limited Partnership, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	Form of Master Lease Agreement made as of January 1, 2002 by and between Supertel Limited Partnership, E&P Financing Limited Partnership, Solomons Beacon Inn Limited Partnership and TRS Leasing, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.3*	Loan Agreement dated as of November 26, 2002 by and among Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc.

10.4*	Promissory Note dated as of November 26, 2002 between Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc.

10.5*	Guaranty of Recourse Obligations dated as of November 26, 2002 made by the Company in favor of Greenwich Capital Financial Products, Inc.

10.6*	Pledge and Security Agreement dated as of November 26, 2002 by the Company, Supertel Limited Partnership, TRS Leasing, Inc. and Solomons GP, LLC, for the benefit of Greenwich Capital Financial Products, Inc.

10.7*	Master Lease Agreement dated as of November 26, 2002 between Solomons Beacon Inn Limited Partnership and TRS Subsidiary, LLC.

10.8*	First Amended and Restated Master Lease Agreement dated as of November 26, 2002 between Supertel Limited Partnership, E&P Financing Limited Partnership, TRS Leasing, Inc. and Solomons Beacon Inn Limited Partnership.

10.9	Form of Preferred Stock Warrant (incorporated herein by reference to Exhibit 4.6 to the Company’s Amendment to Registration Statement on Form S-1/A (333-129376) filed on December 23, 2005).

10.10	Hotel Management Agreement dated as of August 1, 2004 between TRS Leasing, Inc., TRS Subsidiary, LLC and Royco Hotels, Inc. (incorporated herein by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11	Amendment dated January 1, 2007 to Hotel Management Agreement dated August 1, 2004 by and between Royco Hotels, Inc., TRS Leasing, Inc., TRS Subsidiary, LLC and SPPR TRS Subsidiary, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 1, 2007).

10.12	Management Agreement dated May 16, 2007 between TRS Leasing, Inc. and HLC Hotels, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2007).

10.13	Loan Agreement dated January 13, 2005 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2005).

10.14	Second Amendment to Loan Agreement dated February 22, 2007 between the Company and Great Western Bank (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 22, 2007).

10.15	Promissory Notes, Loan Agreement and form of Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 18, 2006 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2006).

10.16	Unconditional Guaranty of Payment and Performance dated August 18, 2006 by the Company to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 17, 2006).

10.17	Promissory Note, Loan Agreement and form of Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated January 5, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 5, 2007).

10.18	Promissory Notes, Loan Agreement and form of Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated May 16, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 16, 2007).

10.19	Unconditional Guaranty of Payment and Performance dated May 16, 2007 by the Company to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 16, 2007).

10.20	Employment Agreement dated as of September 1, 2005 by and between the Company and Paul Schulte (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2005).

10.21	Employment Agreement dated as of September 1, 2005 by and between the Company and Don Heimes (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 25, 2005).

10.22	The Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.23	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.24	Director and Named Executive Officers Compensation is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2007”, “Outstanding Equity Awards at Fiscal Year-End”, and “Director Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 22, 2008.

12.1*	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.0*	Subsidiaries.

23.1*	Consent of KPMG LLP.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certifications.

Pursuant to Item 601 (b)(4) of Regulation S-K, certain instruments with respect to the Company’s long-term debt are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

	By:	/s/ Paul J. Schulte
March 12, 2008		Paul J. Schulte
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated above.

By:	/s/ Paul J. Schulte	By:	/s/ Joseph Caggiano
	Paul J. Schulte		Joseph Caggiano
	President and Chief Executive Officer		Director
(principal executive officer)

By:	/s/ Donavon A. Heimes	By:	/s/ Jeffrey M. Zwerdling
	Donavon A. Heimes		Jeffrey M. Zwerdling
	Chief Financial Officer, Treasurer and Corporate Secretary		Director
(principal financial and accounting officer)

By:	/s/ Paul J. Schulte	By:	/s/ Allen L. Dayton
	Paul J. Schulte		Allen L. Dayton
	Chairman of the Board		Director

By:	/s/ Steve H. Borgmann	By:	/s/ George R. Whittemore
	Steve H. Borgmann		George R. Whittemore
	Director		Director

By:	/s/ Loren Steele	By:	/s/ Patrick J. Jung
	Loren Steele		Patrick J. Jung
	Director		Director