Form 10-Q
period 2008-03-31
SUPERTEL HOSPITALITY INC
filed 2008-05-07
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-25060

SUPERTEL HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of April 14, 2008, there were 20,715,307 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Investments in hotel properties	$401,789	$376,240
Less accumulated depreciation	78,823	75,295

	322,966	300,945
Cash and cash equivalents	1,845	1,166
Accounts receivable	2,466	2,242
Prepaid expenses and other assets	4,334	4,725
Deferred financing costs, net	1,921	1,947

	$333,532	$311,025

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$14,519	$12,401
Long-term debt	221,173	196,840

	235,692	209,241

Minority interest in consolidated partnerships, redemption value $8,481 and $9,544	9,953	10,178

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 40,000,000 shares authorized; 924,489 and 932,026 shares outstanding, liquidation preference of $9,245 and $9,320	9	9
Common stock, $.01 par value, 100,000,000 shares authorized; 20,709,466 and 20,696,126 shares outstanding.	207	207
Additional paid-in capital	112,792	112,792
Distributions in excess of retained earnings	(25,121)	(21,402)

	87,887	91,606

COMMITMENTS AND CONTINGENCIES
	$333,532	$311,025

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
REVENUES
Room rentals and other hotel services	$27,975	$19,348

EXPENSES
Hotel and property operations	21,418	14,676
Depreciation and amortization	3,579	2,584
General and administrative	955	924

	25,952	18,184

EARNINGS BEFORE NET GAIN ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE, MINORITY INTEREST AND INCOME TAXES	2,023	1,164

Net gain on dispositions of assets	2	—
Other income	31	35
Interest expense	(3,660)	(2,099)
Minority interest	13	(43)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,591)	(943)

Income tax benefit	698	550

NET LOSS	(893)	(393)

Preferred stock dividend	(186)	(290)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,079)	$(683)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS
EPS Basic	$(0.05)	$(0.03)

EPS Diluted	$(0.05)	$(0.03)

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(893)	$(393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,579	2,584
Amortization of intangible assets and deferred financing costs	132	82
Gain on dispositions of assets	(2)	—
Minority interest	(13)	43
Deferred income taxes	(698)	(550)
Changes in operating assets and liabilities:
(Increase) decrease in assets	858	(2,190)
Increase in liabilities	2,123	1,116

Net cash provided by operating activities	5,086	692

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(2,700)	(1,305)
Acquisition and development of hotel properties	(22,903)	(24,277)
Proceeds from sale of hotel assets	6	3

Net cash used by investing activities	(25,597)	(25,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(106)	(135)
Principal payments on long-term debt	(790)	(671)
Proceeds from long-term debt	25,123	20,258
Distributions to minority partners	(212)	(94)
Common stock offering	—	3,359
Dividends paid to common shareholders	(2,639)	(1,328)
Dividends paid to preferred shareholders	(186)	(291)

Net cash provided by financing activities	21,190	21,098

Increase (decrease) in cash and cash equivalents	679	(3,789)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,166	5,436

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,845	$1,647

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$3,521	$2,041

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared common	$2,640	$2,241
Dividends declared preferred	$186	$290
Dividends declared common units	$158	$42

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 115 properties with the exception of furniture, fixtures and equipment held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in Supertel Limited Partnership and at March 31, 2008 owned approximately 93% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At March 31, 2008, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC.

As of March 31, 2008, the Company owned 125 limited service hotels and one office building. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels, Inc (Royco Hotels) formerly known as Royal Host Management Inc., and HLC Hotels Inc.

The hotel management agreement with Royco Hotels, the manager of 110 of the Company’s hotels, was amended effective January 1, 2007. The amendment, among other things, provides for: (a) the amendment of the base management fee calculation so that the base management fee is reduced as a percentage of gross hotel revenue (ranging from 4.25% to 3.0%) as revenues increase above certain thresholds; (b) the automatic extension of the term of the management agreement for five years (unless Royco Hotels elects otherwise) in the event of a specified return on SHI’s hotel investment for the four years ended December 31, 2010; (c) an increase in the termination fee payable to Royco Hotels under certain circumstances equal to the greater of (i) $3.6 million less an amount equal to $.1 million multiplied by the number of months after December 31, 2006 preceding the month of termination or (ii) 50% of the base management fee paid to Royco Hotels during the twelve months prior to notice of termination; and (d) the base compensation of Royco Hotels district managers to be included in the operating expenses paid by TRS Lessee.

On May 16, 2007, Supertel Limited Partnership acquired 15 hotels which are operated under the Masters Inn name. In connection with the acquisition, TRS, the lessee of the 15 hotels, entered into a management agreement with HLC Hotels, Inc. (“HLC”), an affiliate of the sellers of the hotels. The management agreement provides for HLC to operate and manage the 15 hotels for a term of two years and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

(Unaudited)

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of March 31, 2008, the consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

Hotel Acquisitions

On January 2, 2008 we acquired seven hotels in Kentucky, two hotels in Sioux Falls, SD and a hotel in Green Bay, WI. The combined purchase price of $22 million was funded by term loans of $15.6 million and $6.4 from our existing credit facilities. The franchise brands, location and size of the 10 hotels are as follows:

Hotel	Location	Rooms
Comfort Inn	Brooks, KY	66
Comfort Inn	Glasgow, KY	61
Comfort Suites	Louisville, KY	69
Days Inn	Ashland, KY	63
Days Inn	Glasgow, KY	59
Quality Inn	Cave City, KY	105
Sleep Inn	Louisville, KY	63
Days Inn	Sioux Falls, SD	80
Days Inn	Sioux Falls, SD	87
Super 8	Green Bay, WI	83

		736

The results of the acquired properties’ operations have been included in the consolidated financial statements since their dates of acquisition.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

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

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss available to common shareholders	$(1,079)	$(683)

Denominator:
Weighted average number of common shares—basic and diluted	20,701,083	19,645,948

Basic and diluted Earnings Per Common Share:
Net loss available to common shareholders per weighted average common share:	$(0.05)	$(0.03)

Preferred and Common Limited Partnership Units in SLP

At March 31, 2008 and 2007 there were 1,235,806 and 372,195 of SLP common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the common operating unit holders (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). In addition, the 195,610 shares of SLP preferred operating units are antidilutive.

Preferred Stock of SHI

There were 924,489 shares of Series A Convertible Preferred Stock that remained outstanding after converting 7,537 shares into 13,340 shares of common stock during the three months ended March 31, 2008. There were preferred stock warrants outstanding as of March 31, 2007 exercisable for 126,311 shares of Series A Convertible Preferred Stock. These warrants were fully exercised during 2007. The convertible provision of the Series A Convertible Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, is antidilutive for the earnings per share computation for the three months ended March 31, 2008 and 2007. The preferred stock warrants were excluded from the computation of diluted earnings per share for the three months ended March 31, 2007, since the preferred stock is antidilutive.

Stock Options

The potential common shares represented by outstanding stock options for the three months ended March 31, 2008 totaled 162,143. For the three months ended March 31, 2008, 65,000 shares are antidilutive and 95,681 shares are assumed to be purchased with proceeds from the exercise of stock options resulting in 1,462 shares that are antidilutive.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

(Unaudited)

Debt Financing

Debt financing with respect to hotels acquired by the Company during the three month period ended March 31, 2008 is described above under “Hotel Acquisitions”.

We entered into a bridge loan with General Electric Capital Corporation on May 16, 2007, in the amount of $8.5 million, maturing December 1, 2007. The note bore interest at three-month LIBOR plus 5.00% (reset monthly). The parties entered into a loan modification agreement dated as of December 1, 2007 pursuant to which the maturity date was extended to January 1, 2008. A second loan modification agreement was entered into as of January 1, 2008, which extended the maturity date to June 1, 2008. The variable rate margin above three-month LIBOR was increased from 5.00% to 5.50% for the period from January 1, 2008 through March 31, 2008 and to 7.5% for the period from April 1, 2008 through June 1, 2008.

Stock-Based Compensation

Options

The Company has a 2006 Stock Plan (the “Plan”) which has been approved by the Company’s shareholders. The Plan authorized the grant of stock options, stock appreciation rights, restricted stock and stock bonuses for up to 200,000 shares of common stock.

Income Taxes

For the three months ended March 31, 2008, the TRS reflected an income tax benefit of $698,000 which is comprised of a net state and local tax benefit of $122,000 and a federal tax benefit of $576,000.

The components of a TRS income tax benefit were as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Federal
Deferred	$576	$454
State & Local
Deferred	122	96

Total income tax benefit	$698	$550

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following difference (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
“Expected” Federal tax benefit at 34%	$593	$467
State income tax benefit, net of Federal income tax effect	81	64
Other benefit, net	24	19

Total income tax benefit	$698	$550

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

(Unaudited)

The TRS has estimated its income tax benefit using a combined federal and state rate of 40%. As of March 31, 2008, TRS had a deferred tax asset of $2.0 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2023. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent year cannot be reasonably estimated.

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

Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in the those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company. The Company has deferred the application of FAS 157 related to non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company since the Company did not elect to measure any financial assets or liabilities at fair value.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

(Unaudited)

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The objective of the guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption on January 1, 2009 will impact the Company’s accounting for future acquisitions and related transaction costs.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

(Unaudited)

Subsequent Events

Effective May 1, 2008, the Company converted the interest rate on $64.6 million to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. The debt consists of four mortgage loans payable to GECC. The interest rate on these loans prior to May 1, 2008, bore interest at a three-month LIBOR plus 1.70% (reset monthly). Effective May 1, 2008 the average fixed rate is 5.9 percent for the remaining term of 8.8 years. The average amortization on this debt is 18.7 years.

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

Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions, generally, and the real estate market specifically; legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts); availability of capital; risks associated with debt financing, interest rates; competition; supply and demand for hotel rooms in our current and proposed market areas; and policies and guidelines applicable to real estate investment trusts and other risks and uncertainties described herein and in our filings with the SEC from time to time. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein. We caution readers not to place undue reliance on any forward-looking statements included in this report that speak only as of the date of this report.

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our annual report on Form 10-K for the fiscal year ended December 31, 2007. Results for the three months ended March 31, 2008 are not necessarily indicative of results that may be attained in the future.

References to “we”, “our”, “us”, “Company”, and “Supertel Hospitality” refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make certain estimates and judgments that affect our financial position and results of operations. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of March 31, 2008 we owned 125 hotels in 24 states. Our hotels operate under several national and independent brands.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our significant events for the three months ended March 31, 2008 include:

•

We declared dividends on our common stock for the first quarter ended March 31, 2008 of $0.1275 per share, an increase of $0.015 from the dividend declared for the first quarter 2007 of $0.1125 per share.

•

On January 2, 2008 we acquired seven hotels in Kentucky, two hotels in Sioux Falls, SD and a hotel in Green Bay, WI. The combined purchase price of $22 million was funded by term loans of $15.6 million and $6.4 million from our existing credit facilities.

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

As of March 31, 2008, we owned 125 limited service hotels and one office building. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels Inc (Royco Hotels) and HLC Hotels Inc. (HLC). Royco Hotels is the manager of 110 of our hotels and HLC is the manager of 15 of our hotels.

General

The discussion that follows is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2008 and 2007, and should be read along with the consolidated financial statements and notes.

The comparisons below reflect the revenues and expenses of the Company’s 125 and 93 hotels owned as of March 2008 and March 2007, respectively.

Results of Operations

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007.

Operating results are summarized as follows (in thousands):

	2008	2007	Variance
Revenues	$27,975	$19,348	$8,627
Hotel and property operations expenses	(21,418)	(14,676)	(6,742)
Interest expense	(3,660)	(2,099)	(1,561)
Depreciation and amortization expense	(3,579)	(2,584)	(995)
General and administrative expenses	(955)	(924)	(31)
Net gain on dispositions of assets	2	—	2
Other income	31	35	(4)
Minority interest	13	(43)	56
Income tax benefit	698	550	148

Net loss	$(893)	$(393)	$(500)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenues and Operating Expenses

Revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, increased $8.6 million or 44.6%, of which $8.3 million was due to the increase in revenue from 37 hotels which were acquired after the end of year 2006. We refer to our entire portfolio as limited service hotels which we further describe as midscale without food and beverage hotels, economy hotels and extended stay hotels. The same store portfolio used for comparison of the first quarter of 2008 over the same period of 2007 consists of the 88 hotels owned by the Company as of January 1, 2007. Our 29 same store midscale without food and beverage hotels reflected an average daily rate (“ADR”) decrease of 1.0% to $69.36, a 3.3% decrease in occupancy and a revenue per available room (“RevPAR”) decrease of 4.2% to $38.99 for the first quarter of 2008 over the same period of 2007. Our 52 same store economy hotels reflected an ADR increase of 0.6%, to $47.57, an increase in occupancy of 4.2% and a RevPAR increase of 4.9% to $26.26 for the first quarter of 2008 over the same period of 2007. Our seven same store extended stay properties reflected an ADR decrease of 5.8% to $25.00, an increase in occupancy of 12.5%, and a RevPAR increase of 6.0% to $17.53. During the first quarter of 2008 compared to the year ago period, ADR for the entire 88 same store hotel portfolio decreased 2.3% to $49.96 and RevPAR increased 0.9% to $28.95. The occupancy for all same store hotels for the three months ended March 31, 2008 increased 3.4% from that of the year ago period.

During the first quarter of 2008, hotel and property operations expenses increased $6.7 million, of which $6.5 million was from hotels added after the end of year 2006, and $0.2 million from the same store portfolio. The same store portfolio increase was primarily caused by increases in utilities and real estate taxes.

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense increased by $1.6 million, due primarily to increased debt used for hotel acquisitions. The depreciation and amortization expense increased $1.0 million for the three months ended March 31, 2008 compared to the year ago period. This is primarily related to hotel acquisitions as well as asset additions for the other hotels outpacing the amount of assets exceeding their useful life. The general and administrative expense for the same period increased $31,000 compared to the year ago period. This is primarily related to increases in salaries.

Income Tax Benefit

The income tax expense (benefit) is related to the taxable earnings (loss) from the Company’s taxable subsidiary, the TRS Lessee. Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 40%. The tax benefit is a result of TRS Lessee’s losses for the three months ended March 31, 2008 and the year ago period. The income tax expense (benefit) will vary based on the taxable earnings (loss) of the TRS Lessee, a C corporation.

The income tax benefit increased by approximately $148,000 during the three months ended March 31, 2008 compared to the year ago period, due to an increased loss by the TRS Lessee, primarily related to the seasonality of the industry.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings on our revolving credit facility with Great Western Bank. We believe that our net cash provided by operations and available borrowing capacity will be adequate to fund our operating requirements, scheduled debt maturities and the payment of dividends in accordance with REIT requirements. We may also refinance certain borrowings upon their maturity.

Financing

At March 31, 2008, the Company had long-term debt of $221.2 million, consisting of notes and mortgages payable, with a weighted average term to maturity of 6.1 years and a weighted average interest rate of 5.9%. Aggregate annual principal payments for the remainder of 2008 and thereafter are as follows (in thousands):

Remainder of 2008	$16,017
2009	54,791
2010	4,989
2011	6,456
2012	34,673
Thereafter	104,247

$221,173

The maturities in 2008 of approximately $2.5 million consist of principal amortization on mortgage loans, which we expect to fund through cash flows from operations. The remaining maturities consist of a note payable in the amount of $8.5 million with General Electric Capital Corporation (“GECC”), which we expect to refinance or repay from our lines of credit or other borrowings. Notes payable to BankFirst and Great Western Bank in the amount of $3 million and $2 million, respectively, are expected to be refinanced or repaid through cash flows from operations.

The Company is required to comply with certain quarterly covenant compliance tests for some of its lenders. As of March 31, 2008, we are in compliance with the financial covenants of our lenders.

We entered into a bridge loan with General Electric Capital Corporation on May 16, 2007, in the amount of $8.5 million, maturing December 1, 2007. The note bore interest at three-month LIBOR plus 5.00% (reset monthly). The parties entered into a loan modification agreement dated as of December 1, 2007 pursuant to which the maturity date was extended to January 1, 2008. A second loan modification agreement was entered into as of January 1, 2008, which extended the maturity date to June 1, 2008. The variable rate margin was increased from 5.00% to 5.50% for the period from January 1, 2008 through March 31, 2008 and to 7.5% for the period from April 1, 2008 through June 1, 2008.

On January 2, 2008 we acquired seven hotels in Kentucky, two hotels in Sioux Falls, SD and a hotel in Green Bay, WI. The combined purchase price of $22 million was funded by term loans of $15.6 million and $6.4 million from our existing credit facilities.

Redemption of Preferred and Common Operating Partnership Units

As of March 31, 2008 we owned, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 93% general partnership interest in Supertel Limited Partnership, through which we own 66 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 7% is held by limited partners. Limited partners hold, as of March 31, 2008, 1,235,806 common operating partnership units. A limited partner may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common units, at any time after a specified period

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

following the date he or she acquired the common units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, at our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock. Limited partners also held 195,610 preferred operating partnership units as of March 31, 2008. The preferred units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership. There were no common operating partnership units or preferred operating partnership units converted during the three months ended March 31, 2008.

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$286,481	$25,180	$78,254	$57,220	$125,827
Land leases	7,780	153	425	429	6,773

Total contractual obligations	$294,261	$25,333	$78,679	$57,649	$132,600

The column titled Less than 1 Year represents payments due for the balance of 2008.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Funds from Operations

The Company’s funds from operations (“FFO”) for the three months ended March 31, 2008 were $2.5 million, representing an increase of $0.6 million from FFO of $1.9 million reported for the three months ended March 31, 2007. FFO is reconciled to net earnings as follows (in thousands):

	Three months ended March 31,
	2008	2007
Net loss available to common shareholders	$(1,079)	$(683)
Depreciation and amortization	3,579	2,584
Net gain on disposition of real estate assets	(2)	—

FFO available to common shareholders	$2,498	$1,901

FFO is a non-GAAP financial measure. We consider FFO to be a market accepted measure of an equity REIT's operating performance, which is necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from sales of real estate assets, plus depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including its ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO for similar REITs.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy, by region, for the three months ended March 31, 2008 and 2007, respectively. The comparisons of same store operations are for 88 hotels owned as of January 1, 2007.

		Three months ended March 31, 2008				Three months ended March 31, 2007
Same Store Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR

West North Central	2,844	$25.83	55.5%	$46.56	2,844	$25.12	54.5%	$46.06
East North Central	881	35.11	55.4%	63.43	881	35.64	54.7%	65.15
Middle Atlantic/New England	273	25.96	42.6%	61.00	273	28.08	46.3%	60.66
South Atlantic	2,183	30.52	65.3%	46.70	2,183	31.06	62.0%	50.10
East South Central	450	31.54	52.9%	59.66	450	28.12	47.6%	59.09
West South Central	132	26.54	55.5%	47.87	132	23.92	51.4%	46.52

Total Same Store	6,763	$28.95	58.0%	$49.96	6,763	$28.70	56.1%	$51.15

Acquisitions Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR

Mountain	214	$31.33	67.4%	$46.52	214	$31.93	63.7%	$50.10
West North Central	167	25.76	52.3%	49.24	—	—	—	—
East North Central	200	26.58	58.3%	45.58	117	25.91	69.1%	37.52
Middle Atlantic/New England	63	18.35	36.3%	50.50	63	20.46	47.6%	42.95
South Atlantic	2,518	24.30	56.6%	42.93	74	43.56	85.1%	51.18
East South Central	637	24.14	48.7%	49.59	—	—	—	—
West South Central	324	25.85	59.8%	43.25	—	—	—	—

Total Acquisitions	4,123	$24.84	55.8%	$44.52	468	$30.72	66.3%	$46.35

Total Hotel Portfolio	10,886	$27.40	57.1%	$47.95	7,231	$28.83	56.7%	$50.80

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Maine and Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina,Virginia and West Virginia
East South Central	Alabama, Kentucky and Tennessee
West South Central	Arkansas and Louisiana

*	Same Store reflects 88 hotels owned as of January 1, 2007 for YTD 2008, and 2007. Hotel acquisitions which were excluded from same store calculations for the three months ended March 31, 2008 and 2007 were 37 hotels acquired during 2007 and 2008. The excluded properties were not owned by the Company throughout each of the periods presented and therefore are excluded from the same store calculations.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended March 31, 2008 and 2007, were as follows:

		Three months ended March 31, 2008				Three months ended March 31, 2007
Same Store Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR

Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	1,628	$34.64	52.2%	$66.35	1,628	$36.45	54.5%	$66.89
Hampton Inn	216	64.06	71.0%	90.18	216	66.50	75.3%	88.25
Holiday Inn Express	176	36.67	56.7%	64.71	176	32.45	52.3%	61.99
Other Midscale (1)	163	51.70	76.0%	67.99	163	57.81	77.2%	74.87

Total Midscale w/o F&B	2,183	38.99	56.2%	69.36	2,183	40.69	58.1%	70.07

Economy
Days Inn	58	30.03	50.4%	59.61	58	25.83	47.4%	54.45
Super 8	3,067	25.35	55.7%	45.54	3,067	24.47	54.2%	45.13
Other Economy (2)	357	33.46	52.0%	64.34	357	29.70	42.9%	69.28

Total Economy	3,482	26.26	55.2%	47.57	3,482	25.03	53.0%	47.27

Total Midscale/Economy	5,665	31.17	55.6%	56.06	5,665	31.06	54.9%	56.55

Extended Stay (3)	1,098	17.53	70.1%	25.00	1,098	16.53	62.3%	26.55

Total Same Store	6,763	$28.95	58.0%	$49.96	6,763	$28.70	56.1%	$51.15

Acquisitions Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR

Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	409	$34.05	47.8%	$71.28	63	$20.46	47.6%	$42.95
Other Midscale	63	23.59	41.1%	57.35	—	—	—	—

Total Midscale w/o F&B	472	32.65	46.9%	69.65	63	20.46	47.6%	42.95

Economy
Days Inn	1,089	24.02	49.9%	48.19	—	—	—	—
Masters Inn (4)	1,947	22.50	58.0%	38.76	—	—	—	—
Super 8	488	30.22	64.2%	47.08	405	32.32	69.2%	46.71

Total Economy	3,524	24.04	56.4%	42.65	405	32.32	69.2%	46.71

Total Midscale/Economy	3,996	25.06	55.2%	45.36	468	30.72	66.3%	46.35

Extended Stay (5)	127	18.03	73.1%	24.66	—	—	—	—

Total Acquisitions	4,123	$24.84	55.8%	$44.52	468	$30.72	66.3%	$46.35

Total Hotel Portfolio	10,886	$27.40	57.1%	$47.95	7,231	$28.83	56.7%	$50.80

1	Includes Ramada Limited and Sleep Inn brands
2	Includes Guesthouse Inn and independent hotels
3	Includes seven Savannah Suites
4	Masters Inn Hotels
5	Includes Tara Inn & Suites

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

*	Same Store reflects 88 hotels owned as of January 1, 2007 for YTD 2008, and 2007. Hotel acquisitions which were excluded from same store calculations for the three months ended March 31, 2008 and 2007 were 37 hotels acquired during 2007 and 2008. The excluded properties were not owned by the Company throughout each of the periods presented and therefore are excluded from the same store calculations.

Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in the those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company. The Company has deferred the application of FAS 157 related to non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company since the Company did not elect to measure any financial assets or liabilities at fair value.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The objective of the guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption on January 1, 2009 will impact the Company’s accounting for future acquisitions and related transaction costs.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s market risk exposure subsequent to December 31, 2007.

Item 4. CONTROLS AND PROCEDURES

Evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. No changes in the Company’s internal controls over financial reporting occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Summary Financial Data

The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the consolidated statements of operations and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Part II. OTHER INFORMATION:

Item 5. Other Information

(In thousands, except per share and statistical data)
	Three months ended March 31,
	2008	2007
Loss from continuing operations before income taxes	$(1,591)	$(943)

Net loss available to common shareholders	$(1,079)	$(683)

Earnings per share - basic	$(0.05)	$(0.03)

Earnings per share - diluted	$(0.05)	$(0.03)

EBITDA (1)	$5,635	$3,783

FFO available to common shareholders (2)	$2,498	$1,901

FFO per share - basic	0.12	0.10

FFO per share - diluted	0.12	0.10

Net cash flow:
Provided by operating activities	$5,086	$692
Used by investing activities	$(25,597)	$(25,579)
Provided by financing activities	$21,190	$21,098

Weighted average number of shares outstanding for:
calculation of earnings per share - basic	20,701	19,646

calculation of earnings per share - diluted	20,701	19,646

Weighted average number of shares outstanding for:
calculation of FFO per share - basic	20,701	19,646

calculation of FFO per share - diluted	22,347	19,664

Reconciliation of Weighted average number of shares for EPS diluted to FFO per share diluted:
EPS diluted shares	20,701	19,646
Common stock issuable upon exercise or conversion of:
Options	1	18
Series A Preferred Stock	1,645	—

FFO per share diluted shares	22,347	19,664

Part II. OTHER INFORMATION:

Item 5. Other Information Continued

(In thousands, except per share and statistical data)
	Three months ended March 31,
	2008	2007
RECONCILIATION OF NET LOSS TO EBITDA
Net loss available to common shareholders	$(1,079)	$(683)
Interest	3,660	2,099
Income tax benefit	(698)	(550)
Depreciation and amortization	3,579	2,584
Minority interest	(13)	43
Preferred stock dividend	186	290

EBITDA (1)	$5,635	$3,783

RECONCILIATION OF NET LOSS TO FFO
Net loss available to common shareholders	$(1,079)	$(683)
Depreciation and amortization	3,579	2,584
Net gain on disposition of assets	(2)	—

FFO available to common shareholders (2)	$2,498	$1,901

ADDITIONAL INFORMATION
Average Daily Rate	$47.95	$50.80
Revenue Per Available Room	$27.40	$28.83
Occupancy	57.1%	56.7%

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

(2) FFO is a non-GAAP financial measure. We consider FFO to be a market accepted measure of an equity REIT's operating performance, which is necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from sales of real estate assets, plus depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO for similar REITs.

We use FFO as a performance measure to facilitate a periodic evaluation of our operating results relative to those of our peers, who, like us, are typically members of NAREIT. We consider FFO a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assume that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful indication of our performance.

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

Dated this 6th day of May, 2008

By:	/s/ Donavon A. Heimes
Donavon A. Heimes
Chief Financial Officer, Treasurer, and Secretary

Dated this 6th day of May, 2008