Form 10-Q
period 2008-06-30
SUPERTEL HOSPITALITY INC
filed 2008-08-05
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 1-34087

SUPERTEL HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

As of July 24, 2008, there were 20,910,184 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	June 30, 2008	December 31, 2007

	(unaudited)
ASSETS
Investments in hotel properties	$404,931	$376,240
Less accumulated depreciation	82,520	75,295

	322,411	300,945

Cash and cash equivalents	1,432	1,166
Accounts receivable	2,840	2,242
Prepaid expenses and other assets	4,059	4,725
Deferred financing costs, net	1,844	1,947

	$332,586	$311,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$16,890	$12,401
Long-term debt	210,963	196,840

	227,853	209,241

Minority interest in consolidated partnerships, redemption value $8,086 and $9,544	9,936	10,178
Redeemable preferred stock Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,684	—

SHAREHOLDERS’ EQUITY
Preferred stock, 40,000,000 shares authorized; Series A, 2,500,000 shares authorized, $.01 par value, 826,089 and 932,026 shares outstanding, liquidation preference of $8,261 and $9,320	8	9
Common stock, $.01 par value, 100,000,000 shares authorized; 20,883,634 and 20,696,126 shares outstanding.	209	207

Additional paid-in capital	112,793	112,792
Distributions in excess of retained earnings	(25,897)	(21,402)

	87,113	91,606

COMMITMENTS AND CONTINGENCIES
	$332,586	$311,025

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Room rentals and other hotel services	$34,644	$30,820	$62,620	$50,167

EXPENSES
Hotel and property operations	23,802	20,582	45,220	35,258
Depreciation and amortization	3,741	3,018	7,320	5,602
General and administrative	1,040	927	1,996	1,850

	28,583	24,527	54,536	42,710

EARNINGS BEFORE NET GAIN (LOSS) ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE, MINORITY INTEREST AND INCOME TAXES	6,061	6,293	8,084	7,457
Net gain (loss) on dispositions of assets	(1)	—	1	—
Other income	32	42	63	77
Interest expense	(3,441)	(3,392)	(7,101)	(5,491)
Minority interest	(194)	(99)	(181)	(142)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,457	2,844	866	1,901
Income tax (expense) benefit	(334)	(438)	364	112

NET INCOME	2,123	2,406	1,230	2,013
Preferred stock dividends	(236)	(248)	(422)	(538)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,887	$2,158	$808	$1,475

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
EPS Basic	$0.09	$0.11	$0.04	$0.07

EPS Diluted	$0.09	$0.11	$0.04	$0.07

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,230	$2,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,320	5,602
Amortization of intangible assets and deferred financing costs	269	171
Gain on dispositions of assets	(1)	—
Amortization of stock option expense	2	9
Minority interest	181	142
Deferred income taxes	(364)	(112)
Changes in operating assets and liabilities:
(Increase) decrease in assets	422	(2,984)
Increase in liabilities	4,475	5,298

Net cash provided by operating activities	13,534	10,139

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(5,888)	(4,414)
Acquisition and development of hotel properties	(22,903)	(92,523)
Proceeds from sale of hotel assets	6	6

Net cash used by investing activities	(28,785)	(96,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(165)	(618)
Principal payments on long-term debt	(12,273)	(1,416)
Proceeds from long-term debt	26,396	87,368
Distributions to minority partners	(423)	(107)
Common stock offering	—	3,359
Preferred stock offering	7,684	—
Dividends paid to common shareholders	(5,280)	(3,652)
Dividends paid to preferred shareholders	(422)	(538)

Net cash provided by financing activities	15,517	84,396

Increase (decrease) in cash and cash equivalents	266	(2,396)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,166	5,436
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,432	$3,040

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$6,918	$4,839

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared common	5,303	4,582
Dividends declared preferred	422	538
Dividends declared common units	315	85
Assumed debt for acquisitions	—	11,356
Capital lease obligation	—	6,950

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 115 properties with the exception of furniture, fixtures and equipment on 85 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in Supertel Limited Partnership and at June 30, 2008 owned approximately 94% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At June 30, 2008, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC.

As of June 30, 2008, the Company owned 125 limited service hotels and one office building. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels, Inc (“Royco Hotels”), and HLC Hotels Inc. (“HLC”).

The hotel management agreement with Royco Hotels, the manager of 110 of the Company’s hotels, was amended effective January 1, 2007. The amendment, among other things, provides for: (a) the amendment of the base management fee calculation so that the base management fee is reduced as a percentage of gross hotel revenue (ranging from 4.25% to 3.0%) as revenues increase above certain thresholds; (b) the automatic extension of the term of the management agreement for five years (unless Royco Hotels elects otherwise) in the event of Royco managed hotels achieving a specified return on SHI’s hotel investment for the four years ended December 31, 2010; (c) an increase in the termination fee payable to Royco Hotels under certain circumstances equal to the greater of (i) $3.6 million less an amount equal to $0.1 million multiplied by the number of months after December 31, 2006 preceding the month of termination or (ii) 50% of the base management fee paid to Royco Hotels during the twelve months prior to notice of termination; and (d) the base compensation of Royco Hotels district managers to be included in the operating expenses paid by TRS Lessee.

On May 16, 2007, Supertel Limited Partnership acquired 15 hotels which are operated under the Masters Inn name. In connection with the acquisition, TRS, the lessee of the 15 hotels, entered into a management agreement with HLC, an affiliate of the sellers of the hotels. The management agreement, as amended, provides for HLC to operate and manage the 15 hotels through December 31, 2011 and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the company’s investment in the hotels.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

The management agreements generally require TRS Lessee to fund debt service, working capital needs and capital expenditures and fund Royco Hotels’, and HLC’s third-party operating expenses, except those expenses not related to the operation of the hotels. TRS Lessee is responsible for obtaining and maintaining insurance policies with respect to the hotels.

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of June 30, 2008, the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

Hotel Acquisitions

On January 2, 2008 the Company acquired seven hotels in Kentucky, two hotels in Sioux Falls, SD and a hotel in Green Bay, WI. The combined purchase price of $22 million was funded by term loans of $15.6 million and $6.4 million from our existing credit facilities. The franchise brands consisted of Comfort Inn (2), Comfort Suites (1), Days Inn (4), Quality Inn (1), Sleep Inn (1) and Super 8 (1).

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

(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income available to common shareholders	$1,887	$2,158	$808	$1,475

Denominator:
Weighted average number of common shares—basic	20,826,079	20,083,232	20,763,583	19,865,800

Weighted average number of common shares—diluted	20,826,079	20,105,219	20,764,314	19,887,787

Earnings Per Common Share:
Net income available to common shareholders:
per weighted average common share—basic	$0.09	$0.11	$0.04	$0.07

per weighted average common share—diluted	$0.09	$0.11	$0.04	$0.07

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

Preferred and Common Limited Partnership Units in SLP

At June 30, 2008 and 2007 there were 1,235,806 and 372,195 of SLP common operating units outstanding held by the limited partners. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). In addition, the 195,610 shares of SLP preferred operating units held by the limited partners are antidilutive.

Preferred Stock of SHI

There were 826,089 shares of Series A Convertible Preferred Stock that remained outstanding after converting 98,400 shares into 174,168 shares of common stock during the three months ended June 30, 2008. There were preferred stock warrants outstanding as of June 30, 2007 exercisable for 126,311 shares of Series A Convertible Preferred Stock. These warrants were fully exercised during July 2007. The convertible provision of the Series A Convertible Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, is antidilutive for the earnings per share computation for the three months ended June 30, 2008 and 2007. The preferred stock warrants were excluded from the computation of diluted earnings per share for the three months ended June 30, 2007, since the preferred stock is antidilutive.

At June 30, 2008 there were 332,500 shares of Series B Cumulative Preferred Stock outstanding. There is no convertible provision for Series B, therefore, there is no dilutive effect on earnings per share.

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

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

The potential common shares represented by outstanding stock options for the three and six months ended June 30, 2008 totaled 192,143. For the six months ended June 30, 2008 95,000 shares are antidilutive and 96,412 shares are assumed to be purchased with proceeds from the exercise of stock options resulting in 731 shares that are dilutive. For the three months ended June 30, 2008 all 192,143 shares are antidulitive.

Debt Financing

Debt financing with respect to hotels acquired by the Company during the three month period ended June 30, 2008 is described above under “Hotel Acquisitions”.

In June 2008, the Company completed an offering of 332,500 shares of 10% Series B Cumulative Preferred Stock (NASDAQ: SPPRO) in June 2008. We used the net proceeds of $7.7 million and additional cash to repay the $8.5 million bridge loan with General Electric Capital Corporation (“GECC”).

Effective May 1, 2008, the Company converted the variable interest rate on $64.6 million of long-term debt to an average annual fixed rate equal to 5.9% for the remaining term of 8.8 years. The debt consists of four mortgage loans payable to GECC.

Stock-Based Compensation

Options

The Company has a 2006 Stock Plan (the “Plan”) which has been approved by the Company’s shareholders. The Plan authorized the grant of stock options, stock appreciation rights, restricted stock and stock bonuses for up to 200,000 shares of common stock.

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the six months ended June 30, 2008 and 2007 for share-based compensation related to employees and directors was $2,100 and $9,000, respectively.

Income Taxes

For the three months ended June 30, 2008, the TRS reflected an income tax expense of $334,000 which is comprised of a net state and local tax expense of $66,000 and a federal tax expense of $268,000. For the six months ended June 30, 2008, the TRS reflected an income tax benefit of $364,000 which is comprised of a net state and local tax benefit of $56,000 and a federal tax benefit of $308,000.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

The components of a TRS income tax (expense) benefit were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Federal
Deferred	$(268)	$(362)	$308	$93
State & Local
Deferred	(66)	(76)	56	19

Total income tax (expense) benefit	$(334)	$(438)	$364	$112

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following difference (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
“Expected” federal tax (expense) benefit at 34%	$(291)	$(372)	$302	$95
State income tax (expense) benefit, net of federal income tax effect	(44)	(51)	37	13
Other (expense) benefit, net	1	(15)	25	4

Total income tax (expense) benefit	$(334)	$(438)	$364	$112

The TRS has estimated its income tax benefit using a combined federal and state rate of 39%. As of June 30, 2008, TRS had a deferred tax asset of $1.6 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2023. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent year cannot be reasonably estimated.

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

Preferred Stock Offering

At June 30, 2008 there were 332,500 shares of 10.0% Series B Cumulative Preferred Stock outstanding.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

The shares were sold for $25.00 per share and bear a liquidation preference of $25.00 per share. Underwriting and other costs of the offering totaled approximately $0.6 million to the Company. The proceeds were used by the Company to pay an $8.5 million bridge loan with General Electric Capital Corporation.

Dividends on the Series B Cumulative Preferred Stock are cumulative and are payable quarterly in arrears on each March 31, June 30, September 30 and December 31, or, if not a business day, the next succeeding business day, at the annual rate of 10.0% of the $25.00 liquidation preference per share, equivalent to a fixed annual amount of $2.50 per share. Dividends on the Series B Cumulative Preferred Stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared and whether or not such dividends are prohibited by agreement. Accrued but unpaid dividends on the Series B Cumulative Preferred Stock will not bear interest.

The Series B Cumulative Preferred Stock will, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, rank senior to the Company’s common stock, senior to all classes or series of preferred stock issued by the Company and ranking junior to the Series B Cumulative Preferred Stock with respect to dividend rights or rights upon the Company’s liquidation, dissolution or winding up, on a parity with the Company’s Series A Convertible Preferred Stock and with all classes or series of preferred stock issued by the Company and ranking on a parity with the Series B Cumulative Preferred Stock with respect to dividend rights or rights upon the Company’s liquidation, dissolution or winding up and junior to all of the Company’s existing and future indebtedness.

The Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares, unless it has also paid (or set aside for payment) the full cumulative distributions on the preferred shares for the current and all past dividend periods. The Series B Cumulative Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

The Series B Cumulative Preferred Stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B Cumulative Preferred Stock). The Company may redeem the Series B Cumulative Preferred Stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B Cumulative Preferred Stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At June 30, 2008, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

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

Three and Six Months Ended June 30, 2008 and 2007

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be attained in the future.

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

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of June 30, 2008 we owned 125 hotels in 24 states. Our hotels operate under several national and independent brands.

Our significant events for the six months ended June 30, 2008 include:

•	On June 3, 2008, we completed an offering of 332,500 shares of 10% Series B Cumulative Preferred Stock (NASDAQ: SPPRO). The net proceeds of $7.7 million were used to pay down existing debt.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

•

On January 2, 2008, we acquired seven hotels in Kentucky, two hotels in Sioux Falls, SD and one hotel in Green Bay, WI. The combined purchase price of $22 million was funded by term loans of $15.6 million and $6.4 million from our existing credit facilities.

•

We declared dividends on our common stock for the second quarter ended June 30, 2008 of $0.1275 per share, an increase of $0.0125 from the dividend declared for the second quarter 2007 of $0.1150 per share.

•

Effective May 1, 2008, the Company converted the variable interest rate on four mortgage loans payable to GECC totaling $64.6 million to an average annual fixed rate of 5.9% for the remaining term of 8.8 years.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnerships, Supertel Limited Partnership and E & P Financing Limited Partnership, limited partnerships, limited liability companies or other subsidiaries of our operating partnerships. We currently own, indirectly, an approximate 94% general partnership interest in Supertel Limited Partnership and a 100% partnership interest in E & P Financing Limited Partnership.

As of June 30, 2008, we owned 125 limited service hotels and one office building. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels Inc (Royco Hotels) and HLC Hotels Inc. (HLC). Royco Hotels is the manager of 110 of our hotels and HLC is the manager of 15 of our hotels.

General

The discussion that follows is based primarily on our consolidated financial statements for the three and six months ended June 30, 2008 and 2007, and should be read along with the consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of our 125 and 115 hotels as of June 2008 and 2007, respectively.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Results of Operations

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007

Operating results are summarized as follows (in thousands):

	2008	2007	Variance
Revenues	$34,644	$30,820	$3,824
Hotel and property operations expenses	(23,802)	(20,582)	(3,220)
Interest expense	(3,441)	(3,392)	(49)
Depreciation and amortization expense	(3,741)	(3,018)	(723)
General and administrative expenses	(1,040)	(927)	(113)
Net loss on dispositions of assets	(1)	—	(1)
Other income	32	42	(10)
Minority interest	(194)	(99)	(95)
Income tax expense	(334)	(438)	104

Net income	$2,123	$2,406	$(283)

Revenues and Operating Expenses

Revenues for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, increased $3.8 million or 12.4%. Of this, $4 million was due to the increase in revenue from 32 hotels which were acquired after the first quarter 2007. The offsetting $(0.2) million was due to a decrease in revenue from the same store portfolio. We refer to our entire portfolio as limited service hotels which we further describe as midscale without food and beverage hotels, economy hotels and extended stay hotels. The same store portfolio used for comparison of the second quarter of 2008 over the same period of 2007 consists of the 93 hotels owned by the Company as of April 1, 2007. Our 56 same store economy hotels reflected an average daily rate (“ADR”) increase of 1.1% to $49.04, an increase in occupancy of 2.8% and a revenue per available room (“RevPAR”) increase of 3.9% to $34.41 for the second quarter of 2008 over the same period of 2007. Our 30 same store midscale without food and beverage hotels reflected an ADR decrease of 1.7% to $72.91, a 2.7% decrease in occupancy and RevPAR decrease of 4.4% to $49.48 for the second quarter of 2008 over the same period of 2007. Our seven same store extended stay properties reflected an ADR decrease of 5.0% to $25.21, a decrease in occupancy of 2.0% and a RevPAR decrease of 6.9% to $17.07. During the second quarter of 2008 compared to the year ago period, ADR for the entire 93 same store hotel portfolio decreased 0.9% to $52.78 and RevPAR decreased 0.6% to $36.46. The occupancy for all same store hotels for the three months ended June 30, 2008 increased 0.3% from that of the year ago period.

During the second quarter of 2008, hotel and property operations expenses increased $3.2 million, all of which was from hotels added after the first quarter of 2007.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense did not experience a material change compared to the year ago period. The depreciation and amortization expense increased $0.7 million for the three months ended June 30, 2008 compared to the year ago period. This is primarily related to hotel acquisitions as well as asset additions for the other hotels outpacing the amount of assets exceeding their useful life. The general and administrative expense for the same period increased $0.1 million compared to the year ago period. This is primarily related to increases in salaries and professional fees.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Income Tax Expense

The income tax expense is related to the taxable earnings from the company’s taxable subsidiary, the TRS Lessee. Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 39%. The tax expense is a result of TRS Lessee’s income for the three months ended June 30, 2008 and the year ago period. The income tax expense will vary based on the taxable earnings of the TRS Lessee.

The income tax expense decreased by approximately $104,000 during the three months ended June 30, 2008 compared to the year ago period, due to a reduction in income by the TRS.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

Operating results are summarized as follows (in thousands):

	2008	2007	Variance
Revenues	$62,620	$50,167	$12,453
Hotel and property operations expenses	(45,220)	(35,258)	(9,962)
Interest expense	(7,101)	(5,491)	(1,610)
Depreciation and amortization expense	(7,320)	(5,602)	(1,718)
General and administrative expenses	(1,996)	(1,850)	(146)
Gain on dispositions of assets	1	—	1
Other income	63	77	(14)
Minority interest	(181)	(142)	(39)
Income tax benefit	364	112	252

Net income	$1,230	$2,013	$(783)

Revenues and Operating Expenses

Revenues for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, increased $12.5 million or 24.8%, of which $12.2 million was due to the increase in revenue from 37 hotels which were acquired after the end of year 2006. The same store portfolio used for comparison of the six months of 2008 over the same period of 2007 consists of the 88 hotels owned by the Company as of January 1, 2007. Our 52 same store economy hotels reflected an average daily rate (“ADR”) increase of 0.6% to $48.42, an increase in occupancy of 4.2% and a revenue per available room (“RevPAR”) increase of 4.9% to $30.04. Our 29 same store midscale without food and beverage hotels reflected an ADR decrease of 1.6% to $71.34, a 2.8% decrease in occupancy and a RevPAR decrease of 4.3% to $44.45 for the first six months of 2008 over the same period of 2007. Our seven same store extended stay properties reflected an ADR decrease of 5.4% to $25.11, an increase in occupancy of 4.9% and a RevPAR decrease of 0.8% to $17.30. During the first six months of 2008 compared to the year ago period, ADR for the entire 88 same store hotel portfolio decreased 1.8% to $51.59 and RevPAR increased 0.2% to $32.63. The occupancy for all same store hotels for the six months ended June 30, 2008 increased 1.9% from that of the year ago period.

During the six months ended June 30, 2008, hotel and property operations expenses increased $10.0 million, of which $9.8 million was from hotels added after January 1, 2007 and $0.2 million was from the same store portfolio. The same store portfolio increase was primarily caused by increases in hotel utility cost.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense increased by $1.6 million for the six months ended June 30, 2008 compared to the year ago period, due primarily to increased debt used for hotel acquisitions. The depreciation and amortization expense increased $1.7 million for the six months ended June 30, 2008 compared to the year ago period. This is primarily related to hotel acquisitions as well as asset additions for the other hotels outpacing the amount of assets exceeding their useful life. The general and administrative expense for the same period increased $0.1 million compared to the year ago period. This is primarily related to increases in salaries and professional fees.

Income Tax Benefit

The income tax benefit is related to the taxable loss from the TRS Lessee. The tax benefit is a result of TRS Lessee’s losses for the six months ended June 30, 2008 and the year ago period. The income tax benefit will vary based on the taxable earnings of the TRS Lessee.

The income tax benefit increased by approximately $252,000 during the six months ended June 30, 2008 compared to the year ago period, due to an increased loss by the TRS Lessee for the same period.

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

Financing

At June 30, 2008, the Company had long-term debt of $211 million, consisting of notes and mortgages payable, with a weighted average term to maturity of 6.1 years and a weighted average interest rate of 6.0%. Aggregate annual principal payments for the remainder of 2008 and thereafter are as follows (in thousands):

Remainder of 2008	$5,622
2009	57,513
2010	5,145
2011	6,184
2012	34,414
Thereafter	102,085

$210,963

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Approximately $2.6 million of the maturities in 2008 consist of principal amortization on mortgage loans, which we expect to fund through cash flows from operations. The remaining maturities consist of a note payable to BankFirst in the amount of $3 million, which subsequently was paid in full in July 2008.

The Company is required to comply with certain quarterly covenant compliance tests for some of its lenders. As of June 30, 2008, we are in compliance with the financial covenants of our lenders.

We completed an offering of 332,500 shares of 10% Series B Cumulative Preferred Stock (NASDAQ: SPPRO) in June 2008. We used the net proceeds of $7.7 million and additional cash to repay the $8.5 million bridge loan with General Electric Capital Corporation.

On January 2, 2008, we acquired seven hotels in Kentucky, two hotels in Sioux Falls, SD and a hotel in Green Bay, WI. The combined purchase price of $22 million was funded by term loans of $15.6 million and $6.4 million from our existing credit facilities.

Effective May 1, 2008, the Company converted the variable interest rate on $64.6 million of long-term debt to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. The debt consists of four mortgage loans payable to GECC. The interest rate on these loans prior to May 1, 2008, bore interest at a three-month LIBOR plus 1.70% (reset monthly). Effective May 1, 2008 the average annual fixed rate is 5.9% for the remaining term of 8.8 years. The average amortization on this debt is 18.7 years.

Redemption of Preferred and Common Operating Partnership Units

As of June 30, 2008 we owned, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 94% general partnership interest in Supertel Limited Partnership, through which we own 66 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 6% is held by limited partners. Limited partners hold, as of June 30, 2008, 1,235,806 common operating partnership units. A limited partner may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common units, at any time after a specified period following the date he or she acquired the common units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, at our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock. Limited partners also held 195,610 preferred operating partnership units as of June 30, 2008. The preferred units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership. There were no common operating partnership units or preferred operating partnership units converted during the three and six months ended June 30, 2008.

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

	Total	Payments Due by Period
Contractual Obligations		Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$276,855	$11,919	$82,110	$57,559	$125,267
Land leases	7,729	102	425	429	6,773

Total contractual obligations	$284,584	$12,021	$82,535	$57,988	$132,040

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The column titled Less than 1 Year represents payments due for the balance of 2008.

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less. In addition, the Company has management agreements with Royco Hotels and HLC Hotels, providing for the management and operation of the hotels, which are discussed further within this document.

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

Funds from Operations

Our funds from operations available to common shareholders (“FFO”) for the three months and six months ended June 30, 2008 were $5.6 million and $8.1 million, respectively, representing an increase of $0.5 million and $1.0 million from FFO reported for the three and six months ended June 30, 2007, respectively. FFO is reconciled to net income available to common shareholders as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Income available to common shareholders	$1,887	$2,158	$808	$1,475
Depreciation and amortization	3,741	3,018	7,320	5,602
Net (gain) loss on disposition of real estate assets	1	—	(1)	—

FFO available to common shareholders	$5,629	$5,176	$8,127	$7,077

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

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy, by region, for the three months ended June 30, 2008 and 2007, respectively. The comparisons of same store operations are for 93 hotels owned as of April 1, 2007. Hotel acquisitions which were excluded from same store calculations for the three months ended June 30, 2008 and 2007 were 32 hotels acquired during 2007 and 2008. The excluded properties were not owned by the Company throughout each of the periods presented and therefore are excluded from the same store calculations.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Room Count	Three months ended June 30, 2008			Room Count	Three months ended June 30, 2007
Same Store Region		RevPAR	Occupancy	ADR		RevPAR	Occupancy	ADR
Mountain	214	$41.52	79.3%	$52.38	214	$44.08	94.6%	$46.58
West North Central	2,844	34.45	70.6%	48.77	2,844	32.59	67.7%	48.11
East North Central	998	45.56	71.8%	63.44	998	45.93	70.4%	65.21
Middle Atlantic/New England	336	51.88	67.2%	77.20	336	52.51	69.2%	75.85
South Atlantic	2,257	32.33	67.3%	48.05	2,257	34.93	69.1%	50.56
East South Central	450	37.48	60.4%	62.05	450	36.88	60.3%	61.12
West South Central	132	30.75	63.7%	48.29	132	31.13	64.5%	48.26

Total Same Store	7,231	$36.46	69.1%	$52.78	7,231	$36.67	68.9%	$53.24

Acquisitions Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
West North Central	167	$31.23	57.3%	$54.46	—	$—	—	$—
East North Central	83	32.58	53.6%	60.80	—	—	—	—
South Atlantic	2,444	28.97	61.0%	47.52	2,444	33.03	66.8%	49.47
East South Central	637	29.25	55.5%	52.72	151	26.59	79.8%	33.32
West South Central	324	29.47	62.7%	47.02	324	32.66	77.3%	42.27

Total Acquisitions	3,655	$29.24	59.8%	$48.88	2,919	$32.72	69.0%	$47.45

Total Hotel Portfolio	10,886	$34.04	66.0%	$51.59	10,150	$35.82	68.9%	$52.00

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Maine and Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Alabama, Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended June 30, 2008 and 2007, were as follows:

	Room Count	Three months ended June 30, 2008			Room Count	Three months ended June 30, 2007
Same Store Brand		RevPAR	Occupancy	ADR		RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	1,691	$47.84	67.4%	$71.00	1,691	$50.53	69.2%	$73.01
Hampton Inn	216	60.23	69.3%	86.92	216	63.61	73.4%	86.71
Holiday Inn Express	176	53.37	70.1%	76.14	176	52.99	71.9%	73.67
Other Midscale (1)	163	48.01	68.5%	70.09	163	47.53	68.8%	69.08

Total Midscale w/o F&B	2,246	49.48	67.9%	72.91	2,246	51.76	69.8%	74.16

Economy
Days Inn	58	44.46	67.9%	65.48	58	35.83	57.7%	62.05
Super 8	3,472	34.60	72.1%	47.99	3,472	33.33	70.4%	47.32
Other Economy (2)	357	30.93	51.9%	59.57	357	30.61	49.1%	62.38

Total Economy	3,887	34.41	70.2%	49.04	3,887	33.12	68.3%	48.50

Total Midscale/Economy	6,133	39.93	69.3%	57.60	6,133	39.94	68.8%	58.03

Extended Stay (3)	1,098	17.07	67.7%	25.21	1,098	18.34	69.1%	26.55

Total Same Store	7,231	$36.46	69.1%	$52.78	7,231	$36.67	68.9%	$53.24

Acquisitions Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	346	$53.60	64.6%	$82.91	150	$70.15	79.3%	$88.45
Other Midscale	63	31.89	54.0%	59.01	—	—	—	—

Total Midscale w/o F&B	409	50.26	63.0%	79.76	150	70.15	79.3%	88.45

Economy
Days Inn	1,089	34.26	63.5%	53.97	800	35.66	70.6%	50.50
Masters Inn	1,947	22.92	58.2%	39.34	1,842	26.19	67.2%	39.00
Super 8	83	32.58	53.6%	60.80	—	—	—	—

Total Economy	3,119	27.13	59.9%	45.26	2,642	30.50	68.7%	44.38

Total Midscale/Economy	3,528	29.81	60.3%	49.44	2,792	33.61	69.6%	48.32

Extended Stay (4)	127	13.42	46.5%	28.84	127	18.38	59.3%	31.01

Total Acquisitions	3,655	$29.24	59.8%	$48.88	2,919	$32.72	69.0%	$47.45

Total Hotel Portfolio	10,886	$34.04	66.0%	$51.59	10,150	$35.82	68.9%	$52.00

1	Includes Ramada Limited and Sleep Inn brands
2	Includes Guesthouse Inn and independent hotels
3	Includes seven Savannah Suites
4	Tara Inn & Suites

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The following table presents our RevPAR, ADR and Occupancy, by region, for the six months ended June 30, 2008 and 2007, respectively. The comparisons of same store operations are for 88 hotels owned as of January 1, 2007. Hotel acquisitions which were excluded from same store calculations for the six months ended June 30, 2008 and 2007 were 37 hotels acquired during 2007 and 2008. The excluded properties were not owned by the Company throughout each of the periods presented and therefore are excluded from the same store calculations.

	Room Count	Six months ended June 30, 2008			Room Count	Six months ended June 30, 2007
Same Store Region		RevPAR	Occupancy	ADR		RevPAR	Occupancy	ADR
West North Central	2,844	$30.14	63.1%	$47.80	2,844	$28.87	61.2%	$47.20
East North Central	881	40.88	62.2%	65.70	881	41.53	61.9%	67.07
Middle Atlantic/New England	273	40.96	57.0%	71.86	273	42.18	58.7%	71.89
South Atlantic	2,183	31.34	66.3%	47.29	2,183	32.91	65.4%	50.30
East South Central	450	34.51	56.6%	60.93	450	32.52	54.0%	60.23
West South Central	132	28.65	59.6%	48.09	132	27.54	58.0%	47.50

Total Same Store	6,763	$32.63	63.2%	$51.59	6,763	$32.58	62.0%	$52.54

Acquisitions Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$36.43	73.3%	$49.69	214	$38.18	79.6%	$47.95
West North Central	167	28.48	54.8%	51.96	—	—	—	—
East North Central	200	30.97	67.3%	46.02	117	30.68	75.1%	40.88
Middle Atlantic/New England	63	26.25	42.6%	61.70	63	28.91	55.0%	52.57
South Atlantic	2,518	26.76	58.9%	45.41	2,518	33.79	68.0%	49.70
East South Central	637	26.70	52.1%	51.26	151	26.59	79.8%	33.32
West South Central	324	27.66	61.2%	45.18	324	32.66	77.3%	42.27

Total Acquisitions	4,123	$27.59	58.8%	$46.93	3,387	$33.65	71.0%	$47.40

Total Hotel Portfolio	10,886	$30.72	61.6%	$49.90	10,150	$32.77	63.6%	$51.53

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Maine and Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Alabama, Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the six months ended June 30, 2008 and 2007, were as follows:

		Six months ended June 30, 2008				Six months ended June 30, 2007
Same Store Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	1,628	$41.51	60.2%	$69.00	1,628	$43.79	62.0%	$70.60
Hampton Inn	216	62.15	70.2%	88.57	216	65.04	74.3%	87.49
Holiday Inn Express	176	45.02	63.4%	71.03	176	42.77	62.2%	68.78
Other Midscale (1)	163	49.86	72.3%	68.98	163	52.64	73.0%	72.13

Total Midscale w/o F&B	2,183	44.45	62.3%	71.34	2,183	46.47	64.1%	72.52

Economy
Days Inn	58	37.25	59.1%	62.98	58	30.86	52.6%	58.64
Super 8	3,067	29.65	63.3%	46.86	3,067	28.42	61.2%	46.41
Other Economy (2)	357	32.20	52.0%	61.96	357	30.16	46.0%	65.58

Total Economy	3,482	30.04	62.0%	48.42	3,482	28.64	59.5%	48.11

Total Midscale/Economy	5,665	35.59	62.1%	57.28	5,665	35.51	61.3%	57.94

Extended Stay (3)	1,098	17.30	68.9%	25.11	1,098	17.44	65.7%	26.55

Total Same Store	6,763	$32.63	63.2%	$51.59	6,763	$32.58	62.0%	$52.54

Acquisitions Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	409	$42.33	55.0%	$76.98	213	$51.27	68.2%	$75.20
Other Midscale	63	27.74	47.6%	58.29	—	—	—	—

Total Midscale w/o F&B	472	40.38	54.0%	74.78	213	51.27	68.2%	75.20

Days Inn	1,089	29.14	56.7%	51.43	800	35.66	70.6%	50.50
Masters Inn	1,947	22.71	58.1%	39.05	1,842	26.19	67.2%	39.00
Super 8	488	34.30	70.5%	48.67	405	36.72	78.6%	46.72

Total Economy	3,524	26.30	59.4%	44.28	3,047	32.46	71.8%	45.19

Total Midscale/Economy	3,996	27.96	58.8%	47.59	3,260	34.29	71.5%	47.96

Extended Stay (4)	127	15.73	59.8%	26.29	127	18.38	59.3%	31.01

Total Acquisitions	4,123	$27.59	58.8%	$46.93	3,387	$33.65	71.0%	$47.40

Total Hotel Portfolio	10,886	$30.72	61.6%	$49.90	10,150	$32.77	63.6%	$51.53

1	Includes Ramada Limited and Sleep Inn brands
2	Includes Guesthouse Inn and independent hotels
3	Includes seven Savannah Suites
4	Tara Inn & Suites

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

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

There has been no material change in our market risk exposure subsequent to December 31, 2007.

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

Part II. OTHER INFORMATION:

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2008 annual meeting of shareholders on Thursday, May 22, 2008. The vote for each matter voted upon at the meeting is set forth below.

Eight nominees were elected to serve as directors of the Company for an annual term by the following vote:

	For	Withheld
Paul J. Schulte	19,289,371	111,041
Steve H. Borgmann	17,353,923	2,046,489
Jeffrey M. Zwerdling	17,368,045	2,032,367
George R. Whittemore	17,304,983	2,095,429
Loren Steele	19,184,855	215,557
Joseph Caggiano	17,315,326	2,085,086
Allen L. Dayton	17,201,430	2,198,982
Patrick J. Jung	17,310,767	2,089,645

Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2008:

FOR	17,309,678
AGAINST	151,236
ABSTAIN	1,939,497

Item 5. Other Information

Summary Financial Data

The following sets forth summary financial data that has been prepared by the Company without audit. We believe the following data should be used as a supplement to the consolidated statements of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.

Supertel Hospitality, Inc., and Subsidiaries

(In thousands, except per share and statistical data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Income from continuing operations before income taxes	$2,457	$2,844	$866	$1,901

Net income available to common shareholders	$1,887	$2,158	$808	$1,475

Earnings per share—basic	$0.09	$0.11	$0.04	$0.07

Earnings per share—diluted	$0.09	$0.11	$0.04	$0.07

Adjusted EBITDA (1)	$9,833	$9,353	$15,468	$13,136

FFO available to common shareholders (2)	$5,629	$5,176	$8,127	$7,077

FFO per share—basic	0.27	0.26	0.39	0.36

FFO per share—diluted	0.26	0.24	0.38	0.34

Net cash flow:
Provided by operating activities	$8,448	$9,446	$13,534	$10,139
Used by investing activities	$(3,188)	$(71,350)	$(28,785)	$(96,931)
Provided (used) by financing activities	$(5,673)	$63,297	$15,517	$84,396

Weighted average number of shares outstanding for:
calculation of earnings per share—basic	20,826	20,083	20,764	19,866

calculation of earnings per share—diluted	20,826	20,105	20,764	19,888

Weighted average number of shares outstanding for:
calculation of FFO per share—basic	20,826	20,083	20,764	19,866

calculation of FFO per share—diluted	22,346	22,356	22,347	22,335

RECONCILIATION OF WEIGHTED AVERAGE NUMBER OF SHARES FOR EPS DILUTED TO FFO PER SHARE DILUTED:
EPS diluted shares	20,826	20,105	20,764	19,888
Common stock issuable upon exercise or conversion of:
Warrants	—	32	—	23
Series A Preferred Stock	1,520	2,219	1,583	2,424

FFO per share diluted shares	22,346	22,356	22,347	22,335

RECONCILIATION OF NET INCOME TO ADJUSTED EBITDA
Net income available to common shareholders	$1,887	$2,158	$808	$1,475
Interest	3,441	3,392	7,101	5,491
Income tax (benefit) expense	334	438	(364)	(112)
Depreciation and amortization	3,741	3,018	7,320	5,602
Minority interest	194	99	181	142
Preferred stock dividends	236	248	422	538

Adjusted EBITDA (1)	$9,833	$9,353	$15,468	$13,136

RECONCILIATION OF NET INCOME TO FFO
Net income available to common shareholders	$1,887	$2,158	$808	$1,475
Depreciation and amortization	3,741	3,018	7,320	5,602
Net (gain) loss on disposition of assets	1	—	(1)	—

FFO available to common shareholders (2)	$5,629	$5,176	$8,127	$7,077

ADDITIONAL INFORMATION
Average Daily Rate	$51.59	$52.00	$49.90	$51.53
Revenue Per Available Room	$34.04	$35.82	$30.72	$32.77
Occupancy	66.0%	68.9%	61.6%	63.6%

Supertel Hospitality, Inc., and Subsidiaries

(1) Adjusted EBITDA is a non-GAAP financial measure. We calculate Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though Adjusted EBITDA also does not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we also add back preferred stock dividends, which are a cash charge.

Adjusted EBITDA doesn’t represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income, cash flow from operations or any other operating performance measure prescribed by GAAP. Adjusted EBITDA is not a measure of our liquidity, nor is Adjusted EBITDA indicative of funds available to fund our cash needs, including our ability to make cash distributions. Neither measurement reflects cash expenditures for long-term assets and other items that have been and will be incurred. Adjusted EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of our operating performance. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

Supertel Hospitality, Inc., and Subsidiaries

Item 6.	Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Articles of the Company, as amended

10.1	Amendment dated July 15, 2008 to Hotel Management Agreement dated May 16, 2007 Between TRS Leasing, Inc. and HLC Hotels, Inc.

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

Supertel Hospitality, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Paul J. Schulte
Paul J. Schulte
President and Chief Executive Officer

Dated this 1st day of August, 2008

By:	/s/ Donavon A. Heimes
Donavon A. Heimes
Chief Financial Officer and Secretary

Dated this 1st day of August, 2008

Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Articles of the Company, as amended

10.1	Amendment dated July 15, 2008 to Hotel Management Agreement dated May 16, 2007 Between TRS Leasing, Inc. and HLC Hotels, Inc.

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer