Form 10-Q
period 2008-09-30
SUPERTEL HOSPITALITY INC
filed 2008-11-06
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34087

SUPERTEL HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of October 29, 2008, there were 20,924,022 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Investments in hotel properties	$407,502	$376,240
Less accumulated depreciation	86,110	75,295

	321,392	300,945

Cash and cash equivalents	1,368	1,166
Accounts receivable	2,609	2,242
Prepaid expenses and other assets	3,398	4,725
Deferred financing costs, net	1,703	1,947

	$330,470	$311,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$16,618	$12,401
Long-term debt	210,096	196,840

	226,714	209,241

Minority interest in consolidated partnerships, redemption value $7,011 and $9,544	9,925	10,178
Redeemable preferred stock Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	—

SHAREHOLDERS’ EQUITY
Preferred stock, 40,000,000 shares authorized; Series A, 2,500,000 shares authorized, $.01 par value, 803,270 and 932,026 shares outstanding, liquidation preference of $8,033 and $9,320	8	9
Common stock, $.01 par value, 100,000,000 shares authorized; 20,924,022 and 20,696,126 shares outstanding.	209	207
Additional paid-in capital	112,798	112,792
Distributions in excess of retained earnings	(26,846)	(21,402)

	86,169	91,606

COMMITMENTS AND CONTINGENCIES

	$330,470	$311,025

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Room rentals and other hotel services	$35,170	$34,057	$97,790	$84,225

EXPENSES
Hotel and property operations	24,606	23,120	69,826	58,378
Depreciation and amortization	3,826	3,275	11,146	8,877
General and administrative	954	940	2,949	2,791

	29,386	27,335	83,921	70,046

EARNINGS BEFORE NET LOSS ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE, MINORITY INTEREST AND INCOME TAXES	5,784	6,722	13,869	14,179

Net loss on dispositions of assets	(3)	(13)	(2)	(13)
Other income	28	38	91	115
Interest expense	(3,371)	(3,759)	(10,472)	(9,249)
Minority interest	(175)	(167)	(356)	(309)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,263	2,821	3,130	4,723

Income tax (expense) benefit	(175)	(341)	189	(230)

NET INCOME	2,088	2,480	3,319	4,493

Preferred stock dividends	(369)	(211)	(792)	(749)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,719	$2,269	$2,527	$3,744

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
EPS Basic	$0.08	$0.11	$0.12	$0.19

EPS Diluted	$0.08	$0.11	$0.12	$0.19

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,319	$4,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,146	8,877
Amortization of intangible assets and deferred financing costs	409	268
Loss on dispositions of assets	2	13
Amortization of stock option expense	7	32
Minority interest	356	309
Deferred income taxes	(189)	230
Changes in operating assets and liabilities:
(Increase) decrease in assets	1,200	(2,956)
Increase in liabilities	4,199	6,704

Net cash provided by operating activities	20,449	17,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(8,671)	(7,685)
Acquisition and development of hotel properties	(22,903)	(92,522)
Proceeds from sale of hotel assets	7	7

Net cash used by investing activities	(31,567)	(100,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(165)	(607)
Principal payments on long-term debt	(16,544)	(2,214)
Proceeds from long-term debt, net	29,800	84,936
Warrant conversion	—	—
Stock option conversion	—	17
Distributions to minority partners	(635)	(287)
Common stock offering	(64)	3,359
Preferred stock offering	7,662	—
Dividends paid to common shareholders	(7,942)	(5,910)
Dividends paid to preferred shareholders	(792)	(749)

Net cash provided by financing activities	11,320	78,545

Increase (decrease) in cash and cash equivalents	202	(3,685)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,166	5,436

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,368	$1,751

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$10,173	$8,496

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared common	7,971	7,152
Dividends declared preferred	792	749
Dividends declared common units	473	239
Issuance of operating partnership units	—	6,950
Assumed debt for acquisitions	—	11,356
Warrants exercised	—	53

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 115 properties with the exception of furniture, fixtures and equipment on 85 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in Supertel Limited Partnership and at September 30, 2008 owned approximately 94% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At September 30, 2008, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC.

As of September 30, 2008, the Company owned 125 limited service hotels and one office building. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels, Inc (“Royco Hotels”), and HLC Hotels, Inc. (“HLC”).

The hotel management agreement, as amended, between TRS Lessee and Royco Hotels, the manager of 110 of the Company’s hotels, provides for Royco Hotel to operate and manage the hotels through December 31, 2011, with extension to December 31, 2016 upon achievement of average annual net operating income of at least 10% of the Company’s investment in the hotels. Under the agreement, Royco Hotels receives a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increase above thresholds that range from up to $75 million to over $100 million, and, an annual incentive fee of 10% of up to the first $1 million of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1 million.

On May 16, 2007, Supertel Limited Partnership acquired 15 hotels which are operated under the Masters Inn name. In connection with the acquisition, TRS entered into a management agreement with HLC, an affiliate of the sellers of the hotels. The management agreement, as amended, provides for HLC to operate and manage the 15 hotels through December 31, 2011 and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

The management agreements generally require TRS Lessee to fund debt service, working capital needs, capital expenditures and third-party operating expenses for Royco Hotels and HLC excluding those expenses not related to the operation of the hotels. TRS Lessee is responsible for obtaining and maintaining insurance policies with respect to the hotels.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of September 30, 2008, the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

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

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income available to common shareholders	$1,719	$2,269	$2,527	$3,744

Denominator:
Weighted average number of common shares - basic	20,906	20,448	20,811	20,062

Weighted average number of common shares - diluted	20,906	20,472	20,812	20,084

Earnings Per Common Share:
Net income available to common shareholders:
per weighted average common share - basic	$0.08	$0.11	$0.12	$0.19

per weighted average common share - diluted	$0.08	$0.11	$0.12	$0.19

Preferred and Common Limited Partnership Units in SLP

At September 30, 2008 and 2007 there were 1,235,806 of SLP common operating units outstanding held by the limited partners. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). In addition, the 195,610 shares of SLP preferred operating units held by the limited partners, as of September 30, 2008 and 2007, are antidilutive.

Preferred Stock of SHI

There were 803,270 and 1,010,585 shares, respectively, of Series A Convertible Preferred Stock that remained outstanding at September 30, 2008 and 2007. Series A Convertible Preferred Stock converted 22,819 and 108,866 shares, respectively, into 40,388 and 192,691 shares, respectively, of common stock during the three months ended September 30, 2008 and 2007. Series A Convertible Preferred Stock converted 128,756 and 527,906 shares, respectively, into 227,896 and 934,383 shares, respectively, of common stock during the nine months ended September 30, 2008 and 2007. There were 126,311 Series A Convertible Preferred Stock Warrants outstanding as of June 30, 2007, these warrants were fully exercised during July 2007. The convertible provision of the Series A Convertible Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, is antidilutive for the earnings per share computation for the three and nine months ended September 30, 2008 and 2007. The preferred stock warrants were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2007, since the preferred stock is antidilutive.

At September 30, 2008 there were 332,500 shares of Series B Cumulative Preferred Stock outstanding. There is no convertible provision for Series B, therefore, there is no dilutive effect on earnings per share.

Stock Options

The potential common shares represented by outstanding stock options for the three and nine months ended September 30, 2007 totaled 162,143. For the nine months ended September 30, 2007, 65,000 shares are antidilutive and 74,599 shares are assumed to be purchased with proceeds from the exercise of stock options resulting in 22,544 shares that are dilutive. For the three months ended September 30, 2007 137,408 shares are assumed to be purchased with proceeds from the exercise of stock options resulting in 24,735 shares that are dilutive.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

The potential common shares represented by outstanding stock options for the three and nine months ended September 30, 2008 totaled 192,143. For the nine months ended September 30, 2008, 95,000 shares are antidilutive and 96,656 shares are assumed to be purchased with proceeds from the exercise of stock options resulting in 487 shares that are dilutive. For the three months ended September 30, 2008 all 192,143 shares are antidulitive.

Debt Financing

Debt financing with respect to hotels acquired by the Company during the nine month period ended September 30, 2008 is described above under “Hotel Acquisitions”.

Effective May 1, 2008, the Company converted the variable interest rate on $64.6 million of long-term debt to an average annual fixed rate equal to 5.9% for the remaining term of 8.5 years. The debt consists of four mortgage loans payable to General Electric Capital Corporation (“GECC”).

In June 2008, the Company completed an offering of 332,500 shares of 10% Series B Cumulative Preferred Stock (NASDAQ: SPPRO). We used the net proceeds of $7.7 million and additional cash to repay the $8.5 million bridge loan with GECC.

Stock-Based Compensation

Options

The Company has a 2006 Stock Plan (the “Plan”) which has been approved by the Company’s shareholders. The Plan authorized the grant of stock options, stock appreciation rights, restricted stock and stock bonuses for up to 200,000 shares of common stock.

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the three months ended September 30, 2008 and 2007 for share-based compensation related to employees and directors was $4,900 and $22,600, respectively. The expense for the nine months ended September 30, 2008 and 2007 was $7,000 and $31,600, respectively.

Income Taxes

For the three months ended September 30, 2008, the TRS reflected an income tax expense of $175,000 which is comprised of a net state and local tax expense of $35,000 and a federal tax expense of $140,000. For the nine months ended September 30, 2008, the TRS reflected an income tax benefit of $189,000 which is comprised of a net state and local tax benefit of $21,000 and a federal tax benefit of $168,000.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

The components of a TRS income tax (expense) benefit were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Federal
Deferred	$(140)	$(281)	$168	$(190)
State & Local
Deferred	(35)	(60)	21	(40)

Total income tax (expense) benefit	$(175)	$(341)	$189	$(230)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following difference (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
“Expected” federal tax (expense) benefit at 34%	$(153)	$(290)	$149	$(196)
State income tax (expense) benefit, net of federal income tax effect	(23)	(39)	14	(26)
Other (expense) benefit, net	1	(12)	26	(8)

Total income tax (expense) benefit	$(175)	$(341)	$189	$(230)

The TRS has estimated its income tax (expense) benefit using a combined federal and state rate of 39%. As of September 30, 2008, TRS had a deferred tax asset of $1.4 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2023. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent year cannot be reasonably estimated.

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

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

Preferred Stock Offering

At September 30, 2008 there were 332,500 shares of 10.0% Series B Cumulative Preferred Stock outstanding. The shares were sold for $25.00 per share and bear a liquidation preference of $25.00 per share. Underwriting and other costs of the offering totaled approximately $0.6 million to the Company. The net proceeds plus additional cash were used by the Company to pay an $8.5 million bridge loan with General Electric Capital Corporation.

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

The Series B Cumulative Preferred Stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B Cumulative Preferred Stock). The Company may redeem the Series B Cumulative Preferred Stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B Cumulative Preferred Stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At September 30, 2008, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

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

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Results for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be attained in the future.

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

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of September 30, 2008 we owned 125 hotels in 24 states. Our hotels operate under several national and independent brands.

Our significant events for the nine months ended September 30, 2008 include:

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

•

Effective May 1, 2008, the Company converted the variable interest rate on four mortgage loans payable to GECC totaling $64.6 million to an average annual fixed rate of 5.9% for the remaining term of 8.5 years.

•	On June 3, 2008, we completed an offering of 332,500 shares of 10% Series B Cumulative Preferred Stock (NASDAQ: SPPRO). The net proceeds of $7.7 million were used to pay down existing debt.

•

On September 12, 2008, the Company filed with the Security and Exchange Commission a Dividend Reinvestment Plan (“Plan”). The Plan provides investors with the opportunity to reinvest all or a portion of the cash dividends paid on shares of our common stock and preferred stock in additional shares of our common stock.

•

We declared dividends on our common stock for the third quarter ended September 30, 2008 of $0.1275 per share, an increase of $0.0025 from the dividend declared for the third quarter ended September 30, 2007 of $0.1250 per share.

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

As of September 30, 2008, we owned 125 limited service hotels and one office building. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels Inc (Royco Hotels) and HLC Hotels, Inc. (HLC). Royco Hotels is the manager of 110 of our hotels and HLC is the manager of 15 of our hotels.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

General

The discussion that follows is based primarily on our consolidated financial statements for the three and nine months ended September 30, 2008 and 2007, and should be read along with the consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of our 125 and 115 hotels as of September 2008 and 2007, respectively.

Results of Operations

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007

Operating results are summarized as follows (in thousands):

	2008	2007	Variance
Revenues	$35,170	$34,057	$1,113
Hotel and property operations expenses	(24,606)	(23,120)	(1,486)
Interest expense	(3,371)	(3,759)	388
Depreciation and amortization expense	(3,826)	(3,275)	(551)
General and administrative expenses	(954)	(940)	(14)
Net loss on dispositions of assets	(3)	(13)	10
Other income	28	38	(10)
Minority interest	(175)	(167)	(8)
Income tax expense	(175)	(341)	166

Net income	$2,088	$2,480	$(392)

Revenues and Operating Expenses

Revenues for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, increased $1.1 million or 3.3%. Of this, $2.5 million was due to the increase in revenue from 10 hotels which were acquired in the first quarter 2008. The offsetting ($1.4) million was due to a decrease in revenue from the same store portfolio. We refer to our entire portfolio as limited service hotels which we further describe as midscale without food and beverage hotels, economy hotels and extended stay hotels. The same store portfolio used for comparison of the third quarter of 2008 over the same period of 2007 consists of the 113 hotels owned by the Company as of April 1, 2007 and two hotels leased through July 30, 2007 and purchased July 31, 2007. Our 76 same store economy hotels reflected an average daily rate (“ADR”) increase of 0.4% to $46.93, a decrease in occupancy of 2.2% and a revenue per available room (“RevPAR”) decrease of 1.9% to $30.83 for the third quarter of 2008 over the same period of 2007. Our 31 same store midscale without food and beverage hotels reflected an ADR decrease of 1.4% to $76.59, a 3.8% decrease in occupancy and a RevPAR decrease of 5.2% to $52.29 for the third quarter of 2008 over the same period of 2007. Our eight same store extended stay properties reflected an ADR decrease of 3.6% to $25.09, a decrease in occupancy of 11.7% and a RevPAR decrease of 14.9% to $15.78. During the third quarter of 2008 compared to the year ago period, ADR for the entire 115 same store hotel portfolio decreased 0.1% to $51.67 and RevPAR decreased 3.9% to $34.08. The occupancy for all same store hotels for the three months ended September 30, 2008 decreased 3.8% from that of the year ago period.

During the third quarter of 2008, hotel and property operations expenses increased $1.5 million. Of this, $1.7 million was from hotels added after the second quarter of 2007. The offsetting ($0.2) million was due to a decrease from the same store portfolio.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense decreased $0.4 million compared to the year ago period. The reduction was primarily due to the payoff of a bridge loan using the proceeds from an offering of Preferred B stock. Lower interest rates on the revolving lines of credit also contributed to the decrease. The depreciation and amortization expense increased $0.6 million for the three months ended September 30, 2008 compared to the year ago period. This is primarily related to hotel acquisitions as well as asset additions for the other hotels outpacing the amount of assets exceeding their useful life. The general and administrative expense for the same period did not experience a material change.

Income Tax Expense

The income tax expense is related to the taxable earnings from the Company’s taxable subsidiary, the TRS Lessee. Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 39%. The tax expense is a result of TRS Lessee’s income for the three months ended September 30, 2008 and the year ago period. The income tax expense will vary based on the taxable earnings of the TRS Lessee.

The income tax expense decreased by approximately $166,000 during the three months ended September 30, 2008 compared to the year ago period, due to a reduction in taxable income by the TRS.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

Operating results are summarized as follows (in thousands):

	2008	2007	Variance
Revenues	$97,790	$84,225	$13,565
Hotel and property operations expenses	(69,826)	(58,378)	(11,448)
Interest expense	(10,472)	(9,249)	(1,223)
Depreciation and amortization expense	(11,146)	(8,877)	(2,269)
General and administrative expenses	(2,949)	(2,791)	(158)
Net loss on dispositions of assets	(2)	(13)	11
Other income	91	115	(24)
Minority interest	(356)	(309)	(47)
Income tax (expense) benefit	189	(230)	419

Net income	$3,319	$4,493	$(1,174)

Revenues and Operating Expenses

Revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, increased $13.6 million or 16.1%, of which $14.4 million was due to the increase in revenue from 37 hotels which were acquired after the end of year 2006, and the offsetting ($0.8) million decrease in revenue from the same store hotels. The same store portfolio used for comparison of the nine months of 2008 over the same period of 2007 consists of the 88 hotels owned by the Company as of January 1, 2007. Our 52 same store economy hotels reflected an average daily rate (“ADR”) increase of 0.7% to $48.82, an increase in occupancy of 2.8% and a revenue per available room (“RevPAR”) increase of 3.6% to $31.78. Our 29 same store midscale without food and beverage hotels reflected an ADR decrease of 1.8% to $72.78, a 3.7% decrease in occupancy and a RevPAR decrease of 5.5% to $46.87 for the first nine months of 2008 over the same period of 2007. Our seven same store extended stay properties reflected an ADR decrease of 4.7% to $25.00, a decrease in occupancy of 1.6% and a RevPAR decrease of

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

6.3% to $16.80. During the first nine months of 2008 compared to the year ago period, ADR for the entire 88 same store hotel portfolio decreased 1.3% to $52.47 and RevPAR decreased 1.4% to $34.22. The occupancy for all same store hotels for the nine months ended September 30, 2008 decreased 0.2% from that of the year ago period.

During the nine months ended September 30, 2008, hotel and property operations expenses increased $11.4 million, of which $11.7 million was from hotels added after January 1, 2007 and the offsetting ($0.3) million was from the same store portfolio.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense increased by $1.2 million for the nine months ended September 30, 2008 compared to the year ago period, due primarily to increased debt used for hotel acquisitions. The depreciation and amortization expense increased $2.3 million for the nine months ended September 30, 2008 compared to the year ago period. This is primarily related to hotel acquisitions as well as asset additions for the other hotels outpacing the amount of assets exceeding their useful life. The general and administrative expense for the same period increased $0.2 million compared to the year ago period. This is primarily related to increases in salaries and professional fees.

Income Tax Benefit

The income tax benefit (expense) is related to the taxable (loss) earnings from the TRS Lessee. The tax benefit (expense) is a result of TRS Lessee’s (losses) earnings for the nine months ended September 30, 2008 and the year ago period. The income tax benefit (expense) will vary based on the taxable (loss) earnings of the TRS Lessee.

The income tax benefit for the nine months ended September 30, 2008 represents an increase of $419,000 over the income tax expense for the year ago period, due to the taxable loss by the TRS Lessee for the nine months ended September 30, 2008 compared to the taxable income by the TRS Lessee for the nine months ended September 30, 2007.

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

Financing

At September 30, 2008, the Company had long-term debt of $210.1 million, consisting of notes and mortgages payable, with a weighted average term to maturity of 5.9 years and a weighted average interest rate of 6.0%. Aggregate annual principal payments for the remainder of 2008 and thereafter are as follows (in thousands):

Remainder of 2008	$1,318
2009	60,863
2010	5,091
2011	6,117
2012	34,341
Thereafter	102,366

$210,096

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The $1.3 million of the maturities in 2008 consist of principal amortization on mortgage loans, which we expect to fund through cash flows from operations.

The Company is required to comply with certain quarterly covenant compliance tests for some of its lenders. As of September 30, 2008, we are in compliance with the financial covenants of our lenders.

A summary of the Company’s long term debt as of September 30, 2008 is as follows:

Unaudited-Dollars in thousands:

Fixed Rate Debt	Balance	Interest Rate	Maturity

Lender
Susquehanna Bank	$4,189	7.75%	3/2009
First National Bank of Omaha	9,425	8.40%	11/2009
Greenwich Capital Financial Products	34,091	7.50%	12/2012
Small Business Administration	116	6.71%	6/2013
Citigroup Global Markets Realty Corp	14,074	5.97%	11/2015
GE Capital	36,528	5.67%	9/2016 - 3/2017
GE Capital	27,507	6.19%	6/2017
Regions Bank	1,942	4.88%	8/2018
Wachovia Bank	10,625	7.38%	3/2020
Village Bank	2,400	7.57%	11/2024

Total Fixed Rate Debt	140,897

Variable Rate Debt

Lender
Great Western Bank	30,644	4.25%	2/2009
Bank First	2,100	4.75%	4/2009
Wells Fargo	10,188	4.63-6.25%	9/2009
First Citizens National Bank	322	6.54%	7/2012
GE Capital	23,475	4.81%	2/2018
GE Capital	2,470	5.37%	2/2018

Total Variable Rate Debt	69,199

Total Long-Term Debt	$210,096

Management communicates regularly with our lenders, and we are currently in negotiations to renew on what we believe will be reasonable terms on the $34 million debt facility which matures in February 2009. We expect to conclude that transaction within the next several weeks. We also expect to retire, renew or replace all of the other mortgage and credit facilities which mature in 2009.

On January 2, 2008, we acquired seven hotels in Kentucky, two hotels in Sioux Falls, SD and a hotel in Green Bay, WI. The combined purchase price of $22 million was funded by term loans of $15.6 million and $6.4 million from our existing credit facilities.

Effective May 1, 2008, the Company converted the variable interest rate on $64.6 million of long-term debt to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. The debt consists of four mortgage loans payable to GECC. The interest rate on these loans prior to May 1, 2008, bore interest at a three-month LIBOR plus 1.70% (reset monthly). Effective May 1, 2008 the average annual fixed rate is 5.9% for the remaining term of 8.5 years. The average amortization on this debt is 18.7 years.

We completed an offering of 332,500 shares of 10% Series B Cumulative Preferred Stock (NASDAQ: SPPRO) in June 2008. We used the net proceeds of $7.7 million and additional cash to repay the $8.5 million bridge loan with General Electric Capital Corporation.

Redemption of Preferred and Common Operating Partnership Units

As of September 30, 2008 we owned, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 94% general partnership interest in Supertel Limited Partnership, through which we directly or indirectly own 108 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 6% is held by limited partners. Limited partners hold, as of September 30, 2008, 1,235,806 common operating partnership units. A limited partner may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common units, at any time after a specified period following the date he or she acquired the common units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, at our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock. Limited partners also held 195,610 preferred operating partnership units as of September 30, 2008. The preferred units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership. There were no common operating partnership units or preferred operating partnership units converted during the three and nine months ended September 30, 2008.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$274,041	$4,500	$85,965	$57,604	$125,972
Land leases	7,678	51	425	429	6,773

Total contractual obligations	$281,719	$4,551	$86,390	$58,033	$132,745

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

Funds from Operations

Our funds from operations available to common shareholders (“FFO”) for the three months and nine months ended September 30, 2008 were $5.5 million and $13.7 million, respectively, representing no material change and an increase of $1.1 million from FFO reported for the three and nine months ended September 30, 2007, respectively. FFO is reconciled to net income available to common shareholders as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income available to common shareholders	$1,719	$2,269	$2,527	$3,744
Depreciation and amortization	3,826	3,275	11,146	8,877
Net loss on disposition of real estate assets	3	13	2	13

FFO available to common shareholders	$5,548	$5,557	$13,675	$12,634

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

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy, by region, for the three months ended September 30, 2008 and 2007, respectively. The comparisons of same store operations are for 115 hotels owned as of July 1, 2007. Hotel acquisitions which were excluded from same store calculations for the three months ended September 30, 2008 and 2007 were 10 hotels acquired during 2008. The excluded properties were not owned by the Company throughout each of the periods presented and therefore are excluded from the same store calculations.

Same Store Region	Room Count	Three months ended September 30, 2008			Room Count	Three months ended September 30, 2007
		RevPAR	Occupancy	ADR		RevPAR	Occupancy	ADR
Mountain	214	$48.76	84.9%	$57.41	214	$49.59	89.8%	$55.24
West North Central	2,844	35.87	73.1%	49.07	2,844	35.04	72.4%	48.36
East North Central	998	52.33	76.9%	68.03	998	53.82	78.5%	68.57
Middle Atlantic/New England	336	62.93	73.9%	85.21	336	61.76	72.7%	84.92
South Atlantic	4,701	26.59	58.2%	45.66	4,701	29.89	63.5%	47.06
East South Central	601	35.21	64.9%	54.25	601	36.83	66.2%	55.63
West South Central	456	30.54	63.6%	48.02	456	27.78	65.8%	42.22

Total Same Store	10,150	$34.08	66.0%	$51.67	10,150	$35.47	68.6%	$51.70

Acquisitions Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
West North Central	167	$42.59	70.2%	$60.70	—	$—	—	$—
East North Central	83	47.68	70.0%	68.07	—	—	—	—
East South Central	486	31.57	53.3%	59.20	—	—	—	—

Total Acquisitions	736	$35.88	59.0%	$60.79	—	$—	—	$—

Total Hotel Portfolio	10,886	$34.20	65.5%	$52.22	10,150	$35.47	68.6%	$51.70

States included in the Regions

Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Maine and Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Alabama, Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended September 30, 2008 and 2007, were as follows:

Same Store Brand	Room Count	Three months ended September 30, 2008			Room Count	Three months ended September 30, 2007
		RevPAR	Occupancy	ADR		RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	1,841	$52.68	68.8%	$76.57	1,841	$55.18	70.5%	$78.29
Hampton Inn	216	53.46	64.9%	82.33	216	60.11	70.6%	85.17
Holiday Inn Express	176	57.25	74.3%	77.01	176	58.70	79.3%	74.01
Other Midscale (1)	163	40.91	60.1%	68.03	163	44.42	68.1%	65.18

Total Midscale w/o F&B	2,396	52.29	68.3%	76.59	2,396	55.15	71.0%	77.70

Economy
Days Inn	858	30.77	58.9%	52.20	858	28.75	55.3%	51.99
Super 8	3,472	36.94	75.2%	49.10	3,472	36.03	74.6%	48.30
Other Economy (2)	357	25.20	43.2%	58.36	357	30.85	52.3%	58.97
Masters Inn	1,842	20.42	55.2%	37.02	1,842	24.10	61.8%	38.96

Total Economy	6,529	30.83	65.7%	46.93	6,529	31.42	67.2%	46.73

Total Midscale/Economy	8,925	36.59	66.4%	55.13	8,925	37.79	68.2%	55.38

Extended Stay (3)	1,225	15.78	62.9%	25.09	1,225	18.55	71.2%	26.04

Total Same Store	10,150	$34.08	66.0%	$51.67	10,150	$35.47	68.6%	$51.70

Acquisitions Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	130	$41.48	59.9%	$69.29	—	$—	—	$—
Other Midscale (4)	129	30.19	55.0%	54.90	—	—	—	—

Total Midscale w/o F&B	259	35.86	57.4%	62.43	—	—	—	—

Economy
Days Inn	289	41.92	69.3%	60.49	—	—	—	—
Masters Inn	105	9.47	25.3%	37.39	—	—	—	—
Super 8	83	47.68	70.0%	68.07	—	—	—	—

Total Economy	477	35.90	59.9%	59.93	—	—	—	—

Total Midscale/Economy Acquisitions	736	35.88	59.0%	60.79	—	—	—	—

Total Hotel Portfolio	10,886	$34.20	65.5%	$52.22	10,150	$35.47	68.6%	$51.70

1	Includes Ramada Limited and Sleep Inn brands
2	Includes Guesthouse Inn and independent hotels
3	Includes Savannah Suites and Tara Inn
4	Includes Sleep Inn and Baymont Inn brands

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The following table presents our RevPAR, ADR and Occupancy, by region, for the nine months ended September 30, 2008 and 2007, respectively. The comparisons of same store operations are for 88 hotels owned as of January 1, 2007. Hotel acquisitions which were excluded from same store calculations for the nine months ended September 30, 2008 and 2007 were 37 hotels acquired during 2007 and 2008. The excluded properties were not owned by the Company throughout each of the periods presented and therefore are excluded from the same store calculations.

Same Store Region	Room Count	Nine months ended September 30, 2008			Room Count	Nine months ended September 30, 2007
		RevPAR	Occupancy	ADR		RevPAR	Occupancy	ADR
West North Central	2,844	$32.06	66.4%	$48.27	2,844	$30.95	65.0%	$47.64
East North Central	881	45.44	66.9%	67.88	881	46.44	67.0%	69.32
Middle Atlantic/New England	273	47.72	62.6%	76.27	273	48.21	63.2%	76.32
South Atlantic	2,183	30.75	64.8%	47.42	2,183	33.49	67.2%	49.86
East South Central	450	35.87	58.7%	61.13	450	35.19	58.0%	60.68
West South Central	132	29.50	61.2%	48.22	132	28.07	58.4%	48.09

Total Same Store	6,763	$34.22	65.2%	$52.47	6,763	$34.71	65.3%	$53.17

Acquisitions Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$40.57	77.2%	$52.54	214	$42.08	83.1%	$50.64
West North Central	167	33.19	59.9%	55.38	—	—	—	—
East North Central	200	34.36	70.5%	48.72	117	32.75	80.2%	40.84
Middle Atlantic/New England	63	41.24	53.5%	77.14	63	42.61	62.1%	68.66
South Atlantic	2,518	25.83	57.6%	44.85	2,518	29.00	61.6%	47.05
East South Central	637	27.83	53.9%	51.60	151	26.22	71.4%	36.72
West South Central	324	28.54	61.9%	46.09	324	29.88	72.8%	41.06

Total Acquisitions	4,123	$28.06	59.0%	$47.53	3,387	$30.91	66.3%	$46.61

Total Hotel Portfolio	10,886	$31.89	62.9%	$50.71	10,150	$33.81	65.5%	$51.60

States included in the Regions

Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Maine and Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Alabama, Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the nine months ended September 30, 2008 and 2007, were as follows:

Same Store Brand	Room Count	Nine months ended September 30, 2008			Room Count	Nine months ended September 30, 2007
		RevPAR	Occupancy	ADR		RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	1,628	$44.98	63.2%	$71.18	1,628	$47.89	65.5%	$73.10
Hampton Inn	216	59.23	68.4%	86.58	216	63.38	73.1%	86.73
Holiday Inn Express	176	49.13	67.1%	73.26	176	48.14	68.0%	70.84
Other Midscale (1)	163	46.85	68.2%	68.70	163	49.87	71.4%	69.89

Total Midscale w/o F&B	2,183	46.87	64.4%	72.78	2,183	49.59	66.9%	74.13

Economy
Days Inn	58	39.64	60.7%	65.27	58	34.68	57.6%	60.18
Super 8	3,067	31.85	67.0%	47.51	3,067	30.63	65.2%	47.00
Other Economy (2)	357	29.87	49.0%	60.90	357	30.39	48.1%	63.16

Total Economy	3,482	31.78	65.1%	48.82	3,482	30.67	63.3%	48.46

Total Midscale/Economy	5,665	37.59	64.8%	57.99	5,665	37.96	64.7%	58.68

Extended Stay (3)	1,098	16.80	67.2%	25.00	1,098	17.92	68.3%	26.23

Total Same Store	6,763	$34.22	65.2%	$52.47	6,763	$34.71	65.3%	$53.17

Acquisitions Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	343	$47.45	58.0%	$81.85	213	$50.36	62.7%	$80.30
Other Midscale (4)	129	28.85	52.2%	55.26	—	—	—	—

Total Midscale w/o F&B	472	42.37	56.4%	75.12	213	50.36	62.7%	80.30

Days Inn	1,089	30.43	58.3%	52.23	800	31.62	62.3%	50.74
Masters Inn	1,947	21.75	56.6%	38.41	1,842	24.79	63.6%	38.98
Super 8	488	37.36	73.3%	50.96	405	39.20	81.6%	48.06

Total Economy	3,524	26.59	59.4%	44.74	3,047	29.83	67.1%	44.45

Total Midscale/Economy	3,996	28.46	59.1%	48.17	3,260	31.47	66.8%	47.14

Extended Stay (5)	127	15.68	58.2%	26.96	127	17.10	55.4%	30.86

Total Acquisitions	4,123	$28.06	59.0%	$47.53	3,387	$30.91	66.3%	$46.61

Total Hotel Portfolio	10,886	$31.89	62.9%	$50.71	10,150	$33.81	65.5%	$51.60

1	Includes Ramada Limited and Sleep Inn brands
2	Includes Guesthouse Inn and independent hotels
3	Includes seven Savannah Suites
4	Includes Sleep Inn and Baymont Inn brands
5	Includes Tara Inn & Suites

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

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

Part II. OTHER INFORMATION:

Item 1A.	Risk Factors

The following risk factors are in addition to the Company’s risk factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2007.

The current economy has negatively impacted the hotel industry.

The current difficulties in the credit markets, a softening economy and a growing apprehension among consumers has negatively impacted the hotel industry. The slowing economy has caused a softening in business travel, especially construction-related workers, a particularly strong guest group at our hotels. Accordingly, our financial results and growth could be harmed if the economic slowdown continues for a significant period or becomes worse.

The impact of the weakening economy on lenders may impact our future borrowings.

The weakening of the national economy increases the financial instability of some lenders. As a result, we expect lenders may tighten their lending standards, which could make it more difficult for us to obtain future revolving credit facilities on terms similar to the terms of our current revolving credit facilities or to obtain long-term financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to obtain cost-effective financing.

Item 5.	Other Information

Summary Financial Data

The following sets forth summary financial data that has been prepared by the Company without audit. We believe the following data should be used as a supplement to the consolidated statements of operations and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.

Supertel Hospitality, Inc., and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share and statistical data)	2008	2007	2008	2007
Income from continuing operations before income taxes	$2,263	$2,821	$3,130	$4,723

Net income available to common shareholders	$1,719	$2,269	$2,527	$3,744

Earnings per share - basic	$0.08	$0.11	$0.12	$0.19

Earnings per share - diluted	$0.08	$0.11	$0.12	$0.19

Adjusted EBITDA (1)	$9,635	$10,022	$25,104	$23,158

FFO available to common shareholders (2)	$5,548	$5,557	$13,675	$12,634

FFO per share - basic	0.27	0.27	0.66	0.63

FFO per share - diluted	0.26	0.26	0.64	0.60

Net cash flow:
Provided by operating activities	$6,915	$7,831	$20,449	$17,970
Used by investing activities	$(2,783)	$(3,269)	$(31,567)	$(100,200)
Provided (used) by financing activities	$(4,196)	$(5,851)	$11,320	$78,545
Weighted average number of shares outstanding for:
calculation of earnings per share - basic	20,906	20,448	20,811	20,062

calculation of earnings per share - diluted	20,906	20,472	20,812	20,084

Weighted average number of shares outstanding for:
calculation of FFO per share - basic	20,906	20,448	20,811	20,062

calculation of FFO per share - diluted	22,346	22,360	22,346	22,327

RECONCILIATION OF WEIGHTED AVERAGE NUMBER OF SHARES FOR EPS DILUTED TO FFO PER SHARE DILUTED:
EPS diluted shares	20,906	20,472	20,812	20,084
Common stock issuable upon exercise or conversion of:
Series A Preferred Stock	1,440	1,888	1,534	2,243

FFO per share diluted shares	22,346	22,360	22,346	22,327

RECONCILIATION OF NET INCOME TO ADJUSTED EBITDA
Net income available to common shareholders	$1,719	$2,269	$2,527	$3,744
Interest	3,371	3,759	10,472	9,249
Income tax (benefit) expense	175	341	(189)	230
Depreciation and amortization	3,826	3,275	11,146	8,877
Minority interest	175	167	356	309
Preferred stock dividends	369	211	792	749

Adjusted EBITDA (1)	$9,635	$10,022	$25,104	$23,158

RECONCILIATION OF NET INCOME TO FFO
Net income available to common shareholders	$1,719	$2,269	$2,527	$3,744
Depreciation and amortization	3,826	3,275	11,146	8,877
Net loss on disposition of assets	3	13	2	13

FFO available to common shareholders (2)	$5,548	$5,557	$13,675	$12,634

ADDITIONAL INFORMATION
Average Daily Rate	$52.22	$51.70	$50.71	$51.60
Revenue Per Available Room	$34.20	$35.47	$31.89	$33.81
Occupancy	65.5%	68.6%	62.9%	65.5%

Supertel Hospitality, Inc., and Subsidiaries

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though Adjusted EBITDA also does not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we also add back preferred stock dividends, which are a cash charge.

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

(2)	FFO is a non-GAAP financial measure. We consider FFO to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with GAAP, excluding gains (or losses) from sales of real estate assets, plus depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO for similar REITs.

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

Dated this 5th day of November, 2008

By:	/s/ Donavon A. Heimes
Donavon A. Heimes
Chief Financial Officer and Secretary

Dated this 5th day of November, 2008

Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer