Form 10-K
period 2008-12-31
SUPERTEL HOSPITALITY INC
filed 2009-03-16
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market, LLC
Series A Preferred Stock, $.01 par value per share	The NASDAQ Stock Market, LLC
10% Series B Cumulative Preferred Stock, $.01 par value per share	The NASDAQ Stock Market, LLC

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $87.5 million based on the $4.96 closing price as reported on the Nasdaq Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2009
Common Stock, $.01 par value per share	20,924,677 shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009.

PART I

Item 1.	Business

References to “we”, “our”, “us” and “Company” refer to Supertel Hospitality, Inc., including, as the context requires, its direct and indirect subsidiaries.

Overview

We are a self-administered real estate investment trust (REIT), and through our subsidiaries, as of December 31, 2008 we owned 123 limited service hotels in 24 states. Our hotels operate under several national and independent brands.

Our significant events for 2008 include:

•	purchase of 10 additional hotels;

•	offering of 332,500 shares of 10% Series B Cumulative Preferred Stock completed in June 2008 with net proceeds of $7.7 million;

•	sale of two hotels in December 2008; and

•	agreement executed in December 2008 for a $46 million, three-year credit facility with Great Western Bank, which replaced a prior facility for $34 million.

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

General Development of Business

We are a REIT for federal income tax purposes and we were incorporated in Virginia on August 23, 1994. Our common stock began to trade on The Nasdaq Global Market on October 30, 1996. Our Series A and Series B preferred stock began to trade on The Nasdaq Global Market on December 30, 2005 and June 3, 2008, respectively.

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

(c) Narrative Description of Business

General At December 31, 2008, we owned, through our subsidiaries, 123 hotels in 24 states. The hotels are operated by Royco Hotels (108 hotels) and HLC (15 hotels). The 10 hotels acquired on January 2, 2008 are operated by Royco Hotels.

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

We acquired 10 hotels in 2008 through our subsidiaries. The following table reflects additional information regarding each of these hotels:

Hotel	Location	Date Acquired	Rooms
Comfort Inn*	Brooks, Kentucky	1/2/2008	65
Comfort Inn	Glasgow, Kentucky	1/2/2008	60
Comfort Suites	Louisville, Kentucky	1/2/2008	69
Days Inn	Ashland, Kentucky	1/2/2008	63
Days Inn	Glasgow, Kentucky	1/2/2008	59
Quality Inn**	Cave City, Kentucky	1/2/2008	97
Sleep Inn	Louisville, Kentucky	1/2/2008	63
Days Inn	Sioux Falls, South Dakota (Empire)	1/2/2008	79
Days Inn	Sioux Falls, South Dakota (Airport)	1/2/2008	86
Super 8	Green Bay, Wisconsin	1/2/2008	83

			724

*	Property reflagged as Baymont Inn
**	Property reflagged as Masters Inn

Arranging financing for acquisitions and dispositions of hotels is difficult in the current capital markets. The capital markets are weakened as a consequence of the weakening economy. Although we will continue to carefully evaluate and discuss both buying and selling opportunities, debt and equity financing will be a challenge to obtain for acquisitions and dispositions of hotels.

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

Sale of Hotels We may undertake the sale of one or more of the hotels from time to time in response to changes in market conditions, our current or projected return on our investment in the hotels or other factors which the board of directors deems relevant. We undertook a specific disposition program beginning in 2001 that included the sale of 23 hotels through December 31, 2004. The proceeds from the sale of these hotels were used primarily to repay existing debt. We did not sell any hotels in 2005 through 2007 and none of our hotels were classified as being held for sale as of December 31, 2007. During the year 2008, two hotels were sold, with none of our hotels being classified as held for sale as of December 31, 2008; however, we intend to sell additional hotels in the future as market conditions and other factors so warrant.

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

Royco Management Fee Royco Hotels manages 108 of the hotels we owned at December 31, 2008. Royco Hotels receives a monthly base management fee and an incentive management fee, if certain financial thresholds are met or exceeded. The management agreement provides for monthly base management fees and absorbing additional operating expenses as follows:

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

HLC Management Fee The hotel management agreement with HLC, as amended July 15, 2008, provides for HLC to operate and manage fifteen of the Masters Inn hotels through December 31, 2011. The agreement provides for HLC to receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

Franchise Affiliation

Our 123 hotels owned at December 31, 2008 operate under the following national and independent brands:

Franchise Brand	Number of Hotels
Super 8 (1)	50
Comfort Inn/Comfort Suites (2)	24
Hampton Inn (3)	2
Holiday Inn Express (4)	3
Sleep Inn (2)	2
Days Inn (1)	10
Ramada Limited (1)	1
Guest House Inn/Guesthouse Inn and Suites (5)	2
Supertel Inn (6)	3
Savannah Suites (7)	7
Masters Inn (6)	16
Tara Inn (8)	1
Baymont Inn (1)	1
Key West Inns (9)	1

(1)	Super 8 ®, Ramada Limited ®, Days Inn ®, and Baymont Inn ® are registered trademarks of Wyndham Worldwide.
(2)	Comfort Inn ® , Comfort Suites ® and Sleep Inn ® are registered trademarks of Choice Hotels International, Inc.
(3)	Hampton Inn ® is a registered trademark of Hilton Hotels Corporation.
(4)	Holiday Inn Express ® is a registered trademark of Six Continents Hotels, Inc.
(5)	Guesthouse ® is a registered trademark of Guesthouse International Franchise Systems, Inc.
(6)	Supertel Inn® and Masters Inn® are registered trademarks of Supertel Hospitality, Inc.
(7)	Savannah Suites® is a registered trademark of Guest House Inn Corp.
(8)	Tara Inn & Suites is a registered trade name of Supertel Limited Partnership.

(9)	Key West Inn ® is a registered trademark of Key West Inns.

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

Employees

At December 31, 2008, we had 16 employees. At December 31, 2008 Royco Hotels, manager of 108 of our hotels, and HLC, manager of 15 of our hotels, had workforces of approximately 1,685 and 237 employees, respectively, which are dedicated to the operation of the hotels.

Item 1A.	RISK FACTORS

Risks Related to Our Business

The current economy has negatively impacted the hotel industry.

The current difficulties in the credit markets, a softening economy and a growing apprehension among consumers have negatively impacted the hotel industry. The slowing economy has caused a softening in business travel, especially construction-related workers, a particularly strong guest group for many of our hotels. Accordingly, our financial results and growth could be harmed if the economic slowdown continues for a significant period or becomes worse.

The weakening economy may impact our current borrowings.

As discussed in “Liquidity and Capital Resources” below and Note 5 of our financial statements contained herein, during March 2009 we asked for and received waivers of certain covenants from lenders. If our plans to meet our liquidity requirements in the weakening economy are not successful, we may violate our future loan covenants. If we violate covenants in our indebtedness agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on favorable terms, if at all.

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

Arranging financing for acquisitions and dispositions of hotels is difficult in the current capital markets.

The capital markets are weakened as a consequence of the weakening economy. Although we will continue to carefully evaluate and discuss both buying and selling opportunities, debt and equity financing could be a challenge to obtain for acquisitions and dispositions of hotels.

We face competition for the acquisition of hotels and we may not be successful in identifying or completing hotel acquisitions that meet our criteria, which may impede our growth.

One component of our business strategy is expansion through acquisitions, and we may not be successful in identifying or completing acquisitions that are consistent with our strategy, particularly in the current economy. We compete with institutional pension funds, private equity investors, REITs, hotel companies and others who are engaged in the acquisition of hotels. This competition for hotel investments may increase the price we pay for hotels and these competitors may succeed in acquiring those hotels that we seek to acquire. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater marketing and financial resources, may be willing to pay more or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them. If we pay higher prices for hotels, our returns on investment and profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and may result in stockholder dilution.

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

We seek to maintain a total stabilized debt level of no more than 40% to 55% of our aggregate property investment at cost. We, however, may change or eliminate this target at any time without the approval of our stockholders. At January 31, 2009, our debt to property investment was approximately 51%. In the future, we and our subsidiaries may incur substantial additional debt, including secured debt. Incurring such debt could subject us to many risks, including the risks that:

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

Approximately $22.1 million of the Company’s debt is scheduled to mature in 2009. If we do not have sufficient funds to repay our debt at maturity, we intend to refinance this debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our hotel properties on disadvantageous terms, potentially resulting in losses adversely affecting cash flow from operating activities. In addition, we may place mortgages on our hotel properties to secure our line of credit or other debt. To the extent we cannot meet these debt service obligations, we risk losing some or all of those properties to foreclosure. Additionally, our debt covenants could impair our planned strategies and, if violated, result in a default of our debt obligations.

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

As a REIT, we generally are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction, each year to our stockholders. In the event of future downturns in our operating results and financial performance or unanticipated capital improvements to our hotel properties, we may be unable to declare or pay distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our Board of Directors, which will consider, among other factors, our actual results of operations, debt service requirements, capital expenditure requirements for our properties and our operating expenses. We may not generate sufficient cash in order to fund distributions to our stockholders, which may require us to sell assets or borrow money to satisfy the REIT distribution requirements. We reduced our quarterly common stock dividend from a previous rate of .1275 per share to .08 per share last paid on February 2, 2009. Our future dividends may be further reduced or suspended.

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

Ninety-six of our hotels operate under third party franchise agreements and we are subject to the risks of concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to any one of our particular brands. Risks associated with our brands could adversely affect our lease revenues and the amounts available for distribution to our shareholders.

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

We may not be able to sell hotels on favorable terms.

We sold twenty-three hotels between 2001 and 2004. We did not sell any hotels from 2005 through 2007. We sold two hotels in 2008. We intend to sell additional hotels in 2009. We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our disposition strategy. In the event that we cannot fully execute our disposition strategy or realize the benefits therefrom, we will not be able to fully execute our growth strategy.

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

Competition and Financing for Acquisitions

We compete for investment opportunities with entities that have substantially greater financial resources than we do. These entities generally may be able to accept more risk than we can manage wisely. This competition may generally limit the number of suitable investment opportunities offered to us. This competition may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms. Additionally, current economic conditions present difficult challenges to obtaining financing for acquisitions.

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

Investment Concentration in Particular Segments of Single Industry

Our entire business is hotel-related. Our investment strategy is to acquire interests in midscale without food and beverage and economy, including economy extended-stay, hotel properties. Therefore, a downturn in the hotel industry in general and the economy and midscale without food and beverage segments in particular will have a material adverse effect on our lease revenues and amounts available for distribution to our shareholders.

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

For the twelve months ended December 31, 2008, we spent approximately $11.2 million for capital improvements to our hotels.

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

Our hotel properties will require periodic capital expenditures and renovation to remain competitive. Acquisitions or development of additional hotel properties will require significant capital expenditures. See our risk factors above concerning the impact of the weakening economy on capital markets, the hotel industry and borrowing. The lenders under some of the mortgage debt that we will assume will require us to set aside varying amounts each year for capital improvements at our hotels. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income, excluding net capital gains, each year to maintain our REIT tax status. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. As a result, our ability to fund capital expenditures, acquisitions or hotel development through retained earnings is very limited. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain satisfactory debt or equity financing which will depend on market conditions. Neither our charter nor our bylaws limits the amount of debt that we can incur. However, we cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

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

If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income. We might need to borrow money or sell assets in order to pay any such tax. If we cease to be a REIT, we no longer would be required to distribute most of our taxable income to our stockholders. Unless we were entitled to relief under certain federal income tax laws, we could not re-elect REIT status during the four calendar years after the year in which we failed to qualify as a REIT.

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

Our Company headquarters is located in Norfolk, Nebraska in an office building owned by us. The following table sets forth certain information with respect to the hotels owned by us as of December 31, 2008:

Hotel Brand	Rooms
Super 8
Aksarben-Omaha, NE	73
Anamosa, IA	35
Antigo, WI	52
Batesville, AR	49
Billings, MT	106
Boise, ID	108
Burlington, IA	62
Charles City, IA	43
Clarinda, IA	40
Clinton, IA	62
Columbus, GA	74
Columbus, NE	63
Cornhusker–Lincoln, NE	133
Creston, IA	121
El Dorado, KS	49
Fayetteville, AR	83
Ft. Madison, IA	40
Green Bay, WI	83
Hays, KS	76
Iowa City, IA	84
Jefferson City, MO	77
Keokuk, IA	61
Kingdom City, MO	60
Kirksville, MO	61
Lenexa, KS	101
Manhattan, KS	85
Menomonie, WI	81
Moberly, MO	60
Mt. Pleasant, IA	55
Muscatine, IA	63
Neosho, MO	58
Norfolk, NE	64
O’Neill, NE	72
Omaha, NE	116
Parsons, KS	48
Pella, IA	40
Pittsburg, KS	64
Portage, WI	61
Sedalia, MO	87
Shawano, WI	55
Storm Lake, IA	59
Terre Haute, IN	117
Tomah, WI	65
Watertown, SD	57
Wayne, NE	40
West “O” – Lincoln, NE	81

Hotel Brand	Rooms
Super 8 - Continued
West Dodge– Omaha, NE	101
West Plains, MO	49
Wichita – (Park City), KS	59
Wichita, KS	119
Baymont Inn
Brooks, KY	65
Comfort Inn /Comfort Suites
Alexandria, VA	150
Beacon Marina-Solomons, MD	60
Chambersburg, PA	63
Culpeper, VA	49
Dahlgren, VA	59
Dover, DE	64
Dublin, VA	99
Ellsworth, ME	63
Erlanger, KY	145
Farmville, VA	51
Fayetteville, NC	120
Fort Wayne, IN	127
Glasgow, KY	60
Lafayette, IN	62
Louisville, KY	69
Marion, IN	62
Minocqua, WI	51
Morgantown, WV	80
New Castle, PA	79
Princeton, WV	51
Rocky Mount, VA	61
Sheboygan, WI	59
South Bend, IN	135
Warsaw, IN	71
Days Inn
Alexandria, VA	200
Ashland, KY	63
Bossier City, LA	176
Farmville, VA	59
Fredericksburg, VA (North)	120
Fredericksburg, VA (South)	156
Glasgow, KY	59
Shreveport, LA	148
Sioux Falls, SD (Airport)	86
Sioux Falls, SD (Empire)	79
Guest House Inn
Ellenton, FL	63
Jackson, TN	114

Hotel Brand	Rooms
Hampton Inn
Cleveland, TN	59
Shelby, NC	76
Holiday Inn Express
Danville, KY	63
Gettysburg, PA	51
Harlan, KY	62
Key West Inns
Key Largo, FL	40
Masters Inn
Augusta, GA	120
Cave City, KY	97
Charleston, SC	150
Columbia, SC (I26)	112
Columbia, SC (Knox Abbott)	109
Doraville, GA	89
Garden City, GA	128
Marietta, GA	86
Mt. Pleasant, SC	120
Orlando, FL (Int’l Drive)	120
Orlando, FL (Kissimmee)	187
Orlando, FL (Main Gate)	116
Seffner, FL (East Tampa)	120
Tampa, FL (Fairgrounds)	127
Tucker, GA	105
Tuscaloosa, AL	151
Ramada Limited
Ellenton, FL	73
Savannah Suites
Augusta, GA	172
Chamblee, GA	120
Greenville, SC	170
Jonesboro, GA	172
Pine Street - Atlanta, GA	164
Savannah, GA	160
Stone Mountain, GA	140
Sleep Inn
Louisville, KY	63
Omaha, NE	90
Supertel Inn
Creston, IA	41
Jane, MO	45
Neosho, MO	47
Tara Inn & Suites
Jonesboro, GA	127

Total	10,702

Additional property information is found in Item 8 Schedule III of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

We are not a party to, nor are any of our properties subject to, any material legal proceedings. We are, from time to time, engaged in routine litigation incidental to the business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company as of March 5, 2009

The following are executive officers of the Company as of March 5, 2009:

Paul J. Schulte, Chairman of the Board, Director, President and Chief Executive Officer. Mr. Schulte, age 74, became President and Chief Executive Officer effective August 15, 2004. Mr. Schulte joined the Company’s Board in October 1999, upon acquisition by the Company of the former Supertel Hospitality, Inc. Prior to the acquisition, he was a founder and had been Chairman of the Board, Director, President and Chief Executive Officer of the former Supertel, which was involved in acquiring, developing, owning, managing and operating limited service hotels.

Donavon A. Heimes, Chief Financial Officer and Secretary. Mr. Heimes joined the Company as Chief Financial Officer August 15, 2004. Mr. Heimes, age 64, previously served as a Managing Director of Corporate Finance Associates, a Colorado based merger/acquisition and financial consulting firm since 1997. Mr. Heimes also has had 10 years of accounting and auditing experience with KPMG and over 17 years experience serving as Chief Financial Officer, President and Chief Operating Officer of a privately held company involved in construction, construction materials, heavy equipment manufacturing and real estate development. Mr. Heimes is a CPA, and is a graduate of The University of Nebraska at Omaha and received his MBA from Creighton University.

David L. Walter, Senior Vice President and Treasurer. Mr. Walter joined the Company as Controller, September 1, 2004. Mr. Walter, age 61, previously served as a Vice President and Controller of Emprise Financial Corporation since March 1998. The position was managing the accounting department for the holding company and four bank charters. Mr. Walter also served the prior 26 years in Banking as Vice President, Treasurer and Controller, in functions of lending, appraising and accounting. Mr. Walter is a graduate of Newman University, Wichita, Kansas, with a Bachelor of Science in Business.

Steven C. Gilbert, Senior Vice President CAP-EX. Mr. Gilbert joined the Company as Senior Vice President of CAP-EX in July 2001. Mr. Gilbert, age 60, had previously served as Senior Vice President of CAP-EX for Humphrey Hospitality Management, Inc. (1999-2001) and for old Supertel Hospitality, Inc. (1991-1999). Mr. Gilbert worked in various sales, purchasing and construction management positions prior to joining old Supertel Hospitality, Inc. in 1991.

Corrine L. Scarpello, Senior Vice President and Chief Accounting Officer. Ms. Scarpello joined the Company in November 2005 having worked for a year as a consultant for the Company and its management company. Ms. Scarpello, age 54, previously worked for Mutual of Omaha for 17 years, serving as the Vice President of Accounting and Administration for a subsidiary and as Vice President in their mergers and acquisitions department. Ms. Scarpello also has accounting and auditing experience with PricewaterhouseCoopers (formerly Coopers and Lybrand) and is a CPA. Ms. Scarpello is a graduate of the University of Nebraska at Omaha.

PART II

Item 5.	Market for the Registrant’s Common Equity / Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

The common stock trades on the Nasdaq Global Market under the symbol “SPPR.” The closing sales price for the common stock on February 25, 2009 was $1.43 per share. The table below sets forth the dividends declared per share and high and low sales prices per share reported on the Nasdaq Global Market for the periods indicated.

	Supertel Hospitality, Inc. Common Stock
	High	Low	Dividend
2007
First Quarter	$8.04	$6.64	$0.1125
Second Quarter	$8.50	$7.27	$0.1150
Third Quarter	$8.51	$6.87	$0.1250
Fourth Quarter	$7.76	$5.01	$0.1275

2008
First Quarter	$6.78	$5.26	$0.1275
Second Quarter	$5.78	$4.83	$0.1275
Third Quarter	$4.95	$3.90	$0.1275
Fourth Quarter	$4.05	$0.92	$0.0800

(b)	Holders

As of February 23, 2009, the approximate number of holders of record of the common stock was 137 and the approximate number of beneficial owners was 4,455.

(c)	Dividends

Dividends paid were $0.51 during the year ended December 31, 2008 of which $0.206 represented ordinary income, $0.093 represented capital gain distribution and $0.211 represented a nondividend distribution to shareholders. The 2007 fourth quarter dividend of $0.1275 was paid in February 2008, and was reported as a component of 2008 dividend payments for income tax purposes. The 2008 fourth quarter dividend of $0.08 was paid in February 2009, and will be reported as a component of 2009 dividend payments for income tax purposes. The actual amount of future dividends will be determined by the board of directors based on the actual results of operations, economic conditions, capital expenditure requirements and other factors that the board of directors deems relevant.

PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock for the period December 31, 2003 through December 31, 2008, with the cumulative total return on the SNL securities Hotel REIT Index (“Hotel REITs Index”) and the NASDAQ Composite (“NASDAQ—Total US Index”) for the same period. The Hotel REITs Index is comprised of publicly traded REITs that focus on investments in hotel properties. The NASDAQ Composite is comprised of all United States common shares traded on the NASDAQ Stock Market (previously titled NASDAQ—Total US). The comparison assumes a starting investment of $100 on December 31, 2003 in our common stock and in each of the indices shown, and assumes that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

Supertel Hospitality, Inc.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Supertel Hospitality, Inc.	100.00	88.55	113.05	178.42	168.97	53.02
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL REIT Hotel	100.00	132.65	145.65	187.33	145.80	58.32

Source : SNL Financial LC, Charlottesville, VA

© 2008

Item 6.	Selected Financial Data

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

(In thousands, except per share data)	As of and for the Years Ended December 31,
	2008	2007	2006	2005	2004
Operating data (1):
Room rentals and other hotel services (2)	$121,927	$108,156	$73,680	$57,384	$54,524

Net earnings from continuing operations	1,809	3,762	3,370	2,500	1,081
Discontinued operations	4,847	316	351	278	896

Net earnings	6,656	4,078	3,721	2,778	1,977
Preferred stock dividends	(1,160)	(948)	(1,215)	(6)	—
Net earnings available to common shareholders	5,496	3,130	2,506	2,772	1,977

Adjusted EBITDA (3)	35,784	29,230	20,883	15,795	13,991

FFO (4)	14,897	15,358	11,189	9,637	7,732

Weighted average number of shares outstanding:
basic	20,840	20,197	12,261	12,062	12,054

diluted for EPS calculation	20,840	20,217	12,272	12,062	12,054

diluted for FFO per share calculation	22,346	22,343	14,960	12,062	12,054

Net earnings per common share from continuing operations - basic	$0.03	$0.14	$0.18	$0.21	$0.09
Net earnings per common share from discontinued operations - basic	0.23	0.01	0.02	0.02	0.07

Net earnings per common share basic	0.26	0.15	0.20	0.23	0.16

Net earnings per common share diluted	0.26	0.15	0.20	0.23	0.16

FFO per share - basic	0.71	0.76	0.91	0.80	0.64

FFO per share - diluted	0.70	0.73	0.83	0.80	0.64

Total assets	321,477	311,025	202,148	156,956	118,923
Total long-term debt	202,806	196,840	94,878	92,008	71,418
Net cash flow:
Provided by operating activities	20,605	16,640	13,558	10,215	9,123
Used by investing activities	(22,558)	(104,153)	(49,633)	(32,355)	(197)
Provided (used) by financing activities	1,499	83,243	40,348	22,986	(8,912)

Dividends per share (5)	0.4625	0.48	0.405	0.26	0.20

Reconciliation of Weighted average number of shares for EPS diluted to FFO diluted:
EPS diluted shares	20,840	20,217	12,272	12,062	12,054
Common stock issuable upon exercise or conversion of:
Warrants	—	8	—	—	—
Series A Preferred Stock (6)	1,506	2,118	2,688	—	—

FFO diluted shares	22,346	22,343	14,960	12,062	12,054

(In thousands, except per share data)	As of and for the Years Ended December 31,
	2008	2007	2006	2005	2004
RECONCILIATION OF NET EARNINGS TO ADJUSTED EBITDA
Net earnings available to common shareholders	$5,496	$3,130	$2,506	$2,772	$1,977
Interest, including disc ops	13,848	12,908	8,255	5,959	5,583
Income tax benefit, including disc ops	(305)	(304)	(107)	(31)	(275)
Depreciation and amortization, including disc ops	14,982	12,211	8,680	6,863	6,488

EBITDA	34,021	27,945	19,334	15,563	13,773
Minority interest, including disc ops	603	337	334	226	218
Preferred stock dividend	1,160	948	1,215	6	—

Adjusted EBITDA	$35,784	$29,230	$20,883	$15,795	$13,991

RECONCILIATION OF NET EARNINGS TO FFO
Net earnings available to common shareholders	$5,496	$3,130	$2,506	$2,772	$1,977
Depreciation and amortization, including disc ops	14,982	12,211	8,680	6,863	6,488
Net (gain) loss on disposition of assets	(5,581)	17	3	2	(733)

FFO (4)	$14,897	$15,358	$11,189	$9,637	$7,732

(1)	Revenues for all periods exclude revenues from hotels sold or classified as held for sale, which are classified in discontinued operations in the statements of operations.
(2)	Hotel revenues include room and other revenues from the operations of the hotels.
(3)	Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though Adjusted EBITDA also does not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we also add back preferred stock dividends and minority interests, which are cash charges.

Adjusted EBITDA doesn’t represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income, cash flow from operations or any other operating performance measure prescribed by GAAP. Adjusted EBITDA is not a measure of our liquidity, nor is Adjusted EBITDA indicative of funds available to fund our cash needs, including our ability to make cash distributions. Neither does the measurement reflect cash expenditures for long-term assets and other items that have been and will be incurred. Adjusted EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of our operating performance. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

(5)	Represents dividends declared by us. Components of the dividends paid for the year ended December 31, 2008 were ($0.206) ordinary income, ($0.093) capital gain distribution and ($0.211) nondividend distribution to shareholders. The 2007 fourth quarter dividend ($0.1275) was paid in February 2008, and was reported as a component of 2008 dividend payments for income tax purposes. The 2008 fourth quarter dividend ($0.08) was paid in February 2009, and will be reported as a component of 2009 dividend payments for income tax purposes.
(6)	The conversion rights of the Series A preferred stock were cancelled as of February 20, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a self-administered REIT, and through our subsidiaries, we owned 123 limited service hotels in 24 states at December 31, 2008. Our hotels operate under several national franchise and independent brands.

Our significant events for 2008 include:

•	purchase of 10 additional hotels;

•	offering of 332,500 shares of 10% Series B Cumulative Preferred Stock completed in June 2008 with net proceeds of $7.7 million;

•	sale of two hotels in December 2008; and

•	agreement executed in December 2008 for a $46 million, three-year credit facility with Great Western Bank, which replaced a facility for $34 million.

Recent Events

The Series A preferred stock, (NASDAQ SPPRP) conversion rights were cancelled as of February 20, 2009.

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

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, and should be read along with the consolidated financial statements and related notes.

RevPAR, ADR and Occupancy

The following table presents our revenue per available room (“RevPAR”), average daily rate (“ADR”) and occupancy by region for 2008 and 2007, respectively. The comparisons of same store operations are for 86 hotels.

	2008				2007
Same Store Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
West North Central	2,841	$31.19	65.0%	$47.99	2,841	$30.51	64.2%	$47.49
East North Central	881	43.76	64.9%	67.48	881	44.97	65.5%	68.64
Middle Atlantic/New England	193	46.93	63.9%	73.44	193	47.13	64.8%	72.74
South Atlantic	2,103	27.89	62.2%	44.85	2,103	30.83	66.3%	46.49
East South Central	443	34.60	56.6%	61.15	443	34.83	57.6%	60.42
West South Central	132	29.04	60.0%	48.41	132	28.52	58.7%	48.63

Total Same Store Hotels	6,593	$32.47	63.4%	$51.23	6,593	$33.28	64.5%	$51.57

Acquisitions Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$38.02	73.2%	$51.97	214	$39.70	79.5%	$49.96
West North Central	165	31.90	58.9%	54.17	—	—	—	—
East North Central	200	33.40	67.2%	49.73	117	33.02	80.5%	41.01
Middle Atlantic/New England	63	37.77	49.9%	75.63	63	39.71	61.6%	64.42
South Atlantic	2,516	24.20	54.6%	44.28	2,516	26.02	57.1%	45.61
East South Central	627	26.92	53.2%	50.61	151	25.63	68.6%	37.35
West South Central	324	27.44	59.6%	46.04	324	26.75	66.7%	40.10

Total Acquired Hotels	4,109	$26.55	56.5%	$47.02	3,385	$27.96	61.7%	$45.34

Total Hotel Portfolio	10,702	$30.19	60.7%	$49.72	9,978	$31.85	63.8%	$49.96

States included in the Regions

Mountain	Idaho and Montana

West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota

East North Central	Indiana and Wisconsin

Middle Atlantic/New England	Maine and Pennsylvania

South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia

East South Central	Alabama, Kentucky and Tennessee

West South Central	Arkansas and Louisiana

Same Store reflects 86 hotels owned as of January 1, 2007 for the twelve months ended December 31, 2008 and 2007. Hotel acquisitions which were excluded from same store calculations for the twelve months ended December 31, 2008 and 2007 were the 27 hotels acquired during 2007 and the 10 hotels acquired during 2008. The excluded properties were not owned by the Company throughout each of the periods presented and therefore are excluded from the same store calculations.

Room count for 2007 may vary slightly from that previously reported, due to rooms taken out of service for other uses.

Our RevPAR, ADR and Occupancy, by franchise affiliation for 2008 and 2007 were as follows:

	2008				2007
Same Store Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B *
Comfort Inn/ Comfort Suites	1,548	$43.05	61.2%	$70.36	1,548	$46.18	64.0%	$72.15
Hampton Inn	135	50.78	66.8%	76.04	135	52.54	68.8%	76.34
Holiday Inn Express	176	47.21	64.5%	73.23	176	47.09	67.3%	69.97
Other Midscale (1)	163	44.40	66.2%	67.11	163	47.54	69.3%	68.64

Total Midscale w/o F&B *	2,022	$44.04	62.2%	$70.75	2,022	$46.80	65.0%	$71.95

Economy
Days Inn	59	$37.11	56.8%	$65.29	59	$36.50	60.0%	$60.82
Super 8	3,064	31.05	65.7%	47.29	3,064	30.30	64.7%	46.84
Other Economy (2)	350	27.85	46.3%	60.08	350	29.45	47.5%	61.95

Total Economy	3,473	$30.83	63.5%	$48.51	3,473	$30.31	62.8%	$48.24

Total Same Store Midscale/Economy	5,495	$35.69	63.1%	$56.59	5,495	$36.37	63.7%	$57.14

Extended Stay (4)	1,098	$16.31	64.9%	$25.13	1,098	$17.78	68.9%	$25.79

Total Same-Store Hotels	6,593	$32.47	63.4%	$51.23	6,593	$33.28	64.5%	$51.57

Acquisitions Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B *
Comfort Inn/ Comfort Suites	342	$44.12	55.3%	$79.79	213	$45.97	59.3%	$77.58
Other Midscale (1)	128	26.61	49.5%	53.78	—	—	—	—

Total Midscale w/o F&B *	470	$39.33	53.7%	$73.24	213	$45.97	59.3%	$77.58

Economy
Days Inn	1,087	$29.02	55.9%	$51.89	800	$27.59	55.7%	$49.53
Masters Inn (3)	1,937	20.51	54.1%	37.92	1,840	22.92	59.3%	38.63
Super 8	488	35.76	70.1%	51.01	405	37.75	79.2%	47.64

Total Economy	3,512	$25.26	56.9%	$44.40	3,045	$26.96	62.0%	$43.47

Total Midscale/Economy	3,982	$26.92	56.5%	$47.64	3,258	$28.38	61.8%	$45.92

Extended Stay (4)	127	$15.01	55.7%	$26.97	127	$17.30	57.9%	$29.87

Total Acquisitions	4,109	$26.55	56.5%	$47.02	3,385	$27.96	61.7%	$45.34

Total Hotel Portfolio	10,702	$30.19	60.7%	$49.72	9,978	$31.85	63.8%	$49.96

(1) Includes Ramada Limited, Baymont Inn & Suites and Sleep Inn brands

(2)    Includes Guesthouse Inns, Key West Inns, and non franchised independent hotels

(3)    Masters Inn Hotels were acquired May 16, 2007

(4)    Includes Savannah Suites and Tara Inn & Suites

 *      “w/o F & B” indicates without food and beverage

Same store reflects 86 hotels owned as of January 1, 2007 for the twelve months ended December 31, 2008 and 2007. Hotel acquisitions which were excluded from same store calculations for the twelve months ended December 31, 2008 and 2007 were 27 hotels acquired in 2007 and 10 hotels acquired in 2008. The excluded properties were not owned by the Company throughout each of the periods presented and therefore are excluded from the same store calculations.

Room count for 2007 may vary slightly from that previously reported, due to rooms taken out of service for other uses.

Results of Operations

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2008			2007			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$121,927	$3,058	$124,985	$108,156	$3,475	$111,631	$13,771
Hotel and property operations expenses	(88,815)	(2,150)	(90,965)	(76,302)	(2,395)	(78,697)	(12,513)
Interest expense	(13,541)	(307)	(13,848)	(12,575)	(333)	(12,908)	(966)
Depreciation and amortization expense	(14,645)	(337)	(14,982)	(11,825)	(386)	(12,211)	(2,820)
General and administrative expenses	(3,696)	—	(3,696)	(3,864)	—	(3,864)	168
Impairment losses	(250)	—	(250)	—	—	—	(250)
Net gains (losses) on dispositions of assets	(2)	5,583	5,581	(15)	(2)	(17)	13
Other income	129	—	129	177	—	177	(48)
Minority interest	(164)	(439)	(603)	(311)	(26)	(337)	147
Income tax benefit (expense)	866	(561)	305	321	(17)	304	545

	$1,809	$4,847	$6,656	$3,762	$316	$4,078	$(1,953)

Revenues and Operating Expenses

Earnings from continuing operations for the twelve months ended December 31, 2008 were $1.8 million, compared to earnings from continuing operations of $3.8 million for 2007. After recognition of discontinued operations and dividends for preferred stock shareholders, the net earnings available to common shareholders were $5.5 million or $0.26 per diluted share, for the year ended December 31, 2008, compared to $3.1 million or $0.15 per diluted share for 2007.

During 2008 revenues from continuing operations increased $13.8 million, or 12.7 percent, of which $15.7 million was due to the increased number of properties related to acquisitions and $(1.9) million was due to a revenue decrease from the same-store portfolio.

We refer to our entire portfolio as limited service hotels which we further describe as midscale without food and beverage hotels, economy hotels and extended stay hotels. The Company’s 52 same-store economy hotels posted a 1.7 percent improvement in RevPAR to $30.83 in 2008 with a 1.1 percent increase in occupancy to 63.5 percent with a moderate increase in ADR from $48.24 to $48.51. The Company’s 27 same-store midscale without food and beverage hotels experienced a 1.7 percent decline in ADR. Coupled with a 4.3 percent decrease in occupancy, the resulting RevPAR was down 5.9 percent to $44.04. The Company’s extended stay hotels are economy hotels with significantly lower ADR and RevPAR than other limited service hotels. ADR for the seven same-store extended stay hotels was down 2.6 percent from the prior year to $25.13. Occupancy fell 5.8 percent, and RevPAR decreased 8.3 percent to $16.31. The total same-store portfolio of 86 hotels for the year ended 2008, compared with the prior year, had a 0.7 percent decline in ADR with a coinciding 1.7 percent drop in occupancy, which resulted in a 2.4 percent decrease in RevPAR.

Hotel and property operations expenses from continuing operations for the year ended 2008 increased $12.5 million or 16.4 percent, of which $13.2 million was related to new hotel acquisitions, and $(0.7) million was from the same-store portfolio.

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense from continuing operations increased by $1.0 million, due primarily to new debt incurred for hotel acquisitions. The depreciation and amortization expense from continuing operations increased $2.8 million for 2008 over 2007, which is hotel acquisition related. The general and administration expense from continuing operations for 2008 decreased $0.2 million or 4.3 percent compared to 2007. The primary driver for this decrease is a reduction in professional consulting fees resulting from less acquisition activity in 2008.

Impairment Charges

For 2008, we recorded an impairment charge of $250,000 on two hotels. In 2007, no impairment charges were recorded.

Dispositions

In 2008, we recognized net gains on the disposition of assets of approximately $5.6 million, due to the sale of two hotels.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from our taxable REIT subsidiary, the TRS Lessee. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 39%. The tax benefit is a result of TRS Lessee’s losses for the years ended December 31, 2008 and 2007. The income tax benefit will vary based on the taxable earnings or loss of the TRS Lessee, a C corporation.

The income tax benefit from continuing operations increased by approximately $545,000 during 2008 compared to the year ago period, due to an increased loss from continuing operations by the TRS Lessee in 2008 compared to the year ago period.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2007			2006			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$108,156	$3,475	$111,631	$73,680	$3,454	$77,134	$34,476
Hotel and property operations expenses	(76,302)	(2,395)	(78,697)	(51,279)	(2,312)	(53,591)	(25,023)
Interest expense	(12,575)	(333)	(12,908)	(7,932)	(323)	(8,255)	(4,643)
Depreciation and amortization expense	(11,825)	(386)	(12,211)	(8,285)	(395)	(8,680)	(3,540)
General and administrative expenses	(3,864)	—	(3,864)	(2,842)	—	(2,842)	(1,022)
Net (losses) on dispositions of assets	(15)	(2)	(17)	(3)	—	(3)	(12)
Other income	177	—	177	185	—	185	(8)
Minority interest	(311)	(26)	(337)	(302)	(32)	(334)	(9)
Income tax benefit (expense)	321	(17)	304	148	(41)	107	173

	$3,762	$316	$4,078	$3,370	$351	$3,721	$392

Revenues and Operating Expenses

Earnings from continuing operations for the twelve months ended December 31, 2007 reflected $3.8 million, compared to net earnings of $3.4 million for 2006. After recognition of discontinued operations and dividends for preferred stock shareholders, the net earnings available to common shareholders reflected $3.1 million or $0.15 per diluted share, for the year ended December 31, 2007, compared to $2.5 million or $0.20 per diluted share for 2006.

During 2007 revenues from continuing operations increased $34.5 million, or 46.8 percent, of which $32.6 million was due to the increased number of properties related to acquisitions and $1.9 million was due to a revenue increase from the same-store portfolio.

The Company’s 48 same-store economy hotels posted a moderate 5.6 percent improvement in RevPAR to $30.11 in 2007 with a 4.7 percent increase in occupancy to 62.8 percent with a moderate increase in ADR from $47.52 to $47.92. The Company’s 26 same-store midscale without food and beverage hotels were essentially flat, with a 3.7 percent increase in ADR offset by a 3.4 percent decrease in occupancy resulting in a RevPAR of $48.13, compared to $47.99 in 2006. The Company did not own extended stay hotels for each of the two periods and therefore comparisons are not available. The total same-store portfolio of 74 hotels for the year ended 2007, compared with the prior year, had a 1.4 percent increase in ADR and a 1.6 percent increase in occupancy, which resulted in a 3.0 percent increase in RevPAR.

Hotel and property operations expenses from continuing operations for the year ended 2007 increased $25 million or 48.8 percent, of which $22.7 million was related to new hotel acquisitions, and $2.3 million was from the same-store portfolio.

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense from continuing operations increased by $4.6 million, due primarily to increased debt used for hotel acquisitions. The depreciation and amortization expense from continuing operations increased $3.5 million for 2007 over 2006. This is primarily related to hotel acquisitions as well as asset additions for the same store portfolio outpacing the amount of assets exceeding their useful life. The general and administration expense from continuing operations for 2007 increased $1.0 million or 36.0 percent compared to 2006, this is primarily related to increases in salaries and professional fees.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from our taxable REIT subsidiary, the TRS Lessee. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 40%. The tax benefit is a result of TRS Lessee’s losses for the year ended December 31, 2007 and 2006. The income tax benefit will vary based on the taxable earnings of the TRS Lessee, a C corporation.

The income tax benefit from continuing operations increased by approximately $173,000 during 2007 compared to the year ago period, due to an increased loss from continuing operations by the TRS Lessee in 2007 compared to the year ago period.

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

The Company’s operating performance, as well as its liquidity position, has been and continues to be negatively affected by recent economic conditions, many of which are beyond our control. The Company does not believe it is likely that these adverse economic conditions, and their effect on the hospitality industry, will improve significantly in the near term.

The Company is required to meet various financial covenants required by its existing lenders. In addition, approximately $22.1 million of the Company’s debt is scheduled to mature in 2009. If the Company’s future financial performance fails to meet these financial covenants, or the Company is unable to repay or refinance its debt as it becomes due then its lenders have the ability to take control of its encumbered hotel assets. If this were to happen, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to the meet the Company’s liquidity requirements.

The Company’s management has prepared several contingency plans for its liquidity requirements which include ongoing operations at reduced revenue levels from that of 2008 coupled with the sale of several of its hotels in 2009. The Company sold two hotels in the fourth quarter of 2008, the proceeds of which were used to reduce debt. We believe the two transactions demonstrated that there is a market for our type of hotels. We have received numerous inquiries regarding some of our other hotels and we anticipate additional sales will occur when it makes economic sense to do so or conditions so dictate. The Company has an unused term loan facility for up to $10 million that is available from Great Western Bank (subject to the $3.2 million loan being repaid) until May 10, 2009 to refinance other indebtedness secured by hotels. The Company intends to utilize this facility and refinance existing debt prior to its maturity in 2009. The Company reduced its quarterly common stock dividend from a previous rate of .1275 per share to .08 per share last paid on February 2, 2009. The declaration of common stock dividends is made by the Board of Directors on a quarterly basis and future dividends may be further reduced or suspended. The Company intends to continue to meet its dividend requirements to retain its REIT status. The Company believes it has the ability to repay its indebtedness when due from operations, sales of hotels and refinancings while at the same time continue to be a substantial owner of limited service and economy hotels. If the economic environment does not improve in 2009, the Company’s plans and actions may not be sufficient and could lead to possibly failing financial debt covenant requirements.

Financing

At December 31, 2008, we had long-term debt of $202.8 million consisting of notes and mortgages payable, with a weighted average term to maturity of 6.1 years and a weighted average interest rate of 5.97%. Aggregate annual principal payments for the next five years and thereafter are as follows (in thousands):

2009	$26,849
2010	5,340
2011	19,192
2012	50,380
2013	4,956
Thereafter	96,089

$202,806

Of the maturities in 2009, approximately $4.7 million consist of principal amortization on mortgage loans, which we expect to fund through cash flows from operations and the sale of hotels. The remaining maturities as of December 31, 2008 consist of:

•	a $9.5 million balance on the revolving credit facility with Wells Fargo Bank;

•	a $2.0 million note payable to Great Western Bank;

•	a balloon payment of $1.4 million payable to Susquehanna Bank; and

•	a balloon payment of $9.2 million payable to First National Bank of Omaha (“FNBO”). The balance will be $8.5 million at maturity.

The loans with Wells Fargo Bank, Susquehanna Bank, and FNBO are expected to be refinanced using our existing lines of credit or other financing or sale of hotels. On February 4, 2009, the $2.0 million Great Western Bank note was amended to increase the principal to $3.2 million, and extend the maturity to May 3, 2009. This note is expected to be paid off with proceeds from the sale of hotels together with funds from operations, or refinanced using our existing lines of credit.

We are required to comply with certain financial covenants for some of our lenders. As of December 31, 2008, we either were in compliance with the financial covenants or obtained waivers for non-compliance (as discussed below). As a result, we believe that we are not in default of any of our loans.

Our credit facilities with Great Western Bank require that we not pay dividends in excess of 75% of our funds from operations (FFO) per year. Our dividends paid in 2008 were 75.72% of our FFO. We received a waiver for non-compliance with this covenant.

Our revolving credit facility with Wells Fargo Bank and mortgage loan with FNBO require us to maintain a consolidated loan to value ratio that does not exceed 60%, which is tested quarterly. As of December 31, 2008, we had a consolidated loan to value ratio equal to 60.37%. We received from Wells Fargo a waiver for non-compliance with this covenant. In connection with the waiver, the revolving credit facility was amended on March 16, 2009 to: require maintenance of a loan to value ratio that does not exceed 65% through the term of the loan on September 28, 2009; convert the revolving credit facility to a term loan; require that the Days Inn hotel located in Bossier City, Louisiana be added to the collateral portfolio; and increase the interest rate 1.75% (subject to a 5.0% floor rate). We also received from FNBO a waiver for non-compliance with this covenant and modification of the covenant to 65% through the term of the loan on November 1, 2009. FNBO also agreed that the loan to value ratio will be determined using a capitalization rate of 10% for valuing the hotels.

Effective May 1, 2008, the Company converted the variable interest rate on $64.6 million of the long-term debt to an average annual fixed rate equal to 5.9% for the remaining term of 8.8 years. The debt consists of four mortgage loans payable to General Electric Capital Corporation. Our mortgage loans with General Electric Capital Corporation require us to maintain a fixed charge coverage ratio (FCCR) with respect to the collateral portfolio of hotels secured by the loans that equals or exceeds 1.3:1 before dividends and 1.0:1 after dividends, which is tested annually. As of December 31, 2008, our FCCRs were 1.14:1 and 0.87:1, respectively. We received a waiver for non-compliance with these covenants to the extent breached. In connection with the waiver, the loans were amended on March 16, 2009 to: require maintenance of a before dividend FCCR covenant of 1.1:1 and after dividend FCCR covenant of 0.8:1, as of December 31, 2008; eliminate the FCCR covenant in 2009; and require maintenance of a before dividend FCCR (based on a rolling twelve month period) of 1.0:1 in the first and second quarters of 2010, 1.1:1 in the third and fourth quarters of 2010, 1.2:1 in the first and second quarters of 2011 and 1.3:1 each quarter thereafter for the term of the loans and after dividend FCCR (based on a rolling twelve month period) of 1.0:1 in each quarter of 2010 and each quarter thereafter for the term of the loans. The amendment also requires us to maintain minimum adjusted EBITDA levels with respect to the collateral portfolio of hotels secured by the loans of $6.25 million in the first and second quarters of 2009, $6.5 million in the third quarter of 2009 and $7.0 million in the fourth quarter of 2009 and a consolidated debt service coverage ratio (based on a rolling twelve month period) that equals or exceeds 1.4:1 in each quarter of 2009 and 1.5:1 each quarter thereafter for the term of the loans. In addition, the amendment provides for Supertel Hospitality, Inc. and Supertel Hospitality REIT Trust to guarantee the loans and the interest rate of the loans to be increased by 1.0%. If the before dividend FCCR covenant equals or exceeds 1.3:1 for two consecutive quarters the 1% increase in the interest rate of the loans will be eliminated.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank credit facility contains a cross-default provision which would allow Great Western Bank to declare a default and accelerate our indebtedness to them if we default on certain other loans, and such default would permit that lender to accelerate its indebtedness. We are not in default of any of our loans.

We sold 332,500 shares of our 10% Series B Cumulative Preferred Stock at an offering price of $25.00 per share in a public offering in June 2008.

On December 3, 2008, we executed an Amended and Restated Loan Agreement with Great Western Bank (the “Lender”) to amend various terms of the Loan Agreement dated January 13, 2005 by and between the Company and Great Western Bank, as amended. The aggregate principal amount of loans available to the Company under the agreement is $46 million, consisting of a $20 million revolving credit facility, a $14 million term loan facility, a $10 million term loan facility and a $2 million short-term line of credit (since increased to $3.2 million). The $10 million term loan facility is not currently outstanding, but is available to the Company on or before May 10, 2009 to refinance other indebtedness secured by hotels. The loans available to the Company through the revolving credit facility and term loan facilities may not exceed the lesser of (a) an amount equal to 65% of the total appraised value of a collateral portfolio of 23 hotels and (b) an amount that would result in a debt service coverage ratio (as more fully described in the Agreement) of less than 1.5 to 1.

The revolving credit facility requires monthly interest payments, matures on February 22, 2012 and bears interest at prime (subject to a 4.50% floor rate). The term loan facilities require monthly principal and interest payments (based on a 20-year amortization schedule), mature three years after their respective borrowing dates and (a) in the case of the $14 million term loan facility, bears interest at 5.50% and (b) in the case of the $10 million term loan facility, will bear interest at the Company’s option at either 5.50% or prime (subject to a 4.50% floor rate).

The Agreement contains customary affirmative and negative covenants with which the Company must comply, including reporting requirements, maintaining a deposit relationship with the Lender, making capital expenditures, meeting certain financial ratios, restrictions on granting liens, restrictions on guaranties, restrictions on certain transactions and restrictions on making distributions and paying dividends. The Agreement also contains customary events of default, including payment defaults, breaches of covenants, cross defaults with certain other indebtedness and insolvency / bankruptcy events.

The short-term line of credit requires payment of all principal and interest within 60 days of the borrowing date and previously provided for interest at prime plus 50 basis points (subject to a 5.00% floor rate). On February 4, 2009, the Company amended its credit facility with Great Western Bank to (a) increase the principal amount of the short-term line of credit portion of the facility from $2 million to $3.2 million, (b) increase the interest rate applicable to the short-term line of credit portion of the facility from the greater of prime plus 50 basis points and 5.00% to 7.00%, and (c) extend the maturity date of the short-term line of credit portion of the facility from February 1, 2009 to May 3, 2009.

Acquisition of Hotels

On January 2, 2008 the Company acquired seven hotels in Kentucky, two hotels in Sioux Falls, SD and a hotel in Green Bay, WI. The combined purchase price of $22 million was funded by term loans of $15.6 million and $6.4 million from our existing credit facilities. The franchise brands consisted of Comfort Inn (2), Comfort Suites (1), Days Inn (4), Quality Inn (1), Sleep Inn (1) and Super 8 (1).

Disposition of Hotels

On December 8, 2008, we sold a Comfort Inn located in Gettysburg, PA with a total of 80 rooms. The sale price was approximately $4.7 million.

On December 23, 2008, we sold a Hampton Inn located in Tampa, FL with a total of 80 rooms. The sale price was approximately $7.3 million.

The proceeds were used to reduce debt.

Redemption of Preferred Operating Partnership Units

We own, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 94% general partnership interest in Supertel Limited Partnership, through which we own 64 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 6% is held by limited partners who transferred property interests to us in return for limited partnership interests in Supertel Limited Partnership. These limited partners hold, as of December 31, 2008, 1,235,806 common operating partnership units and 177,786 preferred operating partnership units. Each limited partner of Supertel Limited Partnership may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common or preferred units, at any time after a specified period following the date he or she acquired the units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, in our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock. The preferred units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership. There were 17,824 preferred operating partnership units redeemed during the year ended December 31, 2008. There were no preferred operating partnership units converted or redeemed during the year ended December 31, 2007.

Contractual Obligations

Below is a summary of certain obligations that will require capital (in thousands) as of December 31, 2008:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including interest	$265,850	$38,602	$44,840	$69,290	$113,118
Land leases	7,052	176	358	359	6,159

Total contractual obligations	$272,902	$38,778	$45,198	$69,649	$119,277

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

Management monitors our interest rate risk closely. The table below presents the annual maturities, weighted average interest rates on outstanding debt at the end of each year and fair values required to evaluate the expected cash flows under debt and related agreements, and our sensitivity to interest rate changes at December 31, 2008. Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate Debt	$15,301	$5,040	$18,145	$32,999	$3,819	$73,586	$148,890	$152,305
Average Interest Rate	6.63%	6.49%	6.49%	6.57%	6.15%	6.25%	6.43%	—

Variable Rate Debt	$11,548	$300	$1,047	$17,381	$1,136	$22,503	$53,915	$53,915
Average Interest Rate	4.40%	4.38%	4.38%	4.31%	4.28%	4.28%	4.34%	—

As the table incorporates only those exposures that exist as of December 31, 2008, it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise after December 31, 2008.

Item 8.	Financial Statements and Supplementary Data

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Supplementary information required by this Item is presented in Item 6.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Supertel Hospitality, Inc.:

We have audited the accompanying consolidated balance sheets of Supertel Hospitality, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supertel Hospitality, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Supertel Hospitality, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska

March 16, 2009

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of
	December 31, 2008	December 31, 2007
ASSETS
Investments in hotel properties	$400,872	$376,240
Less accumulated depreciation	86,991	75,295

	313,881	300,945

Cash and cash equivalents	712	1,166
Accounts receivable	2,401	2,242
Prepaid expenses and other assets	2,903	4,725
Deferred financing costs, net	1,580	1,947

	$321,477	$311,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$13,697	$12,401
Long-term debt	202,806	196,840

	216,503	209,241

Minority interest in consolidated partnerships, redemption value $3,879 and $9,544	9,842	10,178
Redeemable preferred stock Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	—

SHAREHOLDERS’ EQUITY
Preferred stock, 40,000,000 shares authorized; Series A, 2,500,000 shares authorized, $.01 par value, 803,270 and 932,026 shares outstanding, liquidation preference of $8,033 and $9,320	8	9
Common stock, $.01 par value, 100,000,000 shares authorized; 20,924,677 and 20,696,126 shares outstanding	209	207
Additional paid-in capital	112,804	112,792
Distributions in excess of retained earnings	(25,551)	(21,402)

	87,470	91,606

	$321,477	$311,025

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2008	2007	2006
REVENUES
Room rentals and other hotel services	$121,927	$108,156	$73,680

EXPENSES
Hotel and property operations	88,815	76,302	51,279
Depreciation and amortization	14,645	11,825	8,285
General and administrative	3,696	3,864	2,842

	107,156	91,991	62,406

EARNINGS BEFORE NET LOSSES ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST, IMPAIRMENT LOSSES, MINORITY INTEREST AND INCOME TAX BENEFIT	14,771	16,165	11,274

Net losses on dispositions of assets	(2)	(15)	(3)
Other income	129	177	185
Interest	(13,541)	(12,575)	(7,932)
Impairment losses	(250)	—	—
Minority interest	(164)	(311)	(302)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	943	3,441	3,222

Income tax benefit	(866)	(321)	(148)

EARNINGS FROM CONTINUING OPERATIONS	1,809	3,762	3,370

EARNINGS FROM DISCONTINUED OPERATIONS
Income from discontinued operations net of income tax expense and minority interest	4,847	316	351

NET EARNINGS	6,656	4,078	3,721

Preferred stock dividend	(1,160)	(948)	(1,215)

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS	$5,496	$3,130	$2,506

NET EARNINGS PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations	$0.03	$0.14	$0.18
EPS from discontinued operations	$0.23	$0.01	$0.02

EPS Basic and Diluted	$0.26	$0.15	$0.20

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Years ended December 31, 2008, 2007 and 2006
	Preferred Stock	Preferred Stock Warrants	Common Stock	Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Total
Balance at December 31, 2005	$15	$53	$121	$65,621	$(12,359)	$53,451

Deferred compensation	—	—	—	69	—	69

Common dividends - $.405 per share	—	—	—	—	(4,888)	(4,888)

Common stock offering	—	—	70	43,629	—	43,699

Preferred dividends	—	—	—	—	(1,215)	(1,215)

Net earnings	—	—	—	—	3,721	3,721

Balance at December 31, 2006	$15	$53	$191	$109,319	$(14,741)	$94,837

Deferred compensation	—	—	—	54	—	54

Warrant Conversion	—	(53)	1	52	—	—

Option Conversion	—	—	—	17	—	17

Conversion of Preferred Stock	(6)	—	10	(4)	—	—

Common dividends - $.48 per share	—	—	—	—	(9,791)	(9,791)

Common stock offering	—	—	5	3,354	—	3,359

Preferred dividends	—	—	—	—	(948)	(948)

Net earnings	—	—	—	—	4,078	4,078

Balance at December 31, 2007	$9	$—	$207	$112,792	$(21,402)	$91,606

Deferred compensation	—	—	—	12	—	12

Dividend Reinvestment Plan	—	—	—	1	—	1

Conversion of Preferred Stock	(1)	—	2	(1)	—	—

Common dividends - .4625 per share	—	—	—	—	(9,645)	(9,645)

Preferred dividends	—	—	—	—	(1,160)	(1,160)

Net earnings	—	—	—	—	6,656	6,656

Balance at December 31, 2008	$8	$—	$209	$112,804	$(25,551)	$87,470

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6,656	$4,078	$3,721
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,979	12,204	8,668
Amortization of intangible assets and deferred financing costs	569	408	341
Net losses (gains) on dispositions of assets	(5,581)	17	3
Amortization of stock option expense	12	54	69
Provision for impairment loss	250	—	—
Imputed interest on notes payable	—	—	155
Minority interest	603	337	334
Changes in operating assets and liabilities:
(Increase) decrease in assets	1,720	(2,531)	(209)
Increase (decrease) in liabilities	1,397	2,073	476

Net cash provided by operating activities	20,605	16,640	13,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(11,227)	(10,885)	(5,623)
Acquisition and development of hotel properties	(22,903)	(93,280)	(44,015)
Proceeds from sale of hotel assets	11,572	12	5

Net cash used by investing activities	(22,558)	(104,153)	(49,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(199)	(816)	(89)
Principal payments on long-term debt	(19,565)	(8,812)	(11,910)
Proceeds from long-term debt	26,467	99,418	14,625
Redemption of operating partnership units	(178)	—	—
Stock option conversion	—	17	—
Distributions to minority partners	(846)	(495)	(351)
Preferred stock offering	7,662	—	—
Common stock offering	(72)	3,359	43,699
Dividends paid	(11,770)	(9,428)	(5,626)

Net cash provided by financing activities	1,499	83,243	40,348

Increase (decrease) in cash and cash equivalents	(454)	(4,270)	4,273

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,166	5,436	1,163

CASH AND CASH EQUIVALENTS, END OF YEAR	$712	$1,166	$5,436

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$13,379	$12,064	$7,664

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends declared	$10,805	$10,739	$6,103

Issuance of operating partnership units	$—	$6,925	$—

Assumed debt from Wachovia on BMI	$—	$11,356	$—

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies

Description of Business

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 113 properties with the exception of furniture, fixtures and equipment on 83 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in Supertel Limited Partnership and at December 31, 2008 owned approximately 94% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At December 31, 2008, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC.

As of December 31, 2008, the Company owned 123 limited service hotels and one office building. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels, Inc (“Royco Hotels”), and HLC Hotels, Inc. (“HLC”).

The hotel management agreement, as amended, between TRS Lessee and Royco Hotels, the manager of 108 of the Company’s hotels, provides for Royco Hotels to operate and manage the hotels through December 31, 2011, with extension to December 31, 2016 upon achievement of average annual net operating income of at least 10% of the Company’s investment in the hotels. Under the agreement, Royco Hotels receives a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increase above thresholds that range from up to $75 million to over $100 million, and, an annual incentive fee of 10% of up to the first $1 million of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1 million.

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

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Partnerships and the TRS Lessee. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates, Risks and Uncertainties

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

Because of the adverse conditions that exist in the real estate markets, as well as the credit and financial markets, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change. Specifically as it relates to the Company’s business, the current economic recession is expected to reduce the demand for hotel services and result in a decline in occupancy and room rentals and other hotel service revenues.

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

Deferred Financing Cost

Direct costs incurred in financing transactions are capitalized as deferred costs and amortized to interest expense over the term of the related loan using the effective interest method.

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

December 31, 2008, 2007 and 2006

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

Gains on sales of real estate are recognized in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate”, as amended, which we refer to as SFAS 66. The specific timing of the sale is measured against various criteria in SFAS 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent we sell a property and retain a partial ownership interest in the property, we recognize gain to the extent of the third party ownership interest in accordance with SFAS 66.

Cash and Cash Equivalents

Cash and cash equivalents include cash and various highly liquid investments with original maturities of three months or less when acquired, and are carried at cost which approximates fair value.

Revenue Recognition

Revenues from the operations of the hotel properties are recognized when earned. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of operations.

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

December 31, 2008, 2007 and 2006

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

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries (“TRS”) and may continue to qualify as a REIT provided that the TRS enters into management agreements with an “eligible independent contractor” that will manage the hotels leased by the TRS. The Company formed the TRS Lessee and, effective January 1, 2002, the TRS Lessee leased all of the hotel properties. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee has incurred operating losses for financial reporting and Federal income tax purposes for 2008, 2007 and 2006.

In October 1999, the Company and the old Supertel Hospitality, Inc., merged and the Company was the surviving entity. In 2005, the Company changed its name to Supertel Hospitality, Inc. In connection with its election to be taxed as a REIT, the Company has elected to be subject to the “built-in gain” rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on assets acquired in a 1999 merger with the old Supertel are recognized in taxable dispositions of such assets in the subsequent ten-year period. This ten-year period expires October 2009. The Company had no built-in gains taxes in 2008, 2007 and 2006.

On January 1, 2007, we adopted Financial Accounting Standard Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which requires that all tax positions subject to uncertainty be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2008	2007	2006
Basic Earnings per Share Calculation:

Numerator:
Net income available to common shareholders:
Continuing operations	$649	$2,814	$2,155
Discontinued operations	4,847	316	351

Net income available to common shareholders - total	$5,496	$3,130	$2,506

Denominator:
Weighted average number of common shares - basic	20,840	20,197	12,261

Basic Earnings per share:
Continuing Operations	$0.03	$0.14	$0.18
Discontinued Operations	0.23	0.01	0.02

Total	$0.26	$0.15	$0.20

	For the year ended December 31,
	2008	2007	2006
Diluted Earnings per Share Calculation:

Numerator:
Net income available to common shareholders:
Continuing operations	$649	$2,814	$2,155
Discontinued operations	4,847	316	351

Net income available to common shareholders - total	$5,496	$3,130	$2,506

Denominator:
Weighted average number of common shares - basic	20,840	20,197	12,261
Effect of dilutive securities:
Common stock options	—	20	11

Weighted average number of common shares - diluted	20,840	20,217	12,272

Diluted Earnings per share:
Continuing Operations	$0.03	$0.14	$0.18
Discontinued Operations	0.23	0.01	0.02

Total	$0.26	$0.15	$0.20

Preferred and Common Limited Partnership Units in SLP

At December 31, 2008, 2007, and 2006 there were 1,235,806, 1,235,806 and 372,195, respectively of SLP common operating units outstanding. These units (which are convertible on a one-to-one basis to common shares) have been excluded from the diluted earnings per share calculation as there would be no effect since their proportional share of income would be added back to income. In addition, the 177,786, 195,610 and 195,610, respectively shares of SLP preferred operating units are antidilutive.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Preferred Stock of SHI

At December 31, 2008, 2007 and 2006, there were 803,270, 932,026 and 1,515,258 shares, respectively, of Series A Preferred Stock. The preferred stock warrants outstanding as of December 31, 2006 were 126,311. During the year 2007, all warrants were fully exercised. During 2008, 2007 and 2006 there were 128,756, 606,465 and 6,000 shares, respectively, of Series A Preferred Stock converted to 227,896, 1,073,430 and 10,620 shares, respectively, of common stock. The shares of Series A Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, are antidilutive for the year ended December 31, 2008, 2007 and 2006, for the earnings per share computation. The exercise price of the preferred stock warrants exceeded the market price of the common stock, and therefore these shares were excluded from the computation of diluted earnings per share. The conversion rights of the Series A Preferred Stock were cancelled as of February 20, 2009. See additional information regarding preferred stock and warrants in Note 9.

At December 31, 2008, there were 332,500 shares of Series B Cumulative Preferred Stock outstanding. The Series B Cumulative Preferred Stock is not convertible into common stock, therefore, there is no dilutive effect on earnings per share.

Stock Options

The potential common shares represented by outstanding stock options for the year ended December 31, 2008, 2007 and 2006 totaled 192,143, 162,143 and 100,000, respectively, of which 191,777, 142,722 and 89,054 shares, respectively, are assumed to be purchased with proceeds from the exercise of stock options resulting in 366, 19,421 and 10,946 shares, respectively, that are dilutive.

Stock-Based Compensation

Upon initial issuance of stock options on May 25, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

Minority Interest

Minority interest in SLP represents the limited partners’ proportionate share of the equity in the operating partnership. During 2008, 17,824 units of limited partnership interest were redeemed by unit holders. No limited partnership units were redeemed in 2007 and 2006. At December 31, 2008, the aggregate partnership interest held by the limited partners in SLP was approximately 6%. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. The limited partner’s common operating units were increased by 863,611 in 2007. See additional information regarding SLP units in Note 9.

Concentration of Credit Risk

The Company maintained a major portion of its deposits with Great Western Bank, a Nebraska Corporation at December 31, 2008, 2007 and 2006. The balance on deposit at Great Western Bank exceeded the federal deposit insurance limit; however, management believes that no significant credit risk exists with respect to the uninsured portion of this cash balance.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Note 2. Acquisitions and Development

On January 2, 2008 the Company acquired seven hotels in Kentucky, two hotels in Sioux Falls, SD and a hotel in Green Bay, WI. The combined purchase price of $22 million was funded by term loans of $15.6 million and $6.4 million from our existing credit facilities. The franchise brands consisted of Comfort Inn (2), Comfort Suites (1), Days Inn (4), Quality Inn (1), Sleep Inn (1) and Super 8 (1).

Note 3. Investments in Hotel Properties

Investments in hotel properties consisted of the following at December 31:

	2008	2007
Land	$52,445	$48,874
Acquired below market lease intangibles	2,057	2,057
Buildings and improvements	289,088	272,683
Furniture and equipment	56,601	49,894
Construction-in-progress	681	2,732

	400,872	376,240
Less accumulated depreciation	(86,991)	(75,295)

	$313,881	$300,945

Note 4. Net Gains (Losses) on Sales of Properties, Impairment Losses and Discontinued Operations

In accordance with SFAS 144, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations. Gains, losses and impairment losses for both continuing and discontinued operations are summarized as follows:

	2008	2007	2006
Continuing Operations
Sales of properties	$—	$—	$—
Impairment losses	(250)	—	—
Loss on sale of assets	(2)	(15)	(3)

	(252)	(15)	(3)

Discontinued Operations
Sales of properties	5,583	—	—
Loss on sale of assets	—	(2)	—

	5,583	(2)	—

Total	$5,331	$(17)	$(3)

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

In 2007 and 2006 the Company did not sell any hotels. In 2008 the Company entered into two contracts to sell two hotels and in the fourth quarter of 2008 these hotels met the criteria for held for sale and in accordance with our policy the assets were classified as held for sale and depreciation was suspended. Both hotels were sold in December of 2008 resulting in gains of $5,583. In 2008, 2007, and 2006, the Company recognized net gains (losses) on the disposition of assets of approximately $5,331, $(17) and $(3), respectively.

In 2007 and 2006 no impairment charges were recorded. However subsequent to December 31, 2008, due to new competition and changes in the market place the Company determined the carrying amounts of two hotels were not recoverable from future operating cash flows and estimated sale proceeds. Accordingly, the Company recognized an impairment loss of $250 for these two hotels during the fourth quarter of 2008. The two properties are currently being marketed for sale, but did not meet the criteria for classification of held for sale at December 31, 2008; however, subsequent to December 31, 2008 the hotels did meet the criteria and will be reclassified from investment in hotels to held for sale in the first quarter of 2009.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company allocated $307, $333 and $323 to discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively.

The operating results of hotel properties included in discontinued operations are summarized as follows:

	2008	2007	2006
Revenues	$3,058	$3,475	$3,454
Hotel and property operations expenses	(2,150)	(2,395)	(2,312)
Interest expense	(307)	(333)	(323)
Depreciation and amortization expense	(337)	(386)	(395)
Net gain (loss) on dispositions of assets	5,583	(2)	—
Minority interest	(439)	(26)	(32)
Income tax expense	(561)	(17)	(41)

	$4,847	$316	$351

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Note 5. Long-Term Debt

Long-term debt consisted of the following notes and mortgages payable at December 31:

	2008	2007
Mortgage loan payable to Regions Bank, N.A., evidenced by a promissory note dated August 5, 1998, in the amount of $3 million. The note bore interest during a five-year period beginning August 2003 at 4.875% per annum and thereafter during the remaining term at a rate equal to 250 basis points over the index rate as defined in the promissory note. Monthly principal and interest payments were payable through maturity on August 5, 2018, at which point the remaining principal and accrued interest would have been due. This note was paid off December 23, 2008 with proceeds from the sale of the Hampton Inn in Tampa, Florida.	—	$2,053

Mortgage loan payable to Susquehanna Bank, evidenced by a promissory note dated February 8, 1999, in the amount of approximately $5 million. The note bears interest at 7.75% per annum. Monthly principal and interest payments are payable through maturity on July 1, 2009, at which point the remaining principal and accrued interest are due. This is an extension of the original maturity date of March 1, 2009.	$1,356	$4,281

Mortgage loan payable to Greenwich Capital Financial Products, Inc. (“Greenwich”), evidenced by a promissory note dated November 26, 2002, in the amount of $40 million. The note bears interest at 7.50% per annum. Monthly principal and interest payments are payable through maturity on December 1, 2012, at which point the remaining principal and accrued interest are due.	$33,769	$35,009

Mortgage loan payable to First National Bank of Omaha evidenced by a promissory note in the amount of $15 million dated October 20, 1999. The note bears interest at 8.40% per annum. Monthly principal and interest payments are payable through maturity on November 1, 2009, at which point the remaining principal and accrued interest are due.	$9,234	$9,975

Mortgage loans payable to First Citizens National Bank evidenced by promissory notes totaling approximately $1 million. The loan obligations were assumed on October 19, 2000 in conjunction with the acquisition of hotel assets. The sole remaining note bears interest at 6% per annum and adjusts annually each November 1st. This rate is based on the then current 5 year CMT (Constant Maturity Treasury) plus a margin of 250 basis points. Principal and interest payments are due in monthly installments, with the note maturing on July 20, 2012.	$307	$362

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Mortgage loans payable to Small Business Administration evidenced by promissory notes in the aggregate amounts of approximately $0.9 million. The loan obligations were assumed on October 23, 2000, October 19, 2000 and October 20, 2000, respectively, in conjunction with the acquisition of hotel assets. The notes bear interest at 8.12%, 8.95%, and 6.71% per annum, respectively. Principal and interest payments are due in monthly installments to January 1, 2017, December 11, 2011 and May 1, 2013, respectively. Two notes were paid off with the remaining maturity being May 1, 2013.	$110	$131

Loan payable to Village Bank formerly known as Southern Community Bank & Trust evidenced by a promissory note in the amount of $2.7 million dated November 1, 2004. The note bears interest at an interest rate of 7.57%, effective November 1, 2007. This is based on the three year Treasury Rate plus 3.75% and adjusted every 36 months over the remaining life of the loan. The loan will have a floor of 6.50% and a ceiling of 11.00%. Principal and interest payments are due in monthly installments to November 1, 2024.	$2,383	$2,455

Revolving credit facility from Great Western Bank evidenced by a promissory note dated December 3, 2008. The revolving line of credit has a limit of $20 million with interest payable monthly at the greater of the prime rate and 4.5%. The principal balance of the loan is due and payable on February 22, 2012.	$16,174	$26,003

Mortgage loan payable to Great Western Bank, evidenced by a promissory note dated December 3, 2008, in the amount of $14 million. The note bears interest at 5.5% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on December 5, 2011.	$14,000	—

Loan payable to Great Western Bank, evidenced by a promissory note dated December 3, 2008, in the amount of $2 million. The note bears interest at the greater of the prime rate plus 50 basis points or 5%. The principal balance and accrued interest are payable sixty days after the date of borrowing. On February 4, 2009, the note was amended to increase the principal to $3.2 million, increase the interest rate to 7.0% and extend the maturity to May 3, 2009.	$2,000	—

Revolving credit facility from Wells Fargo for up to $12 million evidenced by a promissory note dated September 28, 2007, consummated October 1, 2007 with a maturity of September 28, 2009. The company exercised the option to fix the interest rate at l.75% over the one, three, six or twelve month LIBOR. The balance as of December 31, 2008 is as follows: $3.8 million, $2.8 million, and $3.0 million with rates in effect as of December 31, 2008 of 4.375% (reset June 1, 2009), 4.313% (reset June 3, 2009), and 4.875% (reset April 20, 2009), respectively.	$9,489	$7,199

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Mortgage loan payable to Citigroup Global Markets Realty Corp., evidenced by a promissory note dated November 7, 2005, in the amount of $14.8 million. The note bears interest at 5.97% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on November 11, 2015.	$14,001	$14,285

Mortgage loan payable to GE Capital Franchise Finance Corporation (“GECC”), evidenced by a promissory note dated December 31, 2007, in the amount of $7.9 million. The note bears interest at three-month LIBOR plus 2.00% (reset monthly). The rate as of December 31, 2008 was 4.22%. Monthly interest payments thru February 1, 2010 and commencing on March 1, 2010 until and including February 1, 2011, consecutive monthly installments of interest and principal equal to one-twelfth of one percent (1%) of the loan amount. The principal balance of the loan is due and payable on February 1, 2018.	$7,875	$7,875

Revolving credit facility from BankFirst evidenced by a promissory note dated May 1, 2006 in the amount of $3 million with a maturity of May 1, 2007. This note was renewed with a maturity date of April 27, 2009. The variable interest rate is 0.25 below the New York Prime Rate, with a floor of 4.50%. The Company terminated the facility on January 2009.	—	$3,000

Mortgage loan payable to GECC, evidenced by a promissory note dated August 18, 2006, in the amount of $17.9 million. The note bears interest at three-month LIBOR plus 1.70% (reset monthly) and is convertible to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. Interest only payments were due until the Company exercised the conversion provision on May 1, 2008. Thereafter, monthly installments of principal and interest are due until September 1, 2016 when the remaining principal balance is due. The rate as of December 31, 2008 was 5.67%.	$17,527	$17,850

Mortgage loan payable to GECC, evidenced by a promissory note dated January 5, 2007, in the amount of $15.6 million. The note bears interest at three-month LIBOR plus 1.70% (reset monthly) and is convertible to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. Interest only payments were due until the Company exercised the conversion provision on May 1, 2008. Thereafter, monthly installments of principal and interest are due until February 1, 2017 when the remaining principal balance is due. The rate as of December 31, 2008 was 5.67%.	$15,328	$15,600

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Mortgage loan payable to GECC, evidenced by a promissory note dated February 6, 2007, in the amount of $3.4 million. The note bears interest at three-month LIBOR plus 1.70% (reset monthly) and is convertible to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. Interest only payments were due until the Company exercised the conversion provision on May 1, 2008. Thereafter, monthly installments of principal and interest are due until March 1, 2017 when the remaining principal balance is due. The rate as of December 31, 2008 was 5.67%.	$3,385	$3,445

Mortgage loan payable to GECC, evidenced by a promissory note dated May 16, 2007, in the amount of $27.8 million. The note bears interest at three-month LIBOR plus 1.70% (reset monthly) and is convertible to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. Interest only payments were due until the Company exercised the conversion provision on May 1, 2008. Thereafter, monthly installments of principal and interest are due until June 1, 2017 when the remaining principal balance is due. The rate as of December 31, 2008 was 6.19%	$27,311	$27,755

Mortgage loan payable to GECC, evidenced by a promissory note (Bridge Loan) dated May 16, 2007, in the amount of $8.5 million, maturing December 1, 2007. The note bore interest at three-month LIBOR plus 5.00% (reset monthly). The parties entered in a loan modification agreement dated as of December 1, 2007 pursuant to which the maturity date was extended to January 1, 2008. A second loan modification agreement was entered into January 1, 2008, which extended the maturity date to June 1, 2008. The variable rate margin was increased from 500 basis points to 550 basis points for the period from January 1, 2008 through March 31, 2008 and to 750 basis points for the period from April 1, 2008 through June 1, 2008. The rate as of December 31, 2007 was 10.13%. This loan was paid in full on June 3, 2008 with proceeds from a Preferred Stock offering.	—	$8,540

Mortgage loan payable to Wachovia Bank, evidenced by a promissory note dated February 4, 1998 with an original principal amount of $2.5 million, assumed as of April 4, 2007 with a remaining principal amount of $2.0 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$1,804	$1,896

Mortgage loan payable to Wachovia Bank, evidenced by a promissory note dated February 4, 1998 with an original principal amount of $2.8 million, assumed as of April 4, 2007 with a remaining principal amount of $2.2 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$1,984	$2,085

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Mortgage loan payable to Wachovia Bank, evidenced by a promissory note dated February 4, 1998 with an original principal amount of $4.2 million, assumed as of April 4, 2007 with a remaining principal amount of $3.3 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$3,017	$3,171

Mortgage loan payable to Wachovia Bank, evidenced by a promissory note dated February 4, 1998 with an original principal amount of $5.1 million, assumed as of April 4, 2007 with a remaining principal amount of $4.0 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$3,682	$3,870

Mortgage Loan payable to General Electric Capital Corporation evidenced by a promissory note in the amount of $6.8 million, dated January 2, 2008. The interest rate is based on the 90-day London Interbank Offered Rate plus a margin of 200 basis points. The rate as of December 31, 2008 was 4.22%. Monthly interest payments are due through February 1, 2010. Interest and principal payments (equal to one-twelfth of one percent of the loan amount) are then due in monthly installments in the third year of the loan. The payment of principal and interest then in effect will be due monthly until the maturity of the note on February 1, 2018.	$6,765	—

Mortgage Loan payable to General Electric Capital Corporation evidenced by a promissory note in the amount of $3.4 million, dated January 2, 2008. The interest rate is based on the 90-day London Interbank Offered Rate plus a margin of 200 basis points. The rate as of December 31, 2008 was 4.22%. Monthly interest payments are due through February 1, 2010. Interest and principal payments (equal to one-twelfth of one percent of the loan amount) are then due in monthly installments in the third year of the loan. The payment of principal and interest then in effect will be due monthly until the maturity of the note on February 1, 2018.	$3,380	—

Mortgage Loan payable to General Electric Capital Corporation evidenced by a promissory note in the amount of $1.1 million, dated January 2, 2008. The interest rate is based on the 90-day London Interbank Offered Rate plus a margin of 200 basis points. The rate as of December 31, 2008 was 4.22%. Monthly interest payments are due through February 1, 2010. Interest and principal payments (equal to one-twelfth of one percent of the loan amount) are then due in monthly installments in the third year of the loan. The payment of principal and interest then in effect will be due monthly until the maturity of the note on February 1, 2018.	$1,100	—

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Mortgage Loan payable to General Electric Capital Corporation evidenced by a promissory note in the amount of $4.4 million, dated January 2, 2008. The interest rate is based on the 90-day London Interbank Offered Rate plus a margin of 200 basis points. The rate as of December 31, 2008 was 4.22%. Monthly interest payments are due through February 1, 2010. Interest and principal payments (equal to one-twelfth of one percent of the loan amount) are then due in monthly installments in the third year of the loan. The payment of principal and interest then in effect will be due monthly until the maturity of the note on February 1, 2018.	$4,355	—

Mortgage Loan payable to General Electric Capital Corporation evidenced by a promissory note in the amount of $2.5 million, dated January 31, 2008. The interest rate is based on the 90-day London Interbank Offered Rate plus a margin of 256 basis points. The rate as of December 31, 2008 was 4.78%. Monthly interest payments are due through February 1, 2010. Interest and principal payments (equal to one-twelfth of one percent of the loan amount) are then due in monthly installments in the third year of the loan. The payment of principal and interest then in effect will be due monthly until the maturity of the note on February 1, 2018.	$2,470	—

	$202,806	$196,840

The long-term debt is secured by 121 and 111 of the Company’s hotel properties, for the years ended 2008 and 2007, respectively. The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service coverage and loan-to-value ratios and net worth, and place certain restrictions on distributions. We are required to comply with certain financial covenants for some of our lenders. As of December 31, 2008, we either were in compliance with the financial covenants or obtained waivers for non-compliance (as discussed below). As a result, we believe that we are not in default of any of our loans.

Our credit facilities with Great Western Bank require that we not pay dividends in excess of 75% of our funds from operations (FFO) per year. Our dividends paid in 2008 were 75.72% of our FFO. We received a waiver for non-compliance with this covenant.

Our revolving credit facility with Wells Fargo Bank and mortgage loan with FNBO require us to maintain a consolidated loan to value ratio that does not exceed 60%, which is tested quarterly. As of December 31, 2008, we had a consolidated loan to value ratio equal to 60.37%. We received from Wells Fargo a waiver for non-compliance with this covenant. In connection with the waiver, the revolving credit facility was amended on March 16, 2009 to: require maintenance of a loan to value ratio that does not exceed 65% through the term of the loan on September 28, 2009; convert the revolving credit facility to a term loan; require that the Days Inn hotel located in Bossier City, Louisiana be added to the collateral portfolio; and increase the interest rate 1.75% (subject to a 5.0% floor rate). We also received from FNBO a waiver for non-compliance with this covenant and modification of the covenant to 65% through the term of the loan on November 1, 2009. FNBO also agreed that the loan to value ratio will be determined using a capitalization rate of 10% for valuing the hotels.

Effective May 1, 2008, the Company converted the variable interest rate on $64.6 million of the long-term debt to an average annual fixed rate equal to 5.9% for the remaining term of 8.8 years. The debt consists of four mortgage loans payable to General Electric Capital Corporation. Our mortgage loans with General Electric Capital Corporation require us to maintain a fixed charge coverage ratio (FCCR) with respect to the collateral portfolio of hotels secured by the loans that equals or exceeds 1.3:1 before dividends and 1.0:1 after dividends, which is tested annually. As of December 31, 2008, our FCCRs were 1.14:1 and 0.87:1, respectively. We received a waiver for non-compliance with these covenants to the extent breached. In connection with the waiver, the loans were amended on March 16, 2009 to: require maintenance of a before dividend FCCR covenant of 1.1:1 and after dividend FCCR covenant of 0.8:1, as of December 31, 2008; eliminate the FCCR covenant in 2009; and require maintenance of a before dividend FCCR (based on a rolling twelve month period) of 1.0:1 in the first and second quarters of 2010, 1.1:1 in the third and fourth quarters of 2010, 1.2:1 in the first and second quarters of 2011 and 1.3:1 each quarter thereafter for the term of the loans and after dividend FCCR (based on a rolling twelve month period) of 1.0:1 in each quarter of 2010 and each quarter thereafter for the term of the loans. The amendment also requires us to maintain minimum adjusted EBITDA levels with respect to the collateral portfolio of hotels secured by the loans of $6.25 million in the first and second quarters of 2009, $6.5 million in the third quarter of 2009 and $7.0 million in the fourth quarter of 2009 and a consolidated debt service coverage ratio (based on a rolling twelve month period) that equals or exceeds 1.4:1 in each quarter of 2009 and 1.5:1 each quarter thereafter for the term of the loans. In addition, the amendment provides for Supertel Hospitality, Inc. and Supertel Hospitality REIT Trust to guarantee the loans and the interest rate of the loans to be increased by 1.0%. If the before dividend FCCR covenant equals or exceeds 1.3:1 for two consecutive quarters the 1% increase in the interest rate of the loans will be eliminated.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank credit facility contains a cross-default provision which would allow Great Western Bank to declare a default and accelerate our indebtedness to them if we default on certain other loans, and such default would permit that lender to accelerate its indebtedness. We are not in default of any of our loans.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Aggregate annual principal payments for the next five years and thereafter are as follows:

2009	$26,849
2010	5,340
2011	19,192
2012	50,380
2013	4,956
Thereafter	96,089

$202,806

The Company’s operating performance, as well as its liquidity position, has been and continues to be negatively affected by recent economic conditions, many of which are beyond our control. The Company does not believe it is likely that these adverse economic conditions, and their effect on the hospitality industry, will improve significantly in the near term.

The Company is required to meet various financial covenants required by its existing lenders. In addition, approximately $22.1 million of the Company’s debt is scheduled to mature in 2009. If the Company’s future financial performance fails to meet these financial covenants or the Company is unable to repay or refinance its debt as it becomes due, then its lenders have the ability to take control of its encumbered hotel assets. If this were to happen, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to the meet the Company’s liquidity requirements.

The Company’s management has prepared several contingency plans for its liquidity requirements which include ongoing operations at reduced revenue levels from that of 2008 coupled with the sale of several of its hotels in 2009. The Company sold two hotels in the fourth quarter of 2008, the proceeds of which were used to reduce debt. We believe the two transactions demonstrated that there is a market for our type of hotels. We have received numerous inquiries regarding some of our other hotels and we anticipate additional sales will occur when it makes economic sense to do so or conditions so dictate. The Company has an unused term loan facility for up to $10 million that is available from Great Western Bank (subject to the $3.2 million loan being repaid) until May 10, 2009 to refinance other indebtedness secured by hotels. The Company intends to utilize this facility and refinance existing debt prior to its maturity in 2009. The Company reduced its quarterly common stock dividend from a previous rate of .1275 per share to .08 per share last paid on February 2, 2009. The declaration of common stock dividends is made by the Board of Directors on a quarterly basis and future dividends may be further reduced or suspended. The Company intends to continue to meet its dividend requirements to retain its REIT status. The Company believes it has the ability to repay its indebtedness when due from operations, sales of hotels and refinancings while at the same time continue to be a substantial owner of limited service and economy hotels. If the economic environment does not improve in 2009, the Company’s plans and actions may not be sufficient and could lead to possibly failing financial debt covenant requirements.

At December 31, 2008 and 2007, the estimated fair values of long-term debt were approximately $206.2 million and $198.3 million, respectively. The fair values were estimated by discounting future cash payments to be made at rates that approximate rates currently offered for loans with similar maturities.

Note 6. Income Taxes

The RMA was included in the Tax Relief Extension Act of 1999, which was enacted into law on December 17, 1999. The RMA includes numerous amendments to the provisions governing the qualification and taxation of REITs, and these amendments were effective January 1, 2001. One of the principal provisions included in the Act provides for the creation of TRS. TRS’s are corporations that are permitted to engage in nonqualifying REIT activities. A REIT is permitted to own up to 100% of the voting stock in a TRS. Previously, a REIT could not own more than 10% of the voting stock of a corporation conducting nonqualifying activities. Relying on this legislation, in November 2001, the Company formed the TRS Lessee.

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

At December 31, 2008, the income tax bases of the Company’s assets and liabilities excluding those of TRS were approximately $298,010 and $204,864, respectively; December 31, 2007 were approximately $284,492 and $193,099, respectively.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Note 6. Income Taxes – continued

The TRS net operating loss carryforward from December 31, 2008 as determined for Federal income tax purposes was approximately $3.0 million. The availability of such loss carryforward will begin to expire in 2023.

Income tax benefit for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008			2007			2006
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current	$—	$—	$—	$—	$—	$—	$—	$—	$—
Deferred	(261)	(44)	(305)	(251)	(53)	(304)	(88)	(19)	(107)

Total benefit	$(261)	$(44)	$(305)	$(251)	$(53)	$(304)	$(88)	$(19)	$(107)

The actual income tax benefit of the TRS for the years ended December 31, 2008, 2007 and 2006 differs from the “expected” income tax benefit (computed by applying the appropriate U.S. Federal income tax rate of 34% to earnings before income taxes) as a result of the following:

	2008	2007	2006
Computed “expected” income tax (benefit)	$(251)	$(258)	$(72)
State income taxes, net Federal income tax (benefit)	(29)	(36)	(13)
Other	(25)	(10)	(22)

	$(305)	$(304)	$(107)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and the deferred tax liability at December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Deferred Tax Assets:
Expenses accrued for consolidated financial statement purposes, nondeductible for tax return purposes	$273	$241	$144

Net operating losses carried forward for federal income tax purposes	1,289	1,083	593

Total deferred tax assets	1,562	1,324	737

Deferred Liabilities:
Tax depreciation in excess of book depreciation	1,260	1,327	1,044

Total deferred tax liabilities	1,260	1,327	1,044

Net deferred tax assets (liabilities)	$302	$(3)	$(307)

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Note 6. Income Taxes – continued

The TRS has estimated its income tax benefit using a combined federal and state rate of 39%. As of the year ended 2008, 2007 and 2006 the TRS had a deferred tax asset of $1.6 million, $1.3 million and $0.7 million, respectively, primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2023. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent year cannot be reasonably estimated.

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. There is no valuation allowance at December 31, 2008, 2007 or 2006.

On January 1, 2007, we adopted Financial Accounting Standard Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which requires that all tax positions subject to uncertainty be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position.

Dividends Paid

Dividends paid were $0.51 during the year ended December 31, 2008; of which $0.206 represented ordinary income, $0.093 represented capital gain distribution and $0.211 represented a nondividend distribution to shareholders. Dividends paid were $.4625 per share during the year ended December 31, 2007; of which $0.197 represented ordinary income and $.266 represented nondividend distribution to shareholders. Dividends paid were $.365 per share during the year ended December 31, 2006; of which $0.219 represented ordinary income and $.146 represented nondividend distribution to shareholders.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Note 7. Commitments and Contingencies and Other Related Party Transactions

The hotel management agreement with Royco Hotels, the manager of 108 of the Company’s hotels, was amended effective January 1, 2007. The amendment, among other things, provides for: (a) the amendment of the base management fee calculation so that the base management fee is reduced as a percentage of gross hotel revenue (ranging from 4.25% to 3.0%) as revenues increase above certain thresholds; (b) the automatic extension of the term of the management agreement for five years (unless Royco Hotels elects otherwise) in the event of a specified return on SHI’s hotel investment for the four years ended December 31, 2010; (c) an increase in the termination fee payable to Royco Hotels under certain circumstances equal to the greater of (i) $3.6 million less an amount equal to $.1 million multiplied by the number of months after December 31, 2006 preceding the month of termination or (ii) 50% of the base management fee paid to Royco Hotels during the twelve months prior to notice of termination; and (d) the base compensation of Royco Hotels district managers to be included in the operating expenses paid by TRS Lessee.

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

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Note 7. Commitments and Contingencies and Other Related Party Transactions – continued

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

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Note 7. Commitments and Contingencies and Other Related Party Transactions – continued

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

HLC Management Agreement

The hotel management agreement with HLC, as amended July 15, 2008, provides for HLC to operate and manage fifteen of the Masters Inn hotels through December 31, 2011. The agreement provides for HLC to receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

Other

In November 2004, the Company obtained a $2.7 million loan from Village Bank, formerly known as Southern Community Bank & Trust. George R. Whittemore, Director of the Company, is a member of the Board of Directors of Village Bank. Further information about the loan from Village Bank is presented in Note 5.

The Company assumed land lease agreements in conjunction with purchases of five hotels. One lease requires monthly payments of the greater of $2 or 5% of room revenue through November 2091. A second lease requires monthly payments of $1 through 2017 with approximately $1 annual increase beginning January 1, 2018, with additional increases in 2033, 2043, 2053 and 2063. A third lease requires annual payments of $50, with increases in 2009 and 2014 with additional options. A fourth lease requires annual payments of $48, with additional increases in 2009, 2014 and 2019 with additional options. A fifth lease requires annual payments of $34, with approximately $3 increases every five years throughout twelve renewal periods. Land lease expense totaled approximately $265, $186, and $90 in 2008, 2007 and 2006, respectively, and is included in property operating expense.

As of December 31, 2008, the future minimum lease payments applicable to non-cancelable operating leases are as follows:

2009	176
2010	179
2011	179
2012	180
2013	179
Thereafter	6,159

$7,052

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

The Company as of December 31, 2008 has agreements with six restaurants and two cell tower operators for leased space at our hotel locations. The restaurant leases have maturity dates ranging from 2011 to 2028 and the cell tower leases have maturity dates ranging from 2010 to 2011. Several of the restaurant leases have escalation clauses. Three of the escalations are based on percentages of gross sales and one is based on increases in the Consumer Price Index for all Urban Consumers. The restaurant and cell tower lease income totaled approximately $383, $224 and $68 in 2008, 2007 and 2006, respectively, and is included in room rentals and other hotel services.

As of December 31, 2008, the future minimum lease receipts from the non-cancellable restaurants and cell tower leases are as follows:

2009	209
2010	204
2011	189
2012	151
2013	77
Thereafter	1,030

$1,860

Note 8. Redeemable Preferred Stock

On June 3, 2008 the Company offered and sold 332,500 shares of 10.0% Series B Cumulative Preferred Stock. The shares were sold for $25.00 per share and bear a liquidation preference of $25.00 per share. Underwriting and other costs of the offering totaled approximately $0.6 million to the Company. The net proceeds plus additional cash were used by the Company to pay an $8.5 million bridge loan with General Electric Capital Corporation. At December 31, 2008, 332,500 shares of 10.0% Series B preferred stock remained outstanding.

Dividends on the Series B preferred stock are cumulative and are payable quarterly in arrears on each March 31, June 30, September 30 and December 31, or, if not a business day, the next succeeding business day, at the annual rate of 10.0% of the $25.00 liquidation preference per share, equivalent to a fixed annual amount of $2.50 per share. Dividends on the Series B preferred stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared and whether or not such dividends are prohibited by agreement. Accrued but unpaid dividends on the Series B preferred stock will not bear interest.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

The Series B preferred stock will, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, rank senior to the Company’s common stock, senior to all classes or series of preferred stock issued by the Company and ranking junior to the Series B preferred stock with respect to dividend rights or rights upon the Company’s liquidation, dissolution or winding up, on a parity with the Company’s Series A preferred stock and with all classes or series of preferred stock issued by the Company and ranking on a parity with the Series B preferred stock with respect to dividend rights or rights upon the Company’s liquidation, dissolution or winding up and junior to all of the Company’s existing and future indebtedness.

The Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares, unless it has also paid (or set aside for payment) the full cumulative distributions on the preferred shares for the current and all past dividend periods. The Series B preferred stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

The Series B preferred stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock). The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At December 31, 2008, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Note 9. Common and Preferred Stock and Operating Partnership Units

The Company’s common stock is duly authorized, full paid and non-assessable. At December 31, 2008 and 2007, members of the Board of Directors and executive officers owned approximately 16% and 15%, respectively, of the Company’s outstanding common stock.

At December 31, 2008, 1,235,806 of SLP’s common operating partnership units (“Common OP Units”) and 177,786 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The combined redemption value for the Common OP Units and Preferred OP Units are $3,879 and $9,544 for 2008 and 2007, respectively. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Common OP Units or Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. When a limited partner tenders Common OP Units to SLP for redemption, the Company can, in its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. The Preferred OP Units are convertible by the holders into Common OP Units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. During 2008 and 2007, no Common OP Units were redeemed for common shares of SHI. There were 17,824 Preferred OP Units redeemed for cash in December 2008, and no Preferred OP Units were redeemed for cash or converted to common units during 2007. The Company has agreed to allow the redemption of the 109,615 Preferred OP Units at any time, subject to a 60-day notification period.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

On December 30, 2005 the Company offered and sold 1,521,258 shares of 8% Series A preferred stock. The shares were sold for $10.00 per share and bear a liquidation preference of $10.00 per share. Underwriting and other costs of the offering totaled $1.2 million. The proceeds were used to reduce borrowings under the Company’s revolving credit facility with Great Western Bank. At December 31, 2008, 2007 and 2006, 803,270, 932,026 and 1,515,258 shares respectively, of Series A preferred stock remained outstanding.

Dividends on the Series A preferred stock are cumulative and are payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. Dividends on the Series A preferred stock accrue regardless of whether or not the Company has earnings, whether there are funds legally available for the payment of such dividends and whether or not such dividends are declared. Unpaid dividends will accumulate and bear additional dividends at 8%, compounded monthly.

The Series A preferred stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, ranks senior to all classes or series of the Company’s common stock, senior or on parity with all other classes or series of preferred stock and junior to all of the Company’s existing and future indebtedness. Upon liquidation all Series A preferred stock will be entitled to $10.00 per share plus accrued but unpaid dividends. The Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares unless it has also paid (or set aside for payment) the full cumulative distributions on the preferred shares for the current and all past dividend periods. The outstanding preferred shares do not have any maturity date, and are not subject to mandatory redemption.

Each share of Series A preferred stock was convertible in whole or in part, at any time at the option of the holders thereof, into common stock at a conversion price of $5.66 per share of common stock (equivalent to a conversion rate of 1.77 shares of common stock for each share of Series A convertible preferred stock) subject to certain adjustments. The conversion rights of the Series A preferred stock were cancelled as of February 20, 2009. The Company may not optionally redeem the Series A preferred shares prior to January 1, 2009, except in limited circumstances to preserve its status as a REIT.

The conversion rights of the holders of the Series A preferred stock were subject to cancellation on or after December 31, 2008 if the closing price of the Company common stock on the Nasdaq Global Market exceeds $7.36 for at least 20 trading days within any period of 30 consecutive trading days. The Company issued a conversion cancellation notice to holders of the Series A convertible preferred stock and the conversion rights were cancelled as of February 20, 2009. The Series A preferred stock will be redeemable on or after January 1, 2009 for cash, at the Company’s option, in whole or from time to time in part, at $10.00 per share, plus accrued and unpaid dividends to the redemption date.

On December 30, 2005, the Company issued warrants to Anderson & Strudwick Incorporated, the selling agent for the Company in its public offering of the Series A Preferred Stock, to purchase 126,311 shares of Series A preferred stock. The warrants were exercisable until December 31, 2010 at $12.00 per share of Series A preferred stock. The warrants could not be sold, transferred, pledged, assigned or hypothecated for a period of one year after their issuance, except to officers of the selling agent. During 2007 the warrants were fully exercised.

The Company also has Series B preferred stock outstanding. See Note 8.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Note 10. Stock-Based Compensation

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

As of December 31, 2008, 195,000 stock options have been awarded under the Plan. The exercise price is equal to the average of the high and low sales price of the stock as reported on the National Association of Securities Dealers Automated Quotation system (NASDAQ) on the grant date. A total of 192,143 shares of common stock have been reserved for issuance pursuant to the Plan with respect to the granted options. There is no intrinsic value for the vested options as of December 31, 2008. The following table summarizes the options awarded:

	Options Grant Date
	05/22/08	05/24/07	05/25/06
Awarded Options	30,000	65,000	100,000
Exercise Price	$5.28	$7.55	$5.89
Date Vested	12/31/08	12/31/07	12/31/06
Expiration Date	05/22/12	05/24/11	05/25/10

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life, the dividend rate and expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The following table summarizes the estimates used in the Black-Scholes option-pricing model related to the 2008, 2007 and 2006 grants:

	Grant Date
	05/22/08	05/24/07	05/25/06
Volatility	20.00%	20.00%	22.00%
Expected dividend yield	6.54%	5.90%	6.20%
Expected term (in years)	4.00	3.94	3.92
Risk free interest rate	3.04%	4.80%	4.82%

The following table summarizes the Company’s activities with respect to its stock options for the year ended December 31, 2008 as follows (in thousands, except per share and share data):

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

	Shares	Weighted- Average Exercise Price	Aggregate Fair Value
Outstanding at December 31, 2007	162,143	$6.56	$121
Granted	30,000	5.28	12
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at December 31, 2008	192,143	$6.36	$133

Exercisable at December 31, 2008	192,143	$6.36	$133

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the share-based compensation related to employees and directors for the years ended December 31, 2008, 2007 and 2006 was $12, $54 and $69, respectively.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Note 11. Supplementary Data

The following tables present our unaudited quarterly results of operations for 2008 and 2007:

	Quarters Ended (unaudited)
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	YTD 2008
2008
Revenues	$27,187	$33,757	$34,343	$26,640	$121,927
Expenses	28,909	31,268	32,000	28,520	120,697

Earnings (loss) before net losses on disposition of assets, other income, minority interest and income tax expense (benefit)	(1,722)	2,489	2,343	(1,880)	1,230

Net gains (losses) on dispositions of assets	2	(1)	(3)	—	(2)
Other income	31	32	28	38	129
Impairment losses				(250)	(250)
Minority interest	19	(184)	(169)	170	(164)

Earnings (loss) from continuing operations before income taxes	(1,670)	2,336	2,199	(1,922)	943

Income tax expense (benefit)	(707)	317	174	(650)	(866)

Earnings (loss) from continuing operations	(963)	2,019	2,025	(1,272)	1,809

Discontinued operations	70	104	63	4,610	4,847

Net earnings (loss)	(893)	2,123	2,088	3,338	6,656

Preferred stock dividend	(186)	(236)	(369)	(369)	(1,160)

Net earnings (loss) available to common shareholders	$(1,079)	$1,887	$1,719	$2,969	5,496

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
EPS from continuing operations *	$(0.05)	$0.09	$0.08	$(0.08)	$0.03

EPS from discontinued operations *	$—	$—	$—	$0.22	$0.23

EPS Basic and diluted	$(0.05)	$0.09	$0.08	$0.14	$0.26

*	Quarterly EPS data does not add to total year, due to rounding

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

	Quarters Ended (unaudited)
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	YTD 2007
2007
Revenues	$18,527	$29,808	$33,116	$26,705	$108,156
Expenses	19,515	27,080	30,298	27,673	104,566

Earnings (loss) before net gains (losses) on disposition of assets, other income, minority interest and income tax expense (benefit)	(988)	2,728	2,818	(968)	3,590

Net gains (losses) on dispositions of assets	—	1	(12)	(4)	(15)
Other income	35	42	38	62	177
Minority interest	(39)	(88)	(157)	(27)	(311)

Earnings (loss) from continuing operations before income taxes	(992)	2,683	2,687	(937)	3,441

Income tax expense (benefit)	(544)	415	322	(514)	(321)

Earnings (loss) from continuing operations	(448)	2,268	2,365	(423)	3,762

Discontinued operations	55	138	115	8	316

Net earnings (loss)	(393)	2,406	2,480	(415)	4,078

Preferred stock dividend	(290)	(248)	(211)	(199)	(948)

Net earnings (loss) available to common shareholders	$(683)	$2,158	$2,269	$(614)	3,130

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
EPS from continuing operations	$(0.03)	$0.10	$0.11	$(0.03)	$0.14

EPS from discontinued operations	$—	$0.01	$—	$—	$0.01

EPS Basic and diluted	$(0.03)	$0.11	$0.11	$(0.03)	$0.15

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

Note 12. Subsequent Events

The Series A preferred stock, (NASDAQ SPPRP), conversion rights were cancelled as of February 20, 2009. See Note 9.

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2008

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2008
Hotel and Location	Encumbrance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Comfort Inn
Minocqua, Wisconsin	GWB	$214,505	$1,458,389	$—	339,693	$214,505	$1,798,082	$(808,543)	$1,204,044
Sheboygan, Wisconsin	GWB	286,970	1,716,782	—	356,948	286,970	2,073,730	(943,518)	1,417,182
Chambersburg, Pennsylvania	GRW	89,000	2,346,362	—	331,062	89,000	2,677,424	(881,716)	1,884,708
Culpeper, Virginia	GRW	182,264	2,142,652	—	560,613	182,264	2,703,265	(909,049)	1,976,480
Dahlgren, Virginia	VB	327,514	2,489,390	—	388,895	327,514	2,878,285	(1,149,893)	2,055,906
Dublin, Virginia	VB	152,239	3,700,710	—	1,101,810	152,239	4,802,520	(2,021,064)	2,933,696
Farmville, Virginia	GRW	253,618	2,162,087	—	560,127	253,618	2,722,214	(1,110,464)	1,865,368
Morgantown, West Virginia	GRW	398,322	3,853,651	—	892,256	398,322	4,745,907	(1,863,680)	3,280,549
New Castle, Pennsylvania	GRW	56,648	4,101,254	—	667,044	56,648	4,768,298	(1,598,157)	3,226,789
Princeton, West Virginia	GRW	387,567	1,774,501	—	688,888	387,567	2,463,389	(1,046,752)	1,804,203
Rocky Mount, Virginia	GRW	193,841	2,162,429	—	175,533	193,841	2,337,962	(858,753)	1,673,050
Solomons, Maryland	GRW	2,303,990	2,988,255	—	1,908,170	2,303,990	4,896,425	(2,273,805)	4,926,610
Erlanger, Kentucky	GWB	750,000	2,822,201	—	589,572	750,000	3,411,773	(542,002)	3,619,772
Fayetteville, North Carolina	CITI	725,000	3,910,514	—	360,809	725,000	4,271,323	(667,812)	4,328,512
Fayetteville Car Wash, North Carolina	CITI	—	164,128	—	2,396	—	166,524	(38,876)	127,648
Ellsworth, Maine	GE MOA	347,000	2,210,109	—	223,137	347,000	2,433,246	(165,719)	2,614,527
Alexandria, Virginia	WA BMI	2,500,000	9,373,060	—	1,541,203	2,500,000	10,914,263	(618,532)	12,795,731
Glasgow, Kentucky	GE 3CI	500,000	2,456,305	—	297,780	500,000	2,754,085	(94,803)	3,159,282

Super 8
Creston, Iowa	GRW	56,000	840,580	89,607	2,279,875	145,607	3,120,455	(1,646,416)	1,619,646
Columbus, Nebraska	GWB	51,716	571,178	51,666	719,598	103,382	1,290,776	(847,530)	546,628
O’Neill, Nebraska	GRW	75,000	667,074	46,075	1,096,265	121,075	1,763,339	(947,630)	936,783
Omaha, Nebraska	FNB	164,034	1,053,620	—	1,256,513	164,034	2,310,133	(1,576,899)	897,268
Lincoln, Nebraska (West “O”)	GWB	139,603	1,234,988	63,153	937,161	202,756	2,172,149	(1,348,564)	1,026,341
Lincoln, Nebraska (Cornhusker)	GWB	226,174	1,068,520	271,817	1,820,742	497,991	2,889,262	(1,660,704)	1,726,549
Keokuk, Iowa	GRW	55,000	642,783	71,175	632,283	126,175	1,275,066	(826,866)	574,375
Iowa City, Iowa	GRW	227,290	1,280,365	—	590,517	227,290	1,870,882	(1,260,505)	837,668
Omaha, Nebraska (Ak-sar-ben)	GWB	203,453	1,054,497	—	321,168	203,453	1,375,665	(902,957)	676,161
Kirksville, Missouri	GWB	151,225	830,457	—	291,768	151,225	1,122,225	(737,919)	535,531
Burlington, Iowa	GRW	145,000	867,116	—	342,004	145,000	1,209,120	(786,739)	567,382
Sedalia, Missouri	GWB	185,025	917,809	—	638,433	185,025	1,556,242	(939,874)	801,393
Hays, Kansas	FNB	317,762	1,133,765	19,519	462,035	337,281	1,595,800	(994,643)	938,437
Moberly, Missouri	GWB	60,000	1,075,235	—	357,100	60,000	1,432,335	(927,841)	564,494
Pittsburg, Kansas	GRW	130,000	852,131	—	293,760	130,000	1,145,891	(740,257)	535,634
Manhattan, Kansas	FNB	261,646	1,254,175	(10,000)	564,414	251,646	1,818,589	(1,066,156)	1,004,079
Clinton, Iowa	GRW	135,153	805,067	(46,089)	328,446	89,064	1,133,513	(713,898)	508,679
Mt. Pleasant, Iowa	GRW	85,745	536,064	21,507	509,455	107,252	1,045,519	(658,580)	494,191
Wichita, Kansas	FNB	435,087	1,806,979	—	713,206	435,087	2,520,185	(1,550,534)	1,404,738
Kingdom City, Missouri	FNB	176,970	877,287	—	347,750	176,970	1,225,037	(713,851)	688,155

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION — CONTINUED

As of December 31, 2008

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2008
Hotel and Location	Encumbrance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Super 8 - Continued
Lenexa, Kansas	GWB	454,113	1,722,866	—	416,413	454,113	2,139,279	(1,332,410)	1,260,982
Pella, Iowa	GRW	61,853	664,610	—	155,210	61,853	819,820	(511,346)	370,327
Storm Lake, Iowa	GRW	90,033	819,202	33,394	574,623	123,427	1,393,825	(733,399)	783,853
West Plains, Missouri	GWB	112,279	861,178	—	201,000	112,279	1,062,178	(615,004)	559,453
Jefferson City, Missouri	GWB	264,707	1,206,886	—	331,154	264,707	1,538,040	(925,851)	876,896
El Dorado, Kansas	FNB	96,764	418,333	467	615,991	97,231	1,034,324	(564,445)	567,110
Wayne, Nebraska	FNB	79,127	685,135	—	177,565	79,127	862,700	(474,742)	467,084
Batesville, Arkansas	GWB	81,483	811,371	—	206,275	81,483	1,017,646	(530,780)	568,348
Fayetteville, Arkansas	GWB	255,731	1,549,271	—	300,817	255,731	1,850,088	(940,086)	1,165,733
Omaha, Nebraska (West Dodge)	GWB	593,518	1,758,275	—	344,184	593,518	2,102,459	(1,046,934)	1,649,044
Watertown, South Dakota	FNB	51,237	1,296,312	—	537,951	51,237	1,834,263	(873,814)	1,011,685
Norfolk, Nebraska	GRW	226,971	1,587,581	—	496,718	226,971	2,084,299	(924,086)	1,387,183
Park City, Kansas	FNB	275,962	891,933	—	506,939	275,962	1,398,872	(702,425)	972,409
Muscatine, Iowa	GWB	204,890	1,616,090	—	316,300	204,890	1,932,390	(871,192)	1,266,088
Fort Madison, Iowa	GWB	104,855	871,075	—	247,317	104,855	1,118,392	(506,550)	716,697
Parsons, Kansas	FNB	167,849	1,195,484	—	213,142	167,849	1,408,626	(600,405)	976,070
Portage, Wisconsin	GRW	203,032	1,839,321	—	279,568	203,032	2,118,889	(871,977)	1,449,944
Antigo, Wisconsin	GWB	234,605	1,485,579	—	296,093	234,605	1,781,672	(782,700)	1,233,577
Shawano, Wisconsin	GRW	244,935	1,672,123	—	262,906	244,935	1,935,029	(831,664)	1,348,299
Tomah, Wisconsin	GWB	211,975	2,079,714	(59,834)	424,725	152,141	2,504,439	(1,009,082)	1,647,498
Menomonie, Wisconsin	GRW	451,520	2,398,446	—	312,004	451,520	2,710,450	(1,001,838)	2,160,131
Neosho, Missouri	WF	232,000	1,416,216	—	224,294	232,000	1,640,510	(617,901)	1,254,609
Anamosa, Iowa	SBA	49,981	1,150,688	—	45,446	49,981	1,196,134	(412,077)	834,037
Charles City, Iowa	FCNB	95,363	1,543,872	—	5,533	95,363	1,549,405	(571,365)	1,073,403
Clarinda, Iowa	GWB	75,000	1,276,923	—	87,493	75,000	1,364,416	(164,444)	1,274,972
Billings, Montana	GE MOA	518,000	4,807,220	—	99,373	518,000	4,906,593	(313,727)	5,110,866
Boise, Idaho	GE MOA	612,000	5,709,976	—	73,602	612,000	5,783,578	(353,683)	6,041,895
Columbus, Georgia	GE MOA	441,000	4,173,299	—	169,551	441,000	4,342,850	(277,704)	4,506,146
Terre Haute, Indiana	GE MOA	547,000	4,976,600	—	276,128	547,000	5,252,728	(356,003)	5,443,726
Green Bay, Wisconsin	GE-GB	570,000	2,784,052	—	13,719	570,000	2,797,771	(109,858)	3,257,914

Sleep Inn
Omaha, Nebraska	WF	400,000	3,275,773	—	305,994	400,000	3,581,767	(542,573)	3,439,194
Louisville, Kentucky	GE LSI	350,000	1,288,002	—	388,619	350,000	1,676,621	(72,700)	1,953,921

Holiday Inn Express
Gettysburg, Pennsylvania	SUS	59,634	1,832,171	—	382,818	59,634	2,214,989	(877,743)	1,396,880
Harlan, Kentucky	GRW	—	2,949,276	—	764,121	—	3,713,397	(1,351,297)	2,362,100
Danville, Kentucky	GRW	155,717	2,971,403	—	651,822	155,717	3,623,225	(1,395,295)	2,383,647

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION — CONTINUED

As of December 31, 2008

		Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2008
Hotel and Location	Encumbrance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Hampton Inn
Cleveland, Tennessee	GRW	212,914	2,370,499	—	900,090	212,914	3,270,589	(1,244,744)	2,238,759
Shelby, North Carolina	GRW	253,921	2,782,042	—	972,636	253,921	3,754,678	(1,576,678)	2,431,921

Comfort Suites
Dover, Delaware	GRW	337,113	5,179,187	—	61,289	337,113	5,240,476	(1,797,457)	3,780,131
Ft. Wayne, Indiana	CITI	1,200,000	4,803,605	—	558,971	1,200,000	5,362,576	(1,013,644)	5,548,932
Lafayette, Indiana	CITI	850,000	3,473,808	—	152,883	850,000	3,626,691	(553,436)	3,923,255
Marion, Indiana	CITI	430,000	1,945,383	—	261,641	430,000	2,207,024	(474,834)	2,162,189
South Bend, Indiana	GE SB	500,000	11,512,314	—	242,278	500,000	11,754,592	(1,467,590)	10,787,002
Warsaw, Indiana	CITI	650,000	2,500,570	—	224,553	650,000	2,725,123	(476,660)	2,898,463
Louisville, Kentucky	GE 3CI	500,000	2,186,715	—	713,101	500,000	2,899,816	(111,407)	3,288,409

Ramada
Ellenton, Florida	GRW	546,945	2,293,464	—	895,719	546,945	3,189,183	(1,363,121)	2,373,007

Guest House Inn
Ellenton, Florida	GRW	290,373	2,102,371	—	223,491	290,373	2,325,862	(781,748)	1,834,486
Jackson, Tennessee	GRW	261,506	3,430,541	—	705,392	261,506	4,135,933	(2,015,925)	2,381,514

Tara Inn & Suites
Jonesboro, Georgia	GWB	685,000	5,357,276	—	48,292	685,000	5,405,568	(386,070)	5,704,498

Baymont Inn
Brooks, Kentucky	GE 3CI	500,000	2,008,474	—	384,122	500,000	2,392,596	(107,651)	2,784,945

Days Inn
Farmville, Virginia	GRW	384,591	1,967,727	—	372,688	384,591	2,340,415	(857,643)	1,867,362
Alexandria, Virginia	WA BMI	2,500,000	6,544,271	—	1,503,472	2,500,000	8,047,743	(485,096)	10,062,647
Fredericksburg South, Virginia	WA BMI	1,510,000	1,786,979	—	594,735	1,510,000	2,381,714	(151,192)	3,740,522
Shreveport, Louisiania	WA BMI	1,250,000	2,964,484	—	1,084,669	1,250,000	4,049,153	(302,214)	4,996,939
Bossier City, Louisiania	NON	1,025,000	5,117,686	—	1,228,242	1,025,000	6,345,928	(410,230)	6,960,698
Fredericksburg North, Virginia	WF	650,000	3,142,312	—	841,445	650,000	3,983,757	(229,227)	4,404,530
Ashland, Kentucky	GE 2DI	320,000	1,303,003	—	353,037	320,000	1,656,040	(89,254)	1,886,786
Glasgow, Kentucky	GE 2DI	425,000	2,206,805	—	121,342	425,000	2,328,146	(94,094)	2,659,052
Sioux Falls, Airport	GE SF	—	2,397,714	—	167,859		2,565,573	(110,773)	2,454,799
Sioux Falls, Empire	GE SF	480,000	1,988,692	—	172,215	480,000	2,160,907	(97,196)	2,543,711

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2008

			Initial Cost		Costs Subsequent to Acquisition		Gross Amount at December 31, 2008
Hotel and Location	Encumbrance		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Extended Stay-Savanna Suites
Atlanta, Georgia	GE PINE	*	1,865,000	3,997,960	—	89,938	1,865,000	4,087,898	(410,344)	5,542,554
Augusta, Georgia	GE SS		750,000	3,816,246	—	103,350	750,000	3,919,596	(327,953)	4,341,643
Chamblee, Georgia	GE SS		1,650,000	3,563,648	—	89,297	1,650,000	3,652,945	(366,855)	4,936,090
Greenville, South Carolina	GE SS		550,000	3,408,375	—	51,531	550,000	3,459,906	(296,228)	3,713,678
Jonesboro, Georgia	GE SS		875,000	2,978,463	—	107,942	875,000	3,086,405	(250,493)	3,710,913
Savannah, Georgia	GE SS		1,250,000	4,052,678	—	78,504	1,250,000	4,131,182	(321,674)	5,059,507
Stone Mountain, Georgia	GE SS		725,000	3,840,600	—	80,975	725,000	3,921,575	(354,058)	4,292,517

Supertel Inn
Jane, Missouri	WF		680,000	1,571,500	—	15,072	680,000	1,586,572	(165,578)	2,100,994
Neosho, Missouri	WF		180,000	1,835,800	—	32,348	180,000	1,868,148	(165,641)	1,882,508
Creston, Iowa	GWB		234,866	2,708,224	—	7,480	234,866	2,715,704	(335,328)	2,615,242

Key West Inns
Key Largo, Florida	GRW		339,425	3,238,530	—	924,408	339,425	4,162,938	(1,462,345)	3,040,018

Masters
Augusta, Georgia	GE Masters		350,000	1,067,896	—	66,851	350,000	1,134,747	(102,704)	1,382,042
Columbia-I26, South Carolina	GE Masters		450,000	1,395,861	—	69,717	450,000	1,465,578	(114,040)	1,801,539
Columbia-Knox Abbot Dr, South Carolina	GE Masters			1,474,612	—	101,316	—	1,575,928	(161,852)	1,414,076
Charleston North, South Carolina	GE Masters		700,000	2,895,079	—	127,892	700,000	3,022,971	(193,245)	3,529,727
Doraville, Georgia	GE Masters		420,000	1,523,435	—	102,171	420,000	1,625,606	(109,458)	1,936,149
Garden City, Georgia	GE Masters		570,000	2,443,603	—	96,214	570,000	2,539,817	(164,558)	2,945,259
Kissimmee-East, Florida	GE Masters		590,000	1,146,753	—	46,309	590,000	1,193,062	(134,290)	1,648,771
Kissimmee-Main Gate, Florida	GE Masters		410,000	1,046,601	—	38,194	410,000	1,084,795	(97,533)	1,397,261
Marietta, Georgia	GE Masters		400,000	1,836,260	—	91,276	400,000	1,927,536	(125,408)	2,202,129
Mt Pleasant, South Carolina	GE Masters		725,000	5,112,136	—	83,807	725,000	5,195,943	(264,782)	5,656,161
Orlando Int’l Drive, Florida	GE Masters		610,000	2,988,230	—	45,786	610,000	3,034,016	(178,404)	3,465,612
Tampa East, Florida	GE Masters		192,416	3,413,132	—	26,486	192,416	3,439,618	(202,807)	3,429,228
Tampa Fairgrounds, Florida	GE Masters		580,000	3,018,614	—	42,890	580,000	3,061,504	(181,300)	3,460,204
Tucker, Georgia	GE Masters		510,000	2,699,751	—	94,906	510,000	2,794,657	(165,019)	3,139,638
Tuscaloosa Alabama	GE Masters		740,000	4,025,844	—	79,266	740,000	4,105,110	(238,249)	4,606,861
Cave City, Kentucky	NON		249,000	377,197	—	222,009	249,000	599,206	(67,975)	780,231

Subtotal Hotel Properties			53,881,565	288,847,623	552,457	54,677,984	54,434,022	343,525,607	(85,664,606)	312,295,023
Construction in Progress			—	—	—	680,632	—	680,632	—	680,632
Office building	BF		68,765	1,516,627	—	646,343	68,765	2,162,970	(1,326,336)	905,400

Total			$53,950,330	$293,148,302	$552,457	$53,220,907	$54,502,787	$346,369,209	$(86,990,942)	$313,881,054

*	Atlanta Land includes value of land lease

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2008

Encumbrance codes refer to the following lenders:

GRW	Greenwich Capital Loan	FNB	First National Bank of Omaha
BF	Bank First	SUS	Susquehanna Bank
GWB	Great Western Bank	FCNB	First Citizens National Bank
VB	Village Bank	SBA	Small Business Administration
NON	Unencumbered	CITI	Citigroup Global Markets Realty
GE SB	GE Capital Franchise Finance	WF	Wells Fargo Bank
GE SS	GE Capital Corporation	WA BMI	Wachovia
GE Pine	GE Capital Corporation	GE MOA	GE Capital Corporation
GE Masters	GE Capital Corporation	GE SF	GE Capital Corporation
GE GB	GE Capital Corporation	GE 3CI	GE Capital Corporation
GE LSI	GE Capital Corporation	GE 2 DI	GE Capital Corporation

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2008

	ASSET BASIS	Total
(a)	Balance at December 31, 2005	$205,169,450

	Additions to buildings and improvements	49,638,065
	Disposition of buildings and improvements	(566,515)
	Impairment loss	—

	Balance at December 31, 2006	$254,241,000

	Additions to buildings and improvements	$122,445,987
	Disposition of buildings and improvements	(447,207)
	Impairment loss	—

	Balance at December 31, 2007	$376,239,780

	Additions to buildings and improvements	$34,157,694
	Disposition of buildings and improvements	(9,275,478)
	Impairment loss	(250,000)

	Balance at December 31, 2008	$400,871,996

	ACCUMULATED DEPRECIATION	Total
(b)	Balance at December 31, 2005	$55,399,384

	Depreciation for the period ended December 31, 2006	8,667,617
	Depreciation on assets sold or disposed	(558,284)

	Balance at December 31, 2006	$63,508,717

	Depreciation for the period ended December 31, 2007	12,204,660
	Depreciation on assets sold or disposed	(418,324)

	Balance at December 31, 2007	$75,295,053

	Depreciation for the period ended December 31, 2008	14,979,630
	Depreciation on assets sold or disposed	(3,283,741)

	Balance at December 31, 2008	$86,990,942

(c)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $397 million.

(d)	Depreciation is computed based upon the following useful lives:

Buildings and improvements	15 - 40 years
Furniture and equipment	3 - 12 years

(e)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in Note 5 to the consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Supertel Hospitality, Inc.:

We have audited Supertel Hospitality, Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Supertel Hospitality, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Supertel Hospitality, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Supertel Hospitality, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska

March 16, 2009

Item 9B.	Other Information

Because this Annual Report on Form 10-K is being filed within four business days after the applicable triggering events, the information below is being disclosed under this Item 9B instead of under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K.

The Company received waivers and modifications to certain of its financial covenants with certain of its lenders on March 10, 2009 and certain of the Company’s loans were amended on March 16, 2009, as described in, and incorporated herein by reference from, Item 7 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning the directors and executive officers of the Company is incorporated by reference from information relating to executive officers of the Company set forth in Part I of this Form 10-K and to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) under the captions “Corporate Governance” and “Election of Directors.”

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

Information regarding executive and director compensation is incorporated by reference to the 2009 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-end,” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, of each director and executive officer of Supertel Hospitality, Inc., and all directors and executive officers as a group, is incorporated by reference to the 2009 Proxy Statement under the caption “Ownership of the Company’s Common Stock By Management and Certain Beneficial Owners.”

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under existing equity compensation plans as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	192,143	$6.36	5,000
Equity compensation plans not approved by security holders	—	—	—
Total	192,143	6.36	5,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the caption “Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the caption “Independent Public Registered Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules.

Exhibits.

3.1(b) Second Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

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

10.3 Loan Agreement dated as of November 26, 2002 by and among Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.4 Promissory Note dated as of November 26, 2002 between Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.5 Guaranty of Recourse Obligations dated as of November 26, 2002 made by the Company in favor of Greenwich Capital Financial Products, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.6 Pledge and Security Agreement dated as of November 26, 2002 by the Company, Supertel Limited Partnership, TRS Leasing, Inc. and Solomons GP, LLC, for the benefit of Greenwich Capital Financial Products, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.7 Master Lease Agreement dated as of November 26, 2002 between Solomons Beacon Inn Limited Partnership and TRS Subsidiary, LLC. (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.8 First Amended and Restated Master Lease Agreement dated as of November 26, 2002 between Supertel Limited Partnership, E&P Financing Limited Partnership, TRS Leasing, Inc. and Solomons Beacon Inn Limited Partnership. (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.9 Hotel Management Agreement dated as of August 1, 2004 between TRS Leasing, Inc., TRS Subsidiary, LLC and Royco Hotels, Inc. (incorporated herein by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.10 Amendment dated January 1, 2007 to Hotel Management Agreement dated August 1, 2004 by and between Royco Hotels, Inc., TRS Leasing, Inc., TRS Subsidiary, LLC and SPPR TRS Subsidiary, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 1, 2007).

10.11 Management Agreement dated May 16, 2007 between TRS Leasing, Inc. and HLC Hotels, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2007).

10.12 Amendment to Management Agreement dated July 15, 2008 between TRS Leasing, Inc. and HLC Hotels, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.13 Amended and Restated Loan Agreement dated December 3, 2008 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 3, 2008).

10.14 Promissory Notes, Loan Agreement and form of Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 18, 2006 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2006).

10.15 Unconditional Guaranty of Payment and Performance dated August 18, 2006 by the Company to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 17, 2006).

10.16 Amendment No. 1 to the Promissory Note dated August 18, 2006 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 1, 2008).

10.17 Promissory Note, Loan Agreement and form of Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated January 5, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 5, 2007).

10.18 Amendment No. 1 to the Promissory Note dated January 5, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 1, 2008).

10.19 Promissory Notes, Loan Agreement and form of Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated May 16, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 16, 2007).

10.20 Unconditional Guaranty of Payment and Performance dated May 16, 2007 by the Company to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 16, 2007).

10.21 Amendment No. 1 to the Promissory Note dated May 16, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 1, 2008).

10.22 Employment Agreement dated as of September 1, 2005 by and between the Company and Paul Schulte (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2005).

10.23 Employment Agreement dated as of September 1, 2005 by and between the Company and Don Heimes (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 25, 2005).

10.24 The Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.25 Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.26 Director and Named Executive Officers Compensation is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2008”, “Outstanding Equity Awards at Fiscal Year-End”, and “Director Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 28, 2009.

10.27* Employment Agreement dated as of June 30, 2008 by and between the Company and Steven C. Gilbert.

10.28* Employment Agreement dated as of June 30, 2008 by and between the Company and Corrine L. Scarpello.

10.29* Employment Agreement dated as of June 30, 2008 by and between the Company and David L. Walter.

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

Management contracts and compensatory plans are set forth as Exhibits 10.22 through 10.29.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

	By:	/s/ Paul J. Schulte
March 16, 2009		Paul J. Schulte
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated above.

By:	/s/ Paul J. Schulte	By:	/s/ Joseph Caggiano
	Paul J. Schulte		Joseph Caggiano
	President and Chief Executive Officer		Director
(principal executive officer)

By:	/s/ Donavon A. Heimes	By:	/s/ Jeffrey M. Zwerdling
	Donavon A. Heimes		Jeffrey M. Zwerdling
	Chief Financial Officer and Corporate Secretary		Director
(principal financial and accounting officer)

By:	/s/ Paul J. Schulte	By:	/s/ Allen L. Dayton
	Paul J. Schulte		Allen L. Dayton
	Chairman of the Board		Director

By:	/s/ Steve H. Borgmann	By:	/s/ George R. Whittemore
	Steve H. Borgmann		George R. Whittemore
	Director		Director

By:	/s/ Loren Steele	By:	/s/ Patrick J. Jung
	Loren Steele		Patrick J. Jung
	Director		Director

By:	/s/ William C. Latham
William C. Latham
Director