Form 10-Q
period 2009-03-31
SUPERTEL HOSPITALITY INC
filed 2009-05-08
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34087

SUPERTEL HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

309 N. 5th St., Norfolk, NE 68701

(Address of principal executive offices)

Telephone number: (402) 371-2520

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 13, 2009, there were 21,788,288 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Investments in hotel properties	$381,046	$380,604
Less accumulated depreciation	84,983	81,549

	296,063	299,055

Cash and cash equivalents	906	712
Accounts receivable	2,533	2,401
Prepaid expenses and other assets	4,088	2,903
Deferred financing costs, net	1,525	1,580
Investment in hotel properties, held for sale, net	13,531	14,826

	$318,646	$321,477

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$13,568	$13,697
Debt related to held for sale	10,734	10,849
Long-term debt	192,213	191,957

	216,515	216,503

Redeemable noncontrolling interest in consolidated partnership, at redemption value	1,778	1,778

Redeemable preferred stock
Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

EQUITY
Shareholders’ equity
Preferred stock, 40,000,000 shares authorized;
Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
Common stock, $.01 par value, 100,000,000 shares authorized;
20,924,677 shares outstanding.	209	209
Additional paid-in capital	112,804	112,804
Distributions in excess of retained earnings	(28,258)	(25,551)

Total shareholders’ equity	84,763	87,470
Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $1,050 and $2,101	7,928	8,064

Total equity	92,691	95,534

COMMITMENTS AND CONTINGENCIES
	$318,646	$321,477

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
REVENUES
Room rentals and other hotel services	$23,065	$25,527

EXPENSES
Hotel and property operations	18,636	19,626
Depreciation and amortization	3,596	3,287
General and administrative	971	955

	23,203	23,868

EARNINGS (LOSS) BEFORE NET GAIN (LOSS) ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE AND INCOME TAXES	(138)	1,659

Net gain (loss) on dispositions of assets	(67)	2
Other income	38	31
Interest expense	(2,980)	(3,407)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,147)	(1,715)
Income tax benefit	957	662

LOSS FROM CONTINUING OPERATIONS	(2,190)	(1,053)

Earnings (loss) from discontinued operations	(235)	147

NET LOSS	(2,425)	(906)

Noncontrolling interest	87	13

NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	(2,338)	(893)

Preferred stock dividends	(369)	(186)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,707)	$(1,079)

NET EARNINGS (LOSS) PER COMMON SHARE—BASIC AND DILUTED
EPS from continuing operations	$(0.12)	$(0.06)

EPS from discontinued operations	$(0.01)	$0.01

EPS Basic and Diluted	$(0.13)	$(0.05)

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to controlling interests	$(2,338)	$(893)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,717	3,579
Amortization of intangible assets and deferred financing costs	127	132
(Gain) loss on dispositions of assets	60	(2)
Writedown to fair value related to held for sale assets	150	—
Noncontrolling interest	(87)	(13)
Deferred income taxes	(1,043)	(698)
Changes in operating assets and liabilities:
(Increase) decrease in assets	(277)	858
Increase in liabilities	1,646	2,123

Net cash provided by operating activities	1,955	5,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(720)	(2,700)
Acquisition and development of hotel properties	—	(22,903)
Proceeds from sale of hotel assets	1,080	6

Net cash (used in) provided by investing activities	360	(25,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(71)	(106)
Principal payments on long-term debt	(3,669)	(790)
Proceeds from long-term debt, net	3,810	25,123
Distributions to noncontrolling interest	(148)	(212)
Dividends paid to common shareholders	(1,674)	(2,639)
Dividends paid to preferred shareholders	(369)	(186)

Net cash (used in) provided by financing activities	(2,121)	21,190

Increase in cash and cash equivalents	194	679
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	712	1,166

CASH AND CASH EQUIVALENTS, END OF PERIOD	$906	$1,845

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$3,026	$3,521

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared common	—	2,640
Dividends declared preferred	369	186
Dividends declared common units	—	158

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 112 properties with the exception of furniture, fixtures and equipment on 82 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in Supertel Limited Partnership and at March 31, 2009 owned approximately 94% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At March 31, 2009, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC.

As of March 31, 2009, the Company owned 122 limited service hotels and one office building. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels, Inc (“Royco Hotels”), and HLC Hotels, Inc. (“HLC”).

The hotel management agreement, as amended, between TRS Lessee and Royco Hotels, the manager of 107 of the Company’s hotels, provides for Royco Hotels to operate and manage the hotels through December 31, 2011, with extension to December 31, 2016 upon achievement of average annual net operating income of at least 10% of the Company’s investment in the hotels. Under the agreement, Royco Hotels receives a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increase above thresholds that range from up to $75 million to over $100 million, and, an annual incentive fee of 10% of up to the first $1 million of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1 million.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of March 31, 2009, the consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation, including changes resulting from the adoption of FAS 160 on January 1, 2009 as discussed later in the notes.

Fair Value Measurements

In accordance with FASB Staff Position No. FAS 157-2, which amended FAS No. 157 by delaying its effective date by one year to fiscal year 2009 for certain assets, we adopted the provisions of FAS No. 157 to non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis on January 1, 2009.

FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FAS No. 157 details the disclosures that are required for items measured at fair value.

We currently do not have any financial instruments that must be measured on a recurring basis under FAS No. 157. However, we apply the measurement provisions of FAS No. 157 to non-recurring measurements for our non-financial assets, which include our held for sale hotels. We measure these assets using inputs from level 3 of the fair value hierarchy:

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

Level 3 includes unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

During the three months ended March 31, 2009, Level 3 inputs were used to determine an impairment loss of $150,000 for two hotels held for sale. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us to determine the estimated selling price. The estimated selling costs are based on our experience with similar asset sales.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

Hotel Properties Held for Sale and Discontinued Operations

In accordance with SFAS 144, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations. The basic and diluted earnings per common share for the sales of properties are not material. Gains, losses and impairment losses for both continuing and discontinued operations are summarized as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Continuing Operations
Sales of properties	$—	$—
Impairment losses	—	—
Gain (loss) on sale of assets	(67)	2

	(67)	2

Discontinued Operations
Sales of properties	7	—
Impairment losses	(150)	—
Gain (loss) on sale of assets	—	—

	(143)	—

Total	$(210)	$2

During the three months ended March 31, 2009 the Company had identified eight hotels that it intends to sell and that met the Company’s criteria to be classified as held for sale (the “Sale Hotels”). One of the Sale Hotels was sold during the three months ended March 31, 2009, with the Company recognizing a gain on sale of approximately $7,000. Two of the Sale Hotels have an impairment loss recognized during the three months ended March 31, 2009, in the amount of $150,000. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us to determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

The operating results of the hotels held for sale and sold are included in discontinued operations and are summarized below. The operating results for the three months ended March 31, 2009 include the seven hotels held for sale and the one hotel that was sold in March of 2009. The operating results for the three months ended March 31, 2008 include the seven hotels held for sale, the one hotel sold in March of 2009 and the two hotels sold in December 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues	$1,309	$2,449
Hotel and property operations expenses	(1,223)	(1,793)
Interest expense	(143)	(253)
Depreciation expense	(121)	(292)
Net gain (loss) on disposition of assets,	7	—
Impairment loss	(150)	—
Income tax benefit	86	36

	$(235)	$147

Earnings (loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The computation of basic and diluted earnings per common share is presented below:

	Three months ended March 31,
(dollars in thousands, except share data)	2009	2008
Basic and Diluted Earnings per Share Calculation:

Numerator:
Net loss attributable to common shareholders:
Continuing operations	$(2,472)	$(1,226)
Discontinued operations earnings (loss)	(235)	147

Net loss attributable to common shareholders—total	$(2,707)	$(1,079)

Denominator:
Weighted average number of common shares—basic and diluted	20,924,677	20,701,083

Basic and Diluted Earnings Per Common Share:
Net loss attributable to common shareholders per weighted average common share:
Continuing operations	$(0.12)	$(0.06)
Discontinued operations	(0.01)	0.01

Total	$(0.13)	$(0.05)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

Noncontrolling Interest of Common and Preferred Units in SLP

At March 31, 2009 and 2008 there were 1,235,806 and 1,235,806 of SLP common operating units outstanding, respectively. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the common operating unit holders (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). In addition, at March 31, 2009 and 2008, the 177,786 and 195,610 shares, of SLP preferred operating units, respectively, are antidilutive.

Preferred Stock of SHI

There were 803,270 and 924,489 shares, respectively, of Series A Convertible Preferred Stock that remained outstanding at March 31, 2009 and 2008. There were 7,537 share of Series A Convertible Preferred Stock converted into 13,340 shares of common stock during the three months ended March 31, 2008. The convertible provision of the Series A Convertible Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, is antidilutive for the earnings per share computation for the three months ended March 31, 2009 and 2008.

The conversion rights of the holders of the Series A preferred stock were subject to cancellation on or after December 31, 2008 if the closing price of the Company common stock on the Nasdaq Global Market exceeded $7.36 for at least 20 trading days within any period of 30 consecutive trading days. The Company issued a conversion cancellation notice to holders of the Series A convertible preferred stock and the conversion rights were cancelled as of February 20, 2009.

At March 31, 2009 there were 332,500 shares of Series B Cumulative Preferred Stock outstanding. There is no convertible provision for Series B, therefore, there is no dilutive effect on earnings per share.

Stock Options

The potential common shares represented by outstanding stock options for the three months ended March 31, 2009 and 2008 totaled 192,143 and 162,143, respectively, of which 192,143 and 160,681 shares, respectively, are assumed to be purchased with proceeds from the exercise of stock options resulting in -0- and 1,462 shares, respectively, that are dilutive.

Debt Financing

On February 4, 2009, the Company amended its credit facility with Great Western Bank to (a) increase the principal amount of the short-term line of credit portion of the facility from $2 million to $3.2 million, (b) increase the interest rate applicable to the short-term line of credit portion of the facility from the greater of prime plus 50 basis points and 5.00% to 7.00%, and (c) extend the maturity date of the short-term line of credit portion of the facility from February 1, 2009 to May 3, 2009. This facility was paid down to $1.3 million, and then subsequently paid in full as of May 1, 2009 from our existing lines of credit.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

Stock-Based Compensation

Options

The Company has a 2006 Stock Plan (the “Plan”) which has been approved by the Company’s shareholders. The Plan authorized the grant of stock options, stock appreciation rights, restricted stock and stock bonuses for up to 200,000 shares of common stock.

Income Taxes

The components of a TRS income tax benefit were as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Federal
Deferred	$836	$576
State & Local
Deferred	207	122

Total income tax benefit	$1,043	$698

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following difference (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
“Expected” Federal tax benefit at 34%	$909	$593
State income tax benefit, net of Federal income tax effect	137	81
Other benefit (expense), net	(3)	24

Total income tax benefit	$1,043	$698

The TRS has estimated its income tax benefit using a combined federal and state rate of 39%. As of March 31, 2009, TRS had a deferred tax asset of $2.5 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2023. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent year cannot be reasonably estimated.

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

Three Months Ended March 31, 2009 and 2008

(Unaudited)

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

Noncontrolling Interest in Redeemable Preferred Units

At March 31, 2009, 177,786 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The redemption value for the Preferred OP Units is $1.8 million for March 31, 2009. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. The Preferred OP Units are convertible by the holders into Common OP Units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. Distributions to holders of Preferred OP Units have priority over distributions to holders of Common OP Units. There were no Preferred OP Units redeemed during the three months ending March 31, 2009. The Company has agreed to allow the redemption of the 109,615 Preferred OP Units at any time until October 2009, subject to a 60-day notification period.

Noncontrolling Interest Reconciliation of Common and Preferred Units

(in thousands)	Preferred Redeemable noncontrolling Interest	Common Noncontrolling Interest	Total Noncontrolling Interest
Balance @ 12/31/08	$1,778	$8,064	$9,842

Partner Distribution	(49)	—	(49)
Noncontrolling Interest Expense	49	(136)	(87)

Balance @ 3/31/09	$1,778	$7,928	$9,706

Equity Reconciliation of Parent and Noncontrolling Interest

(in thousands)	Preferred Shares Par Value	Common Shares Par Value	Additional Paid-in Capital	Distribution in Excess Accumulated Earnings	Net Shareholders Equity	Noncontrolling Interest in Consolidated Partnerships	Total Equity

Balance @ 12/31/08	$8	$209	$112,804	$(25,551)	$87,470	$8,064	$95,534
Noncontrolling interest	—	—	—	—	—	(136)	(136)
Preferred Dividends	—	—	—	(369)	(369)	—	(369)
Net Loss Attributable To Controlling Interests	—	—	—	(2,338)	(2,338)	—	(2,338)

Balance @3/31/09	$8	$209	$112,804	$(28,258)	$84,763	$7,928	$92,691

Redeemable Preferred Stock

        On March 31, 2009 there were 332,500 shares of 10.0% Series B Cumulative Preferred Stock outstanding. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share. Underwriting and other costs of the offering totaled approximately $0.6 million to the Company. The net proceeds plus additional cash were used by the Company to pay an $8.5 million bridge loan with General Electric Capital Corporation.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

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

The Series B preferred stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock). The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At March 31, 2009, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in the those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company. FSAB staff position FAS157-2 deferred application of FAS 157 with respect to non-financial assets and liabilities to fiscal years beginning after November 15, 2008. Adoption on January 1, 2009 did not have a material effect on the Company.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The objective of the guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption on January 1, 2009 impacts the Company’s accounting for future acquisitions and related transaction costs.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), effective for fiscal years beginning on or after December 15, 2008. The Company has adopted FAS 160 effective January 1, 2009. Per FAS 160, noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Under FAS 160, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

However, per FASB Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2009 and 2008

(Unaudited)

The consolidated results of the Company include the following ownership interests held by owners other than the Company: the common units in the Operating Partnership held by third parties (1,235,806 at March 31, 2009), and the preferred units in the Operating Partnership held by third parties (177,786 at March 31, 2009).

Regarding the common units in the Operating Partnership, the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement at redemption. The Company has determined that these interests are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to the noncontrolling interest is included in net income or loss in the consolidated statements of operations.

Regarding the preferred units in the Operating Partnership, in certain circumstances, redemption of the units could result in a net cash settlement outside the control of the Company. Accordingly, consistent with EITF D-98, the Company will continue to record this noncontrolling interest outside of permanent equity in the consolidated balance sheets. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected this interest at its redemption value as of March 31, 2009 and December 31, 2008.

Subsequent Event

On April 2, 2009, the Board of Directors of Supertel Hospitality, Inc. authorized the issuance of 863,611 shares of common stock, $.01 par value per share, of the company to Budget Motels, Inc. (“BMI”) in exchange for 863,611 common limited partnership units of the company’s operating partnership, Supertel Limited Partnership. The common limited partnership units were issued to BMI in 2007 in connection with the company’s purchase of hotels. Mr. William Latham, a director of the company, is the owner of BMI.

On May 1, 2009, the Company paid in full the $1.3 million balance remaining on a $3.2 million short-term credit facility with Great Western Bank from its existing lines of credit.

On May 6, 2009 the Company borrowed $10 million (fixed rate of 5.5%) from the previously unused $10 million term loan facility available under the Amended and Restated Loan Agreement with Great Western Bank dated December 3, 2008 and used a portion of the borrowings to repay in full the FNBO $9.0 million mortgage loan (fixed rate 8.4%).

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our annual report on Form 10-K for the fiscal year ended December 31, 2008. Results for the three months ended March 31, 2009 are not necessarily indicative of results that may be attained in the future.

References to “we”, “our”, “us”, “Company”, and “Supertel Hospitality” refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make certain estimates and judgments that affect our financial position and results of operations. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of March 31, 2009 we owned 122 hotels in 24 states. Our hotels operate under several national and independent brands.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Significant events for the three months ended March 31, 2009 include the sale on March 20, 2009, of our Super 8 hotel located in Charles City, IA with a total of 43 rooms. The sale price was approximately $1.1 million.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnerships, Supertel Limited Partnership and E & P Financing Limited Partnership, and limited partnerships, limited liability companies or other subsidiaries of our operating partnerships. As of March 31, 2009 we owned, indirectly, an approximate 94% general partnership interest in Supertel Limited Partnership and a 100% partnership interest in E & P Financing Limited Partnership.

As of March 31, 2009, we owned 122 limited service hotels and one office building. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels Inc (Royco Hotels) and HLC Hotels Inc. (HLC). Royco Hotels is the manager of 107 of our hotels and HLC is the manager of 15 of our hotels.

Overview of Discontinued Operations

The condensed consolidated statements of operations for discontinued operations for the three months ended March 31, 2009 and 2008 include the results of operations for the seven hotels classified as held for sale at March 31, 2009, as well as all properties that have been sold during 2009 and 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

The assets held for sale at March 31, 2009 and 2008 are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of March 31, 2009 remain properly classified in accordance with SFAS No. 144.

Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the three months ended March 31, 2009, we recorded impairment charges of $150,000 on assets held for sale. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.

Our continuing operations reflect the results of operations of those hotels which we are likely to retain in our portfolio for the foreseeable future as well as those assets which do not currently meet the held for sale criteria in SFAS No. 144. We periodically evaluate the assets in our portfolio to ensure they continue to meet our performance objectives. Accordingly, from time to time, we could identify other assets for disposition.

General

The discussion that follows is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2009 and 2008, and should be read along with the consolidated financial statements and notes.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The comparisons below reflect the revenues and expenses of the Company’s 122 and 125 hotels owned as of March 2009 and March 2008, respectively.

Results of Operations

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008.

Operating results are summarized as follows (in thousands):

	Three months ended March 31, 2009			Three months ended March 31, 2008			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$23,065	$1,309	$24,374	$25,527	$2,449	$27,975	$(2,462)
Hotel and property operations expenses	(18,636)	(1,223)	(19,859)	(19,626)	(1,793)	(21,418)	990
Interest expense	(2,980)	(143)	(3,123)	(3,407)	(253)	(3,660)	427
Depreciation and amortization expense	(3,596)	(121)	(3,717)	(3,287)	(292)	(3,579)	(309)
General and administrative expenses	(971)	—	(971)	(955)	—	(955)	(16)
Net gain (loss) on dispositions of assets	(67)	7	(60)	2	—	2	(69)
Other income	38	—	38	31	—	31	7
Impairment loss	—	(150)	(150)	—	—	—	—
Income tax benefit	957	86	1,043	662	36	698	295

Net loss	$(2,190)	$(235)	$(2,425)	$(1,053)	$147	$(906)	$(1,137)

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, decreased $2.5 million or 9.6%, which was primarily due to decreased occupancy resulting from unfavorable economic conditions. We refer to our entire portfolio as limited service hotels which we further describe as midscale without food and beverage hotels, economy hotels and extended stay hotels. The same store portfolio used for comparison of the first quarter of 2009 over the same period of 2008 consists of the 105 hotels owned by the Company as of January 1, 2008 (excluding Held For Sale hotels), and ten properties purchased January 2, 2008. Our 30 same store midscale without food and beverage hotels reflected an average daily rate (“ADR”) decrease of 3.4% to $65.85, a 6.7% decrease in occupancy and a revenue per available room (“RevPAR”) decrease of 9.8% to $33.93 for the first quarter of 2009 over the same period of 2008. Our 77 same store economy hotels reflected an ADR increase of 0.2%, to $45.35, a decrease in occupancy of 7.2% and a RevPAR decrease of 6.9% to $23.51 for the first quarter of 2009 over the same period of 2008. Our eight same store extended stay properties reflected an ADR decrease of 0.6% to $24.82, a decrease in occupancy of 14.2%, and a RevPAR decrease of 14.7% to $15.00. During the first quarter of 2009 compared to the year ago period, ADR for the entire 115 same store hotel portfolio was essentially flat at $47.04 and RevPAR decreased 8.4% to $24.85. The occupancy for all same store hotels for the three months ended March 31, 2009 decreased 8.0% from that of the year ago period.

During the first quarter of 2009, hotel and property operations expenses from continuing operations decreased $1.0 million. The decrease was driven by lower occupancy levels, with payroll expense down $0.3 million, room and office supplies down $0.2 million, and other expenses down $0.6 million, with an offsetting $0.1 million increase in utilities expense.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense from continuing operations decreased by $0.4 million. This was a result of loan payoffs and favorable rates on the variable rate debt. The depreciation and amortization expense from continuing operations increased $0.3 million for the three months ended March 31, 2009 compared to the year ago period. This is primarily related to asset additions for the hotels outpacing the amount of assets exceeding their useful life. The general and administrative expense from continuing operations for the same period did not experience a material change.

Impairment loss

For the first quarter of 2009, we recorded an impairment charge of $150,000 on two hotels. There was no impairment charge recorded for the first quarter of 2008.

Dispositions

In the first quarter of 2009, we recognized net losses on the disposition of assets of approximately $60,000, due primarily to normal operations.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from our taxable subsidiary, the TRS Lessee. Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 39%. The tax benefit is a result of TRS Lessee’s losses for the three months ended March 31, 2009 and the year ago period. The income tax benefit will vary based on the taxable earnings or loss of the TRS Lessee, a C corporation.

The income tax benefit from continuing operations increased by approximately $0.3 million during the three months ended March 31, 2009 compared to the year ago period, due to an increased loss by the TRS Lessee, primarily related to the recent economic downturn.

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

Financing

At March 31, 2009, the Company had long-term debt of $192.2 million, consisting of notes and mortgages payable, with a weighted average term to maturity of 5.7 years and a weighted average interest rate of 5.8%. Aggregate annual principal payments for the remainder of 2009 and thereafter are as follows (in thousands):

Remainder of 2009	$23,335
2010	5,018
2011	18,934
2012	51,663
2013	4,735
Thereafter	88,528

$192,213

Of the maturities in 2009, approximately $3.5 million consist of principal amortization on mortgage loans, which we expect to fund through cash flows from operations. The remaining maturities as of March 31, 2009 consist of:

•	a $9.5 million balance on the revolving credit facility with Wells Fargo Bank;

•	a $1.3 million note payable to Great Western Bank, was paid in full May 1, 2009; and

•	a balloon payment of $9.0 million payable to First National Bank of Omaha (“FNBO”), was paid in full May 6, 2009

The loans with Wells Fargo Bank and Susquehanna Bank are expected to be refinanced using our existing lines of credit or other financing or sale of hotels.

The Great Western Bank $1.3 million bank note was paid in full as of May 1, 2009, from our existing lines of credit. On May 6, 2009 the Company borrowed $10 million (fixed rate of 5.5%) from the previously unused $10 million term loan facility available under the Amended and Restated Loan Agreement with Great Western Bank dated December 3, 2008 and used a portion of the borrowings to repay in full the FNBO $9.0 million mortgage loan (fixed rate 8.4%).

The Company is required to comply with certain quarterly covenant compliance tests for some of its lenders. As of March 31, 2009 we are in compliance with the financial covenants of our lenders.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

A summary of the Company’s long term debt as of March 31, 2009 is as follows (in thousands):

	Balance	Interest Rate	Maturity
Fixed Rate Debt

Lender
Great Western Bank	$1,300	7.00%	5/2009	(1)
Susquehanna Bank	1,265	7.75%	7/2009	(5)
First National Bank of Omaha	9,039	8.40%	11/2009	(2)
Great Western Bank	13,906	5.50%	12/2011
Greenwich Capital Financial Products	33,434	7.50%	12/2012
Small Business Administration	105	6.71%	6/2013	(5)
Elkhorn Valley Bank	1,000	6.50%	4/2014
Citigroup Global Markets Realty Corp	13,923	5.97%	11/2015
GE Capital	35,942	5.67%	9/2016 - 3/2017	(3) (5)
GE Capital	27,108	6.19%	6/2017	(3)
Wachovia Bank	10,343	7.38%	3/2020
Village Bank	2,364	7.57%	11/2024	(5)

Total Fixed Rate Debt	149,729

Variable Rate Debt

Lender
Wells Fargo	9,489	4.31-4.88%	9/2009	(4)
Great Western Bank	17,784	4.50%	2/2012
GE Capital	23,475	3.27%	2/2018	(3)
GE Capital	2,470	3.83%	2/2018	(3)

Total Variable Rate Debt	53,218

Subtotal debt	$202,947

Less: debt related to held for sale	10,734			(5)

Total Long-Term Debt	$192,213

(1)	Paid off May 1, 2009
(2)	Paid off May 6, 2009 using the $10 million Great Western Bank note per approval in the December 3, 2008 loan agreement.
(3)	GE rate scheduled to increase 1% effective April 1, 2009
(4)	Wells Fargo rate scheduled to increase 1.75% effective April 1, 2009
(5)	Using proceeds from the sale of the hotels, the Company anticipates paying off in full the loans with Susquehanna Bank, the Village Bank and the Small Business Administration. The Company further anticipates paying approximately $7.0 million towards the retirement of GE Capital debt.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

On February 4, 2009, the Company amended its credit facility with Great Western Bank to (a) increase the principal amount of the short-term line of credit portion of the facility from $2 million to $3.2 million, (b) increase the interest rate applicable to the short-term line of credit portion of the facility from the greater of prime plus 50 basis points and 5.00% to 7.00%, and (c) extend the maturity date of the short-term line of credit portion of the facility from February 1, 2009 to May 3, 2009. This facility was subsequently paid in full as of May 1, 2009 from our existing lines of credit.

Redemption of Noncontrolling Preferred and Common Operating Partnership Units

As of March 31, 2009 we owned, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 94% general partnership interest in Supertel Limited Partnership, through which we own 63 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 6% is held by limited partners. Limited partners hold, as of March 31, 2009, 1,235,806 common operating partnership units. A limited partner may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common units, at any time after a specified period following the date he or she acquired the common units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, at our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock. Limited partners also held 177,786 preferred operating partnership units as of March 31, 2009. The preferred units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership. There were no common operating partnership units or preferred operating partnership units converted during the three months ended March 31, 2009.

On April 2, 2009, the Board of Directors of Supertel Hospitality, Inc. authorized the issuance of 863,611 shares of common stock, $.01 par value per share, of the Company to Budget Motels, Inc. (“BMI”) in exchange for 863,611 common limited partnership units of the Company’s operating partnership, Supertel Limited Partnership. The common limited partnership units were issued to BMI in 2007 in connection with the company’s purchase of hotels. Mr. William Latham, a director of the company, is the owner of BMI.

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$258,219	$42,745	$42,790	$68,871	$103,813
Land leases	7,008	132	358	359	6,159

Total contractual obligations	$265,227	$42,877	$43,148	$69,230	$109,972

The column titled Less than 1 Year represents payments due for the balance of 2009.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

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

Funds from Operations

The Company’s funds from operations (“FFO”) for the three months ended March 31, 2009 were $1.1 million, representing a decrease of $1.4 million from FFO of $2.5 million reported for the three months ended March 31, 2008. FFO is reconciled to net loss as follows (in thousands):

	Three months ended March 31,
	2009	2008
Net loss attributable to common shareholders	$(2,707)	$(1,079)
Depreciation and amortization	3,717	3,579
Net (gain) loss on disposition of real estate assets	60	(2)

FFO available to common shareholders	$1,070	$2,498

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

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy, by region, for the three months ended March 31, 2009 and 2008, respectively. The comparisons of same store operations (excluding Held For Sale hotels) are for 105 hotels owned as of January 1, 2008 and ten hotels acquired as of January 2, 2008.

		Three months ended March 31, 2009				Three months ended March 31, 2008
Same Store * Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$26.73	55.8%	$47.89	214	$31.33	67.4%	$46.52
West North Central	2,928	24.08	51.9%	46.44	2,928	25.72	55.1%	46.69
East North Central	1,081	30.55	51.5%	59.37	1,081	33.53	55.9%	59.99
Middle Atlantic/New England	205	26.40	44.3%	59.59	205	27.29	45.4%	60.07
South Atlantic	4,038	23.17	54.4%	42.57	4,038	26.33	61.4%	42.89
East South Central	1,070	26.41	50.7%	52.05	1,070	27.21	50.4%	53.97
West South Central	456	25.86	55.3%	46.72	456	26.05	58.5%	44.51

Total Same Store	9,992	$24.85	52.8%	$47.04	9,992	$27.14	57.4%	$47.25

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Maine and Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Alabama, Kentucky and Tennessee
West South Central	Arkansas and Louisiana

*	Same Store reflects 115 hotels (excluding Held For Sale hotels). The same store includes ten hotels acquired as of January 2, 2008.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended March 31, 2009 and 2008, were as follows:

		Three months ended March 31, 2009				Three months ended March 31, 2008
Same Store * Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B**
Comfort Inn/ Comfort Suites	1,732	$32.16	48.4%	$66.38	1,732	$36.13	52.6%	$68.62
Hampton Inn	135	42.13	54.7%	77.04	135	48.01	63.8%	75.21
Holiday Inn Express	125	44.29	65.8%	67.31	125	40.69	62.1%	65.50
Other Midscale (1)	291	36.23	62.3%	58.17	291	40.32	63.3%	63.67

Total Midscale w/o F&B**	2,283	33.93	51.5%	65.85	2,283	37.62	55.2%	68.16

Economy
Days Inn	1,146	24.86	47.7%	52.15	1,146	24.33	49.9%	48.78
Super 8	3,474	24.53	53.6%	45.74	3,474	25.93	56.7%	45.74
Other Economy (2)	350	30.35	49.8%	60.99	350	33.46	52.0%	64.34
Masters Inn	1,514	18.58	51.4%	36.16	1,514	22.46	59.0%	38.08

Total Economy	6,484	23.51	51.8%	45.35	6,484	25.25	55.8%	45.28

Total Midscale/Economy	8,767	26.22	51.8%	50.67	8,767	28.47	55.6%	51.19

Extended Stay (3)	1,225	15.00	60.4%	24.82	1,225	17.59	70.4%	24.97

Total Same Store	9,992	$24.85	52.8%	$47.04	9,992	$27.14	57.4%	$47.25

	1 Includes Ramada Limited, Baymont Inn and Sleep Inn brands
	2 Includes Guesthouse Inn and independent hotels
	3 Includes Savannah Suites and Tara Inn
*	Same Store reflects 115 hotels (excluding Held For Sale hotels). The same store includes ten hotels acquired as of January 2, 2008.
**	“w/o F&B” indicates without food and beverage

Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in the those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company. FSAB staff position FAS157-2 deferred application of FAS 157 with respect to non-financial assets and liabilities to fiscal years beginning after November 15, 2008. Adoption on January 1, 2009 did not have a material effect on the Company.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The objective of the guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption on January 1, 2009 impacts the Company’s accounting for future acquisitions and related transaction costs.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), effective for fiscal years beginning on or after December 15, 2008. The Company has adopted FAS 160 effective January 1, 2009. Per FAS 160, noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Under FAS 160, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

However, per FASB Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

The consolidated results of the Company include the following ownership interests held by owners other than the Company: the common units in the Operating Partnership held by a third party (1,235,806 at March 31, 2009), and the preferred units in the Operating Partnership held by third parties (177,786 at March 31, 2009).

Regarding the common units in the Operating Partnership, the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

settlement at redemption. The Company has determined that these interests are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to the noncontrolling interest is included in net income or loss in the consolidated statements of operations.

Regarding the preferred units in the Operating Partnership, in certain circumstances, redemption of the units could result in a net cash settlement outside the control of the Company. Accordingly, consistent with EITF D-98, the Company will continue to record this noncontrolling interest outside of permanent equity in the consolidated balance sheets. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected this interest at its redemption value as of March 31, 2009 and December 31, 2008.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s market risk exposure subsequent to December 31, 2008.

Item 4. CONTROLS AND PROCEDURES

Evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. No changes in the Company’s internal control over financial reporting occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5.	Other Information

Summary Financial Data

The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the consolidated statements of operations and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Part II. OTHER INFORMATION, CONTINUED:

Item 5. Other Information

(In thousands, except per share and statistical data)
	Three months ended March 31,
	2009	2008
Loss from continuing operations before income taxes	$(3,147)	$(1,715)

Net loss attributable to common shareholders	$(2,707)	$(1,079)

Earnings per share from continuing operations - basic	$(0.12)	$(0.06)

Earnings per share from discontinued operations - basic	$(0.01)	$0.01

Earnings per share - basic	$(0.13)	$(0.05)

Earnings per share - diluted	$(0.13)	$(0.05)

Adjusted EBITDA (1)	$3,372	$5,635

FFO attributable to common shareholders (2)	$1,070	$2,498

FFO per share - basic	0.05	0.12

FFO per share - diluted	0.05	0.12

Net cash flow:
Provided by operating activities	$1,955	$5,086
Provided by (used in) investing activities	$360	$(25,597)
Provided by (used in) financing activities	$(2,121)	$21,190

Weighted average number of shares outstanding for:
calculation of earnings per share - basic	20,925	20,701

calculation of earnings per share - diluted	20,925	20,701

Weighted average number of shares outstanding for:
calculation of FFO per share - basic	20,925	20,701

calculation of FFO per share - diluted	20,925	22,347

RECONCILIATION OF WEIGHTED AVERAGE NUMBER OF SHARES FOR EPS DILUTED TO FFO PER SHARE DILUTED:
EPS diluted shares	20,925	20,701
Common stock issuable upon exercise or conversion of:
Options	—	1
Series A Preferred Stock	—	1,645

FFO per share diluted shares	20,925	22,347

Part II. OTHER INFORMATION, CONTINUED:

Item 5. Other Information

(In thousands, except per share and statistical data)
	Three months ended March 31,
	2009	2008
RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA
Net loss attributable to common shareholders	$(2,707)	$(1,079)
Interest, including disc ops	3,123	3,660
Income tax benefit, including disc ops	(1,043)	(698)
Depreciation and amortization, including disc ops	3,717	3,579

EBITDA	3,090	5,462
Noncontrolling interest	(87)	(13)
Preferred stock dividends	369	186

Adjusted EBITDA (1)	$3,372	$5,635

RECONCILIATION OF NET LOSS TO FFO
Net loss attributable to common shareholders	$(2,707)	$(1,079)
Depreciation and amortization, including disc ops	3,717	3,579
Net (gain) loss on disposition of assets	60	(2)

FFO attributable to common shareholders (2)	$1,070	$2,498

ADDITIONAL INFORMATION
Average Daily Rate	$47.04	$47.25
Revenue Per Available Room	$24.85	$27.14
Occupancy	52.8%	57.4%

Part II. OTHER INFORMATION, CONTINUED:

Item 5. Other Information

Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though Adjusted EBITDA also does not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we also add back preferred stock dividends and noncontrolling interests, which are cash charges.

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

Supertel Hospitality, Inc., and Subsidiaries

Item 6. Exhibits

Exhibit No.	Description
10.1	First Amendment to Amended and Restated Loan Agreement dated February 4, 2009 between Supertel Hospitality, Inc. and Great Western Bank

10.2	Global Amendment and Consent dated as of March 16, 2009 by and between General Electric Capital Corporation, Supertel Limited Partnership and SPPR-South Bend, LLC

10.3	Unconditional Guaranties of Payment and Performance dated March 16, 2009 of Supertel Hospitality, Inc. and Supertel Hospitality REIT Trust for the benefit of General Electric Capital Corporation

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

Supertel Hospitality, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Kelly A. Walters
Kelly A. Walters
President and Chief Executive Officer

Dated this 7th day of May, 2009

By:	/s/ Donavon A. Heimes
Donavon A. Heimes
Chief Financial Officer and Secretary

Dated this 7th day of May, 2009