Form 10-Q
period 2009-06-30
SUPERTEL HOSPITALITY INC
filed 2009-08-07
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34087

SUPERTEL HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

As of July 27, 2009, there were 21,880,017 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Investments in hotel properties	$381,583	$380,604
Less accumulated depreciation	88,409	81,549

	293,174	299,055

Cash and cash equivalents	750	712
Accounts receivable	2,375	2,401
Prepaid expenses and other assets	4,937	2,903
Deferred financing costs, net	1,495	1,580
Investment in hotel properties, held for sale, net	12,155	14,826

	$314,886	$321,477

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$13,934	$13,697
Debt related to hotel properties held for sale	9,442	10,849
Long-term debt	188,453	191,957

	211,829	216,503

Redeemable noncontrolling interest in consolidated partnership, at redemption value	1,778	1,778
Redeemable preferred stock Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

EQUITY
Shareholders’ equity
Preferred stock, 40,000,000 shares authorized; Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
Common stock, $.01 par value, 100,000,000 shares authorized; 21,880,017 and 20,924,677 shares outstanding	219	209
Additional paid-in capital	119,693	112,804
Distributions in excess of retained earnings	(27,353)	(25,551)

Total shareholders’ equity	92,567	87,470
Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $510 and $2,101	1,050	8,064

Total equity	93,617	95,534

COMMITMENTS AND CONTINGENCIES
	$314,886	$321,477

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Room rentals and other hotel services	$27,889	$31,812	$50,955	$57,339

EXPENSES
Hotel and property operations	19,936	21,806	38,573	41,432
Depreciation and amortization	3,594	3,455	7,190	6,741
General and administrative	1,047	1,040	2,018	1,996

	24,577	26,301	47,781	50,169

EARNINGS BEFORE NET GAIN (LOSS) ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE AND INCOME TAXES	3,312	5,511	3,174	7,170

Net gain (loss) on dispositions of assets	(49)	(1)	(116)	1
Other income	34	32	72	63
Interest expense	(3,145)	(3,193)	(6,125)	(6,600)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	152	2,349	(2,995)	634

Income tax (expense) benefit	49	(309)	1,006	353

INCOME (LOSS) FROM CONTINUING OPERATIONS	201	2,040	(1,989)	987

Earnings from discontinued operations	1,142	277	907	424

NET INCOME (LOSS)	1,343	2,317	(1,082)	1,411

Noncontrolling interest	(69)	(194)	17	(181)

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	1,274	2,123	(1,065)	1,230

Preferred stock dividends	(369)	(236)	(737)	(422)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$905	$1,887	$(1,802)	$808

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations	$(0.01)	$0.08	$(0.12)	$0.02

EPS from discontinued operations	$0.05	$0.01	$0.04	$0.02

EPS Basic and Diluted	$0.04	$0.09	$(0.08)	$0.04

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,082)	$1,411
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,311	7,320
Amortization of intangible assets and deferred financing costs	264	269
Gain on dispositions of assets	(964)	(1)
Amortization of stock option expense	—	2
Writedown to fair value related to held for sale assets	150	—
Deferred income taxes	(1,057)	(364)
Changes in operating assets and liabilities:
(Increase) decrease in assets	(957)	422
Increase in liabilities	2,015	4,475

Net cash provided by operating activities	5,680	13,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(1,548)	(5,888)
Acquisition and development of hotel properties	—	(22,903)
Proceeds from sale of hotel assets	3,603	6

Net cash (used in) provided by investing activities	2,055	(28,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(178)	(165)
Principal payments on long-term debt	(16,360)	(12,273)
Proceeds from long-term debt, net	11,449	26,396
Distributions to noncontrolling interest	(197)	(423)
Preferred stock offering	—	7,684
Dividends paid to common shareholders	(1,674)	(5,280)
Dividends paid to preferred shareholders	(737)	(422)

Net cash (used in) provided by financing activities	(7,697)	15,517

Increase in cash and cash equivalents	38	266
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	712	1,166

CASH AND CASH EQUIVALENTS, END OF PERIOD	$750	$1,432

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$6,200	$6,918

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared common	—	5,303
Dividends declared preferred	737	422
Dividends declared common units	—	315

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 111 properties with the exception of furniture, fixtures and equipment on 81 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in Supertel Limited Partnership and at June 30, 2009 owned approximately 98% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At June 30, 2009, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC.

As of June 30, 2009, the Company owned 121 limited service hotels and one office building. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels, Inc (“Royco Hotels”), and HLC Hotels Inc. (“HLC”).

The hotel management agreement, as amended, between TRS Lessee and Royco Hotels, the manager of 106 of the Company’s hotels, provides for Royco Hotels to operate and manage the hotels through December 31, 2011, with extension to December 31, 2016 upon achievement of average annual net operating income of at least 10% of the Company’s investment in the hotels. Under the agreement, Royco Hotels receives a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increase above thresholds that range from up to $75 million to over $100 million, and, an annual incentive fee of 10% of up to the first $1 million of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1 million.

Supertel Limited Partnership owns 16 hotels which are operated under the Masters Inn name. TRS, the lessee of the hotels, entered into a management agreement with HLC, an affiliate of the sellers of 15 of the hotels. The management agreement, as amended, provides for HLC to operate and manage 15 of the hotels through December 31, 2011 and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of June 30, 2009, the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and the consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation, including changes resulting from the adoption of FAS 160 on January 1, 2009 as discussed later in the notes.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

During the three months ended March 31, 2009, Level 3 inputs were used to determine an impairment loss of $150,000 for two hotels held for sale. There has been no additional impairment loss recognized for the three months ended June 30, 2009. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us to determine the estimated selling price. The estimated selling costs are based on our experience with similar asset sales.

Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position on SFAS 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion 28, “Interim Financial Reporting”, entitled “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS 107 by requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and APB 28 by requiring disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Disclosures about fair value of financial instruments are based on pertinent information available to management as of the valuation date. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2009, the carrying value and estimated fair value of the Company’s debt was $188.5 million and $190.8 million, respectively. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $192.0 million and $196.2 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Hotel Properties Held for Sale and Discontinued Operations

In accordance with SFAS 144, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations. The basic and diluted earnings per common share for the sales of properties are not material. Gains, losses and impairment losses for both continuing and discontinued operations are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Continuing Operations
Sale of properties	$—	$—	$—	$—
Impairment losses	—	—	—	—
Gain (loss) on sale of assets	(49)	(1)	(116)	1

	(49)	(1)	(116)	1

Discontinuing Operations
Sale of properties	$1,073	$—	$1,080	$—
Impairment losses	—	—	(150)	—
Gain (loss) on sale of assets	—	—	—	—

	1,073	—	930	—

Total	$1,024	$(1)	$814	$1

During the three months ended March 31, 2009 the Company had identified eight hotels that it intends to sell and that met the Company’s criteria to be classified as held for sale (the “Sale Hotels”). Two of the Sale Hotels were sold during the six months ended June 30, 2009, one in each quarter of 2009 with the Company recognizing a gain on sale of approximately $1.1 million and $7,000 for quarter ended June 30, 2009 and March 31, 2009, respectively. Two of the Sale Hotels have an impairment loss recognized during the three months ended March 31, 2009, in the amount of $150,000, with no additional impairment loss recognized during the three months ended June 30, 2009. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.

The operating results of the hotels held for sale and sold are included in discontinued operations and are summarized below. The operating results for the three months ended June 30, 2009 include the six hotels held for sale and the one hotel that was sold in May of 2009. The operating results for the three months ended June 30, 2008 include the six hotels held for sale, the one hotel sold in May of 2009 and one

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

hotel sold in March of 2009 and the two hotels sold in December 2008. The operating results for the six months ended June 30, 2009 include the six hotels held for sale, one hotel sold in May of 2009 and one hotel sold in March of 2009. The operating results for the six months ended June 30, 2008 include the six hotels held for sale, one hotel sold in May of 2009, one hotel sold in March of 2009 and two sold in December 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$1,357	$2,832	$2,665	$5,281
Hotel and property operations expenses	(1,116)	(1,996)	(2,338)	(3,788)
Interest expense	(138)	(248)	(281)	(501)
Depreciation expense	—	(286)	(121)	(579)
Net gain on disposition of assets	1,073	—	1,080	—
Impairment loss	—	—	(150)	—
Income tax (expense) benefit	(34)	(25)	52	11

	$1,142	$277	$907	$424

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2009 and 2008

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

(dollars in thousands, except share data)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic and Diluted Earnings per Share Calculation:

Numerator:
Net earnings (loss) available to common shareholders:
Continuing operations	$(237)	$1,610	$(2,709)	$384
Discontinued operations earnings (loss)	1,142	277	907	424

Net earnings (loss) attributable to common shareholders - total	$905	$1,887	$(1,802)	$808

Denominator:
Weighted average number of common shares - basic	21,812,062	20,826,079	21,370,821	20,763,583
Weighted average number of common shares - diluted	21,812,062	20,826,079	21,370,821	20,764,314

Basic and Diluted Earnings Per Common Share:
Net earnings (loss) attributable to common shareholders per weighted average common share:
Continuing operations - basic	$(0.01)	$0.08	$(0.12)	$0.02
Continuing operations - diluted	(0.01)	0.08	(0.12)	0.02
Discontinued operations - basic	0.05	0.01	0.04	0.02
Discontinued operations - diluted	0.05	0.01	0.04	0.02

Total - Basic	$0.04	$0.09	$(0.08)	$0.04

Total - Diluted	$0.04	$0.09	$(0.08)	$0.04

Noncontrolling Interest of Common and Preferred Units in SLP

At June 30, 2009 and 2008 there were 280,466 and 1,235,806, respectively, of SLP common operating units outstanding held by the limited partners. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). During the second quarter of 2009, 955,340 common operating units were converted into 955,340 shares of common stock. In addition, the 177,786 and 195,610 shares of SLP preferred operating units held by the limited partners, as of June 30, 2009 and 2008, respectively, are antidilutive.

Preferred Stock of SHI

There were 803,270 and 826,089 shares, respectively, of Series A Convertible Preferred Stock that remained outstanding at June 30, 2009 and 2008. There were 98,400 shares of Series A Convertible Preferred Stock converted into 174,168 shares of common stock during the three months ended June 30, 2008. There were 105,937 shares of Series A Convertible Preferred Stock converted into 187,508 shares of common stock during the six months ended June 30, 2008. The convertible provision of the Series A Convertible Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, is antidilutive for the earnings per share computation for the three and six months ended June 30, 2009 and 2008.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

At June 30, 2009 and 2008 there were 332,500 shares of Series B preferred stock outstanding. There is no convertible provision for Series B, therefore, there is no dilutive effect on earnings per share.

Stock Options

The potential common shares represented by outstanding stock options for the three and six months ended June 30, 2009 totaled 192,143 all of which are assumed to be purchased with proceeds from the exercise of stock options and are antidilutive.

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

On May 21, 2009, the Company paid in full the $1.2 million loan with Susquehanna Bank, from a portion of the Gettysburg, PA hotel (Holiday Inn Express) sale proceeds.

We are required to comply with certain financial covenants for some of our lenders. As of June 30, 2009, we either were in compliance with the financial covenants or obtained waivers for non-compliance (as discussed below). As a result, we are not in default of any of our loans.

Our credit facilities with Great Western Bank require that we maintain a consolidated debt service coverage ratio (as defined in the loan agreement) of at least 1:50 to 1. As of June 30, 2009, the ratio was 1:49 to 1. We received a waiver of non compliance with this covenant.

Our credit facility with Wells Fargo Bank requires us to maintain a consolidated loan to value ratio that does not exceed 65%. As of June 30, 2009, the ratio was 68.05%. The credit facility also requires us to maintain a minimum consolidated fixed charge coverage ratio (as defined in the loan agreement) of not less than 1:30 to 1. As of June 30, 2009, this ratio was 1.27 to 1. The company received a waiver of non compliance for both of these covenants by Wells Fargo Bank.

Stock-Based Compensation

Options

The Company has a 2006 Stock Plan (the “Plan”) which has been approved by the Company’s shareholders. The Plan authorized the grant of stock options, stock appreciation rights, restricted stock and stock bonuses for up to 200,000 shares of common stock. At the annual shareholders meeting on May 28, 2009, the shareholders of Supertel Hospitality, Inc. approved an amendment to the Supertel 2006 Stock Plan. The amendment increases the maximum number of shares reserved for issuance under the plan from 200,000 to 300,000 and changes the definition of fair market value to mean the closing price of Supertel common stock with respect to future awards under the plan.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the six months ended June 30, 2008 for share-based compensation related to employees and directors was $2,100.

Income Taxes

The components of a TRS income tax (expense) benefit were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Federal
Deferred	$12	$(268)	$848	$308
State & Local
Deferred	3	(66)	210	56

Total income tax (expense) benefit	$15	$(334)	$1,058	$364

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following difference (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
“Expected” federal tax (expense) benefit at 34%	$13	$(291)	$922	$302
State income tax (expense) benefit, net of federal income tax effect	2	(44)	139	37
Other (expense) benefit, net	—	1	(3)	25

Total income tax (expense) benefit	$15	$(334)	$1,058	$364

The TRS has estimated its income tax benefit using a combined federal and state rate of 39%. As of June 30, 2009, TRS had a deferred tax asset of $2.3 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2023. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent year cannot be reasonably estimated.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

Noncontrolling Interest in Redeemable Preferred Units

At June 30, 2009, 177,786 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The redemption value for the Preferred OP Units is $1.8 million for June 30, 2009. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. The Preferred OP Units are convertible by the holders into Common operating units (“Common OP Units”) on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. Distributions to holders of Preferred OP Units have priority over distributions to holders of Common OP Units. There were no Preferred OP Units redeemed during the three months ending June 30, 2009. The Company has agreed to allow the redemption of the 109,615 Preferred OP Units at any time until October 2009, subject to a 60-day notification period.

Noncontrolling Interest Reconciliation of Common and Preferred Units

(in thousands)	Preferred Redeemable noncontrolling Interest	Common Noncontrolling Interest	Total Noncontrolling Interest
Balance @ 3/31/09	$1,778	$7,928	$9,706
Partner Distribution	(48)	—	(48)
Conversion of OP units	—	(6,899)	(6,899)
Noncontrolling Interest Expense	48	21	69
Other	—	—	—

Balance @ 6/30/09	$1,778	$1,050	$2,828

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

Equity Reconciliation of Parent and Noncontrolling Interest

(in thousands)	Preferred Shares Par Value	Preferred Stock Warrants	Common Shares Par Value	Additional Paid-in Capital	Distribution in Excess Accumulated Earnings	Net Shareholders Equity	Noncontrolling Interest in Consolidated Partnerships	Total Equity
Balance @ 3/31/09	$8	$—	$209	$112,804	$(28,258)	$84,763	$7,928	$92,691
Noncontrolling interest	—	—	—	—	—	—	21	21
Conv of Common NICP	—	—	10	6,889	—	6,899	(6,899)	—
Preferred Dividends	—	—	—	—	(369)	(369)	—	(369)
Net Income Attributable to Controlling Interest	—	—	—	—	1,274	1,274	—	1,274

Balance @ 6/30/09	$8	$—	$219	$119,693	$(27,353)	$92,567	$1,050	$93,617

Series B Redeemable Preferred Stock

At June 30, 2009 there were 332,500 shares of 10.0% Series B preferred stock outstanding. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share. Underwriting and other costs of the offering totaled approximately $0.6 million to the Company. The proceeds were used by the Company to pay an $8.5 million bridge loan with General Electric Capital Corporation.

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

The Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares, unless it has also paid (or set aside for payment) the full cumulative distributions on the preferred shares for the current and all past dividend periods. The Series B preferred stock has no stated maturity and is not subject to any sinking fund or mandatory redemption (except as described below).

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

The Series B preferred stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock). The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At June 30, 2009, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Adoption of New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“FAS 165”). FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for financial periods ending after June 15, 2009. The Company is adhering to the requirements of FAS 165 starting in the second quarter of 2009.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

The consolidated results of the Company include the following ownership interests held by owners other than the Company: the common units in the Operating Partnership held by third parties (280,466 at June 30, 2009), and the preferred units in the Operating Partnership held by third parties (177,786 at June 30, 2009).

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

Regarding the preferred units in the Operating Partnership, in certain circumstances, redemption of the units could result in a net cash settlement outside the control of the Company. Accordingly, consistent with EITF D-98, the Company will continue to record this noncontrolling interest outside of permanent equity in the consolidated balance sheets. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected this interest at its redemption value as of June 30, 2009 and December 31, 2008.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement No.168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“FAS 168”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FAS 168 is not expected to have a material impact on the Company’s financial statements.

Subsequent Event

On July 20, 2009, we sold our Masters Inn in Kissimmee, FL (116 rooms) for approximately $1.6 million with a nominal net gain. These funds were used to reduce the Company’s borrowings from GE Capital.

The Company has disclosed the following subsequent events in accordance with FAS 165. Subsequent events have been evaluated through August 6, 2009, the date the financial statements were issued.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Results for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be attained in the future.

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

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of June 30, 2009 we owned 121 hotels in 24 states. Our hotels operate under several national and independent brands.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our significant events for the six months ended June 30, 2009 include:

•	On March 20, 2009, we sold our Super 8 hotel located in Charles City, IA with a total of 43 rooms. The sale price was approximately $1.1 million;

•

On May 6, 2009, the Company borrowed $10 million (fixed rate of 5.5%) from the previously unused $10 million loan facility available with Great Western Bank and used a portion of the borrowings to repay in full the FNBO $9.0 million mortgage loan (fixed rate 8.4%);

•

On May 21, 2009, we sold our Holiday Inn Express in Gettysburg, PA with a total of 51 rooms. The sale price was approximately $2.6 million and a portion of the proceeds were used to pay in full the $1.2 million loan with Susquehanna Bank; and

•	On July 20, 2009, we sold our Masters Inn in Kissimmee, FL (116 rooms) for approximately $1.6 million and used the proceeds to reduce our borrowings with GE Capital.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnerships, Supertel Limited Partnership and E & P Financing Limited Partnership, limited partnerships, limited liability companies or other subsidiaries of our operating partnerships. We currently own, indirectly, an approximate 98% general partnership interest in Supertel Limited Partnership and a 100% partnership interest in E & P Financing Limited Partnership.

As of June 30, 2009, we owned 121 limited service hotels and one office building. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels Inc (Royco Hotels) and HLC Hotels Inc. (HLC). Royco Hotels is the manager of 106 of our hotels and HLC is the manager of 15 of our hotels.

Overview of Discontinued Operations

The condensed consolidated statements of operations for discontinued operations for the three and six months ended June 30, 2009 and 2008 include the results of operations for the six hotels classified as held for sale at June 30, 2009, as well as all properties that have been sold during 2009 and 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

The assets held for sale at June 30, 2009 and 2008 are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of June 30, 2009 remain properly classified in accordance with SFAS No. 144.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the three months ended March 31, 2009, we recorded impairment charges of $150,000 on assets held for sale, with no additional impairment loss recorded during the three months ended June 30, 2009. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.

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

General

The discussion that follows is based primarily on the consolidated financial statements of the three and six months ended June 30, 2009 and 2008, and should be read along with the consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s 121 and 125 hotels as of June 2009 and 2008, respectively.

Results of Operations

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008

Operating results are summarized as follows (in thousands):

	Three months ended June 30, 2009			Three months ended June 30, 2008			Continuing Operations Variance
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Revenues	$27,889	$1,357	$29,246	$31,812	$2,832	$34,644	$(3,923)
Hotel and property operations expenses	(19,936)	(1,116)	(21,052)	(21,806)	(1,996)	(23,802)	1,870
Interest expense	(3,145)	(138)	(3,283)	(3,193)	(248)	(3,441)	48
Depreciation and amortization expense	(3,594)	—	(3,594)	(3,455)	(286)	(3,741)	(139)
General and administrative expenses	(1,047)	—	(1,047)	(1,040)	—	(1,040)	(7)
Net gain (loss) on dispositions of assets	(49)	1,073	1,024	(1)	—	(1)	(48)
Other income	34	—	34	32	—	32	2
Impairment loss	—	—	—	—	—	—	—
Income tax (expense) benefit	49	(34)	15	(309)	(25)	(334)	358

Net income (loss)	$201	$1,142	$1,343	$2,040	$277	$2,317	$(1,839)

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, decreased $3.9 million or 12.3%, which was primarily due to decreased occupancy resulting from unfavorable economic conditions. We refer to our entire portfolio as limited

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

service hotels which we further describe as midscale without food and beverage hotels, economy hotels and extended stay hotels. The same store portfolio used for comparison of the second quarter of 2009 over the same period of 2008 consists of the 115 hotels owned by the Company as of April 1, 2008 (excluding Held For Sale hotels). Our 30 same store midscale without food and beverage hotels reflected an average daily rate (“ADR”) decrease of 4.4% to $69.53, a decrease in occupancy of 10.5% and a revenue per available room (“RevPAR”) decrease of 14.4% to $41.61 for the second quarter of 2009 over the same period of 2008. Our 77 same store economy hotels reflected an ADR decrease of 2.1% to $46.90, a 10.2% decrease in occupancy and a RevPAR decrease of 12.0% to $28.19 for the second quarter of 2009 over the same period of 2008. Our eight same store extended stay properties reflected an ADR decrease of 1.7% to $25.05. Occupancy for the eight same store extended stay properties stayed essentially flat at 65.0%, and RevPAR decreased 2.5% to $16.27. During the second quarter of 2009 compared to the year ago period, ADR for the entire 115 same store hotel portfolio decreased 3.5% to $49.13 and RevPAR decreased 12.2% to $29.79. The occupancy for all same store hotels for the three months ended June 30, 2009 decreased 9.1% from that of the year ago period.

During the second quarter of 2009, hotel and property operations expenses from continuing operations decreased $1.9 million. The decline resulted primarily from lower occupancy levels, with payroll expense down $0.4 million, hotel franchise related expenses down $0.5 million, room and office supplies down $0.3 million, utilities expense down $0.2 million, management fees down $0.2 million, and miscellaneous expenses down $0.3 million.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations did not experience a material change compared to the year ago period. The depreciation and amortization expense from continuing operations increased $0.1 million for the three months ended June 30, 2009 compared to the year ago period. The general and administrative expense from continuing operations for the same period did not experience a material change compared to the year ago period.

Impairment loss

There was no impairment charge recorded for the second quarter of 2009 or 2008.

Dispositions

In the second quarter of 2009, we recognized a net gain on the disposition of assets of approximately $1.0 million. This primarily resulted from the sale of a Holiday Inn Express in Gettysburg, PA, with an offsetting $49,000 loss occurring from normal operations.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from our taxable subsidiary, the TRS Lessee. Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 39%. The tax benefit is a result of TRS Lessee’s loss for the three months ended June 30, 2009. The income tax will vary based on the taxable earnings or loss of the TRS Lessee.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The income tax benefit from continuing operations was $49,000 compared to an expense of $309,000 in the year ago period, due to a decrease in income by the TRS.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

Operating results are summarized as follows (in thousands):

	2009			2008			Continuing Operations Variance
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Revenues	$50,955	$2,665	$53,620	$57,339	$5,281	$62,620	$(6,384)
Hotel and property operations expenses	(38,573)	(2,338)	(40,911)	(41,432)	(3,788)	(45,220)	2,859
Interest expense	(6,125)	(281)	(6,406)	(6,600)	(501)	(7,101)	475
Depreciation and amortization expense	(7,190)	(121)	(7,311)	(6,741)	(579)	(7,320)	(449)
General and administrative expenses	(2,018)	—	(2,018)	(1,996)	—	(1,996)	(22)
Net gain (loss) on dispositions of assets	(116)	1,080	964	1	—	1	(117)
Other income	72	—	72	63	—	63	9
Impairment Loss	—	(150)	(150)	—	—	—	—
Income tax benefit	1,006	52	1,058	353	11	364	653

Net income (loss)	$(1,989)	$907	$(1,082)	$987	$424	$1,411	$(2,976)

Revenues and Operating Expenses

Revenues from continuing operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, decreased $6.4 million or 11.1%, which was primarily due to decreased occupancy resulting from unfavorable economic conditions. The same store portfolio used for comparison of the six months of 2009 over the same period of 2008 consists of the 105 hotels owned by the Company as of January 1, 2008 (excluding Held For Sale hotels), and ten properties purchased January 2, 2008. Our 30 same store midscale without food and beverage hotels reflected an average daily rate (“ADR”) decrease of 4.0% to $67.84, a decrease in occupancy of 8.7% and a revenue per available room (“RevPAR”) decrease of 12.3% to $37.79. Our 77 same store economy hotels reflected an ADR decrease of 1.1% to $46.19, an 8.6% decrease in occupancy and a RevPAR decrease of 9.7% to $25.86 for the first six months of 2009 over the same period of 2008. Our eight same store extended stay properties reflected an ADR decrease of 1.1% to $24.94, a decrease in occupancy of 7.8% and a RevPAR decrease of 8.8% to $15.64. During the first six months of 2009 compared to the year ago period, ADR for the entire 115 same store hotel portfolio decreased 2.1% to $48.16 and RevPAR decreased 10.5% to $27.33. The occupancy for all same store hotels for the six months ended June 30, 2009 decreased 8.5% from that of the year ago period.

During the six months ended June 30, 2009, hotel and property operations expenses from continuing operations decreased $2.9 million. The decrease was driven by lower occupancy levels as well as increased cost control measures, with payroll expense down $0.8 million, hotel franchise related expenses down $0.6 million, room and office supplies down $0.5 million, utilities expense down $0.1 million, management fees down $0.3 million, and other expenses down $0.6 million.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations decreased by $0.5 million for the six months ended June 30, 2009 compared to the year ago period. The decrease was partially a result of the paydown of a bridge loan using proceeds from the sale of the Series B preferred stock; the remaining $0.2 million decrease was from regular debt principal paydown. The depreciation and amortization expense from continuing operations increased $0.4 million for the six months ended June 30, 2009 compared to the year ago period. This is primarily related to capital expenditures made on the hotels. The general and administrative expense from continuing operations for the same period did not experience a material change.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Impairment loss

During the six months ending June 30, 2009, we recorded an impairment charge of $150,000 on two hotels. There was no impairment charge recorded for the first six months of 2008.

Dispositions

During the six months ended June 30, 2009, the Company sold its interests in two hotels, recognizing a gain of approximately $1.1 million on one property and a $7,000 gain on the other. This was offset by a $0.1 million loss on the disposition of assets, due primarily to replacement of furniture and fixtures which were not fully depreciated.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from the TRS Lessee. The tax benefit is a result of TRS Lessee’s losses for the six months ended June 30, 2009 and the year ago period. The income tax benefit will vary based on the taxable earnings of the TRS Lessee.

The income tax benefit from continuing operations increased by approximately $653,000 during the six months ended June 30, 2009 compared to the year ago period, due to an increased loss by the TRS Lessee for the same period.

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

The Company is required to meet various financial covenants required by its existing lenders. In addition, approximately $9.5 million of the Company’s debt is scheduled to mature during the remainder of 2009.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Company’s management has prepared contingency plans for its liquidity requirements which include ongoing operations at reduced revenue levels from that of 2008 coupled with the sale of several of its hotels in 2009. The Company sold two hotels in the fourth quarter of 2008, the proceeds of which were used to reduce debt. During the first quarter of 2009 the Company identified eight hotels that it intended to sell. Two of these hotels were sold during the first half of 2009. A third hotel was sold in July 2009. The proceeds were used to reduce debt. We expect to sell the remaining five hotels during 2009.

We believe these transactions demonstrated that there is a market for our type of hotels. We have received numerous inquiries regarding some of our other hotels and we anticipate additional sales will occur when it makes economic sense to do so or conditions so dictate. Following the close of the first quarter, the Company paid off a $9.0 million 8.4 percent note payable to First National Bank of Omaha that was scheduled to mature in November 2009. The loan was refinanced using a $10 million facility provided by Great Western Bank. The new facility bears interest at 5.5 percent and matures in May 2012. The refinancing leaves approximately $1.0 million available for support of general operations and also unencumbered five continuing operations hotels from mortgage debt. The Company’s other outstanding near-term debt includes a $9.5 million note payable to Wells Fargo Bank in September 2009. The Company currently expects to either refinance the loan or retire the debt with funds from operations or sale of properties. If the Company’s future financial performance fails to meet these financial covenants, or the Company is unable to repay or refinance its debt as it becomes due then its lenders have the ability to take control of its encumbered hotel assets. If this were to happen, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to the meet the Company’s liquidity requirements.

The Company did not declare a common stock dividend for the 2009 first or second quarters. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy. The Company intends to continue to meet its dividend requirements to retain its REIT status. The Company believes it has the ability to repay its indebtedness when due from operations, sales of hotels and refinancings while at the same time continue to be a substantial owner of limited service and economy hotels.

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

Financing

At June 30, 2009, the Company had long-term debt of $188.5 million, consisting of notes and mortgages payable, with a weighted average term to maturity of 5.7 years and a weighted average interest rate of 6.0% (weighted average interest rate on variable debt 4.2% and fixed debt 6.7%). Aggregate annual principal payments for the remainder of 2009 and thereafter are as follows (in thousands):

Remainder of 2009	$11,819
2010	5,161
2011	19,066
2012	58,351
2013	4,580
Thereafter	89,476

$188,453

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Of the maturities in 2009, approximately $2.3 million consist of principal amortization on mortgage loans, which we expect to fund through cash flows from operations. The remaining single payment maturity as of June 30, 2009 is a $9.5 million balance on the revolving credit facility with Wells Fargo Bank, which we intend to refinance or repay using other financing, funds from operations or proceeds from sale of hotels.

We are required to comply with certain financial covenants for some of our lenders. As of June 30, 2009, we either were in compliance with the financial covenants or obtained waivers for non-compliance (as discussed below). As a result, we are not in default of any of our loans.

Our credit facilities with Great Western Bank require that we maintain a consolidated debt service coverage ratio (as defined in the loan agreement) of at least 1:50 to 1. As of June 30, 2009, the ratio was 1:49 to 1. We received a waiver of non compliance with this covenant.

Our credit facility with Wells Fargo Bank requires us to maintain a consolidated loan to value ratio that does not exceed 65%. As of June 30, 2009, the ratio was 68.05%. The credit facility also requires us to maintain a minimum consolidated fixed charge coverage ratio (as defined in the loan agreement) of not less than 1:30 to 1. As of June 30, 2009, this ratio was 1.27 to 1. The company received a waiver of non compliance for both of these covenants by Wells Fargo Bank.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

A summary of the Company’s long term debt as of June 30, 2009 is as follows (in thousands):

	Balance	Interest Rate	Maturity
Fixed Rate Debt
Lender
Great Western Bank	$13,810	5.50%	12/2011
Great Western Bank	9,977	5.50%	5/2012
Greenwich Capital Financial Products	33,105	7.50%	12/2012
Small Business Administration	99	6.71%	6/2013	(1)
Elkhorn Valley Bank	984	6.50%	4/2014
Citigroup Global Markets Realty Corp	13,850	5.97%	11/2015
GE Capital	35,712	6.67%	9/2016 - 3/2017
GE Capital	26,957	7.19%	6/2017	(1)
Wachovia Bank	10,201	7.38%	3/2020
Village Bank	2,343	7.57%	11/2024	(1)

Total Fixed Rate Debt	147,038

Variable Rate Debt
Lender
Wells Fargo	9,489	5.00%	9/2009
Great Western Bank	15,423	4.50%	2/2012
GE Capital	23,475	3.66%	2/2018
GE Capital	2,470	4.22%	2/2018

Total Variable Rate Debt	50,857

Subtotal debt	197,895

Less: debt related to hotel properties held for sale	9,442			(1)

Total Long-Term Debt	$188,453

(1)	Using proceeds from the sale of the hotels, the Company anticipates paying off in full the loans with the Village Bank and the Small Business Administration. The Company further anticipates paying approximately $7.0 million towards the retirement of GE Capital debt.

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

On May 21, 2009, we sold our Holiday Inn Express in Gettysburg, PA (51 rooms). The sale price was approximately $2.6 million and a portion of the proceeds were used to pay in full the $1.2 million loan with Susquehanna Bank (fixed rate 7.75%).

Additionally, on July 20, 2009, we sold our Masters Inn in Kissimmee, FL (116 rooms) for approximately $1.6 million and used the proceeds to reduce our borrowings with GE Capital.

Redemption of Noncontrolling Preferred and Common Operating Partnership Units

As of June 30, 2009 we owned, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 98% general partnership interest in Supertel Limited Partnership, through which we own 62 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 2% is held by limited partners. Limited partners hold, as of June 30, 2009, 280,466 common operating partnership units. A limited partner may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common units, at any time after a specified period following the date he or she acquired the common units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, at our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock. Limited partners also held 177,786 preferred operating partnership units as of June 30, 2009. The preferred units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Board of Directors authorized the issuance of 91,729 shares of common stock, $.01 par value per share, of the Company to a holder of common operating units of Supertel Limited Partnership on May 29, 2009 in exchange for 91,729 common limited partnership units of the Company’s operating partnership, Supertel Limited Partnership. The 91,729 common limited partnership units were previously issued in connection with the Company’s September 2005 purchase of the Sleep Inn located in Omaha, NE.

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

	Total	Payments Due by Period
Contractual Obligations		Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$246,592	$17,516	$45,237	$76,880	$106,959
Land leases	6,964	88	358	359	6,159

Total contractual obligations	$253,556	$17,604	$45,595	$77,239	$113,118

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

Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position on SFAS 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion 28, “Interim Financial Reporting”, entitled “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS 107 by requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and APB 28 by requiring disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Disclosures about fair value of financial instruments are based on pertinent information available to management as of the valuation date. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2009, the carrying value and estimated fair value of the Company’s debt was $188.5 million and $190.8 million, respectively. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $192.0 million and $196.2 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

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

Funds from Operations

The Company’s funds from operations (“FFO”) for the three months and six months ended June 30, 2009 were $3.5 million and $4.5 million, respectively, representing a decrease of $2.2 million and $3.6 million from FFO reported for the three and six months ended June 30, 2008, respectively. FFO is reconciled to net earnings (loss) as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net earnings (loss) attributable to common shareholders	$905	$1,887	$(1,802)	$808
Depreciation and amortization	3,594	3,741	7,311	7,320
Net (gain) loss on disposition of real estate assets	(1,024)	1	(964)	(1)

FFO available to common shareholders	$3,475	$5,629	$4,545	$8,127

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

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy, by region, for the three months ended June 30, 2009 and 2008, respectively. The comparisons of same store operations (excluding Held For Sale hotels) are for 115 hotels owned as of April 1, 2008.

Same Store* Region	Room Count	Three months ended June 30, 2009			Room Count	Three months ended June 30, 2008
		RevPAR	Occupancy	ADR		RevPAR	Occupancy	ADR
Mountain	214	$35.28	65.8%	$53.62	214	$41.52	79.3%	$52.38
West North Central	2,928	30.71	63.1%	48.70	2,928	34.15	69.7%	48.97
East North Central	1,081	36.84	60.7%	60.66	1,081	44.57	70.4%	63.29
Middle Atlantic/New England	205	38.01	56.8%	66.94	205	46.11	66.7%	69.16
South Atlantic	4,038	26.58	60.1%	44.25	4,038	30.73	65.7%	46.76
East South Central	1,070	31.19	58.0%	53.75	1,070	32.65	57.5%	56.77
West South Central	456	26.12	55.5%	47.09	456	29.84	63.0%	47.39

Total Same Store	9,992	$29.79	60.6%	$49.13	9,992	$33.94	66.7%	$50.89

States included in the Regions Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Maine and Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Alabama, Kentucky and Tennessee
West South Central	Arkansas and Louisiana

*	Same Store reflects 115 hotels (excluding Held For Sale hotels).

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended June 30, 2009 and 2008, were as follows:

Same Store* Brand	Room Count	Three months ended June 30, 2009			Room Count	Three months ended June 30, 2008
		RevPAR	Occupancy	ADR		RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B**
Comfort Inn/ Comfort Suites	1,732	$42.30	60.2%	$70.31	1,732	$49.62	67.0%	$74.07
Hampton Inn	135	48.09	64.4%	74.66	135	56.21	73.5%	76.45
Holiday Inn Express	125	47.91	72.6%	66.04	125	45.53	67.6%	67.34
Other Midscale (1)	291	31.82	50.5%	63.07	291	40.23	62.3%	64.63

Total Midscale w/o F&B**	2,283	41.61	59.8%	69.53	2,283	48.59	66.8%	72.73

Economy
Days Inn	1,146	31.64	58.7%	53.90	1,146	34.78	63.7%	54.60
Super 8	3,474	30.66	64.2%	47.78	3,474	34.46	71.6%	48.15
Other Economy (2)	350	27.86	45.0%	61.84	350	30.93	51.9%	59.57
Masters Inn	1,514	19.99	55.4%	36.11	1,514	24.68	62.1%	39.77

Total Economy	6,484	28.19	60.1%	46.90	6,484	32.04	66.9%	47.90

Total Midscale/Economy	8,767	31.68	60.0%	52.77	8,767	36.34	66.9%	54.35

Extended Stay (3)	1,225	16.27	65.0%	25.05	1,225	16.69	65.5%	25.48

Total Same Store	9,992	$29.79	60.6%	$49.13	9,992	$33.94	66.7%	$50.89

1 Includes Ramada Limited, Baymont Inn and Sleep Inn brands

2 Includes Guesthouse Inn and independent hotels

3 Includes Savannah Suites and Tara Inn

**	“w/o F&B” indicates without food and beverage

*	Same Store reflects 115 hotels (excluding Held For Sale hotels).

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The following table presents our RevPAR, ADR and Occupancy, by region, for the six months ended June 30, 2009 and 2008, respectively. The comparisons of same store operations (excluding Held For Sale hotels) are for 105 hotels owned as of January 1, 2008 and ten hotels acquired as of January 2, 2008.

Same Store* Region	Room Count	Six months ended June 30, 2009			Room Count	Six months ended June 30, 2008
		RevPAR	Occupancy	ADR		RevPAR	Occupancy	ADR
Mountain	214	$31.03	60.8%	$51.00	214	$36.43	73.3%	$49.69
West North Central	2,928	27.42	57.5%	47.69	2,928	29.93	62.4%	47.96
East North Central	1,081	33.71	56.1%	60.07	1,081	39.05	63.2%	61.83
Middle Atlantic/New England	205	32.23	50.6%	63.74	205	36.70	56.0%	65.48
South Atlantic	4,038	24.88	57.3%	43.46	4,038	28.53	63.6%	44.89
East South Central	1,070	28.81	54.4%	52.96	1,070	29.93	54.0%	55.47
West South Central	456	25.99	55.4%	46.91	456	27.94	60.7%	46.00

Total Same Store	9,992	$27.33	56.8%	$48.16	9,992	$30.54	62.1%	$49.20

States included in the Regions Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Maine and Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Alabama, Kentucky and Tennessee
West South Central	Arkansas and Louisiana

*	Same Store reflects 115 hotels (excluding Held For Sale hotels).

The same store includes ten hotels acquired as of January 2, 2008.

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the six months ended June 30, 2009 and 2008, were as follows:

Same Store* Brand	Room Count	Six months ended June 30, 2009			Room Count	Six months ended June 30, 2008
		RevPAR	Occupancy	ADR		RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	1,732	$37.26	54.3%	$68.57	1,732	$42.87	59.8%	$71.67
Hampton Inn	135	45.12	59.6%	75.75	135	52.11	68.7%	75.87
Holiday Inn Express	125	46.11	69.2%	66.64	125	43.11	64.9%	66.46
Other Midscale (1)	291	34.01	56.3%	60.38	291	40.28	62.8%	64.14

Total Midscale w/o F&B	2,283	37.79	55.7%	67.84	2,283	43.10	61.0%	70.66

Economy
Days Inn	1,146	28.27	53.2%	53.12	1,146	29.56	56.8%	52.04
Super 8	3,474	27.61	58.9%	46.86	3,474	30.20	64.1%	47.08
Other Economy (2)	350	29.10	47.4%	61.40	350	32.20	52.0%	61.96
Masters Inn	1,514	19.29	53.4%	36.14	1,514	23.57	60.5%	38.95

Total Economy	6,484	25.86	56.0%	46.19	6,484	28.64	61.3%	46.71

Total Midscale/Economy	8,767	28.97	55.9%	51.80	8,767	32.41	61.2%	52.92

Extended Stay (3)	1,225	15.64	62.7%	24.94	1,225	17.14	68.0%	25.21

Total Same Store	9,992	$27.33	56.8%	$48.16	9,992	$30.54	62.1%	$49.20

1 Includes Ramada Limited, Baymont Inn and Sleep Inn brands

2 Includes Guesthouse Inn and independent hotels

3 Includes Savannah Suites and Tara Inn

**	“w/o F&B” indicates without food and beverage

*	Same Store reflects 115 hotels (excluding Held For Sale hotels).

The same store includes ten hotels acquired as of January 2, 2008.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Adoption of New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“FAS 165”). FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for financial periods ending after June 15, 2009. The Company is adhering to the requirements of FAS 165 starting in the second quarter of 2009.

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

The consolidated results of the Company include the following ownership interests held by owners other than the Company: the common units in the Operating Partnership held by third parties (280,466 at June 30, 2009), and the preferred units in the Operating Partnership held by third parties (177,786 at June 30, 2009).

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Regarding the preferred units in the Operating Partnership, in certain circumstances, redemption of the units could result in a net cash settlement outside the control of the Company. Accordingly, consistent with EITF D-98, the Company will continue to record this noncontrolling interest outside of permanent equity in the consolidated balance sheets. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected this interest at its redemption value as of June 30, 2009 and December 31, 2008.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement No.168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“FAS 168”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FAS 168 is not expected to have a material impact on the Company’s financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk exposure subsequent to December 31, 2008.

Part I. FINANCIAL INFORMATION, CONTINUED:

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

Part II. OTHER INFORMATION:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Supertel Hospitality, Inc. authorized the issuance of 91,729 shares of common stock, $.01 par value per share, in exchange for 91,729 common limited partnership units of the Company’s operating partnership, Supertel Limited Partnership, in accordance with the Third Amended and Restated Agreement of Limited Partnership, as amended, of the partnership. The common limited partnership units were issued in 2005 in connection with the company’s purchase of a hotel. The issuance of these common shares was effected in reliance upon the exemption from registration under Section  4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2009 annual meeting of shareholders on Thursday, May 28, 2009. The vote for each matter voted upon at the meeting is set forth below.

Seven nominees were elected to serve as directors of the Company for an annual term by the following vote:

	For	Withheld
Paul J. Schulte	15,979,533	3,819,108
Steve H. Borgmann	15,949,861	3,848,780
Jeffrey M. Zwerdling	19,058,939	739,702
George R. Whittemore	18,463,948	1,334,693
Allen L. Dayton	19,466,892	331,749
Patrick J. Jung	17,134,817	2,663,824
William C. Latham	17,338,833	2,459,808

Amendment of the Company’s 2006 Stock Plan was approved by the following vote:

FOR	9,022,372
AGAINST	3,098,739
ABSTAIN	76,237
BROKER NON-VOTES	7,601,293

Shareholders ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2009 by the following vote:

FOR	19,608,233
AGAINST	160,119
ABSTAIN	30,289

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

(In thousands, except per share and statistical data)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Income (loss) from continuing operations before income taxes	$152	$2,349	$(2,995)	$634

Net income (loss) available to common shareholders	$905	$1,887	$(1,802)	$808

Earnings per share from continuing operations - basic	$(0.01)	$0.08	$(0.12)	$0.02

Earnings per share from discontinued operations - basic	$0.05	$0.01	$0.04	$0.02

Earnings per share - basic	$0.04	$0.09	$(0.08)	$0.04

Earnings per share - diluted	$0.04	$0.09	$(0.08)	$0.04

Adjusted EBITDA (1)	$8,205	$9,833	$11,577	$15,468

FFO attributable to common shareholders (2)	$3,475	$5,629	$4,545	$8,127

FFO per share - basic	0.16	0.27	0.21	0.39

FFO per share - diluted	0.16	0.26	0.21	0.38

Net cash flow:
Provided by operating activities	$3,725	$8,448	$5,680	$13,534
Provided by (used in) investing activities	$1,695	$(3,188)	$2,055	$(28,785)
Provided by (used in) financing activities	$(5,576)	$(5,673)	$(7,697)	$15,517

Weighted average number of shares outstanding for:
calculation of earnings per share - basic	21,812	20,826	21,371	20,764

calculation of earnings per share - diluted	21,812	20,826	21,371	20,764

Weighted average number of shares outstanding for:
calculation of FFO per share - basic	21,812	20,826	21,371	20,764

calculation of FFO per share - diluted	21,812	22,346	21,371	22,347

RECONCILIATION OF WEIGHTED AVERAGE NUMBER OF SHARES FOR EPS DILUTED TO FFO PER SHARE DILUTED:
EPS diluted shares	21,812	20,826	21,371	20,764
Common stock issuable upon exercise or conversion of:
Options	—	—	—	—
Series A Preferred Stock	—	1,520	—	1,583

FFO per share diluted shares	21,812	22,346	21,371	22,347

Part II. OTHER INFORMATION, CONTINUED:

Item 5. Other Information

(In thousands, except per share and statistical data)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA
Net income (loss) attributable to common shareholders	$905	$1,887	$(1,802)	$808
Interest, including disc ops	3,283	3,441	6,406	7,101
Income tax benefit, including disc ops	(15)	334	(1,058)	(364)
Depreciation and amortization, including disc ops	3,594	3,741	7,311	7,320

EBITDA	7,767	9,403	10,857	14,865
Noncontrolling interest	69	194	(17)	181
Preferred stock dividends	369	236	737	422

Adjusted EBITDA (1)	$8,205	$9,833	$11,577	$15,468

RECONCILIATION OF NET LOSS TO FFO
Net income (loss) attributable to common shareholders	$905	$1,887	$(1,802)	$808
Depreciation and amortization	3,594	3,741	7,311	7,320
Net (gain) loss on disposition of assets	(1,024)	1	(964)	(1)

FFO available to common shareholders (2)	$3,475	$5,629	$4,545	$8,127

ADDITIONAL INFORMATION
Average Daily Rate	$49.13	$50.89	$48.16	$49.20
Revenue Per Available Room	$29.79	$33.94	$27.33	$30.54
Occupancy	60.6%	66.7%	56.8%	62.1%

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though Adjusted EBITDA also does not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we also add back preferred stock dividends and noncontrolling interests, which are cash charges.

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

Part II. OTHER INFORMATION, CONTINUED:

Item 5. Other Information

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

Because this Quarterly Report on Form 10-Q is being filed within four business days after the applicable triggering events, the information below is being disclosed under this Item 5 instead of under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K.

The Company received waivers to certain of its financial covenants with certain of its lenders on August 6, 2009, as described in, and incorporated herein by reference from, Item 2 of this Quarterly Report on Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Dated this 6th day of August, 2009

By:	/s/ Donavon A. Heimes
Donavon A. Heimes
Chief Financial Officer and Secretary

Dated this 6th day of August, 2009

Supertel Hospitality, Inc., and Subsidiaries

Exhibits

Exhibit No.	Description

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer