Form 10-Q
period 2009-09-30
SUPERTEL HOSPITALITY INC
filed 2009-11-09
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 27, 2009, there were 21,880,017 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Investments in hotel properties	$379,583	$377,814
Less accumulated depreciation	91,501	81,383

	288,082	296,431

Cash and cash equivalents	413	712
Accounts receivable	2,652	2,401
Prepaid expenses and other assets	5,085	2,903
Deferred financing costs, net	1,336	1,580
Investment in hotel properties, held for sale, net	6,306	17,450

	$303,874	$321,477

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$12,218	$13,697
Mandatorily redeemable preferred noncontrolling interest in consolidated partnership	1,268	—
Debt related to hotel properties held for sale	3,986	12,665
Long-term debt	186,039	190,141

	203,511	216,503

Redeemable preferred noncontrolling interest in consolidated partnership, at redemption value	510	1,778
Redeemable preferred stock
Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

EQUITY
Shareholders’ equity
Preferred stock, 40,000,000 shares authorized; Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
Common stock, $.01 par value, 100,000,000 shares authorized; 21,880,017 and 20,924,677 shares outstanding.	219	209
Additional paid-in capital	119,693	112,804
Distributions in excess of retained earnings	(28,768)	(25,551)

Total shareholders’ equity	91,152	87,470
Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $603 and $2,101	1,039	8,064

Total equity	92,191	95,534

COMMITMENTS AND CONTINGENCIES
	$303,874	$321,477

See accompanying notes to consolidated financial statements.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited—in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES
Room rentals and other hotel services	$28,206	$31,937	$78,915	$88,971

EXPENSES
Hotel and property operations	21,299	22,315	59,626	63,466
Depreciation and amortization	3,549	3,517	10,677	10,217
General and administrative	1,120	954	3,138	2,949

	25,968	26,786	73,441	76,632

EARNINGS BEFORE NET GAIN (LOSS) ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE AND INCOME TAXES	2,238	5,151	5,474	12,339

Net gain (loss) on dispositions of assets	(43)	(1)	(159)	—
Other income	28	28	100	91
Interest expense	(3,079)	(3,114)	(9,154)	(9,671)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(856)	2,064	(3,739)	2,759

Income tax (expense) benefit	463	(158)	1,445	175

INCOME (LOSS) FROM CONTINUING OPERATIONS	(393)	1,906	(2,294)	2,934

Earnings (loss) from discontinued operations	(616)	357	203	741

NET INCOME (LOSS)	(1,009)	2,263	(2,091)	3,675

Noncontrolling interest	(38)	(175)	(21)	(356)

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	(1,047)	2,088	(2,112)	3,319

Preferred stock dividends	(368)	(369)	(1,105)	(792)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,415)	$1,719	$(3,217)	$2,527

NET EARNINGS (LOSS) PER COMMON SHARE—BASIC AND DILUTED
EPS from continuing operations	$(0.03)	$0.06	$(0.16)	$0.09

EPS from discontinued operations	$(0.03)	$0.02	$0.01	$0.03

EPS Basic and Diluted	$(0.06)	$0.08	$(0.15)	$0.12

See accompanying notes to consolidated financial statements.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,091)	$3,675
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,870	11,146
Amortization of intangible assets and deferred financing costs	428	409
Gain on dispositions of assets	(1,047)	2
Amortization of stock option expense	—	7
Writedown to fair value related to held for sale assets	843	—
Deferred income taxes	(1,506)	(189)
Changes in operating assets and liabilities:
(Increase) decrease in assets	(934)	1,200
Increase in liabilities	301	4,199

Net cash provided by operating activities	6,864	20,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(2,668)	(8,671)
Acquisition and development of hotel properties	—	(22,903)
Proceeds from sale of hotel assets	11,495	7

Net cash (used in) provided by investing activities	8,827	(31,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(184)	(165)
Principal payments on long-term debt	(24,913)	(16,544)
Proceeds from long-term debt, net	12,132	29,800
Distributions to noncontrolling interest	(246)	(635)
Common stock offering	—	(64)
Preferred stock offering	—	7,662
Dividends paid to common shareholders	(1,674)	(7,942)
Dividends paid to preferred shareholders	(1,105)	(792)

Net cash (used in) provided by financing activities	(15,990)	11,320

Increase (decrease) in cash and cash equivalents	(299)	202

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	712	1,166

CASH AND CASH EQUIVALENTS, END OF PERIOD	$413	$1,368

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$9,486	$10,173

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared common	—	7,971
Dividends declared preferred	1,105	792
Dividends declared common units	—	473

See accompanying notes to consolidated financial statements.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for Federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 107 properties with the exception of furniture, fixtures and equipment on 80 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in Supertel Limited Partnership and at September 30, 2009 owned approximately 98% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At September 30, 2009, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC.

As of September 30, 2009, the Company owned 117 limited service hotels and one office building. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels, Inc (“Royco Hotels”), and HLC Hotels Inc. (“HLC”).

The hotel management agreement, as amended, between TRS Lessee and Royco Hotels, the manager of 104 of the Company’s hotels, provides for Royco Hotels to operate and manage the hotels through December 31, 2011, with extension to December 31, 2016 upon achievement of average annual net operating income of at least 10% of the Company’s investment in the hotels. Under the agreement, Royco Hotels receives a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increase above thresholds that range from up to $75 million to over $100 million, and, an annual incentive fee of 10% of up to the first $1 million of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1 million.

Supertel Limited Partnership owns 14 hotels which are operated under the Masters Inn name. TRS, the lessee of the hotels, entered into a management agreement with HLC, an affiliate of the sellers of 13 of the hotels. The management agreement, as amended, provides for HLC to operate and manage 13 of the hotels through December 31, 2011 and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

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

Supertel Hospitality Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of September 30, 2009, the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

Fair Value Measurements

In April 2009, the FASB issued updated guidance which is included in FASB ASC Topic 820-10 Fair Value Measurements and Disclosures—Overall, requiring disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies, as well as annual financial statements, by requiring disclosures in summarized financial information at interim reporting periods. This pronouncement was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

Per ASC 820-10 Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Fair value measurements are determined under a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).

We currently do not have any financial instruments that must be measured on a recurring basis under ASC 820-10; however, we apply the fair value provisions of ASC 820-10-35 Fair Value Measurements and Disclosures—Overall—Subsequent Measurement, for our nonfinancial assets which include our held for sale hotels. We measure these assets using inputs from level 3 of the fair value hierarchy.

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

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 includes unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

During the three months ended March 31, 2009, Level 3 inputs were used to determine an impairment loss of $150,000 for two hotels held for sale. When these properties were sold in the third quarter of 2009, approximately $67,000 of the impairment loss was recovered. During the three months ended September 30, 2009, we recorded impairment charges of approximately $760,000 on assets sold and held for sale. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of September 30, 2009, the carrying value and estimated fair value of the Company’s debt was $186.0 million and $189.8 million, respectively. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $190.1 million and $193.5 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Hotel Properties Held for Sale and Discontinued Operations

During the three months ended March 31, 2009 the Company had identified eight hotels that it intends to sell and that met the Company’s criteria to be classified as held for sale (the “Sale Hotels”). One

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

additional hotel was added to the Sale Hotels during the three months ended September 30, 2009. Six of the Sale Hotels were sold during the nine months ended September 30, 2009. Sales for the quarter ended September, June and March 2009 were four, one and one, respectively, with the Company recognizing a gain on sale of approximately $126,000, $1.1 million and $7,000, respectively. Two of the Sale Hotels have an impairment loss recognized during the three months ended March 31, 2009, in the amount of $150,000, of which approximately $67,000 was recovered from the sale of these properties during three months ended September 30, 2009. There were two additional impairment losses recognized during the three months ended September 30, 2009, in the amounts of approximately $465,000 and $295,000, on two Sale Hotels. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.

In accordance with FASB ASC 205-20 Presentation of Financial Statements—Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations. The operating results of the hotels held for sale and sold included in discontinued operations are summarized below. The operating results for the three months ended September 30, 2009 include three hotels held for sale and four hotels that were sold. The operating results for the three months ended September 30, 2008 include the three hotels held for sale; three hotels sold in August 2009; one hotel sold in July 2009; one hotel sold in May of 2009 and one hotel sold in March of 2009 and the two hotels sold in December 2008. The operating results for the nine months ended September 30, 2009 include the three hotels held for sale, three hotels sold in August 2009; one hotel sold in July 2009; one hotel sold in May of 2009 and one hotel sold in March of 2009. The operating results for the nine months ended September 30, 2008 include the three hotels held for sale, three hotels sold in August 2009; one hotel sold in July 2009; one hotel sold in May of 2009, one hotel sold in March of 2009 and two hotels sold in December 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$1,153	$3,233	$4,064	$8,819
Hotel and property operations expenses	(879)	(2,291)	(3,463)	(6,360)
Interest expense	(298)	(257)	(629)	(801)
Depreciation and amortization expense	(10)	(309)	(193)	(929)
Net gain (loss) on disposition of assets	126	(2)	1,206	(2)
Impairment loss	(693)	—	(843)	—
Income tax (expense) benefit	(15)	(17)	61	14

	$(616)	$357	$203	$741

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The computation of basic and diluted earnings per common share is presented below:

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except share data)	2009	2008	2009	2008
Basic and Diluted Earnings per Share Calculation:
Numerator:
Net earnings (loss) available to common shareholders:
Continuing operations earnings (loss)	$(807)	$1,382	$(3,407)	$1,827
Discontinued operations earnings (loss)	(608)	337	190	700

Net earnings (loss) attributable to common shareholders—total	$(1,415)	$1,719	$(3,217)	$2,527

Denominator:
Weighted average number of common shares—basic	21,880,017	20,906,005	21,542,418	20,811,403
Weighted average number of common shares—diluted	21,880,017	20,906,005	21,542,418	20,811,890

Basic and Diluted Earnings Per Common Share:
Net earnings (loss) attributable to common shareholders per weighted average common share:
Continuing operations—basic	$(0.03)	$0.06	$(0.16)	$0.09
Continuing operations—diluted	(0.03)	0.06	(0.16)	0.09
Discontinued operations—basic	(0.03)	0.02	0.01	0.03
Discontinued operations—diluted	(0.03)	0.02	0.01	0.03

Total—Basic	$(0.06)	$0.08	$(0.15)	$0.12

Total—Diluted	$(0.06)	$0.08	$(0.15)	$0.12

Noncontrolling Interest of Common and Preferred Units in SLP

At September 30, 2009 and 2008 there were 280,466 and 1,235,806, respectively, of SLP common operating units outstanding held by the limited partners. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). During the second quarter of 2009, 955,340 common operating units were converted into 955,340 shares of common stock. In addition, the 177,786 and 195,610 shares of SLP preferred operating units held by the limited partners, as of September 30, 2009 and 2008, respectively, are antidilutive.

Preferred Stock of SHI

There were 803,270 shares of Series A Convertible Preferred Stock that remained outstanding at September 30, 2009 and 2008. There were 22,819 shares of Series A Convertible Preferred Stock converted into 40,388 shares of common stock during the three months ended September 30, 2008. There were 128,756 shares of Series A Convertible Preferred Stock converted into 227,896 shares of common stock during the nine months ended September 30, 2008. The convertible provision of the Series A Convertible Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, is antidilutive for the earnings per share computation for the three and nine months ended September 30, 2009 and 2008.

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

Supertel Hospitality Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

At September 30, 2009 and 2008 there were 332,500 shares of Series B preferred stock outstanding. There is no convertible provision for Series B, therefore, there is no dilutive effect on earnings per share.

Stock Options

The potential common shares represented by outstanding stock options for the three and nine months ended September 30, 2009 totaled 192,143 all of which are assumed to be purchased with proceeds from the exercise of stock options and are antidilutive.

The potential common shares represented by outstanding stock options for the three and nine months ended September 30, 2008 totaled 192,143. For the nine months ended September 30, 2008 95,000 shares are antidilutive and 96,656 shares are assumed to be purchased with proceeds from the exercise of stock options resulting in 487 shares that are dilutive. For the three months ended September 30, 2008 all 192,143 shares are antidulitive.

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

We are required to comply with certain financial covenants for some of our lenders. As further discussed below, as of September 30, 2009, the Company was either in compliance with the financial covenants or obtained waivers for non-compliance. Based upon the Company’s belief that adverse economic conditions, and their effect on the hospitality industry, will not improve significantly in the near term, the Company anticipates that it may violate financial covenants required by its existing lenders in future periods. The Company plans to address these potential financial covenant violations and is currently negotiating amendments to its loan documents. However, we cannot assure you that we will be able to successfully negotiate these future amendments or waivers. We are not in default of any of our loans.

Our credit facility with Wells Fargo Bank requires us to maintain a consolidated loan to value ratio (as defined in the loan agreement) that does not exceed 65%. As of September 30, 2009, this ratio was 72.9%. The credit facility also requires us to maintain a minimum consolidated fixed charge coverage ratio (as defined in the loan agreement) of not less than 1:30 to 1. As of September 30, 2009, this ratio was 1.07 to 1. The Company received a waiver for non-compliance with both of these covenants.

Our credit facilities with General Electric Capital Corporation require us to maintain a minimum level of adjusted EBITDA (as defined in the loan agreement) with respect to our GE-encumbered properties for each quarter of 2009. For the third quarter of 2009, the requirement was $6.5 million, reduced by the pro rata percentage of adjusted EBITDA attributable to any GE-encumbered properties that have been sold. As of September 30, 2009, our adjusted EBITDA (as defined in the loan agreement) with respect to our GE-encumbered properties was $6.35 million, and the required adjusted EBITDA after the reduction for sold properties was $6.4 million. The Company received a waiver for non-compliance with this covenant. In connection with the waiver, the interest rate of the loans under our credit facilities with General Electric Capital Corporation was increased by 0.5%. The interest rate increase is retroactive to November 1, 2009. If our fixed charge coverage ratio with respect to our GE-encumbered properties equals or exceeds 1.3:1 before dividends and 1.0:1 after dividends for two consecutive quarters, a cumulative 1.5% increase in the interest rate of the loans will be eliminated.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

On September 28, 2009, our Wells Fargo Bank credit facility of $9.0 million maturing on the same date was extended to November 12, 2009. We are negotiating with Wells Fargo to extend the maturity another six months.

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

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the nine months ended September 30, 2008 for share-based compensation related to employees and directors was $7,000.

Income Taxes

The components of a TRS income tax (expense) benefit were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Federal
Deferred	$378	$(140)	$1,226	$168
State & Local
Deferred	70	(35)	280	21

Total income tax benefit (expense)	$448	$(175)	$1,506	$189

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following difference (dollars in thousands):

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
“Expected” Federal tax benefit (expense) at 34%	$391	$(153)	$1,313	$149
State income tax benefit (expense), net of Federal income tax effect	46	(23)	185	14
Other benefit, net	11	1	8	26

Total income tax benefit (expense)	$448	$(175)	$1,506	$189

The TRS has estimated its income tax benefit (expense) using a combined federal and state rate of 39%. As of September 30, 2009, TRS had a deferred tax asset of $2.7 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2023. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent year cannot be reasonably estimated.

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

Noncontrolling Interest in Redeemable Preferred Units

At September 30, 2009, 177,786 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The redemption value for the Preferred OP Units is $1.8 million for September 30, 2009. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. The Preferred OP Units are convertible by the holders into Common operating units (“Common OP Units”) on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. Distributions to holders of Preferred OP Units have priority over distributions to holders of Common OP Units. There were no Preferred OP Units redeemed during the three months ending September 30, 2009.

Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2010 their right to have units redeemed at $10 per unit. 126,751 units were redeemed in October, 2009 at $10 each. The holders of the remaining 51,035 units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit. Per FASB ASC 480-10 Distinguishing Liabilities from Equity—Overall, as the 126,751 units became mandatorily redeemable at September 30, 2009, the redemption value of the 126,751 units was reclassified to a liability. The remaining 51,035 units will continued to be carried outside of permanent equity at redemption value.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Noncontrolling Interest Reconciliation of Common and Preferred Units

	Preferred	Common	Total Noncontrolling Interest
(in thousands)	Redeemable Noncontrolling Interest	Noncontrolling Interest
Balance @ June 30, 2009	$1,778	$1,050	$2,828

Partner Distribution	(49)	—	(49)
Reclassification of OP units to current liability	(1,268)	—	(1,268)
Noncontrolling Interest Expense (Gain)	49	(11)	38

Balance @ September 30, 2009	$510	$1,039	$1,549

Equity Reconciliation of Parent and Noncontrolling Interest

(in thousands)	Preferred Shares Par Value	Preferred Stock Warrants	Common Shares Par Value	Additional Paid-in Capital	Distribution in Excess Accumulated Earnings	Net Shareholders Equity	Noncontrolling Interest in Consolidated Partnerships	Total Equity
Balance @ June 30, 2009	$8	$—	$219	$119,693	$(27,353)	$92,567	$1,050	$93,617

Noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Preferred Dividends	—	—	—	—	(368)	(368)	—	(368)
Net Loss Attributable to Controlling Interest	—	—	—	—	(1,047)	(1,047)	—	(1,047)

Balance @ September 30, 2009	$8	$—	$219	$119,693	$(28,768)	$91,152	$1,039	$92,191

Series B Redeemable Preferred Stock

At September 30, 2009 there were 332,500 shares of 10.0% Series B preferred stock outstanding. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share. Underwriting and other costs of the offering totaled approximately $0.6 million to the Company. The proceeds were used by the Company to pay an $8.5 million bridge loan with General Electric Capital Corporation.

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

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

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

The Series B preferred stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock). The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At September 30, 2009, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Commitments and Contingencies

Various claims and legal proceedings arise in the ordinary course of business and may be pending against the Company and its properties. Based upon the information available, the Company believes that the resolution of any of these claims and legal proceedings should not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

Three separate lawsuits have been filed against the Company in Jefferson Circuit Court, Louisville, Kentucky; one lawsuit filed by a plaintiff on June 26, 2008, a second lawsuit filed by fourteen plaintiffs on December 15, 2008 and a third lawsuit filed by six plaintiffs on January 16, 2009. The plaintiffs in the three cases, now consolidated as one action, allege that as guests at the Company’s hotel in Louisville, Kentucky, they were exposed to carbon monoxide as a consequence of a faulty water heater at the hotel. The plaintiffs have also sued the plumbing company which performed repairs on the water heater at the hotel. On August 7, 2009 the Company’s insurers notified the Company that they would defend the consolidated lawsuit with a reservation of rights as to coverage.

Plaintiffs are seeking to recover for damages arising out of physical and mental injury, lost wages, pain and suffering, past and future medical expenses and punitive or exemplary damages. The damages claimed by plaintiffs in discovery thus far are in a range of approximately $37 to $41 million. The company retains three tranches of commercial general liability insurance with aggregate limits of $51 million. At this time, the Company has not recorded a liability as the amount of the loss contingency is not reasonably estimable. The Company does not expect the suit to be resolved prior to fiscal year 2010 but will continue to evaluate the estimability of loss contingency amounts.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Adoption of New Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles—Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. FASB guidance throughout this document has been updated for the Codification.

Effective April 1, 2009 the Company adopted FASB ASC 855-10 Subsequent Events—Overall. ASC 855-10 establishes the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10-10 Subsequent Events—Overall—Disclosure, requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of the financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.

Noncontrolling Interests

Effective January 1, 2009 the Company adopted FASB ASC 810-10 Broad Transactions—Consolidation—Overall. Per ASC 810-10, noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Additionally, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

However, per FASB ASC 480-10-S99 Liabilities—Overall—SEC Materials, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interest outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered existing GAAP guidance to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

The consolidated results of the Company include the following ownership interests held by owners other than the Company: the common units in the Operating Partnership held by third parties (280,466 at September 30, 2009), and the preferred units in the Operating Partnership held by third parties (177,786 at September 30, 2009).

Regarding the preferred units in the Operating Partnership, in certain circumstances, redemption of the units could result in a net cash settlement outside the Control of the Company. In October, 2009, certain preferred operating unit holders redeemed 126,751 units at $10 each. In accordance with ASC 480-10 Distinguishing Liabilities from Equity—Overall, the Company reclassified these units to liabilities as of September 30, 2009. The Company will continue to record the remaining preferred operating units outside of permanent equity in the consolidated balance sheets. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected this interest at its redemption value as of September 30, 2009 and December 31, 2008.

Subsequent Event

The Company has disclosed the following subsequent events in accordance with FASB ASC 885-10 Subsequent Events—Overall. Subsequent events have been evaluated through November 5, 2009, the date the financial statements were issued.

As of October, 2009, the Company identified three additional hotels to be classified as held for sale.

On October 7, 2009, we sold our Comfort Inn in Dahlgren, VA (59 rooms) for approximately $3.5 million with an approximate gain of $1.3 million. A portion of these funds were used to reduce the Company’s borrowings from Village Bank with the remaining funds used to reduce the revolving line of credit with Great Western Bank.

On October 26, 2009 we sold our Masters Inn in Kissimmee, Florida, for $1.7 million with no gain realized. These funds were used to reduce the Company’s borrowings with GE Capital Corporation.

Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2010 their right to have units redeemed at $10 per unit. 126,751 units were redeemed in October, 2009 at $10 each. The holders of the remaining 51,035 units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit.

Our credit facilities with General Electric Capital Corporation require us to maintain a minimum level of adjusted EBITDA (as defined in the loan agreement) with respect to our GE-encumbered properties for each quarter of 2009. For the third quarter of 2009, the requirement was $6.5 million, reduced by the pro rata percentage of adjusted EBITDA attributable to any GE-encumbered properties that have been sold. As of September 30, 2009, our adjusted EBITDA (as defined in the loan agreement) with respect to our GE-encumbered properties was $6.35 million, and the required adjusted EBITDA after the reduction for sold properties was $6.4 million. The Company received a waiver for non-compliance with this covenant. In connection with the waiver, the interest rate of the loans under our credit facilities with General Electric Capital Corporation was increased by 0.5%. The interest rate increase is retroactive to November 1, 2009. If our fixed charge coverage ratio with respect to our GE-encumbered properties equals or exceeds 1.3:1 before dividends and 1.0:1 after dividends for two consecutive quarters, a cumulative 1.5% increase in the interest rate of the loans will be eliminated.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Results for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may be attained in the future.

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

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of September 30, 2009 we owned 117 hotels in 23 states. Our hotels operate under several national and independent brands.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED:

Our significant events for the nine months ended September 30, 2009 include:

•

On March 20, 2009, we sold our Super 8 hotel located in Charles City, IA with a total of 43 rooms. The sale price was approximately $1.1 million and a portion of the proceeds were used to pay off First Citizens Bank;

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

•	On July 20, 2009, we sold our Masters Inn in Kissimmee, FL (116 rooms) for approximately $1.6 million and used the proceeds to reduce our borrowings with GE Capital;

•	On August 14, 2009, we sold our Comfort Inn in Ellsworth, ME (63 rooms) for approximately $2.2 million and used the proceeds to reduce our borrowings with GE Capital;

•	On August 21, 2009, we sold our Masters Inn in Orlando, FL (120 rooms) for approximately $3.6 million and used the proceeds to reduce our borrowings with GE Capital; and

•	On August 27, 2009, we sold our Super 8 hotel in Anamosa, IA (35 rooms) for approximately $0.85 million and used the proceeds to pay off Iowa Business Growth.

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

As of September 30, 2009, we owned 117 limited service hotels and one office building. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels Inc (Royco Hotels) and HLC Hotels Inc. (HLC). Royco Hotels is the manager of 104 of our hotels and HLC is the manager of 13 of our hotels.

Overview of Discontinued Operations

The condensed consolidated statements of operations for discontinued operations for the three and nine months ended September 30, 2009 and 2008 include the results of operations for the three hotels classified as held for sale at September 30, 2009, as well as all properties that have been sold during 2009 and 2008 in accordance with FASB ASC 205-20 Presentation of Financial Statements—Discontinued Operations.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED:

The assets held for sale at September 30, 2009 and 2008 are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of September 30, 2009 remain properly classified in accordance with ASC 205-20.

Where the carrying values of the assets held for sale exceeded the estimated fair values, net of selling costs, we reduced the carrying values and recorded impairment charges. During the three months ended March 31, 2009, we recorded impairment charges of $150,000 on assets held for sale. When these properties were sold in the third quarter of 2009, approximately $67,000 of the impairment loss was recovered. During the three months ended September 30, 2009, we recorded impairment charges of approximately $760,000 on assets sold and held for sale. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.

Our continuing operations reflect the results of operations of those hotels which we are likely to retain in our portfolio for the foreseeable future as well as those assets which do not currently meet the held for sale criteria in ASC 205-20. We periodically evaluate the assets in our portfolio to ensure they continue to meet our performance objectives. Accordingly, from time to time, we could identify other assets for disposition.

General

The discussion that follows is based primarily on the consolidated financial statements of the three and nine months ended September 30, 2009 and 2008, and should be read along with the consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s 117 and 125 hotels as of September 2009 and 2008, respectively.

Results of Operations

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008

Operating results are summarized as follows (in thousands):

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED:

	Three months ended September 30, 2009			Three months ended September 30, 2008			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$28,206	$1,153	$29,359	$31,937	$3,233	$35,170	$(3,731)
Hotel and property operations expenses	(21,299)	(879)	(22,178)	(22,315)	(2,291)	(24,606)	1,016
Interest expense	(3,079)	(298)	(3,377)	(3,114)	(257)	(3,371)	35
Depreciation and amortization expense	(3,549)	(10)	(3,559)	(3,517)	(309)	(3,826)	(32)
General and administrative expenses	(1,120)	—	(1,120)	(954)	—	(954)	(166)
Net gain (loss) on dispositions of assets	(43)	126	83	(1)	(2)	(3)	(42)
Other income	28	—	28	28	—	28	—
Impairment loss	—	(693)	(693)	—	—	—	—
Income tax (expense) benefit	463	(15)	448	(158)	(17)	(175)	621

Net income (loss)	$(393)	$(616)	$(1,009)	$1,906	$357	$2,263	$(2,299)

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, decreased $3.7 million or 11.7%, which was primarily due to decreased occupancy and average daily rate (“ADR”) resulting from unfavorable economic conditions. We refer to our entire portfolio as limited service hotels which we further describe as midscale without food and beverage hotels, economy hotels and extended stay hotels. The same store portfolio used for comparison of the third quarter of 2009 over the same period of 2008 consists of the 114 hotels in continuing operations that were owned by the Company as of July 1, 2008. Our 29 same store midscale without food and beverage hotels reflected an ADR decrease of 6.6% to $68.69, a decrease in occupancy of 8.1% and a revenue per available room (“RevPAR”) decrease of 14.1% to $42.75 for the third quarter of 2009 over the same period of 2008. Our 77 same store economy hotels reflected an ADR decrease of 3.7% to $46.50, a 7.7% decrease in occupancy and a RevPAR decrease of 11.1% to $28.40 for the third quarter of 2009 over the same period of 2008. Our eight same store extended stay properties reflected an ADR decrease of 1.8% to $24.65. Occupancy for the eight same store extended stay properties stayed essentially flat at 62.6%, and RevPAR decreased 2.2% to $15.43. During the third quarter of 2009 compared to the year ago period, ADR for the entire 114 same store hotel portfolio decreased 5.0% to $48.78 and RevPAR decreased 11.6% to $30.01. The occupancy for all same store hotels for the three months ended September 30, 2009 decreased 7.0% from that of the year ago period.

During the third quarter of 2009, hotel and property operations expenses from continuing operations decreased $1.0 million. The decline resulted primarily from lower occupancy levels, with payroll expense down $0.3 million, hotel franchise related expenses down $0.3 million, management fees down $0.2 million, utilities expense down $0.1 million, and miscellaneous expenses down $0.1 million.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations and depreciation and amortization expense from continuing operations both remained relatively flat compared to the prior period. The general and administrative expense increased $0.2 million from the year ago period. This primarily resulted from an increased payroll accrual.

Impairment loss

During the three months ended September 30, 2009, we recorded a total impairment charge of $693,000. Of this, $465,000 was from the third quarter 2009 sale of a Comfort Inn in Ellsworth, Maine and $295,000 was recorded against one property classified as Held for Sale. The offsetting ($67,000) was a recapture of previously booked impairment related to the gain on the sales of a Super 8 in Anamosa, Iowa and a Masters Inn in Orlando, Florida. No impairment charge was recorded for the third quarter of 2008.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED:

Dispositions

In the third quarter of 2009, we recognized a net gain on the disposition of assets of approximately $83,000. This was primarily the result of an approximate $126,000 gain from the sale of a Masters Inn in Orlando, Florida and a $43,000 loss on the disposition of assets which were not fully depreciated.

Income Tax (Expense) Benefit

The income tax benefit from continuing operations is related to the taxable loss from our taxable subsidiary, the TRS Lessee. Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 39%. The tax benefit is a result of TRS Lessee’s loss for the three months ended September 30, 2009. The income tax will vary based on the taxable earnings or loss of the TRS Lessee.

The income tax benefit from continuing operations was $463,000 compared with an expense of $158,000 in the year ago period, due to a decrease in income by the TRS Lessee.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

Operating results are summarized as follows (in thousands):

	Nine months ended September 30, 2009			Nine months ended September 30, 2008			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$78,915	$4,064	$82,979	$88,971	$8,819	$97,790	$(10,056)
Hotel and property operations expenses	(59,626)	(3,463)	(63,089)	(63,466)	(6,360)	(69,826)	3,840
Interest expense	(9,154)	(629)	(9,783)	(9,671)	(801)	(10,472)	517
Depreciation and amortization expense	(10,677)	(193)	(10,870)	(10,217)	(929)	(11,146)	(460)
General and administrative expenses	(3,138)	—	(3,138)	(2,949)	—	(2,949)	(189)
Net gain (loss) on dispositions of assets	(159)	1,206	1,047	—	(2)	(2)	(159)
Other income	100	—	100	91	—	91	9
Impairment Loss	—	(843)	(843)	—	—	—	—
Income tax benefit	1,445	61	1,506	175	14	189	1,270

Net income (loss)	$(2,294)	$203	$(2,091)	$2,934	$741	$3,675	$(5,228)

Revenues and Operating Expenses

Revenues from continuing operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, decreased $10.1 million or 11.3%, which was primarily due to decreased occupancy and average daily rate (“ADR”) resulting from unfavorable economic conditions. The same store portfolio used for comparison of the nine months of 2009 over the same period of 2008 consists of the 104 hotels in continuing operations that were owned by the Company as of January 1, 2008 and ten hotels purchased January 2, 2008. Our 29 same store midscale without food and beverage hotels reflected an ADR decrease of 4.9% to $68.28, a decrease in occupancy of 8.5% and a revenue per available room (“RevPAR”) decrease of 12.9% to $39.77. Our 77 same store economy hotels reflected an ADR decrease of 2.1% to $46.30, an 8.3% decrease in occupancy and a RevPAR decrease of 10.2% to $26.72 for the first nine months of 2009 over the same period of 2008. Our eight same store extended stay properties reflected an ADR decrease of 1.4% to $24.84, a decrease in occupancy of 5.4% and a RevPAR decrease of 6.7% to $15.57. During the first nine months of 2009 compared to the year ago period, ADR for the entire 114 same store hotel portfolio decreased 3.1% to $48.36 and RevPAR decreased 10.9% to $28.26. The occupancy for all same store hotels for the nine months ended September 30, 2009 decreased 8.0% from that of the year ago period.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED:

During the nine months ended September 30, 2009, hotel and property operations expenses from continuing operations decreased $3.8 million. The decrease was driven by lower occupancy levels as well as increased cost control measures, with payroll expense down $1.1 million, hotel franchise related expenses down $0.9 million, room and office supplies down $0.5 million, management fees down $0.5 million, utilities expense down $0.2 million, and other expenses down $0.6 million.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations decreased by $0.5 million for the nine months ended September 30, 2009 compared to the year ago period. The decrease was partially due to the paydown of a bridge loan using proceeds from the sale of the Series B preferred stock; the remaining positive variance resulted from more favorable interest rates over the prior period on the variable rate loans. The depreciation and amortization expense from continuing operations increased $0.5 million for the nine months ended September 30, 2009 compared to the year ago period. This is primarily related to capital expenditures made on the hotels. The general and administrative expense increased $0.2 million from the year ago period. This primarily resulted from an increased payroll accrual.

Impairment loss

During the nine months ended September 30, 2009, we recorded $843,000 of impairment loss. Of this, $150,000 was recorded on hotels in the first quarter. During the third quarter, we recorded a $465,000 impairment charge on one hotel, which was sold in the third quarter 2009, with an offsetting ($67,000) to recapture previously booked impairment related to the gain on the sales of two hotels. We also booked a $295,000 impairment charge against a property classified as held for sale. There was no impairment charge recorded for the first nine months of 2008.

Dispositions

During the nine months ended September 30, 2009, the Company sold its interests in six hotels, recognizing gains of approximately $1.2 million.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from the TRS Lessee. The tax benefit is a result of TRS Lessee’s losses for the nine months ended September 30, 2009 and the year ago period. The income tax benefit will vary based on the taxable earnings of the TRS Lessee.

The income tax benefit from continuing operations increased by approximately $1.3 million during the nine months ended September 30, 2009 compared to the year ago period, due to an increased loss by the TRS Lessee for the same period.

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

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED:

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

The Company’s management has prepared contingency plans for its liquidity requirements which include ongoing operations at reduced revenue levels from that of 2008 coupled with the sale of several of its hotels in 2009. The Company sold two hotels in the fourth quarter of 2008, the proceeds of which were used to reduce debt. During the first quarter of 2009, the Company identified eight hotels that it intended to sell and during the third quarter of 2009 one additional hotel was identified to sell. Six of these hotels were sold during the nine months ended September 30, 2009 and two additional hotels were sold in October 2009. The proceeds were used to reduce debt. We expect to sell the remaining hotels held for sale during the first quarter of 2010. We believe these transactions demonstrate that there is a market for our type of hotels. We have received numerous inquiries regarding some of our other hotels and we anticipate additional sales will occur when it makes economic sense to do so or conditions so dictate.

Following the close of the first quarter, the Company paid off a $9.0 million 8.4 percent note payable to First National Bank of Omaha that was scheduled to mature in November 2009. The loan was refinanced using a $10 million facility provided by Great Western Bank. The new facility bears interest at 5.5 percent and matures in May 2012. The refinancing left approximately $1.0 million available for support of general operations and also unencumbered five continuing operations hotels from mortgage debt.

The Company’s $9.0 million note payable to Wells Fargo Bank, previously due in September 2009, has been extended to November 12, 2009. We are negotiating with Wells Fargo to extend the maturity for an additional six months. The Company intends to refinance or repay the credit facility with Wells Fargo Bank using other financing, funds from operations or proceeds from the sale of hotels.

The Company is required to meet various financial covenants required by its existing lenders. As further discussed below, as of September 30, 2009, the Company was either in compliance with the financial covenants or obtained waivers for non-compliance. Based upon the Company’s belief that adverse economic conditions, and their effect on the hospitality industry, will not improve significantly in the near term, the Company anticipates that it may violate financial covenants required by its existing lenders in future periods. The Company plans to address these potential financial covenant violations and is currently negotiating amendments to its loan documents. However, we cannot assure you that we will be able to successfully negotiate these future amendments or waivers.

If the Company’s future financial performance fails to meet these financial covenants, or the Company is unable to repay or refinance its debt as it becomes due then its lenders have the ability to take control of its encumbered hotel assets. If this were to happen, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements.

The Company did not declare a common stock dividend for the nine months ended September 30, 2009. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy. The Company intends to continue to meet its dividend requirements to retain its REIT status. The Company believes it has the ability to repay its indebtedness when due from operations, sales of hotels and refinancings, and at the same time continue to be a substantial owner of limited service and economy hotels.

Financing

At September 30, 2009, the Company had long-term debt of $186.0 million, consisting of notes and mortgages payable, with a weighted average term to maturity of 5.4 years and a weighted average interest rate of 6.0% (weighted average interest rate on variable debt 4.1% and fixed debt 6.7%).

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED:

Aggregate annual principal payments for the remainder of 2009 and thereafter are as follows (in thousands):

Remainder of 2009	$10,176
2010	5,164
2011	19,008
2012	59,001
2013	4,521
Thereafter	88,169

$186,039

The remaining maturities in 2009 include approximately $1.2 million of principal amortization on mortgage loans, which we expect to fund through cash flows from operations. The Company’s other outstanding near-term debt includes a $9.0 million note payable to Wells Fargo Bank on November 12, 2009. We are negotiating with Wells Fargo to extend the maturity for an additional six months.

We are required to comply with certain financial covenants for some of our lenders. As of September 30, 2009, we either were in compliance with the financial covenants or obtained waivers for non-compliance (as discussed below). As a result, we are not in default of any of our loans.

Our credit facility with Wells Fargo Bank requires us to maintain a consolidated loan to value ratio (as defined in the loan agreement) that does not exceed 65%. As of September 30, 2009, this ratio was 72.9%. The credit facility also requires us to maintain a minimum consolidated fixed charge coverage ratio (as defined in the loan agreement) of not less than 1:30 to 1. As of September 30, 2009, this ratio was 1.07 to 1. The Company received a waiver for non-compliance with both of these covenants.

Our credit facilities with General Electric Capital Corporation require us to maintain a minimum level of adjusted EBITDA (as defined in the loan agreement) with respect to our GE-encumbered properties for each quarter of 2009. For the third quarter of 2009, the requirement was $6.5 million, reduced by the pro rata percentage of adjusted EBITDA attributable to any GE-encumbered properties that have been sold. As of September 30, 2009, our adjusted EBITDA (as defined in the loan agreement) with respect to our GE-encumbered properties was $6.35 million, and the required adjusted EBITDA after the reduction for sold properties was $6.4 million. The Company received a waiver for non-compliance with this covenant. In connection with the waiver, the interest rate of the loans under our credit facilities with General Electric Capital Corporation was increased by 0.5%. The interest rate increase is retroactive to November 1, 2009. If our fixed charge coverage ratio with respect to our GE-encumbered properties equals or exceeds 1.3:1 before dividends and 1.0:1 after dividends for two consecutive quarters, a cumulative 1.5% increase in the interest rate of the loans will be eliminated.

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

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED:

A summary of the Company’s long term debt as of September 30, 2009 is as follows (in thousands):

Fixed Rate Debt	Balance	Interest Rate	Maturity
Lender
Great Western Bank	$13,719	5.50%	12/2011
Great Western Bank	9,913	5.50%	5/2012
Greenwich Capital Financial Products	32,771	7.50%	12/2012
Elkhorn Valley Bank	966	6.50%	4/2014
Citigroup Global Markets Realty Corp	13,775	5.97%	11/2015
GE Capital	34,006	6.67%	9/2016 - 3/2017
GE Capital	23,829	7.19%	6/2017	(1)
Wachovia Bank	10,057	7.38%	3/2020
Village Bank	2,324	7.57%	11/2024	(1)

Total Fixed Rate Debt	141,360

Variable Rate Debt
Lender
Wells Fargo	8,989	5.00%	11/2009
Great Western Bank	16,107	4.50%	2/2012
GE Capital	21,099	3.35%	2/2018
GE Capital	2,470	3.91%	2/2018

Total Variable Rate Debt	48,665

Subtotal debt	190,025

Less: debt related to hotel properties held for sale	3,986			(1)

Total Long-Term Debt	$186,039

(1)	Using proceeds from the sale of the hotels, the Company anticipates paying off in full the Village Bank loan as well as approximately $1.6 million towards the retirement of GE Capital debt.

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

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED:

On July 20, 2009, we sold our Masters Inn in Kissimmee, FL (116 rooms) for approximately $1.6 million and used the proceeds to reduce our borrowings with GE Capital.

On August 14, 2009, we sold our Comfort Inn in Ellsworth, ME (63 rooms) for approximately $2.2 million and used the proceeds to reduce our borrowings with GE Capital.

On August 21, 2009, we sold our Masters Inn in Orlando, FL (120 rooms) for approximately $3.6 million and used the proceeds to reduce our borrowings with GE Capital.

On August 27, 2009, we sold our Super 8 hotel in Anamosa, IA (35 rooms) for approximately $0.85 million and used the proceeds to pay off Iowa Business Growth.

On September 28, 2009, the Company amended its credit facility with Wells Fargo Bank to extend the maturity date of the credit facility to November 12, 2009. We are negotiating with Wells Fargo to extend the maturity for an additional six months.

Redemption of Noncontrolling Preferred and Common Operating Partnership Units

As of September 30, 2009 we owned, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 98% general partnership interest in Supertel Limited Partnership, through which we own 58 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 2% is held by limited partners. Limited partners hold, as of September 30, 2009, 280,466 common operating partnership units. A limited partner may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common units, at any time after a specified period following the date he or she acquired the common units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, at our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock. Limited partners also held 177,786 preferred operating partnership units as of September 30, 2009. The preferred units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership. Holders of 126,751 of the preferred units elected to have their units redeemed for $10 per unit in October, 2009. The holders of the remaining 51,035 preferred units elected to extend until October 24, 2010 their right to have their units redeemed at $10 per unit, as offered by the Company.

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

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED:

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

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$240,015	$12,967	$45,107	$77,315	$104,626
Land leases	6,920	44	358	359	6,159

Total contractual obligations	$246,935	$13,011	$45,465	$77,674	$110,785

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

Fair Value of Financial Instruments

In April 2009, the FASB issued updated guidance which is included in FASB ASC Topic 820-10 Fair Value Measurements and Disclosures—Overall, requiring disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements by requiring disclosures in summarized financial information at interim reporting periods. This pronouncement was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

Per ASC 820-10 Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Fair value measurements are determined under a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of September 30, 2009, the carrying value and estimated fair value of the Company’s debt was $186.0 million and $189.8 million, respectively. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $190.1 million and $193.5 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED:

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

Funds from Operations

The Company’s funds from operations (“FFO”) for the three months and nine months ended September 30, 2009 were $2.1 million and $6.6 million, respectively, representing a decrease of $3.5 million and $7.1 million from FFO reported for the three and nine months ended September 30, 2008, respectively. FFO is reconciled to net earnings (loss) as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss) attributable to common shareholders	$(1,415)	$1,719	$(3,217)	$2,527
Depreciation and amortization	3,559	3,826	10,870	11,146
Net (gain) loss on disposition of real estate assets	(83)	3	(1,047)	2

FFO available to common shareholders	$2,061	$5,548	$6,606	$13,675

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

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED:

The following table presents our RevPAR, ADR and Occupancy, by region, for the three months ended September 30, 2009 and 2008, respectively. The comparisons of same store operations (excluding Held For Sale hotels) are for 114 hotels owned as of July 1, 2008.

	Room Count	Three months ended September 30, 2009			Room Count	Three months ended September 30, 2008
Same Store* Region		RevPAR	Occupancy	ADR		RevPAR	Occupancy	ADR
Mountain	214	$40.48	72.9%	$55.53	214	$48.76	84.9%	$57.41
West North Central	2,928	32.26	66.2%	48.71	2,928	36.01	72.6%	49.58
East North Central	1,081	44.73	69.7%	64.15	1,081	51.98	76.4%	68.04
Middle Atlantic/New England	142	46.43	68.0%	68.23	142	52.69	75.6%	69.74
South Atlantic	4,038	23.75	57.2%	41.53	4,038	26.67	59.3%	45.00
East South Central	1,070	30.47	57.0%	53.47	1,070	33.58	59.7%	56.23
West South Central	456	24.88	53.3%	46.73	456	30.54	63.6%	48.02

Total Same Store	9,929	$30.01	61.5%	$48.78	9,929	$33.95	66.1%	$51.36

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Alabama, Kentucky and Tennessee
West South Central	Arkansas and Louisiana

*	Same Store reflects 114 hotels in continuing operations that were owned by the Company as of July 1, 2008.

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended September 30, 2009 and 2008, were as follows:

	Room Count	Three months ended September 30, 2009			Room Count	Three months ended September 30, 2008
Same Store* Brand		RevPAR	Occupancy	ADR		RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B**
Comfort Inn/ Comfort Suites	1,669	$45.22	64.4%	$70.19	1,669	$51.90	68.7%	$75.53
Hampton Inn	135	44.52	61.4%	72.55	135	56.06	73.7%	76.09
Holiday Inn Express	125	44.10	69.8%	63.20	125	46.39	70.5%	65.81
Other Midscale (1)	291	27.12	46.8%	57.98	291	36.17	57.9%	62.52

Total Midscale w/o F&B**	2,220	42.75	62.2%	68.69	2,220	49.78	67.7%	73.54

Economy
Days Inn	1,146	30.55	58.8%	51.99	1,146	33.56	61.5%	54.54
Super 8	3,474	32.58	67.6%	48.23	3,474	37.02	74.9%	49.43
Other Economy (2)	350	23.09	38.5%	60.03	350	25.20	43.2%	58.36
Masters Inn	1,514	18.40	53.1%	34.63	1,514	20.76	55.0%	37.72

Total Economy	6,484	28.40	61.1%	46.50	6,484	31.96	66.2%	48.30

Total Midscale/Economy	8,704	32.06	61.4%	52.24	8,704	36.51	66.6%	54.85

Extended Stay (3)	1,225	15.43	62.6%	24.65	1,225	15.78	62.9%	25.09

Total Same Store	9,929	$30.01	61.5%	$48.78	9,929	$33.95	66.1%	$51.36

	1	Includes Ramada Limited, Baymont Inn and Sleep Inn brands
	2	Includes Guesthouse Inn and independent hotels
	3	Includes Savannah Suites and Tara Inn
	**	“w/o F&B” indicates without food and beverage
* Same Store reflects 114 hotels in continuing operations that were owned by the Company as of July 1, 2008.

The following table presents our RevPAR, ADR and Occupancy, by region, for the nine months ended September 30, 2009 and 2008, respectively. The comparisons of same store operations (excluding Held For Sale hotels) are for 104 hotels owned as of January 1, 2008 and ten hotels acquired as of January 2, 2008.

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED:

	Room Count	Nine months ended September 30, 2009			Room Count	Nine months ended September 30, 2008
Same Store* Region		RevPAR	Occupancy	ADR		RevPAR	Occupancy	ADR
Mountain	214	$34.22	64.9%	$52.72	214	$40.57	77.2%	$52.54
West North Central	2,928	29.05	60.4%	48.06	2,928	31.97	65.8%	48.56
East North Central	1,081	37.42	60.7%	61.65	1,081	43.39	67.6%	64.18
Middle Atlantic/New England	142	40.22	60.3%	66.71	142	45.15	66.6%	67.81
South Atlantic	4,038	24.50	57.2%	42.81	4,038	27.91	62.1%	44.92
East South Central	1,070	29.37	55.3%	53.14	1,070	31.15	55.9%	55.74
West South Central	456	25.62	54.7%	46.85	456	28.82	61.7%	46.70

Total Same Store	9,929	$28.26	58.4%	$48.36	9,929	$31.70	63.5%	$49.92

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Alabama, Kentucky and Tennessee
West South Central	Arkansas and Louisiana

*	Same Store reflects 114 hotels in continuing operations that were owned by the Company as of January 1, 2008 (104) and January 2, 2008 (10).

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the nine months ended September 30, 2009 and 2008, were as follows:

	Room Count	Nine months ended September 30, 2009			Room Count	Nine months ended September 30, 2008
Same Store* Brand		RevPAR	Occupancy	ADR		RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	1,669	$40.34	58.2%	$69.36	1,669	$46.32	63.2%	$73.25
Hampton Inn	135	44.92	60.2%	74.65	135	53.43	70.4%	75.95
Holiday Inn Express	125	45.43	69.4%	65.48	125	44.21	66.8%	66.23
Other Midscale (1)	291	31.69	53.1%	59.67	291	38.90	61.1%	63.63

Total Midscale w/o F&B	2,220	39.77	58.2%	68.28	2,220	45.66	63.6%	71.80

Economy
Days Inn	1,146	29.04	55.1%	52.72	1,146	30.90	58.4%	52.93
Super 8	3,474	29.28	61.8%	47.36	3,474	32.49	67.7%	47.95
Other Economy (2)	350	27.07	44.4%	61.00	350	29.87	49.0%	60.90
Masters Inn	1,514	18.99	53.3%	35.63	1,514	22.63	58.7%	38.56

Total Economy	6,484	26.72	57.7%	46.30	6,484	29.76	62.9%	47.27

Total Midscale/Economy	8,704	30.05	57.8%	51.94	8,704	33.81	63.1%	53.57

Extended Stay (3)	1,225	15.57	62.7%	24.84	1,225	16.68	66.3%	25.18

Total Same Store	9,929	$28.26	58.4%	$48.36	9,929	$31.70	63.5%	$49.92

	1	Includes Ramada Limited, Baymont Inn and Sleep Inn brands
	2	Includes Guesthouse Inn and independent hotels
	3	Includes Savannah Suites and Tara Inn
	**	“w/o F&B” indicates without food and beverage
* Same Store reflects 114 hotels in continuing operations that were owned by the Company as of January 1, 2008 (104) and January 2, 2008 (10).

Adoption of New Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles

Part I.	FINANCIAL INFORMATION, CONTINUED:
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS , CONTINUED:

—Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. FASB guidance throughout this document has been updated for the Codification.

Noncontrolling Interests

Effective January 1, 2009 the Company adopted FASB ASC 810-10 Broad Transactions—Consolidation—Overall. Per ASC 810-10, noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Additionally, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

However, per FASB ASC 480-10-S99 Liabilities—Overall—SEC Materials, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interest outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered existing GAAP guidance to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

The consolidated results of the Company include the following ownership interests held by owners other than the Company: the common units in the Operating Partnership held by third parties (280,466 at September 30, 2009), and the preferred units in the Operating Partnership held by third parties (177,786 at September 30, 2009).

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

Regarding the preferred units in the Operating Partnership, in certain circumstances, redemption of the units could result in a net cash settlement outside the control of the Company. Accordingly, consistent with ASC 480-10-S99 Liabilities—Overall—SEC Materials, the Company will continue to record this noncontrolling interest outside of permanent equity in the consolidated balance sheets. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected this interest at its redemption value as of September 30, 2009 and December 31, 2008.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

There has been no material change in our market risk exposure subsequent to December 31, 2008.

Item 4.	CONTROLS AND PROCEDURES:

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

Various claims and legal proceedings arise in the ordinary course of business and may be pending against the Company and its properties. Based upon the information available, the Company believes that the resolution of any of these claims and legal proceedings should not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

Three separate lawsuits have been filed against the Company in Jefferson Circuit Court, Louisville, Kentucky; one lawsuit filed by a plaintiff on June 26, 2008, a second lawsuit filed by fourteen plaintiffs on December 15, 2008 and a third lawsuit filed by six plaintiffs on January 16, 2009. The plaintiffs in the three cases, now consolidated as one action, allege that as guests at the Company’s hotel in Louisville, Kentucky, they were exposed to carbon monoxide as a consequence of a faulty water heater at the hotel. The plaintiffs have also sued the plumbing company which performed repairs on the water heater at the hotel. On August 7, 2009 the Company’s insurers notified the Company that they would defend the consolidated lawsuit with a reservation of rights as to coverage.

Plaintiffs are seeking to recover for damages arising out of physical and mental injury, lost wages, pain and suffering, past and future medical expenses and punitive or exemplary damages. The damages claimed by plaintiffs in discovery thus far are in a range of approximately $37 to $41 million. The company retains three tranches of commercial general liability insurance with aggregate limits of $51 million. At this time, the Company has not recorded a liability as the amount of the loss contingency is not reasonably estimable. The Company does not expect the suit to be resolved prior to fiscal year 2010 but will continue to evaluate the estimability of loss contingency amounts.

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share and statistical data)	2009	2008	2009	2008
Income (loss) from continuing operations before income taxes	$(856)	$2,064	$(3,739)	$2,759

Net income (loss) attributable to common shareholders	$(1,415)	$1,719	$(3,217)	$2,527

Earnings per share from continuing operations—basic	$(0.03)	$0.06	$(0.16)	$0.09

Earnings per share from discontinued operations—basic	$(0.03)	$0.02	$0.01	$0.03

Earnings per share—basic	$(0.06)	$0.08	$(0.15)	$0.12

Earnings per share—diluted	$(0.06)	$0.08	$(0.15)	$0.12

Adjusted EBITDA (1)	$5,479	$9,635	$17,056	$25,104

FFO attributable to common shareholders (2)	$2,061	$5,548	$6,606	$13,675

FFO per share—basic	0.09	0.27	0.31	0.66

FFO per share—diluted	0.09	0.26	0.31	0.64

Net cash flow:
Provided by operating activities	$1,184	$6,915	$6,864	$20,449
Provided by (used in) investing activities	$6,772	$(2,783)	$8,827	$(31,567)
Provided by (used in) financing activities	$(8,293)	$(4,196)	$(15,990)	$11,320
Weighted average number of shares outstanding for:
calculation of earnings per share—basic	21,880	20,906	21,542	20,811

calculation of earnings per share—diluted	21,880	20,906	21,542	20,812

Weighted average number of shares outstanding for:
calculation of FFO per share—basic	21,880	20,906	21,542	20,811

calculation of FFO per share—diluted	21,880	22,346	21,542	22,346

RECONCILIATION OF WEIGHTED AVERAGE NUMBER OF SHARES FOR EPS DILUTED TO FFO PER SHARE DILUTED:
EPS diluted shares	21,880	20,906	21,542	20,812
Common stock issuable upon exercise or conversion of:
Options	—	—	—	—
Series A Preferred Stock	—	1,440	—	1,534

FFO per share diluted shares	21,880	22,346	21,542	22,346

Part II.	OTHER INFORMATION, CONTINUED:
Item 5.	Other Information

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share and statistical data)	2009	2008	2009	2008
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA
Net income (loss) attributable to common shareholders	$(1,415)	$1,719	$(3,217)	$2,527
Interest, including disc ops	3,377	3,371	9,783	10,472
Income tax benefit, including disc ops	(448)	175	(1,506)	(189)
Depreciation and amortization, including disc ops	3,559	3,826	10,870	11,146

EBITDA	5,073	9,091	15,930	23,956
Noncontrolling interest	38	175	21	356
Preferred stock dividends	368	369	1,105	792

Adjusted EBITDA (1)	$5,479	$9,635	$17,056	$25,104

RECONCILIATION OF NET INCOME (LOSS) TO FFO
Net income (loss) attributable to common shareholders	$(1,415)	$1,719	$(3,217)	$2,527
Depreciation and amortization	3,559	3,826	10,870	11,146
Net (gain) loss on disposition of assets	(83)	3	(1,047)	2

FFO available to common shareholders (2)	$2,061	$5,548	$6,606	$13,675

ADDITIONAL INFORMATION
Average Daily Rate	$48.78	$51.36	$48.36	$49.92
Revenue Per Available Room	$30.01	$33.95	$28.26	$31.70
Occupancy	61.5%	66.1%	58.4%	63.5%

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though Adjusted EBITDA also does not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we also add back preferred stock dividends and noncontrolling interests, which are cash charges.

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

Part II.	OTHER INFORMATION, CONTINUED:
Item 5.	Other Information

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

The Company received waivers to certain of its financial covenants with certain of its lenders on November 9, 2009, as described in, and incorporated herein by reference from, Item 2 of this Quarterly Report on Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Supertel Hospitality, Inc. and Subsidiaries

Item 6.	Exhibits

Exhibit No.	Description

10.1	Loan Modification Agreement dated as of September 30, 2009 by and between General Electric Capital Corporation, Supertel Limited Partnership, Supertel Hospitality, Inc. and Supertel Hospitality REIT Trust.

10.2	Loan Modification Agreement dated as of September 30, 2009 by and between General Electric Capital Corporation, SPPR-South Bend, LLC, Supertel Hospitality, Inc., Supertel Limited Partnership and Supertel Hospitality REIT Trust.

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

Supertel Hospitality, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

Dated this 9th day of November, 2009	By:	/S/ KELLY A. WALTERS
Kelly A. Walters
President and Chief Executive Officer

Dated this 9th day of November, 2009	By:	/S/ CORRINE L. SCARPELLO
Corrine L. Scarpello
Chief Financial Officer and Secretary

Supertel Hospitality, Inc. and Subsidiaries

Exhibits

Exhibit No.	Description

10.1	Loan Modification Agreement dated as of September 30, 2009 by and between General Electric Capital Corporation, Supertel Limited Partnership, Supertel Hospitality, Inc. and Supertel Hospitality REIT Trust.

10.2	Loan Modification Agreement dated as of September 30, 2009 by and between General Electric Capital Corporation, SPPR-South Bend, LLC, Supertel Hospitality, Inc., Supertel Limited Partnership and Supertel Hospitality REIT Trust.

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer