Form 10-K
period 2009-12-31
SUPERTEL HOSPITALITY INC
filed 2010-03-31
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $32.0 million based on the $1.82 closing price as reported on the Nasdaq Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2010
Common Stock, $.01 par value per share	22,002,322 shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2010.

PART I

Item 1.	Business

References to “we”, “our”, “us” and “Company” refer to Supertel Hospitality, Inc., including, as the context requires, its direct and indirect subsidiaries.

(a.) Description of Business

Overview

We are a self-administered real estate investment trust (REIT), and through our subsidiaries, as of December 31, 2009 we owned 115 limited service hotels in 23 states. Our hotels operate under several national franchise and independent brands.

Our significant events for 2009 include:

•

Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2010 their right to have units redeemed at $10 per unit. In October 2009, 126,751 units were redeemed at $10 each. The holders of the remaining 51,035 units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit;

•	We sold eight hotels for $17.2 million using the proceeds to pay the underlying mortgages and generating an additional $4.7 million in cash for operations;

•	We secured and borrowed $21.7 million to repay maturing loans and to generate operating capital;

•	Non cash impairment charges of $24.1 million were booked against hotels sold, held for sale, and held for use; and

•

As of December 31, 2009 we had 19 hotels classified as held for sale with a total net book value of $32.0 million. Expected gross proceeds of $35.2 million will be used to pay off the underlying mortgages with remaining cash used for operations.

Additionally, in January 2010, the Company sold the 99 room Comfort Inn located in Dublin, Virginia for approximately $2.75 million. These funds were used to pay off the Village Bank loan with the remaining funds used to reduce the revolving line of credit with Great Western Bank. Also in January 2010, the Company borrowed $0.8 million from First National Bank of Omaha.

General Development of Business

We are a REIT for federal income tax purposes and we were incorporated in Virginia on August 23, 1994. Our common stock began to trade on The Nasdaq Global Market on October 30, 1996. Our Series A and Series B preferred stock began to trade on The Nasdaq Global Market on December 30, 2005 and June 3, 2008, respectively.

Through our wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust, we own a controlling interest in Supertel Limited Partnership and E&P Financing Limited Partnership. We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnerships, Supertel Limited Partnership and E&P Financing Limited Partnership, limited partnerships, limited liability companies or other subsidiaries of our operating partnerships. We currently own, indirectly, an approximate 99% general partnership interest in Supertel Limited Partnership and a 100% partnership interest in E&P Financing Limited Partnership. In the future, these limited partnerships may issue limited partnership interests to third parties from time to time in connection with our acquisitions of hotel properties or the raising of capital.

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

(c) Narrative Description of Business

General At December 31, 2009, we owned, through our subsidiaries, 115 hotels in 23 states. The hotels are operated by Royco Hotels (103 hotels) and HLC (12 hotels).

Mission Statement Our primary objective is to consistently generate a competitive rate of return for our shareholders through a disciplined approach to real estate investing.

Sale of Hotels We may undertake the sale of one or more of the hotels from time to time in response to changes in market conditions, our current or projected return on our investment in the hotels or other factors which we deem relevant. During the year 2008, two hotels were sold, with none of our hotels being classified as held for sale as of December 31, 2008; during the year 2009, eight of our hotels were sold and as of December 31, 2009, there are 19 properties held for sale.

Just as we carefully evaluate the hotels we plan to acquire, our asset management team periodically evaluates our existing properties to determine if an asset is likely to underperform in the market. If we determine that a property no longer is competitive in a market and has limited opportunity to be repositioned, we will look to monetize the asset in a disciplined and timely manner. The process of identifying assets for disposition is closely related to the acquisition criteria and the overall direction of the organization. Every asset is periodically reviewed by management in the context of the entire portfolio to evaluate its relative ranking against all of the properties. If an asset is determined to be underperforming our projections and is thereby no longer accretive, and has a low probability of being repositioned, we will look to dispose of the investment as soon as possible within the constraints of the market and lender’s covenants.

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

Acquisition Strategy Any acquisition, investment or purchase of property in excess of $5 million requires approval of the Investment Committee of our Board of Directors. Our general investment criteria are described below:

•	hotels with proven historical cash flows of above 10% cash on cash on moderate leverage;

•	hotels with brand affiliations that are producing among the best performance metrics in the sector;

•	hotels constructed within the last 15 years which enjoy a design consistent with contemporary standards;

•	hotels located in one of our existing markets where operating efficiencies can be garnered;

•	hotels in markets with improving demographics and stable economic drivers of growth; and

•	hotels containing a minimum of 80 rooms.

Our organizational documents do not limit the types of investments we can make; however, our intent is to focus primarily on midscale without food and beverage and economy hotel properties.

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

The management agreements generally require TRS Lessee to fund debt service, working capital needs and capital expenditures and fund Royco Hotels’ and HLC’s third-party operating expenses, except those expenses not related to the operation of the hotels. TRS Lessee is responsible for obtaining and maintaining insurance policies with respect to the hotels.

Royco Hotels Management Fee Royco Hotels manages 103 of the hotels we owned at December 31, 2009. Royco Hotels receives a monthly base management fee and an incentive management fee, if certain financial thresholds are met or exceeded. The management agreement provides for monthly base management fees and absorbing additional operating expenses as follows:

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

Royco Hotels Term and Termination The management agreement expires on December 31, 2011 and, unless Royco Hotels elects not to extend the term, the term of the agreement will be extended to December 31, 2016 if (i) Royco Hotels achieves average annual net operating income of at least 10% of our total investment in the hotels during the four fiscal years ending December 1, 2011 and (ii) Royco Hotels does not default prior to December 31, 2011.

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

If we terminate the management agreement because we undergo a change of control, Royco Hotels undergoes a change of control due to the death of one of its principals, or due to a tax law change, then Royco Hotels will be entitled to a termination fee equal to 50% of the base management fee paid to Royco Hotels during the twelve months prior to notice of termination. Under certain circumstances, Royco Hotels will be entitled to a termination fee if we sell a hotel and do not acquire another hotel or replace the sold hotel within twelve months. The fee, if applicable, is equal to 50% of the base management fee paid with respect to the sold hotel during the prior twelve months.

Royco Hotels Defaults and Indemnity The following are events of default under the management agreement:

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

HLC Management Fee The hotel management agreement with HLC, as amended July 15, 2008, provides for HLC to operate and manage twelve of our thirteen Masters Inn hotels through December 31, 2011. The agreement provides for HLC to receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

Franchise Affiliation

Our 115 hotels owned at December 31, 2009 operate under the following national and independent brands:

Franchise Brand	Number of Hotels
Super 8 (1)	48
Comfort Inn/Comfort Suites (2)	22
Hampton Inn (3)	2
Holiday Inn Express (4)	2
Sleep Inn (2)	2
Days Inn (1)	10
Ramada Limited (1)	1
Guest House Inn/Guesthouse Inn and Suites (5)	2
Supertel Inn (6)	3
Savannah Suites (7)	7
Masters Inn (6)	13
Tara Inn (8)	1
Baymont Inn & Suites (1)	1
Key West Inns (9)	1

115

(1)	Super 8®, Ramada Limited®, Days Inn®, and Baymont Inn® are registered trademarks of Wyndham Worldwide.
(2)	Comfort Inn® , Comfort Suites® and Sleep Inn® are registered trademarks of Choice Hotels International, Inc.
(3)	Hampton Inn® is a registered trademark of Hilton Hotels Corporation.
(4)	Holiday Inn Express® is a registered trademark of Six Continents Hotels, Inc.
(5)	Guesthouse® is a registered trademark of Guesthouse International Franchise Systems, Inc.
(6)	Supertel Inn® and Masters Inn® are registered trademarks of Supertel Hospitality, Inc.
(7)	Savannah Suites® is a registered trademark of Guest House Inn Corp.
(8)	Tara Inn & Suites is a registered trade name of Supertel Limited Partnership.
(9)	Key West Inn® is a registered trademark of Key West Inns.

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

Competition

The hotel industry is highly competitive. Each of our hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on revenues, occupancy and the average daily room rate of the hotels or at hotel properties acquired in the future. A number of our hotels have experienced increased competition in the form of newly constructed competing hotels in the local markets, and we expect the entry of new competition to continue in several additional markets over the next several years.

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

Employees

At December 31, 2009, we had 16 employees. At December 31, 2009 Royco Hotels, manager of 103 of our hotels, and HLC, manager of 12 of our hotels, had workforces of approximately 1,557 and 211 employees, respectively, which are dedicated to the operation of the hotels.

(d) Available Information

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

The current difficulties in the credit markets, a softening economy and a growing apprehension among consumers have negatively impacted the hotel industry. The slowing economy has caused a softening in business travel, especially among construction-related workers, a particularly strong guest group for many of our hotels. Accordingly, our financial results and growth could be harmed if the economic slowdown continues for a significant period or becomes worse.

The weakening economy may impact our current borrowings.

As discussed in “Liquidity and Capital Resources” below and Note 6 of our financial statements contained herein, during March 2010 we asked for and received amendments and waivers of certain covenants from lenders. If our plans to meet our liquidity requirements in the weakening economy are not successful, we may violate our future loan covenants. If we violate covenants in our indebtedness agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on favorable terms, if at all.

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

Our hotel management agreements require us to bear the operating risks of our hotel properties. Our operating risks include not only changes in hotel revenues and changes in TRS Lessee’s ability to pay the rent due under the leases, but also increased operating expenses, including, among other things:

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

We seek to maintain a total stabilized debt level of no more than 40% to 55% of our aggregate property investment at cost. We, however, may change or eliminate this target at any time without the approval of our stockholders. At January 31, 2010, our debt to property investment was approximately 53%. In the future, we and our subsidiaries may incur substantial additional debt, including secured debt. Incurring such debt could subject us to many risks, including the risks that:

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

If we violate covenants in our indebtedness agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on favorable terms, if at all. Our Great Western Bank and Wells Fargo Bank credit facilities contain cross-default provisions which would allow Great Western Bank and Wells Fargo Bank to declare a default and accelerate our indebtedness to them if we default on certain other loans, and such default would permit that lender to accelerate our indebtedness under any such loan.

Approximately $7.9 million of the Company’s long term debt, excluding debt related to hotel properties held for sale, is scheduled to mature in 2010. If we do not have sufficient funds to repay our debt at maturity, we intend to refinance this debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our hotel properties on disadvantageous terms, potentially resulting in losses adversely affecting cash flow from operating activities. In addition, we may place mortgages on our hotel properties to secure our line of credit or other debt. To the extent we cannot meet these debt service obligations, we risk losing some or all of those properties to foreclosure. Additionally, our debt covenants could impair our planned strategies and, if violated, result in a default of our debt obligations.

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

Our ability to make distributions of our common and preferred stock is subject to fluctuations in our financial performance, operating results and capital improvement requirements.

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

Among the factors which could adversely affect our results of operations and our distributions to stockholders are reduced net operating profits or operating losses, increased debt service requirements and capital expenditures at our hotel properties. Among the factors which could reduce our net operating profits are decreases in hotel property revenues and increases in hotel property operating expenses. Hotel property revenue can decrease for a number of reasons, including increased competition from a new supply of rooms and decreased demand for rooms. These factors can reduce both occupancy and room rates at our hotel properties.

The timing and amount of distributions are in the sole discretion of our Board of Directors, which will consider, among other factors, our actual results of operations, debt service requirements, capital expenditure requirements for our properties and our operating expenses. We suspended our quarterly common stock dividend in March 2009 to preserve our capital in a difficult economic environment. Our future dividends on our preferred stock may be reduced or also suspended if economic circumstances warrant.

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

Ninety-one of our hotels operate under third party franchise agreements and we are subject to the risks of concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to any one of our particular brands. Risks associated with our brands could adversely affect our lease revenues and the amounts available for distribution to our shareholders.

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

We sold eight hotels in 2009, and we sold two hotels in 2008. At December 31, 2009, we have nineteen hotel properties held for sale. We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our disposition strategy. In the event that we cannot fully execute our disposition strategy or realize the benefits therefrom, we will not be able to fully execute our growth strategy.

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

For the twelve months ended December 31, 2009, we spent approximately $4.5 million for capital improvements to our hotels.

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

•

civil unrest, acts of God, including earthquakes, floods and other natural disasters and acts of war or terrorism, including the consequences of terrorist acts such as those that occurred on September 11, 2001, which may result in uninsured losses.

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

We may be required to expend funds to correct defects or to make improvements before a hotel property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel property, we may agree to lock-out provisions that materially restrict us from selling that hotel property for a period of time or impose other restrictions, such as limitation on the amount of debt that can be placed or repaid on that hotel property. These facts and any others that would impede our ability to respond to adverse changes in the performance of our hotel properties could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to stockholders.

Our hotels may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which would reduce our cash available for distribution, and we could face legal claims from guests. In addition, the presence of significant mold could expose us to liability from our guests, employees or our management companies and others if property damage or health concerns arise.

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

Our Company headquarters is located in Norfolk, Nebraska in an office building owned by us. The following table sets forth certain information with respect to the hotels owned by us as of December 31, 2009:

Hotel Brand	Rooms	Hotel Brand	Rooms	Hotel Brand	Rooms
Super 8		Super 8 – Continued		Guest House Inn
Aksarben-Omaha, NE	73	Wayne, NE	40	Ellenton, FL	63
Antigo, WI	52	West “O”—Lincoln, NE	81	Jackson, TN	114
Batesville, AR	49	West Dodge—Omaha, NE	101	Hampton Inn
Billings, MT	106	West Plains, MO	49	Cleveland, TN	59
Boise, ID	108	Wichita—(Park City), KS	59	Shelby, NC	76
Burlington, IA	62	Wichita, KS	119	Holiday Inn Express
Clarinda, IA	40	Baymont Inn & Suites		Danville, KY	63
Clinton, IA	62	Brooks, KY	65	Harlan, KY	62
Columbus, GA	74	Comfort Inn /Comfort Suites		Key West Inns
Columbus, NE	63	Alexandria, VA	150	Key Largo, FL	40
Cornhusker—Lincoln, NE	133	Beacon Marina-Solomons, MD	60	Masters Inn
Creston, IA	121	Chambersburg, PA	63	Augusta, GA	120
El Dorado, KS	49	Culpeper, VA	49	Cave City, KY	97
Fayetteville, AR	83	Dover, DE	64	Charleston, SC	150
Ft. Madison, IA	40	Dublin, VA	99	Columbia, SC (I26)	112
Green Bay, WI	83	Erlanger, KY	145	Columbia, SC (Knox Abbott)	109
Hays, KS	76	Farmville, VA	51	Doraville, GA	89
Iowa City, IA	84	Fayetteville, NC	120	Garden City, GA	128
Jefferson City, MO	77	Fort Wayne, IN	127	Marietta, GA	86
Keokuk, IA	61	Glasgow, KY	60	Mt. Pleasant, SC	120
Kingdom City, MO	60	Lafayette, IN	62	Seffner, FL (East Tampa)	120
Kirksville, MO	61	Louisville, KY	69	Tampa, FL (Fairgrounds)	127
Lenexa, KS	101	Marion, IN	62	Tucker, GA	105
Manhattan, KS	85	Minocqua, WI	51	Tuscaloosa, AL	151
Menomonie, WI	81	Morgantown, WV	80	Ramada Limited
Moberly, MO	60	New Castle, PA	79	Ellenton, FL	73
Mt. Pleasant, IA	55	Princeton, WV	51	Savannah Suites
Muscatine, IA	63	Rocky Mount, VA	61	Augusta, GA	172
Neosho, MO	58	Sheboygan, WI	59	Chamblee, GA	120
Norfolk, NE	64	South Bend, IN	135	Greenville, SC	170
O’Neill, NE	72	Warsaw, IN	71	Jonesboro, GA	172
Omaha, NE	116	Days Inn		Pine Street - Atlanta, GA	164
Parsons, KS	48	Alexandria, VA	200	Savannah, GA	160
Pella, IA	40	Ashland, KY	63	Stone Mountain, GA	140
Pittsburg, KS	64	Bossier City, LA	176	Sleep Inn
Portage, WI	61	Farmville, VA	59	Louisville, KY	63
Sedalia, MO	87	Fredericksburg, VA (North)	120	Omaha, NE	90
Shawano, WI	55	Fredericksburg, VA (South)	156	Supertel Inn
Storm Lake, IA	59	Glasgow, KY	59	Creston, IA	41
Terre Haute, IN	117	Shreveport, LA	148	Jane, MO	45
Tomah, WI	65	Sioux Falls, SD (Airport)	86	Neosho, MO	47
Watertown, SD	57	Sioux Falls, SD (Empire)	79	Tara Inn & Suites
				Jonesboro, GA	127

				Total	10,028

Additional property information is found in Item 8 Schedule III of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

Litigation

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

Plaintiffs are seeking to recover for damages arising out of physical and mental injury, lost wages, pain and suffering, past and future medical expenses and punitive or exemplary damages. The damages claimed by plaintiffs in discovery thus far are in a range of approximately $37 to $41 million. The company retains three tranches of commercial general liability insurance with aggregate limits of $51 million. There are no deductibles on two of the tranches; the third tranche has a deductible of $10,000. At this time, the Company has not recorded a liability as the amount of the loss contingency is not reasonably estimable. The Company will continue to evaluate the estimability of loss contingency amounts.

Item 4.	(Removed and Reserved)

Executive Officers of the Company as of March 5, 2010

The following are executive officers of the Company as of March 5, 2010:

Kelly A. Walters, President and Chief Executive Officer. Mr. Walters joined the Company and became President and Chief Executive Officer on April 14, 2009 as the successor to Paul Schulte, the firm’s co-founder and then president. Mr. Walters, age 49, is a former Senior Vice President for North Dakota-based Investors Real Estate Trust (IRET), a self-advised equity real estate investment trust. Prior to IRET, he was Senior Vice President and Chief Investment Officer of Omaha based Magnum Resources, Inc., a privately held real estate investment and operating company. Preceding Magnum Resources, Walters was an officer and senior portfolio manager at Brown Brothers Harriman & Company in Chicago. He also held investment positions with Peter Kiewit Sons’ Inc. He holds a B.S.B.A. degree in banking and finance from the University of Nebraska at Omaha and an EMBA from the University of Nebraska.

Corrine L. Scarpello, Senior Vice President and Chief Financial Officer. Ms. Scarpello became Chief Financial Officer of the Company on August 31, 2009. She joined the Company in November 2005 having worked for a year as a consultant for the Company and its management company. Ms. Scarpello, age 55, previously worked for Mutual of Omaha for 17 years, serving as the Vice President of Accounting and Administration for a subsidiary and as Manager in their mergers and acquisitions department. Ms. Scarpello also has accounting and auditing experience with PricewaterhouseCoopers (formerly Coopers and Lybrand) and is a CPA. Ms. Scarpello is currently a director of Nature Technology Corp., a biotech company. Ms. Scarpello is a graduate of the University of Nebraska at Omaha.

Steven C. Gilbert, Senior Vice President and Chief Operating Officer. Mr. Gilbert joined the Company as Senior Vice President of CAP-EX in July 2001 and became Chief Operating Officer on August 27, 2009. Mr.

Gilbert, age 61, had previously served as Senior Vice President of CAP-EX for Humphrey Hospitality Management, Inc. (1999-2001) and for old Supertel Hospitality, Inc. (1991-1999). Mr. Gilbert worked in various sales, purchasing and construction management positions prior to joining old Supertel Hospitality, Inc. in 1991.

David L. Walter, Senior Vice President and Treasurer. Mr. Walter joined the Company as Controller, September 1, 2004. Mr. Walter, age 62, previously served as a Vice President and Controller of Emprise Financial Corporation since March 1998. The position was managing the accounting department for the holding company and four bank charters. Mr. Walter also served the prior 26 years in Banking as Vice President, Treasurer and Controller, in functions of lending, appraising and accounting. Mr. Walter is a graduate of Newman University, Wichita, Kansas, with a Bachelor of Science in Business.

PART II

Item 5.	Market for the Registrant’s Common Equity / Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The common stock trades on the Nasdaq Global Market under the symbol “SPPR.” The closing sales price for the common stock on February 25, 2010 was $1.43 per share. The table below sets forth the dividends declared per share and high and low sales prices per share reported on the Nasdaq Global Market for the periods indicated.

	Supertel Hospitality, Inc. Common Stock
	High	Low	Dividend
2008
First Quarter	$6.78	$5.26	$0.1275
Second Quarter	$5.78	$4.83	$0.1275
Third Quarter	$4.95	$3.90	$0.1275
Fourth Quarter	$4.05	$0.92	$0.0800
2009
First Quarter	$2.10	$0.82	$—
Second Quarter	$1.85	$0.83	$—
Third Quarter	$2.35	$1.47	$—
Fourth Quarter	$2.24	$1.31	$—

(b) Holders

As of February 23, 2010, the approximate number of holders of record of the common stock was 131 and the approximate number of beneficial owners was 4,362.

(c) Dividends

The 2008 fourth quarter dividend of $0.08 was paid in February 2009, and was reported as a component of 2009 dividend payments for income tax purposes. Of the total dividend, $0.053 represented capital gain distribution and $0.027 represented a nondividend distribution to shareholders. The actual amount of future dividends will be determined by the board of directors based on the actual results of operations, economic conditions, capital expenditure requirements and other factors that the board of directors deems relevant.

PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock for the period December 31, 2004 through December 31, 2009, with the cumulative total return on the SNL securities Hotel REIT Index (“Hotel REITs Index”) and the NASDAQ Composite (“NASDAQ—Total US Index”) for the same period. The Hotel REITs Index is comprised of publicly traded REITs that focus on investments in hotel properties. The NASDAQ Composite is comprised of all United States common shares traded on the NASDAQ Stock Market (previously titled NASDAQ—Total US). The comparison assumes a starting investment of $100 on December 31, 2004 in our common stock and in each of the indices shown, and assumes that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

Source : SNL Financial LC, Charlottesville, VA

© 2010

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

(In thousands, except per share data)	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
Operating data (1):
Room rentals and other hotel services (2)	$88,970	$99,256	$90,084	$67,733	$51,709

Net earnings (loss) from continuing operations	(14,911)	2,260	3,268	3,018	2,192
Discontinued operations	(12,614)	4,999	1,147	1,037	812

Net earnings (loss)	(27,525)	7,259	4,415	4,055	3,004
Noncontrolling interest	130	(603)	(337)	(334)	(226)

Net earnings (loss) attributable to controlling interests	(27,395)	6,656	4,078	3,721	2,778
Preferred stock dividends	(1,474)	(1,160)	(948)	(1,215)	(6)
Net earnings (loss) available to common shareholders	(28,869)	5,496	3,130	2,506	2,772

Adjusted EBITDA (3)	(1,916)	35,784	29,230	20,883	15,795

FFO (4)	(16,892)	14,897	15,358	11,189	9,637

Weighted average number of shares outstanding:

basic	21,647	20,840	20,197	12,261	12,062

diluted for EPS calculation	21,647	20,840	20,217	12,272	12,062

diluted for FFO per share calculation	21,647	22,346	22,343	14,960	12,062

Net earnings per common share from continuing operations—basic	(0.75)	0.04	0.10	0.12	0.16
Net earnings per common share from discontinued operations—basic	(0.58)	0.22	0.05	0.08	0.07

Net earnings per common share basic	(1.33)	0.26	0.15	0.20	0.23

Net earnings per common share diluted	(1.33)	0.26	0.15	0.20	0.23

FFO per share—basic	(0.78)	0.71	0.76	0.91	0.80

FFO per share—diluted	(0.78)	0.70	0.73	0.83	0.80

Total assets	274,395	321,477	311,025	202,148	156,956
Total debt	189,513	202,806	196,840	94,878	92,008
Net cash flow:
Provided by operating activities	6,101	20,605	16,640	13,558	10,215
Provided (used) by investing activities	12,025	(22,558)	(104,153)	(49,633)	(32,355)
Provided (used) by financing activities	(18,410)	1,499	83,243	40,348	22,986

Dividends per share (5)	—	0.4625	0.48	0.405	0.26

Reconciliation of Weighted average number of shares for EPS diluted to FFO diluted:
EPS diluted shares	21,647	20,840	20,217	12,272	12,062
Common stock issuable upon exercise or conversion of:
Warrants	—	—	8	—	—
Series A Preferred Stock (6)	—	1,506	2,118	2,688	—

FFO diluted shares	21,647	22,346	22,343	14,960	12,062

(In thousands, except per share data)	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
RECONCILIATION OF NET EARNINGS (LOSS) TO ADJUSTED EBITDA
Net earnings (loss) available to common shareholders	$(28,869)	$5,496	$3,130	$2,506	$2,772
Interest, including disc ops	13,015	13,848	12,908	8,255	5,959
Income tax benefit, including disc ops	(1,647)	(305)	(304)	(107)	(31)
Depreciation and amortization, including disc ops	14,241	14,982	12,211	8,680	6,863

EBITDA	(3,260)	34,021	27,945	19,334	15,563
Noncontrolling interest	(130)	603	337	334	226
Preferred stock dividend	1,474	1,160	948	1,215	6

Adjusted EBITDA	$(1,916)	$35,784	$29,230	$20,883	$15,795

RECONCILIATION OF NET EARNINGS (LOSS) TO FFO
Net earnings (loss) available to common shareholders	$(28,869)	$5,496	$3,130	$2,506	$2,772
Depreciation and amortization, including disc ops	14,241	14,982	12,211	8,680	6,863
Net (gain) loss on disposition of continuing and discontinued assets	(2,264)	(5,581)	17	3	2

FFO (4)	$(16,892)	$14,897	$15,358	$11,189	$9,637

(1)	Revenues for all periods exclude revenues from hotels sold or classified as held for sale, which are classified in discontinued operations in the statements of operations.

(2)	Hotel revenues include room and other revenues from the operations of the hotels.

(3)	Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though Adjusted EBITDA also does not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we also add back preferred stock dividends and noncontrolling interests, which are cash charges.

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

(5)	Represents dividends declared by us. The 2008 fourth quarter dividend of $0.08 was paid in February 2009, and was reported as a component of 2009 dividend payments for income tax purposes. Components of the dividends paid for the year ended December 31, 2009 were $0.053 capital gain distribution and $0.027 nondividend distribution to shareholders.

(6)	The conversion rights of the Series A preferred stock were cancelled as of February 20, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a self-administered REIT, and through our subsidiaries, we owned 115 limited service hotels in 23 states at December 31, 2009. Our hotels operate under several national franchise and independent brands.

Our significant events for 2009 include:

•

Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2010 their right to have units redeemed at $10 per unit. In October 2009, 126,751 units were redeemed at $10 each. The holders of the remaining 51,035 units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit;

•	We sold eight hotels for $17.2 million using the proceeds to pay the underlying mortgages and generating an additional $4.7 million in cash for operations;

•	We secured and borrowed $21.7 million to repay maturing loans and to generate operating capital;

•	Non cash impairment charges of $24.1 million were booked against hotels sold, held for sale, and held for use; and

•

As of December 31, 2009 we had 19 hotels classified as held for sale with a total net book value of $32.0 million. Expected gross proceeds of $35.2 million will be used to pay off the underlying mortgages with remaining cash used for operations.

Additionally, in January 2010, the Company sold the 99 room Comfort Inn located in Dublin, Virginia for approximately $2.75 million. These funds were used to pay off the Village Bank loan with the remaining funds used to reduce the revolving line of credit with Great Western Bank. Also in January 2010, the Company borrowed $0.8 million from First National Bank of Omaha.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnerships, Supertel Limited Partnership and E&P Financing Limited Partnership, limited partnerships, limited liability companies or other subsidiaries of our operating partnerships. We currently own, indirectly, an approximate 99% general partnership interest in Supertel Limited Partnership and a 100% partnership interest in E&P Financing Limited Partnership.

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2009 and 2008, and results of operations for the years ended December 31, 2009, 2008 and 2007, and should be read along with the consolidated financial statements and related notes.

RevPAR, ADR and Occupancy

The following table presents our revenue per available room (“RevPAR”), average daily rate (“ADR”) and occupancy by region for 2009 and 2008, respectively. The comparisons of same store operations are for 96 hotels owned and held in continuing operations as of January 1, 2008, including nine of the ten hotels purchased on January 2, 2008.

	2009				2008
Same Store Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$31.96	62.1%	$51.50	214	$38.02	73.2%	$51.97
West North Central	2,670	28.44	59.4%	47.86	2,670	31.47	65.2%	48.25
East North Central	1,081	36.25	58.5%	61.96	1,081	41.85	65.3%	64.11
Middle Atlantic/New England	142	38.90	58.9%	66.04	142	43.47	64.3%	67.63
South Atlantic	2,772	25.71	57.8%	44.48	2,772	28.39	60.3%	47.07
East South Central	822	31.29	53.2%	58.82	822	33.59	55.5%	60.53
West South Central	456	25.84	56.9%	45.38	456	27.91	59.7%	46.73

Total Same Store Hotels	8,157	$28.96	58.0%	$49.90	8,157	$32.20	62.5%	$51.54

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Alabama, Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Our RevPAR, ADR and Occupancy, by franchise affiliation for 2009 and 2008 were as follows:

	2009				2008
Same Store Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B *
Comfort Inn/ Comfort Suites	1,669	$38.53	56.0%	$68.84	1,669	$44.12	60.7%	$72.62
Hampton Inn	135	43.62	58.9%	74.01	135	50.78	66.8%	76.04
Holiday Inn Express	125	43.92	67.1%	65.44	125	43.39	65.1%	66.64
Other Midscale (1)	291	29.77	50.5%	58.95	291	36.54	58.8%	62.15

Total Midscale w/o F&B *	2,220	$38.00	56.1%	$67.78	2,220	$43.49	61.1%	$71.17

Economy
Days Inn	1,146	$27.93	54.4%	$51.35	1,146	$29.44	56.0%	$52.59
Super 8	3,308	28.34	60.0%	47.22	3,308	31.77	66.5%	47.77
Other Economy (2)	258	27.35	43.0%	63.54	258	28.73	44.6%	64.45

Total Economy	4,712	$28.19	57.7%	$48.83	4,712	$31.03	62.7%	$49.48

Total Same Store Midscale/Economy	6,932	$31.33	57.2%	$54.78	6,932	$35.02	62.2%	$56.30

Extended Stay (3)	1,225	$15.58	62.9%	$24.78	1,225	$16.18	63.9%	$25.30

Total Same Store Hotels	8,157	$28.96	58.0%	$49.90	8,157	$32.20	62.5%	$51.54

1	Includes Ramada Limited, Baymont Inn & Suites and Sleep Inn brands
2	Includes Guesthouse Inns, Key West Inns, and non franchised independent hotels
3	Includes Savannah Suites and Tara Inn & Suites

*	“w/o F & B” indicates without food and beverage

Same store reflects 96 hotels owned and held in continuing operations as of January 1, 2008, including nine of the ten hotels purchased on January 2, 2008.

Results of Operations

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2009			2008			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$88,970	$16,524	$105,494	$99,256	$25,729	$124,985	$(10,286)
Hotel and property operations expenses	(67,360)	(14,487)	(81,847)	(71,132)	(19,833)	(90,965)	3,772
Interest expense	(10,414)	(2,601)	(13,015)	(10,738)	(3,110)	(13,848)	324
Depreciation and amortization expense	(12,457)	(1,784)	(14,241)	(12,067)	(2,915)	(14,982)	(390)
General and administrative expenses	(3,813)	—	(3,813)	(3,696)	—	(3,696)	(117)
Impairment losses	(10,872)	(13,276)	(24,148)	—	(250)	(250)	(10,872)
Net gains (losses) on dispositions of assets	(146)	2,410	2,264	1	5,580	5,581	(147)
Other income	134	—	134	129	—	129	5
Income tax benefit (expense)	1,047	600	1,647	507	(202)	305	540

	$(14,911)	$(12,614)	$(27,525)	$2,260	$4,999	$7,259	$(17,171)

Revenues and Operating Expenses

Loss from continuing operations for the twelve months ended December 31, 2009 was $(14.9) million, compared to earnings from continuing operations of $2.3 million for 2008. After recognition of discontinued operations, noncontrolling interests and dividends for preferred stock shareholders, the net loss attributable to common shareholders was $(28.9) million or $(1.33) per diluted share, for the year ended December 31, 2009, compared to net earnings available to common shareholders of $5.5 million or $0.26 per diluted share for 2008.

During 2009 revenues from continuing operations decreased $10.3 million, or 10.4 percent. This decrease is primarily due to the effects of the economic downturn.

We refer to our entire portfolio as limited service hotels, which we further describe as midscale without food and beverage hotels, economy hotels and extended stay hotels. The same store portfolio used for comparison of the twelve months ending 2009 over the same period of 2008 consists of the 96 hotels in continuing operations that were owned by the company as of January 1, 2008, including nine of ten hotels purchased January 2, 2008. The Company’s 59 same-store economy hotels reflected a 9.2 percent decrease in RevPAR to $28.19 in 2009 with an 8.0 percent decline in occupancy to 57.7 percent with a slight decrease in ADR of 1.3%. The Company’s 29 same-store midscale without food and beverage hotels experienced a 4.8 percent decline in ADR. Occupancy dropped 8.2 percent and RevPAR was down 12.6 percent to $38.00. The extended stay hotels are economy hotels with significantly lower ADR and RevPAR than other limited service hotels. ADR for the eight same-store extended stay hotels was down 2.1 percent from the prior year to $24.78. Occupancy slipped 1.6 percent, and RevPAR decreased 3.7 percent to $15.58. The total same-store portfolio of 96 hotels for the year ended 2009, compared with the prior year, had a 3.2 percent decline in ADR with a coinciding 7.2 percent drop in occupancy, which resulted in a 10.1 percent decrease in RevPAR.

Hotel and property operations expenses from continuing operations for the year ended 2009 decreased $3.8 million or 5.3 percent. These decreases primarily result from reductions in hourly staffing levels and other cost-saving initiatives implemented across the portfolio to compensate for the occupancy decrease.

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense from continuing operations decreased by $0.3 million, due primarily to lower interest rates on variable rate debt. The depreciation and amortization expense from continuing operations increased $0.4 million for 2009 over 2008, which was caused by capital improvements to the hotels. The general and administration expense from continuing operations for 2009 rose $0.1 million or 3.2 percent compared to 2008. The primary driver for this increase is an increase in payroll expense for severance pay, partially offset by a decrease in professional fees.

Impairment Charges

In 2009 we recorded $10.9 million of impairment charges on six hotels classified as held for use. An additional $13.2 million of impairment was charged against sixteen properties in discontinued operations. Thirteen of these sixteen properties are classified as held for sale and represent $12.7 million of the impairment charge; the remaining three have been sold as of December 31, 2009 and represent $0.5 million of the impairment. For additional information, see Note 5 to the consolidated financial statements.

In 2008 we recorded an impairment charge of $0.3 million on two held for sale hotels.

Dispositions

In 2009 the net losses on dispositions of assets in continuing operations increased $0.1 million over 2008, partially as a result of franchise-mandated upgrades to the properties. In 2009 discontinued operations reflected a $2.4 million gain on the disposition of assets. Of this, gains of $2.5 million are attributable to eight properties that have been sold; while $0.1 million of net losses on the sale of assets are attributable to assets held for sale.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from our taxable REIT subsidiary, the TRS Lessee. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax benefit is a result of TRS Lessee’s losses for the years ended December 31, 2009 and 2008. The income tax benefit will vary based on the taxable earnings or loss of the TRS Lessee, a C corporation.

The income tax benefit from continuing operations increased by approximately $0.5 million during 2009 compared to the year ago period, due to an increased loss from continuing operations by the TRS Lessee in 2009.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2008			2007			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$99,256	$25,729	$124,985	$90,084	$21,547	$111,631	$9,172
Hotel and property operations expenses	(71,132)	(19,833)	(90,965)	(63,104)	(15,593)	(78,697)	(8,028)
Interest expense	(10,738)	(3,110)	(13,848)	(10,047)	(2,861)	(12,908)	(691)
Depreciation and amortization expense	(12,067)	(2,915)	(14,982)	(10,032)	(2,179)	(12,211)	(2,035)
General and administrative expenses	(3,696)	—	(3,696)	(3,864)	—	(3,864)	168
Impairment losses	—	(250)	(250)	—	—	—	—
Net gains (losses) on dispositions of assets	1	5,580	5,581	(16)	(1)	(17)	17
Other income	129	—	129	177	—	177	(48)
Income tax benefit (expense)	507	(202)	305	70	234	304	437

	$2,260	$4,999	$7,259	$3,268	$1,147	$4,415	$(1,008)

Revenues and Operating Expenses

Earnings from continuing operations for the twelve months ended December 31, 2008 reflected $2.3 million, compared to net earnings of $3.3 million for 2007. After recognition of discontinued operations, noncontrolling interest and dividends for preferred stock shareholders, the net earnings available to common shareholders reflected $5.5 million or $0.26 per diluted share, for the year ended December 31, 2008, compared to $3.1 million or $0.15 per diluted share for 2007.

During 2008 revenues from continuing operations increased $9.2 million, or 10.2 percent, of which $7.7 million was due to the increased number of properties related to acquisitions and $1.5 million was due to a revenue increase from the same-store portfolio. The same store portfolio used for comparison of the twelve months ending 2008 over the same period of 2007 consists of 76 hotels in continuing operations that were owned by the company as of January 1, 2007. The Company’s 45 same-store economy hotels posted a 2.6 percent improvement in RevPAR to $31.00 in 2008 with a 2.1 percent increase in occupancy to 63.9 percent with a 1.0 percent increase in ADR from $48.22 to $48.48. The Company’s 24 same-store midscale without food and beverage hotels had a 2.2 percent decrease in ADR and a 4.1 percent decrease in occupancy resulting in a RevPAR of $44.37, compared to $47.26 in 2007. The extended stay hotels are economy hotels with significantly lower ADR and RevPAR than other limited service hotels. ADR for the seven same store extended stay hotels was down 2.6 percent from the prior year to $25.13. Occupancy was down 5.8 percent, and RevPAR decreased 8.3 percent to $16.31. The total same-store portfolio of 76 hotels for the year ended 2008, compared with the prior year, had a 0.9 percent decrease in ADR and a 1.4 percent decrease in occupancy, which resulted in a 2.2 percent decrease in RevPAR.

Hotel and property operations expenses from continuing operations for the year ended 2008 increased $8.0 million or 12.7 percent, of which $5.8 million was related to new hotel acquisitions, and $2.2 million was from the same-store portfolio.

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense from continuing operations increased by $0.7 million, due primarily to increased debt used for hotel acquisitions. The depreciation and amortization expense from continuing operations increased $2.0 million for 2008 over 2007. This is primarily related to hotel acquisitions as well as asset additions for the continuing operations portfolio outpacing the amount of assets exceeding their useful life. The general and administration expense from continuing operations for 2008 decreased $0.2 million or 4.3 percent compared to 2007. The primary driver for this decrease is a reduction in professional consulting fees resulting from less acquisition activity in 2008.

Impairment Charges

For 2008, we recorded an impairment charge of $0.3 million on two held for sale hotels. In 2007, no impairment charges were recorded.

Dispositions

In 2008, we recognized net gains on the disposition of assets of approximately $5.6 million, due to the sale of two hotels.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from our taxable REIT subsidiary, the TRS Lessee. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 40%. The tax benefit is a result of TRS Lessee’s losses for the year ended December 31, 2008 and 2007. The income tax benefit will vary based on the taxable earnings of the TRS Lessee, a C corporation. The income tax benefit from continuing operations increased by approximately $0.4 million during 2008 compared to the prior period, due to an increased loss from continuing operations by the TRS Lessee in 2008 compared to 2007.

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

The Company’s operating performance, as well as its liquidity position, has been and continues to be negatively affected by recent economic conditions, many of which are beyond our control. The Company does not believe it is likely that these adverse economic conditions, and their effect on the hospitality industry, will improve significantly in the next two quarters.

Our business requires continued access to adequate capital to fund our liquidity needs. In 2009, the Company reviewed its entire portfolio, identified properties considered non-core and developed timetables for disposal of those assets deemed non-core. We focused on improving our liquidity through cash generating asset sales and disposition of assets that are not generating cash at levels consistent with our investment principles. In 2010, our foremost priorities are preserving and generating capital sufficient to fund our liquidity needs. Given the deterioration and uncertainty in the economy and financial markets, management believes that access to conventional sources of capital will be challenging and management has planned accordingly. We are also working to proactively address challenges to our short-term and long-term liquidity position.

The following are our expected actual and potential sources of liquidity, which we currently believe will be sufficient to fund our near-term obligations:

•	Cash and cash equivalents;

•	Cash generated from operations;

•	Proceeds from asset dispositions;

•	Proceeds from additional secured or unsecured debt financings; and/or

•	Proceeds from public or private issuances of debt or equity securities.

These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate cash from these sources, we may have liquidity-related capital shortfalls and will be exposed to default risks. While we believe that we will have adequate capital for our near –term uses, significant issues with access to the liquidity sources identified above could lead to our insolvency.

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was potential upside when hotel fundamentals return to stabilized levels. The nineteen properties held for sale as of December 31, 2009 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

        Subsequent to year end, the Company sold a Comfort Inn located in Dublin, Virginia, for approximately $2.75 million. These funds were used to pay off the Village Bank Loan with the remaining $1.7 million used to reduce the revolving line of credit with Great Western Bank. With respect to the remainder of 2010, we are actively marketing the remaining 18 properties that will result in the elimination of $24.5 million of debt and generate an expected $4.0 million of proceeds for operations. We have continued to receive strong interest in our 18 held for sale properties. The marketing process has been affected by deteriorating economic conditions and we have experienced some decreases in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

•	whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

•	whether potential buyers will be able to secure financing; and

•	the length of time needed to find a buyer and to close the sale of a property.

As our debt matures, our principal payment obligations also present significant future cash requirements. We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and deteriorating economic conditions. Historically, extending or refinancing loans has required the payment of certain fees to, and expenses of, the applicable lenders. Any future extensions or refinancing will likely require increased fees due to tightened lending practices. These fees and cash flow restrictions will affect our ability to fund other liquidity uses. In addition, the terms of the extensions or refinancing may include operational and financial covenants significantly more restrictive than our current debt covenants.

The Company’s $9.0 million note payable to Wells Fargo Bank ($7.4 million balance from continuing operations at December 31, 2009) matures on August 12, 2010. The Company’s other 2010 maturities (at December 31, 2009) consist of approximately $4.5 million of principal amortization on mortgage loans and a $0.5 million note payable to Elkhorn Valley Bank. The Company intends to refinance or repay these 2010 maturities using our existing lines of credit, other financing, funds from operations or proceeds from the sale of hotels. If the Company is unable to repay or refinance its debt as it becomes due, then its lenders have the ability to take control of its encumbered hotel assets.

The Company is also required to meet various financial covenants required by its existing lenders. If the Company’s future financial performance fails to meet these financial covenants, then its lenders also have the ability to take control of its encumbered hotel assets. Defaults with lenders due to failure to repay or refinance debt when due or failure to comply with financial covenants could also result in defaults under our credit facilities with Great Western Bank and Wells Fargo Bank. Our Great Western Bank and Wells Fargo Bank credit facilities contain cross-default provisions which would allow Great Western Bank and Wells Fargo Bank to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements. The Company believes it has the ability to repay its indebtedness when due with cash generated from operations, sales of hotels, refinancings or the issuance of stock, while at the same time continuing to be a substantial owner of limited service and economy hotels. If the economic environment does not improve in 2010, the Company’s plans and actions may not be sufficient and could lead to possibly failing financial debt covenant requirements.

The Company declared in 2008 and paid the quarterly common stock dividend of .08 per share on February 2, 2009, but there have been no common stock dividends declared during 2009. The Board of Directors continues to monitor the company’s dividend requirements to retain its REIT status on a quarterly basis.

Financing

At December 31, 2009, we had long-term debt of $164.5 million from continuing operations consisting of notes and mortgages payable, with a weighted average term to maturity of 4.8 years and a weighted average interest rate of 5.98%. The weighted average fixed rate was 6.8%, and the weighted average variable rate was 4.1%. Aggregate annual principal payments for the next five years and thereafter are as follows (in thousands):

	2009
	Held For Sale	Held For Use	TOTAL
2010	$24,975	$12,374	$37,349
2011	—	18,217	18,217
2012	—	61,066	61,066
2013	—	3,629	3,629
2014	—	4,368	4,368
Thereafter	—	64,884	64,884

	$24,975	$164,538	$189,513

Of the maturities representing continuing operations in 2010 (at December 31, 2009), approximately $4.5 million consist of principal amortization on mortgage loans, which we expect to fund through cash flows from operations and the sale of hotels. The remaining maturities from continuing operations in 2010 (at December 31, 2009) consist of:

•	a $7.4 million balance on the credit facility with Wells Fargo Bank; and

•	a $0.5 million note payable to Elkhorn Valley Bank.

The loans with Wells Fargo Bank and Elkhorn Valley Bank are expected to be refinanced or repaid using our existing lines of credit, other financing, funds from operations or proceeds from the sale of hotels. However, certain of these alternatives are not within our control.

In March, 2009, the Company borrowed $1.0 million (fixed rate of 6.5%) from Elkhorn Valley Bank. Funds were used to support operations.

In May, 2009 the Company borrowed $10 million (fixed rate of 5.5%) from the previously unused $10 million term loan facility available under the Amended and Restated Loan Agreement with Great Western Bank dated December 3, 2008 and used a portion of the borrowings to repay in full a $9.0 million mortgage loan (fixed rate 8.4%) with First National Bank of Omaha.

In May, 2009, the Company paid in full the $1.2 million loan with Susquehanna Bank, from a portion of the Gettysburg, PA hotel (Holiday Inn Express) sale proceeds.

In August, 2009, the Company paid in full the $0.1 million loan with Iowa Business Growth, from a portion of the Anamosa, IA (Super 8) sale proceeds.

In November, 2009, the Company amended its $9.0 million credit facility with Wells Fargo Bank to, among other things: (a) set a floor rate of 4.00%; (b) require monthly principal payments of $75,000; and (c) extend the maturity date from November 12, 2009 to May 12, 2010. On March 31, 2010, the maturity of the note was extended to August 12, 2010.

In December, 2009, the Company obtained an approximate $2.0 million line of credit (6.75%) with Elkhorn Valley Bank in Norfolk, NE. Funds will be used to provide operating capital.

We are required to comply with financial covenants for certain of our loan agreements. As of December 31, 2009, we were either in compliance with the financial covenants or obtained waivers for non-compliance (as discussed below). As a result, we are not in default of any of our loans.

Prior to the amendment discussed below, our credit facilities with Great Western Bank required that we maintain consolidated and loan-specific debt service coverage ratios (based on a rolling twelve month period) of at least 1.50 to 1, tested quarterly, and consolidated and loan-specific loan to value ratios (based on a rolling twelve month period) that do not exceed 65%, tested annually. As of December 31, 2009, our covenant levels, as calculated pursuant to the loan agreement, were 1.29 to 1 (consolidated debt service coverage ratio), 1.46 to 1 (loan-specific debt service coverage ratio), 60% (consolidated loan to value ratio) and 65% (loan-specific loan to value ratio). The credit facilities were amended on March 29, 2010 to require maintenance of (a) a consolidated debt service coverage ratio of at least 1.05 to 1, tested quarterly, from December 31, 2009 through June 30, 2011 and 1.50 to 1, tested quarterly, from July 1, 2011 through the maturity of the credit facilities, (b) a loan-specific debt service coverage ratio of 1.20 to 1, tested quarterly, from December 31, 2009 through June 30, 2011 and 1.50 to 1, tested quarterly, from July 1, 2011 through the maturity of the credit facilities and (c) consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually commencing on December 31, 2009, in each case, through the maturity of the credit facilities.

The Great Western Bank amendment also: (a) modifies the borrowing base so that the loans available to the Company may not exceed the lesser of (i) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (ii) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20 to 1 from December 31, 2009 through June 30, 2011 and 1.50 to 1 from July 1, 2011 through the maturity of the credit facilities; (b) increases the interest rate on the revolving credit portion of the credit facilities from prime (subject to a 4.50% floor rate) to 5.50% from March 29, 2010 through June 30, 2011 and prime (subject to a 5.50% floor rate) from July 1, 2011 through the maturity of the credit facilities; and (c) gives Great Western Bank the option to increase the interest rates of the credit facilities up to 4.00% any time after June 30, 2011.

Our credit facility with Wells Fargo Bank requires us to maintain a consolidated loan to value ratio (based on a rolling twelve month period) that does not exceed 70%, tested quarterly. As of December 31, 2009, this ratio, as calculated pursuant to the loan agreement, was 75%. The credit facility also requires us to maintain a minimum tangible net worth of not less than $75 million plus 90% of net proceeds from equity transactions after December 31, 2006, tested quarterly. As of December 31, 2009, our tangible net worth, as calculated pursuant to the loan agreement, was $74.5 million. The Company received a waiver for non-compliance with both of these covenants. In connection with the waiver, the credit facility was amended on March 31, 2010 to require maintenance of a consolidated loan to value ratio that does not exceed 77.5% and a minimum tangible net worth of not less than $70 million, in each case, through the maturity of the credit facility. The amendment also reduced our quarterly minimum consolidated fixed charge coverage ratio covenant (based on a rolling twelve month period) through the maturity of the credit facility from: 0.90 to 1 after preferred dividends and 1.00 to 1 before preferred dividends; to 0.75 to 1 after preferred dividends and 0.80 to 1 before preferred dividends. The credit facility with Wells Fargo Bank was also amended on March 31, 2010 to extend the maturity date from May 12, 2010 to August 12, 2010, require a $200,000 principal payment on March 31, 2010 and require a $100,000 principal payment on April 30, 2010.

On March 25, 2010, our credit facilities with General Electric Capital Corporation were amended to require us to maintain $3.9 million of total adjusted EBITDA (based on a rolling twelve month period), tested quarterly commencing on December 31, 2009, with respect to our GE-encumbered properties through 2011, in lieu of maintenance of minimum fixed charge coverage ratios (FCCRs). This required minimum level of total adjusted EBITDA will be reduced by the pro rata percentage of total adjusted EBITDA attributable to any GE-encumbered properties that are sold, if certain conditions are satisfied. As of December 31, 2009, our total adjusted EBITDA, as calculated pursuant to the loan agreement, with respect to our GE-encumbered properties was $5.2 million (the reduction for sold properties was $0.7 million). Commencing in 2012 and continuing for the term of the loans, we are required to maintain, with respect to our GE-encumbered properties, a before dividend FCCR (based on a rolling twelve month period) of 1.3 to 1 and after dividend FCCR (based on a rolling twelve month period) of 1.0 to 1.

The GE amendment also: (a) reduces our consolidated debt service coverage ratio covenant (based on a rolling twelve month period) from 1.4 to 1 for each quarter of 2009 and 1.5 to 1 each quarter thereafter for the term of the loans to 1.05 to 1 for the quarter ended December 31, 2009 and each quarter thereafter through 2011 and 1.5 to 1 each quarter thereafter for the term of the loans; (b) defers prepayment fees with respect to prepayments required as a result of the sale of any of our Masters Inn hotels until January 1, 2012; and (c) implements a quarterly cash flow sweep, equal to the amount by which our consolidated debt service coverage ratio exceeds 1.75 to 1, to pay deferred prepayment fees. As of December 31, 2009, our consolidated debt service coverage ratio, as calculated pursuant to the loan agreement, was 1.35 to 1. In connection with previous amendments and waivers, the interest rate of the loans under our credit facilities with GE have increased by 1.5%. If our FCCR with respect to our GE-encumbered properties equals or exceeds 1.3 to 1 before dividends and 1.0 to 1 after dividends for two consecutive quarters, the cumulative 1.5% increase in the interest rate of the loans will be eliminated.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank and Wells Fargo Bank credit facilities contain cross-default provisions which would allow Great Western Bank and Wells Fargo Bank to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. We are not in default of any of our loans.

Acquisition of Hotels

There were no acquisitions made during 2009.

In 2008, the Company acquired seven hotels in Kentucky, two hotels in Sioux Falls, South Dakota and a hotel in Green Bay, Wisconsin. The combined purchase price of $22 million was funded by term loans of $15.6 million and $6.4 million from our existing credit facilities. The franchise brands consisted of Comfort Inn (2), Comfort Suites (1), Days Inn (4), Quality Inn (1), Sleep Inn (1) and Super 8 (1).

In 2007, the Company acquired 27 hotels in Georgia (7), Florida (5), Virginia (4), South Carolina (4), Louisiana (2), Alabama (1), Idaho (1), Montana (1), Indiana (1) and Maine (1). The combined purchase price of $110.5 million was funded by term loans of $43.4 million, assumption of $11.4 million of existing loans, a bridge loan of $8.5 million, $40.3 million from our existing credit facilities and issuance of 863,611 common operating units in Supertel Limited Partnership. The franchise brands consisted of Masters Inn (15), Days Inn (5), Super 8 (4), Comfort Inn (2) and Tara Inn (1).

Disposition of Hotels

Sale Date 2009	Hotel Location	Brand	Rooms	Sale Price (millions)
March	Charles City, IA	Super 8	43	$1.10
May	Gettysburg, PA	Holiday Inn Express	51	2.60
July	Kissimmee, FL	Masters Inn	116	1.60
August	Ellsworth, ME	Comfort Inn	63	2.20
August	Orlando, FL	Masters Inn	120	3.60
August	Anamosa, IA	Super 8	35	0.85
October	Dahlgren, VA	Comfort Inn	59	3.50
October	Kissimmee, FL	Masters Inn	187	1.70

			674	$17.15

Sale proceeds were used to reduce debt.

Redemption of Preferred Operating Partnership Units

We own, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 99% general partnership interest in Supertel Limited Partnership, through which we own 56 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 1% is held by limited partners who transferred property interests to us in return for limited partnership interests in Supertel Limited Partnership. These limited partners hold, as of December 31, 2009, 158,161 common operating partnership units and 51,035 preferred operating partnership units. Each limited partner of Supertel Limited Partnership may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common or preferred units, at any time after a specified period following the date he or she acquired the units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, in our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock.

The preferred units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2009. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership. Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2010 their right to have units redeemed at $10 per unit. In October 2009, 126,751 units were redeemed at $10 each. The holders of the remaining 51,035 units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit. There were 17,824 preferred operating partnership units redeemed during the year ended December 31, 2008.

Contractual Obligations

Below is a summary of certain obligations from continuing operations that will require capital (in thousands) as of December 31, 2009:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including interest	$206,695	$21,983	$95,499	$16,402	$72,811
Land leases	5,144	72	142	148	4,782

Total contractual obligations	$211,839	$22,055	$95,641	$16,550	$77,593

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

Impairment of assets

In accordance with FASB ASC 360-10-35 Property Plant and Equipment—Overall—Subsequent Measurement, the Company analyzes its assets for impairment when events or circumstances occur that indicate the carrying amount may not be recoverable. As part of this process, the Company utilizes a two-step analysis to determine whether a trigger event (within the meaning of ASC 360-10-35) has occurred with respect to cash flow of, or a significant adverse change in business climate for, its hotel properties. Quarterly and annually the Company reviews all of its hotels to determine any property whose cash flow or operating performance significantly underperformed from budget or prior year, which the Company has set as a shortfall against budget or prior year as

15% or greater.

At year end the Company applied a second analysis on the entire held for use portfolio. The analysis estimated the expected future cash flows to identify any property whose carrying amount potentially exceeded the recoverable value. (Note that at the end of each quarter, this analysis is performed only on those properties identified in the 15% change analysis). In performing this year end analysis, the Company made the following assumptions:

•

Holding periods ranged from one year for noncore assets to be classified as held for sale in 2010, to ten years for those assets considered as core. Analysis in prior quarters assumed holding periods of ten years. In the fourth quarter of 2010, a review of the existing portfolio by the management team identified assets as core and non-core. This review of assets as core and non core will be an ongoing activity.

•

Cash flow from trailing twelve months for the individual properties multiplied by the holding period as noted above. The Company did not assume growth rates on cash flows as part of its step one analysis.

•	A revenue multiplier for the terminal value based on an average of past two years sales from leading industry broker of like properties.

For the Company’s hotels that did not pass the analysis above, their identification represented a triggering event as described in ASC 360-10-35. A trigger event occurred for each hotel property in which the carrying value exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. These properties were then tested to determine if such carrying amounts were recoverable. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment—Overall—Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability, the Company uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition. In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotels are determined by management, based on discussions with our asset management group and our third party management companies. Each property was then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment—Overall—Implementation. In this analysis, the Company completed a detailed review of each hotel’s market conditions and future prospects, which incorporated specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. Based on the results of this analysis, it was determined that the Company had investments in six properties that were not fully recoverable; accordingly, impairment was recognized.

The holding period of the six properties on which impairment was recognized was three years or less. This is the result of a fourth quarter review of the entire portfolio performed by the management team identifying those assets that would no longer be considered long term or core. Prior to this review, properties were considered long term investments and holding periods of ten years were used, which was reasonable based on the Company’s long history of holding properties in excess of ten years.

To determine the amount of impairment on the properties identified above, in accordance with FASB ASC 360-10-55, the Company calculated the excess of the carrying value of the each property in comparison to its fair market value as of December 31, 2009. Based on this calculation, the Company determined total impairment of $10.9 million as of December 31, 2009 on the six held for use assets previously noted. Fair market value was determined by multiplying trailing 12 months revenue for each property by a revenue multiplier that was determined based on the Company’s experience with hotel sales in the current year as well as available industry information. As the fair market value of each property impaired for the year ending December 31, 2009, was determined in part by management estimates, a reasonable possibility exists that future changes to inputs and assumptions could affect the accuracy of management’s estimates and such future changes could lead to further possible impairment in the future.

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

However, per FASB ASC 480-10-S99 Liabilities—Overall—SEC Materials , securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interest outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions.

Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered existing GAAP guidance to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

The consolidated results of the Company include the following ownership interests held by owners other than the Company: the common units in the Operating Partnership held by third parties (158,161 at December 31, 2009), and the preferred units in the Operating Partnership held by third parties (51,035 at December 31, 2009).

Regarding the preferred units in the Operating Partnership, in certain circumstances, redemption of the units could result in a net cash settlement outside the Control of the Company. In October, 2009, certain preferred operating unit holders redeemed 126,751 units at $10 each. In accordance with ASC 480-10 Distinguishing Liabilities from Equity—Overall , the Company reclassified these units to liabilities as of December 31, 2009. The Company will continue to record the remaining preferred operating units outside of permanent equity in the consolidated balance sheets. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected this interest at its redemption value as of December 31, 2009 and December 31, 2008.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Information

The market risk associated with financial instruments and derivative financial or commodity instruments is the risk of loss from adverse changes in market prices or rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, we have used both long term fixed rate loans and variable rate loans from institutional lenders to finance our hotels. We are not currently using derivative financial or commodity instruments to manage interest rate risk.

Management monitors our interest rate risk closely. The table below presents the annual maturities, weighted average interest rates on outstanding debt, excluding debt related to hotel properties held for sale, at the end of each year and fair values required to evaluate the expected cash flows under debt and related agreements, and our sensitivity to interest rate changes at December 31, 2009. Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate Debt	$4,749	$17,300	$41,035	$2,574	$3,271	$45,793	$114,722	$118,295
Average Interest Rate	6.88%	6.88%	7.09%	6.94%	6.93%	7.09%	6.97%	—

Variable Rate Debt	$7,625	$917	$20,031	$1,055	$1,097	$19,091	$49,816	$49,816
Average Interest Rate	4.14%	4.16%	3.91%	3.83%	3.83%	3.83%	3.98%	—

As the table incorporates only those exposures that exist as of December 31, 2009, it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise after December 31, 2009.

Item 8.	Financial Statements and Supplementary Data

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Supplementary information required by this Item is presented in Item 6.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Supertel Hospitality, Inc.:

We have audited the accompanying consolidated balance sheets of Supertel Hospitality, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supertel Hospitality, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, in 2009 the Company retrospectively changed its method of accounting for noncontrolling interests in subsidiaries due to adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, included in ASC Topic 810, Consolidation.

/s/ KPMG LLP

Omaha, Nebraska

March 31, 2010

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	December 31, 2009	December 31, 2008
ASSETS
Investments in hotel properties	$319,770	$330,271
Less accumulated depreciation	86,069	77,028

	233,701	253,243

Cash and cash equivalents	428	712
Accounts receivable, net of allowance for doubtful accounts of $95 and $107	2,043	2,401
Prepaid expenses and other assets	4,779	2,903
Deferred financing costs, net	1,414	1,580
Investment in hotel properties held for sale	32,030	60,638

	$274,395	$321,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$10,340	$13,697
Debt related to hotel properties held for sale	24,975	37,022
Long-term debt	164,538	165,784

	199,853	216,503

Redeemable noncontrolling interest in consolidated partnership, at redemption value	511	1,778

Redeemable preferred stock
Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

SHAREHOLDERS’ EQUITY
Preferred stock, 40,000,000 shares authorized; Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
Common stock, $.01 par value, 100,000,000 shares authorized; 22,002,322 and 20,924,677 shares outstanding	220	209
Additional paid-in capital	120,153	112,804
Distributions in excess of retained earnings	(54,420)	(25,551)

Total shareholder equity	65,961	87,470

Noncontrolling interest in consolidated partnership, redemption value $237 and $2,101	408	8,064

Total Equity	66,369	95,534

	$274,395	$321,477

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
REVENUES
Room rentals and other hotel services	$88,970	$99,256	$90,084

EXPENSES
Hotel and property operations	67,360	71,132	63,104
Depreciation and amortization	12,457	12,067	10,032
General and administrative	3,813	3,696	3,864

	83,630	86,895	77,000

EARNINGS BEFORE NET GAINS (LOSSES) ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST, IMPAIRMENT LOSSES, NONCONTROLLING INTEREST AND INCOME TAX BENEFIT	5,340	12,361	13,084

Net gains (losses) on dispositions of assets	(146)	1	(16)
Other income	134	129	177
Interest	(10,414)	(10,738)	(10,047)
Impairment losses	(10,872)	—	—

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(15,958)	1,753	3,198

Income tax benefit	(1,047)	(507)	(70)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(14,911)	2,260	3,268

Earnings (loss) from discontinued operations	(12,614)	4,999	1,147

NET EARNINGS (LOSS)	(27,525)	7,259	4,415

Noncontrolling interest income (expense)	130	(603)	(337)

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	(27,395)	6,656	4,078

Preferred stock dividends	(1,474)	(1,160)	(948)

NET EARNINGS (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(28,869)	$5,496	$3,130

NET EARNINGS (LOSS) PER COMMON SHARE—BASIC AND DILUTED
EPS from continuing operations	$(0.75)	$0.04	$0.10
EPS from discontinued operations	$(0.58)	$0.22	$0.05

EPS basic and diluted	$(1.33)	$0.26	$0.15

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS
Income from continuing operations, net of tax	$(16,386)	$826	$2,026
Discontinued operations, net of tax	(12,483)	4,670	1,104

Net earnings (loss) attributable to common shareholders	$(28,869)	$5,496	$3,130

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Years ended December 31, 2009, 2008, and 2007
	Preferred Stock	Preferred Stock Warrants	Common Stock	Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Total Shareholder Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2006	$15	$53	$191	$109,319	$(14,741)	$94,837	$1,572	$96,409

Partner Draws	—	—	—	—	—	—	(397)	(397)
Issuance of OP Units	—	—	—	—	—	—	6,925	6,925
Deferred compensation	—	—	—	54	—	54	—	54
Warrant Conversion	—	(53)	1	52	—	—	—	—
Option Conversion	—	—	—	17	—	17	—	17
Conversion of Preferred Stock	(6)	—	10	(4)	—	—	—	—
Common dividends—$.48 per share	—	—	—	—	(9,791)	(9,791)	—	(9,791)
Common stock offering	—	—	5	3,354	—	3,359	—	3,359
Preferred dividends	—	—	—	—	(948)	(948)	—	(948)
Net earnings	—	—	—	—	4,078	4,078	122	4,200

Balance at December 31, 2007	$9	$—	$207	$112,792	$(21,402)	$91,606	$8,222	$99,828

Partner Draws	—	—	—	—	—	—	(572)	(572)
Issuance of OP Units	—	—	—	—	—	—	26	26
Deferred compensation	—	—	—	12	—	12	—	12
Dividend Reinvestment Plan	—	—	—	1	—	1	—	1
Conversion of Preferred Stock	(1)	—	2	(1)	—	—	—	—
Common dividends—.4625 per share	—	—	—	—	(9,645)	(9,645)	—	(9,645)
Preferred dividends	—	—	—	—	(1,160)	(1,160)	—	(1,160)
Net earnings	—	—	—	—	6,656	6,656	388	7,044

Balance at December 31, 2008	$8	$—	$209	$112,804	$(25,551)	$87,470	$8,064	$95,534

Deferred compensation	—	—	—	6	—	6	—	6
Conversion of OP Units	—	—	11	7,343	—	7,354	(7,354)	—
Preferred dividends	—	—	—	—	(1,474)	(1,474)	—	(1,474)
Net earnings (loss)	—	—	—	—	(27,395)	(27,395)	(302)	(27,697)

Balance at December 31, 2009	$8	$—	$220	$120,153	$(54,420)	$65,961	$408	$66,369

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(27,525)	$7,259	$4,415
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,241	14,979	12,204
Amortization of intangible assets and deferred financing costs	595	569	408
Net losses (gains) on dispositions of assets	(2,264)	(5,581)	17
Amortization of stock option expense	6	12	54
Provision for impairment loss	24,148	250	—
Changes in operating assets and liabilities:
(Increase) decrease in assets	(1,525)	1,720	(2,531)
Increase (decrease) in liabilities	(1,575)	1,397	2,073

Net cash provided by operating activities	6,101	20,605	16,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(4,484)	(11,227)	(10,885)
Acquisition and development of hotel properties	—	(22,903)	(93,280)
Proceeds from sale of hotel assets	16,509	11,572	12

Net cash (used) provided by investing activities	12,025	(22,558)	(104,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(431)	(199)	(816)
Principal payments on long-term debt	(28,834)	(19,565)	(8,812)
Proceeds from long-term debt	15,541	26,467	99,418
Redemption of preferred operating partnership units	(1,267)	(178)	—
Stock option conversion	—	—	17
Distributions to noncontrolling interests	(271)	(846)	(495)
Preferred stock offering	—	7,662	—
Common stock offering	—	(72)	3,359
Dividends paid	(3,148)	(11,770)	(9,428)

Net cash (used) provided by financing activities	(18,410)	1,499	83,243

Decrease in cash and cash equivalents	(284)	(454)	(4,270)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	712	1,166	5,436

CASH AND CASH EQUIVALENTS, END OF YEAR	$428	$712	$1,166

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$12,487	$13,379	$12,064

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends declared	$1,474	$10,805	$10,739

Issuance of operating partnership units	$—	$—	$6,925

Assumed debt from Wachovia on BMI	$—	$—	$11,356

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies

Description of Business

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 105 properties with the exception of furniture, fixtures and equipment on 79 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in Supertel Limited Partnership and at December 31, 2009 owned approximately 99% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At December 31, 2009, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC.

As of December 31, 2009, the Company owned 115 limited service hotels and one office building. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels, Inc (“Royco Hotels”), and HLC Hotels, Inc. (“HLC”).

The hotel management agreement, as amended, between TRS Lessee and Royco Hotels, the manager of 103 of the Company’s hotels, provides for Royco Hotels to operate and manage the hotels through December 31, 2011, with extension to December 31, 2016 upon achievement of average annual net operating income of at least 10% of the Company’s investment in the hotels. Under the agreement, Royco Hotels receives a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increase above thresholds that range from up to $75 million to over $100 million, and, an annual incentive fee of 10% of up to the first $1.0 million of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1.0 million.

On May 16, 2007, Supertel Limited Partnership acquired 15 hotels which are operated under the Masters Inn name. Three of these hotels were sold in 2009. In connection with the acquisition, TRS entered into a management agreement with HLC, an affiliate of the sellers of the hotels. The management agreement, as amended, provides for HLC to operate and manage the remaining 12 hotels through December 31, 2011 and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

The management agreements generally require TRS Lessee to fund debt service, working capital needs, capital expenditures and third-party operating expenses for Royco Hotels and HLC excluding those expenses not related to the operation of the hotels. TRS Lessee is responsible for obtaining and maintaining insurance policies with respect to the hotels.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Partnerships and the TRS Lessee. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates, Risks and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses recognized during the reporting period. The significant estimates pertain to impairment analysis and allocation of purchase price (FASB ASC 805-10 Business Combinations—Overall). Actual results could differ from those estimates.

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

Liquidity

The Company’s operating performance, as well as its liquidity position, has been and continues to be negatively affected by recent economic conditions, many of which are beyond our control. The Company does not believe it is likely that these adverse economic conditions, and their effect on the hospitality industry, will improve significantly in the next two quarters.

Our business requires continued access to adequate capital to fund our liquidity needs. In 2009, the Company reviewed its entire portfolio, identified properties considered non-core and developed timetables for disposal of those assets deemed non-core. We focused on improving our liquidity through cash generating asset sales and disposition of assets that are not generating cash at levels consistent with our investment principles. In 2010, our foremost priorities are preserving and generating capital sufficient to fund our liquidity needs. Given the deterioration and uncertainty in the economy and financial markets, management believes that access to conventional sources of capital will be challenging and management has planned accordingly. We are also working to proactively address challenges to our short term and long-term liquidity position.

The following are our expected actual and potential sources of liquidity, which we currently believe will be sufficient to fund our near-term obligations:

•	Cash and cash equivalents;

•	Cash generated from operations;

•	Proceeds from asset dispositions;

•	Proceeds from additional secured or unsecured debt financings; and/or

•	Proceeds from public or private issuances of debt or equity securities.

These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment.). If we are unable to generate cash from these sources, we may have liquidity-related capital shortfalls and will be exposed to default risks. While we believe that we will have adequate capital for our near –term uses, significant issues with access to the liquidity sources identified above could lead to our insolvency.

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was potential upside when hotel fundamentals return to stabilized levels. The nineteen properties held for sale as of December 31, 2009 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

Subsequent to year end, the Company sold a Comfort Inn located in Dublin, Virginia, for approximately $2.75 million. These funds were used to pay off the Village Bank Loan with the remaining $1.7 million used to reduce the revolving line of credit with Great Western Bank. With respect to the remainder of 2010, we are actively marketing the remaining 18 properties that will result in the elimination of $24.5 million of debt and generate an expected $4.0 million of proceeds for operations. We have continued to receive strong interest in our 18 held for sale properties. The marketing process has been affected by deteriorating economic conditions and we have experienced some decreases in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

•	whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

•	whether potential buyers will be able to secure financing; and

•	the length of time needed to find a buyer and to close the sale of a property.

As our debt matures, our principal payment obligations also present significant future cash requirements. We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and deteriorating economic conditions. Historically, extending or refinancing loans has required the payment of certain fees to, and expenses of, the applicable lenders. Any future extensions or refinancing will likely require increased fees due to tightened lending practices. These fees and cash flow restrictions will affect our ability to fund other liquidity uses. In addition, the terms of the extensions or refinancing may include operational and financial covenants significantly more restrictive than our current debt covenants.

The Company’s $9.0 million note payable to Wells Fargo Bank ($7.4 million balance from continuing operations at December 31, 2009) matures on August 12, 2010. The Company’s other 2010 maturities (at December 31, 2009) consist of approximately $4.5 million of principal amortization on mortgage loans and a $0.5 million note payable to Elkhorn Valley Bank. The Company intends to refinance or repay these 2010 maturities using our existing lines of credit, other financing, funds from operations or proceeds from the sale of hotels. If the Company is unable to repay or refinance its debt as it becomes due, then its lenders have the ability to take control of its encumbered hotel assets.

The Company is also required to meet various financial covenants required by its existing lenders. If the Company’s future financial performance fails to meet these financial covenants, then its lenders also have the ability to take control of its encumbered hotel assets. Defaults with lenders due to failure to repay or refinance debt when due or failure to comply with financial covenants could also result in defaults under our credit facilities with Great Western Bank and Wells Fargo Bank. Our Great Western Bank and Wells Fargo Bank credit facilities contain cross-default provisions which would allow Great Western Bank and Wells Fargo Bank to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements. The Company believes it has the ability to repay its indebtedness when due with cash generated from operations, sales of hotels, refinancings or the issuance of stock, while at the same time continuing to be a substantial owner of limited service and economy hotels. If the economic environment does not improve in 2010, the Company’s plans and actions may not be sufficient and could lead to possibly failing financial debt covenant requirements.

The Company declared in 2008 and paid the quarterly common stock dividend of .08 per share on February 2, 2009, but there have been no common stock dividends declared during 2009. The Company will monitor requirements to maintain its REIT status and will regularly evaluate the dividend policy.

Capitalization Policy

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

In accordance with the provisions of FASB ASC 360-10-45 Property, Plant, and Equipment—Overall—Other Presentation Matters, a hotel is considered held for sale when a contract for sale is entered into, a substantial, non refundable deposit has been committed by the purchaser, and sale is expected to occur within one year, or if management has determined to sell the property within one year. Depreciation of these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. Revenues and expenses of properties that are classified as held for sale or sold are presented as discontinued operations for all periods presented in the statements of operations if the properties will be or have been sold on terms where the Company has limited or no continuing involvement with them after the sale. If active marketing ceases or the properties no longer meet the criteria to be classified as held for sale, the properties are reclassified as operating and measured at the lower of their (a) carrying amount before the properties were classified as held for sale, adjusted for any depreciation expense that would have been recognized had the properties been continuously classified as operating or (b) their fair value at the date of the subsequent decision not to sell.

Gains on sales of real estate are recognized in accordance with FASB ASC 360-20 Property, Plant, and Equipment—Real Estate Sales (“ASC 360-20”). The specific timing of the sale is measured against various criteria of ASC 360-20 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent we sell a property and retain a partial ownership interest in the property, we recognize gain to the extent of the third party ownership interest in accordance with ASC 360-20.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

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

However, per FASB ASC 480-10-S99 Liabilities—Overall—SEC Materials , securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interest outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered existing GAAP guidance to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

The consolidated results of the Company include the following ownership interests held by owners other than the Company: the common units in the Operating Partnership held by third parties (158,161 at December 31, 2009), and the preferred units in the Operating Partnership held by third parties (51,035 at December 31, 2009).

Regarding the preferred units in the Operating Partnership, in certain circumstances, redemption of the units could result in a net cash settlement outside the Control of the Company. In October, 2009, certain preferred operating unit holders redeemed 126,751 units at $10 each. In accordance with ASC 480-10 Distinguishing Liabilities from Equity—Overall, the Company will continue to record the remaining preferred operating units outside of permanent equity in the consolidated balance sheets. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected this interest at its redemption value as of December 31, 2009 and December 31, 2008.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

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

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries (“TRS”) and may continue to qualify as a REIT provided that the TRS enters into management agreements with an “eligible independent contractor” that will manage the hotels leased by the TRS. The Company formed the TRS Lessee and, effective January 1, 2002, the TRS Lessee leased all of the hotel properties. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee has incurred operating losses for financial reporting and federal income tax purposes for 2009, 2008 and 2007.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Level 3 includes unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

During the three months ended March 31, 2009, Level 3 inputs were used to determine an impairment loss of $150,000 for two hotels held for sale. When these properties were sold in the third quarter of 2009, approximately $67,000 of the impairment loss was recovered. During the three months ended September 30, 2009, we recorded impairment charges of approximately $760,000 on assets sold and held for sale. During the three months ended December 31, 2009, we recorded impairment charges of approximately $12.4 million on assets held for sale and $10.9 million on assets held for use. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price. The estimated selling costs are based on our experience with similar asset sales.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $164.5 million and $168.1 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

	For the year ended December 31,
	2009	2008	2007
Basic Earnings per Share Calculation:

Numerator:
Net earnings (loss) attributable to common shareholders:
Continuing operations	$(16,386)	$826	$2,026
Discontinued operations	(12,483)	4,670	1,104

Net earnings (loss) attributable to common shareholders—total	$(28,869)	$5,496	$3,130

Denominator:
Weighted average number of common shares—basic	21,646,612	20,839,823	20,197,455

Basic Earnings Per Common Share:
Continuing operations	$(0.75)	$0.04	$0.10
Discontinued operations	(0.58)	0.22	0.05

Total	$(1.33)	$0.26	$0.15

	For the year ended December 31,
	2009	2008	2007
Diluted Earnings per Share Calculation:

Numerator:
Net earnings (loss) attributable to common shareholders:
Continuing operations	$(16,386)	$826	$2,026
Discontinued operations	(12,483)	4,670	1,104

Net earnings (loss) attributable to common shareholders—total	$(28,869)	$5,496	$3,130

Denominator:
Weighted average number of common shares—basic	21,646,612	20,839,823	20,197,455
Effect of dilutive securities:
Common stock options	—	366	19,421

Weighted average number of common shares—diluted	21,646,612	20,840,189	20,216,876

Diluted Earnings per share:
Continuing operations	$(0.75)	$0.04	$0.10
Discontinued operations	(0.58)	0.22	0.05

Total	$(1.33)	$0.26	$0.15

Preferred and Common Limited Partnership Units in SLP

At December 31, 2009, 2008, and 2007 there were 158,161, 1,235,806 and 1,235,806, respectively of SLP common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). During 2009, 1,077,645 common operating units were converted into 1,077,645 shares of common stock. In addition, the 51,035, 177,786 and 195,610, respectively shares of SLP preferred operating units held by the limited partners as of December 31, 2009, 2008 and 2007, respectively, are antidilutive.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Preferred Stock of SHI

At December 31, 2009, 2008 and 2007, there were 803,270, 803,270 and 932,026 shares, respectively, of Series A Preferred Stock. The 126,311 preferred stock warrants outstanding as of December 31, 2006 were fully exercised in 2007. During 2008 and 2007 there were 128,756 and 606,465 shares, respectively, of Series A Preferred Stock converted to 227,896 and 1,073,430 shares, respectively, of common stock. The shares of Series A Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, are antidilutive for the year ended December 31, 2009, 2008 and 2007, for the earnings per share computation. The exercise price of the preferred stock warrants exceeded the market price of the common stock, and therefore these shares were excluded from the computation of diluted earnings per share. The conversion rights of the Series A Preferred Stock were cancelled as of February 20, 2009. See additional information regarding preferred stock and warrants in Note 11.

At December 31, 2009, there were 332,500 shares of Series B Cumulative Preferred Stock outstanding. The Series B Cumulative Preferred Stock is not convertible into common stock, therefore, there is no dilutive effect on earnings per share.

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

The potential common shares represented by outstanding stock options for the year ended December 31, 2009, 2008 and 2007 totaled 230,715, 192,143, and 162,143 respectively, of which 230,715, 191,777, and 142,722 shares, respectively are assumed to be repurchased with proceeds from the exercise of stock options resulting in zero, 366, and 19,421 shares, respectively, that are dilutive.

Share-Based Compensation Expense

The Plan is accounted for in accordance with FASB ASC Topic 718—10 Compensation—Stock Compensation—Overall, requiring the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The expense recognized in the consolidated financial statements for the year ended December 31, 2009, 2008, and 2007 for share-based compensation related to employees and directors was $6, $12, and $54, respectively.

Noncontrolling Interest

Noncontrolling interest in SLP represents the limited partners’ proportionate share of the equity in the operating partnership. Supertel offered to each of the holders of SLP preferred operating units the option to extend until October 24, 2010 their right to have units redeemed at $10 per unit. In October 2009, 126,751 units were redeemed at $10 each. The holders of the remaining 51,035 SLP preferred operating units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit. During 2008, 17,824 preferred operating units of limited partnership interest were redeemed by unit holders. An additional 863,611 SLP common operating units were issued in 2007. See additional information regarding SLP units in Note 10. During 2009, 1,077,645 SLP common

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

operating units of limited partnership interest were redeemed by unit holders for common shares of SHI. No limited partnership units were redeemed in 2007. At December 31, 2009, the aggregate partnership interest held by the limited partners in SLP was approximately 1.0%. Income is allocated to noncontrolling interest based on the weighted average percentage ownership throughout the year.

Concentration of Credit Risk

The Company maintained a major portion of its deposits with Great Western Bank, a Nebraska Corporation at December 31, 2009, 2008 and 2007. The balance on deposit at Great Western Bank exceeded the federal deposit insurance limit; however, management believes that no significant credit risk exists with respect to the uninsured portion of this cash balance.

Note 2. Acquisitions and Development

During 2009 there were no acquisitions and no properties under construction or redevelopment.

In 2008, the Company acquired seven hotels in Kentucky, two hotels in Sioux Falls, South Dakota and a hotel in Green Bay, Wisconsin. The combined purchase price of $22 million was funded by term loans of $15.6 million and $6.4 million from our existing credit facilities. The franchise brands consisted of Comfort Inn (2), Comfort Suites (1), Days Inn (4), Quality Inn (1), Sleep Inn (1) and Super 8 (1).

In 2007, the Company acquired 27 hotels in Georgia (7), Florida (5), Virginia (4), South Carolina (4), Louisiana (2), Alabama (1), Idaho (1), Montana (1,) Indiana (1) and Maine (1). The combined purchase price of $110.5 million was funded by term loans of $43.4 million, assumption of $11.4 million of existing loans, a bridge loan of $8.5 million, $40.3 million from our existing credit facilities and issuance of 863,611 common operating units in Supertel Limited Partnership. The franchise brands consisted of Masters Inn (15), Days Inn (5), Super 8 (4), Comfort Inn (2) and Tara Inn (1).

Note 3. Investments in Hotel Properties

Investments in hotel properties consisted of the following at December 31:

	2009			2008
	Held For Sale	Held For Use	TOTAL	Held For Sale	Held For Use	TOTAL
Land	$5,224	$41,270	$46,494	$9,773	$42,672	$52,445
Acquired below market lease intangibles	89	883	972	192	1,865	2,057
Buildings and improvements	28,542	227,197	255,739	51,844	237,244	289,088
Furniture and equipment	6,068	50,124	56,192	8,761	47,840	56,601
Construction-in-progress	—	296	296	31	650	681

	39,923	319,770	359,693	70,601	330,271	400,872
Less accumulated depreciation	7,893	86,069	93,962	9,963	77,028	86,991

	$32,030	$233,701	$265,731	$60,638	$253,243	$313,881

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 4. Net Gains (Losses) on Sales of Properties and Discontinued Operations

In accordance with FASB ASC 205-20 Presentation of Financial Statements—Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations. Gains, losses and impairment losses for both continuing and discontinued operations are summarized as follows:

	2009	2008	2007
Continuing Operations
Sales of properties	$—	$—	$—
Impairment losses	(10,872)	—	—
Gain (loss) on sale of assets	(146)	1	(16)

	(11,018)	1	(16)

Discontinued Operations
Sales of properties	2,520	5,583	—
Impairment losses	(13,276)	(250)	—
Loss on sale of assets	(110)	(3)	(1)

	(10,866)	5,330	(1)

Total	$(21,884)	$5,331	$(17)

As of December 31, 2009, the Company has nineteen properties classified as held for sale. In 2009 and 2008, the Company sold eight hotels and two hotels, respectively, resulting in gains of $2,520 and $5,583, respectively. In 2009, 2008, and 2007, the Company recognized net gains (losses) and impairment on the disposition of assets of approximately $(11,012), $5,331, and $(17).

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company allocated $2,601, $3,110 and $2,861 to discontinued operations for the years ended December 31, 2009, 2008 and 2007, respectively.

The operating results of hotel properties included in discontinued operations are summarized as follows:

	2009	2008	2007
Revenues	$16,524	$25,729	$21,547
Hotel and property operations expenses	(14,487)	(19,833)	(15,593)
Interest expense	(2,601)	(3,110)	(2,861)
Depreciation and amortization expense	(1,784)	(2,915)	(2,179)
Net gain (loss) on dispositions of assets	2,410	5,580	(1)
Impairment loss	(13,276)	(250)	—
Income tax (expense) benefit	600	(202)	234

	$(12,614)	$4,999	$1,147

Note 5. Impairment Losses

In accordance with FASB ASC 360-10-35 Property Plant and Equipment—Overall—Subsequent Measurement, the Company analyzes its assets for impairment when events or circumstances occur that indicate the carrying amount may not be recoverable. As part of this process, the Company utilizes a two-step analysis to determine whether a trigger event (within the meaning of ASC 360-10-35) has occurred with respect to cash flow of, or a significant adverse change in business climate for, its hotel properties. Quarterly and annually the Company reviews all of its hotels to determine any property whose cash flow or operating performance significantly

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 5. Impairment Losses (continued)

underperformed from budget or prior year, which the Company has set as a shortfall against budget or prior year as 15% or greater.

At year end the Company applied a second analysis on the entire held for use portfolio. The analysis estimated the expected future cash flows to identify any property whose carrying amount potentially exceeded the recoverable value. (Note that at the end of each quarter, this analysis is performed only on those properties identified in the 15% change analysis). In performing this year end analysis, the Company made the following assumptions:

•

Holding periods ranged from one year for noncore assets to be classified as held for sale in 2010, to ten years for those assets considered as core. Analysis in prior quarters assumed holding periods of ten years. In the fourth quarter of 2010, a review of the existing portfolio by the management team identified assets as core and non-core. This review of assets as core and non core will be an ongoing activity.

•

Cash flow from trailing twelve months for the individual properties multiplied by the holding period as noted above. The Company did not assume growth rates on cash flows as part of its step one analysis.

•	A revenue multiplier for the terminal value based on an average of past two years sales from leading industry broker of like properties.

For the Company’s hotels that did not pass the analysis above, their identification represented a triggering event as described in ASC 360-10-35. A trigger event occurred for each hotel property in which the carrying value exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. These properties were then tested to determine if such carrying amounts were recoverable. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment— Overall—Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability, the Company uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition. In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotels are determined by management, based on discussions with our asset management group and our third party management companies. Each property was then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment—Overall—Implementation. In this analysis, the Company completed a detailed review of each hotel’s market conditions and future prospects, which incorporated specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. Based on the results of this analysis, it was determined that the Company had investments in six properties that were not fully recoverable; accordingly, impairment was recognized.

The holding period of the six properties on which impairment was recognized was three years or less. This is the result of a fourth quarter review of the entire portfolio performed by the management team identifying those assets that would no longer be considered long term or core. Prior to this review, properties were considered long term investments and holding periods of ten years were used, which was reasonable based on the Company’s long history of holding properties in excess of ten years.

To determine the amount of impairment on the properties identified above, in accordance with FASB ASC 360-10-55, the Company calculated the excess of the carrying value of the each property in comparison to its fair market value

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 5. Impairment Losses (continued)

as of December 31, 2009. Based on this calculation, the Company determined total impairment of $10.9 million existed as of December 31, 2009 on the six held for use assets previously noted. Fair market value was determined by multiplying trailing 12 months revenue for each property by a revenue multiplier that was determined based on the Company’s experience with hotel sales in the current year as well as available industry information. As the fair market value of each property impaired for the year ending December 31, 2009, was determined in part by management estimates, a reasonable possibility exists that future changes to inputs and assumptions could affect the accuracy of management’s estimates and such future changes could lead to further possible impairment in the future.

Note 6. Long-Term Debt

Long-term debt consisted of the following notes and mortgages payable at December 31:

	2009	2008
Mortgage loan payable to Susquehanna Bank, evidenced by a promissory note dated February 8, 1999, in the amount of approximately $5 million. The note bears interest at 7.75% per annum. Monthly principal and interest payments are payable through maturity on July 1, 2009, at which point the remaining principal and accrued interest are due. This is an extension of the original maturity date of March 1, 2009. This loan was paid in full on May 21, 2009 with proceeds from the sale of the Holiday Inn Express In Gettysburg, Pennsylvania.	—	$1,356

Mortgage loan payable to Greenwich Capital Financial Products, Inc. (“Greenwich”), evidenced by a promissory note dated November 26, 2002, in the amount of $40 million. The note bears interest at 7.50% per annum. Monthly principal and interest payments are payable through maturity on December 1, 2012, at which point the remaining principal and accrued interest are due.	$32,423	$33,769

Mortgage loan payable to First National Bank of Omaha evidenced by a promissory note in the amount of $15 million dated October 20, 1999. The note bears interest at 8.40% per annum. Monthly principal and interest payments are payable through maturity on November 1, 2009, at which point the remaining principal and accrued interest are due. This note was paid in full on May 6, 2009 using additional funding obtained from Great Western Bank.	—	$9,234

Mortgage loans payable to First Citizens National Bank evidenced by promissory notes totaling approximately $1 million. The loan obligations were assumed on October 19, 2000 in conjunction with the acquisition of hotel assets. The sole remaining note bears interest at 6% per annum and adjusts annually each November 1st. This rate is based on the then current 5 year CMT (Constant Maturity Treasury) plus a margin of 250 basis points. Principal and interest payments are due in monthly installments, with the note maturing on July 20, 2012. This note was paid in full on March 30, 2009 with proceeds from the sale of the Super 8 in Charles City, Iowa.	—	$307

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

	2009	2008
Mortgage loans payable to Small Business Administration evidenced by promissory notes in the aggregate amounts of approximately $0.9 million. The loan obligations were assumed on October 23, 2000, October 19, 2000 and October 20, 2000, respectively, in conjunction with the acquisition of hotel assets. The notes bear interest at 8.12%, 8.95%, and 6.71% per annum, respectively. Principal and interest payments are due in monthly installments to January 1, 2017, December 11, 2011 and May 1, 2013, respectively. Two notes were paid off with the remaining maturity being May 1, 2013. The remaining note was paid off on August 27, 2009 with proceeds from the sale of the Super 8 in Anamosa, Iowa.	—	$110

Loan payable to Village Bank formerly known as Southern Community Bank & Trust evidenced by a promissory note in the amount of $2.7 million dated November 1, 2004. The note bears interest at an interest rate of 7.57%, effective November 1, 2007. This is based on the three year Treasury Rate plus 3.75% and adjusted every 36 months over the remaining life of the loan. The loan will have a floor of 6.50% and a ceiling of 11.00%. Principal and interest payments are due in monthly installments to November 1, 2024. A principal payment was made on this loan in the amount of $1.3 million, using proceeds from the sale of the Comfort Inn in Dahlgren, Virginia. This loan, subsequent to December 31, 2009, has been paid in full with proceeds from the sale of a Comfort Inn in Dublin, Virginia.	$993	$2,383

Revolving credit facility from Great Western Bank evidenced by a promissory note dated December 3, 2008. The revolving line of credit has a limit of $20 million with interest payable monthly at the greater of the prime rate and 4.5%. The principal balance of the loan is due and payable on February 22, 2012.	$19,016	$16,174

Mortgage loan payable to Great Western Bank, evidenced by a promissory note dated December 3, 2008, in the amount of $14 million. The note bears interest at 5.5% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on December 5, 2011.	$13,617	$14,000

Loan payable to Great Western Bank, evidenced by a promissory note dated December 3, 2008, in the amount of $2 million. The note bears interest at the greater of the prime rate plus 50 basis points or 5%. The principal balance and accrued interest are payable sixty days after the date of borrowing. On February 4th, 2009, the note was amended to increase the principal to $3.2 million, increase the interest rate to 7%, and extend the maturity to May 3, 2009. This facility was subsequently paid in full as of May 1, 2009 from our existing lines of credit.	—	$2,000

Loan payable to Great Western Bank, evidenced by a promissory note dated May 5, 2009 in the amount of $10 million. The note bears interest at 5.5% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on May 5, 2012.	$9,842	—

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

	2009	2008
Revolving credit facility from Wells Fargo for up to $12 million evidenced by a promissory note dated September 28, 2007, consummated October 1, 2007 with a maturity of September 28, 2009. The company exercised the option to fix the interest rate at l.75% over the one, three, six or twelve month LIBOR. Interest payments are due in monthly installments. The note was modified on March 16, 2009 to reduce the amount available for borrowing to $9.5 million and eliminate the revolving feature, as well as to increase the 1.75% interest over LIBOR to 3.50%. A $0.5 million paydown was made on August 5, 2009. On September 28, 2009, the Company further amended the credit facility to extend the maturity date to November 12, 2009. An additional amendment was made on November 12, 2009, to extend the maturity to May 12, 2010, with monthly principal payments of $75 to begin December 1, 2009 as well as a floor rate being inserted at 4%. On March 31, 2010, the maturity of the note was extended to August 12th, 2010. The rate as of December 31, 2009 was 4%.	$8,914	$9,489

Mortgage loan payable to Citigroup Global Markets Realty Corp., evidenced by a promissory note dated November 7, 2005, in the amount of $14.8 million. The note bears interest at 5.97% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on November 11, 2015.	$13,696	$14,001

Mortgage loan payable to GE Capital Franchise Finance Corporation (“GECC”), evidenced by a promissory note dated December 31, 2007, in the amount of $7.9 million. The note bears interest at three-month LIBOR plus 2.00% (reset monthly). Monthly interest payments are due through February 1, 2010. Commencing on March 1, 2010 until and including February 1, 2011, consecutive monthly installments of interest and principal equal to one-twelfth of one percent (1%) of the loan amount are due. The principal balance of the loan is due and payable on February 1, 2018. The following principal payments have been made on this loan: A payment of $0.7 million, in August 2009, using partial proceeds from the sale of a Masters Inn in Kissimmee, Florida; a payment of $0.5 million, in August of 2009, using partial proceeds from the sale of a Comfort Inn in Ellsworth, Maine; a payment of $1.1 million, in August 2009, using partial proceeds from the sale of a Masters Inn in Orlando, Florida; and a payment of $0.2 million in October, 2009, using partial proceeds from the sale of a Masters Inn in Kissimmee, Florida . On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9th, 2009, to increase the interest rate by an additional 0.5%. The interest rate as of December 31, 2009, was 3.76%.	$5,319	$7,875

Mortgage loan payable to GECC, evidenced by a promissory note dated August 18, 2006, in the amount of $17.9 million. The note bears interest at three-month LIBOR plus 1.70% (reset monthly) and is convertible to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. Interest only payments were due until the Company exercised the conversion provision on May 1, 2008. Thereafter, monthly installments of principal and interest are due until September 1, 2016 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9th, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2009 was 7.17%.	$17,067	$17,527

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

	2009	2008
Mortgage loan payable to GECC, evidenced by a promissory note dated January 5, 2007, in the amount of $15.6 million. The note bears interest at three-month LIBOR plus 1.70% (reset monthly) and is convertible to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. Interest only payments were due until the Company exercised the conversion provision on May 1, 2008. Thereafter, monthly installments of principal and interest are due until February 1, 2017 when the remaining principal balance is due. A principal payment of $1.5 million was made in August 2009, using proceeds from the sale of the Comfort Inn in Ellsworth, Maine. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9th, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2009 was 7.17%.	$13,420	$15,328

Mortgage loan payable to GECC, evidenced by a promissory note dated February 6, 2007, in the amount of $3.4 million. The note bears interest at three-month LIBOR plus 1.70% (reset monthly) and is convertible to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. Interest only payments were due until the Company exercised the conversion provision on May 1, 2008. Thereafter, monthly installments of principal and interest are due until March 1, 2017 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9th, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2009 was 7.17%.	$3,301	$3,385

Mortgage loan payable to GECC, evidenced by a promissory note dated May 16, 2007, in the amount of $27.8 million. The note bears interest at three-month LIBOR plus 1.70% (reset monthly) and is convertible to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. Interest only payments were due until the Company exercised the conversion provision on May 1, 2008. Thereafter, monthly installments of principal and interest are due until June 1, 2017, when the remaining principal balance is due. The following principal payments have been made on this loan: $0.7 million in July 2009, $2.2 million in August 2009, and $1.2 million in October 2009, each using proceeds from the sale of three separate Masters Inns in Florida. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9th, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2009 was 7.69%.	$22,480	$27,311

Mortgage loan payable to Wachovia Bank, evidenced by a promissory note dated February 4, 1998 with an original principal amount of $2.5 million, assumed as of April 4, 2007 with a remaining principal amount of $2.0 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$1,704	$1,804

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

	2009	2008
Mortgage loan payable to Wachovia Bank, evidenced by a promissory note dated February 4, 1998 with an original principal amount of $2.8 million, assumed as of April 4, 2007 with a remaining principal amount of $2.2 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$1,874	$1,984

Mortgage loan payable to Wachovia Bank, evidenced by a promissory note dated February 4, 1998 with an original principal amount of $4.2 million, assumed as of April 4, 2007 with a remaining principal amount of $3.3 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$2,850	$3,017

Mortgage loan payable to Wachovia Bank, evidenced by a promissory note dated February 4, 1998 with an original principal amount of $5.1 million, assumed as of April 4, 2007 with a remaining principal amount of $4.0 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$3,479	$3,682

Mortgage Loan payable to GECC, evidenced by a promissory note in the amount of $6.8 million, dated January 2, 2008. The interest rate is based on the 90-day London Interbank Offered Rate plus a margin of 200 basis points. The rate as of December 31, 2009 was 3.76%. Monthly interest payments are due through February 1, 2010. Interest and principal payments (equal to one-twelfth of one percent of the loan amount) are then due in monthly installments in the third year of the loan. The payment of principal and interest then in effect will be due monthly until the maturity of the note on February 1, 2018. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9th, 2009, to increase the interest rate by an additional 0.5%.	$6,765	$6,765

Mortgage Loan payable to GECC, evidenced by a promissory note in the amount of $3.4 million, dated January 2, 2008. The interest rate is based on the 90-day London Interbank Offered Rate plus a margin of 200 basis points. The rate as of December 31, 2009 was 3.76%. Monthly interest payments are due through February 1, 2010. Interest and principal payments (equal to one-twelfth of one percent of the loan amount) are then due in monthly installments in the third year of the loan. The payment of principal and interest then in effect will be due monthly until the maturity of the note on February 1, 2018. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9th, 2009, to increase the interest rate by an additional 0.5%.	$3,380	$3,380

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

	2009	2008
Mortgage Loan payable to GECC, evidenced by a promissory note in the amount of $1.1 million, dated January 2, 2008. The interest rate is based on the 90-day London Interbank Offered Rate plus a margin of 200 basis points. The rate as of December 31, 2009 was 3.76%. Monthly interest payments are due through February 1, 2010. Interest and principal payments (equal to one-twelfth of one percent of the loan amount) are then due in monthly installments in the third year of the loan. The payment of principal and interest then in effect will be due monthly until the maturity of the note on February 1, 2018. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9th, 2009, to increase the interest rate by an additional 0.5%.	$1,100	$1,100

Mortgage Loan payable to GECC, evidenced by a promissory note in the amount of $4.4 million, dated January 2, 2008. The interest rate is based on the 90-day London Interbank Offered Rate plus a margin of 200 basis points. The rate as of December 31, 2009 was 3.76%. Monthly interest payments are due through February 1, 2010. Interest and principal payments (equal to one-twelfth of one percent of the loan amount) are then due in monthly installments in the third year of the loan. The payment of principal and interest then in effect will be due monthly until the maturity of the note on February 1, 2018. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9th, 2009, to increase the interest rate by an additional 0.5%.	$4,355	$4,355

Mortgage Loan payable to GECC, evidenced by a promissory note in the amount of $2.5 million, dated January 31, 2008. The interest rate is based on the 90-day London Interbank Offered Rate plus a margin of 256 basis points. The rate as of December 31, 2009 was 4.32%. Monthly interest payments are due through February 1, 2010. Interest and principal payments (equal to one-twelfth of one percent of the loan amount) are then due in monthly installments in the third year of the loan. The payment of principal and interest then in effect will be due monthly until the maturity of the note on February 1, 2018. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9th, 2009, to increase the interest rate by an additional 0.5%.	$2,470	$2,470

Mortgage Loan payable to Elkhorn Valley Bank in Norfolk, Nebraska, evidenced by a promissory note in the amount of $1 million, dated March 19, 2009. The note bears interest at 6.5% per annum. Monthly principal and interest payments are due through March 2014, with the balance of the loan payable on April 1, 2014.	$948	—

Line of credit from Elkhorn Valley Bank, evidenced by a note dated December 22, 2009, with a limit of $2 million. The note bears interest at 6.75% per annum. Interest payments are due on the outstanding balance through May 15, 2010. At that time, in addition to monthly interest, principal payments are to be made as follows: $40 in June, $50 in July, $60 in August, and $70 in September, with remaining principal and interest to be paid in October 2010.	$500	—

	$189,513	$202,806

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

The long-term debt is secured by 111 and 121 of the Company’s hotel properties, for the years ended 2009 and 2008, respectively. The Company’s debt agreements contain requirements as to the maintenance of minimum EBITDA levels, minimum levels of debt service and fixed charge coverage and required loan-to-value ratios and net worth, and place certain restrictions on distributions. We are required to comply with financial covenants for certain of our loan agreements. As of December 31, 2009, we either were in compliance with the financial covenants or obtained waivers for non-compliance (as discussed below). As a result, we are not in default of any of our loans.

Prior to the amendment discussed below, our credit facilities with Great Western Bank required that we maintain consolidated and loan-specific debt service coverage ratios (based on a rolling twelve month period) of at least 1.50 to 1, tested quarterly, and consolidated and loan-specific loan to value ratios (based on a rolling twelve month period) that do not exceed 65%, tested annually. As of December 31, 2009, our covenant levels, as calculated pursuant to the loan agreement, were 1.29 to 1 (consolidated debt service coverage ratio), 1.46 to 1 (loan-specific debt service coverage ratio), 60% (consolidated loan to value ratio) and 65% (loan-specific loan to value ratio). The credit facilities were amended on March 29, 2010 to require maintenance of (a) a consolidated debt service coverage ratio of at least 1.05 to 1, tested quarterly, from December 31, 2009 through June 30, 2011 and 1.50 to 1, tested quarterly, from July 1, 2011 through the maturity of the credit facilities, (b) a loan-specific debt service coverage ratio of 1.20 to 1, tested quarterly, from December 31, 2009 through June 30, 2011 and 1.50 to 1, tested quarterly, from July 1, 2011 through the maturity of the credit facilities and (c) consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually commencing on December 31, 2009, in each case, through the maturity of the credit facilities.

The Great Western Bank amendment also: (a) modifies the borrowing base so that the loans available to the Company may not exceed the lesser of (i) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (ii) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20 to 1 from December 31, 2009 through June 30, 2011 and 1.50 to 1 from July 1, 2011 through the maturity of the credit facilities; (b) increases the interest rate on the revolving credit portion of the credit facilities from prime (subject to a 4.50% floor rate) to 5.50% from March 29, 2010 through June 30, 2011 and prime (subject to a 5.50% floor rate) from July 1, 2011 through the maturity of the credit facilities; and (c) gives Great Western Bank the option to increase the interest rates of the credit facilities up to 4.00% any time after June 30, 2011.

Our credit facility with Wells Fargo Bank requires us to maintain a consolidated loan to value ratio (based on a rolling twelve month period) that does not exceed 70%, tested quarterly. As of December 31, 2009, this ratio, as calculated pursuant to the loan agreement, was 75%. The credit facility also requires us to maintain a minimum tangible net worth of not less than $75 million plus 90% of net proceeds from equity transactions after December 31, 2006, tested quarterly. As of December 31, 2009, our tangible net worth, as calculated pursuant to the loan agreement, was $74.5 million. The Company received a waiver for non-compliance with both of these covenants. In connection with the waiver, the credit facility was amended on March 31, 2010 to require maintenance of a consolidated loan to value ratio that does not exceed 77.5% and a minimum tangible net worth of not less than $70 million, in each case, through the maturity of the credit facility. The amendment also reduced our quarterly minimum consolidated fixed charge coverage ratio covenant (based on a rolling twelve month period) through the maturity of the credit facility from: 0.90 to 1 after preferred dividends and 1.00 to 1 before preferred dividends; to 0.75 to 1 after preferred dividends and 0.80 to 1 before preferred dividends. The credit facility with Wells Fargo Bank was also amended on March 31, 2010 to extend the maturity date from May 12, 2010 to August 12, 2010, require a $200,000 principal payment on March 31, 2010 and require a $100,000 principal payment on April 30, 2010.

On March 25, 2010, our credit facilities with General Electric Capital Corporation were amended to require us to maintain $3.9 million of total adjusted EBITDA (based on a rolling twelve month period), tested quarterly commencing on December 31, 2009, with respect to our GE-encumbered properties through 2011, in lieu of maintenance of minimum fixed charge coverage ratios (FCCRs). This required minimum level of total adjusted EBITDA will be reduced by the pro rata percentage of total adjusted EBITDA attributable to any GE-encumbered properties that are sold, if certain conditions are satisfied. As of December 31, 2009, our total adjusted EBITDA, as calculated pursuant to the loan agreement, with respect to our GE-encumbered properties was $5.2 million (the reduction for sold properties was $0.7 million). Commencing in 2012 and continuing for the term of the loans, we are required to maintain, with respect to our GE-encumbered properties, a before dividend FCCR (based on a rolling twelve month period) of 1.3 to 1 and after dividend FCCR (based on a rolling twelve month period) of 1.0 to 1.

The GE amendment also: (a) reduces our consolidated debt service coverage ratio covenant (based on a rolling twelve month period) from 1.4 to 1 for each quarter of 2009 and 1.5 to 1 each quarter thereafter for the term of the loans to 1.05 to 1 for the quarter ended December 31, 2009 and each quarter thereafter through 2011 and 1.5 to 1 each quarter thereafter for the term of the loans; (b) defers prepayment fees with respect to prepayments required as a result of the sale of any of our Masters Inn hotels until January 1, 2012; and (c) implements a quarterly cash flow sweep, equal to the amount by which our consolidated debt service coverage ratio exceeds 1.75 to 1, to pay deferred prepayment fees. As of December 31, 2009, our consolidated debt service coverage ratio, as calculated pursuant to the loan agreement, was 1.35 to 1. In connection with previous amendments and waivers, the interest rate of the loans under our credit facilities with GE have increased by 1.5%. If our FCCR with respect to our GE-encumbered properties equals or exceeds 1.3 to 1 before dividends and 1.0 to 1 after dividends for two consecutive quarters, the cumulative 1.5% increase in the interest rate of the loans will be eliminated.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Our Great Western Bank and Wells Fargo Bank credit facilities contain cross-default provisions which would allow Great Western Bank and Wells Fargo Bank to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. We are not in default of any of our loans.

Aggregate annual principal payments for the next five years and thereafter are as follows:

	2009
	Held For Sale	Held For Use	TOTAL
2010	$24,975	$12,374	$37,349
2011	—	18,217	18,217
2012	—	61,066	61,066
2013	—	3,629	3,629
2014	—	4,368	4,368
Thereafter	—	64,884	64,884

	$24,975	$164,538	$189,513

At December 31, 2009 and 2008, the estimated fair values of long-term debt, excluding debt related to hotel properties held for sale, were approximately $168.1 million and $169.3 million, respectively. The fair values were estimated by discounting future cash payments to be made at rates that approximate rates currently offered for loans with similar maturities.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 7. Income Taxes

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

At December 31, 2009, the income tax bases of the Company’s assets and liabilities excluding those of TRS were approximately $276,026 and $176,234, respectively; at December 31, 2008, they were approximately $298,010 and $204,864, respectively.

The TRS net operating loss carryforward from December 31, 2009 as determined for federal income tax purposes was approximately $6.3 million. The availability of such loss carryforward will begin to expire in 2022.

Income tax benefit for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	2009			2008			2007
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current	$—	$—	$—	$—	$—	$—	$—	$—	$—
Deferred	(1,343)	(304)	(1,647)	(261)	(44)	(305)	(251)	(53)	(304)

Total income tax benefit	$(1,343)	$(304)	$(1,647)	$(261)	$(44)	$(305)	$(251)	$(53)	$(304)

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 7. Income Taxes (continued)

The actual income tax benefit of the TRS for the years ended December 31, 2009, 2008 and 2007 differs from the “expected” income tax benefit (computed by applying the appropriate U.S. federal income tax rate of 34% to earnings before income taxes) as a result of the following:

	2009	2008	2007
Computed “expected” income tax benefit	$(1,449)	$(251)	$(258)
State income taxes, net federal income tax benefit	(201)	(29)	(36)
Other	3	(25)	(10)

Total income tax benefit	$(1,647)	$(305)	$(304)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and the deferred tax liability at December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Deferred Tax Assets:
Expenses accrued for consolidated financial statement purposes, nondeductible for tax return purposes	$281	$273	$241
Net operating losses carried forward for federal income tax purposes	2,511	1,289	1,083

Total deferred tax assets	2,792	1,562	1,324

Deferred Liabilities:
Tax depreciation in excess of book depreciation	843	1,260	1,327

Total deferred tax liabilities	843	1,260	1,327

Net deferred tax assets (liabilities)	$1,949	$302	$(3)

The TRS has estimated its income tax benefit using a combined federal and state rate of approximately 38%. As of the year ended 2009, 2008 and 2007 the TRS had a deferred tax asset of $2.8 million, $1.6 million and $1.3 million, respectively, primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2022. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent year cannot be reasonably estimated.

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. There is no valuation allowance at December 31, 2009, 2008 or 2007.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 7. Income Taxes (continued)

Dividends Paid

Dividends paid were $0.08 per share during the year ended December 31, 2009; of which $0.053 represented capital gain distribution and $0.027 represented a nondividend distribution to shareholders. Dividends paid were $0.51 during the year ended December 31, 2008; of which $0.206 represented ordinary income, $0.093 represented capital gain distribution and $0.211 represented a nondividend distribution to shareholders. Dividends paid were $.4625 per share during the year ended December 31, 2007; of which $0.197 represented ordinary income and $.266 represented nondividend distribution to shareholders.

Note 8. Commitments and Contingencies and Other Related Party Transactions

Royco Hotels, Inc. (“Royco Hotels”) and HLC Hotels, Inc. (“HLC”), independent contractors, manage our hotels pursuant to hotel management agreements with TRS Lessee. The management agreements provide that the management companies have control of all operational aspects of the hotels, including employee-related matters. Royco Hotels and HLC must generally maintain each hotel in good repair and condition and make routine maintenance, repairs and minor alterations. Additionally, Royco Hotels and HLC must operate the hotels in accordance with third party franchise agreements that cover the hotels, which includes using franchisor sales and reservation systems as well as abiding by franchisors’ marketing standards. Royco Hotels and HLC may not assign their management agreements without our consent.

The management agreements generally require TRS Lessee to fund debt service, working capital needs, capital expenditures and to reimburse the management companies for all budgeted direct operating costs and expenses incurred in the operation of the hotels. TRS Lessee is responsible for obtaining and maintaining insurance policies with respect to the hotels.

Royco Hotels Management Agreement

Royco Hotels manages 103 of the hotels owned by the Company at December 31, 2009. Royco Hotels receives a monthly base management fee and an incentive management fee, if certain financial thresholds are met or exceeded. The management agreement, as amended effective January 1, 2007, provides for monthly base management fees as follows:

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 8. Commitments and Contingencies and Other Related Party Transactions (continued)

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

The management agreement may be terminated as follows:

•	either party may terminate the management agreement if net operating income is not at least 8.5% of the Company’s total investment in the hotels or if the Company undergoes a change of control;

•	the Company may terminate the agreement if Royco Hotels undergoes a change of control;

•	the Company may terminate the agreement if tax laws change to allow a hotel REIT to self manage its properties; and

•	by the non-defaulting party in the event of a default that has not been cured within the cure period.

If the Company terminates the management agreement because the Company undergoes a change of control, Royco Hotels undergoes a change of control due to the death of one of its principals, or due to a tax law change, then Royco Hotels will be entitled to a termination fee equal to 50% of the base management fee paid to Royco Hotels during the twelve months prior to notice of termination. Under certain circumstances, Royco Hotels will be entitled to a termination fee if the Company sells a hotel and does not acquire another hotel or replace the sold hotel within twelve months. The fee, if applicable, is equal to 50% of the base management fee paid with respect to the sold hotel during the prior twelve months.

The following are events of default under the management agreement:

•	the failure of Royco Hotels to diligently and efficiently operate the hotels pursuant to the management agreement;

•	the failure of either party to pay amounts due to the other party pursuant to the management agreement;

•	certain bankruptcy, insolvency or receivership events with respect to either party;

•	the failure of either party to perform any of their obligations under the management agreement;

•	loss of the franchise license for a hotel because of Royco Hotels;

•	failure by Royco Hotels to pay, when due, the accounts payable for the hotels for which we have previously reimbursed Royco Hotels; and

•	any of the hotels fail two successive franchisor inspections if the deficiencies are within Royco Hotels’ reasonable control.

With the exception of certain events of default as to which no grace period exists, if an event of default occurs and continues beyond the grace period set forth in the management agreement, the non-defaulting party has the option of terminating the agreement.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 8. Commitments and Contingencies and Other Related Party Transactions (continued)

The management agreement provides that each party, subject to certain exceptions, indemnifies and holds harmless the other party against any liabilities stemming from certain negligent acts or omissions, breach of contract, willful misconduct or tortuous actions by the indemnifying party or any of its affiliates.

HLC Management Agreement

The hotel management agreement with HLC, as amended July 15, 2008, provides for HLC to operate and manage twelve of our thirteen Masters Inn hotels through December 31, 2011. The agreement provides for HLC to receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

Litigation

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

Plaintiffs are seeking to recover for damages arising out of physical and mental injury, lost wages, pain and suffering, past and future medical expenses and punitive or exemplary damages. The damages claimed by plaintiffs in discovery thus far are in a range of approximately $37 to $41 million. The company retains three tranches of commercial general liability insurance with aggregate limits of $51 million. There are no deductibles on two of the tranches; the third tranche has a deductible of ten thousand dollars. At this time, the Company has not recorded a liability as the amount of the loss contingency is not reasonably estimable. The Company will continue to evaluate the estimability of loss contingency amounts.

Other

In November 2004, the Company obtained a $2.7 million loan from Village Bank, formerly known as Southern Community Bank & Trust. The Village Bank loan was paid in full January, 2010. George R. Whittemore, Director of the Company, is a member of the Board of Directors of Village Bank. Further information about the loan from Village Bank is presented in Note 6. This loan, subsequent to December 31, 2009, has been paid in full with proceeds from the sale of a Comfort Inn in Dublin, Virginia.

The Company assumed land lease agreements in conjunction with the purchase of three hotels. One lease requires monthly payments of the greater of $2 or 5% of room revenue through November 2091. A second lease requires monthly payments of $1 through 2017 with approximately $1 annual increase beginning January 1, 2018, with additional increases in 2033, 2043, 2053 and 2063. A third lease requires annual payments of $34, with approximately $3 increases every five years throughout twelve renewal periods. Land lease expense from continuing operations totaled approximately $109, $104 and $70 in 2009, 2008 and 2007, respectively, and is included in property operating expense.

As of December 31, 2009, the future minimum lease payments applicable to non-cancellable operating leases are as follows:

2010	$72
2011	71
2012	71
2013	74
2014	74
Thereafter	4,782

$5,144

The Company as of December 31, 2009 has agreements with four restaurants and two cell tower operators for leased space at our hotel locations. The restaurant leases have maturity dates ranging from 2011 to 2028 and cell tower leases have maturity dates ranging from 2011 to 2014. Several of the restaurant leases have escalation clauses. Three of the escalations are based on percentages of gross sales and one is based on increases in the Consumer Price Index for all Urban Consumers. The restaurant and cell tower lease income from continuing operations totaled approximately $332, $320 and $244 in 2009, 2008 and 2007, respectively, and is included in room rentals and other hotel services.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

As of December 31, 2009, the future minimum lease receipts from the non-cancellable restaurants and cell tower leases are as follows:

2010	$134
2011	123
2012	97
2013	91
2014	92
Thereafter	952

$1,489

Note 9. Redeemable Preferred Stock

On June 3, 2008 the Company offered and sold 332,500 shares of 10.0% Series B Cumulative Preferred Stock. The shares were sold for $25.00 per share and bear a liquidation preference of $25.00 per share. Underwriting and other costs of the offering totaled approximately $0.6 million to the Company. The net proceeds plus additional cash were used by the Company to pay an $8.5 million bridge loan with General Electric Capital Corporation. At December 31, 2009, 332,500 shares of 10.0% Series B preferred stock remained outstanding.

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

The Series B preferred stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock). The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At December 31, 2009, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Note 10. Noncontrolling Interest of Common and Preferred Units in SLP

At December 31, 2009, 158,161 of SLP’s common operating partnership units (“Common OP Units”) were outstanding. The redemption values for the Common OP Units are $237, and $2,101 for 2009 and 2008 respectively. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Common OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. When a limited partner tenders Common OP Units to SLP for redemption, the Company can, in its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. During 2009, 1,077,645 Common OP Units were redeemed for common shares of SHI.

At December 31, 2009, 51,035 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The redemption value for the Preferred OP Units is $511 for December 31, 2009. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. Distributions to holders of Preferred OP Units have priority over distributions to holders of Common OP Units. Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2010 their right to have units redeemed at $10 per unit. In October, 2009, 126,751 units were redeemed at $10 each. The holders of the remaining 51,035 units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit. The remaining 51,035 units will continue to be carried outside of permanent equity at redemption value.

Noncontrolling Interest Reconciliation of Common and Preferred Units

	Redeemable Noncontrolling Interest	Noncontrolling Interest	Total Noncontrolling Interest
Balance @ 12/31/08	$1,778	$8,064	$9,842

Partner Draws	$(172)	$—	$(172)
Conversion of OP units	—	(7,354)	(7,354)
Reclassification of OP units to current liability	(1,267)	—	(1,267)
Noncontrolling Interest Expense	172	(302)	(130)

Balance @ 12/31/09	$511	$408	$919

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 11. Common and Preferred Stock

The Company’s common stock is duly authorized, full paid and non-assessable. At December 31, 2009 and 2008, members of the Board of Directors and executive officers owned approximately 20% and 16%, respectively, of the Company’s outstanding common stock.

At December 31, 2009, 158,161 of SLP’s common operating partnership units (“Common OP Units”) and 51,035 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The combined redemption value for the Common OP Units and Preferred OP Units are $748 and $3,879 as of December 31, 2009 and 2008, respectively. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Common OP Units or Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. When a limited partner tenders Common OP Units to SLP for redemption, the Company can, in its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. The Preferred OP Units are convertible by the holders into Common OP Units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2010. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. During 2009, 1,077,645 Common OP Units of limited partnership interest were redeemed for common shares of SHI. During 2008 and 2007, no Common OP Units were redeemed for common shares of SHI. Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2010 their right to have units redeemed at $10 per unit. In October 2009, 126,751 units were redeemed at $10 each. The holders of the remaining 51,035 units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit. There were 17,824 Preferred OP Units redeemed for cash in December 2008, and no Preferred OP Units were redeemed for cash or converted to common units during 2007.

On December 30, 2005 the Company offered and sold 1,521,258 shares of 8% Series A preferred stock. The shares were sold for $10.00 per share and bear a liquidation preference of $10.00 per share. Underwriting and other costs of the offering totaled $1.2 million. The proceeds were used to reduce borrowings under the Company’s revolving credit facility with Great Western Bank. At December 31, 2009, 2008 and 2007, 803,270, 803,270 and 932,026 shares respectively, of Series A preferred stock remained outstanding.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Previously, each share of Series A preferred stock was convertible in whole or in part, at any time at the option of the holders thereof, into common stock at a conversion price of $5.66 per share of common stock (equivalent to a conversion rate of 1.77 shares of common stock for each share of Series A convertible preferred stock) subject to certain adjustments. The conversion rights of the Series A preferred stock were cancelled as of February 20, 2009. The Company may not optionally redeem the Series A preferred shares prior to January 1, 2009, except in limited circumstances to preserve its status as a REIT.

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

The Company also has Series B preferred stock outstanding. See Note 9.

Note 12. Stock-Based Compensation

Upon initial issuance of stock options on May 25, 2006, the Company adopted the provisions of FASB ASC 718-10-30 Compensation—Stock Compensation—Overall—Initial Measurement, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

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

As of December 31, 2009, 230,715 stock options have been awarded under the Plan. The exercise price is equal to the average of the high and low sales price of the stock as reported on the National Association of Securities Dealers Automated Quotation system (NASDAQ) on the grant date. A total of 230,715 shares of common stock have been reserved for issuance pursuant to the Plan with respect to the granted options. There is no intrinsic value for the vested options as of December 31, 2009. The following table summarizes the options awarded:

	Options Grant Date
	11/17/09	05/22/08	05/24/07
Awarded Options	90,000	30,000	65,000
Exercise Price	$1.54	$5.28	$7.55
Date Vested	06/30/10	12/31/08	12/31/07
Expiration Date	11/17/2013	5/22/2012	5/24/2011

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 12. Stock-Based Compensation (continued)

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life, the dividend rate and expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The following table summarizes the estimates used in the Black-Scholes option-pricing model related to the 2009, 2008, and 2007 grants:

	Grant Date
	11/17/09	05/22/08	05/24/07
Volatility	45.00%	20.00%	20.00%
Expected dividend yield	6.33%	6.54%	5.90%
Expected term (in years)	3.81	4.00	3.94
Risk free interest rate	1.74%	3.04%	4.80%

The following table summarizes the Company’s activities with respect to its stock options for the year ended December 31, 2009 as follows (in thousands, except per share and share data):

	Shares	Weighted- Average Exercise Price	Aggregate Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	192,143	$6.36	$133
Granted	90,000	1.54	31
Exercised	—	—	—
Forfeited or expired	51,428	6.48	38

Outstanding at December 31, 2009	230,715	$4.45	126	$2.21	$—

Exercisable at December 31, 2009	140,715	$6.31	$95	$1.16	$—

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the share-based compensation related to employees and directors for the years ended December 31, 2009, 2008 and 2007 was $6, $12 and $54, respectively. At December 31, 2009, we had $25 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options granted in 2009 that vest as of June 30, 2010. We recognize compensation expense using the straight-line method over the vesting period. During 2009, 2008 and 2007, the Company’s options granted were 90,000, 30,000 and 65,000, respectively, with a weighted average grant date fair value per option of $0.35, $0.40 and $0.83, respectively. The total intrinsic value of options exercised was $0, $0 and $5 for fiscal years 2009, 2008 and 2007 respectively. The closing market price of our common stock on the last day of 2009 was $1.50 per share.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 13. Supplementary Data

The following tables present our unaudited quarterly results of operations for 2009 and 2008:

	Quarters Ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	YTD 2009
2009
Revenues	$19,979	$24,348	$25,021	$19,622	$88,970
Expenses	19,970	21,238	22,679	19,743	83,630

Earnings (loss) before net losses on disposition of assets, other income, interest noncontrolling interest and income tax expense (benefit)	9	3,110	2,342	(121)	5,340

Net losses on dispositions of assets	(26)	(27)	(26)	(67)	(146)
Other income	38	34	28	34	134
Interest	(2,524)	(2,648)	(2,622)	(2,620)	(10,414)
Impairment losses	—	—	—	(10,872)	(10,872)

Earnings (loss) from continuing operations before income taxes	(2,503)	469	(278)	(13,646)	(15,958)

Income tax expense (benefit)	(781)	33	(287)	(12)	(1,047)

Earnings (loss) from continuing operations	(1,722)	436	9	(13,634)	(14,911)

Discontinued operations	(703)	907	(1,018)	(11,800)	(12,614)

Net earnings (loss)	(2,425)	1,343	(1,009)	(25,434)	(27,525)

Noncontrolling interest	87	(69)	(38)	150	130

Net income (loss) attributable to controlling interests	(2,338)	1,274	(1,047)	(25,284)	(27,395)

Preferred stock dividend	(369)	(369)	(368)	(368)	(1,474)

Net earnings (loss) available to common shareholders	$(2,707)	$905	$(1,415)	$(25,652)	(28,869)

NET EARNINGS (LOSS) PER COMMON SHARE—BASIC AND DILUTED
EPS from continuing operations	$(0.10)	$(0.00)	$(0.02)	$(0.63)	$(0.75)

EPS from discontinued operations *	$(0.03)	$0.04	$(0.04)	$(0.54)	$(0.58)

EPS Basic and Diluted *	$(0.13)	$0.04	$(0.06)	$(1.17)	$(1.33)

*	Quarterly EPS data does not add to total year, due to rounding

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

	Quarters Ended (unaudited)
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	YTD 2008
2008
Revenues	$21,691	$27,323	$28,309	$21,933	$99,256
Expenses	20,432	22,737	23,386	20,340	86,895

Earnings before net losses on disposition of assets, other income, interest, noncontrolling interest and income tax expense (benefit)	1,259	4,586	4,923	1,593	12,361

Net gains (losses) on dispositions of assets	3	(1)	(1)	—	1
Other income	30	33	28	38	129
Interest	(2,799)	(2,612)	(2,643)	(2,684)	(10,738)
Impairment losses	—	—	—	—	—

Earnings (loss) from continuing operations before income taxes	(1,507)	2,006	2,307	(1,053)	1,753

Income tax expense (benefit)	(608)	216	258	(373)	(507)

Earnings (loss) from continuing operations	(899)	1,790	2,049	(680)	2,260

Discontinued operations	(7)	527	214	4,265	4,999

Net earnings (loss)	(906)	2,317	2,263	3,585	7,259

Noncontrolling interest	13	(194)	(175)	(247)	(603)

Net income (loss) attributable to controlling interests	(893)	2,123	2,088	3,338	6,656

Preferred stock dividend	(186)	(236)	(369)	(369)	(1,160)

Net earnings (loss) available to common shareholders	$(1,079)	$1,887	$1,719	$2,969	5,496

NET EARNINGS (LOSS) PER COMMON SHARE—BASIC AND DILUTED
EPS from continuing operations	$(0.05)	$0.07	$0.07	$(0.05)	$0.04

EPS from discontinued operations	$(0.00)	$0.02	$0.01	$0.19	$0.22

EPS Basic and Diluted	$(0.05)	$0.09	$0.08	$0.14	$0.26

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

Note 14. Subsequent Events

On January 28, 2010, we sold our Comfort Inn located in Dublin, VA (99 rooms) for approximately $2.75 million with a negligible gain. A portion of these funds were used to payoff the Company’s borrowings from Village Bank with the remaining funds used to reduce the revolving line of credit with Great Western Bank.

In January, 2010, the Company borrowed $0.8 million from First National Bank of Omaha. The note bears interest at 4% over the one month LIBOR with a floor of 5%. The borrowings will be used to fund operations.

Prior to the amendment discussed below, our credit facilities with Great Western Bank required that we maintain consolidated and loan-specific debt service coverage ratios (based on a rolling twelve month period) of at least 1.50 to 1, tested quarterly, and consolidated and loan-specific loan to value ratios (based on a rolling twelve month period) that do not exceed 65%, tested annually. As of December 31, 2009, our covenant levels, as calculated pursuant to the loan agreement, were 1.29 to 1 (consolidated debt service coverage ratio), 1.46 to 1 (loan-specific debt service coverage ratio), 60% (consolidated loan to value ratio) and 65% (loan-specific loan to value ratio). The credit facilities were amended on March 29, 2010 to require maintenance of (a) a consolidated debt service coverage ratio of at least 1.05 to 1, tested quarterly, from December 31, 2009 through June 30, 2011 and 1.50 to 1, tested quarterly, from July 1, 2011 through the maturity of the credit facilities, (b) a loan-specific debt service coverage ratio of 1.20 to 1, tested quarterly, from December 31, 2009 through June 30, 2011 and 1.50 to 1, tested quarterly, from July 1, 2011 through the maturity of the credit facilities and (c) consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually commencing on December 31, 2009, in each case, through the maturity of the credit facilities.

The Great Western Bank amendment also: (a) modifies the borrowing base so that the loans available to the Company may not exceed the lesser of (i) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (ii) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20 to 1 from December 31, 2009 through June 30, 2011 and 1.50 to 1 from July 1, 2011 through the maturity of the credit facilities; (b) increases the interest rate on the revolving credit portion of the credit facilities from prime (subject to a 4.50% floor rate) to 5.50% from March 29 , 2010 through June 30, 2011 and prime (subject to a 5.50% floor rate) from July 1, 2011 through the maturity of the credit facilities; and (c) gives Great Western Bank the option to increase the interest rates of the credit facilities up to 4.00% any time after June 30, 2011.

Our credit facility with Wells Fargo Bank requires us to maintain a consolidated loan to value ratio (based on a rolling twelve month period) that does not exceed 70%, tested quarterly. As of December 31, 2009, this ratio, as calculated pursuant to the loan agreement, was 75%. The credit facility also requires us to maintain a minimum tangible net worth of not less than $75 million plus 90% of net proceeds from equity transactions after December 31, 2006, tested quarterly. As of December 31, 2009, our tangible net worth, as calculated pursuant to the loan agreement, was $74.5 million. The Company received a waiver for non-compliance with both of these covenants. In connection with the waiver, the credit facility was amended on March 31, 2010 to require maintenance of a consolidated loan to value ratio that does not exceed 77.5% and a minimum tangible net worth of not less than $70 million, in each case, through the maturity of the credit facility. The amendment also reduced our quarterly minimum consolidated fixed charge coverage ratio covenant (based on a rolling twelve month period) through the maturity of the credit facility from: 0.90 to 1 after preferred dividends and 1.00 to 1 before preferred dividends; to 0.75 to 1 after preferred dividends and 0.80 to 1 before preferred dividends. The credit facility with Wells Fargo Bank was also amended on March 31, 2010 to extend the maturity date from May 12, 2010 to August 12, 2010, require a $200,000 principal payment on March 31, 2010 and require a $100,000 principal payment on April 30, 2010.

On March 25, 2010, our credit facilities with General Electric Capital Corporation were amended to require us to maintain $3.9 million of total adjusted EBITDA (based on a rolling twelve month period), tested quarterly commencing on December 31, 2009, with respect to our GE-encumbered properties through 2011, in lieu of maintenance of minimum fixed charge coverage ratios (FCCRs). This required minimum level of total adjusted EBITDA will be reduced by the pro rata percentage of total adjusted EBITDA attributable to any GE-encumbered properties that are sold, if certain conditions are satisfied. As of December 31, 2009, our total adjusted EBITDA, as calculated pursuant to the loan agreement, with respect to our GE-encumbered properties was $5.2 million (the reduction for sold properties was $0.7 million). Commencing in 2012 and continuing for the term of the loans, we are required to maintain, with respect to our GE-encumbered properties, a before dividend FCCR (based on a rolling twelve month period) of 1.3 to 1 and after dividend FCCR (based on a rolling twelve month period) of 1.0 to 1.

The GE amendment also: (a) reduces our consolidated debt service coverage ratio covenant (based on a rolling twelve month period) from 1.4 to 1 for each quarter of 2009 and 1.5 to 1 each quarter thereafter for the term of the loans to 1.05 to 1 for the quarter ended December 31, 2009 and each quarter thereafter through 2011 and 1.5 to 1 each quarter thereafter for the term of the loans; (b) defers prepayment fees with respect to prepayments required as a result of the sale of any of our Masters Inn hotels until January 1, 2012; and (c) implements a quarterly cash flow sweep, equal to the amount by which our consolidated debt service coverage ratio exceeds 1.75 to 1, to pay deferred prepayment fees. As of December 31, 2009, our consolidated debt service coverage ratio, as calculated pursuant to the loan agreement, was 1.35 to 1. In connection with previous amendments and waivers, the interest rate of the loans under our credit facilities with GE have increased by 1.5%. If our FCCR with respect to our GE-encumbered properties equals or exceeds 1.3 to 1 before dividends and 1.0 to 1 after dividends for two consecutive quarters, the cumulative 1.5% increase in the interest rate of the loans will be eliminated.

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2009

		Initial Cost		Additions, (Dispositions), (Impairments), Subsequent to Acquisition		Gross Amount at December 31, 2009
Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Comfort Inn
Minocqua, Wisconsin	GWB	$214,505	$1,458,389	$—	$360,308	$214,505	$1,818,697	$(864,976)	$1,168,226
Sheboygan, Wisconsin	GWB	286,970	1,716,782	—	369,834	286,970	2,086,616	(1,005,324)	1,368,262
Chambersburg, Pennsylvania	GRW	89,000	2,346,362	—	346,747	89,000	2,693,109	(993,508)	1,788,601
Culpeper, Virginia	GRW	182,264	2,142,652	—	570,695	182,264	2,713,347	(1,007,401)	1,888,210
Dublin, Virginia	VB	152,239	3,700,710	—	807,010	152,239	4,507,720	(2,051,286)	2,608,673
Farmville, Virginia	GRW	253,618	2,162,087	—	572,435	253,618	2,734,522	(1,202,785)	1,785,355
Morgantown, West Virginia	GRW	398,322	3,853,651	—	914,063	398,322	4,767,714	(2,032,395)	3,133,641
New Castle, Pennsylvania	GRW	56,648	4,101,254	—	668,027	56,648	4,769,281	(1,747,764)	3,078,165
Princeton, West Virginia	GRW	387,567	1,774,501	—	693,826	387,567	2,468,327	(1,148,377)	1,707,517
Rocky Mount, Virginia	GRW	193,841	2,162,429	—	186,691	193,841	2,349,120	(956,072)	1,586,889
Solomons, Maryland	GRW	2,303,990	2,988,255	—	1,936,630	2,303,990	4,924,885	(2,467,194)	4,761,681
Erlanger, Kentucky	GWB	750,000	2,822,201	—	624,837	750,000	3,447,038	(752,925)	3,444,113
Fayetteville, North Carolina	CITI	725,000	3,910,514	—	400,828	725,000	4,311,342	(891,947)	4,144,395
Fayetteville Car Wash, North Carolina	CITI	—	164,128	—	8,707	—	172,835	(51,759)	121,076
Alexandria, Virginia	WA BMI	2,500,000	9,373,060	—	1,593,014	2,500,000	10,966,074	(1,093,267)	12,372,807
Glasgow, Kentucky	GE 3CI	500,000	2,456,305	—	517,042	500,000	2,973,347	(247,492)	3,225,855

Super 8
Creston, Iowa	GRW	56,000	840,580	89,607	2,323,996	145,607	3,164,576	(1,739,345)	1,570,838
Columbus, Nebraska	GWB	51,716	571,178	51,666	737,444	103,382	1,308,622	(873,517)	538,487
O’Neill, Nebraska	GRW	75,000	667,074	46,075	1,128,696	121,075	1,795,770	(998,090)	918,755
Omaha, Nebraska	GWB	164,034	1,053,620	—	1,242,159	164,034	2,295,779	(1,596,573)	863,240
Lincoln, Nebraska (West “O”)	GWB	139,603	1,234,988	63,153	997,222	202,756	2,232,210	(1,415,410)	1,019,556
Lincoln, Nebraska (Cornhusker)	GWB	226,174	1,068,520	271,817	1,911,344	497,991	2,979,864	(1,731,762)	1,746,093
Keokuk, Iowa	GRW	55,000	642,783	71,175	645,329	126,175	1,288,112	(869,424)	544,863
Iowa City, Iowa	GRW	227,290	1,280,365	—	602,524	227,290	1,882,889	(1,305,827)	804,352
Omaha, Nebraska (Ak-sar-ben)	GWB	203,453	1,054,497	—	358,930	203,453	1,413,427	(948,556)	668,324
Kirksville, Missouri	GWB	151,225	830,457	—	320,301	151,225	1,150,758	(782,140)	519,843
Burlington, Iowa	GRW	145,000	867,116	—	384,040	145,000	1,251,156	(829,542)	566,614
Sedalia, Missouri	GWB	185,025	917,809	—	667,665	185,025	1,585,474	(984,358)	786,141
Hays, Kansas	GWB	317,762	1,133,765	19,519	490,917	337,281	1,624,682	(1,054,755)	907,208
Moberly, Missouri	GWB	60,000	1,075,235	—	415,869	60,000	1,491,104	(972,525)	578,579
Pittsburg, Kansas	GRW	130,000	852,131	—	299,348	130,000	1,151,479	(775,992)	505,487
Manhattan, Kansas	GWB	261,646	1,254,175	(10,000)	576,709	251,646	1,830,884	(1,118,998)	963,532
Clinton, Iowa	GRW	135,153	805,067	(46,089)	350,210	89,064	1,155,277	(750,298)	494,043
Mt. Pleasant, Iowa	GRW	85,745	536,064	21,507	522,758	107,252	1,058,822	(686,475)	479,599
Wichita, Kansas	GWB	435,087	1,806,979	—	737,367	435,087	2,544,346	(1,634,194)	1,345,239

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2009

Hotel and Location	Encum- brance	Initial Cost		Additions, (Dispositions), (Impairments), Subsequent to Acquisition		Gross Amount at December 31, 2009			Net Book Value
		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation
Super 8—continued
Kingdom City, Missouri	NON	176,970	877,287	—	381,666	176,970	1,258,953	(743,912)	692,011
Lenexa, Kansas	GWB	454,113	1,722,866	—	447,915	454,113	2,170,781	(1,389,037)	1,235,857
Pella, Iowa	GRW	61,853	664,610	—	170,222	61,853	834,832	(535,162)	361,523
Storm Lake, Iowa	GRW	90,033	819,202	41,344	624,323	131,377	1,443,525	(781,404)	793,498
West Plains, Missouri	GWB	112,279	861,178	—	203,642	112,279	1,064,820	(640,060)	537,039
Jefferson City, Missouri	GWB	264,707	1,206,886	—	361,715	264,707	1,568,601	(959,281)	874,027
El Dorado, Kansas	NON	96,764	418,333	467	645,464	97,231	1,063,797	(608,546)	552,482
Wayne, Nebraska	GWB	79,127	685,135	—	190,885	79,127	876,020	(507,341)	447,806
Batesville, Arkansas	GWB	81,483	811,371	—	219,241	81,483	1,030,612	(570,500)	541,595
Fayetteville, Arkansas	GWB	255,731	1,549,271	—	332,617	255,731	1,881,888	(1,007,052)	1,130,567
Omaha, Nebraska (West Dodge)	GWB	593,518	1,758,275	—	381,089	593,518	2,139,364	(1,120,353)	1,612,529
Watertown, South Dakota	EVB	51,237	1,296,312	—	563,788	51,237	1,860,100	(938,105)	973,232
Norfolk, Nebraska	GRW	226,971	1,587,581	—	531,293	226,971	2,118,874	(979,334)	1,366,511
Park City, Kansas	EVB	275,962	891,933	—	532,133	275,962	1,424,066	(747,397)	952,631
Muscatine, Iowa	GWB	204,890	1,616,090	—	353,342	204,890	1,969,432	(937,346)	1,236,976
Fort Madison, Iowa	GWB	104,855	871,075	—	265,466	104,855	1,136,541	(548,321)	693,075
Parsons, Kansas	NON	167,849	1,195,484	—	248,492	167,849	1,443,976	(640,503)	971,322
Portage, Wisconsin	GRW	203,032	1,839,321	—	322,044	203,032	2,161,365	(942,263)	1,422,134
Antigo, Wisconsin	GWB	234,605	1,485,579	—	344,385	234,605	1,829,964	(841,482)	1,223,087
Shawano, Wisconsin	GRW	244,935	1,672,123	—	286,052	244,935	1,958,175	(888,521)	1,314,589
Tomah, Wisconsin	GWB	211,975	2,079,714	(59,834)	450,952	152,141	2,530,666	(1,087,025)	1,595,782
Menomonie, Wisconsin	GRW	451,520	2,398,446	—	371,581	451,520	2,770,027	(1,091,401)	2,130,146
Neosho, Missouri	WF	232,000	1,416,216	(55,767)	403	176,233	1,416,619	(642,852)	950,000
Clarinda, Iowa	GWB	75,000	1,276,923	—	115,599	75,000	1,392,522	(226,548)	1,240,974
Billings, Montana	GE MOA	518,000	4,807,220	—	128,273	518,000	4,935,493	(480,082)	4,973,411
Boise, Idaho	GE MOA	612,000	5,709,976	—	96,256	612,000	5,806,232	(538,451)	5,879,781
Columbus, Georgia	GE MOA	441,000	4,173,299	—	231,843	441,000	4,405,142	(429,514)	4,416,628
Terre Haute, Indiana	GE MOA	547,000	4,976,600	—	293,938	547,000	5,270,538	(553,827)	5,263,711
Green Bay, Wisconsin	GE-GB	570,000	2,784,052	—	49,404	570,000	2,833,456	(222,790)	3,180,666

Sleep Inn
Omaha, Nebraska	WF	400,000	3,275,773	—	344,666	400,000	3,620,439	(714,121)	3,306,318
Louisville, Kentucky	GE LSI	350,000	1,288,002	—	468,649	350,000	1,756,651	(194,954)	1,911,697

Holiday Inn Express
Harlan, Kentucky	GRW	—	2,949,276	—	816,906	—	3,766,182	(1,457,488)	2,308,694
Danville, Kentucky	GRW	155,717	2,971,403	—	722,080	155,717	3,693,483	(1,528,480)	2,320,720

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2009

		Initial Cost		Additions, (Dispositions), (Impairments), Subsequent to Acquisition		Gross Amount at December 31, 2009
Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value

Hampton Inn
Cleveland, Tennessee	GRW	212,914	2,370,499	—	964,314	212,914	3,334,813	(1,429,999)	2,117,728
Shelby, North Carolina	GRW	253,921	2,782,042	—	1,026,563	253,921	3,808,605	(1,791,638)	2,270,888

Comfort Suites
Dover, Delaware	GRW	337,113	5,179,187	—	75,441	337,113	5,254,628	(1,947,333)	3,644,408
Ft. Wayne, Indiana	CITI	1,200,000	4,803,605	—	652,154	1,200,000	5,455,759	(1,333,721)	5,322,038
Lafayette, Indiana	CITI	850,000	3,473,808	—	164,152	850,000	3,637,960	(737,790)	3,750,170
Marion, Indiana	CITI	430,000	1,945,383	—	274,386	430,000	2,219,769	(638,092)	2,011,677
South Bend, Indiana	GE SB	500,000	11,512,314	—	280,715	500,000	11,793,029	(1,970,758)	10,322,271
Warsaw, Indiana	CITI	650,000	2,500,570	—	228,471	650,000	2,729,041	(641,901)	2,737,140
Louisville, Kentucky	GE 3CI	500,000	2,186,715	—	742,109	500,000	2,928,824	(312,820)	3,116,004

Ramada
Ellenton, Florida	GRW	546,945	2,293,464	—	917,534	546,945	3,210,998	(1,461,099)	2,296,844

Guest House Inn
Ellenton, Florida	GRW	290,373	2,102,371	—	231,253	290,373	2,333,624	(857,205)	1,766,792
Jackson, Tennessee	GRW	261,506	3,430,541	(95,480)	(936,838)	166,026	2,493,703	(992,860)	1,666,869

Tara Inn & Suites
Jonesboro, Georgia	GWB	685,000	5,357,276	(451,104)	(3,262,065)	233,896	2,095,211	(267,203)	2,061,904

Baymont Inn
Brooks, Kentucky	GE 3CI	500,000	2,008,474	(214,114)	(552,509)	285,886	1,455,965	(130,140)	1,611,711

Days Inn
Farmville, Virginia	GRW	384,591	1,967,727	—	437,822	384,591	2,405,549	(950,792)	1,839,348
Alexandria, Virginia	WA BMI	2,500,000	6,544,271	—	1,563,380	2,500,000	8,107,651	(864,645)	9,743,006
Fredericksburg South, Virginia	WA BMI	1,510,000	1,786,979	—	823,698	1,510,000	2,610,677	(280,197)	3,840,480
Shreveport, Louisiania	WA BMI	1,250,000	2,964,484	—	1,162,842	1,250,000	4,127,326	(537,821)	4,839,505
Bossier City, Louisiania	WF	1,025,000	5,117,686	—	1,278,293	1,025,000	6,395,979	(719,627)	6,701,352
Fredericksburg North, Virginia	WF	650,000	3,142,312	—	865,028	650,000	4,007,340	(438,805)	4,218,535
Ashland, Kentucky	GE 2DI	320,000	1,303,003	—	362,443	320,000	1,665,446	(194,637)	1,790,809
Glasgow, Kentucky	GE 2DI	425,000	2,206,805	—	142,220	425,000	2,349,025	(192,517)	2,581,508
Sioux Falls, Airport	GE SF	—	2,397,714	—	193,665	—	2,591,379	(231,189)	2,360,190
Sioux Falls, Empire	GE SF	480,000	1,988,692	—	207,815	480,000	2,196,507	(204,475)	2,472,032

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2009

		Initial Cost		Additions, (Dispositions), (Impairments), Subsequent to Acquisition		Gross Amount at December 31, 2009
Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Extended Stay-Savanna Suites
Atlanta, Georgia	GE PINE*	1,865,000	3,997,960	(981,952)	(1,885,992)	883,048	2,111,968	(177,871)	2,817,145
Augusta, Georgia	GE SS	750,000	3,816,246	—	132,940	750,000	3,949,186	(472,734)	4,226,452
Chamblee, Georgia	GE SS	1,650,000	3,563,648	—	103,234	1,650,000	3,666,882	(523,484)	4,793,398
Greenville, South Carolina	GE SS	550,000	3,408,375	(255,316)	(1,317,042)	294,684	2,091,333	(422,895)	1,963,122
Jonesboro, Georgia	GE SS	875,000	2,978,463	(394,903)	(1,332,526)	480,097	1,645,937	(117,709)	2,008,325
Savannah, Georgia	GE SS	1,250,000	4,052,678	—	(194,183)	1,250,000	3,858,495	(176,851)	4,931,644
Stone Mountain, Georgia	GE SS	725,000	3,840,600	—	114,351	725,000	3,954,951	(504,957)	4,174,994

Supertel Inn
Jane, Missouri	WF	680,000	1,571,500	(499,048)	(892,662)	180,952	678,838	(242,190)	617,600
Neosho, Missouri	WF	180,000	1,835,800	(90,223)	(732,571)	89,777	1,103,,229	(243,006)	950,000
Creston, Iowa	GWB	234,866	2,708,224	—	9,748	234,866	2,717,972	(470,929)	2,481,909

Key West Inns
Key Largo, Florida	GRW	339,425	3,238,530	—	946,887	339,425	4,185,417	(1,651,599)	2,873,243

Masters
Augusta, Georgia	GE Masters	350,000	1,067,896	—	73,364	350,000	1,141,260	(166,650)	1,324,610
Columbia-I26, South Carolina	GE Masters	450,000	1,395,861	—	71,005	450,000	1,466,866	(183,993)	1,732,873
Columbia-Knox Abbot Dr, South Carolina	GE Masters	—	1,474,612	—	146,443	—	1,621,055	(261,398)	1,359,657
Charleston North, South Carolina	GE Masters	700,000	2,895,079	(177,917)	(522,110)	522,083	2,372,969	(307,552)	2,587,500
Doraville, Georgia	GE Masters	420,000	1,523,435	(96,305)	(233,857)	323,695	1,289,578	(165,773)	1,447,500
Garden City, Georgia	GE Masters	570,000	2,443,603	(119,467)	(325,661)	450,533	2,117,942	(265,975)	2,302,500
Marietta, Georgia	GE Masters	400,000	1,836,260	(174,645)	(601,388)	225,355	1,234,872	(202,727)	1,257,500
Mt Pleasant, South Carolina	GE Masters	725,000	5,112,136	(298,197)	(1,817,077)	426,803	3,295,059	(421,862)	3,300,000
Tampa East, Florida	GE Masters	192,416	3,413,132	(103,117)	(1,759,136)	89,299	1,653,996	(319,545)	1,423,750
Tampa Fairgrounds, Florida	GE Masters	580,000	3,018,614	(174,055)	(741,162)	405,945	2,277,452	(285,897)	2,397,500
Tucker, Georgia	GE Masters	510,000	2,699,751	(119,620)	(480,519)	390,380	2,219,232	(259,612)	2,350,000
Tuscaloosa, Alabama	GE Masters	740,000	4,025,844	(254,463)	(1,128,619)	485,537	2,897,225	(367,762)	3,015,000
Cave City, Kentucky	NON	249,000	377,197	—	236,377	249,000	613,574	(120,211)	742,365

Subtotal Hotel Properties		51,392,073	277,223,861	(3,995,286)	32,492,576	47,396,787	309,716,437	(92,536,152)	264,577,072
Construction in Progress		—	—	—	295,977	—	295,977		295,977
Office building	EVB	68,765	1,516,627	—	697,807	68,765	2,214,434	(1,425,504)	857,695

Total		$51,460,838	$278,740,488	$(3,995,286)	$33,486,360	$47,465,552	$312,226,848	$(93,961,656)	$265,730,744

*	Atlanta Land includes value of land lease

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2009

Encumbrance codes refer to the following lenders:

NON	Unencumbered	EVB	Elkhorn Valley Bank

GRW	Greenwich Capital Loan	VB	Village Bank

GWB	Great Western Bank	CITI	Citigroup Global Markets Realty

GE SB	GE Capital Franchise Finance	WF	Wells Fargo Bank

GE SS	GE Capital Corporation	WA BMI	Wachovia

GE Pine	GE Capital Corporation	GE MOA	GE Capital Corporation

GE Masters	GE Capital Corporation	GE SF	GE Capital Corporation

GE GB	GE Capital Corporation	GE 3CI	GE Capital Corporation

GE LSI	GE Capital Corporation	GE 2 DI	GE Capital Corporation

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2009

	ASSET BASIS	Total
(a)	Balance at December 31, 2006	$254,241,000

	Additions to buildings and improvements	$122,445,987
	Disposition of buildings and improvements	(447,207)
	Impairment loss

	Balance at December 31, 2007	$376,239,780

	Additions to buildings and improvements	$34,157,694
	Disposition of buildings and improvements	(9,275,478)
	Impairment loss	(250,000)

	Balance at December 31, 2008	$400,871,996

	Additions to buildings and improvements	$4,485,009
	Disposition of buildings and improvements	(18,942,418)
	Impairment loss	(26,722,187)

	Balance at December 31, 2009	$359,692,400

	ACCUMULATED DEPRECIATION	Total
(b)	Balance at December 31, 2006	$63,508,717

	Depreciation for the period ended December 31, 2007	12,204,660
	Depreciation on assets sold or disposed	(418,324)

	Balance at December 31, 2007	$75,295,053

	Depreciation for the period ended December 31, 2008	14,979,630
	Depreciation on assets sold or disposed	(3,283,741)

	Balance at December 31, 2008	$86,990,942

	Depreciation for the period ended December 31, 2009	14,242,727
	Depreciation on assets sold or disposed	(4,697,660)
	Impairment loss	(2,574,353)

	Balance at December 31, 2009	$93,961,656

(c)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $386 million.

(d)	Depreciation is computed based upon the following useful lives:

Buildings and improvements 15 - 40 years

Furniture and equipment 3 -12 years

(e)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in Note 6 to the consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

Because this Annual Report on Form 10-K is being filed within four business days after the applicable triggering events, the information below is being disclosed under this Item 9B instead of under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K.

The Company received amendments and waivers of certain of its financial covenants with certain of its lenders on March 25, 2010 and March 29, 2010, and certain of the Company’s loans were further amended on March 25, 2010 and March 29, 2010, as described in, and incorporated herein by reference from, Item 7 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning the directors and executive officers of the Company is incorporated by reference from information relating to executive officers of the Company set forth in Part I of this Form 10-K and to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) under the captions “Corporate Governance” and “Election of Directors.”

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

Information regarding executive and director compensation is incorporated by reference to the 2010 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-end,” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, of each director and executive officer of Supertel Hospitality, Inc., and all directors and executive officers as a group, is incorporated by reference to the 2010 Proxy Statement under the caption “Ownership of the Company’s Common Stock By Management and Certain Beneficial Owners.”

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under existing equity compensation plans as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	230,715	$4.45	15,000
Equity compensation plans not approved by security holders	—	—	—
Total	230,715	$4.45	15,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2010 Proxy Statement under the caption “Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2010 Proxy Statement under the caption “Independent Public Registered Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules.

Exhibits.

3.1(b)	Second Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 6, 2007).

10.1	Third Amended and Restated Agreement of Limited Partnership of Supertel Limited Partnership, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	Form of Master Lease Agreement made as of January 1, 2002 by and between Supertel Limited Partnership, E&P Financing Limited Partnership, Solomons Beacon Inn Limited Partnership and TRS Leasing, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.3	Loan Agreement dated as of November 26, 2002 by and among Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.4	Promissory Note dated as of November 26, 2002 between Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.5	Guaranty of Recourse Obligations dated as of November 26, 2002 made by the Company in favor of Greenwich Capital Financial Products, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.6	Pledge and Security Agreement dated as of November 26, 2002 by the Company, Supertel Limited Partnership, TRS Leasing, Inc. and Solomons GP, LLC, for the benefit of Greenwich Capital Financial Products, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.7	Master Lease Agreement dated as of November 26, 2002 between Solomons Beacon Inn Limited Partnership and TRS Subsidiary, LLC. (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.8	First Amended and Restated Master Lease Agreement dated as of November 26, 2002 between Supertel Limited Partnership, E&P Financing Limited Partnership, TRS Leasing, Inc. and Solomons Beacon Inn Limited Partnership. (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.9*	Hotel Management Agreement dated as of August 1, 2004 between TRS Leasing, Inc., TRS Subsidiary, LLC and Royco Hotels, Inc.

10.10	Amendment dated January 1, 2007 to Hotel Management Agreement dated August 1, 2004 by and between Royco Hotels, Inc., TRS Leasing, Inc., TRS Subsidiary, LLC and SPPR TRS Subsidiary, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 1, 2007).

10.11	Management Agreement dated May 16, 2007 between TRS Leasing, Inc. and HLC Hotels, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2007).

10.12	Amendment to Management Agreement dated July 15, 2008 between TRS Leasing, Inc. and HLC Hotels, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.13	Amended and Restated Loan Agreement dated December 3, 2008 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 3, 2008).

10.14	First Amendment dated February 4, 2009 between the Company and Great Western Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009.

10.15	Promissory Notes, Loan Agreement and form of Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 18, 2006 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2006).

10.16	Unconditional Guaranty of Payment and Performance dated August 18, 2006 by the Company to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 17, 2006).

10.17	Amendment No. 1 to the Promissory Note dated August 18, 2006 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 1, 2008).

10.18	Promissory Note, Loan Agreement and form of Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated January 5, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 5, 2007).

10.19	Amendment No. 1 to the Promissory Note dated January 5, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 1, 2008).

10.20	Promissory Notes, Loan Agreement and form of Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated May 16, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 16, 2007).

10.21	Unconditional Guaranty of Payment and Performance dated May 16, 2007 by the Company to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 16, 2007).

10.22	Amendment No. 1 to the Promissory Note dated May 16, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 1, 2008).

10.23	Loan Modification Agreements dated as of September 30, 2009 by and between General Electric Capital Corporation, the Company, Supertel Limited Partnership, Supertel Hospitality REIT Trust and SPPR-South Bend, LLC, (incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Quarterly Report on form 10-Q for the quarter ended September 30, 2009).

10.24*	Covenant Waiver dated as of November 9, 2009 by General Electric Capital Corporation to the Company, Supertel Limited Partnership, Supertel Hospitality REIT Trust and SPPR-South Bend, LLC.

10.25	Unconditional Guaranties of Payment and Performance dated March 16, 2009, by the Company and Supertel Hospitality REIT Trust to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2009).

10.26	Global Amendment and Consent dated March 16, 2009 between Supertel Limited Partnership, SPPR-South Bend, LLC and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009).

10.27	Employment Agreement dated as of September 1, 2005 by and between the Company and Paul Schulte (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2005).

10.28	Amendment dated April 2, 2009 of Employment Agreement dated September 1, 2005 by and between the Company and Paul Schulte (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 2, 2009).

10.29	Employment Agreement dated as of September 1, 2005 by and between the Company and Don Heimes (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 25, 2005).

10.30	The Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.31	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.32	Amendment dated May 28, 2009, to the Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 28, 2009).

10.33	Employment Agreement of Kelly Walters, dated November 17, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 17, 2009).

10.34	Employment Agreement of Steven C. Gilbert, dated November 17, 2009 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 17, 2009).

10.35	Employment Agreement of Corrine L. Scarpello, dated November 17, 2009 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 17, 2009).

10.36	Employment Agreement of David L. Walter dated November 17, 2009 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 17, 2009).

10.37	Director and Named Executive Officers Compensation is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2009”, “Outstanding Equity Awards at Fiscal Year-End”, and “Director Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 27, 2010.

21.0*	Subsidiaries.

23.1*	Consent of KPMG LLP.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certifications.

Pursuant to Item 601 (b)(4) of Regulation S-K, certain instruments with respect to the Company’s long-term debt are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as Exhibits 10.27 through 10.37.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

	By:	/S/ KELLY A. WALTERS
March 31, 2010		Kelly A. Walters
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated above.

By:	/S/ KELLY A. WALTERS	By:	/S/ JEFFREY M. ZWERDLING
	Kelly A. Walters President and Chief Executive Officer (principal executive officer)		Jeffrey M. Zwerdling Director

By:	/S/ CORRINE L. SCARPELLO	By:	/S/ ALLEN L. DAYTON
	Corrine L. Scarpello Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)		Allen L. Dayton Director

By:	/S/ WILLIAM C. LATHAM	By:	/S/ GEORGE R. WHITTEMORE
	William C. Latham Chairman of the Board		George R. Whittemore Director

By:	/S/ STEVE H. BORGMANN	By:	/S/ PATRICK J. JUNG
	Steve H. Borgmann Director		Patrick J. Jung Director

By:	/S/ PAUL J. SCHULTE
Paul J. Schulte Director