Form 10-Q
period 2010-03-31
SUPERTEL HOSPITALITY INC
filed 2010-05-07
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34087

SUPERTEL HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 26, 2010, there were 22,002,322 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments in hotel properties	$320,061	$319,770
Less accumulated depreciation	88,988	86,069

	231,073	233,701

Cash and cash equivalents	420	428
Accounts receivable, net of allowance for doubtful accounts of $87 and $95	2,134	2,043
Prepaid expenses and other assets	7,255	4,779
Deferred financing costs, net	1,278	1,414
Investment in hotel properties, held for sale, net	29,321	32,030

	$271,481	$274,395

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$12,657	$10,340
Debt related to hotel properties held for sale	23,742	24,975
Long-term debt	163,927	164,538

	200,326	199,853

Redeemable noncontrolling interest in consolidated partnership, at redemption value	511	511
Redeemable preferred stock
Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662
EQUITY
Shareholders’ equity
Preferred stock, 40,000,000 shares authorized;
Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
Common stock, $.01 par value, 100,000,000 shares authorized;
22,002,322 shares outstanding.	220	220
Additional paid-in capital	120,165	120,153
Distributions in excess of retained earnings	(57,798)	(54,420)

Total shareholders’ equity	62,595	65,961
Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $277 and $237	387	408

Total equity	62,982	66,369

COMMITMENTS AND CONTINGENCIES
	$271,481	$274,395

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
REVENUES
Room rentals and other hotel services	$18,912	$19,979

EXPENSES
Hotel and property operations	15,973	15,875
Depreciation and amortization	3,042	3,124
General and administrative	999	971

	20,014	19,970

EARNINGS BEFORE NET LOSS ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE AND INCOME TAXES	(1,102)	9

Net loss on dispositions of assets	(18)	(26)
Other income	27	38
Interest expense	(2,601)	(2,524)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,694)	(2,503)

Income tax benefit	863	781

LOSS FROM CONTINUING OPERATIONS	(2,831)	(1,722)

Loss from discontinued operations, net of tax	(186)	(703)

NET LOSS	(3,017)	(2,425)

Noncontrolling interest	7	87

NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	(3,010)	(2,338)

Preferred stock dividends	(368)	(369)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,378)	$(2,707)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations	$(0.14)	$(0.10)

EPS from discontinued operations	$(0.01)	$(0.03)

EPS Basic and Diluted	$(0.15)	$(0.13)

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS
Income from continuing operations, net of tax	$(3,193)	$(2,038)
Discontinued operations, net of tax	(185)	(669)

Net loss attributable to common shareholders	$(3,378)	$(2,707)

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,017)	$(2,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,040	3,717
Amortization of intangible assets and deferred financing costs	147	127
Loss on dispositions of assets	36	60
Amortization of stock option expense	12	—
Writedown to fair value related to held for sale assets	120	150
Deferred income taxes	(1,106)	(1,043)
Changes in operating assets and liabilities:
Increase in assets	(1,464)	(277)
Increase in liabilities	2,322	1,646

Net cash provided by operating activities	90	1,955

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(505)	(720)
Acquisition and development of hotel properties	—	—
Proceeds from sale of hotel assets	2,644	1,080

Net cash provided by investing activities	2,139	360

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(11)	(71)
Principal payments on long-term debt	(2,606)	(3,669)
Proceeds from long-term debt, net	762	3,810
Distributions to noncontrolling interest	(14)	(148)
Dividends paid to common shareholders	—	(1,674)
Dividends paid to preferred shareholders	(368)	(369)

Net cash used in financing activities	(2,237)	(2,121)

Increase (decrease) in cash and cash equivalents	(8)	194
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	428	712

CASH AND CASH EQUIVALENTS, END OF PERIOD	$420	$906

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$2,928	$3,026

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 104 properties with the exception of furniture, fixtures and equipment on 78 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in Supertel Limited Partnership and at March 31, 2010 owned approximately 99% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At March 31, 2010, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC.

As of March 31, 2010, the Company owned 114 limited service hotels and one office building. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels, Inc (“Royco Hotels”), and HLC Hotels Inc. (“HLC”).

The hotel management agreement, as amended, between TRS Lessee and Royco Hotels, the manager of 102 of the Company’s hotels, provides for Royco Hotels to operate and manage the hotels through December 31, 2011, with extension to December 31, 2016 upon achievement of average annual net operating income of at least 10% of the Company’s investment in the hotels. Under the agreement, Royco Hotels receives a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increase above thresholds that range from up to $75 million to over $100 million, and an annual incentive fee of 10% of up to the first $1 million of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1 million.

Supertel Limited Partnership owns 13 hotels which are operated under the Masters Inn name. TRS, the lessee of the hotels, entered into a management agreement with HLC, an affiliate of the sellers of 12 of the hotels. The management agreement, as amended, provides for HLC to operate and manage 12 of the hotels through December 31, 2011 and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

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

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of March 31, 2010, the consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

Fair Value Measurements

We currently do not have any financial instruments that must be measured on a recurring basis under ASC 820-10: however, we apply the fair value provisions of ASC 820-10-35 Fair Value Measurements and Disclosures – Overall – Subsequent Measurement, to our nonfinancial assets which include our held for sale hotels. We measure these assets using inputs from level 3 of the fair value hierarchy.

During the months ended March 31, 2010 and 2009, Level 3 inputs were used to determine an impairment loss of $120,000 for one hotel held for sale and $150,000 for two hotels held for sale, respectively. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of March 31, 2010, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $163.9 million and $167.4 million, respectively. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $164.5 million and $168.1 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Hotel Properties Held for Sale and Discontinued Operations

At March 31, 2010 the Company had eighteen hotels identified that it intends to sell and that met the Company’s criteria to be classified as held for sale. One of the hotels had an impairment loss recognized during the three months ended March 31, 2010, in the amount of $120,000. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations. The operating results of the hotels held for sale and sold are included in discontinued operations and are summarized below. The operating results for the three months ended March 31, 2010 include 18 hotels held for sale and one hotel that was sold. The operating results for the three months ended March 31, 2009 include 18 hotels held for sale, one hotel that was sold in 2010, and eight hotels that were sold in 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues	$2,810	$4,395
Hotel and property operations expenses	(2,649)	(3,984)
Interest expense	(454)	(599)
Depreciation expense	2	(593)
Net loss on disposition of assets	(18)	(34)
Impairment loss	(120)	(150)
Income tax benefit	243	262

	$(186)	$(703)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

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

(dollars in thousands, except share data)	Three months ended March 31,
	2010	2009
Basic and Diluted Earnings per Share Calculation:
Numerator:
Net loss attributable to common shareholders:
Continuing operations	$(3,193)	$(2,038)
Discontinued operations	(185)	(669)

Net loss attributable to common shareholders - total	$(3,378)	$(2,707)
Denominator:
Weighted average number of common shares - basic and diluted	22,002,322	20,924,677
Basic and Diluted Earnings Per Common Share:
Net loss attributable to common shareholders per weighted average common share:
Continuing operations	$(0.14)	$(0.10)
Discontinued operations	(0.01)	(0.03)

Total—Basic and Diluted	$(0.15)	$(0.13)

Noncontrolling Interest of Common and Preferred Units in SLP

At March 31, 2010 and 2009 there were 158,161 and 1,235,806, respectively, of SLP common operating units outstanding held by the limited partners. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). In addition, the 51,035 and 177,786 shares of SLP preferred operating units held by the limited partners, as of March 31, 2010 and 2009, respectively, are antidilutive.

Preferred Stock of SHI

There were 803,270 shares of Series A Convertible Preferred Stock that remained outstanding at March 31, 2010 and 2009. The former convertible provision of the Series A Convertible Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, is antidilutive for the earnings per share computation for the three months ended March 31, 2010 and 2009. The conversion rights of the Series A Convertible Stock were cancelled as of February 20, 2009.

At March 31, 2010 and 2009 there were 332,500 shares of Series B preferred stock outstanding. There is no convertible provision for Series B, therefore, there is no dilutive effect on earnings per share.

Stock Options

The potential common shares represented by outstanding stock options for the three months ended March 31, 2010 and 2009 totaled 230,715 and 192,143, respectively, all of which are assumed to be purchased with proceeds from the exercise of stock options and are antidilutive.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Debt Financing

On January 28, 2010, we sold our Comfort Inn located in Dublin, VA (99 rooms) for approximately $2.75 million with a negligible gain. A portion of these funds were used to pay off the Company’s borrowings from Village Bank, with the remaining $1.7 million of funds used to reduce the revolving line of credit with Great Western Bank.

In January, 2010, the Company borrowed $0.8 million from First National Bank of Omaha. The note has a maturity date of February 1, 2011. The note bears interest at 4% over the one month LIBOR with a floor of 5%. The borrowings were used to fund operations.

In March, 2010, covenant modifications and other amendments were obtained for our credit facilities with Great Western Bank, General Electric Capital Corporation and Wells Fargo Bank. The maturity with Wells Fargo Bank was extended from May 12, 2010 to August 12, 2010. These changes were reflected in the notes to our financial statements included in our Form 10-K for year ended December 31, 2009.

We are required to comply with certain financial covenants for some of our lenders. As of March 31, 2010, the Company was in compliance with all financial covenants. As a result, we are not in default of any of our loans.

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

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the three months ended March 31, 2010 for share-based compensation related to employees and directors was $12,480.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Income Taxes

The components of the TRS income tax benefit, consisting of both continuing and discontinued operations, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Federal
Deferred	$929	$836
State & Local
Deferred	177	207

Total income tax benefit	$1,106	$1,043

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following difference (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
“Expected” Federal tax benefit at 34%	$1,033	$909
State income tax benefit, net of Federal income tax effect	122	137
Other expense, net	(49)	(3)

Total income tax benefit	$1,106	$1,043

The TRS has estimated its income tax benefit using a combined federal and state rate of 38%. As of March 31, 2010, TRS had a deferred tax asset of $3.7 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will begin to expire in 2022. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

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

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Noncontrolling Interest in Redeemable Preferred Units

At March 31, 2010, 51,035 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The redemption value for the Preferred OP Units is $0.5 million for March 31, 2010. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. The Preferred OP Units are convertible by the holders into Common operating units (“Common OP Units”) on a one-for-one basis or, pursuant to an extension agreement by the holders, may be redeemed for cash at the option of the holder at $10 per unit on October 24, 2010.

Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2010 their right to have units redeemed at $10 per unit. A total of 126,751 units were redeemed in October, 2009 at $10 each. The holders of the remaining 51,035 units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit. The remaining 51,035 units will continue to be carried outside of permanent equity at redemption value. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. Distributions to holders of Preferred OP Units have priority over distributions to holders of Common OP Units. There were no Preferred OP Units redeemed during the three months ending March 31, 2010.

Noncontrolling Interest Reconciliation of Common and Preferred Units

	Preferred Redeemable Noncontrolling Interest	Common Noncontrolling Interest	Total Noncontrolling Interest
Balance @ 12/31/09	511	408	919

Partner distribution	(14)	—	(14)
Noncontrolling interest expense	14	(21)	(7)

Balance @ 3/31/10	511	387	898

Equity Reconciliation of Parent and Noncontrolling Interest

	Preferred Shares at Par Value	Common Shares at Par Value	Additional Paid-in Capital	Distribution in Excess of Accumulated Earnings	Net Shareholders Equity	Noncontrolling interest in consolidated partnerships	Total Equity
Balance @ 12/31/09	8	220	120,153	(54,420)	65,961	408	66,369
Deferred compensation	—	—	12	—	12	—	12
Preferred dividends	—	—	—	(368)	(368)	—	(368)
Net loss	—	—	—	(3,010)	(3,010)	(21)	(3,031)

Balance @ 3/31/10	8	220	120,165	(57,798)	62,595	387	62,982

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Series B Redeemable Preferred Stock

At March 31, 2010 there were 332,500 shares of 10.0% Series B preferred stock outstanding. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share. Underwriting and other costs of the offering totaled approximately $0.6 million to the Company. The proceeds were used by the Company to pay an $8.5 million bridge loan with General Electric Capital Corporation.

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

The Series B preferred stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock). The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At March 31, 2010, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

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

Three Months Ended March 31, 2010 and 2009

(Unaudited)

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

Plaintiffs are seeking to recover for damages arising out of physical and mental injury, lost wages, pain and suffering, past and future medical expenses and punitive or exemplary damages. At this time, the company has settled two claims with authorization from the insurers and has recorded a liability for the amount of the claims and a receivable reflecting recoverability of the claim from the insurers.

The Company has not recorded a liability for the remaining unsettled claims as the amount of the loss contingency is not reasonably estimable. The Company will continue to evaluate the estimability of loss contingency amounts. The damages claimed by plaintiffs for the unsettled claims are in excess of $40 million. The company retains three tranches of commercial general liability insurance with aggregate limits of $51 million. There are no deductibles on two of the tranches; the third tranche has a deductible of ten thousand dollars. The company believes it has adequate coverage.

Subsequent Event

The Company has twenty hotels classified as held for sale after identifying two additional hotels to be classified as held for sale in April 2010.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Results for the three months ended March 31, 2010 are not necessarily indicative of results that may be attained in the future.

References to “we”, “our”, “us”, “Company”, and “Supertel Hospitality” refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make certain estimates and judgments that affect our financial position and results of operations. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of March 31, 2010 we owned 114 hotels in 23 states. Our hotels operate under several national and independent brands.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our significant events for the three months ended March 31, 2010 include:

•

On January 28, 2010, we sold our Comfort Inn located in Dublin, VA (99 rooms) for approximately $2.75 million with a negligible gain. A portion of these funds were used to pay off the Company’s borrowings from Village Bank, with the remaining $1.7 million of funds used to reduce the revolving line of credit with Great Western Bank.

•

In January, 2010, the Company borrowed $0.8 million from First National Bank of Omaha. The note has a maturity date of February 1, 2011. The note bears interest at 4% over the one month LIBOR with a floor of 5%. The borrowings were used to fund operations.

•

In March, 2010, covenant modifications and other amendments were obtained for our credit facilities with Great Western Bank, General Electric Capital Corporation and Wells Fargo Bank. The maturity with Wells Fargo Bank was extended from May 12, 2010 to August 12, 2010. These changes were reflected in the notes to our financial statements included in our Form 10-K for year ended December 31, 2009.

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

As of March 31, 2010, we owned 114 limited service hotels and one office building. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels Inc (Royco Hotels) and HLC Hotels Inc. (HLC). Royco Hotels is the manager of 102 of our hotels and HLC is the manager of 12 of our hotels.

Overview of Discontinued Operations

The condensed consolidated statements of operations for discontinued operations for the three months ended March 31, 2010 and 2009 include the results of operations for the 18 hotels classified as held for sale at March 31, 2010, as well as all properties that have been sold during 2010 and 2009 in accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations.

The assets held for sale at March 31, 2010 and 2009 are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of March 31, 2010 remain properly classified in accordance with ASC 205-20.

Where the carrying value of an asset held for sale exceeded the estimated fair value, net of selling costs, we reduced the carrying value and recorded an impairment charge. During the three months ended March 31, 2010, Level 3 inputs were used to determine an impairment loss of $120,000 for one hotel held for sale. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales.

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

General

The discussion that follows is based primarily on the consolidated financial statements of the three months ended March 31, 2010 and 2009, and should be read along with the consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s 114 and 122 hotels as of March 31, 2010 and 2009, respectively.

Results of Operations

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

Operating results are summarized as follows (in thousands):

	Three months ended March 31, 2010			Three months ended March 31, 2009			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$18,912	$2,810	$21,722	$19,979	$4,395	$24,374	$(1,067)
Hotel and property operations expenses	(15,973)	(2,649)	(18,622)	(15,875)	(3,984)	(19,859)	(98)
Interest expense	(2,601)	(454)	(3,055)	(2,524)	(599)	(3,123)	(77)
Depreciation and amortization expense	(3,042)	2	(3,040)	(3,124)	(593)	(3,717)	82
General and administrative expenses	(999)	—	(999)	(971)	—	(971)	(28)
Net loss on dispositions of assets	(18)	(18)	(36)	(26)	(34)	(60)	8
Other income	27	—	27	38	—	38	(11)
Impairment loss	—	(120)	(120)	—	(150)	(150)	—
Income tax benefit	863	243	1,106	781	262	1,043	82

Net loss	$(2,831)	$(186)	$(3,017)	$(1,722)	$(703)	$(2,425)	$(1,109)

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, decreased $1.1 million or 5.3%, which was primarily due to decreased average daily rate (“ADR”) resulting from unfavorable economic conditions. We refer to our entire portfolio as limited service hotels which we further describe as midscale without food and beverage hotels, economy hotels and extended stay hotels. The same store portfolio used for comparison of the first quarter of 2010 over the same period of 2009 consists of the 96 hotels in continuing operations that were owned by the Company as of January 1, 2009. Compared to the year ago period, ADR for the entire 96 same store hotel portfolio decreased 7.5% to $45.31 and RevPAR decreased 5.4% to $24.91. The occupancy for all same store hotels for the three months ended March 31, 2010 increased 2.4% from that of the year ago period. Our 29 same store midscale without food and beverage hotels reflected an ADR decrease of 6.6% to $61.75, an increase in occupancy of 2.1% and a revenue per available room (“RevPAR”) decrease of 4.8%

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

to $32.82 for the first quarter of 2010 over the same period of 2009. Our 59 same store economy hotels reflected an ADR decrease of 6.0% to $45.31, a 3.0% decrease in occupancy and a RevPAR decrease of 8.9% to $23.17 for the first quarter of 2010 over the same period of 2009. Occupancy for the eight same store extended stay properties rose 20.9% to 73.0%, and RevPAR was up 15.1% to $17.27. This was partially offset by an ADR decrease of 4.8% to $23.64.

During the first quarter of 2010, hotel and property operations expenses from continuing operations increased $0.1 million. Payroll related expenses, repairs and maintenance, and breakfast expenses were primarily responsible for the variance, and were partially offset by savings on marketing and advertising costs.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations rose slightly to $2.6 million for the quarter. The increase resulted from rate adjustments on the GE loans in addition to new financings, offset partially by loans paid off with property sales, general amortization reduction and refinancings with lower interest rates. Depreciation and amortization expense from continuing operations declined $0.1 million from the first quarter of 2009 to $3.0 million. The general and administrative expense for the 2010 first quarter remained flat compared to the prior period.

Impairment loss

For the first quarter of 2010, we recorded an impairment charge of $0.1 million on one hotel classified as held for sale. There was an impairment charge of $0.2 million against two hotels that were sold in the first quarter of 2009.

Dispositions

In the first quarter of 2010, we recognized a negligible gain on the disposition of assets related to the sale of a Comfort Inn in Dublin, Virginia. The prior period results also include the sale of a hotel with a minimal gain. The net losses on dispositions of assets, excluding the above-mentioned gains, are due primarily to normal operations.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from our taxable subsidiary, the TRS Lessee. Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax benefit is a result of TRS Lessee’s loss for the three months ended March 31, 2010. The income tax will vary based on the taxable earnings or loss of the TRS Lessee.

The income tax benefit from continuing operations was $0.9 million compared with a benefit of $0.8 million in the year ago period, due to an increased loss by the TRS Lessee.

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

Our business requires continued access to adequate capital to fund our liquidity needs. In 2009, the Company reviewed its entire portfolio, identified properties considered non-core and developed timetables for disposal of those assets deemed non-core. We focused on improving our liquidity through cash generating asset sales and disposition of assets that are not generating cash at levels consistent with our investment principles. In 2010, our foremost priorities are preserving and generating capital sufficient to fund our liquidity needs. Given the deterioration and uncertainty in the economy and financial markets, management believes that access to conventional sources of capital will be challenging and management has planned accordingly. We are also working to proactively address challenges to our short-term and long-term liquidity position. As of March 31, 2010 our revolver with Great Western Bank has an available balance of $2.5 million.

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

These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate cash from these sources, we may have liquidity-related capital shortfalls and will be exposed to default risks. While we believe that we will have adequate capital for our near - term uses, significant issues with access to the liquidity sources identified above could lead to our insolvency.

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was potential upside when hotel fundamentals return to stabilized levels. The 18 properties held for sale as of March 31, 2010 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

On January 28, 2010, the Company sold a Comfort Inn located in Dublin, Virginia, for approximately $2.75 million. These funds were used to pay off the Village Bank loan with the remaining $1.7 million used to reduce the revolving line of credit with Great Western Bank. With respect to the remainder of 2010, we are actively marketing the 18 properties held for sale as of March 31, 2010, which we anticipate will result in the elimination of $23.7 million of debt and generate an expected $4.0 million of proceeds for operations. We have continued to receive strong interest in our 18 held for sale properties. The marketing process has been affected by deteriorating economic conditions and we have experienced some decreases in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

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

The Company is required to meet various financial covenants required by its existing lenders. If the Company’s future financial performance fails to meet these financial covenants, then its lenders also have the ability to take control of its encumbered hotel assets. Defaults with lenders due to failure to repay or refinance debt when due or failure to comply with financial covenants could also result in defaults under our credit facilities with Great Western Bank and Wells Fargo Bank. Our Great Western Bank and Wells Fargo Bank credit facilities contain cross-default provisions which would allow Great Western Bank and Wells Fargo Bank to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements. The Company believes it has the ability to repay its indebtedness when due with cash generated from operations, sales of hotels, refinancings or the issuance of securities, while at the same time continuing to be a substantial owner of limited service and economy hotels. If the economic environment does not improve in 2010, the Company’s plans and actions may not be sufficient and could lead to possibly failing financial debt covenant requirements.

The Company’s credit facility with Wells Fargo Bank ($8.5 million balance at March 31, 2010), previously due in May 2010, has been extended to August 12, 2010. The company intends to refinance or repay the credit facility with Wells Fargo Bank using other financing, funds from operations or proceeds from the sale of hotels.

The Company did not declare a common stock dividend for the three months ended March 31, 2010. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy. The Company intends to continue to meet its dividend requirements to retain its REIT status.

Financing

At March 31, 2010, the Company had long-term debt of $163.9 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 4.6 years and a weighted average interest rate of 6.1% The weighted average fixed rate was 6.8%, and the weighted average variable rate was 4.5%. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt held on properties in continuing operations is classified as held for use. Aggregate annual principal payments for the remainder of 2010 and thereafter are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2010	$23,742	$12,380	$36,122
2011	—	19,063	19,063
2012	—	59,545	59,545
2013	—	3,641	3,641
2014	—	4,380	4,380
Thereafter	—	64,918	64,918

	$23,742	$163,927	$187,669

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Of the remaining maturities associated with assets held for use in 2010, approximately $3.4 million consist of principal amortization on mortgage loans, which we expect to fund through cash flows from operations and the sale of hotels. The remaining maturities associated with assets held for use in 2010 consist of:

•	a $7.1 million balance on the credit facility with Wells Fargo Bank; and

•	a $1.9 million note payable to Elkhorn Valley Bank.

We are required to comply with financial covenants for certain of our loan agreements. As of March 31, 2010, we were in compliance with the financial covenants. As a result, we are not in default of any of our loans.

Our credit facilities with Great Western Bank were amended on March 29, 2010 to require maintenance of (a) a consolidated debt service coverage ratio of at least 1.05 to 1, tested quarterly, through June 30, 2011 and 1.50 to 1, tested quarterly, from July 1, 2011 through the maturity of the credit facilities, (b) a loan-specific debt service coverage ratio of 1.20 to 1, tested quarterly, through June 30, 2011 and 1.50 to 1, tested quarterly, from July 1, 2011 through the maturity of the credit facilities and (c) consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, through the maturity of the credit facilities.

The Great Western Bank amendment also: (a) modified the borrowing base so that the loans available to the Company may not exceed the lesser of (i) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (ii) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20 to 1 through June 30, 2011 and 1.50 to 1 from July 1, 2011 through the maturity of the credit facilities; (b) increased the interest rate on the revolving credit portion of the credit facilities from prime (subject to a 4.50% floor rate) to 5.50% from March 29, 2010 through June 30, 2011 and prime (subject to a 5.50% floor rate) from July 1, 2011 through the maturity of the credit facilities; and (c) gave Great Western Bank the option to increase the interest rates of the credit facilities up to 4.00% any time after June 30, 2011.

Our credit facility with Wells Fargo Bank was amended on March 31, 2010 to require maintenance of a consolidated loan to value ratio that does not exceed 77.5% and a minimum tangible net worth of not less than $70 million, in each case, through the maturity of the credit facility. The amendment also reduced our quarterly minimum consolidated fixed charge coverage ratio covenant (based on a rolling twelve month period) through the maturity of the credit facility from: 0.90 to 1 after preferred dividends and 1.00 to 1 before preferred dividends; to 0.75 to 1 after preferred dividends and 0.80 to 1 before preferred dividends. The credit facility with Wells Fargo Bank was also amended on March 31, 2010 to extend the maturity date from May 12, 2010 to August 12, 2010, require a $200,000 principal payment on March 31, 2010 and require a $100,000 principal payment on April 30, 2010.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

On March 25, 2010, our credit facilities with General Electric Capital Corporation were amended to require us to maintain $3.9 million of total adjusted EBITDA (based on a rolling twelve month period), tested quarterly, with respect to our GE-encumbered properties through 2011, in lieu of maintenance of minimum fixed charge coverage ratios (FCCRs). This required minimum level of total adjusted EBITDA will be reduced by the pro rata percentage of total adjusted EBITDA attributable to any GE-encumbered properties that are sold, if certain conditions are satisfied. Commencing in 2012 and continuing for the term of the loans, we are required to maintain, with respect to our GE-encumbered properties, a before dividend FCCR (based on a rolling twelve month period) of 1.3 to 1 and after dividend FCCR (based on a rolling twelve month period) of 1.0 to 1.

The GE amendment also: (a) reduced our consolidated debt service coverage ratio covenant (based on a rolling twelve month period) from 1.5 to 1 each quarter for the term of the loans to 1.05 to 1 each quarter through 2011 and 1.5 to 1 each quarter thereafter for the term of the loans; (b) deferred prepayment fees with respect to prepayments required as a result of the sale of any of our Masters Inn hotels until January 1, 2012; and (c) implemented a quarterly cash flow sweep, equal to the amount by which our consolidated debt service coverage ratio exceeds 1.75 to 1, to pay deferred prepayment fees. In connection with previous amendments and waivers, the interest rates of the loans under our credit facilities with GE have increased by 1.5%. If our FCCR with respect to our GE-encumbered properties equals or exceeds 1.3 to 1 before dividends and 1.0 to 1 after dividends for two consecutive quarters, the cumulative 1.5% increase in the interest rate of the loans will be eliminated.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

A summary of the Company’s long term debt as of March 31, 2010 is as follows (in thousands):

	Balance	Interest Rate	Maturity
Fixed Rate Debt
Lender
Elkhorn Valley Bank Revolver	$1,950	6.75%	10/2010
First National Bank	840	5.00%	2/2011
Great Western Bank	13,508	5.50%	12/2011
Great Western Bank	9,766	5.50%	5/2012
Greenwich Capital Financial Products	32,063	7.50%	12/2012
Elkhorn Valley Bank	929	6.50%	4/2014
Citigroup Global Markets Realty Corp	13,614	5.97%	11/2015
GE Capital	33,593	7.17%	9/2016 - 3/2017
GE Capital	22,312	7.69%	6/2017
Wachovia Bank	9,754	7.38%	3/2020

Total Fixed Rate Debt	$138,329

Variable Rate Debt

Lender
Wells Fargo	8,489	4.00%	8/2010
Great Western Bank	17,487	5.50%	2/2012
GE Capital	20,896	3.75%	2/2018
GE Capital	2,468	4.31%	2/2018

Total Variable Rate Debt	$49,340

Subtotal debt	187,669

Less: debt associated with hotel properties held for sale	23,742

Total Long-Term Debt	$163,927

On January 28, 2010, we sold our Comfort Inn located in Dublin, VA (99 rooms) for approximately $2.75 million with a negligible gain. A portion of these funds were used to pay off the Company’s borrowings from Village Bank, with the remaining $1.7 million of funds used to reduce the revolving line of credit with Great Western Bank.

In January, 2010, the Company borrowed $0.8 million from First National Bank of Omaha. The note has a maturity date of February 1, 2011. The note bears interest at 4% over the one month LIBOR with a floor of 5%. The borrowings were used to fund operations.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Redemption of Noncontrolling Preferred and Common Operating Partnership Units

At March 31, 2010, Supertel Limited Partnership had 51,035 preferred operating units outstanding. The preferred units are convertible into common operating partnership units of the partnership on a one-for-one basis, additionally the holders have the right to require the Company to redeem the preferred units at $10 each on October 24, 2010. The Company expects to fund any cash redemptions from the sources of liquidity discussed above.

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$204,738	$19,782	$94,952	$16,429	$73,575
Land leases	5,126	53	143	148	4,782

Total contractual obligations	$209,864	$19,835	$95,095	$16,577	$78,357

The column titled Less than 1 Year represents payments due for the balance of 2010.

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

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of March 31, 2010, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $163.9 million and $167.4 million, respectively. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $164.5 million and $168.1 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

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

Funds from Operations

The Company’s funds from operations (“FFO”) for the three months ended March 31, 2010 was $(0.3) million, representing a decrease of $1.4 million from FFO reported for the three months ended March 31, 2009. FFO is reconciled to net loss as follows (in thousands):

	Three months ended March 31,
	2010	2009
Net loss attributable to common shareholders	$(3,378)	$(2,707)
Depreciation and amortization	3,040	3,717
Net loss on disposition of real estate assets	36	60

FFO available to common shareholders	$(302)	$1,070

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

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy, by region, for the three months ended March 31, 2010 and 2009, respectively. The comparisons of same store operations (excluding Held For Sale hotels) are for 96 hotels owned as of January 1, 2009.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSIONAND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

		Three months ended March 31, 2010				Three months ended March 31, 2009
Same Store Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$25.58	56.5%	$45.30	214	$26.73	55.8%	$47.89
West North Central	2,670	22.56	49.7%	45.35	2,670	24.73	53.2%	46.48
East North Central	1,081	28.02	49.2%	56.97	1,081	30.55	51.5%	59.37
Middle Atlantic/New England	142	27.66	46.9%	59.02	142	31.40	50.7%	61.94
South Atlantic	2,772	24.37	61.9%	39.38	2,772	25.00	55.6%	44.93
East South Central	822	26.97	47.9%	56.24	822	29.68	51.1%	58.04
West South Central	456	29.77	72.0%	41.33	456	25.86	55.3%	46.72

Total Same Store	8,157	$24.91	55.0%	$45.31	8,157	$26.32	53.7%	$48.99

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Alabama, Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended March 31, 2010 and 2009, were as follows:

		Three months ended March 31, 2010				Three months ended March 31, 2009
Same Store Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B**
Comfort Inn/ Comfort Suites	1,669	$31.10	51.1%	$60.90	1,669	$32.80	49.1%	$66.74
Hampton Inn	135	42.95	60.1%	71.44	135	42.13	54.7%	77.04
Holiday Inn Express	125	38.69	59.7%	64.77	125	44.29	65.8%	67.31
Other Midscale (1)	291	35.46	59.0%	60.07	291	36.23	62.3%	58.17

Total Midscale w/o F&B**	2,220	32.82	53.2%	61.75	2,220	34.47	52.1%	66.10

Economy
Days Inn	1,146	25.28	55.7%	45.35	1,146	24.86	47.7%	52.15
Super 8	3,308	21.99	49.7%	44.26	3,308	24.86	54.4%	45.74
Other Economy (2)	258	29.02	49.6%	58.54	258	35.21	54.4%	64.67

Total Economy	4,712	23.17	51.1%	45.31	4,712	25.43	52.7%	48.22

Total Midscale/Economy	6,932	26.26	51.8%	50.71	6,932	28.32	52.5%	53.90

Extended Stay (3)	1,225	17.27	73.0%	23.64	1,225	15.00	60.4%	24.82

Total Same Store	8,157	$24.91	55.0%	$45.31	8,157	$26.32	53.7%	$48.99

1 Includes Ramada Limited, Baymont Inn and Sleep Inn brands
2 Includes Guesthouse Inn and independent hotels
3 Includes Savannah Suites and Tara Inn
** “w/o F&B” indicates without food and beverage

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk exposure subsequent to December 31, 2009.

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

Part II. OTHER INFORMATION:

Item 1.	Legal Proceedings

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

Plaintiffs are seeking to recover for damages arising out of physical and mental injury, lost wages, pain and suffering, past and future medical expenses and punitive or exemplary damages. At this time, the company has settled two claims with authorization from the insurers and has recorded a liability for the amount of the claims and a receivable reflecting recoverability of the claim from the insurers.

The Company has not recorded a liability for the remaining unsettled claims as the amount of the loss contingency is not reasonably estimable. The Company will continue to evaluate the estimability of loss contingency amounts. The damages claimed by plaintiffs for the unsettled claims are in excess of $40 million. The company retains three tranches of commercial general liability insurance with aggregate limits of $51 million. There are no deductibles on two of the tranches; the third tranche has a deductible of ten thousand dollars. The company believes it has adequate coverage.

Part II. OTHER INFORMATION, CONTINUED:

Item 5.	Other Information

Summary Financial Data

The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the consolidated statements of operations and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(In thousands, except per share and statistical data)

	Three months ended March 31,
	2010	2009
Loss from continuing operations before income taxes	$(3,694)	$(2,503)

Net loss available to common shareholders	$(3,378)	$(2,707)

Earnings per share from continuing operations - basic	$(0.14)	$(0.10)

Earnings per share from discontinued operations - basic	$(0.01)	$(0.03)

Earnings per share - basic	$(0.15)	$(0.13)

Earnings per share - diluted	$(0.15)	$(0.13)

Adjusted EBITDA (1)	$1,972	$3,372

FFO attributable to common shareholders (2)	$(302)	$1,070

FFO per share - basic	(0.01)	0.05

FFO per share - diluted	(0.01)	0.05

Net cash flow:
Provided by operating activities	$90	$1,955
Provided by investing activities	$2,139	$360
Used in financing activities	$(2,237)	$(2,121)

Weighted average number of shares outstanding for:
calculation of earnings per share - basic	22,002	20,925

calculation of earnings per share - diluted	22,002	20,925

Weighted average number of shares outstanding for:
calculation of FFO per share - basic	22,002	20,925

calculation of FFO per share - diluted	22,002	20,925

Part II. OTHER INFORMATION, CONTINUED:

Item 5.	Other Information, continued:

(In thousands, except per share and statistical data)

	Three months ended March 31,
	2010	2009
RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA
Net loss attributable to common shareholders	$(3,378)	$(2,707)
Interest, including disc ops	3,055	3,123
Income tax benefit, including disc ops	(1,106)	(1,043)
Depreciation and amortization, including disc ops	3,040	3,717

EBITDA	1,611	3,090
Noncontrolling interest	(7)	(87)
Preferred stock dividends	368	369

Adjusted EBITDA (1)	$1,972	$3,372

RECONCILIATION OF NET LOSS TO FFO
Net loss attributable to common shareholders	$(3,378)	$(2,707)
Depreciation and amortization	3,040	3,717
Net loss on disposition of assets	36	60

FFO available to common shareholders (2)	$(302)	$1,070

ADDITIONAL INFORMATION
Average Daily Rate	$45.31	$48.99
Revenue Per Available Room	$24.91	$26.32
Occupancy	55.0%	53.7%

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though Adjusted EBITDA also does not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we also add back preferred stock dividends and noncontrolling interests, which are cash charges.

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

Part II. OTHER INFORMATION, CONTINUED:

Item 5.	Other Information, continued:

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

Part II. OTHER INFORMATION, CONTINUED:

Item 6.	Exhibits

Exhibit No.	Description

10.1	Second Amendment to Amended and Restated Loan Agreement dated as of March 29, 2010 by and between Supertel Hospitality, Inc. and Great Western Bank.

10.2	Loan Modification Agreement dated as of March 25, 2010 by and between General Electric Capital Corporation, Supertel Limited Partnership, SPPR-South Bend, LLC, Supertel Hospitality REIT Trust and Supertel Hospitality, Inc.

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

Supertel Hospitality, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ KELLY A. WALTERS
Kelly A. Walters
President and Chief Executive Officer

Dated this 6th day of May, 2010

By:	/s/ CORRINE L. SCARPELLO
Corrine L. Scarpello
Chief Financial Officer and Secretary

Dated this 6th day of May, 2010

Supertel Hospitality, Inc., and Subsidiaries

Exhibits

Exhibit No.	Description

10.1	Second Amendment to Amended and Restated Loan Agreement dated as of March 29, 2010 by and between Supertel Hospitality, Inc. and Great Western Bank.

10.2	Loan Modification Agreement dated as of March 25, 2010 by and between General Electric Capital Corporation, Supertel Limited Partnership, SPPR-South Bend, LLC, Supertel Hospitality REIT Trust and Supertel Hospitality, Inc.

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer