Form 10-Q
period 2010-06-30
SUPERTEL HOSPITALITY INC
filed 2010-08-12
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34087

SUPERTEL HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Act).     YES  ☐    NO  ☒

As of July 26, 2010, there were 22,869,485 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments in hotel properties	$314,196	$315,732
Less accumulated depreciation	89,128	83,806

	225,068	231,926

Cash and cash equivalents	564	428
Accounts receivable, net of allowance for doubtful accounts of $84 and $95	2,246	2,043
Prepaid expenses and other assets	7,898	4,779
Deferred financing costs, net	1,161	1,414
Investment in hotel properties, held for sale, net	27,250	33,805

	$264,187	$274,395

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$14,351	$10,340
Debt related to hotel properties held for sale	26,051	27,797
Long-term debt	155,272	161,716

	195,674	199,853

Redeemable noncontrolling interest in consolidated partnership, at redemption value	511	511
Redeemable preferred stock
Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662
EQUITY
Shareholders’ equity
Preferred stock, 40,000,000 shares authorized;
Series A, 2,500,000 shares authorized, $.01 par value, 803, 270 shares outstanding, liquidation preference of $8,033	8	8
Common stock, $.01 par value, 100,000,000 shares authorized;
22,869,485 and 22,002,322 shares outstanding.	229	220
Common stock warrants	252	—
Additional paid-in capital	121,320	120,153
Distributions in excess of retained earnings	(61,831)	(54,420)

Total shareholders’ equity	59,978	65,961
Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $221 and $237	362	408

Total equity	60,340	66,369

COMMITMENTS AND CONTINGENCIES
	$264,187	$274,395

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Room rentals and other hotel services	$24,682	$23,939	$43,313	$43,566

EXPENSES
Hotel and property operations	18,062	16,779	33,774	32,380
Depreciation and amortization	3,012	3,093	6,026	6,189
General and administrative	800	1,047	1,799	2,018

	21,874	20,919	41,599	40,587

EARNINGS BEFORE NET LOSS ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE AND INCOME TAXES	2,808	3,020	1,714	2,979

Net loss on dispositions of assets	(24)	(26)	(42)	(53)
Other income	35	34	61	72
Interest expense	(2,578)	(2,616)	(5,144)	(5,111)
Impairment	(2,147)	—	(2,147)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,906)	412	(5,558)	(2,113)

Income tax (expense) benefit	(18)	(31)	821	742

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,924)	381	(4,737)	(1,371)

Gain (loss) from discontinued operations, net of tax	(1,751)	962	(1,955)	289

NET INCOME (LOSS)	(3,675)	1,343	(6,692)	(1,082)

Noncontrolling interest	11	(69)	18	17

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	(3,664)	1,274	(6,674)	(1,065)

Preferred stock dividends	(369)	(369)	(737)	(737)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,033)	$905	$(7,411)	$(1,802)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations	$(0.10)	$—	$(0.24)	$(0.10)
EPS from discontinued operations	(0.08)	0.04	(0.09)	0.02

EPS Basic and Diluted	$(0.18)	$0.04	$(0.33)	$(0.08)

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,692)	$(1,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,052	7,311
Amortization of intangible assets and deferred financing costs	269	264
Gain on dispositions of assets	(467)	(964)
Amortization of stock option expense	25	—
Provision for impairment loss	4,716	150
Deferred income taxes	(1,168)	(1,057)
Changes in operating assets and liabilities:
Increase in assets	(2,157)	(957)
Increase in liabilities	4,016	2,015

Net cash provided by operating activities	4,594	5,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(1,510)	(1,548)
Proceeds from sale of hotel assets	4,620	3,603

Net cash provided by investing activities	3,110	2,055

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(16)	(178)
Principal payments on long-term debt	(10,480)	(16,360)
Proceeds from long-term debt, net	2,290	11,449
Distributions to noncontrolling interest	(28)	(197)
Common stock offering	1,403	—
Dividends paid to common shareholders	—	(1,674)
Dividends paid to preferred shareholders	(737)	(737)

Net cash used in financing activities	(7,568)	(7,697)

Increase in cash and cash equivalents	136	38
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	428	712

CASH AND CASH EQUIVALENTS, END OF PERIOD	$564	$750

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$5,924	$6,200

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared preferred	$737	$737

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 102 properties with the exception of furniture, fixtures and equipment on 77 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in Supertel Limited Partnership and at June 30, 2010 owned approximately 99% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At June 30, 2010, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC.

As of June 30, 2010, the Company owned 112 limited service hotels and one office building. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels, Inc (“Royco Hotels”), and HLC Hotels Inc. (“HLC”).

The hotel management agreement, as amended, between TRS Lessee and Royco Hotels, the manager of 100 of the Company’s hotels, provides for Royco Hotels to operate and manage the hotels through December 31, 2011, with extension to December 31, 2016 upon achievement of average annual net operating income of at least 10% of the Company’s investment in the hotels. Under the agreement, Royco Hotels receives a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increase above thresholds that range from up to $75 million to over $100 million, and an annual incentive fee of 10% of up to the first $1 million of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1 million.

Supertel Limited Partnership owns 12 hotels which are operated under the Masters Inn name. TRS, the lessee of the hotels, entered into a management agreement with HLC, an affiliate of the sellers of the 12 hotels. The management agreement, as amended, provides for HLC to operate and manage the hotels through December 31, 2011 and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

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

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of June 30, 2010, the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

Fair Value Measurements

We currently do not have any financial instruments that must be measured on a recurring basis under ASC 820-10: however, we apply the fair value provisions of ASC 820-10-35 Fair Value Measurements and Disclosures – Overall – Subsequent Measurement, to our nonfinancial assets which include our held for sale and held for use hotels. We measure these assets using inputs from Level 3 of the fair value hierarchy.

During the three months ending March 31, 2010 and June 30, 2010, Level 3 inputs were used to determine an impairment loss of $120,000 on one held for sale hotel and $2.4 million on 12 held for sale hotels respectively. An impairment loss of $2.1 million was also recorded on one held for use hotel during the second quarter of 2010. During the three months ended March 31, 2009, Level 3 inputs were also used to determine an impairment loss of $150,000 for two hotels that were held for sale. When the two properties were sold in the third quarter of 2009, approximately $67,000 of the impairment loss was recovered. There was no impairment recorded in the second quarter of 2009. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2010, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $155.3 million and $159.6 million, respectively. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

sale, was $161.7 million and $165.2 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Hotel Properties Held for Sale and Sold, and Discontinued Operations

At June 30, 2010 the Company had 18 hotels identified that it intends to sell and that meet the Company’s criteria to be classified as held for sale. Twelve of the 18 held for sale hotels had an aggregate impairment loss of $2.4 million recognized during the three months ended June 30, 2010. Ten of the 12 hotels had previously recorded impairment losses in December of 2009 of $10.7 million; however, due to the continued decline in their markets, additional impairment was recognized to reflect the assets’ decreased fair value. For the first three months of 2010 and 2009, respectively, an impairment loss of $120,000 was recognized on one held for sale hotel, and impairment of $150,000 was recorded on two hotels which were sold in the third quarter of 2009. At the time of the sale, $67,000 of impairment was recovered. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations. The operating results of the hotels held for sale and sold are included in discontinued operations and are summarized below. The operating results for the three months ended June 30, 2010 include 18 hotels held for sale and two hotels that were sold. The operating results for the three months ended June 30, 2009 include 18 hotels held for sale, three hotels that were sold in 2010, and seven hotels that were sold in 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$3,638	$5,307	$6,730	$10,054
Hotel and property operations expenses	(3,027)	(4,273)	(5,937)	(8,531)
Interest expense	(497)	(667)	(986)	(1,295)
Depreciation expense	—	(501)	(26)	(1,122)
Net gain on disposition of assets	527	1,050	509	1,017
General and administrative expense	(23)	—	(23)	—
Impairment loss	(2,449)	—	(2,569)	(150)
Income tax benefit	80	46	347	316

	$(1,751)	$962	$(1,955)	$289

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2010 and 2009

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

(in thousands, except share data)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic and Diluted Earnings per Share Calculation:
Numerator:
Net income (loss) attributable to common shareholders:
Continuing operations	$(2,293)	$(36)	$(5,468)	$(2,074)
Discontinued operations	(1,740)	941	(1,943)	272

Net income (loss) attributable to common shareholders - total	$(4,033)	$905	$(7,411)	$(1,802)
Denominator:
Weighted average number of common shares - basic and diluted	22,412,474	21,812,062	22,208,531	21,370,821
Basic and Diluted Earnings Per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share:
Continuing operations	$(0.10)	$—	$(0.24)	$(0.10)
Discontinued operations	(0.08)	0.04	(0.09)	0.02

Total - Basic and Diluted	$(0.18)	$0.04	$(0.33)	$(0.08)

Noncontrolling Interest of Common and Preferred Units in SLP

At June 30, 2010 and 2009 there were 158,161 and 280,466, respectively, of SLP common operating units outstanding held by the limited partners. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). In addition, the 51,035 and 177,786 shares of SLP preferred operating units held by the limited partners, as of June 30, 2010 and 2009, respectively, are antidilutive.

Preferred Stock of SHI

There were 803,270 shares of Series A Preferred Stock that remained outstanding at June 30, 2010 and 2009. The Series A is no longer convertible, and there is no dilutive effect on earnings per share.

At June 30, 2010 and 2009 there were 332,500 shares of Series B preferred stock outstanding. There is no convertible provision for Series B, therefore, there is no dilutive effect on earnings per share.

Stock Options

The potential common shares represented by outstanding stock options for the three and six months ended June 30, 2010 and 2009 totaled 166,786 and 192,143, respectively, all of which are antidilutive.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

Warrants

There were 299,403 warrants issued in a private placement to accredited investors on May 10, 2010. Each warrant allows the holder to purchase a share of common stock at $2.50 per share. The warrants will expire on May 10, 2013. The exercise price of the warrants exceeds the market price of the common stock and as a result is antidilutive and excluded from the computation of diluted earnings per share.

Debt Financing

In January 2010, we sold our Comfort Inn located in Dublin, VA (99 rooms) for approximately $2.75 million with a negligible gain. A portion of these funds were used to pay off the Company’s borrowings from Village Bank, with the remaining $1.7 million of funds used to reduce the revolving line of credit with Great Western Bank.

In January 2010, the Company borrowed $0.8 million from First National Bank of Omaha. The note has a maturity date of February 1, 2011. The note bears interest at 4% over the one month LIBOR with a floor of 5%. The borrowings were used to fund operations.

In March 2010, covenant modifications and other amendments were obtained for our credit facilities with Great Western Bank, General Electric Capital Corporation and Wells Fargo Bank. These changes were reflected in the notes to our financial statements included in our Form 10-K for year ended December 31, 2009.

In June 2010, we sold our Super 8 in Kingdom City, MO (60 rooms) for approximately $1.2 million, with a $0.5 million gain. The funds were used to reduce the balance of our revolving line of credit with Great Western Bank.

In June 2010, we sold our Masters Inn in Cave City, KY (97 rooms) for approximately $0.8 million, with a nominal net gain. The funds were used to reduce the balance of our revolving line of credit with Great Western Bank.

In June 2010, we paid off the $1.95 million note from Elkhorn Valley Bank, using funds from the revolving line of credit with Great Western Bank.

We are required to comply with financial covenants for certain of our loan agreements. As of June 30, 2010, we were either in compliance with the financial covenants or obtained waivers for non-compliance (as discussed below). As a result, we are not in default of any of our loans.

The key financial covenants for certain of our loan agreements and compliance calculations as of June 30, 2010 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement):

Great Western Bank Covenants	June 30, 2010 Requirement	June 30, 2010 Calculation
Consolidated debt service coverage ratio	≥1.05:1	1.20:1
Loan-specific debt service coverage ratio	≥1.20:1	1.201:1

The Great Western Bank credit facilities also require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, and that we not pay dividends in excess of 75% of our funds from operations per year. The debt service coverage ratios for the credit facilities increase to 1.50:1 on July 1, 2011 through the maturity of the credit facilities. The loans available to us under the credit facilities may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20:1 through June 30, 2011 and 1.50:1 from July 1, 2011 through the maturity of the credit facilities. In addition, the interest rate on the revolving credit portion of the credit facilities is 5.50% from March 29, 2010 through June 30, 2011 and prime (subject to a 5.50% floor rate) from July 1, 2011 through the maturity of the credit facilities. Great Western Bank has the option to increase the interest rates of the credit facilities up to 4.00% any time after June 30, 2011.

Wells Fargo Bank Covenants	June 30, 2010 Requirement	June 30, 2010 Calculation
Consolidated loan to value ratio	≤77.5%	80.0%
Consolidated tangible net worth	>$70 million	$68.5 million
Consolidated fixed charge coverage ratio	≥0.75:1 after preferred dividends	0.905:1
	≥0.80:1 before preferred dividends	0.980:1

Our credit facility with Wells Fargo Bank requires us to maintain a consolidated loan to value ratio (based on a rolling twelve month period) that does not exceed 77.5%, tested quarterly. As of June 30, 2010, this ratio, as calculated pursuant to the loan agreement, was 80.0%. The credit facility also requires us to maintain a minimum tangible net worth which exceeds $70 million, tested quarterly. As of June 30, 2010, our tangible net worth, as calculated pursuant to the loan agreement, was $68.5 million. The Company received a waiver for non-compliance with both of these covenants. In connection with the waiver, the credit facility was amended on August 12, 2010 to require maintenance of a consolidated loan to value ratio that does not exceed 85% and a minimum tangible net worth which exceeds $65 million, in each case, through the maturity of the credit facility. The amendment also: (a) extended the maturity date from August 12, 2010 to March 12, 2011; (b) required a $1.8 million principal payment (which we funded from the revolving line of credit with Great Western Bank) in exchange for a release of the deeds of trust securing the Super 8 and Supertel Inn hotels located in Neosho, Missouri; and (c) increased the interest rate from LIBOR plus 3.5% (subject to a 4.0% floor) to LIBOR plus 5.0% (subject to a 5.5% floor).

GE Covenants	June 30, 2010 Requirement	June 30, 2010 Calculation
Loan-specific total adjusted EBITDA	≥$3.9 million	$5.3 million
Consolidated debt service coverage ratio	≥1.05:1	1.33:1

Our credit facilities with General Electric Capital Corporation require that, commencing in 2012 and continuing for the term of the loans, we maintain, with respect to our GE-encumbered properties, a before dividend fixed charge coverage ratio (FCCR) (based on a rolling twelve month period) of 1.30:1 and after dividend FCCR (based on a rolling twelve month period) of 1.00:1. The consolidated debt service coverage ratio for the GE credit facilities increases to 1.50:1 in 2012 through the term of the loans. In connection with previous amendments and waivers, the interest rates of the loans under our credit facilities with GE have increased by 1.5%. If our FCCR with respect to our GE-encumbered properties equals or exceeds 1.30:1 before dividends and 1.00:1 after dividends for two consecutive quarters, the cumulative 1.5% increase in the interest rate of the loans will be eliminated.

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

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

Plan. The amendment increases the maximum number of shares reserved for issuance under the plan from 200,000 to 300,000 and changes the definition of fair market value to mean the closing price of Supertel common stock with respect to future awards under the plan.

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the six months ended June 30, 2010 and 2009 for share-based compensation related to employees and directors was $24,960 and $0, respectively.

Impairment Losses

In accordance with FASB ASC 360-10-35 Property Plant and Equipment – Overall – Subsequent Measurement, the Company analyzes its assets for impairment when events or circumstances occur that indicate the carrying amount may not be recoverable. As part of this process, the Company utilizes a two-step analysis to determine whether a trigger event (within the meaning of ASC 360-10-35) has occurred with respect to cash flow of, or a significant adverse change in business climate for, its hotel properties. Quarterly and annually the Company reviews all of its hotels to determine any property whose cash flow or operating performance significantly underperformed from budget or prior year, which the Company has set as a shortfall against budget or prior year as 15% or greater. For an in depth discussion of the impairment process, see “Impairment Losses” at Note 5 in the December 31, 2009 10K.

Each quarter we apply a second analysis on those properties identified in the 15% change analysis. The analysis estimated the expected future cash flows to identify any property whose carrying amount potentially exceeded the recoverable value. In performing this analysis, the Company made the following assumptions:

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

A trigger event, as described in ASC 360-10-35, occurred for one hotel property in which the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. The property was then tested to determine if the carrying amount was recoverable. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment – Overall – Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability, the Company uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition. In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotel were determined by management, based on discussions with our asset management group and our third party management companies. The expected revenues were decreased over the prior quarter analysis to reflect the deteriorating market. The property was then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment – Overall – Implementation. In this analysis, the Company completed a detailed review of the hotel’s market conditions and future prospects,

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

which incorporated specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold.

To determine the amount of impairment on the property identified above, in accordance with FASB ASC 360-10-55, the Company calculated the excess of the carrying value of the property in comparison to its fair market value as of June 30, 2010. Based on this calculation, the Company determined total impairment of $2.1 million existed as of June 30, 2010 on the held for use asset previously noted. Fair market value was determined by multiplying trailing 12 months’ revenue for the property by a revenue multiplier that was determined based on the Company’s experience with hotel sales in the current year as well as available industry information. As the fair market value of the property impaired for the quarter ending June 30, 2010 was determined in part by management estimates, a reasonable possibility exists that future changes to inputs and assumptions could affect the accuracy of management’s estimates and such future changes could lead to further possible impairment in the future.

Income Taxes

The TRS income tax expense from continuing operations for the three months ended June 30, 2010 and 2009 was $18,000 and $31,000, respectively. The TRS income tax benefit from continuing operations from the six months ended June 30, 2010 and 2009 was $0.8 million and $0.7 million, respectively. The TRS has estimated its income tax (expense) benefit using a combined federal and state rate of 38%. As of June 30, 2010, TRS had a deferred tax asset of $3.7 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will begin to expire in 2022. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2010 and 2009

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

Noncontrolling Interest in Redeemable Preferred Units

At June 30, 2010, 51,035 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The redemption value for the Preferred OP Units is $0.5 million for June 30, 2010. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. The Preferred OP Units are convertible by the holders into Common operating units (“Common OP Units”) on a one-for-one basis or, pursuant to an extension agreement by the holders, may be redeemed for cash at the option of the holder at $10 per unit on October 24, 2010.

Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2010 their right to have units redeemed at $10 per unit. A total of 126,751 units were redeemed in October, 2009 at $10 each. The holders of the remaining 51,035 units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit. The remaining 51,035 units will continue to be carried outside of permanent equity at redemption value. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. Distributions to holders of Preferred OP Units have priority over distributions to holders of Common OP Units. There were no Preferred OP Units redeemed during the three months ending June 30, 2010.

Noncontrolling Interest Reconciliation of Common and Preferred Units

(in thousands)	Preferred Redeemable Noncontrolling Interest	Common Noncontrolling Interest	Total Noncontrolling Interest
Balance @ 3/31/10	$511	$387	$898

Partner distribution	(14)	—	(14)
Noncontrolling interest	14	(25)	(11)

Balance @ 6/30/10	$511	$362	$873

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

Equity Reconciliation of Parent and Noncontrolling Interest

(in thousands)	Preferred Shares Par Value	Common Stock Warrants	Common Shares Par Value	Additional Paid-in Capital	Distribution in Excess of Accumulated Earnings	Net Shareholders Equity	Noncontrolling Interest in Consolidated Partnerships	Total Equity
Balance @3/31/10	$8	$—	$220	$120,165	$(57,798)	$62,595	$387	$62,982

Deferred compensation	—	—	—	13	—	13	—	13
Common stock offerings	—	252	9	1,142	—	1,403	—	1,403
Preferred dividends	—	—	—	—	(369)	(369)	—	(369)
Net loss	—	—	—	—	(3,664)	(3,664)	(25)	(3,689)

Balance @6/30/10	$8	$252	$229	$121,320	$(61,831)	$59,978	$362	$60,340

Series B Redeemable Preferred Stock

At June 30, 2010 there were 332,500 shares of 10.0% Series B preferred stock outstanding. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

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

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At June 30, 2010, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Common Stock and Warrants

On March 26, 2010, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC. Pursuant to the SEDA, YA Global has agreed to purchase up to $10.0 million (which may be increased to $20.0 million upon written notice from the Company to YA Global prior to March 26, 2011) (the “Commitment Amount”) of newly issued Company common stock, par value $0.01 per share (“Common Stock”), if notified to do so by the Company in accordance with the terms and conditions of the SEDA. Unless terminated earlier, the SEDA will automatically terminate on the earlier of April 1, 2012 or the date on which the aggregate purchases by YA Global under the SEDA total the Commitment Amount. The amount of Common Stock issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 4,400,464 shares of Common Stock, which is less than 20% of the aggregate number of outstanding shares of Common Stock. The Common Stock is sold pursuant to the Company’s registration statement on Form S-3 (333-147310). The Company sold 268,360 shares for an aggregate purchase price of $420,000 pursuant to the SEDA during the second quarter ended June 30, 2010.

As previously reported on Form 8-K, on May 10, 2010, the Company consummated the sale of 598,803 shares of its common stock and 299,403 warrants to purchase up to an additional 299,403 shares of the Company’s common stock for aggregate gross proceeds of $1.0 million, pursuant to the terms of a Private Placement Memorandum with accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. The warrants are exercisable for a period of three years from the date of issuance at an exercise price of $2.50.

Pursuant to the Private Placement Memorandum and the Common Stock Purchase and the Common Stock Purchase Warrants Agreements, the Company and the investors have made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature.

At the time of the grant, the fair value of the 299,403 warrants was $379,173 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 2.5%, expected volatility of 1.37, risk-free interest rates of 1.4%, and expected lives of 3 years. The proceeds received pursuant to the private placement which were allocated to the warrants were $251,955, using the relative fair value method.

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

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

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

Subsequent Events

On July 2, 2010, we sold our Super 8 in Parsons, KS (48 rooms) for approximately $1.0 million, with a $0.1 million gain. The funds were used to reduce the balance of our revolving line of credit with Great Western Bank.

As of July 2010, the Company identified three additional hotels, with aggregate net asset value of $3.7 million, to be classified as held for sale.

On August 12, 2010, we received waivers and entered into an amendment with respect to our credit facility with Wells Fargo Bank. The credit facility requires us to maintain a consolidated loan to value ratio (based on a rolling twelve month period) that does not exceed 77.5%, tested quarterly. As of June 30, 2010, this ratio, as calculated pursuant to the loan agreement, was 80.0%. The credit facility also requires us to maintain a minimum tangible net worth which exceeds $70 million, tested quarterly. As of June 30, 2010, our tangible net worth, as calculated pursuant to the loan agreement, was $68.5 million. The Company received a waiver for non-compliance with both of these covenants. In connection with the waiver, the credit facility was amended to require maintenance of a consolidated loan to value ratio that does not exceed 85% and a minimum tangible net worth which exceeds $65 million, in each case, through the maturity of the credit facility. The amendment also: (a) extended the maturity date from August 12, 2010 to March 12, 2011; (b) required a $1.8 million principal payment (which we funded from the revolving line of credit with Great Western Bank) in exchange for a release of the deeds of trust securing the Super 8 and Supertel Inn hotels located in Neosho, Missouri; and (c) increased the interest rate from LIBOR plus 3.5% (subject to a 4.0% floor) to LIBOR plus 5.0% (subject to a 5.5% floor).

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Results for the three and six months ended June 30, 2010 are not necessarily indicative of results that may be attained in the future.

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

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of June 30, 2010 we owned 112 hotels in 23 states. Our hotels operate under several national and independent brands.

Our significant events for the six months ended June 30, 2010 include:

•

In January 2010, we sold our Comfort Inn located in Dublin, VA (99 rooms) for approximately $2.75 million with a negligible gain. A portion of these funds were used to pay off the Company’s borrowings from Village Bank, with the remaining $1.7 million of funds used to reduce the revolving line of credit with Great Western Bank.

•

In January 2010, the Company borrowed $0.8 million from First National Bank of Omaha. The note has a maturity date of February 1, 2011. The note bears interest at 4% over the one month LIBOR with a floor of 5%. The borrowings were used to fund operations.

•

In March 2010, covenant modifications and other amendments were obtained for our credit facilities with Great Western Bank, General Electric Capital Corporation and Wells Fargo Bank. These changes were reflected in the notes to our financial statements included in our Form 10-K for year ended December 31, 2009.

•	In May 2010, the company issued an aggregate of 598,803 shares of Supertel common stock and 299,403 warrants in a private offering for a total purchase price of $1 million in cash.

•

In June 2010, we sold our Super 8 in Kingdom City, MO (60 rooms) for approximately $1.2 million, with a $0.5 million gain. These funds were used to reduce the balance of our revolving line of credit with Great Western Bank.

•

In June 2010, we sold our Masters Inn in Cave City, KY (97 rooms) for approximately $0.8 million, with a nominal net gain. The funds were used to reduce the balance of our revolving line of credit with Great Western Bank.

•	In June 2010, we paid off the $1.95 million note from Elkhorn Valley Bank, using funds from the revolving line of credit with Great Western Bank.

•	During the second quarter, the company raised $420,000 from a standby equity distribution agreement.

Additionally: (a) in July 2010, we sold our Super 8 in Parsons, KS (48 rooms) for approximately $1.0 million, with a $0.1 million gain. The funds were used to reduce the balance of our revolving line of credit with Great Western Bank; and (b) in August 2010, the maturity date of our credit facility with Wells Fargo Bank was extended from August 12, 2010 to March 12, 2011.

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

As of June 30, 2010, we owned 112 limited service hotels and one office building. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels Inc (Royco Hotels) and HLC Hotels Inc. (HLC). Royco Hotels is the manager of 100 of our hotels and HLC is the manager of 12 of our hotels.

Overview of Discontinued Operations

The condensed consolidated statements of operations for discontinued operations for the three and six months ended June 30, 2010 and 2009 include the results of operations for the 18 hotels classified as held for sale at June 30, 2010, as well as all properties that have been sold during 2010 and 2009 in accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations.

The assets held for sale at June 30, 2010 and 2009 are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of June 30, 2010 remain properly classified in accordance with ASC 205-20.

Where the carrying value of an asset held for sale exceeded the estimated fair value, net of selling costs, we reduced the carrying value and recorded an impairment charge. Level 3 inputs were used during the three months ended March 31, 2010 to determine an impairment loss of $120,000 for one hotel held for sale and a $2.4 million impairment loss on 12 of the 18 hotels held for sale during the three months ended June 30, 2010. Total impairment loss on held for sale properties for the six months ending June 30, 2010 was $2.5 million. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales.

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

General

The discussion that follows is based primarily on the consolidated financial statements of the three and six months ended June 30, 2010 and 2009, and should be read along with the consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s 112 and 121 hotels as of June 30, 2010 and 2009, respectively.

Results of Operations

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009

Operating results are summarized as follows (in thousands):

	Three months ended June 30, 2010			Three months ended June 30, 2009			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$24,682	$3,638	$28,320	$23,939	$5,307	$29,246	$743
Hotel and property operations expenses	(18,062)	(3,027)	(21,089)	(16,779)	(4,273)	(21,052)	(1,283)
Interest expense	(2,578)	(497)	(3,075)	(2,616)	(667)	(3,283)	38
Depreciation and amortization expense	(3,012)	—	(3,012)	(3,093)	(501)	(3,594)	81
General and administrative expenses	(800)	(23)	(823)	(1,047)	—	(1,047)	247
Net gain (loss) on dispositions of assets	(24)	527	503	(26)	1,050	1,024	2
Other income	35	—	35	34	—	34	1
Impairment loss	(2,147)	(2,449)	(4,596)	—	—	—	(2,147)
Income tax (expense) benefit	(18)	80	62	(31)	46	15	13

Net income (loss)	$(1,924)	$(1,751)	$(3,675)	$381	$962	$1,343	$(2,305)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, increased $0.7 million or 3.1%, which was primarily due to increased occupancy, partially offset by decreased average daily rate (“ADR”). We refer to our entire portfolio as limited service hotels which we further describe as midscale without food and beverage hotels, economy hotels and extended stay hotels. The same store portfolio used for comparison of the second quarter of 2010 over the same period of 2009 consists of the 94 hotels in continuing operations that were owned by the Company as of April 1, 2009. Compared to the year ago period, ADR for the entire 94 same store hotel portfolio decreased 6.0% to $48.35 and revenue per available room (“RevPAR”) increased 3.2% to $32.95. The occupancy for all same store hotels for the three months ended June 30, 2010 increased 9.8% from that of the year ago period. Our 29 same store midscale without food and beverage hotels reflected an ADR decrease of 6.2% to $65.38, an increase in occupancy of 13.4% and a RevPAR increase of 6.5% to $44.72 for the second quarter of 2010 over the same period of 2009. Our 57 same store economy hotels reflected an ADR decrease of 6.2% to $47.09, a 6.9% increase in occupancy and a RevPAR increase of 0.3% to $31.30 for the second quarter of 2010 over the same period of 2009. Occupancy for the eight same store extended stay properties rose 13.8% to 74.0%, and RevPAR was up 9.2% to $17.76. This was partially offset by an ADR decrease of 4.2% to $24.00.

During the second quarter of 2010, hotel and property operations expenses from continuing operations increased $1.3 million. The majority of the increase was payroll-related, with repairs and maintenance, room supplies, breakfast expenses, and franchise fees contributing to the remainder of the variance.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations remained at $2.6 million for the quarter. Depreciation and amortization expense from continuing operations declined $0.1 million from the second quarter of 2009 to $3.0 million. The general and administrative expense for the 2010 second quarter dropped $0.2 million compared to the prior period. The major causes of the decrease include lower salary expense due to management changes, as well as decreased professional and legal fees.

Impairment loss

For the second quarter of 2010, we recorded impairment charges of $2.4 million on 12 of the 18 hotels classified as held for sale. There was an impairment charge of $2.1 million taken against a hotel classified as held for use. In 2009, there were no impairment charges taken in the second quarter.

Dispositions

In the second quarter of 2010, we recognized a $0.5 million gain on the disposition of assets related to the sale of a Super 8 in Kingdom City, Missouri. There was a nominal net gain from the sale of a Masters Inn in Cave City, Kentucky. In the second quarter of 2009, we recognized a net gain on the disposition of assets of approximately $1.1 million. This primarily resulted from the sale of a Holiday Inn Express in Gettysburg, Pennsylvania.

Income Tax Benefit

The income tax expense from continuing operations is related to the taxable income from our taxable subsidiary, the TRS Lessee. Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax expense is a result of TRS Lessee’s income for the three months ended June 30, 2010. The income tax will vary based on the taxable earnings or loss of the TRS Lessee.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The income tax expense from continuing operations was $18,000 compared with an expense of $31,000 in the year ago period, due to decreased income by the TRS Lessee.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

Operating results are summarized as follows (in thousands):

	Six months ended June 30, 2010			Six months ended June 30, 2009			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$43,313	$6,730	$50,043	$43,566	$10,054	$53,620	$(253)
Hotel and property operations expenses	(33,774)	(5,937)	(39,711)	(32,380)	(8,531)	(40,911)	(1,394)
Interest expense	(5,144)	(986)	(6,130)	(5,111)	(1,295)	(6,406)	(33)
Depreciation and amortization expense	(6,026)	(26)	(6,052)	(6,189)	(1,122)	(7,311)	163
General and administrative expenses	(1,799)	(23)	(1,822)	(2,018)	—	(2,018)	219
Net gain (loss) on dispositions of assets	(42)	509	467	(53)	1,017	964	11
Other income	61	—	61	72	—	72	(11)
Impairment loss	(2,147)	(2,569)	(4,716)	—	(150)	(150)	(2,147)
Income tax benefit	821	347	1,168	742	316	1,058	79

Net income (loss)	$(4,737)	$(1,955)	$(6,692)	$(1,371)	$289	$(1,082)	$(3,366)

Revenues and Operating Expenses

Revenues from continuing operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, decreased $0.3 million or 0.6%, reflecting a decline in average daily rate (“ADR”), largely offset by increased occupancy rates. The same store portfolio used for comparison of the six months of 2010 over the same period of 2009 consists of the 94 hotels in continuing operations that were owned by the Company as of January 1, 2009. Our 29 same store midscale without food and beverage hotels reflected an ADR decrease of 6.2% to $63.80, an increase in occupancy of 8.2% and a revenue per available room (“RevPAR”) increase of 1.4% to $38.81. Our 57 same store economy hotels reflected an ADR decrease of 6.2% to $46.33, a 2.8% increase in occupancy and a RevPAR decrease of 3.6% to $27.34 for the first six months of 2010 over the same period of 2009. Our eight same store extended stay properties reflected an ADR decrease of 4.5% to $23.82, a raise in occupancy of 17.2% and a RevPAR increase of 12.0% to $17.51. During the first six months of 2010 compared to the year ago period, ADR for the entire 94 same store hotel portfolio decreased 6.7% to $47.00 and RevPAR decreased 0.5% to $29.02. The occupancy for all same store hotels for the six months ended June 30, 2010 increased 6.6% from that of the year ago period.

During the six months ended June 30, 2010, hotel and property operations expenses from continuing operations increased $1.4 million. The primary drivers of the increase include payroll related expenses, repairs and maintenance, room supplies and breakfast costs.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations remained essentially flat at $5.1 million for the six months ended June 30, 2010 compared to the year ago period. The depreciation and amortization expense from continuing operations decreased $0.2 million for the six months ended June 30, 2010 compared to the year ago period. The general and administrative expense from continuing operations for the same period decreased $0.2 million. This variance was related to decreased salaries due to management changes as well as decreased legal fees.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Impairment loss

During the six months ending June 30, 2010, we recorded impairment charges of $2.5 million on thirteen hotels classified as held for sale. There was an impairment charge of $2.1 million taken against a hotel classified as held for use. There was an impairment charge of $150,000 recorded on two hotels during the first six months of 2009.

Dispositions

During the six months ended June 30, 2010, the Company sold its interests in three hotels, recognizing gains of approximately $0.5 million on one property and negligible gains on the other two. In the same period of 2009, the Company recognized a gain of approximately $1.1 million on the sale of a hotel and a negligible gain on the sale of a second hotel.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from the TRS Lessee. The tax benefit is a result of TRS Lessee’s losses for the six months ended June 30, 2010 and the year ago period. The income tax benefit will vary based on the taxable earnings of the TRS Lessee.

The income tax benefit from continuing operations increased by approximately $79,000 during the six months ended June 30, 2010 compared to the year ago period, due to an increased loss by the TRS Lessee for the same period.

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

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was potential upside when hotel fundamentals return to stabilized levels. The 18 properties held for sale as of June 30, 2010 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

In January 2010, the Company sold a Comfort Inn located in Dublin, Virginia, for approximately $2.75 million. These funds were used to pay off the Village Bank loan with the remaining $1.7 million used to reduce the revolving line of credit with Great Western Bank. In June and July 2010, the Company sold a Super 8 in Kingdom City, Missouri for $1.2 million, a Masters Inn in Cave City, Kentucky for $0.8 million and a Super 8 in Parsons, Kansas for approximately $1.0 million. These properties were unencumbered and the net proceeds of approximately $3.0 million were used to pay down the revolving line of credit with Great Western Bank. As of August 11, 2010, our revolver with Great Western Bank has an available balance of $7.3 million. This amount is prior to a $1.8 million principal payment on the Wells Fargo Bank credit facility on August 12, 2010 (funded from the revolving line of credit with Great Western Bank) in exchange for a release of the deeds of trust securing the Super 8 and Supertel Inn hotels located in Neosho, Missouri.

We are actively marketing the 18 properties held for sale as of June 30, 2010, which we anticipate will result in the elimination of $26.1 million of debt and generate an expected $1.2 million of net proceeds for operations. We have continued to receive interest in our 18 held for sale properties. The marketing process has been affected by deteriorating economic conditions and we have experienced some decreases in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of the expected identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

•	whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

•	whether potential buyers will be able to secure financing; and

•	the length of time needed to find a buyer and to close the sale of a property.

On March 26, 2010 we entered into a Standby Equity Distribution Agreement (SEDA) with Yorkville Advisors and as of June 30, 2010 we have sold 268,360 shares resulting in net proceeds of $420,000 which were used for corporate purposes.

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

The Company’s credit facility with Wells Fargo Bank ($8.2 million balance at June 30, 2010), previously due on August 12, 2010, has been extended to March 12, 2011. The Company intends to refinance or repay the credit facility with Wells Fargo Bank using other financing, funds from operations or proceeds from the sale of hotels.

The Company did not declare a common stock dividend for the 2010 first or second quarters. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy. The Company intends to continue to meet its dividend requirements to retain its REIT status.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Financing

At June 30, 2010, the Company had long-term debt of $155.3 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 4.5 years and a weighted average interest rate of 6.1% The weighted average fixed rate was 6.8%, and the weighted average variable rate was 4.5%. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt held on properties in continuing operations is classified as held for use. Aggregate annual principal payments for the remainder of 2010 and thereafter are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2010	$6,610	$9,022	$15,632
2011	19,441	18,970	38,411
2012	—	54,220	54,220
2013	—	3,622	3,622
2014	—	4,372	4,372
Thereafter	—	65,066	65,066

	$26,051	$155,272	$181,323

Of the remaining maturities associated with assets held for use in 2010, approximately $2.2 million consist of principal amortization on mortgage loans, which we expect to fund through cash flows from operations and the sale of hotels. The remaining maturities associated with assets held for use in 2010 (as of June 30, 2010) consist of a $6.8 million balance on the credit facility with Wells Fargo Bank. In August 2010, the maturity date of our credit facility with Wells Fargo Bank was extended from August 12, 2010 to March 12, 2011.

We are required to comply with financial covenants for certain of our loan agreements. As of June 30, 2010, we were either in compliance with the financial covenants or obtained waivers for non-compliance (as discussed below). As a result, we are not in default of any of our loans.

The key financial covenants for certain of our loan agreements and compliance calculations as of June 30, 2010 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement):

Great Western Bank Covenants	June 30, 2010 Requirement	June 30, 2010 Calculation
Consolidated debt service coverage ratio	≥1.05:1	1.20:1
Loan-specific debt service coverage ratio	≥1.20:1	1.201:1

The Great Western Bank credit facilities also require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, and that we not pay dividends in excess of 75% of our funds from operations per year. The debt service coverage ratios for the credit facilities increase to 1.50:1 on July 1, 2011 through the maturity of the credit facilities. The loans available to us under the credit facilities may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20:1 through June 30, 2011 and 1.50:1 from July 1, 2011 through the maturity of the credit facilities. In addition, the interest rate on the revolving credit portion of the credit facilities is 5.50% from March 29, 2010 through June 30, 2011 and prime (subject to a 5.50% floor rate) from July 1, 2011 through the maturity of the credit facilities. Great Western Bank has the option to increase the interest rates of the credit facilities up to 4.00% any time after June 30, 2011.

Wells Fargo Bank Covenants	June 30, 2010 Requirement	June 30, 2010 Calculation
Consolidated loan to value ratio	≤77.5%	80.0%
Consolidated tangible net worth	>$70 million	$68.5 million
Consolidated fixed charge coverage ratio	≥0.75:1 after preferred dividends	0.905:1
	≥0.80:1 before preferred dividends	0.980:1

Our credit facility with Wells Fargo Bank requires us to maintain a consolidated loan to value ratio (based on a rolling twelve month period) that does not exceed 77.5%, tested quarterly. As of June 30, 2010, this ratio, as calculated pursuant to the loan agreement, was 80%. The credit facility also requires us to maintain a minimum tangible net worth which exceeds $70 million, tested quarterly. As of June 30, 2010, our tangible net worth, as calculated pursuant to the loan agreement, was $68.5 million. The Company received a waiver for non-compliance with both of these covenants. In connection with the waiver, the credit facility was amended on August 12, 2010 to require maintenance of a consolidated loan to value ratio that does not exceed 85% and a minimum tangible net worth which exceeds $65 million, in each case, through the maturity of the credit facility. The amendment also: (a) extended the maturity date from August 12, 2010 to March 12, 2011; (b) required a $1.8 million principal payment (which we funded from the revolving line of credit with Great Western Bank) in exchange for a release of the deeds of trust securing the Super 8 and Supertel Inn hotels located in Neosho, Missouri; and (c) increased the interest rate from LIBOR plus 3.5% (subject to a 4.0% floor) to LIBOR plus 5.0% (subject to a 5.5% floor).

GE Covenants	June 30, 2010 Requirement	June 30, 2010 Calculation
Loan-specific total adjusted EBITDA	≥$3.9 million	$5.3 million
Consolidated debt service coverage ratio	≥1.05:1	1.33:1

Our credit facilities with General Electric Capital Corporation require that, commencing in 2012 and continuing for the term of the loans, we maintain, with respect to our GE-encumbered properties, a before dividend fixed charge coverage ratio (FCCR) (based on a rolling twelve month period) of 1.30:1 and after dividend FCCR (based on a rolling twelve month period) of 1.00:1. The consolidated debt service coverage ratio for the GE credit facilities increases to 1.50:1 in 2012 through the term of the loans. In connection with previous amendments and waivers, the interest rates of the loans under our credit facilities with GE have increased by 1.5%. If our FCCR with respect to our GE-encumbered properties equals or exceeds 1.30:1 before dividends and 1.00:1 after dividends for two consecutive quarters, the cumulative 1.5% increase in the interest rate of the loans will be eliminated.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

A summary of the Company’s long term debt as of June 30, 2010 is as follows (in thousands):

	Balance	Interest Rate	Maturity
Fixed Rate Debt
Lender
First National Bank	$840	5.00%	2/2011
Great Western Bank	13,411	5.50%	12/2011
Great Western Bank	9,698	5.50%	5/2012
Greenwich Capital Financial Products	31,708	7.50%	12/2012
Elkhorn Valley Bank	916	6.50%	4/2014
Citigroup Global Markets Realty Corp	13,536	5.97%	11/2015
GE Capital	33,407	7.17%	9/2016 - 3/2017
GE Capital	22,150	7.69%	6/2017
Wachovia Bank	9,601	7.38%	3/2020

Total Fixed Rate Debt	$135,267

Variable Rate Debt

Lender
Wells Fargo	8,164	4.00%	8/2010
Great Western Bank	14,587	5.50%	2/2012
GE Capital	20,844	4.04%	2/2018
GE Capital	2,461	4.60%	2/2018

Total Variable Rate Debt	$46,056

Subtotal debt	181,323

Less: debt associated with hotel properties held for sale	26,051

Total Long-Term Debt	$155,272

In January 2010, we sold our Comfort Inn located in Dublin, VA (99 rooms) for approximately $2.75 million with a negligible gain. A portion of these funds were used to pay off the Company’s borrowings from Village Bank, with the remaining $1.7 million of funds used to reduce the revolving line of credit with Great Western Bank.

In January 2010, the Company borrowed $0.8 million from First National Bank of Omaha. The note has a maturity date of February 1, 2011. The note bears interest at 4% over the one month LIBOR with a floor of 5%. The borrowings were used to fund operations.

In March 2010, covenant modifications and other amendments were obtained for our credit facilities with Great Western Bank, General Electric Capital Corporation and Wells Fargo Bank. These changes were reflected in the notes to our financial statements included in our Form 10-K for year ended December 31, 2009.

In June 2010, we sold our Super 8 located in Kingdom City, MO, (60 rooms) for approximately $1.2 million, with a $0.5 million gain. The funds were used to reduce the balance of our revolving line of credit with Great Western Bank.

In June 2010, we sold our Masters Inn in Cave City, KY (97 rooms) for approximately $0.8 million, with a nominal net gain. The funds were used to reduce the balance of our revolving line of credit with Great Western Bank.

In June 2010, we paid off the $1.95 million note from Elkhorn Valley Bank, using funds from the revolving line of credit with Great Western Bank.

Redemption of Noncontrolling Preferred and Common Operating Partnership Units

At June 30, 2010, Supertel Limited Partnership had 51,035 preferred operating units outstanding. The preferred units are convertible into common operating partnership units of the partnership on a one-for-one basis. Additionally the holders have the right to require the Company to redeem the preferred units at $10 each on October 24, 2010. The Company expects to fund any cash redemptions from the sources of liquidity discussed above.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$195,663	$13,733	$89,308	$16,536	$76,086
Land leases	5,108	35	143	148	4,782

Total contractual obligations	$200,771	$13,768	$89,451	$16,684	$80,868

The column titled Less than 1 Year represents payments due for the balance of 2010, including the $6.8 million principal balance on the credit facility with Wells Fargo Bank. Long-term debt includes debt on properties classified in continuing operations. The debt related to properties held for sale (and expected to be sold in the next 12 months) of $26,051 is not included in the table above.

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

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2010, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $155.3 million and $159.6 million, respectively. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $161.7 million and $165.2 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

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

Funds from Operations

The Company’s funds from operations (“FFO”) for the three and six months ended June 30, 2010 was $(1.5) million, and $(1.8) million, respectively, representing a decrease of $5.0 million and $6.4 million from FFO reported for the three and six months ended June 30, 2009, respectively. FFO without impairment, a non-cash item, for the three and six months ended June 30, 2010 was $3.1 million and $2.9 million, respectively, representing a decrease of $0.4 million and $1.8 million from the three and six months ended June 30, 2009, respectively. FFO is reconciled to net income (loss) as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to common shareholders	$(4,033)	$905	$(7,411)	$(1,802)
Depreciation and amortization	3,012	3,594	6,052	7,311
Net gain on disposition of real estate assets	(503)	(1,024)	(467)	(964)

FFO available to common shareholders	$(1,524)	$3,475	$(1,826)	$4,545

Impairment charges of hotel properties held for sale or sold	2,449	—	2,569	150
Impairment charges of hotel properties held for use	2,147	—	2,147	—

FFO without impairment, a non-cash item	$3,072	$3,475	$2,890	$4,695

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

FFO, without impairment, a non-cash item, is a non-GAAP financial measure. As a result of a significant downturn in hotel and lodging fundamentals that took place in 2008 and 2009 and the related decrease in hotel and real estate valuations, we decided that FFO available to common shareholders did not provide all of the information that allows us to better evaluate our operating performance in this unprecedented economic time.

To arrive at FFO without impairment, a non-cash item, we adjust FFO available to common shareholders, to exclude the following items:

(i)	impairment charges of hotel properties that we have sold or expect to sell, included in discontinued operations; and

(ii)	impairment charges of hotel properties classified as held for use.

We believe that these items are driven by factors relating to the fundamental disruption in the global financial and real estate markets, rather than factors specific to the company or the performance of our properties or investments.

The impairment charges of hotel properties that were recognized in 2009 and 2010 were primarily based on valuations of hotels, which had declined due to market conditions, that we no longer expected to hold for long-term investment, and/or for which we have reduced our prior expected holding periods. In order to enhance liquidity, we have declared certain properties as held for sale and may declare other properties held for sale. To the extent these properties are expected to be sold at a loss, we record an impairment charge when the loss is known. We have recognized certain of these impairment charges over several quarters in 2009 and 2010 and we believe it is reasonably likely that we will recognize similar charges and gains in the near future. However, we believe that as the financial markets stabilize and our liquidity needs change, the potential for impairment charges of our hotel properties will disappear or become immaterial. We believe FFO, without impairment, provides investors with an additional measure to better evaluate our operating performance during this period of fundamental disruption in the global financial and real estate markets.

We analyze our operating performance primarily by revenues from our hotel properties, net of operating, administrative and financing expenses which are not directly impacted by short term fluctuations in the market value of our hotel properties. As a result, although these non-cash impairment charges have had a material impact on our operations and are reflected in our financial statements, the removal of the effects of these items allows us to better understand the core operating performance of our properties over the long term.

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy, by region, for the three months ended June 30, 2010 and 2009, respectively. The comparisons of same store operations (excluding Held For Sale hotels) are for 94 hotels owned as of April 1, 2009.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

		Three months ended June 30, 2010				Three months ended June 30, 2009
Same Store Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$35.79	72.7%	$49.26	214	$35.28	65.8%	$53.62
West North Central	2,506	30.49	64.2%	47.52	2,506	31.68	64.4%	49.16
East North Central	1,081	39.07	65.9%	59.32	1,081	36.84	60.7%	60.66
Middle Atlantic	142	46.44	81.3%	57.12	142	42.65	61.9%	68.89
South Atlantic	2,772	30.87	71.4%	43.22	2,772	29.51	62.6%	47.14
East South Central	822	36.92	65.2%	56.68	822	34.84	57.5%	60.58
West South Central	456	31.92	74.8%	42.67	456	26.12	55.5%	47.09

Total Same Store	7,993	$32.95	68.2%	$48.35	7,993	$31.92	62.1%	$51.43

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended June 30, 2010 and 2009, were as follows:

		Three months ended June 30, 2010				Three months ended June 30, 2009
Same Store Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	1,669	$45.81	70.0%	$65.43	1,669	$42.85	60.7%	$70.58
Hampton Inn	135	51.35	69.7%	73.63	135	48.09	64.4%	74.66
Holiday Inn Express	125	46.67	70.6%	66.11	125	47.91	72.6%	66.04
Other Midscale (1)	291	34.57	57.6%	60.02	291	31.82	50.5%	63.07

Total Midscale w/o F&B	2,220	$44.72	68.4%	$65.38	2,220	$42.01	60.3%	$69.71

Economy
Days Inn	1,146	34.69	72.7%	47.70	1,146	31.64	58.7%	53.90
Super 8	3,144	30.17	65.1%	46.37	3,144	31.13	64.8%	48.06
Other Economy (2)	258	29.91	55.5%	53.90	258	30.36	45.9%	66.19

Total Economy	4,548	$31.30	66.5%	$47.09	4,548	$31.22	62.2%	$50.21

Total Midscale/Economy	6,768	$35.70	67.1%	$53.21	6,768	$34.76	61.5%	$56.47

Economy Extended Stay (3)	1,225	17.76	74.0%	24.00	1,225	16.27	65.0%	25.05

Total Same Store	7,993	$32.95	68.2%	$48.35	7,993	$31.92	62.1%	$51.43

1 Includes Baymont, Ramada Limited and Sleep Inn brands
2 Includes Guesthouse Inn and two independent hotels
3 Includes seven Savannah Suites and one Tara Inn & Suites

The following table presents our RevPAR, ADR and Occupancy, by region, for the six months ended June 30, 2010 and 2009, respectively. The comparisons of same store operations (excluding Held For Sale hotels) are for 94 hotels owned as of January 1, 2009.

		Six months ended June 30, 2010				Six months ended June 30, 2009
Same Store Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$30.71	64.6%	$47.54	214	$31.03	60.8%	$51.00
West North Central	2,506	26.67	57.2%	46.61	2,506	28.26	58.8%	48.08
East North Central	1,081	33.58	57.6%	58.32	1,081	33.71	56.1%	60.07
Middle Atlantic	142	37.10	64.2%	57.81	142	37.06	56.3%	65.78
South Atlantic	2,772	27.64	66.7%	41.45	2,772	27.27	59.1%	46.11
East South Central	822	31.97	56.6%	56.49	822	32.28	54.3%	59.39
West South Central	456	30.85	73.4%	42.01	456	25.99	55.4%	46.91

Total Same Store	7,993	$29.02	61.7%	$47.00	7,993	$29.17	57.9%	$50.37

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the six months ended June 30, 2010 and 2009, were as follows:

		Six months ended June 30, 2010				Six months ended June 30, 2009
Same Store Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	1,669	$38.50	60.6%	$63.53	1,669	$37.86	55.0%	$68.87
Hampton Inn	135	47.17	65.0%	72.62	135	45.12	59.6%	75.75
Holiday Inn Express	125	42.70	65.2%	65.50	125	46.11	69.2%	66.64
Other Midscale (1)	291	35.01	58.3%	60.04	291	34.01	56.3%	60.38

Total Midscale w/o F&B	2,220	$38.81	60.8%	$63.80	2,220	$38.26	56.2%	$68.04

Economy
Days Inn	1,146	30.01	64.3%	46.69	1,146	28.27	53.2%	53.12
Super 8	3,144	26.19	57.6%	45.46	3,144	28.05	59.6%	47.08
Other Economy (2)	258	29.47	52.6%	56.08	258	32.77	50.1%	65.37

Total Economy	4,548	$27.34	59.0%	$46.33	4,548	$28.37	57.4%	$49.40

Total Midscale/Economy	6,768	$31.10	59.6%	$52.18	6,768	$31.62	57.0%	$55.43

Economy Extended Stay (3)	1,225	17.51	73.5%	23.82	1,225	15.64	62.7%	24.94

Total Same Store	7,993	$29.02	61.7%	$47.00	7,993	$29.17	57.9%	$50.37

1 Includes Baymont, Ramada Limited and Sleep Inn brands
2 Includes Guesthouse Inn and two independent hotels
3 Includes seven Savannah Suites and one Tara Inn & Suites

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

(In thousands, except per share and statistical data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Income (loss) from continuing operations before income taxes	$(1,906)	$412	$(5,558)	$(2,113)

Net income (loss) available to common shareholders	$(4,033)	$905	$(7,411)	$(1,802)

Earnings per share from continuing operations - basic	$(0.10)	$—	$(0.24)	$(0.10)

Earnings per share from discontinued operations - basic	$(0.08)	$0.04	$(0.09)	$0.02

Earnings per share - basic	$(0.18)	$0.04	$(0.33)	$(0.08)

Earnings per share - diluted	$(0.18)	$0.04	$(0.33)	$(0.08)

Adjusted EBITDA (1)	$2,350	$8,205	$4,322	$11,577

FFO attributable to common shareholders (2)	$(1,524)	$3,475	$(1,826)	$4,545

FFO per share - basic	(0.07)	0.16	(0.08)	0.21

FFO without impairment, a non-cash item, per share - basic	0.14	0.16	0.13	0.22

FFO per share - diluted	(0.07)	0.16	(0.08)	0.21

FFO without impairment a non-cash item, per share - diluted	0.14	0.16	0.13	0.22

Net cash flow:
Provided by operating activities	$4,504	$3,725	$4,594	$5,680
Provided by investing activities	$971	$1,695	$3,110	$2,055
Used in financing activities	$(5,331)	$(5,576)	$(7,568)	$(7,697)

Weighted average number of shares outstanding for:
calculation of earnings per share - basic	22,412	21,812	22,209	21,371

calculation of earnings per share - diluted	22,412	21,812	22,209	21,371

Weighted average number of shares outstanding for:
calculation of FFO per share - basic	22,412	21,812	22,209	21,371

calculation of FFO per share - diluted	22,412	21,812	22,209	21,371

Part II. OTHER INFORMATION, CONTINUED:

Item 5.	Other Information, continued:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA
Net income (loss) attributable to common shareholders	$(4,033)	$905	$(7,411)	$(1,802)
Interest, including disc ops	3,075	3,283	6,130	6,406
Income tax benefit, including disc ops	(62)	(15)	(1,168)	(1,058)
Depreciation and amortization, including disc ops	3,012	3,594	6,052	7,311

EBITDA	1,992	7,767	3,603	10,857
Noncontrolling interest	(11)	69	(18)	(17)
Preferred stock dividends	369	369	737	737

Adjusted EBITDA (1)	$2,350	$8,205	$4,322	$11,577

RECONCILIATION OF NET INCOME (LOSS) TO FFO
Net income (loss) attributable to common shareholders	$(4,033)	$905	$(7,411)	$(1,802)
Depreciation and amortization	3,012	3,594	6,052	7,311
Net loss on disposition of assets	(503)	(1,024)	(467)	(964)

FFO available to common shareholders (2)	$(1,524)	$3,475	$(1,826)	$4,545

Impairment charges of hotel properties held for sale or sold	2,449	—	2,569	150
Impairment charges of hotel properties held for use	2,147	—	2,147	—

FFO without impairment, a non-cash item (3)	$3,072	$3,475	$2,890	$4,695

ADDITIONAL INFORMATION—SAME STORE
Average Daily Rate	$48.35	$51.43	$47.00	$50.37
Revenue Per Available Room	$32.95	$31.92	$29.02	$29.17
Occupancy	68.2%	62.1%	61.7%	57.9%

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though Adjusted EBITDA also does not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we also add back preferred stock dividends and noncontrolling interests, which are cash charges.

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

Part II. OTHER INFORMATION, CONTINUED:

Item 5.	Other Information, continued:

(2)	FFO is a non-GAAP financial measure. We consider FFO to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with GAAP, excluding gains (or losses) from sales of real estate assets, plus depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO for similar REITs.

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

(3)	FFO, without impairment, a non-cash item

FFO, without impairment, a non-cash item, is a non-GAAP financial measure. As a result of a significant downturn in hotel and lodging fundamentals that took place in 2008 and 2009 and the related decrease in hotel and real estate valuations, we decided that FFO available to common shareholders did not provide all of the information that allows us to better evaluate our operating performance in this unprecedented economic time.

To arrive at FFO without impairment, a non-cash item, we adjust FFO available to common shareholders, to exclude the following items:

(i)	impairment charges of hotel properties that we have sold or expect to sell, included in discontinued operations; and

(ii)	impairment charges of hotel properties classified as held for use.

We believe that these items are driven by factors relating to the fundamental disruption in the global financial and real estate markets, rather than factors specific to the company or the performance of our properties or investments.

The impairment charges of hotel properties that were recognized in 2009 and 2010 were primarily based on valuations of hotels, which had declined due to market conditions, that we no longer expected to hold for long-term investment, and/or for which we have reduced our prior expected holding periods. In order to enhance liquidity, we have declared certain properties as held for sale and may declare other properties held for sale. To the extent these properties are expected to be sold at a loss, we record an impairment charge when the loss is known. We have recognized certain of these impairment charges over several quarters in 2009 and 2010 and we believe it is reasonably likely that we will recognize similar charges and gains in the near future. However, we believe that as the financial markets stabilize and our liquidity needs change, the potential for impairment charges of our hotel properties will disappear or become immaterial. We believe FFO, without impairment, provides investors with an additional measure to better evaluate our operating performance during this period of fundamental disruption in the global financial and real estate markets.

We analyze our operating performance primarily by revenues from our hotel properties, net of operating, administrative and financing expenses which are not directly impacted by short term fluctuations in the market value of our hotel properties. As a result, although these non-cash impairment charges have had a material impact on our operations and are reflected in our financial statements, the removal of the effects of these items allows us to better understand the core operating performance of our properties over the long term.

Part II. OTHER INFORMATION, CONTINUED:

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

Dated this 12th day of August, 2010

By:	/s/ CORRINE L. SCARPELLO
Corrine L. Scarpello
Chief Financial Officer and Secretary

Dated this 12th day of August, 2010

Supertel Hospitality, Inc., and Subsidiaries

Exhibits

Exhibit No.	Description

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer