Form 10-Q
period 2010-09-30
SUPERTEL HOSPITALITY INC
filed 2010-11-10
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34087

SUPERTEL HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of October 28, 2010, there were 22,917,509 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments in hotel properties	$302,265	$302,759
Less accumulated depreciation	87,823	80,110

	214,442	222,649

Cash and cash equivalents	612	428
Accounts receivable, net of allowance for doubtful accounts of $93 and $95	2,292	2,043
Prepaid expenses and other assets	7,628	4,779
Deferred financing costs, net	1,100	1,414
Investment in hotel properties, held for sale, net	34,384	43,082

	$260,458	$274,395

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$13,842	$10,340
Debt related to hotel properties held for sale	32,991	35,575
Long-term debt	145,526	153,938

	192,359	199,853

Redeemable noncontrolling interest in consolidated partnership, at redemption value	511	511
Redeemable preferred stock
Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662
EQUITY
Shareholders’ equity
Preferred stock, 40,000,000 shares authorized;
Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
Common stock, $.01 par value, 100,000,000 shares authorized; 22,917,509 and 22,002,322 shares outstanding.	229	220
Common stock warrants	252	—
Additional paid-in capital	121,379	120,153
Distributions in excess of retained earnings	(62,303)	(54,420)

Total shareholders’ equity	59,565	65,961
Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $201 and $237	361	408

Total equity	59,926	66,369

COMMITMENTS AND CONTINGENCIES
	$260,458	$274,395

See accompanying notes to condensed consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
REVENUES
Room rentals and other hotel services	$24,878	$23,364	$66,185	$64,781

EXPENSES
Hotel and property operations	18,161	17,157	50,214	47,797
Depreciation and amortization	2,850	2,923	8,598	8,790
General and administrative	782	1,120	2,582	3,138

	21,793	21,200	61,394	59,725

EARNINGS BEFORE NET LOSS ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE AND INCOME TAXES	3,085	2,164	4,791	5,056

Net loss on dispositions of assets	(16)	(26)	(57)	(78)
Other income	31	28	92	100
Interest expense	(2,425)	(2,467)	(7,331)	(7,324)
Impairment	—	—	(2,147)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	675	(301)	(4,652)	(2,246)

Income tax (expense) benefit	(98)	231	578	858

INCOME (LOSS) FROM CONTINUING OPERATIONS	577	(70)	(4,074)	(1,388)

Loss from discontinued operations, net of tax	(668)	(939)	(2,709)	(703)

NET LOSS	(91)	(1,009)	(6,783)	(2,091)

Noncontrolling interest	(13)	(38)	5	(21)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	(104)	(1,047)	(6,778)	(2,112)

Preferred stock dividends	(368)	(368)	(1,105)	(1,105)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(472)	$(1,415)	$(7,883)	$(3,217)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations	$0.01	$(0.02)	$(0.23)	$(0.12)

EPS from discontinued operations	$(0.03)	$(0.04)	$(0.12)	$(0.03)

EPS Basic and Diluted	$(0.02)	$(0.06)	$(0.35)	$(0.15)

See accompanying notes to condensed consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,783)	$(2,091)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,959	10,870
Amortization of intangible assets and deferred financing costs	375	428
Gain on dispositions of assets	(513)	(1,047)
Stock compensation expense	25	—
Provision for impairment loss	5,649	843
Deferred income taxes	(1,201)	(1,506)
Changes in operating assets and liabilities:
Increase in assets	(1,900)	(934)
Increase in liabilities	3,507	301

Net cash provided by operating activities	8,118	6,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(2,870)	(2,668)
Proceeds from sale of hotel assets	5,678	11,495

Net cash provided by investing activities	2,808	8,827

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(61)	(184)
Principal payments on long-term debt	(13,286)	(24,913)
Proceeds from long-term debt, net	2,290	12,132
Distributions to noncontrolling interest	(42)	(246)
Common stock offering	1,462	—
Dividends paid to common shareholders	—	(1,674)
Dividends paid to preferred shareholders	(1,105)	(1,105)

Net cash used in financing activities	(10,742)	(15,990)

Increase (decrease) in cash and cash equivalents	184	(299)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	428	712

CASH AND CASH EQUIVALENTS, END OF PERIOD	$612	$413

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$8,840	$9,486

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared preferred	1,105	1,105

See accompanying notes to condensed consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 101 properties with the exception of furniture, fixtures and equipment on 76 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in Supertel Limited Partnership and at September 30, 2010 owned approximately 99% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At September 30, 2010, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC. References to “we”, “our”, and “us” herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of September 30, 2010, the Company owned 111 limited service hotels and one office building. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels, Inc (“Royco Hotels”), and HLC Hotels Inc. (“HLC”).

The hotel management agreement, as amended, between TRS Lessee and Royco Hotels, the manager of 99 of the Company’s hotels, provides for Royco Hotels to operate and manage the hotels through December 31, 2011, with extension to December 31, 2016 upon achievement of average annual net operating income of at least 10% of the Company’s investment in the hotels. Under the agreement, Royco Hotels receives a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increase above thresholds that range from up to $75 million to over $100 million, and an annual incentive fee of 10% of up to the first $1 million of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1 million.

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

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters of the year.

Consolidated Financial Statements

The Company has prepared the consolidated balance sheet as of September 30, 2010, the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

During the three months ending March 31, 2010, June 30, 2010 and September 30, 2010, Level 3 inputs were used to determine impairment losses of $120,000 on one held for sale hotel, $2.4 million on 12 held for sale hotels and $1.3 million on seven held for sale hotels, respectively. An impairment loss of $2.1 million was also recorded on one held for use hotel during the second quarter of 2010. During the three months ended September 30, 2010 the Company also recorded recovery of $0.4 million of previously recorded impairment on two held for sale assets for which fair value exceeded management’s previous estimates.

During the three months ended March 31, 2009, Level 3 inputs were also used to determine an impairment loss of $150,000 for two hotels held for sale. When these properties were sold in the third quarter of 2009, approximately $67,000 of the impairment loss was recovered. During the three months ended September 30, 2009, we recorded impairment charges of approximately $760,000 on assets sold and held for sale.

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

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of September 30, 2010, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $145.5 million and $151.9 million, respectively. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $153.9 million and $157.9 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Hotel Properties Held for Sale and Sold, and Discontinued Operations

At December 31, 2009, the Company had nineteen hotels identified that it intends to sell and that met the Company’s criteria to be classified as held for sale (the “Sale Hotels”). During the nine months ending September 30, 2010 four of the Sale Hotels were sold for aggregate net gain of $0.6 million. Sales for the quarters ended March, June and September 2010 were one, two and one, respectively. During the three months ended June and September 30, 2010, the Company also declared two and five additional hotels as classified as held for sale, respectively, bringing the total number of hotels classified as held for sale to 22 as of September 30, 2010.

During the three months ended September 30, 2010, the Company recorded impairment of $1.0 million on five hotels previously classified as held for sale and $0.3 million on two of the new held for sale hotels. During the three months ended September 30, 2010, the Company also recorded recovery of $0.4 million of previously recorded impairment on two of the held for sale hotels for which fair value exceeded management’s previous estimates. During the three months ended June 30, 2010 we recorded aggregate impairment of $2.4 million on twelve hotels previously classified as held for sale. For the first three months of 2010 and 2009, respectively, an impairment loss of $120,000 was recognized on one held for sale hotel, and impairment of $150,000 was recorded on two hotels which were sold in the third quarter of 2009. At the time of the sale, $67,000 of impairment was recovered. During the three months ending September 30, 2009, we also recorded impairment charges of approximately $760,000 on assets sold and held for sale. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations. The operating results of the hotels held for sale and sold are included in discontinued operations and are summarized below. The operating results for the three months ended September 30, 2010 include 22 hotels held for sale and one hotel that was sold. The operating results for the three months ended September 30, 2009 include 22 hotels held for sale, four hotels that were sold in 2010, and six hotels that were sold in 2009 (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$4,582	$5,995	$13,318	$18,198
Hotel and property operations expenses	(3,839)	(5,021)	(11,498)	(15,292)
Interest expense	(586)	(910)	(1,810)	(2,459)
Depreciation expense	(58)	(636)	(361)	(2,080)
Net gain on disposition of assets	62	109	570	1,125
General and administrative expense	(27)	—	(49)	—
Impairment loss	(933)	(693)	(3,502)	(843)
Income tax benefit	131	217	623	648

	$(668)	$(939)	$(2,709)	$(703)

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

(dollars in thousands, except share data)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic and Diluted Earnings per Share Calculation:
Numerator:
Net income (loss) attributable to common shareholders:
Continuing operations	$195	$(483)	$(5,190)	$(2,540)
Discontinued operations	(667)	(932)	(2,693)	(677)

Net loss attributable to common shareholders - total	$(472)	$(1,415)	$(7,883)	$(3,217)
Denominator:
Weighted average number of common shares - basic and diluted	22,879,615	21,880,017	22,434,684	21,542,418
Basic and Diluted Earnings Per Common Share:
Net loss attributable to common shareholders per weighted average common share:
Continuing operations	$0.01	$(0.02)	$(0.23)	$(0.12)
Discontinued operations	(0.03)	(0.04)	(0.12)	(0.03)

Total - Basic and Diluted	$(0.02)	$(0.06)	$(0.35)	$(0.15)

Noncontrolling Interest of Common and Preferred Units in SLP

At September 30, 2010 and 2009 there were 158,161 and 280,466, respectively, of SLP common operating units outstanding held by the limited partners. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

since their share of income (loss) would be added back to income (loss). In addition, the 51,035 and 177,786 shares of SLP preferred operating units held by the limited partners, as of September 30, 2010 and 2009, respectively, are antidilutive.

Preferred Stock of SHI

There were 803,270 shares of Series A Preferred Stock that remained outstanding at September 30, 2010 and 2009. The Series A is no longer convertible, and there is no dilutive effect on earnings per share.

At September 30, 2010 and 2009 there were 332,500 shares of Series B preferred stock outstanding. There is no convertible provision for Series B, therefore, there is no dilutive effect on earnings per share.

Stock Options

The potential common shares represented by outstanding stock options for the three and nine months ended September 30, 2010 and 2009 totaled 166,786 and 192,143, respectively, all of which are antidilutive.

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

Debt Financing

A summary of the Company’s long term debt as of September 30, 2010 is as follows (in thousands):

	Balance	Interest Rate	Maturity
Fixed Rate Debt
Lender
First National Bank	$840	5.00%	2/2011
Great Western Bank	13,308	5.50%	12/2011
Great Western Bank	9,627	5.50%	5/2012
Greenwich Capital Financial Products	31,347	7.50%	12/2012
Elkhorn Valley Bank	891	6.50%	4/2014
Citigroup Global Markets Realty Corp	13,456	5.97%	11/2015
GE Capital	33,217	7.17%	9/2016 -3/2017
GE Capital	21,985	7.69%	6/2017
Wachovia Bank	9,445	7.38%	3/2020

Total Fixed Rate Debt	$134,116

Variable Rate Debt

Lender
Wells Fargo	6,139	5.50%	3/2011
Great Western Bank	15,015	5.50%	2/2012
GE Capital	20,791	3.80%	2/2018
GE Capital	2,456	4.36%	2/2018

Total Variable Rate Debt	$44,401

Subtotal debt	178,517

Less: debt associated with hotel properties held for sale	32,991

Total Long-Term Debt	$145,526

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

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

In June 2010, we sold our Masters Inn in Cave City, KY (97 rooms) for approximately $0.8 million, with a nominal net gain. The funds were used to reduce the balance of our revolving line of credit with Great Western Bank.

In June 2010, we paid off the $1.95 million note from Elkhorn Valley Bank, using funds from the revolving line of credit with Great Western Bank.

In July 2010, we sold our Super 8 hotel in Parsons, KS (48 rooms) for approximately $1.1 million, with a $0.1 million gain. The funds were used to reduce the balance of our revolving line of credit with Great Western Bank.

In August 2010, our credit facility with Wells Fargo Bank was amended to require maintenance of a consolidated loan to value ratio that does not exceed 85% and a minimum tangible net worth which exceeds $65 million, in each case, through the maturity of the credit facility. The amendment also: (a) extended the maturity date from August 12, 2010 to March 12, 2011; (b) required a $1.8 million principal payment (which we funded from the revolving line of credit with Great Western Bank) in exchange for a release of the deeds of trust securing the Super 8 and Supertel Inn hotels located in Neosho, Missouri; and (c) increased the interest rate from LIBOR plus 3.5% (subject to a 4.0% floor) to LIBOR plus 5.0% (subject to a 5.5% floor).

We are required to comply with financial covenants for certain of our loan agreements. As of September 30, 2010, we were either in compliance with the financial covenants or obtained waivers for non-compliance (as discussed below). As a result, we are not in default of any of our loans.

The key financial covenants for certain of our loan agreements and compliance calculations as of September 30, 2010 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement):

Great Western Bank Covenants	September 30, 2010 Requirement	September 30, 2010 Calculation
Consolidated debt service coverage ratio	≥1.05:1	1.21:1
Loan-specific debt service coverage ratio	≥1.20:1	1.14:1

The Great Western Bank credit facilities also require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, and that we not pay dividends in excess of 75% of our funds from operations per year. The debt service coverage ratios for the credit facilities increase to 1.50:1 on July 1, 2011 through the maturity of the credit facilities. The loans available to us under the credit facilities may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20:1 through June 30, 2011 and 1.50:1 from July 1, 2011 through the maturity of the credit facilities. In addition, the interest rate on the revolving credit portion of the credit facilities is 5.50% from March 29, 2010 through June 30, 2011 and prime (subject to a 5.50% floor rate) from July 1, 2011 through the maturity of the credit facilities. Great Western Bank has the option to increase the interest rates of the credit facilities up to 4.00% any time after June 30, 2011. On November 8, 2010, the Company received a waiver from Great Western Bank for non-compliance with the loan-specific debt service coverage ratio covenant set forth in the table above as of September 30, 2010. Due to the weakness in the economy, the Company is uncertain whether it will need to seek a waiver for non-compliance with this covenant in future quarters.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

Wells Fargo Bank Covenants	September 30, 2010 Requirement	September 30, 2010 Calculation
Consolidated loan to value ratio	≤85.0%	79.1%
Consolidated tangible net worth	>$65 million	$68.1 million
Consolidated fixed charge coverage ratio	≥0.75:1 after preferred dividends	0.94 :1
	≥0.80:1 before preferred dividends	1.01 :1

Our credit facility with Wells Fargo Bank was amended on August 12, 2010 to require maintenance of a consolidated loan to value ratio that does not exceed 85% and a minimum tangible net worth which exceeds $65 million, in each case, through the maturity of the credit facility. The amendment also: (a) extended the maturity date from August 12, 2010 to March 12, 2011; (b) required a $1.8 million principal payment (which we funded from the revolving line of credit with Great Western Bank) in exchange for a release of the deeds of trust securing the Super 8 and Supertel Inn hotels located in Neosho, Missouri; and (c) increased the interest rate from LIBOR plus 3.5% (subject to a 4.0% floor) to LIBOR plus 5.0% (subject to a 5.5% floor).

GE Covenants	September 30, 2010 Requirement	September 30, 2010 Calculation
Loan-specific total adjusted EBITDA	≥$3.9 million	$5.5 million
Consolidated debt service coverage ratio	≥1.05:1	1.39 :1

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

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the nine months ended September 30, 2010 and 2009 for share-based compensation related to employees and directors was $24,960 and $0, respectively.

Impairment Losses

In accordance with FASB ASC 360-10-35 Property Plant and Equipment – Overall – Subsequent Measurement, the Company analyzes its assets for impairment when events or circumstances occur that indicate the carrying amount may not be recoverable. As part of this process, the Company utilizes a two-step analysis to determine whether a trigger event (within the meaning of ASC 360-10-35) has occurred with respect to cash flow of, or a significant adverse change in business climate for, its hotel properties. Quarterly and annually the Company reviews all of its held for use hotels to determine any property whose cash flow or operating performance significantly underperformed from budget or prior year, which the Company has set as a shortfall against budget or prior year as 15% or greater. For an in depth discussion of the impairment process, see “Impairment Losses” at Note 5 in the December 31, 2009 10K.

Each quarter we apply a second analysis on those properties identified in the 15% change analysis or which have had a trigger event. The analysis estimates the expected future cash flows to identify any property whose carrying amount potentially exceeded the recoverable value. In performing this analysis, the Company makes the following assumptions:

•	Holding periods range from one year for noncore assets to be classified as held for sale in 2010, to ten years for those assets considered as core.

•

Cash flow from trailing twelve months for the individual properties multiplied by the holding period as noted above. The Company does not assume growth rates on cash flows as part of its step one analysis.

•	A revenue multiplier for the terminal value based on an average of the past two years sales from leading industry broker of like properties.

During the three months ended September 30, 2010, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels. During the three months ended June 30, 2010, the analysis above was used to determine a trigger event had occurred for one held for use property in which the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. The property was then tested to determine if the carrying amount was recoverable. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment – Overall – Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability, the Company uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition. In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotel were determined by management, based on discussions with our asset management group and our third party management companies. The expected revenues were decreased over the prior quarter analysis to reflect the deteriorating market. The property was then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment – Overall – Implementation. In this analysis, the Company completed a detailed review of the hotel’s market conditions and future prospects, which incorporated specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

To determine the amount of impairment on the property identified above, in accordance with FASB ASC 360-10-55, the Company calculated the excess of the carrying value of the property in comparison to its fair market value as of June 30, 2010. Based on this calculation, the Company determined total impairment of $2.1 million existed as of the three months ended June 30, 2010 on the held for use asset previously noted. Fair market value was determined by multiplying trailing 12 months’ revenue for the property by a revenue multiplier that was determined based on the Company’s experience with hotel sales in the current year as well as available industry information. As the fair market value of the property impaired for the quarter ended June 30, 2010 was determined in part by management estimates, a reasonable possibility exists that future changes to inputs and assumptions could affect the accuracy of management’s estimates and such future changes could lead to further possible impairment in the future. No held for use hotels were determined to be further impaired during the three months ended September 30, 2010.

Income Taxes

The TRS income tax benefit (expense) from continuing operations for the three months ended September 30, 2010 and 2009 was ($98,000) and $231,000, respectively. The TRS income tax benefit from continuing operations from the nine months ended September 30, 2010 and 2009 was $578,000 and $858,000, respectively. The TRS has estimated its income tax (expense) benefit using a combined federal and state rate of 38%. As of September 30, 2010, TRS had a deferred tax asset of $3.7 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will begin to expire in 2022. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

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

Noncontrolling Interest in Redeemable Preferred Units

At September 30, 2010, 51,035 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The redemption value for the Preferred OP Units is $0.5 million for September 30, 2010. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. The Preferred OP Units are convertible by the holders into Common operating units (“Common OP Units”) on a one-for-one basis or, pursuant to an extension agreement by the holders, may be redeemed for cash at the option of the holder at $10 per unit on October 24, 2010.

Supertel offered to each of the Preferred OP Unit holders the option to further extend until October 24, 2011 their right to have units redeemed at $10 per unit. The holders of the 51,035 units elected to

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

extend to October 24, 2011, their right to have units redeemed at $10 per unit. The 51,035 units will continue to be carried outside of permanent equity at redemption value. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. Distributions to holders of Preferred OP Units have priority over distributions to holders of Common OP Units. There were no Preferred OP Units redeemed during the three months ending September 30, 2010.

Noncontrolling Interest Reconciliation of Common and Preferred Units

(in thousands)	Preferred Redeemable Noncontrolling Interest	Common Noncontrolling Interest	Total Noncontrolling Interest
Balance @ 6/30/10	$511	$362	$873

Partner distribution	(14)	—	(14)
Income (loss) attributable to noncontrolling interest	14	(1)	13

Balance @ 9/30/10	$511	$361	$872

Equity Reconciliation of Parent and Noncontrolling Interest

(in thousands)	Preferred Shares Par Value	Common Stock Warrants	Common Shares Par Value	Additional Paid-in Capital	Distribution in Excess Accumulated Earnings	Net Shareholders Equity	Noncontrolling Interest in Consolidated Partnerships	Total Equity
Balance @6/30/10	$8	$252	$229	$121,320	$(61,831)	$59,978	$362	$60,340

Common Stock offerings	—	—	—	59	—	59	—	59
Preferred dividends	—	—	—	—	(368)	(368)	—	(368)
Net loss	—	—	—	—	(104)	(104)	(1)	(105)

Balance @9/30/10	$8	$252	$229	$121,379	$(62,303)	$59,565	$361	$59,926

Series B Redeemable Preferred Stock

At September 30, 2010 there were 332,500 shares of 10.0% Series B preferred stock outstanding. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

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

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2010 and 2009

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

The Series B preferred stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock). The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At September 30, 2010, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Common Stock and Warrants

On March 26, 2010, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC. Pursuant to the SEDA, YA Global has agreed to purchase up to $10.0 million (which may be increased to $20.0 million upon written notice from the Company to YA Global prior to March 26, 2011) (the “Commitment Amount”) of newly issued Company common stock, par value $0.01 per share (“Common Stock”), if notified to do so by the Company in accordance with the terms and conditions of the SEDA. Unless terminated earlier, the SEDA will automatically terminate on the earlier of April 1, 2012 or the date on which the aggregate purchases by YA Global under the SEDA total the Commitment Amount. The amount of Common Stock issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 4,400,464 shares of Common Stock, which is less than 20% of the aggregate number of outstanding shares of Common Stock. The Common Stock is sold pursuant to the Company’s registration statement on Form S-3 (333-147310). The Company sold 48,024 and 316,384 shares for an aggregate purchase price of $60,000 and $480,000 pursuant to the SEDA during the three months and nine months ended September 30, 2010 respectively.

As previously reported on Form 8-K, on May 10, 2010, the Company consummated the sale of 598,803 shares of its common stock and 299,403 warrants to purchase up to an additional 299,403 shares of the Company’s common stock for aggregate gross proceeds of $1.0 million pursuant to the terms of a Private Placement Memorandum with accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. The warrants are exercisable for a period of three years from the date of issuance at an exercise price of $2.50.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1.	FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

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

Subsequent Events

On October 12, 2010, we sold a Super 8 (58 rooms) and a Supertel Inn (47 rooms) located in Neosho, Missouri for approximately $2.0 million in the aggregate. The funds were used to reduce the balance of our revolving line of credit with Great Western Bank. On October 12, 2010 we also sold a Supertel Inn (45 rooms) in Jane, Missouri for approximately $0.6 million, and used the funds to reduce the principal outstanding under our credit facility with Wells Fargo Bank. On October 22, 2010, we sold a Super 8 (101 rooms) located in Lenexa, Kansas for approximately $2.1 million. The funds were used to reduce the balance of our revolving line of credit and a term loan with Great Western Bank. On November 5, 2010, we sold a Masters Inn (120 rooms) located in Augusta, Georgia for approximately $1.1 million. The net proceeds were used to reduce the balance of a loan with General Electric Capital Corporation.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Results for the three and nine months ended September 30, 2010 are not necessarily indicative of results that may be attained in the future.

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

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of September 30, 2010 we owned 111 hotels in 23 states. Our hotels operate under several national and independent brands.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our significant events for the nine months ended September 30, 2010 include:

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

•	In May 2010, the company issued an aggregate of 598,803 shares of Supertel common stock and 299,403 warrants in a private offering for a total purchase price of $1.0 million in cash.

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

•	In June 2010, we paid off the $1.95 million note from Elkhorn Valley Bank, using funds from the revolving line of credit with Great Western Bank.

•	During the third quarter, the company raised $60,000 from a standby equity distribution agreement and an aggregate of $480,000 for the nine months ended September 30, 2010.

•

In July 2010, we sold our Super 8 hotel in Parsons, KS (48 rooms) for $1.1 million, with a $0.1 million gain. The funds were used to reduce the balance of our revolving line of credit with Great Western Bank.

•

In August 2010, our credit facility with Wells Fargo Bank was amended to require maintenance of a consolidated loan to value ratio that does not exceed 85% and a minimum tangible net worth which exceeds $65 million, in each case, through the maturity of the credit facility. The amendment also: (a) extended the maturity date from August 12, 2010 to March 12, 2011; (b) required a $1.8 million principal payment (which we funded from the revolving line of credit with Great Western Bank) in exchange for a release of the deeds of trust securing the Super 8 and Supertel Inn hotels located in Neosho, Missouri; and (c) increased the interest rate from LIBOR plus 3.5% (subject to a 4.0% floor) to LIBOR plus 5.0% (subject to a 5.5% floor).

Additionally, in October and November 2010, we sold five hotels with an aggregate 371 rooms for $5.8 million. Net proceeds were used to reduce the balance of our revolving line of credit and a term loan with Great Western Bank, reduce the balance of a loan with General Electric Capital Corporation and reduce the principal outstanding under our credit facility with Wells Fargo Bank.

The Company’s management agreement with Royco, the manager of a majority of the Company’s hotels, terminates on December 31, 2011, and is subject to an automatic five year extension thereafter if

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

certain conditions are met. In addition, provisions in the management agreement permit either party to terminate the management agreement on 60 days notice if a net operating income (“NOI”) target of 8.5% of total investment in hotels is not achieved for a fiscal year. In 2009, NOI as a percentage of total hotel investment was less than 8.5% and is expected to be less than 8.5% for 2010. Additionally, one of the conditions for an automatic extension of the management agreement is that an average annual NOI target of at least 10% is achieved during the four years ending December 31, 2010. Annual NOI as a percentage of total hotel investment has not exceeded 10% in 2007, 2008 and 2009, and is not expected to exceed 10% in 2010.

During the fourth quarter of 2010, the Company solicited bids from hotel management companies to manage the Company’s hotels. The Company expects to complete its review process, and make its decision, if any, on a manager or managers for its hotels late in the last quarter of 2010 or during the first quarter of 2011.

The Company has been advised by Royco that it believes the Company’s potential termination / nonrenewal of Royco is a breach of the management agreement between the Company and Royco. Royco has not met the NOI conditions of the agreement and consequently the Company does not believe that it has breached the management agreement with Royco.

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

As of September 30, 2010, we owned 111 limited service hotels and one office building. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels Inc (Royco Hotels) and HLC Hotels Inc. (HLC). Royco Hotels is the manager of 99 of our hotels and HLC is the manager of 12 of our hotels.

Overview of Discontinued Operations

The condensed consolidated statements of operations for discontinued operations for the three and nine months ended September 30, 2010 and 2009 include the results of operations for the 22 hotels classified as held for sale at September 30, 2010, as well as all properties that have been sold during 2010 and 2009 in accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations.

The assets held for sale at September 30, 2010 and 2009 are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of September 30, 2010 remain properly classified in accordance with ASC 205-20.

Where the carrying value of an asset held for sale exceeded the estimated fair value, net of selling costs, we reduced the carrying value and recorded an impairment charge. Level 3 inputs were used during the three months ended March 31, 2010 to determine an impairment loss of $120,000 for one hotel held for sale and a $2.4 million impairment loss on 12 of the 18 hotels held for sale during the three months ended June 30, 2010. During the three months ended September 30, 2010, we recorded additional impairment of

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

approximately $1.0 million on five hotels previously classified as held for sale and approximately $0.3 million on two assets declared held for sale in third quarter. During the three months ended September 30, 2010 the Company also recorded recovery of approximately $0.4 million of previously recorded impairment on two assets for which fair value exceeded management’s previous estimates, resulting in net impairment of approximately $0.9 million for the three months ended September 30, 2010. Total impairment loss net of recovery on held for sale properties for the nine months ending September 30, 2010 was $3.5 million. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales.

The discontinued operations are the result of management’s strategy to re-evaluate its hotels as well as the length of the period in which the company anticipates holding its properties based on new and more stringent criteria. These criteria include a strategic review of debt service capability, estimated return on investment, and local market conditions.

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

General

The discussion that follows is based primarily on the consolidated financial statements of the three and nine months ended September 30, 2010 and 2009, and should be read along with the consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s 111 and 117 hotels as of September 30, 2010 and 2009, respectively.

Results of Operations

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

Operating results are summarized as follows (in thousands)

	Three months ended September 30, 2010			Three months ended September 30, 2009			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$24,878	$4,582	$29,460	$23,364	$5,995	$29,359	$1,514
Hotel and property operations expenses	(18,161)	(3,839)	(22,000)	(17,157)	(5,021)	(22,178)	(1,004)
Interest expense	(2,425)	(586)	(3,011)	(2,467)	(910)	(3,377)	42
Depreciation and amortization expense	(2,850)	(58)	(2,908)	(2,923)	(636)	(3,559)	73
General and administrative expenses	(782)	(27)	(809)	(1,120)	—	(1,120)	338
Net gain (loss) on dispositions of assets	(16)	62	46	(26)	109	83	10
Other income	31	—	31	28	—	28	3
Impairment loss	—	(933)	(933)	—	(693)	(693)	—
Income tax (expense) benefit	(98)	131	33	231	217	448	(329)

Net income (loss)	$577	$(668)	$(91)	$(70)	$(939)	$(1,009)	$647

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, increased $1.5 million or 6.5%, which was primarily due to

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

higher occupancy. We refer to our entire portfolio as limited service hotels which we further describe as midscale without food and beverage hotels, economy hotels and extended stay hotels. The same store portfolio used for comparison of the third quarter of 2010 over the same period of 2009 consists of the 89 hotels in continuing operations that were owned by the Company as of July 1, 2009. Compared to the year ago period, average daily rate (“ADR”) for the entire 89 same store hotel portfolio decreased 1.7% to $50.66 and revenue per available room (“RevPAR”) increased 6.6% to $34.81. The occupancy for all same store hotels for the three months ended September 30, 2010 increased 8.4% from that of the year ago period. Our 28 same store midscale without food and beverage hotels reflected an ADR decrease of 0.2% to $69.78, an increase in occupancy of 9.7% and a RevPAR increase of 9.5% to $47.93 for the third quarter of 2010 over the same period of 2009. Our 54 same store economy hotels reflected an ADR decrease of 1.0% to $49.20, a 4.7% increase in occupancy and a RevPAR increase of 3.7% to $32.91 for the third quarter of 2010 over the same period of 2009. Occupancy for the seven same store extended stay properties rose 20.8% to 76.0%, and RevPAR was up 14.9% to $17.58.

During the third quarter of 2010, hotel and property operations expenses from continuing operations increased $1.0 million. The majority of the increase was payroll-related, with increases in utilities, franchise fees, breakfast costs, room supplies, management fees, and advertising making up the remainder of the variance.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations remained flat at $2.4 million for the quarter. Depreciation and amortization expense from continuing operations declined $0.1 million from the third quarter of 2009 to $2.9 million. The general and administrative expense for the 2010 third quarter dropped $0.3 million compared to the prior period. The primary cause of the decrease was lower salary expense, due to management changes and retirement.

Impairment loss

For the third quarter of 2010, we recorded impairment charges of $1.3 million on seven of the 22 hotels classified as held for sale at September 30, 2010, offset by $0.4 million of impairment recovered on two held for sale properties for a net impairment of $0.9 million. During the three months ended September 30, 2009, we recorded a total net impairment charge of $693,000.

Dispositions

In the third quarter of 2010, we recognized a $0.1 million gain on the disposition of assets related to the sale of a Super 8 in Parsons, Kansas, offset by losses incurred on the disposition of furniture, fixtures, and equipment in the normal course of operations. In the third quarter of 2009, we recognized an approximate $126,000 gain from the sale of a Masters Inn in Orlando, Florida, offset by a $17,000 loss related to assets sold and held for sale.

Income Tax Benefit

The income tax expense from continuing operations is related to the taxable income from our taxable subsidiary, the TRS Lessee. Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax expense is a result of TRS Lessee’s income for the three months ended September 30, 2010. The income tax will vary based on the taxable earnings or loss of the TRS Lessee.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The income tax expense from continuing operations was ($98,000) compared with a tax benefit of $231,000 in the year ago period, due to increased income by the TRS Lessee.

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

Operating results are summarized as follows (in thousands):

	2010			2009			Continuing Operations Variance
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Revenues	$66,185	$13,318	$79,503	$64,781	$18,198	$82,979	$1,404
Hotel and property operations expenses	(50,214)	(11,498)	(61,712)	(47,797)	(15,292)	(63,089)	(2,417)
Interest expense	(7,331)	(1,810)	(9,141)	(7,324)	(2,459)	(9,783)	(7)
Depreciation and amortization expense	(8,598)	(361)	(8,959)	(8,790)	(2,080)	(10,870)	192
General and administrative expenses	(2,582)	(49)	(2,631)	(3,138)	—	(3,138)	556
Net gain (loss) on dispositions of assets	(57)	570	513	(78)	1,125	1,047	21
Other income	92	—	92	100	—	100	(8)
Impairment loss	(2,147)	(3,502)	(5,649)	—	(843)	(843)	(2,147)
Income tax benefit	578	623	1,201	858	648	1,506	(280)

Net income (loss)	$(4,074)	$(2,709)	$(6,783)	$(1,388)	$(703)	$(2,091)	$(2,686)

Revenues and Operating Expenses

Revenues from continuing operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, increased $1.4 million or 2.2%, reflecting an overall raise in revenue per available room (“RevPAR”) caused primarily by higher occupancy. The same store portfolio used for comparison of the nine months of 2010 over the same period of 2009 consists of the 89 hotels in continuing operations that were owned by the Company as of January 1, 2009. Our 28 same store midscale without food and beverage hotels reflected an average daily rate (“ADR”) decrease of 3.8% to $66.87, an increase in occupancy of 8.5% and RevPAR increase of 4.3% to $42.58. Our 54 same store economy hotels reflected an ADR decrease of 4.4% to $47.28, a 4.0% increase in occupancy and a RevPAR decrease of 0.5% to $29.16 for the first nine months of 2010 over the same period of 2009. Our seven same store extended stay properties reflected an ADR decrease of 5.6% to $23.31, a raise in occupancy of 19.2% and a RevPAR increase of 12.5% to $17.52. During the first nine months of 2010 compared to the year ago period, ADR for the entire 89 same store hotel portfolio decreased 5.0% to $48.54 and RevPAR increased 2.2% to $31.16. The occupancy for all same store hotels for the nine months ended September 30, 2010 increased 7.5% from that of the year ago period.

During the nine months ended September 30, 2010, hotel and property operations expenses from continuing operations increased $2.4 million. The drivers of the increase include payroll related expenses, utilities, room and office supplies, breakfast costs, and franchise management fees.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations remained essentially flat at $7.3 million for the nine months ended September 30, 2010 compared to the year ago period. The depreciation and amortization expense from continuing operations decreased $0.2 million for the nine months ended September 30, 2010 compared to the year ago period. The general and administrative expense from continuing operations for the same period decreased $0.6 million. The variance was mainly caused by a decrease in payroll due to management changes and retirement.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Impairment loss

The table below shows impairment expense for the nine months ending September 2010 and 2009. In 2010 impairment was taken on 15 held for sale hotels and one hotel held for use, and recovered on two held for sale hotels. In 2009 impairment was taken on three hotels sold and one held for sale property that was sold in 2010. Impairment was recovered on two of the sold properties.

	Nine months ending September 2010		Nine months ending September 2009
	Discontinued Operations	Continuing Operations	Discontinued Operations	Continuing Operations
Impairment charges	$3,855	$2,147	$910	$—
Impairment recovery	(353)	—	(67)	—

Net impairment	$3,502	$2,147	$843	$—

Dispositions

During the nine months ended September 30, 2010, the Company sold its interests in four hotels, recognizing gains of approximately $620,000 on the properties partially offset by $50,000 of losses incurred on the disposition of furniture, fixtures, and equipment in the normal course of operations, for a net gain of $570,000. In the same period of 2009, the Company recognized gains of approximately $1.2 million on the sale of six hotels, offset by approximately $80,000 of losses on assets related to held for sale properties.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from the TRS Lessee. The tax benefit is a result of TRS Lessee’s losses for the nine months ended September 30, 2010 and the year ago period. The income tax benefit will vary based on the taxable earnings of the TRS Lessee.

The income tax benefit from continuing operations decreased by approximately $0.3 million during the nine months ended September 30, 2010 compared to the year ago period, due to a reduced loss by the TRS Lessee for the same period.

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

The following are the expected actual and potential sources of liquidity, which we currently believe will be sufficient to fund our near-term obligations:

•	Cash and cash equivalents;

•	Cash generated from operations;

•	Proceeds from asset dispositions;

•	Proceeds from additional secured or unsecured debt financings; and/or

•	Proceeds from public or private issuances of debt or equity securities.

These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate cash from these sources, we may have liquidity-related capital shortfalls and will be exposed to default risks. While we believe that we will have adequate capital for our near-term uses, significant issues with access to the liquidity sources identified above could lead to our insolvency.

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was potential upside when hotel fundamentals return to stabilized levels. The 22 properties held for sale as of September 30, 2010 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

In January 2010, the Company sold a Comfort Inn located in Dublin, Virginia, for approximately $2.75 million. These funds were used to pay off the Village Bank loan with the remaining $1.7 million used to reduce the revolving line of credit with Great Western Bank. In June and July 2010, the Company sold a Super 8 in Kingdom City, Missouri for $1.2 million, a Masters Inn in Cave City, Kentucky for $0.8 million, and a Super 8 in Parsons, Kansas for approximately $1.1 million. These properties were unencumbered and the net proceeds of approximately $3.0 million were used to pay down the revolving line of credit with Great Western Bank. On October 12, 2010, we sold a Super 8 (58 rooms) and Supertel Inn (47 rooms) located in Neosho, Missouri for approximately $2.0 million in the aggregate. The funds were used to reduce the balance of our revolving line of credit with Great Western Bank. On October 12, 2010 we sold a Supertel Inn (45 rooms) in Jane, Missouri for approximately $0.6 million, and used the funds to reduce the principal outstanding under our credit facility with Wells Fargo Bank. On October 22, 2010, we sold a Super 8 (101 rooms) located in Lenexa, Kansas for approximately $2.1 million. The funds were used to reduce the balance of our revolving line of credit and a term loan with Great Western Bank. As of November 1, 2010, our revolver with Great Western Bank has an available balance of $5.6 million.

We are actively marketing the properties held for sale, which we anticipate will result in the elimination of $33.0 million of debt and generate an expected $3.1 million of net proceeds for operations. In October and November 2010, we sold five of the 22 hotels held for sale as of September 30, 2010 for $5.8 million, the net proceeds of which were used to reduce our debt. We have continued to receive interest in our held for sale properties. The marketing process has been affected by deteriorating economic conditions and we have experienced some decreases in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of the expected identified properties in a manner that would generate cash flow

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

On March 26, 2010 we entered into a Standby Equity Distribution Agreement (SEDA) with Yorkville Advisors and as of September 30, 2010 we have sold 316,384 shares resulting in net proceeds of $480,000 which were used for corporate purposes.

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

The Company’s credit facility with Wells Fargo Bank ($6.1 million balance at September 30, 2010), previously due on August 12, 2010, has been extended to March 12, 2011. The Supertel Inn located in Jane, Missouri and encumbered by Wells Fargo Bank was sold October 12, 2010 for approximately $0.6 million, which was applied to reduce the principal outstanding under our credit facility with Wells Fargo Bank to $5.5 million. The Company intends to refinance or repay the credit facility with Wells Fargo Bank using other financing, funds from operations or proceeds from the sale of hotels.

The Company did not declare a common stock dividend for the nine months ended September 30, 2010. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

+dividend policy. The Company intends to continue to meet its dividend requirements to retain its REIT status.

Financing

At September 30, 2010, the Company had long-term debt of $145.5 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 4.4 years and a weighted average interest rate of 6.2%. The weighted average fixed rate was 6.9%, and the weighted average variable rate was 4.6%. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt held on properties in continuing operations is classified as held for use. Aggregate annual principal payments for the remainder of 2010 and thereafter are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2010	$4,708	$1,523	$6,231
2011	28,283	13,841	42,124
2012	—	57,081	57,081
2013	—	3,643	3,643
2014	—	4,383	4,383
Thereafter	—	65,055	65,055

	$32,991	$145,526	$178,517

The remaining maturities associated with assets held for use in 2010 consist of $1.5 million of principal amortization on mortgage loans, which we expect to fund through cash flows from operations and the sale of hotels. In August 2010, the maturity date of our credit facility with Wells Fargo Bank was extended from August 12, 2010 to March 12, 2011.

We are required to comply with financial covenants for certain of our loan agreements. As of September 30, 2010, we were either in compliance with the financial covenants or obtained waivers for non-compliance (as discussed below). As a result, we are not in default of any of our loans.

The key financial covenants for certain of our loan agreements and compliance calculations as of September 30, 2010 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement):

Great Western Bank Covenants	September 30, 2010 Requirement	September 30, 2010 Calculation
Consolidated debt service coverage ratio	≥1.05:1	1.21:1
Loan-specific debt service coverage ratio	≥1.20:1	1.14:1

The Great Western Bank credit facilities also require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, and that we not pay dividends in excess of 75% of our funds from operations per year. The debt service coverage ratios for the credit facilities increase to 1.50:1 on July 1, 2011 through the maturity of the credit facilities. The loans available to us under the credit facilities may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20:1 through June 30, 2011 and 1.50:1 from July 1, 2011 through the maturity of the credit facilities. In addition, the interest rate on the revolving credit portion of the credit facilities is 5.50% from March 29, 2010 through June 30, 2011 and prime (subject to a 5.50% floor rate) from July 1, 2011 through the maturity of the credit facilities. Great Western Bank has the option to increase the interest rates of the credit facilities up to 4.00% any time after June 30, 2011. On November 8, 2010, the Company received a waiver from Great Western Bank for non-compliance with the loan-specific debt service coverage ratio covenant set forth in the table above as of September 30, 2010. Due to the weakness in the economy, the Company is uncertain whether it will need to seek a waiver for non-compliance with this covenant in future quarters.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Wells Fargo Bank Covenants	September 30, 2010 Requirement	September 30, 2010 Calculation
Consolidated loan to value ratio	≤85.0%	79.1%
Consolidated tangible net worth	>$65 million	$68.1 million
Consolidated fixed charge coverage ratio	≥0.75:1 after preferred dividends	0.94:1
	≥0.80:1 before preferred dividends	1.01:1

Our credit facility with Wells Fargo Bank was amended on August 12, 2010 to require maintenance of a consolidated loan to value ratio that does not exceed 85% and a minimum tangible net worth which exceeds $65 million, in each case, through the maturity of the credit facility. The amendment also: (a) extended the maturity date from August 12, 2010 to March 12, 2011; (b) required a $1.8 million principal payment (which we funded from the revolving line of credit with Great Western Bank) in exchange for a release of the deeds of trust securing the Super 8 and Supertel Inn hotels located in Neosho, Missouri; and (c) increased the interest rate from LIBOR plus 3.5% (subject to a 4.0% floor) to LIBOR plus 5.0% (subject to a 5.5% floor).

GE Covenants	September 30, 2010 Requirement	September 30, 2010 Calculation
Loan-specific total adjusted EBITDA	≥$3.9 million	$5.5 million
Consolidated debt service coverage ratio	≥1.05:1	1.39:1

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

A summary of the Company’s long term debt as of September 30, 2010 is as follows (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Balance	Interest Rate	Maturity
Fixed Rate Debt
Lender
First National Bank	$840	5.00%	2/2011
Great Western Bank	13,308	5.50%	12/2011
Great Western Bank	9,627	5.50%	5/2012
Greenwich Capital Financial Products	31,347	7.50%	12/2012
Elkhorn Valley Bank	891	6.50%	4/2014
Citigroup Global Markets Realty Corp	13,456	5.97%	11/2015
GE Capital	33,217	7.17%	9/2016 - 3/2017
GE Capital	21,985	7.69%	6/2017
Wachovia Bank	9,445	7.38%	3/2020

Total Fixed Rate Debt	$134,116

Variable Rate Debt

Lender
Wells Fargo	6,139	5.50%	3/2011
Great Western Bank	15,015	5.50%	2/2012
GE Capital	20,791	3.80%	2/2018
GE Capital	2,456	4.36%	2/2018

Total Variable Rate Debt	$44,401

Subtotal debt	178,517

Less: debt associated with hotel properties held for sale	32,991

Total Long-Term Debt	$145,526

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

In July 2010, we sold our Super 8 hotel in Parsons, KS (48 rooms) for approximately $1.1 million, with a $0.1 million gain. The funds were used to reduce the balance of our revolving line of credit with Great Western Bank.

In August 2010, our credit facility with Wells Fargo Bank was amended to require maintenance of a consolidated loan to value ratio that does not exceed 85% and a minimum tangible net worth which exceeds $65 million, in each case, through the maturity of the credit facility. The amendment also: (a) extended the maturity date from August 12, 2010 to March 12, 2011; (b) required a $1.8 million principal payment (which we funded from the revolving line of credit with Great Western Bank) in exchange for a release of the deeds of trust securing the Super 8 and Supertel Inn hotels located in Neosho, Missouri; and (c) increased the interest rate from LIBOR plus 3.5% (subject to a 4.0% floor) to LIBOR plus 5.0% (subject to a 5.5% floor).

Additionally, in October and November 2010, we sold five hotels with an aggregate 371 rooms for $5.8 million. Proceeds were used to reduce the balance of our revolving line of credit and a term loan with Great Western Bank, reduce the balance of a loan with General Electric Capital Corporation and reduce the principal outstanding under our credit facility with Wells Fargo Bank.

Redemption of Noncontrolling Preferred Operating Partnership Units

At September 30, 2010, 51,035 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The redemption value for the Preferred OP Units is $0.5 million for September 30, 2010. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. The Preferred OP Units are convertible by the holders into Common operating units (“Common OP Units”) on a one-for-one basis or, pursuant to an extension agreement by the holders, may be redeemed for cash at the option of the holder at $10 per unit on October 24, 2010.

Supertel offered to each of the Preferred OP Unit holders the option to further extend until October 24, 2011 their right to have units redeemed at $10 per unit. The holders of the 51,035 units elected to extend to October 24, 2011, their right to have units redeemed at $10 per unit. The 51,035 units will continue to be carried outside of permanent equity at redemption value. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. Distributions to holders of Preferred OP Units have priority over distributions to holders of Common OP Units. There were no Preferred OP Units redeemed during the three months ending September 30, 2010.

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest (continuing operations only)	$181,284	$4,420	$86,633	$16,474	$73,757
Land leases	5,090	17	143	148	4,782

Total contractual obligations	$186,374	$4,437	$86,776	$16,622	$78,539

The column titled Less than 1 Year represents payments due for the balance of 2010. Long-term debt includes debt on properties classified in continuing operations. The debt related to properties held for sale (and expected to be sold in the next 12 months) of $32,991 is not included in the table above.

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

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of September 30, 2010, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $145.5 million and $151.9 million, respectively. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $153.9 million and $157.9 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

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

Funds from Operations

The Company’s funds from operations (“FFO”) for the three and nine months ended September 30, 2010 was $2.4 million, and $0.6 million, respectively, representing an increase of $0.3 million and a decrease of $6.0 million from FFO reported for the three and nine months ended September 30, 2009, respectively. FFO without impairment, a non-cash item, for the three and nine months ended September 30, 2010 was $3.3 million and $6.2 million, respectively, representing an increase of $0.6 million and a decrease of $1.2 million from the three and nine months ended September 30, 2009, respectively. FFO is reconciled to net loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss attributable to common shareholders	$(472)	$(1,415)	$(7,883)	$(3,217)
Depreciation and amortization	2,908	3,559	8,959	10,870
Net gain on disposition of real estate assets	(46)	(83)	(513)	(1,047)

FFO available to common shareholders	$2,390	$2,061	$563	$6,606

Impairment	933	693	5,649	843

FFO without impairment, a non-cash item	$3,323	$2,754	$6,212	$7,449

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

The impairment charges of hotel properties that were recognized in 2009 and 2010 were primarily based on valuations of hotels, which had declined due to market conditions, that we no longer expected to hold for long-term investment, and/or for which we have reduced our prior expected holding periods. In order to enhance liquidity, we have declared certain properties as held for sale and may declare other properties held for sale. To the extent these properties are expected to be sold at a loss, we record an impairment charge when the loss is known. We have recognized certain of these impairment charges in several quarters in 2009 and 2010 and we believe it is reasonably likely that we will recognize similar charges and gains in the near future. However, we believe that as the financial markets stabilize and our liquidity needs change, the potential for impairment charges of our hotel properties will disappear or become immaterial. We believe FFO, without impairment, provides investors with an additional measure to better evaluate our operating performance during this period of fundamental disruption in the global financial and real estate markets.

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

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy, by region, for the three months ended September 30, 2010 and 2009, respectively. The comparisons of same store operations (excluding Held For Sale hotels) are for 89 hotels owned as of July 1, 2009.

		Three months ended September 30, 2010				Three months ended September 30, 2009
Same Store Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$42.56	82.0%	$51.87	214	$40.48	72.9%	$55.53
West North Central	2,447	32.68	66.2%	49.36	2,447	33.60	68.3%	49.17
East North Central	964	47.49	72.3%	65.67	964	44.74	68.4%	65.44
Middle Atlantic	142	50.03	82.8%	60.42	142	46.43	68.0%	68.23
South Atlantic	2,645	30.20	69.4%	43.50	2,645	26.69	59.3%	45.01
East South Central	677	39.16	62.2%	62.92	677	35.35	57.4%	61.59
West South Central	456	31.29	69.3%	45.17	456	24.88	53.3%	46.73

Total Hotels	7,545	$34.81	68.7%	$50.66	7,545	$32.67	63.4%	$51.53

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended September 30, 2010 and 2009, were as follows:

		Three months ended September 30, 2010				Three months ended September 30, 2009
Same Store Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	1,524	$51.11	72.2%	$70.82	1,524	$46.88	65.2%	$71.95
Hampton Inn	135	54.34	71.4%	76.15	135	44.52	61.4%	72.55
Holiday Inn Express	125	49.18	71.2%	69.03	125	44.10	69.8%	63.20
Other Midscale (1)	291	27.80	48.2%	57.69	291	27.12	46.8%	57.98

Total Midscale w/o F&B	2,075	$47.93	68.7%	$69.78	2,075	$43.79	62.6%	$69.93

Economy
Days Inn	1,146	35.01	68.8%	50.87	1,146	30.55	58.8%	51.99
Super 8	2,968	32.60	67.8%	48.08	2,968	32.86	68.1%	48.24
Other Economy (2)	258	27.10	47.6%	56.88	258	24.34	38.0%	64.05

Total Economy	4,372	$32.91	66.9%	$49.20	4,372	$31.75	63.9%	$49.70

Total Midscale/Economy	6,447	$37.74	67.5%	$55.95	6,447	$35.63	63.5%	$56.12

Economy Extended Stay (3)	1,098	$17.58	76.0%	$23.12	1,098	$15.30	62.9%	$24.31

Total Hotels	7,545	$34.81	68.7%	$50.66	7,545	$32.67	63.4%	$51.53

1 Includes Baymont, Ramada Limited and Sleep Inn brands
2 Includes Guesthouse Inn and two independent hotels
3 Includes seven Savannah Suites

The following table presents our RevPAR, ADR and Occupancy, by region, for the nine months ended September 30, 2010 and 2009, respectively. The comparisons of same store operations (excluding Held For Sale hotels) are for 89 hotels owned as of January 1, 2009.

		Nine months ended September 30, 2010				Nine months ended September 30, 2009
Same Store Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$34.71	70.5%	$49.24	214	$34.22	64.9%	$52.72
West North Central	2,447	28.73	60.2%	47.70	2,447	29.99	61.7%	48.57
East North Central	964	38.42	62.5%	61.43	964	37.13	59.2%	62.71
Middle Atlantic	142	41.46	70.5%	58.85	142	40.22	60.3%	66.71
South Atlantic	2,645	28.82	67.7%	42.55	2,645	27.46	59.2%	46.39
East South Central	677	35.57	58.5%	60.77	677	34.59	56.1%	61.65
West South Central	456	31.00	72.0%	43.04	456	25.62	54.7%	46.85

Total Hotels	7,545	$31.16	64.2%	$48.54	7,545	$30.48	59.7%	$51.09

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the nine months ended September 30, 2010 and 2009, were as follows:

		Nine months ended September 30, 2010				Nine months ended September 30, 2009
Same Store Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B
Comfort Inn/ Comfort Suites	1,524	$43.68	64.8%	$67.45	1,524	$41.82	58.8%	$71.16
Hampton Inn	135	49.59	67.1%	73.89	135	44.92	60.2%	74.65
Holiday Inn Express	125	44.88	67.2%	66.76	125	45.43	69.4%	65.48
Other Midscale (1)	291	32.58	54.9%	59.35	291	31.69	53.1%	59.67

Total Midscale w/o F&B	2,075	$42.58	63.7%	$66.87	2,075	$40.82	58.7%	$69.53

Economy
Days Inn	1,146	31.69	65.8%	48.16	1,146	29.04	55.1%	52.72
Super 8	2,968	28.23	61.0%	46.25	2,968	29.37	62.0%	47.36
Other Economy (2)	258	28.67	50.9%	56.33	258	29.93	46.0%	65.00

Total Economy	4,372	$29.16	61.7%	$47.28	4,372	$29.31	59.3%	$49.47

Total Midscale/Economy	6,447	$33.48	62.3%	$53.72	6,447	$33.02	59.1%	$55.89

Economy Extended Stay (3)	1,098	$17.52	75.2%	$23.31	1,098	$15.57	63.1%	$24.69

Total Hotels	7,545	$31.16	64.2%	$48.54	7,545	$30.48	59.7%	$51.09

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

(In thousands, except per share and statistical data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Income (loss) from continuing operations before income taxes	$675	$(301)	$(4,652)	$(2,246)

Net loss available to common shareholders	$(472)	$(1,415)	$(7,883)	$(3,217)

Earnings per share from continuing operations - basic	$0.01	$(0.02)	$(0.23)	$(0.12)

Earnings per share from discontinued operations - basic	$(0.03)	$(0.04)	$(0.12)	$(0.03)

Earnings per share - basic	$(0.02)	$(0.06)	$(0.35)	$(0.15)

Earnings per share - diluted	$(0.02)	$(0.06)	$(0.35)	$(0.15)

Adjusted EBITDA (1)	$5,795	$5,479	$10,116	$17,056

FFO attributable to common shareholders (2)	$2,390	$2,061	$563	$6,606

FFO per share - basic	0.10	0.09	0.03	0.31

FFO without impairment, a non-cash item, per share - basic	0.15	0.13	0.28	0.35

FFO per share - diluted	0.10	0.09	0.03	0.31

FFO without impairment, a non-cash item, per share - diluted	0.15	0.13	0.28	0.35

Net cash flow:
Provided by operating activities	$3,524	$1,184	$8,118	$6,864
(Used in) provided by investing activities	$(302)	$6,772	$2,808	$8,827
Used in financing activities	$(3,174)	$(8,293)	$(10,742)	$(15,990)

Weighted average number of shares outstanding for:
calculation of earnings per share - basic	22,880	21,880	22,435	21,542

calculation of earnings per share - diluted	22,880	21,880	22,435	21,542

Weighted average number of shares outstanding for:
calculation of FFO per share - basic	22,880	21,880	22,435	21,542

calculation of FFO per share - diluted	22,880	21,880	22,435	21,542

Part II. OTHER INFORMATION, CONTINUED:

Item 5.	Other Information, continued:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA
Net loss attributable to common shareholders	$(472)	$(1,415)	$(7,883)	$(3,217)
Interest, including disc ops	3,011	3,377	9,141	9,783
Income tax benefit, including disc ops	(33)	(448)	(1,201)	(1,506)
Depreciation and amortization, including disc ops	2,908	3,559	8,959	10,870

EBITDA	5,414	5,073	9,016	15,930
Noncontrolling interest	13	38	(5)	21
Preferred stock dividends	368	368	1,105	1,105

Adjusted EBITDA (1)	$5,795	$5,479	$10,116	$17,056

RECONCILIATION OF NET LOSS TO FFO
Net income (loss) attributable to common shareholders	$(472)	$(1,415)	$(7,883)	$(3,217)
Depreciation and amortization	2,908	3,559	8,959	10,870
Net gain on disposition of assets	(46)	(83)	(513)	(1,047)

FFO available to common shareholders (2)	$2,390	$2,061	$563	$6,606

Impairment	933	693	5,649	843

FFO without impairment, a non-cash item (3)	$3,323	$2,754	$6,212	$7,449

ADDITIONAL INFORMATION—SAME STORE
Average Daily Rate	$50.66	$51.53	$48.54	$51.09
Revenue Per Available Room	$34.81	$32.67	$31.16	$30.48
Occupancy	68.7%	63.4%	64.2%	59.7%

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though Adjusted EBITDA also does not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we also add back preferred stock dividends and noncontrolling interests, which are cash charges.

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

Part II. OTHER INFORMATION, CONTINUED:

Item 5.	Other Information, continued:

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

The impairment charges of hotel properties that were recognized in 2009 and 2010 were primarily based on valuations of hotels, which had declined due to market conditions that we no longer expected to hold for long-term investment, and/or for which we have reduced our prior expected holding periods. In order to enhance liquidity, we have declared certain properties as held for sale and may declare other properties held for sale. To the extent these properties are expected to be sold at a loss, we record an impairment charge when the loss is known. We have recognized certain of these impairment charges over several quarters in 2009 and 2010 and we believe it is reasonably likely that we will recognize similar charges and gains in the near future. However, we believe that as the financial markets stabilize and our liquidity needs change, the potential for impairment charges of our hotel properties will disappear or become immaterial. We believe FFO, without impairment, provides investors with an additional measure to better evaluate our operating performance during this period of fundamental disruption in the global financial and real estate markets.

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

Dated this 10th day of November, 2010

By:	/s/ CORRINE L. SCARPELLO
Corrine L. Scarpello
Chief Financial Officer and Secretary

Dated this 10th day of November, 2010

Supertel Hospitality, Inc., and Subsidiaries

Exhibits

Exhibit No.	Description

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer