Form 10-K
period 2010-12-31
SUPERTEL HOSPITALITY INC
filed 2011-03-16
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $25.9 million based on the $1.40 closing price as reported on the Nasdaq Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2011
Common Stock, $.01 par value per share	22,917,509 shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2011.

PART I

Item 1.	Business

References to “we”, “our”, “us” and “Company” refer to Supertel Hospitality, Inc., including, as the context requires, its direct and indirect subsidiaries.

(a) Description of Business

Overview

We are a self-administered real estate investment trust (REIT), and through our subsidiaries, as of December 31, 2010 we owned 106 limited service hotels in 23 states. Our hotels operate under several national franchise and independent brands.

Our significant events for 2010 include:

•	The Company issued an aggregate of 598,803 shares of Supertel common stock and 299,403 warrants in a private offering for aggregate gross proceeds of $1.0 million in cash;

•	We sold nine hotels for gross proceeds of $11.7 million and used the net proceeds to pay off the underlying mortgages and for operations;

•	We raised $480,000 from a standby equity distribution agreement;

•	Non cash impairment charges of $8.2 million were booked against hotels sold, held for sale, and held for use; and

•

As of December 31, 2010, we had 18 hotels classified as held for sale with a total net book value of $34.4 million. Gross proceeds from the sales are expected to be $37.8 million, and net proceeds will be used to pay off the underlying mortgages with remaining cash used for operations.

Additionally, in March 2011, the maturity date of our credit facility with Wells Fargo Bank was extended from March 12, 2011 to September 30, 2011.

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

(c) Narrative Description of Business

General At December 31, 2010, we owned, through our subsidiaries, 106 hotels in 23 states. The hotels are operated by Royco Hotels (95 hotels) and HLC (11 hotels).

Mission Statement Our primary objective is to consistently generate a competitive rate of return for our shareholders through a disciplined approach to real estate investing.

Sale of Hotels We may undertake the sale of one or more of the hotels from time to time in response to changes in market conditions, our current or projected return on our investment in the hotels or other factors which we deem relevant. During the year 2008, two hotels were sold, with none of our hotels being classified as held for sale as of December 31, 2008; during the year 2009, eight of our hotels were sold and 19 properties were held for sale as of December 31, 2009; and during the year 2010, nine of our hotels were sold and 18 properties were held for sale as of December 31, 2010.

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

Internal Growth Strategy We seek to grow internally through improvements to our hotel operating results, principally through increased occupancy and average daily rates, and through reductions in operating expenses. Thus, internally generated cash flow and any residual cash flow, together with cash flow from external financing sources, will principally be used to fund ongoing capital improvements, including furniture, fixtures and equipment, to our hotels and to meet general corporate and other working capital needs as well as payment of dividends.

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

Royco Hotels Management Fee Royco Hotels manages 95 of the hotels we owned at December 31, 2010. Royco Hotels receives a monthly base management fee and an incentive management fee, if certain financial thresholds are met or exceeded. The management agreement provides for monthly base management fees and absorbing additional operating expenses as follows:

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

Royco Hotels Term and Termination The management agreement expires on December 31, 2011 and, unless Royco Hotels elects not to extend the term, the term of the agreement will be extended to December 31, 2016 if (i) Royco Hotels achieves average annual net operating income (“NOI”) of at least 10% of our total investment in the hotels during the four fiscal years ending December 31, 2010 and (ii) Royco Hotels does not default prior to

December 31, 2011.

The management agreement may be terminated as follows:

•	either of us may terminate the management agreement if NOI is not at least 8.5% of our total investment in the hotels or if we undergo a change of control;

•	we may terminate the agreement if Royco Hotels undergoes a change of control;

•	we may terminate the agreement if tax laws change to allow a hotel REIT to self manage its properties; and

•	by the non-defaulting party in the event of a default that has not been cured within the cure period.

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

In 2009 and 2010, NOI as a percentage of total hotel investment was less than 8.5%. Additionally, one of the conditions for an automatic extension of the management agreement is that an average annual NOI target of at least 10% is achieved during the four years ending December 31, 2010. Annual NOI as a percentage of total hotel investment has not exceeded 10% in 2007, 2008, 2009 and 2010.

During the fourth quarter of 2010, we solicited bids from hotel management companies to manage our hotels. We expect to complete our review process, and make our decision, if any, on a manager or managers for our hotels during the first half of 2011.

We have been advised by Royco Hotels that it believes our potential termination / nonrenewal of Royco Hotels is a breach of the management agreement between us and Royco Hotels. On December 15, 2010, Royco Hotels filed a complaint against Supertel in the District Court of Douglas County, Nebraska alleging breach of the management agreement and other complaints related to the solicitation of bids from other management companies, and seeking alleged damages. Royco Hotels has not met the NOI conditions of the agreement and consequently we do not believe that we have breached the management agreement or that any damages are due to Royco Hotels. Royco Hotels continues to manage our hotels under the management agreement.

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

HLC Management Fee The hotel management agreement with HLC, as amended July 15, 2008, provides for HLC to operate and manage our eleven Masters Inn hotels through December 31, 2011. The agreement provides for HLC to receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

Franchise Affiliation

Our 106 hotels owned at December 31, 2010 operate under the following national and independent brands:

Franchise Brand	Number of Hotels
Super 8 (1)	44
Comfort Inn/Comfort Suites (2)	21
Hampton Inn (3)	2
Holiday Inn Express (4)	1
Sleep Inn (2)	2
Days Inn (1)	10
Ramada Limited (1)	1
Guest House Inn/Guesthouse Inn and Suites (5)	2
Supertel Inn (6)	1
Savannah Suites (7)	7
Masters Inn (6)	11
Tara Inn (8)	1
Baymont Inn(1)	1
Key West Inns (9)	1
Quality Inn (2)	1

106

(1)	Super 8®, Ramada Limited®, Days Inn®, and Baymont Inn® are registered trademarks of Wyndham Worldwide.
(2)	Comfort Inn® , Comfort Suites®, Sleep Inn®, and Quality Inn® are registered trademarks of Choice Hotels International, Inc.
(3)	Hampton Inn® is a registered trademark of Hilton Hotels Corporation.
(4)	Holiday Inn Express® is a registered trademark of Six Continents Hotels, Inc.
(5)	Guesthouse® is a registered trademark of Guesthouse International Franchise Systems, Inc.
(6)	Supertel Inn® and Masters Inn® are registered trademarks of Supertel Hospitality, Inc.
(7)	Savannah Suites® is a registered trademark of Guest House Inn Corp.
(8)	Tara Inn & Suites is a registered trade name of Supertel Limited Partnership.
(9)	Key West Inn® is a registered trademark of Key West Inns.

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

Employees

At December 31, 2010, we had 16 employees. At December 31, 2010 Royco Hotels, manager of 95 of our hotels, and HLC, manager of 11 of our hotels, had workforces of approximately 1,468 and 196 employees, respectively, which are dedicated to the operation of the hotels.

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

Risks Related to Our Business

The current economy has negatively impacted the hotel industry and our business.

The current difficulties in the credit markets, a soft economy and apprehension among consumers have negatively impacted the hotel industry and our business. In recent years, the slowing economy has caused a softening in business travel, especially among construction-related workers, a particularly strong guest group for many of our hotels. Accordingly, our financial results and growth could be harmed if the economic slowdown continues for a significant period or becomes worse.

The weak economy may impact our current borrowings.

As discussed in “Liquidity and Capital Resources” below and Note 6 of our financial statements contained herein, during March 2011 we asked for and received waivers of certain covenants from lenders. If our plans to meet our liquidity requirements in the weak economy are not successful, we may violate our future loan covenants. If we violate covenants in our indebtedness agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on favorable terms, if at all.

The impact of the weak economy on lenders may impact our future borrowings.

The weakness of the national economy has increased the financial instability of some lenders. As a result, we expect lenders may continue to maintain tight lending standards, which could make it more difficult for us to obtain future revolving credit facilities on terms similar to the terms of our current revolving credit facilities or to obtain long-term financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to obtain cost-effective financing.

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

Litigation with our primary hotel manager and any transition to one or more new managers could disrupt our hotel operations and present other risks.

During the fourth quarter of 2010, we solicited bids from hotel management companies to manage our hotels. We expect to complete our review process, and make a decision, if any, on a manager or managers for our hotels during the first half of 2011.

Our management agreement with Royco Hotels, the manager of a majority of our hotels, terminates on December 31, 2011, and is subject to an automatic five-year extension thereafter if certain conditions are met. In addition, provisions in the management agreement permit either party to terminate the management agreement on 60 days notice if a net operating income (“NOI”) target of 8.5% of total investment in hotels is not achieved for a fiscal year. In 2009 and 2010, NOI as a percentage of total hotel investment was less than 8.5%. Additionally, one of the conditions for an automatic extension of the management agreement is that an average annual NOI target of at least 10% is achieved during the four years ending December 31, 2010. Annual NOI as a percentage of total hotel investment has not exceeded 10% in 2007, 2008, 2009 and 2010.

We have been advised by Royco Hotels that it believes our potential termination / nonrenewal of Royco Hotels is a breach of the management agreement between us and Royco Hotels. On December 15, 2010, Royco Hotels filed a complaint against us in the District Court of Douglas County, Nebraska alleging breach of the management agreement and other complaints related to the solicitation of bids from other management companies, and seeking alleged damages. Royco Hotels has not met the NOI conditions of the agreement and consequently we do not believe that we have breached the management agreement or that any damages are due to Royco Hotels. Royco Hotels continues to manage our hotels under the management agreement.

We may experience decreased occupancy and other significant disruptions at our hotels and in our operations generally due to the litigation with Royco Hotels and transition to one or more new hotel managers. In addition, any new hotel managers may operate other hotels that may compete with our hotels or divert attention away from the management of our hotels, may require management agreements with terms that are not favorable to us and may not be successful in managing our hotels.

Current economic conditions have adversely affected the valuation of our hotels which may result in further impairment charges on our properties.

We analyze our assets for impairment when events or circumstances occur that indicate an asset’s carrying value may not be recoverable. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value. Our operating results for 2010 and 2009 included $8.2 million and $24.1 million, respectively, of impairment charges related to our hotels sold, held for sale, and held for use. As a result of continued economic weakness, we may incur additional impairment charges, which will negatively affect our results of operations. We can provide no assurance that any impairment loss recognized would not be material to our results of operations.

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

Under the terms of the management agreements between TRS Lessee and Royco Hotels and HLC, our ability to participate in operating decisions regarding the hotels is limited. We depend on Royco Hotels and HLC to adequately operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force Royco Hotels or HLC to change their methods of operation of our hotels. We can only seek redress if a management company violates the terms of the management agreement with TRS Lessee, and then only to the extent of the remedies provided for under the terms of the applicable management agreement. If any of the foregoing occurs at franchised hotels, our relationship with the franchisors may be damaged, and we may be in breach of one or more of our franchise agreements. Additionally, in the event that we need to replace a management company, we may experience decreased occupancy and other significant disruptions at our hotels and in our operations generally.

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

The capital markets are weakened as a consequence of the weak economy. Although we will continue to carefully evaluate and discuss both buying and selling opportunities, debt and equity financing could be a challenge to obtain for acquisitions and dispositions of hotels.

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

Any decreases in hotel revenues or increases in operating expenses could have a material adverse effect on our earnings and cash flow.

Our debt service obligations could adversely affect our operating results, may require us to liquidate our properties and limit our ability to make distributions to our stockholders.

We seek to maintain a total stabilized debt level of no more than 40% to 55% of our aggregate property investment at cost. We, however, may change or eliminate this target at any time without the approval of our stockholders. At January 31, 2011, our debt to property investment was approximately 52.3%. In the future, we and our subsidiaries may incur substantial additional debt, including secured debt. Incurring such debt could subject us to many risks, including the risks that:

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

Approximately $23.3 million of the Company’s debt is scheduled to mature in 2011. If we do not have sufficient funds to repay our debt at maturity, we intend to refinance this debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our hotel properties on disadvantageous terms, potentially resulting in losses adversely affecting cash flow from operating activities. In addition, we may place mortgages on our hotel properties to secure our line of credit or other debt. To the extent we cannot meet these debt service obligations, we risk losing some or all of those properties to foreclosure. Additionally, our debt covenants could impair our planned strategies and, if violated, result in a default of our debt obligations.

Higher interest rates could increase debt service requirements on our floating rate debt and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities or other purposes. At January 31, 2011, approximately 25.3% of our debt had floating rates. We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to “hedge” against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

Our ability to make distributions on our common and preferred stock is subject to fluctuations in our financial performance, operating results and capital improvement requirements.

As a REIT, we generally are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction, each year to our stockholders. Downturns in our operating results and financial performance or unanticipated capital improvements to our hotel properties may affect our ability to declare or pay distributions to our stockholders. Further, we may not generate sufficient cash in order to fund distributions to our stockholders, which may require us to sell assets or borrow money to satisfy the REIT distribution requirements.

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

We file quarterly loan compliance certificates with certain of our lenders. Weakness in the economy, and the lodging industry at large, may result in our non-compliance with our loan covenants. Such non-compliance with our loan covenants may result in our lenders restricting the use of our operating funds for capital improvements to our existing hotels, including improvements required by our franchise agreements or calling the debt. We cannot assure you that our loan covenants will permit us to maintain our historic business strategy.

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

Eighty six of our hotels operate under third party franchise agreements and we are subject to the risks of concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to any one of our particular brands. Risks associated with our brands could adversely affect our lease revenues and the amounts available for distribution to our shareholders.

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

If Royco Hotels, HLC, or any other hotel managers that we engage fails to materially comply with the terms of the management agreement, we have the right to terminate the management agreement. Upon termination, we would have to find another manager to manage the property. We cannot operate the hotels directly due to federal income tax restrictions. We cannot assure you that we would be able to find another manager or that, if another manager were found, we would be able to enter into a new management agreement favorable to us. In addition, any new manager may operate other hotels that may compete with our hotels or divert attention away from the management of our hotels and may not be successful in managing our hotels. Our franchisors may require us to make substantial capital improvements to the hotels prior to their approval, if required, of a new manager. There would be disruption during any change of hotel management that could adversely affect our operating results and reduce our distributions to our shareholders. For example, we are currently involved in litigation with Royco Hotels and may transition to one or more new hotel managers. Information and risks related to our litigation with Royco Hotels and transition to one or more new managers is discussed above in the risk factor titled “Litigation with our primary hotel manager and any transition to one or more new managers could disrupt our hotel operations and present other risks.”

We may not be able to sell hotels on favorable terms.

We sold nine hotels in 2010, and we sold eight hotels in 2009. At December 31, 2010, we have eighteen hotel properties held for sale. We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our disposition strategy. In the event that we cannot fully execute our disposition strategy or realize the benefits therefrom, we may not be able to satisfy our liquidity needs (including meeting our debt service obligations) and will not be able to fully execute our growth strategy.

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

We depend on key personnel.

We depend on the efforts and expertise of our executive officers to drive our day-to-day operations and strategic business direction. The loss of any of their services could have an adverse effect on our operations. Our ability to replace key individuals may be difficult because of the limited number of individuals with the breadth of skills and experience needed to excel in the hotel industry. There can be no assurance that we would be able to hire, train, retain or motivate such individuals.

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

Investment Concentration in Particular Segments of Single Industry

Our current investment strategy, adopted in 2009 as a response to near term and projected long term market trends, is to acquire interests in well-located, midscale properties with national flags, while divesting underperforming and/or non-branded hotels. Our entire business is hotel-related. Therefore, a downturn in the hotel industry in general will have a material adverse effect on our lease revenues and amounts available for distribution to our shareholders.

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

For the twelve months ended December 31, 2010, we spent approximately $4.3 million for capital improvements to our hotels.

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

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. Legislation enacted in 2003, 2006, and 2010 generally reduced the maximum rate of tax applicable to individuals, trusts and estates on dividend income from regular C corporations to 15.0% through 2012. This reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and stockholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs do not qualify for the dividend tax reduction because, as a result of the dividends paid deduction to which REITs are entitled, REITs generally do not pay corporate level tax on income that they distribute to stockholders. As a result of that legislation, individual, trust, and estate investors could view stocks of non-REIT corporations as more attractive relative to shares of REITs than was the case previously because the dividends paid by non-REIT corporations are subject to lower tax rates for such investors.

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

We may be subject to the 100% prohibited transaction tax on the gain recognized on the hotels we sold.

A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We undertook specific disposition programs beginning in 2001 (that included the sale of 23 hotels through December 31, 2004) and 2008 (that included the sale of nineteen hotels through December 31, 2010). We held the disposed hotels for an average period of nine years and did not acquire the hotels for purposes of resale. Accordingly, we do not believe any of those hotels were held primarily for sale in the ordinary course of our trade or business. However, if the Internal Revenue Service would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

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

Our Company headquarters is located in Norfolk, Nebraska in an office building owned by us. The following table sets forth certain information with respect to the hotels owned by us as of December 31, 2010:

Hotel Brand	Rooms	Hotel Brand	Rooms	Hotel Brand	Rooms
Super 8		Baymont Inn		Holiday Inn Express
Aksarben-Omaha, NE	73	Brooks, KY	65	Harlan, KY	62
Antigo, WI	52	Comfort Inn /Comfort Suites		Key West Inns
Batesville, AR	49	Alexandria, VA	150	Key Largo, FL	40
Billings, MT	106	Beacon Marina-Solomons, MD	60	Masters Inn
Boise, ID	108	Chambersburg, PA	63	Charleston, SC	150
Burlington, IA	62	Culpeper, VA	49	Columbia, SC (I26)	112
Clarinda, IA	40	Dover, DE	64	Columbia, SC (Knox Abbott)	109
Clinton, IA	62	Erlanger, KY	145	Doraville, GA	88
Columbus, GA	74	Farmville, VA	51	Garden City, GA	128
Columbus, NE	63	Fayetteville, NC	120	Marietta, GA	87
Cornhusker—Lincoln, NE	133	Fort Wayne, IN	127	Mt. Pleasant, SC	119
Creston, IA	121	Glasgow, KY	60	Seffner, FL (East Tampa)	120
El Dorado, KS	49	Lafayette, IN	62	Tampa, FL (Fairgrounds)	127
Fayetteville, AR	83	Louisville, KY	69	Tucker, GA	107
Ft. Madison, IA	40	Marion, IN	62	Tuscaloosa, AL	151
Green Bay, WI	83	Minocqua, WI	51	Quality Inn
Hays, KS	76	Morgantown, WV	80	Danville, KY	63
Iowa City, IA	84	New Castle, PA	79	Ramada Limited
Jefferson City, MO	77	Princeton, WV	51	Ellenton, FL	73
Keokuk, IA	61	Rocky Mount, VA	61	Savannah Suites
Kirksville, MO	61	Sheboygan, WI	59	Augusta, GA	172
Manhattan, KS	85	South Bend, IN	135	Chamblee, GA	120
Menomonie, WI	81	Warsaw, IN	71	Greenville, SC	170
Moberly, MO	60	Days Inn		Jonesboro, GA	172
Mt. Pleasant, IA	55	Alexandria, VA	200	Pine Street - Atlanta, GA	164
Muscatine, IA	63	Ashland, KY	63	Savannah, GA	160
Norfolk, NE	64	Bossier City, LA	176	Stone Mountain, GA	140
O’Neill, NE	72	Farmville, VA	59	Sleep Inn
Omaha, NE	116	Fredericksburg, VA (North)	120	Louisville, KY	63
Pella, IA	40	Fredericksburg, VA (South)	156	Omaha, NE	90
Pittsburg, KS	64	Glasgow, KY	59	Supertel Inn
Portage, WI	61	Shreveport, LA	148	Creston, IA	41
Sedalia, MO	87	Sioux Falls, SD (Airport)	86	Tara Inn & Suites
Shawano, WI	55	Sioux Falls, SD (Empire)	79	Jonesboro, GA	127

Storm Lake, IA	59	Guest House Inn		Total	9,355

Terre Haute, IN	117	Ellenton, FL	63
Tomah, WI	65	Jackson, TN	114
Watertown, SD	57	Hampton Inn
Wayne, NE	40	Cleveland, TN	59
West “O”—Lincoln, NE	82	Shelby, NC	76
West Dodge—Omaha, NE	101
West Plains, MO	49
Wichita—(Park City), KS	59
Wichita, KS	119

Additional property information is found in Item 8 Schedule III of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

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

Plaintiffs are seeking to recover for damages arising out of physical and mental injury, lost wages, pain and suffering, past and future medical expenses and punitive or exemplary damages. At this time, the Company has reached agreement to settle the claims, subject to court approval for certain minor plaintiffs, and one settlement has been paid. The settlements were made with authorization from the insurers and the Company has recorded a liability for the amount of the unpaid claims and a receivable reflecting recoverability of the claim from the insurers.

The Company’s management agreement with Royco Hotels, the manager of a majority of the Company’s hotels, terminates on December 31, 2011, and is subject to an automatic five year extension thereafter if certain conditions are met. In addition, provisions in the management agreement permit either party to terminate the management agreement on 60 days notice if a net operating income (“NOI”) target of 8.5% of total investment in hotels is not achieved for a fiscal year. In 2009 and 2010, NOI as a percentage of total hotel investment was less than 8.5%. Additionally, one of the conditions for an automatic extension of the management agreement is that an average annual NOI target of at least 10% is achieved during the four years ending December 31, 2010. Annual NOI as a percentage of total hotel investment has not exceeded 10% in 2007, 2008, 2009 and 2010.

During the fourth quarter of 2010, the Company solicited bids from hotel management companies to manage the Company’s hotels. The Company expects to complete its review process, and make its decision, if any, on a manager or managers for its hotels during the first half of 2011.

The Company has been advised by Royco Hotels that it believes the Company’s potential termination / nonrenewal of Royco Hotels is a breach of the management agreement between the Company and Royco Hotels. On December 15, 2010, Royco Hotels filed a complaint against Supertel in the District Court of Douglas County, Nebraska alleging breach of the management agreement and other complaints related to the solicitation of bids from other management companies, and seeking alleged damages. Royco Hotels has not met the NOI conditions of the agreement and consequently the Company does not believe that it has breached the management agreement or that any damages are due to Royco Hotels. Royco Hotels continues to manage our hotels under the management agreement.

Item 4.	(Removed and Reserved)

Executive Officers of the Company as of March 7, 2011

The following are executive officers of the Company as of March 7, 2011:

Kelly A. Walters, Director, President and Chief Executive Officer. Mr. Walters joined the Company and became President and Chief Executive Officer on April 14, 2009 as the successor to Paul Schulte, the firm’s co-founder and then president. Mr. Walters, age 50, is a former Senior Vice President for North Dakota-based Investors Real Estate Trust (IRET), a self-advised equity real estate investment trust. Prior to IRET, he was Senior Vice President and Chief Investment Officer of Omaha based Magnum Resources, Inc., a privately held real estate investment and operating company. Preceding Magnum Resources, Walters was an officer and senior portfolio manager at Brown Brothers Harriman & Company in Chicago. He also held investment positions with Peter Kiewit

Sons’ Inc. He holds a B.S.B.A. degree in banking and finance from the University of Nebraska at Omaha and an EMBA from the University of Nebraska.

Corrine L. Scarpello, Senior Vice President and Chief Financial Officer. Ms. Scarpello became Chief Financial Officer of the Company on August 31, 2009. She joined the Company in November 2005 having worked for a year as a consultant for the Company and its management company. Ms. Scarpello, age 56, previously worked for Mutual of Omaha for 17 years, serving as the Vice President of Accounting and Administration for a subsidiary and as Manager in their mergers and acquisitions department. Ms. Scarpello also has accounting and auditing experience with PricewaterhouseCoopers (formerly Coopers and Lybrand) and is a CPA. Ms. Scarpello is currently a director of Nature Technology Corp., a biotech company. Ms. Scarpello is a graduate of the University of Nebraska at Omaha.

Steven C. Gilbert, Senior Vice President and Chief Operating Officer. Mr. Gilbert joined the Company as Senior Vice President of CAP-EX in July 2001 and became Chief Operating Officer on August 27, 2009. Mr. Gilbert, age 62, had previously served as Senior Vice President of CAP-EX for Humphrey Hospitality Management, Inc. (1999-2001) and for old Supertel Hospitality, Inc. (1991-1999). Mr. Gilbert worked in various sales, purchasing and construction management positions prior to joining old Supertel Hospitality, Inc. in 1991.

David L. Walter, Senior Vice President and Treasurer. Mr. Walter joined the Company as Controller, September 1, 2004. Mr. Walter, age 63, previously served as a Vice President and Controller of Emprise Financial Corporation since March 1998. The position was managing the accounting department for the holding company and four bank charters. Mr. Walter also served the prior 26 years in Banking as Vice President, Treasurer and Controller, in functions of lending, appraising and accounting. Mr. Walter is a graduate of Newman University, Wichita, Kansas, with a Bachelor of Science in Business.

PART II

Item 5.	Market for the Registrant’s Common Equity / Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The common stock trades on the Nasdaq Global Market under the symbol “SPPR.” The closing sales price for the common stock on February 21, 2011 was $1.88 per share. The table below sets forth the high and low sales prices per share reported on the Nasdaq Global Market for the periods indicated.

	Supertel Hospitality, Inc. Common Stock
	High	Low
2009
First Quarter	$2.10	$0.82
Second Quarter	$1.85	$0.83
Third Quarter	$2.35	$1.47
Fourth Quarter	$2.24	$1.31
2010
First Quarter	$1.97	$1.41
Second Quarter	$2.22	$1.40
Third Quarter	$1.60	$1.14
Fourth Quarter	$2.00	$1.20

(b) Holders

As of February 21, 2011, the approximate number of holders of record of the common stock was 128 and the approximate number of beneficial owners was 3,903.

(c) Dividends

No dividends on common stock were paid for 2009 and 2010. The actual amount of future dividends will be determined by the board of directors based on the actual results of operations, economic conditions, capital expenditure requirements and other factors that the board of directors deems relevant.

PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock for the period December 31, 2005 through December 31, 2010, with the cumulative total return on the SNL securities Hotel REIT Index (“Hotel REITs Index”) and the NASDAQ Composite (“NASDAQ—Total US Index”) for the same period. The Hotel REITs Index is comprised of publicly traded REITs that focus on investments in hotel properties. The NASDAQ Composite is comprised of all United States common shares traded on the NASDAQ Stock Market (previously titled NASDAQ—Total US). The comparison assumes a starting investment of $100 on December 31, 2005 in our common stock and in each of the indices shown, and assumes that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

Source : SNL Financial LC, Charlottesville, VA

© 2011

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

(In thousands, except per share data)	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
Operating data (1):
Room rentals and other hotel services (2)	$84,114	$81,570	$90,996	$82,412	$63,335

Net earnings (loss) from continuing operations	(5,477)	(11,044)	2,094	2,746	2,441
Discontinued operations	(5,125)	(16,481)	5,165	1,669	1,614

Net earnings (loss)	(10,602)	(27,525)	7,259	4,415	4,055
Noncontrolling interest	17	130	(603)	(337)	(334)

Net earnings (loss) attributable to controlling interests	(10,585)	(27,395)	6,656	4,078	3,721
Preferred stock dividends	(1,474)	(1,474)	(1,160)	(948)	(1,215)
Net earnings (loss) attributable to common shareholders	(12,059)	(28,869)	5,496	3,130	2,506

Adjusted EBITDA (3)	11,573	(1,916)	35,784	29,230	20,883

FFO (4)	(1,627)	(16,892)	14,897	15,358	11,189

Weighted average number of shares outstanding:

basic	22,556	21,647	20,840	20,197	12,261

diluted for EPS calculation	22,556	21,647	20,840	20,217	12,272

diluted for FFO per share calculation	22,556	21,647	22,346	22,343	14,960

Net earnings per common share from continuing operations—basic	(0.31)	(0.58)	0.03	0.07	0.08
Net earnings per common share from discontinued operations—basic	(0.22)	(0.75)	0.23	0.08	0.12

Net earnings per common share basic	(0.53)	(1.33)	0.26	0.15	0.20

Net earnings per common share diluted	(0.53)	(1.33)	0.26	0.15	0.20

FFO per share—basic	(0.07)	(0.78)	0.71	0.76	0.91

FFO without impairment, a non-cash item, per share—basic	0.29	0.34	0.73	0.76	0.91

FFO per share—diluted	(0.07)	(0.78)	0.70	0.73	0.83

FFO without impairment, a non-cash item, per share—diluted	0.29	0.34	0.71	0.73	0.83

Total assets	256,644	274,395	321,477	311,025	202,148
Total debt	175,010	189,513	202,806	196,840	94,878
Net cash flow:
Provided by operating activities	7,672	6,101	20,605	16,640	13,558
Provided (used) by investing activities	6,865	12,025	(22,558)	(104,153)	(49,633)
Provided (used) by financing activities	(14,632)	(18,410)	1,499	83,243	40,348

Dividends per share (5)	—	—	0.4625	0.48	0.405

Reconciliation of Weighted average number of shares for EPS diluted to FFO diluted:
EPS diluted shares	22,556	21,647	20,840	20,217	12,272
Common stock issuable upon exercise or conversion of:
Warrants	—	—	—	8	—
Series A Preferred Stock (6)	—	—	1,506	2,118	2,688

FFO diluted shares	22,556	21,647	22,346	22,343	14,960

(In thousands, except per share data)	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
RECONCILIATION OF NET EARNINGS (LOSS) TO ADJUSTED EBITDA
Net earnings (loss) available to common shareholders	$(12,059)	$(28,869)	$5,496	$3,130	$2,506
Interest, including discontinued operations	12,224	13,015	13,848	12,908	8,255
Income tax benefit, including discontinued operations	(1,757)	(1,647)	(305)	(304)	(107)
Depreciation and amortization, including discontinued operations	11,708	14,241	14,982	12,211	8,680

EBITDA	10,116	(3,260)	34,021	27,945	19,334
Noncontrolling interest	(17)	(130)	603	337	334
Preferred stock dividend	1,474	1,474	1,160	948	1,215

Adjusted EBITDA	$11,573	$(1,916)	$35,784	$29,230	$20,883

RECONCILIATION OF NET EARNINGS (LOSS) TO FFO
Net earnings (loss) available to common shareholders	$(12,059)	$(28,869)	$5,496	$3,130	$2,506
Depreciation and amortization, including discontinued operations	11,708	14,241	14,982	12,211	8,680
Net (gain) loss on disposition of continuing and discontinued assets	(1,276)	(2,264)	(5,581)	17	3

FFO available to common shareholders	$(1,627)	$(16,892)	$14,897	$15,358	$11,189

Impairment	8,198	24,148	250	—	—

FFO without impairment, a non-cash item (7)	$6,571	$7,256	$15,147	$15,358	$11,189

(1)	Revenues for all periods exclude revenues from hotels sold or classified as held for sale, which are classified in discontinued operations in the statements of operations.

(2)	Hotel revenues include room and other revenues from the operations of the hotels.

(3)	Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though Adjusted EBITDA also does not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we also add back preferred stock dividends and noncontrolling interests, which are cash charges.

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

(5)	Represents dividends declared by us. The 2008 fourth quarter dividend of $0.08 was paid in February 2009, and was reported as a component of 2009 dividend payments for income tax purposes (representing $0.053 capital gain distribution and $0.027 nondividend distribution).

(6)	The conversion rights of the Series A preferred stock were cancelled as of February 20, 2009.

(7)	FFO without impairment, a non-cash item (“FFO without impairment”)

FFO without impairment is a non-GAAP financial measure. As a result of a significant downturn in hotel and lodging fundamentals that took place in 2008 and 2009 and the related decrease in hotel and real estate valuations, we decided that FFO available to common shareholders did not provide all of the information that allows us to better evaluate our operating performance.

To arrive at FFO without impairment, we adjust FFO available to common shareholders, to exclude the following items:

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

However, we believe that as the financial markets stabilize, the potential for impairment charges of our hotel properties will diminish. We believe FFO without impairment provides investors with an additional measure to evaluate our operating performance as we emerge from this period of fundamental disruption in the global financial and real estate markets.

We analyze our operating performance primarily by revenues from our hotel properties, net of operating, administrative and financing expenses which are not directly impacted by short term fluctuations in the market value of our hotel properties. As a result, although these non-cash impairment charges have had a material impact on our financial results and are reflected in our financial statements, the removal of the effects of these items allows us to better understand the core operating performance of our properties.

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

Overview

We are a self-administered REIT, and through our subsidiaries, we owned 106 limited service hotels in 23 states at December 31, 2010. Our hotels operate under several national franchise and independent brands.

Our significant events for 2010 include:

•	The Company issued an aggregate of 598,803 shares of Supertel common stock and 299,403 warrants in a private offering for aggregate gross proceeds of $1.0 million in cash;

•	We sold nine hotels for gross proceeds of $11.7 million and used the net proceeds to pay off the underlying mortgages and for operations;

•	We raised $480,000 from a standby equity distribution agreement;

•	Non cash impairment charges of $8.2 million were booked against hotel properties; and

•

As of December 31, 2010, we had 18 hotels classified as held for sale with a total net book value of $34.4 million. Gross proceeds from the sales are expected to be $37.8 million, and net proceeds will be used to pay off the underlying mortgages with remaining cash used for operations.

Additionally, in March 2011, the maturity date of our credit facility with Wells Fargo Bank was extended from March 12, 2011 to September 30, 2011.

As of December 31, 2010, the Company had 18 hotels classified as held for sale. At the beginning of 2010, the Company had 19 hotels held for sale and during the year classified an additional nine hotels as held for sale. Nine of these hotels were sold during 2010, and one of the hotels was reclassified as held for use. The reclassification of this hotel was due to changes in the property’s market condition. Since our previously filed financial statements, in addition to the hotel reclassified as held for use, two hotels were classified as held for sale. The impact of these changes was to increase income from continuing operations by $0.4 million and $0.3 million for the years ended 2009 and 2008 compared to the previously filed financial statements.

The Company’s management agreement with Royco Hotels, the manager of a majority of the Company’s hotels, terminates on December 31, 2011, and is subject to an automatic five year extension thereafter if certain conditions are met. In addition, provisions in the management agreement permit either party to terminate the management agreement on 60 days notice if a net operating income (“NOI”) target of 8.5% of total investment in hotels is not achieved for a fiscal year. In 2009 and 2010, NOI as a percentage of total hotel investment was less than 8.5%. Additionally, one of the conditions for an automatic extension of the management agreement is that an average annual NOI target of at least 10% is achieved during the four years ending December 31, 2010. Annual NOI as a percentage of total hotel investment has not exceeded 10% in 2007, 2008, 2009, and 2010.

During the fourth quarter of 2010, the Company solicited bids from hotel management companies to manage the Company’s hotels. The Company expects to complete its review process, and make its decision, if any, on a manager or managers for its hotels during the first half of 2011.

The Company has been advised by Royco Hotels that it believes the Company’s potential termination / nonrenewal of Royco Hotels is a breach of the management agreement between the Company and Royco Hotels. On December 15, 2010, Royco Hotels filed a complaint against Supertel in the District Court of Douglas County, Nebraska alleging breach of the management agreement and other complaints related to the solicitation of bids from other management companies, and seeking alleged damages. Royco Hotels has not met the NOI conditions of the agreement and consequently the Company does not believe that it has breached the management agreement or that any damages are due to Royco Hotels. Royco Hotels continues to manage our hotels under the management agreement.

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

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2010 and 2009, and results of operations for the years ended December 31, 2010, 2009 and 2008, and should be read along with the consolidated financial statements and related notes.

RevPAR, ADR and Occupancy

The following table presents our revenue per available room (“RevPAR”), average daily rate (“ADR”) and occupancy by region for 2010 and 2009, respectively. The comparisons of same store operations are for 88 hotels owned and held in continuing operations as of January 1, 2009.

	2010				2009
Same Store Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$31.75	65.0%	$48.85	214	$31.96	62.1%	$51.50
West North Central	2,511	27.95	58.7%	47.61	2,511	28.80	60.0%	48.02
East North Central	964	36.83	60.3%	61.11	964	36.04	57.2%	63.07
Middle Atlantic/New England	142	41.43	71.1%	58.30	142	38.90	58.9%	66.04
South Atlantic	2,369	28.72	68.2%	42.10	2,369	26.61	58.4%	45.56
East South Central	677	34.60	56.8%	60.91	677	32.99	54.1%	61.01
West South Central	456	29.78	68.8%	43.31	456	25.84	56.9%	45.38

Total Same Store Hotels	7,333	$30.47	62.9%	$48.47	7,333	$29.54	58.4%	$50.57

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

The following table presents our RevPAR, ADR and occupancy by franchise affiliation for 2010 and 2009, respectively. The comparisons of same store operations are for 88 hotels owned and held in continuing operations as of January 1, 2009.

	2010				2009
Same Store Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale w/o F&B *
Comfort Inn/ Comfort Suites	1,524	$41.90	62.7%	$66.81	1,524	$39.97	56.6%	$70.60
Hampton Inn	135	48.62	65.4%	74.35	135	43.62	58.9%	74.01
Sleep Inn	153	32.70	51.7%	63.28	153	32.18	50.4%	63.81
Guesthouse Inn	177	18.26	43.6%	41.86	177	16.94	36.0%	46.99
Other Midscale (1)	263	35.79	58.7%	60.97	263	35.10	58.4%	60.06

Total Midscale w/o F&B *	2,252	$39.11	60.2%	$65.01	2,252	$37.28	54.9%	$67.87

Economy
Days Inn	870	33.33	67.1%	49.70	870	29.70	55.2%	53.83
Super 8	3,032	27.48	59.3%	46.31	3,032	28.26	60.1%	46.99
Other Economy (2)	81	48.42	60.3%	80.35	81	50.11	58.4%	85.88

Total Economy	3,983	$29.18	61.0%	$47.81	3,983	$29.02	59.0%	$49.17

Total Same Store Midscale/Economy	6,235	$32.77	60.7%	$53.96	6,235	$32.00	57.5%	$55.62

Extended Stay (3)	1,098	17.41	75.0%	23.21	1,098	15.53	63.3%	24.52

Total Same Store Hotels	7,333	$30.47	62.9%	$48.47	7,333	$29.54	58.4%	$50.57

1	Includes Ramada Limited, Baymont Inn, Quality Inn, and Holiday Inn Express brands
2	Includes Key West Inns and non franchised independent hotels
3	Includes Savannah Suites

*	“w/o F & B” indicates without food and beverage

Results of Operations

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2010			2009			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$84,114	$18,266	$102,380	$81,570	$23,924	$105,494	$2,544
Hotel and property operations expenses	(64,241)	(16,252)	(80,493)	(60,985)	(20,862)	(81,847)	(3,256)
Interest expense	(9,702)	(2,522)	(12,224)	(9,581)	(3,434)	(13,015)	(121)
Depreciation and amortization expense	(11,011)	(697)	(11,708)	(11,405)	(2,836)	(14,241)	394
General and administrative expenses	(3,443)	(71)	(3,514)	(3,813)	—	(3,813)	370
Impairment losses	(2,147)	(6,051)	(8,198)	(7,399)	(16,749)	(24,148)	5,252
Net gains (losses) on dispositions of assets	(66)	1,342	1,276	(114)	2,378	2,264	48
Other income	122	—	122	134	—	134	(12)
Income tax benefit (expense)	897	860	1,757	549	1,098	1,647	348

	$(5,477)	$(5,125)	$(10,602)	$(11,044)	$(16,481)	$(27,525)	$5,567

Revenues and Operating Expenses

Loss from continuing operations for the twelve months ended December 31, 2010 was $(5.5) million, compared to loss from continuing operations of $(11.0) million for 2009. After recognition of discontinued operations, noncontrolling interests and dividends for preferred stock shareholders, the net loss attributable to common shareholders was $(12.1) million or $(0.53) per diluted share, for the year ended December 31, 2010, compared to net loss attributable to common shareholders of $(28.9) million or $(1.33) per diluted share for 2009.

During 2010 revenues from continuing operations increased $2.5 million, or 3.1 percent. This increase is primarily due to the ongoing economic recovery.

We refer to our entire portfolio as limited service hotels, which we further describe as midscale without food and beverage hotels, economy hotels and extended stay hotels. The same store portfolio used for comparison of the twelve months ending 2010 over the same period of 2009 consists of the 88 hotels in continuing operations that were owned by the company as of January 1, 2009. The Company’s 51 same-store economy hotels reflected a 0.6 percent increase in RevPAR to $29.18 in 2010 with a 3.4 percent increase in occupancy to 61.0 percent and a decrease in ADR of 2.8 percent. The Company’s 30 same-store midscale without food and beverage hotels experienced a 4.9 percent increase in RevPAR. Occupancy rose 9.7 percent and ADR was down 4.2 percent to $65.01. The extended stay hotels are economy hotels with significantly lower ADR and RevPAR than other limited service hotels. RevPAR for the seven same-store extended stay hotels was up 12.1 percent from the prior year to $17.41. Occupancy rose 18.5 percent, and ADR decreased 5.3 percent to $23.21. The total same-store portfolio of 88 hotels for the year ended 2010, compared with the prior year, had a 3.1 percent rise in RevPAR with a 7.7 percent increase in occupancy, and a 4.2 percent decrease in ADR.

Hotel and property operations expenses from continuing operations for the year ended 2010 increased $3.3 million or 5.3 percent. The majority of the variance is caused by increased expenses due to higher occupancy, with payroll expense up $1.1 million, franchise-related fees up $0.8 million, utilities expense up $0.5 million, supplies expense up $0.4 million and repairs and maintenance up $0.4 million.

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense from continuing operations increased by $0.1 million, due primarily to an increase in the interest rate on the revolving line of credit with Great Western Bank. The depreciation and amortization expense from continuing operations decreased $0.4 million for 2010 over 2009, which was caused by an overall decrease in capital expenditures during recent years. The general and administration expense from continuing operations for 2010 is down $0.4 million or 9.7 percent compared to 2009. The primary driver for this decrease is a reduction in salaries and wages caused by management changes and retirement, partially offset by an increase in professional fees.

Impairment Losses

In 2010 we had $2.1 million of impairment losses in continuing operations and $6.1 million of impairment losses in discontinued operations for the year. In 2009 we had $7.4 million of impairment losses in continuing operations and $16.7 million of impairment losses in discontinued operations for the year. Discontinued operations consist of hotels held for sale at December 31, 2010 or sold during 2009 or 2010. See Note 5 in the footnotes to the consolidated financial statements for additional information including a discussion of our impairment analysis of our hotels assets.

The impairment losses consisted of the following:

	2010			2009
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Impairment losses, held for use	2,147	—	2,147	7,399	—	7,399
Impairment losses, held for sale	—	6,546	6,546	—	13,355	13,355
Impairment losses, sold	—	421	421	—	3,461	3,461
Impairment recovery	—	(916)	(916)	—	(67)	(67)

	$2,147	$6,051	$8,198	$7,399	$16,749	$24,148

Dispositions

In 2010, the net losses on dispositions of assets in continuing operations remained essentially unchanged from the prior year. In 2010, discontinued operations reflected a $1.3 million gain on the disposition of assets. Of this, net gains of $1.4 million are attributable to properties that have been sold; while $0.1 million of net losses on the sale of assets are attributable to assets held for sale. In 2009, we recognized net losses of approximately $0.1 million on the disposition of furniture, fixtures, and equipment in the normal course of continuing operations. Discontinued operations in 2009 included gains of $2.5 million on properties sold in 2009, offset by $0.1 million of net losses on assets held for sale.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from our taxable REIT subsidiary, the TRS Lessee. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax benefit is a result of TRS Lessee’s losses for the years ended December 31, 2010 and 2009. The income tax benefit will vary based on the taxable earnings or loss of the TRS Lessee, a C corporation.

The income tax benefit from continuing operations increased by approximately $0.3 million during 2010 compared to the year ago period, due to an increased loss from continuing operations by the TRS Lessee in 2010.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2009			2008			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$81,570	$23,924	$105,494	$90,996	$33,989	$124,985	$(9,426)
Hotel and property operations expenses	(60,985)	(20,862)	(81,847)	(64,529)	(26,436)	(90,965)	3,544
Interest expense	(9,581)	(3,434)	(13,015)	(9,906)	(3,942)	(13,848)	325
Depreciation and amortization expense	(11,405)	(2,836)	(14,241)	(11,081)	(3,901)	(14,982)	(324)
General and administrative expenses	(3,813)	—	(3,813)	(3,696)	—	(3,696)	(117)
Impairment losses	(7,399)	(16,749)	(24,148)	—	(250)	(250)	(7,399)
Net gains (losses) on dispositions of assets	(114)	2,378	2,264	1	5,580	5,581	(115)
Other income	134	—	134	129	—	129	5
Income tax benefit (expense)	549	1,098	1,647	180	125	305	369

	$(11,044)	$(16,481)	$(27,525)	$2,094	$5,165	$7,259	$(13,138)

Revenues and Operating Expenses

Loss from continuing operations for the twelve months ended December 31, 2009 reflected $(11.0) million, compared to net earnings of $2.1 million for 2008. After recognition of discontinued operations, noncontrolling interest and dividends for preferred stock shareholders, the net earnings (loss) attributable to common shareholders reflected $(28.9) million or $(1.33) per diluted share, for the year ended December 31, 2009, compared to $5.5 million or $0.26 per diluted share for 2008.

During 2009 revenues from continuing operations decreased $9.4 million or 10.4 percent. This decrease is primarily due to the effects of the economic downturn. The same store portfolio used for comparison of the twelve months ending 2009 over the same period of 2008 consists of 88 hotels in continuing operations that were owned by the company as of January 1, 2008, including nine of ten hotels purchased January 2, 2008. The Company’s 51 same-store economy hotels posted a 9.1 percent decrease in RevPAR to $29.02 in 2009 with an 8.2 percent decrease in occupancy to 59.0 percent, and a 1.0 percent decrease in ADR from $49.67 to $49.17. The Company’s 30 same-store midscale without food and beverage hotels had a 12.2 percent decrease in RevPAR and a 7.9 percent decrease in occupancy. ADR was $67.87, down 4.7 percent from 2008. The extended stay hotels are economy hotels with significantly lower ADR and RevPAR than other limited service hotels. RevPAR for the seven same store extended stay hotels was down 4.8 percent from the prior year to $15.53. Occupancy was down 2.5 percent, and ADR decreased 2.4 percent to $24.52. The total same-store portfolio of 88 hotels for the year ended 2009, compared with the prior year, had a 10.0 percent decrease in RevPAR and a 7.2 percent decrease in occupancy. ADR was down 3.1 percent from the prior year.

Hotel and property operations expenses from continuing operations for the year ended 2009 decreased $3.5 million or 5.5 percent. The decrease in occupancy was responsible for the majority of the variance, with franchise related fees down $1.1 million, payroll related expenses down $1.0 million, utilities costs down $0.5 million, supplies down $0.4 million, and management fees down $0.4 million in relation to the decreased revenue.

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense from continuing operations decreased by $0.3 million, due primarily to lower interest rates on variable rate debt. The depreciation and amortization expense from continuing operations increased $0.3 million for 2009 over 2008, which was caused by capital improvements to the hotels. The general and administration expense from continuing operations for 2009 rose $0.1 million or 3.2 percent compared to 2008. The primary driver for this increase is an increase in payroll expense for severance pay, partially offset by a decrease in professional fees.

Impairment Losses

See the discussion above regarding impairment charges for 2009. For 2008, we recorded an impairment charge of $0.3 million on two held for sale hotels which were subsequently sold in 2009.

Dispositions

In 2009 we recognized net losses of approximately $0.1 on the disposition of furniture, fixtures, and equipment in the normal course of continuing operations. Discontinued operations in 2009 included gains of $2.5 million on properties sold in 2009, offset by $0.1 million of net losses on assets held for sale. Discontinued operations in 2008 included gains of $5.6 million on the sale of two properties.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from our taxable REIT subsidiary, the TRS Lessee. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax benefit is a result of TRS Lessee’s losses for the year ended December 31, 2009 and 2008. The income tax benefit will vary based on the taxable earnings of the TRS Lessee, a C corporation. The income tax benefit from continuing operations increased by approximately $0.4 million during 2009 compared to the prior period, due to an increased loss from continuing operations by the TRS Lessee in 2009 compared to 2008.

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

The Company’s operating performance, as well as its liquidity position, has been and continues to be negatively affected by recent economic conditions, many of which are beyond our control. The Company anticipates that these adverse economic conditions will improve somewhat over the next year; however, in addition to our operating performance, the other sources described below will be essential to our liquidity and financial position.

Our business requires continued access to adequate capital to fund our liquidity needs. In 2010, the Company reviewed its entire portfolio, identified properties considered non-core and developed timetables for disposal of those assets deemed non-core. We focused on improving our liquidity through cash generating asset sales and disposition of assets that are not generating cash at levels consistent with our investment principles. In 2011, our foremost priorities continue to be preserving and generating capital sufficient to fund our liquidity needs. Given the deterioration and uncertainty in the economy and financial markets, management believes that access to conventional sources of capital will be challenging and management has planned accordingly. We are also working to proactively address challenges to our short-term and long-term liquidity position.

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

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The 18 properties held for sale as of December 31, 2010 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

We are actively marketing the 18 properties held for sale, which we anticipate will result in the elimination of $30.4 million of debt and generate an expected $5.2 million of proceeds for operations. We continue to receive strong interest in our 18 held for sale properties. The marketing process has been affected by deteriorating economic conditions and we have experienced some decreases in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

•	whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

•	whether potential buyers will be able to secure financing; and

•	the length of time needed to find a buyer and to close the sale of a property.

On March 26, 2010, we entered into a Standby Equity Distribution Agreement (SEDA) with Yorkville Advisors and, as of December 31, 2010, we have sold 316,384 shares resulting in net proceeds of $480,000 which were used for corporate purposes.

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

The Company’s credit facility with Wells Fargo Bank ($5.3 million balance at December 31, 2010), previously due on March 12, 2011, has been extended to September 30, 2011. Also, the Company’s note payable to First National Bank of Omaha ($0.8 million balance at December 31, 2010), previously due on February 1, 2011, has been extended to March 1, 2012. The Company’s other 2011 maturities (at December 31, 2010) consist of approximately $5.4 million of principal amortization on mortgage loans and $11.8 million payable to Great Western Bank pursuant to a term loan that matures in December 2011. The Company intends to refinance or repay these 2011 maturities using its existing lines of credit, other financing, funds from operations or proceeds from the sale of hotels. If the Company is unable to repay or refinance its debt as it becomes due, then its lenders have the ability to take control of its encumbered hotel assets.

The Company is also required to meet various financial covenants required by its existing lenders. If the Company’s future financial performance fails to meet these financial covenants, then its lenders also have the ability to take control of its encumbered hotel assets. Defaults with lenders due to failure to repay or refinance debt when due or failure to comply with financial covenants could also result in defaults under our credit facilities with Great Western Bank and Wells Fargo Bank. Our Great Western Bank and Wells Fargo Bank credit facilities contain cross-default provisions which would allow Great Western Bank and Wells Fargo Bank to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements. The Company believes it has the ability to repay its indebtedness when due with cash generated from operations, sales of hotels, refinancings or the issuance of stock, while at the same time continuing to be a substantial owner of limited service and economy hotels. If the economic environment does not improve in 2011, the Company’s plans and actions may not be sufficient and could lead to possibly failing financial debt covenant requirements.

No common stock dividends were declared during 2010. The Board of Directors continues to monitor requirements to maintain the Company’s REIT status on a quarterly basis.

Financing

At December 31, 2010, we had long-term debt of $144.6 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 4.1 years and a weighted average interest rate of 6.19%. The weighted average fixed rate was 6.9%, and the weighted average variable rate was 4.6%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due in 2011 irrespective of whether the notes and mortgages evidencing such debt mature in 2011. Aggregate annual principal payments on debt associated with assets held for use for the next five years and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
2011	$30,316	$15,186	$45,502
2012	127	57,723	57,850
2013	—	3,498	3,498
2014	—	4,228	4,228
2015	—	15,278	15,278
Thereafter	—	48,654	48,654

	$30,443	$144,567	$175,010

At December 31, 2010, the Company had $23.3 million of long-term debt associated with assets held for use and debt associated with assets held for sale which matures in 2011 pursuant to the notes and mortgages evidencing such debt. These 2011 maturities consist of:

•	a $11.8 million balance on a term loan with Great Western Bank;

•	a $5.3 million balance on the credit facility with Wells Fargo Bank;

•	a $0.8 million note payable to First National Bank of Omaha; and

•	$5.4 million of principal amortization on mortgage loans.

In March 2011, the maturity date of our credit facility with Wells Fargo Bank was extended to September 30, 2011, and the maturity date of our note payable to First National Bank of Omaha was extended to March 1, 2012. The loans with Great Western Bank and Wells Fargo Bank are expected to be refinanced or repaid using our existing lines of credit, other financing, cash flows from operations or proceeds from the sale of hotels. However, certain of these alternatives are not within our control. We expect to fund the principal amortization on mortgage loans through cash flows from operations and the sale of hotels.

The remaining $22.2 million of debt due in 2011 (at December 31, 2010), as set forth in the table above, is associated with assets held for sale. This debt matures at the time of sale and is expected to be funded from the proceeds of such sales.

In January 2010, we sold our Comfort Inn located in Dublin, VA (99 rooms) for approximately $2.75 million with a negligible gain. A portion of these funds were used to pay off the Company’s borrowings from Village Bank, with the remaining $1.7 million of funds used to reduce the revolving line of credit with Great Western Bank.

In January 2010, the Company borrowed $0.8 million from First National Bank of Omaha. In March 2011, the maturity date of the note was extended to March 1, 2012. The note bears interest at 4% over the one month LIBOR with a floor of 5%. The borrowings were used to fund operations.

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

In June 2010, we paid off the $1.95 million note from Elkhorn Valley Bank, using funds from the revolving line of credit with Great Western Bank. In January 2011, we reborrowed the $1.95 million from Elkhorn Valley Bank. The maturity date of the note is October 1, 2011.

In July 2010, we sold our Super 8 hotel in Parsons, KS (48 rooms) for approximately $1.1 million, with a $0.1 million gain. The funds were used to reduce the balance of our revolving line of credit with Great Western Bank.

In August 2010, our credit facility with Wells Fargo Bank was amended to require maintenance of a consolidated loan to value ratio that does not exceed 85% and a minimum tangible net worth which exceeds $65 million, in each case, through the maturity of the credit facility. The amendment also: (a) extended the maturity date from August 12, 2010 to March 12, 2011; (b) required a $1.8 million principal payment (which we funded from the revolving line of credit with Great Western Bank) in exchange for a release of the deeds of trust securing the Super 8 and Supertel Inn hotels located in Neosho, Missouri; and (c) increased the interest rate from LIBOR plus 3.5% (subject to a 4.0% floor) to LIBOR plus 5.0% (subject to a 5.5% floor). In March 2011, the credit facility was also amended to: (a) require maintenance of a minimum tangible net worth which exceeds $50 million through the maturity of the credit facility; (b) extend the maturity date from March 12, 2011 to September 30, 2011; and (c) decrease the interest rate from LIBOR plus 5.0% (subject to a 5.5% floor) to LIBOR plus 4.0% (subject to a 4.5% floor).

In October 2010, we sold three hotels in Missouri (two in Neosho and one in Jane) with an aggregate of 150 rooms for approximately $2.6 million. The net proceeds were used to reduce the balance of our revolving line of credit with Great Western Bank and reduce the balance of our credit facility with Wells Fargo Bank.

In October 2010, we sold a Super 8 (101 rooms) located in Lenexa, Kansas for approximately $2.1 million.

The funds were used to reduce the balance of our revolving line of credit and a term loan with Great Western Bank.

In November 2010, we sold a Masters Inn (120 rooms) located in Augusta, Georgia for approximately $1.1 million. The net proceeds were used to reduce the balance of a loan with General Electric Capital Corporation.

The key financial covenants for certain of our loan agreements and compliance calculations as of December 31, 2010 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement). As of December 31, 2010, we were either in compliance with the financial covenants or obtained waivers for non-compliance (as discussed below). As a result, we are not in default of any of our loans.

(dollar amounts in thousands) Great Western Bank Covenants	December 31, 2010 Requirement		December 31, 2010 Calculation
Consolidated debt service coverage ratio calculated as follows:	≥	1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements			$(10,602)
Net adjustments per loan agreement			$32,478

Adjusted NOI per loan agreement(A)			$21,876

Interest expense per financial statements-continuing operations			$9,702
Interest expense per financial statements-discontinued operations			$2,522

Total interest expense per financial statements			$12,224

Net adjustments per loan agreement			$5,861

Debt service per loan agreement (B)			$18,085

Consolidated debt service coverage ratio			1.21:1

Loan-specific debt service coverage ratio calculated as follows:	≥	1.20:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements			$(10,602)
Net adjustments per loan agreement			$14,828

Adjusted NOI per loan agreement (A)			$4,226

Interest expense per financial statements-continuing operations			$9,702
Interest expense per financial statements-discontinued operations			$2,522

Total interest expense per financial statements			$12,224

Net adjustments per loan agreement			$(8,606)

Debt service per loan agreement (B)			$3,618

Loan-specific debt service coverage ratio			1.17:1

Great Western Bank Covenants – continued	December 31, 2010 Requirement	December 31, 2010 Calculation
Consolidated loan to value ratio calculated as follows:	≤70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$175,010
Value (B)		$300,406

Consolidated loan to value ratio		58.3%

Loan-specific loan to value ratio calculated as follows:	≤70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$37,176
Value (B)		$60,227

Loan-specific loan to value ratio		61.7%

The Great Western Bank credit facilities also require that we not pay dividends in excess of 75% of our funds from operations per year. On March 10, 2011, we received a waiver from Great Western Bank for non-compliance with the loan-specific debt service coverage ratio covenant set forth in the table above as of December 31, 2010.

The credit facilities with Great Western Bank were amended on March 15, 2011 to require maintenance of consolidated and loan-specific debt service coverage ratios of at least 1.05 to 1, tested quarterly, from December 31, 2010 through the maturity of the credit facilities. The credit facilities continue to require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, from December 31, 2010 through the maturity of the credit facilities.

The Great Western Bank amendment also: (a) modifies the borrowing base so that the loans available to us under the credit facilities may not exceed the lesser of (i) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (ii) an amount that would result in a loan-specific debt service coverage ratio of less than 1.05 to 1 from December 31, 2010 through December 31, 2011 and 1.50 to 1 from January 1, 2012 through the maturity of the credit facilities; (b) maintains the interest rate on the revolving credit portion of the credit facilities at 5.50% from March 15, 2011 through December 31, 2011 and prime (subject to a 5.50% floor rate) from January 1, 2012 through the maturity of the credit facilities; and (c) gives Great Western Bank the option to increase the interest rates of the credit facilities up to 4.00% any time after January 1, 2012.

(dollar amounts in thousands) Wells Fargo Bank Covenants	December 31, 2010 Requirement	December 31, 2010 Calculation

Consolidated loan to value ratio calculated as follows:	≤85.0%
Loan balance (A) / Value (B)
Loan balance (A)		$175,010
Value (B)		$225,152

Consolidated loan to value ratio		77.7%

Consolidated tangible net worth calculated as follows:	>$65 million
Consolidated shareholder equity (A) – Intangible assets (B)
Total shareholders’ equity per financial statements		$55,394
Redeemable noncontrolling interest per financial statements		$511
Noncontrolling interest in consolidated partnership		$335
Redeemable preferred stock per financial statements		$7,662

Consolidated shareholder equity (A)		$63,902
Intangible assets (B)		$0

Consolidated tangible net worth		$63,902

Wells Fargo Bank Covenants - continued	December 31, 2010 Requirement	December 31, 2010 Calculation
Consolidated fixed charge coverage ratio calculated as follows:	≥0.80:1 before preferred dividends
EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(10,602)
Net adjustments per loan agreement		$28,959

EBITDA per loan agreement (A)		$18,357

Interest expense per financial statements-continuing operations		$9,702
Interest expense per financial statements-discontinued operations		$2,522

Total interest expense per financial statements		$12,224

Net adjustments per loan agreement		$6,594

Fixed charges per loan agreement (B)		$18,818

Consolidated fixed charge coverage ratio		0.98:1

Consolidated fixed charge coverage ratio calculated as follows:	≥0.75:1 after preferred dividends
EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(10,602)
Net adjustments per loan agreement		$28,959

EBITDA per loan agreement (A)		$18,357

Interest expense per financial statements-continuing operations		$9,702
Interest expense per financial statements-discontinued operations		$2,522

Total interest expense per financial statements		$12,224

Net adjustments per loan agreement		$5,120

Fixed charges per loan agreement (B)		$17,344

Consolidated fixed charge coverage ratio		1.06:1

Our credit facility with Wells Fargo Bank was amended on August 12, 2010 to require maintenance of a consolidated loan to value ratio that does not exceed 85% and a minimum tangible net worth which exceeds $65 million, in each case, through the maturity of the credit facility. The amendment also: (a) extended the maturity date from August 12, 2010 to March 12, 2011; (b) required a $1.8 million principal payment (which we funded from the revolving line of credit with Great Western Bank) in exchange for a release of the deeds of trust securing the Super 8 and Supertel Inn hotels located in Neosho, Missouri; and (c) increased the interest rate from LIBOR plus 3.5% (subject to a 4.0% floor) to LIBOR plus 5.0% (subject to a 5.5% floor). On March 11, 2011, the Company received a waiver from Wells Fargo Bank for non-compliance with the consolidated tangible net worth covenant set forth in the table above as of December 31, 2010. In connection with the waiver, the credit facility was amended on March 11, 2011 to require maintenance of a minimum tangible net worth which exceeds $50 million through the maturity of the credit facility. The amendment also: (a) extended the maturity date from March 12, 2011 to September 30, 2011; and (b) decreased the interest rate from LIBOR plus 5.0% (subject to a 5.5% floor) to LIBOR plus 4.0% (subject to a 4.5% floor).

(dollar amounts in thousands) GE Covenants	December 31, 2010 Requirement	December 31, 2010 Calculation
Loan-specific total adjusted EBITDA calculated as follows:	≥$3.9 million
Net loss per financial statements		$(10,602)
Net adjustments per loan agreement		$16,242

Loan-specific total adjusted EBITDA		$5,640

Consolidated debt service coverage ratio calculated as follows:	≥1.05:1
Adjusted EBITDA (A) / Debt service (B)
Net loss per financial statements		$(10,602)
Net adjustments per loan agreement		$36,163

Adjusted EBITDA per loan agreement (A)		$25,561

Interest expense per financial statements- continuing operations		$9,702
Interest expense per financial statements- discontinued operations		$2,522

Total interest expense per financial statements		$12,224

Net adjustments per loan agreement		$5,120

Debt service per loan agreement (B)		$17,344

Consolidated debt service coverage ratio		1.47:1

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

Acquisition of Hotels

There were no acquisitions made during 2010 or 2009.

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

Disposition of Hotels

Sale Date 2010	Hotel Location	Brand	Rooms	Sale Price (millions)
January	Dublin, VA	Comfort Inn	99	$2.75
June	Kingdom City, MO	Super 8	60	1.20
June	Cave City, MO	Masters Inn	97	0.80
July	Parsons, KS	Super 8	48	1.10
October	Neosho, MO	Booneslick	47	1.00
October	Jane, MO	Booneslick	45	0.60
October	Neosho, MO	Super 8	58	1.00
October	Lenexa, KS	Super 8	101	2.10
November	Augusta, GA	Masters Inn	120	1.10

			675	$11.65

In 2009 a total of eight hotels with 674 rooms were sold for $17.2 million. In 2008 we sold two hotels with 160 rooms for approximately $12.0 million. Sale proceeds were used to reduce debt.

Redemption of Preferred Operating Partnership Units

We own, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 99% general partnership interest in Supertel Limited Partnership, through which we own 50 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 1% is held by limited partners who transferred property interests to us in return for limited partnership interests in Supertel Limited Partnership. These limited partners hold, as of December 31, 2010, 158,161 common operating partnership units and 51,035 preferred operating partnership units. Each limited partner of Supertel Limited Partnership may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common or preferred units, at any time after a specified period following the date he or she acquired the units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, in our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock.

The preferred units are convertible by the holders into common units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2010. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership. Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2011 their right to have units redeemed at $10 per unit. All holders elected to extend until October 24, 2011. In October 2009, 126,751 units were redeemed at $10 each. The holders of the remaining 51,035 units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit. There were 17,824 preferred operating partnership units redeemed during the year ended December 31, 2008.

Contractual Obligations

Below is a summary of certain obligations from continuing operations that will require capital (in thousands) as of December 31, 2010:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including interest	$176,175	$23,857	$72,463	$27,221	$52,634
Land leases	5,282	105	219	225	4,733

Total contractual obligations	$181,457	$23,962	$72,682	$27,446	$57,367

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

At year end the Company applies a second analysis on the entire held for use portfolio. The analysis estimates the expected future cash flows to identify any property whose carrying amount potentially exceeded the recoverable value. (Note that at the end of each quarter, this analysis is performed only on those properties identified in the 15% change analysis). In performing this year end analysis, the Company makes the following assumptions:

•	Holding periods range from three to five years, for non-core assets, and ten years for those assets considered as core.

•

Cash flow from trailing twelve months for the individual properties multiplied by the holding period as noted above. The Company did not assume growth rates on cash flows as part of its step one analysis.

•	A revenue multiplier for the terminal value based on an average of historical sales from a leading industry broker of like properties was applied according to the assigned holding period.

During the 12 months ended December 31, 2010, a trigger event as described in ASC 360-10-35 occurred for one of our held for use hotels. During the three months ended June 30, 2010, the analysis above was used to determine that a trigger event had occurred for one held for use property in which the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. The property was then tested to determine if the carrying amount was recoverable. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment—Overall—Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for

Recoverability, the Company uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition. In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotel were determined by management, based on discussions with our asset management group and our third party management companies. The property was then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment—Overall—Implementation. In this analysis, the Company completed a detailed review of the hotel’s market conditions and future prospects, which incorporated specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. Based on the results of this analysis, it was determined that the Company’s investment in the subject property was not fully recoverable; accordingly, impairment was recognized.

To determine the amount of impairment on the property identified above, in accordance with FASB ASC 360-10-55, the Company calculated the excess of the carrying value of the property in comparison to its fair market value as of June 30, 2010. Based on this calculation, the Company determined total impairment of $2.1 million existed as of June 30, 2010 on the held for use asset previously noted. Fair market value was determined by multiplying trailing 12 months revenue for the property by a revenue multiplier that was determined based on the Company’s experience with hotel sales in the current year as well as available industry information. As the fair market value of the property impaired for the year ending December 31, 2010, was determined in part by management estimates, a reasonable possibility exists that future changes to inputs and assumptions could affect the accuracy of management’s estimates and such future changes could lead to further possible impairment in the future. No additional held for use hotels were determined to be impaired during the 12 months ended December 31, 2010.

In accordance with ASC 360-10-35 Property Plant and Equipment—Overall—Subsequent Measurement, the Company determines the fair value of an asset held for sale based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales.

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

Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and for net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the need for a valuation allowance must consider positive and negative evidence, and the weight given to the potential effects of such positive and negative evidence is based on the extent to which it can be objectively verified.

Related to accounting for uncertainty in income taxes, we follow a process by which the likelihood of a tax position is gauged based upon the technical merits of the position, perform a subsequent measurement related to the maximum benefit and the degree of likelihood, and determine the amount of benefit to be recognized in the financial statements, if any.

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

Management monitors our interest rate risk closely. The table below presents the annual maturities, weighted average interest rates on outstanding debt, excluding debt related to hotel properties held for sale, at the end of each year and fair values required to evaluate the expected cash flows under debt and related agreements, and our sensitivity to interest rate changes at December 31, 2010. Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate Debt	$10,012	$40,915	$2,443	$3,130	$14,136	$30,694	$101,330	$105,535
Average Interest Rate	6.96%	7.09%	6.93%	6.92%	6.93%	7.23%	7.01%	—

Variable Rate Debt	$5,174	$16,808	$1,056	$1,098	$1,141	$17,960	$43,237	$43,237
Average Interest Rate	4.69%	4.08%	3.87%	3.87%	3.87%	3.87%	4.13%	—

As the table incorporates only those exposures that exist as of December 31, 2010, it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise after December 31, 2010.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.1 million annually. This assumes that the amount outstanding under the Company’s held for use variable rate debt remains at $43.2 million, the balance as of December 31, 2010.

Item 8.	Financial Statements and Supplementary Data

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Supertel Hospitality, Inc.:

We have audited the accompanying consolidated balance sheets of Supertel Hospitality, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supertel Hospitality, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Omaha, Nebraska

March 16, 2011

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	December 31, 2010	December 31, 2009
ASSETS
Investments in hotel properties	$295,907	$295,393
Less accumulated depreciation	90,086	80,265

	205,821	215,128

Cash and cash equivalents	333	428
Accounts receivable, net of allowance for doubtful accounts of $133 and $95	1,717	2,043
Prepaid expenses and other assets	13,372	4,779
Deferred financing costs, net	988	1,414
Investment in hotel properties held for sale	34,413	50,603

	$256,644	$274,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$17,732	$10,340
Debt related to hotel properties held for sale	30,443	37,634
Long-term debt	144,567	151,879

	192,742	199,853

Redeemable noncontrolling interest in consolidated partnership, at redemption value	511	511
Redeemable preferred stock
Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

SHAREHOLDERS’ EQUITY
Preferred stock, 40,000,000 shares authorized; Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
Common stock, $.01 par value, 100,000,000 shares authorized; 22,917,509 and 22,002,322 shares outstanding	229	220
Common stock warrants	252	—
Additional paid-in capital	121,384	120,153
Distributions in excess of retained earnings	(66,479)	(54,420)

Total shareholder equity	55,394	65,961
Noncontrolling interest in consolidated partnership, redemption value $250 and $237	335	408

Total equity	55,729	66,369

	$256,644	$274,395

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
REVENUES
Room rentals and other hotel services	$84,114	$81,570	$90,996

EXPENSES
Hotel and property operations	64,241	60,985	64,529
Depreciation and amortization	11,011	11,405	11,081
General and administrative	3,443	3,813	3,696

	78,695	76,203	79,306

EARNINGS BEFORE NET GAINS (LOSSES) ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST, IMPAIRMENT LOSSES, NONCONTROLLING INTEREST AND INCOME TAX BENEFIT	5,419	5,367	11,690

Net gains (losses) on dispositions of assets	(66)	(114)	1
Other income	122	134	129
Interest	(9,702)	(9,581)	(9,906)
Impairment losses	(2,147)	(7,399)	—

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(6,374)	(11,593)	1,914

Income tax benefit	(897)	(549)	(180)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(5,477)	(11,044)	2,094

Earnings (loss) from discontinued operations	(5,125)	(16,481)	5,165

NET EARNINGS (LOSS)	(10,602)	(27,525)	7,259

Noncontrolling interest income (expense)	17	130	(603)

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	(10,585)	(27,395)	6,656

Preferred stock dividend	(1,474)	(1,474)	(1,160)

NET EARNINGS (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(12,059)	$(28,869)	$5,496

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations	$(0.31)	$(0.58)	$0.03
EPS from discontinued operations	$(0.22)	$(0.75)	$0.23

EPS Basic and Diluted	$(0.53)	$(1.33)	$0.26

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS
Income from continuing operations, net of tax	$(6,965)	$(12,559)	$671
Discontinued operations, net of tax	(5,094)	(16,310)	4,825

Net earnings (loss)	$(12,059)	$(28,869)	$5,496

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Years ended December 31, 2010, 2009, and 2008
	Preferred	Common Stock	Common	Additional Paid-	Distributions in Excess of	Total Shareholder	Noncontrolling	Total
	Stock	Warrants	Stock	In Capital	Retained Earnings	Equity	Interest	Equity
Balance at January 1, 2008	$9	$—	$207	$112,792	$(21,402)	$91,606	$8,222	$99,828

Partner Draws	—	—	—	—	—	—	(572)	(572)
Issuance of OP Units	—	—	—	—	—	—	26	26
Deferred compensation	—	—	—	12	—	12	—	12
Dividend Reinvestment Plan	—	—	—	1	—	1	—	1
Conversion of Preferred Stock	(1)	—	2	(1)	—	—	—	—
Common dividends—$0.4625 per share	—	—	—	—	(9,645)	(9,645)	—	(9,645)
Preferred dividends	—	—	—	—	(1,160)	(1,160)	—	(1,160)
Net earnings	—	—	—	—	6,656	6,656	388	7,044

Balance at December 31, 2008	$8	$—	$209	$112,804	$(25,551)	$87,470	$8,064	$95,534

Deferred compensation	—	—	—	6	—	6	—	6
Conversion of OP Units	—	—	11	7,343	—	7,354	(7,354)	—
Preferred dividends	—	—	—	—	(1,474)	(1,474)	—	(1,474)
Net loss	—	—	—	—	(27,395)	(27,395)	(302)	(27,697)

Balance at December 31, 2009	$8	$—	$220	$120,153	$(54,420)	$65,961	$408	$66,369

Deferred compensation	—	—	—	30	—	30	—	30
Common stock offerings	—	252	9	1,201	—	1,462	—	1,462
Preferred dividends	—	—	—	—	(1,474)	(1,474)	—	(1,474)
Net loss	—	—	—	—	(10,585)	(10,585)	(73)	(10,658)

Balance at December 31, 2010	$8	$252	$229	$121,384	$(66,479)	$55,394	$335	$55,729

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(10,602)	$(27,525)	$7,259
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	11,708	14,241	14,979
Amortization of intangible assets and deferred financing costs	487	595	569
Net gains on dispositions of assets	(1,276)	(2,264)	(5,581)
Amortization of stock option expense	30	6	12
Provision for impairment loss	8,198	24,148	250
Changes in operating assets and liabilities:
(Increase) decrease in assets	(8,267)	(1,525)	1,720
Increase (decrease) in liabilities	7,394	(1,575)	1,397

Net cash provided by operating activities	7,672	6,101	20,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(4,344)	(4,484)	(11,227)
Acquisition and development of hotel properties	—	—	(22,903)
Proceeds from sale of hotel assets	11,209	16,509	11,572

Net cash (used) provided by investing activities	6,865	12,025	(22,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(61)	(431)	(199)
Principal payments on long-term debt	(16,920)	(28,834)	(19,565)
Proceeds from long-term debt	2,417	15,541	26,467
Redemption of operating partnership units	—	(1,267)	(178)
Distributions to minority partners	(56)	(271)	(846)
Preferred stock offering	—	—	7,662
Common stock offering	1,462	—	(72)
Dividends paid	(1,474)	(3,148)	(11,770)

Net cash (used) provided by financing activities	(14,632)	(18,410)	1,499

Decrease in cash and cash equivalents	(95)	(284)	(454)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	428	712	1,166

CASH AND CASH EQUIVALENTS, END OF YEAR	$333	$428	$712

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$11,795	$12,487	$13,379

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends declared	$1,474	$1,474	$10,805

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies

Description of Business

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 96 properties with the exception of furniture, fixtures and equipment on 72 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in Supertel Limited Partnership and at December 31, 2010 owned approximately 99% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At December 31, 2010, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC. References to “we”, “our”, and “us” herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of December 31, 2010, the Company owned 106 limited service hotels and one office building. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels, Inc (“Royco Hotels”), and HLC Hotels, Inc. (“HLC”).

The hotel management agreement, as amended, between TRS Lessee and Royco Hotels, the manager of 95 of the Company’s hotels, provides for Royco Hotels to operate and manage the hotels through December 31, 2011, with extension to December 31, 2016 upon achievement of average annual net operating income of at least 10% of the Company’s investment in the hotels. Under the agreement, Royco Hotels receives a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increase above thresholds that range from up to $75 million to over $100 million, and, an annual incentive fee of 10% of up to the first $1.0 million of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1.0 million.

On May 16, 2007, Supertel Limited Partnership acquired 15 hotels which are operated under the Masters Inn name. Three of these hotels were sold in 2009, and one was sold in 2010. In connection with the acquisition, TRS entered into a management agreement with HLC, an affiliate of the sellers of the hotels. The management agreement, as amended, provides for HLC to operate and manage the remaining 11 hotels through December 31, 2011 and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

The management agreements generally require TRS Lessee to fund debt service, working capital needs, capital expenditures and third-party operating expenses for Royco Hotels and HLC excluding those expenses not related to the operation of the hotels. TRS Lessee is responsible for

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

obtaining and maintaining insurance policies with respect to the hotels.

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

Because of the adverse conditions that exist in the real estate markets, as well as the credit and financial markets, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change. Specifically as it relates to the Company’s business, the recent economic conditions are expected to continue to negatively affect the Company’s operating performance, as well as its liquidity position.

Liquidity

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

The Company’s operating performance, as well as its liquidity position, has been and continues to be negatively affected by recent economic conditions, many of which are beyond our control. The Company anticipates that these adverse economic conditions will improve somewhat over the next year; however, in addition to our operating performance, the other sources described below will be essential to our liquidity and financial position.

Our business requires continued access to adequate capital to fund our liquidity needs. In 2010, the Company reviewed its entire portfolio, identified properties considered non-core and developed timetables for disposal of those assets deemed non-core. We focused on improving our liquidity through cash generating asset sales and disposition of assets that are not generating cash at levels consistent with our investment principles. In 2011, our foremost priorities continue to be preserving and generating capital sufficient to fund our liquidity needs. Given the deterioration and uncertainty in the economy and financial markets, management believes that access to conventional sources of capital will be challenging and management has planned accordingly. We are also working to proactively address challenges to our short-term and long-term liquidity position.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

These sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate cash from these sources, we may have liquidity-related capital shortfalls and will be exposed to default risks. While we believe that we will have adequate capital for our near–term uses, significant issues with access to the liquidity sources identified above could lead to our insolvency.

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was potential upside when hotel fundamentals return to stabilized levels. The 18 properties held for sale as of December 31, 2010 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

We are actively marketing the 18 properties held for sale, which we anticipate will result in the elimination of $30.4 million of debt and generate an expected $5.2 million of proceeds for operations. We continue to receive strong interest in our 18 held for sale properties. The marketing process has been affected by deteriorating economic conditions and we have experienced some decreases in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

•	whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

•	whether potential buyers will be able to secure financing; and

•	the length of time needed to find a buyer and to close the sale of a property.

On March 26, 2010, we entered into a Standby Equity Distribution Agreement (SEDA) with Yorkville Advisors and, as of December 31, 2010, we have sold 316,384 shares resulting in net proceeds of $480,000 which were used for corporate purposes.

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

The Company’s credit facility with Wells Fargo Bank ($5.3 million balance at December 31, 2010), previously due on March 12, 2011, has been extended to September 30, 2011. Also, the Company’s note payable to First National Bank of Omaha ($0.8 million balance at December 31, 2010), previously due on February 1, 2011, has been extended to March 1, 2012. The Company’s other 2011 maturities (at December 31, 2010) consist of approximately $5.4 million of principal amortization on mortgage loans and $11.8 million payable to Great Western Bank pursuant to a term loan that matures in December 2011. The Company intends to refinance or repay these 2011 maturities using its existing lines of credit, other financing, funds from

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

operations or proceeds from the sale of hotels. If the Company is unable to repay or refinance its debt as it becomes due, then its lenders have the ability to take control of its encumbered hotel assets.

The Company is also required to meet various financial covenants required by its existing lenders. If the Company’s future financial performance fails to meet these financial covenants, then its lenders also have the ability to take control of its encumbered hotel assets. Defaults with lenders due to failure to repay or refinance debt when due or failure to comply with financial covenants could also result in defaults under our credit facilities with Great Western Bank and Wells Fargo Bank. Our Great Western Bank and Wells Fargo Bank credit facilities contain cross-default provisions which would allow Great Western Bank and Wells Fargo Bank to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements. The Company believes it has the ability to repay its indebtedness when due with cash generated from operations, sales of hotels, refinancings or the issuance of stock, while at the same time continuing to be a substantial owner of limited service and economy hotels. If the economic environment does not improve in 2011, the Company’s plans and actions may not be sufficient and could lead to possibly failing financial debt covenant requirements.

No common stock dividends were declared during 2010 or 2009. The Board of Directors continues to monitor requirements to maintain the Company’s REIT status on a quarterly basis.

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

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

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

Gains on sales of real estate are recognized in accordance with FASB ASC 360-20 Property, Plant, and Equipment – Real Estate Sales (“ASC 360-20”). The specific timing of the sale is measured against various criteria of ASC 360-20 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent we sell a property and retain a partial ownership interest in the property, we recognize gain to the extent of the third party ownership interest in accordance with ASC 360-20.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries (“TRS”) and may continue to qualify as a REIT provided that the TRS enters into management agreements with an “eligible independent contractor” that will manage the hotels leased by the TRS. The Company formed the TRS Lessee and, effective January 1, 2002, the TRS Lessee leased all of the hotel properties. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee has incurred operating losses for financial reporting and federal income tax purposes for 2010, 2009 and 2008.

Fair Value Measurements

We currently do not have any financial instruments that must be measured on a recurring basis under FASB ASC 820-10 Fair Value Measurements and Disclosures - Overall; however, we apply the fair value provisions of ASC 820-10-35 Fair Value Measurements and Disclosures - Overall - Subsequent Measurement, for our nonfinancial assets which include our held for sale hotels. We measure these assets using inputs from Level 3 of the fair value hierarchy.

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

During the 12 months ending December 31, 2010, Level 3 inputs were used to determine impairment losses of $6.1 million on hotels in discontinued operations. This includes the recovery of previously recorded impairment for which sale price or fair value exceeded management’s previous estimates in the amount of $0.9 million on assets held for sale and sold. The Company also recorded $2.1 million in impairment loss on one held for use hotel.

During the 12 months ending December 31, 2009, Level 3 inputs were used to determine impairment losses of $16.7 million on held for sale and sold hotels which includes $3.5 million of impairment losses taken on one property classified as held for use in 2009 and reclassified as held for sale in 2010. In addition, these impairment losses include the recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.07 million on two assets sold in 2009. This recovery was recorded in the period the sale occurred. The Company also recorded $7.4 million in impairment loss on five held for use hotels.

In accordance with ASC 360-10-35 Property Plant and Equipment—Overall—Subsequent Measurement, the Company determines the fair value of an asset held for sale based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $144.6 million and $148.8 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The computation of basic and diluted earnings per common share is presented below:

(dollars in thousands, except per share data)	For the year ended December 31,
	2010	2009	2008
Basic Earnings per Share Calculation:

Numerator:
Net earnings (loss) attributable to common shareholders:
Continuing operations	$(6,965)	$(12,559)	$671
Discontinued operations	(5,094)	(16,310)	4,825

Net earnings (loss) attributable to common shareholders - total	$(12,059)	$(28,869)	$5,496

Denominator:
Weighted average number of common shares - basic	22,556,382	21,646,612	20,839,823

Basic Earnings Per Common Share:
Continuing Operations	$(0.31)	$(0.58)	$0.03
Discontinued Operations	(0.22)	(0.75)	0.23

Total	$(0.53)	$(1.33)	$0.26

	For the year ended December 31,
	2010	2009	2008
Diluted Earnings per Share Calculation:

Numerator:
Net earnings (loss) attributable to common shareholders:
Continuing operations	$(6,965)	$(12,559)	$671
Discontinued operations	(5,094)	(16,310)	4,825

Net earnings (loss) attributable to common shareholders - total	$(12,059)	$(28,869)	$5,496

Denominator:
Weighted average number of common shares - basic	22,556,382	21,646,612	20,839,823
Effect of dilutive securities:
Common stock options	—	—	366

Weighted average number of common shares - diluted	22,556,382	21,646,612	20,840,189

Diluted Earnings per share:
Continuing Operations	$(0.31)	$(0.58)	$0.03
Discontinued Operations	(0.22)	(0.75)	0.23

Total	$(0.53)	$(1.33)	$0.26

Preferred and Common Limited Partnership Units in SLP

At December 31, 2010, 2009, and 2008 there were 158,161, 158,161 and 1,235,806, respectively of SLP common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

added back to income (loss). During 2009, 1,077,645 common operating units were converted into 1,077,645 shares of common stock. In addition, the 51,035, 51,035 and 177,786 shares of SLP preferred operating units held by the limited partners as of December 31, 2010, 2009 and 2008, respectively, are antidilutive.

Preferred Stock of SHI

At December 31, 2010, 2009 and 2008, there were 803,270 shares each year of Series A Preferred Stock. During 2008 there were 128,756 shares of Series A Preferred Stock converted to 227,896 shares of common stock. The shares of Series A Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, are antidilutive for the year ended December 31, 2010, 2009 and 2008, for the earnings per share computation. The exercise price of the preferred stock warrants exceeded the market price of the common stock, and therefore these shares were excluded from the computation of diluted earnings per share. The conversion rights of the Series A Preferred Stock were cancelled as of February 20, 2009. See additional information regarding preferred stock and warrants in Note 11.

At December 31, 2010 and 2009, there were 332,500 shares, each year, of Series B Cumulative Preferred Stock outstanding. The Series B Cumulative Preferred Stock is not convertible into common stock, therefore, there is no dilutive effect on earnings per share.

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

The potential common shares represented by outstanding stock options for the year ended December 31, 2010, 2009 and 2008 totaled 255,143, 230,715, and 192,143 respectively, of which 255,143, 230,715 and 191,777 shares, respectively are assumed to be repurchased with proceeds from the exercise of stock options resulting in zero, zero, and 366 shares, respectively, that are dilutive.

Share-Based Compensation Expense

The Plan is accounted for in accordance with FASB ASC Topic 718 – 10 Compensation – Stock Compensation – Overall, requiring the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The expense recognized in the consolidated financial statements for the year ended December 31, 2010, 2009, and 2008 for share-based compensation related to employees and directors was $30, $6 and $12, respectively.

Noncontrolling Interest

Noncontrolling interest in SLP represents the limited partners’ proportionate share of the equity in the operating partnership. Supertel offered to each of the holders of SLP preferred operating units the option to extend until October 24, 2011 their right to have units redeemed at $10 per unit. All holders elected to extend until October 24, 2011. In October 2009, 126,751 units were redeemed at $10 each. The holders of the remaining 51,035 SLP

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

preferred operating units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit. During 2008, 17,824 preferred operating units of limited partnership interest were redeemed by unit holders. See additional information regarding SLP units in Note 10. There were no common operating units redeemed in 2010 or 2008. During 2009, 1,077,645 SLP common operating units of limited partnership interest were redeemed by unit holders for common shares of SHI. At December 31, 2010, the aggregate partnership interest held by the limited partners in SLP was approximately 1.0%. Income is allocated to noncontrolling interest based on the weighted average percentage ownership throughout the year.

Concentration of Credit Risk

The Company maintained a major portion of its deposits with Great Western Bank, a Nebraska Corporation at December 31, 2010, 2009 and 2008. The balance on deposit at Great Western Bank exceeded the federal deposit insurance limit; however, management believes that no significant credit risk exists with respect to the uninsured portion of this cash balance.

Note 2. Acquisitions and Development

There were no acquisitions and no properties under construction or redevelopment during 2010 or 2009.

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

Note 3. Investments in Hotel Properties

Investments in hotel properties consisted of the following at December 31:

	2010			2009
	Held For Sale	Held For Use	TOTAL	Held For Sale	Held For Use	TOTAL
Land	$6,162	$36,813	$42,975	$9,484	$37,037	$46,521
Acquired below market lease intangibles	69	883	952	89	883	972
Buildings, improvements, vehicle	29,816	210,587	240,403	44,518	211,194	255,712
Furniture and equipment	6,400	47,318	53,718	10,209	45,983	56,192
Construction-in-progress	26	306	332	—	296	296

	42,473	295,907	338,380	64,300	295,393	359,693

Less accumulated depreciation	8,060	90,086	98,146	13,697	80,265	93,962

	$34,413	$205,821	$240,234	$50,603	$215,128	$265,731

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	2010	2009	2008
Continuing Operations
Impairment losses	$(2,147)	$(7,399)	$—
Gain (loss) on sale of assets	(66)	(114)	1

	(2,213)	(7,513)	1

Discontinued Operations
Gain on sales of properties	$1,414	$2,520	$5,583
Impairment losses	(6,051)	(16,749)	(250)
Loss on sale of assets	(72)	(142)	(3)

	(4,709)	(14,371)	5,330

Total	$(6,922)	$(21,884)	$5,331

As of December 31, 2010, the Company has eighteen properties classified as held for sale. In 2010, 2009 and 2008, the Company sold nine hotels, eight hotels and two hotels, respectively, resulting in gains of $1,414, $2,520 and $5,583, respectively. In 2010, 2009, and 2008, the Company recognized net gains (losses) and impairment on the disposition of assets of approximately $(4,775), $(14,485), and $5,331.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company allocated $2,522, $3,434, and $3,942 to discontinued operations for the years ended December 31, 2010, 2009, and 2008, respectively.

The operating results of hotel properties included in discontinued operations are summarized as follows:

	2010	2009	2008
Revenues	$18,266	$23,924	$33,989
Hotel and property operations expenses	(16,252)	(20,862)	(26,436)
Interest expense	(2,522)	(3,434)	(3,942)
Depreciation and amortization expense	(697)	(2,836)	(3,901)
General and administrative expense	(71)	—	—
Net gain on dispositions of assets	1,342	2,378	5,580
Impairment loss	(6,051)	(16,749)	(250)
Income tax benefit	860	1,098	125

	$(5,125)	$(16,481)	$5,165

As of December 31, 2010, the Company had 18 hotels classified as held for sale. At the beginning of 2010 the Company had 19 hotels held for sale and during the year classified an additional nine hotels as held for sale. Nine of these hotels were sold during 2010, and one of the hotels was reclassified as held for use. The reclassification of this hotel was due to changes in the property’s market condition. Since our previously filed financial statements, in addition to the hotel reclassified as held for use, two hotels were reclassified as held for sale. The impact of this reclassification increased income from continuing operations by $0.4 million and $0.3 million for the

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

years ended 2009 and 2008.

Note 5. Impairment Losses

In accordance with FASB ASC 360-10-35 Property Plant and Equipment – Overall—Subsequent Measurement, the Company analyzes its assets for impairment when events or circumstances occur that indicate the carrying amount may not be recoverable. As part of this process, the Company utilizes a two-step analysis to determine whether a trigger event (within the meaning of ASC 360-10-35) has occurred with respect to cash flow of, or a significant adverse change in business climate for, its hotel properties. Quarterly and annually the Company reviews all of its hotels to determine any property whose cash flow or operating performance significantly underperformed from budget or prior year, which the Company has set as a shortfall against budget or prior year as 15% or greater.

At year end the Company applies a second analysis on the entire held for use portfolio. The analysis estimates the expected future cash flows to identify any property whose carrying amount potentially exceeded the recoverable value. (Note that at the end of each quarter, this analysis is performed only on those properties identified in the 15% change analysis). In performing this year end analysis, the Company makes the following assumptions:

•	Holding periods range from three to five years, for non-core assets, and ten years for those assets considered as core.

•

Cash flow from trailing twelve months for the individual properties multiplied by the holding period as noted above. The Company did not assume growth rates on cash flows as part of its step one analysis.

•	A revenue multiplier for the terminal value based on an average of historical sales from a leading industry broker of like properties was applied according to the assigned holding period.

During the 12 months ended December 31, 2010, a trigger event as described in ASC 360-10-35 occurred for one of our held for use hotels. During the three months ended June 30, 2010, the analysis above was used to determine that a trigger event had occurred for one held for use property in which the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. The property was then tested to determine if the carrying amount was recoverable. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment – Overall – Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability, the Company uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition. In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotel were determined by management, based on discussions with our asset management group and our third party management companies. The property was then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment – Overall – Implementation. In this analysis, the Company completed a detailed review of the hotel’s market conditions and future prospects, which incorporated specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. Based on the results of this analysis, it was determined that the Company’s investment in the subject property was not fully recoverable; accordingly, impairment was recognized.

To determine the amount of impairment on the property identified above, in accordance with FASB ASC 360-10-55, the Company calculated the excess of the carrying value of the property in comparison to its fair market value as of June 30, 2010. Based on this calculation, the Company determined total impairment of $2.1 million existed as of June 30, 2010 on the held for use asset previously noted. Fair market value was determined by

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

multiplying trailing 12 months revenue for the property by a revenue multiplier that was determined based on the Company’s experience with hotel sales in the current year as well as available industry information. As the fair market value of the property impaired for the year ending December 31, 2010, was determined in part by management estimates, a reasonable possibility exists that future changes to inputs and assumptions could affect the accuracy of management’s estimates and such future changes could lead to further possible impairment in the future. No additional held for use hotels were determined to be impaired during the year ended December 31, 2010.

Note 6. Long-Term Debt

Long-term debt consisted of the following notes and mortgages payable at December 31:

	2010	2009
Mortgage loan payable to Greenwich Capital Financial Products, Inc. (“Greenwich”), evidenced by a promissory note dated November 26, 2002, in the amount of $40 million. The note bears interest at 7.50% per annum. Monthly principal and interest payments are payable through maturity on December 1, 2012, at which point the remaining principal and accrued interest are due.	$30,972	$32,423

Loan payable to Village Bank (formerly known as Southern Community Bank & Trust) evidenced by a promissory note in the amount of $2.7 million dated November 1, 2004. The note bears interest at an interest rate of 7.57%, effective November 1, 2007, based on the three year Treasury Rate plus 3.75%. Principal and interest payments are due in monthly installments to November 1, 2024. A principal payment was made on this loan in October 2009 the amount of $1.3 million, using proceeds from the sale of the Comfort Inn in Dahlgren, Virginia. This loan was paid in full in January 2010 with proceeds from the sale of a Comfort Inn in Dublin, Virginia.	—	$993

Revolving credit facility from Great Western Bank evidenced by a promissory note dated December 3, 2008. The revolving line of credit has a limit of $20 million with interest payable monthly. The credit facility was amended on March 29, 2010 to increase the interest rate to 5.5% from March 29, 2010 through June 30, 2011 and prime (subject to a 5.5% floor rate) from July 1, 2011 through the maturity of the credit facility. The credit facility was further amended on March 15, 2011 to maintain the interest rate at 5.5% from March 15, 2011 through December 31, 2011 and prime (subject to a 5.5% floor rate) from January 1, 2012 through the maturity of the credit facility. Great Western Bank has the option to increase the interest rate of the credit facility up to 4.0% any time after January 1, 2012. The principal balance of the loan is due and payable on February 22, 2012.	$15,793	$19,016

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	2010	2009
Mortgage loan payable to Great Western Bank, evidenced by a promissory note dated December 3, 2008, in the amount of $14 million. The note bears interest at 5.5% per annum. Great Western Bank has the option to increase the interest rate of the loan up to 4.0% any time after January 1, 2012. A payment of $1.4 million was made in October, 2010, using partial proceeds from the sale of a Super 8 in Lenexa, Kansas. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on December 5, 2011.	$11,832	$13,617

Mortgage loan payable to Great Western Bank, evidenced by a promissory note dated May 5, 2009 in the amount of $10 million. The note bears interest at 5.5% per annum. Great Western Bank has the option to increase the interest rate of the loan up to 4.0% any time after January 1, 2012. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on May 5, 2012.	$9,551	$9,842

Credit facility from Wells Fargo Bank for up to $12 million evidenced by a promissory note dated September 28, 2007. The Company exercised the option to fix the interest rate at l.75% over the one, three, six or twelve month LIBOR. Interest payments are due in monthly installments. The note was modified on March 16, 2009 to reduce the amount available for borrowing to $9.5 million and eliminate the revolving feature, as well as to increase the 1.75% interest over LIBOR to 3.50%. A $0.5 million paydown was made on August 5, 2009. On September 28, 2009, the Company further amended the credit facility to extend the maturity date to November 12, 2009. An additional amendment was made on November 12, 2009, to extend the maturity to May 12, 2010, with monthly principal payments of $75 to begin December 1, 2009 as well as a floor rate being inserted at 4%. On March 31, 2010, the maturity of the note was extended to August 12, 2010. On August 12, 2010 the credit facility was amended to extend the maturity date to March 12, 2011 and increase the interest rate from LIBOR plus 3.5% (subject to a 4.0% floor) to LIBOR plus 5.0% (subject to a 5.5% floor). In addition a $1.8 million principal payment was made in exchange for a release of the deeds of trust securing the Super 8 and Supertel Inn hotels located in Neosho, Missouri. A principal payment of $0.6 million was made in October 2010 using proceeds from the sale of a Supertel Inn in Jane, Missouri. On March 11, 2011, the maturity of the note was extended to September 30, 2011 and the interest rate was decreased from LIBOR plus 5.0% (subject to a 5.5% floor) to LIBOR plus 4.0% (subject to a 4.5% floor). The rate as of December 31, 2010 was 5.5%.	$5,294	$8,914

Mortgage loan payable to Citigroup Global Markets Realty Corp., evidenced by a promissory note dated November 7, 2005, in the amount of $14.8 million. The note bears interest at 5.97% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on November 11, 2015.	$13,373	$13,696

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	2010	2009
Mortgage loan payable to GE Capital Franchise Finance Corporation (“GECC”), evidenced by a promissory note dated December 31, 2007, in the amount of $7.9 million. The note bears interest at three-month LIBOR plus 2.00% (reset monthly). Monthly interest payments are due through February 1, 2010. Commencing on March 1, 2010 until and including February 1, 2011, consecutive monthly installments of interest and principal equal to one-twelfth of one percent (1%) of the loan amount are due. The principal balance of the loan is due and payable on February 1, 2018. The following principal payments have been made on this loan: a payment of $0.7 million, in August 2009, using partial proceeds from the sale of a Masters Inn in Kissimmee, Florida; a payment of $0.5 million, in August of 2009, using partial proceeds from the sale of a Comfort Inn in Ellsworth, Maine; a payment of $1.1 million, in August 2009, using partial proceeds from the sale of a Masters Inn in Orlando, Florida; and a payment of $0.2 million in October, 2009, using partial proceeds from the sale of a Masters Inn in Kissimmee, Florida . On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2010, was 3.80%.	$5,268	$5,319

Mortgage loan payable to GECC, evidenced by a promissory note dated August 18, 2006, in the amount of $17.9 million. The note bears interest at three-month LIBOR plus 1.70% (reset monthly) and is convertible to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. Interest only payments were due until the Company exercised the conversion provision on May 1, 2008. Thereafter, monthly installments of principal and interest are due until September 1, 2016 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2010 was 7.17%.	$16,718	$17,067

Mortgage loan payable to GECC, evidenced by a promissory note dated January 5, 2007, in the amount of $15.6 million. The note bears interest at three-month LIBOR plus 1.70% (reset monthly) and is convertible to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. Interest only payments were due until the Company exercised the conversion provision on May 1, 2008. Thereafter, monthly installments of principal and interest are due until February 1, 2017 when the remaining principal balance is due. A principal payment of $1.5 million was made in August 2009, using proceeds from the sale of a Comfort Inn in Ellsworth, Maine. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2010 was 7.17%.	$13,061	$13,420

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	2010	2009
Mortgage loan payable to GECC, evidenced by a promissory note dated February 6, 2007, in the amount of $3.4 million. The note bears interest at three-month LIBOR plus 1.70% (reset monthly) and is convertible to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. Interest only payments were due until the Company exercised the conversion provision on May 1, 2008. Thereafter, monthly installments of principal and interest are due until March 1, 2017 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2010 was 7.17%.	$3,239	$3,301

Mortgage loan payable to GECC, evidenced by a promissory note dated May 16, 2007, in the amount of $27.8 million. The note bears interest at three-month LIBOR plus 1.70% (reset monthly) and is convertible to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98% between the seventh and thirty-sixth months of the loan. Interest only payments were due until the Company exercised the conversion provision on May 1, 2008. Thereafter, monthly installments of principal and interest are due until June 1, 2017, when the remaining principal balance is due. The following principal payments have been made on this loan: $0.7 million in July 2009, $2.2 million in August 2009, and $1.2 million in October 2009, each using proceeds from the sale of three separate Masters Inns in Florida. An additional payment of $ 0.9 million was made in November 2010, using proceeds from the sale of a Masters Inn in Georgia. The principal amount owing on this loan includes $128 of prepayment fees related to the November 2010 principal payments. In December 2010, GECC agreed to forbear from requiring payment of such prepayment fees until January 1, 2012. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2010 was 7.69%.	$20,994	$22,480

Mortgage loan payable to Wachovia Bank, evidenced by a promissory note dated February 4, 1998 with an original principal amount of $2.5 million, assumed as of April 4, 2007 with a remaining principal amount of $2.0 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$1,597	$1,704

Mortgage loan payable to Wachovia Bank, evidenced by a promissory note dated February 4, 1998 with an original principal amount of $2.8 million, assumed as of April 4, 2007 with a remaining principal amount of $2.2 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$1,756	$1,874

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	2010	2009
Mortgage loan payable to Wachovia Bank, evidenced by a promissory note dated February 4, 1998 with an original principal amount of $4.2 million, assumed as of April 4, 2007 with a remaining principal amount of $3.3 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$2,671	$2,850

Mortgage loan payable to Wachovia Bank, evidenced by a promissory note dated February 4, 1998 with an original principal amount of $5.1 million, assumed as of April 4, 2007 with a remaining principal amount of $4.0 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$3,260	$3,479

Mortgage Loan payable to GECC, evidenced by a promissory note in the amount of $6.8 million, dated January 2, 2008. The interest rate is based on the 90-day London Interbank Offered Rate plus a margin of 200 basis points. The rate as of December 31, 2010 was 3.80%. Monthly interest payments are due through February 1, 2010. Interest and principal payments (equal to one-twelfth of one percent of the loan amount) are then due in monthly installments in the third year of the loan. The payment of principal and interest then in effect will be due monthly until the maturity of the note on February 1, 2018. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%.	$6,709	$6,765

Mortgage Loan payable to GECC, evidenced by a promissory note in the amount of $3.4 million, dated January 2, 2008. The interest rate is based on the 90-day London Interbank Offered Rate plus a margin of 200 basis points. The rate as of December 31, 2010 was 3.80%. Monthly interest payments are due through February 1, 2010. Interest and principal payments (equal to one-twelfth of one percent of the loan amount) are then due in monthly installments in the third year of the loan. The payment of principal and interest then in effect will be due monthly until the maturity of the note on February 1, 2018. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%.	$3,352	$3,380

Mortgage Loan payable to GECC, evidenced by a promissory note in the amount of $1.1 million, dated January 2, 2008. The interest rate is based on the 90-day London Interbank Offered Rate plus a margin of 200 basis points. The rate as of December 31, 2010 was 3.80%. Monthly interest payments are due through February 1, 2010. Interest and principal payments (equal to one-twelfth of one percent of the loan amount) are then due in monthly installments in the third year of the loan. The payment of principal and interest then in effect will be due monthly until the maturity of the note on February 1, 2018. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%.	$1,091	$1,100

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	2010	2009
Mortgage Loan payable to GECC, evidenced by a promissory note in the amount of $4.4 million, dated January 2, 2008. The interest rate is based on the 90-day London Interbank Offered Rate plus a margin of 200 basis points. The rate as of December 31, 2010 was 3.80%. Monthly interest payments are due through February 1, 2010. Interest and principal payments (equal to one-twelfth of one percent of the loan amount) are then due in monthly installments in the third year of the loan. The payment of principal and interest then in effect will be due monthly until the maturity of the note on February 1, 2018. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%.	$4,319	$4,355

Mortgage Loan payable to GECC, evidenced by a promissory note in the amount of $2.5 million, dated January 31, 2008. The interest rate is based on the 90-day London Interbank Offered Rate plus a margin of 256 basis points. The rate as of December 31, 2010 was 4.36%. Monthly interest payments are due through February 1, 2010. Interest and principal payments (equal to one-twelfth of one percent of the loan amount) are then due in monthly installments in the third year of the loan. The payment of principal and interest then in effect will be due monthly until the maturity of the note on February 1, 2018. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%.	$2,449	$2,470

Mortgage Loan payable to Elkhorn Valley Bank in Norfolk, Nebraska, evidenced by a promissory note in the amount of $1.0 million, dated March 19, 2009. The note bears interest at 6.5% per annum. Monthly principal and interest payments are due through March 2014, with the balance of the loan payable on April 1, 2014.	$871	$948

Line of credit from Elkhorn Valley Bank, evidenced by a note dated December 22, 2009, with a limit of $1.95 million. The note bears interest at 6.75% per annum. Interest payments are due on the outstanding balance through May 15, 2010. At that time, in addition to monthly interest, principal payments are to be made as follows: $40 in June, $50 in July, $60 in August, and $70 in September, with remaining principal and interest to be paid in October 2010. In June 2010, the note was paid in full using funds from the revolving line of credit with Great Western Bank. On January 26, 2011, the Company reborrowed the $1.95 million from Elkhorn Valley Bank pursuant to a promissory note that bears interest at 5.9% per annum and matures on October 1, 2011.	—	$500

Mortgage Loan payable to First National Bank of Omaha, evidenced by a promissory note in the amount of $0.8 million, dated January 26, 2010. The interest rate is based on the one month London Interbank Offered Rate plus 4.0 percentage points with a 5.0% floor. The rate as of December 31, 2010 was 5.0%. Monthly interest payments are due through February 2011, with the balance of the loan due on February 1, 2011. On March 1, 2011, the maturity of the note was extended to March 1, 2012.	$840	—

	$175,010	$189,513

The long-term debt is secured by 106 and 111 of the Company’s hotel properties, for the years ended 2010 and 2009, respectively. The Company’s debt agreements contain requirements as to the maintenance of minimum

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

EBITDA levels, minimum levels of debt service and fixed charge coverage and required loan-to-value ratios and net worth, and place certain restrictions on distributions.

The key financial covenants for certain of our loan agreements and compliance calculations as of December 31, 2010 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement). As of December 31, 2010, we were either in compliance with the financial covenants or obtained waivers for non-compliance (as discussed below). As a result, we are not in default of any of our loans.

(dollar amounts in thousands)

Great Western Bank Covenants	December 31, 2010 Requirement	December 31, 2010 Calculation
Consolidated debt service coverage ratio calculated as follows:	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(10,602)
Net adjustments per loan agreement		$32,478

Adjusted NOI per loan agreement(A)		$21,876

Interest expense per financial statements-continuing operations		$9,702
Interest expense per financial statements-discontinued operations		$2,522

Total interest expense per financial statements		$12,224

Net adjustments per loan agreement		$5,861

Debt service per loan agreement (B)		$18,085

Consolidated debt service coverage ratio		1.21:1

Loan-specific debt service coverage ratio calculated as follows:	≥1.20:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(10,602)
Net adjustments per loan agreement		$14,828

Adjusted NOI per loan agreement (A)		$4,226

Interest expense per financial statements-continuing operations		$9,702
Interest expense per financial statements-discontinued operations		$2,522

Total interest expense per financial statements		$12,224

Net adjustments per loan agreement		$(8,606)

Debt service per loan agreement (B)		$3,618

Loan-specific debt service coverage ratio		1.17:1

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

Great Western Bank Covenants - continued	December 31, 2010 Requirement	December 31, 2010 Calculation
Consolidated loan to value ratio calculated as follows:	≤70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$175,010
Value (B)		$300,406

Consolidated loan to value ratio		58.3%

Loan-specific loan to value ratio calculated as follows:	≤70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$37,176
Value (B)		$60,227

Loan-specific loan to value ratio		61.7%

The Great Western Bank credit facilities also require that we not pay dividends in excess of 75% of our funds from operations per year. On March 10, 2011, we received a waiver from Great Western Bank for non-compliance with the loan-specific debt service coverage ratio covenant set forth in the table above as of December 31, 2010.

The credit facilities with Great Western Bank were amended on March 15, 2011 to require maintenance of consolidated and loan-specific debt service coverage ratios of at least 1.05 to 1, tested quarterly, from December 31, 2010 through the maturity of the credit facilities. The credit facilities continue to require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, from December 31, 2010 through the maturity of the credit facilities.

The Great Western Bank amendment also: (a) modifies the borrowing base so that the loans available to us under the credit facilities may not exceed the lesser of (i) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (ii) an amount that would result in a loan-specific debt service coverage ratio of less than 1.05 to 1 from December 31, 2010 through December 31, 2011 and 1.50 to 1 from January 1, 2012 through the maturity of the credit facilities; (b) maintains the interest rate on the revolving credit portion of the credit facilities at 5.50% from March 15, 2011 through December 31, 2011 and prime (subject to a 5.50% floor rate) from January 1, 2012 through the maturity of the credit facilities; and (c) gives Great Western Bank the option to increase the interest rates of the credit facilities up to 4.00% any time after January 1, 2012.

(dollar amounts in thousands)

Wells Fargo Bank Covenants	December 31, 2010 Requirement	December 31, 2010 Calculation
Consolidated loan to value ratio calculated as follows:	≤85.0%
Loan balance (A) / Value (B)
Loan balance (A)		$175,010
Value (B)		$225,152

Consolidated loan to value ratio		77.7%

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

Wells Fargo Bank Covenants – continued	December 31, 2010 Requirement	December 31, 2010 Calculation
Consolidated tangible net worth calculated as follows:	>$65 million
Consolidated shareholder equity (A) – Intangible assets (B)
Total shareholders’ equity per financial statements		$55,394
Redeemable noncontrolling interest per financial statements		$511
Noncontrolling interest in consolidated partnership		$335
Redeemable preferred stock per financial statements		$7,662

Consolidated shareholder equity (A)		$63,902
Intangible assets (B)		$0

Consolidated tangible net worth		$63,902

Consolidated fixed charge coverage ratio calculated as follows:	≥0.80:1 before
EBITDA (A) / Fixed charges (B)	preferred dividends
Net loss per financial statements		$(10,602)
Net adjustments per loan agreement		$28,959

EBITDA per loan agreement (A)		$18,357

Interest expense per financial statements-continuing operations		$9,702
Interest expense per financial statements-discontinued operations		$2,522

Total interest expense per financial statements		$12,224

Net adjustments per loan agreement		$6,594

Fixed charges per loan agreement (B)		$18,818

Consolidated fixed charge coverage ratio		0.98:1

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

Wells Fargo Bank Covenants – continued	December 31, 2010 Requirement	December 31, 2010 Calculation
Consolidated fixed charge coverage ratio calculated as follows:	≥0.75:1 after
EBITDA (A) / Fixed charges (B)	preferred dividends
Net loss per financial statements		$(10,602)
Net adjustments per loan agreement		$28,959

EBITDA per loan agreement (A)		$18,357

Interest expense per financial statements-continuing operations		$9,702
Interest expense per financial statements-discontinued operations		$2,522

Total interest expense per financial statements		$12,224

Net adjustments per loan agreement		$5,120

Fixed charges per loan agreement (B)		$17,344

Consolidated fixed charge coverage ratio		1.06:1

Our credit facility with Wells Fargo Bank was amended on August 12, 2010 to require maintenance of a consolidated loan to value ratio that does not exceed 85% and a minimum tangible net worth which exceeds $65 million, in each case, through the maturity of the credit facility. The amendment also: (a) extended the maturity date from August 12, 2010 to March 12, 2011; (b) required a $1.8 million principal payment (which we funded from the revolving line of credit with Great Western Bank) in exchange for a release of the deeds of trust securing the Super 8 and Supertel Inn hotels located in Neosho, Missouri; and (c) increased the interest rate from LIBOR plus 3.5% (subject to a 4.0% floor) to LIBOR plus 5.0% (subject to a 5.5% floor). On March 11, 2011, the Company received a waiver from Wells Fargo Bank for non-compliance with the consolidated tangible net worth covenant set forth in the table above as of December 31, 2010. In connection with the waiver, the credit facility was amended on March 11, 2011 to require maintenance of a minimum tangible net worth which exceeds $50 million through the maturity of the credit facility. The amendment also: (a) extended the maturity date from March 12, 2011 to September 30, 2011; and (b) decreased the interest rate from LIBOR plus 5.0% (subject to a 5.5% floor) to LIBOR plus 4.0% (subject to a 4.5% floor).

(dollar amounts in thousands)

GE Covenants	December 31, 2010 Requirement	December 31, 2010 Calculation
Loan-specific total adjusted EBITDA calculated as follows:	≥$3.9 million
Net loss per financial statements		$(10,602)
Net adjustments per loan agreement		$16,242

Loan-specific total adjusted EBITDA		$5,640

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

GE Covenants - continued	December 31, 2010 Requirement	December 31, 2010 Calculation
Consolidated debt service coverage ratio calculated as follows:	≥1.05:1
Adjusted EBITDA (A) / Debt service (B)
Net loss per financial statements		$(10,602)
Net adjustments per loan agreement		$36,163

Adjusted EBITDA per loan agreement (A)		$25,561

Interest expense per financial statements-continuing operations		$9,702
Interest expense per financial statements-discontinued operations		$2,522

Total interest expense per financial statements		$12,224

Net adjustments per loan agreement		$5,120

Debt service per loan agreement (B)		$17,344

Consolidated debt service coverage ratio		1.47:1

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

Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due in 2011 irrespective of whether the notes and mortgages evidencing such debt mature in 2011. Aggregate annual principal payments on debt associated with assets held for use for the next five years and thereafter, and debt associated with assets held for sale, are as follows:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	Held For Sale	Held For Use	TOTAL
2011	$30,316	$15,186	$45,502
2012	127	57,723	57,850
2013	—	3,498	3,498
2014	—	4,228	4,228
2015	—	15,278	15,278
Thereafter	—	48,654	48,654

	$30,443	$144,567	$175,010

At December 31, 2010 and 2009, the estimated fair values of long-term debt, excluding debt related to hotel properties held for sale, were approximately $148.8 million and $155.4 million, respectively. The fair values were estimated by discounting future cash payments to be made at rates that approximate rates currently offered for loans with similar maturities.

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

At December 31, 2010, the income tax bases of the Company’s assets and liabilities excluding those of TRS were approximately $263,706 and $166,997, respectively; at December 31, 2009, they were approximately $276,026 and $176,234, respectively.

The TRS net operating loss carryforward from December 31, 2010 as determined for federal income tax purposes was approximately $10.0 million. The availability of such loss carryforward will begin to expire in 2022.

Income tax benefit from continuing operations for the years ended December 31, 2010, 2009 and 2008 consists of the following:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	2010			2009			2008
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current	$—	$—	$—	$—	$—	$—	$—	$—	$—
Deferred	(753)	(144)	(897)	(449)	(100)	(549)	(154)	(26)	(180)

Total income tax benefit	$(753)	$(144)	$(897)	$(449)	$(100)	$(549)	$(154)	$(26)	$(180)

The actual income tax benefit from continuing operations of the TRS for the years ended December 31, 2010, 2009 and 2008 differs from the “expected” income tax benefit (computed by applying the appropriate U.S. federal income tax rate of 34% to earnings before income taxes) as a result of the following:

	2010	2009	2008
Computed “expected” income tax benefit	$(845)	$(479)	$(146)
State income taxes, net Federal income tax benefit	(100)	(66)	(17)
Other	48	(4)	(17)

Total income tax benefit	$(897)	$(549)	$(180)

The continuing and discontinued combined tax effects of temporary differences that give rise to significant portions of the deferred tax assets and the deferred tax liability at December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Deferred Tax Assets:
Expenses accrued for consolidated financial statement purposes, nondeductible for tax return purposes	$297	$281	$273
Net operating losses carried forward for federal income tax purposes	3,827	2,511	1,289

Total deferred tax assets	4,124	2,792	1,562

Deferred Tax Liabilities:
Tax depreciation in excess of book depreciation	418	843	1,260

Total deferred tax liabilities	418	843	1,260

Net deferred tax assets	$3,706	$1,949	$302

The TRS has estimated its income tax benefit using a combined federal and state rate of approximately 38%. As of the year ended 2010, 2009 and 2008 the TRS had a deferred tax asset of $4.1 million, $2.8 million and $1.6 million, respectively, primarily due to current and past years’ tax net operating losses. These loss carryforwards

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

will begin to expire in 2022 through 2030. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers projected scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. These estimates of future taxable income inherently require significant judgment. Management uses historical experience and short and long-range business forecasts to develop such estimates. Further, we employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent management does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations. Based on consideration of these items, management has determined that no valuation allowance is required.

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time while the actual effective rate is calculated at year end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. There is no valuation allowance at December 31, 2010, 2009 or 2008.

Dividends Paid

There were no dividends paid during the year ended December 31, 2010. Dividends paid were $0.08 per share during the year ended December 31, 2009; of which $0.053 represented capital gain distribution and $0.027 represented a nondividend distribution to shareholders. Dividends paid were $0.51 during the year ended December 31, 2008; of which $0.206 represented ordinary income, $0.093 represented capital gain distribution and $0.211 represented a nondividend distribution to shareholders.

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

Royco Hotels Management Agreement

Royco Hotels manages 95 of the hotels owned by the Company at December 31, 2010. Royco Hotels receives a monthly base management fee and an incentive management fee, if certain financial thresholds are met or exceeded. See “Litigation” below with respect to litigation between Royco Hotels and the Company. The management agreement, as amended effective January 1, 2007, provides for monthly base management fees as follows:

•	4.25% of gross hotel income for the month for up to the first $75 million of gross hotel income for a fiscal year;

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

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

The management agreement expires on December 31, 2011 and, unless Royco Hotels elects not to extend the term, the term of the agreement will be extended to December 31, 2016 if (i) Royco Hotels achieves average annual net operating income of at least 10% of our total investment in the hotels during the four fiscal years ending December 31, 2010 and (ii) Royco Hotels does not default prior to December 31, 2011.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

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

HLC Management Agreement

The hotel management agreement with HLC, as amended July 15, 2008, provides for HLC to operate and manage our eleven Masters Inn hotels through December 31, 2011. The agreement provides for HLC to receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

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

Plaintiffs are seeking to recover for damages arising out of physical and mental injury, lost wages, pain and suffering, past and future medical expenses and punitive or exemplary damages. At this time, the company has reached agreement to settle the claims, subject to court approval for certain minor plaintiffs, and one settlement has been paid. The settlements were made with authorization from the insurers and the Company has recorded a liability for the amount of the unpaid claims and a receivable reflecting recoverability of the claim from the insurers.

The Company’s management agreement with Royco Hotels, the manager of a majority of the Company’s hotels, terminates on December 31, 2011, and is subject to an automatic five year extension thereafter if certain conditions are met. In addition, provisions in the management agreement permit either party to terminate the management agreement on 60 days notice if a net operating income (“NOI”) target of 8.5% of total investment in hotels is not achieved for a fiscal year. In 2009 and 2010, NOI as a percentage of total hotel investment was less than 8.5%. Additionally, one of the conditions for an automatic extension of the management agreement is that an average annual NOI target of at least 10% is achieved during the four years ending December 31, 2010. Annual NOI as a

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

percentage of total hotel investment has not exceeded 10% in 2007, 2008, 2009 and 2010.

During the fourth quarter of 2010, the Company solicited bids from hotel management companies to manage the Company’s hotels. The Company expects to complete its review process, and make its decision, if any, on a manager or managers for its hotels during the first half of 2011.

The Company has been advised by Royco Hotels that it believes the Company’s potential termination / nonrenewal of Royco Hotels is a breach of the management agreement between the Company and Royco Hotels. On December 15, 2010, Royco Hotels filed a complaint against Supertel in the District Court of Douglas County, Nebraska alleging breach of the management agreement and other complaints related to the solicitation of bids from other management companies, and seeking alleged damages. Royco Hotels has not met the NOI conditions of the agreement and consequently the Company does not believe that it has breached the management agreement or that any damages are due to Royco Hotels. Royco Hotels continues to manage our hotels under the management agreement.

Other

In November 2004, the Company obtained a $2.7 million loan from Village Bank, formerly known as Southern Community Bank & Trust. The Village Bank loan was paid in full January, 2010. George R. Whittemore, Director of the Company, is a member of the Board of Directors of Village Bank. Further information about the loan from Village Bank is presented in Note 6.

The Company assumed land lease agreements in conjunction with the purchase of three hotels. One lease requires monthly payments of the greater of $2 or 5% of room revenue through November 2091. A second lease requires monthly payments of $1 through 2017 with approximately $1 annual increase beginning January 1, 2018, with additional increases in 2033, 2043, 2053 and 2063. A third lease requires annual payments of $34, with approximately $3 increases every five years throughout twelve renewal periods. Land lease expense from continuing operations totaled approximately $111, $109 and $104 in 2010, 2009 and 2008, respectively, and is included in property operating expense. The Company entered into an office lease agreement in May of 2010 and incurred office lease expense of $14 during 2010. No office lease expense was incurred during 2009 or 2008.

As of December 31, 2010, the future minimum lease payments applicable to non-cancellable operating leases are as follows:

Lease rents
2011	105
2012	108
2013	111
2014	112
2015	113
Thereafter	4,733

$5,282

The Company as of December 31, 2010 has agreements with three restaurants and two cell tower operators for leased space at our hotel locations related to continuing operations. The restaurant leases have maturity dates ranging from 2011 to 2020 and cell tower leases have maturity dates ranging from 2011 to 2014. Several of the restaurant leases have escalation clauses. Three of the escalations are based on percentages of gross sales and one is

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

based on increases in the Consumer Price Index for all Urban Consumers. The restaurant and cell tower lease income from continuing operations totaled approximately $285, $284 and $265 in 2010, 2009 and 2008, respectively, and is included in room rentals and other hotel services.

As of December 31, 2010, the future minimum lease receipts from the non-cancellable restaurants and cell tower leases are as follows:

2011	81
2012	55
2013	44
2014	44
2015	30
Thereafter	150

$404

Note 9. Redeemable Preferred Stock

On June 3, 2008 the Company offered and sold 332,500 shares of 10.0% Series B Cumulative Preferred Stock. The shares were sold for $25.00 per share and bear a liquidation preference of $25.00 per share. Underwriting and other costs of the offering totaled approximately $0.6 million to the Company. The net proceeds plus additional cash were used by the Company to pay an $8.5 million bridge loan with General Electric Capital Corporation. At December 31, 2010, 332,500 shares of 10.0% Series B preferred stock remained outstanding.

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

The Series B preferred stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

articles of incorporation establishing the Series B preferred stock). The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At December 31, 2010, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Note 10. Noncontrolling Interest of Common and Preferred Units in SLP

At December 31, 2010, 158,161 of SLP’s common operating partnership units (“Common OP Units”) were outstanding. The redemption values for the Common OP Units are $250 and $237 for 2010 and 2009 respectively. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Common OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. When a limited partner tenders Common OP Units to SLP for redemption, the Company can, in its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. During 2009, 1,077,645 Common OP Units were redeemed for common shares of SHI.

At December 31, 2010, 51,035 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The redemption value for the Preferred OP Units is $511 for December 31, 2010. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. Distributions to holders of Preferred OP Units have priority over distributions to holders of Common OP Units. Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2011 their right to have units redeemed at $10 per unit. All holders elected to extend until October 24, 2011. In October 2009, 126,751 units were redeemed at $10 each. The holders of the remaining 51,035 units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit. The remaining 51,035 units will continue to be carried outside of permanent equity at redemption value.

Noncontrolling Interest Reconciliation of Common and Preferred Units

	Redeemable Noncontrolling Interest	Noncontrolling Interest	Total Noncontrolling Interest
Balance at January 1, 2008	$1,956	$8,222	$10,178

Partner draws	(215)	(572)	(787)
Conversion of OP units	(178)	—	(178)
Issuance of OP units	—	26	26
Noncontrolling interest expense	215	388	603

Balance at December 31, 2008	$1,778	$8,064	$9,842

Partner draws	(172)	—	(172)
Conversion of OP units	—	(7,354)	(7,354)
Reclassification of OP units to current liability	(1,267)	—	(1,267)
Noncontrolling interest expense (income)	172	(302)	(130)

Balance at December 31, 2009	$511	$408	$919

Partner draws	(56)	—	(56)
Noncontrolling interest expense (income)	56	(73)	(17)

Balance at December 31, 2010	$511	$335	$846

Note 11. Common and Preferred Stock

The Company’s common stock is duly authorized, full paid and non-assessable. At December 31, 2010 and 2009, members of the Board of Directors and executive officers owned approximately 19% and 20%,

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

respectively, of the Company’s outstanding common stock.

At December 31, 2010, 158,161 of SLP’s common operating partnership units (“Common OP Units”) and 51,035 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The combined redemption value for the Common OP Units and Preferred OP Units are $761 and $748 as of December 31, 2010 and 2009, respectively. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Common OP Units or Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. When a limited partner tenders Common OP Units to SLP for redemption, the Company can, in its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. The Preferred OP Units are convertible by the holders into Common OP Units on a one-for-one basis or may be redeemed for cash at $10 per unit until October 2010. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. During 2009, 1,077,645 Common OP Units of limited partnership interest were redeemed for common shares of SHI. During 2010 and 2008, no Common OP Units were redeemed for common shares of SHI. Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2011 their right to have units redeemed at $10 per unit. All holders elected to extend until October 24, 2011. In October 2009, 126,751 units were redeemed at $10 each. The holders of the remaining 51,035 units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit. There were 17,824 Preferred OP Units redeemed for cash in December 2008.

On December 30, 2005 the Company offered and sold 1,521,258 shares of 8% Series A preferred stock. The shares were sold for $10.00 per share and bear a liquidation preference of $10.00 per share. Underwriting and other costs of the offering totaled $1.2 million. The proceeds were used to reduce borrowings under the Company’s revolving credit facility with Great Western Bank. At December 31, 2010, 2009 and 2008, 803,270 shares each year of Series A preferred stock remained outstanding.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

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

During 2010 we sold 316,384 shares of common stock using a Standby Equity Distribution Agreement. Net proceeds of $480,000 were used for corporate purposes.

The Company also has Series B preferred stock outstanding. See Note 9.

Note 12. Stock-Based Compensation

Upon initial issuance of stock options on May 25, 2006, the Company adopted the provisions of FASB ASC 718-10-30 Compensation – Stock Compensation – Overall – Initial Measurement, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

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

As of December 31, 2010, 255,143 stock options have been awarded under the Plan. The exercise price is equal to the average of the high and low sales price of the stock as reported on the National Association of Securities Dealers Automated Quotation system (NASDAQ) on the grant date. A total of 255,143 shares of common stock have been reserved for issuance pursuant to the Plan with respect to the granted options. There is no intrinsic value for the vested options as of December 31, 2010. The following table summarizes the options awarded:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	Options Grant Date
	12/05/10	11/17/09	05/22/08
Awarded Options	95,500	90,000	30,000
Exercise Price	$1.42	$1.54	$5.28
Date Vested	06/30/11	06/30/10	12/31/08
Expiration Date	12/2/2014	11/17/2013	5/22/2012

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life, the dividend rate and expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The following table summarizes the estimates used in the Black-Scholes option-pricing model related to the 2010, 2009, and 2008 grants:

	Grant Date
	12/02/10	11/17/09	05/22/08
Volatility	50.00%	45.00%	20.00%
Expected dividend yield	6.33%	6.33%	6.54%
Expected term (in years)	3.79	3.81	4.00
Risk free interest rate	1.27%	1.74%	3.04%

The following table summarizes the Company’s activities with respect to its stock options for the year ended December 31, 2010 as follows (in thousands, except per share and share data):

	Shares	Weighted- Average Exercise Price	Aggregate Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	230,715	$4.45	$126
Granted	95,500	1.42	33
Exercised	—	—	—
Forfeited or expired	71,072	6.06	50

Outstanding at December 31, 2010	255,143	$2.87	$109	2.71	$18,880

Exercisable at December 31, 2010	159,643	$3.74	$76	2.43	$3,600

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the share-based compensation related to employees and directors for the years ended December 31, 2010, 2009 and 2008 was $30, $6 and $12, respectively. At December 31, 2010, we had $29 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options granted in 2010 that vest as of June 30, 2011. We recognize compensation expense using the straight-line method over the vesting period. During 2010, 2009 and 2008, the company’s options granted were 95,500, 90,000 and 30,000 respectively, with a weighted average grant date fair value per option of $0.35, $0.35 and $0.40, respectively. The total intrinsic value of options exercised was $0 for all three fiscal years 2010, 2009 and 2008. The closing market price of our common stock on the last day of 2010 was $1.58 per share.

Note 13. Supplementary Data

The following tables present our unaudited quarterly results of operations for 2010 and 2009:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	Quarters Ended (unaudited)
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	YTD 2010
2010
Revenues	$17,425	$23,062	$24,433	$19,194	$84,114
Expenses	18,285	20,308	21,255	18,847	78,695

Earnings (loss) before net losses on disposition of assets, other income, interest noncontrolling interest and income tax expense (benefit)	(860)	2,754	3,178	347	5,419

Net losses on dispositions of assets	(16)	(23)	(16)	(11)	(66)
Other income	27	34	31	30	122
Interest	(2,408)	(2,415)	(2,383)	(2,496)	(9,702)
Impairment losses	—	(2,147)	—	—	(2,147)

Earnings (loss) from continuing operations before income taxes	(3,257)	(1,797)	810	(2,130)	(6,374)

Income tax expense (benefit)	(680)	104	151	(472)	(897)

Earnings (loss) from continuing operations	(2,577)	(1,901)	659	(1,658)	(5,477)

Discontinued operations	(440)	(1,774)	(750)	(2,161)	(5,125)

Net loss	(3,017)	(3,675)	(91)	(3,819)	(10,602)

Noncontrolling interest	7	11	(13)	12	17

Net loss attributable to controlling interests	(3,010)	(3,664)	(104)	(3,807)	(10,585)
Preferred stock dividend	(368)	(369)	(368)	(369)	(1,474)

Net loss attributable to common shareholders	$(3,378)	$(4,033)	$(472)	$(4,176)	$(12,059)

NET EARNINGS (LOSS) PER COMMON SHARE—BASIC AND DILUTED
EPS from continuing operations	$(0.13)	$(0.10)	$0.01	$(0.09)	$(0.31)

EPS from discontinued operations	$(0.02)	$(0.08)	$(0.03)	$(0.09)	$(0.22)

EPS Basic and Diluted	$(0.15)	$(0.18)	$(0.02)	$(0.18)	$(0.53)

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	Quarters Ended (unaudited)
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	YTD 2009
2009
Revenues	$18,330	$22,293	$22,928	$18,019	$81,570
Expenses	18,204	19,385	20,681	17,933	76,203

Earnings before net losses on disposition of assets, other income, interest noncontrolling interest and income tax expense (benefit)	126	2,908	2,247	86	5,367

Net losses on dispositions of assets	(26)	(26)	(24)	(38)	(114)
Other income	38	34	28	34	134
Interest	(2,307)	(2,437)	(2,420)	(2,417)	(9,581)
Impairment losses	—	—	—	(7,399)	(7,399)

Earnings (loss) from continuing operations before income taxes	(2,169)	479	(169)	(9,734)	(11,593)

Income tax expense (benefit)	(633)	97	(177)	164	(549)

Earnings (loss) from continuing operations	(1,536)	382	8	(9,898)	(11,044)

Discontinued operations	(889)	961	(1,017)	(15,536)	(16,481)

Net earnings (loss)	(2,425)	1,343	(1,009)	(25,434)	(27,525)

Noncontrolling interest	87	(69)	(38)	150	130

Net income (loss) attributable to controlling interests	(2,338)	1,274	(1,047)	(25,284)	(27,395)

Preferred stock dividend	(369)	(369)	(368)	(368)	(1,474)

Net earnings (loss) attributable to common shareholders	$(2,707)	$905	$(1,415)	$(25,652)	$(28,869)

NET EARNINGS (LOSS) PER COMMON SHARE—BASIC AND DILUTED
EPS from continuing operations *	$(0.09)	$(0.00)	$(0.02)	$(0.47)	$(0.58)

EPS from discontinued operations *	$(0.04)	$0.04	$(0.04)	$(0.70)	$(0.75)

EPS Basic and Diluted	$(0.13)	$0.04	$(0.06)	$(1.17)	$(1.33)

* Quarterly EPS data does not add to total year, due to rounding

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

Note 14. Subsequent Events

On January 26, 2011, the Company borrowed $1.95 million from Elkhorn Valley Bank. The promissory note bears interest at 5.9% per annum and matures on October 1, 2011. The loan is secured by Super 8 hotels located in Watertown, South Dakota and Park City, Kansas.

On March 1, 2011, the maturity date of the $0.8 million promissory note to First National Bank of Omaha was extended to March 1, 2012.

On March 10, 2011, the Company received a waiver from Great Western Bank for non-compliance with the loan-specific debt service coverage ratio covenant set forth in the credit facilities with Great Western Bank as of December 31, 2010. Additional information regarding the waiver is included in Note 6 to these Consolidated Financial Statements.

The credit facilities with Great Western Bank were amended on March 15, 2011 to require maintenance of consolidated and loan-specific debt service coverage ratios of at least 1.05 to 1, tested quarterly, from December 31, 2010 through the maturity of the credit facilities. The credit facilities continue to require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, from December 31, 2010 through the maturity of the credit facilities.

The Great Western Bank amendment also: (a) modifies the borrowing base so that the loans available to the Company under the credit facilities may not exceed the lesser of (i) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (ii) an amount that would result in a loan-specific debt service coverage ratio of less than 1.05 to 1 from December 31, 2010 through December 31, 2011 and 1.50 to 1 from January 1, 2012 through the maturity of the credit facilities; (b) maintains the interest rate on the revolving credit portion of the credit facilities at 5.50% from March 15, 2011 through December 31, 2011 and prime (subject to a 5.50% floor rate) from January 1, 2012 through the maturity of the credit facilities; and (c) gives Great Western Bank the option to increase the interest rates of the credit facilities up to 4.00% any time after January 1, 2012.

On March 11, 2011, the Company received a waiver from Wells Fargo Bank for non-compliance with the consolidated tangible net worth covenant set forth in its credit facility with Wells Fargo Bank as of December 31, 2010. Additional information regarding the waiver is included in Note 6 to these Consolidated Financial Statements. In connection with the waiver, the credit facility was amended on March 11, 2011 to: (a) reduce the consolidated tangible net worth covenant from $65 million to $50 million; (b) extend the maturity date from March 12, 2011 to September 30, 2011; and (c) decrease the interest rate from LIBOR plus 5.0% (subject to a 5.5% floor) to LIBOR plus 4.0% (subject to a 4.5% floor).

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2010

		Initial Cost		Additions, (Dispositions), (Impairments), Subsequent to Acquisition		Gross Amount at December 31, 2010
Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Comfort Inn
Minocqua, Wisconsin	GWB	$214,505	$1,458,389	$—	$368,972	$214,505	$1,827,361	$(920,269)	$1,121,597
Sheboygan, Wisconsin	GWB	286,970	1,716,782	—	384,299	286,970	2,101,081	(1,065,569)	1,322,482
Chambersburg, Pennsylvania	GRW	89,000	2,346,362	—	356,098	89,000	2,702,460	(1,091,443)	1,700,017
Culpeper, Virginia	GRW	182,264	2,142,652	—	595,568	182,264	2,738,220	(1,098,860)	1,821,624
Farmville, Virginia	GRW	253,618	2,162,087	—	592,099	253,618	2,754,186	(1,292,289)	1,715,515
Morgantown, West Virginia	GRW	398,322	3,853,651	—	934,706	398,322	4,788,357	(2,153,786)	3,032,893
New Castle, Pennsylvania	GRW	56,648	4,101,254	—	702,996	56,648	4,804,250	(1,893,833)	2,967,065
Princeton, West Virginia	GRW	387,567	1,774,501	—	709,251	387,567	2,483,752	(1,239,044)	1,632,275
Rocky Mount, Virginia	GRW	193,841	2,162,429	—	204,400	193,841	2,366,829	(1,049,511)	1,511,159
Solomons, Maryland	GRW	2,303,990	2,988,255	—	1,975,470	2,303,990	4,963,725	(2,656,695)	4,611,020
Erlanger, Kentucky	GWB	750,000	2,822,201	(65,855)	420,122	684,145	3,242,323	(885,628)	3,040,840
Fayetteville, North Carolina	CITI	725,000	3,910,514	—	472,538	725,000	4,383,052	(1,112,994)	3,995,058
Fayetteville Car Wash, North Carolina	CITI	—	164,128	—	8,706	—	172,834	(63,138)	109,696
Alexandria, Virginia	WF BMI	2,500,000	9,373,060	—	1,633,645	2,500,000	11,006,705	(1,567,064)	11,939,641
Glasgow, Kentucky	GE 3CI	500,000	2,456,305	—	523,625	500,000	2,979,930	(402,477)	3,077,453

Super 8
Creston, Iowa	GRW	56,000	840,580	89,607	2,377,472	145,607	3,218,052	(1,827,635)	1,536,024
Columbus, Nebraska	GWB	51,716	571,178	51,666	741,239	103,382	1,312,417	(917,248)	498,551
O’Neill, Nebraska	GRW	75,000	667,074	46,075	1,140,531	121,075	1,807,605	(1,047,641)	881,039
Omaha, Nebraska	GWB	164,034	1,053,620	—	1,270,096	164,034	2,323,716	(1,669,219)	818,531
Lincoln, Nebraska (West “O”)	GWB	139,603	1,234,988	63,153	988,232	202,756	2,223,220	(1,464,688)	961,288
Lincoln, Nebraska (Cornhusker)	GWB	226,174	1,068,520	271,817	1,943,697	497,991	3,012,217	(1,827,464)	1,682,744
Keokuk, Iowa	GRW	55,000	642,783	71,175	651,109	126,175	1,293,892	(913,544)	506,523
Iowa City, Iowa	GRW	227,290	1,280,365	—	617,363	227,290	1,897,728	(1,380,994)	744,024
Omaha, Nebraska (Ak-sar-ben)	GWB	203,453	1,054,497	—	366,738	203,453	1,421,235	(993,072)	631,616
Kirksville, Missouri	GWB	151,225	830,457	—	365,094	151,225	1,195,551	(815,571)	531,205
Burlington, Iowa	GRW	145,000	867,116	—	383,872	145,000	1,250,988	(866,262)	529,726
Sedalia, Missouri	GWB	185,025	917,809	—	713,711	185,025	1,631,520	(1,034,512)	782,033
Hays, Kansas	GWB	317,762	1,133,765	19,519	497,858	337,281	1,631,623	(1,108,349)	860,555
Moberly, Missouri	GWB	60,000	1,075,235	—	445,426	60,000	1,520,661	(1,027,708)	552,953
Pittsburg, Kansas	GRW	130,000	852,131	—	302,879	130,000	1,155,010	(823,115)	461,895
Manhattan, Kansas	GWB	261,646	1,254,175	(10,000)	609,142	251,646	1,863,317	(1,184,199)	930,764
Clinton, Iowa	GRW	135,153	805,067	(46,089)	357,896	89,064	1,162,963	(783,125)	468,902
Mt. Pleasant, Iowa	GRW	85,745	536,064	21,507	533,116	107,252	1,069,180	(719,256)	457,176
Wichita, Kansas	GWB	435,087	1,806,979	—	756,371	435,087	2,563,350	(1,717,853)	1,280,584

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2010

		Initial Cost		Additions, (Dispositions), (Impairments), Subsequent to Acquisition		Gross Amount at December 31, 2010
Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Super 8—continued
Pella, Iowa	GRW	61,853	664,610	—	179,642	61,853	844,252	(559,643)	346,462
Storm Lake, Iowa	GRW	90,033	819,202	41,344	636,087	131,377	1,455,289	(827,623)	759,043
West Plains, Missouri	GWB	112,279	861,178	—	205,481	112,279	1,066,659	(676,619)	502,319
Jefferson City, Missouri	GWB	264,707	1,206,886	—	397,857	264,707	1,604,743	(996,152)	873,298
El Dorado, Kansas	FNB	96,764	418,333	467	653,232	97,231	1,071,565	(657,700)	511,096
Wayne, Nebraska	GWB	79,127	685,135	—	196,349	79,127	881,484	(539,507)	421,104
Batesville, Arkansas	GWB	81,483	811,371	—	253,910	81,483	1,065,281	(612,674)	534,090
Fayetteville, Arkansas	GWB	255,731	1,549,271	—	336,768	255,731	1,886,039	(1,074,703)	1,067,067
Omaha, Nebraska (West Dodge)	GWB	593,518	1,758,275	—	400,131	593,518	2,158,406	(1,191,201)	1,560,723
Watertown, South Dakota	EVB	51,237	1,296,312	—	580,395	51,237	1,876,707	(990,558)	937,386
Norfolk, Nebraska	GRW	226,971	1,587,581	—	564,861	226,971	2,152,442	(1,049,008)	1,330,405
Park City, Kansas	EVB	275,962	891,933	—	534,922	275,962	1,426,855	(766,135)	936,682
Muscatine, Iowa	GWB	204,890	1,616,090	—	358,533	204,890	1,974,623	(1,000,636)	1,178,877
Fort Madison, Iowa	GWB	104,855	871,075	—	269,094	104,855	1,140,169	(591,798)	653,226
Portage, Wisconsin	GRW	203,032	1,839,321	—	341,448	203,032	2,180,769	(1,012,457)	1,371,344
Antigo, Wisconsin	GWB	234,605	1,485,579	(13,506)	306,995	221,099	1,792,574	(873,672)	1,140,001
Shawano, Wisconsin	GRW	244,935	1,672,123	—	295,722	244,935	1,967,845	(951,960)	1,260,820
Tomah, Wisconsin	GWB	211,975	2,079,714	(59,834)	459,046	152,141	2,538,760	(1,125,432)	1,565,469
Menomonie, Wisconsin	GRW	451,520	2,398,446	—	382,220	451,520	2,780,666	(1,180,959)	2,051,227
Clarinda, Iowa	GWB	75,000	1,276,923	—	131,326	75,000	1,408,249	(289,417)	1,193,832
Billings, Montana	GE MOA	518,000	4,807,220	—	152,610	518,000	4,959,830	(650,668)	4,827,162
Boise, Idaho	GE MOA	612,000	5,709,976	—	111,510	612,000	5,821,486	(725,391)	5,708,095
Columbus, Georgia	GE MOA	441,000	4,173,299	(223,155)	(2,023,604)	217,845	2,149,695	(199,866)	2,167,674
Terre Haute, Indiana	GE MOA	547,000	4,976,600	—	309,290	547,000	5,285,890	(753,897)	5,078,993
Green Bay, Wisconsin	GE-GB	570,000	2,784,052	—	78,583	570,000	2,862,635	(341,280)	3,091,355

Sleep Inn
Omaha, Nebraska	WF	400,000	3,275,773	—	430,655	400,000	3,706,428	(873,248)	3,233,180
Louisville, Kentucky	GE LSI	350,000	1,288,002	—	496,723	350,000	1,784,725	(323,336)	1,811,389

Holiday Inn Express
Harlan, Kentucky	GRW	—	2,949,276	—	864,177	—	3,813,453	(1,585,313)	2,228,140

Quality Inn
Danville, Kentucky	GRW	155,717	2,971,403	—	804,560	155,717	3,775,963	(1,678,407)	2,253,273

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2010

		Initial Cost		Additions, (Dispositions), (Impairments), Subsequent to Acquisition		Gross Amount at December 31, 2010
Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Hampton Inn
Cleveland, Tennessee	GRW	212,914	2,370,499	—	995,579	212,914	3,366,078	(1,596,955)	1,982,037
Shelby, North Carolina	GRW	253,921	2,782,042	—	1,117,839	253,921	3,899,881	(1,978,660)	2,175,142
Comfort Suites
Dover, Delaware	GRW	337,113	5,179,187	—	114,107	337,113	5,293,294	(2,094,882)	3,535,525
Ft. Wayne, Indiana	CITI	1,200,000	4,803,605	—	749,026	1,200,000	5,552,631	(1,629,752)	5,122,879
Lafayette, Indiana	CITI	850,000	3,473,808	—	553,851	850,000	4,027,659	(738,476)	4,139,183
Marion, Indiana	CITI	430,000	1,945,383	—	381,855	430,000	2,327,238	(784,680)	1,972,558
South Bend, Indiana	GE SB	500,000	11,512,314	—	412,400	500,000	11,924,714	(2,442,238)	9,982,476
Warsaw, Indiana	CITI	650,000	2,500,570	—	241,727	650,000	2,742,297	(796,386)	2,595,911
Louisville, Kentucky	GE 3CI	500,000	2,186,715	—	759,430	500,000	2,946,145	(516,215)	2,929,930
Ramada Ltd
Ellenton, Florida	GRW	546,945	2,293,464	—	923,613	546,945	3,217,077	(1,556,429)	2,207,593
Guest House Inn
Ellenton, Florida	GRW	290,373	2,102,371	—	239,249	290,373	2,341,620	(924,790)	1,707,203
Jackson, Tennessee	GRW	261,506	3,430,541	(69,292)	(962,091)	192,214	2,468,450	(1,096,325)	1,564,339
Tara Inn & Suites
Jonesboro, Georgia	GWB	685,000	5,357,276	(473,167)	(3,401,147)	211,833	1,956,129	(362,962)	1,805,000
Baymont Inn
Brooks, Kentucky	GE 3CI	500,000	2,008,474	(212,952)	(552,349)	287,048	1,456,125	(244,917)	1,498,256
Days Inn
Farmville, Virginia	GRW	384,591	1,967,727	—	443,063	384,591	2,410,790	(1,059,979)	1,735,402
Alexandria, Virginia	WF BMI	2,500,000	6,544,271	—	1,613,579	2,500,000	8,157,850	(1,262,202)	9,395,648
Fredericksburg South, Virginia	WF BMI	1,510,000	1,786,979	(455,900)	248,117	1,054,100	2,035,096	(429,196)	2,660,000
Shreveport, Louisiania	WF BMI	1,250,000	2,964,484	—	1,203,220	1,250,000	4,167,704	(775,625)	4,642,079
Bossier City, Louisiania	WF	1,025,000	5,117,686	—	1,313,255	1,025,000	6,430,941	(1,039,513)	6,416,428
Fredericksburg North, Virginia	WF	650,000	3,142,312	(204,499)	(105,624)	445,501	3,036,688	(632,189)	2,850,000
Ashland, Kentucky	GE 2DI	320,000	1,303,003	—	404,692	320,000	1,707,695	(302,505)	1,725,190
Glasgow, Kentucky	GE 2DI	425,000	2,206,805	—	158,137	425,000	2,364,942	(294,020)	2,495,922
Sioux Falls, Airport	GE SF	—	2,397,714	—	201,551	—	2,599,265	(356,147)	2,243,118
Sioux Falls, Empire	GE SF	480,000	1,988,692	—	220,026	480,000	2,208,718	(312,691)	2,376,027

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2010

		Initial Cost		Additions, (Dispositions), (Impairments), Subsequent to Acquisition		Gross Amount at December 31, 2010
Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Extended Stay-Savannah Suites
Atlanta, Georgia	GE PINE*	1,865,000	3,997,960	(981,833)	(1,865,688)	883,167	2,132,272	(296,128)	2,719,311
Augusta, Georgia	GE SS	750,000	3,816,246	—	201,719	750,000	4,017,965	(662,493)	4,105,472
Chamblee, Georgia	GE SS	1,650,000	3,563,648	—	110,459	1,650,000	3,674,107	(647,895)	4,676,212
Greenville, South Carolina	GE SS	550,000	3,408,375	(255,316)	(1,563,465)	294,684	1,844,910	(228,770)	1,910,824
Jonesboro, Georgia	GE SS	875,000	2,978,463	(394,903)	(1,298,804)	480,097	1,679,659	(191,199)	1,968,557
Savannah, Georgia	GE SS	1,250,000	4,052,678	—	106,967	1,250,000	4,159,645	(575,253)	4,834,392
Stone Mountain, Georgia	GE SS	725,000	3,840,600	—	118,101	725,000	3,958,701	(643,145)	4,040,556
Supertel Inn
Creston, Iowa	GWB	234,866	2,708,224	—	11,543	234,866	2,719,767	(605,819)	2,348,814
Key West Inns
Key Largo, Florida	GRW	339,425	3,238,530	—	1,312,866	339,425	4,551,396	(1,843,065)	3,047,756
Masters
Columbia-I26, South Carolina	GE Masters	450,000	1,395,861	(103,319)	(164,000)	346,681	1,231,861	(178,542)	1,400,000
Columbia-Knox Abbot Dr, South Carolina	GE Masters	—	1,474,612	—	41,659	—	1,516,271	(258,771)	1,257,500
Charleston North, South Carolina	GE Masters	700,000	2,895,079	(277,204)	(854,929)	422,796	2,040,150	(302,945)	2,160,001
Doraville, Georgia	GE Masters	420,000	1,523,435	(216,610)	(590,442)	203,390	932,993	(163,883)	972,500
Garden City, Georgia	GE Masters	570,000	2,443,603	(254,039)	(813,358)	315,961	1,630,245	(261,206)	1,685,000
Marietta, Georgia	GE Masters	400,000	1,836,260	(167,531)	(570,242)	232,469	1,266,018	(193,487)	1,305,000
Mt Pleasant, South Carolina	GE Masters	725,000	5,112,136	(266,578)	(1,613,071)	458,422	3,499,065	(419,987)	3,537,500
Tampa East, Florida	GE Masters	192,416	3,413,132	(123,228)	(2,100,002)	69,188	1,313,130	(314,817)	1,067,501
Tampa Fairgrounds, Florida	GE Masters	580,000	3,018,614	(263,045)	(1,131,236)	316,955	1,887,378	(281,833)	1,922,500
Tucker, Georgia	GE Masters	510,000	2,699,751	(145,378)	(603,143)	364,622	2,096,608	(252,511)	2,208,719
Tuscaloosa Alabama	GE Masters	740,000	4,025,844	(284,238)	(1,252,697)	455,762	2,773,147	(356,409)	2,872,500
Subtotal Hotel Properties		48,749,902	263,458,905	(4,891,141)	28,408,202	43,858,761	291,867,107	(96,619,207)	239,106,661
Construction in Progress		—	—	—	331,642	—	331,642		331,642
Office building	EVB	68,765	1,516,627	—	737,290	68,765	2,253,917	(1,526,819)	795,863

Total		$48,818,667	$264,975,532	$(4,891,141)	$29,477,134	$43,927,526	$294,452,666	$(98,146,026)	$240,234,166

*	Atlanta Land includes value of land lease

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2010

Encumbrance codes refer to the following lenders:

GRW	Greenwich Capital Loan	EVB	Elkhorn Valley Bank

GWB	Great Western Bank	CITI	Citigroup Global Markets Realty

GE SB	GE Capital Franchise Finance	WF	Wells Fargo Bank

GE SS	GE Capital Corporation	WF BMI	Wells Fargo Bank

GE Pine	GE Capital Corporation	GE MOA	GE Capital Corporation

GE Masters	GE Capital Corporation	GE SF	GE Capital Corporation

GE GB	GE Capital Corporation	GE 3CI	GE Capital Corporation

GE LSI	GE Capital Corporation	GE 2 DI	GE Capital Corporation

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2010

	ASSET BASIS	Total
(a)	Balance at January 1, 2008	$376,239,780

	Additions to buildings and improvements	$34,157,694
	Disposition of buildings and improvements	(9,275,478)
	Impairment loss	(250,000)

	Balance at December 31, 2008	$400,871,996

	Additions to buildings and improvements	$4,485,009
	Disposition of buildings and improvements	(18,942,418)
	Impairment loss	(26,722,187)

	Balance at December 31, 2009	$359,692,400

	Additions to buildings and improvements	$4,344,356
	Disposition of buildings and improvements	(17,101,252)
	Impairment loss	(8,555,306)

	Balance at December 31, 2010	$338,380,198

	ACCUMULATED DEPRECIATION	Total
(b)	Balance at January 1, 2008	$75,295,053

	Depreciation for the period ended December 31, 2008	$14,979,630
	Depreciation on assets sold or disposed	(3,283,741)

	Balance at December 31, 2008	$86,990,942

	Depreciation for the period ended December 31, 2009	$14,242,727
	Depreciation on assets sold or disposed	(4,697,660)
	Impairment loss	(2,574,353)

	Balance at December 31, 2009	$93,961,656

	Depreciation for the period ended December 31, 2010	$11,710,060
	Depreciation on assets sold or disposed	(7,168,962)
	Impairment loss	(356,732)

	Balance at December 31, 2010	$98,146,022

(c)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $370 million.

(d)	Depreciation is computed based upon the following useful lives:

Buildings and improvements 15 - 40 years

Furniture and equipment 3 - 12 years

(e)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in Note 6 to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

Because this Annual Report on Form 10-K is being filed within four business days after the applicable triggering events, the information below is being disclosed under this Item 9B instead of under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K.

The Company received a waiver for non-compliance with a financial covenant with Great Western Bank on March 10, 2011, and the Company’s loans with Great Western Bank were further amended on March 15, 2011, as described in, and incorporated herein by reference from, Item 7 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning the directors and executive officers of the Company is incorporated by reference from information relating to executive officers of the Company set forth in Part I of this Form 10-K and to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) under the captions “Corporate Governance” and “Election of Directors.”

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

Information regarding executive and director compensation is incorporated by reference to the 2011 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-end,” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, of each director and executive officer of Supertel Hospitality, Inc., and all directors and executive officers as a group, is incorporated by reference to the 2011 Proxy Statement under the caption “Ownership of the Company’s Common Stock By Management and Certain Beneficial Owners.”

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under existing equity compensation plans as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	255,143	$2.87	42,000
Equity compensation plans not approved by security holders	—	—	—
Total	255,143	$2.87	42,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2011 Proxy Statement under the caption “Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2011 Proxy Statement under the caption “Independent Public Registered Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules.

Exhibits.

3.1(b)	Second Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 6, 2007).

10.1*	Third Amended and Restated Agreement of Limited Partnership of Supertel Limited Partnership, as amended.

10.2	Form of Master Lease Agreement made as of January 1, 2002 by and between Supertel Limited Partnership, E&P Financing Limited Partnership, Solomons Beacon Inn Limited Partnership and TRS Leasing, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.3	Loan Agreement dated as of November 26, 2002 by and among Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.4	Promissory Note dated as of November 26, 2002 between Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.5	Guaranty of Recourse Obligations dated as of November 26, 2002 made by the Company in favor of Greenwich Capital Financial Products, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.6	Pledge and Security Agreement dated as of November 26, 2002 by the Company, Supertel Limited Partnership, TRS Leasing, Inc. and Solomons GP, LLC, for the benefit of Greenwich Capital Financial Products, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.7	Master Lease Agreement dated as of November 26, 2002 between Solomons Beacon Inn Limited Partnership and TRS Subsidiary, LLC. (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.8	First Amended and Restated Master Lease Agreement dated as of November 26, 2002 between Supertel Limited Partnership, E&P Financing Limited Partnership, TRS Leasing, Inc. and Solomons Beacon Inn Limited Partnership. (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.9	Hotel Management Agreement dated as of August 1, 2004 between TRS Leasing, Inc., TRS Subsidiary, LLC and Royco Hotels, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.10	Amendment dated January 1, 2007 to Hotel Management Agreement dated August 1, 2004 by and between Royco Hotels, Inc., TRS Leasing, Inc., TRS Subsidiary, LLC and SPPR TRS Subsidiary, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 1, 2007).

10.11	Management Agreement dated May 16, 2007 between TRS Leasing, Inc. and HLC Hotels, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2007).

10.12	Amendment to Management Agreement dated July 15, 2008 between TRS Leasing, Inc. and HLC Hotels, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.13	Amended and Restated Loan Agreement dated December 3, 2008 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 3, 2008).

10.14	First Amendment dated February 4, 2009 between the Company and Great Western Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009).

10.15	Second Amendment to Amended and Restated Loan Agreement dated as of March 29, 2010 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.16	Promissory Notes, Loan Agreement and form of Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 18, 2006 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 17, 2006).

10.17	Unconditional Guaranty of Payment and Performance dated August 18, 2006 by the Company to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 17, 2006).

10.18	Amendment No. 1 to the Promissory Note dated August 18, 2006 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 1, 2008).

10.19	Promissory Note, Loan Agreement and form of Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated January 5, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 5, 2007).

10.20	Amendment No. 1 to the Promissory Note dated January 5, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 1, 2008).

10.21	Promissory Notes, Loan Agreement and form of Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated May 16, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 16, 2007).

10.22

Unconditional Guaranty of Payment and Performance dated May 16, 2007 by the Company to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on

Form 8-K dated May 16, 2007).

10.23	Amendment No. 1 to the Promissory Note dated May 16, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 1, 2008).

10.24	Loan Modification Agreements dated as of September 30, 2009 by and between General Electric Capital Corporation, the Company, Supertel Limited Partnership, Supertel Hospitality REIT Trust and SPPR-South Bend, LLC, (incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.25	Covenant Waiver dated as of November 9, 2009 by General Electric Capital Corporation to the Company, Supertel Limited Partnership, Supertel Hospitality REIT Trust and SPPR-South Bend, LLC. (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form10-K for the year ended December 31, 2009).

10.26	Loan Modification Agreement dated as of March 25, 2010 by and between General Electric Capital Corporation, Supertel Limited Partnership, SPPR-South Bend, LLC, Supertel Hospitality REIT Trust and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.27	Unconditional Guaranties of Payment and Performance dated March 16, 2009, by the Company and Supertel Hospitality REIT Trust to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.28	Global Amendment and Consent dated March 16, 2009 between Supertel Limited Partnership, SPPR-South Bend, LLC and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.29	Standby Equity Distribution Agreement dated as of March 26, 2010 between YA Global Master SPV Ltd. and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2010).

10.30*	Employment Agreement dated as of September 1, 2005 by and between the Company and Don Heimes.

10.31	The Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.32	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.33	Amendment dated May 28, 2009, to the Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 28, 2009).

10.34	Employment Agreement of Kelly Walters, dated November 17, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 17, 2009).

10.35	Employment Agreement of Steven C. Gilbert, dated November 17, 2009 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 17, 2009).

10.36	Employment Agreement of Corrine L. Scarpello, dated November 17, 2009 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 17, 2009).

10.37	Employment Agreement of David L. Walter dated November 17, 2009 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 17, 2009).

10.38	Director and Named Executive Officers Compensation is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2009”, “Outstanding Equity Awards at Fiscal Year-End”, and “Director Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 26, 2011.

21.0*	Subsidiaries.

23.1*	Consent of KPMG LLP.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certifications.

Pursuant to Item 601 (b)(4) of Regulation S-K, certain instruments with respect to the Company’s long-term debt are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as Exhibits 10.30 through 10.38.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

	By:	/S/ KELLY A. WALTERS
March 16, 2011		Kelly A. Walters
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated above.

By:	/S/ KELLY A. WALTERS	By:	/S/ JEFFREY M. ZWERDLING
	Kelly A. Walters President and Chief Executive Officer (principal executive officer)		Jeffrey M. Zwerdling Director

By:	/S/ CORRINE L. SCARPELLO	By:	/S/ ALLEN L. DAYTON
	Corrine L. Scarpello Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)		Allen L. Dayton Director

By:	/S/ WILLIAM C. LATHAM	By:	/S/ GEORGE R. WHITTEMORE
	William C. Latham Chairman of the Board		George R. Whittemore Director

By:	/S/ KELLY A. WALTERS	By:	/S/ PATRICK J. JUNG
	Kelly A. Walters Director		Patrick J. Jung Director

By:	/S/ STEVE H. BORGMANN	By:	/S/ RICHARD A. FRANDEEN
	Steve H. Borgmann Director		Richard A. Frandeen Director

By:	/S/ PAUL J. SCHULTE
Paul J. Schulte Director