Form 10-Q
period 2011-03-31
SUPERTEL HOSPITALITY INC
filed 2011-05-10
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34087

SUPERTEL HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of April 27, 2011, there were 22,944,234 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Investments in hotel properties	$300,624	$299,834
Less accumulated depreciation	93,490	90,972

	207,134	208,862

Cash and cash equivalents	319	333
Accounts receivable, net of allowance for doubtful accounts of $123 and $133	1,893	1,717
Prepaid expenses and other assets	14,837	13,372
Deferred financing costs, net	918	988
Investment in hotel properties, held for sale, net	28,764	31,372

	$253,865	$256,644

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$18,561	$17,732
Debt related to hotel properties held for sale	27,052	28,175
Long-term debt	148,429	146,835

	194,042	192,742

Redeemable noncontrolling interest in consolidated partnership, at redemption value	511	511

Redeemable preferred stock
10% Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

EQUITY
Shareholders’ equity
Preferred stock, 40,000,000 shares authorized; 8% Series A, 2,500,000 shares authorized; $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
Common stock, $.01 par value, 100,000,000 shares authorized; 22,917,509 shares outstanding.	229	229
Common stock warrants	252	252
Additional paid-in capital	121,398	121,384
Distributions in excess of retained earnings	(70,547)	(66,479)

Total shareholders’ equity	51,340	55,394
Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $253 and $250	310	335

Total equity	51,650	55,729

COMMITMENTS AND CONTINGENCIES
	$253,865	$256,644

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
REVENUES
Room rentals and other hotel services	$18,065	$17,669

EXPENSES
Hotel and property operations	15,413	14,779
Depreciation and amortization	2,621	2,842
General and administrative	1,103	999
Termination cost	540	—

	19,677	18,620

EARNINGS BEFORE NET LOSS ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE AND INCOME TAXES	(1,612)	(951)

Net loss on dispositions of assets	(6)	(16)
Other income	85	27
Interest expense	(2,580)	(2,444)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,113)	(3,384)

Income tax benefit	892	730

LOSS FROM CONTINUING OPERATIONS	(3,221)	(2,654)

Loss from discontinued operations, net of tax	(490)	(363)

NET LOSS	(3,711)	(3,017)

Noncontrolling interest	11	7

NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	(3,700)	(3,010)

Preferred stock dividends	(368)	(368)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,068)	$(3,378)

NET EARNINGS PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations	$(0.16)	$(0.14)

EPS from discontinued operations	$(0.02)	$(0.01)

EPS basic and diluted	$(0.18)	$(0.15)

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,711)	$(3,017)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,621	3,040
Amortization of intangible assets and deferred financing costs	118	147
Loss on dispositions of assets	19	36
Amortization of stock option expense	14	12
Provision for impairment loss	449	120
Deferred income taxes	(1,073)	(1,106)
Changes in operating assets and liabilities:
Increase in assets	(568)	(1,464)
Increase in liabilities	829	2,322

Net cash (used in) provided by operating activities	(1,302)	90

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(990)	(505)
Proceeds from sale of hotel assets	2,237	2,644

Net cash provided by investing activities	1,247	2,139

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(47)	(11)
Principal payments on long-term debt	(3,585)	(2,606)
Proceeds from long-term debt, net	4,055	762
Distributions to noncontrolling interest	(14)	(14)
Dividends paid to preferred shareholders	(368)	(368)

Net cash provided by (used in) financing activities	41	(2,237)

Decrease in cash and cash equivalents	(14)	(8)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	333	428

CASH AND CASH EQUIVALENTS, END OF PERIOD	$319	$420

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$2,985	$2,928

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared preferred	$368	$368

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 95 properties with the exception of furniture, fixtures and equipment on 72 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in Supertel Limited Partnership and at March 31, 2011 owned approximately 99% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At March 31, 2011, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC. References to “we”, “our”, and “us”, herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of March 31, 2011, the Company owned 105 limited service hotels and one office building. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels, Inc. (“Royco Hotels”), and HLC Hotels Inc. (“HLC”).

The hotel management agreement, as amended, between TRS Lessee and Royco Hotels, the manager of 95 of the Company’s hotels, provides for Royco Hotels to operate and manage the hotels through December 31, 2011, with extension to December 31, 2016 upon achievement of average annual net operating income of at least 10% of the Company’s investment in the hotels. Under the agreement, Royco Hotels receives a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increase above thresholds that range from up to $75 million to over $100 million, and an annual incentive fee of 10% of up to the first $1 million of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1 million. On March 25, 2011, Royco Hotels and the Company settled a lawsuit filed by Royco Hotels against the Company. The settlement agreement between the parties provides that (a) the Company will pay an aggregate of $590,000 in varying amounts of installments through July 1, 2013 to Royco Hotels as financial settlement of the lawsuit and fees owed to Royco Hotels as termination fees for hotels that have been sold, (b) Royco Hotels will permit the Company and new managers access to certain Royco Hotels employees and waive any prohibitions under the management agreement with respect to such access, and (c) the management agreement will be terminated effective May 31, 2011.

On April 21, 2011, the Company through TRS Lessee entered into separate management agreements with Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company LLC (“Strand”) and Kinseth Hotel Corporation (“Kinseth”) as eligible independent operators to manage 95 of the Company’s hotels commencing June 1, 2011. These hotels are currently managed by Royco Hotels.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

HMA will manage 25 Company hotels in Arkansas, Louisiana, Tennessee, Kentucky, Indiana, Virginia and Florida. Strand will manage the Company’s seven economy extended-stay hotels as well as 17 additional Company hotels located in Georgia, Delaware, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth will manage 46 Company hotels in eight states primarily in the Midwest. Each of the management agreements expire on May 31, 2014 and will renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

Each of HMA, Strand and Kinseth will receive a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel income and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

Supertel Limited Partnership owns 10 hotels which are operated under the Masters Inn name. TRS, the lessee of the hotels, entered into a management agreement with HLC, an affiliate of the sellers of the 10 hotels. The management agreement, as amended, provides for HLC to operate and manage the 10 hotels through December 31, 2011 and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

The management agreements generally require TRS Lessee to fund debt service, working capital needs, capital expenditures and third-party operating expenses for the management companies excluding those expenses not related to the operation of the hotels. TRS Lessee is responsible for obtaining and maintaining insurance policies with respect to the hotels.

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

Consolidated Financial Statements

The Company has prepared the condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Fair Value Measurements

We currently do not have any financial instruments that must be measured on a recurring basis under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820-10 Fair Value Measurements and Disclosures - Overall; however, we apply the fair value provisions of ASC 820-10-35 Fair Value Measurements and Disclosures - Overall - Subsequent Measurement, for our nonfinancial assets which include our held for sale hotels. We measure these assets using inputs from Level 3 of the fair value hierarchy.

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

During the three months ended March 31, 2011 and 2010, Level 3 inputs were used to determine an impairment loss of $474,000 for nine hotels held for sale and $120,000 for one hotel held for sale, respectively.

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

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of March 31, 2011, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $148.4 million and $151.5 million, respectively. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $146.8 million and $150.9 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Hotel Properties Held for Sale and Discontinued Operations

During the three months ended March 31, 2011, one of the Company’s held for sale hotels was reclassified as held for use. The reclassification of this hotel was due to changes in the property’s market condition. At March 31, 2011 the Company had sixteen hotels identified that it intends to sell and that met the Company’s criteria to be classified as held for sale. Nine of the hotels had an impairment loss

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

recognized during the three months ended March 31, 2011, in the amount of $474,000. The Company also recorded recovery of $25,000 of previously recorded impairment on one hotel at the time of sale. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales. We record impairment charges and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations. The operating results of the hotels held for sale and sold are included in discontinued operations and are summarized below. The operating results for the three months ended March 31, 2011 include sixteen hotels held for sale and one hotel that was sold. The operating results for the three months ended March 31, 2010 include sixteen hotels held for sale, one hotel that was sold in 2011, and nine hotels that were sold in 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues	$3,510	$4,053
Hotel and property operations expenses	(3,146)	(3,843)
Interest expense	(523)	(611)
Depreciation expense	—	(198)
Net loss on disposition of assets	(13)	(20)
General and administrative expense	(50)	—
Impairment loss	(449)	(120)
Income tax benefit	181	376

	$(490)	$(363)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

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

(dollars in thousands, except per share data)	Three months ended March 31,
	2011	2010

Basic and Diluted Earnings per Share Calculation:

Numerator:
Net loss attributable to common shareholders:
Continuing operations	$(3,581)	$(3,017)
Discontinued operations	(487)	(361)

Net loss attributable to common shareholders - total	$(4,068)	$(3,378)

Denominator:
Weighted average number of common shares - basic and diluted	22,917,509	22,002,322

Basic and Diluted Earnings Per Common Share:
Continuing operations	$(0.16)	$(0.14)
Discontinued operations	(0.02)	(0.01)

Total - basic and diluted	$(0.18)	$(0.15)

Noncontrolling Interest of Common and Preferred Units in SLP

At March 31, 2011 and 2010 there were 158,161 and 158,161, respectively, of SLP common operating units outstanding held by the limited partners. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). In addition, the 51,035 shares of SLP preferred operating units held by the limited partners, as of March 31, 2011 and 2010, are antidilutive.

Preferred Stock of SHI

There were 803,270 shares of Series A Preferred Stock that remained outstanding at March 31, 2011 and 2010. At March 31, 2011 and 2010 there were 332,500 shares of Series B preferred stock outstanding. There are no convertible provisions for Series A or Series B, therefore, there is no dilutive effect on earnings per share.

Stock Options

The potential common shares represented by outstanding stock options for the three months ended March 31, 2011 and 2010 totaled 255,143 and 230,715, respectively, all of which are assumed to be purchased with proceeds from the exercise of stock options and are antidilutive.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Debt Financing

A summary of the Company’s long term debt as of March 31, 2011 is as follows (in thousands):

Fixed Rate Debt	Balance	Interest Rate	Maturity

Lender
Elkhorn Valley Bank	$1,950	5.90%	10/2011
Great Western Bank	11,735	5.50%	12/2011
GE Capital	306	5.00%	1/2012
First National Bank of Omaha	840	5.00%	3/2012
Great Western Bank	9,476	5.50%	5/2012
Greenwich Capital Financial Products	30,584	7.50%	12/2012
Elkhorn Valley Bank	851	6.50%	4/2014
Citigroup Global Markets Realty Corp	13,286	5.97%	11/2015
GE Capital	32,809	7.17%	9/2016 - 3/2017
GE Capital	18,607	7.69%	6/2017
Wachovia Bank	9,119	7.38%	3/2020

Total Fixed Rate Debt	$129,563

Variable Rate Debt

Lender
Wells Fargo Bank	5,070	4.50%	9/2011
Great Western Bank	17,719	5.50%	2/2012
GE Capital	20,686	3.81%	2/2018
GE Capital	2,443	4.37%	2/2018

Total Variable Rate Debt	$45,918

Subtotal debt	$175,481

Less: debt associated with hotel properties held for sale	27,052

Total Long-Term Debt	$148,429

In January 2011, the Company borrowed $1.95 million from Elkhorn Valley Bank in Norfolk, Nebraska. The note has a maturity date of October 1, 2011. The note bears interest at 5.9%. The borrowings were used to fund operations.

In March 2011, covenant waivers and other amendments were obtained for our credit facilities with Great Western Bank and Wells Fargo Bank, including an extension of the maturity date of our credit facility with Wells Fargo Bank from March 12, 2011 to September 30, 2011. These changes were reflected in the notes to our consolidated financial statements included in our Form 10-K for year ended December 31, 2010.

On March 29, 2011, we sold a Masters Inn in Atlanta (Tucker), Georgia (107 rooms) for approximately $2.4 million with no gain or loss on the sale. The majority of the proceeds were used to pay down the loan with General Electric Capital Corporation, with approximately $0.2 million used to reduce the revolving line of credit with Great Western Bank.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

In March 2011, the maturity date of the $0.8 million promissory note to First National Bank of Omaha was extended to March 1, 2012.

We are required to comply with certain financial covenants for some of our lenders. As of March 31, 2011, the Company was in compliance with all financial covenants. As a result, we are not in default of any of our loans.

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

Share-Based Compensation Expense

The expense recognized in the condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 for share-based compensation related to employees and directors was $14,400 and $12,480, respectively.

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

•	A revenue multiplier for the terminal value based on an average of historical sales from leading industry broker of like properties was applied according to the assigned holding period.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

During the three months ended March 31, 2011, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels.

Income Taxes

The TRS Lessee income tax benefit from continuing operations for the three months ended March 31, 2011 and 2010 was approximately $0.9 million and $0.7 million, respectively. The TRS Lessee has estimated its income tax benefit using a combined federal and state rate of 38%. As of March 31, 2011, TRS Lessee had a deferred tax asset of $5.1 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will begin to expire in 2022. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Income taxes are accounted for under the asset and liability method in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the need for a valuation allowance must consider positive and negative evidence, and the weight given to the potential effects of such positive and negative evidence is based on the extent to which it can be objectively verified.

Related to accounting for uncertainty in income taxes, we follow a process by which the likelihood of a tax position is gauged based upon the technical merits of the position, perform a subsequent measurement related to the maximum benefit and the degree of likelihood, and determine the amount of benefit to be recognized in the financial statements, if any.

Noncontrolling Interest in Redeemable Preferred Units

At March 31, 2011, 51,035 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The redemption value for the Preferred OP Units is $0.5 million for March 31, 2011. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. The Preferred OP Units are convertible by the holders into Common operating units (“Common OP Units”) on a one-for-one basis or, pursuant to an extension agreement by the holders, may be redeemed for cash at the option of the holder at $10 per unit on or after October 24, 2011.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Noncontrolling Interest Reconciliation of Common and Preferred Units

(in thousands)	Redeemable Noncontrolling Interest	Noncontrolling Interest	Total Noncontrolling Interest

Balance at December 31, 2010	$511	$335	$846

Partner Distribution	(14)	—	(14)
Noncontrolling Interest	14	(25)	(11)

Balance at March 31, 2011	$511	$310	$821

Equity Reconciliation of Parent and Noncontrolling Interest

(in thousands)	Preferred Shares Par Value	Common Stock Warrants	Common Shares Par Value	Additional Paid-in Capital	Distribution in Excess Accumulated Earnings	Net Shareholders Equity	Noncontrolling Interest in Consolidated Partnerships	Total Equity

Balance at December 31, 2010	$8	$252	$229	$121,384	$(66,479)	$55,394	$335	$55,729

Stock compensation	—	—	—	14	—	14	—	14
Dividends	—	—	—	—	(368)	(368)	—	(368)
Net loss	—	—	—	—	(3,700)	(3,700)	(25)	(3,725)

Balance at March 31, 2011	$8	$252	$229	$121,398	$(70,547)	$51,340	$310	$51,650

Series B Redeemable Preferred Stock

At March 31, 2011 there were 332,500 shares of 10.0% Series B preferred stock outstanding. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share. Underwriting and other costs of the offering totaled approximately $0.6 million to the Company. The proceeds were used by the Company to pay an $8.5 million bridge loan with General Electric Capital Corporation.

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

Three Months Ended March 31, 2011 and 2010

(Unaudited)

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

The Series B preferred stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock). The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At March 31, 2011, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Series A Preferred Stock

On December 30, 2005, the Company offered and sold 1,521,258 shares of 8% Series A preferred stock. At March 31, 2011, 803,270 shares of Series A preferred stock remained outstanding. Dividends on the Series A preferred stock are cumulative and payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share.

Common Stock and Warrants

On March 26, 2010, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC. Pursuant to the SEDA, YA Global has agreed to purchase up to $10.0 million (which may be increased to $20.0 million upon written notice from the Company to YA Global prior to March 26, 2011) (the “Commitment Amount”) of newly issued Company common stock, par value $0.01 per share (“Common Stock”), if notified to do so by the Company in accordance with the terms and conditions of the SEDA. Unless terminated earlier, the SEDA will automatically terminate on the earlier of April 1, 2012 or the date on which the aggregate purchases by YA Global under the SEDA total the Commitment Amount. The amount of Common Stock issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 4,400,464 shares of Common Stock, which is less than 20% of the aggregate number of outstanding shares of Common Stock. The Common Stock is currently sold pursuant to the Company’s registration statement on Form S-3 (333-170756). No shares were sold under this agreement during the three months ended March 31, 2011.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

On May 10, 2010, the Company consummated the private sale of 598,803 shares of its common stock and 299,403 warrants to purchase up to an additional 299,403 shares of the Company’s common stock for aggregate gross proceeds of $1.0 million. The warrants are exercisable for a period of three years from the date of issuance at an exercise price of $2.50

On March 29, 2011, the Company entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which the Company may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to the Company’s registration statement on Form S-3 (333-170756). During the three months ended March 31, 2011, the Company sold (with settlement in April 2011), through JMP, as its agent, an aggregate of 26,725 shares of common stock pursuant to ordinary brokers’ transactions on the Nasdaq Global Market. Gross proceeds were $43,685, commissions to agent were $2,184 and net proceeds to the Company (before expenses) were $41,501.

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

On March 25, 2011, Royco Hotels and the Company settled a lawsuit filed by Royco Hotels against the Company. The settlement agreement between the parties provides that (a) the Company will pay an aggregate of $590,000 in varying amounts of installments through July 1, 2013 to Royco Hotels as financial settlement of the lawsuit and fees owed to Royco Hotels as termination fees for hotels that have been sold, (b) Royco Hotels will permit the Company and new managers access to certain Royco Hotels employees and waive any prohibitions under the management agreement with respect to such access, and (c) the management agreement will be terminated effective May 31, 2011.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Subsequent Event

On April 21, 2011, the Company through TRS Lessee entered into separate management agreements with Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company LLC (“Strand”) and Kinseth Hotel Corporation (“Kinseth”) as eligible independent operators to manage 95 of the Company’s hotels commencing June 1, 2011. These hotels are currently managed by Royco Hotels.

HMA will manage 25 Company hotels in Arkansas, Louisiana, Tennessee, Kentucky, Indiana, Virginia and Florida. Strand will manage the Company’s seven economy extended-stay hotels as well as 17 additional Company hotels located in Georgia, Delaware, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth will manage 46 Company hotels in eight states primarily in the Midwest. Each of the management agreements expire on May 31, 2014 and will renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

Each of HMA, Strand and Kinseth will receive a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel income and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

On May 6, 2011 we sold a Super 8 in Wichita, Kansas (59 rooms) for approximately $1.4 million. Approximately $0.9 million of the proceeds were used to pay down borrowings from Elkhorn Valley Bank in Norfolk, Nebraska, with the remaining amount used to reduce the revolving line of credit with Great Western Bank.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Results for the three months ended March 31, 2011 are not necessarily indicative of results that may be attained in the future.

References to “we”, “our”, “us”, “Company”, and “Supertel Hospitality” refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make certain estimates and judgments that affect our financial position and results of operations. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of March 31, 2011 we owned 105 hotels in 23 states. Our hotels operate under several national and independent brands.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our significant events for the three months ended March 31, 2011 include:

•

In January 2011, the Company borrowed $1.95 million from Elkhorn Valley Bank in Norfolk, Nebraska. The note has a maturity date of October 1, 2011. The note bears interest at 5.9%. The borrowings were used to fund operations.

•

On March 29, 2011, we sold a Masters Inn in Atlanta (Tucker), Georgia (107 rooms) for approximately $2.4 million with no gain or loss on the sale. The majority of the proceeds were used to pay down the loan with General Electric Capital Corporation, with approximately $0.2 million used to reduce the revolving line of credit with Great Western Bank.

•

On March 29, 2011, we entered into an Equity Distribution Agreement with JMP Securities LLC (“JMP”) pursuant to which the Company may offer and sell up to 2.0 million shares of common stock of the Company from time to time.

•

In March 2011, covenant waivers and other amendments were obtained for our credit facilities with Great Western Bank and Wells Fargo Bank, including an extension of the maturity date of our credit facility with Wells Fargo Bank from March 12, 2011 to September 30, 2011. These changes were reflected in the notes to our consolidated financial statements included in our Form 10-K for year ended December 31, 2010.

•

On March 25, 2011, Royco Hotels and the Company settled a lawsuit filed by Royco Hotels against the Company. The settlement agreement between the parties provides that (a) the Company will pay an aggregate of $590,000 in varying amounts of installments through July 1, 2013 to Royco Hotels as financial settlement of the lawsuit and fees owed to Royco Hotels as termination fees for hotels that have been sold, (b) Royco Hotels will permit the Company and new managers access to certain Royco Hotels employees and waive any prohibitions under the management agreement with respect to such access, and (c) the management agreement will be terminated effective May 31, 2011.

Additionally, on May 6, 2011, we sold a Super 8 in Wichita, Kansas (59 rooms) for approximately $1.4 million. Approximately $0.9 million of the proceeds were used to pay down borrowings from Elkhorn Valley Bank in Norfolk, Nebraska, with the remaining amount used to reduce the revolving line of credit with Great Western Bank.

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

As of March 31, 2011, we owned 105 limited service hotels and one office building. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Royco Hotels Inc. (Royco Hotels) and HLC Hotels Inc. (HLC). Royco Hotels is the manager of 95 of our hotels and HLC is the manager of 10 of our hotels. On April 21, 2011, the Company through TRS Lessee entered into separate management agreements with Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company LLC (“Strand”) and Kinseth Hotel Corporation (“Kinseth”) as eligible independent operators to manage 95 of the Company’s hotels commencing June 1, 2011. These hotels are currently managed by Royco Hotels.

HMA will manage 25 Company hotels in Arkansas, Louisiana, Tennessee, Kentucky, Indiana, Virginia and Florida. Strand will manage the Company’s seven economy extended-stay hotels as well as 17 additional Company hotels located in Georgia, Delaware, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth will manage 46 Company hotels in eight states primarily in the Midwest. Each of the management agreements expire on May 31, 2014 and will renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Each of HMA, Strand and Kinseth will receive a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel income and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

Overview of Discontinued Operations

The condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 include the results of operations for the 16 hotels classified as held for sale at March 31, 2011, as well as all properties that have been sold during 2011 and 2010 in accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations.

The assets held for sale at March 31, 2011 and 2010 are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of March 31, 2011 remain properly classified in accordance with ASC 205-20.

Where the carrying value of an asset held for sale exceeded the estimated fair value, net of selling costs, we reduced the carrying value and recorded an impairment charge. During the three months ended March 31, 2011, an impairment loss of $474,000 for nine hotels held for sale was recorded by the Company. The Company also recorded recovery of $25,000 of previously recorded impairment on one hotel at the time of sale. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales.

The discontinued operations are the result of management’s strategy to reevaluate its hotels as well as the length of the period in which the company anticipates holding its properties based on new and more stringent criteria. These criteria include strategic review of debt service capability, estimated return on investment, and local market conditions.

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

General

The discussion that follows is based primarily on the condensed consolidated financial statements of the three months ended March 31, 2011 and 2010, and should be read along with the condensed consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s 105 and 114 hotels as of March 31, 2011 and 2010, respectively.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Results of Operations

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

Operating results are summarized as follows (in thousands):

	Three months ended March 31, 2011			Three months ended March 31, 2010			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$18,065	$3,510	$21,575	$17,669	$4,053	$21,722	$396
Hotel and property operations expenses	(15,413)	(3,146)	(18,559)	(14,779)	(3,843)	(18,622)	(634)
Interest expense	(2,580)	(523)	(3,103)	(2,444)	(611)	(3,055)	(136)
Depreciation and amortization expense	(2,621)	—	(2,621)	(2,842)	(198)	(3,040)	221
General and administrative expenses	(1,103)	(50)	(1,153)	(999)	—	(999)	(104)
Net loss on dispositions of assets	(6)	(13)	(19)	(16)	(20)	(36)	10
Other income	85	—	85	27	—	27	58
Impairment loss	—	(449)	(449)	—	(120)	(120)	—
Termination cost	(540)	—	(540)	—	—	—	(540)
Income tax benefit	892	181	1,073	730	376	1,106	162

Net loss	$(3,221)	$(490)	$(3,711)	$(2,654)	$(363)	$(3,017)	$(567)

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, increased $0.4 million or 2.2%, which was primarily due to increased average daily rate (“ADR”). We refer to our entire portfolio as limited service hotels which we further describe as midscale hotels, economy hotels and extended stay hotels. The same store portfolio used for comparison of the first quarter of 2011 over the same period of 2010 consists of the 89 hotels in continuing operations that were owned by the Company as of January 1, 2010. Compared to the year ago period, ADR for the entire 89 same store hotel portfolio increased 2.0% to $46.58 and revenue per available room (“RevPAR”) increased 2.2% to $25.95. The occupancy for all same store hotels for the three months ended March 31, 2011 increased 0.1 percentage points from that of the year ago period. Our 31 same store midscale hotels reflected an ADR increase of 2.5% to $62.16, a decrease in occupancy of 1.9% and a RevPAR increase of 0.6% to $32.04 for the first quarter of 2011 over the same period of 2010. Our 51 same store economy hotels reflected an ADR increase of 2.8% to $46.69, an increase in occupancy of 0.1 percentage points and an increase in RevPAR of 3.0% to $24.47 for the first quarter of 2011 over the same period of 2010. Occupancy for the seven same store extended stay properties rose 3.2% to 76.7%, and RevPAR was up 4.8% to $18.02. ADR increased 1.5% to $23.48.

During the first quarter of 2011, hotel and property operations expenses from continuing operations increased $0.6 million. The majority of the variance consisted of increased payroll expense, repairs and maintenance, and franchise related expenses.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations rose 5.6% to $2.6 million for the quarter. The increase resulted primarily from prepayment penalties associated with the sale of two Masters Inn hotels. Depreciation and amortization expense from continuing operations declined $0.2 million from the first quarter of 2010 to $2.6 million. The general and administrative expense for the 2011 first quarter increased $0.1 million compared to the prior period.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Impairment loss

For the first quarter of 2011, we recorded an impairment charge of $0.4 million on nine hotels classified as held for sale. In the prior year there was an impairment charge of $0.1 million against one held for sale hotel that was subsequently sold in the fourth quarter of 2010.

Termination cost

Termination cost reflects financial settlement fees directly related to the Company’s termination of Royco Hotels. The one time charge of $0.5 million reflects settlement of the lawsuit filed by Royco Hotels against the Company.

Dispositions

In the first quarter of 2011, we recognized a negligible gain on the disposition of assets related to the sale of a Masters Inn in Atlanta (Tucker), Georgia. The prior period results include a negligible gain on the sale of a Comfort Inn in Dublin, Virginia. The net losses on dispositions of assets in continuing operations are due primarily to normal operations.

Income tax benefit

The income tax benefit from continuing operations is related to the taxable loss from our taxable subsidiary, the TRS Lessee. Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax benefit is a result of TRS Lessee’s loss for the three months ended March 31, 2011. The income tax will vary based on the taxable earnings or loss of the TRS Lessee.

The income tax benefit from continuing operations was $0.9 million compared with a benefit of $0.7 million in the year ago period, due to an increased loss by the TRS Lessee.

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

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The 16 properties held for sale as of March 31, 2011 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

We are actively marketing the 16 properties held for sale, which we anticipate will result in the elimination of $27.0 million of debt and generate an expected $1.5 million of proceeds for operations. We continue to receive strong interest in our 16 held for sale properties. The marketing process has been affected by deteriorating economic conditions and we have experienced some decreases in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

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

The Company did not declare a common stock dividend for the three months ended March 31, 2011. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy. The Company intends to continue to meet its dividend requirements to retain its REIT status.

Financing

On March 29, 2011, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which we may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to our registration statement on Form S-3 (333-170756). During the three months ended March 31, 2011, we sold (with settlement in April 2011), through JMP, as our agent, an aggregate of 26,725 shares of common stock pursuant to ordinary brokers’ transactions on the Nasdaq Global Market. Gross proceeds were $43,685.23, commissions to agent were $2,184.26 and net proceeds to us (before expenses) were $41,500.97.

On March 26, 2010, we entered into a standby equity distribution agreement with YA Global Master SPV Ltd., or YA Global, for the offer and sale of up to $10 million of shares of our common stock at a price per share determined in accordance with the agreement. The common stock will be sold pursuant to our registration statement on Form S-3 (333-170756). No shares were sold under this agreement during the three months ended March 31, 2011.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

At March 31, 2011, the Company had long-term debt of $148.4 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.8 years and a weighted average interest rate of 6.1%. The weighted average fixed rate was 6.8%, and the weighted average variable rate was 4.6%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2011 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2011	$26,745	$16,083	$42,828
2012	307	60,497	60,804
2013	—	3,507	3,507
2014	—	4,237	4,237
2015	—	15,287	15,287
Thereafter	—	48,818	48,818

	$27,052	$148,429	$175,481

At March 31, 2011 the Company had $22.5 million of long-term debt associated with assets held for use and debt associated with assets held for sale which matures in 2011 pursuant to the notes and mortgages evidencing such debt. These 2011 maturities consist of:

•	a $11.7 million balance on a term loan with Great Western Bank;

•	a $5.1 million balance on the credit facility with Wells Fargo Bank;

•	a $1.95 million note payable to Elkhorn Valley Bank in Norfolk, Nebraska; and

•	$3.7 million of principal amortization on mortgage loans.

The remaining $20.3 million of debt due in 2011 (at March 31, 2011), as set forth in the table above, is associated with assets held for sale. This debt matures at the time of sale and is expected to be funded from the proceeds of such sales.

The key financial covenants for certain of our loan agreements and compliance calculations as of March 31, 2011 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement). As of March 31, 2011, we were in compliance with the financial covenants. As a result, we are not in default of any of our loans.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

dollar amounts in thousands
Great Western Bank Covenants	March 31, 2011 Requirement	March 31, 2011 Calculation
Consolidated debt service coverage ratio calculated as follows *:	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(11,296)
Net adjustments per loan agreement		33,053

Adjusted NOI per loan agreement (A)		$21,757

Interest expense per financial statements - continuing operations		10,079
Interest expense per financial statements - discontinued operations		2,193

Total Interest expense per financial statements		$12,272
Net adjustments per loan agreement		6,217

Debt service per loan agreement (B)		$18,489

Consolidated debt service coverage ratio		1.18:1
* Calculations based on prior four quarters

Loan-specific debt service coverage ratio calculated as follows *:	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(11,296)
Net adjustments per loan agreement		15,340

Adjusted NOI per loan agreement (A)		$4,044

Interest expense per financial statements - continuing operations		10,079
Interest expense per financial statements - discontinued operations		2,193

Total Interest expense per financial statements		$12,272
Net adjustments per loan agreement		(8,694)

Debt service per loan agreement (B)		$3,578

Loan-specific debt service coverage ratio		1.13:1
* Calculations based on prior four quarters

The Great Western Bank credit facilities also require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, and that we not pay dividends in excess of 75% of our funds from operations per year.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The credit facilities with Great Western Bank were amended on March 15, 2011 to require maintenance of consolidated and loan specific debt service coverage ratios of at least 1.05 to 1, tested quarterly, from December 31, 2010 through the maturity of the credit facilities (prior to the amendment, the requirement for the loan-specific debt service coverage ratio covenant was 1.20 to 1). The Great Western Bank amendment also: (a) modified the borrowing base so that the loans available to us under the credit facilities may not exceed the lesser of (i) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (ii) an amount that would result in a loan-specific debt service coverage ratio of less than 1.05 to 1 from December 31, 2010 through December 31, 2011 and 1.5 to 1 from January 1, 2012 through the maturity of the credit facilities; (b) maintained the interest rate on the revolving credit portion of the credit facilities at 5.50% from March 15, 2011 through December 31, 2011 and prime (subject to a 5.50% floor rate) from January 1, 2012 through the maturity of the credit facilities; and (c) provided Great Western Bank the option to increase the interest rates of the credit facilities up to 4.00% any time after January 1, 2012.

dollar amounts in thousands
Wells Fargo Bank Covenants	March 31, 2011 Requirement	March 31, 2011 Calculation
Consolidated loan to value ratio calculated as follows:	≤85.0%

Loan balance (A) / Value (B)
Loan balance (A)		$175,481

Value (B)		223,020

Consolidated loan to value ratio		78.7%

Consolidated tangible net worth calculated as follows:	>$50 million
Consolidated shareholder equity (A) -
Intangible assets (B)
Total shareholders’ equity per financial statements		$51,340
Redeemable noncontrolling interest per financial statements		511
Noncontrolling interest in consolidated partnership		310
Redeemable preferred stock per financial statements		7,662

Consolidated shareholder equity (A)		$59,823
Intangible assets (B)		0

Consolidated tangible net worth		$59,823

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

dollars in thousands

Consolidated fixed charge coverage ratio calculated as follows *:	≥0.80:1 before preferred dividends

EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(11,296)

Net adjustments per loan agreement		28,953

EBITDA per loan agreement (A)		$17,657

Interest expense per financial statements - continuing operations		$10,079
Interest expense per financial statements - discontinued operations		2,193

Total interest expense per financial statements		$12,272
Net adjustments per loan agreement		5,594

Fixed charges per loan agreement (B)		$17,866

Consolidated fixed charge coverage ratio		0.99:1
* Calculations based on prior four quarters

Consolidated fixed charge coverage ratio calculated as follows *:	≥0.75:1 after preferred dividends
EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(11,296)

Net adjustments per loan agreement		28,953

EBITDA per loan agreement (A)		$17,657

Interest expense per financial statements - continuing operations		$10,079
Interest expense per financial statements - discontinued operations		2,193

Total interest expense per financial statements		$12,272
Net adjustments per loan agreement		7,068

Fixed charges per loan agreement (B)		$19,340

Consolidated fixed charge coverage ratio		0.91:1
* Calculations based on prior four quarters

Our credit facility with Wells Fargo Bank was amended on March 11, 2011 to require maintenance of a minimum tangible net worth which exceeds $50 million through the maturity of the credit facility (prior to the amendment, the requirement was $65 million). The amendment also: (a) extended the maturity date from March 12, 2011 to September 30, 2011; and (b) decreased the interest rate from LIBOR plus 5.0% (subject to a 5.5% floor) to LIBOR plus 4.0% (subject to a 4.5% floor).

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

dollars in thousands
GE Covenants	March 31, 2011 Requirement	March 31, 2011 Calculation
Loan-specific total adjusted EBITDA calculated as follows *:	≥$3.9 million
Net loss per financial statements		$(11,296)
Net adjustments per loan agreement		16,909

Loan-specific total adjusted EBITDA		$5,613
* Calculations based on prior four quarters

Consolidated debt service coverage ratio calculated as follows *:	≥1.05:1
Adjusted EBITDA (A) / Debt service (B)
Net loss per financial statements		$(11,296)
Net adjustments per loan agreement		34,485

Adjusted EBITDA per loan agreement (A)		$23,189

Interest expense per financial statements - continuing operations		10,079
Interest expense per financial statements - discontinued operations		2,193

Total interest expense per financial statements		$12,272

Net adjustments per loan agreement		5,594
Debt service per loan agreement (B)		17,866

Consolidated debt service coverage ratio		1.30:1
* Calculations based on prior four quarters

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

A summary of the Company’s long term debt as of March 31, 2011 is as follows (in thousands):

Fixed Rate Debt	Balance	Interest Rate	Maturity

Lender
Elkhorn Valley Bank	$1,950	5.90%	10/2011
Great Western Bank	11,735	5.50%	12/2011
GE Capital	306	5.00%	1/2012
First National Bank of Omaha	840	5.00%	3/2012
Great Western Bank	9,476	5.50%	5/2012
Greenwich Capital Financial Products	30,584	7.50%	12/2012
Elkhorn Valley Bank	851	6.50%	4/2014
Citigroup Global Markets Realty Corp	13,286	5.97%	11/2015
GE Capital	32,809	7.17%	9/2016 - 3/2017
GE Capital	18,607	7.69%	6/2017
Wachovia Bank	9,119	7.38%	3/2020

Total Fixed Rate Debt	$129,563

Variable Rate Debt

Lender
Wells Fargo Bank	5,070	4.50%	9/2011
Great Western Bank	17,719	5.50%	2/2012
GE Capital	20,686	3.81%	2/2018
GE Capital	2,443	4.37%	2/2018

Total Variable Rate Debt	$45,918

Subtotal debt	$175,481

Less: debt associated with hotel properties held for sale	27,052

Total Long-Term Debt	$148,429

In January 2011, the Company borrowed $1.95 million from Elkhorn Valley Bank in Norfolk, Nebraska. The note has a maturity date of October 1, 2011. The note bears interest at 5.9%. The borrowings were used to fund operations.

In March 2011, covenant waivers and other amendments were obtained for our credit facilities with Great Western Bank and Wells Fargo Bank, including an extension of the maturity date of our credit facility, with Wells Fargo Bank from March 12, 2011 to September 30, 2011. These changes were reflected in the notes to our consolidated financial statements included in our Form 10-K for year ended December 31, 2010.

On March 29, 2011, we sold a Masters Inn in Atlanta (Tucker), Georgia (107 rooms) for approximately $2.4 million with no gain or loss on sale. The majority of the proceeds were used to pay down the loan with General Electric Capital Corporation, with approximately $0.2 million used to reduce the revolving line of credit with Great Western Bank.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

In March 2011, the maturity date of the $0.8 million promissory note to First National Bank of Omaha was extended to March 1, 2012.

Redemption of Noncontrolling Preferred Operating Partnership Units

At March 31, 2011, 51,035 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The redemption value for the Preferred OP Units is $0.5 million for March 31, 2011. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. The Preferred OP Units are convertible by the holders into Common operating units (“Common OP Units”) on a one-for-one basis or, pursuant to an extension agreement by the holders, may be redeemed for cash at the option of the holder at $10 per unit on or after October 24, 2011.

The holders of the 51,035 units elected to extend to October 24, 2011, their right to have units redeemed at $10 per unit. The 51,035 units will continue to be carried outside of permanent equity at redemption value. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. Distributions to holders of Preferred OP Units have priority over distributions to holders of Common OP Units. There were no Preferred OP Units redeemed during the three months ending March 31, 2011.

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$178,266	$22,896	$75,296	$27,260	$52,814
Land leases	5,258	81	219	225	4,733

Total contractual obligations	$183,524	$22,977	$75,515	$27,485	$57,547

The column titled Less than 1 Year represents payments due for the balance of 2011. Long-term debt includes debt on properties classified in continuing operations. The debt related to properties held for sale (and expected to be sold in the next 12 months) of $27.1 million is not included in the table above.

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less. The land leases reflected in the table above represent continuing operations. In addition, the Company has management agreements with Royco Hotels and HLC Hotels, providing for the management and operation of the hotels, which is discussed further within this document. On April 21, 2011, the Company through TRS Lessee entered into separate management agreements with Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company LLC (“Strand”) and Kinseth Hotel Corporation (“Kinseth”) as eligible independent operators to manage 95 of the Company’s hotels commencing June 1, 2011. These hotels are currently managed by Royco Hotels.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of March 31, 2011, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $148.4 million and $151.5 million, respectively. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $146.8 million and $150.9 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

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

Funds from Operations

The Company’s funds from operations (“FFO”) for the three months ended March 31, 2011 was $(1.4) million, representing a decrease of $1.1 million from FFO reported for the three months ended March 31, 2010. FFO without impairment, a non-cash item, for the three months ended March 31, 2011, was $(1.0) million, representing a decrease of $0.8 million. FFO is reconciled to net loss as follows (in thousands):

	Three months ended March 31,
	2011	2010
Net loss attributable to common shareholders	$(4,068)	$(3,378)
Depreciation and amortization	2,621	3,040
Net loss on disposition of real estate assets	19	36

FFO available to common shareholders	$(1,428)	$(302)

Impairment	449	120

FFO without impairment, a non-cash item	$(979)	$(182)

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

The impairment charges of hotel properties that were recognized in 2009 and 2010 were primarily based on valuations of hotels, which had declined due to market conditions that we no longer expected to hold for long-term investment, and/or for which we have reduced our prior expected holding periods. In order to enhance liquidity, we have declared certain properties as held for sale and may declare other properties held for sale. To the extent these properties are expected to be sold at a loss, we record an impairment charge when the loss is known. We have recognized certain of these impairment charges in several quarters in 2009 and 2010 and in the first quarter of 2011, and we believe it is reasonably likely that we will recognize similar charges and recovery in the near future.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy, by region, for the three months ended March 31, 2011 and 2010, respectively. The comparisons of same store operations (excluding Held For Sale hotels) are for 89 hotels owned as of January 1, 2010.

		Three months ended March 31, 2011				Three months ended March 31, 2010
Same Store	Room				Room
Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Mountain	214	$23.35	52.3%	$44.66	214	$25.58	56.5%	$45.30
West North Central	2,511	23.06	50.2%	45.92	2,511	22.77	50.1%	45.46
East North Central	964	28.06	48.3%	58.12	964	28.01	48.9%	57.29
Middle Atlantic	142	31.54	59.8%	52.76	142	27.66	46.9%	59.02
South Atlantic	2,369	27.82	67.6%	41.18	2,369	25.55	64.1%	39.84
East South Central	822	26.47	44.9%	58.92	822	26.97	47.9%	56.24
West South Central	456	26.21	59.8%	43.83	456	29.77	72.0%	41.33

Total Hotels	7,478	$25.95	55.7%	$46.58	7,478	$25.39	55.6%	$45.65

States included in the Regions

Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended March 31, 2011 and 2010, were as follows:

		Three months ended March 31, 2011				Three months ended March 31, 2010
Same Store	Room				Room
Brand	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Limited Service
Midscale
Comfort Inn/ Comfort Suites	1,669	$31.97	51.2%	$62.45	1,669	$31.10	51.1%	$60.90
Hampton Inn	135	45.88	60.6%	75.69	135	42.95	60.1%	71.44
Sleep Inn	153	30.91	53.0%	58.30	153	36.55	55.8%	65.52
Guesthouse Inn	177	20.04	43.6%	45.94	177	19.85	44.9%	44.25
Other Midscale (1)	263	34.07	53.5%	63.68	263	36.36	61.3%	59.36

Total Midscale	2,397	$32.04	51.5%	$62.16	2,397	$31.86	52.5%	$60.64

Economy
Days Inn	870	28.64	58.8%	48.70	870	27.84	60.0%	46.43
Super 8	3,032	22.34	50.1%	44.58	3,032	21.90	49.9%	43.89
Other Economy (2)	81	59.47	69.9%	85.09	81	49.08	59.9%	81.93

Total Economy	3,983	$24.47	52.4%	$46.69	3,983	$23.75	52.3%	$45.41

Total Midscale/Economy	6,380	$27.32	52.1%	$52.44	6,380	$26.80	52.4%	$51.15

Economy Extended Stay (3)	1,098	18.02	76.7%	23.48	1,098	17.19	74.3%	23.14

Total Hotels	7,478	$25.95	55.7%	$46.58	7,478	$25.39	55.6%	$45.65

1	Includes Ramada Limited, Baymont Inn, Quality Inn, and Holiday Inn Express brands
2	Includes Key West Inns and non franchised independent hotels
3	Includes Savannah Suites

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk exposure subsequent to December 31, 2010.

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

On March 25, 2011, Royco Hotels and the Company settled a lawsuit filed by Royco Hotels against the Company. The settlement agreement between the parties provides that (a) the Company will pay an aggregate of $590,000 in varying amounts of installments through July 1, 2013 to Royco Hotels as financial settlement of the lawsuit and fees owed to Royco Hotels as termination fees for hotels that have been sold, (b) Royco Hotels will permit the Company and new managers access to certain Royco Hotels employees and waive any prohibitions under the management agreement with respect to such access, and (c) the management agreement will be terminated effective May 31, 2011.

Item 1A. Risk Factors

The following risk factors are in addition to the Company’s risk factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2010.

We will likely seek to sell equity and/or debt securities to meet our need for additional cash, and we cannot assure you that such financing will be available and further, in connection with such sales our current shareholders will experience a material amount of dilution.

We will require additional cash resources due to current business conditions and any acquisitions we may decide to pursue. We will likely seek to sell additional equity and/or debt securities. We cannot assure you that the sale of such securities will be available in amounts or on terms acceptable to us, if at all. If our board determines to sell additional shares of common stock or other debt or equity securities, a material amount of dilution can be expected to cause the market price of the common stock to decline.

The engagement of multiple new management companies could adversely affect our operating results.

Our management agreement with the independent operator of 95 of our hotels will terminate on May 31, 2011 pursuant to the settlement of a lawsuit with that operator. We have engaged three new management companies to operate these 95 hotels commencing June 1, 2011. If the integration of the new independent operators in the management of our hotels is not accomplished efficiently as planned, we will experience a decrease in our operating results from decreased occupancy, revenue per available room and average daily rates and other significant disruptions at our hotels and in our operations generally.

Part II. OTHER INFORMATION, CONTINUED:

Item 5. Other Information

Summary Financial Data

The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the condensed consolidated statements of operations and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(In thousands, except per share and statistical data)
	Three months ended March 31,
	2011	2010
Loss from continuing operations before income taxes	$(4,113)	$(3,384)

Net loss attributable to common shareholders	$(4,068)	$(3,378)

Earnings per share from continuing operations - basic	$(0.16)	$(0.14)

Earnings per share from discontinued operations - basic	$(0.02)	$(0.01)

Earnings per share - basic	$(0.18)	$(0.15)

Earnings per share - diluted	$(0.18)	$(0.15)

Adjusted EBITDA (1)	$940	$1,972

FFO attributable to common shareholders (2)	$(1,428)	$(302)

FFO per share - basic	$(0.06)	$(0.01)

FFO without impairment, a non-cash item, per share - basic	$(0.04)	$(0.01)

FFO per share - diluted	$(0.06)	$(0.01)

FFO without impairment, a non-cash item, per share - diluted	$(0.04)	$(0.01)

Net cash flow:
Provided by (used in) operating activities	$(1,302)	$90
Provided by investing activities	$1,247	$2,139
Provided by (used in) financing activities	$41	$(2,237)

Weighted average number of shares outstanding for:
calculation of earnings per share and FFO per share - basic and diluted	22,918	22,002

Part II. OTHER INFORMATION, CONTINUED:

Item 5. Other Information, continued:

(In thousands, except per share and statistical data)
	Three months ended March 31,
	2011	2010
RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA
Net loss attributable to common shareholders	$(4,068)	$(3,378)
Interest, including discontinued operations	3,103	3,055
Income tax benefit, including discontinued operations	(1,073)	(1,106)
Depreciation and amortization, including discontinued operations	2,621	3,040

EBITDA	583	1,611
Noncontrolling interest	(11)	(7)
Preferred stock dividends	368	368

Adjusted EBITDA (1)	$940	$1,972

RECONCILIATION OF NET LOSS TO FFO
Net loss attributable to common shareholders	$(4,068)	$(3,378)
Depreciation and amortization	2,621	3,040
Net loss on disposition of assets	19	36

FFO available to common shareholders (2)	$(1,428)	$(302)

Impairment	449	120

FFO without impairment, a non-cash item (3)	$(979)	$(182)

ADDITIONAL INFORMATION – SAME STORE
Average Daily Rate	$46.58	$45.65
Revenue Per Available Room	$25.95	$25.39
Occupancy	55.7%	55.6%

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though Adjusted EBITDA also does not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we also add back preferred stock dividends and noncontrolling interests, which are cash charges.

Adjusted EBITDA doesn’t represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income, cash flow from operations or any other operating performance measure prescribed by GAAP. Adjusted EBITDA is not a measure of our liquidity, nor is Adjusted EBITDA indicative of funds available to fund our cash needs, including our ability to make cash distributions. Neither does the measurement reflect cash expenditures for longterm assets and other items that have been and will be incurred. Adjusted EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of our operating performance. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

(3)	FFO without impairment, a non-cash item (“FFO without impairment”)

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

The impairment charges of hotel properties that were recognized in 2009 and 2010 were primarily based on valuations of hotels, which had declined due to market conditions that we no longer expected to hold for long-term investment, and/or for which we have reduced our prior expected holding periods. In order to enhance liquidity, we have declared certain properties as held for sale and may declare other properties held for sale. To the extent these properties are expected to be sold at a loss, we record an impairment charge when the loss is known. We have recognized certain of these impairment charges over several quarters in 2009 and 2010 and in the first quarter of 2011, and we believe it is reasonably likely that we will recognize similar charges and gains in the near future.

However, we believe that as the financial markets stabilize, the potential for impairment charges of our hotel properties will diminish. We believe FFO without impairment provides investors with an additional measure to evaluate our operating performance as we emerge from this period of fundamental disruption in the global financial and real estate markets.

Part II. OTHER INFORMATION, CONTINUED:

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

Item 6. Exhibits

Exhibit No.	Description

10.1	Third Amendment to Amended and Restated Loan Agreement dated as of March 15, 2011 by and between the Company and Great Western Bank.

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

Supertel Hospitality, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Kelly A. Walters
Kelly A. Walters
President and Chief Executive Officer

Dated this 10th day of May, 2011

By:	/s/ Corrine L. Scarpello
Corrine L. Scarpello
Chief Financial Officer and Secretary

Dated this 10th day of May, 2011

Supertel Hospitality, Inc., and Subsidiaries

Exhibits

Exhibit No.	Description

10.1	Third Amendment to Amended and Restated Loan Agreement dated as of March 15, 2011 by and between the Company and Great Western Bank.

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer