Form 10-Q
period 2011-06-30
SUPERTEL HOSPITALITY INC
filed 2011-08-10
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34087

SUPERTEL HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of July 26, 2011, there were 23,005,387 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	June 30, 2011		December 31, 2010
	(unaudited	)
ASSETS
Investments in hotel properties	$289,588		$291,157
Less accumulated depreciation	91,156		86,976

	198,432		204,181

Cash and cash equivalents	550		333
Accounts receivable, net of allowance for doubtful accounts of $115 and $133	2,111		1,717
Prepaid expenses and other assets	8,288		13,372
Deferred financing costs, net	822		988
Investment in hotel properties, held for sale, net	28,698		36,053

	$238,901		$256,644

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$12,861		$17,732
Debt related to hotel properties held for sale	28,358		32,255
Long-term debt	142,297		142,755

	183,516		192,742

Redeemable noncontrolling interest in consolidated partnership, at redemption value	511		511
Redeemable preferred stock
10% Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662		7,662

EQUITY
Shareholders’ equity
Preferred stock, 40,000,000 shares authorized;
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8		8
Common stock, $.01 par value, 100,000,000 shares authorized;
23,005,387 and 22,917,509 shares outstanding	230		229
Common stock warrants	252		252
Additional paid-in capital	121,572		121,384
Distributions in excess of retained earnings	(75,025)		(66,479)

Total shareholders’ equity	47,037		55,394
Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $89 and $250	175		335

Total equity	47,212		55,729

COMMITMENTS AND CONTINGENCIES
	$238,901		$256,644

See accompanying notes to condensed consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
REVENUES
Room rentals and other hotel services	$22,666	$22,867	$40,098	$39,962

EXPENSES
Hotel and property operations	16,493	16,484	31,328	30,721
Depreciation and amortization	2,570	2,755	5,081	5,523
General and administrative	1,001	800	2,105	1,799
Termination cost	—	—	540	—

	20,064	20,039	39,054	38,043

EARNINGS BEFORE NET LOSS ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE AND INCOME TAXES	2,602	2,828	1,044	1,919

Net loss on dispositions of assets	(8)	(23)	(14)	(39)
Other income	20	35	105	61
Interest expense	(2,348)	(2,400)	(4,884)	(4,789)
Impairment	(2,801)	(2,147)	(2,801)	(2,147)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,535)	(1,707)	(6,550)	(4,995)

Income tax (expense) benefit	(61)	(116)	800	585

LOSS FROM CONTINUING OPERATIONS	(2,596)	(1,823)	(5,750)	(4,410)

Loss from discontinued operations, net of tax	(1,516)	(1,852)	(2,073)	(2,282)

NET LOSS	(4,112)	(3,675)	(7,823)	(6,692)

Noncontrolling interest	3	11	14	18

NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	(4,109)	(3,664)	(7,809)	(6,674)
Preferred stock dividends	(369)	(369)	(737)	(737)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,478)	$(4,033)	$(8,546)	$(7,411)

NET EARNINGS PER COMMON SHARE—BASIC AND DILUTED
EPS from continuing operations	$(0.13)	$(0.10)	$(0.28)	$(0.23)

EPS from discontinued operations	$(0.07)	$(0.08)	$(0.09)	$(0.10)

EPS basic and diluted	$(0.20)	$(0.18)	$(0.37)	$(0.33)

See accompanying notes to condensed consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,823)	$(6,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,263	6,052
Amortization of intangible assets and deferred financing costs	218	269
Gain on dispositions of assets	(335)	(467)
Amortization of stock option expense	29	25
Provision for impairment loss	5,262	4,716
Deferred income taxes	(1,128)	(1,168)
Changes in operating assets and liabilities:
(Increase) decrease in assets	5,818	(2,157)
Increase (decrease) in liabilities	(4,871)	4,016

Net cash provided by operating activities	2,433	4,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(2,431)	(1,510)
Proceeds from sale of hotel assets	5,345	4,620

Net cash provided by investing activities	2,914	3,110

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(52)	(16)
Principal payments on long-term debt	(10,633)	(10,480)
Proceeds from long-term debt, net	6,278	2,290
Distributions to noncontrolling interest	(28)	(28)
Common stock offering	42	1,403
Dividends paid to preferred shareholders	(737)	(737)

Net cash used in financing activities	(5,130)	(7,568)

Increase in cash and cash equivalents	217	136

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	333	428

CASH AND CASH EQUIVALENTS, END OF PERIOD	$550	$564

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$5,809	$5,924

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared preferred	$737	$737

See accompanying notes to condensed consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 93 properties with the exception of furniture, fixtures and equipment on 70 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in Supertel Limited Partnership and at June 30, 2011 owned approximately 99% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At June 30, 2011, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC. References to “we”, “our”, and “us”, herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of June 30, 2011, the Company owned 103 limited service hotels and one office building. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”), and HLC Hotels Inc. (“HLC”).

The hotel management agreement between TRS Lessee and Royco Hotels, the previous manager of 95 of the Company’s hotels, provided for Royco Hotels to operate and manage the hotels through December 31, 2011, with extension to December 31, 2016 upon achievement of average annual net operating income of at least 10% of the Company’s investment in the hotels. Under the agreement, Royco Hotels received a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increased above thresholds that ranged from up to $75 million to over $100 million, and was entitled, if earned, to an annual incentive fee of 10% of up to the first $1 million of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1 million. On March 25, 2011, Royco Hotels and the Company settled a lawsuit filed by Royco Hotels against the Company. The settlement agreement between the parties provides that (a) the Company will pay an aggregate of $590,000 in varying amounts of installments through July 1, 2013 to Royco Hotels as financial settlement of the lawsuit and fees owed to Royco Hotels as termination fees for hotels that have been sold, (b) Royco Hotels will permit the Company and new managers access to certain Royco Hotels employees and waive any prohibitions under the management agreement with respect to such access, and (c) the management agreement will be terminated effective May 31, 2011.

On April 21, 2011, the Company through TRS Lessee entered into separate management agreements with Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company LLC (“Strand”) and Kinseth Hotel Corporation (“Kinseth”) as eligible independent operators to manage 95 of the Company’s hotels (two of which were subsequently sold) commencing June 1, 2011. These hotels were previously managed by Royco Hotels. The contract with Royco Hotels was terminated on May 31, 2011.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

HMA manages 25 Company hotels in Arkansas, Louisiana, Tennessee, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s seven economy extended-stay hotels as well as 16 additional Company hotels located in Georgia, Delaware, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 45 Company hotels in eight states primarily in the Midwest. Each of the management agreements expire on May 31, 2014 and will renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

Each of HMA, Strand and Kinseth receives a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel income and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

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

The management agreements generally require TRS Lessee to fund debt service, working capital needs, capital expenditures and third-party operating expenses for the management companies, excluding those expenses not related to the operation of the hotels. TRS Lessee is responsible for obtaining and maintaining insurance policies with respect to the hotels.

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

Consolidated Financial Statements

The Company has prepared the condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

Fair Value Measurements

We currently do not have any financial instruments that must be measured on a recurring basis under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820-10 Fair Value Measurements and Disclosures—Overall; however, we apply the fair value provisions of ASC 820-10-35 Fair Value Measurements and Disclosures—Overall—Subsequent Measurement, for our nonfinancial assets which include our held for sale and held for use hotels. We measure these assets using inputs from Level 3 of the fair value hierarchy.

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

During the three months ending March 31, 2011 and June 30, 2011, Level 3 inputs were used to determine impairment losses of $474,000 on nine held for sale hotels and $2.1 million on twelve held for sale hotels, respectively. During the three months ended March 31, 2011 the Company also recorded recovery of previously recorded impairment of $25,000 on one hotel at the time of sale. During the three months ended June 30, 2011, the Company recorded recovery of previously recorded impairment of $108,000 on two held for sale hotels for which fair value exceeded management’s previous estimates. An impairment loss of $2.8 million was also recorded on one held for use hotel during the second quarter of 2011.

During the three months ended March 31, 2010, Level 3 inputs were also used to determine an impairment loss of $120,000 for one hotel held for sale. During the three months ended June 30, 2010, we recorded impairment charges of approximately $2.4 million for 12 hotels held for sale.

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

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2011, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $142.3 million and $146.0 million, respectively. As of December 31, 2010, the carrying

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $142.8 million and $146.7 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Discontinued Operations—Hotel Properties Held for Sale and Sold

At December 31, 2010, the Company had eighteen hotels identified that it intends to sell and that met the Company’s criteria to be classified as held for sale (the “Sale Hotels”). During the six months ending June 30, 2011, three of the Sale Hotels were sold for an aggregate net gain of $0.4 million. One was sold in the first quarter of 2011 and two were sold in the second quarter of 2011. Due to changes in the markets, during the first quarter of 2011, the Company reclassified one of the Sale Hotels as held for use, and during the second quarter of 2011 the Company reclassified two of the Sale Hotels as held for use. The Company declared six additional hotels as classified as Sale Hotels in the second quarter of 2011, bringing the total number of hotels classified as held for sale to 18 as of June 30, 2011.

During the three months ended June 30, 2011, the Company recorded impairment of $0.8 million on nine hotels classified as held for sale due to market changes and $1.3 million on three of the hotels classified as held for sale in the second quarter of 2011 due to changes in holding periods. The Company also recorded recovery of $108,000 on previously recorded impairment on two of the hotels for which fair value exceeded management’s previous estimate. During the three months ended June 30, 2011 we recorded aggregate impairment of $2.0 million on properties in discontinued operations. During the first quarter of 2011, the Company recognized $474,000 of impairment loss and a recovery of $25,000 of previously recorded impairment loss on one hotel at the time of sale.

For the first quarter of 2010, the Company recognized an impairment loss of $120,000 on one held for sale hotel. During the three months ended June 30, 2010, the Company also recorded impairment charges of $2.4 million on hotels held for sale.

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

In accordance with FASB ASC 205-20 Presentation of Financial Statements—Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations. The operating results of the hotels held for sale and sold are included in discontinued operations and are summarized below. The operating results for the three months ended June 30, 2011 include eighteen hotels held for sale and three hotels that were sold. The operating results for the three months ended June 30, 2010 include eighteen hotels held for sale, three hotels that were sold in 2011, and eight hotels that were sold in 2010:

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Revenues	$4,081	$5,453	$8,224	$10,081
Hotel and property operations expenses	(3,476)	(4,605)	(7,200)	(8,990)
Interest expense	(514)	(675)	(1,080)	(1,341)
Depreciation expense	(73)	(257)	(182)	(529)
Net gain on disposition of assets	362	526	349	506
General and administrative expense	—	(23)	(50)	(23)
Impairment loss	(2,012)	(2,449)	(2,461)	(2,569)
Income tax benefit	116	178	327	583

Loss from discontinued operations, net of tax	$(1,516)	$(1,852)	$(2,073)	$(2,282)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The computation of basic and diluted earnings per common share is presented below (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic and Diluted Earnings per Share Calculation:
Numerator:
Net loss attributable to common shareholders:
*Continuing operations	$(2,967)	$(2,192)	$(6,483)	$(5,143)
*Discontinued operations	(1,511)	(1,841)	(2,063)	(2,268)

Net loss attributable to common shareholders—total	$(4,478)	$(4,033)	$(8,546)	$(7,411)

Denominator:
Weighted average number of common shares—basic and diluted	22,964,125	22,412,474	22,940,947	22,208,531

Basic and Diluted Earnings Per Common Share:
Net loss attributable to common shareholders per weighted average common share:
*Continuing operations	$(0.13)	$(0.10)	$(0.28)	$(0.23)
*Discontinued operations	(0.07)	(0.08)	(0.09)	(0.10)

Total—Basic and Diluted	$(0.20)	$(0.18)	$(0.37)	$(0.33)

*	Noncontrolling interest expense is allocated between continuing and discontinued operations for the purposes of the EPS calculation.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

Noncontrolling Interest of Common and Preferred Units in SLP

At June 30, 2011 and 2010 there were 97,008 and 158,161, respectively, of SLP common operating units outstanding held by the limited partners. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). During the second quarter of 2011, 61,153 shares of common stock were issued in connection with the redemption of 61,153 common operating units. In addition, the 51,035 shares of SLP preferred operating units held by the limited partners, as of June 30, 2011 and 2010 are antidilutive.

Preferred Stock of SHI

There were 803,270 shares of Series A Preferred Stock that remained outstanding at June 30, 2011 and 2010. At June 30, 2011 and 2010 there were 332,500 shares of Series B preferred stock outstanding. There are no convertible provisions for Series A or Series B, therefore, there is no dilutive effect on earnings per share.

Stock Options

The potential common shares represented by outstanding stock options for the three and six months ended June 30, 2011 and 2010 totaled 215,500 and 166,786 respectively, all of which are antidilutive.

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

Debt Financing

A summary of the Company’s long term debt as of June 30, 2011 is as follows (dollars in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Balance	Interest Rate	Maturity
Fixed Rate Debt
Lender
Elkhorn Valley Bank	$1,040	5.90%	10/2011
Yorkville	700	5.50%	10/2011
Great Western Bank	10,005	5.50%	12/2011
GE Capital Corporation	306	5.00%	1/2012
First National Bank	840	5.00%	3/2012
Great Western Bank	9,399	5.50%	5/2012
Greenwich Capital Financial Products	30,201	7.50%	12/2012
Elkhorn Valley Bank	830	6.50%	4/2014
Citigroup Global Markets Realty Corp	13,203	5.97%	11/2015
Elkhorn Valley Bank	3,120	6.25%	6/2016
GE Capital Corporation	32,608	7.17%	9/2016 - 3/2017
GE Capital Corporation	18,448	7.69%	6/2017
Wachovia Bank	8,954	7.38%	3/2020

Total Fixed Rate Debt	$129,654

Variable Rate Debt

Lender
Wells Fargo	2,370	4.50%	9/2011
Great Western Bank	15,823	5.50%	2/2012
GE Capital Corporation	20,396	3.75%	2/2018
GE Capital Corporation	2,412	4.31%	2/2018

Total Variable Rate Debt	$41,001

Subtotal debt	$170,655

Less: debt associated with hotel properties held for sale	28,358

Total Long-Term Debt	$142,297

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

On March 29, 2011, we sold a Masters Inn in Atlanta (Tucker), Georgia (107 rooms) for approximately $2.4 million with no gain or loss on the sale. The majority of the proceeds were used to pay down the loan with GE Capital Corporation, with approximately $0.2 million used to reduce the revolving line of credit with Great Western Bank.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

In March 2011, the maturity date of the $0.8 million promissory note to First National Bank of Omaha was extended to March 1, 2012.

On May 6, 2011, we sold a Super 8 in Wichita, Kansas (59 rooms) for approximately $1.4 million with a $0.4 million gain. Approximately $0.9 million of the proceeds were used to reduce borrowings from Elkhorn Valley Bank in Norfolk, Nebraska, with the remaining amount used to reduce the revolving line of credit with Great Western Bank.

On May 16, 2011, the Company borrowed $1.0 million from Yorkville Advisors. The note requires scheduled installment payments, with the final installment to be paid on October 5, 2011. The Company may fund the payment of any scheduled installment with proceeds from the sale of Company common stock pursuant to the SEDA. The note bears interest at an annual rate of 5.5% per annum, however a 4% premium is added to any weekly installment paid from any source other than through the sale of shares under the SEDA.

On May 27, 2011, we sold the Tara Inn in Jonesboro, Georgia (127 rooms) for approximately $1.85 million with no gain or loss on the sale. Approximately $1.6 million of the proceeds were used to pay the mortgage loan on the property with Great Western Bank, with the remaining amount used to reduce the revolving line of credit with Great Western Bank.

On May 27, 2011, our credit facility with Wells Fargo Bank was amended to (a) provide for the release of the Sleep Inn in Omaha, Nebraska from the collateral portfolio upon a principal payment of $2.5 million and (b) decrease the required monthly principal payments from $75,000 to $50,000.

On June 7, 2011, the Company refinanced the Sleep Inn in Omaha, Nebraska for $3.1 million with Elkhorn Valley Bank. The note bears interest at 6.25% and matures on June 15, 2016. Of this amount, $2.5 million was used to reduce the mortgage loan with Wells Fargo Bank, with the balance of the proceeds used to reduce the revolving line of credit with Great Western Bank.

At June 30, 2011, the Company had long-term debt of $142.3 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.7 years and a weighted average interest rate of 6.1%. The weighted average fixed rate was 6.7%, and the weighted average variable rate was 4.5%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2011 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2011	$14,737	$15,059	$29,796
2012	13,621	52,470	66,091
2013	—	3,656	3,656
2014	—	4,395	4,395
2015	—	15,456	15,456
Thereafter	—	51,261	51,261

	$28,358	$142,297	$170,655

At June 30, 2011, the Company had $16.9 million of long-term debt associated with assets held for use and debt associated with assets held for sale which matures in 2011 pursuant to the notes and mortgages evidencing such debt. These 2011 maturities consist of:

•	a $10.0 million balance on a term loan with Great Western Bank;

•	a $2.4 million balance on the credit facility with Wells Fargo Bank;

•	a $1.0 million note payable to Elkhorn Valley Bank in Norfolk, Nebraska;

•	a $0.7 million note payable to Yorkville Advisors; and

•	$2.8 million of principal amortization on mortgage loans.

The remaining $12.9 million of debt due in 2011 (as of June 30, 2011), as set forth in the table above, is associated with assets held for sale. This debt matures at time of sale and is expected to be funded from the proceeds of such sales.

We are required to comply with certain financial covenants for some of our lenders. As of June 30, 2011, we were in compliance with all of our financial covenants. As a result, we are not in default of any of our loans.

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

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the six months ended June 30, 2011 and 2010 for share-based compensation related to employees and directors was $28,800 and $24,960, respectively.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

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

Each quarter we apply a second analysis on those properties identified in the 15% change analysis or which have had a trigger event. The analysis estimates the expected future cash flows to identify any property whose carrying amount potentially exceeded the recoverable value. In performing this analysis, the Company makes the following assumptions:

•	Holding periods range from three to five years for non-core assets, and ten years for those assets considered as core.

•

Cash flow from trailing twelve months for the individual properties multiplied by the holding period as noted above. The Company does not assume growth rates on cash flows as part of its step one analysis.

•	A revenue multiplier for the terminal value based on an average of historical sales from leading industry brokers of like properties was applied according to the assigned holding period.

A trigger event, as described in ASC 360-10-35, occurred in the second quarter of 2011 for one hotel property held for use in which the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. The property was then tested to determine if the carrying amount was recoverable. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment—Overall—Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability, the Company uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition. In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotel were determined by management, based on discussions with our asset management group and our third party management companies. The property was then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment—Overall—Implementation. In this analysis, the Company completed a detailed review of the hotel’s market conditions and future prospects, which incorporated specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. Based on the results of this analysis, it was determined that the Company’s investment in the subject property was not fully recoverable; accordingly, impairment of $2.8 million was recognized.

To determine the amount of impairment on the hotel property identified above, in accordance with FASB ASC 360-10-55, the Company calculated the excess of the carrying value of the property in comparison to its fair market value as of June 30, 2011. Based on this calculation, the Company determined

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

total impairment of $2.8 million existed as of June 30, 2011 on the hotel property. Fair market value was determined by multiplying trailing 12 months’ revenue for the property by a revenue multiplier that was determined based on the Company’s experience with hotel sales in the current year as well as available industry information. As the fair market value of the property impaired for the quarter ending June 30, 2011 was determined in part by management estimates, a reasonable possibility exists that future changes to inputs and assumptions could affect the accuracy of management’s estimates and such future changes could lead to recovery of impairment or further possible impairment in the future.

During the three months ended March 31, 2011, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels.

Income Taxes

The TRS Lessee income tax expense from continuing operations for the three months ended June 30, 2011 and 2010 was $61,000 and $116,000, respectively. The TRS Lessee income tax benefit from continuing operations from the six months ended June 30, 2011 and 2010 was $0.8 million and $0.6 million, respectively. The TRS Lessee has estimated its income tax benefit using a combined federal and state rate of 38%. As of June 30, 2011, TRS had a deferred tax asset of $5.1 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will begin to expire in 2022 through 2030. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

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

Noncontrolling Interest in Redeemable Preferred Units

At June 30, 2011, 51,035 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The redemption value for the Preferred OP Units is $0.5 million for June 30, 2011. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. The Preferred OP Units are convertible by the holders into Common operating units (“Common OP Units”) on a one-for-one basis or, pursuant to an extension agreement by the holders, may be redeemed for cash at the option of the holder at $10 per unit on or after October 24, 2011.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

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

Noncontrolling Interest Reconciliation of Common and Preferred Units

(in thousands)	Redeemable Noncontrolling Interest	Noncontrolling Interest	Total Noncontrolling Interest
Balance at March 31, 2011	$511	$310	$821
Partner draws	(14)	—	(14)
Conversion of OP units	—	(118)	(118)
Noncontrolling interest expense	14	(17)	(3)

Balance at June 30, 2011	$511	$175	$686

Equity Reconciliation of Parent and Noncontrolling Interest

(in thousands)	Preferred Shares Par Value	Common Stock Warrants	Common Shares Par Value	Additional Paid-in Capital	Distribution in Excess Accumulated Earnings	Net Shareholders Equity	Noncontrolling Interest in Consolidated Partnerships	Total Equity
Balance at March 31, 2011	$8	$252	$229	$121,398	$(70,547)	$51,340	$310	$51,650

Deferred compensation	—	—	—	15	—	15	—	15
Common Stock Offerings	—	—	1	41	—	42	—	42
Conversion of OP Units	—	—	—	118	—	118	(118)	—
Preferred dividends	—	—	—	—	(369)	(369)	—	(369)
Net loss	—	—	—	—	(4,109)	(4,109)	(17)	(4,126)

Balance at June 30, 2011	$8	$252	$230	$121,572	$(75,025)	$47,037	$175	$47,212

Series B Redeemable Preferred Stock

At June 30, 2011 there were 332,500 shares of 10.0% Series B preferred stock outstanding. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

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

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

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

The Series B preferred stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock). The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At June 30, 2011, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Series A Preferred Stock

On December 30, 2005, the Company offered and sold 1,521,258 shares of 8% Series A preferred stock. At June 30, 2011, 803,270 shares of Series A preferred stock remained outstanding. Dividends on the Series A preferred stock are cumulative and payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share.

Common Stock and Warrants

On March 26, 2010, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC. Pursuant to the SEDA, YA Global has agreed to purchase up to $10.0 million (the “Commitment Amount”) of newly issued Company common stock, par value $0.01 per share (“Common Stock”), if notified to do so by the Company in accordance with the terms and conditions of the SEDA. Unless terminated earlier, the SEDA will automatically terminate on the earlier of April 1, 2012 or the date on which the aggregate purchases by YA Global under the SEDA total the Commitment Amount. The amount of Common Stock issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 4,400,464 shares of Common Stock, which is less than 20% of the aggregate number of outstanding shares of Common Stock. The Common Stock is sold pursuant to the Company’s registration statement on Form S-3 (333-147310). No shares were sold under this agreement during the three and six months ended June 30, 2011.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

On May 10, 2010, the Company consummated the private sale of 598,803 shares of its common stock and 299,403 warrants to purchase up to an additional 299,403 shares of the Company’s common stock for aggregate gross proceeds of $1.0 million. The warrants are exercisable for a period of three years from the date of issuance at an exercise price of $2.50.

On March 29, 2011, the Company entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which the Company may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to the Company’s registration statement on Form S-3 (333-170756). During the three and six months ended June 30, 2011, the Company sold through JMP, as its agent, an aggregate of 26,725 shares of common stock pursuant to ordinary brokers’ transactions on the Nasdaq Global Market. Gross proceeds were $43,685, commissions to agent were $2,184 and net proceeds to the Company (before expenses) were $41,501.

Commitments and Contingencies

Litigation

Various claims and legal proceedings arise in the ordinary course of business and may be pending against the Company and its properties. Based upon the information available, the Company believes that the resolution of any of these claims and legal proceedings should not have a material adverse affect on its consolidated financial position, results of operations or cash flows. Three separate lawsuits were filed against the Company in Jefferson Circuit Court, Louisville, Kentucky; one lawsuit was filed by a plaintiff on June 26, 2008, a second lawsuit was filed by fourteen plaintiffs on December 15, 2008 and a third lawsuit was filed by six plaintiffs on January 16, 2009. The plaintiffs in the three cases, which were consolidated as one action, allege that as guests at the Company’s hotel in Louisville, Kentucky, they were exposed to carbon monoxide as a consequence of a faulty water heater at the hotel.

Plaintiffs were seeking to recover for damages arising out of physical and mental injury, lost wages, pain and suffering, past and future medical expenses and punitive or exemplary damages. The Company has settled the claims with authorization from its insurers and has recorded a liability for the amount of claims and a receivable reflecting recoverability of the claims from the insurers. At June 30, 2011 all claims were paid (cash or structured settlements) and all settlements related to minors were agreed to by the courts with the exception of one claim that was paid on July 5, 2011.

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

Subsequent Events

On July 22, 2011, the Company signed a purchase agreement for the sale of its corporate office building. The Company previously shared corporate office space with Royco Hotels, the former management company. The Company intends to lease a smaller, more efficient space. Expected proceeds are $1.75 million, and will be used to pay off the $0.8 million loan with Elkhorn Valley Bank with the remainder used to pay down the revolving line of credit with Great Western Bank. The Company anticipates a gain on sale of approximately $1.0 million.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

On July 28, 2011, we sold a Masters Inn in Charleston, South Carolina (119 rooms) for $3.75 million. The proceeds were used to pay down the loan with GE Capital Corporation. Prepayment penalties of $0.4 million have been deferred.

On July 29, 2011, we sold a Masters Inn in Marietta, Georgia (87 rooms) for $1.35 million. The funds were used to pay down the loan with GE Capital Corporation. Prepayment penalties of $0.2 million have been deferred.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Results for the three and six months ended June 30, 2011 are not necessarily indicative of results that may be attained in the future.

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

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of June 30, 2011 we owned 103 hotels in 23 states. Our hotels operate under several national and independent brands.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our significant events for the six months ended June 30, 2011 include:

•

In January 2011, the Company borrowed $1.95 million from Elkhorn Valley Bank in Norfolk, Nebraska. The note has a maturity date of October 1, 2011. The note bears interest at 5.9%. The borrowings were used to fund operations.

•

On March 29, 2011, we sold a Masters Inn in Atlanta (Tucker), Georgia (107 rooms) for approximately $2.4 million with no gain or loss on the sale. The majority of the proceeds were used to pay down the loan with GE Capital Corporation, with approximately $0.2 million used to reduce the revolving line of credit with Great Western Bank.

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

•

On May 6, 2011, we sold a Super 8 in Wichita, Kansas (59 rooms) for approximately $1.4 million. Approximately $0.9 million of the proceeds were used to reduce borrowings from Elkhorn Valley Bank in Norfolk, Nebraska, with the remaining amount used to reduce the revolving line of credit with Great Western Bank.

•

On May 27, 2011, we sold the Tara Inn in Jonesboro, Georgia (127 rooms) for approximately $1.85 million. Approximately $1.6 million of the proceeds were used to pay the mortgage loan with Great Western Bank, with the remaining amount used to reduce the revolving line of credit with Great Western Bank.

•

On May 27, 2011, our credit facility with Wells Fargo Bank was amended to (a) provide for the release of the Sleep Inn in Omaha, Nebraska from the collateral portfolio upon a principal payment of $2.5 million and (b) decrease the required monthly principal payments from $75,000 to $50,000.

•

On June 7, 2011, the Company refinanced the Sleep Inn in Omaha, Nebraska for $3.1 million with Elkhorn Valley Bank. The note bears interest at 6.25% and matures on June 15, 2016. Of this amount, $2.5 million was used to reduce the mortgage loan with Wells Fargo Bank, with the balance of the proceeds used to reduce the revolving line of credit with Great Western Bank.

Additionally, on July 28, 2011, we sold a Masters Inn in Charleston, South Carolina (119 rooms) for approximately $3.75 million, with proceeds used to pay down the loan with GE Capital Corporation. Prepayment penalties of $0.4 million have been deferred. On July 29, 2011, we sold a Masters Inn in Marietta, Georgia (87 rooms) for $1.35 million, with proceeds used

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

to pay down the loan with GE Capital Corporation. Prepayment penalties of $0.2 million have been deferred. On August 2, 2011, we sold an outlot at our South Bend Comfort Suites for $0.3 million. Proceeds from these three sales reduced our balance with GE Capital Corporation by approximately $5.0 million. On July 22, 2011, the Company signed a purchase agreement for the sale of its corporate office building. The Company previously shared corporate office space with Royco Hotels, the former management company. The Company intends to lease a smaller, more efficient space. Expected proceeds are $1.75 million, and will be used to pay off the $0.8 million loan with Elkhorn Valley Bank with the remainder used to pay down the revolving line of credit with Great Western Bank.

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

As of June 30, 2011, we owned 103 limited service hotels and one office building. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Hospitality Management Advisors Inc. (“HMA”), Strand Development Company LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”), and HLC Hotels Inc. (“HLC”). HLC is the manager of 10 of our hotels. Royco Hotels, Inc. previously managed 95 of our hotels (two of which were subsequently sold) until May 31, 2011.

HMA manages 25 Company hotels in Arkansas, Louisiana, Tennessee, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s seven economy extended-stay hotels as well as 16 additional Company hotels located in Georgia, Delaware, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 45 Company hotels in eight states primarily in the Midwest. Each of the management agreements expire on May 31, 2014 and will renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

Each of HMA, Strand and Kinseth receive a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel income and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

Overview of Discontinued Operations

The condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 include the results of operations for the 18 hotels classified as held for sale at June 30, 2011, as well as all properties that have been sold during 2011 and 2010 in accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations.

The assets held for sale at June 30, 2011 and 2010 are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of June 30, 2011 remain properly classified in accordance with ASC 205-20.

Where the carrying value of an asset held for sale exceeded the estimated fair value, net of selling costs, we reduced the carrying value and recorded an impairment charge. Level 3 inputs were used during the three months ended March 31, 2011 to determine an impairment loss of $474,000 for nine hotels held for sale. The Company also recorded a recovery of $25,000 of previously recorded impairment on one hotel at the time of sale. During the three months ended June 30, 2011 a $2.1 million impairment loss was

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

recorded on 12 of the 18 hotels held for sale. In addition, the Company recorded recovery of previously recorded impairment on two hotels in the amount of $108,000 Total impairment loss on held for sale and subsequently sold properties for the six months ending June 30, 2011 was $2.5 million. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales.

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

General

The discussion that follows is based primarily on the condensed consolidated financial statements of the three and six months ended June 30, 2011 and 2010, and should be read along with the condensed consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s 103 and 112 hotels as of June 30, 2011 and 2010, respectively.

Results of Operations

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010

Operating results are summarized as follows (in thousands):

	Three months ended			Three months ended
	June 30, 2011			June 30, 2010			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$22,666	$4,081	$26,747	$22,867	$5,453	$28,320	$(201)
Hotel and property operations expenses	(16,493)	(3,476)	(19,969)	(16,484)	(4,605)	(21,089)	(9)
Interest expense	(2,348)	(514)	(2,862)	(2,400)	(675)	(3,075)	52
Depreciation and amortization expense	(2,570)	(73)	(2,643)	(2,755)	(257)	(3,012)	185
General and administrative expenses	(1,001)	—	(1,001)	(800)	(23)	(823)	(201)
Net gain (loss) on dispositions of assets	(8)	362	354	(23)	526	503	15
Other income	20	—	20	35	—	35	(15)
Impairment loss	(2,801)	(2,012)	(4,813)	(2,147)	(2,449)	(4,596)	(654)
Income tax (expense) benefit	(61)	116	55	(116)	178	62	55

Net loss	$(2,596)	$(1,516)	$(4,112)	$(1,823)	$(1,852)	$(3,675)	$(773)

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, decreased $0.2 million or 0.9%, which was primarily due to decreased occupancy, partially offset by increased average daily rate (“ADR”). We refer to our entire portfolio as limited service hotels which we further describe as midscale hotels, economy hotels and extended stay hotels. The same store portfolio used for comparison of the second quarter of 2011 over the same period of 2010 consists of the 85 hotels in continuing operations that were owned by the Company as of April 1, 2010. Compared to the year ago period, ADR for the entire 85 same store hotel portfolio increased 3.7% to

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

$51.06 and revenue per available room (“RevPAR”) decreased 0.7% to $33.83. The occupancy for all same store hotels for the three months ended June 30, 2011 decreased 4.2% from that of the year ago period. Our 28 same store midscale hotels reflected an ADR increase of 5.1% to $69.21, a decrease in occupancy of 6.8% and a RevPAR decrease of 2.1% to $44.27 for the second quarter of 2011 over the same period of 2010. Our 50 same store economy hotels reflected an ADR increase of 4.1% to $49.88, a 3.4% decrease in occupancy and a RevPAR increase of 0.6% to $32.72 for the second quarter of 2011 over the same period of 2010. Occupancy for the seven same store extended stay properties dropped 2.7%, and RevPAR was down 2.3% to $17.37. This was partially offset by an ADR increase of 0.3% to $23.75.

During the second quarter of 2011, hotel and property operations expenses from continuing operations remained flat at $16.5 million.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations decreased slightly to $2.3 million for the quarter. Depreciation and amortization expense from continuing operations decreased $0.2 million from the second quarter of 2010 to $2.6 million. The general and administrative expense for the 2011 second quarter increased $0.2 million compared to the prior period. The major causes of the increase include miscellaneous charges related to the new management companies, as well as increased legal fees and salaries.

Impairment loss

For the second quarter of 2011, we recorded impairment charges net of recovery of $2.0 million on 12 of the 18 hotels classified as held for sale. There was an impairment charge of $2.8 million taken against a hotel classified as held for use. In the second quarter of 2010, $2.4 million of impairment was taken against ten hotels held for sale and two that were subsequently sold, and an impairment charge of $2.1 million was taken against a hotel held for use.

Dispositions

In the second quarter of 2011, we recognized a $0.4 million gain on the disposition of assets related to the sale of a Super 8 in Wichita, Kansas. In the second quarter of 2010, we recognized a net gain on the disposition of assets of approximately $0.5 million. This primarily resulted from the sale of a Super 8 in Kingdom City, Missouri, with a nominal net gain from the sale of a Masters Inn in Cave City, Kentucky.

Income Tax Benefit

The income tax expense from continuing operations is related to the taxable income from our taxable subsidiary, the TRS Lessee. Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax expense is a result of TRS Lessee’s income for the three months ended June 30, 2011. The income tax will vary based on the taxable earnings or loss of the TRS Lessee.

The income tax expense from continuing operations was $61,000 compared with an expense of $116,000 in the year ago period, due to decreased income by the TRS Lessee.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

Operating results are summarized as follows (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Six months ended			Six months ended
	June 30, 2011			June 30, 2010			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$40,098	$8,224	$48,322	$39,962	$10,081	$50,043	$136
Hotel and property operations expenses	(31,328)	(7,200)	(38,528)	(30,721)	(8,990)	(39,711)	(607)
Interest expense	(4,884)	(1,080)	(5,964)	(4,789)	(1,341)	(6,130)	(95)
Depreciation and amortization expense	(5,081)	(182)	(5,263)	(5,523)	(529)	(6,052)	442
General and administrative expenses	(2,105)	(50)	(2,155)	(1,799)	(23)	(1,822)	(306)
Net gain (loss) on dispositions of assets	(14)	349	335	(39)	506	467	25
Other income	105	—	105	61	—	61	44
Impairment loss	(2,801)	(2,461)	(5,262)	(2,147)	(2,569)	(4,716)	(654)
Termination cost	(540)	—	(540)	—	—	—	(540)
Income tax benefit	800	327	1,127	585	583	1,168	215

Net loss	$(5,750)	$(2,073)	$(7,823)	$(4,410)	$(2,282)	$(6,692)	$(1,340)

Revenues and Operating Expenses

Revenues from continuing operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, increased $0.1 million or 0.3%, reflecting an increase in average daily rate (“ADR”), largely offset by decreased occupancy rates. The same store portfolio used for comparison of the six months of 2011 over the same period of 2010 consists of the 85 hotels in continuing operations that were owned by the Company as of January 1, 2010. Our 28 same store midscale hotels reflected an ADR increase of 3.7% to $66.54, a decrease in occupancy of 4.5% and a revenue per available room (“RevPAR”) decrease of 1.0% to $38.52. Our 50 same store economy hotels reflected an ADR increase of 3.3% to $48.51, a 2.0% decrease in occupancy and a RevPAR increase of 1.4% to $28.79 for the first six months of 2011 over the same period of 2010. Our seven same store extended stay properties reflected an ADR increase of 0.9% to $23.61, a raise in occupancy of 0.3% and a RevPAR increase of 1.1% to $17.69. During the first six months of 2011 compared to the year ago period, ADR for the entire 85 same store hotel portfolio increased 2.7% to $48.95 and RevPAR increased 0.4% to $30.01. The occupancy for all same store hotels for the six months ended June 30, 2011 decreased 2.2% from that of the year ago period.

During the six months ended June 30, 2011, hotel and property operations expenses from continuing operations increased $0.6 million. The primary drivers of the increase include payroll related expenses, breakfast, utilities and insurance costs.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations rose slightly to $4.9 million for the six months ended June 30, 2011 compared to the year ago period. The depreciation and amortization expense from continuing operations decreased $0.4 million for the six months ended June 30, 2011 compared to the year ago period. The general and administrative expense from continuing operations for the same period increased $0.3 million. This variance was related to miscellaneous charges related to the new management companies as well as increased legal fees and salaries.

Impairment loss

During the six months ending June 30, 2011, we recorded impairment charges of $2.5 million on fourteen hotels classified as held for sale. There was recovery of $48,000 of previously recorded impairment on two properties sold during the first two quarters. There was also recovery of $86,000 of previously recorded impairment on one held for sale property as a result of market changes. There was an impairment charge of $2.8 million taken against a hotel classified as held for use. There was an impairment charge of $2.1 million recorded on ten hotels classified as held for sale during the first six

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

months of 2010, in addition to $0.5 million taken against properties which were subsequently sold. A charge of $2.1 million was taken against a property held for use.

Termination cost

Termination cost reflects financial settlement fees directly related to the Company’s termination of Royco Hotels. The one time charge of $0.5 million reflects settlement of the lawsuit filed by Royco Hotels against the Company.

Dispositions

During the six months ended June 30, 2011, the Company sold its interests in three hotels, recognizing gains of approximately $0.4 million on one property. In the same period of 2010, the Company recognized a gain of approximately $0.5 million on the sale of a hotel and negligible gains on the sale of two additional hotels.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from the TRS Lessee. The tax benefit is a result of TRS Lessee’s losses for the six months ended June 30, 2011 and the year ago period. The income tax benefit will vary based on the taxable losses of the TRS Lessee.

The income tax benefit from continuing operations increased by approximately $0.2 million during the six months ended June 30, 2011 compared to the year ago period, due to an increased loss by the TRS Lessee for the same period.

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

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The 18 properties held for sale as of June 30, 2011 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

We are actively marketing the 18 properties held for sale, which we anticipate will result in the elimination of an estimated $28.4 million of debt. We continue to receive interest in our 18 held for sale properties. The marketing process has been affected by deteriorating economic conditions and we have experienced some decreases in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

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

The Company did not declare a common stock dividend for the three months ended June 30, 2011. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy. The Company intends to continue to meet its dividend requirements to retain its REIT status.

Financing

On March 29, 2011, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which we may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to our registration statement on Form S-3 (333-170756). During the six months ended June 30, 2011, we sold, through JMP, as our agent, an aggregate of 26,725 shares of common stock pursuant to ordinary brokers’ transactions on the Nasdaq Global Market. Gross proceeds were $43,685.23, commissions to agent were $2,184.26 and net proceeds to us (before expenses) were $41,500.97.

On March 26, 2010, we entered into a standby equity distribution agreement with YA Global Master SPV Ltd., or YA Global, for the offer and sale of up to $10 million of shares of our common stock at a price per share determined in accordance with the agreement. The common stock will be sold pursuant to our registration statement on Form S-3 (333-170756). No shares were sold under this agreement during the six months ended June 30, 2011.

At June 30, 2011, the Company had long-term debt of $142.3 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.7 years and a weighted average interest rate of 6.1%. The weighted average fixed rate was 6.7%, and the weighted average variable rate was 4.5%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2011 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2011	$14,737	$15,059	$29,796
2012	13,621	52,470	66,091
2013	—	3,656	3,656
2014	—	4,395	4,395
2015	—	15,456	15,456
Thereafter	—	51,261	51,261

	$28,358	$142,297	$170,655

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

At June 30, 2011, the Company had $16.9 million of long-term debt associated with assets held for use and debt associated with assets held for sale which matures in 2011 pursuant to the notes and mortgages evidencing such debt. These 2011 maturities consist of:

•	a $10.0 million balance on a term loan with Great Western Bank;

•	a $2.4 million balance on the credit facility with Wells Fargo Bank;

•	a $1.0 million note payable to Elkhorn Valley Bank in Norfolk, Nebraska;

•	a $0.7 million note payable to Yorkville Advisors; and

•	$2.8 million of principal amortization on mortgage loans.

The remaining $12.9 million of debt due in 2011 (as of June 30, 2011), as set forth in the table above, is associated with assets held for sale. This debt matures at the time of sale and is expected to be funded from the proceeds of such sales.

The key financial covenants for certain of our loan agreements and compliance calculations as of June 30, 2011 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement). As of June 30, 2011, we were in compliance with the financial covenants. As a result, we are not in default of any of our loans.

(dollars in thousands)
	June 30, 2011	June 30, 2011
Great Western Bank Covenants	Requirement	Calculation
Consolidated debt service coverage ratio calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		(11,733)
Net adjustments per loan agreement		32,904

Adjusted NOI per loan agreement (A)		$21,171

Interest expense per financial statements—continuing operations		9,849
Interest expense per financial statements—discontinued operations		2,210

Total Interest expense per financial statements		$12,059
Net adjustments per loan agreement		6,619

Debt service per loan agreement		$18,678

Consolidated debt service coverage ratio		1.13:1

*	Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Loan-specific debt service coverage ratio calculated as follows: *	≥	1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements			(11,733)
Net adjustments per loan agreement			15,664

Adjusted NOI per loan agreement (A)			$3,931

Interest expense per financial statements—continuing operations			9,849
Interest expense per financial statements—discontinued operations			2,210

Total Interest expense per financial statements			$12,059
Net adjustments per loan agreement			(8,510)

Debt service per loan agreement			$3,549

Loan-specific debt service coverage ratio			1.11:1

*	Calculations based on prior four quarters

The Great Western Bank credit facilities also require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, and that we not pay dividends in excess of 75% of our funds from operations per year. The consolidated and loan specific debt service coverage ratios for the credit facilities remain at 1.05 to 1, tested quarterly, through the maturity of the credit facilities. The loans available to us under the credit facilities may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.05 to 1 from December 31, 2010 through December 31, 2011 and 1.5 to 1 from January 1, 2012 through the maturity of the credit facilities. In addition, the interest rate on the revolving credit portion of the credit facilities is 5.50% from March 15, 2011 through December 31, 2011 and prime (subject to a 5.50% floor rate) from January 1, 2012 through the maturity of the credit facilities. Great Western Bank has the option to increase the interest rates of the credit facilities up to 4.00% any time after January 1, 2012.

(dollars in thousands)
	June 30, 2011	June 30, 2011
Wells Fargo Bank Covenants	Requirement	Calculation
Consolidated loan to value ratio calculated as follows:	≤85.0%

Loan Balance (A) / Value (B)
Loan Balance (A)		$170,656

Value (B)		220,050

Consolidated loan to value ratio		77.6%

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Consolidated Tangible Net Worth calculated as follows:	>$50 million
Consolidated shareholder equity (A)—
Intangible assets (B)
Total shareholders’ equity per financial statements		$47,037
Redeemable noncontrolling interest per financial statements		511
Noncontrolling interest in consolidated partnership		175
Redeemable preferred stock per financial statements		7,662

Consolidated shareholder equity (A)		$55,385
Intangible assets (B)		0

Consolidated tangible net worth		$55,385

(dollars in thousands)

Consolidated fixed charge coverage ratio calculated as follows: *	≥0.80:1 before preferred dividends

EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(11,733)

Net adjustments per loan agreement		28,751

EBITDA per loan agreement (A)		$17,018

Interest expense per financial statements—continuing operations		$9,849
Interest expense per financial statements—discontinued operations		2,210

Total interest expense per financial statements		$12,059
Net adjustments per loan agreement		5,694

Fixed charges per loan agreement (B)		$17,753

Consolidated fixed charge coverage ratio		0.96:1

*	Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Consolidated fixed charge coverage ratio calculated as follows: *	≥0.75:1 after preferred dividends

EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(11,733)

Net adjustments per loan agreement		28,751

EBITDA per loan agreement (A)		$17,018

Interest expense per financial statements—continuing operations		$9,849
Interest expense per financial statements—discontinued operations		2,210

Total interest expense per financial statements		$12,059
Net adjustments per loan agreement		7,168

Fixed charges per loan agreement (B)		$19,227

Consolidated fixed charge coverage ratio		0.89:1

*	Calculations based on prior four quarters

Our credit facility with Wells Fargo Bank was amended on May 27, 2011 to (a) provide for the release of the Sleep Inn located in Omaha, Nebraska from the collateral portfolio upon a principal payment of $2.5 million and (b) decrease the required monthly principal payments from $75,000 to $50,000.

(dollars in thousands)
	June 30, 2011	June 30, 2011
GE Covenants	Requirement	Calculation
Loan-specific total adjusted EBITDAcalculated as follows: *	≥$3.9 million
Net loss per financial statements		(11,733)
Net adjustments per loan agreement		17,101

Loan-specific total adjusted EBITDA		$5,368

*	Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Consolidated debt service coverage ratio calculated as follows: *	≥1.05:1
Adjusted EBITDA (A) / Debt service (B)
Net loss per financial statements		(11,733)
Net adjustments per loan agreement		32,935

Adjusted EBITDA per loan agreement (A)		$21,202

Interest expense per financial statements—continuing operations		9,849
Interest expense per financial statements—discontinued operations		2,210

Total interest expense per financial statements		$12,059

Net adjustments per loan agreement		5,694
Debt service per loan agreement (B)		17,753

Consolidated debt service coverage ratio		1.19:1

*	Calculations based on prior four quarters

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

A summary of the Company’s long term debt as of June 30, 2011 is as follows (in thousands):

		Interest
Fixed Rate Debt	Balance	Rate	Maturity
Lender
Elkhorn Valley Bank	$1,040	5.90%	10/2011
Yorkville	700	5.50%	10/2011
Great Western Bank	10,005	5.50%	12/2011
GE Capital Corporation	306	5.00%	1/2012
First National Bank	840	5.00%	3/2012
Great Western Bank	9,399	5.50%	5/2012
Greenwich Capital Financial Products	30,201	7.50%	12/2012
Elkhorn Valley Bank	830	6.50%	4/2014
Citigroup Global Markets Realty Corp	13,203	5.97%	11/2015
Elkhorn Valley Bank	3,120	6.25%	6/2016
GE Capital Corporation	32,608	7.17%	9/2016 - 3/2017
GE Capital Corporation	18,448	7.69%	6/2017
Wachovia Bank	8,954	7.38%	3/2020

Total Fixed Rate Debt	$129,654

Variable Rate Debt
Lender
Wells Fargo	2,370	4.50%	9/2011
Great Western Bank	15,823	5.50%	2/2012
GE Capital Corporation	20,396	3.75%	2/2018
GE Capital Corporation	2,412	4.31%	2/2018

Total Variable Rate Debt	$41,001

Subtotal debt	$170,655

Less: debt associated with hotel properties held for sale	28,358

Total Long-Term Debt	$142,297

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

On March 29, 2011, we sold a Masters Inn in Atlanta (Tucker), Georgia (107 rooms) for approximately $2.4 million with no gain or loss on the sale. The majority of the proceeds were used to pay down the loan with GE Capital Corporation, with approximately $0.2 million used to reduce the revolving line of credit with Great Western Bank.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

In March 2011, the maturity date of the $0.8 million promissory note to First National Bank of Omaha was extended to March 1, 2012.

On May 6, 2011, we sold a Super 8 in Wichita, Kansas (59 rooms) for approximately $1.4 million with a $0.4 million gain. Approximately $0.9 million of the proceeds were used to reduce borrowings from Elkhorn Valley Bank in Norfolk, Nebraska, with the remaining amount used to reduce the revolving line of credit with Great Western Bank.

On May 16, 2011, the Company borrowed $1.0 million from Yorkville Advisors. The note requires scheduled installment payments, with the final installment to be paid on October 5, 2011. The Company may fund the payment of any scheduled installment with proceeds from the sale of Company common stock pursuant to the SEDA. The note bears interest at an annual rate of 5.5% per annum, however a 4% premium is added to any weekly installment paid from any source other than through the sale of shares under the SEDA.

On May 27, 2011, we sold the Tara Inn in Jonesboro, Georgia (127 rooms) for approximately $1.85 million with no gain or loss on the sale. Approximately $1.6 million of the proceeds were used to pay the mortgage loan on the property with Great Western Bank, with the remaining amount used to reduce the revolving line of credit with Great Western Bank.

On May 27, 2011, our credit facility with Wells Fargo Bank was amended to (a) provide for the release of the Sleep Inn in Omaha, Nebraska from the collateral portfolio upon a principal payment of $2.5 million and (b) decrease the required monthly principal payments from $75,000 to $50,000.

On June 7, 2011, the company refinanced the Sleep Inn Hotel in Omaha, Nebraska for $3.1 million with Elkhorn Valley Bank. The note bears interest at 6.25% and matures on June 15, 2016. Of this amount, $2.5 million was used to reduce the mortgage loan with Wells Fargo Bank, with the balance of the proceeds used to reduce the revolving line of credit with Great Western Bank.

Redemption of Noncontrolling Preferred and Common Operating Partnership Units

At June 30, 2011, Supertel Limited Partnership had 51,035 preferred operating units (“Preferred OP Units”) outstanding. The redemption value for the Preferred OP Units is $0.5 million for June 30, 2011. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. The Preferred OP Units are convertible by the holders into Common operating units (“Common OP Units”) on a one-for-one basis or, pursuant to an extension agreement by the holders, may be redeemed for cash at the option of the holder at $10 per unit on or after October 24, 2011.

The holders of the 51,035 units elected to extend to October 24, 2011, their right to have units redeemed at $10 per unit. The 51,035 units will continue to be carried outside of permanent equity at redemption value. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. Distributions to holders of Preferred OP Units have priority over distributions to holders of Common OP Units. There were no Preferred OP Units redeemed during the six months ending June 30, 2011.

The Board of Directors authorized the issuance of 61,153 shares of common stock, $.01 par value per share, of the Company to a holder of common operating units of Supertel Limited Partnership on May 31, 2011 in exchange for 61,153 common limited partnership units of the Company’s operating partnership, Supertel Limited Partnership. The 61,153 common limited partnership units were previously issued in connection with the Company’s September 2005 purchase of a hotel.

Capital Commitments

Below is a summary of certain obligations that will require capital (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 years
Long-term debt including interest	$169,861	$19,404	$67,254	$27,896	$55,307
Land leases	5,231	54	219	225	4,733

Total contractual obligations	$175,092	$19,458	$67,473	$28,121	$60,040

The column titled Less than 1 Year represents payments due for the balance of 2011. Long-term debt includes debt on properties classified in continuing operations. The debt related to properties held for sale (and expected to be sold in the next 12 months) of $28.4 million is not included in the table above. The redemption value for the Preferred OP Units of $0.5 million is not included in the table above.

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less. The land leases reflected in the table above represent continuing operations. In addition, the Company has management agreements with HMA, Strand, Kinseth and HLC Hotels, providing for the management and operation of the hotels.

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

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2011, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $142.3 million and $146.0 million, respectively. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt, excluding debt related to hotel properties held for sale, was $142.8 million and $146.7 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Funds from Operations

The Company’s funds from operations (“FFO”) for the three and six months ended June 30, 2011 was $(2.2) million, and $(3.6) million, respectively, representing a decrease of $0.7 million and $1.8 million from FFO reported for the three and six months ended June 30, 2010, respectively. FFO without impairment, a non-cash item, (“FFO without impairment”) for the three and six months ended June 30, 2011 was $2.6 million and $1.6 million, respectively, representing a decrease of $0.4 million and $1.2 million from the three and six months ended June 30, 2010, respectively. FFO is reconciled to net loss as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss attributable to common shareholders	$(4,478)	$(4,033)	$(8,546)	$(7,411)
Depreciation and amortization	2,643	3,012	5,263	6,052
Net gain on disposition of real estate assets	(354)	(503)	(335)	(467)

FFO available to common shareholders	$(2,189)	$(1,524)	$(3,618)	$(1,826)

Impairment	4,813	4,596	5,262	4,716

FFO without impairment, a non-cash item	$2,624	$3,072	$1,644	$2,890

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

The impairment charges of hotel properties that were recognized in 2009 and 2010 were primarily based on valuations of hotels, which had declined due to market conditions that we no longer expected to hold for long-term investment, and/or for which we have reduced our prior expected holding periods. In order to enhance liquidity, we have declared certain properties as held for sale and may declare other properties held for sale. To the extent these properties are expected to be sold at a loss, we record an impairment charge when the loss is known. We have recognized certain of these impairment charges in several quarters in 2009 and 2010 and in the first two quarters of 2011, and we believe it is reasonably likely that we will recognize similar charges and recovery in the near future.

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

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy, by region, for the three months ended June 30, 2011 and 2010, respectively. The comparisons of same store operations (excluding Held For Sale hotels) are for 85 hotels owned as of April 1, 2010.

		Three months ended June 30, 2011				Three months ended June 30, 2010
Same Store	Room				Room
Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Mountain	214	$35.03	69.2%	$50.60	214	$35.79	72.7%	$49.26
West North Central	2,409	31.81	64.2%	49.59	2,409	30.58	64.2%	47.62
East North Central	1,081	36.70	59.8%	61.42	1,081	39.07	65.9%	59.32
Middle Atlantic	142	47.62	79.9%	59.63	142	46.44	81.3%	57.12
South Atlantic	2,233	33.14	72.4%	45.76	2,233	32.56	73.6%	44.25
East South Central	708	37.23	58.6%	63.51	708	39.98	68.1%	58.74
West South Central	373	30.26	69.4%	43.57	373	34.29	80.9%	42.41

Total Hotels	7,160	$33.83	66.3%	$51.06	7,160	$34.07	69.2%	$49.22

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended June 30, 2011 and 2010, were as follows:

		Three months ended June 30, 2011				Three months ended June 30, 2010
Same Store	Room				Room
Brand	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Limited Service
Midscale
Comfort Inn/ Comfort Suites	1,669	$44.52	64.5%	$69.00	1,669	$45.81	70.0%	$65.43
Hampton Inn	135	62.00	79.3%	78.23	135	51.35	69.7%	73.63
Sleep Inn	153	36.26	53.7%	67.50	153	37.40	54.9%	68.09
Other Midscale (1)	190	35.99	56.6%	63.63	190	41.98	67.3%	62.41

Total Midscale	2,147	$44.27	64.0%	$69.21	2,147	$45.22	68.7%	$65.85

Economy
Days Inn	870	35.50	68.6%	51.72	870	37.81	75.8%	49.88
Super 8	2,964	31.29	64.6%	48.40	2,964	30.49	65.6%	46.45
Other Economy (2)	81	55.35	67.7%	81.74	81	50.43	64.3%	78.46

Total Economy	3,915	$32.72	65.6%	$49.88	3,915	$32.53	67.9%	$47.93

Total Midscale/Economy	6,062	$36.81	65.0%	$56.62	6,062	$37.02	68.2%	$54.32

Economy Extended Stay (3)	1,098	17.37	73.1%	23.75	1,098	17.78	75.1%	23.67

Total Hotels	7,160	$33.83	66.3%	$51.06	7,160	$34.07	69.2%	$49.22

1	Includes Baymont Inn, Quality Inn, and Holiday Inn Express brands
2	Includes Key West Inns and non franchised independent hotels
3	Includes Savannah Suites

The following table presents our RevPAR, ADR and Occupancy, by region, for the six months ended June 30, 2011 and 2010, respectively. The comparisons of same store operations (excluding Held For Sale hotels) are for 85 hotels owned as of January 1, 2010.

		Six months ended June 30, 2011				Six months ended June 30, 2010
Same Store	Room				Room
Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Mountain	214	$29.22	60.8%	$48.06	214	$30.71	64.6%	$47.54
West North Central	2,409	27.61	57.6%	47.96	2,409	26.82	57.4%	46.70
East North Central	1,081	32.12	53.8%	59.69	1,081	33.58	57.6%	58.32
Middle Atlantic	142	39.62	69.9%	56.71	142	37.10	64.2%	57.81
South Atlantic	2,233	30.21	70.1%	43.08	2,233	28.65	68.6%	41.78
East South Central	708	32.94	52.7%	62.49	708	34.83	59.7%	58.35
West South Central	373	29.36	67.5%	43.47	373	33.61	80.6%	41.72

Total Hotels	7,160	$30.01	61.3%	$48.95	7,160	$29.88	62.7%	$47.65

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the six months ended June 30, 2011 and 2010, were as follows:

		Six months ended June 30, 2011				Six months ended June 30, 2010
Same Store	Room				Room
Brand	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Limited Service
Midscale
Comfort Inn/ Comfort Suites	1,669	$38.28	57.9%	$66.12	1,669	$38.50	60.6%	$63.53
Hampton Inn	135	53.99	70.0%	77.14	135	47.17	65.0%	72.62
Sleep Inn	153	33.61	53.4%	62.97	153	36.98	55.4%	66.80
Other Midscale (1)	190	33.65	52.9%	63.56	190	38.14	62.1%	61.46

Total Midscale	2,147	$38.52	57.9%	$66.54	2,147	$38.90	60.6%	$64.17

Economy
Days Inn	870	32.09	63.8%	50.33	870	32.85	67.9%	48.37
Super 8	2,964	27.04	57.8%	46.78	2,964	26.51	58.2%	45.52
Other Economy (2)	81	57.40	68.8%	83.43	81	49.76	62.1%	80.12

Total Economy	3,915	$28.79	59.3%	$48.51	3,915	$28.40	60.5%	$46.97

Total Midscale/Economy	6,062	$32.24	58.8%	$54.80	6,062	$32.12	60.5%	$53.07

Economy Extended Stay (3)	1,098	17.69	74.9%	23.61	1,098	17.49	74.7%	23.41

Total Hotels	7,160	$30.01	61.3%	$48.95	7,160	$29.88	62.7%	$47.65

1	Includes Baymont Inn, Quality Inn, and Holiday Inn Express brands
2	Includes Key West Inns and non franchised independent hotels
3	Includes Savannah Suites

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

Part II. OTHER INFORMATION:

Item 1. Legal Proceedings

Litigation

Various claims and legal proceedings arise in the ordinary course of business and may be pending against the Company and its properties. Based upon the information available, the Company believes that the resolution of any of these claims and legal proceedings should not have a material adverse affect on its consolidated financial position, results of operations or cash flows. Three separate lawsuits were filed against the Company in Jefferson Circuit Court, Louisville, Kentucky; one lawsuit was filed by a plaintiff on June 26, 2008, a second lawsuit was filed by fourteen plaintiffs on December 15, 2008 and a third lawsuit was filed by six plaintiffs on January 16, 2009. The plaintiffs in the three cases, which were consolidated as one action, allege that as guests at the Company’s hotel in Louisville, Kentucky, they were exposed to carbon monoxide as a consequence of a faulty water heater at the hotel.

Plaintiffs were seeking to recover for damages arising out of physical and mental injury, lost wages, pain and suffering, past and future medical expenses and punitive or exemplary damages. The Company has settled the claims with authorization from its insurers and has recorded a liability for the amount of claims and a receivable reflecting recoverability of the claims from the insurers. At June 30, 2011 all claims were paid (cash or structured settlements) and all settlements related to minors were agreed to by the courts with the exception of one claim that was paid on July 5, 2011.

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

Our management agreement with the independent operator of 95 of our hotels (two of which were subsequently sold) terminated on May 31, 2011 pursuant to the settlement of a lawsuit with that operator. We have engaged three new management companies to operate these 93 remaining hotels commencing June 1, 2011. If the integration of the new independent operators in the management of our hotels is not accomplished efficiently as planned, we will experience a decrease in our operating results from decreased occupancy, revenue per available room and average daily rates and other significant disruptions at our hotels and in our operations generally.

Part II. OTHER INFORMATION:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Supertel Hospitality, Inc. authorized the issuance of 61,153 shares of common stock, $.01 par value per share, in exchange for 61,153 common limited partnership units of the Company’s operating partnership, Supertel Limited Partnership, in accordance with the Third Amended and Restated Agreement of Limited Partnership, as amended, of the partnership. The common limited partnership units were issued in 2005 in connection with the company’s purchase of a hotel. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 5. Other Information

Summary Financial Data

The following sets forth summary financial data that has been prepared by the Company without audit. The Company believes the following data should be used as a supplement to the condensed consolidated statements of operations and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(In thousands, except per share and statistical data)
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Loss from continuing operations before income taxes	$(2,535)	$(1,707)	$(6,550)	$(4,995)

Net loss attributable to common shareholders	$(4,478)	$(4,033)	$(8,546)	$(7,411)

Earnings per share from continuing operations—basic	$(0.13)	$(0.10)	$(0.28)	$(0.23)

Earnings per share from discontinued operations—basic	$(0.07)	$(0.08)	$(0.09)	$(0.10)

Earnings per share—basic	$(0.20)	$(0.18)	$(0.37)	$(0.33)

Earnings per share—diluted	$(0.20)	$(0.18)	$(0.37)	$(0.33)

Adjusted EBITDA (1)	$1,338	$2,350	$2,277	$4,322

FFO attributable to common shareholders (2)	$(2,189)	$(1,524)	$(3,618)	$(1,826)

FFO without impairment, a non-cash item (3)	$2,624	$3,072	$1,644	$2,890

FFO per share—basic	(0.10)	(0.07)	(0.16)	(0.08)

FFO without impairment, a non-cash item, per share—basic	0.11	0.14	0.07	0.13

FFO per share—diluted	(0.10)	(0.07)	(0.16)	(0.08)

FFO without impairment, a non-cash item, per share—diluted	0.11	0.14	0.07	0.13

Net cash flow:
Provided by operating activities	$3,735	$4,504	$2,433	$4,594
Provided by investing activities	$1,667	$971	$2,914	$3,110
Used in financing activities	$(5,171)	$(5,331)	$(5,130)	$(7,568)
Weighted average number of shares outstanding for:
Calculation of earnings per share and FFO per share—basic and diluted	22,964	22,412	22,941	22,209

Part II. OTHER INFORMATION:

Item 5. Other Information:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA
Net loss attributable to common shareholders	$(4,478)	$(4,033)	$(8,546)	$(7,411)
Interest, including discontinued operations	2,862	3,075	5,964	6,130
Income tax benefit, including discontinued operations	(55)	(62)	(1,127)	(1,168)
Depreciation and amortization, including discontinued operations	2,643	3,012	5,263	6,052

EBITDA	972	1,992	1,554	3,603
Noncontrolling interest	(3)	(11)	(14)	(18)
Preferred stock dividends	369	369	737	737

Adjusted EBITDA (1)	$1,338	$2,350	$2,277	$4,322

RECONCILIATION OF NET LOSS TO FFO
Net loss attributable to common shareholders	$(4,478)	$(4,033)	$(8,546)	$(7,411)
Depreciation and amortization	2,643	3,012	5,263	6,052
Net gain on disposition of assets	(354)	(503)	(335)	(467)

FFO available to common shareholders (2)	$(2,189)	$(1,524)	$(3,618)	$(1,826)

Impairment	4,813	4,596	5,262	4,716

FFO without impairment, a non-cash item (3)	$2,624	$3,072	$1,644	$2,890

ADDITIONAL INFORMATION—SAME STORE
Average Daily Rate	$51.06	$49.22	$48.95	$47.65
Revenue Per Available Room	$33.83	$34.07	$30.01	$29.88
Occupancy	66.3%	69.2%	61.3%	62.7%

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though Adjusted EBITDA also does not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we also add back preferred stock dividends and noncontrolling interests, which are cash charges.

Adjusted EBITDA doesn’t represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income, cash flow from operations or any other operating performance measure prescribed by GAAP. Adjusted EBITDA is not a measure of our liquidity, nor is Adjusted EBITDA indicative of funds available to fund our cash needs, including our ability to make cash distributions. Neither does the measurement reflect cash expenditures for long term assets and other items that have been and will be incurred. Adjusted EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of our operating performance. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

Part II. OTHER INFORMATION:

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

The impairment charges of hotel properties that were recognized in 2009 and 2010 were primarily based on valuations of hotels, which had declined due to market conditions that we no longer expected to hold for long-term investment, and/or for which we have reduced our prior expected holding periods. In order to enhance liquidity, we have declared certain properties as held for sale and may declare other properties held for sale. To the extent these properties are expected to be sold at a loss, we record an impairment charge when the loss is known. We have recognized certain of these impairment charges over several quarters in 2009 and 2010 and in the first two quarters of 2011, and we believe it is reasonably likely that we will recognize similar charges and recovery in the near future.

However, we believe that as the financial markets stabilize, the potential for impairment charges of our hotel properties will diminish. We believe FFO without impairment provides investors with an additional measure to evaluate our operating performance as we emerge from this period of fundamental disruption in the global financial and real estate markets.

Part II. OTHER INFORMATION:

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

Part II. OTHER INFORMATION:

Item 6. Exhibits

Exhibit No.	Description

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements

Supertel Hospitality, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Kelly A. Walters
Kelly A. Walters
President and Chief Executive Officer

Dated this 10th day of August, 2011

By:	/s/ Corrine L. Scarpello
Corrine L. Scarpello
Chief Financial Officer and Secretary

Dated this 10th day of August, 2011

Supertel Hospitality, Inc., and Subsidiaries

Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements