Form 10-Q
period 2011-09-30
SUPERTEL HOSPITALITY INC
filed 2011-11-14
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2011

or

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

As of October 28, 2011, there were 23,005,387 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item  1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	September 30, 2011	December 31, 2010
	(unaudited)

ASSETS
Investments in hotel properties	$277,027	$280,660
Less accumulated depreciation	87,182	83,417

	189,845	197,243

Cash and cash equivalents	309	333
Accounts receivable, net of allowance for doubtful accounts of $139 and $133	2,580	1,717
Prepaid expenses and other assets	8,502	13,372
Deferred financing costs, net	688	988
Investment in hotel properties, held for sale, net	28,081	42,991

	$230,005	$256,644

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$11,858	$17,732
Debt related to hotel properties held for sale	28,175	36,819
Long-term debt	136,374	138,191

	176,407	192,742

Redeemable noncontrolling interest in consolidated partnership, at redemption value	511	511

Redeemable preferred stock 10% Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

EQUITY
Shareholders’ equity
Preferred stock, 40,000,000 shares authorized; 8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
Common stock, $.01 par value, 100,000,000 shares authorized; 23,005,387 and 22,917,509 shares outstanding	230	229
Common stock warrants	252	252
Additional paid-in capital	121,572	121,384
Distributions in excess of retained earnings	(76,806)	(66,479)

Total shareholders’ equity	45,256	55,394
Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $73 and $250	169	335

Total equity	45,425	55,729

COMMITMENTS AND CONTINGENCIES
	$230,005	$256,644

See accompanying notes to condensed consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Room rentals and other hotel services	$23,428	$23,533	$61,919	$61,804

EXPENSES
Hotel and property operations	16,983	16,706	46,816	45,886
Depreciation and amortization	2,337	2,598	7,187	7,920
General and administrative	906	782	3,011	2,582
Termination cost	—	—	540	—

	20,226	20,086	57,554	56,388

EARNINGS BEFORE NET GAIN (LOSS) ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE AND INCOME TAXES	3,202	3,447	4,365	5,416

Net gain (loss) on dispositions of assets	1,139	(13)	1,126	(47)
Other income	2	31	107	92
Interest expense	(2,155)	(2,290)	(6,886)	(6,926)
Impairment	—	(274)	(2,801)	(2,421)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,188	901	(4,089)	(3,886)

Income tax (expense) benefit	(173)	(274)	486	184

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,015	627	(3,603)	(3,702)

Loss from discontinued operations, net of tax	(3,419)	(718)	(5,624)	(3,081)

NET LOSS	(1,404)	(91)	(9,227)	(6,783)

Noncontrolling interest	(8)	(13)	5	5

NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	(1,412)	(104)	(9,222)	(6,778)

Preferred stock dividends	(369)	(368)	(1,105)	(1,105)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,781)	$(472)	$(10,327)	$(7,883)

NET EARNINGS PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations	$0.07	$0.01	$(0.20)	$(0.21)

EPS from discontinued operations	$(0.15)	$(0.03)	$(0.25)	$(0.14)

EPS Basic and Diluted	$(0.08)	$(0.02)	$(0.45)	$(0.35)

See accompanying notes to condensed consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(9,227)	$(6,783)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,684	8,959
Amortization of intangible assets and deferred financing costs	356	375
Gain on dispositions of assets	(1,461)	(513)
Amortization of stock option expense	28	25
Provision for impairment loss	7,823	5,649
Deferred income taxes	(1,238)	(1,201)
Changes in operating assets and liabilities:
(Increase) decrease in assets	5,245	(1,900)
Increase (decrease) in liabilities	(5,874)	3,507

Net cash provided by operating activities	3,336	8,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(3,894)	(2,870)
Proceeds from sale of hotel assets	12,156	5,678

Net cash provided by investing activities	8,262	2,808

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(56)	(61)
Principal payments on long-term debt	(19,739)	(13,286)
Proceeds from long-term debt, net	9,278	2,290
Distributions to noncontrolling interest	(42)	(42)
Common stock offering	42	1,462
Dividends paid to preferred shareholders	(1,105)	(1,105)

Net cash used in financing activities	(11,622)	(10,742)

Increase (decrease) in cash and cash equivalents	(24)	184

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	333	428

CASH AND CASH EQUIVALENTS, END OF PERIOD	$309	$612

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$9,165	$8,840

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared preferred	$1,105	$1,105

See accompanying notes to condensed consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 91 properties, with the exception of furniture, fixtures and equipment on 70 properties held by TRS Leasing, Inc. and its subsidiaries, are held directly or indirectly by E&P LP, SLP or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in SLP and at September 30, 2011 owned approximately 99% of the partnership interests in SLP. SLP is the general partner in SBILP. At September 30, 2011, SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). SLP and SBMIHI owned 99% and 1% of SBMILLC, respectively. SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, and SLP owned 100% of SSBLLC. References to “we”, “our”, and “us”, herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of September 30, 2011, the Company owned 101 limited service hotels. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”), and HLC Hotels Inc. (“HLC”).

The hotel management agreement between TRS Lessee and Royco Hotels, the previous manager of 95 of the Company’s hotels, was terminated effective May 31, 2011. The agreement provided for Royco Hotels to operate and manage the hotels through December 31, 2011, with extension to December 31, 2016 upon achievement of average annual net operating income of at least 10% of the Company’s investment in the hotels. Under the agreement, Royco Hotels received a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increased above thresholds that ranged from up to $75 million to over $100 million, and was entitled, if earned, to an annual incentive fee of 10% of up to the first $1 million of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1 million. On March 25, 2011, Royco Hotels and the Company settled a lawsuit filed by Royco Hotels against the Company. The settlement agreement between the parties provides that the Company will pay an aggregate of $590,000 in varying amounts of installments through July 1, 2013 to Royco Hotels (of which $195,000 has been paid as of September 30, 2011) as financial settlement of the lawsuit and fees owed to Royco Hotels as termination fees for hotels that have been sold.

On April 21, 2011, the Company through TRS Lessee entered into separate management agreements with HMA, Strand and Kinseth as eligible independent operators to manage 95 of the Company’s hotels (two of which were subsequently sold) commencing June 1, 2011. These hotels were previously managed by Royco Hotels.

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

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

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

SLP owns 8 hotels which are operated under the Masters Inn name. TRS, the lessee of the hotels, entered into a management agreement with HLC, an affiliate of the sellers of the 8 hotels. The management agreement, as amended, provides for HLC to operate and manage the hotels through December 31, 2011 and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels. On August 9, 2011, the management agreement with HLC was extended for a period of two years.

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

Consolidated Financial Statements

The Company has prepared the condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 without audit, in conformity with U.S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Fair Value Measurements

We currently do not have any financial instruments that must be measured on a recurring basis under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820-10 Fair Value Measurements and Disclosures – Overall; however, we apply the fair value provisions of ASC 820-10-35 Fair Value Measurements and Disclosures – Overall – Subsequent Measurement, for our nonfinancial assets which include our held for sale and held for use hotels. We measure these assets using inputs from Level 3 of the fair value hierarchy.

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

During the three months ended March 31, 2011 Level 3 inputs were used to determine impairment losses of $0.3 million on seven hotels held for sale and $0.2 million on two hotels subsequently sold. The Company also recorded a recovery of $25,000 of previously recorded impairment loss on one hotel at the time of sale. During the three months ended June 30, 2011 a $2.1 million impairment loss was recorded on 11 hotels held for sale and $10,000 on one hotel subsequently sold. In addition, the Company recorded recoveries of previously recorded impairment loss on two hotels in the amount of $0.1 million. During the three months ended September 30, 2011, the Company recorded $2.7 million of impairment loss on fourteen held for sale hotels. In addition, the Company recorded recoveries of previously recorded impairment loss of $64,000 on two hotels at the time of sale and $56,000 on one held for sale hotel for which fair values exceeded management’s previous estimates. An impairment loss of $2.8 million was also recorded on one held for use hotel during the second quarter of 2011.

During the three months ended March 31, 2010, Level 3 inputs were used to determine impairment loss of $0.1 million on one subsequently sold hotel. During the three months ended June 30, 2010 Level 3 inputs were used to determine impairment loss of $0.5 million on four subsequently sold hotels and $1.9 million on eight hotels held for sale. During the three months ended September 30, 2010 Level 3 inputs were used to determine impairment loss of $0.2 million on one subsequently sold hotel and $0.8 million on five hotels held for sale. Impairment losses of $2.1 million and $0.3 million were also recorded on one held for use hotel during the second and third quarter of 2010, respectively. During the three months ended September 30, 2010 the Company also recorded recoveries of $0.1 million of previously recorded impairment loss on one subsequently sold hotel and $0.3 million on one held for sale hotel for which fair values exceeded management’s previous estimates.

In accordance with ASC 360-10-35 Property Plant and Equipment – Overall – Subsequent Measurement, the Company determines the fair value of an asset held for sale based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The carrying value and estimated fair value of the Company’s debt as of September 30, 2011 and December 31, 2010 are presented in the table below:

	Carrying Value		Estimated Fair Value
(in thousands)
	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Continuing operations	$136,374	$138,191	$140,854	$142,040
Discontinued operations	28,175	36,819	29,646	38,821

Total	$164,549	$175,010	$170,500	$180,861

Discontinued Operations – Hotel Properties Held for Sale and Sold

At December 31, 2010, the Company had eighteen hotels identified that it intends to sell and that met the Company’s criteria to be classified as held for sale (the “Sale Hotels”). During the nine months ended September 30, 2011, five of the Sale Hotels were sold for an aggregate net gain of $0.4 million. One was sold in the first quarter of 2011, two were sold in the second quarter of 2011, and two were sold in the third quarter of 2011. Due to changes in the markets, during the first quarter of 2011, the Company reclassified one of the Sale Hotels as held for use, and during the second quarter of 2011 the Company reclassified two of the Sale Hotels as held for use. During the second and third quarters of 2011 the Company declared six and four additional hotels as classified as Sale Hotels, respectively, bringing the total number of hotels classified as held for sale to twenty as of September 30, 2011.

During the three months ended September 30, 2011, the Company recorded impairment loss of $0.7 million on thirteen of the sale hotels due to market changes and $2.0 million on one of the new held for sale hotels. During the three months ended June 30, 2011, the Company recorded impairment loss of $10,000 on one hotel subsequently sold, $0.8 million on eight hotels classified as held for sale due to market changes, and $1.3 million on three hotels reclassified to held for sale in the second quarter. The Company also recorded recovery of $0.1 million on previously recorded impairment loss on two of the hotels for which fair value exceeded management’s previous estimate. During the first quarter of 2011, the Company recognized $0.5 million of impairment loss and a recovery of $25,000 of previously recorded impairment loss on one hotel at the time of sale. During the three months ended March 31, 2011, June 30, 2011, and September 30, 2011 we recorded aggregate impairment loss of $0.5 million, $2.0 million, and $2.6 million, respectively, on properties in discontinued operations.

For the first, second, and third quarters of 2010, the Company recognized an impairment loss of $0.1 million, $2.4 million, and $1.0 million on hotels subsequently sold and held for sale, respectively. During the third quarter of 2010 the company recovered $0.1 million of previously recorded impairment loss on one hotel subsequently sold and $0.3 million on one held for sale hotel for which fair value exceeded management’s previous estimates.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

In accordance with ASC 360-10-35 Property Plant and Equipment – Overall – Subsequent Measurement, the Company determines the fair value of an asset held for sale based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales. We record impairment losses and write down the carrying value of an asset if the carrying value exceeds the estimated selling price less costs to sell.

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations. The operating results of the hotels held for sale and sold are included in discontinued operations and are summarized below. The operating results for the three months ended September 30, 2011 include twenty hotels held for sale and two hotels that were sold. The operating results for the three months ended September 30, 2010 include twenty hotels held for sale, five hotels that were sold in 2011, and six hotels that were sold in 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Revenues	$4,323	$5,927	$14,154	$17,699
Hotel and property operations expenses	(4,062)	(5,294)	(12,756)	(15,826)
Interest expense	(1,307)	(721)	(2,540)	(2,215)
Depreciation expense	(83)	(310)	(497)	(1,039)
Net gain (loss) on disposition of assets	(13)	59	335	560
General and administrative expense	—	(27)	(50)	(49)
Impairment loss	(2,561)	(659)	(5,022)	(3,228)
Income tax benefit	284	307	752	1,017

	$(3,419)	$(718)	$(5,624)	$(3,081)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The computation of basic and diluted earnings per common share is presented below (dollars in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic and Diluted Earnings per Share Calculation:

Numerator:
Net earnings (loss) attributable to common shareholders:
*Continuing operations	$1,628	$244	$(4,728)	$(4,820)
*Discontinued operations	(3,409)	(716)	(5,599)	(3,063)

Net loss attributable to common shareholders - total	$(1,781)	$(472)	$(10,327)	$(7,883)

Denominator:
Weighted average number of common shares - basic and diluted	23,005,387	22,879,615	22,962,662	22,434,684

Basic and Diluted Earnings Per Common Share:
Net loss attributable to common shareholders per weighted average common share:
*Continuing operations	$0.07	$0.01	$(0.20)	$(0.21)
*Discontinued operations	(0.15)	(0.03)	(0.25)	(0.14)

Total - Basic and Diluted	$(0.08)	$(0.02)	$(0.45)	$(0.35)

*	Noncontrolling interest expense is allocated between continuing and discontinued operations for the purpose of the EPS calculation.

Noncontrolling Interest of Common and Preferred Units in SLP

At September 30, 2011 and 2010 there were 97,008 and 158,161, respectively, of SLP common operating units outstanding held by the limited partners. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). During the second quarter of 2011, 61,153 shares of common stock were issued in connection with the redemption of 61,153 common operating units. In addition, the 51,035 shares of SLP preferred operating units held by the limited partners, as of September 30, 2011 and 2010 are antidilutive.

Preferred Stock of SHI

There were 803,270 shares of Series A Preferred Stock that remained outstanding at September 30, 2011 and 2010. At September 30, 2011 and 2010 there were 332,500 shares of Series B preferred stock outstanding. There are no convertible provisions for Series A or Series B, therefore, there is no dilutive effect on earnings per share.

Stock Options

The potential common shares represented by outstanding stock options for the three and nine months ended September 30, 2011 and 2010 totaled 215,500 and 166,786 respectively, all of which are antidilutive.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

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

Debt Financing

A summary of the Company’s long term debt as of September 30, 2011 is as follows (dollars in thousands):

Fixed Rate Debt	Balance	Interest Rate	Maturity

Lender
Yorkville	$100	5.50%	10/2011
Great Western Bank	9,882	5.50%	12/2011
GE Capital Corporation	920	5.00%	1/2012
First National Bank	840	5.00%	3/2012
Great Western Bank	9,323	5.50%	5/2012
Greenwich Capital Financial Products	29,810	7.50%	12/2012
Elkhorn Valley Bank	960	5.75%	9/2013
Elkhorn Valley Bank	—	6.50%	4/2014
Citigroup Global Markets Realty Corp	13,118	5.97%	11/2015
Elkhorn Valley Bank	3,092	6.25%	6/2016
GE Capital Corporation	32,404	7.17%	9/2016 - 3/2017
GE Capital Corporation	13,533	7.69%	6/2017
Wachovia Bank	8,786	7.38%	3/2020

Total Fixed Rate Debt	$122,768

Variable Rate Debt

Lender
Wells Fargo	2,220	4.50%	11/2011
Great Western Bank	17,248	5.50%	2/2012
GE Capital Corporation	19,925	3.83%	2/2018
GE Capital Corporation	2,388	4.39%	2/2018

Total Variable Rate Debt	$41,781

Subtotal debt	$164,549

Less: debt associated with hotel properties held for sale	28,175

Total Long-Term Debt	$136,374

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

In January 2011, the Company borrowed $1.95 million from Elkhorn Valley Bank in Norfolk, Nebraska. The note had a maturity date of October 1, 2011, bore interest at 5.9% and was secured by hotels located in Wichita, Kansas and Watertown, South Dakota. The borrowings were used to fund operations. The note was subsequently paid down on May 6, 2011 in connection with the sale of the Wichita, Kansas hotel and refinanced on September 20, 2011, as discussed further below.

In March 2011, covenant waivers and other amendments were obtained for our credit facilities with Great Western Bank and Wells Fargo Bank. These changes were reflected in the notes to our consolidated financial statements included in our Form 10-K for year ended December 31, 2010.

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

On July 28, 2011, we sold a Masters Inn in Charleston, South Carolina (119 rooms) for $3.75 million with no gain or loss on the sale. The proceeds were used to pay down the loan with GE Capital Corporation. Prepayment penalties of $0.4 million have been deferred.

On July 29, 2011, we sold a Masters Inn in Marietta, Georgia (87 rooms) for $1.35 million with no gain or loss on the sale. The funds were used to pay down the loan with GE Capital Corporation. Prepayment penalties of $0.2 million have been deferred.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

On September 20, 2011, the Company refinanced its existing $0.86 million loan with Elkhorn Valley Bank and borrowed an additional $0.1 million, which will be used to reduce the revolving line of credit with Great Western Bank. The $0.96 million note matures on September 15, 2013, bears interest at 5.75% and is secured by a hotel located in Watertown, South Dakota.

On September 30, 2011, the Company sold its corporate office building with a $1.1 million gain. Proceeds of $1.75 million were used to pay off the $0.8 million mortgage with Elkhorn Valley Bank, and the remaining balance was used to reduce the revolving line of credit with Great Western Bank.

On September 30, 2011, the maturity date of the Company’s $2.2 million credit facility with Wells Fargo Bank was extended from September 30, 2011 to November 30, 2011.

At September 30, 2011, the Company had long-term debt of $136.4 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.4 years and a weighted average interest rate of 6.1%. The weighted average fixed rate was 6.8%, and the weighted average variable rate was 4.6%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2011 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2011	$6,717	$9,082	$15,799
2012	21,458	53,856	75,314
2013	—	4,291	4,291
2014	—	3,629	3,629
2015	—	15,286	15,286
Thereafter	—	50,230	50,230

	$28,175	$136,374	$164,549

At September 30, 2011, the Company had $13.6 million of long-term debt associated with assets held for use and debt associated with assets held for sale which matures in 2011 pursuant to the notes and mortgages evidencing such debt. These 2011 maturities consist of:

•	a $9.9 million balance on a term loan with Great Western Bank;

•	a $2.2 million balance on the credit facility with Wells Fargo Bank;

•	a $0.1 million note payable to Yorkville Advisors; and

•	$1.4 million of principal amortization on mortgage loans.

The remaining $2.2 million of debt due in 2011 (as of September 30, 2011), as set forth in the table above, is associated with assets held for sale. This debt matures at the time of sale and is expected to be funded from the proceeds of such sales.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

We are required to comply with certain financial covenants for some of our lenders. As of September 30, 2011, we were in compliance with all of our financial covenants. As a result, we are not in default of any of our loans.

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

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the nine months ended September 30, 2011 and 2010 for share-based compensation related to employees and directors was $28,800 and $24,960, respectively.

Impairment Losses

In accordance with FASB ASC 360-10-35 Property Plant and Equipment – Overall – Subsequent Measurement, the Company analyzes its assets for impairment loss when events or circumstances occur that indicate the carrying amount may not be recoverable. As part of this process, the Company utilizes a two-step analysis to determine whether a trigger event (within the meaning of ASC 360-10-35) has occurred with respect to cash flow of, or a significant adverse change in business climate for, its hotel properties. Quarterly and annually the Company reviews all of its held for use hotels to determine any property whose cash flow or operating performance significantly underperformed from budget or prior year, which the Company has set as a shortfall against budget or prior year as 15% or greater.

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

A trigger event, as described in ASC 360-10-35, occurred in the second quarter of 2011 for one hotel property held for use in which the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. The property

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

was then tested to determine if the carrying amount was recoverable. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment – Overall – Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability, the Company uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition. In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotel were determined by management, based on discussions with our asset management group and our third party management companies. The property was then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment – Overall – Implementation. In this analysis, the Company completed a detailed review of the hotel’s market conditions and future prospects, which incorporated specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. Based on the results of this analysis, it was determined that the Company’s investment in the subject property was not fully recoverable; accordingly, an impairment loss of $2.8 million was recognized.

To determine the amount of impairment loss on the hotel property identified above, in accordance with FASB ASC 360-10-55, the Company calculated the excess of the carrying value of the property in comparison to its fair market value as of June 30, 2011. Based on this calculation, the Company determined a total impairment loss of $2.8 million existed as of June 30, 2011 on the hotel property. Fair market value was determined by multiplying trailing 12 months’ revenue for the property by a revenue multiplier that was determined based on the Company’s experience with hotel sales in the current year as well as available industry information. As the fair market value of the property impaired for the quarter ending June 30, 2011 was determined in part by management estimates, a reasonable possibility exists that future changes to inputs and assumptions could affect the accuracy of management’s estimates and such future changes could lead to recovery of impairment losses or further possible impairment loss in the future.

During the three months ended March 31, 2011 and September 30, 2011, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels.

Income Taxes

The TRS Lessee income tax expense from continuing operations for the three months ended September 30, 2011 and 2010 was $0.2 million and $0.3 million, respectively. The TRS Lessee income tax benefit from continuing operations from the nine months ended September 30, 2011 and 2010 was $0.5 million and $0.2 million, respectively. The TRS Lessee has estimated its income tax benefit using a combined federal and state rate of 38%. As of September 30, 2011, TRS had a deferred tax asset of $5.2 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will begin to expire in 2022 through 2030. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

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

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

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

Noncontrolling Interest in Redeemable Preferred Units

At September 30, 2011, 51,035 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The redemption value for the Preferred OP Units is $0.5 million for September 30, 2011. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. The Preferred OP Units are convertible by the holders into Common operating units (“Common OP Units”) on a one-for-one basis or, pursuant to an extension agreement by the holders, may be redeemed for cash at the option of the holder at $10 per unit on or after October 24, 2011.

Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. Distributions to holders of Preferred OP Units have priority over distributions to holders of Common OP Units. The holders of 39,611 units have elected to have their units redeemed on October 24, 2011. The holders of the remaining 11,424 units elected to extend their right to have their units redeemed until on or after October 24, 2012. These 11,424 units will continue to be carried outside of permanent equity at redemption value.

Noncontrolling Interest Reconciliation of Common and Preferred Units

(in thousands)	Redeemable Noncontrolling Interest	Noncontrolling Interest	Total Noncontrolling Interest
Balance at June 30, 2011	$511	$175	$686
Partner draws	(14)	—	(14)
Noncontrolling interest expense	14	(6)	8

Balance at September 30, 2011	$511	$169	$680

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Equity Reconciliation of Parent and Noncontrolling Interest

(in thousands)	Preferred Shares Par Value	Common Stock Warrants	Common Shares Par Value	Additional Paid-in Capital	Distribution in Excess Accumulated Earnings	Net Shareholders Equity	Noncontrolling Interest in Consolidated Partnerships	Total Equity
Balance at June 30, 2011	$8	$252	$230	$121,572	$(75,025)	$47,037	$175	$47,212

Preferred dividends	—	—	—	—	(369)	(369)	—	(369)
Net loss	—	—	—	—	(1,412)	(1,412)	(6)	(1,418)

Balance at September 30, 2011	$8	$252	$230	$121,572	$(76,806)	$45,256	$169	$45,425

Series B Redeemable Preferred Stock

At September 30, 2011 there were 332,500 shares of 10.0% Series B preferred stock outstanding. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

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

The Series B preferred stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock). The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At September 30, 2011, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Series A Preferred Stock

On December 30, 2005, the Company offered and sold 1,521,258 shares of 8% Series A preferred stock. At September 30, 2011, 803,270 shares of Series A preferred stock remained outstanding. Dividends on the Series A preferred stock are cumulative and payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share.

Common Stock and Warrants

On March 26, 2010, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC. Pursuant to the SEDA, YA Global has agreed to purchase up to $10.0 million (the “Commitment Amount”) of newly issued Company common stock, par value $0.01 per share (“Common Stock”), if notified to do so by the Company in accordance with the terms and conditions of the SEDA. Unless terminated earlier, the SEDA will automatically terminate on the earlier of April 1, 2012 or the date on which the aggregate purchases by YA Global under the SEDA total the Commitment Amount. The amount of Common Stock issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 4,400,464 shares of Common Stock, which is less than 20% of the aggregate number of outstanding shares of Common Stock. The Common Stock is sold pursuant to the Company’s registration statement on Form S-3 (333-147310). No shares were sold under this agreement during the three and nine months ended September 30, 2011.

On May 10, 2010, the Company consummated the private sale of 598,803 shares of its common stock and 299,403 warrants to purchase up to an additional 299,403 shares of the Company’s common stock for aggregate gross proceeds of $1.0 million. The warrants are exercisable for a period of three years from the date of issuance at an exercise price of $2.50.

On March 29, 2011, the Company entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which the Company may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to the Company’s registration statement on Form S-3 (333-170756). During the nine months ended September 30, 2011, the Company sold through JMP, as its agent, an aggregate of 26,725 shares of common stock pursuant to ordinary brokers’ transactions on the Nasdaq Global Market. Gross proceeds were $43,685, commissions to agent were $2,184 and net proceeds to the Company (before expenses) were $41,501. No shares were sold during the three months ended September 30, 2011.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Commitments and Contingencies

Litigation

Various claims and legal proceedings arise in the ordinary course of business and may be pending against the Company and its properties. Based upon the information available, the Company believes that the resolution of any of these claims and legal proceedings should not have a material adverse affect on its consolidated financial position, results of operations or cash flows. Three separate lawsuits were filed against the Company in Jefferson Circuit Court, Louisville, Kentucky; one lawsuit was filed by a plaintiff on June 26, 2008, a second lawsuit was filed by fourteen plaintiffs on December 15, 2008 and a third lawsuit was filed by six plaintiffs on January 16, 2009. The plaintiffs in the three cases, which were consolidated as one action, alleged that as guests at the Company’s hotel in Louisville, Kentucky, they were exposed to carbon monoxide as a consequence of a faulty water heater at the hotel.

Plaintiffs were seeking to recover for damages arising out of physical and mental injury, lost wages, pain and suffering, past and future medical expenses and punitive or exemplary damages. The Company has settled the claims with authorization from its insurers and has recorded a liability for the amount of claims and a receivable reflecting recoverability of the claims from the insurers. At September 30, 2011 all claims were paid (cash or structured settlements) and all settlements related to minors were agreed to by the courts.

On March 25, 2011, Royco Hotels and the Company settled a lawsuit filed by Royco Hotels against the Company. The settlement agreement between the parties provides that the Company will pay an aggregate of $590,000 (of which $195,000 has been paid as of September 30, 2011) in varying amounts of installments through July 1, 2013 to Royco Hotels as financial settlement of the lawsuit and fees owed to Royco Hotels as termination fees for hotels that have been sold.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Results for the three and nine months ended September 30, 2011 are not necessarily indicative of results that may be attained in the future.

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

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of September 30, 2011 we owned 101 hotels in 23 states. Our hotels operate under several national and independent brands.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our significant events for the nine months ended September 30, 2011 include:

•

In January 2011, the Company borrowed $1.95 million from Elkhorn Valley Bank in Norfolk, Nebraska. The note had a maturity date of October 1, 2011, bore interest at 5.9% and was secured by hotels located in Wichita, Kansas and Watertown, South Dakota. The borrowings were used to fund operations. The note was subsequently paid down on May 6, 2011 in connection with the sale of the Wichita, Kansas hotel and refinanced on September 20, 2011, as discussed further below.

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

•

In March 2011, covenant waivers and other amendments were obtained for our credit facilities with Great Western Bank and Wells Fargo Bank. These changes were reflected in the notes to our consolidated financial statements included in our Form 10-K for year ended December 31, 2010.

•

On March 25, 2011, Royco Hotels and the Company settled a lawsuit filed by Royco Hotels against the Company. The settlement agreement between the parties provides that (a) the Company will pay an aggregate of $590,000 in varying amounts of installments through July 1, 2013 to Royco Hotels (of which $195,000 has been paid as of September 30, 2011) as financial settlement of the lawsuit and fees owed to Royco Hotels as termination fees for hotels that have been sold, (b) Royco Hotels will permit the Company and new managers access to certain Royco Hotels employees and waive any prohibitions under the management agreement with respect to such access, and (c) the management agreement will be terminated effective May 31, 2011.

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

•

On July 29, 2011, we sold a Masters Inn in Marietta, Georgia (87 rooms) for $1.35 million. The funds were used to pay down the loan with GE Capital Corporation. Prepayment penalties of $0.2 million have been deferred.

•

On September 20, 2011, the Company refinanced its existing $0.86 million loan with Elkhorn Valley Bank and borrowed an additional $0.1 million, which was used to reduce the revolving line of credit with Great Western Bank. The $0.96 million note matures on September 15, 2013, bears interest at 5.75% and is secured by a hotel located in Watertown, South Dakota.

•

On September 30, 2011, the Company sold its corporate office building. Proceeds of $1.75 million were used to pay off the $0.8 million mortgage with Elkhorn Valley Bank, and the remaining balance was used to reduce the revolving line of credit with Great Western Bank.

•	On September 30, 2011, the maturity date of the Company’s $2.2 million credit facility with Wells Fargo Bank was extended from September 30, 2011 to November 30, 2011.

On September 21, 2011, we received a notice from The NASDAQ Stock Market stating that the minimum bid price of our common stock was below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with Marketplace Rule 5450(a)(1). The notification letter has no effect at this time on the listing of our common stock on The NASDAQ Global Market. Our common stock will continue to trade on The NASDAQ Global Market under the symbol SPPR.

The notification letter states that the we will be afforded 180 calendar days, or until March 19, 2012, to regain compliance with the minimum closing bid requirement. In accordance with Marketplace Rule 5810(c)(3)(a), we can regain compliance if the closing bid price of our common stock meets or exceeds $1.00 per share for at least 10 consecutive business days.

If we do not regain compliance by March 19, 2012, NASDAQ will provide written notification to us that our securities are subject to delisting. In the event we do not regain compliance by March 19, 2012, we may be eligible for an additional 180 calendar day grace period if we meet the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market.

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

As of September 30, 2011, we owned 101 limited service hotels. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Hospitality Management Advisors Inc. (“HMA”), Strand Development Company LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”), and HLC Hotels Inc. (“HLC”). HLC is the manager of 8 of our hotels. Royco Hotels, Inc. previously managed 95 of our hotels (two of which were subsequently sold) until May 31, 2011.

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

Each of HMA, Strand and Kinseth receive a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel income and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes). Refer to “Net Operating Income” for a discussion of NOI and a reconciliation of NOI to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes, a GAAP measurement.

HLC receives management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels. On August 9, 2011, the management agreement with HLC was extended for a period of two years.

Overview of Discontinued Operations

The condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 include the results of operations for the 20 hotels classified as held for sale at September 30, 2011, as well as all properties that have been sold during 2011 and 2010 in accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations.

The assets held for sale at September 30, 2011 and 2010 are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of September 30, 2011 remain properly classified in accordance with ASC 205-20.

Where the carrying value of an asset held for sale exceeded the estimated fair value, net of selling costs, we reduced the carrying value and recorded an impairment loss. Level 3 inputs were used during the three months ended March 31, 2011 to determine an impairment loss of $0.3 million on seven hotels held for sale and $0.2 million on two hotels subsequently sold. The Company also recorded a recovery of $25,000 of previously recorded impairment loss on one hotel at the time of sale. During the three months ended June 30, 2011 a $2.1 million impairment loss was recorded on 11 hotels held for sale and $10,000 on one hotel subsequently sold. In addition, the Company recorded recovery of previously recorded impairment losses on two hotels in the amount of $0.1 million. During the three months ended September 30, 2011, the Company recorded $2.7 million of impairment loss on fourteen held for sale hotels. In addition, the Company recorded recoveries of previously recorded impairment losses of $64,000 on two hotels at the time of sale and $56,000 on one held for sale hotel for which fair values exceeded management’s previous estimates. Total impairment loss on held for sale and subsequently sold properties for the nine months ending September 30, 2011 was $5.0 million. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales.

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

General

The discussion that follows is based primarily on the condensed consolidated financial statements of the three and nine months ended September 30, 2011 and 2010, and should be read along with the condensed consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s 101 and 111 hotels as of September 30, 2011 and 2010, respectively.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Results of Operations

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010

Operating results are summarized as follows (in thousands):

	Three months ended September 30, 2011			Three months ended September 30, 2010			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$23,428	$4,323	$27,751	$23,533	$5,927	$29,460	$(105)
Hotel and property operations expenses	(16,983)	(4,062)	(21,045)	(16,706)	(5,294)	(22,000)	(277)
Interest expense	(2,155)	(1,307)	(3,462)	(2,290)	(721)	(3,011)	135
Depreciation and amortization expense	(2,337)	(83)	(2,420)	(2,598)	(310)	(2,908)	261
General and administrative expenses	(906)	—	(906)	(782)	(27)	(809)	(124)
Net gain (loss) on dispositions of assets	1,139	(13)	1,126	(13)	59	46	1,152
Other income	2	—	2	31	—	31	(29)
Impairment loss	—	(2,561)	(2,561)	(274)	(659)	(933)	274
Income tax (expense) benefit	(173)	284	111	(274)	307	33	101

Net income (loss)	$2,015	$(3,419)	$(1,404)	$627	$(718)	$(91)	$1,388

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, decreased $0.1 million or 0.4%, which was primarily due to decreased occupancy, partially offset by increased average daily rate (“ADR”). We refer to our entire portfolio as limited service hotels which we further describe as midscale hotels, economy hotels and extended stay hotels. The same store portfolio used for comparison of the third quarter of 2011 over the same period of 2010 consists of the 81 hotels in continuing operations that were owned by the Company as of July 1, 2010. Compared to the year ago period, ADR for the entire 81 same store hotel portfolio increased 3.9% to $53.30 and revenue per available room (“RevPAR”) decreased 0.5% to $36.22. The occupancy for all same store hotels for the three months ended September 30, 2011 decreased 4.2% from that of the year ago period. Our 28 same store midscale hotels reflected an ADR increase of 2.4% to $70.39, a decrease in occupancy of 2.4% and a RevPAR decrease of 0.1% to $47.69 for the third quarter of 2011 over the same period of 2010. Our 46 same store economy hotels reflected an ADR increase of 4.0% to $52.36, a 4.3% decrease in occupancy and a RevPAR decrease of 0.5% to $35.24 for the third quarter of 2011 over the same period of 2010. Occupancy for the seven same store extended stay properties dropped 7.2%, and RevPAR was down 3.4% to $16.98. This was partially offset by an ADR increase of 4.2% to $24.08.

During the third quarter of 2011, hotel and property operations expenses from continuing operations rose $0.3 million to $17.0 million, due primarily to increased cost of payroll, breakfast and room supplies.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations decreased $0.1 million to $2.2 million for the quarter. Depreciation and amortization expense from continuing operations decreased $0.3 million from the third quarter of 2010 to $2.3 million. The general and administrative expense for the 2011 third quarter increased $0.1 million compared to the prior period.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Impairment loss

For the third quarter of 2011, we recorded an impairment loss of $2.7 million on 14 of the 20 hotels classified as held for sale. Impairment recovery totaling $0.1 million was taken on two properties sold in the third quarter and one property held for sale. In the third quarter of 2010, $0.8 million of impairment loss was taken against five hotels which are currently held for sale, and an impairment loss of $0.3 million was charged against a hotel held for use. A recovery of impairment totalling $0.3 million was taken on one property held for sale, and a net impairment loss of $0.1 million was taken on two properties which were subsequently sold.

Dispositions

In the third quarter of 2011, we recognized a $1.1 million gain on the disposition of assets related to the sale of the office building in Norfolk, Nebraska. Two hotels were sold this quarter with no gain or loss. In the third quarter of 2010, we recognized a net gain of $0.1 million on the disposition of assets related to the sale of a Super 8 in Parsons, Kansas, offset by losses incurred on the disposition of furniture, fixtures, and equipment in the normal course of operations.

Income Tax Benefit

The income tax expense from continuing operations is related to the taxable income from our taxable subsidiary, the TRS Lessee. Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax expense is a result of TRS Lessee’s income for the three months ended September 30, 2011. The income tax will vary based on the taxable earnings or loss of the TRS Lessee.

The income tax expense from continuing operations was $0.2 million compared with an expense of $0.3 million in the year ago period, due to decreased income by the TRS Lessee.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

Operating results are summarized as follows (in thousands):

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
							Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$61,919	$14,154	$76,073	$61,804	$17,699	$79,503	$115
Hotel and property operations expenses	(46,816)	(12,756)	(59,572)	(45,886)	(15,826)	(61,712)	(930)
Interest expense	(6,886)	(2,540)	(9,426)	(6,926)	(2,215)	(9,141)	40
Depreciation and amortization expense	(7,187)	(497)	(7,684)	(7,920)	(1,039)	(8,959)	733
General and administrative expenses	(3,011)	(50)	(3,061)	(2,582)	(49)	(2,631)	(429)
Net gain (loss) on dispositions of assets	1,126	335	1,461	(47)	560	513	1,173
Other income	107	—	107	92	—	92	15
Impairment loss	(2,801)	(5,022)	(7,823)	(2,421)	(3,228)	(5,649)	(380)
Termination cost	(540)	—	(540)	—	—	—	(540)
Income tax benefit	486	752	1,238	184	1,017	1,201	302

Net income (loss)	$(3,603)	$(5,624)	$(9,227)	$(3,702)	$(3,081)	$(6,783)	$99

Revenues and Operating Expenses

Revenues from continuing operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, increased $0.1 million or 0.2%, reflecting an increase in average daily rate (“ADR”), largely offset by decreased occupancy rates. The same store portfolio used for comparison of the nine months of 2011 over the same period of 2010 consists of the 81 hotels in continuing operations that were owned by the Company as of January 1, 2010. Our 28 same store midscale hotels

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

reflected an ADR increase of 3.3% to $67.98, a decrease in occupancy of 3.8% and a revenue per available room (“RevPAR”) decrease of 0.6% to $41.62. Our 46 same store economy hotels reflected an ADR increase of 3.1% to $50.18, a 2.1% decrease in occupancy and a RevPAR increase of 1.0% to $31.15 for the first nine months of 2011 over the same period of 2010. Our seven same store extended stay properties reflected an ADR increase of 1.9% to $23.76, a decline in occupancy of 2.4% and a RevPAR decrease of 0.4% to $17.45. During the first nine months of 2011 compared to the year ago period, ADR for the entire 81 same store hotel portfolio increased 2.9% to $50.67 and RevPAR increased 0.2% to $32.24. The occupancy for all same store hotels for the nine months ended September 30, 2011 decreased 2.8% from that of the year ago period.

During the nine months ended September 30, 2011, hotel and property operations expenses from continuing operations increased $0.9 million. The primary drivers of the increase include payroll related expenses, breakfast, utilities and room supplies.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations stayed essentially flat at $6.9 million for the nine months ended September 30, 2011 compared to the year ago period. The depreciation and amortization expense from continuing operations decreased $0.7 million for the nine months ended September 30, 2011 compared to the year ago period. The general and administrative expense from continuing operations for the same period increased $0.4 million. This variance was caused by various charges related to the new management companies, increased legal fees and salaries, and additional administrative costs.

Impairment loss

During the nine months ending September 30, 2011, we recorded impairment losses of $5.3 million on seventeen hotels classified as held for sale or subsequently sold. There was recovery of $0.2 million of previously recorded impairment losses on four properties sold during the first three quarters. There was also recovery of $56,000 of previously recorded impairment losses on one held for sale property as a result of market changes. There was an impairment loss of $2.8 million taken against a hotel classified as held for use. In 2010, an impairment loss of $2.7 million was taken against nine properties which are currently held for sale. There was a recovery of $0.3 million of impairment loss for one of the properties. Two properties currently held for use were charged with $2.4 million of impairment loss, and five properties subsequently sold were charged with $0.8 million of impairment loss.

Termination cost

Termination cost reflects financial settlement fees directly related to the Company’s termination of Royco Hotels. The one time charge of $0.5 million reflects settlement of the lawsuit filed by Royco Hotels against the Company.

Dispositions

During the nine months ended September 30, 2011, the Company sold its interests in five hotels, recognizing gains of approximately $0.4 million on one property. In the same period of 2010, the Company sold four hotels, recognizing gains of approximately $620,000 on the properties partially offset by $60,000 of losses incurred on the disposition of furniture, fixtures and equipment in the normal course of operations.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from the TRS Lessee. The tax benefit is a result of TRS Lessee’s losses for the nine months ended September 30, 2011 and the year ago period. The income tax benefit will vary based on the taxable losses of the TRS Lessee.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The income tax benefit from continuing operations increased by approximately $0.3 million during the nine months ended September 30, 2011 compared to the year ago period, due to an increased loss by the TRS Lessee for the same period.

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

The Company’s operating performance, as well as its liquidity position, has been and continues to be negatively affected by recent economic conditions, many of which are beyond our control. The Company anticipates that these adverse economic conditions may improve somewhat over the next year; however, in addition to our operating performance, the other sources described below will be essential to our liquidity and financial position.

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

The following are the expected actual and potential sources of liquidity, which if realized we currently believe will be sufficient to fund our near-term obligations:

•	Cash and cash equivalents;

•	Cash generated from operations;

•	Proceeds from asset dispositions;

•	Proceeds from additional secured or unsecured debt financings; and/or

•	Proceeds from public or private issuances of debt or equity securities.

The Company has significant indebtedness maturing over the next several months, including the following loans with Great Western Bank: a $9.9 million term loan maturing December 5, 2011, a $20 million revolving credit facility maturing February 22, 2012 and a $9.3 million term loan maturing May 5, 2012. If we are not successful in negotiating the refinancing of this debt, or finding alternate sources of financing in a difficult borrowing environment, we will be unable to meet the Company’s near-term liquidity requirements.

These above sources are essential to our liquidity and financial position, and we cannot assure you that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate cash from these sources, we may have liquidity-related capital shortfalls and will be exposed to default risks. The significant issues with access to the liquidity sources identified above could lead to our insolvency.

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The 20 properties held for sale as of September 30, 2011 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

We are actively marketing the 20 properties held for sale, which we anticipate will result in the elimination of an estimated $28.2 million of debt. We continue to have interest from potential buyers in our 20 held for sale

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

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

As our debt matures, our principal payment obligations also present significant future cash requirements. We expect lenders will continue to maintain tight lending standards, which could make it more difficult for us to obtain future revolving credit facilities on terms similar to the terms of our current revolving credit facilities or to obtain long-term financing on favorable terms or at all. We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and deteriorating economic conditions. Historically, extending or refinancing loans has required the payment of certain fees to, and expenses of, the applicable lenders. Any future extensions or refinancing will likely require increased fees due to tightened lending practices. These fees and cash flow restrictions will affect our ability to fund other liquidity uses. In addition, the terms of the extensions or refinancing may include operational and financial covenants significantly more restrictive than our current debt covenants.

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

The Company has significant indebtedness maturing over the next several months, including the following loans with Great Western Bank: a $9.9 million term loan maturing December 5, 2011, a $20 million revolving credit facility maturing February 22, 2012 and a $9.3 million term loan maturing May 5, 2012. If we are not successful in negotiating the refinancing of this debt, or finding alternate sources of financing in a difficult borrowing environment, we will be unable to meet the Company’s near-term liquidity requirements.

The Company did not declare a common stock dividend for the three months ended September 30, 2011. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy. The Company intends to continue to meet its dividend requirements to retain its REIT status.

Sources and Uses of Cash

At September 30, 2011 available cash was $0.3 million and the Company’s available borrowing capacity on the Great Western Bank revolver was $2.8 million. In the fourth quarter the Company projects that in addition to operating expenses and preferred dividend payments the company will need cash to cover principal and interest payments of $4.3 million, capital expenditures of $1.2 million, scheduled settlement payments to Royco Hotels of $45,000 and redemption of the preferred operating units which occurred in October 2011 for $0.4 million. The operating cash flow, proceeds from anticipated property sales of $0.4 million (of which the cash inflows are not assured at this time) and available line of credit are projected to be insufficient to cover $2 million of projected fourth quarter, near term expenses. If the Company does not obtain at least $2 million of additional financing before the end of the year, and there can be no assurance that the Company will be successful in obtaining such financing, or that the terms to secure a refinancing of indebtedness with Great Western Bank reduces or eliminates the borrowing capacity on the Great Western revolver, the Company would likely not be able to meet its near-term liquidity requirements.

To meet near and long term cash needs the Company needs to secure $5 million of additional financing. Our remaining borrowing capacity from the Great Western Bank is projected to be a $2 million shortfall at December 31, 2011, or a $3 million available line if the additional financing of $5 million is secured before the end of 2011.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Financing

On March 29, 2011, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which we may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to our registration statement on Form S-3 (333-170756). During the nine months ended September 30, 2011, we sold, through JMP, as our agent, an aggregate of 26,725 shares of common stock pursuant to ordinary brokers’ transactions on the Nasdaq Global Market. Gross proceeds were $43,685.23, commissions to agent were $2,184.26 and net proceeds to us (before expenses) were $41,500.97. No shares were sold during the three months ended September 30, 2011.

On March 26, 2010, we entered into a standby equity distribution agreement with YA Global Master SPV Ltd., or YA Global, for the offer and sale of up to $10 million of shares of our common stock at a price per share determined in accordance with the agreement. The common stock will be sold pursuant to our registration statement on Form S-3 (333-170756). No shares were sold under this agreement during the nine months ended September 30, 2011.

At September 30, 2011, the Company had long-term debt of $136.4 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.4 years and a weighted average interest rate of 6.1%. The weighted average fixed rate was 6.8%, and the weighted average variable rate was 4.6%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2011 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2011	$6,717	$9,082	$15,799
2012	21,458	53,856	75,314
2013	—	4,291	4,291
2014	—	3,629	3,629
2015	—	15,286	15,286
Thereafter	—	50,230	50,230

	$28,175	$136,374	$164,549

At September 30, 2011, the Company had $13.6 million of long-term debt associated with assets held for use and debt associated with assets held for sale which matures in 2011 pursuant to the notes and mortgages evidencing such debt. These 2011 maturities consist of:

•	a $9.9 million balance on a term loan with Great Western Bank;

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

•	a $2.2 million balance on the credit facility with Wells Fargo Bank;

•	a $0.1 million note payable to Yorkville Advisors; and

•	$1.4 million of principal amortization on mortgage loans.

The remaining $2.2 million of debt due in 2011 (as of September 30, 2011), as set forth in the table above, is associated with assets held for sale. This debt matures at the time of sale and is expected to be funded from the proceeds of such sales.

The key financial covenants for certain of our loan agreements and compliance calculations as of September 30, 2011 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement). As of September 30, 2011, we were in compliance with the financial covenants. As a result, we are not in default of any of our loans.

(dollars in thousands)
Great Western Bank Covenants	September 30, 2011 Requirement	September 30, 2011 Calculation
Consolidated debt service coverage ratio calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		(13,046)
Net adjustments per loan agreement		33,399

Adjusted NOI per loan agreement (A)		$20,353

Interest expense per financial statements - continuing operations		9,579
Interest expense per financial statements - discontinued operations		2,931

Total Interest expense per financial statements		$12,510
Net adjustments per loan agreement		6,574

Debt service per loan agreement		$19,084

Consolidated debt service coverage ratio		1.07:1

*	Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(dollars in thousands)
Great Western Bank Covenants	September 30, 2011 Requirement	September 30, 2011 Calculation
Loan-specific debt service coverage ratio calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		(13,046)
Net adjustments per loan agreement		16,797

Adjusted NOI per loan agreement (A)		$3,751

Interest expense per financial statements - continuing operations		9,579
Interest expense per financial statements - discontinued operations		2,931

Total Interest expense per financial statements		$12,510
Net adjustments per loan agreement		(8,994)

Debt service per loan agreement		$3,516

Loan-specific debt service coverage ratio		1.07:1

*	Calculations based on prior four quarters

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

Wells Fargo Bank Covenants	September 30, 2011 Requirement	September 30, 2011 Calculation
Consolidated loan to value ratio calculated as follows:	≤85.0%

Loan Balance (A) / Value (B)
Loan Balance (A)		$164,549

Value (B)		211,707

Consolidated loan to value ratio		77.7%

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	$(13,046)	$(13,046)
(dollars in thousands)
Wells Fargo Bank Covenants	September 30, 2011 Requirement	September 30, 2011 Calculation
Consolidated Tangible Net Worth calculated as follows:	>$50 million
Consolidated shareholder equity (A) - Intangible assets (B)
Total shareholders’ equity per financial statements		$45,256
Redeemable noncontrolling interest per financial statements		511

Noncontrolling interest in consolidated partnership		169
Redeemable preferred stock per financial statements		7,662

Consolidated shareholder equity (A)		$53,598
Intangible assets (B)		0

Consolidated tangible net worth		$53,598

	$(13,046)	$(13,046)
Wells Fargo Bank Covenants	September 30, 2011 Requirement	September 30, 2011 Calculation
Consolidated fixed charge coverage ratio calculated as follows: *	≥0.80:1 before preferred dividends

EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(13,046)

Net adjustments per loan agreement		30,349

EBITDA per loan agreement (A)		$17,303

Interest expense per financial statements - continuing operations		$9,579
Interest expense per financial statements - discontinued operations		2,931

Total interest expense per financial statements		$12,510

Net adjustments per loan agreement		6,009

Fixed charges per loan agreement (B)		$18,519

Consolidated fixed charge coverage ratio		0.93:1

*	Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(dollars in thousands)
Wells Fargo Bank Covenants	September 30, 2011 Requirement	September 30, 2011 Calculation
Consolidated fixed charge coverage ratio calculated as follows: *	≥0.75:1 after preferred dividends

EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(13,046)

Net adjustments per loan agreement		30,349

EBITDA per loan agreement (A)		$17,303

Interest expense per financial statements - continuing operations		$9,579
Interest expense per financial statements - discontinued operations		2,931

Total interest expense per financial statements		$12,510

Net adjustments per loan agreement		7,482

Fixed charges per loan agreement (B)		$19,992

Consolidated fixed charge coverage ratio		0.87:1

*	Calculations based on prior four quarters

Our credit facility with Wells Fargo Bank was amended on May 27, 2011 to (a) provide for the release of the Sleep Inn located in Omaha, Nebraska from the collateral portfolio upon a principal payment of $2.5 million and (b) decrease the required monthly principal payments from $75,000 to $50,000. On September 30, 2011, the maturity date of the credit facility was extended from September 30, 2011 to November 30, 2011.

GE Covenants	September 30, 2011 Requirement	September 30, 2011 Calculation
Loan-specific total adjusted EBITDA calculated as follows: *	≥$3.9 million
Net loss per financial statements		(13,046)
Net adjustments per loan agreement		18,062

Loan-specific total adjusted EBITDA		$5,016

*	Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(dollars in thousands)
GE Covenants	September 30, 2011 Requirement	September 30, 2011 Calculation
Consolidated debt service coverage ratio calculated as follows: *	≥1.05:1
Adjusted EBITDA (A) / Debt service (B)
Net loss per financial statements		(13,046)
Net adjustments per loan agreement		33,766

Adjusted EBITDA per loan agreement (A)		$20,720

Interest expense per financial statements - continuing operations		9,579
Interest expense per financial statements - discontinued operations		2,931

Total interest expense per financial statements		$12,510

Net adjustments per loan agreement		6,009
Debt service per loan agreement (B)		18,519

Consolidated debt service coverage ratio		1.12:1

*	Calculations based on prior four quarters

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

A summary of the Company’s long term debt as of September 30, 2011 is as follows (in thousands):

Fixed Rate Debt	Balance	Interest Rate	Maturity

Lender
Yorkville	$100	5.50%	10/2011
Great Western Bank	9,882	5.50%	12/2011
GE Capital Corporation	920	5.00%	1/2012
First National Bank	840	5.00%	3/2012
Great Western Bank	9,323	5.50%	5/2012
Greenwich Capital Financial Products	29,810	7.50%	12/2012
Elkhorn Valley Bank	960	5.75%	9/2013
Elkhorn Valley Bank	—	6.50%	4/2014
Citigroup Global Markets Realty Corp	13,118	5.97%	11/2015
Elkhorn Valley Bank	3,092	6.25%	6/2016
GE Capital Corporation	32,404	7.17%	9/2016 - 3/2017
GE Capital Corporation	13,533	7.69%	6/2017
Wachovia Bank	8,786	7.38%	3/2020

Total Fixed Rate Debt	$122,768

Variable Rate Debt

Lender
Wells Fargo	2,220	4.50%	11/2011
Great Western Bank	17,248	5.50%	2/2012
GE Capital Corporation	19,925	3.83%	2/2018
GE Capital Corporation	2,388	4.39%	2/2018

Total Variable Rate Debt	$41,781

Subtotal debt	$164,549

Less: debt associated with hotel properties held for sale	28,175

Total Long-Term Debt	$136,374

In January 2011, the Company borrowed $1.95 million from Elkhorn Valley Bank in Norfolk, Nebraska. The note had a maturity date of October 1, 2011, bore interest at 5.9% and was secured by hotels located in Wichita, Kansas and Watertown, South Dakota. The borrowings were used to fund operations. The note was subsequently paid down on May 6, 2011 in connection with the sale of the Wichita, Kansas hotel and refinanced on September 20, 2011, as discussed further below.

In March 2011, covenant waivers and other amendments were obtained for our credit facilities with Great Western Bank and Wells Fargo Bank. These changes were reflected in the notes to our consolidated financial statements included in our Form 10-K for year ended December 31, 2010.

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

On September 20, 2011, the Company refinanced its existing $0.86 million loan with Elkhorn Valley Bank and borrowed an additional $0.1 million, which will be used to reduce the revolving line of credit with Great Western Bank. The $0.96 million note matures on September 15, 2013, bears interest at 5.75% and is secured by a hotel located in Watertown, South Dakota.

On September 30, 2011, the Company sold its corporate office building with a $1.1 million gain. Proceeds of $1.75 million were used to pay off the $0.8 million mortgage with Elkhorn Valley Bank, and the remaining balance was used to reduce the revolving line of credit with Great Western Bank.

On September 30, 2011, the maturity date of the Company’s $2.2 million credit facility with Wells Fargo Bank was extended from September 30, 2011 to November 30, 2011.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Redemption of Noncontrolling Preferred and Common Operating Partnership Units

At September 30, 2011, Supertel Limited Partnership had 51,035 preferred operating units (“Preferred OP Units”) outstanding. The redemption value for the Preferred OP Units is $0.5 million for September 30, 2011. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. The Preferred OP Units are convertible by the holders into Common operating units (“Common OP Units”) on a one-for-one basis or, pursuant to an extension agreement by the holders, may be redeemed for cash at the option of the holder at $10 per unit on or after October 24, 2011. There were no Preferred OP Units redeemed during the nine months ending September 30, 2011.

The holders of 39,611 units elected to have their units redeemed on October 24, 2011. The holders of the remaining 11,424 units elected to extend their right to have their units redeemed until on or after October 24, 2012. These 11,424 units will continue to be carried outside of permanent equity at redemption value. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. Distributions to holders of Preferred OP Units have priority over distributions to holders of Common OP Units.

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

Contractual Commitments

Below is a summary of certain obligations that will require capital (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$161,694	$11,642	$69,115	$26,815	$54,122
Land leases	5,204	27	219	225	4,733
Other	923	448	475	—	—

Total contractual obligations	$167,821	$12,117	$69,809	$27,040	$58,855

The column titled Less than 1 Year represents payments due for the balance of 2011. Long-term debt includes debt on properties classified in continuing operations. The debt related to properties held for sale (and expected to be sold in the next 12 months, with the respective debt paid) of $28.2 million is not included in the table above.

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

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The carrying value and estimated fair value of the Company’s debt as of September 30, 2011 and December 31, 2010 are presented in the table below:

	Carrying Value		Estimated Fair Value
(in thousands)
	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Continuing operations	$136,374	$138,191	$140,854	$142,040
Discontinued operations	28,175	36,819	29,646	38,821

Total	$164,549	$175,010	$170,500	$180,861

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

Key Performance Indicators

Funds from Operations

The Company’s funds from operations (“FFO”) for the three and nine months ended September 30, 2011 was $(0.5) million, and $(4.1) million, respectively, representing a decrease of $2.9 million and $4.7 million from FFO reported for the three and nine months ended September 30, 2010, respectively. FFO without impairment, a non-cash item, (“FFO without impairment”) for the three and nine months ended September 30, 2011 was $2.1 million and $3.7 million, respectively, representing a decrease of $1.2 million and $2.5 million from the three and nine months ended September 30, 2010, respectively. FFO is reconciled to net loss as follows (in thousands):

	Three months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Net loss attributable to common shareholders	$(1,781)	$(472)	$(10,327)	$(7,883)
Depreciation and amortization	2,420	2,908	7,684	8,959
Net gain on disposition of assets	(1,126)	(46)	(1,461)	(513)

FFO available to common shareholders	(487)	2,390	(4,104)	563

Impairment	2,561	933	7,823	5,649

FFO without impairment, a non-cash item	$2,074	$3,323	$3,719	$6,212

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

To arrive at FFO without impairment, we adjust FFO available to common shareholders, to exclude the following items:

(i) impairment losses on hotel properties that we have sold or expect to sell, included in discontinued operations; and

(ii) impairment losses on hotel properties classified as held for use.

We believe that these items are driven by factors relating to the fundamental disruption in the global financial and real estate markets, rather than factors specific to the company or the performance of our properties or investments.

The impairment losses on hotel properties that were recognized in 2009 and 2010 were primarily based on valuations of hotels, which had declined due to market conditions that we no longer expected to hold for long-term investment, and/or for which we have reduced our prior expected holding periods. In order to enhance liquidity, we have declared certain properties as held for sale and may declare other properties held for sale. To the extent these properties are expected to be sold at a loss, we record an

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

impairment loss when the loss is known. We have recognized certain of these impairment losses in several quarters in 2009 and 2010 and in the nine months ending September 30, 2011, and we believe it is reasonably likely that we will recognize similar charges and recovery in the near future.

However, we believe that as the financial markets stabilize, the potential for impairment losses on our hotel properties will diminish. We believe FFO without impairment provides investors with an additional measure to evaluate our operating performance as we emerge from this period of fundamental disruption in the global financial and real estate markets.

We analyze our operating performance primarily by revenues from our hotel properties, net of operating, administrative and financing expenses which are not directly impacted by short term fluctuations in the market value of our hotel properties. As a result, although these non-cash impairment losses have had a material impact on our financial results and are reflected in our financial statements, the removal of the effects of these items allows us to better understand the core operating performance of our properties.

Net Operating Income

Net operating income (“NOI”) is one of the performance indicators the Company uses to assess and measure operating results. The Company believes that NOI is a useful additional measure of operating performance of its hotels because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense. NOI is also an important performance measure used to determine the amount of the management fees paid by the Company to the operators of its hotels. The Company’s NOI for the three and nine months ended September 30, 2011 was $9.6 million and $25.1 million, respectively, representing a decrease of $1.1 million and $1.9 million over the prior year’s results. NOI is a non-GAAP measure, and is not necessarily indicative of available earnings and should not be considered an alternative to Earnings Before Net Gain (Loss) on Dispositions of Assets. NOI is reconciled to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes as follows (in thousands):

(unaudited)	Three months ended September 30		Nine months ended December 31
	2011	2010	2011	2010
Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense, and Income Taxes	$3,202	$3,447	$4,365	$5,416
Add back:
Termination Cost	—	—	540	—
General And Administrative	906	782	3,011	2,582
Depreciation and Amortization	2,337	2,598	7,187	7,920
Hotel Operating Revenue - discontinued	4,323	5,927	14,154	17,699
Hotel Operating Expenses - discontinued	(4,062)	(5,294)	(12,756)	(15,826)
Other Expenses *	2,884	3,208	8,600	9,233

NOI	$9,590	$10,668	$25,101	$27,024

*	Other Expenses include both continuing and discontinued operations for Management Fees, Bonus Wages, Insurance, Real Estate and Personal property taxes, and miscellaneous expenses.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Property Operating Income

Property Operating Income (“POI”) is a non-GAAP financial measure, and should not be considered as an alternative to loss from continuing operations or loss from discontinued operations, net of tax. The Company believes that the presentation of hotel property operating results (POI) is helpful to investors, and represents a more useful description of its core operations, as it better communicates the comparability of its hotels’ operating results for all of the company’s hotel properties.

The Company’s POI from continuing operations for the three and nine months ended September 30, 2011, was $6.4 million and $15.1 million, respectively, representing a decrease of $0.4 million and $0.8 million over the prior year’s results. POI from continuing operations is reconciled to income (loss) from continuing operations as follows (unaudited – in thousands):

Reconciliation of income (loss) from continuing operations to POI - continuing operations:	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income (loss) from continuing operations	$2,015	$627	$(3,603)	$(3,702)
Depreciation and amortization	2,337	2,598	7,187	7,920
Net (gains) loss on disposition of assets	(1,139)	13	(1,126)	47
Other income	(2)	(31)	(107)	(92)
Interest expense	2,155	2,290	6,886	6,926
General and administrative expense	906	782	3,011	2,582
Termination cost	—	—	540	—
Income tax (benefit) expense	173	274	(486)	(184)
Impairment losses	—	274	2,801	2,421

POI - continuing operations	$6,445	$6,827	$15,103	$15,918

POI from discontinued operations for the three and nine months ended September 30, 2011, was $0.3 million and $1.4 million, respectively, representing a decrease of $0.4 million and $0.5 million over the prior year’s results. POI from discontinued operations is reconciled to loss from discontinued operations, net of tax, as follows (unaudited – in thousands):

Reconciliation of loss from discontinued operations, net of tax to POI - discontinued operations:	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Loss from discontinued operations, net of tax	$(3,419)	$(718)	$(5,624)	$(3,081)
Depreciation and amortization from discontinued operations	83	310	497	1,039
Net (gain) loss on disposition of assets from discontinued operations	13	(59)	(335)	(560)
Interest expense from discontinued operations	1,307	721	2,540	2,215
General and administrative expense from discontinued operations	—	27	50	49
Impairment losses from discontinued operations	2,561	659	5,022	3,228
Income tax benefit from discontinued operations	(284)	(307)	(752)	(1,017)

POI - discontinued operations	$261	$633	$1,398	$1,873

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy, by region, for the three months ended September 30, 2011 and 2010, respectively. The comparisons of same store operations (excluding Held for Sale hotels) are for 81 hotels* owned as of July 1, 2010.

		Three months ended September 30, 2011				Three months ended September 30, 2010
Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$44.27	80.9%	$54.70	214	$42.56	82.0%	$51.87
West North Central	2,273	34.28	66.0%	51.93	2,273	33.10	66.8%	49.52
East North Central	1,029	44.77	66.4%	67.41	1,029	47.76	73.8%	64.75
Middle Atlantic	142	50.60	83.1%	60.92	142	50.03	82.8%	60.42
South Atlantic	2,233	31.79	69.6%	45.66	2,233	31.70	73.2%	43.28
East South Central	708	40.56	65.3%	62.06	708	41.08	66.5%	61.77
West South Central	225	30.28	64.5%	46.93	225	35.55	73.3%	48.52

Total Same Store	6,824	$36.22	68.0%	$53.30	6,824	$36.41	71.0%	$51.31

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

*	The following properties have been moved from the same store portfolio during the reporting period and classified as held for sale:

Shreveport, LA, Days Inn

Omaha (Aksarben), NE, Super 8

Antigo, WI, Super 8

Columbus, NE, Super 8

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The following table presents our RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended September 30, 2011 and 2010, respectively. The comparisons of same store operations (excluding Held for Sale hotels) are for 81 hotels owned as of July 1, 2010.

		Three months ended September 30, 2011				Three months ended September 30, 2010
Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale
Comfort Inn/ Comfort Suites	1,559	$48.84	69.9%	$69.87	1,559	$48.29	71.4%	$67.66
Hampton Inn	135	60.79	75.3%	80.75	135	54.34	71.4%	76.15
Sleep Inn	153	31.50	51.8%	60.82	153	31.45	51.2%	61.45
Quality Inn	173	46.48	61.5%	75.52	173	55.22	69.3%	79.73
Other Midscale (1)	127	40.92	61.2%	66.82	127	43.12	66.2%	65.12

Total Midscale	2,147	$47.69	67.8%	$70.39	2,147	$47.72	69.5%	$68.71

Economy
Days Inn	722	37.38	68.1%	54.89	722	40.15	72.7%	55.22
Super 8	2,776	34.11	67.2%	50.77	2,776	33.76	69.9%	48.28
Other Economy (2)	81	54.77	63.7%	85.98	81	49.49	62.8%	78.82

Total Economy	3,579	$35.24	67.3%	$52.36	3,579	$35.40	70.3%	$50.34

Total Midscale/Economy	5,726	$39.91	67.5%	$59.15	5,726	$40.02	70.0%	$57.18

Economy Extended Stay (3)	1,098	16.98	70.5%	24.08	1,098	17.58	76.0%	23.12

Total Same Store	6,824	$36.22	68.0%	$53.30	6,824	$36.41	71.0%	$51.31

1	Includes Baymont Inn and Holiday Inn Express brands
2	Includes Key West Inns and non franchised independent hotels
3	Includes Savannah Suites

The following table presents our RevPAR, ADR and Occupancy, by region, for the nine months ended September 30, 2011 and 2010, respectively. The comparisons of same store operations (excluding Held for Sale hotels) are for 81 hotels* owned as of January 1, 2010.

		Nine months ended September 30, 2011				Nine months ended September 30, 2010
Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$34.29	67.6%	$50.74	214	$34.71	70.5%	$49.24
West North Central	2,273	30.03	60.6%	49.51	2,273	29.06	60.8%	47.81
East North Central	1,029	36.73	58.6%	62.69	1,029	38.77	63.7%	60.82
Middle Atlantic	142	43.32	74.3%	58.30	142	41.46	70.5%	58.85
South Atlantic	2,233	30.74	70.0%	43.94	2,233	29.68	70.1%	42.31
East South Central	708	35.52	57.0%	62.33	708	36.93	62.0%	59.59
West South Central	225	29.68	64.5%	45.98	225	34.94	73.9%	47.30

Total Same Store	6,824	$32.24	63.6%	$50.67	6,824	$32.17	65.4%	$49.23

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

*	The following properties have been moved from the same store portfolio during the reporting period and classified as held for sale:

Shreveport, LA, Days Inn

Omaha (Aksarben), NE, Super 8

Antigo, WI, Super 8

Columbus, NE, Super 8

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The following table presents our RevPAR, ADR, and Occupancy, by franchise affiliation, for the nine months ended September 30, 2011 and 2010, respectively. The comparisons of same store operations (excluding Held for Sale hotels) are for 81 hotels owned as of January 1, 2010.

		Nine months ended September 30, 2011				Nine months ended September 30, 2010
Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Limited Service
Midscale
Comfort Inn/ Comfort Suites	1,559	$42.52	63.0%	$67.53	1,559	$42.24	65.0%	$65.03
Hampton Inn	135	56.28	71.8%	78.41	135	49.59	67.1%	73.89
Sleep Inn	153	33.00	53.0%	62.26	153	35.12	54.0%	65.09
Quality Inn	173	30.71	45.4%	67.69	173	39.32	56.0%	70.19
Other Midscale (1)	127	40.25	60.2%	66.87	127	40.85	65.2%	62.60

Total Midscale	2,147	$41.62	61.2%	$67.98	2,147	$41.88	63.6%	$65.84

Economy
Days Inn	722	34.25	64.1%	53.44	722	35.42	66.5%	53.26
Super 8	2,776	29.60	61.4%	48.22	2,776	29.11	62.6%	46.48
Other Economy (2)	81	56.51	67.1%	84.25	81	49.67	62.3%	79.68

Total Economy	3,579	$31.15	62.1%	$50.18	3,579	$30.85	63.4%	$48.65

Total Midscale/Economy	5,726	$35.08	61.8%	$56.80	5,726	$34.98	63.5%	$55.11

Economy Extended Stay (3)	1,098	17.45	73.4%	23.76	1,098	17.52	75.2%	23.31

Total Same Store	6,824	$32.24	63.6%	$50.67	6,824	$32.17	65.4%	$49.23

1	Includes Baymont Inn and Holiday Inn Express brands
2	Includes Key West Inns and non franchised independent hotels
3	Includes Savannah Suites

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

Part II. OTHER INFORMATION:

Item 1. Legal Proceedings

Litigation

Various claims and legal proceedings arise in the ordinary course of business and may be pending against the Company and its properties. Based upon the information available, the Company believes that the resolution of any of these claims and legal proceedings should not have a material adverse affect on its consolidated financial position, results of operations or cash flows. Three separate lawsuits were filed against the Company in Jefferson Circuit Court, Louisville, Kentucky; one lawsuit was filed by a plaintiff on June 26, 2008, a second lawsuit was filed by fourteen plaintiffs on December 15, 2008 and a third lawsuit was filed by six plaintiffs on January 16, 2009. The plaintiffs in the three cases, which were consolidated as one action, alleged that as guests at the Company’s hotel in Louisville, Kentucky, they were exposed to carbon monoxide as a consequence of a faulty water heater at the hotel.

Plaintiffs were seeking to recover for damages arising out of physical and mental injury, lost wages, pain and suffering, past and future medical expenses and punitive or exemplary damages. The Company has settled the claims with authorization from its insurers and has recorded a liability for the amount of claims and a receivable reflecting recoverability of the claims from the insurers. At September 30, 2011 all claims were paid (cash or structured settlements) and all settlements related to minors were agreed to by the courts.

On March 25, 2011, Royco Hotels and the Company settled a lawsuit filed by Royco Hotels against the Company. The settlement agreement between the parties provides that the Company will pay an aggregate of $590,000 (of which $195,000 has been paid as of September 30, 2011) in varying amounts of installments through July 1, 2013 to Royco Hotels as financial settlement of the lawsuit and fees owed to Royco Hotels as termination fees for hotels that have been sold.

Item 1A.	Risk Factors

The following risk factors are in addition to the Company’s risk factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2010.

The weak economy may adversely impact our current and future borrowings.

The Company’s operating performance, as well as its liquidity position, has been and continues to be negatively affected by recent economic conditions, many of which are beyond our control. Given the deterioration and uncertainty in the economy and financial markets, management believes that access to conventional sources of capital will be challenging. We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and deteriorating economic conditions. We expect lenders will continue to maintain tight lending standards, which could make it more difficult for us to obtain future revolving credit facilities on terms similar to the terms of our current revolving credit facilities or to obtain long-term financing on favorable terms or at all. If our plans to meet our liquidity requirements in the weak economy are not successful, we may violate our loan covenants. If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on favorable terms, if at all.

Our plans for meeting our short-term liquidity needs include the sale of hotels and we may not be able to timely sell hotels to meet our liquidity needs.

In the near-term, our cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, we have identified non-core assets in our portfolio to be liquidated over a one to ten year period. We cannot predict whether we will be able to find buyers or sell any of these hotels at an acceptable price or on reasonable terms or whether potential buyers will be able to secure financing. We also cannot predict the length of time needed to find a willing buyer and to close the sale of a hotel.

Part II. OTHER INFORMATION:

Because investments in hotels are relatively illiquid, our ability to meet our liquidity needs through the sale of hotels may be limited. If we are unable to generate cash from the sale of hotels and other sources, we may have liquidity-related capital shortfalls and will be exposed to default risks.

We are currently not in compliance with, and may be unable to regain or maintain compliance with, NASDAQ’s continued listing requirements.

On September 21, 2011, we received a notice from the NASDAQ Stock Market stating that we no longer meet the NASDAQ’s continued listing requirement because our common stock traded below $1.00 per share for 30 consecutive business days. The notification letter has no effect at this time on the listing of our common stock on The NASDAQ Global Market. We can regain compliance if the closing bid price of our common stock meets or exceeds $1.00 per share for at least 10 consecutive business days. If we do not regain compliance by March 19, 2012, NASDAQ will provide written notification to us that our securities are subject to delisting. In the event we do not regain compliance by March 19, 2012, we may be eligible for an additional 180 calendar day grace period if we meet the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market. There is no assurance we will regain and maintain compliance with the NASDAQ continued listing standards. The delisting of our common stock from trading on NASDAQ could have a significant negative effect on the market for, and liquidity and value of, our common stock.

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

Our management agreement with the independent operator of 95 of our hotels (two of which were subsequently sold) terminated on May 31, 2011 pursuant to the settlement of a lawsuit with that operator. We have engaged three new management companies to operate these hotels commencing June 1, 2011. If the integration of the new independent operators in the management of our hotels is not accomplished efficiently as planned, we will experience a decrease in our operating results from decreased occupancy, revenue per available room and average daily rates and other significant disruptions at our hotels and in our operations generally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Supertel Hospitality, Inc. authorized the issuance of 61,153 shares of common stock, $.01 par value per share, in exchange for 61,153 common limited partnership units of the Company’s operating partnership, Supertel Limited Partnership, in accordance with the Third Amended and Restated Agreement of Limited Partnership, as amended, of the partnership. The common limited partnership units were issued in 2005 in connection with the company’s purchase of a hotel. The issuance of these common shares on May 31, 2011 was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

(In thousands, except per share and statistical data)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income (loss) from continuing operations before income taxes	$2,188	$901	$(4,089)	$(3,886)

Net loss attributable to common shareholders	$(1,781)	$(472)	$(10,327)	$(7,883)

Earnings per share from continuing operations - basic	$0.07	$0.01	$(0.20)	$(0.21)

Earnings per share from discontinued operations - basic	$(0.15)	$(0.03)	$(0.25)	$(0.14)

Earnings per share - basic	$(0.08)	$(0.02)	$(0.45)	$(0.35)

Earnings per share - diluted	$(0.08)	$(0.02)	$(0.45)	$(0.35)

Adjusted EBITDA (1)	$4,367	$5,795	$6,645	$10,116

FFO attributable to common shareholders (2)	$(487)	$2,390	$(4,104)	$563

FFO without impairment, a non-cash item (3)	$2,074	$3,323	$3,719	$6,212

FFO per share - basic and diluted	(0.02)	0.10	(0.18)	0.03

FFO without impairment, a non-cash item, per share - basic and diluted	0.09	0.15	0.16	0.28

Net cash flow:
Provided by operating activities	$902	$3,524	$3,336	$8,118
Provided by (used in) investing activities	$5,349	$(302)	$8,262	$2,808
Used in financing activities	$(6,492)	$(3,174)	$(11,622)	$(10,742)

Weighted average number of shares outstanding for:
Calculation of earnings per share and FFO per share - basic and diluted	23,005	22,880	22,963	22,435

Part II. OTHER INFORMATION:

Item 5. Other Information:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA
Net loss attributable to common shareholders	$(1,781)	$(472)	$(10,327)	$(7,883)
Interest, including discontinued operations	3,462	3,011	9,426	9,141
Income tax benefit, including discontinued operations	(111)	(33)	(1,238)	(1,201)
Depreciation and amortization, including discontinued operations	2,420	2,908	7,684	8,959

EBITDA	3,990	5,414	5,545	9,016
Noncontrolling interest	8	13	(5)	(5)
Preferred stock dividends	369	368	1,105	1,105

Adjusted EBITDA (1)	$4,367	$5,795	$6,645	$10,116

RECONCILIATION OF NET LOSS TO FFO
Net loss attributable to common shareholders	$(1,781)	$(472)	$(10,327)	$(7,883)
Depreciation and amortization	2,420	2,908	7,684	8,959
Net gain on disposition of assets	(1,126)	(46)	(1,461)	(513)

FFO available to common shareholders (2)	$(487)	$2,390	$(4,104)	$563

Impairment	2,561	933	7,823	5,649

FFO without impairment, a non-cash item (3)	$2,074	$3,323	$3,719	$6,212

ADDITIONAL INFORMATION—SAME STORE
Average Daily Rate	$53.30	$51.31	$50.67	$49.23
Revenue Per Available Room	$36.22	$36.41	$32.24	$32.17
Occupancy	68.0%	71.0%	63.6%	65.4%

(1)	Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though Adjusted EBITDA also does not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we also add back preferred stock dividends and noncontrolling interests, which are cash charges.

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

To arrive at FFO without impairment, we adjust FFO available to common shareholders, to exclude the following items:

(i) impairment losses on hotel properties that we have sold or expect to sell, included in discontinued operations; and

(ii) impairment losses on hotel properties classified as held for use.

We believe that these items are driven by factors relating to the fundamental disruption in the global financial and real estate markets, rather than factors specific to the company or the performance of our properties or investments.

The impairment losses on hotel properties that were recognized in 2009 and 2010 were primarily based on valuations of hotels, which had declined due to market conditions that we no longer expected to hold for long-term investment, and/or for which we have reduced our prior expected holding periods. In order to enhance liquidity, we have declared certain properties as held for sale and may declare other properties held for sale. To the extent these properties are expected to be sold at a loss, we record an impairment loss when the loss is known. We have recognized certain of these impairment losses over several quarters in 2009 and 2010 and in the nine months ending September 30, 2011, and we believe it is reasonably likely that we will recognize similar charges and recovery in the near future.

However, we believe that as the financial markets stabilize, the potential for impairment losses on our hotel properties will diminish. We believe FFO without impairment provides investors with an additional measure to evaluate our operating performance as we emerge from this period of fundamental disruption in the global financial and real estate markets.

Part II. OTHER INFORMATION:

We analyze our operating performance primarily by revenues from our hotel properties, net of operating, administrative and financing expenses which are not directly impacted by short term fluctuations in the market value of our hotel properties. As a result, although these non-cash impairment losses have had a material impact on our financial results and are reflected in our financial statements, the removal of the effects of these items allows us to better understand the core operating performance of our properties.

Part II. OTHER INFORMATION:

Item 6. Exhibits

Exhibit No.	Description

10.1	Amendments dated August 9, 2011 and January 21, 2010 to the Management Agreement dated May 16, 2007 between TRS Leasing, Inc. and HLC Hotels, Inc.

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements

Supertel Hospitality, Inc., Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Kelly A. Walters
Kelly A. Walters
President and Chief Executive Officer

Dated this 14th day of November, 2011

By:	/s/ Corrine L. Scarpello
Corrine L. Scarpello
Chief Financial Officer and Secretary

Dated this 14th day of November, 2011

Supertel Hospitality, Inc., Subsidiaries

Exhibits

Exhibit No.	Description

10.1	Amendments dated August 9, 2011 and January 21, 2010 to the Management Agreement dated May 16, 2007 between TRS Leasing, Inc. and HLC Hotels, Inc.

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements