Form 10-K
period 2011-12-31
SUPERTEL HOSPITALITY INC
filed 2012-03-30
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34087

Supertel Hospitality, Inc.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 W Pasewalk Ave, Ste. 200, Norfolk, NE	68701
(Address of principal executive offices)	(Zip Code)

(402) 371-2520

(Registrant’s telephone number, including area code)

309 N. 5th St., Norfolk, NE

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share Series A Preferred Stock, $.01 par value per share Series B Preferred Stock, $.01 par value per share	The NASDAQ Stock Market, LLC The NASDAQ Stock Market, LLC The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $17.2 million based on the $0.92 closing price as reported on the Nasdaq Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2012
Common Stock, $.01 par value per share	23,070,387 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business

References to “we”, “our”, “us” and “Company” refer to Supertel Hospitality, Inc., including, as the context requires, its direct and indirect subsidiaries.

(a) Description of Business

Overview

We are a self-administered real estate investment trust (REIT), and through our subsidiaries, as of December 31, 2011 we owned 100 limited service hotels in 23 states. Our hotels operate under several national franchise and independent brands.

Our significant events for 2011 include:

•	We sold six hotels for gross proceeds of $11.8 million and used the net proceeds primarily to pay off the underlying mortgages;

•	Non cash impairment charges of $14.3 million were booked against hotels sold, held for sale, and held for use;

•

As of December 31, 2011, we had 24 hotels classified as held for sale with a total net book value of $33.0 million. Gross proceeds from the sales are expected to be approximately $42.7 million, and net proceeds will be used to pay off the underlying mortgages with remaining cash used for operations;

•	We entered into an agreement in November 2011 for the sale of Series C preferred stock to Real Estate Strategies, L.P. for $30 million, which was completed in February 2012; and

•	On December 9, 2011, we amended our credit facilities with Great Western Bank and subsequently extended the maturity dates to June 30, 2013.

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

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to our wholly owned taxable REIT subsidiaries. Under the REIT Modernization Act (“RMA”), which became effective January 1, 2000, REITs are permitted to lease their hotels to wholly owned taxable REIT subsidiaries. We formed TRS Leasing, Inc. and its wholly owned subsidiaries TRS Subsidiary LLC; SPPR TRS Subsidiary, LLC and SPPR-BMI TRS Subsidiary, LLC (collectively the “TRS Lessee”) in accordance with the RMA. Pursuant to the RMA, the TRS Lessee is required to enter into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS Lessee. Accordingly the hotels are leased to our taxable TRS Lessee and are managed by Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”), and HLC Hotels Inc. (“HLC”) pursuant to management agreements.

(b) Financial Information About Industry Segments

We are engaged primarily in the business of owning equity interests in hotel properties and therefore our business is disclosed as one reportable segment. See the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required in this Item 1.

(c) Narrative Description of Business

General At December 31, 2011, we owned, through our subsidiaries, 100 hotels in 23 states. The hotels are operated by HMA (25 hotels), Strand (23 hotels), Kinseth (45 hotels) and HLC (7 hotels).

Mission Statement Our primary objective is to consistently generate a competitive rate of return for our shareholders through a disciplined approach to real estate investing.

Sale of Hotels We may undertake the sale of one or more of the hotels from time to time in response to changes in market conditions, our current or projected return on our investment in the hotels or other factors which we deem relevant. During the year 2009, eight of our hotels were sold and 19 properties were held for sale as of December 31, 2009; during the year 2010, nine of our hotels were sold and 18 properties were held for sale as of December 31, 2010; and during the year 2011, six of our hotels were sold and 24 properties were held for sale as of December 31, 2011.

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

Internal Growth Strategy We seek to grow internally through improvements to our existing hotels’ operating results, principally through increased occupancy and average daily rates, and through reductions in operating expenses. Internally generated cash flow and any residual cash flow, together with funds generated through external financing sources, will principally be used to fund acquisitions and ongoing capital improvements to our hotels, including furniture, fixtures and equipment. In addition to the aforementioned uses, the Company must generate sufficient cash flow to meet other working capital needs, which include debt and dividend payments.

Acquisition Strategy Any acquisition, investment or purchase of property in excess of $5 million requires approval of the Investment Committee of our Board of Directors. Our general investment criteria are described below:

•	hotels with proven historical cash flows and reasonable leverage;

•	hotels with brand affiliations that are performing at specifically defined metrics levels;

•	hotels constructed or renovated which enjoy a design consistent with contemporary standards;

•	hotels located in larger markets where our management companies have prior experience;

•	hotels in markets with improving demographics and durable, long-term, definable economic drivers of growth; and

•	hotels usually containing a minimum of 80 rooms.

Our organizational documents do not limit the types of investments we can make; however, our intent for new acquisitions is to focus primarily on upper midscale and upscale properties with orderly divestiture of the economy properties and a majority of the midscale properties over the next seven to ten years.

Hotel Management HMA, Strand, Kinseth and HLC, all independent contractors, manage our hotels pursuant to hotel management agreements with TRS Lessee. The hotel management agreements provide that the management companies have control of all operational aspects of the hotels, including employee-related matters. The management companies must generally maintain each hotel under their management in good repair and condition and make routine maintenance, repairs and minor alterations. Additionally, the management companies must operate the hotels in accordance with the national franchise agreements that cover the hotels, which includes, as applicable, using franchisor sales and reservation systems as well as abiding by franchisors’ marketing standards. The management companies may not assign their management agreements without our consent.

The management agreements generally require TRS Lessee to fund debt service, working capital needs and capital expenditures and fund the management companies’ third-party operating expenses, except those expenses not related to the operation of the hotels. TRS Lessee is responsible for obtaining and maintaining insurance policies with respect to the hotels.

Management Company Fees (HMA, Strand and Kinseth) On April 21, 2011, the Company through TRS Lessee entered into separate management agreements with HMA, Strand and Kinseth as eligible independent operators to manage 95 of the Company’s hotels (two of which were subsequently sold) commencing June 1, 2011. These hotels were previously managed by Royco Hotels.

Each of HMA, Strand and Kinseth receives a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel income and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

The Company may terminate a management agreement, subject to cure rights, with respect to a hotel if the hotel fails to achieve at least 80% budgeted NOI and 90% of the benchmark for revenue per available room for the hotel. The Company may also terminate a management agreement, subject to cure rights, for all of the hotels subject to the agreement if the hotels as a group fail to achieve at least 80% budgeted NOI and 90% of the benchmark for revenue per available room for the hotels. A management agreement terminates with respect to a hotel upon sale of the hotel, subject to certain notice requirements. The Company may also terminate a management agreement with respect to a hotel at any time without reason upon payment of a termination fee equal to 50% of the management fee paid with respect to the hotel during the prior 12 months.

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

HMA manages 25 Company hotels in Arkansas, Louisiana, Tennessee, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s seven economy extended-stay hotels located in Georgia and South Carolina as well as 16 additional Company hotels located in Georgia, Delaware, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 45 Company hotels in eight states primarily in the Midwest. Each of the management agreements expire on May 31, 2014 and will renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

HLC Management Fee The hotel management agreement with HLC, as amended, provides for HLC to operate and manage our seven Masters Inn hotels, located in South Carolina, Georgia, Florida and Alabama, through December 31, 2013. The agreement provides for HLC to receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

Franchise Affiliation

Our 100 hotels owned at December 31, 2011 operate under the following national and independent brands:

Franchise Brand	Number of Hotels
Super 8 (1)	43
Comfort Inn/Comfort Suites (2)	19
Days Inn (1)	10
Savannah Suites (7)	7
Masters Inn (6)	7
Quality Inn (2)	3
Hampton Inn (3)	2
Sleep Inn (2)	2
Guesthouse Inn/Guesthouse Inn and Suites (5)	2
Holiday Inn Express (4)	1
Ramada Limited (1)	1
Supertel Inn (6)	1
Baymont Inn (1)	1
Key West Inns (8)	1

100

(1)	Super 8 ®, Ramada Limited ®, Days Inn ®, and Baymont Inn ® are registered trademarks of Wyndham Worldwide.
(2)	Comfort Inn ® , Comfort Suites ®, Sleep Inn ®, and Quality Inn® are registered trademarks of Choice Hotels International, Inc.
(3)	Hampton Inn ® is a registered trademark of Hilton Hotels Corporation.
(4)	Holiday Inn Express ® is a registered trademark of Six Continents Hotels, Inc.
(5)	Guesthouse ® is a registered trademark of Guesthouse International Franchise Systems, Inc.
(6)	Supertel Inn® and Masters Inn® are registered trademarks of Supertel Hospitality, Inc.
(7)	Savannah Suites® is a registered trademark of Guest House Inn Corp.
(8)	Key West Inn ® is a registered trademark of Key West Inns.

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

Employees

At December 31, 2011, the REIT had 19 employees. The management companies, which manage the 100 hotels, had workforces of approximately 1,656 employees, which are dedicated to the operation of the hotels.

(d) Available Information

Our executive offices are located at 1800 West Pasewalk Avenue, Suite 200, Norfolk, Nebraska 68701, our telephone number is (402) 371-2520, and we maintain an Internet website located at www.supertelinc.com. Our annual reports on Form 10-K and quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge on our website as soon as reasonably practicable after they are filed with the SEC. We also make available the charters of our board committees and our Code of Business Conduct and Ethics on our website. Copies of these documents are available in print to any shareholder who requests them. Requests should be sent to Supertel Hospitality, Inc., 1800 West Pasewalk Avenue, Suite 200, P.O. Box 1448, Norfolk, Nebraska 68701, Attn: Corporate Secretary.

Item 1A. RISK FACTORS

Risks Related to Our Business

The weak economy may adversely impact our current and future borrowings.

The Company’s operating performance, as well as its liquidity position, has been and continues to be negatively affected by recent economic conditions, many of which are beyond our control. Given the deterioration and uncertainty in the economy and financial markets, management believes that access to conventional sources of capital will be challenging. We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and deteriorating economic conditions. We expect lenders will continue to maintain tight lending standards, which could make it more difficult for us to obtain future credit facilities on terms similar to the terms of our current credit facilities or to obtain long-term financing on favorable terms or at all. If our plans to meet our liquidity requirements in the weak economy are not successful, we may violate our loan covenants. If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on favorable terms, if at all.

Our plans for meeting our short-term liquidity needs include the sale of hotels and we may not be able to timely sell hotels to meet our liquidity needs.

In the near-term, our cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, we have identified non-core assets in our portfolio to be liquidated. We cannot predict whether we will be able to find buyers or sell any of these hotels at an acceptable price or on reasonable terms or whether potential buyers will be able to secure financing. We also cannot predict the length of time needed to find a willing buyer and to close the sale of a hotel. Because investments in hotels are relatively illiquid, our ability to meet our liquidity needs through the sale of hotels may be limited. If we are unable to generate cash from the sale of hotels and other sources, we may have liquidity-related capital shortfalls and will be exposed to default risks.

We will likely seek to sell equity and/or debt securities to meet our need for additional cash, and we cannot assure you that such financing will be available and further, in connection with such sales our current shareholders could experience a material amount of dilution.

We will require additional cash resources due to current business conditions and any acquisitions we may decide to pursue. We will likely seek to sell additional equity and/or debt securities. We cannot assure you that the sale of such securities will be available in amounts or on terms acceptable to us, if at all. If our board determines to sell additional shares of common stock or other debt or equity securities, a material amount of dilution may cause the market price of the common stock to decline.

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

The weakness of the national economy has increased the financial instability of some lenders. As a result, we expect lenders may continue to maintain tight lending standards, which could make it more difficult for us to obtain future credit facilities on terms similar to the terms of our current credit facilities or to obtain long-term financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to obtain cost-effective financing.

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

We analyze our assets for impairment when events or circumstances occur that indicate an asset’s carrying value may not be recoverable. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value. Our operating results for 2011 and 2010 included $14.3 million and $8.2 million, respectively, of impairment charges related to our hotels sold, held for sale, and held for use. As a result of continued economic weakness, we may incur additional impairment charges, which will negatively affect our results of operations. We can provide no assurance that any impairment loss recognized would not be material to our results of operations.

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

Under the terms of the management agreements between TRS Lessee and HMA, Strand, Kinseth and HLC, our ability to participate in operating decisions regarding the hotels is limited. We depend on our management companies to adequately operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force HMA, Strand, Kinseth or HLC to change their methods of operation of our hotels. We can only seek redress if a management company violates the terms of the management agreement with TRS Lessee, and then only to the extent of the remedies provided for under the terms of the applicable management agreement. If any of the foregoing occurs at franchised hotels, our relationship with the franchisors may be damaged, and we may be in breach of one or more of our franchise agreements. Additionally, in the event that we need to replace a management company, we may experience decreased occupancy and other significant disruptions at our hotels and in our operations generally.

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

We seek to maintain a total stabilized debt level of no more than 60% of our aggregate property investment at cost. We, however, may change or eliminate this target at any time without the approval of our stockholders. At January 31, 2012, our debt to property investment was approximately 54.5%. In the future, we and our subsidiaries may incur substantial additional debt, including secured debt. Incurring such debt could subject us to many risks, including the risks that:

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

If we violate covenants in our indebtedness agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on favorable terms, if at all. Our Great Western Bank and General Electric Capital Corporation credit facilities contain cross-default provisions which would allow Great Western Bank and General Electric Capital Corporation to declare a default and accelerate our indebtedness to them if we default on certain other loans, and such default would permit that lender to accelerate our indebtedness under any such loan.

Approximately $34.6 million of the Company’s debt is currently scheduled to mature in 2012. Because we do not expect to have sufficient funds from operating activities to repay our debt at maturity, we intend to refinance this debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our hotel properties on disadvantageous terms, potentially resulting in losses adversely affecting cash flow from operating activities. In addition, we may place mortgages on our hotel properties to secure our lines of credit or other debt. To the extent we cannot meet these debt service obligations, we risk losing some or all of those properties to foreclosure. Additionally, our debt covenants could impair our planned strategies and, if violated, result in a default of our debt obligations.

Higher interest rates could increase debt service requirements on our floating rate debt and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities or other purposes. At January 31, 2012, approximately 19.7% of our debt had floating rates. We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to “hedge” against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

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

We file quarterly loan compliance certificates with certain of our lenders. Weakness in the economy, and the lodging industry at large, may result in our non-compliance with our loan covenants. Such non-compliance with our loan covenants may result in our lenders restricting the use of our operating funds for capital improvements to our existing hotels, including improvements required by our franchise agreements or calling the debt. We cannot assure you that our loan covenants will permit us to maintain our business strategy.

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

Eighty five of our hotels operate under third party franchise agreements and we are subject to the risks of concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to any one of our particular brands. Risks associated with our brands could adversely affect our lease revenues and the amounts available for distribution to our shareholders.

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

If a hotel manager that we engage fails to materially comply with the terms of the management agreement, we have the right to terminate the management agreement. Upon termination, we would have to find another manager to manage the properties. We cannot operate the hotels directly due to federal income tax restrictions. We cannot assure you that we would be able to find another manager or that, if another manager were found, we would be able to enter into a new management agreement favorable to us. In addition, any new manager may operate other hotels that may compete with our hotels or divert attention away from the management of our hotels and may not be successful in managing our hotels. Our franchisors may require us to make substantial capital improvements to the hotels prior to their approval, if required, of a new manager. There would be disruption during any change of hotel management that could adversely affect our operating results and reduce our distributions to our shareholders.

We may not be able to sell hotels on favorable terms.

We sold six hotels in 2011, and we sold nine hotels in 2010. At December 31, 2011, we have 24 hotel properties held for sale. We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our disposition strategy. In the event that we cannot fully execute our disposition strategy or realize the benefits therefrom, we may not be able to satisfy our liquidity needs (including meeting our debt service obligations) and will not be able to fully execute our growth strategy.

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

Investment Concentration in Particular Segments of Single Industry

Our current investment strategy, adopted in 2009 as a response to near term and projected long term market trends, is to acquire interests in well-located, upper midscale and upscale properties with premier flags in growing markets with populations in excess of 100,000, while divesting underperforming and/or non-branded hotels. Our entire business is hotel-related. Therefore, a downturn in the hotel industry in general will have a material adverse effect on our lease revenues and amounts available for distribution to our shareholders.

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

For the twelve months ended December 31, 2011, we spent approximately $5.0 million for capital improvements to our hotels.

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

Provisions of our charter and substantial voting power held by a shareholder may limit the ability of a third party to acquire control of our company.

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

Our articles of incorporation permit our board, in its sole discretion, to exempt a person from the 9.9% ownership limitation if the person provides representations and undertakings that enable our board to determine that granting the exemption would not result in the loss of our REIT qualification. Under the Internal Revenue Service rules, REIT shares owned by certain entities are considered owned proportionately by owners of the entities for REIT qualification purposes. Real Estate Strategies L.P. (“RES”) provided a letter at the time of the issuance of the Series C preferred stock and warrants with representations and undertakings that permitted our board to grant such an exemption, including a representation that no individual will own 9.9% or more of any class of our stock as a result of the acquisition of the Series C preferred stock and warrants. The stock ownership by RES, which was permitted with our board’s approval, represents 34% of the voting power of the our stock entitled to vote and such substantial voting power may limit the ability of a third party to acquire control of our company.

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

A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We undertook specific disposition programs beginning in 2001 (that included the sale of 23 hotels through December 31, 2004) and 2008 (that included the sale of 25 hotels through December 31, 2011). We held the disposed hotels for an average period of 8.7 years and did not acquire the hotels for purposes of resale. Accordingly, we do not believe any of those hotels were held primarily for sale in the ordinary course of our trade or business. However, if the Internal Revenue Service would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

The ability of our board of directors to change our major corporate policies may not be in your interest.

Our board of directors determines our major corporate policies, including our acquisition, financing, growth, operations and distribution policies. Our board may amend or revise these and other policies from time to time without the vote or consent of our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Company headquarters is located in Norfolk, Nebraska. The following table sets forth certain information with respect to the hotels owned by us as of December 31, 2011:

Hotel Brand	Rooms	Hotel Brand	Rooms	Hotel Brand	Rooms

Baymont Inn		Holiday Inn Express		Super 8 - Continued
Brooks, KY	65	Harlan, KY	62	Clarinda, IA	40
				Clinton, IA	62
Comfort Inn /Comfort Suites		Key West Inns		Columbus, GA	74
Alexandria, VA	150	Key Largo, FL	40	Columbus, NE	63
Beacon Marina-Solomons, MD	60			Cornhusker–Lincoln, NE	133
Chambersburg, PA	63	Masters Inn		Creston, IA	121
Culpeper, VA	49	Charleston, SC	150	El Dorado, KS	49
Dover, DE	64	Columbia, SC (I26)	112	Fayetteville, AR	83
Erlanger, KY	145	Columbia, SC (Knox Abbott)	109	Ft. Madison, IA	40
Farmville, VA	51	Garden City, GA	128	Green Bay, WI	83
Fayetteville, NC	120	Seffner, FL (East Tampa)	120	Hays, KS	76
Fort Wayne, IN	127	Tampa, FL (Fairgrounds)	127	Iowa City, IA	84
Glasgow, KY	60	Tuscaloosa, AL	151	Jefferson City, MO	77
Lafayette, IN	62			Keokuk, IA	61
Louisville, KY	69	Quality Inn		Kirksville, MO	61
Marion, IN	62	Danville, KY	63	Manhattan, KS	85
Morgantown, WV	80	Minocqua, WI	51	Menomonie, WI	81
New Castle, PA	79	Sheboygan, WI	59	Moberly, MO	60
Princeton, WV	51			Mt. Pleasant, IA	55
Rocky Mount, VA	61	Ramada Limited		Muscatine, IA	63
South Bend, IN	135	Ellenton, FL	73	Norfolk, NE	64
Warsaw, IN	71			O’Neill, NE	72
		Savannah Suites		Omaha, NE	116
Days Inn		Augusta, GA	172	Pella, IA	40
Alexandria, VA	200	Chamblee, GA	120	Pittsburg, KS	64
Ashland, KY	63	Greenville, SC	170	Portage, WI	61
Bossier City, LA	176	Jonesboro, GA	172	Sedalia, MO	87
Farmville, VA	59	Pine Street - Atlanta, GA	164	Shawano, WI	55
Fredericksburg, VA (North)	120	Savannah, GA	160	Storm Lake, IA	59
Fredericksburg, VA (South)	156	Stone Mountain, GA	140	Terre Haute, IN	117
Glasgow, KY	59			Tomah, WI	65
Shreveport, LA	148	Sleep Inn		Watertown, SD	57
Sioux Falls, SD (Airport)	86	Louisville, KY	63	Wayne, NE	40
Sioux Falls, SD (Empire)	79	Omaha, NE	90	West “O” – Lincoln, NE	82
				West Dodge– Omaha, NE	101
Guest House Inn		Super 8		West Plains, MO	49
Ellenton, FL	63	Aksarben-Omaha, NE	73	Wichita, KS	119
Jackson, TN	114	Antigo, WI	52
		Batesville, AR	49	Supertel Inn
Hampton Inn		Billings, MT	106	Creston, IA	41
Cleveland, TN	59	Boise, ID	108

Shelby, NC	76	Burlington, IA	62	Total	8,768

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Company as of March 23, 2012

The following are executive officers of the Company as of March 23, 2012:

Kelly A. Walters, Director, President and Chief Executive Officer. Mr. Walters joined the Company and became President and Chief Executive Officer on April 14, 2009 as the successor to Paul Schulte, the firm’s co-founder and then president. Mr. Walters, age 51, is a former Senior Vice President for North Dakota-based Investors Real Estate Trust (IRET), a self-advised equity real estate investment trust. Prior to IRET, he was Senior Vice President and Chief Investment Officer of Omaha based Magnum Resources, Inc., a privately held real estate investment and operating company. Preceding Magnum Resources, Walters was an officer and senior portfolio manager at Brown Brothers Harriman & Company in Chicago. He also held investment positions with Peter Kiewit Sons’ Inc. He holds a B.S.B.A. degree in banking and finance from the University of Nebraska at Omaha and an EMBA from the University of Nebraska.

Corrine L. Scarpello, Senior Vice President and Chief Financial Officer. Ms. Scarpello became Chief Financial Officer of the Company on August 31, 2009. She joined the Company in November 2005 having worked for a year as a consultant for the Company and its management company. Ms. Scarpello, age 57, previously worked for Mutual of Omaha for 17 years, serving as the Vice President of Accounting and Administration for a subsidiary and as Manager in their mergers and acquisitions department. Ms. Scarpello also has accounting and auditing experience with PricewaterhouseCoopers (formerly Coopers and Lybrand) and is a CPA. Ms. Scarpello is currently a director of Nature Technology Corp., a biotech company. Ms. Scarpello is a graduate of the University of Nebraska at Omaha.

Steven C. Gilbert, Senior Vice President and Chief Operating Officer. Mr. Gilbert joined the Company as Senior Vice President of CAPEX in July 2001 and became Chief Operating Officer on August 27, 2009. Mr. Gilbert, age 63, had previously served as Senior Vice President of CAP-EX for Humphrey Hospitality Management, Inc. (1999-2001) and for old Supertel Hospitality, Inc. (1991-1999). Mr. Gilbert worked in various sales, purchasing and construction management positions prior to joining old Supertel Hospitality, Inc. in 1991.

David L. Walter, Senior Vice President and Treasurer. Mr. Walter joined the Company as Controller, September 1, 2004. Mr. Walter, age 64, previously served as a Vice President and Controller of Emprise Financial Corporation since March 1998. The position was managing the accounting department for the holding company and four bank charters. Mr. Walter also served the prior 26 years in Banking as Vice President, Treasurer and Controller, in functions of lending, appraising and accounting. Mr. Walter is a graduate of Newman University, Wichita, Kansas, with a Bachelor of Science in Business.

PART II

Item 5. Market for the Registrant’s Common Equity / Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

The common stock trades on the Nasdaq Global Market under the symbol “SPPR.” The closing sales price for the common stock on March 9, 2012 was $1.02 per share. The table below sets forth the high and low sales prices per share reported on the Nasdaq Global Market for the periods indicated.

	Supertel Hospitality, Inc. Common Stock
	High	Low
2010
First Quarter	$1.97	$1.41
Second Quarter	$2.22	$1.40
Third Quarter	$1.60	$1.14
Fourth Quarter	$2.00	$1.20

2011
First Quarter	$1.90	$1.51
Second Quarter	$1.68	$0.90
Third Quarter	$1.18	$0.70
Fourth Quarter	$0.93	$0.60

(b)	Holders

As of March 12, 2012, the approximate number of holders of record of the common stock was 119 and the approximate number of beneficial owners was 3,144.

(c)	Dividends

No dividends on common stock were paid for 2010 and 2011. The actual amount of future dividends will be determined by the board of directors based on the actual results of operations, economic conditions, capital expenditure requirements and other factors that the board of directors deems relevant.

The Company continued to timely pay dividends on its shares of preferred stock during 2010 and 2011.

PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock for the period December 31, 2006 through December 31, 2011, with the cumulative total return on the SNL securities Hotel REIT Index (“Hotel REITs Index”) and the NASDAQ Composite (“NASDAQ—Total US Index”) for the same period. The Hotel REITs Index is comprised of publicly traded REITs that focus on investments in hotel properties. The NASDAQ Composite is comprised of all United States common shares traded on the NASDAQ Stock Market (previously titled NASDAQ—Total US). The comparison assumes a starting investment of $100 on December 31, 2006 in our common stock and in each of the indices shown, and assumes that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Supertel Hospitality, Inc.	100.00	94.71	29.72	26.22	27.62	11.45
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL REIT Hotel	100.00	77.83	31.13	51.56	72.52	63.08

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

(In thousands, except per share data)	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
Operating data (1):
Room rentals and other hotel services (2)	$75,827	$75,300	$72,493	$80,933	$73,567

Net earnings (loss) from continuing operations	(10,941)	(5,631)	(11,603)	1,098	2,040
Discontinued operations	(6,536)	(4,971)	(15,922)	6,161	2,375

Net earnings (loss)	(17,477)	(10,602)	(27,525)	7,259	4,415
Noncontrolling interest	32	17	130	(603)	(337)

Net earnings (loss) attributable to controlling interests	(17,445)	(10,585)	(27,395)	6,656	4,078
Preferred stock dividends	(1,474)	(1,474)	(1,474)	(1,160)	(948)
Net earnings (loss) available to common shareholders	(18,919)	(12,059)	(28,869)	5,496	3,130

Adjusted EBITDA (3)	3,017	11,573	(1,916)	35,784	29,230

FFO (4)	3,933	6,571	7,256	15,147	15,358

Weighted average number of shares outstanding:
basic	22,978	22,556	21,647	20,840	20,197

diluted for EPS calculation	22,978	22,556	21,647	20,840	20,217

diluted for FFO per share calculation	22,978	22,556	21,647	22,346	22,343

Net earnings (loss) per common share from continuing operations - basic	(0.54)	(0.31)	(0.60)	(0.03)	0.03
Net earnings (loss) per common share from discontinued operations - basic	(0.28)	(0.22)	(0.73)	0.29	0.12

Net earnings (loss) per common share basic	(0.82)	(0.53)	(1.33)	0.26	0.15

Net earnings (loss) per common share diluted	(0.82)	(0.53)	(1.33)	0.26	0.15

FFO - basic	0.17	0.29	0.34	0.73	0.76

FFO - diluted	0.17	0.29	0.34	0.71	0.73

Total assets	221,172	256,644	274,395	321,477	311,025
Total debt	165,845	175,010	189,513	202,806	196,840
Net cash flow:
Provided by operating activities	2,865	7,672	6,101	20,605	16,640
Provided (used) by investing activities	8,147	6,865	12,025	(22,558)	(104,153)
Provided (used) by financing activities	(11,066)	(14,632)	(18,410)	1,499	83,243

Dividends per share (5)	—	—	—	0.4625	0.48

Reconciliation of Weighted average number of shares for EPS diluted to FFO diluted:
EPS diluted shares	22,978	22,556	21,647	20,840	20,217
Common stock issuable upon exercise or conversion of:
Warrants	—	—	—	—	8
Series A Preferred Stock (6)	—	—	—	1,506	2,118

FFO diluted shares	22,978	22,556	21,647	22,346	22,343

(In thousands, except per share data)	For the years ended December 31,
	2011	2010	2009	2008	2007
RECONCILIATION OF NET EARNINGS (LOSS) TO ADJUSTED EBITDA
Net earnings (loss) available to common shareholders	$(18,919)	$(12,059)	$(28,869)	$5,496	$3,130
Interest, including discontinued operations	12,402	12,224	13,015	13,848	12,908
Income tax benefit, including discontinued operations	(1,904)	(1,757)	(1,647)	(305)	(304)
Depreciation and amortization, including discontinued operations	9,996	11,708	14,241	14,982	12,211

EBITDA	1,575	10,116	(3,260)	34,021	27,945
Noncontrolling interest	(32)	(17)	(130)	603	337
Preferred stock dividend	1,474	1,474	1,474	1,160	948

Adjusted EBITDA (3)	$3,017	$11,573	$(1,916)	$35,784	$29,230

RECONCILIATION OF NET EARNINGS (LOSS) TO FFO
Net earnings (loss) available to common shareholders	$(18,919)	$(12,059)	$(28,869)	$5,496	$3,130
Depreciation and amortization, including discontinued operations	9,996	11,708	14,241	14,982	12,211
Net (gain) loss on disposition of continuing and discontinued assets	(1,452)	(1,276)	(2,264)	(5,581)	17
Impairment	14,308	8,198	24,148	250	—

FFO (4)	$3,933	$6,571	$7,256	$15,147	$15,358

(1)	Revenues for all periods exclude revenues from hotels sold or classified as held for sale, which are classified in discontinued operations in the statements of operations.

(2)	Hotel revenues include room and other revenues from the operations of the hotels.

(3)	Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though Adjusted EBITDA also does not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we also add back preferred stock dividends and noncontrolling interests, which are cash charges.

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

(4)	FFO is a non-GAAP financial measure. We consider FFO to be a market accepted measure of an equity REIT’s operating performance, which is necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with GAAP, excluding gains (or losses) from sales of real estate assets, plus depreciation and amortization of real estate assets. Additionally, in October and November 2011, NAREIT issued guidance reaffirming its view that impairment write-downs of depreciable real estate should be excluded from the computation of FFO. We believe our method of calculating FFO complies with the NAREIT definition. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. All REITs do not calculate FFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO for similar REITs.

We use FFO as a performance measure to facilitate a periodic evaluation of our operating results relative to those of our peers, who, like us, are typically members of NAREIT. We consider FFO a meaningful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assume that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful indication of our performance.

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

Overview

We are a self-administered REIT, and through our subsidiaries, we owned 100 limited service hotels in 23 states at December 31, 2011. Our hotels operate under several national franchise and independent brands.

Our significant events for 2011 include:

•	We sold six hotels for gross proceeds of $11.8 million and used the net proceeds primarily to pay off the underlying mortgages;

•	Non cash impairment charges of $14.3 million were booked against hotels sold, held for sale, and held for use;

•

As of December 31, 2011, we had 24 hotels classified as held for sale with a total net book value of $33.0 million. Gross proceeds from the sales are expected to be $42.7 million, and net proceeds will be used to pay off the underlying mortgages with remaining cash used for operations;

•	We entered into an agreement in November 2011 for the sale of Series C preferred stock to Real Estate Strategies, L.P. for $30 million, which was completed in February 2012; and

•	On December 9, 2011, we amended our credit facilities with Great Western Bank and subsequently extended the maturity dates to June 30, 2013.

As of December 31, 2011, the Company had 24 hotels classified as held for sale. At the beginning of 2011, the Company had 18 hotels held for sale and during the year classified an additional nineteen hotels as held for sale. Six of these hotels were sold during 2011, and seven of the hotels were reclassified as held for use due to changes in the property’s market condition. Since our previously filed financial statements on Form 10-Q as of September 30, 2011, in addition to the six hotels reclassified as held for use, eleven hotels were reclassified as held for sale. The impact of these changes was to increase losses from continuing operations by $0.2 million and $0.6 million for the years ended 2010 and 2009, respectively, compared to the previously filed financial statements.

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

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2011 and 2010, and results of operations for the years ended December 31, 2011, 2010 and 2009, and should be read along with the consolidated financial statements and related notes.

RevPAR, ADR and Occupancy

The following table presents our revenue per available room (“RevPAR”), average daily rate (“ADR”) and occupancy by region for 2011 and 2010, respectively. The comparisons of same store operations are for 76* hotels owned and held in continuing operations as of January 1, 2010.

	2011				2010
Same Store Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$32.05	63.8%	$50.23	214	$31.75	65.0%	$48.85
West North Central	1,780	30.61	61.7%	49.60	1,780	29.59	61.7%	47.99
East North Central	978	35.92	56.8%	63.19	978	37.29	61.9%	60.23
Middle Atlantic	142	43.52	75.3%	57.83	142	41.43	71.1%	58.30
South Atlantic	2,369	29.50	67.0%	44.00	2,369	28.72	68.2%	42.10
East South Central	677	34.32	54.8%	62.64	677	34.60	56.8%	60.91
West South Central	197	28.04	66.1%	42.43	197	32.34	82.5%	39.21

Total Same Store Hotels	6,357	$31.67	62.7%	$50.49	6,357	$31.40	64.6%	$48.62

States included in the Regions:
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

The following table presents our RevPAR, ADR, and occupancy by franchise affiliation for 2011 and 2010, respectively. The comparisons of same store operations are for 76* hotels owned and held in continuing operations as of January 1, 2010.

	2011				2010
Same Store	Room				Room
Brand	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Limited Service
Midscale
Comfort Inn/ Comfort Suites	1,414	$43.47	62.9%	$69.15	1,414	$42.33	63.7%	$66.46
Hampton Inn	135	55.26	70.8%	78.00	135	48.62	65.4%	74.35
Sleep Inn	153	31.42	51.6%	60.92	153	32.70	51.7%	63.28
Quality Inn	122	29.49	43.9%	67.18	122	37.69	53.2%	70.79
Guesthouse Inn	177	16.45	37.0%	44.45	177	18.26	43.6%	41.86
Other Midscale (1)	200	35.20	55.4%	63.57	200	35.59	59.6%	59.76

Total Midscale	2,201	$39.65	58.8%	$67.49	2,201	$39.24	60.4%	$64.98

Economy
Days Inn	694	33.01	63.8%	51.74	694	33.64	66.9%	50.26
Super 8	2,283	29.74	61.7%	48.19	2,283	29.30	63.1%	46.45
Other Economy (2)	81	54.45	64.0%	85.08	81	48.42	60.3%	80.35

Total Economy	3,058	$31.13	62.2%	$50.02	3,058	$30.79	63.9%	$48.20

Total Same Store Midscale/Economy	5,259	$34.70	60.8%	$57.09	5,259	$34.33	62.4%	$55.00

Extended Stay (3)	1,098	17.14	72.0%	23.79	1,098	17.41	75.0%	23.21

Total Same Store Hotels	6,357	$31.67	62.7%	$50.49	6,357	$31.40	64.6%	$48.62

1	Includes Ramada Limited, Baymont Inn, and Holiday Inn Express brands
2	Includes Key West Inns and non franchised independent hotels
3	Includes Savannah Suites

* The following properties have been moved from the same store portfolio during the reporting period and classified as held for sale:

Muscatine, IA Super 8	Wayne, NE Super 8	Sedalia, MO Super 8
Lincoln (West “O”), NE Super 8	Watertown, SD Super 8	El Dorado, KS Super 8
Minocqua, WI Quality Inn	Bossier City, LA Days Inn	Omaha (West Dodge), NE Super 8
Omaha (M Street), NE Super 8	Erlanger, KY Comfort Inn

The following properties which were included in discontinued operations (held for sale) as of fiscal 2011 were subsequently reclassified as held for use and moved back to the same store portfolio:

Clinton, IA Super 8	Pella, IA Super 8	Ellenton, FL Ramada Limited
Ellenton, FL Guesthouse Inn	Jackson, TN Guesthouse Inn	Shreveport, LA Days Inn

Key Performance Indicators

Earnings before interest, taxes, depreciation and amortization, noncontrolling interest and preferred stock dividends (“Adjusted EBITDA”) decreased to $3.0 million for fiscal 2011, compared to $11.6 million for fiscal 2010. Of the $ 8.6 million decrease, $1.7 million was due to discontinued operations.

The company’s funds from operations (“FFO”) in fiscal 2011 was $3.9 million, or $0.17 per diluted share, compared with $6.6 million, or $0.29 per diluted share, in fiscal 2010. Of the $0.12 per diluted share decrease, $0.06 was due to discontinued operations.

For fiscal 2011, property operating income (“POI”) from continuing operations decreased $0.5 million, or 2.8 percent, compared to fiscal 2010. The decrease in POI over the prior year is largely due to higher operating expenses.

POI from discontinued operations for the twelve months ended December 31, 2011 and 2010, was $2.6 million and $3.6 million, respectively, representing a decrease of $1.0 million over the prior year’s results.

Net operating income (“NOI”) for fiscal 2011 was $31.4 million, a decrease from $33.9 million for fiscal 2010. The decrease is largely due to decreased operating results from discontinued operations.

Adjusted EBITDA, FFO, POI and NOI are non-GAAP financial measures of performance that the Company believes are helpful to its investors. A reconciliation for Adjusted EBITDA and FFO is provided in the notes in Item 6 Selected Financial Data, and a reconciliation for POI and NOI is provided below.

Net Operating Income

NOI is one of the performance indicators the Company uses to assess and measure operating results. The Company believes that NOI is a useful additional measure of operating performance of its hotels because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense. NOI is also an important performance measure used to determine the amount of the management fees paid by the Company to the operators of its hotels.

NOI is a non-GAAP measure, and is not necessarily indicative of available earnings and should not be considered an alternative to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes. NOI is reconciled to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes as follows (in thousands):

Reconciliation of Earnings before net loss on dispositions of assets, other income, interest expense, and income taxes to NOI:

	Year ended December 31,
	2011	2010
Earnings Before Net Loss on Dispositions of Assets, Other Income, Interest Expense, and Income Taxes	$4,955	$4,882
Add back:
General and Administrative	4,008	3,443
Depreciation and Amortization	8,825	9,970
Hotel Operating Revenue - discontinued	22,080	27,080
Hotel Operating Expenses - discontinued	(19,504)	(23,488)
Other Expenses *	11,025	11,971

NOI	$31,389	$33,858

*	Other Expenses include both continuing and discontinued operations for Management Fees, Bonus Wages, Insurance, Real Estate and Personal property taxes, and miscellaneous expenses.

Property Operating Income

POI is a non-GAAP financial measure, and should not be considered as an alternative to loss from continuing operations or loss from discontinued operations, net of tax. The Company believes that the presentation of hotel property operating results (POI) is helpful to investors, and represents a more useful description of its core operations, as it better communicates the comparability of its hotels’ operating results for all of the company’s hotel properties.

POI from continuing operations is reconciled to net loss as follows (in thousands):

Reconciliation of net loss to POI-continuing operations:

	Year ended December 31,
	2011	2010
Net loss	$(17,477)	$(10,602)
Depreciation and amortization, including discontinued operations	9,996	11,708
Net gain on disposition of assets, including discontinued operations	(1,452)	(1,276)
Other income	(107)	(122)
Interest expense, including discontinued operations	12,402	12,224
General and administrative expense	4,058	3,514
Impairment losses	14,308	8,198
Termination cost	540	—
Income tax benefit, including discontinued operations	(1,904)	(1,757)
Room rentals and other hotel services - discontinued operations	(22,080)	(27,080)
Hotel and property operations expense - discontinued operations	19,504	23,488

POI–continuing operations	$17,788	$18,295

POI from discontinued operations is reconciled to loss from discontinued operations, net of tax, as follows (in thousands):

Reconciliation of loss from discontinued operations to POI – discontinued operations:

	Year ended December 31,
	2011	2010
Loss from discontinued operations	$(6,536)	$(4,971)
Depreciation and amortization from discontinued operations	1,171	1,738
Net gain on disposition of assets from discontinued operations	(323)	(1,342)
Interest expense from discontinued operations	3,717	3,330
General and administrative expense from discontinued operations	50	71
Impairment losses from discontinued operations	5,763	6,051
Income tax benefit from discontinued operations	(1,266)	(1,285)

POI–discontinued operations	$2,576	$3,592

Results of Operations

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2011			2010			Continuing
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Operations Variance
Revenues	$75,827	$22,080	$97,907	$75,300	$27,080	$102,380	$527
Hotel and property operations expenses	(58,039)	(19,504)	(77,543)	(57,005)	(23,488)	(80,493)	(1,034)
Interest expense	(8,685)	(3,717)	(12,402)	(8,894)	(3,330)	(12,224)	209
Depreciation and amortization expense	(8,825)	(1,171)	(9,996)	(9,970)	(1,738)	(11,708)	1,145
General and administrative expenses	(4,008)	(50)	(4,058)	(3,443)	(71)	(3,514)	(565)
Termination costs	(540)	—	(540)	—	—	—	(540)
Impairment losses	(8,545)	(5,763)	(14,308)	(2,147)	(6,051)	(8,198)	(6,398)
Net gains (losses) on dispositions of assets	1,129	323	1,452	(66)	1,342	1,276	1,195
Other income	107	—	107	122	—	122	(15)
Income tax benefit	638	1,266	1,904	472	1,285	1,757	166

	$(10,941)	$(6,536)	$(17,477)	$(5,631)	$(4,971)	$(10,602)	$(5,310)

Revenues and Operating Expenses

Loss from continuing operations for the twelve months ended December 31, 2011 was $(10.9) million, compared to loss from continuing operations of $(5.6) million for 2010. After recognition of discontinued operations, noncontrolling interests and dividends for preferred stock shareholders, the net loss attributable to common shareholders was $(18.9) million or $(0.82) per diluted share, for the year ended December 31, 2011, compared to net loss attributable to common shareholders of $(12.1) million or $(0.53) per diluted share for 2010.

During 2011 revenues from continuing operations were essentially flat at $75.8 million.

We refer to our entire portfolio as limited service hotels, which we further describe as midscale hotels, economy hotels and extended stay hotels. The same store portfolio used for comparison of the twelve months ending 2011 over the same period of 2010 consists of the 76 hotels in continuing operations that were owned by the company as of January 1, 2010. The Company’s 40 same-store economy hotels reflected a 1.1 percent increase in RevPAR to $31.13 in 2011 with a 2.7 percent decrease in occupancy to 62.2 percent and an increase in ADR of 3.8 percent. The Company’s 29 same-store midscale hotels experienced a 1.0 percent increase in RevPAR. Occupancy declined 2.6 percent and ADR was up 3.9 percent to $67.49. The extended stay hotels are economy hotels with significantly lower ADR and RevPAR than other limited service hotels. RevPAR for the seven same-store extended stay hotels was down 1.6 percent from the prior year to $17.14. Occupancy dropped 4.0 percent, and ADR increased 2.5 percent to $23.79. The total same-store portfolio of 76 hotels for the year ended 2011, compared with the prior year, had a 0.9 percent rise in RevPAR with a 2.9 percent decrease in occupancy, and a 3.8 percent increase in ADR. Overall the Company experienced a slight increase in RevPAR, however, the company did not experience the full benefit of the improvement in economic conditions in 2011.

Hotel and property operations expenses from continuing operations for the year ended 2011 increased $1.0 million or 1.8 percent. The increase was primarily driven by the following: $0.4 million was payroll related; $0.2 million was from increased utilities costs; and $0.2 million resulted from increased brand breakfast requirements. With marginal increases in revenue and decreased occupancy, the general increase in hotel expenses is attributed to the transition to new management companies.

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense from continuing operations decreased by $0.2 million, due primarily to declining principal balances. The depreciation and amortization expense from continuing operations decreased $1.1 million for 2011 over 2010, which was primarily caused by furniture, fixtures and equipment from acquisitions becoming fully depreciated.

The general and administration expense from continuing operations for 2011 is up $0.6 million or 16.4 percent compared to 2010. The primary drivers for this increase are an increase in salaries and wages due to additional employees and increased legal fees due to management company changes and release of costs associated with discontinued equity programs.

Impairment Losses

In 2011 we had $8.5 million of impairment losses in continuing operations and $5.8 million of impairment losses in discontinued operations for the year. In 2010 we had $2.1 million of impairment losses in continuing operations and $6.1 million of impairment losses in discontinued operations for the year. Discontinued operations consist of hotels held for sale at December 31, 2011 or sold during 2010 or 2011. See Note 6 in the footnotes to the consolidated financial statements for additional information including a discussion of our impairment analysis of our hotel assets.

The impairment losses consisted of the following:

	2011			2010
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Impairment losses, held for use	$8,970	$—	$8,970	$2,147	$—	$2,147
Impairment losses, held for sale	—	5,775	5,775	—	5,433	5,433
Impairment losses, sold	—	246	246	—	1,534	1,534
Impairment recovery	(425)	(258)	(683)	—	(916)	(916)

	$8,545	$5,763	$14,308	$2,147	$6,051	$8,198

Dispositions

In 2011 the $1.2 million variance in net gains (losses) on dispositions of assets is primarily related to the sale of the corporate office building. The $0.3 million in discontinued operations is due mainly to the gain on the sale of Wichita North. In 2010, discontinued operations reflected a $1.3 million gain on the disposition of assets. Of this, net gains of $1.4 million are attributable to properties that have been sold; while $0.1 million of net losses on the sale of assets are attributable to assets held for sale.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from our taxable REIT subsidiary, the TRS Lessee. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax benefit is a result of TRS Lessee’s losses for the years ended December 31, 2011 and 2010. The income tax benefit will vary based on the taxable earnings or loss of the TRS Lessee, a C corporation.

The income tax benefit from continuing operations increased by approximately $0.2 million during 2011 compared to the year ago period, due to an increased loss from continuing operations by the TRS Lessee in 2011.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2010			2009			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$75,300	$27,080	$102,380	$72,493	$33,001	$105,494	$2,807
Hotel and property operations expenses	(57,005)	(23,488)	(80,493)	(53,966)	(27,881)	(81,847)	(3,039)
Interest expense	(8,894)	(3,330)	(12,224)	(8,811)	(4,204)	(13,015)	(83)
Depreciation and amortization expense	(9,970)	(1,738)	(11,708)	(10,427)	(3,814)	(14,241)	457
General and administrative expenses	(3,443)	(71)	(3,514)	(3,813)	—	(3,813)	370
Impairment losses	(2,147)	(6,051)	(8,198)	(7,399)	(16,749)	(24,148)	5,252
Net gains (losses) on dispositions of assets	(66)	1,342	1,276	(109)	2,373	2,264	43
Other income	122	—	122	134	—	134	(12)
Income tax benefit	472	1,285	1,757	295	1,352	1,647	177

	$(5,631)	$(4,971)	$(10,602)	$(11,603)	$(15,922)	$(27,525)	$5,972

Revenues and Operating Expenses

Loss from continuing operations for the twelve months ended December 31, 2010 reflected $(5.6) million, compared to net loss of $(11.6) million for 2009. After recognition of discontinued operations, noncontrolling interest and dividends for preferred stock shareholders, the net loss attributable to common shareholders reflected $(12.1) million or $(0.53) per diluted share, for the year ended December 31, 2010, compared to $(28.9) million or $(1.33) per diluted share for 2009.

During 2010 revenues from continuing operations increased $2.8 million or 3.9 percent. This increase is primarily due to the economic recovery. The same store portfolio used for comparison of the twelve months ending 2010 over the same period of 2009 consists of 76 hotels in continuing operations that were owned by the company as of January 1, 2009. The Company’s 40 same-store economy hotels posted a 1.4 percent increase in RevPAR to $30.79 in 2010 with a 4.6 percent increase in occupancy to 63.9 percent, and a 3.0 percent decrease in ADR from $49.68 to $48.20. The Company’s 29 same-store midscale hotels had a 5.0 percent increase in RevPAR and a 9.8 percent increase in occupancy. ADR was $64.98, down 4.3 percent from 2009. The extended stay hotels are economy hotels with significantly lower ADR and RevPAR than other limited service hotels. RevPAR for the seven same store extended stay hotels was up 12.1 percent from the prior year to $17.41. Occupancy was up 18.5 percent, and ADR decreased 5.3 percent to $23.21. The total same-store portfolio of 76 hotels for the year ended 2010, compared with the prior year, had a 3.9 percent increase in RevPAR and an 8.8 percent increase in occupancy. ADR was down 4.5 percent from the prior year.

Hotel and property operations expenses from continuing operations for the year ended 2010 increased $3.0 million or 5.6 percent. The increase in occupancy was responsible for the majority of the variance, with franchise related fees up $0.8 million, payroll related expenses up $1.0 million, utilities costs up $0.4 million, supplies expense up $0.4 million, and management fees up $0.1 million in relation to the increased revenue.

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense from continuing operations increased slightly to $8.9 million. The depreciation and amortization expense from continuing operations decreased $0.5 million for 2010 over 2009. The general and administration expense from continuing operations for 2010 was down $0.4 million or 9.7 percent compared to 2009. The primary driver for this decrease is a reduction in salaries and wages caused by management changes and retirement, partially offset by an increase in professional fees.

Impairment Losses

See the discussion above regarding impairment charges for 2010. For 2009, we recorded an impairment charge of $7.4 million on hotels in continuing operations, and $16.7 million on hotels in discontinued operations, twelve of which were subsequently sold.

Dispositions

In 2010 we recognized net losses from continuing operations of approximately $0.1 on the disposition of furniture, fixtures, and equipment in the normal course of operations. Discontinued operations in 2010 included gains of $1.4 million on properties sold in 2010, offset by $0.1 million of net losses on assets held for sale. Discontinued operations in 2009 included gains of $2.4 million primarily as a result of the sale of two properties.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from our taxable REIT subsidiary, the TRS Lessee. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax benefit is a result of TRS Lessee’s losses for the year ended December 31, 2010 and 2009. The income tax benefit will vary based on the taxable earnings of the TRS Lessee, a C corporation.

The income tax benefit from continuing operations increased by approximately $0.2 million during 2010 compared to the prior period, due to an increased loss from continuing operations by the TRS Lessee in 2010.

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

Our business requires continued access to adequate capital to fund our liquidity needs. In 2011 and 2010, the Company reviewed its entire portfolio, identified properties considered non-core and developed timetables for disposal of those assets deemed non-core.

We focused on improving our liquidity through cash generating asset sales and disposition of assets that are not generating cash at levels consistent with our investment principles. In 2012, our foremost priorities continue to be preserving and generating capital sufficient to fund our liquidity needs. Given the deterioration and uncertainty in the economy and financial markets, management believes that access to conventional sources of capital will be challenging and management has planned accordingly. We are also working to proactively address challenges to our short-term and long-term liquidity position.

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

The Company has significant indebtedness maturing over the next year, including a $29.4 million balance on a loan with Greenwich Capital maturing in December 2012. If we are not successful in negotiating the refinancing of this debt or any other maturing debt, or finding alternate sources of financing in a difficult borrowing environment, we will be unable to meet the Company’s near-term liquidity requirements.

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

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The properties held for sale as of December 31, 2011 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

We are actively marketing the 24 properties held for sale, which we anticipate will result in the elimination of $34.5 million of debt and generate an expected $4.9 million of proceeds for operations. We continue to have interest from potential buyers in our 24 held for sale properties. The marketing process has been affected by deteriorating economic conditions and we have experienced some decreases in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

•	whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

•	whether potential buyers will be able to secure financing; and

•	the length of time needed to find a buyer and to close the sale of a property.

As our debt matures, our principal payment obligations also present significant future cash requirements. We expect lenders will continue to maintain tight lending standards, which could make it more difficult for us to obtain future credit facilities on terms similar to the terms of our current credit facilities or to obtain long-term financing on favorable terms or at all.

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

The Company is required to meet various financial covenants required by its existing lenders. If the Company’s future financial performance fails to meet these financial covenants, then its lenders also have the ability to take control of its encumbered hotel assets. Defaults with lenders due to failure to repay or refinance debt when due or failure to comply with financial covenants could also result in defaults under our credit facilities with Great Western Bank and General Electric Capital Corporation. Our Great Western Bank and General Electric Capital Corporation credit facilities contain cross-default provisions which would allow Great Western Bank and General Electric Capital Corporation to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements.

The Company did not declare a common stock dividend during 2011. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy. The Company intends to continue to meet its dividend requirements to retain its REIT status.

Sources and Uses of Cash

At December 31, 2011, available cash was $0.3 million and the Company’s available borrowing capacity on the Great Western Bank revolver was $2 million. The Company projected that at December 31, 2011 cash flows from operations and the available borrowing capacity from the revolver would be insufficient to meet both short term and long term liquidity requirements. As a consequence, in November 2011 the Company entered into an agreement to sell 3.0 million shares of Series C preferred stock and obtained a $5 million revolving credit facility from Elkhorn Valley Bank to fund the Company until the closing of the Series C preferred stock sale.

Short term outflows include monthly operating expenses, $0.2 million of termination fees to Royco Hotels, estimated annual debt service of $15.0 million and payment of dividends on Series A and Series B preferred stock. Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties and $76.7 million of scheduled debt repayments.

We have budgeted to increase our spending on capital improvements from $5 million in 2011 to $7 million on our existing hotels during 2012. The increase in capital expenditures is a result of complying with brand mandated improvements and initiating projects that we believe will generate a return on investment as we enter a period of recovery in the lodging sector. We will seek to satisfy these long-term liquidity requirements through the various sources of capital identified above, including the recently issued Series C preferred stock and net proceeds on sales of non performing hotels.

We completed a private offering of 3.0 million shares of Series C preferred stock in February 2012. Net proceeds of the offering, less expenses, were approximately $28.7 million. $7.1 million of the net proceeds were used to repay a $2.1 million promissory note and to repay the $5 million revolving credit facility with Elkhorn Valley Bank. The remaining net proceeds from the offering will be used to acquire upper midscale and upscale hotels and to meet our long term liquidity requirements. In addition, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. We project that proceeds from anticipated property sales during 2012, net of expenses and debt repayment, of $4.9 million will be available for the Company’s cash needs.

We project that our operating cash flow, revolving credit facility and the sources identified above will be sufficient to satisfy all of our liquidity and other capital needs over the next twelve to eighteen months.

Financing

On March 29, 2011, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which we may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to our registration statement on Form S-3 (333-170756). The Company sold through JMP, as its agent, an aggregate of 91,725 shares of common stock in 2011 and 65,000 shares of common stock in the fourth quarter of 2011, pursuant to ordinary brokers’ transactions on the Nasdaq Global Market. Gross proceeds in 2011 were $96,876, commissions to agent were $4,844, other miscellaneous expenses were $2,897, and net proceeds to the Company were $89,135. Gross proceeds in the fourth quarter of 2011 were $53,191, commissions to agent were $2,660 and net proceeds to Company were $50,531.

On March 26, 2010, we entered into a standby equity distribution agreement with YA Global Master SPV Ltd., or YA Global, for the offer and sale of up to $10 million of shares of our common stock at a price per share determined in accordance with the agreement. The common stock will be sold pursuant to our registration statement on Form S-3 (333-170756). No shares were sold under this agreement during 2011. The agreement has a termination date of April 1, 2012.

On November 16, 2011, the Company and Supertel Limited Partnership entered into a Purchase Agreement (the “Purchase Agreement”) with Real Estate Strategies L.P., a Bermuda limited partnership (“RES”), for the purchase from the Company of up to 3,000,000 shares of Series C Cumulative Convertible Preferred Stock (the “Series C preferred stock”). RES is an affiliate of IRSA Inversiones y Representaciones Sociedad Anónima, a publicly-traded company (NYSE: “IRS”) based in Buenos Aires, Argentina (“IRSA”). On January 31, 2012 at a special meeting, the shareholders of the Company, by the requisite vote, approved the issuance and sale of up to 3,000,000 shares of the Series C preferred stock, up to 30,000,000 shares of common stock of the Company which may be issued upon conversion of the Series C preferred stock, and warrants to purchase up to an additional 30,000,000 shares of common stock, to RES pursuant to the Purchase Agreement. The Company issued an aggregate of 3,000,000 shares of Series C preferred stock to RES for $30 million in closings on February 1 and February 15, 2012.

Each share of Series C preferred stock is entitled to a dividend of $0.625 per year payable in equal quarterly dividends. Each share of Series C preferred stock has a liquidation preference of $10.00 per share, in cash, plus an amount equal to any accrued and unpaid dividends.

The Series C preferred stock is convertible, at the option of the holder, at any time into common stock at a conversion price of $1.00 for each share of common stock, which is equal to the rate of ten shares of common stock for each share of Series C preferred stock. A holder of Series C preferred stock will not have conversion rights to the extent the conversion would cause the holder and its affiliates to beneficially own more than 34% of voting stock (the “Beneficial Ownership Limitation”). “Voting stock” means capital stock having the power to vote generally for the election of directors of the Company.

The Series C preferred stock will vote with the common stock as one class, subject to certain voting limitations. For any vote, the voting power of the Series C preferred stock will be equal to the lesser of: (a) 6.29 votes per share, or (b) an amount of votes per share such that the vote of all shares of Series C preferred stock in the aggregate equal 34% of the combined voting power of all the Company voting stock, minus an amount equal to the number of votes represented by the other shares of voting stock beneficially owned by RES and its affiliates (the “Voting Limitation”).

As long as RES has the right to designate two or more directors to the Company Board of Directors pursuant to the Directors Designation Agreement (described below), the following requires the approval of RES and IRSA:

•	the merger, consolidation, liquidation or sale of substantially all of the assets of the Company;

•	the sale by the Company of common stock or securities convertible into common stock equal to 20% or more of the outstanding common stock or voting stock; or

•

any Company transaction of more than $120,000 in which any of its directors or executive officers or any member of their immediate family will have a material interest, exclusive of employment compensation and interests arising solely from the ownership of the Company equity securities if all holders of that class of equity securities receive the same benefit on a pro rata basis.

On February 1, 2012 and February 15, 2012, in connection with the purchase of the Series C preferred stock, the Company issued and RES received warrants (“Warrants”) to purchase 30,000,000 shares of the Company’s common stock. Subject to the Beneficial Ownership Limitation, the Warrants are exercisable at any time on or before January 31, 2017 at an exercise price of $1.20 per share of common stock. The exercise price may be paid in cash, or the holder may also elect to pay the exercise price by having the Company withhold a sufficient number of shares from the exercise with a market value equal to the exercise price.

The Company, with the unanimous approval of the Board of Directors, entered into an Investor Rights and Conversion Agreement (the “Investor Rights and Conversion Agreement”) dated February 1, 2012 with RES and IRSA pursuant to which the Company granted RES and its affiliates and their respective subsidiaries, among other rights, the right to purchase equity shares or securities convertible into equity shares in future Company offerings on a pro rata basis based on their combined ownership of common stock and Series C preferred stock, provided that such purchase would not cause RES and its affiliates to exceed the Beneficial Ownership Limitation. In the agreement, RES agreed to certain standstill provisions including that neither RES nor its affiliates will acquire any securities that would result in RES and its affiliates owning more than 34% of the voting stock of the Company.

The Company, with the unanimous approval of the Board of Directors, entered into a registration rights agreement (the “Registration Rights Agreement”) dated February 1, 2012 with RES and IRSA. The Registration Rights Agreement requires the Company to register for resale by the holders the common stock issued upon conversion of the Series C preferred stock and upon exercise of the Warrants, and the Warrants and the Series C preferred stock. The Registration Rights Agreement also grants RES the right to participate in certain future underwritten offerings of securities by the Company.

The Company, with the unanimous approval of the Board of Directors, entered into a directors designation agreement (the “Directors Designation Agreement”) dated February 1, 2012 with RES and IRSA pursuant to which the Company will appoint up to four directors designated by RES and IRSA to the Company Board of Directors and to maintain the Company Board of Directors at no more than nine members. Messrs. Elsztain, Friend, Landry, and Sabin have been appointed to the Board of Directors pursuant to the agreement.

Pursuant to the agreement, RES agreed to vote for the election of the current Board of Directors who remain on the Board of Directors and their successors as nominated by the nominating committee of the Board of Directors. One of the directors designated by RES will be appointed to the nominating committee. As long as RES beneficially owns 7% or more of the voting power of the capital stock of the Company, the RES designees will be nominated and recommended for election at each annual meeting of the Company shareholders.

At December 31, 2011, we had long-term debt of $131.3 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.5 years and a weighted average interest rate of 6.37%. The weighted average fixed rate was 6.9%, and the weighted average variable rate was 4.7%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations.

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

	Held For Sale	Held For Use	TOTAL
2012	$34,500	$57,330	$91,830
2013	—	3,537	3,537
2014	—	3,763	3,763
2015	—	15,434	15,434
2016	—	18,656	18,656
Thereafter	—	32,625	32,625

	$34,500	$131,345	$165,845

2012 Maturities

At December 31, 2011, the Company had $91.8 million of principal due in 2012. Of this amount, $76.7 million of the principal due is associated with either assets held for use or assets held for sale, and matures in 2012 pursuant to the notes and mortgages evidencing such debt. The remaining $15.1 million is associated with assets held for sale and is not contractually due in 2012 unless the related assets are sold. The maturities comprising the $76.7 million consist of:

•	a $7.5 million balance on a term loan with Great Western Bank;

•	a $9.8 million balance on a term loan with Great Western Bank;

•	a $9.2 million balance on a term loan with Great Western Bank;

•	a $10.5 million balance on a revolving line of credit with Great Western Bank;

•	a $29.4 million balance on the loan with Greenwich Capital;

•	a $0.8 million note payable to First National Bank of Omaha;

•	a $3.0 million balance on a revolving credit facility with Elkhorn Valley Bank;

•	a $2.1 million note payable to Fredericksburg North Investors, LLC;

•	a $1.1 million balance on a note payable to General Electric Capital Corporation; and

•	approximately $3.3 million of principal amortization on mortgage loans.

Subsequent to December 31, 2011, $42.1 million of the $76.7 million of the 2012 loan maturities were extended beyond 2012 or paid off, leaving $34.6 million of contractual debt maturities currently due in 2012. On February 21, 2012, the maturity dates of three term loans and the revolver with Great Western Bank were extended to June 30, 2013. In February 2012, the $5 million balance on the revolving credit facility with Elkhorn Valley Bank ($3.0 million at December 31, 2011) and the $2.1 million note payable to Fredericksburg North Investors, LLC were paid off using a portion of the net proceeds from the sale of the Series C preferred stock. Both of the properties which were encumbered by these loans were held for sale as of December 31, 2011. The $1.1 million note payable to General Electric Capital Corporation is expected to be paid with available funds at the end of 2012.

The $29.4 million balance of the loan with Greenwich Capital matures in December 2012. The loan is secured by 32 hotels. The Company intends to break up the portfolio into several tranches and secure financing with several local and/or regional banks. The process to identify lenders began in March 2012.

On March 29, 2012, our credit facilities with General Electric Capital Corporation (GE) were amended to, among other things, require a principal prepayment of $7 million on or before December 31, 2012. This debt is expected to be funded from the proceeds of refinancing our hotels secured by Greenwich Capital.

2011 Transactions

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

On May 6, 2011, we sold a Super 8 in Wichita, Kansas (59 rooms) for approximately $1.4 million with a $0.4 million gain. Approximately $0.9 million of the proceeds were used to reduce borrowings from Elkhorn Valley Bank, with the remaining amount used to reduce the revolving line of credit with Great Western Bank.

On May 16, 2011, the Company borrowed $1.0 million from Yorkville Advisors. The note required scheduled installment payments, and the final installment was paid on October 5, 2011. The note bore interest at 9.5%.

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

On July 28, 2011, we sold a Masters Inn in Charleston, South Carolina (119 rooms) for $3.75 million with no gain or loss on the sale. The proceeds were used to pay down the loan with General Electric Capital Corporation. Prepayment penalties of $0.4 million have been deferred.

On July 29, 2011, we sold a Masters Inn in Marietta, Georgia (87 rooms) for $1.35 million with no gain or loss on the sale. The funds were used to pay down the loan with General Electric Capital Corporation. Prepayment penalties of $0.2 million have been deferred.

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

On September 30, 2011, the maturity date of the $2.2 million promissory note owed to Wells Fargo Bank was extended from September 30, 2011 to November 2011 and subsequently purchased by four company directors on November 21, 2011 as described below.

On November 9, 2011, the Company entered into a $5.0 million credit facility with Elkhorn Valley Bank. The borrowings were used to fund operations. The credit facility is secured by the Days Inn hotel located in Bossier City, Louisiana and guaranteed by four Company directors. The credit facility matures on June 1, 2012 and bears interest at 5.75%.

On November 16, 2011, the Company entered into a purchase agreement for the issuance and sale of $30 million of convertible preferred stock to Real Estate Strategies L.P., an investment vehicle indirectly controlled by IRSA Inversiones y Representaciones Sociedad Anonima (“IRSA”), an Argentina-based company. The sale of the Series C preferred stock occurred in February 2012.

On November 21, 2011, Fredericksburg North Investors, LLC, a Nebraska limited liability company formed by our Chairman of the Board, William C. Latham, our President, Chief Executive Officer and Director, Kelly A. Walters and two members of our Board of Directors, Steve H. Borgmann and Allen L. Dayton (the “Fred North Investors”), purchased the promissory note owed to Wells Fargo Bank for $2.1 million, which represented the principal amount owing on the credit facility to Wells Fargo Bank. In connection with the purchase, (a) the lien on the Days Inn hotel located in Fredericksburg, Virginia (North) was assigned to the Fred North Investors, (b) the lien on the Days Inn hotel located in Bossier City, Louisiana was released, (c) the maturity date was extended from November 30, 2011 to May 31, 2012, (d) the interest rate on the promissory note was increased from LIBOR plus 4.0% (subject to a 4.5% floor) to 10%, (e) the required monthly principal payments were decreased from $50,000 to $0 and (f) the financial covenants were eliminated.

On December 9, 2011, the Company amended its credit facilities with Great Western Bank. The maturity date of all loans was extended to June 30, 2013 after the purchase from the Company of the Series C preferred stock by Real Estate Strategies L.P.

On December 20, 2011, the Company closed on the sale of its 88-room Masters Inn in Doraville, Georgia for $1.02 million with no gain or loss on the sale. The proceeds from the sale were used to reduce related mortgage debt with General Electric Capital Corporation.

Covenants

The key financial covenants for certain of our loan agreements and compliance calculations as of December 31, 2011 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement). As of December 31, 2011, we were in compliance with the financial covenants. As a result, we are not in default of any of our loans.

(dollar amounts in thousands) Great Western Bank Covenants	December 31, 2011 Requirement	December 31, 2011 Calculation
Consolidated debt service coverage ratio calculated as follows: *	≥0.9:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(17,477)
Net adjustments per loan agreement		37,433

Adjusted NOI per loan agreement (A)		$19,956

Interest expense per financial statements - continuing operations		8,685
Interest expense per financial statements - discontinued operations		3,717

Total interest expense per financial statements		$12,402
Net adjustments per loan agreement		6,215

Debt service per loan agreement (B)		$18,617

Consolidated debt service coverage ratio		1.07:1
* Calculations based on prior four quarters

Great Western Bank Covenants	December 31, 2011 Requirement	December 31, 2011 Calculation
Loan-specific debt service coverage ratio calculated as follows: *	≥0.9:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(17,477)
Net adjustments per loan agreement		21,105

Adjusted NOI per loan agreement (A)		$3,628

Interest expense per financial statements - continuing operations		8,685
Interest expense per financial statements - discontinued operations		3,717

Total interest expense per financial statements		$12,402
Net adjustments per loan agreement		(8,885)

Debt service per loan agreement (B)		$3,517

Loan-specific debt service coverage ratio		1.03:1
* Calculations based on prior four quarters

Great Western Bank Covenants	December 31, 2011 Requirement	December 31, 2011 Calculation
Consolidated leverage ratio calculated as follows:	≤4.25
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements and loan agreement (A)		$176,549

Total assets per financial statements		221,172
Total liabilities per financial statements		176,549

Tangible net worth per loan agreement (B)		$44,623

Consolidated Leverage Ratio:		3.96

The Great Western Bank credit facilities also require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually commencing on December 31, 2012, and that we not pay dividends in excess of 75% of our funds from operations per year. The consolidated and loan-specific debt service coverage ratios for the credit facilities remain at 0.9 to 1, tested quarterly, through June 29, 2012. The consolidated debt service coverage ratio increases to 1.05 to 1, tested quarterly, from June 30, 2012 through the maturity of the credit facilities. The loan-specific debt service coverage ratio increases to 1.05 to 1, tested quarterly, from June 30, 2012 through December 30, 2012 and 1.20 to 1, tested quarterly, from December 31, 2012 through the maturity of the credit facilities.

The credit facilities with Great Western Bank currently consist of a $12.5 million revolving credit facility and term loans of $14 million, $10 million and $7.5 million. All loans under the credit facilities mature on June 30, 2013. The interest rate on the revolving credit portion of the credit facilities is 5.95% and the interest rate on the term loan portion of the credit facilities is 6.00%.

The credit facilities provide for $12.5 million of availability under the revolving credit facility through June 30, 2012, after which the loans available to us through the revolving credit facility and term loans may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.05 to 1 from July 1, 2012 through December 30, 2012 and 1.20 to 1 from December 31, 2012 through the maturity of the credit facilities. The credit facilities require a $500,000 reduction in the availability of the revolving credit facility by September 30, 2012 and an additional $500,000 reduction by December 31, 2012.

GE Covenants	December 31, 2011 Requirement	December 31, 2011 Calculation
Consolidated debt service coverage ratio calculated as follows: *	≥1.05:1
Adjusted EBITDA (A) / Debt service (B)
Net loss per financial statements		$(17,477)
Net adjustments per loan agreement		35,832

Adjusted EBITDA per loan agreement (A)		$18,355

Interest expense per financial statements - continuing operations		8,685
Interest expense per financial statements - discontinued operations		3,717

Total interest expense per financial statements		$12,402

Net adjustments per loan agreement		5,063

Debt service per loan agreement (B)		$17,465

Consolidated debt service coverage ratio		1.05:1
* Calculations based on prior four quarters

GE Covenants	December 31, 2011 Requirement	December 31, 2011 Calculation
Loan-specific total adjusted EBITDA calculated as follows: *	≥ $3.9 million
Net loss per financial statements		$(17,477)
Net adjustments per loan agreement		22,273

Loan-specific total adjusted EBITDA		$4,796
* Calculations based on prior four quarters

On March 29, 2012, our credit facilities with General Electric Capital Corporation (GE) were amended to replace existing financial covenant requirements with new financial covenant requirements. The new financial covenants require that, through the term of the loans, we maintain: (a) a minimum before dividend fixed charge coverage ratio (FCCR) with respect to our GE-encumbered properties (based on a rolling 12-month period) of 0.85:1 as of March 31, 2012, which requirement increases quarterly thereafter to 1.30:1 as of December 31, 2015; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 100% as of March 31, 2012, which requirement decreases quarterly thereafter to 60% as of December 31, 2015; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 0.95:1 as of March 31, 2012, which requirement increases quarterly thereafter to 1.30:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.75:1 as of March 31, 2012, which requirement increases quarterly thereafter to 1.00:1 as of December 31, 2013.

The GE amendment, among other things, also: (a) shortens the maturity date of the loans secured by the Masters Inn hotels and Savannah Suites hotels to December 31, 2014; (b) requires a principal prepayment of $7 million on or before December 31, 2012; (c) provides that the previous increases to the interest rates on the loans will remain in effect and will not be reduced in the future if we achieve a particular FCCR; (d) adds cross-default provisions with our other material debt and most favored lender provisions; and (e) implements restrictions on the prepayment of other debt.

In May 2008, we converted the interest rates on certain of our GE loans to fixed rates. Because interest rates have since decreased, there are yield maintenance costs associated with prepayments of those loans. The yield maintenance cost associated with the most recent Masters Inn sale was 16.5% of the amount prepaid. The GE amendment implements fixed prepayment fees on the loans secured by the Masters Inn hotels and Savannah Suites hotels (in lieu of the yield maintenance costs) which start at 2.5% of the amount prepaid in 2012 and increase over time up to 10% of the amount prepaid.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank and GE credit facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. We are not in default of any of our loans.

Acquisition of Hotels

There were no acquisitions made during 2011, 2010, or 2009.

Disposition of Hotels

Sale Date 2011	Hotel Location	Brand	Rooms	Sale Price (millions)
March	Atlanta (Tucker), GA	Masters Inn	107	$2.40
May	Wichita North, KS	Super 8	59	1.40
May	Jonesboro, GA	Tara Inn	127	1.85
July	Charleston, SC	Masters Inn	119	3.75
July	Marietta, GA	Masters Inn	87	1.35
December	Doraville, GA	Masters Inn	88	1.02

			587	$11.77

Additionally, the company sold its corporate office building for $1.75 million. In 2010 a total of nine hotels with 675 rooms were sold for $11.65 million. In 2009 we sold eight hotels with 674 rooms for approximately $17.2 million. Sale proceeds were primarily used to reduce debt.

Redemption of Preferred Operating Partnership Units

We own, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 99% general partnership interest in Supertel Limited Partnership, through which we own 45 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 1% is held by limited partners who transferred property interests to us in return for limited partnership interests in Supertel Limited Partnership. These limited partners hold, as of December 31, 2011, 97,008 common operating partnership units and 11,424 preferred operating partnership units. Each limited partner of Supertel Limited Partnership may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common or preferred units, at any time after a specified period following the date he or she acquired the units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, in our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock.

The preferred units were, as noted below, convertible by the holders into common units on a one-for-one basis or, at the option of the holders, redeemable for cash at $10 per unit until October 2011. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership. Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2012 their right to have units redeemed at $10 per unit. In October 2011, 39,611 units were redeemed at $10 each. The holders of the remaining 11,424 units elected to extend to October 24, 2012. In October 2010, all holders elected to extend until October 24, 2011. In October 2009, 126,751 units were redeemed at $10 each. The holders of the remaining 51,035 units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit.

Contractual Obligations

Below is a summary of certain obligations from continuing operations that will require capital (in thousands) as of December 31, 2011:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including interest	$156,369	$65,602	$15,976	$40,767	$34,024
Land leases	5,812	226	481	471	4,634
Other	449	309	140	—	—

Total contractual obligations	$162,630	$66,137	$16,597	$41,238	$38,658

The column titled Less Than 1 Year represents payments due for the balance of 2012. Long-term debt includes debt on properties classified in continued operations. The debt related to properties held for sale (and expected to be sold in the next 12 months, with the respective debt paid) of $34.5 million is not included in the table above.

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less. The land leases reflected in the table above represent continuing operations. In addition, the Company has two land leases associated with properties in discontinued operations. These two properties are expected to be sold in the next 12 months. The annual lease payments of $105,000 are not included in the table above. We also have management agreements with HMA, Strand, Kinseth and HLC for the management of our hotel properties.

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

Impairment of assets

In accordance with FASB ASC 360-10-35 Property Plant and Equipment – Overall - Subsequent Measurement, the Company analyzes its assets for impairment when events or circumstances occur that indicate the carrying amount may not be recoverable. As part of this process, the Company utilizes a two-step analysis to determine whether a trigger event (within the meaning of ASC 360-10-35) has occurred with respect to cash flow of, or a significant adverse change in business climate for, its hotel properties. Quarterly and annually the Company reviews all of its hotels to determine any property whose cash flow or operating performance significantly underperformed from budget or prior year, which the Company has set as a shortfall against budget or prior year as 15% or greater.

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

As of June 30, 2011 and December 31, 2011, the analysis above was used to determine that a trigger event as described in ASC 360-10-35 occurred for one and two of our held for use properties, respectively. In each case the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. Each property was then tested to determine if the carrying amount was recoverable using property specific assumptions. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment – Overall – Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability, the Company uses estimates of future cash flows associated with the individual property over the expected holding period and eventual disposition. In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotels were determined by management, based on discussions with our asset management group and our third party management companies. Each property was then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment – Overall – Implementation. In this analysis, the Company completed a detailed review of each hotel’s market conditions and future prospects, which incorporated specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. Based on the results of this analysis, it was determined that the Company’s investment in the subject properties was not fully recoverable; accordingly, impairment was recognized.

To determine the amount of impairment on the properties identified above, in accordance with FASB ASC 360-10-55, the Company calculated the excess of the carrying value of the property in comparison to its fair market value as of June 30, 2011 and December 31, 2011. As discussed in Note 1 - Fair Value Measurements, the fair market values were determined using Level 3 inputs in accordance with ASC 820-10-35 Fair Value Measurements and Disclosures – Overall – Subsequent Measurement. Based on this calculation, the Company determined total impairment of $2.8 million existed as of June 30, 2011 on the one held for use asset and $2.8 million existed as of December 31, 2011 on the two assets previously noted. Fair market value was determined by multiplying trailing 12 months’ revenue for the property by a revenue multiplier that was determined based on the company’s experience with similar hotel sales in the current year, available industry information and brokers’ opinions of value. As the fair market value of the properties impaired for the year ending December 31, 2011, was determined in part by management estimates, a reasonable possibility exists that future changes to inputs and assumptions could affect the accuracy of management’s estimates and such future changes could lead to further possible impairment in the future. During the 12 months ending December 31, 2011, the Company recorded impairment losses of $3.3 million and the recovery of previously recorded impairment of $0.4 million on four hotels reclassified from held for sale to held for use in the fourth quarter of 2011.

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

We are required to make subjective assessments as to the useful lives and classification of our properties for purposes of determining the amount of depreciation expense to reflect each year with respect to those properties. These assessments have a direct impact on our net income. Should we change the expected useful life or classification of particular assets, it would result in a change in depreciation expense and annual net income.

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

Management monitors our interest rate risk closely. The table below presents the annual maturities, weighted average interest rates on outstanding debt, excluding debt related to hotel properties held for sale, at the end of each year and fair values required to evaluate the expected cash flows under debt and related agreements, and our sensitivity to interest rate changes at December 31, 2011. Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed Rate Debt	$45,900	$2,508	$2,692	$14,317	$17,492	$15,926	$98,835	$100,662
Average Interest Rate	6.98%	6.90%	6.89%	6.90%	7.17%	7.33%	6.97%	—

Variable Rate Debt	$11,430	$1,028	$1,072	$1,117	$1,164	$16,699	$32,510	$32,510
Average Interest Rate	4.83%	4.10%	4.10%	4.10%	4.10%	4.10%	4.30%	—

As the table incorporates only those exposures that exist as of December 31, 2011, it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise after December 31, 2011.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 1.0%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.3 million annually. This assumes that the amount outstanding under the Company’s held for use variable rate debt remains at $32.5 million, the balance as of December 31, 2011.

Item 8. Financial Statements and Supplementary Data

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Supertel Hospitality, Inc.:

We have audited the accompanying consolidated balance sheets of Supertel Hospitality, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supertel Hospitality, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Omaha, Nebraska

March 30, 2012

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	December 31, 2011	December 31, 2010
ASSETS
Investments in hotel properties	$255,471	$268,107
Less accumulated depreciation	79,236	77,719

	176,235	190,388

Cash and cash equivalents	279	333
Accounts receivable, net of allowance for doubtful accounts of $194 and $133	1,891	1,717
Prepaid expenses and other assets	8,917	13,372
Deferred financing costs, net	850	988
Investment in hotel properties, held for sale, net	33,000	49,846

	$221,172	$256,644

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$10,704	$17,732
Debt related to hotel properties held for sale	34,500	42,739
Long-term debt	131,345	132,271

	176,549	192,742

Redeemable noncontrolling interest in consolidated partnership, at redemption value	114	511

Redeemable preferred stock 10% Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

EQUITY
Preferred stock, 40,000,000 shares authorized; 8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
Common stock, $.01 par value, 100,000,000 shares authorized; 23,070,387 and 22,917,509 shares outstanding	231	229
Common stock warrants	252	252
Additional paid-in capital	121,619	121,384
Distributions in excess of retained earnings	(85,398)	(66,479)

Total shareholders’ equity	36,712	55,394

Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $64 and $250	135	335

Total equity	36,847	55,729

	$221,172	$256,644

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2011	2010	2009
REVENUES
Room rentals and other hotel services	$75,827	$75,300	$72,493

EXPENSES
Hotel and property operations	58,039	57,005	53,966
Depreciation and amortization	8,825	9,970	10,427
General and administrative	4,008	3,443	3,813

	70,872	70,418	68,206

EARNINGS BEFORE NET GAINS (LOSSES) ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE, AND INCOME TAXES	4,955	4,882	4,287

Net gain (loss) on dispositions of assets	1,129	(66)	(109)
Other income	107	122	134
Interest expense	(8,685)	(8,894)	(8,811)
Impairment	(8,545)	(2,147)	(7,399)
Termination cost	(540)	—	—

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,579)	(6,103)	(11,898)

Income tax benefit	638	472	295

LOSS FROM CONTINUING OPERATIONS	(10,941)	(5,631)	(11,603)

Loss from discontinued operations, net of tax	(6,536)	(4,971)	(15,922)

NET LOSS	(17,477)	(10,602)	(27,525)

Noncontrolling interest	32	17	130

NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	(17,445)	(10,585)	(27,395)

Preferred stock dividend	(1,474)	(1,474)	(1,474)

NET LOSS ATTRIBUTABLE

TO COMMON SHAREHOLDERS	$(18,919)	$(12,059)	$(28,869)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations	$(0.54)	$(0.31)	$(0.60)
EPS from discontinued operations	$(0.28)	$(0.22)	$(0.73)

EPS Basic and Diluted	$(0.82)	$(0.53)	$(1.33)

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS
Income from continuing operations, net of tax	$(12,411)	$(7,117)	$(13,112)
Discontinued operations, net of tax	(6,508)	(4,942)	(15,757)

Net loss	$(18,919)	$(12,059)	$(28,869)

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Years ended December 31, 2011, 2010, and 2009
	Preferred Stock	Common Stock Warrants	Common Stock	Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Total Shareholder Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2009	$8	$—	$209	$112,804	$(25,551)	$87,470	$8,064	$95,534

Deferred compensation	—	—	—	6	—	6	—	6
Conversion of OP Units	—	—	11	7,343	—	7,354	(7,354)	—
Preferred dividends	—	—	—	—	(1,474)	(1,474)	—	(1,474)
Net loss	—	—	—	—	(27,395)	(27,395)	(302)	(27,697)

Balance at December 31, 2009	$8	$—	$220	$120,153	$(54,420)	$65,961	$408	$66,369

Deferred compensation	—	—	—	30	—	30	—	30
Common stock offerings	—	252	9	1,201	—	1,462	—	1,462
Preferred dividends	—	—	—	—	(1,474)	(1,474)	—	(1,474)
Net loss	—	—	—	—	(10,585)	(10,585)	(73)	(10,658)

Balance at December 31, 2010	$8	$252	$229	$121,384	$(66,479)	$55,394	$335	$55,729

Deferred compensation	—	—	—	29	—	29	—	29
Common stock offerings	—	—	1	88	—	89	—	89
Conversion of OP Units	—	—	1	118	—	119	(119)	—
Preferred dividends	—	—	—	—	(1,474)	(1,474)	—	(1,474)
Net loss	—	—	—	—	(17,445)	(17,445)	(81)	(17,526)

Balance at December 31, 2011	$8	$252	$231	$121,619	$(85,398)	$36,712	$135	$36,847

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,477)	$(10,602)	$(27,525)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,996	11,708	14,241
Amortization of intangible assets and deferred financing costs	469	487	595
Net gains on dispositions of assets	(1,452)	(1,276)	(2,264)
Amortization of stock option expense	29	30	6
Provision for impairment loss	14,308	8,198	24,148
Changes in operating assets and liabilities:
(Increase) decrease in assets	4,281	(8,267)	(1,525)
Increase (decrease) in liabilities	(7,289)	7,394	(1,575)

Net cash provided by operating activities	2,865	7,672	6,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(4,964)	(4,344)	(4,484)
Proceeds from sale of hotel assets	13,111	11,209	16,509

Net cash provided by investing activities	8,147	6,865	12,025

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(331)	(61)	(431)
Principal payments on long-term debt	(24,426)	(16,920)	(28,834)
Proceeds from long-term debt, net	15,261	2,417	15,541
Redemption of operating partnership units	(397)	—	(1,267)
Distributions to minority partners	(49)	(56)	(271)
Common stock offering	89	1,462	—
Dividends paid	(1,213)	(1,474)	(3,148)

Net cash used by financing activities	(11,066)	(14,632)	(18,410)

Decrease in cash and cash equivalents	(54)	(95)	(284)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	333	428	712

CASH AND CASH EQUIVALENTS, END OF YEAR	$279	$333	$428

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$11,953	$11,795	$12,487

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends declared	$1,474	$1,474	$1,474

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies

Description of Business

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 90 properties with the exception of furniture, fixtures and equipment on 70 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, SLP or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in SLP and at December 31, 2011 owned approximately 99% of the partnership interests in SLP. SLP is the general partner in SBILP. At December 31, 2011, SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). SLP and SBMIHI owned 99% and 1% of SBMILLC, respectively. SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, and SLP owned 100% of SSBLLC. References to “we”, “our”, and “us” herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of December 31, 2011, the Company owned 100 limited service hotels. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”), and HLC Hotels, Inc. (“HLC”).

The hotel management agreement, as amended, between TRS Lessee and Royco Hotels, the previous manager of 95 of the Company’s hotels, was terminated effective May 31, 2011. The agreement provided for Royco Hotels to operate and manage the hotels through December 31, 2011, with extension to December 31, 2016 upon achievement of average annual net operating income of at least 10% of the Company’s investment in the hotels. Under the agreement, Royco Hotels received a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increased above thresholds that ranged from up to $75 million to over $100 million, and was entitled, if earned, to an annual incentive fee of 10% of up to the first $1.0 million of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1.0 million. On March 25, 2011, Royco Hotels and the Company settled a lawsuit filed by Royco Hotels against the Company. The settlement agreement between the parties provides that the Company will pay an aggregate of $590 in varying amounts of installments through July 1, 2013 to Royco Hotels (of which $255 has been paid as of December 31, 2011) as financial settlement of the lawsuit and fees owed to Royco Hotels as termination fees for hotels that have been sold.

On April 21, 2011, the Company through TRS Lessee entered into separate management agreements with HMA, Strand and Kinseth as eligible independent operators to manage 95 of the Company’s hotels (two of which were subsequently sold) commencing June 1, 2011. These hotels were previously managed by Royco Hotels.

HMA manages 25 Company hotels in Arkansas, Louisiana, Tennessee, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s seven economy extended-stay hotels in Georgia and South Carolina as well as 16 additional Company hotels located in Georgia, Delaware, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 45 Company hotels in eight states primarily in the Midwest. Each of the management agreements expire on May 31, 2014 and will renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

Each of HMA, Strand and Kinseth receives a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel income and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

SLP owns 7 hotels which are operated under the Masters Inn name. TRS, the lessee of the hotels, entered into a management agreement with HLC, an affiliate of the sellers of the 7 hotels. The management agreement, as amended, provides for HLC to operate and manage the hotels through December 31, 2013 and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

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

Estimates, Risks and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses recognized during the reporting period. The significant estimates pertain to impairment analysis and allocation of purchase price (FASB ASC 805-10 Business Combinations - Overall). Actual results could differ from those estimates.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

Our business requires continued access to adequate capital to fund our liquidity needs. In 2011 and 2010, the Company reviewed its entire portfolio, identified properties considered non-core and developed timetables for disposal of those assets deemed non-core. We focused on improving our liquidity through cash generating asset sales and disposition of assets that are not generating cash at levels consistent with our investment principles. In 2012, our foremost priorities continue to be preserving and generating capital sufficient to fund our liquidity needs. Given the deterioration and uncertainty in the economy and financial markets, management believes that access to conventional sources of capital will be challenging and management has planned accordingly. We are also working to proactively address challenges to our short-term and long-term liquidity position.

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

The Company has significant indebtedness maturing over the next year, including a $29.4 million balance on a loan with Greenwich Capital maturing in December 2012. If we are not successful in negotiating the refinancing of this debt, or any other maturing debt, or finding alternate sources of financing in a difficult borrowing environment, we will be unable to meet the Company’s near-term liquidity requirements.

These above sources are essential to our liquidity and financial position, and we cannot assure shareholders that we will be able to successfully access them (particularly in the current economic environment). If we are unable to generate cash from these sources, we may have liquidity-related capital shortfalls and will be exposed to default risks. The significant issues with access to the liquidity sources identified above could lead to our insolvency.

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was potential upside when hotel fundamentals return to stabilized levels. The 24 properties held for sale as of December 31, 2011 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

We are actively marketing the 24 properties held for sale, which we anticipate will result in the elimination of an estimated $34.5 million of debt and generate an expected $4.9 million of proceeds for operations. The marketing process has been affected by deteriorating economic conditions and we have experienced some decreases in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

•	whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

•	whether potential buyers will be able to secure financing; and

•	the length of time needed to find a buyer and to close the sale of a property.

As our debt matures, our principal payment obligations also present significant future cash requirements. We expect lenders will continue to maintain tight lending standards, which could make it more difficult for us to obtain future credit facilities on terms similar to the terms of our current credit facilities or to obtain long term financing on favorable terms or at all.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

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

The Company is required to meet various financial covenants required by its existing lenders. If the Company’s future financial performance fails to meet these financial covenants, then its lenders also have the ability to take control of its encumbered hotel assets. Defaults with lenders due to failure to repay or refinance debt when due or failure to comply with financial covenants could also result in defaults under our credit facilities with Great Western Bank and General Electric Capital Corporation. Our Great Western Bank and General Electric Capital Corporation credit facilities contain cross-default provisions which would allow Great Western Bank and General Electric Capital Corporation to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements.

The Company did not declare a common stock dividend during 2011 or 2010. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy. The Company intends to continue to meet its dividend requirements to retain its REIT status.

Sources and Uses of Cash

At December 31, 2011, available cash was $0.3 million and the Company’s available borrowing capacity on the Great Western Bank revolver was $2 million. The Company projected that at December 31, 2011 cash flows from operations and the available borrowing capacity from the revolver would be insufficient to meet both short term and long term liquidity requirements. As a consequence, in November 2011 the Company entered into an agreement to sell 3.0 million shares of Series C preferred stock and obtained a $5 million revolving credit facility from Elkhorn Valley Bank to fund the Company until the closing of the Series C preferred stock sale.

Short term outflows include monthly operating expenses, $0.2 million of termination fees to Royco Hotels, estimated annual debt service of $15.0 million and payment of dividends on Series A and Series B preferred stock. Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties and $76.7 million of scheduled debt repayments.

We have budgeted to increase our spending on capital improvements from $5 million in 2011 to $7 million on our existing hotels during 2012. The increase in capital expenditures is a result of complying with brand mandated improvements and initiating projects that we believe will generate a return on investment as we enter a period of recovery in the lodging sector. We will seek to satisfy these long-term liquidity requirements through the various sources of capital identified above, including the recently issued Series C preferred stock and net proceeds on sales of non performing hotels.

We completed a private offering of 3.0 million shares of Series C preferred stock in February 2012. Net proceeds of the offering, less expenses, were approximately $28.7 million. $7.1 million of the net proceeds were used to repay a $2.1 million promissory note and to repay the $5 million revolving credit facility with Elkhorn Valley Bank. The remaining net proceeds from the offering will be used to acquire upper midscale and upscale hotels and to meet our long term liquidity requirements. In addition, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. We project that proceeds from anticipated property sales during the 2012, net of expenses and debt repayment, of $4.9 million will be available for the Company’s cash needs.

We project that our operating cash flow, revolving credit facility and proceeds from additional secured or unsecured debt financings along with the sources identified above will be sufficient to satisfy all of our liquidity and other capital needs over the next twelve to eighteen months.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

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

In accordance with the provisions of FASB ASC 360-10-45 Property, Plant, and Equipment - Overall - Other Presentation Matters, a hotel is considered held for sale when a contract for sale is entered into, a substantial, non refundable deposit has been committed by the purchaser, and sale is expected to occur within one year, or if management has determined to sell the property within one year. Depreciation of these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. Revenues and expenses of properties that are classified as held for sale or sold are presented as discontinued operations for all periods presented in the statements of operations if the properties will be or have been sold on terms where the Company has limited or no continuing involvement with them after the sale. If active marketing ceases or the properties no longer meet the criteria to be classified as held for sale, the properties are reclassified as operating and measured at the lower of their (a) carrying amount before the properties were classified as held for sale, adjusted for any depreciation expense that would have been recognized had the properties been continuously classified as operating or (b) their fair value at the date of the subsequent decision not to sell.

Gains on sales of real estate are recognized in accordance with FASB ASC 360-20 Property, Plant, and Equipment – Real Estate Sales (“ASC 360-20”). The specific timing of the sale is measured against various criteria of ASC 360-20 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent we sell a property and retain a partial ownership interest in the property, we generally recognize gain to the extent of the third party ownership interest in accordance with ASC 360-20.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

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

Deferred income taxes relate primarily to the TRS Lessee and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of the TRS Lessee and their respective tax basis and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries (“TRS”) and may continue to qualify as a REIT provided that the TRS enters into management agreements with an “eligible independent contractor” that will manage the hotels leased by the TRS. The Company formed the TRS Lessee and, effective January 1, 2002, the TRS Lessee leased all of the hotel properties. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee has incurred operating losses for financial reporting and federal income tax purposes for 2011, 2010 and 2009.

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

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

Level 3 includes unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

During the 12 months ending December 31, 2011, Level 3 inputs were used to determine impairment losses of $5.8 million on held for sale and sold hotels. This includes the recovery of previously recorded impairment for which sale price or fair value exceeded management’s previous estimates in the amount of $0.3 million on assets held for sale and sold. The Company also recorded $8.5 million in impairment loss on seven held for use hotels. This includes the impairment loss of $3.3 million and the recovery of previously recorded impairment of $0.4 million on four hotels reclassified from held for sale to held for use in the fourth quarter of 2011.

During the 12 months ending December 31, 2010, Level 3 inputs were used to determine impairment losses of $6.1 million on held for sale and sold hotels. These impairment losses include the recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.9 million on assets held for sale and sold. The Company also recorded $2.1 million in impairment loss on one held for use hotel.

During the 12 months ending December 31, 2009, Level 3 inputs were used to determine impairment losses of $16.7 million on held for sale and sold hotels. These impairment losses include the recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.07 million on two assets sold in 2009. This recovery was recorded in the period the sale occurred. The Company also recorded $7.4 million in impairment loss on five held for use hotels.

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

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The carrying value and estimated fair value of the Company’s debt, as of December 31, 2011, are presented in the table below:

(In thousands)	Carrying Value		Estimated Fair Value
	December 31,		December 31,
	2011	2010	2011	2010
Continuing operations	$131,345	$132,271	$133,172	$136,444
Discontined operations	34,500	42,739	35,274	44,417

Total	$165,845	$175,010	$168,446	$180,861

Preferred and Common Limited Partnership Units in SLP

At December 31, 2011, 2010, and 2009 there were 97,008, 158,161 and 158,161, respectively of SLP common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). During 2011 and 2009, 61,153 and 1,077,645 common operating units, respectively, were converted into 61,153 and 1,077,645 shares of common stock, respectively. In addition, the 11,424, 51,035 and 51,035 shares of SLP preferred operating units held by the limited partners as of December 31, 2011, 2010 and 2009, respectively, are antidilutive and are therefore excluded from the earnings per share calculation.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

Preferred Stock of SHI

At December 31, 2011, 2010 and 2009, there were 803,270 shares each year of Series A Preferred Stock. The shares of Series A Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, are antidilutive for the year ended December 31, 2011, 2010 and 2009, for the earnings per share computation. The exercise price of the preferred stock warrants exceeded the market price of the common stock, and therefore these shares were excluded from the computation of diluted earnings per share. The conversion rights of the Series A Preferred Stock were cancelled as of February 20, 2009. See additional information regarding preferred stock and warrants in Note 12.

At December 31, 2011, 2010 and 2009, there were 332,500 shares, each year, of Series B Cumulative Preferred Stock outstanding. The Series B Cumulative Preferred Stock is not convertible into common stock, therefore, there is no dilutive effect on earnings per share.

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

The potential common shares represented by outstanding stock options for the years ended December 31, 2011, 2010 and 2009 totaled 215,500, 255,143, and 230,715 respectively, of which 215,500, 255,143 and 230,715 shares, respectively are assumed to be repurchased with proceeds from the exercise of stock options with no shares being dilutive for the purposes of calculating earnings per share.

Share-Based Compensation Expense

The Plan is accounted for in accordance with FASB ASC Topic 718 – 10 Compensation – Stock Compensation – Overall, requiring the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The expense recognized in the consolidated financial statements for the year ended December 31, 2011, 2010, and 2009 for share-based compensation related to employees and directors was $29, $30 and $6, respectively.

Noncontrolling Interest

Noncontrolling interest in SLP represents the limited partners’ proportionate share of the equity in the operating partnership. Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2012 their right to have units redeemed at $10 per unit. In October 2011, 39,611 units were redeemed at $10 each. The holders of the remaining 11,424 units elected to extend to October 24, 2012. In October 2010, all holders elected to extend until October 24, 2011. In October 2009, 126,751 units were redeemed at $10 each. The holders of the remaining 51,035 units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit. See additional information regarding SLP units in Note 11. There were no common operating units redeemed in 2010. During 2011 and 2009, 61,153 and 1,077,645 SLP common operating units of limited partnership interest were redeemed by unit holders for common shares of SHI. At December 31, 2011, the aggregate partnership interest held by the limited partners in SLP was approximately 1.0%. Income is allocated to noncontrolling interest based on the weighted average percentage ownership throughout the year.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

Concentration of Credit Risk

The Company maintained a major portion of its deposits with Great Western Bank, a Nebraska Corporation at December 31, 2011, 2010 and 2009. The balance on deposit at Great Western Bank exceeded the federal deposit insurance limit; however, management believes that no significant credit risk exists with respect to the uninsured portion of this cash balance.

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

	2011	2010	2009
Basic and Diluted Earnings per Share Calculation:

Numerator:
Net loss attributable to common shareholders:
* Continuing operations	$(12,411)	$(7,117)	$(13,112)
* Discontinued operations	(6,508)	(4,942)	(15,757)

Net loss attributable to common shareholders - total	$(18,919)	$(12,059)	$(28,869)

Denominator:
Weighted average number of common shares - basic and diluted	22,977,747	22,556,382	21,646,612

Basic and Diluted Earnings Per Common Share:
Net loss attributable to common shareholders per weighted average common share:
* Continuing Operations	$(0.54)	$(0.31)	$(0.60)
* Discontinued Operations	(0.28)	(0.22)	(0.73)

Total - Basic and Diluted	$(0.82)	$(0.53)	$(1.33)

*	The net loss attributable to noncontrolling interest is allocated between continuing and discontinued operations for the purpose of the EPS calculation.

Note 3. Acquisitions and Development

There were no acquisitions and no properties under construction or redevelopment during 2011, 2010, or 2009.

Note 4. Investments in Hotel Properties

Investments in hotel properties consisted of the following at December 31:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

	2011			2010
	Held For Sale	Held For Use	TOTAL	Held For Sale	Held For Use	TOTAL
Land	$6,367	$31,624	$37,991	$9,390	$33,585	$42,975
Acquired below market lease intangibles	69	883	952	69	883	952
Buildings, improvements, vehicle	34,277	180,546	214,823	48,246	192,157	240,403
Furniture and equipment	10,917	42,051	52,968	12,449	41,269	53,718
Construction-in-progress	52	367	419	119	213	332

	51,682	255,471	307,153	70,273	268,107	338,380

Less accumulated depreciation	18,682	79,236	97,918	20,427	77,719	98,146

	$33,000	$176,235	$209,235	$49,846	$190,388	$240,234

Note 5. Net Gains (Losses) on Sales of Properties and Discontinued Operations

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations. Gains, losses and impairment losses for both continuing and discontinued operations are summarized as follows:

	2011	2010	2009
Continuing Operations
Sale of office building	$1,129	$—	$—
Impairment losses	(8,545)	(2,147)	(7,399)
Loss on sale of assets	—	(66)	(109)

	(7,416)	(2,213)	(7,508)

Discontinued Operations
Sales of properties	$376	$1,414	$2,520
Impairment losses	(5,763)	(6,051)	(16,749)
Loss on sale of assets	(53)	(72)	(147)

	(5,440)	(4,709)	(14,376)

Total	$(12,856)	$(6,922)	$(21,884)

As of December 31, 2011, the Company has 24 properties classified as held for sale. In 2011, 2010 and 2009, the Company sold six hotels, nine hotels and eight hotels, respectively, resulting in gains of $376, $1,414 and $2,520, respectively. In 2011, 2010, and 2009, the Company recognized net losses and impairment on the disposition of assets of approximately $5,440, $4,775, and $14,485.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company allocated $3,717, $3,330, and $4,204 to discontinued operations for the years ended December 31, 2011, 2010, and 2009, respectively.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

The operating results of hotel properties included in discontinued operations are summarized as follows:

	2011	2010	2009

Revenues	$22,080	$27,080	$33,001
Hotel and property operations expenses	(19,504)	(23,488)	(27,881)
Interest expense	(3,717)	(3,330)	(4,204)
Depreciation and amortization expense	(1,171)	(1,738)	(3,814)
General and administrative expense	(50)	(71)	—
Net gain on dispositions of assets	323	1,342	2,373
Impairment loss	(5,763)	(6,051)	(16,749)
Income tax benefit	1,266	1,285	1,352

	$(6,536)	$(4,971)	$(15,922)

As of December 31, 2011, the Company had 24 hotels classified as held for sale. At the beginning of 2011 the Company had 18 hotels held for sale and during the year classified an additional nineteen hotels as held for sale. Six of these hotels were sold during 2011, and seven of the hotels were reclassified as held for use due to changes in the property’s market condition. Since our previously filed financial statements on Form 10-Q as of September 30, 2011, in addition to the six hotels reclassified as held for use, eleven hotels were reclassified as held for sale. The impact of these changes was to increase losses from continuing operations by $0.2 million and $0.6 million for the years ended 2010 and 2009, respectively, compared to the previously filed financial statements in the 2010 Form 10-K.

Note 6. Impairment Losses

In accordance with FASB ASC 360-10-35 Property Plant and Equipment – Overall - Subsequent Measurement, the Company analyzes its assets for impairment loss when events or circumstances occur that indicate the carrying amount may not be recoverable. As part of this process, the Company utilizes a two-step analysis to determine whether a trigger event (within the meaning of ASC 360-10-35) has occurred with respect to cash flow of, or a significant adverse change in business climate for, its hotel properties. Quarterly and annually the Company reviews all of its held for use hotels to determine any property whose cash flow or operating performance significantly underperformed from budget or prior year, which the Company has set as a shortfall against budget or prior year as 15% or greater.

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

As of June 30, 2011 and December 31, 2011, the analysis above was used to determine that a trigger event as described in ASC 360-10-35 occurred for one and two of our held for use properties, respectively. In each case the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. Each property was then tested to determine if the carrying amount was recoverable using property specific assumptions. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment – Overall – Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability, the Company uses estimates of future cash flows associated with the individual property over the expected holding period and eventual disposition.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotels were determined by management, based on discussions with our asset management group and our third party management companies. Each property was then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment – Overall – Implementation. In this analysis, the Company completed a detailed review of each hotel’s market conditions and future prospects, which incorporated specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. Based on the results of this analysis, it was determined that the Company’s investment in the subject properties was not fully recoverable; accordingly, impairment was recognized.

To determine the amount of impairment on the properties identified above, in accordance with FASB ASC 360-10-55, the Company calculated the excess of the carrying value of the property in comparison to its fair market value as of June 30, 2011 and December 31, 2011. As discussed in Note 1 - Fair Value Measurements, the fair market values were determined using Level 3 inputs in accordance with ASC 820-10-35 Fair Value Measurements and Disclosures – Overall – Subsequent Measurement. Based on this calculation, the Company determined total impairment of $2.8 million existed as of June 30, 2011 on the one held for use asset and $2.8 million existed as of December 31, 2011 on the two assets previously noted. Fair market value was determined by multiplying trailing 12 months’ revenue for the property by a revenue multiplier that was determined based on the company’s experience with similar hotel sales in the current year, available industry information and brokers’ opinions of value. As the fair market value of the properties impaired for the year ending December 31, 2011, was determined in part by management estimates, a reasonable possibility exists that future changes to inputs and assumptions could affect the accuracy of management’s estimates and such future changes could lead to further possible impairment in the future. During the 12 months ending December 31, 2011, the Company recorded impairment losses of $3.3 million and the recovery of previously recorded impairment of $0.4 million on four hotels reclassified from held for sale to held for use in the fourth quarter of 2011.

Note 7. Long-Term Debt

Long-term debt consisted of the following notes and mortgages payable at December 31:

	2011	2010
Mortgage loan payable to Greenwich Capital Financial Products, Inc. (“Greenwich”), evidenced by a promissory note dated November 26, 2002, in the amount of $40 million. The note bears interest at 7.50% per annum. Monthly principal and interest payments are payable through maturity on December 1, 2012, at which point the remaining principal and accrued interest are due.	$29,406	$30,972

Revolving credit facility from Great Western Bank, previously evidenced by a promissory note dated December 3, 2008. The revolving line of credit had a limit of $20 million with interest payable monthly. On December 9, 2011, the facility was refinanced into a $12.5 million revolving credit facility and a $7.5 million mortgage loan (see below). The facility bears interest at 5.95% per annum. On February 21, 2012, the maturity was extended to June 30, 2013.	$10,443	$15,793

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

	2011	2010
Mortgage loan payable to Great Western Bank evidenced by a promissory note dated December 9, 2011, in the amount of $7.5 million. The note bears interest at 6% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on the maturity date. On February 21, 2012, the maturity was extended to June 30, 2013.	$7,500	$0

Mortgage loan payable to Great Western Bank evidenced by a promissory note dated December 3, 2008, in the amount of $14 million. The note bears interest at 6% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on the maturity date. On February 21, 2012, the maturity was extended to June 30, 2013.	$9,830	$11,832

Mortgage loan payable to Great Western Bank evidenced by a promissory note dated May 5, 2009, in the amount of $10 million. The note bears interest at 6% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on the maturity date. On February 21, 2012, the maturity was extended to June 30, 2013.	$9,244	$9,551

Credit facility from Wells Fargo Bank for up to $12 million, previously evidenced by a promissory note dated September 28, 2007. The note was modified on March 16, 2009 to reduce the amount available for borrowing to $9.5 million and eliminate the revolving feature. The note was sold to Fredericksburg North Investors, LLC on November 21, 2011. The note bears interest at 10% per annum and requires the outstanding principal and interest to be paid in full on May 31, 2012. The note was paid in full on February 16, 2012.	$2,120	$5,294

Mortgage loan payable to Citigroup Global Markets Realty Corp. evidenced by a promissory note dated November 7, 2005, in the amount of $14.8 million. The note bears interest at 5.97% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on November 11, 2015.	$13,030	$13,373

Mortgage loan payable to General Electric Capital Corporation (“GECC”) evidenced by a promissory note dated December 31, 2007, in the amount of $7.9 million. The note bears interest at three-month LIBOR plus 2.00% (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2011 was 4.03%.	$4,806	$5,268

Mortgage loan payable to GECC evidenced by a promissory note dated August 18, 2006, in the amount of $17.9 million. On May 1, 2008, the Company converted the loan to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. Monthly installments of principal and interest are due until September 1, 2016 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2011 was 7.17%.

	$16,343	$16,718

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

	2011	2010

Mortgage loan payable to GECC evidenced by a promissory note dated January 5, 2007, in the amount of $15.6 million. On May 1, 2008, the Company converted the loan to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. Monthly installments of principal and interest are due until February 1, 2017 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2011 was 7.17%.

	$12,674	$13,061

Mortgage loan payable to GECC evidenced by a promissory note dated February 6, 2007, in the amount of $3.4 million. On May 1, 2008, the Company converted the loan to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. Monthly installments of principal and interest are due until March 1, 2017 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2011 was 7.17%.

	$3,173	$3,239

Mortgage loan payable to GECC evidenced by a promissory note dated May 16, 2007, in the amount of $27.8 million. On May 1, 2008, the Company converted the loan to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. Monthly installments of principal and interest are due until June 1, 2017, when the remaining principal balance is due. The principal amount owing on this loan includes $1.09 million of prepayment fees related to principal prepayments required in connection with hotel sales. GECC has agreed to forbear from requiring payment of such prepayment fees until December 31, 2012. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2011 was 7.69%.

	$13,562	$20,994

Mortgage loan payable to Wachovia Bank evidenced by a promissory note dated February 4, 1998, in the amount of $2.5 million, assumed by the Company on April 4, 2007 with a remaining principal balance of $2.0 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$1,481	$1,597

Mortgage loan payable to Wachovia Bank evidenced by a promissory note dated February 4, 1998, in the amount of $2.8 million, assumed by the Company on April 4, 2007 with a remaining principal balance of $2.2 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$1,629	$1,756

Mortgage loan payable to Wachovia Bank evidenced by a promissory note dated February 4, 1998, in the amount of $4.2 million, assumed by the Company on April 4, 2007 with a remaining principal balance of $3.3 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$2,478	$2,671

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

	2011	2010
Mortgage loan payable to Wachovia Bank evidenced by a promissory note dated February 4, 1998, in the amount of $5.1 million, assumed by the Company on April 4, 2007 with a remaining principal balance of $4.0 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$3,024	$3,260

Mortgage Loan payable to GECC evidenced by a promissory note dated January 2, 2008, in the amount of $6.8 million. The note bears interest at the 90-day London Interbank Offered Rate plus a margin of 200 basis points (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2011 was 4.03%.	$6,460	$6,709

Mortgage Loan payable to GECC evidenced by a promissory note dated January 2, 2008, in the amount of $3.4 million. The note bears interest at the 90-day London Interbank Offered Rate plus a margin of 200 basis points (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2011 was 4.03%.	$3,228	$3,352

Mortgage Loan payable to GECC evidenced by a promissory note dated January 2, 2008, in the amount of $1.1 million. The note bears interest at the 90-day London Interbank Offered Rate plus a margin of 200 basis points (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2011 was 4.03%.	$1,050	$1,091

Mortgage Loan payable to GECC evidenced by a promissory note dated January 2, 2008 in the amount of $4.4 million. The note bears interest at the 90-day London Interbank Offered Rate plus a margin of 200 basis points (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2011 was 4.03%.	$4,159	$4,319

Mortgage Loan payable to GECC evidenced by a promissory note dated January 31, 2008 in the amount of $2.5 million. The note bears interest at the 90-day London Interbank Offered Rate plus a margin of 256 basis points (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 100 basis points. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2011 was 4.59%.	$2,363	$2,449

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

	2011	2010
Mortgage Loan payable to Elkhorn Valley Bank evidenced by a promissory note, dated March 19, 2009, in the amount of $1.0 million. The note bears interest at 6.5%. Monthly principal and interest payments are due through March 2014, with the balance of the loan payable on April 1, 2014. On September 30, 2011, the balance of the loan was paid in full with proceeds from the sale of the corporate office building.	$0	$871

Mortgage loan payable to Elkhorn Valley Bank evidenced by a promissory note dated September 20, 2011, in the amount of $0.96 million. The note bears interest at 5.75%. Monthly principal and interest payments are due through September 2013, with the balance of the loan payable on September 15, 2013.	$943	$0

Mortgage Loan payable to First National Bank of Omaha evidenced by a promissory note dated January 26, 2010, in the amount of $0.8 million. The note bears interest at the one month London Interbank Offered Rate plus 4.0 percentage points with a 5.0% floor. The rate as of December 31, 2011 was 5.0%. Monthly interest payments are due through maturity, with the balance of the loan due on the maturity date. On March 1, 2012, the maturity of the note was extended to May 1, 2012.	$840	$840

Mortgage loan payable to Elkhorn Valley Bank evidenced by a promissory note dated June 7, 2011, in the amount of $3.1 million. The note bears interest at 6.25%. Monthly principal and interest payments are due through June 2016, with the balance of the loan payable on June 15, 2016.	$3,059	$0

Mortgage loan payable to Elkhorn Valley Bank evidenced by a promissory note dated November 9, 2011, in the amount of $5.0 million. The note bears interest at 5.75%. Monthly interest payments are due through June 2012, with the balance of the loan payable on June 1, 2012. The loan was paid in full on February 3, 2012.	$3,000	$0

Total Debt	$165,845	$175,010

The long-term debt is secured by 100 and 106 of the Company’s hotel properties, as of December 31, 2011 and 2010, respectively. The Company’s debt agreements contain requirements as to the maintenance of minimum EBITDA levels, minimum levels of debt service and fixed charge coverage and required loan-to-value ratios and net worth, and place certain restrictions on distributions.

The key financial covenants for certain of our loan agreements and compliance calculations as of December 31, 2011 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement). As of December 31, 2011, we were either in compliance with the financial covenants or obtained waivers for non-compliance (as discussed below). As a result, we are not in default of any of our loans.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

Great Western Bank Covenants	December 31, 2011 Requirement	December 31, 2011 Calculation

Consolidated debt service coverage ratio calculated as follows: *	≥0.9:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(17,477)
Net adjustments per loan agreement		37,433

Adjusted NOI per loan agreement (A)		$19,956

Interest expense per financial statements - continuing operations		8,685
Interest expense per financial statements - discontinued operations		3,717

Total interest expense per financial statements		$12,402
Net adjustments per loan agreement		6,215

Debt service per loan agreement (B)		$18,617

Consolidated debt service coverage ratio		1.07:1

*	Calculations based on prior four quarters

Great Western Bank Covenants	December 31, 2011 Requirement	December 31, 2011 Calculation

Loan-specific debt service coverage ratio calculated as follows: *	≥0.9:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(17,477)
Net adjustments per loan agreement		21,105

Adjusted NOI per loan agreement (A)		$3,628

Interest expense per financial statements - continuing operations		8,685
Interest expense per financial statements - discontinued operations		3,717

Total interest expense per financial statements		$12,402
Net adjustments per loan agreement		(8,885)

Debt service per loan agreement (B)		$3,517

Loan-specific debt service coverage ratio		1.03:1

*	Calculations based on prior four quarters

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

Great Western Bank Covenants	December 31, 2011 Requirement	December 31, 2011 Calculation

Consolidated leverage ratio calculated as follows:	≤4.25
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements and loan agreement (A)		$176,549

Total assets per financial statements		221,172
Total liabilities per financial statements		176,549

Tangible net worth per loan agreement (B)		$44,623

Consolidated Leverage Ratio:		3.96

The Great Western Bank credit facilities also require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70% tested annually commencing on December 31, 2012, and that we not pay dividends in excess of 75% of our funds from operations per year. The consolidated and loan-specific debt service coverage ratios for the credit facilities remain at 0.9 to 1, tested quarterly, through June 29, 2012. The consolidated debt service coverage ratio increases to 1.05 to 1, tested quarterly, from June 30, 2012 through the maturity of the credit facilities. The loan-specific debt service coverage ratio increases to 1.05 to 1, tested quarterly, from June 30, 2012 through December 30, 2012 and 1.20 to 1, tested quarterly, from December 31, 2012 through the maturity of the credit facilities.

The credit facilities with Great Western Bank currently consist of a $12.5 million revolving credit facility and term loans of $14 million, $10 million and $7.5 million. All loans under the credit facilities mature on June 30, 2013. The interest rate on the revolving credit portion of the credit facilities is 5.95% and the interest rate on the term loan portion of the credit facilities is 6.00%.

The credit facilities provide for $12.5 million of availability under the revolving credit facility through June 30, 2012, after which the loans available to us through the revolving credit facility and term loans may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.05 to 1 from July 1, 2012 through December 30, 2012 and 1.20 to 1 from December 31, 2012 through the maturity of the credit facilities. The credit facilities require a $500 reduction in the availability of the revolving credit facility by September 30, 2012 and an additional $500 reduction by December 31, 2012.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

GE Covenants	December 31, 2011 Requirement	December 31, 2011 Calculation
Consolidated debt service coverage ratio calculated as follows: *	≥1.05:1
Adjusted EBITDA (A) / Debt service (B)
Net loss per financial statements		(17,477)
Net adjustments per loan agreement		35,832

Adjusted EBITDA per loan agreement (A)		$18,355

Interest expense per financial statements - continuing operations		8,685
Interest expense per financial statements - discontinued operations		3,717

Total interest expense per financial statements		$12,402

Net adjustments per loan agreement		5,063

Debt service per loan agreement (B)		17,465

Consolidated debt service coverage ratio		1.05:1

*	Calculations based on prior four quarters

GE Covenants	December 31, 2011 Requirement	December 31, 2011 Calculation
Loan-specific total adjusted EBITDA calculated as follows: *	≥$3.9 million
Net loss per financial statements		(17,477)
Net adjustments per loan agreement		22,273

Loan-specific total adjusted EBITDA		$4,796

*	Calculations based on prior four quarters

On March 29, 2012, our credit facilities with General Electric Capital Corporation (GE) were amended to replace existing financial covenant requirements with new financial covenant requirements. The new financial covenants require that, through the term of the loans, we maintain: (a) a minimum before dividend fixed charge coverage ratio (FCCR) with respect to our GE-encumbered properties (based on a rolling 12-month period) of 0.85:1 as of March 31, 2012, which requirement increases quarterly thereafter to 1.30:1 as of December 31, 2015; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 100% as of March 31, 2012, which requirement decreases quarterly thereafter to 60% as of December 31, 2015; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 0.95:1 as of March 31, 2012, which requirement increases quarterly thereafter to 1.30:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.75:1 as of March 31, 2012, which requirement increases quarterly thereafter to 1.00:1 as of December 31, 2013.

The GE amendment, among other things, also: (a) shortens the maturity date of the loans secured by the Masters Inn hotels and Savannah Suites hotels to December 31, 2014; (b) requires a principal prepayment of $7 million on or before December 31, 2012; (c) provides that the previous increases to the interest rates on the loans will remain in effect and will not be reduced in the future if we achieve a particular FCCR; (d) adds cross-default provisions with our other material debt and most favored lender provisions; and (e) implements restrictions on the prepayment of other debt.

In May 2008, we converted the interest rates on certain of our GE loans to fixed rates. Because interest rates have since decreased, there are yield maintenance costs associated with prepayments of those loans. The yield maintenance cost associated with the most recent Masters Inn sale was 16.5% of the amount prepaid. The GE amendment implements fixed prepayment fees on the loans secured by the Masters Inn hotels and Savannah Suites hotels (in lieu of the yield maintenance costs) which start at 2.5% of the amount prepaid in 2012 and increase over time up to 10% of the amount prepaid.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank and GE credit facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. We are not in default of any of our loans.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

At December 31, 2011, we had long-term debt of $131.3 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.5 years and a weighted average interest rate of 6.37%. The weighted average fixed rate was 6.9%, and the weighted average variable rate was 4.7%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the next five years and thereafter, and debt associated with assets held for sale, are as follows:

	Held For Sale	Held For Use	TOTAL
2012	$34,500	$57,330	$91,830
2013	—	3,537	3,537
2014	—	3,763	3,763
2015	—	15,434	15,434
2016	—	18,656	18,656
Thereafter	—	32,625	32,625

	$34,500	$131,345	$165,845

At December 31, 2011, the Company had $91.8 million of principal due in 2012. Of this amount, $76.7 million of the principal due is associated with either assets held for use or assets held for sale, and matures in 2012 pursuant to the notes and mortgages evidencing such debt. The remaining $15.1 million is associated with assets held for sale and is not contractually due in 2012 unless the related assets are sold. The maturities comprising the $76.7 million consist of:

•	a $7.5 million balance on a term loan with Great Western Bank;

•	a $9.8 million balance on a term loan with Great Western Bank;

•	a $9.2 million balance on a term loan with Great Western Bank;

•	a $10.5 million balance on a revolving line of credit with Great Western Bank;

•	a $29.4 million balance on the loan with Greenwich Capital;

•	a $0.8 million note payable to First National Bank of Omaha;

•	a $3.0 million balance on a revolving credit facility with Elkhorn Valley Bank;

•	a $2.1 million note payable to Fredericksburg North Investors, LLC;

•	a $1.1 million balance on a note payable to General Electric Capital Corporation; and

•	approximately $3.3 million of principal amortization on mortgage loans.

The carrying value and estimated fair value of the Company’s debt, as of December 31, 2011, are presented in the table below:

	Carrying Value		Estimated Fair Value
	December 31,		December 31,
	2011	2010	2011	2010
Continuing operations	$131,345	$132,271	$133,172	$136,444
Discontinued operations	34,500	42,739	35,274	44,417

Total	$165,845	$175,010	$168,446	$180,861

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

The fair values were estimated by discounting future cash payments to be made at rates that approximate rates currently offered for loans with similar maturities.

Note 8. Income Taxes

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

In connection with the Company’s election to be taxed as a REIT, it has also elected to be subject to the “built-in gain” rules on the assets formerly held by the old Supertel. Under these rules, taxes will be payable at the time and to the extent that the net unrealized gains on assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. The ten-year period ended November 1, 2011.

At December 31, 2011, the income tax bases of the Company’s assets and liabilities excluding those of TRS were approximately $237,775 and $150,572, respectively; at December 31, 2010, they were approximately $263,706 and $166,997, respectively.

The TRS net operating loss carryforward from December 31, 2011 as determined for federal income tax purposes was approximately $14.6 million. The availability of such loss carryforward will begin to expire in 2022.

Income tax benefit from continuing operations for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	2011			2010			2009
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Deferred tax benefit	(536)	(102)	(638)	(396)	(76)	(472)	(242)	(53)	(295)

Total income tax benefit	$(536)	$(102)	$(638)	$(396)	$(76)	$(472)	$(242)	$(53)	$(295)

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

The actual income tax benefit from continuing operations of the TRS for the years ended December 31, 2011, 2010 and 2009 differs from the “expected” income tax benefit (computed by applying the appropriate U.S. federal income tax rate of 34% to earnings before income taxes) as a result of the following:

	2011	2010	2009
Computed “expected” income tax benefit	$(571)	$(465)	$(254)
State income taxes, net Federal income tax benefit	(67)	(55)	(35)
Other	—	48	(6)

Total income tax benefit	$(638)	$(472)	$(295)

The continuing and discontinued combined tax effects of temporary differences that give rise to significant portions of the deferred tax assets and the deferred tax liability at December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Deferred Tax Assets:
Expenses accrued for consolidated financial statement purposes, nondeductible for tax return purposes	$326	$297	$281

Net operating losses carried forward for federal income tax purposes	5,524	3,827	2,511

Total deferred tax assets	5,850	4,124	2,792

Deferred Liabilities:
Tax depreciation in excess of book depreciation	240	418	843

Total deferred tax liabilities	240	418	843

Net deferred tax assets	$5,610	$3,706	$1,949

The TRS has estimated its income tax benefit using a combined federal and state rate of approximately 38%. As of the year ended 2011, 2010 and 2009 the TRS had deferred tax assets of $5.9 million, $4.1 million and $2.8 million, respectively, primarily due to current and past years’ tax net operating losses. These loss carryforwards will begin to expire in 2022 through 2031. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers projected scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. These estimates of future taxable income inherently require significant judgment. Management uses historical experience and short and long-range business forecasts to develop such estimates. Further, we employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent management does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations. Based on consideration of these items, management has determined that no valuation allowance is required.

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate based on the facts and circumstances at the time while the actual effective rate is calculated at year end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. There is no valuation allowance at December 31, 2011, 2010 or 2009. As of December 31, 2011, the tax years that remain subject to examination by major tax jurisdictions generally include 2007 through 2011.

Dividends Paid

There were no dividends paid during the years ended December 31, 2011 and 2010. Dividends paid were $0.08 per share during the year ended December 31, 2009; of which $0.053 represented capital gain distribution and $0.027 represented a nondividend distribution to shareholders.

Note 9. Commitments and Contingencies and Other Related Party Transactions

Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”), and HLC Hotels, Inc. (“HLC”), independent contractors, manage our hotels pursuant to hotel management agreements with TRS Lessee. The management agreements provide that the management companies have control of all operational aspects of the hotels, including employee-related matters. HMA, Strand, Kinseth, and HLC must generally maintain each hotel in good repair and condition and make routine maintenance, repairs and minor alterations. Additionally, the management companies must operate the hotels in accordance with third party franchise agreements that cover the hotels, which includes using franchisor sales and reservation systems as well as abiding by franchisors’ marketing standards. HMA, Strand, Kinseth and HLC may not assign their management agreements without our consent. For further information regarding terms of the agreements see note 1.

The management agreements generally require TRS Lessee to fund debt service, working capital needs, capital expenditures and to reimburse the management companies for all budgeted direct operating costs and expenses incurred in the operation of the hotels. TRS Lessee is responsible for obtaining and maintaining insurance policies with respect to the hotels.

The remaining amount due Royco Hotels as financial settlement of the lawsuit and fees owed to Royco Hotels as termination fees for hotels that have been sold is $335.

With the exception of certain events of default as to which no grace period exists, if an event of default occurs and continues beyond the grace period set forth in the management agreement, the non-defaulting party has the option of terminating the agreement.

The management agreements provide that each party, subject to certain exceptions, indemnifies and holds harmless the other party against any liabilities stemming from certain negligent acts or omissions, breach of contract, willful misconduct or tortuous actions by the indemnifying party or any of its affiliates.

In an effort to meet the Company’s short-term liquidity needs, and because of the difficulty encountered in obtaining sources of borrowing to meet such needs, on November 10, 2011 the Audit Committee of the Board of Directors, then consisting of Messrs. Jung, Whittemore, and Zwerdling, approved a proposal for the purchase by four of the Company directors, Messrs. Borgmann, Dayton, Latham, and Walters (the “Purchasing Directors”), of the Amended and Restated Master Promissory Note maturing November 30, 2011 from Wells Fargo Bank, National Association (the “Note”) for the balance owed of principal and interest in the amount of $2.1 million.

The Purchasing Directors purchased the Note from Wells Fargo on November 21, 2011. The Note was secured by two of the Company’s hotels and the Purchasing Directors released one of the hotels from security for the Note so that it could be used as security by the Company to obtain a $5.0 million line of credit with Elkhorn Valley Bank. Each of the Purchasing Directors also separately guaranteed $0.75 million of the line of credit (the “Elkhorn Line of Credit”).

The Audit Committee approved an amendment of the Note to extend its maturity to May 31, 2012 and to increase the per annum interest rate of 4.5% to 10% as consideration for the Purchasing Directors releasing the Company’s hotel from security for the Note. As consideration for the personal guaranties by the Purchasing Directors of Elkhorn Line of Credit, the Audit Committee approved payment of a fee of 2% per annum of the amount of their personal guaranties.

Proceeds from the sale of the Series C preferred stock were used in February 2012 to repay the Note and the Elkhorn Line of Credit, and the Purchasing Directors were released from their personal guaranties. Each of the Purchasing Directors received $13 in interest payments on the Note and a $4 fee for their personal guarantee of the Elkhorn Line of Credit.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

Litigation

Various claims and legal proceedings arise in the ordinary course of business and may be pending against the Company and its properties. Based upon the information available, the Company believes that the resolution of any of these claims and legal proceedings should not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

Other

The Company assumed land lease agreements in conjunction with the purchase of three hotels. One lease requires monthly payments of the greater of $2 or 5% of room revenue through November 2091. A second lease requires monthly payments of $1 through 2017 with approximately $1 annual increase beginning January 1, 2018, with additional increases in 2033, 2043, 2053 and 2063. A third lease requires annual payments of $34, with approximately $3 increases every five years throughout twelve renewal periods. Land lease expense from continuing operations totaled approximately $112, $111 and $109 in 2011, 2010 and 2009, respectively, and is included in property operating expense.

The Company entered into office lease agreements in May of 2010 and December of 2011. The two office leases mature in 2016 with the option to renew an additional five years. Office lease expense totaled $59 and $14 during 2011 and 2010, respectively. No office lease expense was incurred during 2009.

As of December 31, 2011, the future minimum lease payments applicable to non-cancellable operating leases are as follows:

Lease rents
2012	$226
2013	240
2014	241
2015	242
2016	229
Thereafter	4,634

$5,812

The land leases reflected in the table above represent continuing operations. In addition, the Company has two land leases associated with properties in discontinued operations. These two properties are expected to be sold in the next 12 months. The annual lease payments of $105 are not included in the table above.

The Company as of December 31, 2011 has agreements with two restaurants and one cell tower operator for leased space at our hotel locations related to continuing operations. The restaurant leases have maturity dates ranging from 2012 to 2020 and the cell tower lease has a maturity date of 2014. The restaurant leases have escalation clauses. The escalations are based on percentages of gross sales. The restaurant and cell tower lease income from continuing operations totaled approximately $289, $285 and $284 in 2011, 2010 and 2009, respectively, and is included in room rentals and other hotel services.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

As of December 31, 2011, the future minimum lease receipts from the non-cancellable restaurants and cell tower leases are as follows:

Lease receipts
2012	$55
2013	44
2014	44
2015	30
2016	30
Thereafter	120

$323

Note 10. Redeemable Preferred Stock

On June 3, 2008 the Company offered and sold 332,500 shares of 10.0% Series B Cumulative Preferred Stock. The shares were sold for $25.00 per share and bear a liquidation preference of $25.00 per share. Underwriting and other costs of the offering totaled approximately $0.6 million to the Company. The net proceeds plus additional cash were used by the Company to pay an $8.5 million bridge loan with General Electric Capital Corporation. At December 31, 2011, 332,500 shares of 10.0% Series B preferred stock remained outstanding.

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

The Series B preferred stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock). The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At December 31, 2011, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

Note 11. Noncontrolling Interest of Common and Preferred Units in SLP

At December 31, 2011, 97,008 of SLP’s common operating partnership units (“Common OP Units”) were outstanding. The redemption values for the Common OP Units are $64 and $250 for 2011 and 2010 respectively. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Common OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. When a limited partner tenders Common OP Units to SLP for redemption, the Company can, in its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. During 2011 and 2009, 61,153 and 1,077,645, respectively, Common OP Units were redeemed for common shares of SHI.

At December 31, 2011, 11,424 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The redemption value for the Preferred OP Units is $114 for December 31, 2011. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. Distributions to holders of Preferred OP Units have priority over distributions to holders of Common OP Units. Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2012 their right to have units redeemed at $10 per unit. In October 2011, 39,611 units were redeemed at $10 each. The holders of the remaining 11,424 units elected to extend to October 24, 2012. In October 2010, all holders elected to extend until October 24, 2011. In October 2009, 126,751 units were redeemed at $10 each. The holders of the remaining 51,035 units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit. The remaining 11,424 units will continue to be carried outside of permanent equity at redemption value.

Noncontrolling Interest Reconciliation of Common and Preferred Units

	Redeemable Noncontrolling Interest	Noncontrolling Interest	Total Noncontrolling Interest
Balance at January 1, 2009	$1,778	$8,064	$9,842

Partner draws	(172)	—	(172)
Conversion of OP units	—	(7,354)	(7,354)
Reclassification of OP units to current liability	(1,267)	—	(1,267)
Noncontrolling interest expense	172	(302)	(130)

Balance at December 31, 2009	$511	$408	$919

Partner draws	(56)	—	(56)
Noncontrolling interest expense	56	(73)	(17)

Balance at December 31, 2010	$511	$335	$846

Partner draws	(49)	—	(49)
Conversion of OP units	(397)	(119)	(516)
Noncontrolling interest expense	49	(81)	(32)

Balance at December 31, 2011	$114	$135	$249

Note 12. Common and Preferred Stock

The Company’s common stock is duly authorized, full paid and non-assessable. At December 31, 2011 and 2010, members of the Board of Directors and executive officers owned approximately 18.5% and 19%, respectively, of the Company’s outstanding common stock.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

At December 31, 2011, 97,008 of SLP’s common operating partnership units (“Common OP Units”) and 11,424 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The combined redemption value for the Common OP Units and Preferred OP Units are $178 and $761 as of December 31, 2011 and 2010, respectively. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Common OP Units or Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. When a limited partner tenders Common OP Units to SLP for redemption, the Company can, in its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. The Preferred OP Units were, as noted below, convertible by the holders into Common OP Units on a one-for-one basis or, at the option of the holders, redeemable for cash at $10 per unit until October 2010. The Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. During 2011 and 2009, 61,153 and 1,077,645, respectively, Common OP Units of limited partnership interest were redeemed for common shares of SHI. During 2010, no Common OP Units were redeemed for common shares of SHI. Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2012 their right to have units redeemed at $10 per unit. In October 2011, 39,611 units were redeemed at $10 each. The holders of the remaining 11,424 units elected to extend to October 24, 2012. In October 2010, all holders elected to extend until October 24, 2011. In October 2009, 126,751 units were redeemed at $10 each. The holders of the remaining 51,035 units elected to extend to October 24, 2010, their right to have units redeemed at $10 per unit.

On December 30, 2005 the Company offered and sold 1,521,258 shares of 8% Series A preferred stock. The shares were sold for $10.00 per share and bear a liquidation preference of $10.00 per share. At December 31, 2011, 2010 and 2009, 803,270 shares each year of Series A preferred stock remained outstanding.

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

The Series A preferred stock had no conversion rights, the former conversion rights of the Series A preferred stock were cancelled as of February 20, 2009.

The Series A preferred stock will be redeemable on or after January 1, 2009 for cash, at the Company’s option, in whole or from time to time in part, at $10.00 per share, plus accrued and unpaid dividends to the redemption date.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

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

During 2010 we sold 316,384 shares of common stock using a Standby Equity Distribution Agreement. Net proceeds of $480 were used for corporate purposes.

On March 29, 2011, the Company entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which the Company may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to the Company’s registration statement on Form S-3 (333-170756). The Company sold through JMP, as its agent, an aggregate of 91,725 shares of common stock in 2011 and 65,000 shares of common stock in the fourth quarter of 2011, pursuant to ordinary brokers’ transactions on the Nasdaq Global Market. Gross proceeds in 2011 were $97, commissions to agent were $5, other miscellaneous expenses were $3 and net proceeds to the Company were $89. Gross proceeds in the fourth quarter of 2011 were $53, commissions to agent were $3 and net proceeds to company were $50.

The Company also has Series B preferred stock outstanding. See Note 10. Subsequent to December 31, 2011, the Company issued and sold 3,000,000 shares of its Series C Preferred Stock. See Note 15.

Note 13. Stock-Based Compensation

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

As of December 31, 2011, 215,500 stock options have been awarded under the Plan. The exercise price is equal to the average of the high and low sales price of the stock as reported on the National Association of Securities Dealers Automated Quotation system (NASDAQ) on the grant date. A total of 215,500 shares of common stock have been reserved for issuance pursuant to the Plan with respect to the granted options. There is no intrinsic value for the vested options as of December 31, 2011. The following table summarizes the options awarded:

	Options Grant Date
	12/05/10	11/17/09
Awarded Options	95,500	90,000
Exercise Price	$1.42	$1.54
Date Vested	06/30/11	06/30/10
Expiration Date	12/2/2014	11/17/2013

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life, the dividend rate and expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The following table summarizes the estimates used in the Black-Scholes option-pricing model related to the 2010 and 2009 grants:

	Grant Date
	12/02/10	11/17/09
Volatility	50.00%	45.00%
Expected dividend yield	6.33%	6.33%
Expected term (in years)	3.79	3.81
Risk free interest rate	1.27%	1.74%

The following table summarizes the Company’s activities with respect to its stock options for the year ended December 31, 2011 as follows (in thousands, except per share and share data):

	Shares	Weighted- Average Exercise Price	Aggregate Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	255,143	$2.87	$109
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	39,643	7.55	33

Outstanding at December 31, 2011	215,500	$2.01	$76	2.14	$—

Exercisable at December 31, 2011	215,500	$2.01	$76	2.14	$—

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the share-based compensation related to employees and directors for the years ended December 31, 2011, 2010 and 2009 was $29, $30 and $6, respectively. At December 31, 2011, we had no unrecognized compensation expense, net of estimated forfeitures. We recognize compensation expense using the straight-line method over the vesting period. During 2011 the Company did not grant any options. During 2010 and 2009 the Company’s options granted were 95,500 and 90,000, respectively, with a weighted average grant date fair value per option of $0.35 and $0.35, respectively. The total intrinsic value of options exercised was $0 for all three fiscal years 2011, 2010 and 2009. The closing market price of our common stock on the last day of 2011 was $0.66 per share.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

Note 14. Supplementary Data

The following tables present our unaudited quarterly results of operations for 2011 and 2010:

	Quarters Ended (unaudited)
	March 31,	June 30,	September 30,	December 31,	YTD
	2011	2011	2011	2011	2011

2011
Revenues	$16,159	$20,460	$21,678	$17,530	$75,827
Expenses	16,823	18,182	18,902	16,965	70,872

Earnings (loss) before net gains (losses) on disposition of assets, other income, interest expense and income taxes	(664)	2,278	2,776	565	4,955

Net gain (losses) on dispositions of assets	(5)	(8)	1,143	(1)	1,129
Other income	85	20	2	—	107
Interest	(2,326)	(2,143)	(2,039)	(2,177)	(8,685)
Impairment	—	(4,105)	(2,044)	(2,396)	(8,545)
Termination cost	(540)	—	—	—	(540)

Loss from continuing operations before income taxes	(3,450)	(3,958)	(162)	(4,009)	(11,579)

Income tax expense (benefit)	(626)	119	157	(288)	(638)

Loss from continuing operations	(2,824)	(4,077)	(319)	(3,721)	(10,941)

Loss from discontinued operations, net of tax	(887)	(35)	(1,085)	(4,529)	(6,536)

Net loss	(3,711)	(4,112)	(1,404)	(8,250)	(17,477)

Noncontrolling interest	11	3	(8)	26	32

Net loss attributable to controlling interests	(3,700)	(4,109)	(1,412)	(8,224)	(17,445)

Preferred stock dividend	(368)	(369)	(369)	(368)	(1,474)

Net loss attributable to common shareholders	$(4,068)	$(4,478)	$(1,781)	$(8,592)	$(18,919)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations	$(0.14)	$(0.20)	$(0.03)	$(0.17)	$(0.54)

EPS from discontinued operations*	$(0.04)	$(0.00)	$(0.05)	$(0.20)	$(0.28)

EPS Basic and Diluted*	$(0.18)	$(0.20)	$(0.08)	$(0.37)	$(0.82)

*	Quarterly EPS data does not add to total year, due to rounding

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

	Quarters Ended (unaudited)
	March 31,	June 30,	September 30,	December 31,	YTD
	2010	2010	2010	2010	2010

2010
Revenues	$15,647	$20,544	$21,847	$17,262	$75,300
Expenses	16,407	18,185	18,984	16,842	70,418

Earnings before net gains (losses) on disposition of assets, other income, interest expense, and income taxes	(760)	2,359	2,863	420	4,882

Net losses on dispositions of assets	(16)	(23)	(16)	(11)	(66)
Other income	27	34	31	30	122
Interest	(2,203)	(2,198)	(2,192)	(2,301)	(8,894)
Impairment	—	(2,147)	—	—	(2,147)

Earnings (loss) from continuing operations before income taxes	(2,952)	(1,975)	686	(1,862)	(6,103)

Income tax expense (benefit)	(521)	146	223	(320)	(472)

Earnings (loss) from continuing operations	(2,431)	(2,121)	463	(1,542)	(5,631)

Loss from discontinued operations, net of tax	(586)	(1,554)	(554)	(2,277)	(4,971)

Net loss	(3,017)	(3,675)	(91)	(3,819)	(10,602)

Noncontrolling interest	7	11	(13)	12	17

Net loss attributable to controlling interests	(3,010)	(3,664)	(104)	(3,807)	(10,585)

Preferred stock dividend	(368)	(369)	(368)	(369)	(1,474)

Net loss attributable to common shareholders	$(3,378)	$(4,033)	$(472)	$(4,176)	$(12,059)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations *	$(0.13)	$(0.11)	$0.00	$(0.08)	$(0.31)

EPS from discontinued operations *	$(0.02)	$(0.07)	$(0.02)	$(0.10)	$(0.22)

EPS Basic and Diluted	$(0.15)	$(0.18)	$(0.02)	$(0.18)	$(0.53)

*	Quarterly EPS data does not add to total year, due to rounding

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

Note 15. Subsequent Events

On January 20, 2012, the Company sold a Super 8 in Fayetteville, AR (83 rooms) for approximately $1.56 million with a $0.4 million gain. The proceeds were used primarily to reduce a term loan with Great Western Bank.

On February 21, 2012, the Company amended its credit facilities with Great Western Bank to extend the maturity date of all loans to June 30, 2013.

On September 21, 2011, the Company received a notice from The NASDAQ Stock Market stating that the minimum bid price of its common stock was below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with Marketplace Rule 5450(a)(1). The notification letter had no effect at that time on the listing of the Company’s common stock on The NASDAQ Global Market. The Company’s common stock continued to trade on The NASDAQ Global Market under the symbol SPPR.

On February 16, 2012, the Company received a notice from The NASDAQ Listing Qualifications that the staff had determined that for the last 10 consecutive business days, from February 2, 2012 to February 15, 2012, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. The staff advised that the Company has regained compliance with Listing Rule 5450(a)(1) and this matter is now closed.

The Company entered into a Purchase Agreement dated November 16, 2011 for the issuance and sale of Supertel’s Series C Cumulative Convertible Preferred Stock (the “Series C preferred stock”) and warrants under a private transaction to Real Estate Strategies, L.P. (“RES”). On January 31, 2012 at a special meeting, the shareholders of Supertel, by the requisite vote, approved the issuance and sale of up to 3,000,000 shares of the Series C preferred stock of Supertel, up to 30,000,000 shares of common stock of Supertel which may be issued upon conversion of the Series C preferred stock, and warrants to purchase up to an additional 30,000,000 shares of common stock, to RES pursuant to the Purchase Agreement. In two closings on February 1, 2012 and February 15, 2012, the Company completed the sale to RES of 3,000,000 shares of Series C preferred stock and warrants to purchase 30,000,000 shares of common stock at an exercise price of $1.20 per common share.

Each share of Series C preferred stock is entitled to a dividend of $0.625 per year payable in equal quarterly dividends. Each share of Series C preferred stock has a liquidation preference of $10.00 per share, in cash, plus an amount equal to any accrued and unpaid dividends.

The Series C preferred stock is convertible, at the option of the holder, at any time into common stock at a conversion price of $1.00 for each share of common stock, which is equal to the rate of ten shares of common stock for each share of Series C preferred stock. A holder of Series C preferred stock will not have conversion rights to the extent the conversion would cause the holder and its affiliates to beneficially own more than 34% of voting stock (the “Beneficial Ownership Limitation”). “Voting stock” means capital stock having the power to vote generally for the election of directors of the Company.

The Series C preferred stock will vote with the common stock as one class, subject to certain voting limitations. For any vote, the voting power of the Series C preferred stock will be equal to the lesser of: (a) 6.29 votes per share, or (b) an amount of votes per share such that the vote of all shares of Series C preferred stock in the aggregate equal 34% of the combined voting power of all the Company voting stock, minus an amount equal to the number of votes represented by the other shares of voting stock beneficially owned by RES and its affiliates (the “Voting Limitation”).

As long as RES has the right to designate two or more directors to the Company Board of Directors pursuant to the Directors Designation Agreement (described below), the following requires the approval of RES and IRSA:

•	the merger, consolidation, liquidation or sale of substantially all of the assets of the Company;

•	the sale by the Company of common stock or securities convertible into common stock equal to 20% or more of the outstanding common stock or voting stock; or

•

any Company transaction of more than $120,000 in which any of its directors or executive officers or any member of their immediate family will have a material interest, exclusive of employment compensation and interests arising solely from the ownership of the Company equity securities if all holders of that class of equity securities receive the same benefit on a pro rata basis.

On February 1, 2012 and February 15, 2012, in connection with the purchase of the Series C preferred stock, the Company issued and RES received warrants (“Warrants”) to purchase 30,000,000 shares of the Company’s common stock. Subject to the Beneficial Ownership Limitation, the Warrants are exercisable at any time on or before January 31, 2017 at an exercise price of $1.20 per share of common stock. The exercise price may be paid in cash, or the holder may also elect to pay the exercise price by having the Company withhold a sufficient number of shares from the exercise with a market value equal to the exercise price.

The Company, with the unanimous approval of the Board of Directors, entered into an Investor Rights and Conversion Agreement (the “Investor Rights and Conversion Agreement”) dated February 1, 2012 with RES and IRSA pursuant to which the Company granted RES and its affiliates and their respective subsidiaries, among other rights, the right to purchase equity shares or securities convertible into equity shares in future Company offerings on a pro rata basis based on their combined ownership of common stock and Series C preferred stock, provided that such purchase would not cause RES and its affiliates to exceed the Beneficial Ownership Limitation. In the agreement, RES agreed to certain standstill provisions including that neither RES nor its affiliates will acquire any securities that would result in RES and its affiliates owning more than 34% of the voting stock of the Company.

The Company, with the unanimous approval of the Board of Directors, entered into a registration rights agreement (the “Registration Rights Agreement”) dated February 1, 2012 with RES and IRSA. The Registration Rights Agreement requires the Company to register for resale by the holders the common stock issued upon conversion of the Series C preferred stock and upon exercise of the Warrants, and the Warrants and the Series C preferred stock. The Registration Rights Agreement also grants RES the right to participate in certain future underwritten offerings of securities by the Company.

The Company, with the unanimous approval of the Board of Directors, entered into a directors designation agreement (the “Directors Designation Agreement”) dated February 1, 2012 with RES and IRSA pursuant to which the Company will appoint up to four directors designated by RES and IRSA to the Company Board of Directors and to maintain the Company Board of Directors at no more than nine members. Messrs. Elsztain, Friend, Landry, and Sabin have been appointed to the Board of Directors pursuant to the agreement.

Pursuant to the agreement, RES agreed to vote for the election of the current Board of Directors who remain on the Board of Directors and their successors as nominated by the nominating committee of the Board of Directors. One of the directors designated by RES will be appointed to the nominating committee. As long as RES beneficially owns 7% or more of the voting power of the capital stock of the Company, the RES designees will be nominated and recommended for election at each annual meeting of the Company shareholders.

On February 3, 2012, the Company paid in full the $5.0 million balance on the revolving credit facility with Elkhorn Valley Bank, with a portion of the net proceeds from the sale of the Series C preferred stock.

On February 16, 2012, the Company paid in full the $2.1 million note payable to Fredericksburg North Investors, LLC, with a portion of the net proceeds from the sale of the Series C preferred stock.

On March 1, 2012 the Company amended its credit facility with First National Bank of Omaha to extend the maturity date to May 1, 2012.

On March 29, 2012, the Company amended its credit facilities with General Electric Capital Corporation to replace existing financial covenant requirements with new financial covenant requirements. The new financial covenants require that, through the term of the loans, the Company maintain: (a) a minimum before dividend fixed charge coverage ratio (FCCR) with respect to its GE-encumbered properties (based on a rolling 12-month period) of 0.85:1 as of March 31, 2012, which requirement increases quarterly thereafter to 1.30:1 as of December 31, 2015; (b) a maximum loan to value ratio with respect to its GE-encumbered properties of 100% as of March 31, 2012, which requirement decreases quarterly thereafter to 60% as of December 31, 2015; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 0.95:1 as of March 31, 2012, which requirement increases quarterly thereafter to 1.30:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.75:1 as of March 31, 2012, which requirement increases quarterly thereafter to 1.00:1 as of December 31, 2013.

The GE amendment, among other things, also: (a) shortens the maturity date of the loans secured by the Masters Inn hotels and Savannah Suites hotels to December 31, 2014; (b) requires a principal prepayment of $7 million on or before December 31, 2012; (c) provides that the previous increases to the interest rates on the loans will remain in effect and will not be reduced in the future if the Company achieves a particular FCCR; (d) adds cross-default provisions with the Company’s other material debt and most favored lender provisions; and (e) implements restrictions on the prepayment of other debt.

In May 2008, the Company converted the interest rates on certain of its GE loans to fixed rates. Because interest rates have since decreased, there are yield maintenance costs associated with prepayments of those loans. The yield maintenance cost associated with the most recent Masters Inn sale was 16.5% of the amount prepaid. The GE amendment implements fixed prepayment fees on the loans secured by the Masters Inn hotels and Savannah Suites hotels (in lieu of the yield maintenance costs) which start at 2.5% of the amount prepaid in 2012 and increase over time up to 10% of the amount prepaid.

On March 27, 2012, the Company sold a Super 8 in Muscatine, LA (63 rooms) for approximately $1.3 million. The proceeds were used primarily to reduce a term loan with Great Western Bank, with the remaining amount used to reduce the revolving line of credit with Great Western Bank.

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

		Initial Cost		Additions, (Dispositions), (Impairments), Subsequent to Acquisition		Gross Amount at December 31, 2011
Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Comfort Inn
Chambersburg, Pennsylvania	GRW	$89,000	$2,346,362	$—	$375,424	$89,000	$2,721,786	$(1,180,527)	$1,630,259
Culpeper, Virginia	GRW	182,264	2,142,652	—	617,945	182,264	2,760,597	(1,189,343)	1,753,518
Farmville, Virginia	GRW	253,618	2,162,087	—	607,270	253,618	2,769,357	(1,380,709)	1,642,266
Morgantown, West Virginia	GRW	398,322	3,853,651	—	978,435	398,322	4,832,086	(2,306,450)	2,923,958
New Castle, Pennsylvania	GRW	56,648	4,101,254	—	739,002	56,648	4,840,256	(2,036,199)	2,860,705
Princeton, West Virginia	GRW	387,567	1,774,501	—	725,490	387,567	2,499,991	(1,326,342)	1,561,216
Rocky Mount, Virginia	GRW	193,841	2,162,429	—	216,568	193,841	2,378,997	(1,137,093)	1,435,745
Solomons, Maryland	GRW	2,303,990	2,988,255	—	2,031,809	2,303,990	5,020,064	(2,843,050)	4,481,004
Erlanger, Kentucky	GWB	750,000	2,822,201	(289,153)	(531,631)	460,847	2,290,570	(696,199)	2,055,218
Fayetteville, North Carolina	CITI	725,000	3,910,514	—	556,397	725,000	4,466,911	(1,256,704)	3,935,207
Fayetteville Car Wash, North Carolina	CITI	—	164,128	—	8,707	—	172,835	(66,810)	106,025
Alexandria, Virginia	WA BMI	2,500,000	9,373,060	—	1,716,123	2,500,000	11,089,183	(2,050,948)	11,538,235
Glasgow, Kentucky	GE 3CI	500,000	2,456,305	—	578,410	500,000	3,034,715	(534,722)	2,999,993

Super 8
Creston, Iowa	GRW	56,000	840,580	89,607	2,348,015	145,607	3,188,595	(1,857,300)	1,476,902
Columbus, Nebraska	GWB	51,716	571,178	51,666	730,322	103,382	1,301,500	(920,201)	484,681
O’Neill, Nebraska	GRW	75,000	667,074	46,075	1,146,285	121,075	1,813,359	(1,091,078)	843,356
Omaha, Nebraska	GWB	164,034	1,053,620	—	1,266,781	164,034	2,320,401	(1,711,198)	773,237
Lincoln, Nebraska (West “O”)	GWB	139,603	1,234,988	63,153	989,311	202,756	2,224,299	(1,515,079)	911,976
Lincoln, Nebraska (Cornhusker)	GWB	226,174	1,068,520	271,817	1,934,230	497,991	3,002,750	(1,910,058)	1,590,683
Keokuk, Iowa	GRW	55,000	642,783	71,175	641,611	126,175	1,284,394	(931,611)	478,958
Iowa City, Iowa	GRW	227,290	1,280,365	—	635,279	227,290	1,915,644	(1,423,725)	719,209
Omaha, Nebraska (Ak-sar-ben)	GWB	203,453	1,054,497	—	403,273	203,453	1,457,770	(1,011,881)	649,342
Kirksville, Missouri	GWB	151,225	830,457	—	397,679	151,225	1,228,136	(845,448)	533,913
Burlington, Iowa	GRW	145,000	867,116	—	372,250	145,000	1,239,366	(884,392)	499,974
Sedalia, Missouri	GWB	185,025	917,809	—	739,466	185,025	1,657,275	(1,059,124)	783,176
Hays, Kansas	GWB	317,762	1,133,765	19,519	506,576	337,281	1,640,341	(1,153,659)	823,963
Moberly, Missouri	GWB	60,000	1,075,235	—	468,123	60,000	1,543,358	(1,081,880)	521,478
Pittsburg, Kansas	GRW	130,000	852,131	—	324,815	130,000	1,176,946	(855,381)	451,565
Manhattan, Kansas	GWB	261,646	1,254,175	(10,000)	614,686	251,646	1,868,861	(1,235,814)	884,693
Clinton, Iowa	GRW	135,153	805,067	(46,089)	356,519	89,064	1,161,586	(811,311)	439,339

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2011

		Initial Cost		Additions, (Dispositions), (Impairments), Subsequent to Acquisition		Gross Amount at December 31, 2011
Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Super 8 - continued
Mt. Pleasant, Iowa	GRW	85,745	536,064	21,507	563,691	107,252	1,099,755	(738,840)	468,167
Wichita, Kansas	GWB	435,087	1,806,979	—	769,818	435,087	2,576,797	(1,791,045)	1,220,839
Pella, Iowa	GRW	61,853	664,610	—	192,974	61,853	857,584	(569,669)	349,768
Storm Lake, Iowa	GRW	90,033	819,202	41,344	640,749	131,377	1,459,951	(866,009)	725,319
West Plains, Missouri	GWB	112,279	861,178	—	259,989	112,279	1,121,167	(696,385)	537,061
Jefferson City, Missouri	GWB	264,707	1,206,886	—	429,709	264,707	1,636,595	(1,044,854)	856,448
El Dorado, Kansas	FNB	96,764	418,333	467	696,300	97,231	1,114,633	(696,622)	515,242
Wayne, Nebraska	GWB	79,127	685,135	—	236,573	79,127	921,708	(561,474)	439,361
Batesville, Arkansas	GWB	81,483	811,371	—	269,394	81,483	1,080,765	(646,629)	515,619
Fayetteville, Arkansas	GWB	255,731	1,549,271	—	338,489	255,731	1,887,760	(1,097,345)	1,046,146
Omaha, Nebraska (West Dodge)	GWB	593,518	1,758,275	—	422,394	593,518	2,180,669	(1,254,883)	1,519,304
Watertown, South Dakota	EVB	51,237	1,296,312	—	593,951	51,237	1,890,263	(1,037,455)	904,045
Norfolk, Nebraska	GRW	226,971	1,587,581	—	570,972	226,971	2,158,553	(1,105,665)	1,279,859
Muscatine, Iowa	GWB	204,890	1,616,090	—	393,289	204,890	2,009,379	(1,046,069)	1,168,200
Fort Madison, Iowa	GWB	104,855	871,075	—	275,497	104,855	1,146,572	(630,130)	621,297
Portage, Wisconsin	GRW	203,032	1,839,321	—	347,589	203,032	2,186,910	(1,083,711)	1,306,231
Antigo, Wisconsin	GWB	234,605	1,485,579	(22,574)	203,162	212,031	1,688,741	(870,797)	1,029,975
Shawano, Wisconsin	GRW	244,935	1,672,123	—	228,532	244,935	1,900,655	(939,045)	1,206,545
Tomah, Wisconsin	GWB	211,975	2,079,714	(59,834)	465,169	152,141	2,544,883	(1,245,156)	1,451,868
Menomonie, Wisconsin	GRW	451,520	2,398,446	—	393,094	451,520	2,791,540	(1,270,499)	1,972,561
Clarinda, Iowa	GWB	75,000	1,276,923	—	146,284	75,000	1,423,207	(339,274)	1,158,933
Billings, Montana	GE MOA	518,000	4,807,220	—	169,500	518,000	4,976,720	(825,231)	4,669,489
Boise, Idaho	GE MOA	612,000	5,709,976	(308,414)	(2,981,552)	303,586	2,728,424	(255,305)	2,776,705
Columbus, Georgia	GE MOA	441,000	4,173,299	(223,155)	(2,009,675)	217,845	2,163,624	(310,034)	2,071,435
Terre Haute, Indiana	GE MOA	547,000	4,976,600	—	339,414	547,000	5,316,014	(960,913)	4,902,101
Green Bay, Wisconsin	GE-GB	570,000	2,784,052	—	106,935	570,000	2,890,987	(419,412)	3,041,575

Sleep Inn
Omaha, Nebraska	EVB	400,000	3,275,773	—	484,560	400,000	3,760,333	(968,129)	3,192,204
Louisville, Kentucky	GE LSI	350,000	1,288,002	—	537,973	350,000	1,825,975	(431,525)	1,744,450

Holiday Inn Express
Harlan, Kentucky	GRW	—	2,949,276	—	900,714	—	3,849,990	(1,719,561)	2,130,429

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2011

		Initial Cost		Additions, (Dispositions), (Impairments), Subsequent to Acquisition		Gross Amount at December 31, 2011
Hotel and Location	Encum- brance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation	Net Book Value
Quality Inn
Danville, Kentucky	GRW	155,717	2,971,403	—	835,614	155,717	3,807,017	(1,775,169)	2,187,565
Minocqua, Wisconsin	GWB	214,505	1,458,389	—	356,496	214,505	1,814,885	(898,399)	1,130,991
Sheboygan, Wisconsin	GWB	286,970	1,716,782	—	404,305	286,970	2,121,087	(1,055,166)	1,352,891

Hampton Inn
Cleveland, Tennessee	GRW	212,914	2,370,499	—	1,050,885	212,914	3,421,384	(1,709,276)	1,925,022
Shelby, North Carolina	GRW	253,921	2,782,042	—	1,164,372	253,921	3,946,414	(2,140,050)	2,060,285

Comfort Suites
Dover, Delaware	GRW	337,113	5,179,187	(83,287)	(2,047,857)	253,826	3,131,330	(810,156)	2,575,000
Ft. Wayne, Indiana	CITI	1,200,000	4,803,605	—	794,326	1,200,000	5,597,931	(1,802,339)	4,995,592
Lafayette, Indiana	CITI	850,000	3,473,808	—	575,470	850,000	4,049,278	(916,836)	3,982,442
Marion, Indiana	CITI	430,000	1,945,383	—	412,419	430,000	2,357,802	(849,188)	1,938,614
South Bend, Indiana	GE SB	500,000	11,512,314	(196,456)	1,018,020	303,544	12,530,334	(2,227,932)	10,605,946
Warsaw, Indiana	CITI	650,000	2,500,570	—	305,403	650,000	2,805,973	(878,881)	2,577,092
Louisville, Kentucky	GE 3CI	500,000	2,186,715	—	797,440	500,000	2,984,155	(694,101)	2,790,054

Ramada Ltd
Ellenton, Florida	GRW	546,945	2,293,464	(139,234)	(171,957)	407,711	2,121,507	(893,434)	1,635,784

Guest House Inn
Ellenton, Florida	GRW	290,373	2,102,371	(78,051)	(752,853)	212,322	1,349,518	(321,419)	1,240,421
Jackson, Tennessee	GRW	261,506	3,430,541	(86,234)	(1,181,141)	175,272	2,249,400	(1,043,418)	1,381,254

Baymont Inn
Brooks, Kentucky	GE 3CI	500,000	2,008,474	(212,952)	(522,708)	287,048	1,485,766	(330,109)	1,442,705

Days Inn
Farmville, Virginia	GRW	384,591	1,967,727	—	448,925	384,591	2,416,652	(1,156,843)	1,644,400
Alexandria, Virginia	WA BMI	2,500,000	6,544,271	—	1,702,357	2,500,000	8,246,628	(1,657,486)	9,089,142
Fredericksburg South, Virginia	WA BMI	1,510,000	1,786,979	(909,345)	(326,009)	600,655	1,460,970	(427,378)	1,634,247
Shreveport, Louisiania	WA BMI	1,250,000	2,964,484	(534,964)	(499,762)	715,036	2,464,722	(519,959)	2,659,799
Bossier City, Louisiania	EVB	1,025,000	5,117,686	(297,374)	(93,895)	727,626	5,023,791	(1,329,336)	4,422,081
Fredericksburg North, Virginia	FNI	650,000	3,142,312	(292,533)	(522,367)	357,467	2,619,945	(630,243)	2,347,169
Ashland, Kentucky	GE 2DI	320,000	1,303,003	—	415,003	320,000	1,718,006	(382,334)	1,655,672
Glasgow, Kentucky	GE 2DI	425,000	2,206,805	—	167,489	425,000	2,374,294	(373,195)	2,426,099
Sioux Falls, Airport	GE SF	—	2,397,714	—	224,729	—	2,622,443	(447,742)	2,174,701
Sioux Falls, Empire	GE SF	480,000	1,988,692	—	247,366	480,000	2,236,058	(390,026)	2,326,032

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2011

			Initial Cost		Additions, (Dispositions), (Impairments), Subsequent to Acquisition		Gross Amount at December 31, 2011
Hotel and Location	Encum- brance		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation		Net Book Value

Extended Stay-Savannah Suites
Atlanta, Georgia	GE PINE	*	1,865,000	3,997,960	(981,833)	(1,856,795)	883,167	2,141,165	(410,399)		2,613,933
Augusta, Georgia	GE SS		750,000	3,816,246	—	217,257	750,000	4,033,503	(790,218)		3,993,285
Chamblee, Georgia	GE SS		1,650,000	3,563,648	—	141,556	1,650,000	3,705,204	(771,101)		4,584,103
Greenville, South Carolina	GE SS		550,000	3,408,375	(255,316)	(1,545,291)	294,684	1,863,084	(306,564)		1,851,204
Jonesboro, Georgia	GE SS		875,000	2,978,463	(394,903)	(1,291,788)	480,097	1,686,675	(268,548)		1,898,224
Savannah, Georgia	GE SS		1,250,000	4,052,678	(535,827)	(1,856,434)	714,173	2,196,244	(185,417)		2,725,000
Stone Mountain, Georgia	GE SS		725,000	3,840,600	—	148,431	725,000	3,989,031	(771,505)		3,942,526

Supertel Inn
Creston, Iowa	GWB		234,866	2,708,224	—	12,527	234,866	2,720,751	(705,576)		2,250,041

Key West Inns
Key Largo, Florida	GRW		339,425	3,238,530	—	1,271,753	339,425	4,510,283	(1,969,223)		2,880,485

Masters
Columbia-I26, South Carolina	GE Masters		450,000	1,395,861	(110,184)	(162,007)	339,816	1,233,854	(172,774)		1,400,896
Columbia-Knox Abbot Dr, South Carolina	GE Masters		—	1,474,612	—	(388,817)	—	1,085,795	(255,795)		830,000
Charleston North, South Carolina	GE Masters		700,000	2,895,079	(374,227)	(1,186,990)	325,773	1,708,089	(301,361)		1,732,501
Garden City, Georgia	GE Masters		570,000	2,443,603	(281,448)	(886,463)	288,552	1,557,140	(255,692)		1,590,000
Tampa East, Florida	GE Masters		192,416	3,413,132	(123,228)	(2,102,982)	69,188	1,310,150	(309,384)		1,069,954
Tampa Fairgrounds, Florida	GE Masters		580,000	3,018,614	(273,780)	(1,124,202)	306,220	1,894,412	(278,132)		1,922,500
Tuscaloosa, Alabama	GE Masters		740,000	4,025,844	(347,094)	(1,485,665)	392,906	2,540,179	(345,574)		2,587,511

Subtotal Hotel Properties			45,733,940	246,038,114	(6,791,159)	21,186,818	38,942,781	267,224,932	(97,483,580)	—	208,684,133
Construction in Progress			—	—	—	419,325	—	419,325			419,325
Other	NON		68,765	1,516,627	(68,765)	(950,723)	—	565,904	(435,091)		130,813

Total			$45,802,705	$247,554,741	$(6,859,924)	$20,655,420	$38,942,781	$268,210,161	$(97,918,671)		$209,234,271

*	Atlanta Land includes value of land lease

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2011

Encumbrance codes refer to the following lenders:

GRW	Greenwich Capital Loan	EVB	Elkhorn Valley Bank
GWB	Great Western Bank	CITI	Citigroup Global Markets Realty
GE SB	GE Capital Franchise Finance	FNI	Fredericksburg North Investors, LLC
GE SS	GE Capital Corporation	WF BMI	Wells Fargo Bank
GE Pine	GE Capital Corporation	GE MOA	GE Capital Corporation
GE Masters	GE Capital Corporation	GE SF	GE Capital Corporation
GE GB	GE Capital Corporation	GE 3CI	GE Capital Corporation
GE LSI	GE Capital Corporation	GE 2 DI	GE Capital Corporation
FNB	First National Bank of Omaha	NON	Non-encumbered

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2011

	ASSET BASIS	Total

(a)	Balance at January 1, 2009	$400,871,996

	Additions to buildings and improvements	$4,485,009
	Disposition of buildings and improvements	(18,942,418)
	Impairment loss	(26,722,187)

	Balance at December 31, 2009	$359,692,400

	Additions to buildings and improvements	$4,344,356
	Disposition of buildings and improvements	(17,101,252)
	Impairment loss	(8,555,306)

	Balance at December 31, 2010	$338,380,198

	Additions to buildings and improvements	$4,963,538
	Disposition of buildings and improvements	(16,983,570)
	Impairment loss	(19,207,224)

	Balance at December 31, 2011	$307,152,942

	ACCUMULATED DEPRECIATION	Total

(b)	Balance at January 1, 2009	$86,990,942

	Depreciation for the period ended December 31, 2009	$14,242,727
	Depreciation on assets sold or disposed	(4,697,660)
	Impairment loss	(2,574,353)

	Balance at December 31, 2009	$93,961,656

	Depreciation for the period ended December 31, 2010	$11,710,060
	Depreciation on assets sold or disposed	(7,168,962)
	Impairment loss	(356,732)

	Balance at December 31, 2010	$98,146,022

	Depreciation for the period ended December 31, 2011	$9,996,077
	Depreciation on assets sold or disposed	(5,324,345)
	Impairment loss	(4,899,083)

	Balance at December 31, 2011	$97,918,671

(c)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $350 million (unaudited).

(d)	Depreciation is computed based upon the following useful lives:

Buildings and improvements	15 - 40 years
Furniture and equipment	3 - 12 years

(e)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in Note 7 to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The Company’s articles of incorporation provide that the Board of Directors (the “Board”) can set the number of directors, but also provides that the Board of Directors must have no less than three nor more than nine directors. The Board is presently comprised of nine members. The names of the members of the Company’s Board and certain information about them, are set forth below. Each of the directors serves a term expiring at the next annual meeting of Company stockholders or until a successor is elected. Their ages are as of March 17, 2012.

Steve H. Borgmann, Director. Mr. Borgmann joined the Company’s Board in October 1999, and since the merger between the former Supertel and the Company he has been engaged in developing and owning apartment buildings. Mr. Borgmann, age 66, was a founder, director and the Executive Vice President of former Supertel. Prior to the merger, Mr. Borgmann had been involved in acquiring, developing, owning, managing and operating limited service hotels for the former Supertel or its predecessors since 1978. Mr. Borgmann is a graduate of the University of Nebraska - Lincoln. Mr. Borgmann’s experience as a developer of real estate and as a founder of the former Supertel greatly assists the conduct, development, and operation of the Company’s business.

Committee: Nominating

Allen L. Dayton, Director. Mr. Dayton joined the Company’s Board in May 2003, upon election by the Company’s shareholders. Mr. Dayton, age 63, has been Chairman of the Board of Video Service of America since 1977 and Southern Improvement Company since 2000. Mr. Dayton is a private investor and his investment holdings include positions in companies operating in the printing, cable television, distribution and real estate industries. Mr. Dayton was previously Chairman of the Kellogg Savings Bank. Mr. Dayton sits on the boards of several business schools, and also serves as a Trustee of the University of Nebraska Foundation. Mr. Dayton’s experience as a private investor provides the Board with valuable insight on stockholder interests and sources of capital.

Committee: Compensation

Daniel R. Elsztain, Director. Mr. Elsztain, age 39, obtained a degree in Economic Sciences from the Torcuato Di Tella University and has a Masters in Business Administration from the Austral IAE University. At present, he is a member of the board of IRSA Inversiones y Representaciones Sociedad Anónima (IRSA), a real estate public company listed both on the New York Stock Exchange (“NYSE”) and the Buenos Aires Stock Exchange (“BASE”), as well as its Director for Real Estate Business since 2004. He is a board member of Alto Palermo S.A. (APSA), a retail public company listed both on NASDAQ and BASE. He also serves on the board of Hersha Hospitality Trust. His extensive experience in IRSA’s real estate operations and his participation on other public company boards provides the Board with a source of substantial lodging and real estate knowledge.

Committee: Investment

James H. Friend, Director. Mr. Friend, age 60, has been president and CEO at Friend Development Group LLC since 1997 and has been actively involved in the hotel and real estate business for more than 25 years. Mr. Friend has extensive experience in ground-up development, has partnered and advised NYSE companies, major institutions, REITs, banks and privately held companies in a wide range of real estate product types including hotels, retail, assisted living, multi-family, and mixed-use development. His years of work with REITs, banks and other companies provides the Board with a very knowledgeable source of development for a wide range of real estate, including hotels.

Committees: Audit, Nominating

Donald J. Landry, Director. Mr. Landry, age 63 is president and owner of Top Ten, an independent hospitality industry consulting company. Mr. Landry has over forty years of lodging and hospitality experience in a variety of leadership positions. Most recently, Mr. Landry was the Chief Executive Officer, President and Vice Chairman of Sunburst Hospitality Inc. Mr. Landry has also served as President of Choice Hotels International, Inc., Manor Care Hotel Division and Richfield Hotel Management. Mr. Landry currently serves on the corporate advisory boards of Campo Architects, UniFocus and VOILA Hotel Rewards, Revenue Performance and numerous nonprofit boards. Mr. Landry is a frequent guest lecturer at Johnson and Wales University and the University of New Orleans. Mr. Landry holds a bachelor of science from the University of New Orleans, which awarded him Alumnus of the Year in 1999. Mr. Landry is a Certified Hotel Administrator.

Mr. Landry’s 40 years of experience in the lodging and real estate industries, including his roles as Chief Executive Officer, President and Vice Chairman of Sunburst Hospitality Inc. and President of Choice Hotels International, Inc., Manor Care Hotel Division and Richfield Hotel Management provides the Board with an experienced source on lodging and real estate industries.

Committee: Investment

William C. Latham, Chairman of the Board. Mr. Latham has served as a director of the Company since December 2008. Mr. Latham, age 78, is the founder and Chairman of the Board of Budget Motels, Inc. since 1972. Budget Motel, Inc. owns and operates multiple hotels in several states. Mr. Latham was previously a member of the Board of Directors and served as Chairman of the Commonwealth Savings and Loan Association in Manassas, Virginia. Mr. Latham currently sits on several advisory boards and is an active member of the Virginia Tech Foundation’s Board of Directors and its audit committee. Mr. Latham is a graduate of Virginia Polytechnic Institute. He has been active in the ownership and management of hotels since 1972 and, as a veteran of hotel operations and with many years of experience from serving on business and advisory boards, he provides the Board with experienced leadership in his role as Chairman of the Board and is a significant resource for Company operations.

Committee: Nominating

John M. Sabin, Director. Since May 2011 Mr. Sabin, age 57, has been the Executive Vice President and Chief Financial Officer of Revolution LLC as well as the Chief Financial Officer of The Stephen Case Foundation and the Case Family Office. Previously he was the Chief Financial Officer and General Counsel of Phoenix Health Systems, Inc. a private healthcare information technology outsourcing and consulting firm, from October 2004 to May 2011. Mr. Sabin was the Chief Financial Officer, General Counsel and Secretary of NovaScreen Biosciences Corporation, a private bioinformatics and contract research biotech company (which was subsequently acquired by Caliper Life Sciences) from January 2000 to October 2004. Prior to joining NovaScreen, Mr. Sabin served as a finance executive with Hudson Hotels Corporation, Vistana, Inc., Choice Hotels International, Inc., Manor Care, Inc. and Marriott International, Inc. all of which were public companies at the time of his service. In his professional life Mr. Sabin has had commercial lease experience with a national law firm, transactional real estate experience with national hospitality and health care firms, commercial real estate financing experience, IPO experience, as well as experience as an audit committee and board member of five other public companies. Mr. Sabin is a member of the board of trustees of Hersha Hospitality Trust and a director of Prime Group Realty Trust. Mr. Sabin has received Bachelor of Science degrees in Accounting and in University Studies; a Masters of Accountancy and a Masters in Business Administration from Brigham Young University, and he also received a Juris Doctor from the J. Reuben Clark Law School at Brigham Young University. Mr. Sabin is a licensed CPA and is admitted to the bar in several states.

Mr. Sabin’s qualifications include substantial hospitality industry experience, as well as his substantial legal, finance and accounting experience. His current and prior service as both General Counsel and Chief Financial Officer of various companies provides the Board with valuable insights with respect to finance, accounting, legal and corporate governance matters.

Committees: Audit, Compensation, Investment

Kelly A. Walters, Director, President and Chief Executive Officer. Mr. Walters joined the Company and became President and Chief Executive Officer on April 14, 2009. Mr. Walters, age 51, is a former Senior Vice President from October 2006 to April 2009 for North Dakota-based Investors Real Estate Trust (IRET), a self-advised equity real estate investment trust. Prior to IRET, he was Senior Vice President and Chief Investment Officer from 1993 to 2006 of Omaha-based Magnum Resources, Inc., a privately held real estate investment and operating company. Preceding Magnum Resources, Mr. Walters was an officer and senior portfolio manager at Brown Brothers Harriman & Company in Chicago. He also held investment positions with Peter Kiewit Sons’ Inc.

He holds a B.S.B.A. degree in banking and finance from the University of Nebraska at Omaha and an EMBA from the University of Nebraska. Mr. Walters’ experience with real estate investment trusts and many years experience in real estate investment provides the Board with extensive knowledge of the operation of real estate investment trusts and real estate investments.

Committee: Investment

George R. Whittemore, Director. Mr. Whittemore has served as a director of the Company since November 1994. Mr. Whittemore, age 62, retired, served as President and Chief Executive Officer of the Company until August 15, 2004. Mr. Whittemore served as Senior Vice President and director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Anderson & Strudwick has served as an underwriter for Company public stock offerings. He served as a director and the President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, when these institutions were acquired by a merger with Signet Banking Corporation (now Wells Fargo Corporation). Mr. Whittemore was appointed President of Mills Value Adviser, Inc., a registered investment advisor, in April 1996. Mr. Whittemore is currently a director of Village Bank & Trust in Richmond, Virginia. He is also a director of Prime Group Realty Trust, Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Value Plus Real Estate Investment Trust II, Inc. and serves on the audit committee of all three of these companies. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore’s experience as a director of real estate trusts and as a former chief executive of the Company provides significant assistance to the Board in the oversight of Company business and the conduct of Company operations as a real estate investment trust.

Committees: Audit, Compensation, Investment

Directors Designation Agreement

In connection with a $30 million investment by Real Estate Strategies L.P. (“RES”) in preferred stock of the Company, the Company and RES entered into Directors Designation Agreement dated February 1, 2012. Pursuant to the agreement, RES may appoint up to four directors for the Board based on RES’s voting power on a fully diluted basis (exclusive of the warrants held by RES). RES may appoint the following number of directors if it owns the indicated percentage of voting power:

Voting Power	No. of Directors

34%	4

22% or more but less than 34%	3

14% or more but less than 22%	2

7% or more but less than 14%	1

RES holds 34% of the Company voting stock and is entitled to appoint four directors to the Board. Pursuant to the designation of RES, the Board on February 1, 2012 appointed Messrs. Elsztain, Friend, Landry, and Sabin as members of the Board.

The Company has also agreed that the Board will be maintained at no more than nine members. RES has agreed to vote for the election of Messrs. Borgmann, Dayton, Latham, Walters and Whittemore and their successors as nominated by the nominating committee of the Board. One of the directors designated by RES will be appointed to the nominating committee. As long as RES beneficially owns 7% or more of the voting power of the capital stock of the Company, the RES designees will be nominated and recommended for election at each annual meeting of Company stockholders.

Executive Officers

Information concerning the directors and executive officers of the Company is incorporated by reference from information relating to executive officers of the Company set forth in Part I of this Form 10-K.

Section 16(A) Beneficial Ownership Reporting Compliance

Under United States securities laws, the Company’s directors and executive officers, and persons who own more than 10% of our common stock, are required to report their ownership of the common stock and any changes in ownership to the SEC. These persons are also required by SEC regulations to furnish the Company with copies of these reports. Specific due dates for these reports have been established, and the Company is required to report in this Form 10-K any failure to file such reports by those due dates during the 2011 fiscal year.

Based solely upon a review of the reports furnished to the Company or written representations from the Company’s directors and executive officers, the Company believes that all of these filing requirements were satisfied by the Company’s directors and executive officers, and owners of more than 10% of the common stock on a timely basis.

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

Audit Committee

The Audit Committee currently consists of Messrs. Sabin (Chairman), Friend and Whittemore. Each member of the Audit Committee is independent, as independence for audit committee members is defined by the applicable rules and regulations of the SEC and the NASDAQ Global Market. The Audit Committee is responsible for the engagement of the independent registered public accounting firm, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves professional services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of the Company’s internal accounting controls. The Audit Committee pre-approves all audit and non-audit services performed by the independent auditor. The Board has determined that Mr. Sabin and Mr. Whittemore are audit committee financial experts within the meaning of SEC regulations. The Audit Committee operates pursuant to a written charter adopted by the Board. A copy of the charter is available on our website at www.supertelinc.com in the Investor Relations section under “Governance Docs.” The Audit Committee has a written policy with respect to its review and approval or ratification of transactions between the Company and a director, executive officer or related person covered by the SEC’s rule S-K 404(a).

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following compensation discussion and analysis provides information which the Compensation Committee of the Board of Directors (the “Committee”) believes is relevant to an assessment and understanding of compensation awarded to, earned by or paid to the Company’s executive officers listed in the summary compensation table (named executive officers). This discussion should be read in conjunction with the summary compensation table and related tables below.

During fiscal 2011, the members of the Committee were George R. Whittemore, Patrick Jung and Richard Frandeen. Messrs. Jung and Frandeen resigned from the Board of Directors (the “Board”) on January 31, 2012, and on February 1, 2012 the Board appointed Messrs. Dayton and Sabin to the Committee.

Compensation Overview and Objective. The Committee has the responsibility for developing and maintaining an executive compensation policy for named executive officers that creates a direct relationship between pay levels and corporate performance and returns to shareholders. The objective of the Company’s compensation program is to attract and retain a high caliber of management who will manage the Company in a manner that will promote its goals to achieve long term profitability and to advance the interest of the Company’s shareholders. The Committee believes that the performance in 2011 of the named executive officers indicate their commitment to achieving such goals for the Company and its shareholders. The compensation program for named executive officers seeks to achieve the objective of retaining a high caliber of management by:

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

The Company adopted the Supertel 2006 Stock Plan in 2006 for the benefit of its named officers and other employees. The plan, approved by the Company shareholders, is the first equity based compensation plan adopted by the Company. The Company does not have a pension plan. The Company’s executive officers may participate in its 401(k) Plan on the same terms as other participating employees. The Company does not maintain a perquisite program for its executive officers.

Employment Agreements

On November 17, 2009 the Company entered into employment agreements, approved by the Committee, with the named executive officers, Kelly A. Walters, the Company’s Chief Executive Officer; Corrine L. Scarpello, the Company’s Chief Financial Officer; Steven C. Gilbert, the Company’s Chief Operating Officer; and David L. Walter, the Company’s Senior Vice President and Treasurer. In connection with the $30 million investment by Real Estate Strategies L.P. (“RES”) in preferred stock of the Company, the Company and the executives entered into new employment agreements on February 1, 2012. The new agreements maintain the named executive officers’ 2011 base salaries and are generally in the form of the executives’ previous employment agreements except for increase in the term of the agreements and the addition of severance payments in the event the Company terminates the executive’s employment or the executive terminates employment for good reason. The employment agreements of Mr. Walters and Ms. Scarpello terminate on January 31. 2015. Their severance payment is three times their base salary. The employment agreements of Mr. Walter and Mr. Gilbert terminate on January 31, 2014. Their severance payment is two times their base salary. Severance amounts for all four executives reduce by six months during each year of employment. One-third of the severance will be paid in the form of the Company’s equity to the extent available from shareholder approved plans.

As with the prior agreements, the new employment agreements provide that base salaries will be reviewed annually and further provide that the executives will be considered for cash bonuses and option grants annually. Any such bonus is to be based on the recommendation of the Committee and any such option grant is to be made in the sole discretion of the Committee.

Components of Compensation. The Company’s executive compensation has three components, each of which is intended to support the overall compensation objective of retaining a high caliber of management. The three components are base salary, annual bonuses, and equity incentives. Since 2006, the Company has had the ability to use equity incentives in the compensation program for named executive officers. The Company paid solely cash compensation in 2011 to its named executive officers.

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

Historically the Committee reviews with the Chief Executive Officer an annual salary plan for the Company’s executive officers (other than the Chief Executive Officer). The salary plan is modified as deemed appropriate and approved by the Committee. The annual salary plan is developed by the Chief Executive Officer and is based on his judgment as to the past and expected future contributions of the individual executive. The Committee reviews and establishes the base salary of the Chief Executive Officer based on the Committee’s assessment of his past performance, leadership in the conduct of the Company’s business, and its expectation as to his future contribution in directing the long-term success of the Company.

The annual salary review was handled differently in 2011. The Board agreed to the form of the executive employment agreements for the four executives as described above during the Company’s negotiations with RES. Pursuant to the agreements, the base salaries for the executives were maintained at 2011 levels. The annual base salaries for the executives remain at $262,000 for Mr. Walters, $200,100 for Ms. Scarpello, $147,000 for Mr. Walter and $144,000 for Mr. Gilbert.

Annual Bonuses. No discretionary cash bonuses were awarded to the named executive officers in 2011.

Equity Incentive Plan. Equity stock incentives are provided primarily through grants of stock options to executive officers pursuant to the shareholder approved the Company’s 2006 Stock Plan. The Committee recognizes the value of equity incentives in assisting the Company in the hiring and retaining of management personnel and in enhancing the long-term mutuality of interest between the Company shareholders and its directors, officers and employees. Stock options are granted at the market value on the date of the grant and have value only if the Company’s stock price increases. Employees must be employed by the Company at the time of vesting in order to exercise the options. No stock options were granted to the named executive officers in 2011.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

COMPENSATION COMMITTEE
George R. Whittemore, Chairman

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during 2011. Mr. Whittemore was an executive officer of the Company from November 2001 to August 2004. No executive officer of the Company served as a member of the compensation committee or as a director of any company where an executive officer of such company is a member of the Compensation Committee or is a director of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Kelly A. Walters Chief Executive Officer (3)	2011	262,000	0	0	37,800	299,800
	2010	262,000	0	7,000	22,430	291,430
	2009	184,807	0	6,925	0	191,732

Corrine L. Scarpello Chief Financial Officer (4)	2011	200,100		0	8,004	208,104
	2010	145,000	0	7,000	5,800	157,800
	2009	127,500	0	6,059	4,707	138,266

Steven C. Gilbert Chief Operating Officer	2011	144,000	0	0	5,760	149,760
	2010	120,000	0	7,000	4,824	131,824
	2009	112,000	0	6,059	4,652	122,711

David L. Walter Senior Vice President and Treasurer	2011	147,000	0	0	5,880	152,880
	2010	140,000	0	7,000	5,600	152,600
	2009	135,000	0	6,059	4,569	145,628

(1)	This column reflects the grant date fair value of stock options granted in accordance with FASB Accounting Standards Codification Topic 718. See footnote 13 to the Company’s consolidated financial statements for the assumptions used in the valuation of these awards.
(2)	Amounts for the named executive officers represent contributions credited by the Company during 2011, 2010, and 2009 to its 401(k) plan. Amount for Mr. Walters also includes director fees of $28,000 and $14,368, respectively, earned by him from the Company during 2011 and 2010.
(3)	Mr. Walters was appointed President and Chief Executive Officer on April 14, 2009.
(4)	Ms. Scarpello was appointed Chief Financial Officer on August 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Kelly A. Walters Chief Executive Officer	20,000	0	1.54	Nov. 17, 2013
	0	20,000	1.42	Dec. 2, 2014

Corrine L. Scarpello Chief Financial Officer	10,000 17,500 0	0 0 20,000	5.28 1.54 1.42	May 22, 2012 Nov. 17, 2013 Dec. 2, 2014

Steven C. Gilbert Chief Operating Officer	10,000 17,500 0	0 0 20,000	5.28 1.54 1.42	May 22, 2012 Nov. 17, 2013 Dec. 2, 2014

David L. Walter Senior Vice President and Treasurer	10,000 17,500 0	0 0 20,000	5.28 1.54 1.42	May 22, 2012 Nov. 17, 2013 Dec. 2, 2014

The options expiring May 22, 2012 vested on December 31, 2008; options expiring on November 17, 2013 vested on June 30, 2010; and options expiring on December 2, 2014 vested on June 30, 2011.

Potential Payments Upon Termination or Change-in-Control

The employment agreements with the named executive officers provide for the payment of severance in the event the Company terminates the named executive officer’s employment without cause or the executive terminates employment for good reason. “Cause” means (a) an unlawful or criminal act by the executive involving moral turpitude or resulting in a financial loss to Employer, or upon conviction of a felony; or (b) subject to certain cure rights of the executive, the executive fails to obey written directions delivered to the executive by the Board or Chief Executive Officer, or the executive commits a material breach of any of the covenants, terms and provisions of the agreement. “Good Reason” means, subject to certain exceptions and cure rights of the Company, the occurrence of one of the following events, without the Employee’s prior written consent, (a) a material diminution in the executive’s duties or responsibilities or any material demotion of the executive. (b) a requirement that the executive work principally from a location outside the 50 mile radius of the current Company offices in Norfolk, Nebraska or Omaha, Nebraska as of the date of this agreement, (c) a material reduction in the executive’s base salary, or (d) upon a change of control of the Company, the Company’s failure to obtain an agreement from any successor of the Company to assume the employment agreement.

The employment agreements of Mr. Walters’ and Ms. Scarpello’s terminate on January 31. 2015. Their severance payment is three times their base salary. The employment agreements of Mr. Walter’s and Mr. Gilbert’s terminate on January 31, 2014. Their severance payment is two times their base salary. Severance amounts for all four executives reduce by six months during each year of employment. One-third of the severance will be paid in the form of the Company’s equity to the extent available from shareholder approved plans.

If on the last day of fiscal 2011 the Company discharged the executive without cause or the executive quit for good reason then each of the executives would have received a multiple of their current base salary, aggregating for each such executive: Mr. Walters – $786,000; Ms. Scarpello – $600,300; Mr. Walter – $294,000; and Mr. Gilbert – $288,000.

The Company’s shareholder-approved stock plan provides that all outstanding options become immediately exercisable in the event of a change in control. A change in control, defined specifically in the Company’s shareholder-approved stock plan, generally occurs if: (i) a person, entity or group (excluding Company plans) acquires 50% or more of the Company’s common stock or total voting power of the Company’s voting securities; (ii) incumbent directors or their replacements (whose election or nomination was approved by at least a majority of then incumbent directors) cease to constitute a majority of the board; (iii) a reorganization, merger, consolidation, or sale of substantially all of the Company’s assets occurs unless the Company’s shareholders prior to the transaction own after the transaction 50% or more of the voting power of the Company’s securities; and (iv) the Company is liquidated or dissolved. All outstanding options as of December 31, 2011 were vested and exercisable and therefore there would have been no incremental value for unvested options if a change of control of the Company had occurred on December 31, 2011.

Director Compensation for 2011

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Total ($)

Steve H. Borgmann	30,000	0	30,000

Allen L. Dayton	28,000	0	28,000

Richard A. Frandeen*	27,500	0	27,500

Patrick J. Jung*	31,000	0	31,000

William C. Latham	29,500	0	29,500

Paul J. Schulte*	29,000	0	29,000

George R. Whittemore	32,000	0	32,000

Jeffrey M. Zwerdling*	29,000	0	29,000

*	Messrs. Frandeen, Jung, Schulte and Zwerdling resigned from the Board of Directors on January 31, 2012.

Each director in 2011 received an annual retainer of $20,000. Additionally, directors received fees of $1,000 per board meeting attended in person and $500 per telephonic board meeting. Committee chairmen received compensation as follows: Audit Committee chairman annual retainer of $3,000; Compensation Committee chairman annual retainer of $1,500 and Investment Committee Chairman annual retainer of $1,500. Each Audit Committee member, other than the chairman, receives a fee of $375 per quarter. Four of the directors who participated on a special committee to interview and recommend new management companies for the Company’s hotels also received the following one-time fees approved by the Board of Directors: Messrs. Borgmann and Schulte, $1,000 each, and Messrs. Latham and Whittemore, $1,500 each. Directors fees paid to Mr. Walters are reported in the summary compensation table.

In 2012, the Board approved fees for independent directors who are members of the Investment Committee. Commencing February 16, 2012, the Investment Committee chairman receives a monthly fee of $750. Each member of the Investment Committee who is an independent director, other than the chairman, receives a monthly fee of $500. The fees to the Investment Committee are paid quarterly in arrears in common stock issued under the 2006 Stock Plan, based on a value per share equal to the average of the closing price of the common stock during the first 20 trading days of the year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES OWNERSHIP

OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock and preferred stock as of March 23, 2012 by the following persons (a) each shareholder known to us to beneficially own more than 5% of the outstanding shares of our common stock, (b) each director, (c) each executive officer named in the Summary Compensation Table and (d) all directors and executive officers as a group. A person has beneficial ownership over shares if he or she has or shares voting or investment power over the shares, or the right to acquire that power within 60 days of March 23, 2012.

With respect to our continuing qualification as a real estate investment trust, our Articles of Incorporation contain an ownership limitation, which prohibits both direct and indirect ownership of more than 9.9% of the outstanding shares of our common stock or 9.9% of any series of our preferred stock. Our Articles of Incorporation permit the Board of Directors, in its sole discretion, to exempt a person from this ownership limit if the person provides representations and undertakings that enable the Board to determine that granting the exemption would not result in Supertel losing its qualification as a REIT. Under the Internal Revenue Service rules, REIT shares owned by certain entities are considered owned proportionately by owners of the entities for REIT qualification purposes. The holder of the Series C preferred stock provided representations and undertakings necessary for the Board to grant such an exemption, including a representation that no individual will own 9.9% or more of any class of Supertel stock as a result of the holder’s acquisition of the Series C preferred stock and related warrants for the purchase of common stock.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Real Estate Strategies L.P. 2 Church Street Hamilton DO HM CX, Bermuda	Series C preferred stock	3,000,000	(2)	100%
	common stock	11,884,744	(2)	34.0%
Mark H. Tallman P. O. Box 4397 Lincoln, NE 68504	common stock	2,299,672	(3)	9.9%
William C. Latham	common stock	943,611	(4)	4.1%
Allen L. Dayton	common stock	940,455	(5)	4.1%
Steve H. Borgmann	common stock	901,686	(6)	3.9%
Kelly A. Walters	common stock	265,000	(7)	1.1%
	Series B preferred stock	2,604
George R. Whittemore	common stock	119,101	(8)
Daniel R. Elsztain	common stock	0	(9)
James H. Friend	common stock	0	(9)
Donald J. Landry	common stock	0	(9)
John M. Sabin	common stock	0	(9)
Corrine L. Scarpello	common stock	72,000	(10)
	Series B preferred stock	225
Steven C. Gilbert	common stock	56,000	(11)
David L. Walter	common stock	51,570	(12)
All directors and executive officers as a group (12 persons)	common stock	3,349,423	(13)	14.4%
	Series B preferred stock	2,829

(1)	Unless otherwise indicated, beneficial ownership of any named individual does not exceed 1% of the outstanding class of securities. In calculating the indicated percentage, the denominator includes the shares of common stock that would be acquired by the person through the exercise of options. The denominator excludes the shares of common stock that would be acquired by any other person upon such exercise.

(2)	Real Estate Strategies L.P., an investment vehicle indirectly controlled by IRSA Inversiones y Representaciones Sociedad Anónima (“IRSA”), an Argentinean-based publicly traded company, acquired 3,000,000 shares of Series C preferred stock and 30,000,000 warrants from Supertel in a private placement. Up to 30,000,000 shares of common stock may be issued upon conversion of the Series C preferred stock, and up to 30,000,000 shares of common stock may be issued upon the exercise of the warrants. Real Estate Strategies L.P. and its affiliates’ beneficial ownership of voting stock at any time is limited to 34% of the issued and outstanding voting stock of Supertel, notwithstanding preferred voting or conversion rights or warrant exercise rights. “Voting stock” includes the common stock, and means capital stock having the power to vote generally for the election of directors of Supertel. The shares of common stock reflect the maximum number of shares that Real Estate Strategies L.P. is entitled to receive on April 9, 2012 through the conversion of shares of Series C preferred stock or warrants held by it to purchase common stock.

Based on information appearing in Amendment No. 1 to a Schedule 13D filed by the Elsztain Group with the Securities and Exchange Commission on February 17, 2012, the Elsztain Group, which includes Real Estate Strategies L.P., has shared voting and shared dispositive power over the 3,000,000 shares of Series C preferred stock. The Elsztain Group, for purposes of Section 13(d)(3) of the Exchange Act, consists of Eduardo S. Elsztain, and the following entities controlled, either directly or indirectly, by Mr. Elsztain: Consultores Assets Management S.A. , Consultores Venture Capital Uruguay S.A., Agroinvestment S.A., Idalgir S.A., Consultores Venture Capital Ltd., Ifis Limited, Inversiones Financieras del Sur S.A., Cresud Sociedad Anónima Comercial, Inmobiliaria, Financiera y Agropecuaria, IRSA, Tyrus S.A., Jiwin S.A., Efanur SA and Real Estate Strategies L.P.

(3)	Based solely on Schedule 13G delivered to the Company by the beneficial owner.

(4)	Includes 863,611 shares of common stock held by Budget Motels, Inc.

(5)	Includes 784,055 shares of common stock held by the Southern Improvement Company, Inc. and 138,800 shares of common stock held by Video Service of America, Inc. Mr. Dayton has pledged 252,200 shares of common stock.

(6)	Includes 24,500 shares held by Mr. Borgmann’s wife and 1,500 shares held by his child.

(7)	Includes 40,000 shares of common stock which Mr. Walters has the rights to acquire through the exercise of options.

(8)	Includes 46,176 shares of common stock owned by Mr. Whittemore’s wife.

(9)	Messrs. Elsztain, Friend, Landry and Sabin joined the Board of Directors in February 2012.

(10)	Includes 47,500 shares of common stock which Ms. Scarpello has the right to acquire through the exercise of options.

(11)	Includes 47,500 shares of common stock which Mr. Gilbert has the right to acquire through the exercise of options.

(12)	Includes 250 shares of common stock owned by Mr. Walter’s wife and 47,500 shares of common stock which Mr. Walter has the right to acquire through the exercise of options.

(13)	Includes 182,500 shares of common stock which the directors and executive officers have the right to acquire through the exercise of options.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under existing equity compensation plans as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	215,500	$2.01	81,643
Equity compensation plans not approved by security holders	—	—	—
Total	215,500	$2.01	81,643

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board of Directors has determined that the following directors are independent as directors as independence is defined by the applicable rules of the Nasdaq Stock Market and the Company’s articles of incorporation and the rules of the Securities and Exchange Commission: Steve H. Borgmann, Allen Dayton, Daniel Elsztain, James Friend, Donald J. Landry, William C. Latham, John M. Sabin, and Randy Whittemore. The Board has determined that each member of the Audit Committee, Compensation Committee and Nominating Committee is independent as independence is defined by the applicable rules of the Nasdaq Stock Market and the Company’s articles of incorporation and the rules of the Securities and Exchange Commission. The Board of Directors has also determined that Messrs. Sabin and Whittemore are audit committee financial experts within the meaning of the rules of the Securities and Exchange Commission.

Certain Relationships and Related Transactions

Purchase Agreement and Series C Preferred Stock. On November 16, 2011, with the unanimous approval of the Board of Directors the Company and Supertel Limited Partnership entered into a Purchase Agreement (the “Purchase Agreement”) with Real Estate Strategies L.P., a Bermuda limited partnership (“RES”), for the purchase from the Company of up to 3,000,000 shares of Series C Cumulative Convertible Preferred Stock (the “Series C preferred”). RES is an affiliate of IRSA Inversiones y Representaciones Sociedad Anónima, a publicly-traded company (NYSE: “IRS”) based in Buenos Aires, Argentina (“IRSA”). On January 31, 2012 at a special meeting, the shareholders of the Company, by the requisite vote, approved the issuance and sale of up to 3,000,000 shares of the Series C preferred stock, up to 30,000,000 shares of common stock of the Company which may be issued upon conversion of the Series C preferred stock, and warrants to purchase up to an additional 30,000,000 shares of common stock, to RES pursuant to the Purchase Agreement. The Company issued an aggregate of 3,000,000 shares of Series C preferred to RES for $30 million in closings on February 1 and February 15, 2012.

Each share of Series C preferred stock is entitled to a dividend of $0.625 per year payable in equal quarterly dividends. Each share of Series C preferred stock has a liquidation preference of $10.00 per share, in cash, plus an amount equal to any accrued and unpaid dividends.

The Series C preferred stock is convertible, at the option of the holder, at any time into common stock at a conversion price of $1.00 for each share of common stock, which is equal to the rate of ten shares of common stock for each share of Series C preferred stock. A holder of Series C preferred will not have conversion rights to the extent the conversion would cause the holder and its affiliates to beneficially own more than 34% of voting stock (the “Beneficial Ownership Limitation”). “Voting stock” means capital stock having the power to vote generally for the election of directors of the Company.

The Series C preferred stock will vote with the common stock as one class, subject to certain voting limitations. For any vote, the voting power of the Series C preferred stock will be equal to the lesser of: (a) 6.29 votes per share, or (b) an amount of votes per share such that the vote of all shares of Series C preferred stock in the aggregate equal 34% of the combined voting power of all the Company voting stock, minus an amount equal to the number of votes represented by the other shares of voting stock beneficially owned by RES and its affiliates (the “Voting Limitation”).

As long as RES has the right to designate two or more directors to the Company Board of Directors pursuant to the Directors Designation Agreement (described below), the following requires the approval of RES and IRSA:

•	the merger, consolidation, liquidation or sale of substantially all of the assets of the Company;

•	the sale by the Company of common stock or securities convertible into common stock equal to 20% or more of the outstanding common stock or voting stock; or

•

any Company transaction of more than $120,000 in which any of its directors or executive officers or any member of their immediate family will have a material interest, exclusive of employment compensation and interests arising solely from the ownership of the Company equity securities if all holders of that class of equity securities receive the same benefit on a pro rata basis.

Warrants. On February 1, 2012 and February 15, 2012, in connection with the purchase of the Series C preferred stock, the Company issued and RES received warrants (“Warrants”) to purchase 30,000,000 shares of the Company’s common stock. Subject to the Beneficial Ownership Limitation, the Warrants are exercisable at any time on or before January 31, 2017 at an exercise price of $1.20 per share of common stock. The exercise price may be paid in cash, or the holder may also elect to pay the exercise price by having the Company withhold a sufficient number of shares from the exercise with a market value equal to the exercise price.

Investor Rights and Conversion Agreement. The Company, with the unanimous approval of the Board of Directors, entered into an Investor Rights and Conversion Agreement (the “Investor Rights and Conversion Agreement”) dated February 1, 2012 with RES and IRSA pursuant to which the Company granted RES and its affiliates and their respective subsidiaries, among other rights, the right to purchase equity shares or securities convertible into equity shares in future Company offerings on a pro rata basis based on their combined ownership of common stock and Series C preferred stock, provided that such purchase would not cause RES and its affiliates to exceed the Beneficial Ownership Limitation. In the agreement, RES agreed to certain standstill provisions including that neither RES nor its affiliates will acquire any securities that would result in RES and its affiliates owning more than 34% of the voting stock of the Company.

Registration Rights Agreement. The Company, with the unanimous approval of the Board of Directors, entered into a registration rights agreement (the “Registration Rights Agreement”) dated February 1, 2012 with RES and IRSA. The Registration Rights Agreement requires the Company to register for resale by the holders the common stock issued upon conversion of the Series C preferred stock and upon exercise of the Warrants, and the Warrants and the Series C preferred stock. The Registration Rights Agreement also grants RES the right to participate in certain future underwritten offerings of securities by the Company.

Directors Designation Agreement. The Company, with the unanimous approval of the Board of Directors, entered into a directors designation agreement (the “Directors Designation Agreement”) dated February 1, 2012 with RES and IRSA pursuant to which the Company will appoint up to four directors designated by RES and IRSA to the Company Board of Directors and to maintain the Company Board of Directors at no more than nine members. Messrs. Elsztain, Friend, Landry, and Sabin have been appointed to the Board of Directors pursuant to the agreement.

Pursuant to the agreement, RES agreed to vote for the election of the current Board of Directors who remain on the Board of Directors and their successors as nominated by the nominating committee of the Board of Directors. One of the directors designated by RES will be appointed to the nominating committee. As long as RES beneficially owns 7% or more of the voting power of the capital stock of the Company, the RES designees will be nominated and recommended for election at each annual meeting of the Company shareholders.

Loans by Directors and Guarantees by Directors. In an effort to meet the Company’s short-term liquidity needs, and because of the difficulty encountered in obtaining sources of borrowing to meet such needs, on November 10, 2011 the Audit Committee, then consisting of Messrs. Jung, Whittemore, and Zwerdling, approved a proposal for the purchase by four of the Company directors, Messrs. Borgmann, Dayton, Latham, and Walters (the “Purchasing Directors”), of the Amended and Restated Master Promissory Note maturing November 30, 2011 from Wells Fargo Bank, National Association (the “Note”) for the balance owed of principal and interest in the amount of $2,119,621. The Audit Committee has the authority and responsibility under its charter to review, oversee and approve of transactions between the Company and a director, executive officer or related person covered by the SEC’s rule S-K 404(a).

The Purchasing Directors purchased the Note from Wells Fargo on November 21, 2011. The Note was secured by two of the Company hotels and the Purchasing Directors released one of the hotels from security for the Note so that it could be used as security by the Company to obtain a $5,000,000 line of credit with Elkhorn Valley Bank. Each of the Purchasing Directors also separately guaranteed $750,000 of the line of credit (the “Elkhorn Line of Credit”).

The Audit Committee approved an amendment of the Note to extend its maturity to May 31, 2012 and to increase the per annum interest rate of 4.5% to 10% as consideration for the Purchasing Directors releasing the Company’s hotel from security for the Note. As consideration for the personal guaranties by the Purchasing Directors of Elkhorn Line of Credit, the Audit Committee approved payment of a fee of 2% per annum of the amount of their personal guaranties.

Proceeds from the sale of the Preferred Stock were used in February 2012 to repay the Note and the Elkhorn Line of Credit, and the Purchasing Directors were released from their personal guaranties. Each of the Purchasing Directors received $12,953 in interest payments on the Note and a $3,625 fee for their personal guarantee of the Elkhorn Line of Credit.

Item 14. Principal Accountant Fees and Services

The following table presents the fees for professional audit services rendered by KPMG LLP for the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2011 and 2010, and fees billed for other services rendered by KPMG LLP during those periods.

Year Ended December 31,	2011	2010
Audit Fees(1)	$318,510	$329,515
Audit Related Fees(2)	0	6,700
Tax Fees(3)	149,470	81,261
All Other Fees	0	0
Total	$467,980	$417,476

(1)	Includes fees billed for professional services rendered by KPMG LLP for the audit of the Company’s fiscal 2011 and 2010 annual financial statements, review of the Company’s quarterly financial statements during 2011 and 2010.
(2)	Includes fees billed for expenses related to professional services rendered by KPMG LLP in connection with the audit and review of the quarterly financial statements during 2011 and 2010.
(3)	Includes fees billed for professional services rendered by KPMG LLP for tax compliance, tax advice, and tax planning.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules.

Exhibits.

3.1* Second Amended and Restated Articles of Incorporation of the Company, as amended.

3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 6, 2007).

10.1 Third Amended and Restated Agreement of Limited Partnership of Supertel Limited Partnership, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.2 Loan Agreement dated as of November 26, 2002 by and among Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.3 Promissory Note dated as of November 26, 2002 between Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Greenwich Capital Financial Products, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.4 Guaranty of Recourse Obligations dated as of November 26, 2002 made by the Company in favor of Greenwich Capital Financial Products, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.5 Pledge and Security Agreement dated as of November 26, 2002 by the Company, Supertel Limited Partnership, TRS Leasing, Inc. and Solomons GP, LLC, for the benefit of Greenwich Capital Financial Products, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.6 Master Lease Agreement dated as of November 26, 2002 between Solomons Beacon Inn Limited Partnership and TRS Subsidiary, LLC. (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.7 First Amended and Restated Master Lease Agreement dated as of November 26, 2002 between Supertel Limited Partnership, E&P Financing Limited Partnership, TRS Leasing, Inc. and Solomons Beacon Inn Limited Partnership. (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.8 Hotel Management Agreement dated as of August 1, 2004 between TRS Leasing, Inc., TRS Subsidiary, LLC and Royco Hotels, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.9 Amendment dated January 1, 2007 to Hotel Management Agreement dated August 1, 2004 by and between Royco Hotels, Inc., TRS Leasing, Inc., TRS Subsidiary, LLC and SPPR TRS Subsidiary, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 1, 2007).

10.10 Management Agreement dated May 16, 2007 between TRS Leasing, Inc. and HLC Hotels, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2007).

10.11 Amendment to Management Agreement dated July 15, 2008 between TRS Leasing, Inc. and HLC Hotels, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.12 Amended and Restated Loan Agreement dated December 3, 2008 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 3, 2008).

10.13 First Amendment to Amended and Restated Loan Agreement dated February 4, 2009 between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009).

10.14 Second Amendment to Amended and Restated Loan Agreement dated as of March 29, 2010 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.15 Third Amendment to Amended and Restated Loan Agreement dated as of March 15, 2011 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.16 Fourth Amendment to Amended and Restated Loan Agreement dated as of December 9, 2011 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 9, 2011).

10.17* Promissory Notes, Loan Agreement and form of Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 18, 2006 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation.

10.18* Unconditional Guaranty of Payment and Performance dated August 18, 2006 by the Company to and for the benefit of General Electric Capital Corporation.

10.19 Amendment No. 1 to the Promissory Note dated August 18, 2006 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 1, 2008).

10.20* Promissory Note, Loan Agreement and form of Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated January 5, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation.

10.21 Amendment No. 1 to the Promissory Note dated January 5, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 1, 2008).

10.22 Promissory Notes, Loan Agreement and form of Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated May 16, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 16, 2007).

10.23 Unconditional Guaranty of Payment and Performance dated May 16, 2007 by the Company to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 16, 2007).

10.24 Amendment No. 1 to the Promissory Note dated May 16, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 1, 2008).

10.25 Loan Modification Agreements dated as of September 30, 2009 by and between General Electric Capital Corporation, the Company, Supertel Limited Partnership, Supertel Hospitality REIT Trust and SPPR-South Bend, LLC, (incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.26 Covenant Waiver dated as of November 9, 2009 by General Electric Capital Corporation to the Company, Supertel Limited Partnership, Supertel Hospitality REIT Trust and SPPR-South Bend, LLC. (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form10-K for the year ended December 31, 2009).

10.27 Loan Modification Agreement dated as of March 25, 2010 by and between General Electric Capital Corporation, Supertel Limited Partnership, SPPR-South Bend, LLC, Supertel Hospitality REIT Trust and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.28 Unconditional Guaranties of Payment and Performance dated March 16, 2009, by the Company and Supertel Hospitality REIT Trust to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.29 Global Amendment and Consent dated March 16, 2009 between Supertel Limited Partnership, SPPR-South Bend, LLC and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.30 Standby Equity Distribution Agreement dated as of March 26, 2010 between YA Global Master SPV Ltd. and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2010).

10.31*	The Company’s 2006 Stock Plan

10.32*	Form of Stock Option Agreement

10.33 Amendment dated May 28, 2009, to the Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 28, 2009).

10.34 Employment Agreement of Kelly Walters, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.35 Employment Agreement of Steven C. Gilbert, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.36 Employment Agreement of Corrine L. Scarpello, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.37 Employment Agreement of David L. Walter dated February 1, 2012 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.38 Purchase Agreement, dated November 16, 2011, by and among Supertel Hospitality, Inc., Supertel Limited Partnership and Real Estate Strategies L.P. incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated November 16, 2011.

10.39* Warrants issued to Real Estate Strategies L.P. dated February 1, 2012 and February 15, 2012.

10.40 Investor Rights and Conversion Agreement dated February 1, 2012, by and among Supertel Hospitality, Inc., Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima, incorporated by reference from Exhibit 10.3 of the Company’s Report on Form 8-K filed on February 3, 2012.

10.41 Registration Rights Agreement dated February 1, 2012, by and among Supertel Hospitality, Inc., Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima, incorporated by reference from Exhibit 10.4 of the Company’s Report on Form 8-K filed on February 3, 2012.

10.42 Directors Designation Agreement dated February 1, 2012, by and among Supertel Hospitality, Inc., Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima, incorporated by reference from Exhibit 10.5 of the Company’s Report on Form 8-K filed on February 3, 2012.

10.43 Director and Named Executive Officers Compensation is incorporated herein by reference to the Item 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

10.44* Management Agreement dated April 21, 2011 between Kinseth Hotel Corporation, TRS Leasing, Inc., TRS Subsidiary, LLC, SPPR TRS Subsidiary, LLC, and SPPR-BMI TRS Subsidiary, LLC.

10.45* Management Agreement dated April 21, 2011 between Strand Development Company, LLC, Strandco, Inc., TRS Leasing, Inc., TRS Subsidiary, LLC, SPPR TRS Subsidiary, LLC, and SPPR-BMI TRS Subsidiary, LLC.

10.46* Management Agreement dated April 21, 2011 between Hospitality Management Advisors, Inc., TRS Leasing, Inc., TRS Subsidiary, LLC, SPPR TRS Subsidiary, LLC, and SPPR-BMI TRS Subsidiary, LLC.

10.47 Amendments dated August 9, 2011 and January 21, 2010 to the Management Agreement dated May 16, 2007 between TRS Leasing, Inc. and HLC Hotels, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2011).

21.0* Subsidiaries.

23.1* Consent of KPMG LLP.

31.1* Section 302 Certification of Chief Executive Officer.

31.2* Section 302 Certification of Chief Financial Officer.

32.1* Section 906 Certifications.

101.1 The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

Pursuant to Item 601 (b)(4) of Regulation S-K, certain instruments with respect to the Company’s long-term debt are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as Exhibits 10.31 through 10.37.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

	By:	/s/ Kelly A. Walters
March 30, 2012		Kelly A. Walters
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated above.

By:	/s/ Kelly A. Walters
Kelly A. Walters
President and Chief Executive Officer (principal executive officer)

By:	/s/ Corrine L. Scarpello
Corrine L. Scarpello
Chief Financial Officer and Corporate Secretary
(principal financial and accounting officer)

By:	/s/ William C. Latham
William C. Latham
Chairman of the Board

By:	/s/ Kelly A. Walters
Kelly A. Walters
Director

By:	/s/ Steve H. Borgmann
Steve H. Borgmann
Director

By:	/s/ Allen L. Dayton
Allen L. Dayton
Director

By:	/s/ George R. Whittemore
George R. Whittemore
Director