Form 10-Q
period 2012-03-31
SUPERTEL HOSPITALITY INC
filed 2012-05-15
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34087

SUPERTEL HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1800 W. Pasewalk Ave., Ste. 200, Norfolk, NE 68701

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

As of April 30, 2012, there were 23,074,752 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	March 31, 2012	December 31, 2011
	(unaudited)

ASSETS
Investments in hotel properties	$256,343	$255,677
Less accumulated depreciation	77,767	76,777

	178,576	178,900

Cash and cash equivalents	9,991	279
Accounts receivable, net of allowance for doubtful accounts of $173 and $194	2,251	1,891
Prepaid expenses and other assets	10,065	8,917
Deferred financing costs, net	718	850
Investment in hotel properties, held for sale, net	26,394	30,335

	$227,995	$221,172

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$11,440	$10,704
Derivative liabilities, at fair value	16,902	—
Debt related to hotel properties held for sale	25,920	35,173
Long-term debt	120,564	130,672

	174,826	176,549

Redeemable noncontrolling interest in consolidated partnership, at redemption value	114	114

Redeemable preferred stock
10% Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

EQUITY
Shareholders’ equity
Preferred stock, 40,000,000 shares authorized;
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000 shares outstanding, liquidation preference of $30,000	30	—
Common stock, $.01 par value, 100,000,000 shares authorized; 23,074,752 and 23,070,387 shares outstanding	231	231
Common stock warrants	252	252
Additional paid-in capital	134,766	121,619
Distributions and accumulated losses in excess of retained earnings	(90,020)	(85,398)

Total shareholders’ equity	45,267	36,712
Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $102 and $64	126	135

Total equity	45,393	36,847

COMMITMENTS AND CONTINGENCIES
	$227,995	$221,172

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
REVENUES
Room rentals and other hotel services	$16,681	$16,270

EXPENSES
Hotel and property operations	13,541	13,488
Depreciation and amortization	2,124	2,247
General and administrative	1,093	1,103
Termination cost	—	540

	16,758	17,378

EARNINGS BEFORE NET LOSS ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE AND INCOME TAXES	(77)	(1,108)

Net loss on dispositions of assets	(4)	(5)
Other income (expense)	(1,212)	85
Interest expense	(2,116)	(2,336)
Impairment	381	(193)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,028)	(3,557)

Income tax benefit	464	609

LOSS FROM CONTINUING OPERATIONS	(2,564)	(2,948)

Loss from discontinued operations, net of tax	(1,407)	(763)

NET LOSS	(3,971)	(3,711)

Noncontrolling interest	6	11

NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	(3,965)	(3,700)

Preferred stock dividends	(657)	(368)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,622)	$(4,068)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations	$(0.14)	$(0.15)

EPS from discontinued operations	$(0.06)	$(0.03)

EPS basic and diluted	$(0.20)	$(0.18)

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,971)	$(3,711)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,170	2,621
Amortization of intangible assets and deferred financing costs	132	118
(Gain) loss on dispositions of assets	(490)	19
Amortization of stock option expense	—	14
Provision for impairment loss	1,434	449
Unrecognized loss on derivative instruments	1,213	—
Deferred income taxes	(662)	(1,073)
Changes in operating assets and liabilities:
Increase in assets	(558)	(568)
Increase in liabilities	447	829

Net cash used in operating activities	(285)	(1,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(1,569)	(990)
Proceeds from sale of hotel assets	2,720	2,237

Net cash provided by investing activities	1,151	1,247

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(47)
Principal payments on long-term debt	(21,361)	(3,585)
Proceeds from long-term debt, net	2,000	4,055
Distributions to noncontrolling interest	(3)	(14)
Common stock offering	3	—
Issuance of preferred stock and warrants	28,575	—
Dividends paid to preferred shareholders	(368)	(368)

Net cash provided by financing activities	8,846	41

Increase (decrease) in cash and cash equivalents	9,712	(14)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	279	333

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,991	$319

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$2,660	$2,985

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared - preferred	$657	$368

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 88 properties with the exception of furniture, fixtures and equipment on 68 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, Supertel Limited Partnership or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in Supertel Limited Partnership and at March 31, 2012 owned approximately 99% of the partnership interests in Supertel Limited Partnership. Supertel Limited Partnership is the general partner in SBILP. At March 31, 2012, Supertel Limited Partnership and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). Supertel Limited Partnership and SBMIHI owned 99% and 1% of SBMILLC, respectively. Supertel Limited Partnership and SPPRHI owned 99% and 1% of SHLLC, respectively, and Supertel Limited Partnership owned 100% of SSBLLC. References to “we”, “our”, and “us”, herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of March 31, 2012, the Company owned 98 limited service hotels. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company, LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”), and HLC Hotels Inc. (“HLC”).

The hotel management agreement, as amended, between TRS Lessee and Royco Hotels, the previous manager of 95 of the Company’s hotels, was terminated effective May 31, 2011. The agreement provided for Royco Hotels to operate and manage the hotels through December 31, 2011, with extension to December 31, 2016 upon achievement of average annual net operating income of at least 10% of the Company’s investment in the hotels. Under the agreement, Royco Hotels received a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increased above thresholds that ranged from up to $75 million to over $100 million, and was entitled, if earned, to an annual incentive fee of 10% of up to the first $1.0 million of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1.0 million. On March 25, 2011, Royco Hotels and the Company settled a lawsuit filed by Royco Hotels against the Company. The settlement agreement between the parties provides that the Company will pay an aggregate of $590,000 in varying amounts of installments through July 1, 2013 to Royco Hotels (of which $300,000 has been paid as of March 31, 2012) as financial settlement of the lawsuit and fees owed to Royco Hotels as termination fees for hotels that have been sold.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

HMA manages 24 Company hotels in Arkansas, Louisiana, Tennessee, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s seven economy extended-stay hotels in Georgia and South Carolina as well as 16 additional Company hotels located in Georgia, Delaware, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 44 Company hotels in eight states primarily in the Midwest. Each of the management agreements expire on May 31, 2014 and will renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

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

Consolidated Financial Statements

The Company has prepared the condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, fair value accounting requires bifurcation of certain embedded derivative instruments such as conversion features in convertible debt or equity instruments, and their measurement at fair value for accounting purposes. The conversion feature embedded in the Series C convertible preferred stock was evaluated, and it was determined that the conversion features should be bifurcated from its host instrument and accounted for as a freestanding derivative. In addition the common stock warrants issued with the Series C convertible preferred stock were also determined to be freestanding derivatives. The following summarizes our derivative liabilities at March 31, 2012 and December 31, 2011:

(in thousands)	March 31,	December 31,
Description	2012	2011

Series C convertible preferred embedded derivative	$8,009	$—
Warrant derivative	8,893	—

Derivative liabilities, at fair value	$16,902	$—

The Series C convertible preferred stock embedded derivative and the warrant derivative were initially recorded at their fair value of $7.1 million and $8.6 million, respectively, on the date of issuance, February 1, 2012 and February 15, 2012. At March 31, 2012 the carrying amounts of the derivatives were adjusted to their fair value of $8.0 million and $8.9 million, respectively, with a corresponding adjustment to other income (expense). The derivatives are reported as a derivative liability on the accompanying consolidated balance sheet as of March 31, 2012 and will be adjusted to their fair values at each reporting date.

The amendment to the Company’s articles of incorporation, setting forth the terms of the Series C convertible preferred stock, the host instrument, includes an antidilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $1.00 per share. Accordingly we bifurcated the embedded conversion feature which is shown as a derivative liability recorded at fair value on the accompanying consolidated balance sheet as of March 31, 2012.

The agreement setting forth the terms of the common stock warrants issued to the holders of the Series C convertible preferred stock also includes an antidilution provision that requires a reduction in the warrant’s exercise price of $1.20 should the conversion ratio of the Series C convertible preferred stock be adjusted due to antidilution provisions. Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the accompanying consolidated balance sheets as of March 31, 2012.

The company used a Monte Carlo simulation model to value the Series C convertible preferred stock embedded derivatives and the warrants.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are utilized to determine the value of certain liabilities, to perform impairment assessments, and for disclosure purposes. In February 2012 the Company issued financial instruments with features that were determined to be derivative liabilities, and as a result must be measured at fair value on a recurring basis under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820-10 Fair Value Measurements and Disclosures – Overall. In addition we apply the fair value provisions of ASC 820-10-35 Fair Value Measurements and Disclosures – Overall – Subsequent Measurement, for our nonfinancial assets which include our held for sale hotels, and the disclosure of the fair value of our debt.

The Company’s financial instruments, the derivative liabilities, and the non financial assets, our held for sale hotels, are measured using inputs from level 3 of the fair value hierarchy.

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

Level 3 non- financial asset valuations use unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data. Financial asset and liability valuation inputs include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the liability; this includes pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Non financial assets

During the three months ending March 31, 2012, Level 3 inputs were used to determine non-cash impairment losses of $1.8 million on ten held for sale hotels and recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.4 million on two hotels that were reclassified into held for use. There was no impairment on held for use hotels.

During the three months ending March 31, 2011, Level 3 inputs were used to determine non-cash impairment losses of $0.1 million on five hotels held for sale, $0.2 million on three hotels subsequently sold and $0.2 million on one hotel placed that was subsequently placed back into held for use. The Company also recorded a recovery of $25,000 of previously recorded impairment loss on one hotel at the time of sale. There was no impairment on held for use hotels.

In accordance with ASC 360-10-36 Property Plant and Equipment – Overall – Subsequent Measurements, the Company determines the fair value of an asset held for sale based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Financial instruments

As of March 31, 2012, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis as of March 31, 2012 are as follows (in thousands):

Description	Level 1	Level 2	Level 3

Series C convertible preferred embedded derivative	$—	$—	$8,009
Warrant derivative	—	—	8,893

	$—	$—	$16,902

There were no transfers between levels during the three months ended March 31, 2012 and the three months ended March 31, 2011.

The following table presents changes during the three months ended March 31, 2012 in Level 3 liabilities measured at fair market value on a recurring basis, and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations during that period. There were no level 3 assets or liabilities measured on a recurring basis during the three months ended March 31, 2011.

	Fair Value at December 31, 2011	Net Realized and Unrealized (Gains) Losses Included in Income	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value at March 31, 2012	Changes in Unrealized (Gains) Losses Included in Income on Instruments Held at March 31, 2012
Series C convertible preferred embedded derivative	$—	$934	$7,075	$—	$—	$8,009	$934
Warrant derivative	—	279	8,614	—	—	8,893	279

	$—	$1,213	$15,689	$—	$—	$16,902	$1,213

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The carrying value and estimated fair value of the Company’s debt as of March 31, 2012 and December 31, 2011 are presented in the table below (in thousands):

	Carrying Value		Estimated Fair Value
	3/31/2012	12/31/2011	3/31/2012	12/31/2011

Continuing operations	$120,564	$130,672	$122,301	$132,665
Discontinued operations	25,920	35,173	26,879	35,781

Total	$146,484	$165,845	$149,180	$168,446

Discontinued Operations - Hotel Properties Held for Sale and Sold

During the three months ended March 31, 2012, two of the Company’s held for sale hotels were reclassified as held for use. The reclassification of these hotels was due to changes in the properties’ market condition. In addition, four more properties were declared held for sale. The effect of these changes relative to our previously filed financial statements was to decrease the loss from continuing operations by $0.3 million for the three months ended March 31, 2011. At March 31, 2012 the Company had a total of twenty four hotels identified that it intends to sell and that met the Company’s criteria to be classified as held for sale. As a result of observed market activity and discussions with brokers, the Company recorded impairment loss of $1.8 million on ten of these hotels for the three months ended March 31, 2012. The Company also recorded recovery of $0.4 million of previously recorded impairment on the two hotels which were reclassified from held for sale to held for use. During the three months ended March 31, 2011, there was an impairment loss of $0.1 million on five hotels held for sale, a loss of $0.2 million on three hotels subsequently sold, and a recovery of $25,000 of previously recorded impairment loss on one hotel at the time of sale. There was also impairment of $0.2 million on one hotel that was subsequently placed back into held for use.

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

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations. The operating results of the hotels held for sale and sold are included in discontinued operations and are summarized below. The operating results for the three months ended March 31, 2012 include twenty four hotels held for sale and two hotels that were sold in 2012, and two hotels sold in 2011. The operating results for the three months ended March 31, 2011 include twenty four hotels held for sale, two hotels that were sold in 2012, and eleven hotels that were sold prior to 2012 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenues	$4,189	$5,305
Hotel and property operations expenses	(3,865)	(5,071)
Interest expense	(562)	(767)
Depreciation expense	(46)	(374)
Net gain (loss) on disposition of assets	494	(14)
General and administrative expense	—	(50)
Impairment loss	(1,815)	(256)
Income tax benefit	198	464

	$(1,407)	$(763)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

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

(dollars in thousands, except per share data)	For the year ended March 31,
	2012	2011
Basic and Diluted Earnings per Share Calculation:

Numerator:
Net loss attributable to common shareholders:
* Continuing operations	$(3,218)	$(3,310)
* Discontinued operations	(1,404)	(758)

Net loss attributable to common shareholders - total	$(4,622)	$(4,068)

Denominator:
Weighted average number of common shares - basic and diluted	23,070,435	22,917,509

Basic and Diluted Earnings Per Common Share:
Net loss attributable to common shareholders per weighted average common share:
* Continuing operations	$(0.14)	$(0.15)
* Discontinued operations	(0.06)	(0.03)

Total - Basic and Diluted	$(0.20)	$(0.18)

*	The net loss attributable to noncontrolling interest is allocated between continuing and discontinued operations for the purpose of the EPS calculation.

Noncontrolling Interest of Common and Preferred Units in SLP

At March 31, 2012 and 2011 there were 97,008 and 158,161, respectively, of SLP common operating units outstanding held by the limited partners. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). During the second quarter of 2011, 61,153 shares of common stock were issued in connection with the redemption of 61,153 common operating units. In addition, the 11,424 and 51,035 shares of SLP preferred operating units held by the limited partners, as of March 31, 2012 and 2011 respectively, are antidilutive.

Stock Options

The potential common shares represented by outstanding stock options for the three months ended March 31, 2012 and 2011 totaled 215,500 and 255,143, respectively, all of which are antidilutive.

Warrants

On February 1, 2012 and February 15, 2012, in connection with the purchase of the Series C convertible preferred stock, the Company issued warrants to purchase 30,000,000 shares of the

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Company’s common stock. Subject to the Beneficial Ownership Limitation, these warrants are exercisable at any time on or before January 31, 2017 at an exercisable price of $1.20 per share of common stock. The exercisable price may be paid in cash, or the holder may also elect to pay the exercise price by having the Company withhold a sufficient number of shares from the exercise with a market value equal to the exercise price. These warrants are anti-dilutive due to the Company’s net losses, and are therefore excluded from the computation of diluted earnings per share.

On May 10, 2010 the Company issued warrants to purchase 299,403 shares of Company common stock. These warrants are exercisable for a period of three years from the date of issuance at an exercise price of $2.50 per share of common stock. These warrants are anti-dilutive due to the Company’s net losses, and are therefore excluded from the computation of diluted earnings per share.

Series C Convertible Preferred Stock

In two closings on February 1, 2012 and February 15, 2012, we completed the sale to Real Estate Strategies, L.P. of 3,000,000 shares of Series C convertible preferred stock in a private offering. The Series C convertible preferred stock is anti-dilutive due to the Company’s net losses, and is therefore excluded from the computation of diluted earnings per share.

Debt Financing

A summary of the Company’s long term debt as of March 31, 2012 is as follows (in thousands):

	Balance	Interest Rate	Maturity
Fixed Rate Debt

Lender
First National Bank	$840	5.00%	5/2012
GE Capital Corporation	1,088	5.00%	12/2012
Greenwich Capital Financial Products	28,994	7.50%	12/2012
Great Western Bank	24,088	6.00%	6/2013
Elkhorn Valley Bank	926	5.75%	9/2013
GE Capital Corporation	19,399	7.17%	12/2014
Citigroup Global Markets Realty Corp	12,940	5.97%	11/2015
Elkhorn Valley Bank	3,026	6.25%	6/2016
GE Capital Corporation	12,573	7.17%	2/2017
GE Capital Corporation	12,346	7.69%	6/2017
Wachovia Bank	8,436	7.38%	3/2020

Total Fixed Rate Debt	$124,656

Variable Rate Debt

Lender
GE Capital Corporation	19,489	3.98%	2/2018
GE Capital Corporation	2,339	4.54%	2/2018

Total Variable Rate Debt	$21,828

Subtotal debt	$146,484

Less: debt associated with hotel properties held for sale	25,920

Total Long-Term Debt	$120,564

On January 18, 2012, the Company sold a Super 8 in Fayetteville, Arkansas (83 rooms) for approximately $1.56 million with a $0.4 million gain. The proceeds were used primarily to reduce a term loan with Great Western Bank.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

On February 2, 2012, we paid $11.8 million on the Great Western Bank revolving line of credit, bringing the balance to zero. The available capacity is expected to be used in part to fund the $20 million obligation for hotel investment. The payment was funded with a portion of the net proceeds from the Series C convertible preferred stock.

On February 3, 2012, the Company paid in full the $5.0 million balance on the revolving credit facility with Elkhorn Valley Bank, with a portion of the net proceeds from the sale of the Series C convertible preferred stock.

On February 16, 2012, the Company paid in full the $2.1 million note payable to Fredericksburg North Investors, LLC, with a portion of the net proceeds from the sale of the Series C convertible preferred stock.

On February 21, 2012, the Company amended its credit facilities with Great Western Bank to extend the maturity date of all loans to June 30, 2013.

On March 1, 2012, the Company amended its credit facility with First National Bank of Omaha to extend the maturity date to May 1, 2012. This debt was paid in full on April 20, 2012.

On March 27, 2012, the Company sold a Super 8 in Muscatine, Iowa (63 rooms) for approximately $1.3 million. The proceeds were used primarily to reduce a term loan with Great Western Bank, with the remaining amount used to reduce the revolving line of credit with Great Western Bank.

On March 29, 2012, the Company amended its credit facilities with General Electric Capital Corporation. These changes were reflected in the notes to the Company’s consolidated financial statements included in its Form 10-K for the year ended December 31, 2011.

At March 31, 2012, the Company had long-term debt of $120.6 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.4 years and a weighted average interest rate of 6.4%. The weighted average fixed rate was 6.9%, and the weighted average variable rate was 4.0%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2012 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2012	$25,920	$36,357	$62,277
2013	—	18,908	18,908
2014	—	20,674	20,674
2015	—	14,287	14,287
2016	—	4,855	4,855
Thereafter	—	25,483	25,483

	$25,920	$120,564	$146,484

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

At March 31, 2012, the Company had $62.3 million of principal due in 2012. Of this amount, $40.9 million of the principal due is associated with either assets held for use or assets held for sale, and matures in 2012 pursuant to the notes and mortgages evidencing such debt. The remaining $21.4 million is associated with assets held for sale and is not contractually due in 2012 unless the related assets are sold. The maturities comprising the $40.9 million consist of:

•	a $29.0 million balance on the loan with Greenwich Capital;

•	a $0.8 million note payable to First National Bank of Omaha;

•	a $7.0 million principal prepayment required on our credit facilities with General Electric Capital Corporation:

•	a $1.1 million balance on a note payable to General Electric Capital Corporation; and

•	approximately $3.0 million of principal amortization on mortgage loans.

The $29.0 million balance of the loan with Greenwich Capital matures in December 2012. The loan is secured by 32 hotels. The Company may break up the portfolio into several tranches and secure financing with several local and / or regional banks, or it may consider other financing options. The process to identify lenders began in March 2012.

The $0.8 million note payable to First National Bank of Omaha was paid in full on April 20, 2012 with a portion of the proceeds from the sale of a Super 8 in El Dorado, Kansas (49 rooms).

On March 29, 2012, our credit facilities with General Electric Capital Corporation were amended to, among other things, require a principal prepayment of $7 million on or before December 31, 2012. This debt is expected to be funded from the proceeds of refinancing our hotels secured by Greenwich Capital.

The $1.1 million note payable to General Electric Capital Corporation is expected to be paid with available funds at the end of 2012.

We are required to comply with certain financial covenants for some of our lenders. As of March 31, 2012, the Company believes it was in compliance with all financial covenants. As a result, we believe we are not in default of any of our loans. However, the General Electric Capital Corporation (“GE”) before dividend consolidated fixed charge coverage ratio (“FCCR”) covenant allows EBITDA to be adjusted for nonrecurring expenses. As of March 31, 2012 the Company believes that all adjustments included in the covenant calculation are appropriate. If all adjustments are not accepted by GE, the Company will not have met its before dividend FCCR covenant. The cure provisions permit the Company to make a prepayment within 30 days after notice from the lender in an amount sufficient that would result in compliance with the before dividend FCCR for the period.

If a cure right is exercised, the Company estimates the debt prepayment amount would range from $0 to $1.5 million. If necessary to prepay debt in this range, the Company has the intention and ability to make such repayment within 30 days notice from GE.

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

Share-Based Compensation Expense

The expense recognized in the condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 for share-based compensation related to employees and directors was $0 and $14,400, respectively.

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

Three Months Ended March 31, 2012 and 2011

(Unaudited)

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

During the three months ended March 31, 2012, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels. We recorded impairment losses of $1.8 million on ten held for sale hotels and we recovered impairment on two hotels reclassified as held for use from held for sale in the amount of $0.4 million.

During the three months ended March 31, 2011, there was an impairment loss of $0.1 million on five hotels held for sale, a loss of $0.2 million on three hotels subsequently sold, and a recovery of $25,000 of previously recorded impairment loss on one hotel at the time of sale. There was also impairment of $0.2 million on one hotel that was subsequently placed back into held for use.

Income Taxes

The TRS Lessee income tax benefit from continuing operations for the three months ended March 31, 2012 and 2011 was approximately $0.5 million and $0.6 million, respectively. The TRS Lessee has estimated its income tax benefit using a combined federal and state rate of 38%. As of March 31, 2012, TRS had a deferred tax asset of $6.5 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will begin to expire in 2022. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Noncontrolling Interest in Redeemable Preferred Units

At March 31, 2012, 11,424 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The redemption value for the Preferred OP Units is $0.1 million for March 31, 2012. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. The Preferred OP Units are convertible by the holders into Common operating units (“Common OP Units”) on a one-for-one basis or, pursuant to an extension agreement by the holders, may be redeemed for cash at the option of the holder at $10 per unit on or after October 24, 2012.

Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. Distributions to holders of Preferred OP Units have priority over distributions to holders of Common OP Units. Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2012 their right to have units redeemed at $10 per unit, and holders of 11,424 units elected to extend. These 11,424 units will continue to be carried outside of permanent equity at redemption value.

Noncontrolling Interest Reconciliation of Common and Preferred Units

	Redeemable		Total
	Noncontrolling	Noncontrolling	Noncontrolling
	Interest	Interest	Interest
Balance at December 31, 2011	$114	$135	$249

Partner distribution	(3)	—	(3)
Noncontrolling interest	3	(9)	(6)

Balance at March 31, 2012	$114	$126	$240

Equity Reconciliation of Parent and Noncontrolling Interest

(in thousands)	Preferred A Shares Par Value	Preferred C Shares Par Value	Common Stock Warrants	Common Shares Par Value	Additional Paid-in Capital	Distribution in Excess Accumulated Earnings	Net Shareholders Equity	Noncontrolling Interest in Consolidated Partnerships	Total Equity
Balance at December 31, 2011	$8	$—	$252	$231	$121,619	$(85,398)	$36,712	$135	$36,847

Common stock offerings	—	—	—	—	3	—	3	—	3
Preferred stock offering	—	30	—	—	13,144	—	13,174	—	13,174
Preferred dividends	—	—	—	—	—	(657)	(657)	—	(657)
Net loss	—	—	—	—	—	(3,965)	(3,965)	(9)	(3,974)

Balance at March 31, 2012	$8	$30	$252	$231	$134,766	$(90,020)	$45,267	$126	$45,393

Series B Redeemable Preferred Stock

At March 31, 2012 there were 332,500 shares of 10.0% Series B preferred stock outstanding. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

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

The Series B preferred stock will, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, rank senior to the Company’s common stock, senior to all classes or series of preferred stock issued by the Company and ranking junior to the Series B preferred stock with respect to dividend rights or rights upon the Company’s liquidation, dissolution or winding up, on a parity with the Company’s Series A preferred stock and Series C convertible preferred stock and with all classes or series of preferred stock issued by the Company and ranking on a parity with the Series B preferred stock with respect to dividend rights or rights upon the Company’s liquidation, dissolution or winding up and junior to all of the Company’s existing and future indebtedness.

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

The Series B preferred stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock). The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At March 31, 2012, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable. There are no convertible provisions for Series B, therefore, there is no dilutive effect on earnings per share.

Series A Preferred Stock

On December 30, 2005, the Company offered and sold 1,521,258 shares of 8% Series A preferred stock. At March 31, 2012, 803,270 shares of Series A preferred stock remained outstanding. Dividends on the Series A preferred stock are cumulative and payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. There are no convertible provisions for Series A, therefore, there is no dilutive effect on earnings per share.

Series C Convertible Preferred Stock

The Company entered into a Purchase Agreement dated November 16, 2011 for the issuance and sale of Supertel’s Series C convertible preferred stock and warrants under a private transaction to Real Estate Strategies, L.P. (“RES”). On January 31, 2012 at a special meeting, the shareholders of Supertel, by the requisite vote, approved the issuance and sale of up to 3,000,000 shares of the

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Series C convertible preferred stock of Supertel, up to 30,000,000 shares of common stock of Supertel which may be issued upon conversion of the Series C convertible preferred stock, and warrants to purchase up to an additional 30,000,000 shares of common stock, to RES pursuant to the Purchase Agreement. In two closings on February 1, 2012 and February 15, 2012, the Company completed the sale to RES of 3,000,000 shares of Series C convertible preferred stock and warrants to purchase 30,000,000 shares of common stock at an exercise price of $1.20 per common share.

Each share of Series C convertible preferred stock is entitled to a dividend of $0.625 per year payable in equal quarterly dividends. Each share of Series C convertible preferred stock has a liquidation preference of $10.00 per share, in cash, plus an amount equal to any accrued and unpaid dividends. With respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, the Series C convertible preferred stock ranks: (a) on parity with the Series A preferred stock and Series B preferred stock and other future series of preferred stock designated to rank on parity, and (b) senior to the common stock and other future series of preferred stock designated to rank junior, and (c) junior to the Company’s existing and future indebtedness.

The Series C convertible preferred stock, at the option of the holder, is convertible at any time into common stock at a conversion price of $1.00 for each share of common stock, which is equal to the rate of ten shares of common stock for each share of Series C convertible preferred stock. A holder of Series C convertible preferred stock will not have conversion rights to the extent the conversion would cause the holder and its affiliates to beneficially own more than 34% of voting stock (the “Beneficial Ownership Limitation”). “Voting stock” means capital stock having the power to vote generally for the election of directors of the Company.

The Series C convertible preferred stock will vote with the common stock as one class, subject to certain voting limitations. For any vote, the voting power of the Series C convertible preferred stock will be equal to the lesser of: (a) 6.29 votes per share, or (b) an amount of votes per share such that the vote of all shares of Series C convertible preferred stock in the aggregate equal 34% of the combined voting power of all the Company voting stock, minus an amount equal to the number of votes represented by the other shares of voting stock beneficially owned by RES and its affiliates (the “Voting Limitation”).

As long as RES has the right to designate two or more directors to the Company Board of Directors pursuant to the Directors Designation Agreement, the following requires the approval of RES and IRSA Inversiones y Representaciones Sociedad Anónima (“IRSA”):

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

Equity Distribution Agreements

On March 26, 2010, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC. Pursuant to the SEDA, YA Global has agreed to purchase up to $10.0 million (which could have been increased to $20.0 million upon written notice from the Company to YA Global prior to March 26, 2011) (the “Commitment Amount”) of newly issued Company common stock, par value $0.01 per share if notified to do so by the Company in accordance with the terms and conditions of the SEDA. Unless terminated earlier, the SEDA will automatically terminate on the earlier of April 1, 2012 or the date on which the aggregate purchases by YA Global under the SEDA total the Commitment Amount. The amount of common stock issued or issuable pursuant to the SEDA, in the aggregate, cannot exceed 4,400,464 shares of common stock, which is less than 20% of the aggregate number of outstanding shares of common stock. The common stock is currently sold pursuant to the Company’s registration statement on Form S-3 (333-170756). No shares were sold under this agreement during the three months ended March 31, 2012 and 2011. This agreement terminated as of April 1, 2012 by its terms.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

On March 29, 2011, the Company entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which the Company may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to the Company’s registration statement on Form S-3 (333-170756). During the three months ended March 31, 2012 no shares were issued. During the three months ended March 31, 2011, the Company sold (with settlement in April 2011), through JMP, as its agent, an aggregate of 26,725 shares of common stock pursuant to ordinary brokers’ transactions on the Nasdaq Global Market. Gross proceeds were $43,685, commissions to agent were $2,184 and net proceeds to the Company (before expenses) were $41,501.

Commitments and Contingencies

The Company entered into a Purchase Agreement dated November 16, 2011 for the issuance and sale of Supertel’s Series C convertible preferred stock and warrants under a private transaction with RES. In the Purchase Agreement, the Company agreed that $20 million of the proceeds would be used to pursue hospitality acquisitions which are consistent with the investment strategy of the Company’s Board, as well as an additional $5 million to be used within a reasonable period. On March 27, 2012, the Company entered into an agreement to acquire the 100 room Hilton Garden Inn in Solomons Island, Maryland for $11.5 million. The purchase will be funded with capital from the preferred equity raise. The company currently has similar assets under review and anticipates that the funds will be fully deployed within the next six months.

In connection with the issuance and sale of the Series C convertible preferred stock and warrants pursuant to the Purchase Agreement with RES, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) dated February 1, 2012 with RES and IRSA. The Registration Rights Agreement requires the Company to register for resale by the holders the common stock issued upon conversion of the Series C convertible preferred stock and upon exercise of the warrants, and the warrants and the Series C convertible preferred stock. The Company is generally required to maintain the effectiveness of the registration statement for the resale of the securities except for the securities sold under the registration statement or with respect to any securities that may be sold without registration under Rule 144 of the Securities Act of 1933, as amended. If the Company fails to file the registration agreement or maintain its effectiveness during the periods required by the Registration Rights Agreement, then the Company is required to pay the holders a liquidated damage amount, without limitation, in the aggregate amount of $20,000 for each week any such failure continues.

Litigation

Various claims and legal proceedings arise in the ordinary course of business and may be pending against the Company and its properties. Based upon the information available, the Company believes that the resolution of any of these claims and legal proceedings should not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

Subsequent Events

On April 20, 2012, we sold a Super 8 in El Dorado, Kansas (49 rooms) for approximately $1.625 million. The proceeds were used to pay off the $0.8 million loan with First National Bank of Omaha, with additional funds applied to general corporate purposes.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Results for the three months ended March 31, 2012 are not necessarily indicative of results that may be attained in the future.

References to “we”, “our”, “us”, “Company”, and “Supertel Hospitality” refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make certain estimates and judgments that affect our financial position and results of operations. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of March 31, 2012 we owned 98 hotels in 23 states. Our hotels operate under several national and independent brands.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our significant events for the three months ended March 31, 2012 include:

•

On January 18, 2012, we sold a Super 8 in Fayetteville, Arkansas (83 rooms) for approximately $1.56 million with a $0.4 million gain. The proceeds were used primarily to reduce a term loan with Great Western Bank.

•

In two closings on February 1, 2012 and February 15, 2012, we completed the sale to Real Estate Strategies, L.P. of 3,000,000 shares of Series C convertible preferred stock and warrants to purchase 30,000,000 shares of common stock at an exercise price of $1.20 per common share. The Company agreed to use $20 million of net proceeds to pursue hospitality acquisitions which are consistent with the investment strategy of the Company Board, as well as an additional $5 million within a reasonable period.

•

On February 2, 2012, we paid $11.8 million on the Great Western Bank revolving line of credit, bringing the balance to zero. The available capacity is expected to be used in part to fund the $20 million obligation for hotel investment. The payment was funded with a portion of the net proceeds from the Series C convertible preferred stock.

•

On February 3, 2012, we paid in full the $5.0 million balance on the revolving credit facility with Elkhorn Valley Bank, with a portion of the net proceeds from the sale of the Series C convertible preferred stock.

•

On February 16, 2012, we paid in full the $2.1 million note payable to Fredericksburg North Investors, LLC, with a portion of the net proceeds from the sale of the Series C convertible preferred stock.

•	On February 21, 2012, we amended our credit facilities with Great Western Bank to extend the maturity date of all loans to June 30, 2013.

•	On March 1, 2012 we amended our credit facility with First National Bank of Omaha to extend the maturity date to May 1, 2012. This debt was paid in full on April 20, 2012.

•

On March 27, 2012, we sold a Super 8 in Muscatine, Iowa (63 rooms) for approximately $1.3 million. The proceeds were used primarily to reduce a term loan with Great Western Bank, with the remaining amount used to reduce the revolving line of credit with Great Western Bank.

•

On March 27, 2012, we entered into an agreement to acquire the 100 room Hilton Garden Inn in Solomons Island, Maryland for $11.5 million. The purchase will be funded with a portion of the net proceeds from the sale of the Series C convertible preferred stock.

•

On March 29, 2012, we amended our credit facilities with General Electric Capital Corporation. These changes were reflected in the notes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, we owned 98 limited service hotels. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company, LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”) and HLC Hotels Inc. (HLC). HLC is the manager of 7 of our hotels.

HMA manages 24 Company hotels in Arkansas, Louisiana, Tennessee, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s seven economy extended-stay hotels in Georgia and South Carolina as well as 16 additional Company hotels located in Georgia, Delaware, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 44 Company hotels in eight states primarily in the Midwest. Each of the management agreements expire on May 31, 2014 and will renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Each of HMA, Strand and Kinseth receives a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel income and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes). Refer to “Net Operating Income” for a discussion of NOI and a reconciliation of NOI to Earnings Before Net Loss on Disposition of Assets, Other Income, Interest Expense and Income Taxes, a GAAP measurement.

HLC receives management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels. On August 9, 2011, the management agreement with HLC was extended for a period of two years.

Overview of Discontinued Operations

The condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 include the results of operations for the 24 hotels classified as held for sale at March 31, 2012, as well as all properties that have been sold during 2012 and prior years in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operations.

The assets held for sale at March 31, 2012 and 2011 are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of March 31, 2012 remain properly classified in accordance with ASC 205-20.

Where the carrying value of an asset held for sale exceeded the estimated fair value, net of selling costs, we reduced the carrying value and recorded an impairment charge. During the three months ended March 31, 2012, an impairment loss of $1.8 million for ten hotels held for sale was recorded by the Company. The Company also recorded recovery of $0.4 million of previously recorded impairment on two hotels which were reclassified as held for use. The fair value of an asset held for sale is based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

General

The discussion that follows is based primarily on the condensed consolidated financial statements of the three months ended March 31, 2012 and 2011, and should be read along with the condensed consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s 98 and 105 hotels as of March 31, 2012 and 2011, respectively.

Results of Operations

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

Operating results are summarized as follows (in thousands):

	Three months ended			Three months ended
	March 31, 2012			March 31, 2011			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$16,681	$4,189	$20,870	$16,270	$5,305	$21,575	$411
Hotel and property operations expenses	(13,541)	(3,865)	(17,406)	(13,488)	(5,071)	(18,559)	(53)
Interest expense	(2,116)	(562)	(2,678)	(2,336)	(767)	(3,103)	220
Depreciation and amortization expense	(2,124)	(46)	(2,170)	(2,247)	(374)	(2,621)	123
General and administrative expenses	(1,093)	—	(1,093)	(1,103)	(50)	(1,153)	10
Net gain (loss) on dispositions of assets	(4)	494	490	(5)	(14)	(19)	1
Other income (expense)	(1,212)	—	(1,212)	85	—	85	(1,297)
Impairment loss	381	(1,815)	(1,434)	(193)	(256)	(449)	574
Termination cost	—	—	—	(540)	—	(540)	540
Income tax benefit	464	198	662	609	464	1,073	(145)

Net loss	$(2,564)	$(1,407)	$(3,971)	$(2,948)	$(763)	$(3,711)	$384

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, increased $0.4 million or 2.5%, which was primarily due to increased average daily rate (“ADR”). We refer to our entire portfolio as select service hotels which we further describe as upper midscale hotels, midscale hotels, economy hotels and extended stay hotels. Prior to this quarter ended March 31, 2012, we referred to our upper midscale and midscale hotels collectively as midscale hotels. The same store portfolio used for comparison of the first quarter of 2012 over the same period of 2011 consists of the 74 hotels in continuing operations that were owned by the Company as of January 1, 2011. Compared to the year ago period, ADR for the entire 74 same store hotel portfolio increased 3.7% to $48.26 and revenue per available room (“RevPAR”) increased 1.8% to $27.96. The occupancy for all same store hotels for the three months ended March 31, 2012 decreased 1.1 percentage points from that of the year ago period. Our 21 same store upper midscale hotels reflected an ADR increase of 1.2% to $66.16, an increase in occupancy of 8.8% and a RevPAR increase of 10.2% to $40.11 for the first quarter of 2012 over the same period of 2011. Our 6 midscale hotels reported an ADR increase of 1.2% to $60.01, an occupancy decrease of 0.9%, and a RevPAR increase of 0.4% to $27.86. Our 40 same store economy hotels reflected an ADR increase of 2.4% to $47.73, a decrease in occupancy of 5.2 percentage points and a decrease in RevPAR of 2.9% to $25.44 for the first quarter of 2012 over the same period of 2011. Occupancy for the seven same store extended stay properties dropped 6.3% to 71.9%, and RevPAR was down 2.7% to $17.54. ADR increased 3.9% to $24.40.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

During the first quarter of 2012, hotel and property operations expenses from continuing operations remained essentially flat compared with the first quarter of 2011.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations decreased $0.2 million to $2.1 million for the quarter, primarily due to the paydown of the Great Western Bank revolver and the prepayment penalty in first quarter 2011. Depreciation and amortization expense from continuing operations declined $0.1 million from the first quarter of 2011 to $2.1 million. The general and administrative expense for the 2012 first quarter was unchanged compared to the 2011 first quarter.

Other Income

The increased expense resulted from a change in the fair value of derivative liabilities. The Series C convertible Preferred embedded derivative and the common stock warrants were valued by management with the assistance of a third party at issuance on February 1 and 15, 2012, for $7.1 million and $8.6 million, respectively. Both were deemed to be derivatives. The derivatives were revalued at March 31, 2012. The fair value of the derivative liabilities increased by an aggregate of $1.2 million, due primarily to an increase in the price of the common stock.

Impairment loss

For the first quarter of 2012, we recorded a net impairment charge of $1.4 million, composed of $1.8 million taken on ten hotels classified as held for sale and offset by impairment recovery of $0.4 million on two hotels reclassified as held for use. In the prior year there was a net impairment charge of $0.4 million against five held for sale hotels, one hotel subsequently reclassed as held for use, three hotels subsequently sold and a recovery on one hotel subsequently sold.

Termination cost

Termination cost reflects financial settlement fees directly related to the Company’s termination of Royco Hotels. The onetime charge of $0.5 million reflects settlement of the lawsuit filed by Royco Hotels against the Company.

Dispositions

In the first quarter of 2012, we recognized a $0.4 million gain on the sale of a Super 8 in Fayetteville, Arkansas, and a $0.1 million gain on the sale of a Super 8 in Muscatine, Iowa. In the first quarter of 2011, we recognized a negligible gain on the disposition of assets related to the sale of a Masters Inn in Atlanta (Tucker), Georgia.

Income tax benefit

The income tax benefit from continuing operations is related to the taxable loss from our taxable subsidiary, the TRS Lessee. Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax benefit is a result of TRS Lessee’s loss for the three months ended March 31, 2012. The income tax will vary based on the taxable earnings or loss of the TRS Lessee.

The income tax benefit from continuing operations was $0.5 million compared with a benefit of $0.6 million in the year ago period, due to a decreased loss by the TRS Lessee.

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

Our business requires continued access to adequate capital to fund our liquidity needs. In February 2012 the Company issued 3 million shares of Series C convertible preferred stock which provided $28.6 million of net proceeds. The Company agreed to use $20 million to pursue hotel acquisitions, as well as an additional $5 million to be used within a reasonable period. In 2011, the Company reviewed its entire portfolio, identified properties considered non-core and developed timetables for disposal of those assets deemed non-core. We focused on improving our liquidity through cash generating asset sales and disposition of assets that are not generating cash at levels consistent with our investment principles. In 2012, our foremost priorities continue to be preserving and generating capital sufficient to fund our liquidity needs. Given the deterioration and uncertainty in the economy and financial markets, management believes that access to conventional sources of capital will be challenging and management has planned accordingly. We are also working to proactively address challenges to our short-term and long-term liquidity position.

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

The Company has significant indebtedness maturing before the end of the year, including a $29.0 million balance on a loan with Greenwich Capital maturing in December 2012. If we are not successful in negotiating the refinancing of this debt or any other maturing debt, or finding alternate sources of financing in a difficult borrowing environment, we will be unable to meet the Company’s near-term liquidity requirements.

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

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The properties held for sale as of March 31, 2012 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

We are actively marketing the 24 properties held for sale, which we anticipate will result in the elimination of $25.9 million of debt and generate an expected $2.3 million of proceeds for operations. The marketing process has been affected by deteriorating economic conditions and we have experienced some decreases in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

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

Sources and Uses of Cash

At March 31, 2012, available cash was $10.0 million and the Company’s available borrowing capacity on the Great Western Bank revolver was $12.5 million. The Company projected that at December 31, 2011 cash flows from operations and the available borrowing capacity from the revolver would be insufficient to meet both short term and long term liquidity requirements. As a consequence, in November 2011 the Company entered into an agreement to sell 3.0 million shares of Series C convertible preferred stock and obtained a $5 million revolving credit facility from Elkhorn Valley Bank to fund the Company until the closing of the Series C convertible preferred stock sale.

Short term outflows include monthly operating expenses, $0.2 million of termination fees to Royco Hotels, payment of dividends on Series A and Series B preferred stock, and Series C convertible preferred stock, and estimated debt service for the remainder of 2012 of $10.8 million, assuming the refinancing of the $29.0 million December 2012 maturity on similar terms. Our long-term liquidity requirements consist primarily of the costs of renovations and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties, and $62.3 million of scheduled debt repayments. On or before December 31, 2012 the Company is required to make a $7 million principal prepayment to General Electric Capital Corporation. This debt is expected to be funded with proceeds on refinancing the 32 hotels secured by Greenwich Capital.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

We have budgeted to increase our spending on capital improvements from $5 million in 2011 to $7 million on our existing hotels during 2012. The increase in capital expenditures is a result of complying with brand mandated improvements and initiating projects that we believe will generate a return on investment as we enter a period of recovery in the lodging sector. We will seek to satisfy these long-term liquidity requirements through the various sources of capital identified above, including the recently issued Series C convertible preferred stock and net proceeds on sales of non performing hotels.

In an effort to meet our short-term liquidity needs, and because of the difficulty encountered in obtaining sources of borrowing to meet such needs, on November 10, 2011 the Audit Committee of the Board of Directors approved a proposal for the purchase by four of the Company directors, Messrs. Borgmann, Dayton, Latham, and Walters (the “Purchasing Directors”), of the Amended and Restated Master Promissory Note maturing November 30, 2011 from Wells Fargo Bank, National Association (the “Wells Fargo Note”) for the balance owed of principal and interest in the amount of $2.1 million.

The Purchasing Directors purchased the Wells Fargo Note from Wells Fargo on November 21, 2011. The Wells Fargo Note was secured by two of the Company’s hotels and the Purchasing Directors released one of the hotels from security for the Wells Fargo Note so that it could be used as security by the Company to obtain a $5.0 million line of credit with Elkhorn Valley Bank. Each of the Purchasing Directors also separately guaranteed $0.75 million of the line of credit (the “Elkhorn Line of Credit”).

We completed a private offering of 3.0 million shares of Series C convertible preferred stock in February 2012. Net proceeds of the offering, less expenses, were approximately $28.6 million. $7.1 million of the net proceeds were used to repay the Wells Fargo Note held by the Purchasing Directors and to repay the Elkhorn Line of Credit, from which the Purchasing Directors were released from their personal guaranties. Each of the Purchasing Directors received approximately $13,000 in interest payments on the Wells Fargo Note and an approximate $4,000 fee for their personal guarantee of the Elkhorn Line of Credit. The remaining net proceeds from the offering will be used to acquire upper midscale and upscale hotels. In addition, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period.

We project that proceeds from anticipated property sales during 2012, net of expenses and debt repayment, of $2.3 million will be available for the Company’s cash needs. We project that our operating cash flow, anticipated excess proceeds from refinancing the Greenwich Capital debt, revolving credit facility and the sources identified above will be sufficient to satisfy all of our liquidity and other capital needs for 2012.

The Company did not declare a common stock dividend for the three months ended March 31, 2012. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy. The Company intends to continue to meet its dividend requirements to retain its REIT status.

Financing

On March 29, 2011, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which we may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to our registration statement on Form S-3 (333-170756). During the three months ended March 31, 2012 no shares were issued. During the three months ended March 31, 2011, we sold (with settlement in April 2011), through JMP, as our agent, an aggregate of 26,725 shares of common stock pursuant to ordinary brokers’ transactions on the Nasdaq Global Market. Gross proceeds were $43,685.23, commissions to agent were $2,184.26 and net proceeds to us (before expenses) were $41,500.97.

At March 31, 2012, the Company had long-term debt of $120.6 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.4 years and a weighted average interest rate of 6.4%. The weighted average fixed rate was 6.9%, and the weighted average variable rate was 4.0%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2012 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2012	$25,920	$36,357	$62,277
2013	—	18,908	18,908
2014	—	20,674	20,674
2015	—	14,287	14,287
2016	—	4,855	4,855
Thereafter	—	25,483	25,483

	$25,920	$120,564	$146,484

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

At March 31, 2012, the Company had $62.3 million of principal due in 2012. Of this amount, $40.9 million of the principal due is associated with either assets held for use or assets held for sale, and matures in 2012 pursuant to the notes and mortgages evidencing such debt. The remaining $21.4 million is associated with assets held for sale and is not contractually due in 2012 unless the related assets are sold. The maturities comprising the $40.9 million consist of:

•	a $29.0 million balance on the loan with Greenwich Capital;

•	a $0.8 million note payable to First National Bank of Omaha;

•	a $7.0 million principal prepayment required on our credit facilities with General Electric Capital Corporation;

•	a $1.1 million balance on a note payable to General Electric Capital Corporation; and

•	approximately $3.0 million of principal amortization on mortgage loans.

The $29.0 million balance of the loan with Greenwich Capital matures in December 2012. The loan is secured by 32 hotels. The Company intends to break up the portfolio into several tranches and secure financing with several local and / or regional banks, or it may consider other financing options. The process to identify lenders began in March 2012.

The $0.8 million note payable to First National Bank of Omaha was paid in full on April 20, 2012 with a portion of the proceeds from the sale of a Super 8 in El Dorado, Kansas (49 rooms).

On March 29, 2012, our credit facilities with General Electric Capital Corporation were amended to, among other things, require a principal prepayment of $7 million on or before December 31, 2012. This debt is expected to be funded from the proceeds of refinancing our hotels secured by Greenwich Capital.

The $1.1 million note payable to General Electric Capital Corporation is expected to be paid with available funds at the end of 2012.

The key financial covenants for certain of our loan agreements and compliance calculations as of March 31, 2012 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement). As of March 31, 2012, we believe we were in compliance with the financial covenants. As a result, we believe we are not in default of any of our loans. However, the General Electric Capital Corporation (“GE”) before dividend consolidated fixed charge coverage ratio (“FCCR”) covenant allows EBITDA to be adjusted for nonrecurring expenses. As of March 31, 2012 the Company believes that all adjustments included in the covenant calculation are appropriate. If all adjustments are not accepted by GE, the Company will not have met its before dividend FCCR covenant. The cure provisions permit the Company to make a prepayment within 30 days after notice from the lender in an amount sufficient that would result in compliance with the before dividend FCCR for the period.

If a cure right is exercised, the Company estimates the debt prepayment amount would range from $0 to $1.5 million. If necessary to prepay debt in this range, the Company has the intention and ability to make such repayment within 30 days notice from GE.

(dollars in thousands)
Great Western Bank Covenants	March 31, 2012 Requirement	March 31, 2012 Calculation
Consolidated debt service coverage ratio calculated as follows: *	≥0.9:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(17,737)
Net adjustments per loan agreement		37,939

Adjusted NOI per loan agreement (A)		$20,202

Interest expense per financial statements - continuing operations		8,796
Interest expense per financial statements - discontinued operations		3,181

Total interest expense per financial statements		$11,977
Net adjustments per loan agreement		6,542

Debt service per loan agreement (B)		$18,519

Consolidated debt service coverage ratio		1.09:1

*	Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(dollars in thousands)
Great Western Bank Covenants	March 31, 2012 Requirement	March 31, 2012 Calculation
Loan-specific debt service coverage ratio calculated as follows: *	≥0.9:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(17,737)
Net adjustments per loan agreement		21,624

Adjusted NOI per loan agreement (A)		$3,887

Interest expense per financial statements - continuing operations		8,796
Interest expense per financial statements - discontinued operations		3,181

Total interest expense per financial statements		$11,977
Net adjustments per loan agreement		(8,512)

Debt service per loan agreement (B)		$3,465

Loan-specific debt service coverage ratio		1.12:1

*	Calculations based on prior four quarters

Great Western Bank Covenants	March 31, 2012 Requirement	March 31, 2012 Calculation
Consolidated leverage ratio calculated as follows:	≤ 4.25
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements and loan agreement (A)		$174,826

Total assets per financial statements		227,995
Total liabilities per financial statements		174,826

Tangible net worth per loan agreement (B)		$53,169

Consolidated Leverage Ratio:		3.29

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The credit facilities provide for $12.5 million of availability under the revolving credit facility through June 30, 2012, after which the loans available to us through the revolving credit facility and term loans may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.05 to 1 from July 1, 2012 through December 30, 2012 and 1.20 to 1 from December 31, 2012 through the maturity of the credit facilities. If the availability of the credit facilities as of March 31, 2012 was subject to the post-June 30, 2011 borrowing base formula, the credit facilities would have remained fully available to the Company. The credit facilities require a $500,000 reduction in the availability of the revolving credit facility by September 30, 2012 and an additional $500,000 reduction by December 31, 2012.

(dollars in thousands)

GE Covenants	March 31, 2012 Requirement	March 31, 2012 Calculation
Loan-specific fixed charge coverage ratio calculated as follows: *	≥ 0.85:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(17,737)
Net adjustments per loan agreement		23,882

Adjusted EBITDA per loan agreement (A)		$6,145

Interest expense per financial statements - continuing operations		8,796
Interest expense per financial statements -discontinued operations		3,181

Total interest expense per financial statements		$11,977

Net adjustments per loan agreement		(5,299)
Fixed charges per loan agreement (B)		$6,678

Loan-specific fixed charge coverage ratio		0.92:1

*	Calculations based on prior four quarters

GE Covenants	March 31, 2012 Requirement	March 31, 2012 Calculation
Loan-specific loan to value ratio calculated as follows:	≤ 100%
Loan balance (A) / Value (B)
Loan balance (A)		$66,146

Value (B)		$68,805

Loan-specific loan to value ratio		96.1%

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(in thousands)
GE Covenants	March 31, 2012 Requirement	March 31, 2012 Calculation
Before dividend consolidated fixed charge coverage ratio calculated as follows: *	≥ 0.95:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(17,737)
Net adjustments per loan agreement		33,109

Adjusted EBITDA per loan agreement (A)		$15,372

Interest expense per financial statements - continuing operations		8,796
Interest expense per financial statements - discontinued operations		3,181

Total interest expense per financial statements		$11,977

Net adjustments per loan agreement		4,202
Fixed charges per loan agreement (B)		16,179

Before dividend consolidated fixed charge coverage ratio		0.95:1

*	Calculations based on prior four quarters

GE Covenants	March 31, 2012 Requirement	March 31, 2012 Calculation
After dividend consolidated fixed charge coverage ratio calculated as follows: *	≥ 0.75:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(17,737)
Net adjustments per loan agreement		33,109

Adjusted EBITDA per loan agreement (A)		$15,372

Interest expense per financial statements - continuing operations		8,796
Interest expense per financial statements - discontinued operations		3,181

Total interest expense per financial statements		$11,977

Net adjustments per loan agreement		5,965
Fixed charges per loan agreement (B)		$17,942

After dividend consolidated fixed charge coverage ratio		0.86:1

*	Calculations based on prior four quarters

On March 29, 2012, our credit facilities with General Electric Capital Corporation (“GE”) were amended to replace existing financial covenant requirements with new financial covenant requirements. The new financial covenants require that, through the term of the loans, we maintain: (a) a minimum before dividend fixed charge coverage ratio (FCCR) with respect to our GE-encumbered properties (based on a rolling 12-month period) of 0.85:1 as of March 31, 2012, which requirement increases quarterly thereafter to 1.30:1 as of December 31, 2015; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 100% as of March 31, 2012, which requirement decreases quarterly thereafter to 60% as of December 31, 2015; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 0.95:1 as of March 31, 2012, which requirement increases quarterly thereafter to 1.30:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.75:1 as of March 31, 2012, which requirement increases quarterly thereafter to 1.00:1 as of December 31, 2013.

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

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank and GE credit facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. We believe we are not in default of any of our loans. However, the General Electric Capital Corporation (“GE”) before dividend consolidated fixed charge coverage ratio (“FCCR”) covenant allows EBITDA to be adjusted for nonrecurring expenses. As of March 31, 2012 the Company believes that all adjustments included in the covenant calculation are appropriate. If all adjustments are not accepted by GE, the Company will not have met its before dividend FCCR covenant. The cure provisions permit the Company to make a prepayment within 30 days after notice from the lender in an amount sufficient that would result in compliance with the before dividend FCCR for the period.

If a cure right is exercised, the Company estimates the debt prepayment amount would range from $0 to $1.5 million. If necessary to prepay debt in this range, the Company has the intention and ability to make such repayment within 30 days notice from GE.

A summary of the Company’s long term debt as of March 31, 2012 is as follows (in thousands):

	Balance	Interest Rate	Maturity
Fixed Rate Debt

Lender
First National Bank	$840	5.00%	5/2012
GE Capital	1,088	5.00%	12/2012
Greenwich Capital Financial Products	28,994	7.50%	12/2012
Great Western Bank	24,088	6.00%	6/2013
Elkhorn Valley Bank	926	5.75%	9/2013
GE Capital	19,399	7.17%	12/2014
Citigroup Global Markets Realty Corp	12,940	5.97%	11/2015
Elkhorn Valley Bank	3,026	6.25%	6/2016
GE Capital	12,573	7.17%	2/2017
GE Capital	12,346	7.69%	6/2017
Wachovia Bank	8,436	7.38%	3/2020

Total Fixed Rate Debt	$124,656

Variable Rate Debt

Lender
GE Capital	19,489	3.98%	2/2018
GE Capital	2,339	4.54%	2/2018

Total Variable Rate Debt	$21,828

Subtotal debt	$146,484

Less: debt associated with hotel properties held for sale	25,920

Total Long-Term Debt	$120,564

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

On January 18, 2012, the Company sold a Super 8 in Fayetteville, Arkansas (83 rooms) for approximately $1.56 million with a $0.4 million gain. The proceeds were used primarily to reduce a term loan with Great Western Bank.

In two closings on February 1, 2012 and February 15, 2012, the Company completed the sale to Real Estate Strategies, L.P. of 3,000,000 shares of Series C convertible preferred stock and warrants to purchase 30,000,000 shares of common stock at an exercise price of $1.20 per common share. Net proceeds after issuance cost were $28.6 million. The Company agreed to use $20 million of net proceeds to pursue hospitality acquisitions which are consistent with the investment strategy of the Company Board, as well as an additional $5 million within a reasonable period.

On February 2, 2012, we paid $11.8 million on the Great Western Bank revolving line of credit, bringing the balance to zero. The available capacity is expected to be used in part to fund the $20 million obligation for hotel investment. The payment was funded with a portion of the net proceeds from the Series C convertible preferred stock.

On February 3, 2012, the Company paid in full the $5.0 million balance on the revolving credit facility with Elkhorn Valley Bank, with a portion of the net proceeds from the sale of the Series C convertible preferred stock.

On February 16, 2012, the Company paid in full the $2.1 million note payable to Fredericksburg North Investors, LLC, with a portion of the net proceeds from the sale of the Series C convertible preferred stock.

On February 21, 2012, the Company amended its credit facilities with Great Western Bank to extend the maturity date of all loans to June 30, 2013.

On March 1, 2012, the Company amended its credit facility with First National Bank of Omaha to extend the maturity date to May 1, 2012. This debt was paid in full on April 20, 2012.

On March 27, 2012, the Company sold a Super 8 in Muscatine, Iowa (63 rooms) for approximately $1.3 million. The proceeds were used primarily to reduce a term loan with Great Western Bank, with the remaining amount used to reduce the revolving line of credit with Great Western Bank.

On March 27, 2012, the Company entered into an agreement to acquire the 100 room Hilton Garden Inn in Solomons Island, Maryland for $11.5 million. The purchase will be funded with a portion of the net proceeds from the sale of the Series C convertible preferred stock.

On March 29, 2012, the Company amended its credit facilities with General Electric Capital Corporation. These changes were reflected in the notes to the Company’s consolidated financial statements included in its Form 10-K for the year ended December 31, 2011.

Redemption of Noncontrolling Preferred Operating Partnership Units

At March 31, 2012, 11,424 of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The redemption value for the Preferred OP Units is $0.1 million for March 31, 2012. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Preferred OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. The Preferred OP Units are convertible by the holders into Common operating units (“Common OP Units”) on a one-for-one basis or, pursuant to an extension agreement by the holders, may be redeemed for cash at the option of the holder at $10 per unit on or after October 24, 2012.

Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2012 their right to have units redeemed at $10 per unit. Holders of 11,424 units elected to extend at a redemption value of $114,240.

There were no Preferred OP Units redeemed during the three months ending March 31, 2012.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Contractual Commitments

Below is a summary of certain obligations that will require capital (in thousands):

Contractual Obligations	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$140,600	$42,124	$48,382	$23,361	$26,733
Land leases	5,763	178	481	470	4,634
Other	404	264	140	—	—

Total contractual obligations	$146,767	$42,566	$49,003	$23,831	$31,367

The column titled Less than 1 Year represents payments due for the balance of 2012. Long-term debt includes debt on properties classified in continuing operations. The debt related to properties held for sale (and expected to be sold in the next 12 months, with the respective debt paid) of $25.9 million is not included in the table above.

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less. The land leases reflected in the table above represent continuing operations. In addition, the Company has two land leases associated with properties in discontinued operations. These two properties are expected to be sold in the next 12 months. The annual lease payments of $105,000 are not included in the table above. We also have management agreements with HMA, Strand, Kinseth and HLC Hotels, providing for the management and operation of the hotels.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are utilized to determine the value of certain liabilities, to perform impairment assessments, and for disclosure purposes. In February 2012 the Company issued financial instruments with features that were determined to be derivative liabilities, and as a result must be measured at fair value on a recurring basis under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820-10 Fair Value Measurements and Disclosures – Overall. In addition we apply the fair value provisions of ASC 820-10-35 Fair Value Measurements and Disclosures – Overall – Subsequent Measurement, for our nonfinancial assets which include our held for sale hotels, and the disclosure of the fair value of our debt.

The Company’s financial instruments, the derivative liabilities, and the non financial assets, our held for sale hotels, are measured using inputs from level 3 of the fair value hierarchy.

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

Level 3 non- financial asset valuations use unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data. Financial asset and liability valuation inputs include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the liability; this includes pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Non financial assets

During the three months ending March 31, 2012, Level 3 inputs were used to determine non-cash impairment losses of $1.8 million on ten held for sale hotels and recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.4 million on two hotels that were reclassified into held for use. There was no impairment on held for use hotels.

During the three months ending March 31, 2011, Level 3 inputs were used to determine non-cash impairment losses of $0.1 million on five hotels held for sale, $0.2 million on three hotels subsequently sold and $0.2 million on one hotel placed that was subsequently placed back in held for use. The Company also recorded a recovery of $25,000 of previously recorded impairment loss on one hotel at the time of sale. There was no impairment on held for use hotels.

In accordance with ASC 360-10-36 Property Plant and Equipment – Overall – Subsequent Measurements, the Company determines the fair value of an asset held for sale based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales.

Financial instruments

As of March 31, 2012, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis as of March 31, 2012 are as follows (in thousands):

Description	Level 1	Level 2	Level 3

Series C convertible preferred embedded derivative	$—	$—	$8,009
Warrant derivative	—	—	8,893

	$—	$—	$16,902

There were no transfers between levels during the three months ended March 31, 2012 and the three months ended March 31, 2011.

The following table presents changes during the three months ended March 31, 2012 in Level 3 liabilities measured at fair market value on a recurring basis. At March 31, 2012 there was a $1.2 million unrealized loss, a non-cash charge, recorded in the Consolidated Statement of Operations. There were no level 3 assets or liabilities measured on a recurring basis during the three months ended March 31, 2011.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Fair Value at December 31, 2011	Net Realized and Unrealized (Gains) Losses Included in Income	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value at March 31, 2012	Changes in Unrealized (Gains) Losses Included in Income on Instruments Held at March 31, 2012
Series C convertible preferred embedded derivative	$—	$934	$7,075	$—	$—	$8,009	$934
Warrant derivative	—	279	8,614	—	—	8,893	279

	$—	$1,213	$15,689	$—	$—	$16,902	$1,213

The carrying value and estimated fair value of the Company’s debt as of March 31, 2012 and December 31, 2011 are presented in the table below (in thousands):

	Carrying Value		Estimated Fair Value
	3/31/2012	12/31/2011	3/31/2012	12/31/2011

Continuing operations	$120,564	$130,672	$122,301	$132,665
Discontinued operations	25,920	35,173	26,879	35,781

Total	$146,484	$165,845	$149,180	$168,446

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

Key Performance Indicators

Earnings Before Interest, Taxes, Depreciation, Amortization, Noncontrolling Interest and Preferred Stock Dividends

The Company’s Adjusted EBITDA for the three months ended March 31, 2012, was $0.2 million, representing a decrease of $0.7 million from the three months ended March 31, 2011. Adjusted EBITDA is reconciled to net loss as follows (in thousands):

Unaudited-In thousands, except statistical data:	Three months ended March 31,
	2012	2011
RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA
Net loss attributable to common shareholders	$(4,622)	$(4,068)
Interest expense, including discontinued operations	2,678	3,103
Income tax benefit, including discontinued operations	(662)	(1,073)
Depreciation and amortization, including discontinued operations	2,170	2,621

EBITDA	(436)	583
Noncontrolling interest	(6)	(11)
Preferred stock dividend	657	368

ADJUSTED EBITDA	$215	$940

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

Funds from Operations

The Company’s funds from operations (“FFO”) for the three months ended March 31, 2012 was $(1.5) million, representing a decrease of $0.5 million from FFO reported for the three months ended March 31, 2011. The Company’s Adjusted FFO for the three months ended March 31, 2012 was $(0.3) million, which is an increase of $0.7 million over the $(1.0) million reported at March 31, 2011. The weighted average number of shares outstanding for the calculation of FFO basic and diluted were 23,070,435 and 22,917,509 for the three months ending March 31, 2012 and 2011, respectively. FFO is reconciled to net loss as follows (in thousands)

	Three months ended March 31,
	2012	2011
Net loss attributable to common shareholders	$(4,622)	$(4,068)
Depreciation and amortization, including discontinued operations	2,170	2,621
Net (gain) loss on disposition of real estate assets, including discontinued operations	(490)	19
Impairment, including discontinued operations	1,434	449

FFO	$(1,508)	$(979)
Unrealized loss on derivatives	1,213	—

Adjusted FFO	$(295)	$(979)

FFO per share-basic and diluted	$(0.07)	$(0.04)

Adjusted FFO per share - basic and diluted	$(0.01)	$(0.04)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

FFO and Adjusted FFO (“AFFO”) are non-GAAP financial measures. We consider FFO and AFFO to be market accepted measures of an equity REIT’s operating performance, which are necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with GAAP, excluding gains (or losses) from sales of real estate assets, plus depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition. Adjusted FFO excludes the unrealized loss on derivative liabilities, which is a non-cash charge against income and which does not represent results from our core operations. FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO and AFFO should not be considered as alternatives to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

We use FFO and AFFO as performance measures to facilitate a periodic evaluation of our operating results relative to those of our peers. We consider FFO and AFFO useful additional measures of performance for an equity REIT because they facilitate an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assume that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO and AFFO provide a meaningful indication of our performance.

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

NOI is a non-GAAP measure, and is not necessarily indicative of available earnings and should not be considered an alternative to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes. NOI is reconciled to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes as follows (in thousands):

	Three months ended March 31,
	2012	2011
Earnings Before Net Loss on Dispositions of Assets, Other Income, Interest Expense, and Income Taxes	$(77)	$(1,108)
Add back:
Termination Cost	—	540
General and Administrative	1,093	1,103
Depreciation and Amortization	2,124	2,247
Hotel Operating Revenue - discontinued	4,189	5,305
Hotel Operating Expenses - discontinued	(3,865)	(5,071)
Other Expenses *	2,512	2,708

NOI	$5,976	$5,724

*	Other Expenses include both continuing and discontinued operations for Management Fees, Bonus Wages, Insurance, Real Estate and Personal property taxes, and miscellaneous expenses.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

POI from continuing operations is reconciled to net loss as follows (in thousands):

RECONCILIATION OF NET LOSS FROM CONTINUING OPERATIONS TO POI from continuing operations	Three months ended March 31,
	2012	2011
Net loss from continuing operations	$(2,564)	$(2,948)
Depreciation and amortization	2,124	2,247
Net loss on disposition of assets	4	5
Other (income) expense	1,212	(85)
Interest expense	2,116	2,336
General and administrative expense	1,093	1,103
Termination cost	—	540
Income tax benefit	(464)	(609)
Impairment (recovery) expense	(381)	193

POI-continuing operations	$3,140	$2,782

POI from discontinued operations is reconciled to loss from discontinued operations, net of tax, as follows (in thousands):

Reconciliation of loss from discontinued operations to POI - discontinued operations:	Three months ended March 31,
	2012	2011
Loss from discontinued operations	$(1,407)	$(763)
Depreciation and amortization from discontinued operations	46	374
Net (gain) loss on disposition of assets from discontinued operations	(494)	14
Interest expense from discontinued operations	562	767
General and administrative expense from discontinued operations	—	50
Impairment losses from discontinued operations	1,815	256
Income tax benefit from discontinued operations	(198)	(464)

POI-discontinued operations	$324	$234

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy, by region, for the three months ended March 31, 2012 and 2011, respectively. The comparisons of same store operations (excluding Held For Sale hotels) are for 74* hotels owned as of January 1, 2011.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Room Count	Three months ended March 31, 2012			Room Count	Three months ended March 31, 2011
Region		RevPAR	Occupancy	ADR		RevPAR	Occupancy	ADR
Mountain	214	$25.49	53.8%	$47.35	214	$23.35	52.3%	$44.66
West North Central	1,559	25.15	51.9%	48.41	1,559	25.47	55.0%	46.30
East North Central	978	29.01	50.2%	57.74	978	28.48	49.5%	57.56
Middle Atlantic	142	34.61	61.8%	56.01	142	31.54	59.8%	52.76
South Atlantic	2,525	28.49	66.4%	42.93	2,525	27.28	66.8%	40.82
East South Central	563	33.31	52.1%	63.98	563	31.93	49.5%	64.45
West South Central	373	24.07	55.7%	43.22	373	28.45	65.6%	43.36

Total Same Store	6,354	$27.96	57.9%	$48.26	6,354	$27.46	59.0%	$46.54

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended March 31, 2012 and 2011, were as follows:

	Room Count	Three months ended March 31, 2012			Room Count	Three months ended March 31, 2011
Brand		RevPAR	Occupancy	ADR		RevPAR	Occupancy	ADR
Select Service
Upper Midscale **
Comfort Inn/ Comfort Suites	1,414	$38.54	59.7%	$64.51	1,414	$34.75	54.4%	$63.84
Other Upper Midscale (1)	197	51.27	66.9%	76.66	197	48.19	64.7%	74.49

Total Upper Midscale	1,611	$40.11	60.6%	$66.16	1,611	$36.39	55.7%	$65.35

Midscale
Sleep Inn	153	29.46	47.8%	61.62	153	30.91	53.0%	58.30
Quality Inn	122	18.79	30.4%	61.79	122	17.89	31.3%	57.18
Other Midscale (2)	138	34.07	59.0%	57.76	138	32.92	53.6%	61.46

Total Midscale	413	$27.86	46.4%	$60.01	413	$27.74	46.8%	$59.28

Economy
Days Inn	1,026	25.60	55.8%	45.87	1,026	27.18	58.3%	46.61
Super 8	2,062	23.55	51.2%	46.01	2,062	24.20	54.4%	44.45
Other Economy (3)	144	51.45	65.9%	78.09	144	47.61	66.3%	71.84

Total Economy	3,232	$25.44	53.3%	$47.73	3,232	$26.19	56.2%	$46.60

Total Upper Midscale/ Midscale/Economy	5,256	$30.13	55.0%	$54.78	5,256	$29.44	55.3%	$53.23

Economy Extended Stay (4)	1,098	17.54	71.9%	24.40	1,098	18.02	76.7%	23.48

Total Same Store	6,354	$27.96	57.9%	$48.26	6,354	$27.46	59.0%	$46.54

1	Includes Hampton and Holiday Inn Express brands
2	Includes Baymont Inn and Ramada Limited
3	Includes Guesthouse and Independent brands
4	Includes Savannah Suites

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

*	The following properties have been moved from the same store portfolio during the reporting period and classified as held for sale:

Pella, IA Super 8

Clinton, IA Super 8

Jackson, TN Guesthouse Inn

Wichita, KS Super 8

The following properties which were included in discontinued operations (held for sale) as of fiscal 2011 were subsequently reclassified as held for use and moved back to the same store portfolio:

Bossier City, LA Days Inn

Fredericksburg (South), VA Days Inn

**	Chain brand categories for Midscale have been updated to correspond with the 2012 Smith Travel Research classifications for Midscale and Upper Midscale.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk exposure subsequent to December 31, 2011.

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

Part II. OTHER INFORMATION:

Item 6. Exhibits

Exhibit No.	Description

10.1	Loan Modification Agreement dated as of March 29, 2012 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, Supertel Hospitality, Inc. and Supertel Hospitality REIT Trust and GE Capital Commercial of Utah, LLC and GE Franchise Finance Commercial LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2012).

10.2	Fifth Amendment to Amended and Restated Loan Agreement dated February 21, 2012 by and between Supertel Hospitality, Inc. and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 21, 2012).

10.3	Employment Agreement of Kelly Walters, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.4	Employment Agreement of Steven C. Gilbert, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.5	Employment Agreement of Corrine L. Scarpello, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.6	Employment Agreement of David L. Walter dated February 1, 2012 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.7	Purchase Agreement, dated November 16, 2011, by and among Supertel Hospitality, Inc., Supertel Limited Partnership and Real Estate Strategies, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated November 16, 2011).

10.8	Warrants issued to Real Estate Strategies, L.P. dated February 1, 2012 and February 15, 2012 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.9	Investor Rights and Conversion Agreement dated February 1, 2012, by and among Supertel Hospitality, Inc., Real Estate Strategies, L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 30, 2012).

10.10	Registration Rights Agreement dated February 1, 2012, by and among Supertel Hospitality, Inc., Real Estate Strategies, L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 30, 2012).

10.11	Directors Designation Agreement dated February 1, 2012, by and among Supertel Hospitality, Inc., Real Estate Strategies, L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 30, 2012).

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

Supertel Hospitality, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Kelly A. Walters
Kelly A. Walters
President and Chief Executive Officer

Dated this 15th day of May, 2012

By:	/s/ Corrine L. Scarpello
Corrine L. Scarpello
Chief Financial Officer and Secretary

Dated this 15th day of May, 2012

Supertel Hospitality, Inc., and Subsidiaries

Exhibits

Exhibit No.	Description

10.1	Loan Modification Agreement dated as of March 29, 2012 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, Supertel Hospitality, Inc. and Supertel Hospitality REIT Trust and GE Capital Commercial of Utah, LLC and GE Franchise Finance Commercial LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2012).

10.2	Fifth Amendment to Amended and Restated Loan Agreement dated February 21, 2012 by and between Supertel Hospitality, Inc. and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 21, 2012).

10.3	Employment Agreement of Kelly Walters, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.4	Employment Agreement of Steven C. Gilbert, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.5	Employment Agreement of Corrine L. Scarpello, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.6	Employment Agreement of David L. Walter dated February 1, 2012 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.7	Purchase Agreement, dated November 16, 2011, by and among Supertel Hospitality, Inc., Supertel Limited Partnership and Real Estate Strategies, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated November 16, 2011).

10.8	Warrants issued to Real Estate Strategies, L.P. dated February 1, 2012 and February 15, 2012 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.9	Investor Rights and Conversion Agreement dated February 1, 2012, by and among Supertel Hospitality, Inc., Real Estate Strategies, L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 30, 2012).

10.10	Registration Rights Agreement dated February 1, 2012, by and among Supertel Hospitality, Inc., Real Estate Strategies, L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 30, 2012).

10.11	Directors Designation Agreement dated February 1, 2012, by and among Supertel Hospitality, Inc., Real Estate Strategies, L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 30, 2012).

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.