Form 10-Q
period 2012-06-30
SUPERTEL HOSPITALITY INC
filed 2012-08-10
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34087

SUPERTEL HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of July 31, 2012, there were 23,128,477 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share data)

	As of
	June 30,	December 31,
	2012	2011
	(unaudited)

ASSETS
Investments in hotel properties	$263,534	$255,677
Less accumulated depreciation	78,326	76,777

	185,208	178,900

Cash and cash equivalents	1,167	279
Accounts receivable, net of allowance for doubtful accounts of $194 and $194	2,808	1,891
Prepaid expenses and other assets	10,287	8,917
Deferred financing costs, net	709	850
Investment in hotel properties, held for sale, net	22,121	30,335

	$222,300	$221,172

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$13,051	$10,704
Derivative liabilities, at fair value	16,035	—
Debt related to hotel properties held for sale	20,824	35,173
Long-term debt	117,625	130,672

	167,535	176,549

Redeemable noncontrolling interest in consolidated partnership, at redemption value	114	114

Redeemable preferred stock
10% Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

EQUITY
Shareholders’ equity
Preferred stock, 40,000,000 shares authorized;
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000 shares outstanding, liquidation preference of $30,000	30	—
Common stock, $.01 par value, 200,000,000 shares authorized; 23,128,477 and 23,070,387 shares outstanding	231	231
Common stock warrants	252	252
Additional paid-in capital	134,762	121,619
Distributions in excess of retained earnings	(88,425)	(85,398)

Total shareholders’ equity	46,858	36,712
Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $92 and $64	131	135

Total equity	46,989	36,847

COMMITMENTS AND CONTINGENCIES
	$222,300	$221,172

See accompanying notes to condensed consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES
Room rentals and other hotel services	$21,562	$20,433	$38,243	$36,703

EXPENSES
Hotel and property operations	15,269	14,878	28,810	28,366
Depreciation and amortization	2,226	2,313	4,350	4,559
General and administrative	921	1,001	2,014	2,104
Acquisition expense	162	—	162	1
Termination cost	—	—	—	540

	18,578	18,192	35,336	35,570

EARNINGS BEFORE NET LOSS ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE AND INCOME TAXES	2,984	2,241	2,907	1,133

Net loss on dispositions of assets	(4)	(8)	(7)	(14)
Other income (expense)	872	20	(341)	105
Interest expense	(2,057)	(2,147)	(4,173)	(4,482)
Impairment	(4,096)	(4,198)	(3,714)	(4,392)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,301)	(4,092)	(5,328)	(7,650)

Income tax (expense) benefit	(353)	(97)	111	512

LOSS FROM CONTINUING OPERATIONS	(2,654)	(4,189)	(5,217)	(7,138)

Gain (loss) from discontinued operations, net of tax	5,094	77	3,686	(685)

NET INCOME (LOSS)	2,440	(4,112)	(1,531)	(7,823)

Noncontrolling interest	(8)	3	(2)	14

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	2,432	(4,109)	(1,533)	(7,809)

Preferred stock dividends	(837)	(369)	(1,494)	(737)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,595	$(4,478)	$(3,027)	$(8,546)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations	$(0.15)	$(0.20)	$(0.29)	$(0.34)

EPS from discontinued operations	$0.22	$—	$0.16	$(0.03)

EPS basic and diluted	$0.07	$(0.20)	$(0.13)	$(0.37)

See accompanying notes to condensed consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,531)	$(7,823)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,396	5,263
Amortization of intangible assets and deferred financing costs	281	218
Gain on dispositions of assets	(5,263)	(335)
Stock-based compensation expense	13	29
Provision for impairment loss	5,517	5,262
Unrecognized loss on derivative instruments	346	—
Amortization of warrant issuance cost	24
Deferred income taxes	(308)	(1,128)
Changes in operating assets and liabilities:
(Increase) decrease in assets	(1,715)	5,818
Increase (decrease) in liabilities	1,878	(4,871)

Net cash provided by operating activities	3,638	2,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(3,191)	(2,431)
Acquisition and development of hotel properties	(11,500)	—
Proceeds from sale of hotel assets	11,947	5,345

Net cash (used in) provided by investing activities	(2,744)	2,914

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(140)	(52)
Principal payments on long-term debt	(30,646)	(10,633)
Proceeds from long-term debt, net	3,250	6,278
Distributions to noncontrolling interest	(6)	(28)
Common stock offering	—	42
Issuance of preferred stock and warrants	28,561	—
Dividends paid to preferred shareholders	(1,025)	(737)

Net cash used in financing activities	(6)	(5,130)

Increase in cash and cash equivalents	888	217

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	279	333

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,167	$550

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid, net of amounts capitalized	$5,109	$5,809

SCHEDULE OF NONCASH FINANCING ACTIVITIES

Dividends declared—preferred	$1,494	$737

See accompanying notes to condensed consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 85 properties with the exception of furniture, fixtures and equipment on 66 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, SLP or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in SLP and at June 30, 2012 owned approximately 99% of the partnership interests in SLP. SLP is the general partner in SBILP. At June 30, 2012, SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). SLP and SBMIHI owned 99% and 1% of SBMILLC, respectively. SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, and SLP owned 100% of SSBLLC. References to “we”, “our”, and “us”, herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of June 30, 2012, the Company owned 95 Select service hotels. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”), HLC Hotels Inc. (“HLC”), and Cherry Cove Hospitality Management, LLC (“Cherry Cove”).

The hotel management agreement, as amended, between TRS Lessee and Royco Hotels, the previous manager of 95 of the Company’s hotels, was terminated effective May 31, 2011. Under the agreement, Royco Hotels received a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increased above thresholds that ranged from up to $75 million to over $100 million, and was entitled, if earned, to an annual incentive fee of 10% of up to the first $1.0 million of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1.0 million. A settlement agreement between the parties with respect to a lawsuit and with respect to termination fees for sold hotels provides that the Company will pay an aggregate of $590,000 in varying amounts of installments through July 1, 2013 to Royco Hotels (of which $350,000 has been paid as of June 30, 2012).

On April 21, 2011, the Company, through TRS Lessee, entered into separate management agreements with HMA, Strand and Kinseth as eligible independent operators to manage 95 of the Company’s hotels (two of which were subsequently sold) commencing June 1, 2011. These hotels were previously managed by Royco Hotels. On May 25, 2012, SLP acquired a Hilton Garden Inn in Solomons, Maryland. In connection with the acquisition, the Company, through TRS, entered into a separate management agreement with Cherry Cove as an eligible independent operator to manage the hotel.

HMA manages 24 Company hotels in Arkansas, Louisiana, Tennessee, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s seven economy extended-stay hotels in Georgia and South Carolina as well as 16 additional Company hotels located in Georgia, Delaware, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 41 Company hotels in

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

eight states primarily in the Midwest. Each of the management agreements with HMA, Strand and Kinseth expire on May 31, 2014, and the management agreement with Cherry Cove expires on May 24, 2015. The management agreements renew for additional terms of one year unless either party to an agreement gives the other party written notice of termination at least 90 days before the end of a term.

Each of HMA, Strand, Kinseth and Cherry Cove receives a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel income and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

SLP owns 6 hotels which are operated under the Masters Inn name. TRS, the lessee of the hotels, entered into a management agreement with HLC, an affiliate of the sellers of the six hotels. The management agreement, as amended, provides for HLC to operate and manage the hotels through December 31, 2013 and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

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

Consolidated Financial Statements

The Company has prepared the condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, fair value accounting requires bifurcation of certain embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement at their fair value for accounting purposes. The conversion feature embedded in the Series C convertible preferred stock was evaluated, and it was determined that the conversion features should be bifurcated from its host instrument and accounted for as a freestanding derivative. In addition the common stock warrants issued with the Series C convertible preferred stock were also determined to be freestanding derivatives. The following summarizes our derivative liabilities at June 30, 2012 and December 31, 2011:

(dollars in thousands)	June 30,	December 31,
Description	2012	2011

Series C preferred embedded derivative	$7,701	$—
Warrant derivative	8,334	—

Derivative liabilities, at fair value	$16,035	$—

The Series C convertible preferred stock embedded derivative and the warrant derivative were initially recorded at their fair value of $7.1 million and $8.6 million, respectively, on the date of issuance, February 1, 2012 and February 15, 2012. At June 30, 2012 the carrying amounts of the derivatives were adjusted to their fair value of $7.7 million and $8.3 million respectively, with a corresponding adjustment to other income (expense). The derivatives are reported as a derivative liability on the accompanying consolidated balance sheet as of June 30, 2012 and will be adjusted to their fair values at each reporting date.

The amendment to the Company’s articles of incorporation, setting forth the terms of the Series C convertible preferred stock, the host instrument, includes an antidilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $1.00 per share. Accordingly we bifurcated the embedded conversion feature which is shown as a derivative liability recorded at fair value on the accompanying consolidated balance sheet as of June 30, 2012.

The agreement setting forth the terms of the common stock warrants issued to the holders of the Series C convertible preferred stock also includes an antidilution provision that requires a reduction in the warrant’s exercise price of $1.20 should the conversion ratio of the Series C convertible preferred stock be adjusted due to antidilution provisions. Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the accompanying consolidated balance sheets as of June 30, 2012.

The Company used a Monte Carlo simulation model to value the Series C convertible preferred stock embedded derivatives and the warrants.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are utilized to determine the value of certain liabilities, to perform impairment assessments, and for disclosure purposes. In February 2012 the Company issued financial instruments with features that were determined to be derivative liabilities, and as a result must be measured at fair value on a recurring basis under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820-10 Fair Value Measurements and Disclosures – Overall. In addition we apply the fair value provisions of ASC 820-10-35 Fair Value Measurements and Disclosures – Overall – Subsequent Measurement, for our nonfinancial assets which include our held for sale and impaired held for use hotels, and the disclosure of the fair value of our debt.

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

Level 3 non-financial asset valuations use unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data. Financial asset and liability valuation inputs include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the liability; this includes pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Non financial assets

Non financial asset fair value measurements are discussed below in the note “Impairment Losses.”

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

Financial instruments

As of June 30, 2012, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis (dollars in thousands):

	Fair Value
	at
Description	June 30, 2012	Level 1	Level 2	Level 3

Series C preferred embedded derivative	$7,701	$—	$—	$7,701
Warrant derivative	8,334	—	—	8,334

	$16,035	$—	$—	$16,035

	Fair Value
	at
Description	December 31, 2011	Level 1	Level 2	Level 3

Series C preferred embedded derivative	$—	$—	$—	$—
Warrant derivative	—	—	—	—

	$—	$—	$—	$—

There were no transfers between levels during the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair market value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations in Other income (expense) during the periods. There were no level 3 assets or liabilities measured on a recurring basis during the three or six month periods ended June 30, 2011.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

							Changes in	Changes in
							Realized	Unrealized
							Gains	Gains
		Net					(Losses)	(Losses)
		Realized	Purchases,				Included in	Included in
		and	Sales,				Income on	Income on
	Fair	Unrealized	Issuances			Fair	Instruments	Instruments
	Value	Gains (Losses)	and	Gross	Gross	Value	Held	Held
	at	Included	Settlements,	Transfers	Transfers	at	at	at
(dollars in thousands)	3/31/2012	in Income	Net	In	Out	6/30/2012	6/30/2012	6/30/2012
Series C preferred embedded derivative	$8,009	$308	$—	$—	$—	$7,701	$—	$308
Warrant derivative	8,893	559	—	—	—	8,334	—	559

	$16,902	$867	$—	$—	$—	$16,035	$—	$867

							Changes in	Changes in
							Realized	Unrealized
							Gains	Gains
		Net					(Losses)	(Losses)
		Realized	Purchases,				Included in	Included in
		and	Sales,				Income on	Income on
	Fair	Unrealized	Issuances			Fair	Instruments	Instruments
	Value	Gains (Losses)	and	Gross	Gross	Value	Held	Held
	at	Included	Settlements,	Transfers	Transfers	at	at	at
(dollars in thousands)	12/31/2011	in Income	Net	In	Out	6/30/2012	6/30/2012	6/30/2012
Series C preferred embedded derivative	$—	$(626)	$7,075	$—	$—	$7,701	$—	$(626)
Warrant derivative	—	280	8,614	—	—	8,334	—	280

	$—	$(346)	$15,689	$—	$—	$16,035	$—	$(346)

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the hierarchy. The carrying value and estimated fair value of the Company’s debt as of June 30, 2012 and December 31, 2011 are presented in the table below (dollars in thousands):

	Carrying Value		Estimated Fair Value
	6/30/2012	12/31/2011	6/30/2012	12/31/2011

Continuing operations	$117,625	$130,672	$119,760	$132,665
Discontinued operations	20,824	35,173	21,377	35,781

Total	$138,449	$165,845	$141,137	$168,446

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

Hotel Acquisitions

During the three months ended June 30, 2012 we acquired the following wholly-owned property.

Solomons Maryland Hilton Garden Inn

(dollars in thousands)
Acquisition date	May 25, 2012
Land	$1,000
Building and improvements	10,113
Furniture and equipment	387

Investment in hotel	$11,500

Purchase price, in cash	$11,500

Acquisition costs	$162

The fair values for the assets acquired are preliminary as the Company continues to finalize their acquisition date fair value determination. Included in the consolidated statement of operations for the three months ended June 30, 2012 are total revenues of $0.4 million and total net income of $0.1 million for the hotel we acquired 100% interest in since the date of acquisition.

Discontinued Operations – Hotel Properties Held for Sale and Sold

At December 31, 2011, the Company had 24 hotels identified that it intends to sell and that met the Company’s criteria to be classified as held for sale (the “Sale Hotels”). During the six months ended June 30, 2012, six hotels were sold, with an aggregate net gain of $5.3 million. The gain consisted of: $2.9 million from the sale of a Super 8 in Wichita, Kansas; $1.0 million from the sale of a Super 8 in El Dorado, Kansas; and a total of $1.4 million from the sales of Super 8 hotels in Fayetteville, Arkansas; Muscatine, Iowa; and Sedalia, Missouri. There was no gain on the sale of a Masters Inn in Tampa, Florida. Two were sold in the first quarter of 2012 and four were sold in the second quarter of 2012. Due to changes in the market during the first quarter, two hotels were reclassified as held for use and four hotels were reclassified as held for sale, bringing the total number of hotels classified as held for sale to twenty as of June 30, 2012.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations. The operating results of the hotels held for sale and sold are included in discontinued operations and are summarized below. The operating results for the three months ended June 30, 2012 include twenty hotels held for sale and four hotels that were sold in 2012. The operating results for the three months ended June 30, 2011 include twenty hotels held for sale, six hotels that were sold in 2012, and five hotels that were sold prior to 2012. The operating results for the six months ended June 2012 include twenty hotels held for sale and six hotels that were sold in 2012. The operating results for the six months ended June 2011 include twenty hotels held for sale, six hotels sold in 2012, and six hotels sold in 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Revenues	$4,847	$6,314	$9,036	$11,619
Hotel and property operations expenses	(4,049)	(5,091)	(7,914)	(10,162)
Interest expense	(492)	(715)	(1,054)	(1,482)
Depreciation expense	—	(330)	(46)	(704)
Net gain on disposition of assets	4,776	362	5,270	349
General and administrative expense	—	—	—	(50)
Impairment recovery (loss)	13	(615)	(1,803)	(870)
Income tax benefit (expense)	(1)	152	197	615

	$5,094	$77	$3,686	$(685)

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

(dollars in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic and Diluted Earnings per Share Calculation:

Numerator:
Net earnings (loss) attributable to common shareholders:
* Continuing operations	$(3,484)	$(4,555)	$(6,708)	$(7,864)
* Discontinued operations	5,079	77	3,681	(682)

Net earnings (loss) attributable to common shareholders - total	$1,595	$(4,478)	$(3,027)	$(8,546)

Denominator:
Weighted average number of common shares - basic and diluted	23,074,848	22,964,125	23,072,641	22,940,947

Basic and Diluted Earnings Per Common Share:
Net earnings (loss) attributable to common shareholders per weighted average common share:
* Continuing operations	$(0.15)	$(0.20)	$(0.29)	$(0.34)
* Discontinued operations	0.22	0.00	0.16	(0.03)

Total—Basic and Diluted	$0.07	$(0.20)	$(0.13)	$(0.37)

*	The net loss attributable to noncontrolling interest is allocated between continuing and discontinued operations for the purpose of the EPS calculation.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

Noncontrolling Interest of Common and Preferred Units in SLP

At June 30, 2012 and 2011 there were 97,008 SLP common operating units outstanding being held by the limited partners. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). During the second quarter of 2011, 61,153 shares of common stock were issued in connection with the redemption of 61,153 common operating units. In addition, the 11,424 and 51,035 shares of SLP preferred operating units held by the limited partners, as of June 30, 2012 and 2011 respectively, are antidilutive.

Stock-Based Compensation

The potential common shares represented by outstanding stock options for the three and six months ended June 30, 2012 totaled 178,000, and for the three and six months ended June 30, 2011 totaled 215,500, all of which are antidilutive.

There were 45,000 unvested stock awards as of June 30, 2012. There were no unvested stock awards as of March 31, 2012 or during the three and six months ended June 30, 2011. The 45,000 unvested stock awards are antidilutive due to the Company’s net losses from continuing operations and are therefore excluded from the computation of diluted earnings per share.

Warrants

On February 1, 2012 and February 15, 2012, in connection with the purchase of the Series C convertible preferred stock, the Company issued warrants to purchase 30,000,000 shares of the Company’s common stock. Subject to the Beneficial Ownership Limitation, these warrants are exercisable at any time on or before January 31, 2017 at an exercisable price of $1.20 per share of common stock. The exercisable price may be paid in cash, or the holder may also elect to pay the exercise price by having the Company withhold a sufficient number of shares from the exercise with a market value equal to the exercise price. These warrants are anti-dilutive due to the Company’s net losses from continuing operations and are therefore excluded from the computation of diluted earnings per share.

On May 10, 2010 the Company issued warrants to purchase 299,403 shares of Company common stock. These warrants are exercisable for a period of three years from the date of issuance at an exercise price of $2.50 per share of common stock. These warrants are anti-dilutive due to the Company’s net losses from continuing operations and are therefore excluded from the computation of diluted earnings per share.

Series C Convertible Preferred Stock

In two closings on February 1, 2012 and February 15, 2012, we completed the sale to Real Estate Strategies, L.P. of 3,000,000 shares of Series C convertible preferred stock in a private offering. The Series C convertible preferred stock is anti-dilutive due to the Company’s net losses from continuing operations and is therefore excluded from the computation of diluted earnings per share.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

Debt Financing

A summary of the Company’s long term debt as of June 30, 2012 is as follows (dollars in thousands):

		Interest
Fixed Rate Debt	Balance	Rate	Maturity

Lender
Elkhorn Valley Bank	$1,250	5.25%	9/2012
GE Capital Corporation	1,088	5.00%	12/2012
Greenwich Capital Financial Products	28,581	7.50%	12/2012
Great Western Bank	19,100	6.00%	6/2013
Elkhorn Valley Bank	910	5.75%	9/2013
GE Capital Corporation	19,284	7.17%	12/2014
GE Capital Corporation	10,077	7.69%	12/2014
Citigroup Global Markets Realty Corp	12,851	5.97%	11/2015
Elkhorn Valley Bank	2,992	6.25%	6/2016
GE Capital Corporation	12,472	7.17%	2/2017
Wachovia Bank	8,258	7.38%	3/2020

Total Fixed Rate Debt	$116,863

Variable Rate Debt

Lender
GE Capital Corporation	19,271	3.97%	2/2018
GE Capital Corporation	2,315	4.54%	2/2018

Total Variable Rate Debt	$21,586

Subtotal debt	138,449

Less: debt associated with hotel properties held for sale	20,824

Total Long-Term Debt	$117,625

On January 18, 2012, the Company sold a Super 8 in Fayetteville, Arkansas (83 rooms) for approximately $1.56 million. The proceeds were used primarily to reduce a term loan with Great Western Bank.

In two closings on February 1, 2012 and February 15, 2012, the Company completed the sale to Real Estate Strategies, L.P. of 3,000,000 shares of Series C convertible preferred stock and warrants to purchase 30,000,000 shares of common stock at an exercise price of $1.20 per common share. The Company agreed to use $20 million of net proceeds to pursue hospitality acquisitions which are consistent with the investment strategy of the Company Board of Directors, as well as an additional $5 million to pursue hospitality acquisitions within a reasonable period.

On February 2, 2012, the Company paid $11.8 million on the Great Western Bank revolving line of credit, bringing the balance to zero. The available capacity is expected to be used in part to fund the $20 million obligation for hotel investment. The payment was funded with a portion of the net proceeds from the Series C convertible preferred stock.

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

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

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

On April 20, 2012, the Company sold a Super 8 in El Dorado, Kansas (49 rooms) for approximately $1.625 million. The proceeds were used to pay off the $0.8 million loan with First National Bank of Omaha, with additional funds applied to general corporate purposes.

On May 15, 2012, the Company borrowed $1.25 million from Elkhorn Valley Bank. The note currently matures on September 1, 2012, bears interest at 5.25% and is secured by the Sale Agreement of the Days Inn hotel located in Fredericksburg, Virginia (North). The borrowings were used to fund operations.

On May 25, 2012, the Company acquired a Hilton Garden Inn in Solomons Island, Maryland (100 rooms) for $11.5 million, excluding closing costs and fees. The purchase was funded with a portion of the net proceeds from the sale of the Series C convertible preferred stock.

On May 29, 2012, the Company sold a Super 8 in Sedalia, Missouri (87 rooms) for approximately $1.8 million. Proceeds were used primarily to reduce a term loan with Great Western Bank, with the remaining amount used to reduce the revolving line of credit with Great Western Bank.

On June 1, 2012, the Company sold a Super 8 in Wichita, Kansas (119 rooms) for approximately $4.1 million. Proceeds were used primarily to reduce a term loan with Great Western Bank, with the remaining funds applied to general corporate purposes.

On June 15, 2012, the Company sold a Masters Inn in Tampa, Florida (127 rooms) for approximately $2.1 million. Proceeds were used to pay down mortgage debt with General Electric Capital Corporation.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

At June 30, 2012, the Company had long-term debt of $117.6 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.2 years and a weighted average interest rate of 6.4%. The weighted average fixed rate was 6.9%, and the weighted average variable rate was 4.0%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2012 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2012	$20,824	$34,994	$55,818
2013	—	17,263	17,263
2014	—	20,743	20,743
2015	—	14,287	14,287
2016	—	4,856	4,856
Thereafter	—	25,482	25,482

	$20,824	$117,625	$138,449

At June 30, 2012, the Company had $55.8 million of principal due in 2012. Of this amount, $39.9 million of the principal due is associated with either assets held for use or assets held for sale, and matures in 2012 pursuant to the notes and mortgages evidencing such debt. The remaining $15.9 million is associated with assets held for sale and is not contractually due in 2012 unless the related assets are sold. The maturities comprising the $39.9 million consist of:

•	a $28.6 million balance on the loan with Greenwich Capital;

•	a $7.0 million principal prepayment required on our credit facilities with General Electric Capital Corporation;

•	a $1.1 million balance on a note payable to General Electric Capital Corporation;

•	a $1.25 million note payable to Elkhorn Valley Bank; and

•	approximately $1.9 million of principal amortization on mortgage loans.

The $28.6 million balance of the loan with Greenwich Capital matures in December 2012. The loan is secured by 32 hotels. The Company is currently in negotiations to finance certain of these hotels. The Company expects that this financing would be sufficient to repay the balance of the loan owed to Greenwich Capital.

On March 29, 2012, our credit facilities with General Electric Capital Corporation were amended to, among other things, require a principal prepayment of $7 million on or before December 31, 2012. This debt is expected to be funded from the proceeds of refinancing certain of our hotels secured by Greenwich Capital.

The $1.1 million note payable to General Electric Capital Corporation is expected to be paid with available funds at the end of 2012.

The $1.25 million note with Elkhorn Valley Bank is secured by an agreement for the sale of a Days Inn in Fredericksburg (North), Virginia.

We are required to comply with certain financial covenants for some of our lenders. As of June 30, 2012, we were in compliance with all of our financial covenants. As a result, we are not in default of any of our loans.

Stock-Based Compensation

The Company has a 2006 Stock Plan (the “Plan”) which has been approved by the Company’s shareholders. The Plan authorizes the grant of stock options, stock appreciation rights, restricted stock and stock bonuses for up to 500,000 shares of common stock. At the annual shareholders meeting on May 22, 2012, the shareholders of the Company approved an amendment which (a) removed the restrictions in the Plan that prohibit more than 20% of the awards being given to any one participant or to the independent directors as a group, or prohibiting more than 20% of the awards being made in restricted stock or bonus shares, and (b) increased the number of shares available under the Plan from 300,000 shares to 500,000 shares.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

Non Vested Share Awards

On May 22, 2012 share awards totaling 45,000 shares were made to two executive officers of the Company in accordance with the Plan at a grant date price of $0.90. The shares vest based on continued employment of the executive, and the restrictions lapse in 50% increments on each of the first and second anniversary of issuance.

Investment Committee Share Compensation

In March 2012 the Board of Directors approved the recommendation by the Compensation Committee that the independent directors serving as members of the Investment Committee receive their monthly fees in the form of shares of the Company’s Common Stock issued under the 2006 Stock Plan, priced as the average of the closing price of the stock for the first 20 trading days for the calendar year.

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the six months ended June 30, 2012 and 2011 for share-based compensation related to employees and directors was approximately $13,300 and $28,800, respectively.

Impairment Losses

Held for use

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

Three and Six Months Ended June 30, 2012 and 2011

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

A trigger event, as described in ASC 360-10-35, occurred in the second quarter of 2012 for two hotel properties held for use in which the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. The properties were then tested to determine if their carrying amounts were recoverable. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment – Overall – Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability, the Company uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition. In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotels were determined by management, based on discussions with our asset management group and our third party management companies. The properties were then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment – Overall – Implementation. In this analysis, the Company completed a detailed review of the hotels’ market conditions and future prospects, which incorporated specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. Based on the results of this analysis, it was determined that the Company’s investment in the subject properties was not fully recoverable; accordingly, impairment of $4.1 million was recognized.

To determine the amount of impairment on the hotel properties identified above, in accordance with FASB ASC 360-10-55, the Company calculated the excess of the carrying value of the property in comparison to its fair market value as of June 30, 2012. Based on this calculation, the Company determined total impairment of $4.1 million existed as of June 30, 2012 on the two hotel properties. Fair market value was determined with the assistance of independent real estate brokers and revenue multiples based on the Company’s experience with hotel sales in the current year as well as available industry information, considered Level 3 inputs. As the fair market value of the properties impaired for the quarter ending June 30, 2012 was determined in part by management estimates, a reasonable possibility exists that future changes to inputs and assumptions could affect the accuracy of management’s estimates and such future changes could lead to recovery of impairment or further possible impairment in the future. For the quarter ending June 30, 2011, impairment of $1.4 million was recorded on three hotels that were reclassified from held for sale into held for use, and $2.8 million was recorded on one hotel classified as held for use. This impairment was determined using Level 3 inputs.

Held for sale

During the three months ending March 31, 2012, Level 3 inputs were used to determine non-cash impairment losses of $1.8 million on nine held for sale hotels and one hotel subsequently sold, and recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.4 million on two hotels that were reclassified into held for use. During the three months ended June 30, 2012 impairment losses of $0.1 million were recorded on eight held for sale hotels offset by $0.1 million of recovery on two held for sale hotels and approximately $6,000 of recovery on one sold hotel.

During the three months ending March 31, 2011, Level 3 inputs were used to determine non-cash impairment losses of approximately $47,000 on four hotels held for sale, $0.2 million on four hotels subsequently sold and $0.2 million on one hotel that was subsequently placed back into held for use. The Company also recorded a recovery of approximately $26,000 of previously recorded impairment loss on one hotel at the time of sale. During the three months ended June 30, 2011 the Company recorded impairment loss of $0.7 million on six hotels held for sale, approximately $29,000 of impairment loss on three sold hotels and approximately $22,000 of recovery on one hotel sold and approximately $86,000 on one hotel subsequently sold.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

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

Income Taxes

The TRS Lessee income tax expense from continuing operations for the three months ended June 30, 2012 and 2011 was $0.4 million and $0.1 million, respectively. The TRS Lessee income tax benefit from continuing operations for the six months ended June 30, 2012 and 2011 was approximately $0.1 million and $0.5 million, respectively. The TRS Lessee has estimated its income tax expense/benefit using a combined federal and state rate of 38%. As of June 30, 2012, TRS had a deferred tax asset of $6.2 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will begin to expire in 2022. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

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

Noncontrolling Interest in Redeemable Preferred Units

At June 30, 2012, 11,424 of SLP’s preferred operating partnership units (“Preferred OP Units”) remained outstanding. The redemption value for the Preferred OP Units is $0.1 million at June 30, 2012. The Preferred OP Units are convertible by the holders

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

into Common operating units (“Common OP Units”) on a one-for-one basis or, pursuant to an extension agreement by the holders with SLP, may be redeemed for cash at the option of the holder at $10 per unit on or after October 24, 2012.

Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. Distributions to holders of Preferred OP Units have priority over distributions to holders of Common OP Units. The Preferred OP Units are carried outside of permanent equity at redemption value.

Noncontrolling Interest Reconciliation of Common and Preferred Units

	Redeemable		Total
	Noncontrolling	Noncontrolling	Noncontrolling
(dollars in thousands)	Interest	Interest	Interest
Balance at March 31, 2012	$114	$126	$240
Partner distribution	(3)	—	(3)
Noncontrolling interest	3	5	8

Balance at June 30, 2012	$114	$131	$245

Equity Reconciliation of Parent and Noncontrolling Interest

(dollars in thousands)	Preferred A Shares Par Value	Preferred C Shares Par Value	Common Stock Warrants	Common Shares Par Value	Additional Paid-in Capital	Distribution in Excess Accumulated Earnings	Net Shareholders Equity	Noncontrolling Interest in Consolidated Partnerships	Total Equity

Balance at March 31, 2012	$8	$30	$252	$231	$134,766	$(90,020)	$45,267	$126	$45,393

Stock-based compensation	—	—	—	—	10	—	10	—	10
Preferred stock offering	—	—	—	—	(14)	—	(14)	—	(14)
Preferred dividends	—	—	—	—	—	(837)	(837)	—	(837)
Net income	—	—	—	—	—	2,432	2,432	5	2,437

Balance at June 30, 2012	$8	$30	$252	$231	$134,762	$(88,425)	$46,858	$131	$46,989

Series B Redeemable Preferred Stock

At June 30, 2012 there were 332,500 shares of 10.0% Series B preferred stock outstanding. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

The Series B preferred stock will, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, rank: (a) senior to the Company’s common stock, (b) senior to all classes or series of preferred stock issued by the Company and ranking junior to the Series B preferred stock with respect to dividend rights or rights upon the Company’s liquidation, dissolution or winding up, (c) on a parity with the Company’s Series A preferred stock and Series C convertible preferred stock and with all classes or series of preferred stock issued by the Company and ranking on a parity with the Series B preferred stock with respect to dividend rights or rights upon the Company’s liquidation, dissolution or winding up and (d) junior to all of the Company’s existing and future indebtedness.

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

The Series B preferred stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock). The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At June 30, 2012, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Series A Preferred Stock

On December 30, 2005, the Company offered and sold 1,521,258 shares of 8% Series A preferred stock. At June 30, 2012, 803,270 shares of Series A preferred stock remained outstanding. Dividends on the Series A preferred stock are cumulative and payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share.

Series C Convertible Preferred Stock

The Company entered into a Purchase Agreement dated November 16, 2011 for the issuance and sale of Supertel’s Series C convertible preferred stock and warrants under a private transaction to Real Estate Strategies, L.P. (“RES”). On January 31, 2012 at a special meeting, the shareholders of Supertel, by the requisite vote, approved the issuance and sale of up to 3,000,000 shares of the Series C convertible preferred stock of Supertel, up to 30,000,000 shares of common stock of Supertel which may be issued upon conversion of the Series C convertible preferred stock, and warrants to purchase up to an additional 30,000,000 shares of common stock, to RES pursuant to the Purchase Agreement. In two closings on February 1, 2012 and February 15, 2012, the Company completed the sale to RES of 3,000,000 shares of Series C convertible preferred stock and warrants to purchase 30,000,000 shares of common stock at an exercise price of $1.20 per common share.

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

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

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

Equity Distribution Agreements

On March 26, 2010, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC. Pursuant to the SEDA, YA Global agreed to purchase up to $10.0 million (the “Commitment Amount”) of newly issued Company common stock, par value $0.01 per share if notified to do so by the Company in accordance with the terms and conditions of the SEDA. The Common Stock is sold pursuant to the Company’s registration statement on Form S-3 (333-147310). No shares were sold under this agreement during the three and six months ended June 30, 2011 and June 30, 2012. This agreement terminated as of April 1, 2012 by its terms.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

On March 29, 2011, the Company entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which the Company may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to the Company’s registration statement on Form S-3 (333-170756). During the six months ended June 30, 2012, no shares were sold under this agreement. During the six months ended June 30, 2011, the Company sold through JMP, as its agent, an aggregate of 26,725 shares of common stock pursuant to ordinary brokers’ transactions on the Nasdaq Global Market. Gross proceeds were $43,685, commissions to agent were $2,184 and net proceeds to the Company (before expenses) were $41,501.

Commitments and Contingencies

The Company entered into a Purchase Agreement dated November 16, 2011 for the issuance and sale of Supertel’s Series C convertible preferred stock and warrants under a private transaction with RES. In the Purchase Agreement, the Company agreed that $20 million of the proceeds would be used to pursue hospitality acquisitions which are consistent with the investment strategy of the Company’s Board of Directors, as well as an additional $5 million to be used to pursue hospitality acquisitions within a reasonable period thereafter. On May 25, 2012, the Company acquired a 100 room Hilton Garden Inn in Solomons Island, Maryland for $11.5 million. The purchase was funded with capital from the sale of the Series C convertible preferred stock. The Company currently has similar assets under review and anticipates that the funds will be fully deployed within the next six months.

In connection with the issuance and sale of the Series C convertible preferred stock and warrants pursuant to the Purchase Agreement with RES, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) dated February 1, 2012 with RES and IRSA. The Registration Rights Agreement requires the Company to register for resale by the holders of the common stock issued upon conversion of the Series C convertible preferred stock and upon exercise of the warrants, and the warrants and the Series C convertible preferred stock. The Company is generally required to maintain the effectiveness of the registration statement for the resale of the securities except for the securities sold under the registration statement or with respect to any securities that may be sold without registration under Rule 144 of the Securities Act of 1933, as amended. If the Company fails to file the registration agreement or maintain its effectiveness during the periods required by the Registration Rights Agreement, then the Company is required to pay the holders a liquidated damage amount, without limitation, in the aggregate amount of $20,000 for each week any such failure continues.

Litigation

Various claims and legal proceedings arise in the ordinary course of business and may be pending against the Company and its properties. Based upon the information available, the Company believes that the resolution of any of these claims and legal proceedings should not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

Subsequent Events

On July 15, 2012, the maturity date of the $1.25 million note with Elkhorn Valley Bank was extended from July 15, 2012 to September 1, 2012.

On July 25, 2012, we sold a Super 8 in Watertown, South Dakota (57 rooms) for approximately $1.55 million. Proceeds were used to pay the mortgage with Elkhorn Valley Bank with the remaining proceeds used to reduce short term borrowings.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Results for the three and six months ended June 30, 2012 are not necessarily indicative of results that may be attained in the future.

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

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of June 30, 2012 we owned 95 hotels in 23 states. Our hotels operate under several national and independent brands.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our significant events for the six months ended June 30, 2012 include:

•	On January 18, 2012, we sold a Super 8 in Fayetteville, Arkansas (83 rooms) for approximately $1.56 million. The proceeds were used primarily to reduce a term loan with Great Western Bank.

•

In two closings on February 1, 2012 and February 15, 2012, we completed the sale to Real Estate Strategies, L.P. of 3,000,000 shares of Series C convertible preferred stock and warrants to purchase 30,000,000 shares of common stock at an exercise price of $1.20 per common share. The Company agreed to use $20 million of net proceeds to pursue hospitality acquisitions which are consistent with the investment strategy of the Company Board of Directors, as well as an additional $5 million to pursue hospitality acquisitions within a reasonable period thereafter.

•

On February 2, 2012, we paid $11.8 million on the Great Western Bank revolving line of credit, bringing the balance to zero. The available capacity is expected to be used in part to fund the $20 million obligation for hotel investment. The payment was funded with a portion of the net proceeds from the sale of the Series C convertible preferred stock.

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

•

On April 20, 2012, we sold a Super 8 in El Dorado, Kansas (49 rooms) for approximately $1.625 million. The proceeds were used to pay off the $0.8 million loan with First National Bank of Omaha, with additional funds applied to general corporate purposes.

•

On May 15, 2012, we borrowed $1.25 million from Elkhorn Valley Bank. The note matures on September 1, 2012, bears interest at 5.25% and is secured by the Sale Agreement of the Days Inn hotel located in Fredericksburg, Virginia (North). The borrowings were used to fund operations.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

•

On May 25, 2012, the Company acquired a Hilton Garden Inn in Solomons Island, Maryland (100 rooms) for $11.5 million, excluding closing costs and fees. The purchase was funded with a portion of the net proceeds from the sale of the Series C convertible preferred stock.

•

On May 29, 2012, the Company sold a Super 8 in Sedalia, Missouri (87 rooms) for approximately $1.8 million. Proceeds were used primarily to reduce a term loan with Great Western Bank, with the remaining amount used to reduce the revolving line of credit with Great Western Bank.

•

On June 1, 2012, the Company sold a Super 8 in Wichita, Kansas (119 rooms) for approximately $4.1 million. Proceeds were used primarily to reduce a term loan with Great Western Bank, with the remaining funds applied to general corporate purposes.

•	On June 15, 2012, the Company sold a Masters Inn in Tampa, Florida (127 rooms) for approximately $2.1 million. Proceeds were used to pay down mortgage debt with General Electric Capital Corporation.

On June 29, 2012, the Company received a notice from the NASDAQ Stock Market stating that the minimum bid price of its common stock was below $1.00 per share for 30 consecutive business days, and that the Company was therefore not in compliance with Marketplace Rule 5450(a)(1). The notification letter has no immediate effect on the listing of the Company’s common stock on the NASDAQ Global Market. The Company’s common stock continues to trade on the NASDAQ Global Market under the symbol SPPR.

The notification letter states that we will be afforded 180 calendar days, or until December 26, 2012, to regain compliance with the minimum closing bid requirement. In accordance with Marketplace Rule 5810(c)(3)(a), we can regain compliance if the closing bid price of our common stock meets or exceeds $1.00 per share for at least 10 consecutive business days.

If we do not regain compliance by December 26, 2012, NASDAQ will provide written notification to us that our securities are subject to delisting. In the event we do not regain compliance by December 26, 2012, we may be eligible for an additional 180 calendar day grace period if we meet the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market.

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

As of June 30, 2012, we owned 95 Select service hotels. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Hospitality Management Advisors Inc. (“HMA”), Strand Development Company LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”), Cherry Cove Hospitality Management, LLC (“Cherry Cove”), and HLC Hotels Inc. (“HLC”).

Cherry Cove is the manager of our Hilton Garden Inn in Solomon’s Island, Maryland. HLC is the manager of our six Masters Inn hotels located in Alabama, Florida, Georgia and South Carolina.

HMA manages 24 Company hotels in Arkansas, Louisiana, Tennessee, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s seven economy extended-stay hotels in Georgia and South Carolina as well as 16 additional Company hotels located in Georgia, Delaware, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 41 Company hotels in eight states primarily in the Midwest. Each of the management agreements with HMA, Strand, and Kinseth expire on May 31, 2014. The management agreement with Cherry Cove expires May 24, 2015. These management agreement renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days prior to the end of the initial term or the then current renewal term.

Each of HMA, Strand, Kinseth and Cherry Cove receive a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel income and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

HLC receives management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels. On August 9, 2011, the term of the management agreement with HLC was extended to December 31, 2013.

Overview of Discontinued Operations

The condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 include the results of operations for the 20 hotels classified as held for sale at June 30, 2012, as well as all properties that have been sold during 2012 and 2011 in accordance with FASB ASC 205-20 Presentation of Financial Statements - Discontinued Operations.

The assets held for sale at June 30, 2012 and 2011 are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of June 30, 2012 remain properly classified in accordance with ASC 205-20.

Where the carrying value of an asset held for sale exceeded the estimated fair value, net of selling costs, we reduced the carrying value and recorded an impairment charge. Level 3 inputs were used during the three months ended June 30, 2012. Where the carrying value of an asset held for sale exceeded the estimated fair value, net of selling costs, we reduced the carrying value and recorded an impairment charge. Level 3 inputs were used during the three months ended March 31, 2012 to determine impairment loss of $1.8 million on nine held for sale hotels and one hotel subsequently sold and recovery of previously recorded impairment on two hotels in the amount of $0.4 million that were reclassified into held for use. For the three months ending June 30, 2012 $4.1 million of impairment was recorded on two hotels that were reclassified as held for use. In the three months ending June 30, 2012 the Company recorded impairment loss of $0.1 million on eight hotels held for sale, $0.1 million of recovery on two hotels held for sale and approximately $6,000 on one hotel subsequently sold.

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

General

The discussion that follows is based primarily on the condensed consolidated financial statements of the three and six months ended June 30, 2012 and 2011, and should be read along with the condensed consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s 95 and 103 hotels as of June 30, 2012 and 2011, respectively.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Results of Operations

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011

Operating results are summarized as follows (in thousands):

	Three months ended			Three months ended
	June 30, 2012			June 30, 2011			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$21,562	$4,847	$26,409	$20,433	$6,314	$26,747	$1,129
Hotel and property operations expenses	(15,269)	(4,049)	(19,318)	(14,878)	(5,091)	(19,969)	(391)
Interest expense	(2,057)	(492)	(2,549)	(2,147)	(715)	(2,862)	90
Depreciation and amortization expense	(2,226)	—	(2,226)	(2,313)	(330)	(2,643)	87
General and administrative expenses	(921)	—	(921)	(1,001)	—	(1,001)	80
Acquisition, termination expense	(162)	—	(162)	—	—	—	(162)
Net gain (loss) on dispositions of assets	(4)	4,776	4,772	(8)	362	354	4
Other income	872	—	872	20	—	20	852
Impairment (loss) recovery	(4,096)	13	(4,083)	(4,198)	(615)	(4,813)	102
Income tax (expense) benefit	(353)	(1)	(354)	(97)	152	55	(256)

Net income (loss)	$(2,654)	$5,094	$2,440	$(4,189)	$77	$(4,112)	$1,535

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, increased $1.1 million or 5.5%. Of the variance, $0.4 million was due to the purchase of a Hilton Garden Inn during the second quarter of 2012, with the remainder of the increase primarily due to the increase in average daily rate (“ADR”) for the same store portfolio. We refer to our entire portfolio as select service hotels which we further describe as upscale hotels, upper midscale hotels, midscale hotels, economy hotels and extended stay hotels. The same store portfolio used for comparison of the second quarter of 2012 over the same period of 2011 consists of the 74 hotels in continuing operations that were owned by the Company as of April 1, 2011. Compared to the year ago period, ADR for the entire 74 same store hotel portfolio increased 3.1% to $52.54 and revenue per available room (“RevPAR”) increased 3.9% to $35.69. The occupancy for all same store hotels for the three months ended June 30, 2012 increased 0.7% from that of the year ago period. Our 21 upper midscale hotels reflected an ADR increase of 2.5% to $72.99, an increase in occupancy of 2.4%, and a RevPAR increase of 4.9% to $51.95. Our six same store midscale hotels reflected an ADR increase of 2.0% to $64.83, an increase in occupancy of 18.9% and a RevPAR increase of 21.3% to $36.68 for the second quarter of 2012 over the same period of 2011. Our 40 same store economy hotels reflected an ADR increase of 2.0% to $50.47, a 0.6% decrease in occupancy and a RevPAR increase of 1.4% to $33.54 for the second quarter of 2012 over the same period of 2011. Occupancy for the seven same store extended stay properties dropped 1.9%, and RevPAR was up 2.0% to $17.72. ADR increased 4.0% to $24.71.

During the second quarter of 2012, hotel and property operations expenses from continuing operations increased $0.4 million. The primary drivers of the increase were increased repairs and maintenance expense and franchise-related costs.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations decreased slightly to $2.1 million for the quarter. Depreciation and amortization expense from continuing operations decreased $0.1 million from the second quarter of 2011 to $2.2 million. The general and administrative expense for the 2012 second quarter decreased $0.1 million compared to the prior period.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Other Income/Expense

The increased income resulted from a change in the fair value of derivative liabilities. The Series C convertible preferred embedded derivative and the common stock warrants, both derivatives, were revalued at June 30, 2012. The fair value of the derivative liabilities decreased by $0.9 million, due primarily to a decrease in the price of the common stock.

Impairment loss

For the second quarter of 2012, we recorded impairment charges of $0.1 million on eight hotels classified as held for sale, and recovery of impairment of approximately $0.1 million on two held for sale hotels as a result of market changes. There was also a negligible amount of impairment recovery on one sold property. There was an impairment charge of $4.1 million taken against two hotels classified as held for use. In the second quarter of 2011, $0.7 million of impairment was taken against six hotels held for sale and three that were subsequently sold. In addition, there was recovery of $0.1 million on two properties at the time of sale. An impairment charge of $4.2 million was taken against four hotels held for use.

Dispositions

In the second quarter of 2012, we recognized a gain of $1.0 million on the sale of a Super 8 in El Dorado, Kansas, a gain of $0.9 million on the sale of a Super 8 in Sedalia, Missouri, and a gain of $2.9 million on the sale of a Super 8 in Wichita, Kansas. In the second quarter of 2011, we recognized a $0.4 million gain on the disposition of assets related to the sale of a Super 8 in Wichita, Kansas.

Income Tax Benefit

The income tax expense from continuing operations is related to the taxable income from our taxable subsidiary, the TRS Lessee. Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax expense is a result of TRS Lessee’s income for the three months ended June 30, 2012. The income tax will vary based on the taxable earnings or loss of the TRS Lessee.

The income tax expense from continuing operations was $0.4 million compared with an expense of $97,000 in the year ago period, due to increased income by the TRS Lessee.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

Operating results are summarized as follows (in thousands):

	2012			2011			Continuing
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Operations Variance
Revenues	$38,243	$9,036	$47,279	$36,703	$11,619	$48,322	$1,540
Hotel and property operations expenses	(28,810)	(7,914)	(36,724)	(28,366)	(10,162)	(38,528)	(444)
Interest expense	(4,173)	(1,054)	(5,227)	(4,482)	(1,482)	(5,964)	309
Depreciation and amortization expense	(4,350)	(46)	(4,396)	(4,559)	(704)	(5,263)	209
General and administrative expenses	(2,014)	—	(2,014)	(2,104)	(50)	(2,154)	90
Acquisition, termination expense	(162)	—	(162)	(1)	—	(1)	(161)
Net gain (loss) on dispositions of assets	(7)	5,270	5,263	(14)	349	335	7
Other income (expense)	(341)	—	(341)	105	—	105	(446)
Impairment loss	(3,714)	(1,803)	(5,517)	(4,392)	(870)	(5,262)	678
Termination cost	—	—	—	(540)	—	(540)	540
Income tax benefit	111	197	308	512	615	1,127	(401)

Net income (loss)	$(5,217)	$3,686	$(1,531)	$(7,138)	$(685)	$(7,823)	$1,921

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenues and Operating Expenses

Revenues from continuing operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, increased $1.5 million or 4.2%, reflecting an increase in ADR for the same store portfolio, in addition to $0.4 million in revenue resulting from the purchase of a Hilton Garden Inn during 2012. The same store portfolio used for comparison of the six months of 2012 over the same period of 2011 consists of the 74 hotels in continuing operations that were owned by the Company as of January 1, 2011. Our 21 upper midscale hotels had increased ADR of 1.8%, an increase in occupancy of 5.3% to 65.9%, and RevPAR of $46.03, up 7.1%. Our six same store midscale hotels reflected an ADR increase of 2.0% to $62.66, an increase in occupancy of 9.1% and a RevPAR increase of 11.3% to $32.27. Our 40 same store economy hotels reflected an ADR increase of 2.3% to $49.25, a 2.8% decrease in occupancy and a RevPAR decrease of 0.6% to $29.48 for the first six months of 2012 over the same period of 2011. Our seven same store extended stay properties reflected an ADR increase of 4.0% to $24.55, a decline in occupancy of 4.1% and a RevPAR decrease of 0.3% to $17.63. During the first six months of 2012 compared to the year ago period, ADR for the entire 74 same store hotel portfolio increased 3.4% to $50.57 and RevPAR increased 2.9% to $31.82. The occupancy for all same store hotels for the six months ended June 30, 2012 decreased 0.5% from that of the year ago period.

During the six months ended June 30, 2012, hotel and property operations expenses from continuing operations increased $0.4 million. The primary drivers of the increase include franchise related expenses, payroll, supplies and insurance expense, partially offset by a property tax credit.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations decreased by $0.3 million for the six months ended June 30, 2012 compared to the year ago period. This is primarily due to the refinancing and reduction of debt. The depreciation and amortization expense from continuing operations decreased $0.2 million for the six months ended June 30, 2012 compared to the year ago period. The general and administrative expense from continuing operations for the same period decreased $0.1 million.

Other Income/Expense

The increased expense resulted from a change in the fair value of derivative liabilities. The Series C convertible preferred embedded derivative and the common stock warrants, both derivatives, were revalued at June 30, 2012. For the six months ending June 30, 2012, the fair value of the derivative liabilities increased by $0.3 million, due primarily to a decrease in the price of the common stock.

Impairment loss

During the six months ending June 30, 2012, we recognized net impairment charges of $1.8 million on ten hotels classified as held for sale. There was a minimal recovery on one property at the time of sale. There was an impairment charge of $4.1 million taken against two hotels classified as held for use. There was a recovery of $0.4 million of previously recorded impairment on two properties subsequently reclassified as held for use. There was an impairment charge of $0.7 million recorded on seven hotels classified as held for sale during the first six months of 2011, in addition to a net $0.1 million taken against properties which were subsequently sold. A charge of $4.4 million was taken against four properties held for use.

Termination cost

Termination cost reflects financial settlement fees directly related to the Company’s termination of Royco Hotels. The one time charge of $0.5 million reflects settlement of the lawsuit filed by Royco Hotels against the Company.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Dispositions

During the six months ended June 30, 2012, the Company sold its interests in six hotels, recognizing gains of approximately $5.3 million on five properties. In the same period of 2011, the Company recognized gains of approximately $0.4 million on the sale of one hotel.

Income Tax Benefit

The income tax benefit from continuing operations is related to the taxable loss from the TRS Lessee. The tax benefit is a result of TRS Lessee’s losses for the six months ended June 30, 2012 and the year ago period. The income tax benefit will vary based on the taxable losses of the TRS Lessee.

The income tax benefit from continuing operations decreased by approximately $0.4 million during the six months ended June 30, 2012 compared to the year ago period, due to a decreased loss by the TRS Lessee for the same period.

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

Our business requires continued access to adequate capital to fund our liquidity needs. In February 2012 the Company issued 3 million shares of Series C convertible preferred stock which provided $28.6 million of net proceeds. The Company agreed to use $20 million to pursue hotel acquisitions, as well as an additional $5 million to pursue hospitality acquisitions within a reasonable period thereafter. In 2011, the Company reviewed its entire portfolio, identified properties considered non-core and developed timetables for disposal of those assets deemed non-core. We focused on improving our liquidity through cash generating asset sales and disposition of assets that are not generating cash at levels consistent with our investment principles. In 2012, our foremost priorities continue to be preserving and generating capital sufficient to fund our liquidity needs. Given the deterioration and uncertainty in the economy and financial markets, management believes that access to conventional sources of capital will be challenging and management has planned accordingly. We are also working to proactively address challenges to our short-term and long-term liquidity position.

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

The Company has significant indebtedness maturing before the end of the year, including a $28.6 million balance on a loan with Greenwich Capital maturing in December 2012. If we are not successful in

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

negotiating the refinancing of this debt or any other maturing debt, or finding alternative sources of financing in a difficult borrowing environment, we will be unable to meet the Company’s near-term liquidity requirements.

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

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The 20 properties held for sale as of June 30, 2012 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

We are actively marketing the 20 properties held for sale, which we anticipate will result in the elimination of an estimated $20.8 million of debt. The marketing process has been affected by challenging economic conditions and we have experienced some decreases in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

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

We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and challenging economic conditions. Historically, extending or refinancing loans has required the payment of certain fees to, and expenses of, the applicable lenders. Any future extensions or refinancing will likely require increased fees due to tightened lending practices. These fees and cash flow restrictions will affect our ability to fund other liquidity uses. In addition, the terms of the extensions or refinancing may include operational and financial covenants significantly more restrictive than our current debt covenants.

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

Sources and Uses of Cash

At June 30, 2012, available cash was $1.2 million and the Company’s available borrowing capacity on the Great Western Bank revolver was $12.5 million. The Company projected that at December 31, 2011 cash flows from operations and the available borrowing capacity from the revolver would be insufficient to meet both short term and long term liquidity requirements. As a consequence, in November 2011 the Company entered into an agreement to sell 3.0 million shares of Series C convertible preferred stock and obtained a $5 million revolving credit facility from Elkhorn Valley Bank to fund the Company until the closing of the Series C convertible preferred stock sale.

Short term outflows include monthly operating expenses, $0.3 million of termination fees to Royco Hotels, payment of dividends on Series A and Series B preferred stock, and Series C convertible preferred stock, and estimated debt service for the remainder of 2012 of $6.9 million, assuming the refinancing of the $28.6 million December 2012 maturity on similar terms. Our long-term liquidity requirements consist primarily of the costs of renovations and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties, and $55.8 million of scheduled debt repayments. On or before December 31, 2012 the Company is required to make a $7 million principal prepayment to General Electric Capital Corporation. This debt is expected to be funded with proceeds on refinancing the 32 hotels secured by Greenwich Capital.

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

We completed a private offering of 3.0 million shares of Series C convertible preferred stock in February 2012. Net proceeds of the offering, less expenses, were approximately $28.6 million. We agreed to use $20 million of the net proceeds to pursue hospitality acquisitions which are consistent with the investment strategy of the Company Board of Directors, as well as an additional $5 million to pursue hospitality acquisitions within a reasonable period thereafter. In May 2012, $11.7 million of the net proceeds were used to acquire a 100 room Hilton Garden Inn in Solomons Island, Maryland. In February, 2012, a portion of the net proceeds were used to pay down the Great Western Bank revolver to $0. We plan to use a portion of the Great Western Bank revolver as a source of funds for the required hospitality acquisitions.

$7.1 million of the net proceeds from the sale of the Series C convertible preferred stock were used in February 2012 to repay the Wells Fargo Note held by the Purchasing Directors and to repay the Elkhorn Line of Credit, from which the Purchasing Directors were released from their personal guaranties. Each of the Purchasing Directors received approximately $13,000 in interest payments on the Wells Fargo Note and an approximate $4,000 fee for their personal guarantee of the Elkhorn Line of Credit.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

In addition, management has identified noncore assets in our portfolio to be liquidated over a one to ten year period. We project that proceeds from anticipated property sales during 2012, net of expenses and debt repayment, of $4.5 million will be available for the Company’s cash needs. We project that our operating cash flow, anticipated excess proceeds from refinancing the Greenwich Capital debt, revolving credit facility and the sources identified above will be sufficient to satisfy all of our liquidity and other capital needs for 2012.

The Company did not declare a common stock dividend for the three months ended June 30, 2012. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy. The Company intends to continue to meet its dividend requirements to retain its REIT status.

Financing

On March 29, 2011, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which we may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to our registration statement on Form S-3 (333-170756). During the six months ended June 30, 2012 no shares were issued.

At June 30, 2012, the Company had long-term debt of $117.6 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.2 years and a weighted average interest rate of 6.4%. The weighted average fixed rate was 6.9%, and the weighted average variable rate was 4.0%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2012 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2012	$20,824	$34,994	$55,818
2013	—	17,263	17,263
2014	—	20,743	20,743
2015	—	14,287	14,287
2016	—	4,856	4,856
Thereafter	—	25,482	25,482

	$20,824	$117,625	$138,449

At June 30, 2012, the Company had $55.8 million of principal due in 2012. Of this amount, $39.9 million of the principal due is associated with either assets held for use or assets held for sale, and matures in 2012 pursuant to the notes and mortgages evidencing such debt. The remaining $15.9 million is associated with assets held for sale and is not contractually due in 2012 unless the related assets are sold. The maturities comprising the $39.9 million consist of:

•	a $28.6 million balance on the loan with Greenwich Capital;

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

•	a $7.0 million principal prepayment required on our credit facilities with General Electric Capital Corporation;

•	a $1.1 million balance on a note payable to General Electric Capital Corporation;

•	a $1.25 million note payable to Elkhorn Valley Bank; and

•	approximately $1.9 million of principal amortization on mortgage loans.

The $28.6 million balance of the loan with Greenwich Capital matures in December 2012. The loan is secured by 32 hotels. The Company is currently in negotiations to finance certain of these hotels. The Company expects that this financing would be sufficient to repay the balance of the loan owed to Greenwich Capital.

On March 29, 2012, our credit facilities with General Electric Capital Corporation were amended to, among other things, require a principal prepayment of $7 million on or before December 31, 2012. This debt is expected to be funded from the proceeds of refinancing certain of our hotels secured by Greenwich Capital.

The $1.1 million note payable to General Electric Capital Corporation is expected to be paid with available funds at the end of 2012.

The maturity date of the $1.25 million note with Elkhorn Valley Bank was extended to September 1, 2012.

The key financial covenants for certain of our loan agreements and compliance calculations as of June 30, 2012 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement). As of June 30, 2012, we were in compliance with the financial covenants. As a result, we are not in default of any of our loans.

(dollars in thousands)

	June 30, 2012	June 30, 2012
Great Western Bank Covenants	Requirement	Calculation
Consolidated debt service coverage ratio calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		(11,185)
Net adjustments per loan agreement		31,523

Adjusted NOI per loan agreement (A)		$20,338

Interest expense per financial statements - continuing operations		8,505
Interest expense per financial statements - discontinued operations		3,159

Total interest expense per financial statements		$11,664
Net adjustments per loan agreement		6,456

Debt service per loan agreement (B)		$18,120

Consolidated debt service coverage ratio		1.12:1

*	Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(dollars in thousands)

	June 30, 2012	June 30, 2012
Great Western Bank Covenants	Requirement	Calculation
Loan-specific debt service coverage ratio calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		(11,185)
Net adjustments per loan agreement		14,915

Adjusted NOI per loan agreement (A)		$3,730

Interest expense per financial statements - continuing operations		8,505
Interest expense per financial statements - discontinued operations		3,159

Total interest expense per financial statements		$11,664
Net adjustments per loan agreement		(8,295)

Debt service per loan agreement (B)		$3,369

Loan-specific debt service coverage ratio		1.11:1

*	Calculations based on prior four quarters

	June 30, 2012	June 30, 2012
Great Western Bank Covenants	Requirement	Calculation
Consolidated leverage ratio calculated as follows:	≤4.25
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements and loan agreement (A)		$167,535

Total assets per financial statements		222,300
Total liabilities per financial statements		167,535

Tangible net worth per loan agreement (B)		$54,765

Consolidated Leverage Ratio:		3.06

The Great Western Bank credit facilities also require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, commencing on December 31, 2012, and that we not pay dividends in excess of 75% of our funds from operations per year. The loan-specific debt service coverage ratio remains at 1.05 to 1, tested quarterly, through December 30, 2012 and increases to 1.20 to 1, tested quarterly, from December 31, 2012 through the maturity of the credit facilities. The credit facilities with Great Western Bank currently consist of a $12.5 million revolving credit facility and term loans in the original principal amount of $14 million, $10 million and $7.5 million. All loans under the credit facilities mature on June 30, 2013. The interest rate on the revolving credit portion of the credit facilities is 5.95% and the interest rate on the term loan portion of the credit facilities is 6.00%.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The credit facilities provide for $12.5 million of availability under the revolving credit facility, subject to the limitation that the loans available to us through the revolving credit facility and term loans may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.05 to 1 from July 1, 2012 through December 30, 2012 and 1.20 to 1 from December 31, 2012 through the maturity of the credit facilities. At June 30, 2012, the credit facilities remained fully available to the Company, and the outstanding balance under the revolving credit facility was $0. The credit facilities require a $500,000 reduction in the availability of the revolving credit facility by September 30, 2012 and an additional $500,000 reduction by December 31, 2012.

(dollars in thousands)

	June 30, 2012	June 30, 2012
GE Covenants	Requirement	Calculation
Loan-specific fixed charge coverage ratio calculated as follows: *	≥0.90:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		(11,185)
Net adjustments per loan agreement		17,173

Adjusted EBITDA per loan agreement (A)		$5,988

Interest expense per financial statements - continuing operations		8,505
Interest expense per financial statements - discontinued operations		3,159

Total interest expense per financial statements		$11,664

Net adjustments per loan agreement		(5,343)
Fixed charges per loan agreement (B)		6,321

Loan-specific fixed charge coverage ratio		0.95:1

*	Calculations based on prior four quarters

	June 30, 2012	June 30, 2012
GE Covenants	Requirement	Calculation
Loan-specific loan to value ratio calculated as follows:	≤100%
Loan balance (A) / Value (B)
Loan balance (A)		$63,419

Value (B)		$66,530

Loan-specific loan to value ratio		95.3%

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	June 30, 2012	June 30, 2012
GE Covenants	Requirement	Calculation
Before dividend consolidated fixed charge coverage ratio calculated as follows: *	≥1.00:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		(11,185)
Net adjustments per loan agreement		26,424

Adjusted EBITDA per loan agreement (A)		$15,239

Interest expense per financial statements - continuing operations		8,505
Interest expense per financial statements - discontinued operations		3,159

Total interest expense per financial statements		$11,664

Net adjustments per loan agreement		3,440
Fixed charges per loan agreement (B)		15,104

Before dividend consolidated fixed charge coverage ratio		1.01:1

*	Calculations based on prior four quarters

	June 30, 2012	June 30, 2012
GE Covenants	Requirement	Calculation
After dividend consolidated fixed charge coverage ratio calculated as follows: *	≥0.80:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		(11,185)
Net adjustments per loan agreement		26,424

Adjusted EBITDA per loan agreement (A)		$15,239

Interest expense per financial statements - continuing operations		8,505
Interest expense per financial statements - discontinued operations		3,159

Total interest expense per financial statements		$11,664

Net adjustments per loan agreement		5,671
Fixed charges per loan agreement (B)		17,335

After dividend consolidated fixed charge coverage ratio		0.88:1

*	Calculations based on prior four quarters

The financial covenants under our credit facilities with General Electric Capital Corporation (“GE”) require that, through the term of the loans, we maintain: (a) a minimum before

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

dividend fixed charge coverage ratio (FCCR) with respect to our GE encumbered properties (based on a rolling 12-month period) of 0.90:1 as of June 30, 2012, which requirement increases quarterly thereafter to 1.30:1 as of December 31, 2015; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 100% as of June 30, 2012, which requirement decreases quarterly thereafter to 60% as of December 31, 2015; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 1.00:1 as of June 30, 2012, which requirement increases quarterly thereafter to 1.30:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.80:1 as of June 30, 2012, which requirement increases quarterly thereafter to 1.00:1 as of December 31, 2013.

The GE FCCR requirements increase for the third and fourth quarter of 2012 as follows: GE loan specific FCCR increases to 0.95:1:00 and 1.00:1.00 at September 30, 2012 and December 31, 2012 respectively: the GE before dividend consolidated FCCR increases to 1.05:1.00 and 1.10:1.00 at September 30, 2012 and December 31, 2012 respectively; the post dividend consolidated FCCR increases to 0.85:1.00 and 0.90:1.00 at September 30, 2012 and December 31, 2012 respectively. The GE loan specific loan to value requirement increases to 80.0% at December 31, 2012.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

A summary of the Company’s long term debt as of June 30, 2012 is as follows (in thousands):

	Balance	Interest Rate	Maturity
Fixed Rate Debt

Lender
Elkhorn Valley Bank	$1,250	5.25%	9/2012
GE Capital Corporation	1,088	5.00%	12/2012
Greenwich Capital Financial Products	28,581	7.50%	12/2012
Great Western Bank	19,100	6.00%	6/2013
Elkhorn Valley Bank	910	5.75%	9/2013
GE Capital Corporation	19,284	7.17%	12/2014
GE Capital Corporation	10,077	7.69%	12/2014
Citigroup Global Markets Realty Corp	12,851	5.97%	11/2015
Elkhorn Valley Bank	2,992	6.25%	6/2016
GE Capital Corporation	12,472	7.17%	2/2017
Wachovia Bank	8,258	7.38%	3/2020

Total Fixed Rate Debt	$116,863

Variable Rate Debt

Lender
GE Capital Corporation	19,271	3.97%	2/2018
GE Capital Corporation	2,315	4.54%	2/2018

Total Variable Rate Debt	$21,586

Subtotal debt	138,449

Less: debt associated with hotel properties held for sale	20,824

Total Long-Term Debt	$117,625

On January 18, 2012, the Company sold a Super 8 in Fayetteville, Arkansas (83 rooms) for approximately $1.56 million. The proceeds were used primarily to reduce a term loan with Great Western Bank.

In two closings on February 1, 2012 and February 15, 2012, the Company completed the sale to Real Estate Strategies, L.P. of 3,000,000 shares of Series C convertible preferred stock and warrants to purchase 30,000,000 shares of common stock at an exercise price of $1.20 per common share. The Company agreed to use $20 million of net proceeds to pursue hospitality acquisitions which are consistent with the investment strategy of the Company Board of Directors, as well as an additional $5 million to pursue hotel acquisitions within a reasonable period thereafter.

On February 2, 2012, the Company paid $11.8 million on the Great Western Bank revolving line of credit, bringing the balance to zero. A portion of the available capacity is expected to be used in part to fund the $20 million obligation for hotel investment. The payment was funded with a portion of the net proceeds from the Series C convertible preferred stock.

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

On April 20, 2012, the Company sold a Super 8 in El Dorado, Kansas (49 rooms) for approximately $1.625 million. The proceeds were used to pay off the $0.8 million loan with First National Bank of Omaha, with additional funds applied to general corporate purposes.

On May 15, 2012, the Company borrowed $1.25 million from Elkhorn Valley Bank. The note matures on September 1, 2012, bears interest at 5.25% and is secured by the Sale Agreement of the Days Inn hotel located in Fredericksburg, Virginia (North). The borrowings were used to fund operations.

On May 25, 2012, the Company acquired a Hilton Garden Inn in Solomons Island, Maryland (100 rooms) for $11.5 million, excluding closing cost and fees. The purchase was funded with a portion of the net proceeds from the sale of the Series C convertible preferred stock.

On May 29, 2012, the Company sold a Super 8 in Sedalia, Missouri (87 rooms) for approximately $1.8 million. Proceeds were used primarily to reduce a term loan with Great Western Bank, with the remaining amount used to reduce the revolving line of credit with Great Western Bank.

On June 1, 2012, the Company sold a Super 8 in Wichita, Kansas (119 rooms) for approximately $4.1 million. Proceeds were used primarily to reduce a term loan with Great Western Bank, with the remaining funds applied to general corporate purposes.

On June 15, 2012, the Company sold a Masters Inn in Tampa, Florida (127 rooms) for approximately $2.1 million. Proceeds were used to pay down mortgage debt with General Electric Capital Corporation.

Redemption of Noncontrolling Preferred Operating Partnership Units

At June 30, 2012, Supertel Limited Partnership had 11,424 preferred operating units (“Preferred OP Units”) outstanding. The redemption value for the Preferred OP Units is $0.1 million for June 30, 2012. The Preferred OP Units are convertible by the holders into Common operating units (“Common OP Units”) on a one-for-one basis or, pursuant to an extension agreement by the holders with SLP, may be redeemed for cash at the option of the holder at $10 per unit on or after October 24, 2012.

There were no Preferred OP Units redeemed during the three or six months ending June 30, 2012.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Capital Commitments

Below is a summary of certain obligations that will require capital (dollars in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$135,618	$38,764	$46,764	$23,360	$26,730
Land leases	5,704	119	481	470	4,634
Other	354	214	140	—	—

Total contractual obligations	$141,676	$39,097	$47,385	$23,830	$31,364

The column titled Less than 1 Year represents payments due for the balance of 2012. Long-term debt includes debt on properties classified in continuing operations. The debt related to properties held for sale (and expected to be sold in the next 12 months, with the respective debt paid) of $20.8 million is not included in the table above.

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less. The land leases reflected in the table above represent continuing operations. In addition, the Company has two land leases associated with properties in discontinued operations. These two properties are expected to be sold in the next 12 months. The annual lease payments of $105,400 are not included in the table above. The Company also has management agreements with HMA, Strand, Kinseth, HLC Hotels, and Cherry Cove providing for the management and operation of the hotels.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are utilized to determine the value of certain liabilities, to perform impairment assessments, and for disclosure purposes. In February 2012 the Company issued financial instruments with features that were determined to be derivative liabilities, and as a result must be measured at fair value on a recurring basis under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820-10 Fair Value Measurements and Disclosures – Overall. In addition we apply the fair value provisions of ASC 820-10-35 Fair Value Measurements and Disclosures – Overall – Subsequent Measurement, for our nonfinancial assets which include our held for sale and impaired held for use hotels, and the disclosure of the fair value of our debt.

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

Level 3 non-financial asset valuations use unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data. Financial asset and liability valuation inputs include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the liability; this includes pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Non financial assets

During the three months ending March 31, 2012, Level 3 inputs were used to determine non-cash impairment losses of $1.8 million on nine held for sale hotels and one hotel subsequently sold and recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.4 million on two hotels that were reclassified into held for use. During the three months ended June 30, 2012 impairment losses of approximately $0.1 million were recorded on eight held for sale hotels offset by approximately $0.1 million of recovery on two held for sale hotel and approximately $6,000 of recovery on one sold hotel. In addition $4.1 million of impairment loss was recorded on two hotels classified as held for use.

During the three months ending March 31, 2011, Level 3 inputs were used to determine non-cash impairment losses of approximately $47,000 on four hotels held for sale, $0.2 million on four hotels subsequently sold and $0.2 million on one hotel that was subsequently placed back into held for use. The Company also recorded a recovery of approximately $26,000 of previously recorded impairment loss on one hotel at the time of sale. During the three months ended June 30, 2011 the Company recorded impairment loss of $0.7 million on six hotels held for sale, approximately $29,000 of impairment loss on three sold hotels and approximately $22,000 of recovery on one hotel sold and approximately $86,000 on one hotel subsequently sold. In addition impairment of $1.4 million was recorded on three hotels that were reclassified from held for sale into held for use and $2.8 million on one hotel classified as held for use.

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

Financial instruments

As of June 30, 2012, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis (in thousands):

Description	Fair Value at June 30, 2012	Level 1	Level 2	Level 3

Series C preferred embedded derivative	$7,701	$—	$—	$7,701
Warrant derivative	8,334	—	—	8,334

	$16,035	$—	$—	$16,035

Description	Fair Value at December 31, 2011	Level 1	Level 2	Level 3

Series C preferred embedded derivative	$—	$—	$—	$—
Warrant derivative	—	—	—	—

	$—	$—	$—	$—

There were no transfers between levels during the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair market value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations during the periods. There were no level 3 assets or liabilities measured on a recurring basis during the three or six month periods ended June 30, 2011.

(dollars in thousands)
	Fair Value at 12/31/2011	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value at 6/30/2012	Changes in Realized Gains (Losses) Included in Income on Instruments Held at 6/30/2012	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at 6/30/2012
Series C preferred embedded derivative	$—	$(626)	$7,075	$—	$—	$7,701	$—	$(626)
Warrant derivative	—	280	8,614	—	—	8,334	—	280

	$—	$(346)	$15,689	$—	$—	$16,035	$—	$(346)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(dollars in thousands)
	Fair Value at 3/31/2012	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value at 6/30/2012	Changes in Realized Gains (Losses) Included in Income on Instruments Held at 6/30/2012	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at 6/30/2012
Series C preferred embedded derivative	$8,009	$308	$—	$—	$—	$7,701	$—	$308
Warrant derivative	8,893	559	—	—	—	8,334	—	559

	$16,902	$867	$—	$—	$—	$16,035	$—	$867

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The carrying value and estimated fair value of the Company’s debt as of June 30, 2012 and December 31, 2011 are presented in the table below (in thousands):

	Carrying Value		Estimated Fair Value
	6/30/2012	12/31/2011	6/30/2012	12/31/2011

Continuing operations	$117,625	$130,672	$119,760	$132,665
Discontinued operations	20,824	35,173	21,377	35,781

Total	$138,449	$165,845	$141,137	$168,446

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

Key Performance Indicators

Earnings Before Interest, Taxes, Depreciation, Amortization, Noncontrolling Interest and Preferred Stock Dividends

The Company’s EBITDA for the three and six months ended June 30, 2012 was $6.7 million and $6.3 million, respectively, representing an increase of $5.7 million and $4.7 million from EBITDA reported for the three and six months ended June 30, 2011, respectively. Adjusted EBITDA for the three and six months ended June 30, 2012 was $6.2 million and $8.5 million, respectively.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA
Net income (loss) attributable to common shareholders	$1,595	$(4,478)	$(3,027)	$(8,546)
Interest, including discontinued operations	2,549	2,862	5,227	5,964
Income tax benefit, including discontinued operations	354	(55)	(308)	(1,127)
Depreciation and amortization, including discontinued operations	2,226	2,643	4,396	5,263

EBITDA	6,724	972	6,288	1,554
Noncontrolling interest	8	(3)	2	(14)
Net gain on disposition of assets	(4,772)	(354)	(5,263)	(335)
Impairment	4,083	4,813	5,517	5,262
Preferred stock dividends	837	369	1,494	737
Unrealized (gain) loss on derivatives	(867)	—	346	—
Acquisition expense	162	—	162	1

Adjusted EBITDA	$6,175	$5,797	$8,546	$7,205

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate EBITDA and Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though EBITDA and Adjusted EBITDA also do not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we add back noncontrolling interest, net (gain) loss on disposition of assets, preferred stock dividends and acquisition expenses which are cash charges. We also add back impairment and unrealized gain or loss on derivatives, which are non-cash charges.

EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined by GAAP and should not be considered as alternatives to net income, cash flow from operations or any other operating performance measure prescribed by GAAP. EBITDA and Adjusted EBITDA are not measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make cash distributions. Neither do the measurements reflect cash expenditures for long-term assets and other items that have been and will be incurred. EBITDA and Adjusted EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of our operating performance. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

Funds from Operations

The Company’s funds from operations (“FFO”) for the three and six months ended June 30, 2012 was $3.1 million, and $1.6 million, respectively, representing an increase of $0.5 million and a decrease of approximately $0.02 million from FFO as reported for the three and six months ended June 30, 2011, respectively. The Company’s Adjusted FFO for the three and six months ended June 30, 2012 was $2.4 million and $2.1 million, respectively. Diluted FFO per share and diluted Adjusted FFO per share are computed after adjusting the numerator and denominator of the basic computation for the effects of any dilutive potential common shares outstanding during the period. Up to 30,000,000 shares of common stock may be issued upon conversion of the Series C convertible preferred stock, and adjustments are made for these shares in the computation of diluted FFO per share and diluted Adjusted FFO per share. The Company’s outstanding warrants to purchase common stock and stock options would be antidilutive and are not included in the dilution computation.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

FFO and Adjusted FFO are reconciled to net income (loss) as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
RECONCILIATION OF NET INCOME (LOSS) TO FFO
Net income (loss) attributable to common shareholders	$1,595	$(4,478)	$(3,027)	$(8,546)
Depreciation and amortization	2,226	2,643	4,396	5,263
Net gain on disposition of assets	(4,772)	(354)	(5,263)	(335)
Impairment	4,083	4,813	5,517	5,262

FFO available to common shareholders	$3,132	$2,624	$1,623	$1,644
Unrealized (gain) loss on derivatives	(867)	—	346	—
Acquisition expense	162	—	162	1

Adjusted FFO	$2,427	$2,624	$2,131	$1,645

FFO available to common shareholders	$3,132	$2,624	$1,623	$1,644
Dividends paid on Series C convertible preferred stock	469	—	758	—

FFO for FFO per share - diluted	$3,601	$2,624	$2,381	$1,644

Adjusted FFO available to common shareholders	$2,427	$2,624	$2,131	$1,645
Dividends paid on Series C convertible preferred stock	469	—	758	—

Adjusted FFO for Adjusted FFO per share - diluted	$2,896	$2,624	$2,889	$1,645

Weighted average number of shares outstanding for:
calculation of FFO per share - basic	23,075	22,964	23,073	22,941

calculation of FFO per share - diluted	53,075	22,964	47,271	22,941

FFO per share - basic	$0.14	$0.11	$0.07	$0.07

Adjusted FFO per share - basic	$0.11	$0.11	$0.09	$0.07

FFO per share - diluted	$0.07	$0.11	$0.05	$0.07

Adjusted FFO per share - diluted	$0.05	$0.11	$0.06	$0.07

FFO and Adjusted FFO (“AFFO”) are non-GAAP financial measures. We consider FFO and AFFO to be market accepted measures of an equity REIT’s operating performance, which are necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with GAAP, excluding gains (or losses) from sales of real estate assets, plus depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition. AFFO is FFO adjusted to include gain or exclude losses on derivative liabilities, which is a non-cash charge against income and which does not represent results from our core operations. AFFO also adds back acquisition costs. FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO and AFFO should not be considered as alternatives to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

We use FFO and AFFO as performance measures to facilitate a periodic evaluation of our operating results relative to those of our peers. We consider FFO and AFFO to be useful additional measures of performance for an equity REIT because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assume that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO and AFFO provide a meaningful indication of our performance.

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

NOI is a non-GAAP measure, and is not necessarily indicative of available earnings and should not be considered an alternative to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes. NOI is reconciled to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Earnings Before Net Loss on Dispositions of Assets, Other Income, Interest Expense, and Income Taxes	$2,984	$2,241	$2,907	$1,133
Add back:
Termination Cost/Acquisition, Termination expense	162	—	162	541
General And Administrative	921	1,001	2,014	2,104
Depreciation and Amortization	2,226	2,313	4,350	4,559
Hotel Operating Revenue - discontinued	4,847	6,314	9,036	11,619
Hotel Operating Expenses - discontinued	(4,049)	(5,091)	(7,914)	(10,162)
Other Expenses *	2,646	3,008	5,158	5,716

NOI	$9,737	$9,786	$15,713	$15,510

*	Other Expenses include both continuing and discontinued operations for Management Fees, Bonus Wages, Insurance, Real Estate and Personal property taxes, and miscellaneous expenses.

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

POI from continuing operations is reconciled to net loss as follows (dollars in thousands):

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
RECONCILIATION OF NET LOSS FROM CONTINUING OPERATIONS TO POI FROM CONTINUING OPERATIONS
Net loss from continuing operations	$(2,654)	$(4,189)	$(5,217)	$(7,138)
Depreciation and amortization	2,226	2,313	4,350	4,559
Net loss on disposition of assets	4	8	7	14
Other (income) expense	(872)	(20)	341	(105)
Interest expense	2,057	2,147	4,173	4,482
General and administrative expense	921	1,001	2,014	2,104
Acquisition, termination expense	162	—	162	1
Termination cost	—	—	—	540
Income tax (benefit) expense	353	97	(111)	(512)
Impairment expense	4,096	4,198	3,714	4,392

POI - continuing operations	$6,293	$5,555	$9,433	$8,337

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

POI from discontinued operations is reconciled to gain (loss) from discontinued operations, net of tax, as follows (dollars in thousands):

Reconciliation of gain (loss) from discontinued operations to POI - discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Gain (loss) from discontinued operations	$5,094	$77	$3,686	$(685)
Depreciation and amortization from discontinued operations	—	330	46	704
Net gain on disposition of assets from discontinued operations	(4,776)	(362)	(5,270)	(349)
Interest expense from discontinued operations	492	715	1,054	1,482
General and administrative expense from discontinued operations	—	—	—	50
Impairment losses from discontinued operations	(13)	615	1,803	870
Income tax benefit from discontinued operations	1	(152)	(197)	(615)

POI - discontinued operations	$798	$1,223	$1,122	$1,457

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy, by region, for the three months ended June 30, 2012 and 2011, respectively. The comparisons of same store operations are for 74 hotels owned as of April 1, 2011. Same store calculations exclude 20 properties which are held for sale, and one property which was acquired during the second quarter of 2012 and therefore was not owned by the Company throughout each of the periods presented.

		Three months ended June 30, 2012				Three months ended June 30, 2011
Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$40.06	77.8%	$51.47	214	$35.03	69.2%	$50.60
West North Central	1,559	36.13	69.9%	51.65	1,559	33.71	67.4%	50.04
East North Central	978	37.78	61.1%	61.88	978	37.78	61.4%	61.51
Middle Atlantic	142	51.10	82.0%	62.33	142	47.62	79.9%	59.63
South Atlantic	2,525	32.66	69.4%	47.05	2,525	31.66	69.7%	45.43
East South Central	563	46.03	68.2%	67.52	563	41.20	61.9%	66.52
West South Central	373	24.31	55.4%	43.89	373	30.26	69.4%	43.57

Total Same Store	6,354	$35.69	67.9%	$52.54	6,354	$34.34	67.4%	$50.98

South Atlantic Acquisitions	100	$93.04	73.8%	$126.05	—	$—	0.0%	$—

Total Acquisitions	100	$93.04	73.8%	$126.05	—	$—	0.0%	$—

Total	6,454	$36.05	68.0%	$53.05	6,354	$34.34	67.4%	$50.98

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended June 30, 2012 and 2011, were as follows:

		Three months ended June 30, 2012				Three months ended June 30, 2011
Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Select Service
Upper Midscale
Comfort Inn/ Comfort Suites	1,414	$50.31	69.7%	$72.15	1,414	$48.00	68.2%	$70.39
Other Upper Midscale (1)	197	63.71	81.6%	78.10	197	60.29	78.9%	76.43

Total Upper Midscale	1,611	$51.95	71.2%	$72.99	1,611	$49.51	69.5%	$71.23

Midscale
Sleep Inn	153	41.14	58.1%	70.75	153	36.57	54.2%	67.50
Quality Inn	122	37.09	52.4%	70.83	122	27.46	42.3%	64.88
Other Midscale (2)	138	31.41	58.6%	53.65	138	25.69	45.0%	57.09

Total Midscale	413	$36.68	56.6%	$64.83	413	$30.24	47.6%	$63.53

Economy
Days Inn	1,026	31.34	61.4%	51.08	1,026	33.18	66.9%	49.57
Super 8	2,062	33.55	69.0%	48.62	2,062	32.64	67.8%	48.17
Other Economy (3)	144	48.84	65.8%	74.28	144	38.40	53.4%	71.91

Total Economy	3,232	$33.54	66.5%	$50.47	3,232	$33.07	66.9%	$49.46

Total Upper Midscale/Midscale/Economy	5,256	$39.45	67.1%	$58.77	5,256	$37.89	66.2%	$57.27

Economy Extended Stay (4)	1,098	$17.72	71.7%	$24.71	1,098	$17.37	73.1%	$23.75

Total Same Store	6,354	$35.69	67.9%	$52.54	6,354	$34.34	67.4%	$50.98

Upscale Acquisitions
Hilton Garden Inn	100	$93.04	73.8%	$126.05	—	$—	0.0%	$—

Total Upscale Acquisitions	100	$93.04	73.8%	$126.05	—	$—	0.0%	$—

Total Continuing Operations	6,454	$36.05	68.0%	$53.05	6,354	$34.34	67.4%	$50.98

1	Includes Hampton and Holiday Inn Express brands
2	Includes Baymont Inn and Ramada Limited
3	Includes Guesthouse and Independent brands
4	Includes Savannah Suites

During the reporting periods above, no properties were moved from the same store portfolio and reclassified as held for sale, and no properties which were included in discontinued operations (held for sale) were reclassified as held for use.

The following table presents our RevPAR, ADR and Occupancy, by region, for the six months ended June 30, 2012 and 2011, respectively. The comparisons of same store operations (excluding Held For Sale hotels) are for 74 hotels owned as of January 1, 2011. Same store calculations exclude 20 properties which are held for sale, and one property which was acquired during the second quarter of 2012 and therefore was not owned by the Company throughout each of the periods presented.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

		Six months ended June 30, 2012				Six months ended June 30, 2011
Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$32.78	65.8%	$49.79	214	$29.22	60.8%	$48.06
West North Central	1,559	30.64	60.9%	50.27	1,559	29.61	61.2%	48.37
East North Central	978	33.39	55.6%	60.01	978	33.16	55.5%	59.76
Middle Atlantic	142	42.86	71.9%	59.62	142	39.62	69.9%	56.71
South Atlantic	2,525	30.57	67.9%	45.03	2,525	29.48	68.3%	43.19
East South Central	563	39.67	60.1%	65.99	563	36.59	55.8%	65.61
West South Central	373	24.19	55.6%	43.55	373	29.36	67.5%	43.47

Total Same Store	6,354	$31.82	62.9%	$50.57	6,354	$30.92	63.2%	$48.92

South Atlantic Acquisitions	100	$93.04	73.8%	$126.05	—	$—	0.0%	$—

Total Acquisitions	100	$93.04	73.8%	$126.05	—	$—	0.0%	$—

Total	6,454	$32.01	63.0%	$50.85	6,354	$30.92	63.2%	$48.92

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Delaware, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the six months ended June 30, 2012 and 2011, were as follows:

		Six months ended June 30, 2012				Six months ended June 30, 2011
	Room				Room
Brand	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Select Service
Upper Midscale
Comfort Inn/ Comfort Suites	1,414	$44.43	64.7%	$68.63	1,414	$41.41	61.4%	$67.50
Other Upper Midscale (1)	197	57.49	74.2%	77.45	197	54.27	71.8%	75.56

Total Upper Midscale	1,611	$46.03	65.9%	$69.85	1,611	$42.99	62.6%	$68.63

Midscale
Sleep Inn	153	35.30	53.0%	66.63	153	33.76	53.6%	62.97
Quality Inn	122	27.94	41.4%	67.51	122	22.70	36.8%	61.63
Other Midscale (2)	138	32.74	58.8%	55.71	138	29.29	49.3%	59.45

Total Midscale	413	$32.27	51.5%	$62.66	413	$29.00	47.2%	$61.43

Economy
Days Inn	1,026	28.45	58.6%	48.58	1,026	30.20	62.7%	48.20
Super 8	2,062	28.55	60.1%	47.51	2,062	28.44	61.1%	46.52
Other Economy (3)	144	50.15	65.8%	76.19	144	42.98	59.8%	71.87

Total Economy	3,232	$29.48	59.9%	$49.25	3,232	$29.65	61.6%	$48.16

Total Upper Midscale/Midscale/Economy	5,256	$34.79	61.1%	$56.97	5,256	$33.69	60.8%	$55.44

Economy Extended Stay (4)	1,098	$17.63	71.8%	$24.55	1,098	$17.69	74.9%	$23.61

Total Same Store	6,354	$31.82	62.9%	$50.57	6,354	$30.92	63.2%	$48.92

Upscale Acquisitions
Hilton Garden Inn	100	$93.04	73.8%	$126.05	—	$—	0.0%	$—

Total Upscale	100	$93.04	73.8%	$126.05	—	$—	0.0%	$—

Total Continuing Operations	6,454	$32.01	63.0%	$50.85	6,354	$30.92	63.2%	$48.92

1	Includes Hampton and Holiday Inn Express brands
2	Includes Baymont Inn and Ramada Limited
3	Includes Guesthouse and Independent Brands
4	Includes Savannah Suites

During the reporting periods above, no properties were moved from the same store portfolio and reclassified as held for sale, and no properties which were included in discontinued operations (held for sale) were reclassified as held for use.

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

Part II. OTHER INFORMATION:

Item 1A. Risk Factors

The following risk factor is in addition to the Company’s risk factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2011.

We are currently not in compliance with, and may be unable to regain or maintain compliance with, NASDAQ’s continued listing requirements.

On June 29, 2012, we received a notice from the NASDAQ Stock Market stating that we no longer meet the NASDAQ’s continued listing requirement because our common stock traded below $1.00 per share for 30 consecutive business days. The notification letter has no effect at this time on the listing of our common stock on The NASDAQ Global Market. We can regain compliance if the closing bid price of our common stock meets or exceeds $1.00 per share for at least 10 consecutive business days. If we do not regain compliance by December 26, 2012, NASDAQ will provide written notification to us that our securities are subject to delisting. In the event we do not regain compliance by December 26, 2012, we may be eligible for an additional 180 calendar day grace period if we meet the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market. There is no assurance we will regain and maintain compliance with the NASDAQ continued listing standards. The delisting of our common stock from trading on NASDAQ could have a significant negative effect on the market for, and liquidity and value of, our common stock.

Part II. OTHER INFORMATION, CONTINUED:

Item 6. Exhibits

Exhibit No.	Description

3.1	The Company’s Second Amended and Restated Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 22, 2012).

10.1	Amendment to Supertel 2006 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2012).

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements

Supertel Hospitality, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Kelly A. Walters
Kelly A. Walters
President and Chief Executive Officer

Dated this 10th day of August, 2012

By:	/s/ Corrine L. Scarpello
Corrine L. Scarpello
Chief Financial Officer and Secretary

Dated this 10th day of August, 2012

Supertel Hospitality, Inc., and Subsidiaries

Exhibits

Exhibit No.	Description

3.1	The Company’s Second Amended and Restated Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 22, 2012).

10.1	Amendment to Supertel 2006 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2012).

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements