Form 10-Q
period 2012-09-30
SUPERTEL HOSPITALITY INC
filed 2012-11-14
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2012

or

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

As of October 31, 2012 there were 23,137,202 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share data)

	As of
	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments in hotel properties	$258,251	$249,763
Less accumulated depreciation	78,306	75,074

	179,945	174,689

Cash and cash equivalents	656	279
Accounts receivable, net of allowance for doubtful accounts of $195 and $194	2,718	1,891
Prepaid expenses and other assets	10,650	8,917
Deferred financing costs, net	597	850
Investment in hotel properties, held for sale, net	22,767	34,546

	$217,333	$221,172

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$12,393	$10,704
Derivative liabilities, at fair value	17,267	—
Debt related to hotel properties held for sale	22,285	37,904
Long-term debt	113,715	127,941

	165,660	176,549

Redeemable noncontrolling interest in consolidated partnership, at redemption value	114	114

Redeemable preferred stock 10% Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662
EQUITY
Shareholders’ equity
Preferred stock, 40,000,000 shares authorized; 8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000 shares outstanding, liquidation preference of $30,000	30	—
Common stock, $.01 par value, 200,000,000 shares authorized; 23,137,202 and 23,070,387 shares outstanding	231	231
Common stock warrants	252	252
Additional paid-in capital	134,776	121,619
Distributions in excess of retained earnings	(91,527)	(85,398)

Total shareholders’ equity	43,770	36,712
Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $102 and $64	127	135

Total equity	43,897	36,847

COMMITMENTS AND CONTINGENCIES
	$217,333	$221,172

See accompanying notes to condensed consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited—dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Room rentals and other hotel services	$22,192	$21,199	$59,545	$57,089

EXPENSES
Hotel and property operations	16,132	15,475	44,200	43,108
Depreciation and amortization	2,223	2,139	6,473	6,582
General and administrative	943	906	2,957	3,010
Acquisition, termination expense	15	—	178	1
Termination cost	—	—	—	540

	19,313	18,520	53,808	53,241

EARNINGS BEFORE NET LOSS ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE AND INCOME TAXES	2,879	2,679	5,737	3,848
Net gain on dispositions of assets	11	1,139	5	1,125
Other income (expense)	(1,138)	2	(1,478)	107
Interest expense	(1,964)	(1,975)	(6,051)	(6,344)
Impairment	—	(2,227)	(3,714)	(6,010)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(212)	(382)	(5,501)	(7,274)
Income tax (expense) benefit	(212)	(139)	(111)	339

LOSS FROM CONTINUING OPERATIONS	(424)	(521)	(5,612)	(6,935)
Gain (loss) from discontinued operations, net of tax	(1,842)	(883)	1,816	(2,292)

NET LOSS	(2,266)	(1,404)	(3,796)	(9,227)
Noncontrolling interest	1	(8)	(1)	5

NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	(2,265)	(1,412)	(3,797)	(9,222)
Preferred stock dividends	(837)	(369)	(2,332)	(1,105)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,102)	$(1,781)	$(6,129)	$(10,327)

NET INCOME (LOSS) PER COMMON SHARE—BASIC AND DILUTED
EPS from continuing operations	$(0.05)	$(0.04)	$(0.34)	$(0.35)

EPS from discontinued operations	$(0.08)	$(0.04)	$0.08	$(0.10)

EPS Basic and Diluted	$(0.13)	$(0.08)	$(0.26)	$(0.45)

See accompanying notes to condensed consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,796)	$(9,227)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,652	7,684
Amortization of intangible assets and deferred financing costs	393	356
Gain on dispositions of assets	(5,827)	(1,461)
Stock-based compensation expense	27	28
Provision for impairment loss	8,249	7,823
Unrealized loss on derivative instruments	1,578	—
Amortization of warrant issuance cost	38
Deferred income taxes	(224)	(1,239)
Changes in operating assets and liabilities:
(Increase) decrease in assets	(2,086)	5,246
Increase (decrease) in liabilities	1,220	(5,874)

Net cash provided by operating activities	6,224	3,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(4,507)	(3,894)
Acquisition and development of hotel properties	(11,500)	—
Proceeds from sale of hotel assets	13,456	12,156

Net cash (used in) provided by investing activities	(2,551)	8,262

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(140)	(56)
Principal payments on long-term debt	(33,095)	(19,739)
Proceeds from long-term debt, net	3,250	9,278
Distributions to noncontrolling interest	(9)	(42)
Common stock offering	—	42
Preferred stock and warrants	28,561	—
Dividends paid to preferred shareholders	(1,863)	(1,105)

Net cash used in financing activities	(3,296)	(11,622)

Increase (decrease) in cash and cash equivalents	377	(24)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	279	333

CASH AND CASH EQUIVALENTS, END OF PERIOD	$656	$309

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$7,375	$9,165

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared preferred	$2,332	$1,105

See accompanying notes to condensed consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 84 properties with the exception of furniture, fixtures and equipment on 65 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, SLP or Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-BMI, LLC (SBMILLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in SLP and at September 30, 2012 owned approximately 99% of the partnership interests in SLP. SLP is the general partner in SBILP. At September 30, 2012, SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-BMI Holdings, Inc. (SBMIHI). SLP and SBMIHI owned 99% and 1% of SBMILLC, respectively. SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, and SLP owned 100% of SSBLLC. References to “we”, “our”, and “us”, herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of September 30, 2012, the Company owned 94 select service hotels. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”), HLC Hotels Inc. (“HLC”), and Cherry Cove Hospitality Management, LLC (“Cherry Cove”).

The hotel management agreement, as amended, between TRS Lessee and Royco Hotels, the previous manager of 95 of the Company’s hotels, was terminated effective May 31, 2011. Under the agreement, Royco Hotels received a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increased above thresholds that ranged from up to $75 million to over $100 million, and was entitled, if earned, to an annual incentive fee of 10% of up to the first $1.0 million of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1.0 million. A settlement agreement between the parties with respect to a lawsuit and with respect to termination fees for sold hotels provides that the Company will pay an aggregate of $590,000 in varying amounts of installments through July 1, 2013 to Royco Hotels (of which $410,000 has been paid as of September 30, 2012).

On April 21, 2011, the Company, through TRS Lessee, entered into separate management agreements with HMA, Strand and Kinseth as eligible independent operators to manage 95 of the Company’s hotels (two of which were subsequently sold) commencing June 1, 2011. These hotels were previously managed by Royco Hotels. On May 25, 2012, SLP acquired a Hilton Garden Inn in Dowell, Maryland. In connection with the acquisition, the Company, through TRS, entered into a separate management agreement with Cherry Cove as an eligible independent operator to manage the hotel.

HMA manages 24 Company hotels in Arkansas, Louisiana, Tennessee, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s seven economy extended-stay hotels in Georgia and South Carolina as well as 16 additional Company hotels located in Georgia, Delaware, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 40 Company hotels in eight states primarily in the Midwest. Each of the management agreements with HMA, Strand and Kinseth expire on May 31, 2014, and the management agreement with Cherry Cove expires on May 24, 2015. The management agreements renew for additional terms of one year unless either party to an agreement gives the other party written notice of termination at least 90 days before the end of a term.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

Each of HMA, Strand, Kinseth and Cherry Cove receives a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel revenue and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

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

Consolidated Financial Statements

The Company has prepared the condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, fair value accounting requires bifurcation of certain embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement at their fair value for accounting purposes. The conversion feature embedded in the Series C convertible preferred stock was evaluated, and it was determined that the conversion features should be bifurcated from its host instrument and accounted for as a freestanding derivative. In addition the common stock warrants issued with the Series C convertible preferred stock were also determined to be freestanding derivatives. The following summarizes our derivative liabilities at September 30, 2012 and December 31, 2011:

(dollars in thousands)	September 30, 2012	December 31, 2011
Series C preferred embedded derivative	$7,957	$—
Warrant derivative	9,310	—

Derivative liability, at fair value	$17,267	$—

The Series C convertible preferred stock embedded derivative and the warrant derivative were initially recorded at their fair value of $7.1 million and $8.6 million, respectively, on the date of issuance, February 1, 2012 and February 15, 2012. At September 30, 2012 the carrying amounts of the derivatives were adjusted to their fair value of $8.0 million and $9.3 million respectively, with a corresponding adjustment to other income (expense). The derivatives are reported as a derivative liability on the accompanying consolidated balance sheets as of September 30, 2012 and will be adjusted to their fair values at each reporting date.

The amendment to the Company’s articles of incorporation, setting forth the terms of the Series C convertible preferred stock, the host instrument, includes an antidilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $1.00 per share. Accordingly we bifurcated the embedded conversion feature which is shown as a derivative liability recorded at fair value on the accompanying consolidated balance sheets as of September 30, 2012.

The agreement setting forth the terms of the common stock warrants issued to the holders of the Series C convertible preferred stock also includes an antidilution provision that requires a reduction in the warrant’s exercise price of $1.20 should the conversion ratio of the Series C convertible preferred stock be adjusted due to antidilution provisions. Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the accompanying consolidated balance sheets as of September 30, 2012.

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

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

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

Non financial assets

Nonfinancial asset fair value measurements are discussed below in the note “Impairment Losses”.

Financial instruments

As of September 30, 2012, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis (in thousands):

	Fair Value at September 30, 2012	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$7,957	$—	$—	$7,957
Warrant derivative	9,310	—	—	9,310

	$17,267	$—	$—	$17,267

	Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$—	$—	$—	$—
Warrant derivative	—	—	—	—

	$—	$—	$—	$—

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

There were no transfers between levels during the three and nine months ended September 30, 2012.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair market value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations in Other income (expense) during the periods. There were no Level 3 assets or liabilities measured on a recurring basis during the three or nine month periods ended September 30, 2011.

(dollars in thousands)	Fair Value at 6/30/2012	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value at 9/30/2012	Changes in Realized Gains (Losses) Included in Income on Instruments Held at 9/30/2012	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at 9/30/2012
Series C preferred embedded derivative	$7,701	$(256)	—	—	—	$7,957	—	$(256)
Warrant derivative	8,334	(976)	—	—	—	9,310	—	(976)

	$16,035	$(1,232)	$—	$—	$—	$17,267	$—	$(1,232)

(dollars in thousands)	Fair Value at 12/31/2011	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value at 9/30/2012	Changes in Realized Gains (Losses) Included in Income on Instruments Held at 9/30/2012	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at 9/30/2012
Series C preferred embedded derivative	$—	$(882)	$7,075	—	—	$7,957	—	$(882)
Warrant derivative	—	(696)	8,614	—	—	9,310	—	(696)

	$—	$(1,578)	$15,689	$—	$—	$17,267	$—	$(1,578)

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the hierarchy. The carrying value and estimated fair value of the Company’s debt as of September 30, 2012 and December 31, 2011 are presented in the table below (dollars in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Carrying Value		Estimated Fair Value
	9/30/2012	12/31/2011	9/30/2012	12/31/2011
Continuing operations	$113,715	$127,941	$115,773	$129,740
Discontinued operations	22,285	37,904	22,610	38,706

Total	$136,000	$165,845	$138,383	$168,446

Hotel Acquisitions

During the nine months ended September 30, 2012 we acquired the following wholly-owned property.

(dollars in thousands)	Dowell, Maryland Hilton Garden Inn
Acquisition date	May 25, 2012
Land	$1,400
Building and improvements	9,735
Furniture and equipment	365

Investment in hotel	$11,500

Purchase price	$11,500

Acquisition costs, included in Acquisition, termination expense	$162

The fair values for the assets acquired are preliminary as the Company continues to finalize their acquisition date fair value determination. Included in the consolidated statement of operations for the three months ended September 30, 2012 are total revenues of $1.0 million and total net income of $0.3 million. For the nine months ended September 30, 2012, total revenues of $1.4 million and total net income of $0.4 million are included for the hotel we acquired 100% interest in since the date of acquisition.

Discontinued Operations—Hotel Properties Held for Sale and Sold

During the three months ended September 30, 2012, two of the Company’s held for use hotels were reclassified as held for sale. The effect of this change relative to our previously filed financial statements was to decrease the income from continuing operations by approximately $0.1 million, to a loss of $0.5 million for the three months ended September 30, 2011. At December 31, 2011, the Company had 24 hotels identified that it intends to sell and that met the Company’s criteria to be classified as held for sale (the “Sale Hotels”). During the nine months ended September 30, 2012, seven hotels were sold, with an aggregate net gain of $5.9 million. The gain consisted of: $2.9 million from the sale of a Super 8 in Wichita, Kansas; $1.0 million from the sale of a Super 8 in El Dorado, Kansas; and a total of $1.4 million from the sales of Super 8 hotels in Fayetteville, Arkansas; Muscatine, Iowa, and Sedalia, Missouri. There was no gain on the sale of a Masters Inn in Tampa, Florida. There was a $0.6 million gain on the sale of a Super 8 in Watertown, South Dakota. Two of the hotels were sold in the first quarter of 2012, four were sold in the second quarter of 2012, and one was sold in the third quarter of 2012. Due to changes in the market during the first quarter, two hotels were reclassified as held for use and four hotels were reclassified as held for sale. In the third quarter two hotels were reclassified as held for sale, bringing the total number of hotels classified as held for sale to 21 as of September 30, 2012.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations. The operating results of the hotels held for sale and sold are included in discontinued operations and are summarized below. The operating results for the three months ended September 30, 2012 include 21 hotels held for sale and one hotel that was sold in the third quarter of 2012. The operating results for the three months ended September 30, 2011 include 21 hotels held for sale, seven hotels that were sold in 2012, and three hotels that were sold prior to 2012. The operating results for the nine months ended September 2012 include 21 hotels held for sale and seven hotels that were sold in 2012. The operating results for the nine months ended September 2011 include 21 hotels held for sale, seven hotels sold in 2012, and six hotels sold in 2011:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$4,714	$6,552	$14,641	$18,984
Hotel and property operations expenses	(4,065)	(5,570)	(12,721)	(16,464)
Interest expense	(408)	(1,487)	(1,548)	(3,082)
Depreciation expense	(33)	(281)	(179)	(1,102)
Net gain (loss) on disposition of assets	553	(13)	5,822	336
General and administrative expense	—	—	—	(50)
Impairment loss	(2,732)	(334)	(4,535)	(1,813)
Income tax benefit	129	250	336	899

	$(1,842)	$(883)	$1,816	$(2,292)

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

(dollars in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic and Diluted Earnings per Share Calculation:
Numerator:
Net earnings (loss) attributable to common shareholders:
Continuing operations	$(1,262)	$(901)	$(7,943)	$(8,045)
Discontinued operations	(1,840)	(880)	1,814	(2,282)

Net loss attributable to common shareholders—total	$(3,102)	$(1,781)	$(6,129)	$(10,327)

Denominator:
Weighted average number of common shares—basic and diluted	23,083,572	23,005,387	23,076,311	22,962,662
Basic and Diluted Earnings Per Common Share:
Net earnings (loss) attributable to common shareholders per weighted average common share:
Continuing operations	$(0.05)	$(0.04)	$(0.34)	$(0.35)
Discontinued operations	(0.08)	(0.04)	0.08	(0.10)

Total Basic and Diluted	$(0.13)	$(0.08)	$(0.26)	$(0.45)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

The net income (loss) attributable to noncontrolling interest is allocated between continuing and discontinued operations. Additionally, unvested stock awards, warrants, the Series C Convertible Preferred stock, and the preferred operating units have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended September 30, 2012 and 2011, since the effects of including these awards in the denominator would be antidilutive to loss from continuing operations applicable to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Preferred Operating Units	11,424	51,035	11,424	51,035
Outstanding Stock Options	178,000	215,500	178,000	215,500
Unvested Stock Awards Outstanding	7,105	—	2,566	—
Warrants	30,299,403	299,403	26,445,388	299,403
Series C Preferred Stock	30,000,000	—	26,145,985	—

Total potentially dilutive securities excluded from the denominator	60,495,932	565,938	52,783,363	565,938

Noncontrolling Interest of Common and Preferred Units in SLP

At September 30, 2012 and 2011 there were 97,008 SLP common operating units outstanding being held by the limited partners. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). During the second quarter of 2011, 61,153 shares of common stock were issued in connection with the redemption of 61,153 common operating units. In addition, there were 11,424 and 51,035 shares of SLP preferred operating units held by the limited partners as of September 30, 2012 and 2011, respectively.

Stock-Based Compensation

The potential common shares represented by outstanding stock options for the three and nine months ended September 30, 2012 totaled 178,000, and for the three and nine months ended September 30, 2011 totaled 215,500, all of which are antidilutive.

There were 45,000 unvested stock awards as of September 30, 2012. There were no unvested stock awards during the three and nine months ended September 30, 2011.

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

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

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

Debt Financing

A summary of the Company’s long term debt as of September 30, 2012 is as follows (dollars in thousands):

	Balance	Interest Rate	Maturity
Fixed Rate Debt
Lender
Elkhorn Valley Bank	$1,250	5.25%	10/2012
GE Capital Corporation	1,088	5.00%	12/2012
Greenwich Capital Financial Products	28,159	7.50%	12/2012
Great Western Bank	18,954	6.00%	6/2013
GE Capital Corporation	19,167	7.17%	12/2014
GE Capital Corporation	9,907	7.69%	12/2014
Citigroup Global Markets Realty Corp	12,761	5.97%	11/2015
Elkhorn Valley Bank	2,958	6.25%	6/2016
GE Capital Corporation	12,369	7.17%	2/2017
Wachovia Bank	8,077	7.38%	3/2020

Total Fixed Rate Debt	$114,690

Variable Rate Debt
Lender
GE Capital Corporation	19,049	3.92%	2/2018
GE Capital Corporation	2,261	4.48%	2/2018

Total Variable Rate Debt	$21,310

Subtotal debt	136,000

Less: debt associated with hotel properties held for sale	22,285

Total Long-Term Debt	$113,715

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

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

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

On May 15, 2012, the Company borrowed $1.25 million from Elkhorn Valley Bank. The note was refinanced on October 10, 2012. The new loan amount is $1.15 million with a maturity of October 15, 2014. The note bears interest at 5.5% and is secured by a Days Inn hotel located in Fredericksburg, Virginia (North).

On May 25, 2012, the Company acquired a Hilton Garden Inn in Dowell, Maryland (100 rooms) for $11.5 million, excluding closing costs and fees. The purchase was funded with a portion of the net proceeds from the sale of the Series C convertible preferred stock.

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

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

On June 15, 2012, the Company sold a Masters Inn in Tampa, Florida (127 rooms) for approximately $2.1 million. Proceeds were used to pay down mortgage debt with General Electric Capital Corporation.

On July 25, 2012, the Company sold a Super 8 in Watertown, South Dakota (57 rooms) for approximately $1.55 million. Proceeds were used to pay the mortgage with Elkhorn Valley Bank with the remaining proceeds used to reduce short term borrowings.

As of September 30, 2012, the amount available on our revolving credit facility with Great Western Bank was reduced from $12.5 million to $12.0 million.

At September 30, 2012, the Company had long-term debt of $113.7 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.0 years and a weighted average interest rate of 6.4%. The weighted average fixed rate was 6.9%, and the weighted average variable rate was 4.0%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2012 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2012	$22,285	$31,038	$53,323
2013	—	17,270	17,270
2014	—	20,815	20,815
2015	—	14,288	14,288
2016	—	4,855	4,855
Thereafter	—	25,449	25,449

	$22,285	$113,715	$136,000

At September 30, 2012, the Company had $53.3 million of principal due in 2012. Of this amount, $38.5 million of the principal due is associated with either assets held for use or assets held for sale, and matures in 2012 pursuant to the notes and mortgages evidencing such debt. The remaining $14.8 million is associated with assets held for sale and is not contractually due in 2012 unless the related assets are sold. The maturities comprising the $38.5 million consist of:

•	a $28.2 million balance on the loan with Greenwich Capital;

•	a $7.0 million principal prepayment required on our credit facilities with General Electric Capital Corporation;

•	a $1.1 million balance on a note payable to General Electric Capital Corporation;

•	a $1.25 million note payable to Elkhorn Valley Bank; and

•	approximately $1.0 million of principal amortization on mortgage loans.

The $28.2 million balance of the loan with Greenwich Capital, which matures in December 2012 and was secured by 32 hotels, was refinanced on November 2, 2012 with a $30.6 million loan with Morgan Stanley Mortgage Capital Holdings LLC (Morgan Stanley), as noted in the subsequent events section below. The Morgan Stanley loan is secured by 22 hotels, bears interest at 5.83% and matures on December 1, 2017. As a result of the refinancing, 10 of the hotels previously secured by the Greenwich Capital loan became unencumbered, two of which were subsequently pledged as additional security for the Company’s credit facilities with General Electric Capital Corporation.

On March 29, 2012, our credit facilities with General Electric Capital Corporation were amended to, among other things, require a principal prepayment of $7 million on or before December 31, 2012. A $1.1 million note payable to General Electric Capital Corporation is also due on December 31, 2012. These payments to General Electric Capital Corporation are expected to be funded from (a) the sale of unencumbered hotels expected to be sold and/or refinanced in the fourth quarter of 2012, or (b) funds the Company planned to use solely for acquisitions, however the Company cannot be certain as to whether it can obtain all necessary approvals to redirect these funds. If neither of these sources of funds are available or sufficient for these repayments and to provide liquidity for the Company during the first quarter of 2013, General Electric Capital Corporation and/or other Company lenders may declare a default on our loans, and accelerate our indebtedness under the loans. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

The $1.25 million note with Elkhorn Valley Bank was refinanced on October 10, 2012. The new loan amount is $1.15 million with a maturity of October 15, 2014. The note bears interest at 5.5% and is secured by a Days Inn hotel located in Fredericksburg, Virginia (North).

We are required to comply with certain financial covenants for some of our lenders. As of September 30, 2012, we were either in compliance with our financial covenants or obtained waivers for non-compliance (as discussed below). As a result, we are not in default of any of our loans.

Our credit facilities with General Electric Capital Corporation require us to maintain a minimum before dividend consolidated fixed charge coverage ratio (as defined in the loan agreement). For the third quarter of 2012, the requirement was 1.05:1. As of September 30, 2012, our before dividend consolidated fixed charge coverage ratio (as defined in the loan agreement) was 1.02:1. On November 14, 2012, the Company received a waiver for non-compliance with this covenant in return for pledging an additional two previously unencumbered properties as security for the General Electric Capital Corporation credit facilities and payment of $200,000.

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

Investment Committee Share Compensation

In March 2012 the Board of Directors approved the recommendation by the Compensation Committee that the independent directors serving as members of the Investment Committee receive their monthly Investment Committee fees in the form of shares of the Company’s Common Stock issued under the 2006 Stock Plan, priced as the average of the closing price of the stock for the first 20 trading days for the calendar year. The shares issued to the independent directors of the Investment Committee for the three and nine months ended September 30, 2012 were 8,725 and 21,815, respectively.

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the nine months ended September 30, 2012 and 2011 for share-based compensation related to employees and directors was approximately $27,600 and $28,800, respectively.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

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

During the three months ended September 30, 2012, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels. However, a trigger event, as described in ASC 360-10-35, occurred in the second quarter of 2012 for two hotel properties held for use in which the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. The properties were then tested to determine if their carrying amounts were recoverable. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment – Overall—Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability, the Company uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition. In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotels were determined by management, based on discussions with our asset management group and our third party management companies. The properties were then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment – Overall – Implementation. In this analysis, the Company completed a detailed review of the hotels’ market conditions and future prospects, which incorporated specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. Based on the results of this analysis, it was determined that the Company’s investment in the subject properties was not fully recoverable; accordingly, impairment of $4.1 million was recognized.

To determine the amount of impairment on the hotel properties identified above, in accordance with FASB ASC 360-10-55, the Company calculated the excess of the carrying value of the properties in comparison to their fair market value as of June 30, 2012. Based on this calculation, the Company determined total impairment of $4.1 million existed as of June 30, 2012 on the two hotel properties. Fair market value was determined with the assistance of independent real estate brokers and revenue multiples based on the Company’s experience with hotel sales in the current year as well as available industry information, considered Level 3 inputs. As the fair market value of the properties impaired for the quarter ending September 30, 2012 was determined in part by management estimates, a reasonable possibility exists that future changes to inputs and assumptions could affect the accuracy of management’s estimates and such future changes could lead to recovery of impairment or further possible impairment in the future. No held for use properties had impairment charges during the first quarter ended March 31, 2012. There was $0.4 million of impairment recovery on two properties subsequently reclassified as held for use.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

For the three months ended September 30, 2011, impairment of $2.2 million was recorded on three hotels classified as held for use. For the quarter ending June 30, 2011, impairment of $0.8 million was recorded on two hotels that were reclassified from held for sale into held for use, and $2.8 million was recorded on one hotel classified as held for use. This impairment was determined using Level 3 inputs. For the three months ended March 31, 2011, no impairment was taken on held for use hotels. Impairment of $0.2 million was taken on a held for sale property which was subsequently reclassified as held for use.

Held for sale

During the three months ending March 31, 2012, Level 3 inputs were used to determine non-cash impairment losses of $1.8 million on eight held for sale hotels, one hotel subsequently reclassified as held for sale, and one hotel subsequently sold, and recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.4 million on two hotels that were reclassified into held for use. During the three months ended June 30, 2012 impairment losses of $0.1 million were recorded on eight held for sale hotels offset by $0.1 million of recovery on two held for sale hotels and approximately $6,000 of recovery on one sold hotel. During the three months ended September 2012, impairment of $2.7 million was taken on eight held for sale hotels and two hotels reclassified to held for sale.

During the three months ending March 31, 2011, Level 3 inputs were used to determine non-cash impairment losses of approximately $47,000 on four hotels held for sale, $0.2 million on four hotels subsequently sold and $0.2 million on one hotel that was subsequently placed back into held for use. The Company also recorded a recovery of approximately $26,000 of previously recorded impairment loss on one hotel at the time of sale. During the three months ended June 30, 2011 the Company recorded impairment loss of $0.7 million on six hotels held for sale, $0.6 million on one property reclassified as held for sale, approximately $29,000 of impairment loss on three sold hotels and approximately $22,000 of recovery on one hotel sold and approximately $86,000 of recovery on one hotel subsequently sold. During the three months ended September 30, 2011, impairment of $0.4 million was recorded on eight held for sale hotels. A recovery of approximately $56,000 was received on one hotel reclassified as held for sale, and a loss of $15,000 on one hotel subsequently reclassified as held for sale. In addition, there was an impairment recovery of approximately $64,000 on two hotels sold and losses of $37,000 on two properties subsequently sold.

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

Income Taxes

The TRS Lessee income tax expense from continuing operations for the three months ended September 30, 2012 and 2011 was $0.2 million and $0.1 million, respectively. The TRS Lessee income tax expense (benefit) from continuing operations for the nine months ended September 30, 2012 and 2011 was approximately $0.1 million and $(0.3) million, respectively. The TRS Lessee has estimated its income tax expense/benefit using a combined federal and state rate of 38%. As of September 30, 2012, TRS had a deferred tax asset of $6.1 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will begin to expire in 2022. While the Company continues to believe that it is more likely than not that the deferred tax assets will be realizable, it is possible that this judgment may change as the Company continues to evaluate both the positive and negative evidence.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

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

Noncontrolling Interest in Redeemable Preferred Units

At September 30, 2012, 11,424 of SLP’s preferred operating partnership units (“Preferred OP Units”) remained outstanding. The redemption value for the Preferred OP Units is $0.1 million at September 30, 2012. The Preferred OP Units are convertible by the holders into Common operating units (“Common OP Units”) on a one-for-one basis or, pursuant to an extension agreement by the holders with SLP, may be redeemed for cash at the option of the holder at $10 per unit on or after October 24, 2012. All holders elected to have their Units redeemed on October 24, 2012.

Preferred OP Units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of SLP. Distributions to holders of Preferred OP Units have priority over distributions to holders of Common OP Units. The Preferred Op Units are carried outside of permanent equity at redemption value.

Noncontrolling Interest Reconciliation of Common and Preferred Units

(dollars in thousands)	Redeemable Noncontrolling Interest	Noncontrolling Interest	Total Noncontrolling Interest
Balance at June 30, 2012	$114	$131	$245
Partner distribution	(3)	—	(3)
Noncontrolling interest	3	(4)	(1)

Balance at September 30, 2012	$114	$127	$241

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

Equity Reconciliation of Parent and Noncontrolling Interest

(dollars in thousands)	Preferred A Shares Par Value	Preferred C Shares Par Value	Common Stock Warrants	Common Shares Par Value	Additional Paid-in Capital	Distribution in Excess Accumulated Earnings	Net Shareholders Equity	Noncontrolling Interest in Consolidated Partnerships	Total Equity
Balance at June 30, 2012	$8	$30	$252	$231	$134,762	$(88,425)	$46,858	$131	$46,989

Stock-based compensation	—	—	—	—	14	—	14	—	14
Preferred dividends	—	—	—	—	—	(837)	(837)	—	(837)
Net loss	—	—	—	—	—	(2,265)	(2,265)	(4)	(2,269)

Balance at September 30, 2012	$8	$30	$252	$231	$134,776	$(91,527)	$43,770	$127	$43,897

Series B Redeemable Preferred Stock

At September 30, 2012 there were 332,500 shares of 10.0% Series B preferred stock outstanding. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

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

The Series B preferred stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock). The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At September 30, 2012, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Series A Preferred Stock

On December 30, 2005, the Company offered and sold 1,521,258 shares of 8% Series A preferred stock. At September 30, 2012, 803,270 shares of Series A preferred stock remained outstanding. Dividends on the Series A preferred stock are cumulative and payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. The Company may redeem the Series A preferred stock, in whole or part, at any time and from time to time for cash at a redemption price of $10.00 per share, plus accrued and unpaid dividends.

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

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

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

Equity Distribution Agreement

On March 29, 2011, the Company entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which the Company may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to the Company’s registration statement on Form S-3 (333-170756). During the nine months ended September 30, 2012, no shares were sold under this agreement. During the nine months ended September 30, 2011, the Company sold through JMP, as its agent, an aggregate of 26,725 shares of common stock pursuant to ordinary brokers’ transactions on the Nasdaq Global Market. Gross proceeds were $43,685, commissions to agent were $2,184 and net proceeds to the Company (before expenses) were $41,501.

Commitments and Contingencies

The Company entered into a Purchase Agreement dated November 16, 2011 for the issuance and sale of Supertel’s Series C convertible preferred stock and warrants under a private transaction with RES. In the Purchase Agreement, the Company agreed that $20 million of the proceeds would be used to pursue hospitality acquisitions which are consistent with the investment strategy of the Company’s Board of Directors, as well as an additional $5 million to be used to pursue hospitality acquisitions within a reasonable period thereafter. On May 25, 2012, the Company acquired a 100 room Hilton Garden Inn in Dowell, Maryland for $11.5 million. The purchase was funded with capital from the sale of the Series C convertible preferred stock. On September 24, 2012, the Company announced that it has entered into an agreement to acquire the TownePlace Suites (116 rooms), located in Johnston (Urbandale), Iowa for a purchase price of $10.2 million.

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

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

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

Subsequent Events

The $1.25 million note with Elkhorn Valley Bank was refinanced on October 10, 2012. The new loan amount is $1.15 million with a maturity of October 15, 2014. The note bears interest at 5.5% and is secured by a Days Inn hotel located in Fredericksburg, Virginia (North).

At September 30, 2012, Supertel Limited Partnership had 11,424 preferred operating units (“Preferred OP Units”) outstanding. The redemption value for the Preferred OP Units is $0.1 million for September 30, 2012. All 11,424 preferred operating units were redeemed on October 24, 2012.

On October 12, 2012, the Company obtained a $6.15 million loan with Cantor Commercial Real Estate Lending, L.P., collateralized by the Hilton Garden Inn in Dowell, Maryland. The loan bears interest at 4.247% and matures on November 6, 2017. Proceeds will be used to fund future acquisitions.

On November 2, 2012, the Company obtained a $30.6 million loan with Morgan Stanley Mortgage Capital Holdings LLC. The loan is secured by 22 hotels, bears interest at 5.83% and matures on December 1, 2017. Proceeds of the loan were used to repay the $28.2 million balance of the loan with Greenwich Capital which matured in December 2012 and was secured by 32 hotels.

Our credit facilities with General Electric Capital Corporation require us to maintain a minimum before dividend consolidated fixed charge coverage ratio (as defined in the loan agreement). For the third quarter of 2012, the requirement was 1.05:1. As of September 30, 2012, our before dividend consolidated fixed charge coverage ratio (as defined in the loan agreement) was 1.02:1. On November 14, 2012, the Company received a waiver for non-compliance with this covenant in return for pledging an additional two previously unencumbered properties as security for the General Electric Capital Corporation credit facilities and payment of $200,000.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Results for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may be attained in the future.

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

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of September 30, 2012 we owned 94 hotels in 23 states. Our hotels operate under several national and independent brands.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our significant events for the nine months ended September 30, 2012 include:

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

•

On May 15, 2012, we borrowed $1.25 million from Elkhorn Valley Bank. The note was refinanced on October 10, 2012. The new loan amount is $1.15 million with a maturity of October 15, 2014. The note bears interest at 5.5% and is secured by a Days Inn hotel located in Fredericksburg, Virginia (North).

•

On May 25, 2012, the Company acquired a Hilton Garden Inn in Dowell, Maryland (100 rooms) for $11.5 million, excluding closing costs and fees. The purchase was funded with a portion of the net proceeds from the sale of the Series C convertible preferred stock.

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

•

On July 25, 2012, we sold a Super 8 in Watertown, South Dakota (57 rooms) for approximately $1.55 million. Proceeds were used to pay the mortgage with Elkhorn Valley Bank with the remaining proceeds used to reduce short term borrowings.

•	As of September 30, 2012, the amount available on our revolving credit facility with Great Western Bank was reduced from $12.5 million to $12.0 million.

On June 29, 2012, the Company received a notice from the NASDAQ Stock Market stating that the minimum bid price of its common stock was below $1.00 per share for 30 consecutive business days, and that the Company was therefore not in compliance with Marketplace Rule 5450(a)(1). The notification letter has no immediate effect on the listing of the Company’s common stock on the NASDAQ Global Market. The Company’s common stock continued to trade on the NASDAQ Global Market under the symbol SPPR. On September 25, 2012 the Company received a letter from the NASDAQ Stock Market stating that the Company has regained compliance with the continued listing requirement for the NASDAQ Global Market.

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

As of September 30, 2012, we owned 94 select service hotels. The hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc, and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Hospitality Management Advisors Inc. (“HMA”), Strand Development Company LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”), Cherry Cove Hospitality Management, LLC (“Cherry Cove”), and HLC Hotels Inc. (“HLC”).

Cherry Cove is the manager of our Hilton Garden Inn in Dowell, Maryland. HLC is the manager of our six Masters Inn hotels located in Alabama, Florida, Georgia and South Carolina.

HMA manages 24 Company hotels in Arkansas, Louisiana, Tennessee, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s seven economy extended-stay hotels in Georgia and South Carolina as well as 16 additional Company hotels located in Georgia, Delaware, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 40 Company hotels in eight states primarily in the Midwest. Each of the management agreements with HMA, Strand, and Kinseth expire on May 31, 2014. The management agreement with Cherry Cove expires May 24, 2015. These management agreements renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days prior to the end of the initial term or the then current renewal term.

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

Overview of Discontinued Operations

The condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 include the results of operations for the 21 hotels classified as held for sale at September 30, 2012, as well as all properties that have been sold during 2012 and 2011 in accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations.

The assets held for sale at September 30, 2012 and 2011 are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of September 30, 2012 remain properly classified in accordance with ASC 205-20.

Where the carrying value of an asset held for sale exceeded the estimated fair value, net of selling costs, we reduced the carrying value and recorded an impairment charge. Level 3 inputs were used during the three months ended September 30, 2012. Level 3 inputs were used during the three months ended March 31, 2012 to determine impairment loss of $1.8 million on eight held for sale hotels, one hotel reclassified as held for sale, one hotel subsequently sold, and recovery of previously recorded impairment on two hotels in the amount of $0.4 million that were reclassified into held for use. For the three months ending June 30, 2012, $4.1 million of impairment was recorded on two hotels that were reclassified as held for use. In the three months ending June 30, 2012, the Company recorded impairment loss of $0.1 million on eight hotels held for sale, $0.1 million of recovery on two hotels held for sale and approximately $6,000 of recovery on one hotel subsequently sold. During the three months ended September 30, 2012, impairment of $2.7 million was taken on eight hotels held for sale and two hotels reclassified to held for sale.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

General

The discussion that follows is based primarily on the condensed consolidated financial statements of the three and nine months ended September 30, 2012 and 2011, and should be read along with the condensed consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s 94 and 101 hotels as of September 30, 2012 and 2011, respectively.

Results of Operations

Comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011

Operating results are summarized as follows (in thousands):

	Three months ended September 30, 2012			Three months ended September 30, 2011			Continuing
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Operations Variance
Revenues	$22,192	$4,714	$26,906	$21,199	$6,552	$27,751	$993
Hotel and property operations expenses	(16,132)	(4,065)	(20,197)	(15,475)	(5,570)	(21,045)	(657)
Interest expense	(1,964)	(408)	(2,372)	(1,975)	(1,487)	(3,462)	11
Depreciation and amortization expense	(2,223)	(33)	(2,256)	(2,139)	(281)	(2,420)	(84)
General and administrative expenses	(943)	—	(943)	(906)	—	(906)	(37)
Acquisition, termination expense	(15)	—	(15)	—	—	—	(15)
Net gain (loss) on dispositions of assets	11	553	564	1,139	(13)	1,126	(1,128)
Other income (expense)	(1,138)	—	(1,138)	2	—	2	(1,140)
Impairment loss	—	(2,732)	(2,732)	(2,227)	(334)	(2,561)	2,227
Income tax (expense) benefit	(212)	129	(83)	(139)	250	111	(73)

Net income (loss)	$(424)	$(1,842)	$(2,266)	$(521)	$(883)	$(1,404)	$97

The hotel industry continued to regain some of its lost momentum in the third quarter. With demand somewhat outpacing supply, our operators were able to increase the average daily rate “ADR” in the third quarter with modest sacrifice to occupancy. ADR for the same store portfolio was up 1.3% from the prior year, with occupancy down 0.9%. The overall result was a rise in revenue per available room “RevPAR” of 0.5%. We refer to our entire portfolio as select service hotels which we further describe as upscale hotels, upper midscale hotels, midscale hotels, economy hotels and extended stay hotels. Results for our same store portfolio are presented below under “Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy”.

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended September 30, 2012 increased $1.0 million or 4.7% compared to the same period in 2011. The variance was due to the purchase of a Hilton Garden Inn during the second quarter of 2012.

During the third quarter of 2012, hotel and property operations expenses from continuing operations increased $0.7 million, which was due to the acquisition mentioned above.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations was essentially unchanged from the third quarter of last year. Depreciation and amortization expense from continuing operations increased $0.1 million to $2.2 million. The general and administrative expense for the 2012 third quarter was also flat compared to the prior period, remaining at $0.9 million.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Other Income/Expense

The increased expense resulted from a change in the fair value of derivative liabilities. The Series C convertible preferred embedded derivative and the common stock warrants, both derivatives, were revalued at September 30, 2012. The fair value of the derivative liabilities increased by $1.2 million, due primarily to an increase in the price of the common stock.

Impairment loss

For the third quarter of 2012, we recorded impairment charges of $2.7 million on ten hotels classified as held for sale. There was no impairment taken against hotels classified as held for use. In the third quarter of 2011, $0.3 million of net impairment was taken against ten hotels held for sale, with $37,000 of impairment taken on two properties subsequently sold and $64,000 of impairment recovered on two properties at the time of sale. Impairment of $2.2 million was taken on three held for use properties.

Dispositions

In the third quarter of 2012, we recognized a gain of $0.6 million on the sale of a Super 8 in Watertown, South Dakota. In the third quarter of 2011, we recognized a $1.1 million gain on the disposition of assets related to the sale of the office building in Norfolk, Nebraska. Two hotels were sold in the 2011 third quarter with no gain or loss.

Income Tax Benefit

The income tax expense/benefit from continuing operations is related to the taxable income/loss from our taxable subsidiary, the TRS Lessee. Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax expense is a result of TRS Lessee’s income for the three months ended September 30, 2012. The income tax will vary based on the taxable earnings or loss of the TRS Lessee.

The income tax expense from continuing operations increased by was $0.1 million compared to the year ago period, due to increased income by the TRS Lessee.

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

Operating results are summarized as follows (in thousands):

	Nine months ended September 30, 2012			Nine months ended September 30, 2011			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$59,545	$14,641	$74,186	$57,089	$18,984	$76,073	$2,456
Hotel and property operations expenses	(44,200)	(12,721)	(56,921)	(43,108)	(16,464)	(59,572)	(1,092)
Interest expense	(6,051)	(1,548)	(7,599)	(6,344)	(3,082)	(9,426)	293
Depreciation and amortization expense	(6,473)	(179)	(6,652)	(6,582)	(1,102)	(7,684)	109
General and administrative expenses	(2,957)	—	(2,957)	(3,010)	(50)	(3,060)	53
Acquisition, termination expense	(178)	—	(178)	(1)	—	(1)	(177)
Net gain (loss) on dispositions of assets	5	5,822	5,827	1,125	336	1,461	(1,120)
Other income (expense)	(1,478)	—	(1,478)	107	—	107	(1,585)
Impairment loss	(3,714)	(4,535)	(8,249)	(6,010)	(1,813)	(7,823)	2,296
Termination cost	—	—	—	(540)	—	(540)	540
Income tax (expense) benefit	(111)	336	225	339	899	1,238	(450)

	$(5,612)	$1,816	$(3,796)	$(6,935)	$(2,292)	$(9,227)	$1,323

The majority of our brands have seen the benefits of the increased demand for hotel rooms year to date. As a whole, the industry has seen greater recovery of ADR than occupancy. For the same store portfolio year to date 2012, our ADR is up 2.6%, occupancy is down 0.6%, and RevPAR is up 1.9%. Results for our same store portfolio are presented below under “Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy”.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenues and Operating Expenses

Revenues from continuing operations for the nine months ended September 30, 2012 increased $2.5 million or 4.3 percent. Approximately $1.4 million of the variance was due to the purchase of a Hilton Garden Inn during the second quarter of 2012. The remainder was caused by increased ADR and slightly offset by decreased occupancy.

During the nine months ended September 30, 2012, hotel and property operations expenses from continuing operations increased $1.1 million. The Hilton Garden Inn acquisition accounted for $0.9 million of the variance. The remainder was primarily caused by franchise related expenses.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations decreased by $0.3 million for the nine months ended September 30, 2012 compared to the year ago period. This is primarily due to the refinancing and reduction of debt. The depreciation and amortization expense from continuing operations decreased $0.1 million for the nine months ended September 30, 2012 compared to the year ago period. The general and administrative expense from continuing operations for the same period decreased $0.1 million.

Acquisition, termination expense

The $0.2 million variance is primarily caused by the acquisition costs associated with the Hilton Garden Inn purchased in May, 2012.

Other Income/Expense

The increased expense primarily resulted from a change in the fair value of derivative liabilities. The Series C convertible preferred embedded derivative and the common stock warrants, both derivatives, were revalued at September 30, 2012. For the nine months ending September 30, 2012, the fair value of the derivative liabilities increased by $1.6 million, due primarily to an increase in the price of the common stock.

Impairment loss

During the nine months ending September 30, 2012, we recognized net impairment charges of $4.5 million on twelve hotels classified as held for sale. There was an impairment charge of $4.1 million taken against two hotels classified as held for use. There was a recovery of $0.4 million of previously recorded impairment on two properties subsequently reclassified as held for use. There was a net impairment charge of $1.7 million recorded on ten hotels classified as held for sale during the first nine months of 2011, in addition to a net $0.1 million taken against properties which were subsequently sold. A charge of $6.0 million was taken against four properties held for use.

Termination cost

Termination cost reflects financial settlement fees directly related to the Company’s termination of Royco Hotels. The one time charge of $0.5 million reflects settlement of the lawsuit filed by Royco Hotels against the Company.

Dispositions

During the nine months ended September 30, 2012, the Company sold its interests in seven hotels, recognizing gains of approximately $5.9 million on six of the properties. During the nine months ended September 30, 2011, the Company sold its interests in five hotels, recognizing a gain on one property of approximately $0.4 million. There was no gain on the sale of the other four properties.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Income Tax Benefit

The income tax expense/benefit from continuing operations is related to the taxable income/loss from the TRS Lessee. The tax expense/benefit is a result of TRS Lessee’s losses for the nine months ended September 30, 2012 and the year ago period. The income tax expense/benefit will vary based on the taxable earnings/losses of the TRS Lessee.

The income tax expense from continuing operations was $0.1 million during the nine months ended September 30, 2012, compared with a benefit of $0.3 million for the year ago period, due to increased income by the TRS Lessee for the same period.

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

The Company’s operating performance, as well as its liquidity position, has been and continues to be negatively affected by current economic conditions, many of which are beyond our control. The Company anticipates that these adverse economic conditions are likely to continue for a period of time but could abate somewhat over the next year; however, in addition to our operating performance, the other sources described below will be essential to our liquidity and financial position.

Our business requires continued access to adequate capital to fund our liquidity needs. In February 2012 the Company issued 3 million shares of Series C convertible preferred stock which provided $28.6 million of net proceeds. The Company agreed to use $20 million to pursue hospitality acquisitions, as well as an additional $5 million to pursue hospitality acquisitions within a reasonable period thereafter. In 2011, the Company reviewed its entire portfolio, identified properties considered non-core and developed timetables for disposal of those assets deemed non-core. We focused on improving our liquidity through cash generating asset sales and disposition of assets that are not generating cash at levels consistent with our investment principles. In 2012, our foremost priorities continue to be preserving and generating capital sufficient to fund our liquidity needs. Given the deterioration and uncertainty in the economy and financial markets, management believes that access to conventional sources of capital will be challenging and management has planned accordingly. We are also working to proactively address challenges to our short-term and long-term liquidity position.

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

The Company has significant indebtedness maturing before the end of the year. On March 29, 2012, our credit facilities with General Electric Capital Corporation were amended to, among other things, require a principal prepayment of $7 million on or before December 31, 2012. A $1.1 million note payable to General Electric Capital Corporation is also due on December 31, 2012. These payments to General Electric Capital Corporation are expected to be funded from (a) the sale of unencumbered hotels expected to be sold and/or refinanced in the fourth quarter of 2012, or (b) funds the Company planned to use solely for acquisitions, however the Company cannot be certain as to whether it can obtain all necessary approvals to redirect these funds. If neither of these sources of funds are available or sufficient for these repayments and to provide liquidity for the Company during the first quarter of 2013, General Electric Capital Corporation and/or other Company lenders may declare a default on our loans, and accelerate our indebtedness under the loans. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements.

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

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The 21 properties held for sale as of September 30, 2012 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

We are actively marketing the 21 properties held for sale, which we anticipate will result in the elimination of an estimated $22.3 million of debt. The marketing process has been affected by challenging economic conditions and we have experienced some decreases in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Sources and Uses of Cash

At September 30, 2012, available cash was $0.7 million and the Company’s available borrowing capacity on the Great Western Bank revolver was $12.0 million. The Company projected that at December 31, 2011 cash flows from operations and the available borrowing capacity from the revolver would be insufficient to meet both short term and long term liquidity requirements. As a consequence, in November 2011 the Company entered into an agreement to sell 3.0 million shares of Series C convertible preferred stock and obtained a $5 million revolving credit facility from Elkhorn Valley Bank to fund the Company until the closing of the Series C convertible preferred stock sale.

Short term outflows include monthly operating expenses, $60,000 of termination fees to Royco Hotels, payment of dividends on Series A and Series B preferred stock, and Series C convertible preferred stock, and estimated debt service for the remainder of 2012 of $3.4 million. Our long-term liquidity requirements consist primarily of the costs of renovations and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties, and $53.3 million of scheduled debt repayments. $28 million was refinanced in November, 2012 with Morgan Stanley.

On March 29, 2012, our credit facilities with General Electric Capital Corporation were amended to, among other things, require a principal prepayment of $7 million on or before December 31, 2012. A $1.1 million note payable to General Electric Capital Corporation is also due on December 31, 2012. These payments to General Electric Capital Corporation are expected to be funded from (a) the sale of unencumbered hotels expected to be sold and/or refinanced in the fourth quarter of 2012, or (b) funds the Company planned to use solely for acquisitions, however the Company cannot be certain as to whether it can obtain all necessary approvals to redirect these funds. If neither of these sources of funds are available or sufficient for these repayments and to provide liquidity for the Company during the first quarter of 2013, General Electric Capital Corporation and/or other Company lenders may declare a default on our loans, and accelerate our indebtedness under the loans. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements.

We have budgeted to increase our spending on capital improvements from $5 million in 2011 to $6 million on our existing hotels during 2012. The increase in capital expenditures is a result of complying with brand mandated improvements and initiating projects that we believe will generate a return on investment as we enter a period of recovery in the lodging sector. We will seek to satisfy these long-term liquidity requirements through the various sources of capital identified above, including the recently issued Series C convertible preferred stock and net proceeds on sales of non performing hotels.

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

We completed a private offering of 3.0 million shares of Series C convertible preferred stock in February 2012. Net proceeds of the offering, less expenses, were approximately $28.6 million. We agreed to use $20 million of the net proceeds to pursue hospitality acquisitions which are consistent with the investment strategy of the Company Board of Directors, as well as an additional $5 million to pursue hospitality acquisitions within a reasonable period thereafter. In May 2012, $11.7 million of the net proceeds were used to acquire a 100 room Hilton Garden Inn in Dowell, Maryland. In February, 2012, a portion of the net proceeds were used to pay down the Great Western Bank revolver to $0. We plan to use a portion of the Great Western Bank revolver as a source of funds for the required hospitality acquisitions.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

In addition, management has identified noncore assets in our portfolio to be liquidated over a one to ten year period. We project that proceeds from anticipated property sales during 2012, net of expenses and debt repayment, of $5.4 million will be available for the Company’s cash needs. We project that our operating cash flow, anticipated excess proceeds from refinancing the Greenwich Capital debt, revolving credit facility and the sources identified above will be sufficient to satisfy all of our liquidity and other capital needs for 2012.

The Company did not declare a common stock dividend for the three months ended September 30, 2012. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy. The Company intends to continue to meet its dividend requirements to retain its REIT status.

Financing

On March 29, 2011, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which we may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to our registration statement on Form S-3 (333-170756). During the nine months ended September 30, 2012 no shares were issued.

At September 30, 2012, the Company had long-term debt of $113.7 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.0 years and a weighted average interest rate of 6.4%. The weighted average fixed rate was 6.9%, and the weighted average variable rate was 4.0%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2012 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2012	$22,285	$31,038	$53,323
2013	—	17,270	17,270
2014	—	20,815	20,815
2015	—	14,288	14,288
2016	—	4,855	4,855
Thereafter	—	25,449	25,449

	$22,285	$113,715	$136,000

At September 30, 2012, the Company had $53.3 million of principal due in 2012. Of this amount, $38.5 million of the principal due is associated with either assets held for use or assets held for sale, and matures in 2012 pursuant to the notes and mortgages evidencing such debt. The remaining $14.8 million is associated with assets held for sale and is not contractually due in 2012 unless the related assets are sold. The maturities comprising the $38.5 million consist of:

•	a $28.2 million balance on the loan with Greenwich Capital;

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

•	a $7.0 million principal prepayment required on our credit facilities with General Electric Capital Corporation;

•	a $1.1 million balance on a note payable to General Electric Capital Corporation;

•	a $1.25 million note payable to Elkhorn Valley Bank; and

•	approximately $1.0 million of principal amortization on mortgage loans.

The $28.2 million balance of the loan with Greenwich Capital, which matured in December 2012 and was secured by 32 hotels, was refinanced on November 2, 2012 with a $30.6 million loan with Morgan Stanley Mortgage Capital Holdings LLC (Morgan Stanley). The Morgan Stanley loan is secured by 22 hotels, bears interest at 5.83% and matures on December 1, 2017. As a result of the refinancing, 10 of the hotels previously secured by the Greenwich Capital loan became unencumbered, two of which were subsequently pledged as additional security for the Company’s credit facilities with General Electric Capital Corporation.

On March 29, 2012, our credit facilities with General Electric Capital Corporation were amended to, among other things, require a principal prepayment of $7 million on or before December 31, 2012. A $1.1 million note payable to General Electric Capital Corporation is also due on December 31, 2012. These payments to General Electric Capital Corporation are expected to be funded from (a) the sale of unencumbered hotels expected to be sold and/or refinanced in the fourth quarter of 2012, or (b) funds the Company planned to use solely for acquisitions, however the Company cannot be certain as to whether it can obtain all necessary approvals to redirect these funds. If neither of these sources of funds are available or sufficient for these repayments and to provide liquidity for the Company during the first quarter of 2013, General Electric Capital Corporation and/or other Company lenders may declare a default on our loans, and accelerate our indebtedness under the loans. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements.

The $1.25 million note with Elkhorn Valley Bank was refinanced on October 10, 2012. The new loan amount is $1.15 million with a maturity of October 15, 2014. The note bears interest at 5.5% and is secured by a Days Inn hotel located in Fredericksburg, Virginia (North).

The key financial covenants for certain of our loan agreements and compliance calculations as of September 30, 2012 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement). As of September 30, 2012, we were either in compliance with our financial covenants or obtained waivers for non-compliance (as discussed below). As a result, we are not in default of any of our loans.

(dollars in thousands) Great Western Bank Covenants	September 30, 2012 Requirement	September 30, 2012 Calculation
Consolidated debt service coverage ratio calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		(12,047)
Net adjustments per loan agreement		32,337

Adjusted NOI per loan agreement (A)		$20,290

Interest expense per financial statements - continuing operations		8,313
Interest expense per financial statements - discontinued operations		2,260

Total interest expense per financial statements		$10,573
Net adjustments per loan agreement		6,235

Debt service per loan agreement (B)		$16,808

Consolidated debt service coverage ratio		1.21: 1

*	Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(dollars in thousands) Great Western Bank Covenants	September 30, 2012 Requirement	September 30, 2012 Calculation
Loan-specific debt service coverage ratio calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		(12,047)
Net adjustments per loan agreement		15,531

Adjusted NOI per loan agreement (A)		$3,484

Interest expense per financial statements - continuing operations		8,313
Interest expense per financial statements - discontinued operations		2,260

Total interest expense per financial statements		$10,573
Net adjustments per loan agreement		(7,440)

Debt service per loan agreement (B)		$3,133

Loan-specific debt service coverage ratio		1.11: 1

*	Calculations based on prior four quarters

(dollars in thousands) Great Western Bank Covenants	September 30, 2012 Requirement	September 30, 2012 Calculation
Consolidated leverage ratio calculated as follows: *	≤4.25
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements and loan agreement (A)		$165,660
Total assets per financial statements		217,333
Total liabilities per financial statements		165,660

Tangible net worth per loan agreement (B)		$51,673
Consolidated Leverage Ratio:		3.21

The Great Western Bank credit facilities also require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, commencing on December 31, 2012, and that we not pay dividends in excess of 75% of our funds from operations per year. The loan-specific debt service coverage ratio remains at 1.05 to 1, tested quarterly, through December 30, 2012 and increases to 1.20 to 1, tested quarterly, from December 31, 2012 through the maturity of the credit facilities. The credit facilities with Great Western Bank currently consist of a $12 million revolving credit facility and term loans in the original principal amount of $14 million, $10 million and $7.5 million. All loans under the credit facilities mature on June 30, 2013. The interest rate on the revolving credit portion of the credit facilities is 5.95% and the interest rate on the term loan portion of the credit facilities is 6.00%.

The credit facilities provide for $12 million of availability under the revolving credit facility, subject to the limitation that the loans available to us through the revolving credit facility and term loans may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.05 to 1 from July 1, 2012 through December 30, 2012 and 1.20 to 1 from December 31, 2012 through the maturity of the credit facilities. At September 30, 2012, the credit facilities remained fully available to the Company, and the outstanding balance under the revolving credit facility was $0. The credit facilities require a $500,000 reduction in the availability of the revolving credit facility by December 31, 2012.

(dollars in thousands) GE Covenants	September 30, 2012 Requirement	September 30, 2012 Calculation
Loan-specific fixed charge coverage ratio calculated as follows: *	≥0.95:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		(12,047)
Net adjustments per loan agreement		18,222

Adjusted EBITDA per loan agreement (A)		$6,175

Interest expense per financial statements - continuing operations		8,313
Interest expense per financial statements - discontinued operations		2,260

Total interest expense per financial statements		$10,573
Net adjustments per loan agreement		(4,220)
Fixed charges per loan agreement (B)		6,353

Loan-specific fixed charge coverage ratio		0.97 : 1

*	Calculations based on prior four quarters

GE Covenants	September 30, 2012 Requirement	September 30, 2012 Calculation
Loan-specific loan to value ratio calculated as follows:	≤100%
Loan balance (A) / Value (B)
Loan balance (A)		$62,753

Value (B)		$66,530

Loan-specific loan to value ratio		94.3%

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

GE Covenants	September 30, 2012 Requirement	September 30, 2012 Calculation
Before dividend consolidated fixed charge coverage ratio calculated as follows: *	≥1.05:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		(12,047)
Net adjustments per loan agreement		27,429

Adjusted EBITDA per loan agreement (A)		$15,382

Interest expense per financial statements - continuing operations		8,313
Interest expense per financial statements - discontinued operations		2,260

Total interest expense per financial statements		$10,573
Net adjustments per loan agreement		4,468
Fixed charges per loan agreement (B)		15,041

Before dividend consolidated fixed charge coverage ratio		1.02:1

*	Calculations based on prior four quarters

GE Covenants	September 30, 2012 Requirement	September 30, 2012 Calculation
After dividend consolidated fixed charge coverage ratio calculated as follows: *	≥0.85:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		(12,047)
Net adjustments per loan agreement		27,429

Adjusted EBITDA per loan agreement (A)		$15,382

Interest expense per financial statements - continuing operations		8,313
Interest expense per financial statements - discontinued operations		2,260

Total interest expense per financial statements		$10,573
Net adjustments per loan agreement		7,168
Fixed charges per loan agreement (B)		17,741

After dividend consolidated fixed charge coverage ratio		0.87:1

*	Calculations based on prior four quarters

The financial covenants under our credit facilities with General Electric Capital Corporation (“GE”) require that, through the term of the loans, we maintain: (a) a minimum before dividend fixed charge coverage ratio (FCCR) with respect to our GE encumbered properties (based on a rolling 12-month period) of 0.95:1 as of September 30, 2012, which requirement increases quarterly thereafter to 1.30:1 as of December 31, 2015; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 100% as of September 30, 2012, which requirement decreases quarterly thereafter to 60% as of December 31, 2015; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 1.05:1 as

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

of September 30, 2012, which requirement increases quarterly thereafter to 1.30:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.85:1 as of September 30, 2012, which requirement increases quarterly thereafter to 1.00:1 as of December 31, 2013.

As of September 30, 2012, our before dividend consolidated FCCR was 1.02:1. On November 14, 2012, the Company received a waiver for non-compliance with this covenant in return for pledging an additional two previously unencumbered properties as security for the General Electric Capital Corporation credit facilities and payment of $200,000.

The GE FCCR requirements increase for the fourth quarter of 2012 as follows: GE loan specific FCCR increases to 1.00:1.00 at December 31, 2012; GE before dividend consolidated FCCR increases to 1.10:1.00 at December 31, 2012; and GE after dividend consolidated FCCR increases to 0.90:1.00 at December 31, 2012. The GE loan specific loan to value requirement increases to 80.0% at December 31, 2012.

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

A summary of the Company’s long term debt as of September 30, 2012 is as follows (in thousands):

	Balance	Interest Rate	Maturity
Fixed Rate Debt
Lender
Elkhorn Valley Bank	$1,250	5.25%	10/2012
GE Capital Corporation	1,088	5.00%	12/2012
Greenwich Capital Financial Products	28,159	7.50%	12/2012
Great Western Bank	18,954	6.00%	6/2013
GE Capital Corporation	19,167	7.17%	12/2014
GE Capital Corporation	9,907	7.69%	12/2014
Citigroup Global Markets Realty Corp	12,761	5.97%	11/2015
Elkhorn Valley Bank	2,958	6.25%	6/2016
GE Capital Corporation	12,369	7.17%	2/2017
Wachovia Bank	8,077	7.38%	3/2020

Total Fixed Rate Debt	$114,690

Variable Rate Debt
Lender
GE Capital Corporation	19,049	3.92%	2/2018
GE Capital Corporation	2,261	4.48%	2/2018

Total Variable Rate Debt	$21,310

Subtotal debt	136,000

Less: debt associated with hotel properties held for sale	22,285

Total Long-Term Debt	$113,715

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

On May 15, 2012, the Company borrowed $1.25 million from Elkhorn Valley Bank. The note was refinanced on October 10, 2012. The new loan amount is $1.15 million with a maturity of October 15, 2014. The note bears interest at 5.5% and is secured by a Days Inn hotel located in Fredericksburg, Virginia (North).

On May 25, 2012, the Company acquired a Hilton Garden Inn in Dowell, Maryland (100 rooms) for $11.5 million, excluding closing costs and fees. The purchase was funded with a portion of the net proceeds from the sale of the Series C Convertible preferred stock.

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

As of September 30, 2012, the amount available on our revolving credit facility with Great Western Bank was reduced from $12.5 million to $12.0 million.

Redemption of Noncontrolling Preferred Operating Partnership Units

At September 30, 2012, Supertel Limited Partnership had 11,424 preferred operating units (“Preferred OP Units”) outstanding. The redemption value for the Preferred OP Units is $0.1 million for September 30, 2012. The Preferred OP Units are convertible by the holders into Common operating units (“Common OP Units”) on a one-for-one basis or, pursuant to an extension agreement by the holders with SLP, may be redeemed for cash at the option of the holder at $10 per unit on or after October 24, 2012.

There were no Preferred OP Units redeemed during the three or nine months ending September 30, 2012. All 11,424 Preferred OP Units were subsequently redeemed on October 24, 2012.

Capital Commitments

Below is a summary of certain obligations that will require capital (dollars in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$129,584	$32,710	$46,839	$23,346	$26,689
Land leases	5,645	60	481	470	4,634
Other	294	154	140	—	—

Total contractual obligations	$135,523	$32,924	$47,460	$23,816	$31,323

The column titled Less than 1 Year represents payments due for the balance of 2012. Long-term debt includes debt on properties classified in continuing operations. The debt related to properties held for sale (and expected to be sold in the next 12 months, with the respective debt paid) of $22.3 million is not included in the table above.

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

Non financial assets

During the three months ending March 31, 2012, Level 3 inputs were used to determine non-cash impairment losses of $1.8 million on eight held for sale hotels, one property reclassified as held for sale, and one hotel subsequently sold and recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.4 million on two hotels that were reclassified into held for use. During the three months ended June 30, 2012, impairment losses of approximately $0.1 million were recorded on eight held for sale hotels offset by approximately $0.1 million of recovery on two held for sale hotel and approximately $6,000 of recovery on one sold hotel. In addition, $4.1 million of impairment loss was recorded on two hotels classified as held for use. During the three months ended September 30, 2012, impairment losses of $1.6 million and $1.1 million were recorded on eight hotels held for sale and two hotels that were reclassified as held for sale, respectively.

During the three months ending March 31, 2011, Level 3 inputs were used to determine non-cash impairment losses of approximately $47,000 on four hotels held for sale, $0.2 million on four hotels subsequently sold and $0.2 million on one hotel that was subsequently placed back into held for use. The Company also recorded a recovery of approximately $26,000 of previously recorded impairment loss on one hotel at the time of sale. During the three months ended June 30, 2011 the Company recorded impairment loss of $0.7 million on six hotels held for sale, approximately $29,000 of impairment loss on three sold hotels and approximately $22,000 of recovery on one hotel sold and approximately $86,000 of recovery on one hotel subsequently sold. In addition impairment of $0.8 million was recorded on two hotels that were reclassified from held for sale into held for use, $0.6 million on one property reclassified as held for sale, and $2.8 million on one hotel classified as held for use. During the three months ended September 30, 2011, impairment of $0.4 million was recorded on eight held for sale hotels, a recovery of approximately $56,000 on one hotel reclassified as held for sale, and a loss of $15,000 on one hotel which was subsequently reclassified as held for sale. In addition, an impairment recovery of approximately $64,000 was recorded on two hotels sold and losses of $37,000 on two properties subsequently sold. Impairment of $2.2 million was also recorded on three held for use hotels.

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

Financial instruments

As of September 30, 2012, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis (in thousands):

	Fair Value at September 30, 2012	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$7,957	$—	$—	$7,957
Warrant derivative	9,310	—	—	9,310

	$17,267	$—	$—	$17,267

	Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$—	$—	$—	$—
Warrant derivative	—	—	—	—

	$—	$—	$—	$—

There were no transfers between levels during the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair market value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations during the periods. There were no Level 3 assets or liabilities measured on a recurring basis during the three or nine month periods ended September 30, 2011.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(dollars in thousands)	Fair Value at 6/30/2012	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value at 9/30/2012	Changes in Realized Gains (Losses) Included in Income on Instruments Held at 9/30/2012	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at 9/30/2012
Series C preferred embedded derivative	$7,701	$(256)	—	—	—	$7,957	—	$(256)
Warrant derivative	8,334	(976)	—	—	—	9,310	—	(976)

	$16,035	$(1,232)	$—	$—	$—	$17,267	$—	$(1,232)

(dollars in thousands)	Fair Value at 12/31/2011	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value at 9/30/2012	Changes in Realized Gains (Losses) Included in Income on Instruments Held at 9/30/2012	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at 9/30/2012
Series C preferred embedded derivative	$—	$(882)	$7,075	—	—	$7,957	—	$(882)
Warrant derivative	—	(696)	8,614	—	—	9,310	—	(696)

	$—	$(1,578)	$15,689	$—	$—	$17,267	$—	$(1,578)

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The carrying value and estimated fair value of the Company’s debt as of September 30, 2012 and December 31, 2011 are presented in the table below (in thousands):

	Carrying Value		Estimated Fair Value
	9/30/2012	12/31/2011	9/30/2012	12/31/2011
Continuing operations	$113,715	$127,941	$115,773	$129,740
Discontinued operations	22,285	37,904	22,610	38,706

Total	$136,000	$165,845	$138,383	$168,446

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

Key Performance Indicators

Earnings Before Interest, Taxes, Depreciation, Amortization, Noncontrolling Interest and Preferred Stock Dividends

The Company’s EBITDA for the three and nine months ended September 30, 2012 was $1.6 million and $7.9 million, respectively, representing a decrease of $2.4 million and an increase of $2.4 million from EBITDA reported for the three and nine months ended September 30, 2011, respectively. Adjusted EBITDA for the three and nine months ended September 30, 2012 was $5.9 million and $14.4 million, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA
Net loss attributable to common shareholders	$(3,102)	$(1,781)	$(6,129)	$(10,327)
Interest expense, including discontinued operations	2,372	3,462	7,599	9,426
Income tax expense (benefit), including discontinued operations	83	(111)	(225)	(1,238)
Depreciation and amortization, including discontinued operations	2,256	2,420	6,652	7,684

EBITDA	1,609	3,990	7,897	5,545
Noncontrolling interest	(1)	8	1	(5)
Net gain on disposition of assets	(564)	(1,126)	(5,827)	(1,461)
Impairment	2,732	2,561	8,249	7,823
Preferred stock dividend	837	369	2,332	1,105
Unrealized loss on derivatives	1,232	—	1,578	—
Acquisition expense	15	—	178	1

ADJUSTED EBITDA	$5,860	$5,802	$14,408	$13,008

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate EBITDA and Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though EBITDA and Adjusted EBITDA also do not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we add back noncontrolling interest, net (gain) loss on disposition of assets, preferred stock dividends and acquisition expenses, which are cash charges. We also add back impairment and unrealized gain or loss on derivatives, which are non-cash charges.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Funds from Operations

The Company’s funds from operations (“FFO”) for the three and nine months ended September 30, 2012 was $1.3 million, and $2.9 million, respectively, representing a decrease of $0.8 million and $0.8 million from FFO as reported for the three and nine months ended September 30, 2011, respectively. The Company’s Adjusted FFO for the three and nine months ended September 30, 2012 was $2.6 million and $4.7 million, respectively. Diluted FFO per share and diluted Adjusted FFO per share are computed after adjusting the numerator and denominator of the basic computation for the effects of any dilutive potential common shares outstanding during the period. Up to 30,000,000 shares of common stock may be issued upon conversion of the Series C convertible preferred stock, and adjustments are made for these shares in the computation of diluted FFO per share and diluted Adjusted FFO per share. Up to 7,105 shares of restricted stock are included in the computation of diluted FFO per share and diluted Adjusted FFO per share. The Company’s outstanding warrants to purchase common stock and stock options would be antidilutive and are not included in the dilution computation. 11,424 Preferred Operating Units are also not included in the dilution computation. FFO and Adjusted FFO are reconciled to net loss as follows (dollars in thousands):

	Three months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
RECONCILIATION OF NET LOSS TO FFO
Net loss attributable to common shareholders	$(3,102)	$(1,781)	$(6,129)	$(10,327)
Depreciation and amortization	2,256	2,420	6,652	7,684
Net gain on disposition of assets	(564)	(1,126)	(5,827)	(1,461)
Impairment	2,732	2,561	8,249	7,823

FFO available to common shareholders	$1,322	$2,074	$2,945	$3,719
Unrealized loss on derivatives	1,232	—	1,578	—
Acquisition expense	15	—	178	1

Adjusted FFO	$2,569	$2,074	$4,701	$3,720

FFO available to common shareholders	$1,322	$2,074	$2,945	$3,719
Dividends paid on series C convertible preferred stock	469	—	1,227	—

FFO for FFO per share - diluted	$1,791	$2,074	$4,172	$3,719

Adjusted FFO available to common shareholders	$2,569	$2,074	$4,701	$3,720
Dividends paid on series C convertible preferred stock	469	—	1,227	—

Adjusted FFO for Adjusted FFO per share - diluted	$3,038	$2,074	$5,928	$3,720

Weighted average number of shares outstanding for:
calculation of FFO per share - basic	23,084	23,005	23,076	22,963

calculation of FFO per share - diluted	53,091	23,005	49,225	22,963

FFO per share - basic	$0.06	$0.09	$0.13	$0.16

Adjusted FFO per share - basic	$0.11	$0.09	$0.20	$0.16

FFO per share - diluted	$0.03	$0.09	$0.08	$0.16

Adjusted FFO per share - diluted	$0.06	$0.09	$0.12	$0.16

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

We use FFO and AFFO as performance measures to facilitate a periodic evaluation of our operating results relative to those of our peers. We consider FFO and AFFO to be useful additional measures of performance for an equity REIT because they facilitate an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assume that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO and AFFO provide a meaningful indication of our performance.

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

NOI is a non-GAAP measure, and is not necessarily indicative of available earnings and should not be considered an alternative to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes. NOI is reconciled to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Earnings Before Net Loss on Dispositions of Assets,
Other Income, Interest Expense, and Income Taxes	$2,879	$2,679	$5,737	$3,848
Add back:
Termination Cost/Acquisition, termination expense	15	—	178	541
General And Administrative	943	906	2,957	3,010
Depreciation and Amortization	2,223	2,139	6,473	6,582
Hotel Operating Revenue—discontinued	4,714	6,552	14,641	18,984
Hotel Operating Expenses—discontinued	(4,065)	(5,570)	(12,721)	(16,464)
Other Expenses *	2,789	2,884	7,946	8,600

NOI	$9,498	$9,590	$25,211	$25,101

*	Other Expenses include both continuing and discontinued operations for Management Fees, Bonus Wages, Insurance, Real Estate and Personal property taxes, and miscellaneous expenses.

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

POI from continuing operations is reconciled to net loss as follows (dollars in thousands):

RECONCILIATION OF NET LOSS FROM CONTINUING OPERATIONS TO POI FROM CONTINUING OPERATIONS	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Net loss from continuing operations	$(424)	$(521)	$(5,612)	$(6,935)
Depreciation and amortization	2,223	2,139	6,473	6,582
Net loss on disposition of assets.	(11)	(1,139)	(5)	(1,125)
Other (income) expense	1,138	(2)	1,478	(107)
Interest expense	1,964	1,975	6,051	6,344
General and administrative expense	943	906	2,957	3,010
Acquisition, termination expense	15	—	178	1
Termination cost	—	—	—	540
Income tax (benefit) expense	212	139	111	(339)
Impairment expense	—	2,227	3,714	6,010

POI - continuing operations	$6,060	$5,724	$15,345	$13,981

POI from discontinued operations is reconciled to gain (loss) from discontinued operations, net of tax, as follows (dollars in thousands):

Reconciliation of gain (loss) from discontinued operations to POI - discontinued operations:	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Gain (loss) from discontinued operations	$(1,842)	$(883)	$1,816	$(2,292)
Depreciation and amortization from discontinued operations	33	281	179	1,102
Net gain on disposition of assets from discontinued operations	(553)	13	(5,822)	(336)
Interest expense from discontinued operations	408	1,487	1,548	3,082
General and administrative expense from discontinued operations	—	—	—	50
Impairment losses from discontinued operations	2,732	334	4,535	1,813
Income tax benefit from discontinued operations	(129)	(250)	(336)	(899)

POI—discontinued operations	$649	$982	$1,920	$2,520

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Same Store Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy, by region, for the three months ended September 30, 2012 and 2011, respectively. The comparisons of same store operations are for 72 hotels owned as of July 1, 2011. Same store calculations exclude 21 properties which are held for sale, and one property which was acquired during the second quarter of 2012 and therefore was not owned by the Company throughout each of the periods presented.

	Three months ended September 30, 2012				Three months ended September 30, 2011
Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$46.72	82.4%	$56.68	214	$44.27	80.9%	$54.70
West North Central	1,559	37.53	70.5%	53.27	1,559	36.79	70.5%	52.21
East North Central	978	45.99	68.5%	67.19	978	44.17	66.2%	66.76
Middle Atlantic	142	48.58	77.7%	62.50	142	50.60	83.1%	60.92
South Atlantic	2,388	30.08	66.8%	45.04	2,388	30.01	67.1%	44.70
East South Central	563	42.62	65.3%	65.26	563	43.41	66.9%	64.93
West South Central	373	22.12	50.0%	44.19	373	26.89	59.4%	45.29

Total Same Store	6,217	$36.12	67.6%	$53.40	6,217	$35.93	68.2%	$52.71

South Atlantic Acquisitions	100	$94.53	76.6%	$123.43	—	$—	0.0%	$—

Total Acquisitions	100	$94.53	76.6%	$123.43	—	$—	0.0%	$—

Total Continuing Operations	6,317	$37.05	67.8%	$54.66	6,217	$35.93	68.2%	$52.71

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the three months ended September 30, 2012 and 2011, were as follows:

	Three months ended September 30, 2012				Three months ended September 30, 2011
Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Select Service
Upper Midscale
Comfort Inn/ Comfort Suites	1,350	$50.50	70.3%	$71.82	1,350	$51.12	71.3%	$71.66
Other Upper Midscale (1)	197	62.71	77.7%	80.67	197	59.80	76.2%	78.51

Total Upper Midscale	1,547	$52.04	71.2%	$73.04	1,547	$52.23	72.0%	$72.58

Midscale
Sleep Inn	153	32.64	57.6%	56.63	153	31.50	51.8%	60.82
Quality Inn	122	48.34	60.6%	79.75	122	42.44	57.6%	73.68
Baymont Inn	65	30.99	64.1%	48.37	65	25.18	45.4%	55.50

Total Midscale	340	$37.99	59.9%	$63.39	340	$34.19	52.6%	$64.97

Economy
Days Inn	1,026	30.31	58.6%	51.74	1,026	31.88	61.7%	51.71
Super 8	2,062	36.39	70.4%	51.66	2,062	35.95	71.0%	50.65
Other Economy (2)	144	42.86	58.7%	72.95	144	37.91	52.7%	71.92

Total Economy	3,232	$34.76	66.2%	$52.53	3,232	$34.75	67.2%	$51.71

Total Upper Midscale/Midscale/Economy	5,119	$40.20	67.3%	$59.74	5,119	$39.99	67.7%	$59.10

Economy Extended Stay (3)	1,098	$17.16	69.3%	$24.77	1,098	$16.98	70.5%	$24.08

Total Same Store	6,217	$36.12	67.6%	$53.40	6,217	$35.93	68.2%	$52.71

Upscale Acquisitions
Hilton Garden Inn	100	$94.53	76.6%	$123.43	—	$—	0.0%	$—

Total Upscale Acquisitions	100	$94.53	76.6%	$123.43	—	$—	0.0%	$—

Total Continuing Operations	6,317	$37.05	67.8%	$54.66	6,217	$35.93	68.2%	$52.71

1	Includes Hampton and Holiday Inn Express brands
2	Includes Guesthouse and Independent brands
3	Includes Savannah Suites

The following properties have been moved from the same store portfolio during the reporting period and classified as held for sale:

Ramada Inn, Ellenton FL

Comfort Suites, Dover DE

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The following table presents our RevPAR, ADR and Occupancy, by region, for the nine months ended September 30, 2012 and 2011, respectively. The comparisons of same store operations (excluding Held For Sale hotels) are for 72 hotels owned as of January 1, 2011. Same store calculations exclude 21 properties which are held for sale, and one property which was acquired during the second quarter of 2012 and therefore was not owned by the Company throughout each of the periods presented.

	Nine months ended September 30, 2012				Nine months ended September 30, 2011
Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$37.46	71.4%	$52.46	214	$34.29	67.6%	$50.74
West North Central	1,559	32.95	64.1%	51.38	1,559	32.03	64.3%	49.79
East North Central	978	37.62	59.9%	62.76	978	36.87	59.1%	62.40
Middle Atlantic	142	44.78	73.9%	60.64	142	43.32	74.3%	58.30
South Atlantic	2,388	30.25	68.0%	44.49	2,388	29.56	68.5%	43.14
East South Central	563	40.66	61.9%	65.73	563	38.89	59.5%	65.35
West South Central	373	23.49	53.7%	43.75	373	28.53	64.8%	44.03

Total Same Store	6,217	$33.22	64.6%	$51.41	6,217	$32.59	65.0%	$50.10

South Atlantic Acquisitions	100	$94.10	75.8%	$124.16	—	$—	0.0%	$—

Total Acquisitions	100	$94.10	75.8%	$124.16	—	$—	0.0%	$—

Total Continuing Operations	6,317	$33.68	64.7%	$52.05	6,217	$32.59	65.0%	$50.10

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the nine months ended September 30, 2012 and 2011, were as follows:

	Nine months ended September 30, 2012				Nine months ended September 30, 2011
Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Select Service
Upper Midscale
Comfort Inn/ Comfort Suites	1,350	$46.78	67.1%	$69.69	1,350	$44.99	65.1%	$69.12
Other Upper Midscale (1)	197	59.22	75.4%	78.56	197	56.14	73.3%	76.60

Total Upper Midscale	1,547	$48.37	68.2%	$70.94	1,547	$46.41	66.1%	$70.18

Midscale
Sleep Inn	153	34.41	54.5%	63.08	153	33.00	53.0%	62.26
Quality Inn	122	34.79	47.8%	72.72	122	29.35	43.8%	66.97
Baymont Inn	65	30.21	57.7%	52.40	65	25.47	44.6%	57.07

Total Midscale	340	$33.74	52.7%	$63.98	340	$30.25	48.1%	$62.87

Economy
Days Inn	1,026	29.08	58.6%	49.64	1,026	30.77	62.3%	49.37
Super 8	2,062	31.18	63.6%	49.05	2,062	30.97	64.5%	48.05
Other Economy (2)	144	47.70	63.4%	75.18	144	41.27	57.4%	71.88

Total Economy	3,232	$31.26	62.0%	$50.43	3,232	$31.37	63.5%	$49.43

Total Upper Midscale/Midscale/Economy	5,119	$36.60	63.2%	$57.87	5,119	$35.84	63.2%	$56.66

Economy Extended Stay (3)	1,098	$17.47	71.0%	$24.62	1,098	17.45	73.4%	23.76

Total Same Store	6,217	$33.22	64.6%	$51.41	6,217	$32.59	65.0%	$50.10

Upscale Acquisitions
Hilton Garden Inn	100	$94.10	75.8%	$124.16	—	$—	0.0%	$—

Total Upscale	100	$94.10	75.8%	$124.16	—	$—	0.0%	$—

Total Continuing Operations	6,317	$33.68	64.7%	$52.05	6,217	$32.59	65.0%	$50.10

1	Includes Hampton and Holiday Inn Express brands
2	Includes Guesthouse and Independent Brands
3	Includes Savannah Suites

The following properties have been moved from the same store portfolio during the reporting period and classified as held for sale:

Ramada Inn, Ellenton FL

Comfort Suites, Dover DE

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

The Company received a waiver for non-compliance with a financial covenant with General Electric Capital Corporation on November 14, 2012, as described in, and incorporated herein by reference from, Item 2 of this Quarterly Report on Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6. Exhibits

Exhibit No.	Description

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements

Supertel Hospitality, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Kelly A. Walters
Kelly A. Walters
President and Chief Executive Officer

Dated this 14th day of November, 2012

By:	/s/ Corrine L. Scarpello
Corrine L. Scarpello
Chief Financial Officer and Secretary

Dated this 14th day of November, 2012

Supertel Hospitality, Inc., and Subsidiaries

Exhibits

Exhibit No.	Description

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements