Form 10-K
period 2012-12-31
SUPERTEL HOSPITALITY INC
filed 2013-03-20
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-34087

Supertel Hospitality, Inc.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1800 W. Pasewalk Ave., Norfolk, NE	68701
(Address of principal executive offices)	(Zip Code)

(402) 371-2520

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market, LLC
8% Series A Preferred Stock, $.01 par value per share	The NASDAQ Stock Market, LLC
10% Series B Preferred Stock, $.01 par value per share	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $18.9 million based on the $0.95 closing price as reported on the Nasdaq Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2013
Common Stock, $.01 par value per share	23,145,927 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) are incorporated into Part III.

PART I

Item 1.	Business

References to “we”, “our”, “us” and “Company” refer to Supertel Hospitality, Inc., including, as the context requires, its direct and indirect subsidiaries.

(a)	Description of Business

Overview

We are a self-administered real estate investment trust (REIT), and through our subsidiaries, as of December 31, 2012 we owned 86 limited service hotels in 22 states. Our hotels operate under several national franchise and independent brands.

Our significant events for 2012 include:

•	We completed a $30 million sale to Real Estate Strategies, L.P. of our Series C convertible preferred stock and warrants to purchase shares of our common stock;

•	We acquired a Hilton Garden Inn in Dowell, Maryland (100 rooms) for $11.5 million, excluding closing costs and fees;

•	We sold 15 hotels for gross proceeds of $25.5 million and used the net proceeds primarily to pay off the underlying loans;

•	We successfully refinanced $31.5 million of our debt which matured in 2012, including our $28.2 million Greenwich Capital loan;

•

As of December 31, 2012, we had 22 hotels classified as held for sale with a total net book value of $27.8 million. Gross proceeds from the sales are expected to be $32.7 million, and net proceeds will be used to pay off the underlying loans with remaining cash used to reduce short term borrowings; and

•	Non cash impairment charges of $10.2 million were booked against hotel properties.

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

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to our wholly owned taxable REIT subsidiaries. Under the REIT Modernization Act (“RMA”), which became effective January 1, 2000, REITs are permitted to lease their hotels to wholly owned taxable REIT subsidiaries. We formed TRS Leasing, Inc. and its wholly owned subsidiaries TRS Subsidiary LLC; SPPR TRS Subsidiary, LLC, SPPR-BMI TRS Subsidiary, LLC and SPPR-Dowell TRS Subsidiary, LLC (collectively the “TRS Lessee”) in accordance with the RMA. Pursuant to the RMA, the TRS Lessee is required to enter into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS Lessee. Accordingly the hotels are leased to our taxable TRS Lessee and are managed by Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”), Cherry Cove Hospitality Management, LLC (“Cherry Cove”), and HLC Hotels Inc. (“HLC”) pursuant to management agreements.

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

General At December 31, 2012, we owned, through our subsidiaries, 86 limited service hotels in 22 states. The hotels are operated by HMA (21 hotels), Strand (22 hotels), Kinseth (36 hotels), Cherry Cove (1 hotel) and HLC (6 hotels).

Mission Statement Our primary objective is to consistently generate a competitive rate of return for our shareholders through a disciplined approach to real estate investing.

Sale of Hotels We may undertake the sale of one or more of the hotels from time to time in response to changes in market conditions, our current or projected return on our investment in the hotels or other factors which we deem relevant. During the year 2010, nine of our hotels were sold and 18 properties were held for sale as of December 31, 2010; during the year 2011, six of our hotels were sold and 24 properties were held for sale as of December 31, 2011; and during the year 2012, 15 of our hotels were sold and 22 properties were held for sale as of December 31, 2012.

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

Internal Growth Strategy We seek to grow internally through improvements to our existing hotels’ operating results, principally through increased occupancy and average daily rates, and through reductions in operating expenses. Internally generated cash flow and any residual cash flow, together with funds generated through external financing sources will principally be used to fund acquisitions and ongoing capital improvements to our hotels including furniture, fixtures and equipment. In addition to the aforementioned uses, the Company must generate sufficient cash flow to meet other working capital needs, which include debt and dividend payments.

Acquisition Strategy Any acquisition of a hotel property requires approval of the Investment Committee of our Board of Directors. Our general investment criteria are described below:

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

Hotel Management HMA, Strand, Kinseth, Cherry Cove and HLC, all eligible independent contractors, manage our hotels pursuant to hotel management agreements with TRS Lessee. The hotel management agreements provide that the management companies have control of all operational aspects of the hotels, including employee-related matters. The management companies must generally maintain each hotel under their management in good repair and condition and make routine maintenance, repairs and minor alterations. Additionally, the management companies must operate the hotels in accordance with the national franchise agreements that cover the hotels, which includes, as applicable, using franchisor sales and reservation systems as well as abiding by franchisors’ marketing standards. The management companies may not assign their management agreements without our consent.

The management agreements generally require TRS Lessee to fund debt service, working capital needs and capital expenditures and fund the management companies’ third-party operating expenses, except those expenses not related to the operation of the hotels. TRS Lessee is responsible for obtaining and maintaining insurance policies with respect to the hotels.

Management Company Fees (HMA, Strand, Kinseth and Cherry Cove) The Company through TRS Lessee has management agreements with HMA, Strand and Kinseth as eligible independent contractors to manage 79 of the Company’s hotels. On May 25, 2012, SLP acquired a Hilton Garden Inn in Dowell, Maryland. In connection with the acquisition, the Company, through TRS Lessee, entered into a separate management agreement with Cherry Cove as an eligible independent contractor to manage the hotel.

Each of HMA, Strand, Kinseth, and Cherry Cove receives a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel income and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

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

HMA manages 21 Company hotels in Arkansas, Louisiana, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s seven economy extended-stay hotels located in Georgia and South Carolina, as well as 15 additional Company hotels located in Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 36 Company hotels in eight states primarily in the Midwest. Each of the management agreements with HMA, Strand and Kinseth expire on May 31, 2014, and the management agreement with Cherry Cove expires on May 24, 2015. The management agreements renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

HLC Management Fee The hotel management agreement with HLC, as amended, provides for HLC to operate and manage our six Masters Inn hotels, located in South Carolina, Georgia, Florida and Alabama, through December 31, 2013. The agreement provides for HLC to receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

Franchise Affiliation

Our 86 hotels owned at December 31, 2012 operate under the following national and independent brands:

Franchise Brand	Number of Hotels

Super 8 (1)	33
Comfort Inn/Comfort Suites (2)	17
Days Inn (1)	10
Savannah Suites (6)	7
Masters Inn (5)	6
Quality Inn (2)	3
Hampton Inn (3)	2
Sleep Inn (2)	2
Guesthouse Inn (4)	1
Supertel Inn (5)	1
Baymont Inn (1)	1
Hilton Garden Inn (3)	1
Independent	1
Key West Inns (7)	1

86

(1)	Super 8 ®, Days Inn ®, and Baymont Inn ® are registered trademarks of Wyndham Worldwide.
(2)	Comfort Inn ® , Comfort Suites ®, Sleep Inn ®, and Quality Inn® are registered trademarks of Choice Hotels International, Inc.
(3)	Hampton Inn ® and Hilton Garden Inn® are registered trademarks of Hilton Hotels Corporation.
(4)	Guesthouse ® is a registered trademark of Guesthouse International Franchise Systems, Inc.
(5)	Supertel Inn® and Masters Inn® are registered trademarks of Supertel Hospitality, Inc.
(6)	Savannah Suites® is a registered trademark of Guest House Inn Corp.
(7)	Key West Inn ® is a registered trademark of Key West Inns.

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

Employees

At December 31, 2012, the REIT had 18 employees. The management companies, which manage the 86 hotels, had workforces of approximately 1,366 employees, which are dedicated to the operation of the hotels.

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

Item 1A. RISK FACTORS

Risks Related to Our Business

The current economy has negatively impacted the hotel industry and our business, and we incurred losses in fiscal years 2012, 2011, 2010 and 2009.

The current difficulties in the credit markets, a soft economy and apprehension among consumers have negatively impacted the hotel industry and our business and we incurred net losses of $10.2 million, $17.5 million, $10.6 million and $27.5 million for our 2012, 2011, 2010, and 2009 fiscal years, respectively.

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

Under the terms of the management agreements between TRS Lessee and HMA, Strand, Kinseth, Cherry Cove and HLC, our ability to participate in operating decisions regarding the hotels is limited. We depend on our management companies to adequately operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force HMA, Strand, Kinseth, Cherry Cove or HLC to change their methods of operation of our hotels. We can only seek redress if a management company violates the terms of the management agreement with TRS Lessee, and then only to the extent of the remedies provided for under the terms of the applicable management agreement. If any of the foregoing occurs at franchised hotels, our relationship with the franchisors may be damaged, and we may be in breach of one or more of our franchise agreements. Additionally, in the event that we need to replace a management company, we may experience decreased occupancy and other significant disruptions at our hotels and in our operations generally.

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

We sold 15 hotels in 2012, and we sold six hotels in 2011. At December 31, 2012, we have 22 hotel properties held for sale. We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our disposition strategy. In the event that we cannot fully execute our disposition strategy or realize the benefits therefrom, we may not be able to satisfy our liquidity needs (including meeting our debt service obligations) and will not be able to fully execute our growth strategy.

A recession could have a material adverse effect on our results of operations.

The performance of the hotel industry usually follows the general economy. During the recession of 2008 and 2009, overall travel was reduced, which had a significant effect on our results of operations. Uncertainty in the strength and direction of the recovery and continued high unemployment have slowed the pace of the overall economic recovery. A stall in the economic recovery or a resurgent recession could have a material adverse effect on our results of operations.

The weak economy may adversely impact our current and future borrowings.

The Company’s operating performance, as well as its liquidity position, has been and continues to be negatively affected by economic conditions, many of which are beyond our control. Given the deterioration and uncertainty in the economy and financial markets, management believes that access to conventional sources of capital will be challenging. We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and deteriorating economic conditions. We expect lenders will continue to maintain tight lending standards, which could make it more difficult for us to obtain future credit facilities or loans on terms similar to the terms of our current credit facilities and loans or to obtain long-term financing on favorable terms or at all. If our plans to meet our liquidity requirements in the weak economy are not successful, we may violate our loan covenants. If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on favorable terms, if at all.

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

Our shares of common stock, Series A preferred stock and Series B preferred stock may be delisted from the NASDAQ Global Market if the closing bid price for our shares of commons stock is not maintained at $1.00 per share or higher.

NASDAQ imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. The price of the shares of our common stock must trade at or above $1.00 to comply with NASDAQ’s minimum bid requirement for continued listing on the NASDAQ Global Market.

If the closing price of our shares fails to meet NASDAQ’s minimum bid price requirement for 30 consecutive days, or if we otherwise fail to meet all other applicable requirements of the NASDAQ Global Market, NASDAQ may make a determination to delist our shares of common stock. If our common stock is delisted, our Series A preferred stock and Series B preferred stock would also be delisted. We have twice previously failed to meet the NASDAQ’s minimum bid price requirement for our common stock, but in each instance regained compliance during the permitted grace period. The delisting of our common stock from trading on NASDAQ could have a significant negative effect on the market for, and liquidity and value of, our common stock.

The impact of the weak economy on lenders may impact our future borrowings.

The weakness of the national economy has increased the financial instability of some lenders. As a result, we expect lenders may continue to maintain tight lending standards, which could make it more difficult for us to obtain future credit facilities or loans on terms similar to the terms of our current credit facilities and loans or to obtain long-term financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to obtain cost-effective financing.

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

We analyze our assets for impairment when events or circumstances occur that indicate an asset’s carrying value may not be recoverable. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value. Our operating results for 2012 and 2011 included $10.2 million and $14.3 million, respectively, of impairment charges related to our hotels sold, held for sale, and held for use. As a result of continued economic weakness, we may incur additional impairment charges, which will negatively affect our results of operations. We can provide no assurance that any impairment loss recognized would not be material to our results of operations.

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

We seek to maintain a total stabilized debt level of no more than 60% of our aggregate property investment at cost. We, however, may change or eliminate this target at any time without the approval of our stockholders. We believe our debt to the market value of our properties is too high. In the future, we and our subsidiaries may incur substantial additional debt, including secured debt. Incurring such debt could subject us to many risks, including the risks that:

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

If we violate covenants in our indebtedness agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on favorable terms, if at all. Our Great Western Bank and GE Franchise Finance Commercial LLC (“GE”) facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on certain other loans, and such default would permit that lender to accelerate our indebtedness under any such loan.

Approximately $37.2 million of the Company’s debt is currently scheduled to mature in 2013. Because we do not expect to have sufficient funds from operating activities to repay our debt at maturity, we intend to refinance this debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our hotel properties on disadvantageous terms, potentially resulting in losses adversely affecting cash flow from operating activities. In addition, we may place mortgages on our hotel properties to secure our lines of credit or other debt. To the extent we cannot meet these debt service obligations, we risk losing some or all of those properties to foreclosure. Additionally, our debt covenants could impair our planned strategies and, if violated, result in a default of our debt obligations.

Higher interest rates could increase debt service requirements on our floating rate debt and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities or other purposes. At January 31, 2013, approximately 11.1% of our debt had floating rates. We may obtain in the future one or more forms of interest rate protection - in the form of swap agreements, interest rate cap contracts or similar agreements - to “hedge” against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

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

Seventy two of our hotels operate under third party franchise agreements and we are subject to the risks of concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to any one of our particular brands. Risks associated with our brands could adversely affect our lease revenues and the amounts available for distribution to our shareholders.

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Our franchisors periodically inspect our hotels to ensure that we and TRS Lessee follow their standards. Failure to maintain these standards or other terms and conditions could result in a franchise license being canceled. As a condition of our continued holding of a franchise license, a franchisor could possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

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

An industry downturn could adversely affect our results of operations.

If room supply outpaces demand, our operating margins may deteriorate and we may be unable to execute our business plan, which could adversely affect our results of operation. In addition, if this trend continues, we may be unable to continue to meet our debt service obligations or to obtain necessary additional financing.

Our borrowing costs are sensitive to fluctuations in interest rates.

Higher interest rates could increase debt service requirements on our floating rate debt including any borrowings under our credit facilities or loans. Any borrowings under our credit facilities or loans having floating interest rates may increase due to market conditions. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our hotel investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

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

Investment Concentration in Particular Segments of Single Industry

Our entire business is hotel-related. Although we intend to invest in upper midscale and upscale properties in the future, our hotel portfolio is concentrated in midscale and economy hotel properties. Therefore, a downturn in the hotel industry in general and the economy and midscale segments in particular will have a material adverse effect on our revenues and amounts available for distribution to our shareholders.

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

Our company could be responsible for the costs discussed above if it found itself in one or more of these situations. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could affect the funds available for distribution to our shareholders. To determine whether any costs of this nature might be required, we commissioned Phase I environmental site assessments, or “ESAs”, before we acquired our hotels, and in 2002, commissioned new ESAs for 32 of our hotels in conjunction with a refinancing of the debt obligations of those hotels. These studies typically included a review of historical information and a site visit, but not soil or groundwater testing. We obtained the ESAs to help us identify whether we might be responsible for cleanup costs or other costs in connection with our hotels. The ESAs on our hotels did not reveal any environmental conditions that are likely to have a material adverse effect on our business, assets, results of operations or liquidity. However, ESAs do not always identify all potential problems or environmental liabilities. Consequently, we may have material environmental liabilities of which we are unaware.

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

Our hotels may contain or develop harmful environmental challenges, such as mold or bed bugs, which could lead to liability for adverse health effects and costs of remediating the problem.

Bed bug infestation can cause adverse health effects, including skin rashes, psychological effects and allergic symptoms. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or bed bugs at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or remove the bed bugs from the affected property, which would reduce our cash available for distribution. In addition, the presence of significant mold or bed bugs could expose us to liability from our guests, employees or our management companies and others if property damage or health concerns arise.

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

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. In 2013, the maximum tax rate on dividend income for certain taxpayers was raised to 20% (plus a 3.8% net investment income tax). This reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and stockholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs do not qualify for the dividend tax reduction because, as a result of the dividends paid deduction to which REITs are entitled, REITs generally do not pay corporate level tax on income that they distribute to stockholders. As a result of that legislation, individual, trust, and estate investors could view stocks of non-REIT corporations as more attractive relative to shares of REITs than was the case previously because the dividends paid by non-REIT corporations are subject to lower tax rates for such investors.

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

A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We undertook specific disposition programs beginning in 2001 (that included the sale of 23 hotels through December 31, 2004) and 2008 (that included the sale of 40 hotels through December 31, 2012). We held the disposed hotels for an average period of 13.0 years and did not acquire the hotels for purposes of resale. Accordingly, we do not believe any of those hotels were held primarily for sale in the ordinary course of our trade or business. However, if the Internal Revenue Service would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

The ability of our board of directors to change our major corporate policies may not be in your interest.

Our board of directors determines our major corporate policies, including our acquisition, financing, growth, operations and distribution policies. Our board may amend or revise these and other policies from time to time without the vote or consent of our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Company headquarters is located in Norfolk, Nebraska. The following table sets forth certain information with respect to the hotels owned by us as of December 31, 2012:

Hotel Brand	Rooms	Hotel Brand	Rooms	Hotel Brand	Rooms

Baymont Inn		Hampton Inn		Super 8
Brooks, KY	65	Cleveland, TN	59	Batesville, AR	49
		Shelby, NC	76	Billings, MT	106
Comfort Inn /Comfort Suites				Boise, ID	108
Alexandria, VA	150	Hilton Garden Inn		Burlington, IA	62
Beacon Marina-Solomons, MD	60	Dowell, MD	100	Clarinda, IA	40
Chambersburg, PA	63			Columbus, GA	74
Culpeper, VA	49	Independent		Columbus, NE	63
Farmville, VA	51	Harlan, KY	62	Cornhusker–Lincoln, NE	133
Fayetteville, NC	120			Creston, IA	121
Fort Wayne, IN	127	Key West Inns		Ft. Madison, IA	40
Glasgow, KY	60	Key Largo, FL	40	Green Bay, WI	83
Lafayette, IN	62			Hays, KS	76
Louisville, KY	69	Masters Inn		Iowa City, IA	84
Marion, IN	62	Charleston, SC	150	Jefferson City, MO	77
Morgantown, WV	80	Columbia, SC (I26)	112	Keokuk, IA	61
New Castle, PA	79	Columbia, SC (Knox Abbott)	109	Kirksville, MO	61
Princeton, WV	51	Garden City, GA	128	Manhattan, KS	85
Rocky Mount, VA	61	Seffner, FL (East Tampa)	117	Menomonie, WI	81
South Bend, IN	135	Tuscaloosa, AL	151	Moberly, MO	60
Warsaw, IN	71			Mt. Pleasant, IA	55
		Quality Inn		Norfolk, NE	64
Days Inn		Danville, KY	63	O’Neill, NE	72
Alexandria, VA	200	Minocqua, WI	51	Omaha, NE	116
Ashland, KY	63	Sheboygan, WI	59	Pella, IA	40
Bossier City, LA	176			Pittsburg, KS	64
Farmville, VA	59	Savannah Suites		Portage, WI	61
Fredericksburg, VA (North)	120	Augusta, GA	172	Shawano, WI	55
Fredericksburg, VA (South)	156	Chamblee, GA	120	Storm Lake, IA	59
Glasgow, KY	58	Greenville, SC	170	Terre Haute, IN	117
Shreveport, LA	148	Jonesboro, GA	172	Tomah, WI	65
Sioux Falls, SD (Airport)	86	Pine Street - Atlanta, GA	164	Wayne, NE	40
Sioux Falls, SD (Empire)	79	Savannah, GA	160	West Dodge– Omaha, NE	101
		Stone Mountain, GA	140	West Plains, MO	49
Guest House Inn
Ellenton, FL	63	Sleep Inn		Supertel Inn
		Louisville, KY	63	Creston, IA	41
		Omaha, NE	90

				Total	7,614

Additional property information is found in Item 8 Schedule III of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

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

Not applicable.

Executive Officers of the Company as of March 15, 2013

The following are executive officers of the Company as of March 15, 2013:

Kelly A. Walters, Director, President and Chief Executive Officer. Mr. Walters joined the Company and became President and Chief Executive Officer on April 14, 2009 as the successor to Paul Schulte, the firm’s co-founder and then president. Mr. Walters, age 52, is a former Senior Vice President for North Dakota-based Investors Real Estate Trust (IRET), a self-advised equity real estate investment trust. Prior to IRET, he was Senior Vice President and Chief Investment Officer of Omaha based Magnum Resources, Inc., a privately held real estate investment and operating company. Preceding Magnum Resources, Walters was an officer and senior portfolio manager at Brown Brothers Harriman & Company in Chicago. He also held investment positions with Peter Kiewit Sons’ Inc. He holds a B.S.B.A. degree in banking and finance from the University of Nebraska at Omaha and an EMBA from the University of Nebraska.

Corrine L. Scarpello, Senior Vice President and Chief Financial Officer. Ms. Scarpello became Chief Financial Officer of the Company on August 31, 2009. She joined the Company in November 2005 having worked for a year as a consultant for the Company and its management company. Ms. Scarpello, age 58, previously worked for Mutual of Omaha for 17 years, serving as the Vice President of Accounting and Administration for a subsidiary and as Manager in their mergers and acquisitions department. Ms. Scarpello also has accounting and auditing experience with PricewaterhouseCoopers (formerly Coopers and Lybrand) and is a CPA. Ms. Scarpello is currently a director of Nature Technology Corp., a biotech company. Ms. Scarpello is a graduate of the University of Nebraska at Omaha.

Steven C. Gilbert, Senior Vice President and Chief Operating Officer. Mr. Gilbert joined the Company as Senior Vice President of CAP EX in July 2001 and became Chief Operating Officer on August 27, 2009. Mr. Gilbert, age 64, had previously served as Senior Vice President of CAP-EX for Humphrey Hospitality Management, Inc. (1999-2001) and for old Supertel Hospitality, Inc. (1991-1999). Mr. Gilbert worked in various sales, purchasing and construction management positions prior to joining old Supertel Hospitality, Inc. in 1991.

Patrick E. Beans, Senior Vice President and Treasurer. Mr. Beans joined the Company on January 21, 2013 as an assistant treasurer and was named Senior Vice President, Treasurer on March 13, 2013. Mr. Beans, age 55, previously served with National Research Corporation for 18 years, a Nasdaq listed company and a provider of performance measurement and improvement services, healthcare analytics and governance education to the healthcare industry in the United States and Canada, as the principal financial officer beginning August 1994, Vice President, Treasurer, Chief Financial Officer, Secretary and a director from 1997 until September 1, 2011, and as Senior Vice President Corporate Development until September, 2012. From June 1993 until August 1994, Mr. Beans was the finance director for the Central Interstate Low-Level Radioactive Waste Commission, a five-state compact developing a low-level radioactive waste disposal plan. From 1979 to 1988 and from June 1992 to June 1993, he practiced as a certified public accountant. Mr. Beans is a graduate of Doane College.

PART II

Item 5. Market for the Registrant’s Common Equity / Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

The common stock trades on the Nasdaq Global Market under the symbol “SPPR.” The closing sales price for the common stock on March 7, 2013 was $1.18 per share. The table below sets forth the high and low sales prices per share reported on the Nasdaq Global Market for the periods indicated.

	Supertel Hospitality, Inc. Common Stock
	High	Low

2011
First Quarter	$1.90	$1.51
Second Quarter	$1.68	$0.90
Third Quarter	$1.18	$0.70
Fourth Quarter	$0.93	$0.60

2012
First Quarter	$1.35	$0.62
Second Quarter	$1.12	$0.73
Third Quarter	$1.11	$0.80
Fourth Quarter	$1.10	$0.95

(b)	Holders

As of March 8, 2013, the approximate number of holders of record of the common stock was 114 and the approximate number of beneficial owners was 2,930.

(c)	Dividends

No dividends on common stock were paid for 2011 and 2012. The actual amount of future dividends will be determined by the board of directors based on the actual results of operations, economic conditions, capital expenditure requirements and other factors that the board of directors deems relevant.

The Company continued to timely pay dividends on its shares of preferred stock during 2011 and 2012.

PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock for the period December 31, 2007 through December 31, 2012, with the cumulative total return on the SNL securities Hotel REIT Index (“Hotel REITs Index”) and the NASDAQ Composite (“NASDAQ - Total US Index”) for the same period. The Hotel REITs Index is comprised of publicly traded REITs that focus on investments in hotel properties. The NASDAQ Composite is comprised of all United States common shares traded on the NASDAQ Stock Market (previously titled NASDAQ - Total US). The comparison assumes a starting investment of $100 on December 31, 2007 in our common stock and in each of the indices shown, and assumes that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Supertel Hospitality, Inc.	100.00	31.38	27.69	29.17	12.09	18.83
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL REIT Hotel	100.00	40.00	66.25	93.17	81.05	91.43

Source: SNL Financial LC, Charlottesville, VA

© 2013

Item 6.	Selected Financial Data

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

(In thousands, except per share data)	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008

Operating data (1):
Room rentals and other hotel services (2)	$70,573	$67,031	$66,394	$63,973	$70,563

Net earnings (loss) from continuing operations	(11,259)	(8,235)	(4,854)	(10,137)	1,031
Discontinued operations	1,039	(9,242)	(5,748)	(17,388)	6,228

Net earnings (loss)	(10,220)	(17,477)	(10,602)	(27,525)	7,259
Noncontrolling interest	10	32	17	130	(603)

Net earnings (loss) attributable to controlling interests	(10,210)	(17,445)	(10,585)	(27,395)	6,656
Preferred stock dividends	(3,169)	(1,474)	(1,474)	(1,474)	(1,160)
Net earnings (loss) available to common shareholders	(13,379)	(18,919)	(12,059)	(28,869)	5,496

EBITDA (3)	11,078	1,575	10,116	(3,260)	34,021

Adjusted EBITDA (3)	17,063	15,997	18,573	19,968	30,508

FFO (5)	(2,253)	3,933	6,571	7,256	15,147

Adjusted FFO (5)	(1,766)	4,057	6,649	7,256	15,202

Weighted average number of shares outstanding:
basic	23,080	22,978	22,556	21,647	20,840

diluted for EPS calculation	23,080	22,978	22,556	21,647	20,840

diluted for FFO per share calculation	23,080	22,978	22,556	21,647	22,346

Net earnings per common share from continuing operations - basic	(0.62)	(0.42)	(0.28)	(0.53)	(0.04)

Net earnings per common share from discontinued operations - basic	0.04	(0.40)	(0.25)	(0.80)	0.30

Net earnings per common share basic	(0.58)	(0.82)	(0.53)	(1.33)	0.26

Net earnings per common share diluted	(0.58)	(0.82)	(0.53)	(1.33)	0.26

FFO per share - basic	(0.10)	0.17	0.29	0.34	0.73

Adjusted FFO per share - basic	(0.08)	0.18	0.29	0.34	0.73

FFO per share - diluted	(0.10)	0.17	0.29	0.34	0.71

Adjusted FFO per share - diluted	(0.08)	0.18	0.29	0.34	0.71

Total assets	201,847	221,172	256,644	274,395	321,477
Total debt	132,821	165,845	175,010	189,513	202,806
Net cash flow:
Provided by operating activities	3,789	2,865	7,672	6,101	20,605
Provided (used) by investing activities	7,017	8,147	6,865	12,025	(22,558)
Provided (used) by financing activities	(10,194)	(11,066)	(14,632)	(18,410)	1,499

Dividends per share (6)	—	—	—	—	0.46

Reconciliation of Weighted average number of shares for EPS diluted to FFO diluted:
EPS diluted shares	23,080	22,978	22,556	21,647	20,840
Common stock issuable upon exercise or conversion of:
Series A Preferred Stock (7)	—	—	—	—	1,506

FFO diluted shares	23,080	22,978	22,556	21,647	22,346

(In thousands, except per share data)	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008

RECONCILIATION OF NET EARNINGS (LOSS) TO ADJUSTED EBITDA
Net earnings (loss) available to common shareholders	$(13,379)	$(18,919)	$(12,059)	$(28,869)	$5,496
Interest, including discontinued operations	10,060	12,402	12,224	13,015	13,848
Income tax expense (benefit), including discontinued operations (4)	5,610	(1,904)	(1,757)	(1,647)	(305)
Depreciation and amortization, including discontinued operations	8,787	9,996	11,708	14,241	14,982

EBITDA	11,078	1,575	10,116	(3,260)	34,021
Noncontrolling interest	(10)	(32)	(17)	(130)	603
Net gain on disposition of assets	(7,833)	(1,452)	(1,276)	(2,264)	(5,581)
Impairment	10,172	14,308	8,198	24,148	250
Preferred stock dividend	3,169	1,474	1,474	1,474	1,160
Unrealized loss on derivatives	247	—	—	—	—
Acquisition expense	240	124	78	—	55

Adjusted EBITDA	$17,063	$15,997	$18,573	$19,968	$30,508

RECONCILIATION OF NET EARNINGS TO FFO
Net earnings (loss) available to common shareholders	$(13,379)	$(18,919)	$(12,059)	$(28,869)	$5,496
Depreciation and amortization, including discontinued operations	8,787	9,996	11,708	14,241	14,982
Net gain on disposition of continuing and discontinued assets	(7,833)	(1,452)	(1,276)	(2,264)	(5,581)
Impairment	10,172	14,308	8,198	24,148	250

FFO available to common shareholders	$(2,253)	$3,933	$6,571	$7,256	$15,147

Unrealized loss on derivatives	$247	$—	$—	$—	$—
Acquisitions expense	240	124	78	—	55

Adjusted FFO	$(1,766)	$4,057	$6,649	$7,256	$15,202

(1)	Revenues for all periods exclude revenues from hotels sold or classified as held for sale, which are classified in discontinued operations in the statements of operations.
(2)	Hotel revenues include room and other revenues from the operations of the hotels.
(3)	EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate EBITDA and Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though EBITDA and Adjusted EBITDA also does not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we add back noncontrolling interest, net (gain) loss on disposition of assets, preferred stock dividends and acquisition expenses, which are cash charges. We also add back impairment and unrealized gain or loss on derivatives, which are non-cash charges.

EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined by GAAP and should not be considered as alternatives to net income, cash flow from operations or any other operating performance measure prescribed by GAAP. EBITDA and Adjusted EBITDA are not measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make cash distributions. Neither do the measurements reflect cash expenditures for long-term assets and other items that have been and will be incurred. EBITDA and Adjusted EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of our operating performance. EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

(4)	Income tax (benefit) including discontinued operations for 2012 includes an income tax valuation allowance expense of $6,337.
(5)	FFO and Adjusted FFO (“AFFO”) are non-GAAP financial measures. We consider FFO and AFFO to be market accepted measures of an equity REIT’s operating performance, which are necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with GAAP, excluding gains (or losses) from sales of real estate assets, plus depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition. AFFO is FFO adjusted to exclude gains or losses on derivative liabilities, which are noncash charges against income, and which do not represent results from our core operations. AFFO also adds back acquisition costs. FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO and AFFO should not be considered as alternatives to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

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

(6)	Represents dividends declared by us. The 2008 fourth quarter dividend of $0.08 was paid in February 2009, and was reported as a component of 2009 dividend payments for income tax purposes (representing $0.053 capital gain distribution and $0.027 nondividend distribution).
(7)	The conversion rights of the Series A preferred stock were cancelled as of February 20, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a self-administered REIT, and through our subsidiaries, we owned 86 limited service hotels in 22 states at December 31, 2012. Our hotels operate under several national franchise and independent brands.

Our significant events for 2012 include:

•	We completed a $30 million sale to Real Estate Strategies, L.P. of our Series C convertible preferred stock and warrants to purchase shares of our common stock;

•	We acquired a Hilton Garden Inn in Dowell, Maryland (100 rooms) for $11.5 million, excluding closing costs and fees;

•	We sold 15 hotels for gross proceeds of $25.5 million and used the net proceeds primarily to pay off the underlying loans;

•	We successfully refinanced $31.5 million of our debt which matured in 2012, including our $28.2 million Greenwich Capital loan;

•

As of December 31, 2012, we had 22 hotels classified as held for sale with a total net book value of $27.8 million. Gross proceeds from the sales are expected to be $32.7 million, and net proceeds will be used to pay off the underlying loans with remaining cash used to reduce short term borrowings; and

•	Non cash impairment charges of $10.2 million were booked against hotel properties.

As of December 31, 2012, the Company had 22 hotels classified as held for sale. At the beginning of 2012, the Company had 24 hotels held for sale and during the year classified an additional fourteen hotels as held for sale. Fifteen of these hotels were sold during 2012, and one of the hotels was reclassified as held for use due to changes in the property’s market condition. Since our previously filed financial statements on Form 10-Q as of September 30, 2012, in addition to the eight hotels sold, nine hotels were reclassified as held for sale. The impact of these changes was to decrease losses from continuing operations by $2.7 million and $0.8 million for the years ended 2011 and 2010, respectively, compared to the previously filed financial statements.

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

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2012 and 2011, and results of operations for the years ended December 31, 2012, 2011 and 2010, and should be read along with the consolidated financial statements and related notes.

Same Store Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy by region for 2012, 2011 and 2010 respectively. The comparisons of same store operations are for 63* hotels owned as of January 1, 2011. Same store calculations exclude 22 properties which are held for sale, and one property which was acquired during the second quarter of 2012 and therefore was not owned by the Company throughout each of the periods presented.

	2012			2011			2010
Region	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Mountain	$35.81	68.5%	$52.27	$32.05	63.8%	$50.23	$31.75	65.0%	$48.85
West North Central	32.59	63.4%	51.38	31.65	63.8%	49.58	30.24	63.7%	47.48
East North Central	37.48	59.1%	63.41	36.54	57.5%	63.50	37.70	62.2%	60.61
Middle Atlantic	44.67	73.2%	61.06	43.52	75.3%	57.83	41.43	71.1%	58.30
South Atlantic	30.16	68.2%	44.19	29.66	68.8%	43.11	28.67	69.5%	41.24
East South Central	41.24	62.1%	66.38	40.66	62.0%	65.62	41.55	65.1%	63.86
West South Central	23.74	51.4%	46.17	28.17	61.2%	46.02	32.99	70.4%	46.88

Total Same Store Hotels	$33.21	64.5%	$51.51	$32.58	64.8%	$50.29	$32.23	66.4%	$48.56

South Atlantic Acquisitions	85.90	69.8%	123.03	—	0.0%	—	—	0.0%	—

Total Acquisitions	$85.90	69.8%	$123.03	$—	0.0%	$—	$—	0.0%	$—

Total continuing operations	$33.79	64.5%	$52.36	$32.58	64.8%	$50.29	$32.23	66.4%	$48.56

States included in the Regions

Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic/New England	Pennsylvania
South Atlantic	Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

* The following properties have been moved from the same store portfolio during the reporting period and classified as held for sale:

Louisville, KY Comfort Suites	Fort Madison, IA Super 8
Omaha, NE Sleep Inn	Jefferson City, MO Super 8
Louisville, KY Sleep Inn	Shawano, WI Super 8
Fredericksburg, VA (South) Days Inn	Ellenton, FL Guesthouse Inn
Shreveport, LA Days Inn

Our RevPAR, ADR and Occupancy, by franchise affiliation, for 2012, 2011 and 2010 were as follows:

	2012			2011			2010
Brand	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Select Service
Upper Midscale
Comfort Inn/ Comfort Suites	45.58	65.3%	69.81	44.25	64.0%	69.12	43.15	65.0%	66.36
Other Upper Midscale (1)	57.05	73.2%	77.98	55.23	72.0%	76.66	50.19	69.1%	72.66

Total Upper Midscale	$47.11	66.3%	$71.01	$45.71	65.1%	$70.24	$44.09	65.6%	$67.24

Midscale
Quality Inn	33.88	47.1%	71.95	29.49	43.9%	67.18	37.69	53.2%	70.79
Baymont Inn	28.26	54.2%	52.09	24.90	44.3%	56.16	26.93	49.6%	54.34

Total Midscale	$31.92	49.6%	$64.37	$27.88	44.0%	$63.30	$33.95	52.0%	$65.34

Economy
Days Inn	32.02	60.8%	52.65	32.86	62.4%	52.68	33.79	63.7%	53.00
Super 8	31.06	62.7%	49.58	30.71	63.4%	48.47	30.12	64.7%	46.55
Other Economy (2)	59.26	65.8%	90.01	54.45	64.0%	85.08	48.42	60.3%	80.35

Total Economy	$32.17	62.3%	$51.67	$32.00	63.1%	$50.70	$31.65	64.3%	$49.22

Total Upper Midscale/Midscale/Economy	$37.23	63.1%	$59.00	$36.47	63.0%	$57.93	$35.97	64.2%	$56.02

Economy Extended Stay (3)	$17.27	69.9%	$24.70	$17.14	72.0%	$23.79	$17.41	75.0%	$23.21

Total Same Store	$33.21	64.5%	$51.51	$32.58	64.8%	$50.29	$32.23	66.4%	$48.56

Upscale Acquisitions
Hilton Garden Inn	$85.90	69.8%	$123.03	$—	0.0%	$—	$—	0.0%	$—

Total Upscale Acquisitions	$85.90	69.8%	$123.03	$—	0.0%	$—	$—	0.0%	$—

Total continuing operations	$33.79	64.5%	$52.36	$32.58	64.8%	$50.29	$32.23	66.4%	$48.56

(1)	Includes Hampton and Independent brands
(2)	Includes Key West Inns and Independent brands
(3)	Includes Savannah Suites

Key Performance Indicators

Earnings Before Interest, Taxes, Depreciation, Amortization, Noncontrolling Interest and Preferred Stock Dividends

The Company’s EBITDA for the three years ending December 31, 2012, 2011, and 2010 was $11.1 million, $1.6 million and $10.1 million, respectively. Adjusted EBITDA for the three years ending December 31, 2012, 2011, and 2010 was $17.1 million, $16.0 million and $18.6 million, respectively.

Please refer to Item 6. Selected Financial Data for a reconciliation of EBITDA and Adjusted EBITDA.

Funds from Operations

The Company’s funds from operations (“FFO”) for the three years ending December 31, 2012, 2011, and 2010 was $(2.3) million, $3.9 million and $6.6 million, respectively. The Company’s Adjusted FFO for the three years ending December 31, 2012, 2011, and 2010 was $(1.8) million, $4.1 million and $6.6 million, respectively. Diluted FFO per share and diluted Adjusted FFO per share are computed after adjusting the numerator and denominator of the basic computation for the effects of any dilutive potential common shares outstanding during the period. The Company’s outstanding warrants to purchase common stock, stock options, Series C convertible preferred stock, and restricted stock would be antidilutive and are not included in the dilution computation. 11,424 Preferred Operating Units are also not included in the dilution computation.

Please refer to Item 6. Selected Financial data for a reconciliation of FFO and adjusted FFO.

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

NOI is a non-GAAP measure, and is not necessarily indicative of available earnings and should not be considered an alternative to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes. NOI is reconciled to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes as follows (dollars in thousands):

	Twelve months ended December 31,
	2012	2011
Earnings Before Net Gains(Losses) on Dispositions of Assets, Other Income, Interest Expense, and Income Taxes	$6,799	$5,121
Add back:
Acquisition, termination expense	240	124
General and administrative	3,908	3,884
Depreciation and amortization	7,705	7,855
Hotel operating revenue - discontinued	24,777	30,876
Hotel operating expenses - discontinued	(22,561)	(27,496)
Other expenses *	10,314	11,025

NOI	$31,182	$31,389

*	Other Expenses include both continuing and discontinued operations for Management Fees, Bonus Wages, Insurance, Real Estate and Personal property taxes, and miscellaneous expenses.

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

POI from continuing operations is reconciled to net loss as follows (in thousands):

	Twelve months ended December 31,
	2012	2011
Net loss	$(10,220)	$(17,477)
Depreciation and amortization, including discontinued operations	8,787	9,996
Net gain on disposition of assets, including discontinued operations	(7,833)	(1,452)
Other income	144	(107)
Interest expense, including discontinued operations	10,060	12,402
General and administrative expense	3,908	3,934
Acquisition expense	240	124
Impairment losses	10,172	14,308
Termination cost	—	540
Income tax expense (benefit), including discontinued operations	5,610	(1,904)
Room rentals and other hotel services - discontinued operations	(24,777)	(30,876)
Hotel and property operations expense - discontinued operations	22,561	27,496

POI - continuing operations	$18,652	$16,984

POI from discontinued operations is reconciled to loss from discontinued operations, net of tax, as follows (in thousands):

	Twelve months ended December 31,
	2012	2011

Gain (loss) from discontinued operations	$1,039	$(9,242)
Depreciation and amortization from discontinued operations	1,082	2,141
Net gain on disposition of assets from discontinued operations	(7,830)	(317)
Interest expense from discontinued operations	2,610	4,696
General and administrative expense from discontinued operations	—	50
Impairment losses from discontinued operations	6,342	7,795
Income tax benefit from discontinued operations	(1,027)	(1,743)

POI - discontinued operations	$2,216	$3,380

Results of Operations

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2012			2011			Continuing
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Operations Variance
Revenues	$70,573	$24,777	$95,350	$67,031	$30,876	$97,907	$3,542
Hotel and property operations expenses	(51,921)	(22,561)	(74,482)	(50,047)	(27,496)	(77,543)	(1,874)
Interest expense	(7,450)	(2,610)	(10,060)	(7,706)	(4,696)	(12,402)	256
Depreciation and amortization expense	(7,705)	(1,082)	(8,787)	(7,855)	(2,141)	(9,996)	150
General and administrative expenses	(3,908)	—	(3,908)	(3,884)	(50)	(3,934)	(24)
Acquisition, termination expense	(240)	—	(240)	(124)	—	(124)	(116)
Termination costs	—	—	—	(540)	—	(540)	540
Impairment losses	(3,830)	(6,342)	(10,172)	(6,513)	(7,795)	(14,308)	2,683
Net gains on dispositions of assets	3	7,830	7,833	1,135	317	1,452	(1,132)
Other income	(144)	—	(144)	107	—	107	(251)
Income tax benefit (expense)	(6,637)	1,027	(5,610)	161	1,743	1,904	(6,798)

	$(11,259)	$1,039	$(10,220)	$(8,235)	$(9,242)	$(17,477)	$(3,024)

The hotel industry made considerable progress during 2012, with demand continuing to outpace supply, and RevPAR increasing over the prior year, according to data from Smith Travel Research. The Company’s ADR for the same store portfolio was up 2.4% from the prior year, with occupancy down 0.5%. The overall result was a rise in RevPAR of 1.9%. We refer to our entire portfolio as select service hotels which we further describe as upscale hotels, upper midscale hotels, midscale hotels, economy hotels and extended stay hotels. Results for our same store portfolio are presented above in Item 7 under Same Store Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”) and Occupancy.

Revenues and Operating Expenses

Loss from continuing operations for the twelve months ended December 31, 2012 was $(11.3) million, compared to loss from continuing operations of $(8.2) million for 2011. After recognition of discontinued operations, noncontrolling interests and dividends for preferred stock shareholders, the net loss attributable to common shareholders was $(13.4) million or $(0.58) per diluted share, for the year ended December 31, 2012, compared to net loss attributable to common shareholders of $(18.9) million or $(0.82) per diluted share for 2011.

During 2012 revenues from continuing operations rose $3.5 million or 5.3% compared to 2011. Of this $2.2 million was due to the purchase of a Hilton Garden Inn during the second quarter of 2012. The additional increase is due to improved ADR.

Hotel and property operations expenses from continuing operations for the year ended 2012 increased $1.9 million or 3.7 percent. The majority of the expense variance was due to the acquisition mentioned above.

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense from continuing operations decreased by $0.3 million, due primarily to declining principal balances. The depreciation and amortization expense from continuing operations decreased $0.2 million for 2012 over 2011, which was primarily caused by furniture, fixtures and equipment from acquisitions becoming fully depreciated. The general and administration expense from continuing operations for 2012 remained essentially flat.

Impairment Losses

In 2012 we had $3.8 million of impairment losses in continuing operations and $6.4 million of impairment losses in discontinued operations for the year. In 2011 we had $6.5 million of impairment losses in continuing operations and $7.8 million of impairment losses in discontinued operations for the year. Discontinued operations consist of hotels held for sale at December 31, 2012 or sold during 2011 or 2012. See Note 6 in the footnotes to the consolidated financial statements for additional information including a discussion of our impairment analysis of our hotel assets.

Dispositions

In 2012, the $7.8 million of net gains on disposition of assets consists primarily of gains realized on nine property sales. In 2011, the $1.1 million of net gains on dispositions of assets in continuing operations is primarily related to the sale of the corporate office building. The $0.3 million in discontinued operations in 2011 is due mainly to the gain on the sale of Wichita North.

Income Tax

The income tax expense from continuing operations is the net result of the benefit related to the taxable loss from our taxable REIT subsidiary, the TRS Lessee, offset by a $6.3 million increase in the tax valuation allowance. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 38%. The income tax benefit (expense) will vary based on the taxable earnings or loss of the TRS Lessee, a C corporation.

The income tax expense from continuing operations increased by approximately $6.8 million during 2012 compared to the year ago period. This is primarily the result of a $6.3 million tax valuation allowance determined as of December 31, 2012, in addition to an increased benefit resulting from a loss in continuing operations by the TRS Lessee in 2012. See Note 8 in the footnotes to the consolidated financial statements for additional information including a discussion of our tax valuation allowance.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Operating results are summarized as follows for the years ended December 31 (table in thousands):

	2011			2010			Continuing
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Operations Variance
Revenues	$67,031	$30,876	$97,907	$66,394	$35,986	$102,380	$637
Hotel and property operations expenses	(50,047)	(27,496)	(77,543)	(49,000)	(31,493)	(80,493)	(1,047)
Interest expense	(7,706)	(4,696)	(12,402)	(7,969)	(4,255)	(12,224)	263
Depreciation and amortization expense	(7,855)	(2,141)	(9,996)	(8,743)	(2,965)	(11,708)	888
General and administrative expenses	(3,884)	(50)	(3,934)	(3,365)	(71)	(3,436)	(519)
Acquisition, termination expense	(124)	—	(124)	(78)	—	(78)	(46)
Termination costs	(540)	—	(540)	—	—	—	(540)
Impairment losses	(6,513)	(7,795)	(14,308)	(2,147)	(6,051)	(8,198)	(4,366)
Net gains (losses) on dispositions of assets	1,135	317	1,452	(56)	1,332	1,276	1,191
Other income	107	—	107	122	—	122	(15)
Income tax benefit (expense)	161	1,743	1,904	(12)	1,769	1,757	173

	$(8,235)	$(9,242)	$(17,477)	$(4,854)	$(5,748)	$(10,602)	$(3,381)

The hotel industry experienced some recovery in 2011, with industry demand outpacing supply. The Company’s ADR for the same store portfolio increased 3.6%, while occupancy dropped 2.4%, for a net RevPAR increase of 1.1% to $32.58. We refer to our entire portfolio as select service hotels which we further describe as upscale hotels, upper midscale hotels, midscale hotels, economy hotels and extended stay hotels. Results for our same store portfolio are presented above in Item 7 under Same Store Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”) and Occupancy.

Revenues and Operating Expenses

Revenues from continuing operations for the twelve months ended December 2011 increased $0.6 million or 1.0%. The variance was caused by the increase in ADR overcoming the decrease in occupancy.

During the twelve months ended December 31, 2011, hotel and property operations expenses from continuing operations increased by $1.0 million or 2.1 percent. The variance was primarily caused by increases in the cost of franchise-related expenses, payroll and utilities.

Loss from continuing operations for the twelve months ended December 31, 2011 reflected $(8.2) million, compared to net loss of $(4.9) million for 2010. After recognition of discontinued operations, noncontrolling interest and dividends for preferred stock shareholders, the net loss attributable to common shareholders reflected $(18.9) million or $(0.82) per diluted share, for the year ended December 31, 2011, compared to $(12.1) million or $(0.53) per diluted share for 2010.

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense from continuing operations decreased slightly by $0.3 million. The depreciation expense from continuing operations decreased $0.9 million for 2011 over 2010. The general and administration expense from continuing operations for 2011 increased $0.5 million or 15.4 percent compared to 2010. The primary drivers for this increase are an increase in salaries and wages due to additional employees and increased legal fees due to management company changes and release of costs associated with discontinued equity programs.

Impairment Losses

See the discussion above regarding impairment charges for 2011. For 2010, we recorded an impairment charge of $2.1 million on a hotel in continuing operations, and $6.1 million on hotels in discontinued operations, ten of which were subsequently sold.

Dispositions

In 2011 we recognized net gains of approximately $1.1 million on the disposition of assets in continuing operations primarily related to the sale of the corporate office building. Discontinued operations in 2010 included gains of $1.4 million on properties sold in 2010, offset by $0.1 million of net losses on assets held for sale.

Income Tax

The income tax benefit (expense) from continuing operations is related to the taxable loss (earnings) from our taxable REIT subsidiary, the TRS Lessee. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax benefit (expense) is a result of TRS Lessee’s losses for the year ended December 31, 2011 and 2010. The income tax benefit (expense) will vary based on the taxable loss (earnings) of the TRS Lessee, a C corporation.

The income tax benefit from continuing operations increased by approximately $0.2 million during 2011 compared to the prior period’s expense, due to a loss from continuing operations by the TRS Lessee in 2011.

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

Our business requires continued access to adequate capital to fund our liquidity needs. In February 2012, the Company issued 3 million shares of Series C convertible preferred stock which provided $28.6 million of net proceeds. The Company agreed to use $20 million to pursue hospitality acquisitions, as well as an additional $5 million to pursue hospitality acquisitions within a reasonable period thereafter. We have used $6.6 million to purchase a hotel and remain committed to use $18.4 for hospitality acquisitions. As of February 28, 2013, we also have used $6.9 million for debt repayment and for operational funds from the proceeds committed to hospitality acquisitions, and we intend to replace these funds so that they are ultimately available for acquisitions. Each year the Company reviews its entire portfolio, identifies properties considered non-core and develops timetables for disposal of those assets deemed non-core. We focus on improving our liquidity through cash generating asset sales and disposition of assets that are not generating cash at levels consistent with our investment principles.

In 2013, our foremost priorities continue to be preserving and generating capital sufficient to fund our liquidity needs. Given the deterioration and uncertainty in the economy and financial markets, management believes that access to conventional sources of capital will be challenging and management has planned accordingly. We are also working to proactively address challenges to our short-term and long-term liquidity position.

The following are the expected actual and potential sources of liquidity, which if realized we currently believe will be sufficient to fund our near and long-term obligations:

•	Cash and cash equivalents;

•	Cash generated from operations;

•	Proceeds from asset dispositions;

•	Proceeds from additional secured or unsecured debt financings; and/or

•	Proceeds from public or private issuances of debt or equity securities.

The Company has significant indebtedness with Great Western Bank maturing before the end of the year; two term loans totaling $14.1 million and a $12.5 million revolving line of credit with a current balance of $2.5 million, all of which mature in June 2013. The Company believes the debt will be refinanced with the existing lender on acceptable terms. If we are not successful in negotiating the refinancing of this debt or finding alternate sources of financing in a difficult borrowing environment, we will be unable to meet the Company’s near-term liquidity requirements.

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

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The 22 properties held for sale as of December 31, 2012 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

We are actively marketing the 22 properties held for sale, which we anticipate will result in the elimination of an estimated $20.4 million of debt. We have had significant interest in many of our 22 held for sale properties. However, some of the markets have experienced a decrease in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

•	whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

•	whether potential buyers will be able to secure financing; and

•	the length of time needed to find a buyer and to close the sale of a property.

As our debt matures, our principal payment obligations also present significant future cash requirements. We expect lenders will continue to maintain tight lending standards, which could make it more difficult for us to obtain future credit facilities or loans on terms similar to the terms of our current credit facilities and loans or to obtain long-term financing on favorable terms or at all.

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

The Company is required to meet various financial covenants required by its existing lenders. If the Company’s future financial performance fails to meet these financial covenants, then its lenders also have the ability to take control of its encumbered hotel assets. Defaults with lenders due to failure to repay or refinance debt when due or failure to comply with financial covenants could also result in defaults under our facilities with Great Western Bank and GE Franchise Finance Commercial LLC (“GE”). Our Great Western Bank and GE facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements. Should the Company be unable to maintain compliance with financial covenants, we will be required to obtain waivers or, where allowed, cure the violation through additional principal payments. There is no assurance that the Company will be able to obtain waivers, if needed. Although the Company believes we will have sufficient funds to make additional principal payments, if required, there is no guarantee that the necessary money will be available. The Company has in the past obtained waivers and modifications of its financial covenants with certain of its lenders in order to avoid defaults; however, there is no certainty that the Company could obtain waivers or modifications in the future, if the need arises.

The Company did not declare a common stock dividend during 2011 or 2012. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy. The Company intends to continue to meet its dividend requirements to retain its REIT status.

Sources and Uses of Cash

At December 31, 2012, available cash was $0.9 million and the Company’s available borrowing capacity on the Great Western Bank $11.5 million revolver was $9.0 million. In January 2013, the borrowing capacity on the Great Western Bank revolver was increased to $12.5 million. The Company projects that at December 31, 2012 cash flows from operations, the Great Western Bank revolver and the sources identified above will be sufficient to meet both short term and long term liquidity requirements.

We completed a private offering of 3.0 million shares of Series C convertible preferred stock in February 2012. Net proceeds of the offering, less expenses, were approximately $28.6 million. We agreed to use $20 million of the net proceeds to pursue hospitality acquisitions which are consistent with the investment strategy of the Company’s Board of Directors, as well as an additional $5 million to pursue hospitality acquisitions within a reasonable period thereafter. In February 2012, a portion of the net proceeds were used to pay down the Great Western Bank revolver to $0. $6.6 million of the net proceeds have been used in the acquisition of a 100 room Hilton Garden Inn in Dowell, Maryland in May 2012.

On March 29, 2012, our loan facilities with GE were amended to, among other things, require a principal prepayment of $7 million on or before December 31, 2012. A $1.1 million note payable to GE was also due on December 31, 2012. A $3.8 million draw from the Great Western Bank revolver and $4.3 million from the sale of unencumbered hotels were used to make these payments to GE on December 31, 2012.

Hotel revenues and operating results are greater in the second and third quarters than in the first and fourth quarters. As a result, we may have to enter into short-term borrowings in our first and fourth quarters in order to offset these fluctuations in revenues. The Company borrowed an aggregate of $2.1 million from the Great Western Bank revolver for operating funds in January and February 2013.

The Great Western Bank revolver is a source of funds for our obligation to IRSA to use proceeds from the sale of the Series C convertible preferred stock for hospitality acquisitions. The borrowings from the Great Western Bank revolver for the GE debt payments on December 31, 2012 and for operational funds in January and February 2013 were made with IRSA’s consent. The Company anticipates additional borrowings from the Great Western Bank revolver with IRSA’s consent for operational funds through the balance of the first quarter 2013 until revenues and operating results improve as expected in the second quarter of 2013. We have agreed with IRSA to replace those funds when we are able to do so, so that the replacement funds can be available for hospitality acquisitions. In January 2013 a portion of these funds were replaced with the $1.0 million increase in the Great Western Bank revolver and the payment of $3.0 million on the Great Western Bank revolver with proceeds from a loan on previously unencumbered hotels and the sale of hotels.

Short term outflows include monthly operating expenses, estimated annual debt service of $13.5 million, and payment of dividends on Series A and Series B preferred stock, and Series C convertible preferred stock. Our long-term liquidity requirements consist primarily of the costs of renovations and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties, $16.5 million of scheduled debt repayments to Great Western Bank and funds for acquisitions.

We have budgeted to increase our spending on capital improvements from $5.7 million in 2012 to $8.0 million on our existing hotels during 2013. The increase in capital expenditures is a result of complying with brand mandated improvements and initiating projects that we believe will generate a return on investment as we enter a period of anticipated recovery in the lodging sector.

In addition, management has identified noncore assets in our portfolio to be liquidated over a one to ten year period. We project that proceeds from anticipated property sales during 2013, net of expenses and debt repayment, of $4.0 million will be available for the Company’s cash needs. We project that our operating cash flow, Great Western Bank revolver and the sources identified above will be sufficient to satisfy all of our liquidity and other capital needs for 2013. However, if we are not successful in negotiating the refinancing of the Company’s debt or finding alternative sources of financing in a difficult borrowing environment, we will be unable to meet the Company’s near-term liquidity requirements.

Financing

On March 29, 2011, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which we may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to our registration statement on Form S-3 (333-170756). During the year ended December 31, 2012 no shares were issued.

At December 31, 2012, we had long-term debt of $112.4 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.7 years and a weighted average interest rate of 6.0%. The weighted average fixed rate was 6.3%, and the weighted average variable rate was 4.2%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the next five years and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	2012
	Held For Sale	Held For Use	TOTAL
2013	$20,416	$16,753	$37,169
2014	—	21,559	21,559
2015	—	14,989	14,989
2016	—	3,303	3,303
2017	—	43,517	43,517
Thereafter	—	12,284	12,284

	$20,416	$112,405	$132,821

2013 Maturities

At December 31, 2012, we had $37.2 million of principal due in 2013. Of this amount, $20.5 million of the principal due is associated with either assets held for use or assets held for sale, and matures in 2013 pursuant to the notes and mortgages evidencing such debt. The remaining $16.7 million is associated with assets held for sale and is not contractually due in 2013 unless the related assets are sold. The maturities comprising the $20.5 million consist of:

•	a $7.3 million balance on a term loan with Great Western Bank;

•	a $6.8 million balance on a term loan with Great Western Bank;

•	a $2.4 million balance on a revolving line of credit with Great Western Bank; and

•	approximately $4.0 million of principal amortization on mortgage loans.

We believe the debt with Great Western Bank will be refinanced with Great Western Bank on acceptable terms.

2012 Transactions

On January 18, 2012, the Company sold a Super 8 in Fayetteville, Arkansas (83 rooms) for approximately $1.6 million. The proceeds were used primarily to reduce a term loan with Great Western Bank.

In two closings on February 1, 2012 and February 15, 2012, the Company completed the sale to Real Estate Strategies, L.P. of 3,000,000 shares of Series C convertible preferred stock and warrants to purchase 30,000,000 shares of common stock at an exercise price of $1.20 per common share. The Company agreed to use $20 million of net proceeds to pursue hospitality acquisitions which are consistent with the investment strategy of the Company’s Board of Directors, as well as an additional $5 million to pursue hospitality acquisitions within a reasonable period thereafter.

On February 2, 2012, the Company paid $11.8 million on the Great Western Bank revolving line of credit, bringing the balance to zero. A portion of the available capacity is expected to be used in part to fund the $25 million obligation for hotel investment. The payment was funded with a portion of the net proceeds from the Series C convertible preferred stock. We have used $6.6 million to purchase a hotel and remain committed to use $18.4 for hospitality acquisitions. As of February 28, 2013, we also have used $6.9 million for debt repayment and for operational funds from the proceeds committed to hospitality acquisitions, and we intend to replace these funds so that they are ultimately available for acquisitions.

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

On March 29, 2012, the Company amended its loan facilities with GE. These changes were reflected in the notes to the Company’s consolidated financial statements included in its Form 10-K for the year ended December 31, 2011.

On April 20, 2012, the Company sold a Super 8 in El Dorado, Kansas (49 rooms) for approximately $1.6 million. The proceeds were used to pay off the $0.8 million loan with First National Bank of Omaha, with additional funds applied to general corporate purposes.

On May 15, 2012, the Company borrowed $1.3 million from Elkhorn Valley Bank. The note was refinanced on October 10, 2012. The new loan amount is $1.2 million with a maturity of October 15, 2014. The note bears interest at 5.5% and is secured by a Days Inn hotel located in Fredericksburg, Virginia (North).

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

On June 15, 2012, the Company sold a Masters Inn in Tampa, Florida (127 rooms) for approximately $2.1 million. Proceeds were used to pay down mortgage debt with GE.

On July 25, 2012, the Company sold a Super 8 in Watertown, South Dakota (57 rooms) for approximately $1.6 million. Proceeds were used to pay the loan with Elkhorn Valley Bank with the remaining proceeds used to reduce short term borrowings.

On October 10, 2012, the Company refinanced the $1.3 million note with Elkhorn Valley Bank. The new loan amount is $1.2 million with a maturity of October 15, 2014. The note bears interest at 5.5% and is secured by a Days Inn hotel located in Fredericksburg, Virginia (North).

At September 30, 2012, Supertel Limited Partnership had 11,424 preferred operating units outstanding. The redemption value for the preferred operating units was $0.1 million as of September 30, 2012. All 11,424 preferred operating units were redeemed on October 24, 2012.

On October 12, 2012, the Company obtained a $6.2 million loan from Cantor Commercial Real Estate Lending, L.P., collateralized by the Hilton Garden Inn in Dowell, Maryland. The loan bears interest at 4.247% and matures on November 6, 2017. Proceeds will be used to fund future acquisitions.

On November 2, 2012, the Company obtained a $30.6 million loan from Morgan Stanley Mortgage Capital Holdings LLC. The loan is secured by 22 hotels, bears interest at 5.83% and matures on December 1, 2017. Proceeds of the loan were used to repay the $28.2 million balance of the loan with Greenwich Capital which matured in December 2012 and was secured by 32 hotels.

Our loan facilities with GE require us to maintain a minimum before dividend consolidated fixed charge coverage ratio (as defined in the loan agreement). For the third quarter of 2012, the requirement was 1.05:1. As of September 30, 2012, our before dividend consolidated fixed charge coverage ratio (as defined in the loan agreement) was 1.02:1. On November 24, 2012, the Company received a waiver for non-compliance with this covenant in return for pledging two previously unencumbered properties as security for the GE loan facilities and payment of $200,000.

On November 16, 2012, the Company sold a Super 8 in Antigo, Wisconsin (52 rooms) for $1.0 million, with proceeds used to reduce a term loan with Great Western Bank.

On December 14, 2012, the Company sold a Comfort Suites in Dover, Delaware (64 rooms) for $1.9 million, with proceeds used for general corporate purposes.

On December 17, 2012, the Company sold a Super 8 in Clinton, Iowa (62 rooms) for $1.3 million. Proceeds were used for general corporate purposes.

On December 21, 2012, the Company sold a Guesthouse Inn in Jackson, Florida (114 rooms) for $1.1 million. Proceeds were used for general corporate purposes.

On December 27, 2012, the Company sold a Super 8 in Lincoln, Nebraska (82 rooms) for $1.6 million and a Ramada Limited in Ellenton, Florida (73 rooms) for $1.4 million, with proceeds used to reduce debt.

On December 28, 2012, the Company sold a Super 8 in Omaha, Nebraska (73 rooms) for $1.4 million and a Comfort Inn in Erlanger, Kentucky (145 rooms) for $1.9 million, with proceeds used to reduce debt.

Financial Covenants

The key financial covenants for certain of our loan agreements and compliance calculations as of December 31, 2012 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement). As of December 31, 2012, we were in compliance with our financial covenants. As a result, we are not in default of any of our loans.

(dollars in thousands)	December 31, 2012	December 31, 2012
Great Western Bank Covenants	Requirement	Calculation
Consolidated debt service coverage ratio calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		(10,220)
Net adjustments per loan agreement		29,646

Adjusted NOI per loan agreement (A)		$19,426

Interest expense per financial statements - continuing operations		7,450
Interest expense per financial statements - discontinued operations		2,610

Total interest expense per financial statements		$10,060
Net adjustments per loan agreement		4,045

Debt service per loan agreement (B)		$14,105

Consolidated debt service coverage ratio		1.38: 1

*	Calculations based on prior four quarters

(dollars in thousands)	December 31, 2012	December 31, 2012
Great Western Bank Covenants	Requirement	Calculation
Loan-specific debt service coverage ratio calculated as follows: *	≥1.20:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		(10,220)
Net adjustments per loan agreement		13,039

Adjusted NOI per loan agreement (A)		$2,819

Interest expense per financial statements - continuing operations		7,450
Interest expense per financial statements - discontinued operations		2,610

Total interest expense per financial statements		$10,060
Net adjustments per loan agreement		(7,778)

Debt service per loan agreement (B)		$2,282

Loan-specific debt service coverage ratio		1.24: 1

*	Calculations based on prior four quarters

(dollars in thousands)	December 31, 2012	December 31, 2012
Great Western Bank Covenants	Requirement	Calculation
Consolidated loan to value ratio calculated as follows:	≤70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$132,821
Value (B)		$262,891

Consolidated loan to value ratio		50.5%

(dollars in thousands)	December 31, 2012	December 31, 2012
Great Western Bank Covenants	Requirement	Calculation
Loan-specific loan to value ratio calculated as follows:	≤70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$16,533
Value (B)		$40,091

Loan-specific loan to value ratio		41.2%

(dollars in thousands)	December 31, 2012	December 31, 2012
Great Western Bank Covenants	Requirement	Calculation
Consolidated leverage ratio calculated as follows:	≤4.25
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements and loan agreement (A)		$157,348
Total assets per financial statements		201,847
Total liabilities per financial statements		157,348

Tangible net worth per loan agreement (B)		$44,499

Consolidated Leverage Ratio:		3.54

The Great Western Bank credit facilities also require that we not pay dividends in excess of 75% of our funds from operations per year. The credit facilities with Great Western Bank currently consist of a $12.5 million revolving credit facility and term loans in the original principal amount of $10 million and $7.5 million. The credit facilities provide for $12.5 million of availability under the revolving credit facility, subject to the limitation that the loans available to us through the revolving credit facility and term loans may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20 to 1. At December 31, 2012, the credit facilities remained fully available to the Company, and the outstanding balance under the revolving credit facility was $2.5 million.

(dollars in thousands)	December 31, 2012	December 31, 2012
GE Covenants	Requirement	Calculation

Loan-specific fixed charge coverage ratio calculated as follows: *	≥1.00:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		(10,220)
Net adjustments per loan agreement		17,142

Adjusted EBITDA per loan agreement (A)		$6,922

Interest expense per financial statements - continuing operations		7,450
Interest expense per financial statements - discontinued operations		2,610

Total interest expense per financial statements		$10,060

Net adjustments per loan agreement		(4,313)

Fixed charges per loan agreement (B)		$5,747

Loan-specific fixed charge coverage ratio		1.20 : 1

*	Calculations based on prior four quarters

(dollars in thousands)	December 31, 2012	December 31, 2012
GE Covenants	Requirement	Calculation

Loan-specific loan to value ratio calculated as follows:	≤80%
Loan balance (A) / Value (B)
Loan balance (A)		$54,902

Value (B)		$72,130

Loan-specific loan to value ratio		76.1%

(dollars in thousands)	December 31, 2012	December 31, 2012
GE Covenants	Requirement	Calculation

Before dividend consolidated fixed charge coverage ratio calculated as follows: *	≥1.10:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		(10,220)
Net adjustments per loan agreement		25,186

Adjusted EBITDA per loan agreement (A)		$14,966

Interest expense per financial statements - continuing operations		7,450
Interest expense per financial statements - discontinued operations		2,610

Total interest expense per financial statements		$10,060

Net adjustments per loan agreement		2,995

Fixed charges per loan agreement (B)		$13,055

Before dividend consolidated fixed charge coverage ratio		1.15:1

*	Calculations based on prior four quarters

(dollars in thousands)	December 31, 2012	December 31, 2012
GE Covenants	Requirement	Calculation

After dividend consolidated fixed charge coverage ratio calculated as follows: *	≥0.90:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		(10,220)
Net adjustments per loan agreement		25,186

Adjusted EBITDA per loan agreement (A)		$14,966

Interest expense per financial statements - continuing operations		7,450
Interest expense per financial statements - discontinued operations		2,610

Total interest expense per financial statements		$10,060

Net adjustments per loan agreement		6,164

Fixed charges per loan agreement (B)		$16,224

After dividend consolidated fixed charge coverage ratio		0.92:1

*	Calculations based on prior four quarters

The financial covenants under our loan facilities with GE Franchise Finance Commercial LLC (“GE”) require that, through the term of the loans, we maintain: (a) a minimum before dividend fixed charge coverage ratio (FCCR) with respect to our GE encumbered properties (based on a rolling 12-month period) of 1.00:1 as of December 31, 2012, which requirement increases quarterly thereafter to 1.30:1 as of December 31, 2015; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 80% as of December 31, 2012, which requirement decreases quarterly thereafter to 60% as of December 31, 2015; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 1.10:1 as of December 31, 2012, which requirement increases quarterly thereafter to 1.30:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.90:1 as of December 31, 2012, which requirement increases quarterly thereafter to 1.00:1 as of December 31, 2013.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank and GE facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. We are not in default of any of our loans.

Acquisition of Hotels

During the year ended December 31, 2012 we acquired the following wholly-owned property.

(dollars in thousands)	Dowell, Maryland Hilton Garden Inn
Acquisition date	May 25, 2012
Land	$1,400
Building and improvements	9,735
Furniture and equipment	365

Investment in hotel	$11,500

Purchase price	$11,500

Acquisition costs, included in Acquisition, termination expense	$162

The fair values for the assets acquired are reflected in the table above. Included in the consolidated statement of operations for the twelve months ended December 31, 2012 are total revenues of $2.2 million and total net income of $0.6 million for the hotel we acquired 100% interest in since the date of acquisition.

There were no acquisitions made during 2011 or 2010.

Disposition of Hotels

Sale Date 2012	Hotel Location	Brand	Rooms	Sale Price (millions)
January	Fayetteville, AR	Super 8	83	$1.56
March	Muscatine, IA	Super 8	63	1.30
April	El Dorado, KS	Super 8	49	1.63
May	Sedalia, MO	Super 8	87	1.80
June	Wichita, KS	Super 8	119	4.10
June	Tampa, FL (Fairgrounds)	Masters Inn	127	2.05
July	Watertown, SD	Super 8	57	1.55
November	Antigo, WI	Super 8	52	1.00
December	Dover, DE	Comfort Suites	64	1.90
December	Clinton, IA	Super 8	62	1.33
December	Jackson, TN	Guesthouse Inn	114	1.10
December	Erlanger, KY	Comfort Inn	145	1.85
December	Omaha, NE (Aksarben)	Super 8	73	1.35
December	Ellenton, FL	Ramada Inn	73	1.35
December	Lincoln, NE (West “O”)	Super 8	82	1.60

			1,250	$25.47

In 2011 the company sold its corporate office building for $1.75 million, as well as 6 hotels for a total of $11.8 million. In 2010 a total of nine hotels with 675 rooms were sold for $11.65 million. Sale proceeds were primarily used to reduce debt.

Redemption of Preferred Operating Partnership Units

We own, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 99% general partnership interest in Supertel Limited Partnership, through which we own 44 of our hotels. We are the sole general partner of the limited partnership, and the remaining approximate 1% is held by limited partners who transferred property interests to us in return for limited partnership interests in Supertel Limited Partnership. These limited partners hold, as of December 31, 2012, 97,008 common operating partnership units. Each limited partner of Supertel Limited Partnership may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common or preferred units, at any time after a specified period following the date he or she acquired the units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, in our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock.

The preferred units were, as noted below, convertible by the holders into common units on a one-for-one basis or, at the option of the holders, redeemable for cash at $10 per unit until October 2011. The preferred units receive a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and do not participate in the allocations of profits and losses of Supertel Limited Partnership (“SLP”). Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2012 their right to have units redeemed at $10 per unit. In October 2011 and 2012, 39,611 and 11,424 units respectively, were redeemed at $10 each. No SLP preferred operating units were outstanding as of December 31, 2012.

Contractual Obligations

Below is a summary of certain obligations from continuing operations that will require capital (in thousands) as of December 31, 2012:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including interest	$134,727	$23,248	$46,340	$52,585	$12,554
Land leases	5,585	240	483	303	4,559
Other	140	140	—	—	—

Total contractual obligations	$140,452	$23,628	$46,823	$52,888	$17,113

The column titled Less Than 1 Year represents payments due for the balance of 2013. Long-term debt includes debt on properties classified in continued operations. The debt related to properties held for sale (and expected to be sold in the next 12 months, with the respective debt paid) of $20.4 million is not included in the table above.

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less. The land leases reflected in the table above represent continuing operations. In addition, the Company has two land leases associated with properties in discontinued operations. These two properties are expected to be sold in the next 12 months. The annual lease payments of $114,000 are not included in the table above. We also have management agreements with HMA, Strand, Kinseth, Cherry Cove, and HLC for the management and operation of our hotel properties.

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

Impairment of assets

Held For Use

In accordance with FASB ASC 360-10-35 Property Plant and Equipment - Overall - Subsequent Measurement, the Company analyzes its assets for impairment when events or circumstances occur that indicate the carrying amount may not be recoverable. As part of this process, the Company utilizes a two-step analysis to determine whether a trigger event (within the meaning of ASC 360-10-35) has occurred with respect to cash flow of, or a significant adverse change in business climate for, its hotel properties. Quarterly and annually the Company reviews all of its hotels to determine any property whose cash flow or operating performance significantly underperformed from budget or prior year, which the Company has set as a shortfall against budget or prior year as 15% or greater.

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

During the three months ended December 31, 2012, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels. However, a trigger event, as described in ASC 360-10-35, occurred in the second quarter of 2012 for two hotel properties held for use in which the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. The properties were then tested to determine if their carrying amounts were recoverable. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment – Overall—Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability, the Company uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition. In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotels were determined by management, based on discussions with our asset management group and our third party management companies. The properties were then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment - Overall - Implementation. In this analysis, the Company completed a detailed review of the hotels’ market conditions and future prospects, which incorporated specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. Based on the results of this analysis, it was determined that the Company’s investment in the subject properties was not fully recoverable; accordingly, impairment of $4.1 million was recognized.

To determine the amount of impairment on the hotel properties identified above, in accordance with FASB ASC 360-10-55, the Company calculated the excess of the carrying value of the properties in comparison to their fair market value as of June 30, 2012. Based on this calculation, the Company determined total impairment of $4.1 million existed as of June 30, 2012 on two hotel properties. Fair market value was determined with the assistance of independent real estate brokers and revenue multiples based on the Company’s experience with hotel sales in the current year as well as available industry information, considered Level 3 inputs. As the fair market value of the properties impaired for the quarter ending June 30, 2012 was determined in part by management estimates, a reasonable possibility exists that future changes to inputs and assumptions could affect the accuracy of management’s estimates and such future changes could lead to recovery of impairment or further possible impairment in the future. There was $0.3 million of impairment recovery on one property subsequently reclassified as held for use.

During 2011, the analysis above was used to determine that a trigger event occurred for three of our held for use properties, respectively. In each case the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. Each property was then tested to determine if the carrying amount was recoverable using property specific assumptions.

Based on the results of this analysis, it was determined that the Company’s investment in the subject properties was not fully recoverable; accordingly, impairment of $6.5 million was recognized.

During 2010, a trigger event occurred for one hotel property held for use in which the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. The property was then tested to determine if its carrying amounts was recoverable. Based on the results of this analysis, it was determined that the Company’s investment in the subject property was not fully recoverable; accordingly, impairment of $2.1 million was recognized.

Held For Sale

During 2012, Level 3 inputs were used to determine impairment losses of $6.8 million on fifteen held for sale properties and six properties sold during 2012. Recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.2 million was taken on two held for sale properties, and recovery of $0.3 million was taken on six properties at the time of sale.

During 2011, Level 3 inputs were used to determine impairment losses of $8.5 million on ten held for sale properties and ten properties sold during 2011 and 2012. Recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.3 million was taken on two held for sale properties, and recovery of $0.4 million was taken on eight properties at the time of sale.

During 2010, Level 3 inputs were used to determine impairment losses of $7.0 million on eight held for sale properties and ten properties sold during 2010, 2011 and 2012. Recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.3 million was taken on one held for sale hotel, and recovery of $0.6 million was taken on seven properties at the time of sale.

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

Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and for net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the need for a valuation allowance must consider positive and negative evidence, and the weight given to the potential effects of such positive and negative evidence is based on the extent to which it can be objectively verified. See Note 8 to the Consolidated Financial Statements for information on the tax valuation allowance for 2012.

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

Management monitors our interest rate risk closely. The table below presents the annual maturities, weighted average interest rates on outstanding debt, excluding debt related to hotel properties held for sale, at the end of each year and fair values required to evaluate the expected cash flows under debt and related agreements, and our sensitivity to interest rate changes at December 31, 2012. Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value

Fixed Rate Debt	$13,615	$20,845	$14,245	$2,530	$42,714	$2,134	$96,083	$101,403
Average Interest Rate	6.40%	6.42%	6.16%	6.17%	5.88%	7.38%	6.28%	—

Variable Rate Debt	$3,138	$715	$743	$773	$804	$10,149	$16,322	$16,322
Average Interest Rate	4.35%	3.91%	3.91%	3.91%	3.91%	3.89%	4.03%	—

As the table incorporates only those exposures that exist as of December 31, 2012, it does not consider exposures or positions that could arise after that date. As a result, our ultimate change in interest expense with respect to interest rate fluctuations would depend on the exposures that arise after December 31, 2012.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 1.0%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.2 million annually. This assumes that the amount outstanding under the Company’s held for use variable rate debt remains at $16.3 million, the balance as of December 31, 2012.

Item 8.	Financial Statements and Supplementary Data

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Supertel Hospitality, Inc.:

We have audited the accompanying consolidated balance sheets of Supertel Hospitality, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supertel Hospitality, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Omaha, Nebraska

March 20, 2013

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	December 31, 2012	December 31, 2011

ASSETS
Investments in hotel properties	$236,992	$227,744
Less accumulated depreciation	73,665	69,097

	163,327	158,647

Cash and cash equivalents	891	279
Accounts receivable, net of allowance for doubtful accounts of $201 and $194	2,070	1,891
Prepaid expenses and other assets	5,151	8,917
Deferred financing costs, net	2,644	850
Investment in hotel properties, held for sale, net	27,764	50,588

	$201,847	$221,172

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$8,778	$10,704
Derivative liabilities, at fair value	15,935	—
Debt related to hotel properties held for sale	20,416	49,968
Long-term debt	112,405	115,877

	157,534	176,549

Redeemable noncontrolling interest in consolidated partnership, at redemption value	—	114

Redeemable preferred stock
10% Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

EQUITY
Shareholder’s equity
Preferred stock, 40,000,000 shares authorized;
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000 shares outstanding, liquidation preference of $30,000	30	—
Common stock, $.01 par value, 200,000,000 shares authorized; 23,145,927 and 23,070,387 shares outstanding	231	231
Common stock warrants	252	252
Additional paid-in capital	134,792	121,619
Distributions in excess of retained earnings	(98,777)	(85,398)

Total shareholders’ equity	36,536	36,712

Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $99 and $64	115	135

Total equity	36,651	36,847

	$201,847	$221,172

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2012	2011	2010

REVENUES
Room rentals and other hotel services	$70,573	$67,031	$66,394

EXPENSES
Hotel and property operations	51,921	50,047	49,000
Depreciation and amortization	7,705	7,855	8,743
General and administrative	3,908	3,884	3,365
Acquisition, termination expense	240	124	78
Termination cost	—	540	—

	63,774	62,450	61,186

EARNINGS BEFORE NET GAINS (LOSSES) ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE, AND INCOME TAXES	6,799	4,581	5,208

Net gain (loss) on dispositions of assets	3	1,135	(56)
Other income (loss)	(144)	107	122
Interest expense	(7,450)	(7,706)	(7,969)
Impairment	(3,830)	(6,513)	(2,147)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,622)	(8,396)	(4,842)

Income tax expense (benefit)	6,637	(161)	12

LOSS FROM CONTINUING OPERATIONS	(11,259)	(8,235)	(4,854)

Gain (loss) from discontinued operations	1,039	(9,242)	(5,748)

NET LOSS	(10,220)	(17,477)	(10,602)

Loss attributable to noncontrolling interest	10	32	17

LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	(10,210)	(17,445)	(10,585)

Preferred stock dividends	(3,169)	(1,474)	(1,474)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(13,379)	$(18,919)	$(12,059)

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations	$(0.62)	$(0.42)	$(0.28)
EPS from discontinued operations	$0.04	$(0.40)	$(0.25)

EPS Basic and Diluted	$(0.58)	$(0.82)	$(0.53)

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS
Loss from continuing operations, net of tax	(14,416)	(9,716)	(6,345)
Discontinued operations, net of tax	1,037	(9,203)	(5,714)

Net loss	$(13,379)	$(18,919)	$(12,059)

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Years ended December 31, 2012, 2011, and 2010
	Preferred A Stock	Preferred C Stock	Common Stock Warrants	Common Stock	Additional Paid- In Capital	Distributions in Excess of Retained Earnings	Total Shareholder Equity	Noncontrolling Interest	Total Equity

Balance at January 1, 2010	$8	$—	$—	$220	$120,153	$(54,420)	$65,961	$408	$66,369

Deferred compensation	—	—	—	—	30	—	30	—	30

Common stock offerings	—	—	252	9	1,201	—	1,462	—	1,462

Preferred dividends	—	—	—	—	—	(1,474)	(1,474)	—	(1,474)

Net loss	—	—	—	—	—	(10,585)	(10,585)	(73)	(10,658)

Balance at December 31, 2010	$8	$—	$252	$229	$121,384	$(66,479)	$55,394	$335	$55,729

Deferred compensation	—	—	—	—	29	—	29	—	29

Common stock offerings	—	—	—	1	88	—	89	—	89

Conversion of OP Units				1	118		119	(119)	—

Preferred dividends	—	—	—	—	—	(1,474)	(1,474)	—	(1,474)

Net loss	—	—	—	—	—	(17,445)	(17,445)	(81)	(17,526)

Balance at December 31, 2011	$8	$—	$252	$231	$121,619	$(85,398)	$36,712	$135	$36,847

Stock-based compensation	—	—	—	—	44	—	44	—	44

Preferred stock offering	—	30	—	—	13,129	—	13,159	—	13,159

Preferred dividends	—	—	—	—	—	(3,169)	(3,169)	—	(3,169)

Net loss	—	—	—	—	—	(10,210)	(10,210)	(20)	(10,230)

Balance at December 31, 2012	$8	$30	$252	$231	$134,792	$(98,777)	$36,536	$115	$36,651

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,220)	$(17,477)	$(10,602)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,788	9,996	11,708
Amortization of intangible assets and deferred financing costs	628	469	487
Net gains on dispositions of assets	(7,833)	(1,452)	(1,276)
Stock-based compensation expense	44	29	30
Provision for impairment loss	10,172	14,308	8,198
Unrecognized loss on derivative instruments	247	—	—
Amortization of warrant issuance cost	53	—	—
Deferred income taxes	5,610	(1,904)	(1,756)
Changes in operating assets and liabilities:
(Increase) decrease in assets	(1,602)	6,185	(6,511)
Increase (decrease) in liabilities	(2,098)	(7,289)	7,394

Net cash provided by operating activities	3,789	2,865	7,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(5,668)	(4,964)	(4,344)
Acquisition and development of hotel properties	(11,500)	—	—
Proceeds from sale of hotel assets	24,185	13,111	11,209

Net cash provided by investing activities	7,017	8,147	6,865

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(2,422)	(331)	(61)
Principal payments on long-term debt	(74,196)	(24,426)	(16,920)
Proceeds from long-term debt, net	41,172	15,261	2,417
Redemption of operating partnership units	(114)	(397)	—
Distributions to noncontrolling interest	(10)	(49)	(56)
Preferred stock offering	28,806	—	—
Common stock offering	—	89	1,462
Dividends paid to preferred shareholders	(3,430)	(1,213)	(1,474)

Net cash used in financing activities	(10,194)	(11,066)	(14,632)

Increase (decrease) in cash and cash equivalents	612	(54)	(95)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	279	333	428

CASH AND CASH EQUIVALENTS, END OF YEAR	$891	$279	$333

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$9,640	$11,953	$11,795

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends declared preferred	$3,169	$1,474	$1,474

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

Note 1.	Organization and Summary of Significant Accounting Policies

Description of Business

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 75 properties with the exception of furniture, fixtures and equipment on 57 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, SLP or Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in eleven properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), SPPR-BMI, LLC (SBMILLC) or SPPR-Dowell, LLC (SDLLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in SLP and at December 31, 2012 owned approximately 99% of the partnership interests in SLP. SLP is the general partner in SBILP. At December 31, 2011, SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), SPPR-BMI Holdings, Inc. (SBMIHI) and SPPR-Dowell Holdings, Inc. (SDHI). SLP and SBMIHI owned 99% and 1% of SBMILLC, respectively, SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, SLP owned 100% of SSBLLC and SLP and SDHI owned 99% and 1% of SDLLC, respectively. References to “we”, “our”, and “us” herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of December 31, 2012, the Company owned 86 limited service hotels. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”), Cherry Cove Hospitality Management, LLC (“Cherry Cove”) and HLC Hotels, Inc. (“HLC”).

The hotel management agreement, as amended, between TRS Lessee and Royco Hotels, the previous manager of 95 of the Company’s hotels, was terminated effective May 31, 2011. Under the agreement, Royco Hotels received a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increased above thresholds that ranged from up to $75,000 to over $100,000, and was entitled, if earned, to an annual incentive fee of 10% of up to the first $1,000 of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1,000. On March 25, 2011, Royco Hotels and the Company settled a lawsuit filed by Royco Hotels against the Company. A settlement agreement between the parties with respect to a lawsuit and with respect to termination fees for sold hotels provides that the Company will pay an aggregate of $590 in varying amounts of installments through July 1, 2013 to Royco Hotels (of which $470 has been paid as of December 31, 2012).

On April 21, 2011, the Company through TRS Lessee entered into separate management agreements with HMA, Strand and Kinseth as eligible independent contractors to manage 95 of the Company’s hotels (two of which were subsequently sold) commencing June 1, 2011. These hotels were previously managed by Royco Hotels. On May 25, 2012, SLP acquired a Hilton Garden Inn in Dowell, Maryland. In connection with the acquisition, the Company, through TRS, entered into a separate management agreement with Cherry Cove as an eligible independent operator to manage the hotel.

HMA manages 21 Company hotels in Arkansas, Louisiana, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s seven economy extended-stay hotels in Georgia and South Carolina as well as 15 additional Company hotels located in Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 36 Company hotels in eight states primarily in the Midwest. Each of the management agreements with HMA, Strand and Kinseth expire on May 31, 2014, and the management agreement with Cherry Cove expires on May 24, 2015. The management agreements renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

Each of HMA, Strand, Kinseth and Cherry Cove receives a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel income and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

SLP owns 6 hotels which are operated under the Masters Inn name. TRS, the lessee of the hotels, entered into a management agreement with HLC, an affiliate of the sellers of the 6 hotels. The management agreement, as amended, provides for HLC to operate and manage the hotels through December 31, 2013 and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

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

Estimates, Risks and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses recognized during the reporting period. The significant estimates pertain to impairment analysis, allocation of purchase price, and derivative valuation. Actual results could differ from those estimates.

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

Our business requires continued access to adequate capital to fund our liquidity needs. In February 2012, the Company issued 3 million shares of Series C convertible preferred stock which provided $28.6 million of net proceeds. The Company agreed to use $20 million to pursue hospitality acquisitions, as well as an additional $5 million to pursue hospitality acquisitions within a reasonable period thereafter. We have used $6.6 million to purchase a hotel and remain committed to use $18.4 for hospitality acquisitions. As of February 28, 2013, we also have used $6.9 million for debt repayment and for operational funds from the proceeds committed to hospitality acquisitions, and we intend to replace these funds so that they are ultimately available for acquisitions. Each year the Company reviews its entire portfolio, identifies properties considered non-core and develops timetables for disposal of those assets deemed non-core. We focus on improving our liquidity through cash generating asset sales and disposition of assets that are not generating cash at levels consistent with our investment principles. In 2013, our foremost priorities continue to be preserving and generating capital sufficient to fund our liquidity needs. Given the deterioration and uncertainty in the economy and financial markets, management believes that access to conventional sources of capital will be challenging and management has planned accordingly. We are also working to proactively address challenges to our short-term and long-term liquidity position.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

The following are the expected actual and potential sources of liquidity, which if realized we currently believe will be sufficient to fund our near and long-term obligations:

•	Cash and cash equivalents;

•	Cash generated from operations;

•	Proceeds from asset dispositions;

•	Proceeds from additional secured or unsecured debt financings; and/or

•	Proceeds from public or private issuances of debt or equity securities.

The Company has significant indebtedness with Great Western Bank maturing before the end of the year; two term loans totaling $14.1 million and a $12.5 million revolving line of credit with a current balance of $2.5 million, all of which mature in June 2013. The Company believes the debt will be refinanced with the existing lender on acceptable terms. If we are not successful in negotiating the refinancing of this debt or finding alternate sources of financing in a difficult borrowing environment, we will be unable to meet the Company’s near-term liquidity requirements.

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

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The 22 properties held for sale as of December 31, 2012 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

We are actively marketing the 22 properties held for sale, which we anticipate will result in the elimination of an estimated $20.4 million of debt and generate an expected $0.6 million of proceeds for operations. We have had significant interest in many of our 22 held for sale properties. However, some of the markets have experienced a decrease in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

•	whether we will be able to find buyers for identified assets at prices and/or other terms acceptable to us;

•	whether potential buyers will be able to secure financing; and

•	the length of time needed to find a buyer and to close the sale of a property.

As our debt matures, our principal payment obligations also present significant future cash requirements. We expect lenders will continue to maintain tight lending standards, which could make it more difficult for us to obtain future credit facilities or loans on terms similar to the terms of our current credit facilities and loans or to obtain long-term financing on favorable terms or at all.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

The Company is required to meet various financial covenants required by its existing lenders. If the Company’s future financial performance fails to meet these financial covenants, then its lenders also have the ability to take control of its encumbered hotel assets. Defaults with lenders due to failure to repay or refinance debt when due or failure to comply with financial covenants could also result in defaults under our facilities with Great Western Bank and GE Franchise Finance Commercial LLC (“GE”). Our Great Western Bank and GE facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements. Should the Company be unable to maintain compliance with financial covenants, we will be required to obtain waivers or, where allowed, cure the violation through additional principal payments. There is no assurance that the Company will be able to obtain waivers, if needed. Although the Company believes we will have sufficient funds to make additional principal payments, if required, there is no guarantee that the necessary money will be available. The Company has in the past obtained waivers and modifications of its financial covenants with certain of its lenders in order to avoid defaults; however, there is no certainty that the Company could obtain waivers or modifications in the future, if the need arises.

The Company did not declare a common stock dividend during 2011 or 2012. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy. The company intends to continue to meet it dividend requirements to retain its REIT status.

Sources and Uses of Cash

At December 31, 2012, available cash was $0.9 million and the Company’s available borrowing capacity on the Great Western Bank $11.5 million revolver was $9.0 million. In January 2013, the borrowing capacity on the Great Western Bank revolver was increased to $12.5 million. The Company projects that at December 31, 2012 cash flows from operations, the Great Western Bank revolver and the sources identified above will be sufficient to meet both short term and long term liquidity requirements.

We completed a private offering of 3.0 million shares of Series C convertible preferred stock in February 2012. Net proceeds of the offering, less expenses, were approximately $28.6 million. We agreed to use $20 million of the net proceeds to pursue hospitality acquisitions which are consistent with the investment strategy of the Company’s Board of Directors, as well as an additional $5 million to pursue hospitality acquisitions within a reasonable period thereafter. In February 2012, a portion of the net proceeds were used to pay down the Great Western Bank revolver to $0. $6.6 million of the net proceeds have been used in the acquisition of a 100 room Hilton Garden Inn in Dowell, Maryland in May 2012.

On March 29, 2012, our loan facilities with GE were amended to, among other things, require a principal prepayment of $7 million on or before December 31, 2012. A $1.1 million note payable to GE was also due on December 31, 2012. A $3.8 million draw from the Great Western Bank revolver and $4.3 million from the sale of unencumbered hotels were used to make these payments to GE on December 31, 2012.

Hotel revenues and operating results are greater in the second and third quarters than in the first and fourth quarters. As a result, we may have to enter into short-term borrowings in our first and fourth quarters in order to offset these fluctuations in revenues. The Company borrowed an aggregate of $2.1 million from the Great Western Bank revolver for operating funds in January and February 2013.

The Great Western Bank revolver is a source of funds for our obligation to IRSA to use proceeds from the sale of the Series C convertible preferred stock for hospitality acquisitions. The borrowings from the Great Western Bank revolver for the GE debt payments on December 31, 2012 and for operational funds in January and February 2013 were made with IRSA’s consent. The Company anticipates additional borrowings from the Great Western Bank revolver with IRSA’s consent for operational funds through the balance of the first quarter 2013 until revenues and operating results improve as expected in the second quarter of 2013. We have agreed with IRSA to replace those funds when we are able to do so, so that the replacement funds can be available for hospitality acquisitions. In January 2013 a portion of these funds were replaced with the $1.0 million increase in the Great Western Bank revolver and the payment of $3.0 million on the Great Western Bank revolver with proceeds from a loan on previously unencumbered hotels and the sale of hotels.

Short term outflows include monthly operating expenses, estimated annual debt service of $13.5 million, and payment of dividends on Series A and Series B preferred stock, and Series C convertible preferred stock. Our long-term liquidity requirements consist primarily of the costs of renovations and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties, $16.5 million of scheduled debt repayments to Great Western Bank and funds for acquisitions.

We have budgeted to increase our spending on capital improvements from $5.7 million in 2012 to $8.0 million on our existing hotels during 2013. The increase in capital expenditures is a result of complying with brand mandated improvements and initiating projects that we believe will generate a return on investment as we enter a period of anticipated recovery in the lodging sector.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

In addition, management has identified noncore assets in our portfolio to be liquidated over a one to ten year period. We project that proceeds from anticipated property sales during 2013, net of expenses and debt repayment, of $4.0 million will be available for the Company’s cash needs. We project that our operating cash flow, Great Western Bank revolver and the sources identified above will be sufficient to satisfy all of our liquidity and other capital needs for 2013. However, if we are not successful in negotiating the refinancing of the Company’s debt or finding alternative sources of financing in a difficult borrowing environment, we will be unable to meet the Company’s near-term liquidity requirements.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

Gains on sales of real estate are recognized in accordance with FASB ASC 360-20 Property, Plant, and Equipment - Real Estate Sales (“ASC 360-20”). The specific timing of the sale is measured against various criteria of ASC 360-20 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent we sell a property and retain a partial ownership interest in the property, we generally recognize gain to the extent of the third party ownership interest in accordance with ASC 360-20.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2012. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers projected scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. These estimates of future taxable income inherently require significant judgment. Management uses historical experience and short and long-range business forecasts to develop such estimates. Further, we employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. A cumulative loss in recent years is a significant piece of evidence with respect to realizability that outweighs the other evidence. A cumulative loss for recent years exists because of the company’s net operating losses in both the current year and prior two years. Although the company does believe that it will be able to recover the tax loss benefit based on the current and future strategic direction of the company, the company understands that as the loss years continue, the realizability of deferred taxes is impacted.

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries (“TRS”) and may continue to qualify as a REIT provided that the TRS enters into management agreements with an “eligible independent contractor” that will manage the hotels leased by the TRS. The Company formed the TRS Lessee and, effective January 1, 2002, the TRS Lessee leased all of the hotel properties. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee has incurred operating losses for financial reporting and federal income tax purposes for 2012, 2011 and 2010.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, fair value accounting requires bifurcation of certain embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement at their fair value for accounting purposes. The conversion feature embedded in the Series C convertible preferred stock was evaluated, and it was determined that the conversion features should be bifurcated from its host instrument and accounted for as a

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

freestanding derivative. In addition the common stock warrants issued with the Series C convertible preferred stock were also determined to be freestanding derivatives. The following summarizes our derivative liabilities at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Series C preferred embedded derivative	$7,205	$—
Warrant derivative	8,730	—

Derivative liability, at fair value	$15,935	$—

The Series C convertible preferred stock embedded derivative and the warrant derivative were initially recorded at their fair value of $7.1 million and $8.6 million, respectively, on the date of issuance, February 1, 2012 and February 15, 2012. At December 31, 2012 the carrying amounts of the derivatives were adjusted to their fair value of $7.2 million and $8.7 million respectively, with a corresponding adjustment to other income (loss). The derivatives are reported as a derivative liability on the accompanying consolidated balance sheets as of December 31, 2012 and will be adjusted to their fair values at each reporting date.

The amendment to the Company’s articles of incorporation, setting forth the terms of the Series C convertible preferred stock, the host instrument, includes an antidilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $1.00 per share. Accordingly we bifurcated the embedded conversion feature which is shown as a derivative liability recorded at fair value on the accompanying consolidated balance sheets as of December 31, 2012.

The agreement setting forth the terms of the common stock warrants issued to the holders of the Series C convertible preferred stock also includes an antidilution provision that requires a reduction in the warrant’s exercise price of $1.20 should the conversion ratio of the Series C convertible preferred stock be adjusted due to antidilution provisions. Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the accompanying consolidated balance sheets as of December 31, 2012.

The Company used a Monte Carlo simulation model to value the Series C convertible preferred stock embedded derivatives and the warrants.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are utilized to determine the value of certain liabilities, to perform impairment assessments, and for disclosure purposes. In February 2012 the Company issued financial instruments with features that were determined to be derivative liabilities, and as a result must be measured at fair value on a recurring basis under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820-10 Fair Value Measurements and Disclosures - Overall. In addition we apply the fair value provisions of ASC 820-10-35 Fair Value Measurements and Disclosures - Overall - Subsequent Measurement, for our nonfinancial assets which include our held for sale and impaired held for use hotels, and the disclosure of the fair value of our debt.

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

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

During the 12 months ending December 31, 2012, Level 3 inputs were used to determine impairment losses of $6.3 million on held for sale and sold hotels. This includes the recovery of previously recorded impairment for which sale price or fair value exceeded management’s previous estimates in the amount of $0.5 million on assets held for sale and sold. The Company also recorded $3.8 million in net impairment loss on held for use hotels. This includes the impairment loss of $4.1 million on two held for use assets and the recovery of previously recorded impairment of $0.3 million on one hotel previously classified as held for sale.

During the 12 months ending December 31, 2011, Level 3 inputs were used to determine net impairment losses of $7.8 million on held for sale and sold hotels. These impairment losses include the recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.7 million on assets held for sale and sold. The Company also recorded $6.5 million in impairment loss on three held for use hotels.

During the 12 months ending December 31, 2010, Level 3 inputs were used to determine net impairment losses of $6.1 million on held for sale and sold hotels. These impairment losses include the recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.9 million on seven assets sold. This recovery was recorded in the period the sale occurred. The Company also recorded $2.1 million in impairment loss on one held for use hotel.

Non financial assets

Nonfinancial asset fair value measurements are discussed below in the note “Impairment Losses”.

Financial instruments

As of December 31, 2012, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis:

	Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$7,205	$—	$—	$7,205
Warrant derivative	8,730	—	—	8,730

	$15,935	$—	$—	$15,935

	Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$—	$—	$—	$—
Warrant derivative	—	—	—	—

	$—	$—	$—	$—

There were no transfers between levels during the year to date ended December 31, 2012.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations in Other income (expense) during the period. There were no Level 3 assets or liabilities measured on a recurring basis during the twelve month period ended December 31, 2011.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

							Changes in Realized Gains	Changes in Unrealized Gains
	Fair Value at 12/31/2011	Net Unrealized Gains (Losses) Included in Other Income (loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value at 12/31/2012	(Losses) Included in Income on Instruments Held at 12/31/2012	(Losses) Included in Income on Instruments Held at 12/31/2012
Series C preferred embedded derivative	$—	$(130)	$7,075	$—	$—	$7,205	$—	$(130)
Warrant derivative	—	(117)	8,613	—	—	8,730	—	(117)

	$—	$(247)	$15,688	$—	$—	$15,935	$—	$(247)

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the hierarchy. The carrying value and estimated fair value of the Company’s debt as of December 31, 2012 and December 31, 2011 are presented in the table below:

	Carrying Value		Estimated Fair Value
	12/31/2012	12/31/2011	12/31/2012	12/31/2011

Continuing operations	$112,405	$115,877	$117,725	$117,353
Discontinued operations	20,416	49,968	21,434	51,093

Total	$132,821	$165,845	$139,159	$168,446

Preferred and Common Limited Partnership Units in SLP

At December 31, 2012, 2011, and 2010 there were 97,008, 97,008 and 158,161, respectively of SLP common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss). During 2011, 61,153 common operating units were converted into 61,153 shares of common stock. In addition, the 11,424 and 51,035 shares of SLP preferred operating units held by the limited partners as of December 31, 2011 and 2010, respectively, are antidilutive and are therefore excluded from the earnings per share calculation. No SLP preferred operating units were outstanding as of December 31, 2012.

Preferred Stock of SHI

At December 31, 2012, 2011 and 2010, there were 803,270 shares each year of Series A Preferred Stock. The shares of Series A Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, are antidilutive for the year ended December 31, 2012, 2011 and 2010, for the earnings per share computation. The exercise price of the preferred stock warrants exceeded the market price of the common stock, and therefore these shares were excluded from the computation of diluted earnings per share. The conversion rights of the Series A Preferred Stock were cancelled as of February 20, 2009. See additional information regarding preferred stock and warrants in Note 12.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

At December 31, 2012, 2011 and 2010, there were 332,500 shares, each year, of Series B Cumulative Preferred Stock outstanding. The Series B Cumulative Preferred Stock is not convertible into common stock, therefore, there is no dilutive effect on earnings per share.

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

The potential common shares represented by outstanding stock options for the years ended December 31, 2012, 2011 and 2010 totaled 223,000, 215,500, and 255,143 respectively, of which 223,000, 215,500 and 255,143 shares, respectively are assumed to be repurchased with proceeds from the exercise of stock options with no shares being dilutive for the purposes of calculating earnings per share.

Share-Based Compensation Expense

The Plan is accounted for in accordance with FASB ASC Topic 718 - 10 Compensation - Stock Compensation - Overall, requiring the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The expense recognized in the consolidated financial statements for the years ended December 31, 2012, 2011, and 2010 for share-based compensation related to employees and directors was $44, $29 and $30, respectively.

Noncontrolling Interest

Noncontrolling interest in SLP represents the limited partners’ proportionate share of the equity in the operating partnership. Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2012 their right to have units redeemed at $10 per unit. In October 2011, 39,611 units were redeemed at $10 each. The remaining 11,424 units were redeemed in October 2012. See additional information regarding SLP units in Note 11. There were no common operating units redeemed in 2010 or 2012. During 2011, 61,153 SLP common operating units of limited partnership interest were redeemed by unit holders for common shares of SHI.

Concentration of Credit Risk

The Company maintained a major portion of its deposits with Great Western Bank, a Nebraska Corporation at December 31, 2012, 2011 and 2010. The balance on deposit at Great Western Bank exceeded the federal deposit insurance limit; however, management believes that no significant credit risk exists with respect to the uninsured portion of this cash balance.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

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

	For the year ended December 31,
	2012	2011	2010
Basic and Diluted Earnings per Share Calculation:

Numerator:
Net income (loss) attributable to common shareholders:
Continuing operations	$(14,416)	$(9,716)	$(6,345)
Discontinued operations	1,037	(9,203)	(5,714)

Net loss attributable to common shareholders - total	$(13,379)	$(18,919)	$(12,059)

Denominator:
Weighted average number of common shares - basic and diluted	23,080,330	22,977,747	22,556,382

Basic and Diluted Earnings Per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share:
Continuing operations	$(0.62)	$(0.42)	$(0.28)
Discontinued operations	0.04	(0.40)	(0.25)

Total - Basic and Diluted	$(0.58)	$(0.82)	$(0.53)

The net income (loss) attributable to noncontrolling interest is allocated between continuing and discontinued operations. Additionally, unvested stock awards, warrants, the Series C convertible preferred stock, and the preferred operating units have been omitted from the denominator for the purpose of computing diluted earnings per share for the years ended 2012, 2011, and 2010, since the effects of including these awards in the denominator would be antidilutive due to the loss from continuing operations applicable to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	2012	2011	2010
Preferred operating units	9,520	44,433	51,035
Outstanding stock options	223,000	215,500	255,143
Unvested stock awards outstanding	4,820	—	—
Warrants	27,414,157	299,403	299,403
Series C preferred stock	27,114,754	—	—

Total potentially dilutive securities excluded from the denominator	54,766,251	559,336	605,581

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

Note 3.	Acquisitions and Development

During the year ended December 31, 2012 we acquired the following wholly-owned property.

Dowell, Maryland
Hilton Garden Inn
Acquisition date	May 25, 2012
Land	$1,400
Building and improvements	9,735
Furniture and equipment	365

Investment in hotel	$11,500

Purchase price	$11,500

Acquisition costs, included in Acquisition, termination expense	$162

The fair values for the assets acquired are reflected in the table above. Included in the consolidated statement of operations for the twelve months ended December 31, 2012 are total revenues of $2.2 million and total net income of $0.6 million.

There were no acquisitions and no properties under construction or redevelopment during 2011 or 2010.

Note 4.	Investments in Hotel Properties

Investments in hotel properties consisted of the following at December 31:

	2012			2011
	Held For Sale	Held For Use	TOTAL	Held For Sale	Held For Use	TOTAL
Land	$5,537	$28,994	$34,531	$9,854	$28,137	$37,991
Acquired below market lease intangibles	60	883	943	69	883	952
Buildings, improvements, vehicle	27,046	169,482	196,528	51,052	163,771	214,823
Furniture and equipment	9,828	36,865	46,693	18,285	34,683	52,968
Construction-in-progress	27	768	795	149	270	419

	42,498	236,992	279,490	79,409	227,744	307,153

Less accumulated depreciation	14,734	73,665	88,399	28,822	69,097	97,919

	$27,764	$163,327	$191,091	$50,587	$158,647	$209,234

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

Note 5.	Net Gains (Losses) on Sales of Properties and Discontinued Operations

In accordance with FASB ASC 205-20 Presentation of Financial Statements - Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations. Gains, losses and impairment losses for both continuing and discontinued operations are summarized as follows:

	2012	2011	2010
Continuing Operations
Gain on sale of office building	$—	$1,129	$—
Impairment losses	(3,830)	(6,513)	(2,147)
Gain (loss) on sale of assets	3	6	(56)

	(3,827)	(5,378)	(2,203)

Discontinued Operations
Gain on sales of properties	$7,872	$376	$1,414
Impairment losses	(6,342)	(7,795)	(6,051)
Loss on sale of assets	(42)	(59)	(82)

	1,488	(7,478)	(4,719)

Total	$(2,339)	$(12,856)	$(6,922)

As of December 31, 2012, the Company has 22 properties classified as held for sale. In 2012, 2011 and 2010, the Company sold 15 hotels, six hotels and nine hotels, respectively, resulting in gains of $7,872, $376 and $1,414, respectively. In 2012, 2011, and 2010, the Company recognized net gains (losses) and impairment on the disposition of assets of approximately $1,491, $(7,472) and $(4,775).

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company allocated $2,610, $4,696, and $4,255 to discontinued operations for the years ended December 31, 2012, 2011, and 2010, respectively.

The operating results of hotel properties included in discontinued operations are summarized as follows:

	2012	2011	2010
Revenues	$24,777	$30,876	$35,986
Hotel and property operations expenses	(22,561)	(27,496)	(31,493)
Interest expense	(2,610)	(4,696)	(4,255)
Depreciation and amortization expense	(1,082)	(2,141)	(2,965)
General and administrative expense	—	(50)	(71)
Net gain on dispositions of assets	7,830	317	1,332
Impairment loss	(6,342)	(7,795)	(6,051)
Income tax benefit	1,027	1,743	1,769

	$1,039	$(9,242)	$(5,748)

As of December 31, 2012, the Company had 22 hotels classified as held for sale. At the beginning of 2012 the Company had 24 hotels held for sale and during the year classified an additional fourteen hotels as held for sale. Fifteen of these hotels were sold during 2012, and one of the hotels was reclassified as held for use due to changes in the property’s market condition. Since our previously filed financial statements on Form 10-Q as of September 30, 2012, nine hotels were reclassified as held for sale. The impact of these changes was to decrease losses from continuing operations by $2.7 million and $0.8 million for the years ended 2011 and 2010, respectively, compared to the previously filed financial statements in the 2011 Form 10-K.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

Note 6.	Impairment Losses

Held For Use

In accordance with FASB ASC 360-10-35 Property Plant and Equipment - Overall - Subsequent Measurement, the Company analyzes its assets for impairment loss when events or circumstances occur that indicate the carrying amount may not be recoverable. As part of this process, the Company utilizes a two-step analysis to determine whether a trigger event (within the meaning of ASC 360-10-35) has occurred with respect to cash flow of, or a significant adverse change in business climate for, its hotel properties. Quarterly and annually the Company reviews all of its held for use hotels to determine any property whose cash flow or operating performance significantly underperformed from budget or prior year, which the Company has set as a shortfall against budget or prior year as 15% or greater.

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

During the three months ended December 31, 2012, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels. However, a trigger event, as described in ASC 360-10-35, occurred in the second quarter of 2012 for two hotel properties held for use in which the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. The properties were then tested to determine if their carrying amounts were recoverable. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment – Overall—Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability, the Company uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition. In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotels were determined by management, based on discussions with our asset management group and our third party management companies. The properties were then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment - Overall - Implementation. In this analysis, the Company completed a detailed review of the hotels’ market conditions and future prospects, which incorporated specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. Based on the results of this analysis, it was determined that the Company’s investment in the subject properties was not fully recoverable; accordingly, impairment of $4.1 million was recognized.

To determine the amount of impairment on the hotel properties identified above, in accordance with FASB ASC 360-10-55, the Company calculated the excess of the carrying value of the properties in comparison to their fair market value as of June 30, 2012. Based on this calculation, the Company determined total impairment of $4.1 million existed as of June 30, 2012 on two hotel properties. Fair market value was determined with the assistance of independent real estate brokers and revenue multiples based on the Company’s experience with hotel sales in the current year as well as available industry information, considered Level 3 inputs. As the fair market value of the properties impaired for the quarter ending June 30, 2012 was determined in part by management estimates, a reasonable possibility exists that future changes to inputs and assumptions could affect the accuracy of management’s estimates and such future changes could lead to recovery of impairment or further possible impairment in the future. No held for use properties had impairment charges during the first quarter ended March 31, 2012. There was $0.3 million of impairment recovery on one property subsequently reclassified as held for use.

During 2011, the analysis above was used to determine that a trigger event occurred for three of our held for use properties, respectively. In each case the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. Each property was then tested to determine if the carrying amount was recoverable using property specific assumptions. Based on the results of this analysis, it was determined that the Company’s investment in the subject properties was not fully recoverable; accordingly, impairment of $6.5 million was recognized.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

During 2010, a trigger event occurred for one hotel property held for use in which the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. The property was then tested to determine if its carrying amounts was recoverable. Based on the results of this analysis, it was determined that the Company’s investment in the subject property was not fully recoverable; accordingly, impairment of $2.1 million was recognized.

Held For Sale

During 2012, Level 3 inputs were used to determine impairment losses of $6.8 million on fifteen held for sale properties and six properties sold during 2012. Recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.2 million was taken on two held for sale properties, and recovery of $0.3 million was taken on six properties at the time of sale.

During 2011, Level 3 inputs were used to determine impairment losses of $8.5 million on ten held for sale properties and ten properties sold during 2011 and 2012. Recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.3 million was taken on two held for sale properties, and recovery of $0.4 million was taken on eight properties at the time of sale.

During 2010, Level 3 inputs were used to determine impairment losses of $7.0 million on eight held for sale properties and ten properties sold during 2010, 2011 and 2012. Recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.3 million was taken on one held for sale hotel, and recovery of $0.6 million was taken on seven properties at the time of sale.

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

Note 7.	Long-Term Debt

Long-term debt consisted of the following loans payable at December 31:	2012	2011

Revolving credit facility from Great Western Bank, previously evidenced by a promissory note dated December 3, 2008. The revolving line of credit had a limit of $20 million with interest payable monthly. On December 9, 2011, the facility was refinanced into a $12.5 million revolving credit facility and a $7.5 million mortgage loan (see below). The facility bears interest at 5.95% per annum. On February 21, 2012, the maturity was extended to June 30, 2013.	$2,451	$10,443

Mortgage loan payable to Great Western Bank evidenced by a promissory note dated December 9, 2011, in the amount of $7.5 million. The note bears interest at 6% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on the maturity date. On February 21, 2012, the maturity was extended to June 30, 2013.	$7,296	$7,500

Mortgage loan payable to Great Western Bank evidenced by a promissory note dated May 5, 2009, in the amount of $10 million. The note bears interest at 6% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on the maturity date. On February 21, 2012, the maturity was extended to June 30, 2013.	$6,786	$9,244

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

	2012	2011

Mortgage loan payable to Citigroup Global Markets Realty Corp. evidenced by a promissory note dated November 7, 2005, in the amount of $14.8 million. The note bears interest at 5.97% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on November 11, 2015.	$12,667	$13,030

Mortgage loan payable to GE Franchise Finance Commercial LLC (“GE”) evidenced by a promissory note dated December 31, 2007, in the amount of $7.9 million. The note bears interest at three-month LIBOR plus 2.00% (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2012 was 3.81%.	$4,572	$4,806

Mortgage loan payable to GE evidenced by a promissory note dated August 18, 2006, in the amount of $17.9 million. On May 1, 2008, the Company converted the loan to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. Monthly installments of principal and interest are due until September 1, 2016 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2012 was 7.17%.	$15,943	$16,343

Mortgage loan payable to GE evidenced by a promissory note dated January 5, 2007, in the amount of $15.6 million. On May 1, 2008, the Company converted the loan to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. Monthly installments of principal and interest are due until February 1, 2017 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2012 was 7.17%.	$12,261	$12,674

Mortgage loan payable to GE evidenced by a promissory note dated February 6, 2007, in the amount of $3.4 million. On May 1, 2008, the Company converted the loan to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. Monthly installments of principal and interest are due until March 1, 2017 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2012 was 7.17%.	$3,102	$3,173

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

	2012	2011
Mortgage loan payable to GE evidenced by a promissory note dated May 16, 2007, in the amount of $27.8 million. On May 1, 2008, the Company converted the loan to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. Monthly installments of principal and interest are due until June 1, 2017, when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2012 was 7.69%.	$9,725	$13,562

Mortgage loan payable to Wachovia Bank evidenced by a promissory note dated February 4, 1998, in the amount of $2.5 million, assumed by the Company on April 4, 2007 with a remaining principal balance of $2.0 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$1,357	$1,481

Mortgage loan payable to Wachovia Bank evidenced by a promissory note dated February 4, 1998, in the amount of $2.8 million, assumed by the Company on April 4, 2007 with a remaining principal balance of $2.2 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$1,493	$1,629

Mortgage loan payable to Wachovia Bank evidenced by a promissory note dated February 4, 1998, in the amount of $4.2 million, assumed by the Company on April 4, 2007 with a remaining principal balance of $3.3 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$2,270	$2,478

Mortgage loan payable to Wachovia Bank evidenced by a promissory note dated February 4, 1998, in the amount of $5.1 million, assumed by the Company on April 4, 2007 with a remaining principal balance of $4.0 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020.	$2,771	$3,024

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

	2012	2011
Mortgage loan payable to GE evidenced by a promissory note dated January 2, 2008, in the amount of $3.4 million. The note bears interest at the 90-day London Interbank Offered Rate plus a margin of 2% (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2012 was 3.81%.	$3,087	$3,228

Mortgage loan payable to GE evidenced by a promissory note dated January 2, 2008 in the amount of $4.4 million. The note bears interest at the 90-day London Interbank Offered Rate plus a margin of 2% (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2012 was 3.81%.	$3,977	$4,159

Mortgage loan payable to GE evidenced by a promissory note dated January 31, 2008 in the amount of $2.5 million, dated January 31, 2008. The note bears interest at the 90-day London Interbank Offered Rate plus a margin of 2.56% (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2012 was 4.37%.	$2,235	$2,363

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

	2012	2011
Mortgage loan payable to Elkhorn Valley Bank evidenced by a promissory note dated June 7, 2011, in the amount of $3.1 million. The note bears interest at 6.25%. Monthly principal and interest payments are due through maturity, with the balance of the loan payable on June 15, 2016.	$2,923	$3,059

Mortgage loan payable to Morgan Stanley Mortgage Capital Holdings, LLC evidenced by a promissory note dated November 2, 2012, in the amount of $30.6 million. The note bears interest at 5.83%. Monthly principal and interest payments are due through maturity, with the balance of the loan payable on December 1, 2017.	$30,622	$—

Mortgage loan payable to Elkhorn Valley Bank and Trust evidenced by a promissory note dated October 10, 2012, in the amount of $1.2 million. The note bears interest at 5.5%. Monthly interest payments are due through maturity, with the balance of the loan payable on October 15, 2014.	$1,142	$—

Mortgage loan payable to Cantor Commercial Real Estate Lending evidenced by a promissory note dated October 12, 2012, in the amount of $6.2 million. The note bears interest at 4.25%. Monthly principal and interest payments are due through maturity, with the balance of the loan payable on November 6, 2017.	$6,141	$—

Mortgage loan payable to Greenwich Capital Financial Products, Inc. (“Greenwich”) evidenced by a promissory note dated November 26, 2002, in the amount of $40 million. The note bears interest at 7.50% per annum. Monthly principal and interest payments are payable through maturity on December 1, 2012, at which point the remaining principal and accrued interest are due. This note was paid off in November 2012 with proceeds from the loan with Morgan Stanley (see above).	$—	$29,406

Mortgage loan payable to Great Western Bank evidenced by a promissory note dated December 3, 2008, in the amount of $14 million. The note bears interest at 6% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on the maturity date. On February 21, 2012, the maturity was extended to June 30, 2013. This note was paid in full on December 27, 2012.	$—	$9,830

Credit facility from Wells Fargo Bank for up to $12 million previously evidenced by a promissory note dated September 28, 2007. The note was modified on March 16, 2009 to reduce the amount available for borrowing to $9.5 million and eliminate the revolving feature. The note was sold to Fredericksburg North Investors, LLC on November 21, 2011. The note was paid in full on February 16, 2012.	$—	$2,120

Mortgage loan payable to GE evidenced by a promissory note dated January 2, 2008, in the amount of $6.8 million. The note bears interest at the 90-day London Interbank Offered Rate plus a margin of 2% (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. This note was paid off on December 31, 2012.	$—	$6,460

Mortgage loan payable to GE evidenced by a promissory note dated January 2, 2008, in the amount of $1.1 million. The note bears interest at the 90-day London Interbank Offered Rate plus a margin of 2% (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. This note was paid off in December 2012.	$—	$1,050

Mortgage loan payable to Elkhorn Valley Bank evidenced by a promissory note dated September 20, 2011, in the amount of $0.96 million. The note bears interest at 5.75%. Monthly principal and interest payments are due through maturity, with the balance of the loan payable on September 15, 2013. The note was paid in July 2012.	$—	$943

Mortgage loan payable to First National Bank of Omaha evidenced by a promissory note dated January 26, 2010, in the amount of $0.8 million. The note bears interest at the one month London Interbank Offered Rate plus 4.0 percentage points with a 5.0% floor. The rate as of December 31, 2011 was 5.0%. Monthly interest payments are due through maturity, with the balance of the loan due on the maturity date. On March 1, 2012, the maturity of the note was extended to May 1, 2012. The note was paid in full in April of 2012.	$—	$840

Mortgage loan payable to Elkhorn Valley Bank evidenced by a promissory note dated November 9, 2011, in the amount of $5.0 million. The note bears interest at 5.75%. Monthly interest payments are due through maturity, with the balance of the loan payable on maturity. The loan was paid in full on February 3, 2012.	$—	$3,000

Total Debt	$132,821	$165,845

The long-term debt is secured by 82 and 100 of the Company’s hotel properties, as of December 31, 2012 and 2011, respectively. The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage and required loan-to-value and leverage ratios, and place certain restrictions on dividends.

Financial Covenants

The key financial covenants for certain of our loan agreements and compliance calculations as of December 31, 2012 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement). As of December 31, 2012, we were in compliance with the financial covenants. As a result, we are not in default of any of our loans.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

	December 31,	December 31,
Great Western Bank Covenants	2012 Requirement	2012 Calculation
Consolidated debt service coverage ratio calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		(10,220)
Net adjustments per loan agreement		29,646

Adjusted NOI per loan agreement (A)		$19,426

Interest expense per financial statements - continuing operations		7,450
Interest expense per financial statements - discontinued operations		2,610

Total interest expense per financial statements		$10,060
Net adjustments per loan agreement		4,045

Debt service per loan agreement (B)		$14,105

Consolidated debt service coverage ratio		1.38: 1

*	Calculations based on prior four quarters

	December 31,	December 31,
Great Western Bank Covenants	2012 Requirement	2012 Calculation
Loan-specific debt service coverage ratio calculated as follows: *	≥1.20:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		(10,220)
Net adjustments per loan agreement		13,039

Adjusted NOI per loan agreement (A)		$2,819

Interest expense per financial statements - continuing operations		7,450
Interest expense per financial statements - discontinued operations		2,610

Total interest expense per financial statements		$10,060
Net adjustments per loan agreement		(7,778)

Debt service per loan agreement (B)		$2,282

Loan-specific debt service coverage ratio		1.24: 1

*	Calculations based on prior four quarters

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

Great Western Bank Covenants	December 31, 2012 Requirement	December 31, 2012 Calculation
Consolidated loan to value ratio calculated as follows:	≤70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$132,821
Value (B)		$262,891

Consolidated loan to value ratio		50.5%

Great Western Bank Covenants	December 31, 2012 Requirement	December 31, 2012 Calculation
Loan-specific loan to value ratio calculated as follows:	≤70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$16,533
Value (B)		$40,091

Loan-specific loan to value ratio		41.2%

	December 31,	December 31,
Great Western Bank Covenants	2012 Requirement	2012 Calculation
Consolidated leverage ratio calculated as follows:	≤4.25
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements and loan agreement (A)		$157,348
Total assets per financial statements		201,847
Total liabilities per financial statements		157,348

Tangible net worth per loan agreement (B)		$44,499

Consolidated Leverage Ratio:		3.54

The Great Western Bank credit facilities also require that we not pay dividends in excess of 75% of our funds from operations per year. The credit facilities with Great Western Bank currently consist of a $12.5 million revolving credit facility and term loans in the original principal amount of $10 million and $7.5 million. The credit facilities provide for $12.5 million of availability under the revolving credit facility, subject to the limitation that the loans available to us through the revolving credit facility and term loans may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20 to 1. At December 31, 2012, the credit facilities remained fully available to the Company, and the outstanding balance under the revolving credit facility was $2.5 million.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

GE Covenants	December 31, 2012 Requirement	December 31, 2012 Calculation

Loan-specific fixed charge coverage ratio calculated as follows: *	≥1.00:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		(10,220)
Net adjustments per loan agreement		17,142

Adjusted EBITDA per loan agreement (A)		$6,922

Interest expense per financial statements - continuing operations		7,450
Interest expense per financial statements - discontinued operations		2,610

Total interest expense per financial statements		$10,060

Net adjustments per loan agreement		(4,313)

Fixed charges per loan agreement (B)		$5,747

Loan-specific fixed charge coverage ratio		1.20 : 1

*	Calculations based on prior four quarters

GE Covenants	December 31, 2012 Requirement	December 31, 2012 Calculation

Loan-specific loan to value ratio calculated as follows:	≤80%
Loan balance (A) / Value (B)
Loan balance (A)		$54,902

Value (B)		$72,130

Loan-specific loan to value ratio		76.1%

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

GE Covenants	December 31, 2012 Requirement	December 31, 2012 Calculation

Before dividend consolidated fixed charge coverage ratio calculated as follows: *	≥1.10:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		(10,220)
Net adjustments per loan agreement		25,186

Adjusted EBITDA per loan agreement (A)		$14,966

Interest expense per financial statements - continuing operations		7,450
Interest expense per financial statements - discontinued operations		2,610

Total interest expense per financial statements		$10,060

Net adjustments per loan agreement		2,995

Fixed charges per loan agreement (B)		$13,055

Before dividend consolidated fixed charge coverage ratio		1.15:1

*	Calculations based on prior four quarters

GE Covenants	December 31, 2012 Requirement	December 31, 2012 Calculation

After dividend consolidated fixed charge coverage ratio calculated as follows: *	≥0.90:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		(10,220)
Net adjustments per loan agreement		25,186

Adjusted EBITDA per loan agreement (A)		$14,966

Interest expense per financial statements - continuing operations		7,450
Interest expense per financial statements - discontinued operations		2,610

Total interest expense per financial statements		$10,060

Net adjustments per loan agreement		6,164

Fixed charges per loan agreement (B)		$16,224

After dividend consolidated fixed charge coverage ratio		0.92:1

*	Calculations based on prior four quarters

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

The financial covenants under our loan facilities with GE Franchise Finance Commercial LLC (“GE”) require that, through the term of the loans, we maintain: (a) a minimum before dividend fixed charge coverage ratio (FCCR) with respect to our GE encumbered properties (based on a rolling 12-month period) of 1.00:1 as of December 31, 2012, which requirement increases quarterly thereafter to 1.30:1 as of December 31, 2015; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 80% as of December 31, 2012, which requirement decreases quarterly thereafter to 60% as of December 31, 2015; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 1.10:1 as of December 31, 2012, which requirement increases quarterly thereafter to 1.30:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.90:1 as of December 31, 2012, which requirement increases quarterly thereafter to 1.00:1 as of December 31, 2013.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank and GE facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. We are not in default of any of our loans.

At December 31, 2012, we had long-term debt of $112.4 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.7 years and a weighted average interest rate of 6.0%. The weighted average fixed rate was 6.3%, and the weighted average variable rate was 4.2%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the next five years and thereafter, and debt associated with assets held for sale, are as follows:

	2012
	Held For Sale	Held For Use	TOTAL
2013	$20,416	$16,753	$37,169
2014	—	21,559	21,559
2015	—	14,989	14,989
2016	—	3,303	3,303
2017	—	43,517	43,517
Thereafter	—	12,284	12,284

	$20,416	$112,405	$132,821

At December 31, 2012, we had $37.2 million of principal due in 2013. Of this amount, $20.5 million of the principal due is associated with either assets held for use or assets held for sale, and matures in 2013 pursuant to the notes and mortgages evidencing such debt. The remaining $16.7 million is associated with assets held for sale and is not contractually due in 2013 unless the related assets are sold. The maturities comprising the $20.5 million consist of:

•	a $7.3 million balance on a term loan with Great Western Bank;

•	a $6.8 million balance on a term loan with Great Western Bank;

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

•	a $2.4 million balance on a revolving line of credit with Great Western Bank; and

•	approximately $4.0 million of principal amortization on mortgage loans.

We believe the debt with Great Western Bank will be refinanced with Great Western Bank on acceptable terms.

The carrying value and estimated fair value of the Company’s debt, as of December 31, 2012, are presented in the table below:

	Carrying Value		Estimated Fair Value
	12/31/2012	12/31/2011	12/31/2012	12/31/2011

Continuing operations	$112,405	$115,877	$117,725	$117,353
Discontinued operations	20,416	49,968	21,434	51,093

Total	$132,821	$165,845	$139,159	$168,446

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

At December 31, 2012, the income tax bases of the Company’s assets and liabilities excluding those of TRS were approximately $213,219 and $116,225, respectively; at December 31, 2011, they were approximately $237,775 and $150,572, respectively.

We have provided a valuation allowance against our deferred tax asset at December 31, 2012 that results in no net deferred tax asset at December 31, 2012 due to the uncertainty of realization (because of historical operating losses). The TRS net operating loss carryforward from December 31, 2012 as determined for federal income tax purposes was approximately $16.5 million. The availability of such loss carryforward will begin to expire in 2022.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

Income tax expense (benefit) from continuing operations for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	2012			2011			2010
	Federal	State	Total	Federal	State	Total	Federal	State	Total

Current	$—	$—	$—	$—	$—	$—	$—	$—	$—
Deferred	5,931	706	6,637	(135)	(26)	(161)	10	2	12

Total income tax expense (benefit)	$5,931	$706	$6,637	$(135)	$(26)	$(161)	$10	$2	$12

The actual income tax expense (benefit) from continuing operations of the TRS for the years ended December 31, 2012, 2011 and 2010 differs from the “expected” income tax expense (benefit) (computed by applying the appropriate U.S. federal income tax rate of 34% to earnings before income taxes) as a result of the following:

	2012	2011	2010

Computed “expected” income tax expense (benefit)	$289	$(144)	$(32)
State income taxes, net Federal income tax expense (benefit)	35	(17)	(4)
Increase in valuation allowance	6,337	—	—
Other	(24)	—	48

Total income tax expense (benefit)	$6,637	$(161)	$12

The continuing and discontinued combined tax effects of temporary differences that give rise to significant portions of the deferred tax assets and the deferred tax liability at December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Deferred tax assets:
Expenses accrued for consolidated financial statement purposes, nondeductible for tax return purposes	$234	$326	$297

Net operating losses carried forward for federal income tax purposes	6,289	5,524	3,827

	6,523	5,850	4,124

Valuation allowance	(6,337)	—	—

Total deferred tax assets	186	5,850	4,124

Deferred liabilities:
Tax depreciation in excess of book depreciation	186	240	418

Total deferred tax liabilities	186	240	418

Net deferred tax assets	$—	$5,610	$3,706

The TRS has estimated its income tax benefit using a combined federal and state rate of approximately 38%. As of the year ended 2012, 2011 and 2010 the TRS had net deferred tax assets of $6.3 million, $5.6 million and $3.7 million, respectively, primarily due to current and past years’ tax net operating losses offset by valuation allowances. These loss carryforwards will begin to

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

expire in 2022 through 2032. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2012. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers projected scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. These estimates of future taxable income inherently require significant judgment. Management uses historical experience and short and long-range business forecasts to develop such estimates. Further, we employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. A cumulative loss in recent years is a significant piece of evidence with respect to realizability that outweighs the other evidence. A cumulative loss for recent years exists because of the company’s net operating losses in both the current year and prior two years. Although the company does believe that it will be able to recover the tax loss benefit based on the current and future strategic direction of the company, the company understands that as the loss years continue, the realizability of deferred taxes is impacted. As a result of this analysis the company believes that a valuation allowance is necessary for the deferred tax asset and liability as of December 31, 2012. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

There was no valuation allowance at December 31, 2011 or 2010. An allowance of $6.3 million was provided at December 31, 2012. As of December 31, 2012, the tax years that remain subject to examination by major tax jurisdictions generally include 2009 through 2011.

Dividends Paid

There were no dividends paid on the common stock during the years ended December 31, 2012, 2011 and 2010.

Note 9.	Commitments and Contingencies and Other Related Party Transactions

HMA, Strand, Kinseth, Cherry Cove and HLC, independent contractors, manage our hotels pursuant to hotel management agreements with TRS Lessee. The management agreements provide that the management companies have control of all operational aspects of the hotels, including employee-related matters. HMA, Strand, Kinseth, Cherry Cove and HLC must generally maintain each hotel in good repair and condition and make routine maintenance, repairs and minor alterations. Additionally, the management companies must operate the hotels in accordance with third party franchise agreements that cover the hotels, which includes using franchisor sales and reservation systems as well as abiding by franchisors’ marketing standards. HMA, Strand, Kinseth, Cherry Cove and HLC may not assign their management agreements without our consent. For further information regarding terms of the agreements see Note 1.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

The management agreements generally require TRS Lessee to fund debt service, working capital needs, capital expenditures and to reimburse the management companies for all budgeted direct operating costs and expenses incurred in the operation of the hotels. TRS Lessee is responsible for obtaining and maintaining insurance policies with respect to the hotels.

The remaining amount due to Royco Hotels as financial settlement of the lawsuit and fees owed to Royco Hotels as termination fees for hotels that have been sold is $120.

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

Other

The Company assumed land lease agreements in conjunction with the purchase of three hotels. One lease requires monthly payments of the greater of $2 or 5% of room revenue through November 2091. A second lease requires monthly payments of $1 through 2017 with approximately $1 annual increase beginning January 1, 2018,

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

with additional increases in 2033, 2043, 2053 and 2063. A third lease requires annual payments of $34, with approximately $3 increases every five years throughout twelve renewal periods. Land lease expense from continuing operations totaled approximately $102, $112 and $111 in 2012, 2011 and 2010, respectively, and is included in property operating expense.

The Company entered into office lease agreements in May of 2010 and December of 2011. The two office leases mature in 2016 with the option to renew an additional five years. Office lease expense totaled $161, $59, and $14 during 2012, 2011, and 2010 respectively.

As of December 31, 2012, the future minimum lease payments applicable to non-cancellable operating leases are as follows:

Lease rents
2013	$240
2014	241
2015	241
2016	229
2017	74
Thereafter	4,560

$5,585

The land leases reflected in the table above represent continuing operations. In addition, the Company has two land leases associated with properties in discontinued operations. These two properties are expected to be sold in the next 12 months. The annual lease payments of $114 are not included in the table above.

The Company as of December 31, 2012 has agreements with a restaurant and two cell tower operators for leased space at our hotel locations related to continuing operations. The restaurant lease has a maturity date of 2020, and the cell tower leases have maturity dates ranging from 2015 to 2016. The restaurant lease has an escalation clause. The escalation is based on percentages of gross sales. The restaurant and cell tower lease income from continuing operations totaled approximately $247, $289 and $285 in 2012, 2011 and 2010, respectively, and is included in room rentals and other hotel services.

As of December 31, 2012, the future minimum lease receipts from the non-cancellable restaurants and cell tower leases are as follows:

Lease receipts
2013	$137
2014	137
2015	129
2016	119
2017	108
Thereafter	325

$955

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

Note 10.	Series B Redeemable Preferred Stock

On June 3, 2008 the Company offered and sold 332,500 shares of 10.0% Series B Cumulative Preferred Stock. The shares were sold for $25.00 per share and bear a liquidation preference of $25.00 per share. Underwriting and other costs of the offering totaled approximately $0.6 million to the Company. The net proceeds plus additional cash were used by the Company to pay an $8.5 million bridge loan with General Electric Capital Corporation. At December 31, 2012, 332,500 shares of 10.0% Series B preferred stock remained outstanding.

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

The Series B preferred stock will, with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, rank: (a) senior to the Company’s common stock, (b) senior to all classes or series of preferred stock issued by the Company and ranking junior to the Series B preferred stock with respect to dividend rights or rights upon the Company’s liquidation, dissolution or winding up, (c) on a parity with the Company’s Series A preferred stock and with all classes or series of preferred stock issued by the Company and ranking on a parity with the Series B preferred stock with respect to dividend rights or rights upon the Company’s liquidation, dissolution or winding up and junior to all of the Company’s existing and future indebtedness.

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

The Series B preferred stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock). The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At December 31, 2012, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Note 11.	Noncontrolling Interest of Common and Preferred Units in SLP

At December 31, 2012, 97,008 of SLP’s common operating partnership units (“Common OP Units”) were outstanding. The redemption values for the Common OP Units are $99 and $64 for 2012 and 2011 respectively. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Common OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. When a limited partner tenders Common OP Units to SLP for redemption, the Company can, in its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. During 2012, 2011, and 2010, 0, 61,153 and 0, respectively, Common OP Units were redeemed for common shares of SHI.

At December 31, 2012, none of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The Preferred OP Units received a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and did not participate in the allocations of profits and losses of SLP. In October 2012 and 2011, 11,424 and 39,611 units, respectively were redeemed at $10 each.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

Noncontrolling Interest Reconciliation of Common and Preferred Units

	Redeemable Noncontrolling Interest	Noncontrolling Interest	Total Noncontrolling Interest
Balance at January 1, 2010	$511	$408	$919

Partner draws	(56)	—	(56)
Noncontrolling interest	56	(73)	(17)

Balance at December 31, 2010	$511	$335	$846

Partner draws	(49)	—	(49)
Conversion of OP units	(397)	(119)	(516)
Noncontrolling interest	49	(81)	(32)

Balance at December 31, 2011	$114	$135	$249

Partner draws	(10)	—	(10)
Conversion of OP units	(114)	—	(114)
Noncontrolling interest	10	(20)	(10)

Balance at December 31, 2012	$—	$115	$115

Note 12.	Common and Series A Preferred Stock

The Company’s common stock is duly authorized, full paid and non-assessable. At December 31, 2012 and 2011, members of the Board of Directors and executive officers owned approximately 14.2% and 18.5%, respectively, of the Company’s outstanding common stock.

At December 31, 2012, 97,008 of SLP’s common operating partnership units (“Common OP Units”) were outstanding. The redemption value for the Common OP Units was $99 and $64, respectively, as of December 31, 2012 and 2011. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Common OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. When a limited partner tenders Common OP Units to SLP for redemption, the Company can, in its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. During 2011, 61,153 Common OP Units of limited partnership interest were redeemed for common shares of SHI. During 2010 and 2012, no Common OP Units were redeemed for common shares of SHI. Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2012 their right to have units redeemed at $10 per unit. In October 2012 and 2011, 11,424 and 39,611 units, respectively were redeemed at $10 each. No SLP preferred operating units were outstanding as of December 31, 2012.

On December 30, 2005 the Company offered and sold 1,521,258 shares of 8% Series A preferred stock. The shares were sold for $10.00 per share and bear a liquidation preference of $10.00 per share. At December 31, 2012, 2011 and 2010, 803,270 shares each year of Series A preferred stock remained outstanding.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

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

During 2010 the Company sold 316,384 shares of common stock using a Standby Equity Distribution Agreement. Net proceeds of $480 were used for corporate purposes.

On March 29, 2011, the Company entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which the Company may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to the Company’s registration statement on Form S-3 (333-170756). The Company sold through JMP, as its agent, an aggregate of 91,725 shares of common stock in 2011 and 65,000 shares of common stock in the fourth quarter of 2011, pursuant to ordinary brokers’ transactions on the Nasdaq Global Market. Gross proceeds in 2011 were $97, commissions to agent were $5, other miscellaneous expenses were $3, and net proceeds to the Company were $89. Gross proceeds in the fourth quarter of 2011 were $53, commissions to agent were $3 and net proceeds to Company were $50.

The Company also has Series B preferred stock (see Note 10) and Series C convertible preferred stock (see Note 13), outstanding.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

Note 13.	Series C Convertible Preferred Stock

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

Note 14.	Stock-Based Compensation

Upon initial issuance of stock options on May 25, 2006, the Company adopted the provisions of FASB ASC 718-10-30 Compensation - Stock Compensation - Overall - Initial Measurement, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

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

Options

As of December 31, 2012, 223,000 stock options have been awarded under the Plan. The exercise price is equal to the average of the high and low sales price of the stock as reported on the National Association of Securities Dealers Automated Quotation system (NASDAQ) on the grant date. A total of 223,000 shares of common stock have been reserved for issuance pursuant to the Plan with respect to the granted options. As of December 31, 2012, the total unrecognized compensation cost related to non-vested stock options awards was $15, which is expected to be recognized over the next six months. During 2012 and 2010 the Company’s options granted were 45,000 and 95,000, respectively, with a weighted average grant date fair value per option of $0.39 and $0.35, respectively. The total intrinsic value of options exercised was $0 for all three fiscal years 2012, 2011 and 2010. The closing market price of our common stock on the last day of 2012 was $1.02 per share. There is no intrinsic value for the vested options as of December 31, 2012 and 2011. The following table summarizes the options awarded:

	Options Grant Date
	12/04/12	12/05/10
Awarded Options	45,000	95,500
Exercise Price	$0.98	$1.42
Date Vested	06/04/13	06/30/11
Expiration Date	12/4/2016	12/2/2014

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life, the dividend rate and expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option. The following table summarizes the estimates used in the Black-Scholes option-pricing model related to the 2012 and 2010 grants:

	Grant Date
	12/04/12	12/02/10
Volatility	54.00%	50.00%
Expected dividend yield	0.80%	6.33%
Expected term (in years)	4.00	3.79
Risk free interest rate	0.49%	1.27%

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

The following table summarizes the Company’s activities with respect to its stock options for the year ended December 31, 2012 as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	215,500	$2.59	$76
Granted	45,000	0.98	17
Exercised	—	—	—
Forfeited or expired	37,500	4.52	15

Outstanding at December 31, 2012	223,000	$1.38	$78	$1.92	$—

Exercisable at December 31, 2012	178,000	$1.48	$61	$1.41	$—

Non Vested Share Awards

On May 22, 2012 share awards totaling 45,000 shares were made to two executive officers of the Company in accordance with the Plan at a grant date price of $0.90. The shares vest based on continued employment of the executive, and the restrictions lapse in 50% increments on each of the first and second anniversary of issuance. The Company recognized $12 of non-cash compensation for the year ended December 31, 2012, related to this non-vested stock.

As of December 31, 2012 the total unrecognized compensation cost related to non-vested stock awards was $29 and is expected to be recognized over the next seventeen months.

Investment Committee Share Compensation

In March 2012 the Board of Directors approved the recommendation by the Compensation Committee that the independent directors serving as members of the Investment Committee receive their monthly Investment Committee fees in the form of shares of the Company’s Common Stock issued under the 2006 Stock Plan, priced as the average of the closing price of the stock for the first 20 trading days for the calendar year. The shares issued to the independent directors of the Investment Committee for the twelve months ended December 31, 2012 was 30,540.

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the share-based compensation related to employees and directors for the years ended December 31, 2012, 2011 and 2010 was $44, $29 and $30, respectively. At December 31, 2012, we had unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock awards in the amount of $44. This expense is expected to be recognized over the first 5.5 months of 2013. The amount related to non-vested stock options awards was $15, which is expected to be recognized over the first six months of 2013. We recognize compensation expense using the straight-line method over the vesting period.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

Note 15.	Supplementary Data

The following tables present our unaudited quarterly results of operations for 2012 and 2011:

	Quarters Ended (unaudited)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	YTD 2012

2012
Revenues	$14,583	$19,189	$20,380	$16,421	$70,573
Expenses	14,503	16,241	17,353	15,677	63,774

Earnings before net gains (losses) on disposition of assets, other income, interest expense, and income taxes	80	2,948	3,027	744	6,799

Net gain (losses) on dispositions of assets	(3)	(3)	13	(4)	3
Other income (loss)	(1,212)	872	(1,138)	1,334	(144)
Interest	(1,880)	(1,831)	(1,783)	(1,956)	(7,450)
Impairment recoveries (losses)	266	(4,096)	—	—	(3,830)
Termination cost	—	—	—	—	—

Earnings (loss) from continuing operations before income taxes	(2,749)	(2,110)	119	118	(4,622)

Income tax expense (benefit)	(314)	449	349	6,153	6,637

Loss from continuing operations	(2,435)	(2,559)	(230)	(6,035)	(11,259)

Gain (loss) from discontinued operations	(1,536)	4,999	(2,036)	(388)	1,039

Net earnings (loss)	(3,971)	2,440	(2,266)	(6,423)	(10,220)

Loss attributable to noncontrolling interest	6	(8)	1	11	10

Net income (loss) attributable to controlling interests	(3,965)	2,432	(2,265)	(6,412)	(10,210)

Preferred stock dividends	(657)	(837)	(837)	(838)	(3,169)

Net earnings (loss) attributable to common shareholders	$(4,622)	$1,595	$(3,102)	$(7,250)	(13,379)

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations	$(0.13)	$(0.15)	$(0.04)	$(0.30)	$(0.62)

EPS from discontinued operations *	$(0.07)	$0.22	$(0.09)	$(0.01)	$0.04

EPS Basic and Diluted *	$(0.20)	$0.07	$(0.13)	$(0.31)	$(0.58)

At the end of the 2012 fourth quarter, a valuation allowance of $6,337 was taken against our deferred tax asset, creating an income tax expense for the quarter.

*	Quarterly EPS data does not add to total year, due to rounding

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

	Quarters Ended (unaudited)
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	YTD 2011

2011
Revenues	$14,002	$18,026	$19,398	$15,605	$67,031
Expenses	15,073	15,864	16,644	14,869	62,450

Earnings (losses) before net gains (losses) on disposition of assets, other income, interest expense, and income taxes	(1,071)	2,162	2,754	736	4,581

Net gains (losses) on dispositions of assets	(4)	(1)	1,141	(1)	1,135
Other income	85	20	2	—	107
Interest	(2,105)	(1,911)	(1,770)	(1,920)	(7,706)
Impairment	—	(2,801)	—	(3,712)	(6,513)
	—	—	—	—	—
Earnings (loss) from continuing operations before income taxes	(3,095)	(2,531)	2,127	(4,897)	(8,396)

Income tax expense (benefit)	(486)	197	275	(147)	(161)

Earnings (loss) from continuing operations	(2,609)	(2,728)	1,852	(4,750)	(8,235)

Gain (loss) from discontinued operations	(1,102)	(1,384)	(3,256)	(3,500)	(9,242)

Net loss	(3,711)	(4,112)	(1,404)	(8,250)	(17,477)

Loss attributable to noncontrolling interest	11	3	(8)	26	32

Net loss attributable to controlling interests	(3,700)	(4,109)	(1,412)	(8,224)	(17,445)

Preferred stock dividends	(368)	(369)	(369)	(368)	(1,474)

Net loss available to common shareholders	$(4,068)	$(4,478)	$(1,781)	$(8,592)	(18,919)

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations *	$(0.13)	$(0.14)	$0.06	$(0.22)	$(0.42)

EPS from discontinued operations	$(0.05)	$(0.06)	$(0.14)	$(0.15)	$(0.40)

EPS Basic and Diluted *	$(0.18)	$(0.20)	$(0.08)	$(0.37)	$(0.82)

*	Quarterly EPS data does not add to total year, due to rounding

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

Note 16.	Subsequent Events

On January 10, 2013, the Company obtained a $2.4 million loan from First State Bank in Fremont, Nebraska. The loan is secured by four hotels, bears interest at 5.5%, and matures on September 1, 2016. Proceeds of the loan were used for operations.

On February 13, 2013, the Company sold a Guesthouse Inn in Ellenton, Florida (63 rooms) for $1.26 million, and a Days Inn in Fredericksburg, Virginia (120 rooms) for $2.05 million. Proceeds from the sale of the Days Inn were used to pay off the associated debt, while the remaining proceeds were used for general corporate purposes.

On February 21, 2013, the rate on the $2.9 million balance owed to Elkhorn Valley Bank was dropped from 6.25% to 5.50%.

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2012

		Initial Cost		Additions, (Dispositions), (Impairments), Subsequent to Acquisition		Gross Amount at December 31, 2012			Net Book Value
Hotel and Location	Encumbrance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation
Comfort Inn
Chambersburg, Pennsylvania	MS	89,000	2,346,362	—	386,713	89,000	2,733,075	(1,250,593)	1,571,482
Culpeper, Virginia	MS	182,264	2,142,652	—	633,425	182,264	2,776,077	(1,272,318)	1,686,023
Farmville, Virginia	MS	253,618	2,162,087	—	617,576	253,618	2,779,663	(1,458,858)	1,574,423
Morgantown, West Virginia	MS	398,322	3,853,651	—	1,066,039	398,322	4,919,690	(2,470,535)	2,847,477
New Castle, Pennsylvania	MS	56,648	4,101,254	—	765,950	56,648	4,867,204	(2,165,694)	2,758,158
Princeton, West Virginia	MS	387,567	1,774,501	—	733,503	387,567	2,508,004	(1,395,905)	1,499,666
Rocky Mount, Virginia	MS	193,841	2,162,429	—	224,108	193,841	2,386,537	(1,212,249)	1,368,129
Solomons, Maryland	GE	2,303,990	2,988,255	—	2,074,407	2,303,990	5,062,662	(3,034,274)	4,332,378
Fayetteville, North Carolina	CITI	725,000	3,910,514	—	572,683	725,000	4,483,197	(1,392,687)	3,815,510
Fayetteville Car Wash, North Carolina	CITI	—	164,128	—	8,707	—	172,835	(70,410)	102,425
Erlanger, Kentucky	SOLD	750,000	2,822,201	(65,855)	(2,822,201)	—	—	—	—
Alexandria, Virginia	WA BMI	2,500,000	9,373,060	—	1,764,097	2,500,000	11,137,157	(2,513,396)	11,123,761
Glasgow, Kentucky	GE 3CI	500,000	2,456,305	—	613,344	500,000	3,069,649	(671,931)	2,897,718
Super 8
Creston, Iowa	MS	56,000	840,580	89,607	2,405,831	145,607	3,246,411	(1,963,703)	1,428,315
Columbus, Nebraska	GWB	51,716	571,178	51,667	739,793	103,383	1,310,971	(912,864)	501,490
O’Neill, Nebraska	MS	75,000	667,074	46,075	1,165,880	121,075	1,832,954	(1,133,375)	820,654
Omaha, Nebraska	GWB	164,034	1,053,620	—	1,304,695	164,034	2,358,315	(1,705,227)	817,122
Lincoln, Nebraska (West “O”)	SOLD	139,603	1,234,988	63,153	(1,234,988)	—	—	—	—
Lincoln, Nebraska (Cornhusker)	GWB	226,174	1,068,520	271,817	1,942,999	497,991	3,011,519	(1,979,398)	1,530,112
Keokuk, Iowa	MS	55,000	642,783	71,175	654,675	126,175	1,297,458	(973,546)	450,087
Iowa City, Iowa	MS	227,290	1,280,365	—	642,831	227,290	1,923,196	(1,471,711)	678,775
Omaha, Nebraska (Ak-sar-ben)	SOLD	203,453	1,054,497	—	(1,054,497)	—	—	—	—
Kirksville, Missouri	GWB	151,225	830,457	—	416,438	151,225	1,246,895	(887,261)	510,859
Burlington, Iowa	MS	145,000	867,116	—	374,847	145,000	1,241,963	(906,398)	480,565
Sedalia, Missouri	SOLD	185,025	917,809	—	(917,809)	—	—	—	—
Hays, Kansas	GWB	317,762	1,133,765	19,519	533,276	337,281	1,667,041	(1,211,545)	792,777
Moberly, Missouri	GWB	60,000	1,075,235	—	482,308	60,000	1,557,543	(1,139,417)	478,126
Pittsburg, Kansas	MS	130,000	852,131	—	381,046	130,000	1,233,177	(895,673)	467,504
Manhattan, Kansas	GWB	261,646	1,254,175	(10,000)	695,906	251,646	1,950,081	(1,301,759)	899,968
Clinton, Iowa	SOLD	135,153	805,067	(46,089)	(805,067)	—	—	—	—

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

AS OF DECEMBER 31, 2012

		Initial Cost		Additions, (Dispositions), (Impairments), Subsequent to Acquisition		Gross Amount at December 31, 2012			Net Book Value
Hotel and Location	Encumbrance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation
Super 8 - continued
Mt. Pleasant, Iowa	MS	85,745	536,064	21,508	602,620	107,253	1,138,684	(766,347)	479,590
Wichita, Kansas	SOLD	435,087	1,806,979	—	(1,806,979)	—	—	—	—
Pella, Iowa	NON	61,853	664,610	—	206,528	61,853	871,138	(572,039)	360,952
Storm Lake, Iowa	MS	90,033	819,202	41,344	653,645	131,377	1,472,847	(912,632)	691,592
West Plains, Missouri	GWB	112,279	861,178	—	279,120	112,279	1,140,298	(733,858)	518,719
Jefferson City, Missouri	GWB	264,707	1,206,886	—	457,832	264,707	1,664,718	(1,087,956)	841,469
El Dorado, Kansas	SOLD	96,764	418,333	467	(418,333)	—	—	—	—
Wayne, Nebraska	GWB	79,127	685,135	—	268,711	79,127	953,846	(557,278)	475,695
Batesville, Arkansas	GWB	81,483	811,371	—	301,439	81,483	1,112,810	(675,935)	518,358
Fayetteville, Arkansas	SOLD	255,731	1,549,271	—	(1,549,271)	—	—	—	—
Omaha, Nebraska (West Dodge)	GWB	593,518	1,758,275	(39,599)	396,852	553,919	2,155,127	(1,249,418)	1,459,628
Watertown, South Dakota	SOLD	51,237	1,296,312	—	(1,296,312)	—	—	—	—
Norfolk, Nebraska	NON	226,971	1,587,581	—	609,375	226,971	2,196,956	(1,169,932)	1,253,995
Muscatine, Iowa	SOLD	204,890	1,616,090	—	(1,616,090)	—	—	—	—
Fort Madison, Iowa	GWB	104,855	871,075	—	280,892	104,855	1,151,967	(659,735)	597,087
Portage, Wisconsin	MS	203,032	1,839,321	—	363,640	203,032	2,202,961	(1,150,349)	1,255,644
Antigo, Wisconsin	SOLD	234,605	1,485,579	(13,506)	(1,485,579)	—	—	—	—
Shawano, Wisconsin	NON	244,935	1,672,123	(38,916)	94,168	206,019	1,766,291	(985,063)	987,247
Tomah, Wisconsin	GWB	211,975	2,079,714	(59,834)	467,911	152,141	2,547,625	(1,317,439)	1,382,327
Menomonie, Wisconsin	MS	451,520	2,398,446	—	407,759	451,520	2,806,205	(1,356,740)	1,900,985
Clarinda, Iowa	GWB	75,000	1,276,923	—	201,947	75,000	1,478,870	(394,743)	1,159,127
Billings, Montana	GE MOA	518,000	4,807,220	—	210,517	518,000	5,017,737	(966,355)	4,569,382
Boise, Idaho	GE MOA	612,000	5,709,976	—	(2,947,459)	303,586	2,762,517	(348,670)	2,717,433
Columbus, Georgia	GE MOA	441,000	4,173,299	(223,155)	(1,999,458)	217,845	2,173,841	(369,706)	2,021,980
Terre Haute, Indiana	GE MOA	547,000	4,976,600	(314,145)	(2,642,433)	232,855	2,334,167	(508,031)	2,058,991
Green Bay, Wisconsin	GE-GB	570,000	2,784,052	(16,031)	109,114	553,969	2,893,166	(502,548)	2,944,587
Sleep Inn
Omaha, Nebraska	EVB	400,000	3,275,773	(47,816)	284,885	352,184	3,560,658	(1,088,062)	2,824,780
Louisville, Kentucky	GE LSI	350,000	1,288,002	(26,145)	461,091	323,855	1,749,093	(534,142)	1,538,806
Independent
Harlan, Kentucky	GE	—	2,949,276	—	955,581	—	3,904,857	(1,780,783)	2,124,074

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

AS OF DECEMBER 31, 2012

		Initial Cost		Additions, (Dispositions), (Impairments), Subsequent to Acquisition		Gross Amount at December 31, 2012			Net Book Value
Hotel and Location	Encumbrance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation
Quality Inn
Danville, Kentucky	MS	155,717	2,971,403	—	858,959	155,717	3,830,362	(1,910,832)	2,075,247
Minocqua, Wisconsin	GWB	214,505	1,458,389	—	365,371	214,505	1,823,760	(881,971)	1,156,294
Sheboygan, Wisconsin	GWB	286,970	1,716,782	—	421,281	286,970	2,138,063	(1,111,496)	1,313,537
Hampton Inn
Cleveland, Tennessee	MS	212,914	2,370,499	—	1,058,857	212,914	3,429,356	(1,839,626)	1,802,644
Shelby, North Carolina	MS	253,921	2,782,042	—	1,179,498	253,921	3,961,540	(2,300,003)	1,915,458
Comfort Suites
Dover, Delaware	SOLD	337,113	5,179,187	—	(5,179,187)	—	—	—	—
Ft. Wayne, Indiana	CITI	1,200,000	4,803,605	—	1,373,853	1,200,000	6,177,458	(1,745,991)	5,631,467
Lafayette, Indiana	CITI	850,000	3,473,808	—	621,693	850,000	4,095,501	(1,095,641)	3,849,860
Marion, Indiana	CITI	430,000	1,945,383	—	776,513	430,000	2,721,896	(771,174)	2,380,722
South Bend, Indiana	GE SB	500,000	11,512,314	—	1,090,468	303,544	12,602,782	(2,721,353)	10,184,973
Warsaw, Indiana	CITI	650,000	2,500,570	—	544,876	650,000	3,045,446	(771,027)	2,924,419
Louisville, Kentucky	GE 3CI	500,000	2,186,715	(84,684)	525,270	415,316	2,711,985	(865,288)	2,262,013
Ramada Ltd
Ellenton, Florida	SOLD	546,945	2,293,464	—	(2,293,464)	—	—	—	—
Guest House Inn
Ellenton, Florida	NON	290,373	2,102,371	(82,210)	(759,314)	208,163	1,343,057	(372,047)	1,179,173
Jackson, Tennessee	SOLD	261,506	3,430,541	(69,292)	(3,430,541)	—	—	—	—
Baymont Inn
Brooks, Kentucky	GE 3CI	500,000	2,008,474	(212,952)	(513,845)	287,048	1,494,629	(421,891)	1,359,786
Days Inn
Farmville, Virginia	MS	384,591	1,967,727	—	464,888	384,591	2,432,615	(1,251,933)	1,565,273
Alexandria, Virginia	WA BMI	2,500,000	6,544,271	—	1,746,033	2,500,000	8,290,304	(2,048,496)	8,741,808
Fredericksburg South, Virginia	WA BMI	1,510,000	1,786,979	(878,602)	(470,659)	631,398	1,316,320	(298,922)	1,648,796
Shreveport, Louisiana	WA BMI	1,250,000	2,964,484	(647,441)	(717,097)	602,559	2,247,387	(731,655)	2,118,291
Bossier City, Louisiana	GWB	1,025,000	5,117,686	(251,463)	(591,705)	773,537	4,525,981	(808,564)	4,490,954
Fredericksburg North, Virginia	EVB	650,000	3,142,312	(370,351)	(867,283)	279,649	2,275,029	(627,222)	1,927,456
Ashland, Kentucky	GE 2DI	320,000	1,303,003	—	422,781	320,000	1,725,784	(465,331)	1,580,453
Glasgow, Kentucky	GE 2DI	425,000	2,206,805	—	198,852	425,000	2,405,657	(456,082)	2,374,575
Sioux Falls, Airport	GE SF	—	2,397,714	—	245,396	—	2,643,110	(543,167)	2,099,943
Sioux Falls, Empire	GE SF	480,000	1,988,692	—	270,347	480,000	2,259,039	(474,216)	2,264,823

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

AS OF DECEMBER 31, 2012

		Initial Cost		Additions, (Dispositions), (Impairments), Subsequent to Acquisition		Gross Amount at December 31, 2012			Net Book Value
Hotel and Location	Encumbrance	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Accumulated Depreciation
Extended Stay-Savannah Suites
Atlanta, Georgia	GE PINE *	1,865,000	3,997,960	(981,833)	(1,837,929)	883,167	2,160,031	(500,804)	2,542,394
Augusta, Georgia	GE SS	750,000	3,816,246	—	241,738	750,000	4,057,984	(907,269)	3,900,715
Chamblee, Georgia	GE SS	1,650,000	3,563,648	—	157,649	1,650,000	3,721,297	(876,859)	4,494,438
Greenville, South Carolina	GE SS	550,000	3,408,375	(255,316)	(1,506,296)	294,684	1,902,079	(371,398)	1,825,365
Jonesboro, Georgia	GE SS	875,000	2,978,463	(394,903)	(1,268,474)	480,097	1,709,989	(331,356)	1,858,730
Savannah, Georgia	GE SS	1,250,000	4,052,678	—	(1,784,141)	714,173	2,268,537	(300,015)	2,682,695
Stone Mountain, Georgia	GE SS	725,000	3,840,600	(258,650)	(1,433,564)	466,350	2,407,036	(350,681)	2,522,705
Supertel Inn
Creston, Iowa	GWB	234,866	2,708,224	—	19,994	234,866	2,728,218	(769,972)	2,193,112
Key West Inns
Key Largo, Florida	MS	339,425	3,238,530	—	1,316,757	339,425	4,555,287	(2,116,869)	2,777,843
Masters
Columbia-I26, South Carolina	GE Masters	450,000	1,395,861	(199,104)	(400,906)	250,896	994,955	(166,255)	1,079,596
Columbia-Knox Abbot Dr, South Carolina	GE Masters	—	1,474,612	—	(673,714)	—	800,898	(253,048)	547,850
Charleston North, South Carolina	GE Masters	700,000	2,895,079	(457,936)	(1,473,085)	242,064	1,421,994	(298,258)	1,365,800
Garden City, Georgia	GE Masters	570,000	2,443,603	(332,371)	(1,033,992)	237,629	1,409,611	(249,741)	1,397,499
Tampa East, Florida	GE Masters	192,416	3,413,132	(132,881)	(1,759,136)	59,535	1,159,950	(303,985)	915,500
Tampa Fairgrounds, Florida	SOLD	580,000	3,018,614	(263,045)	(741,162)	—	—	—	—
Tuscaloosa Alabama	GE Masters	740,000	4,025,844	(498,741)	(2,199,370)	241,259	1,826,474	(333,332)	1,734,401
Hilton Garden Inn
Dowell, Maryland	CAN	1,400,000	9,815,044		334,247	1,400,000	10,149,291	(184,024)	11,365,267

Subtotal Hotel Properties		47,133,940	255,853,158	(6,596,535)	(10,481,315)	35,473,763	242,600,345	(87,906,282)	190,167,826
Construction in Progress		—	—	—	419,325	—	794,419		794,419
Office building		68,765	1,516,627	(68,765)	(895,633)	—	620,994	(492,626)	128,368

Total		$47,202,705	$257,369,785	$(6,665,300)	$(10,957,623)	$35,473,763	$244,015,758	$(88,398,908)	$191,090,613

*	Atlanta Land includes value of land lease

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

As of December 31, 2012

Encumbrance codes refer to the following lenders:

MS	Morgan Stanley	EVB	Elkhorn Valley Bank
GWB	Great Western Bank	CITI	Citigroup Global Markets Realty
GE SB	GE Franchise Finance	GE	GE Franchise Finance
GE SS	GE Franchise Finance	CAN	Cantor
GE Pine	GE Franchise Finance	GE MOA	GE Franchise Finance
GE Masters	GE Franchise Finance	GE SF	GE Franchise Finance
GE GB	GE Franchise Finance	GE 3CI	GE Franchise Finance
GE LSI	GE Franchise Finance	GE 2 DI	GE Franchise Finance
NON	Unencumbered

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2012

	ASSET BASIS	Total

(a)	Balance at January 1, 2010	$359,692,400

	Additions to buildings and improvements	$4,344,356
	Disposition of buildings and improvements	(17,101,252)
	Impairment loss	(8,555,306)

	Balance at December 31, 2010	$338,380,198

	Additions to buildings and improvements	$4,963,538
	Disposition of buildings and improvements	(16,983,570)
	Impairment loss	(19,207,224)

	Balance at December 31, 2011	$307,152,942

	Additions to buildings and improvements	$17,168,418
	Disposition of buildings and improvements	(32,488,064)
	Impairment loss	(12,343,775)

	Balance at December 31, 2012	$279,489,521

	ACCUMULATED DEPRECIATION	Total

(b)	Balance at January 1, 2010	$93,961,656

	Depreciation for the period ended December 31, 2010	$11,710,060
	Depreciation on assets sold or disposed	(7,168,962)
	Impairment loss	(356,732)

	Balance at December 31, 2010	$98,146,022

	Depreciation for the period ended December 31, 2011	$9,996,077
	Depreciation on assets sold or disposed	(5,324,345)
	Impairment loss	(4,899,083)

	Balance at December 31, 2011	$97,918,671

	Depreciation for the period ended December 31, 2012	$8,787,781
	Depreciation on assets sold or disposed	(16,135,646)
	Impairment loss	(2,171,898)

	Balance at December 31, 2012	$88,398,908

(c)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $321 million (unaudited).

(d)	Depreciation is computed based upon the following useful lives:

Buildings and improvements	15 - 40 years
Furniture and equipment	3 -12 years

(e)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in Note 7 to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. No changes in the Company’s internal controls over financial reporting occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Directors

Information concerning the directors and executive officers of the Company is incorporated by reference from information relating to executive officers of the Company set forth in Part I of this Form 10-K and to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) under the captions “Corporate Governance” and “Election of Directors.”

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

Information regarding executive and director compensation is incorporated by reference to the 2013 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-end,” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, of each director and executive officer of Supertel Hospitality, Inc., and all directors and executive officers as a group, is incorporated by reference to the 2013 Proxy Statement under the caption “Ownership of the Company’s Common Stock By Management and Certain Beneficial Owners.”

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under existing equity compensation plans as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	223,000	$1.38	198,603

Equity compensation plans not approved by security holders	—	—	—
Total	223,000	$1.38	198,603

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2013 Proxy Statement under the caption “Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2013 Proxy Statement under the caption “Independent Public Registered Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules.

Exhibits.

3.1 Second Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 22, 2012).

3.2* Bylaws of the Company.

10.1 Third Amended and Restated Agreement of Limited Partnership of Supertel Limited Partnership, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.2* First Amended and Restated Master Lease Agreement dated as of November 26, 2002 between Supertel Limited Partnership, E&P Financing Limited Partnership, TRS Leasing, Inc. and Solomons Beacon Inn Limited Partnership.

10.3* Management Agreement dated May 16, 2007 between TRS Leasing, Inc. and HLC Hotels, Inc.

10.4 Amendment to Management Agreement dated July 15, 2008 between TRS Leasing, Inc. and HLC Hotels, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.5 Amendments dated August 9, 2011 and January 21, 2010 to the Management Agreement dated May 16, 2007 between TRS Leasing, Inc. and HLC Hotels, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.6 Management Agreement dated April 21, 2011 between Kinseth Hotel Corporation, TRS Leasing, Inc., TRS Subsidiary, LLC, SPPR TRS Subsidiary, LLC, and SPPR-BMI TRS Subsidiary, LLC (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.7 Management Agreement dated April 21, 2011 between Strand Development Company, LLC, Strandco, Inc., TRS Leasing, Inc., TRS Subsidiary, LLC, SPPR TRS Subsidiary, LLC, and SPPR-BMI TRS Subsidiary, LLC (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.8 Management Agreement dated April 21, 2011 between Hospitality Management Advisors, Inc., TRS Leasing, Inc., TRS Subsidiary, LLC, SPPR TRS Subsidiary, LLC, and SPPR-BMI TRS Subsidiary, LLC (incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.9 Amended and Restated Loan Agreement dated December 3, 2008 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 3, 2008).

10.10 First Amendment to Amended and Restated Loan Agreement dated February 4, 2009 between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.11 Second Amendment to Amended and Restated Loan Agreement dated March 29, 2010 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.12 Third Amendment to Amended and Restated Loan Agreement dated March 15, 2011 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.13 Fourth Amendment to Amended and Restated Loan Agreement dated December 9, 2011 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 9, 2011).

10.14 Fifth Amendment to Amended and Restated Loan Agreement dated February 21, 2012 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 21, 2012).

10.15 Sixth Amendment to Amended and Restated Loan Agreement dated effective as of December 31, 2012 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 17, 2013).

10.16 Promissory Notes, Loan Agreement and form of Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 18, 2006 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.17 Unconditional Guaranty of Payment and Performance dated August 18, 2006 by the Company to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.18 Amendment No. 1 to the Promissory Note dated August 18, 2006 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 1, 2008).

10.19* Promissory Note, Loan Agreement and form of Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated January 5, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation.

10.20 Amendment No. 1 to the Promissory Note dated January 5, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 1, 2008).

10.21* Promissory Notes, Loan Agreement and form of Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated May 16, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation.

10.22* Unconditional Guaranty of Payment and Performance dated May 16, 2007 by the Company to and for the benefit of General Electric Capital Corporation.

10.23 Amendment No. 1 to the Promissory Note dated May 16, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 1, 2008).

10.24 Global Amendment and Consent dated March 16, 2009 between Supertel Limited Partnership, SPPR-South Bend, LLC and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.25 Unconditional Guaranties of Payment and Performance dated March 16, 2009, by the Company and Supertel Hospitality REIT Trust to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.26 Loan Modification Agreements dated as of September 30, 2009 by and between General Electric Capital Corporation, the Company, Supertel Limited Partnership, Supertel Hospitality REIT Trust and SPPR-South Bend, LLC, (incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.27 Covenant Waiver dated as of November 9, 2009 by General Electric Capital Corporation to the Company, Supertel Limited Partnership, Supertel Hospitality REIT Trust and SPPR-South Bend, LLC. (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.28 Loan Modification Agreement dated as of March 25, 2010 by and between General Electric Capital Corporation, Supertel Limited Partnership, SPPR-South Bend, LLC, Supertel Hospitality REIT Trust and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.29 Loan Modification Agreement dated as of March 29, 2012 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Capital Commercial of Utah, LLC and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2012).

10.30* Loan Waiver and Collateral Agreement dated as of November 14, 2012 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Capital Commercial of Utah, LLC and GE Franchise Finance Commercial LLC.

10.31 Loan Agreement, dated as of November 2, 2012, between Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Morgan Stanley Mortgage Capital Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2012).

10.32* First Amendment to Loan Agreement, dated as of January 3, 2013, between Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Morgan Stanley Mortgage Capital Holdings LLC.

10.33 Guaranty of Recourse Obligations of Borrower, dated as of November 2, 2012, by the Company in favor of Morgan Stanley Mortgage Capital Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 2, 2012).

10.34 Cash Management Agreement, dated as of November 2, 2012, among Morgan Stanley Mortgage Capital Holdings LLC, Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC, Hospitality Management Advisors, Inc., Kinseth Hotel Corporation and Strandco, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 2, 2012).

10.35* First Amendment to Cash Management Agreement, dated as of November 5, 2012, among Morgan Stanley Mortgage Capital Holdings LLC, Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC, Hospitality Management Advisors, Inc., Kinseth Hotel Corporation and Strandco, Inc.

10.36 Standby Equity Distribution Agreement dated as of March 26, 2010 between YA Global Master SPV Ltd. and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2010).

10.37 Purchase Agreement, dated November 16, 2011, by and among the Company, Supertel Limited Partnership and Real Estate Strategies L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated November 16, 2011).

10.38 Warrants issued to Real Estate Strategies L.P. dated February 1, 2012 and February 15, 2012 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.39 Investor Rights and Conversion Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 30, 2012).

10.40 Registration Rights Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 30, 2012).

10.41 Directors Designation Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 30, 2012).

10.42 The Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.43 Amendment to the Company’s 2006 Stock Plan dated May 28, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 28, 2009).

10.44 Amendment to the Company’s 2006 Stock Plan dated May 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2012).

10.45 Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.46 Employment Agreement of Kelly Walters, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.47 Employment Agreement of Corrine L. Scarpello, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.48 Employment Agreement of David L. Walter, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.49 Employment Agreement of Steven C. Gilbert, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.50 Director and Named Executive Officers Compensation is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2012”, “Outstanding Equity Awards at Fiscal Year-End”, and “Director Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 22, 2013.

21.0* Subsidiaries.

23.1* Consent of KPMG LLP.

31.1* Section 302 Certification of Chief Executive Officer.

31.2* Section 302 Certification of Chief Financial Officer.

32.1* Section 906 Certifications.

101.1 The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

Pursuant to Item 601 (b)(4) of Regulation S-K, certain instruments with respect to the Company’s long-term debt are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as Exhibits 10.42 through 10.50.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

	By:	/s/ Kelly A. Walters
March 20, 2013		Kelly A. Walters
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated above.

By:	/s/ Kelly A. Walters
Kelly A. Walters
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Corrine L. Scarpello
Corrine L. Scarpello
Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)

By:	/s/ William C. Latham
William C. Latham
Chairman of the Board

By:	/s/ Kelly A. Walters
Kelly A. Walters
Director

By:	/s/ Steve H. Borgmann
Steve H. Borgmann
Director

By:	/s/ Allen L. Dayton
Allen L. Dayton
Director

By:	/s/ George R. Whittemore
George R. Whittemore
Director

By:	/s/ Daniel R. Elsztain
Daniel R. Elsztain
Director

By:	/s/ James H. Friend
James H. Friend
Director

By:	/s/ Donald J. Landry
Donald J. Landry
Director

By:	/s/ John M. Sabin
John M. Sabin
Director