Form 10-Q
period 2013-03-31
SUPERTEL HOSPITALITY INC
filed 2013-05-10
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34087

SUPERTEL HOSPITALITY, INC.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

YES  ☐    NO  ☒

As of April 30, 2013, there were 23,151,912 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share data)

	As of
	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments in hotel properties	$238,120	$236,992
Less accumulated depreciation	75,437	73,665

	162,683	163,327

Cash and cash equivalents	337	891
Accounts receivable, net of allowance for doubtful accounts of $161 and $201	2,170	2,070
Prepaid expenses and other assets	5,347	5,151
Deferred financing costs, net	2,552	2,644
Investment in hotel properties, held for sale, net	24,299	27,764

	$197,388	$201,847

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$10,350	$8,778
Derivative liabilities, at fair value	16,252	15,935
Debt related to hotel properties held for sale	15,754	20,416
Long-term debt	115,609	112,405

	157,965	157,534

Redeemable preferred stock
10% Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

EQUITY
Shareholders’ equity
Preferred stock, 40,000,000 shares authorized; 8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000 shares outstanding, liquidation preference of $30,000	30	30
Common stock, $.01 par value, 200,000,000 shares authorized; 23,145,927 and 23,145,927 shares outstanding	231	231
Common stock warrants	252	252
Additional paid-in capital	134,804	134,792
Distributions in excess of retained earnings	(103,672)	(98,777)

Total shareholders’ equity	31,653	36,536
Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $113 and $99	108	115

Total equity	31,761	36,651

COMMITMENTS AND CONTINGENCIES
	$197,388	$201,847

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
REVENUES
Room rentals and other hotel services	$14,627	$14,583

EXPENSES
Hotel and property operations	12,381	11,569
Depreciation and amortization	1,961	1,840
General and administrative	1,059	1,092
Acquisition, termination expense	21	1

	15,422	14,502

EARNINGS BEFORE NET LOSSES ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE AND INCOME TAXES	(795)	81
Net loss on dispositions of assets	(29)	(4)
Other income (loss)	(297)	(1,212)
Interest expense	(1,849)	(1,868)
Loss on debt extinguishment	(91)	(12)
Impairment	—	266

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,061)	(2,749)
Income tax expense (benefit)	—	(314)

LOSS FROM CONTINUING OPERATIONS	(3,061)	(2,435)
Loss from discontinued operations, net of tax	(1,004)	(1,536)

NET LOSS	(4,065)	(3,971)
Loss attributable to noncontrolling interest	7	6

NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	(4,058)	(3,965)
Preferred stock dividends	(837)	(657)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,895)	$(4,622)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations	$(0.17)	$(0.13)

EPS from discontinued operations	$(0.04)	$(0.07)

EPS Basic and Diluted	$(0.21)	$(0.20)

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – dollars in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,065)	$(3,971)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,961	2,170
Amortization of deferred financing costs	288	132
Loss (gain) on dispositions of assets	53	(490)
Stock-based compensation expense	12	3
Provision for impairment loss	507	1,434
Unrealized loss on derivative instruments	317	1,213
Amortization of warrant issuance cost	14	—
Deferred income taxes	—	(662)
Changes in operating assets and liabilities:
Increase in assets	(392)	(558)
Increase in liabilities	924	447

Net cash used in operating activities	(381)	(282)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(1,500)	(1,569)
Proceeds from sale of hotel assets	3,088	2,720

Net cash provided by investing activities	1,588	1,151

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	(196)	—
Principal payments on long-term debt	(8,335)	(21,361)
Proceeds from long-term debt, net	6,877	2,000
Distributions to noncontrolling interest	—	(3)
Preferred stock offering	—	28,575
Dividends paid to preferred shareholders	(107)	(368)

Net cash (used in) provided by financing activities	(1,761)	8,843

Increase (decrease) in cash and cash equivalents	(554)	9,712
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	891	279

CASH AND CASH EQUIVALENTS, END OF PERIOD	$337	$9,991

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$2,254	$2,660

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared preferred	$837	$657

See accompanying notes to consolidated financial statements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three months Ended March 31, 2013 and 2012

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). All of the Company’s interests in 73 properties with the exception of furniture, fixtures and equipment on 54 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, SLP or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in eleven properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), SPPR-BMI, LLC (SBMILLC) or SPPR-Dowell, LLC (SDLLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in SLP and at March 31, 2013 owned approximately 99% of the partnership interests in SLP. SLP is the general partner in SBILP. At March 31, 2013, SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), SPPR-BMI Holdings, Inc. (SBMIHI) and SPPR-Dowell Holdings, Inc. (SDHI). SLP and SBMIHI owned 99% and 1% of SBMILLC, respectively, SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, SLP owned 100% of SSBLLC and SLP and SDHI owned 99% and 1% of SDLLC, respectively. References to “we”, “our”, and “us”, herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of March 31, 2013, the Company owned 84 limited service hotels. All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by eligible independent contractors: Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company, LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”), Cherry Cove Hospitality Management, LLC (“Cherry Cove”) and HLC Hotels Inc. (“HLC”).

HMA manages 20 Company hotels in Arkansas, Louisiana, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s seven economy extended-stay hotels in Georgia and South Carolina as well as 14 additional Company hotels located in Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 36 Company hotels in eight states primarily in the Midwest. Cherry Cove manages one Company hotel in Maryland. Each of the management agreements with HMA, Strand and Kinseth expires on May 31, 2014, and the management agreement with Cherry Cove expires on May 24, 2015. The management agreements renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

Each of HMA, Strand, Kinseth, and Cherry Cove receives a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel revenue and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

HLC manages the Company’s six Masters Inn hotels. The management agreement, as amended, provides for HLC to operate and manage the hotels through December 31, 2013 and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three months Ended March 31, 2013 and 2012

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

Consolidated Financial Statements

The Company has prepared the condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 without audit, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, fair value accounting requires bifurcation of certain embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement at their fair value for accounting purposes. The conversion feature embedded in the Series C convertible preferred stock was evaluated, and it was determined that the conversion features should be bifurcated from its host instrument and accounted for as a freestanding derivative. In addition the common stock warrants issued with the Series C convertible preferred stock were also determined to be freestanding derivatives. The following summarizes our derivative liabilities at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Series C preferred embedded derivative	$7,416	$7,205
Warrant derivative	8,836	8,730

	$16,252	$15,935

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three months Ended March 31, 2013 and 2012

(Unaudited)

The amendment to the Company’s articles of incorporation, setting forth the terms of the Series C convertible preferred stock, the host instrument, includes an antidilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $1.00 per share. Accordingly we bifurcated the embedded conversion feature which is shown as a derivative liability recorded at fair value on the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012.

The agreement setting forth the terms of the common stock warrants issued to the holders of the Series C convertible preferred stock also includes an antidilution provision that requires a reduction in the warrant’s exercise price of $1.20 should the conversion ratio of the Series C convertible preferred stock be adjusted due to antidilution provisions. Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012.

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

Three months Ended March 31, 2013 and 2012

(Unaudited)

activity and that are significant to the fair value of the liability; this includes pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Non financial assets

Nonfinancial asset fair value measurements are discussed below in the note “Impairment Losses.”

Financial instruments

As of March 31, 2013 and December 31, 2012 the fair value of the derivative liabilities was determined by the Monte Carlo simulation method. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	Fair Value at March 31, 2013	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$7,416	$—	$—	$7,416
Warrant derivative	8,836	—	—	8,836

	$16,252	$—	$—	$16,252

	Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$7,205	$—	$—	$7,205
Warrant derivative	8,730	—	—	8,730

	$15,935	$—	$—	$15,935

There were no transfers between levels during the three months ended March 31, 2013 and the twelve months ended December 31, 2012.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations in Other income (expenses) during that period (in thousands).

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three months Ended March 31, 2013 and 2012

(Unaudited)

	Three months ending March 31, 2013			Three months ending March 31, 2012
	Series C preferred embedded derivative	Warrant derivative	Total	Series C preferred embedded derivative	Warrant derivative	Total
Fair value at beginning of period	7,205	8,730	$15,935	—	—	$—
Net unrealized (gains) losses, included in other income (loss)	211	106	317	934	279	1,213
Purchases, sales, issuances and settlements, net	—	—	—	7,075	8,614	15,689
Gross transfers in	—	—	—	—	—	—
Gross transfers out	—	—	—	—	—	—

Fair value at end of period	7,416	8,836	$16,252	8,009	8,893	$16,902

Changes in realized (gains) losses, included in income on instruments held at end of period	—	—	$—	—	—	$—
Changes in unrealized (gains) losses, included in income on instruments held at end of period	211	106	$317	934	279	$1,213

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the hierarchy. The carrying value and estimated fair value of the Company’s debt as of March 31, 2013 and December 31, 2012 are presented in the table below (in thousands):

	Carrying Value		Estimated Fair Value
	3/31/2013	12/31/2012	3/31/2013	12/31/2012
Continuing operations	$115,609	$112,405	$118,146	$117,725
Discontinued operations	15,754	20,416	16,254	21,434

Total	$131,363	$132,821	$134,400	$139,159

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three months Ended March 31, 2013 and 2012

(Unaudited)

Discontinued Operations – Hotel Properties Held for Sale and Sold

At December 31, 2012, the Company had 22 hotels identified that it intends to sell and that met the Company’s criteria to be classified as held for sale (the “Sale Hotels”). During the three months ended March 31, 2013, two hotels were sold, with no gain or loss. The two hotels sold were a Days Inn in Fredericksburg, Virginia (North) and a Guesthouse Inn in Ellenton, Florida. This brings the total number of hotels classified as held for sale to 20 as of March 31, 2013.

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations. The operating results of the hotels held for sale and sold are included in discontinued operations and are summarized below. The operating results for the three months ended March 31, 2013 include twenty hotels held for sale and two hotels that were sold in the first quarter of 2013. The operating results for the three months ended March 31, 2012 include twenty hotels held for sale, two hotels that were sold in the first quarter of 2013 and fifteen hotels that were sold in 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues	$3,551	$6,287
Hotel and property operations expenses	(3,451)	(5,837)
Interest expense	(381)	(798)
Loss on debt extinguishment	(192)	—
Depreciation expense	—	(330)
Net gain (loss) on disposition of assets	(24)	494
Impairment loss	(507)	(1,700)
Income tax benefit	—	348

	$(1,004)	$(1,536)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three months Ended March 31, 2013 and 2012

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

(in thousands, except share and per share data)	Three months ended March 31,
	2013	2012
Basic and Diluted Earnings per Share Calculation:

Numerator:
Net loss attributable to common shareholders:
Continuing operations	$(3,892)	$(3,089)
Discontinued operations	(1,003)	(1,533)

Net loss attributable to common shareholders – total	$(4,895)	$(4,622)

Denominator:
Weighted average number of common shares – basic	23,100,927	23,070,435

Basic Earnings Per Common Share:
Net loss attributable to common shareholders per weighted average common share:
Continuing operations	$(0.17)	$(0.13)
Discontinued operations	(0.04)	(0.07)

Total Basic and Diluted	$(0.21)	$(0.20)

The net income (loss) attributable to noncontrolling interest is allocated between continuing and discontinued operations. Additionally, unvested stock awards, warrants, the Series C convertible preferred stock, and the preferred operating units have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended March 31, 2013 and 2012, since the effects of including these awards in the denominator would be antidilutive due to the loss from continuing operations applicable to common shareholders. The following table summarizes the weighted average of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Q1 2013	Q1 2012
Preferred operating units	—	11,424
Outstanding stock options	223,000	215,500
Unvested stock awards outstanding	14,547	—
Warrants	30,299,403	18,695,007
Series C preferred stock	30,000,000	18,395,604

Total potentially dilutive securities excluded from the denominator	60,536,950	37,317,535

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three months Ended March 31, 2013 and 2012

(Unaudited)

Debt Financing

A summary of the Company’s long term debt as of March 31, 2013 is as follows (dollars in thousands):

Fixed Rate Debt	Balance	Interest Rate	Maturity
Lender
Great Western Bank	$6,957	4.95%	6/2014
GE Franchise Finance Commercial LLC	18,916	7.17%	12/2014
GE Franchise Finance Commercial LLC	4,410	7.69%	12/2014
Citigroup Global Markets Realty Corp	12,570	5.97%	11/2015
Great Western Bank	13,959	5.00%	6/2015
Elkhorn Valley Bank	2,886	5.50%	6/2016
First State Bank	1,625	5.50%	9/2016
GE Franchise Finance Commercial LLC	12,150	7.17%	2/2017
Cantor	6,116	4.25%	11/2017
Morgan Stanley	30,380	5.83%	12/2017
Wachovia Bank	7,699	7.38%	3/2020

Total Fixed Rate Debt	$117,668

Variable Rate Debt

Lender
GE Franchise Finance Commercial LLC	11,487	3.79%	2/2018
GE Franchise Finance Commercial LLC	2,208	4.35%	2/2018

Total Variable Rate Debt	$13,695

Subtotal debt	131,363
Less: debt associated with hotel properties held for sale	15,754

Total Long-Term Debt	$115,609

On January 10, 2013, the Company obtained a $2.4 million loan from First State Bank in Fremont, Nebraska. The loan was secured by four hotels, one of which was subsequently sold, bears interest at 5.5%, and matures on September 1, 2016. Proceeds of the loan were used for general corporate purposes.

On February 13, 2013, the Company sold a Guesthouse Inn in Ellenton, Florida (63 rooms) for $1.26 million, and a Days Inn in Fredericksburg, Virginia (North) (120 rooms) for $2.05 million. Proceeds from the sales of the two properties were used to pay off the associated debt, while the remaining proceeds were used for general corporate purposes.

On February 21, 2013, the rate on the $2.9 million balance owed to Elkhorn Valley Bank was lowered from 6.25% to 5.50%.

On March 26, 2013, the Company amended its credit facilities with Great Western Bank to (a) extend the maturity date of the revolving credit facility from June 30, 2013 to June 30, 2014 and decrease the interest rate from 5.95% to 4.95% and (b) extend the maturity date of the term loans from June 30, 2013 to June 30, 2015 and decrease the interest rate from 6.00% to 5.00%.

On March 28, 2013, the Company paid $5.3 million on a loan with GE Franchise Finance Commercial LLC, using funds from the revolving credit facility with Great Western Bank, in exchange for the release of three Masters Inn properties. One of these properties, a Masters Inn in Tuscaloosa, Alabama, was subsequently sold on May 1, 2013 for $1.8 million.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three months Ended March 31, 2013 and 2012

(Unaudited)

At March 31, 2013, the Company had long-term debt of $115.6 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.6 years and a weighted average interest rate of 5.8%. The weighted average fixed rate was 6.1%, and the weighted average variable rate was 3.9%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2013 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2013	$15,754	$2,956	$18,710
2014	—	29,124	29,124
2015	—	23,535	23,535
2016	—	3,964	3,964
2017	—	43,873	43,873
Thereafter	—	12,157	12,157

	$15,754	$115,609	$131,363

At March 31, 2013, the Company had $3.0 million of principal due in 2013. This amount consists entirely of principal amortization on mortgage loans.

We are required to comply with certain financial covenants for some of our lenders. As of March 31, 2013, we were in compliance with our financial covenants. As a result, we are not in default of any of our loans.

Our credit facilities with Great Western Bank require us to maintain a loan-specific debt service coverage ratio of 1.20:1 or more. In the event the ratio is below the requirement on any measurement date, the loan agreement provides for an automatic decrease in the availability of the revolving credit facility in an amount sufficient to meet the required ratio. On March 31, 2013 the loan-specific debt service coverage ratio was 1.18:1; accordingly, the availability of our revolving credit facility was decreased from $12.5 million to $12.1 million to maintain compliance with the loan-specific debt service coverage ratio requirement of 1.20:1. The availability of our revolving credit facility is adjusted quarterly, subject to maximum availability of $12.5 million.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three months Ended March 31, 2013 and 2012

(Unaudited)

Stock-Based Compensation

Non Vested Share Awards

On May 22, 2012 share awards totaling 45,000 shares were made to two executive officers of the Company in accordance with the Plan at a grant date price of $0.90. The shares vest based on continued employment of the executives, and the restrictions lapse in 50% increments on each of the first and second anniversary of issuance.

Investment Committee Share Compensation

In March 2012 the Board of Directors approved the recommendation by the Compensation Committee that the independent directors serving as members of the Investment Committee receive their monthly Investment committee fees in the form of shares of the Company’s Common Stock issued under the 2006 Stock Plan, priced as the average of the closing price of the stock for the first 20 trading days for the calendar year. The shares issued to the independent directors of the Investment Committee for the three months ended March 31, 2013 and 2012 were 0 and 4,365, respectively.

Share-Based Compensation Expense

The expense recognized in the condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 for share-based compensation related to employees and directors was approximately $12,500 and $3,400, respectively.

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

Three months Ended March 31, 2013 and 2012

(Unaudited)

•

Cash flow from trailing twelve months for the individual properties multiplied by the holding period as noted above. The Company does not assume growth rates on cash flows as part of its step one analysis.

•	A revenue multiplier for the terminal value based on an average of historical sales from leading industry broker of like properties was applied according to the assigned holding period.

During the three months ended March 31, 2013, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels.

During the three months ended March 31, 2012, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels. We recorded recovery of impairment on one hotel reclassified as held for use from held for sale in the amount of $0.3 million.

Held for sale

During the three months ending March 31, 2013, Level 3 inputs were used to determine non-cash impairment losses of $0.5 million on eleven held for sale hotels. The Company also recorded negligible recovery of impairment on one hotel at the time of sale, as well as negligible impairment on one hotel at the time of sale.

During the three months ending March 31, 2012, Level 3 inputs were used to determine non-cash impairment loss of $1.1 million on six held for sale hotels, a loss of $0.7 million on four hotels subsequently sold, and recovery of $0.1 million of previously recorded impairment loss on one held for sale hotel due to changes in market conditions.

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

Income Taxes

The TRS Lessee income tax (expense) benefit from continuing operations for the three months ended March 31, 2013 and 2012 was approximately $0 and $0.3 million, respectively. The TRS Lessee has estimated its income tax benefit using a combined federal and state rate of approximately 38%. We have provided a full valuation allowance against our deferred tax asset at March 31, 2013, that results in no net deferred tax asset at March 31, 2013 due to the uncertainty of realization (because of historical operating losses). The TRS net operating loss carryforward from March 31, 2013 as determined for federal income tax purposes was approximately $18.7 million. The availability of such loss carryforward will begin to expire in 2022.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three months Ended March 31, 2013 and 2012

(Unaudited)

Noncontrolling Interest of Common and Redeemable Preferred Units in SLP

At March 31, 2013 and 2012, 0 and 11,424, respectively, of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The Preferred OP Units received a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and did not participate in the allocations of profits and losses of SLP. All holders elected to have their units redeemed on October 24, 2012. In October 2012, the 11,424 units were redeemed at $10 each.

As of March 31, 2013 and 2012, 97,008 Common OP Units were outstanding.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three months Ended March 31, 2013 and 2012

(Unaudited)

Equity Reconciliation of Parent and Noncontrolling Interest

(dollars in thousands)	Preferred A shares par value	Preferred C shares par value	Common stock warrants	Common shares par value	Additional paid-in capital	Distribution in excess of retained earnings	Net shareholders’ equity	Noncontrolling interest in consolidated partnerships	Total equity
Balance at December 31, 2012	$8	$30	$252	$231	$134,792	$(98,777)	$36,536	$115	$36,651
Stock-based compensation	—	—	—	—	12	—	12	—	12
Preferred dividends	—	—	—	—	—	(837)	(837)	—	(837)
Net loss	—	—	—	—	—	(4,058)	(4,058)	(7)	(4,065)

Balance at March 31, 2013	$8	$30	$252	$231	$134,804	$(103,672)	$31,653	$108	$31,761

Series B Redeemable Preferred Stock

At March 31, 2013 there were 332,500 shares of 10.0% Series B preferred stock outstanding. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

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

The Series B preferred stock is not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock). The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At March 31, 2013, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three months Ended March 31, 2013 and 2012

(Unaudited)

Series A Preferred Stock

On December 30, 2005, the Company offered and sold 1,521,258 shares of 8% Series A preferred stock. At March 31, 2013, 803,270 shares of Series A preferred stock remained outstanding. Dividends on the Series A preferred stock are cumulative and are payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. The Company may redeem the Series A preferred stock, in whole or in part, at any time and from time to time for cash at a redemption price of $10.00 per share, plus all accrued and unpaid dividends.

Series C Convertible Preferred Stock and Warrants

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

Each share of Series C convertible preferred stock is entitled to a dividend of $0.625 per year payable in equal quarterly dividends. Each share of Series C convertible preferred stock has a liquidation preference of $10.00 per share, in cash, plus an amount equal to any accrued and unpaid dividends. With respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, the Series C convertible preferred stock ranks: (a) on a parity with the Series A preferred stock and Series B preferred stock and other future series of preferred stock designated to rank on a parity, and (b) senior to the common stock and other future series of preferred stock designated to rank junior, and (c) junior to the Company’s existing and future indebtedness.

The Series C convertible preferred stock, at the option of the holder, is convertible at any time into common stock at a conversion price of $1.00 for each share of common stock, which is equal to the rate of ten shares of common stock for each share of Series C convertible preferred stock. A holder of Series C convertible preferred stock will not have conversion rights to the extent the conversion would cause the holder and its affiliates to beneficially own more than 34% of voting stock (the “Beneficial Ownership Limitation”). “Voting stock” means capital stock having the power to vote generally for the election of directors of the Company. A holder of warrants would similarly not have exercise rights to the extent the exercise of a warrant would cause the holder and its affiliates to own capital stock in an amount exceeding the Beneficial Ownership Limitation.

The Series C convertible preferred stock will vote with the common stock as one class, subject to certain voting limitations. For any vote, the voting power of the Series C convertible preferred stock will be equal to the lesser of: (a) 6.29 votes per share or (b) an amount of votes per share such that the vote of all shares of Series C convertible preferred stock in the aggregate equal 34% of the combined voting power of all the Company voting stock, minus an amount equal to the number of votes represented by the other shares of voting stock beneficially owned by RES and its affiliates (the “Voting Limitation”).

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three months Ended March 31, 2013 and 2012

(Unaudited)

As long as RES has the right to designate two or more directors to the Company Board of Directors pursuant to the Directors Designation Agreement, the following requires the approval of RES and IRSA Inversiones y Representaciones Sociedad Anonima (“IRSA”):

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

Equity Distribution Agreement

On March 29, 2011, the Company entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which the Company may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to the Company’s registration statement on Form S-3 (333-170756). During the three months ended March 31, 2013 or 2012 no shares were issued.

Commitments and Contingencies

In connection with the issuance and sale of the Series C convertible preferred stock and warrants pursuant to the Purchase Agreement with RES, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) dated February 1, 2012 with RES and IRSA. Pursuant to the Registration Rights Agreement the Company filed a registration statement to register for resale by the holders the common stock issued upon conversion of the Series C convertible preferred stock and upon exercise of the warrants. If requested by RES, the Registration Rights Agreement also requires the Company to file a registration statement covering resales of the warrants and the Series C convertible preferred stock. The Company is generally required to maintain the effectiveness of the registration statement for the resale of the securities except for the securities sold under the registration statement or with respect to any securities that may be sold without registration under Rule 144 of the Securities Act of 1933, as amended. If the Company fails to maintain its effectiveness during the periods required by the Registration Rights Agreement, then the Company is required to pay the holders a liquidated damage amount, without limitation, in the aggregate amount of $20,000 for each week any such failure continues.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three months Ended March 31, 2013 and 2012

(Unaudited)

Subsequent Events

On April 18, 2013, the Company sold a Super 8 in Fort Madison, Iowa (40 rooms) for $1.1 million. Proceeds were used to pay off the associated debt.

Our credit facilities with Great Western Bank require us to maintain a loan-specific debt service coverage ratio of 1.20:1 or more. In the event the ratio is below the requirement on any measurement date, the loan agreement provides for an automatic decrease in the availability of the revolving credit facility in an amount sufficient to meet the required ratio. On March 31, 2013 the loan-specific debt service coverage ratio was 1.18:1; accordingly, the availability of our revolving credit facility was decreased from $12.5 million to $12.1 million to maintain compliance with the loan-specific debt service coverage ratio requirement of 1.20:1. The availability of our revolving credit facility is adjusted quarterly, subject to maximum availability of $12.5 million.

On May 1, 2013, the Company sold a Masters Inn in Tuscaloosa, Alabama (151 rooms) for $1.8 million. Proceeds were used to reduce the balance of the revolving credit facility with Great Western Bank.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Results for the three months ended March 31, 2013 are not necessarily indicative of results that may be attained in the future.

References to “we”, “our”, “us”, “Company”, and “Supertel Hospitality” refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these statements requires management to make certain estimates and judgments that affect our financial position and results of operations. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of March 31, 2013 we owned 84 hotels in 22 states. Our hotels operate under several national and independent brands.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our significant events for the three months ended March 31, 2013 include:

•

On January 10, 2013, the Company obtained a $2.4 million loan from First State Bank in Fremont, Nebraska. The loan was secured by four hotels, one of which was subsequently sold, bears interest at 5.5%, and matures on September 1, 2016. Proceeds of the loan were used for general corporate purposes.

•

On February 13, 2013, the Company sold a Guesthouse Inn in Ellenton, Florida (63 rooms) for $1.26 million, and a Days Inn in Fredericksburg, Virginia (North) (120 rooms) for $2.05 million. Proceeds from the sales of the two properties were used to pay off the associated debt, while the remaining proceeds were used for general corporate purposes.

•	On February 21, 2013, the rate on the $2.9 million balance owed to Elkhorn Valley Bank was lowered from 6.25% to 5.50%.

•

On March 26, 2013, the Company amended its credit facilities with Great Western Bank to (a) extend the maturity date of the revolving credit facility from June 30, 2013 to June 30, 2014 and decrease the interest rate from 5.95% to 4.95% and (b) extend the maturity date of the term loans from June 30, 2013 to June 30, 2015 and decrease the interest rate from 6.00% to 5.00%.

•

On March 28, 2013, the Company paid $5.3 million on a loan with GE Franchise Finance Commercial LLC, using funds from the revolving credit facility with Great Western Bank, in exchange for the release of three Masters Inn properties. One of these properties, a Masters Inn in Tuscaloosa, Alabama (151 rooms), was subsequently sold on May 1, 2013 for $1.8 million.

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

In order to maintain our REIT qualification under the tax laws, the hotels are leased to our wholly owned taxable REIT subsidiaries and independently managed.

Overview of Discontinued Operations

The condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 include the results of operations for the twenty hotels classified as held for sale at March 31, 2013, as well as all properties that have been sold during 2013 and prior years in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operations.

The assets held for sale at March 31, 2013 and 2012 are separately disclosed in the Condensed Consolidated Balance Sheets. Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made. While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all. We believe that all our held for sale assets as of March 31, 2013 remain properly classified in accordance with ASC 205-20.

Where the carrying value of an asset held for sale exceeded the estimated fair value, net of selling costs, we reduced the carrying value and recorded an impairment charge. Level 3 inputs were used during the three months ended March 31, 2013 to determine impairment loss of $0.5 million on eleven held for sale hotels. The Company also recorded negligible recovery of impairment on one hotel at the time of sale, as well as negligible impairment on one hotel at the time of sale.

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

General

The discussion that follows is based primarily on the condensed consolidated financial statements of the three months ended March 31, 2013 and 2012, and should be read along with the condensed consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s 84 and 98 hotels as of March 31, 2013 and 2012, respectively.

Results of Operations

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

Operating results are summarized as follows (in thousands):

	Three months ended March 31, 2013			Three months ended March 31, 2012			Continuing Operations Variance
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues	$14,627	$3,551	$18,178	$14,583	$6,287	$20,870	$44
Hotel and property operations expenses	(12,381)	(3,451)	(15,832)	(11,569)	(5,837)	(17,406)	(812)
Interest expense	(1,849)	(381)	(2,230)	(1,868)	(798)	(2,666)	19
Loss on debt extinguishment	(91)	(192)	(283)	(12)	—	(12)	(79)
Depreciation and amortization expense	(1,961)	—	(1,961)	(1,840)	(330)	(2,170)	(121)
General and administrative expenses	(1,059)	—	(1,059)	(1,092)	—	(1,092)	33
Acquisition, termination expense	(21)	—	(21)	(1)	—	(1)	(20)
Net gain (loss) on dispositions of assets	(29)	(24)	(53)	(4)	494	490	(25)
Other income (expense)	(297)	—	(297)	(1,212)	—	(1,212)	915
Impairment loss	—	(507)	(507)	266	(1,700)	(1,434)	(266)
Income tax (expense) benefit	—	—	—	314	348	662	(314)

Net loss	$(3,061)	$(1,004)	$(4,065)	$(2,435)	$(1,536)	$(3,971)	$(626)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

ADR for the same store portfolio rose 2.2% from the prior year, with occupancy down 6.1%. The overall result was a 4.0% drop in RevPAR. Our results were impacted by three properties which were rebranded during the quarter and one which completed its brand conversion in April. We refer to our entire portfolio as select service hotels, which we further describe as upscale, upper midscale, midscale, economy and extended stay hotels. Results for our same store portfolio are presented below under “Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy”.

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended March 31, 2013, increased 0.3% compared to the same period in 2012. The increased variance was due to the acquisition of the Hilton Garden Inn during the second quarter of 2012, partially offset by the decreased occupancy.

During the first quarter of 2013, hotel and property operations expenses from continuing operations increased $0.8 million over the first quarter of 2012. The majority of the increase was due to the acquisition of the hotel mentioned above. The remainder of the variance was caused by increased supplies expense.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

There was a reduction in interest expense in the same store portfolio of approximately $84,000, offset by a $65,000 increase due to the acquisition of the Hilton Garden Inn, for a net decrease of $19,000. Depreciation and amortization expense from continuing operations increased $0.1 million from the first quarter of 2012 to $2.0 million. The general and administrative expense for the 2013 first quarter was essentially unchanged compared to the 2012 first quarter.

Other Income (Expense)

The decreased expense compared to the quarter ended March 31, 2012, resulted from a change in the fair value of derivative liabilities. The Series C convertible Preferred embedded derivative and the Series C Preferred C common stock warrants were valued by management with the assistance of a third party at issuance on February 1 and 15, 2012, for $7.1 million and $8.6 million, respectively. Both were deemed to be derivatives. The derivatives were revalued at March 31, 2013 and 2012. The fair value of the derivative liabilities increased by an aggregate of $0.3 million and $1.2 million during the first quarter of 2013 and 2012, respectively. The change in fair value is due primarily to a decrease in the price of the common stock.

Impairment loss

For the first quarter of 2013, we recorded impairment charges of $0.5 million on eleven hotels classified as held for sale, negligible impairment on one hotel at the time of sale, and negligible recovery of impairment on one hotel at the time of sale. There was no impairment taken against hotels classified as held for use. In the first quarter of 2012, we recorded a net impairment charge of $1.4 million, composed of $1.1 million taken on six hotels classified as held for sale, $0.7 million on four hotels subsequently sold, and offset by impairment recovery of $0.3 million on one hotel reclassified as held for use and recovery of $0.1 million on one hotel due to changes in market conditions.

Dispositions

In the first quarter of 2013, two properties were sold with no gain or loss recognized. In the first quarter of 2012, we recognized a $0.4 million gain on the sale of a Super 8 in Fayetteville, Arkansas, and a $0.1 million gain on the sale of a Super 8 in Muscatine, Iowa.

Income tax

The income tax (expense) benefit from continuing operations is related to the taxable income or loss from our taxable subsidiary, the TRS Lessee. Management believes the combined federal and state

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

income tax rate for the TRS Lessee will be approximately 38%. The income tax expense from continuing operations was $0 compared with a benefit of $0.3 million in the year ago period. The income tax will vary based on the taxable earnings or loss of the TRS Lessee.

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

Our business requires continued access to adequate capital to fund our liquidity needs. In February 2012 the Company issued 3 million shares of Series C convertible preferred stock which provided $28.6 million of net proceeds. The Company agreed to use $20 million to pursue hotel acquisitions, as well as an additional $5 million to pursue hospitality acquisitions within a reasonable period thereafter. We have used $6.6 million to purchase a hotel and remain committed to use $18.4 million for hospitality acquisitions. As of March 31, 2013, we have used $12.5 million for debt repayment and for operational funds from the proceeds committed to hospitality acquisitions, and we intend to replace these funds so that they are ultimately available for acquisitions. Each year the Company reviews its entire portfolio, identifies properties considered non-core and develops timetables for disposal of those assets deemed non-core. We focus on improving our liquidity through cash generating asset sales and disposition of assets that are not generating cash at levels consistent with our investment principles.

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

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The twenty properties held for sale as of March 31, 2013 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

We are actively marketing the 20 properties held for sale, which we anticipate will result in the elimination of an estimated $15.8 million of debt. However, some of the markets have experienced a decrease in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

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

The Company is required to meet various financial covenants required by its existing lenders. If the Company’s future financial performance fails to meet these financial covenants, then its lenders also have the ability to take control of its encumbered hotel assets. Defaults with lenders due to failure to repay or refinance debt when due or failure to comply with financial covenants could also result in defaults under our credit facilities with Great Western Bank and GE Franchise Finance Commercial LLC (“GE”). Our Great Western Bank and GE credit facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements. Should the Company be unable to maintain compliance with financial covenants, we will be required to obtain waivers or, where allowed, cure the violation through additional principal payments. There is no assurance that the Company will be able to obtain waivers, if needed. Although the Company believes we will have sufficient funds to make additional principal payments, if required, there is

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

no guarantee that the necessary money will be available. The Company has in the past obtained waivers and modifications of its financial covenants with certain of its lenders in order to avoid defaults; however, there is no certainty that the Company could obtain waivers or modifications in the future, if the need arises.

The Company did not declare a common stock dividend during 2013 or 2012. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy. The Company intends to continue to meet its dividend requirements to retain its REIT status.

Sources and Uses of Cash

At March 31, 2013, available cash was $0.3 million and the Company’s available borrowing capacity on the Great Western Bank revolver was $5.1 million. The Company projects that at March 31, 2013, cash flows from operations, the Great Western Bank revolver, and the sources identified above will be sufficient to meet both short term and long term liquidity requirements.

We completed a private offering of 3.0 million shares of Series C convertible preferred stock in February 2012. Net proceeds of the offering, less expenses, were approximately $28.6 million. We agreed to use $20 million of the net proceeds to pursue hospitality acquisitions which are consistent with the investment strategy of the Company’s Board of Directors, as well as an additional $5 million to pursue hospitality acquisitions within a reasonable period thereafter. In February 2012, a portion of the net proceeds were used to pay down the Great Western Bank revolver to $0. $6.6 million of the net proceeds have been used in the acquisition of a 100 room Hilton Garden Inn in Dowell, Maryland in May 2012. In May 2013, $0.5 million of the net proceeds were used as an earnest money deposit toward the acquisition of four hotels, ($.125 million with respect to each hotel), and the purchases are subject to due diligence and financing conditions. We may terminate the agreement to purchase any of the hotels on or prior to July 1, 2013 and the escrow deposit with respect to the hotel will be refunded to us. If we have not terminated the purchase of the hotels on July 1, 2013, we will deposit an additional $.10 million ($.025 million with respect to each hotel) in escrow. If we are not successful in obtaining satisfactory financing for the purchase of a hotel by August 15, 2013, then the agreement to purchase the hotel will terminate and $.125 million of the escrow for the hotel will be refunded to us. The closing on the purchase of any of the hotels is contingent on the closing of the purchase of all the hotels, unless otherwise agreed.

Hotel revenues and operating results are greater in the second and third quarters than in the first and fourth quarters. As a result, we may have to enter into short-term borrowings in our first and fourth quarters in order to offset these fluctuations in revenues.

The Great Western Bank revolver is a source of funds for our obligation to IRSA to use proceeds from the sale of the Series C convertible preferred stock for hospitality acquisitions. The borrowings from the Great Western Bank revolver for the GE debt payments on December 31, 2012 and for operational funds in the first quarter of 2012 were made with IRSA’s consent. The Company anticipates additional borrowings from the Great Western Bank revolver with IRSA’s consent for operational funds until revenues and operating results improve as expected in the second quarter of 2013. We have agreed with IRSA to replace those funds when we are able to do so, so that the replacement funds can be available for hospitality acquisitions.

Short term outflows include monthly operating expenses, estimated debt service for the remainder of 2013 of $8.5 million, and payment of dividends on Series A and Series B preferred stock, and Series C convertible preferred stock. Our long-term liquidity requirements consist primarily of the costs of renovations and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties, and funds for acquisitions.

We have budgeted to increase our spending on capital improvements from $5.7 million in 2012 to $8.0 million on our existing hotels during 2013. The increase in capital expenditures is a result of complying with brand mandated improvements and initiating projects that we believe will generate a return on investment as we enter a period of anticipated recovery in the lodging sector.

In addition, management has identified noncore assets in our portfolio to be liquidated over a one to ten year period. We project that proceeds from anticipated property sales during 2013, net of expenses and debt repayment, of $6.0 million will be available for the Company’s cash needs. We project that our

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

operating cash flow, Great Western Bank revolver and the sources identified above will be sufficient to satisfy all of our liquidity and other capital needs for the balance of 2013. However, if we are not successful in negotiating the refinancing of the Company’s debt or finding alternative sources of financing in a difficult borrowing environment, we will be unable to meet the Company’s near-term liquidity requirements.

Financing

On March 29, 2011, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which we may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to our registration statement on Form S-3 (333-170756). During the three months ended March 31, 2013 and 2012 no shares were issued under this agreement.

At March 31, 2013, the Company had long-term debt of $115.6 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.6 years and a weighted average interest rate of 5.8%. The weighted average fixed rate was 6.1%, and the weighted average variable rate was 3.9%. Debt held on properties in continuing operations is classified as held for use. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2013 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2013	$15,754	$2,956	$18,710
2014	—	29,124	29,124
2015	—	23,535	23,535
2016	—	3,964	3,964
2017	—	43,873	43,873
Thereafter	—	12,157	12,157

	$15,754	$115,609	$131,363

At March 31, 2013, the Company had $3.0 million of principal due in 2013. This amount consists entirely of principal amortization on mortgage loans.

Financial Covenants

The key financial covenants for certain of our loan agreements and compliance calculations as of March 31, 2013 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement). As of March 31, 2013, we were in compliance with our financial covenants. As a result, we are not in default of any of our loans.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)
	March 31, 2013	March 31, 2013
Great Western Bank Covenants	Requirement	Calculation
Consolidated debt service coverage ratio calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(10,314)
Net adjustments per loan agreement		28,749

Adjusted NOI per loan agreement (A)		$18,435

Interest expense per financial statements – continuing operations		7,918
Interest expense per financial statements – discontinued operations		1,978

Total interest expense per financial statements		$9,896
Net adjustments per loan agreement		4,154

Debt service per loan agreement (B)		$14,050

Consolidated debt service coverage ratio		1.31 : 1

* Calculations based on prior four quarters

(Dollars in thousands)
	March 31, 2013	March 31, 2013
Great Western Bank Covenants	Requirement	Calculation
Loan-specific debt service coverage ratio calculated as follows: *	≥1.20:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(10,314)
Net adjustments per loan agreement		12,897

Adjusted NOI per loan agreement (A)		$2,583

Interest expense per financial statements – continuing operations		7,918
Interest expense per financial statements – discontinued operations		1,978

Total interest expense per financial statements		$9,896
Net adjustments per loan agreement		(7,741)

Debt service per loan agreement (B)		$2,155

Loan-specific debt service coverage ratio		1.20: 1
* Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)
	March 31, 2013	March 31, 2013
Great Western Bank Covenants	Requirement	Calculation
Consolidated leverage ratio calculated as follows:	≤4.25
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements and loan agreement (A)		$157,965
Total assets per financial statements		197,388
Total liabilities per financial statements		157,965

Tangible net worth per loan agreement (B)		$39,423

Consolidated Leverage Ratio		4.01

The credit facilities with Great Western Bank also require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, and that we not pay dividends in excess of 75% of our funds from operations per year. The credit facilities currently consist of a $12.5 million revolving credit facility, the availability of which was reduced to $12.1 million as of March 31, 2013 (as discussed below) and term loans in the original principal amount of $10 million and $7.5 million. The credit facilities provide for $12.5 million of availability under the revolving credit facility, subject to the limitation that the loans available to us through the revolving credit facility and term loans may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20 to 1. At March 31, 2013, the outstanding balance under the revolving credit facility was $7.0 million.

Our credit facilities with Great Western Bank require us to maintain a loan-specific debt service coverage ratio of 1.20:1 or more. In the event the ratio is below the requirement on any measurement date, the loan agreement provides for an automatic decrease in the availability of the revolving credit facility in an amount sufficient to meet the required ratio. On March 31, 2013 the loan-specific debt service coverage ratio was 1.18:1; accordingly, the availability of our revolving credit facility was decreased from $12.5 million to $12.1 million to maintain compliance with the loan-specific debt service coverage ratio requirement of 1.20:1. The availability of our revolving credit facility is adjusted quarterly, subject to maximum availability of $12.5 million.

(Dollars in thousands)
	March 31, 2013	March 31, 2013
GE Covenants	Requirement	Calculation
Loan-specific fixed charge coverage ratio calculated as follows: *	≥1.00:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(10,314)
Net adjustments per loan agreement		16,709

Adjusted EBITDA per loan agreement (A)		$6,395

Interest expense per financial statements – continuing operations		7,918
Interest expense per financial statements – discontinued operations		1,978

Total interest expense per financial statements		$9,896
Net adjustments per loan agreement		(4,806)

Fixed charges per loan agreement (B)		$5,090

Loan-specific fixed charge coverage ratio		1.26 : 1

* Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)
	March 31, 2013	March 31, 2013
GE Covenants	Requirement	Calculation
Loan-specific loan to value ratio calculated as follows:	≤80%
Loan balance (A) / Value (B)
Loan balance (A)		$49,171
Value (B)		$61,710

Loan-specific loan to value ratio		79.7%

(Dollars in thousands)
	March 31, 2013	March 31, 2013
GE Covenants	Requirement	Calculation
Before dividend consolidated fixed charge coverage ratio calculated as follows: *	≥1.10:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(10,314)
Net adjustments per loan agreement		24,483

Adjusted EBITDA per loan agreement (A)		$14,169

Interest expense per financial statements – continuing operations		7,918
Interest expense per financial statements – discontinued operations		1,978

Total interest expense per financial statements		$9,896
Net adjustments per loan agreement		2,454

Fixed charges per loan agreement (B)		$12,350

Before dividend consolidated fixed charge coverage ratio		1.15:1

* Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)
	March 31, 2013	March 31, 2013
GE Covenants	Requirement	Calculation
After dividend consolidated fixed charge coverage ratio calculated as follows: *	≥0.90:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(10,314)
Net adjustments per loan agreement		24,483

Adjusted EBITDA per loan agreement (A)		$14,169

Interest expense per financial statements – continuing operations		7,918
Interest expense per financial statements – discontinued operations		1,978

Total interest expense per financial statements		$9,896

Net adjustments per loan agreement		5,803

Fixed charges per loan agreement (B)		$15,699

After dividend consolidated fixed charge coverage ratio		0.90:1

* Calculations based on prior four quarters

The financial covenants under our loan facilities with GE Franchise Finance Commercial LLC (“GE”) require that, through the term of the loans, we maintain: (a) a minimum before dividend fixed charge coverage ratio (FCCR) with respect to our GE encumbered properties (based on a rolling 12-month period) of 1.00:1 as of March 31, 2013, which requirement increases periodically thereafter to 1.30:1 as of December 31, 2015; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 80% as of March 31, 2013, which requirement decreases periodically thereafter to 60% as of December 31, 2015; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 1.10:1 as of March 31, 2013, which requirement increases periodically thereafter to 1.30:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.90:1 as of March 31, 2013, which requirement increases periodically thereafter to 1.00:1 as of December 31, 2013.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

A summary of the Company’s long term debt as of March 31, 2013 is as follows (dollars in thousands):

	Balance	Interest Rate	Maturity
Fixed Rate Debt

Lender
Great Western Bank	$6,957	4.95%	6/2014
GE Franchise Finance Commercial LLC	18,916	7.17%	12/2014
GE Franchise Finance Commercial LLC	4,410	7.69%	12/2014
Citigroup Global Markets Realty Corp	12,570	5.97%	11/2015
Great Western Bank	13,959	5.00%	6/2015
Elkhorn Valley Bank	2,886	5.50%	6/2016
First State Bank	1,625	5.50%	9/2016
GE Franchise Finance Commercial LLC	12,150	7.17%	2/2017
Cantor	6,116	4.25%	11/2017
Morgan Stanley	30,380	5.83%	12/2017
Wachovia Bank	7,699	7.38%	3/2020

Total Fixed Rate Debt	$117,668

Variable Rate Debt

Lender
GE Franchise Finance Commercial LLC	11,487	3.79%	2/2018
GE Franchise Finance Commercial LLC	2,208	4.35%	2/2018

Total Variable Rate Debt	$13,695

Subtotal debt	131,363
Less: debt associated with hotel properties held for sale	15,754

Total Long-Term Debt	$115,609

On January 10, 2013, the Company obtained a $2.4 million loan from First State Bank in Fremont, Nebraska. The loan was secured by four hotels, one of which was subsequently sold, bears interest at 5.5%, and matures on September 1, 2016. Proceeds of the loan were used for general corporate purposes.

On February 13, 2013, the Company sold a Guesthouse Inn in Ellenton, Florida (63 rooms) for $1.26 million, and a Days Inn in Fredericksburg, Virginia (North) (120 rooms) for $2.05 million. Proceeds from the sale of the Days Inn were used to pay off the associated debt, while the remaining proceeds were used for general corporate purposes.

On February 21, 2013, the rate on the $2.9 million balance owed to Elkhorn Valley Bank was lowered from 6.25% to 5.50%.

On March 26, 2013, the Company amended its credit facilities with Great Western Bank to (a) extend the maturity date of the revolving credit facility from June 30, 2013 to June 30, 2014 and decrease the interest rate from 5.95% to 4.95% and (b) extend the maturity date of the term loans from June 30, 2013 to June 30, 2015 and decrease the interest rate from 6.00% to 5.00%.

On March 28, 2013, the Company paid $5.3 million on a loan with GE Franchise Finance Commercial LLC, using funds from the revolving credit facility with Great Western Bank, in exchange for the release of three Masters Inn properties. One of these properties, a Masters Inn in Tuscaloosa, Alabama (151 rooms), was subsequently sold on May 1, 2013 for $1.8 million.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Redemption of Noncontrolling Preferred Operating Partnership Units

At March 31, 2013 and 2012, 0 and 11,424, respectively, of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The Preferred OP Units received a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and did not participate in the allocations of profits and losses of SLP. All holders elected to have their units redeemed on October 24, 2012. In October 2012, the 11,424 units were redeemed at $10 each.

Contractual Commitments

Below is a summary of certain obligations that will require capital as of March 31, 2013 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt including interest	$137,509	$8,041	$63,408	$53,645	$12,415
Land leases	5,525	180	483	302	4,560
Other	80	80	—	—	—

Total contractual obligations	$143,114	$8,301	$63,891	$53,947	$16,975

The column titled Less than 1 Year represents payments due for the balance of 2013. Long-term debt includes debt on properties classified in continuing operations. The debt related to properties held for sale (and expected to be sold in the next 12 months, with the respective debt paid) of $15.8 million is not included in the table above.

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less. The land leases reflected in the table above represent continuing operations. In addition, the Company has two land leases associated with properties in discontinued operations. These two properties are expected to be sold in the next 12 months. The annual lease payments of $105,000 are not included in the table above. We also have management agreements with HMA, Strand, Kinseth, Cherry Cove and HLC for the management and operation of our hotel properties.

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

Non financial assets

During the three months ending March 31, 2013, Level 3 inputs were used to determine non-cash impairment losses of $0.5 million on eleven held for sale hotels.

During the three months ending March 31, 2012, Level 3 inputs were used to determine non-cash impairment losses of $1.1 million on six held for sale hotels, $0.7 million on four hotels subsequently sold, recovery of $0.3 million one property reclassified as held for use, and recovery of $0.1 million on one hotel due to changes in market conditions.

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

Financial instruments

As of March 31, 2013, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method. The Monte Carlo simulation

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis:

(dollars in thousands)	Fair Value at March 31, 2013	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$7,416	$—	$—	$7,416
Warrant derivative	8,836	—	—	8,836

	$16,252	$—	$—	$16,252

	Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$7,205	$—	$—	$7,205
Warrant derivative	8,730	—	—	8,730

	$15,935	$—	$—	$15,935

There were no transfers between levels during the three months ended March 31, 2013 and 2012.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations in Other income (expense) during the period (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months ending March 31, 2013			Three months ending March 31, 2012
	Series C preferred embedded derivative	Warrant derivative	Total	Series C preferred embedded derivative	Warrant derivative	Total
Fair value at beginning of period	7,205	8,730	$15,935	—	—	$—
Net unrealized (gains) losses, included in other income (loss)	211	106	317	934	279	1,213
Purchases, sales, issuances and settlements, net	—	—	—	7,075	8,614	15,689
Gross transfers in	—	—	—	—	—	—
Gross transfers out	—	—	—	—	—	—

Fair value at end of period	7,416	8,836	$16,252	8,009	8,893	$16,902

Changes in realized (gains) losses, included in income on instruments held at end of period	—	—	$—	—	—	$—
Changes in unrealized (gains) losses, included in income on instruments held at end of period	211	106	$317	934	279	$1,213

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The carrying value and estimated fair value of the Company’s debt as of March 31, 2013 and December 31, 2012 are presented in the table below (in thousands):

	Carrying Value		Estimated Fair Value
	3/31/2013	12/31/2012	3/31/2013	12/31/2012
Continuing operations	$115,609	$112,405	$118,146	$117,725
Discontinued operations	15,754	20,416	16,254	21,434

Total	$131,363	$132,821	$134,400	$139,159

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

Key Performance Indicators

Earnings Before Interest, Taxes, Depreciation, Amortization, Noncontrolling Interest and Preferred Stock Dividends

The Company’s EBITDA for the three months ended March 31, 2013 was $(0.4) million. The Company’s Adjusted EBITDA for the three months ended March 31, 2013, was $1.3 million, representing a decrease of $1.1 million from the three months ended March 31, 2012. Adjusted EBITDA is reconciled to net loss as follows (in thousands):

	Three months ended March 31,
	2013	2012
RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA
Net loss attributable to common shareholders	$(4,895)	$(4,622)
Interest expense, including discontinued operations	2,230	2,666
Loss on debt extinguishment	283	12
Income tax benefit, including discontinued operations	—	(662)
Depreciation and amortization, including discontinued operations	1,961	2,170

EBITDA	(421)	(436)
Noncontrolling interest	(7)	(6)
Net (gain) loss on disposition of assets	53	(490)
Impairment	507	1,434
Preferred stock dividends	837	657
Unrealized loss on derivatives	317	1,213
Acquisition expense	21	1

ADJUSTED EBITDA	$1,307	$2,373

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate EBITDA and Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though EBITDA and Adjusted EBITDA also do not represent amounts that accrue directly to common shareholders. In calculating Adjusted EBITDA, we add back noncontrolling interest, net (gain) loss on disposition of assets, preferred stock dividends and acquisition expenses, which are cash charges. We also add back impairment and unrealized gain or loss on derivatives, which are non-cash charges.

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

Funds from Operations

The Company’s funds from operations (“FFO”) for the three months ended March 31, 2013 was $(2.4) million, representing a decrease of $0.9 million from FFO reported for the three months ended March 31, 2012. The Company’s Adjusted FFO for the three months ended March 31, 2013 was $(2.0) million, which is a decrease of $1.7 million over the $(0.3) million reported at March 31, 2012. The weighted average number of shares outstanding for the calculation of FFO basic and diluted were 23,100,927 and 23,070,435 for the three months ending March 31, 2013 and 2012, respectively. FFO is reconciled to net loss as follows: (in thousands except per share data)

	Three months ended March 31,
	2013	2012
RECONCILIATION OF NET LOSS TO FFO
Net loss attributable to common shareholders	$(4,895)	$(4,622)
Depreciation and amortization	1,961	2,170
Net loss (gain) on disposition of assets	53	(490)
Impairment	507	1,434

FFO available to common shareholders	$(2,374)	$(1,508)
Unrealized loss on derivatives	317	1,213
Acquisition expense	21	1

Adjusted FFO	$(2,036)	$(294)

Weighted average number of shares outstanding for:
calculation of FFO per share – basic	23,101	23,070

calculation of FFO per share – diluted	23,101	23,070

FFO per share – basic	$(0.10)	$(0.07)

Adjusted FFO per share – basic	$(0.09)	$(0.01)

FFO per share – diluted	$(0.10)	$(0.07)

Adjusted FFO per share – diluted	$(0.09)	$(0.01)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

FFO and Adjusted FFO (“AFFO”) are non-GAAP financial measures. We consider FFO and AFFO to be market accepted measures of an equity REIT’s operating performance, which are necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with GAAP, excluding gains (or losses) from sales of real estate assets, plus depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition. AFFO is FFO adjusted to exclude either gains or losses on derivative liabilities, which are non-cash charges against income and which do not represent results from our core operations. AFFO also adds back acquisition costs. FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO and AFFO should not be considered as alternatives to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

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

NOI is a non-GAAP measure, and is not necessarily indicative of available earnings and should not be considered an alternative to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes. NOI is reconciled to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes as follows (in thousands):

	Three months ended March 31,
	2013	2012
Earnings Before Net Loss on Dispositions of Assets, Other Income, Interest Expense, and Income Taxes	$(795)	$81
Add back:
Termination cost/acquisition, termination expense	21	1
General and administrative	1,059	1,092
Depreciation and amortization	1,961	1,840
Hotel Operating Revenue – discontinued	3,551	6,287
Hotel Operating Expenses – discontinued	(3,451)	(5,837)
Other Expenses *	2,193	2,512

NOI	$4,539	$5,976

*	Other Expenses include both continuing and discontinued operations for management fees, bonus wages, insurance, real estate and personal property taxes, and miscellaneous expenses.

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

POI from continuing operations is reconciled to net loss as follows (in thousands):

	Three months ended March 31,
	2013	2012
Net loss from continuing operations	$(3,061)	$(2,435)
Depreciation and amortization	1,961	1,840
Net loss on disposition of assets	29	4
Other (income) expense	297	1,212
Interest expense	1,849	1,868
Loss on debt extinguishment	91	12
General and administrative expense	1,059	1,092
Acquisition, termination expense	21	1
Income tax (benefit) expense	—	(314)
Impairment expense	—	(266)

POI – continuing operations	$2,246	$3,014

POI from discontinued operations is reconciled to loss from discontinued operations, net of tax, as follows (in thousands):

	Three months ended March 31,
	2013	2012
Loss from discontinued operations	$(1,004)	$(1,536)
Depreciation and amortization from discontinued operations	—	330
Net loss (gain) on disposition of assets from discontinued operations	24	(494)
Interest expense from discontinued operations	381	798
Loss on debt extinguishment	192	—
Impairment losses from discontinued operations	507	1,700
Income tax expense (benefit) from discontinued operations	—	(348)

POI – discontinued operations	$100	$450

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and occupancy, by region, for the three months ended March 31, 2013 and 2012, respectively. The comparisons of same store operations (excluding held for sale hotels) are for 63 hotels owned as of January 1, 2012. Same store calculations exclude 20 properties which are held for sale, and one property which was acquired during the second quarter of 2012 and therefore was not owned by the Company throughout each of the periods presented.

		Three months ended March 31, 2013			Three months ended March 31, 2012
Region	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Mountain	214	$25.05	51.8%	$48.37	214	$25.49	53.8%	$47.35
West North Central	1,352	25.57	51.6%	49.57	1,352	24.94	51.9%	48.10
East North Central	923	29.76	50.3%	59.11	923	29.81	51.4%	58.03
Middle Atlantic	142	34.84	60.7%	57.40	142	34.61	61.8%	56.01
South Atlantic	2,169	27.35	63.0%	43.40	2,169	28.95	69.1%	41.91
East South Central	430	29.02	46.9%	61.85	430	34.63	53.2%	65.07
West South Central	225	20.36	46.4%	43.89	225	25.00	54.1%	46.24

Total Same Store	5,455	$27.27	55.6%	$49.05	5,455	$28.40	59.2%	$48.01

South Atlantic Acquisitions	100	$75.75	59.9%	$126.48	—	$—	0.0%	$—

Total Acquisitions	100	$75.75	59.9%	$126.48	—	$—	0.0%	$—

Total	5,555	$28.14	55.7%	$50.55	5,455	$28.40	59.2%	$48.01

States included in the Regions

Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Our RevPAR, ADR, and occupancy, by franchise affiliation, for the three months ended March 31, 2013 and 2012, were as follows:

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

		Three months ended March 31, 2013				Three months ended March 31, 2012
Brand	Room Count	RevPAR	Occupancy	ADR	Room Count	RevPAR	Occupancy	ADR
Select Service
Upper Midscale
* Comfort Inn/ Comfort Suites	1,161	$37.18	55.9%	$66.46	1,161	$38.89	60.4%	$64.36
Other Upper Midscale (1)	197	35.85	49.0%	73.10	197	51.27	66.9%	76.66

Total Upper Midscale	1,358	$36.99	54.9%	$67.32	1,358	$40.70	61.4%	$66.31

Midscale
Quality Inn	122	18.82	29.8%	63.12	122	18.79	30.4%	61.79
Other Midscale (2)	65	24.00	44.9%	53.44	65	24.82	46.8%	52.99

Total Midscale	187	$20.62	35.1%	$58.81	187	$20.90	36.2%	$57.79

Economy
Days Inn	721	26.52	50.9%	52.08	721	28.74	59.1%	48.63
Super 8	1,890	24.04	51.2%	46.96	1,890	23.91	51.5%	46.43
* Other Economy (3)	201	53.58	63.9%	83.91	201	52.67	68.4%	76.98

Total Economy	2,812	$26.79	52.0%	$51.49	2,812	$27.20	54.7%	$49.77

Total Upper Midscale/Midscale/Economy	4,357	$29.70	52.2%	$56.89	4,357	$31.14	55.9%	$55.65

Economy Extended Stay (4)	1,098	$17.61	69.0%	$25.52	1,098	$17.54	71.9%	$24.40

Total Same Store	5,455	$27.27	55.6%	$49.05	5,455	$28.40	59.2%	$48.01

Upscale Acquisitions
Hilton Garden Inn	100	$75.75	59.9%	$126.48	—	$—	0.0%	$—

Total Upscale Acquisitions	100	$75.75	59.9%	$126.48	—	$—	0.0%	$—

Total Continuing Operations	5,555	$28.14	55.7%	$50.55	5,455	$28.40	59.2%	$48.01

1	Includes Hampton, Clarion and Independent brands
2	Includes Baymont Inn
3	Includes Rodeway Inn and Independent brands
4	Includes Savannah Suites
*	The Fayetteville, North Carolina hotel has been moved from the Upper Midscale category to the Economy category during the reporting period because of its rebranding.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 3. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk exposure subsequent to December 31, 2012.

Item 4. CONTROLS	AND PROCEDURES

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

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

10.1	Seventh Amendment to Amended and Restated Loan Agreement dated March 26, 2013 by and between Supertel Hospitality, Inc. and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2013).

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

Supertel Hospitality, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Kelly A. Walters
Kelly A. Walters
President and Chief Executive Officer

Dated this 10th day of May, 2013

By:	/s/ Corrine L. Scarpello
Corrine L. Scarpello
Chief Financial Officer and Secretary

Dated this 10th day of May, 2013

Supertel Hospitality, Inc., and Subsidiaries

Exhibits

Exhibit No.	Description

10.1	Seventh Amendment to Amended and Restated Loan Agreement dated March 26, 2013 by and between Supertel Hospitality, Inc. and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2013).

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.