Form 10-Q
period 2013-06-30
SUPERTEL HOSPITALITY INC
filed 2013-08-14
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2013

or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

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



Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

As of July 31, 2013, there were 23,149,640 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share data)

	As of
	June 30,	December 31,
	2013	2012
	(unaudited)

ASSETS
Investments in hotel properties	$216,056	$213,527
Less accumulated depreciation	72,893	70,027
	143,163	143,500

Cash and cash equivalents	439	891
Accounts receivable, net of allowance for
doubtful accounts of $122 and $201	2,374	2,070
Prepaid expenses and other assets	7,519	5,151
Deferred financing costs, net	2,265	2,644
Investment in hotel properties, held for sale, net	34,816	47,591
	$190,576	$201,847

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$11,975	$8,778
Derivative liabilities, at fair value	14,115	15,935
Debt related to hotel properties held for sale	26,133	39,461
Long-term debt	97,378	93,360
	149,601	157,534

Redeemable preferred stock
10% Series B, 800,000 shares authorized; $.01 par value,
332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

EQUITY
Shareholders' equity
Preferred stock, 40,000,000 shares authorized;
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270
shares outstanding, liquidation preference of $8,033	8	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000
shares outstanding, liquidation preference of $30,000	30	30
Common stock, $.01 par value, 200,000,000 shares authorized;
23,143,655 and 23,145,927 shares outstanding	231	231
Common stock warrants	0	252
Additional paid-in capital	135,067	134,792
Distributions in excess of retained earnings	(102,135)	(98,777)
Total shareholders' equity	33,201	36,536
Noncontrolling interest
Noncontrolling interest in consolidated partnership,
redemption value $101 and $99	112	115

Total equity	33,313	36,651

COMMITMENTS AND CONTINGENCIES
	$190,576	$201,847

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited –dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES
Room rentals and other hotel services	$16,715	$17,296	$29,488	$30,015

EXPENSES
Hotel and property operations	12,384	12,011	23,548	22,371
Depreciation and amortization	1,730	1,750	3,523	3,415
General and administrative	980	921	2,039	2,014
Acquisition and termination expense	28	162	49	162
	15,122	14,844	29,159	27,962

EARNINGS BEFORE NET LOSS
ON DISPOSITIONS OF
ASSETS, OTHER INCOME, INTEREST EXPENSE
AND INCOME TAXES	1,593	2,452	329	2,053

Net loss on dispositions of assets	(8)	(2)	(37)	(5)
Other income (loss)	2,131	872	1,834	(341)
Interest expense	(1,509)	(1,443)	(3,018)	(2,959)
Loss on debt extinguishment	(117)	(38)	(208)	(50)
Impairment	0	(2,735)	0	(2,470)

EARNINGS (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	2,090	(894)	(1,100)	(3,772)

Income tax expense	0	398	0	34

EARNINGS (LOSS) FROM
CONTINUING OPERATIONS	2,090	(1,292)	(1,100)	(3,806)

Gain (loss) from discontinued operations, net of tax	288	3,732	(587)	2,275

NET EARNINGS (LOSS)	2,378	2,440	(1,687)	(1,531)

Earnings (loss) attributable to noncontrolling interest	(4)	(8)	3	(2)

NET EARNINGS (LOSS) ATTRIBUTABLE
TO CONTROLLING INTERESTS	2,374	2,432	(1,684)	(1,533)

Preferred stock dividends	(837)	(837)	(1,674)	(1,494)

NET EARNINGS (LOSS) ATTRIBUTABLE
TO COMMON SHAREHOLDERS	$1,537	$1,595	$(3,358)	$(3,027)

NET EARNINGS (LOSS) PER COMMON SHARE
- BASIC AND DILUTED
EPS from continuing operations - Basic	$0.06	$(0.09)	$(0.12)	$(0.23)
EPS from discontinued operations - Basic	$0.01	$0.16	$(0.03)	$0.10
EPS Basic	$0.07	$0.07	$(0.15)	$(0.13)
EPS Diluted	$0.00	$0.07	$(0.15)	$(0.13)

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited –dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,687)	$(1,531)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	3,802	4,396
Amortization of deferred financing costs	584	281
Gain on dispositions of assets	(1,297)	(5,263)
Stock-based compensation expense	31	13
Provision for impairment loss	1,461	5,517
Unrealized loss (gain) on derivative instruments	(1,820)	346
Amortization of warrant issuance cost	29	24
Deferred income taxes	0	(308)
Changes in operating assets and liabilities:
Increase in assets	(2,773)	(1,715)
Increase in liabilities	2,539	1,878
Net cash provided by operating activities	869	3,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(3,667)	(3,191)
Acquisition and development of hotel properties	0	(11,500)
Proceeds from sale of hotel assets	12,813	11,947
Net cash provided (used) by investing activities	9,146	(2,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(205)	(140)
Principal payments on long-term debt	(19,028)	(15,203)
Proceeds from long-term debt	2,371	1,250
Payments on revolving debt	(21,441)	(22,094)
Proceeds from revolving debt	28,788	8,651
Distributions to noncontrolling interest	0	(6)
Preferred stock and warrants	0	28,561
Purchased Treasury Stock	(8)	0
Dividends paid to preferred shareholders	(944)	(1,025)
Net cash used in financing activities	(10,467)	(6)

Increase (decrease) in cash and cash equivalents	(452)	888

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	891	279

CASH AND CASH EQUIVALENTS, END OF PERIOD	$439	$1,167

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$4,756	$5,109

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared preferred	$1,674	$1,494

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994.  SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”).  All of the Company’s interests in 66 properties with the exception of furniture, fixtures and equipment on 51 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, SLP or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in 10 properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), SPPR-BMI, LLC (SBMILLC) or SPPR-Dowell, LLC (SDLLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in SLP and at June 30, 2013 owned approximately 99% of the partnership interests in SLP.  SLP is the general partner in SBILP.  At June 30,  2013,  SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), SPPR-BMI Holdings, Inc. (SBMIHI) and SPPR-Dowell Holdings, Inc. (SDHI).  SLP and SBMIHI owned 99% and 1% of SBMILLC, respectively, SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, SLP owned 100% of SSBLLC and SLP and SDHI owned 99% and 1% of SDLLC, respectively.  References to “we”, “our”, and “us”, herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of June 30,  2013, the Company owned 76 limited service hotels.  All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by eligible independent contractors: Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company, LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”),  Cherry Cove Hospitality Management, LLC (“Cherry Cove”) and HLC Hotels Inc. (“HLC”).

            HMA manages 20 Company hotels in Arkansas, Louisiana, Kentucky, Indiana, Virginia and Florida.  Strand manages the Company’s seven economy extended-stay hotels in Georgia and South Carolina as well as 13 additional Company hotels located in Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia.  Kinseth manages 33 Company hotels in eight states primarily in the Midwest. Cherry Cove manages one Company hotel in Maryland.  Each of the management agreements with HMA, Strand and Kinseth expires on May 31, 2014, and the management agreement with Cherry Cove expires on May 24, 2015. The management agreements renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

            Each of HMA, Strand, Kinseth, and Cherry Cove receives a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel revenue and 2.25% of hotel net operating income (“NOI”).  NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums, employee bonuses, and personal and real property taxes).

HLC manages the Company’s two Masters Inn hotels. The management agreement, as amended, provides for HLC to operate and manage the hotels through December 31, 2013 and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

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

Consolidated Financial Statements

The Company has prepared the condensed consolidated balance sheet as of June 30,  2013, the condensed consolidated statements of operations for the three and six months ended June 30,  2013 and 2012, and the condensed consolidated statements of cash flows for the six months ended June  30,  2013 and 2012 unaudited, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of June 30,  2013 and the results of operations and cash flows for all periods presented.  Balance sheet data as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the three and six months ended June 30,  2013 are not necessarily indicative of the operating results for the full year.

Derivative Liabilities

            The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  However, fair value accounting requires bifurcation of certain embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement at their fair value for accounting purposes.  The conversion feature embedded in the Series C convertible preferred stock was evaluated, and it was determined that the conversion features should be bifurcated from its host instrument and accounted for as a freestanding derivative.  In addition the common stock warrants issued with the Series C convertible preferred stock were also determined to be freestanding derivatives. The following table summarizes our derivative liabilities at June 30, 2013 and December 31, 2012 (dollars in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

	June 30,	December 31,
	2013	2012
Series C preferred embedded derivative	$6,588	$7,205
Warrant derivative	7,527	8,730
Derivative liabilities, at fair value	$14,115	$15,935

            The amendment to the Company’s articles of incorporation,  setting forth the terms of the Series C convertible preferred stock, the host instrument, includes an antidilution provision that requires an adjustment in the common stock conversion ratio  should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $1.00 per share.  Accordingly we bifurcated the embedded conversion feature which is shown as a derivative liability recorded at fair value on the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012.

            The agreement setting forth the terms of the common stock warrants issued to the holders of the Series C convertible preferred stock also includes an antidilution provision that requires a reduction in the warrant’s exercise price of $1.20 should the conversion ratio of the Series C convertible preferred stock be adjusted due to antidilution provisions. Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012.

Fair Value Measurements

            Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are utilized to determine the value of certain liabilities, to perform impairment assessments, and for disclosure purposes.  In February 2012, the Company issued financial instruments with features that were determined to be derivative liabilities, and as a result must be measured at fair value on a recurring basis under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820-10 Fair Value Measurements and Disclosures – Overall.  In addition we apply the fair value provisions of ASC 820-10-35 Fair Value Measurements and Disclosures – Overall – Subsequent Measurement, for our nonfinancial assets which include our held for sale hotels and the disclosure of the fair value of our debt.

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

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

activity and that are significant to the fair value of the liability; this includes pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Non financial assets

            Nonfinancial asset fair value measurements are discussed below in the note “Impairment Losses.”

 Financial instruments

            As of June 30,  2013 and December 31, 2012, the fair value of the derivative liabilities was determined by the Monte Carlo simulation method.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

            The fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis as of June 30,  2013 and December 31, 2012 are as follows (dollars in thousands):

	Fair Value at
	June 30, 2013	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$6,588	$0	$0	$6,588
Warrant derivative	7,527	0	0	7,527
	$14,115	$0	$0	$14,115

	Fair Value at
	December 31, 2012	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$7,205	$0	$0	$7,205
Warrant derivative	8,730	0	0	8,730
	$15,935	$0	$0	$15,935

            There were no transfers between levels during the three and six months ended June 30, 2013 and 2012.

            The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations in other income (expenses) for each of the quarter and six months ending June 30, 2013  (dollars in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

	Three months ending			Three months ending
	June 30, 2013			June 30, 2012
	Series C			Series C
	preferred			preferred
	embedded	Warrant		embedded	Warrant
	derivative	derivative	Total	derivative	derivative	Total
Fair value, beginning of period	7,416	8,836	$16,252	8,009	8,893	$16,902
Net unrealized gains
included in
other income (loss)	(828)	(1,309)	(2,137)	(308)	(559)	(867)
Purchases, sales, issuances
and settlements, net	0	0	0	0	0	0
Gross transfers in	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0
Fair value, end of period	6,588	7,527	$14,115	7,701	8,334	$16,035

Changes in realized (gains)
losses, included in income
on instruments held
at end of period	0	0	$0	0	0	$0
Changes in unrealized
(gains) losses, included in
income on instruments
held at end of period	(828)	(1,309)	$(2,137)	(308)	(559)	$(867)

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

	Six months ending			Six months ending
	June 30, 2013			June 30, 2012
	Series C			Series C
	preferred			preferred
	embedded	Warrant		embedded	Warrant
	derivative	derivative	Total	derivative	derivative	Total
Fair value, beginning of period	7,205	8,730	$15,935	0	0	$0
Net unrealized (gains)
losses, included in
other income (loss)	(617)	(1,203)	(1,820)	626	(280)	346
Purchases, sales, issuances
and settlements, net	0	0	0	7,075	8,614	15,689
Gross transfers in	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0
Fair value, end of period	6,588	7,527	$14,115	7,701	8,334	$16,035

Changes in realized (gains)
losses, included in income
on instruments held
at end of period	0	0	$0	0	0	$0
Changes in unrealized
(gains) losses, included in
income on instruments
held at end of period	(617)	(1,203)	$(1,820)	626	(280)	$346

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the hierarchy. The carrying value and estimated fair value of the Company’s debt as of June 30, 2013 and December 31, 2012 are presented in the table below  (dollars in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

	Carrying Value		Estimated Fair Value
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012

Continuing operations	$97,378	$93,360	$98,333	$97,631
Discontinued operations	26,133	39,461	26,879	41,528
Total	$123,511	$132,821	$125,212	$139,159

Discontinued Operations - Hotel Properties Held for Sale and Sold

At December 31, 2012, the Company had 22 hotels identified that it intends to sell and that met the Company’s criteria to be classified as held for sale (the “Sale Hotels”).  During the six months ended June 30, 2013, 10 hotels were sold, with an approximate aggregate net gain of $1.4 million. The gain consisted of: $0.4 million from the sale of a Super 8 in Fort Madison, Iowa; $0.3 million from the sale of a Super 8 in Pella, Iowa; and $0.6 million from the sale of a Super 8 in Columbus, Nebraska. There was no gain on the sale of the other seven hotels sold. Two were sold in the first quarter of 2013, and eight were sold in the second quarter of 2013. A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We do not believe any of those hotels were held primarily for sale in the ordinary course of our trade or business. However, if the Internal Revenue Service would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.  Due to changes in the market during the second quarter, seven hotels were reclassified as held for sale. This brings the total number of hotels classified as held for sale to 19 as of June 30, 2013.

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations.    The operating results of the hotels held for sale and sold are included in discontinued operations and are summarized below. The operating results for the three months ended June 30, 2013 include 19 hotels held for sale and eight hotels that were sold in the second quarter of 2013.  The operating results for the three months ended June 30, 2012 include 19 hotels held for sale, 10 hotels that were sold in 2013 and 13 hotels that were sold in 2012.

The operating results for the six months ended June 2013 included 19 hotels held for sale and 10 hotels that were sold in 2013. The operating results for the six months ended June 2012 included 19 hotels held for sale, 10 hotels that were sold in 2013, and 15 hotels sold in 2012  (dollars in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$5,688	$9,113	$11,093	$17,264
Hotel and property operations expenses	(4,613)	(7,307)	(9,282)	(14,353)
Interest expense	(588)	(1,015)	(1,309)	(2,165)
Loss on debt extinguishment	(491)	(53)	(683)	(53)
Depreciation expense	(112)	(476)	(279)	(981)
Net gain on disposition of assets	1,358	4,774	1,334	5,268
Impairment loss	(954)	(1,348)	(1,461)	(3,047)
Income tax benefit	0	44	0	342
	$288	$3,732	$(587)	$2,275

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The effects include adjustments to the numerator for any change in fair market value attributed to the derivatives liabilities (related to the Series C convertible preferred stock) during the period the convertible securities are dilutive. The computation of basic and diluted earnings per common share is presented below:

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

	Three months ended		Six months ended
(dollars in thousands, except per share data)	June 30,		June 30,
	2013	2012	2013	2012
Basic and Diluted Earnings per Share
Calculation:
Numerator: basic
Net earnings (loss) attributable
to common shareholders:
Continuing operations	$1,250	$(2,125)	$(2,772)	$(5,299)
Discontinued operations	287	3,720	(586)	2,272
Net earnings (loss) attributable to
common shareholders - total basic	$1,537	$1,595	$(3,358)	$(3,027)

Numerator: diluted
Net earnings (loss) attributable
to common shareholders:
Continuing operations	$1,250	$(2,125)	$(2,772)	$(5,299)
Preferred C dividend	469	0	0	0
Derivative Liability change
in fair market value	(2,137)	0	0	0
Total continuing operations	(418)	(2,125)	(2,772)	(5,299)
Discontinued operations	287	3,720	(586)	2,272
Net earnings (loss) attributable to
common shareholders - total diluted	$(131)	$1,595	$(3,358)	$(3,027)

Denominator:
Weighted average number
of common shares - basic	23,113,174	23,074,848	23,107,085	23,072,641
of common shares - diluted	53,114,796	23,074,848	23,107,085	23,072,641

Basic and Diluted Earnings
Per Common Share:
Net earnings (loss) attributable
to common shareholders
per weighted average common share:
Continuing operations - Basic	$0.06	$(0.09)	$(0.12)	$(0.23)
Discontinued operations - Basic	0.01	0.16	(0.03)	0.10
Total - Basic EPS	$0.07	$0.07	$(0.15)	$(0.13)
Continuing operations - Diluted	$(0.01)	$(0.09)	$(0.12)	$(0.23)
Discontinued operations - Diluted	0.01	0.16	(0.03)	0.10
Total - Diluted EPS	$0.00	$0.07	$(0.15)	$(0.13)

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

            The net earnings (loss) attributable to noncontrolling interest is allocated between continuing and discontinued operations.  Additionally, unvested stock awards, warrants, the Series C convertible preferred stock, and the preferred operating units, if any, have been omitted from the denominator for the purpose of computing diluted earnings per share when the effects of including these awards in the denominator would be antidilutive due to the loss from continuing operations applicable to common shareholders.  The following table summarizes the weighted average of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Preferred operating units	0	11,424	0	11,424
Outstanding stock options	223,000	215,500	223,000	215,500
Unvested stock awards outstanding	0	592	12,751	296
Warrants	30,000,000	30,299,403	30,000,000	24,197,802
Series C preferred stock	0	30,000,000	30,000,000	24,497,205
Total potentially dilutive securities
excluded from the denominator	30,223,000	60,526,919	60,235,751	48,922,227

Debt Financing

            A summary of the Company’s long term debt as of June 30, 2013 is as follows (dollars in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

		Interest
Fixed Rate Debt	Balance	Rate	Maturity

Lender
Great Western Bank	$9,798	4.95%	6/2014
GE Franchise Finance Commercial LLC	17,625	7.17%	12/2014
Citigroup Global Markets Realty Corp	12,476	5.97%	11/2015
Great Western Bank	11,691	5.00%	6/2015
Elkhorn Valley Bank	2,844	5.50%	6/2016
First State Bank	1,196	5.50%	9/2016
GE Franchise Finance Commercial LLC	12,041	7.17%	2/2017
Cantor	6,091	4.25%	11/2017
Morgan Stanley	30,143	5.83%	12/2017
Wachovia Bank	6,087	7.38%	3/2020
Total fixed rate debt	$109,992

Variable Rate Debt

Lender
GE Franchise Finance Commercial LLC	11,338	3.78%	2/2018
GE Franchise Finance Commercial LLC	2,181	4.34%	2/2018
Total variable rate debt	$13,519

Subtotal debt	123,511

Less: debt associated with hotel properties held for sale	26,133

Total long-term debt	$97,378

            On January 10, 2013, the Company obtained a $2.4 million loan from First State Bank in Fremont, Nebraska.  The loan was secured by four hotels, two of which were subsequently sold, bears interest at 5.5%, and matures on September 1, 2016. Proceeds of the loan were used for general corporate purposes.

            On February 13, 2013, the Company sold a Guesthouse Inn in Ellenton, Florida (63 rooms) for $1.26 million, and a Days Inn in Fredericksburg, Virginia (North)  (120 rooms) for $2.05 million. Proceeds from the sales of the two properties were used to pay off the associated debt.

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

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

On March 28, 2013, the Company paid $5.3 million on a loan with GE Franchise Finance Commercial LLC, using funds from the revolving credit facility with Great Western Bank, in exchange for the release of three Masters Inn properties, two of which  were subsequently sold.

On April 18, 2013, the Company sold a Super 8 in Fort Madison, Iowa (40 rooms) for $1.1 million.  Proceeds were used to pay off the associated debt.

On May 1, 2013, the Company sold a Masters Inn in Tuscaloosa, Alabama (151 rooms) for $1.7 million. Proceeds were used to reduce the balance of the revolving credit facility with Great Western Bank.

On May 20, 2013, the Company sold a Masters Inn in Savannah, Georgia (128 rooms) for $1.5 million.  Proceeds were used to reduce the balance of the revolving credit facility with Great Western Bank.

On May 23, 2013, the Company sold a Super 8 in Pella, Iowa (40 rooms) for $0.7 million.  Proceeds were used to pay off the associated debt.

On June 21, 2013, the Company sold a Masters Inn in Charleston, South Carolina (North) (150 rooms) for $1.2 million. Proceeds were used to pay off the associated debt.

On June 24, 2013, the Company sold a Super 8 in Columbus, Nebraska (63 rooms) for $1.2 million. Proceeds were used to pay off the associated debt.

On June 24, 2013, the Company sold a Masters Inn in Columbia, South Carolina  (112 rooms) for $1.2 million. Proceeds were used to pay off the associated debt.

On June 24, 2013, the Company paid down the loan facility from GE Franchise Finance Commercial LLC by $5.3 million.

On June 27, 2013, the Company sold a Days Inn in Fredericksburg, Virginia (South) (156 rooms) for $1.8 million. Proceeds were used to pay off the associated debt.

At June 30,  2013,  the Company had long-term debt of $97.4 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.6 years and a weighted average interest rate of 5.6%. The weighted average fixed rate was 5.8%, and the weighted average variable rate was 3.9%. Debt is classified as held for use if the properties collateralizing it are included in continuing operations. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2013 and thereafter, and debt associated with assets held for sale, are as follows  (dollars in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

	Held For Sale	Held For Use	TOTAL
Remainder of 2013	$26,133	$1,763	$27,896
2014	0	13,494	13,494
2015	0	22,166	22,166
2016	0	3,924	3,924
2017	0	43,872	43,872
Thereafter	0	12,159	12,159
	$26,133	$97,378	$123,511

            At June 30,  2013, the Company had $1.8 million of principal due in 2013.  This amount consists entirely of principal amortization on mortgage loans.

            We are required to comply with certain financial covenants for some of our lenders.  As of June 30, 2013, we were either in compliance with our financial covenants or obtained waivers for noncompliance (as discussed below).  As a result, we are not in default of any of our loans.

            Our loan facilities with GE Franchise Finance Commercial LLC require us to maintain a minimum after dividend consolidated fixed charge coverage ratio (FCCR) (as defined in the loan agreement). For the second quarter of 2013, the requirement was 0.95:1. As of June 30, 2013, our after dividend consolidated FCCR (as defined in the loan agreement) was 0.88:1. On August 13, 2013, the Company received a waiver for non-compliance with this covenant as of June 30, 2013 in return for payment of $107,500.  In connection with the waiver, our loan facilities with GE were also amended to increase the before dividend FCCR with respect to our GE-encumbered properties from 1.05:1 to 1.20:1, commencing on September 30, 2013.

Our credit facilities with Great Western Bank require us to maintain a loan-specific debt service coverage ratio of 1.20:1 or more. In the event the ratio is below the requirement on any measurement date, the loan agreement provides for an automatic decrease in the availability of the revolving credit facility in an amount sufficient to meet the required ratio. On June 30, 2013 the loan-specific debt service coverage ratio was 1.17:1 (based upon full availability); accordingly, the availability of our revolving credit facility was decreased from $12.5 million to $12.05 million to maintain compliance with the loan-specific debt service coverage ratio requirement of 1.20:1. The availability of our revolving credit facility is adjusted quarterly, subject to maximum availability of $12.5 million.

Stock-Based Compensation

Non Vested Share Awards

On May 22, 2012, share awards totaling 45,000 shares were made to two executive officers of the Company in accordance with the Plan at a grant date price of $0.90.  The shares vest based on continued employment of the executives, and the restrictions lapse in 50% increments on each of the first and second anniversary of issuance. There were 22,500 and 45,000 unvested stock awards as of June 30, 2013 and 2012, respectively.

Investment Committee Share Compensation

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

            In March 2012 the Board of Directors approved the recommendation by the Compensation Committee that the independent directors serving as members of the Investment Committee receive their monthly Investment committee fees in the form of shares of the Company’s Common Stock issued under the 2006 Stock Plan, priced as the average of the closing price of the stock for the first 20 trading days for the calendar year.  The shares issued to the independent directors of the Investment Committee for the three months ended June 30, 2013 and 2012 were 5,986 and 4,365,  respectively, and 5,986 and 13,090 shares were issued for the six months ended June 30, 2013 and 2012, respectively.

Share-Based Compensation Expense

The expense recognized in the condensed consolidated financial statements for the three months ended June 30, 2013 and 2012 for share-based compensation related to employees and directors was approximately $19,200 and $11,700, respectively, and the expense recognized for the six months ended June 30, 2013 and 2012 was approximately $31,000 and $13,000, respectively.

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

Each quarter we apply a second analysis on those properties identified in the 15% change analysis or which have had a trigger event. The analysis estimates the expected future cash flows to identify any property whose carrying amount potentially exceeded the recoverable value. In performing this analysis, the Company makes the following assumptions:

•	Holding periods range from three to five years for non-core assets, and 10 years for those assets considered as core.
•

Cash flow from trailing 12 months for the individual properties multiplied by the holding period as noted above. The Company does not assume growth rates on cash flows as part of its step one analysis.

•	A revenue multiplier for the terminal value based on an average of historical sales from leading industry broker of like properties was applied according to the assigned holding period.

If the analysis results in the carrying value of the hotel exceeding the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition, the property is then tested in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment – Overall – Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability. The Company uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition.  In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance.  Assumptions used for the individual hotels are determined by management, based on discussions with our asset management group and our third party management companies. The properties

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

are then subjected to a probability – weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment – Overall – Implementation. In this analysis, the Company completes a detailed review of the hotels’ market conditions and future prospects, which incorporates specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. To determine the amount of impairment on the hotel properties identified in this analysis, the Company calculates the excess of the carrying value of the properties in comparison to their fair market value.

During the three months ended March 31, 2013 and June 30, 2013, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels.

During the three months ended June 30, 2012, a trigger event as described in ASC 360-10-35 occurred for two of our held for use hotels. We recorded impairment on one hotel subsequently placed into held for sale from held for use in the amount of $1.4 million, and $2.7 million was recorded on one hotel classified as held for use. For the three months ended March 31, 2012, recovery of $0.3 million was recorded on one hotel classified as held for use.

Held for sale

            During the three months ended June 30, 2013, Level 3 inputs were used to determine impairment losses of $0.8 million on five held for sale hotels, $0.3 million on two hotels at the time of sale, and recovery of $0.1 million of impairment on three hotels at the time of sale.  During the three months ended March 31, 2013, Level 3 inputs were used to determine non-cash impairment losses of $0.3 million on seven held for sale hotels, and $0.3 million on five hotels subsequently sold.  The Company also recorded negligible recovery of impairment on one hotel at the time of sale.

            During the three months ended June 30, 2012, Level 3 inputs were used to determine impairment losses of $1.4 million on three held for sale hotels. The Company also recorded recovery of $0.1 million of impairment on three hotels subsequently sold and recorded impairment losses of $0.1 million on six hotels subsequently sold.

During the three months ending March 31, 2012, Level 3 inputs were used to determine non-cash impairment loss of $0.2 million on two held for sale hotels, a loss of $1.6 million on eight hotels subsequently sold, and recovery of $0.1 million of previously recorded impairment loss on one hotel at the time of sale.

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

Income Taxes

The TRS Lessee income tax expense from continuing operations for the three months ended June 30,  2013 and 2012 was $0 and $0.4 million, respectively.  The TRS Lessee income tax expense from continuing operations for the six months ended June 30, 2013 and 2012 was $0 and $34,000 respectively. The TRS Lessee has estimated its income tax benefit using a combined federal and state rate of approximately 38%.  We have provided a full valuation allowance against our deferred tax asset at June 30, 2013, due to the uncertainty of realization (because of historical operating losses) and as a result no income

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

tax expense or benefit was recorded for the three months and six months ended June 30, 2013. The TRS net operating loss carryforward from June 30, 2013 as determined for federal income tax purposes was approximately $18.8 million. The availability of such loss carryforward will begin to expire in 2022.

Noncontrolling Interest of Common and Redeemable Preferred Units in SLP

At June 30, 2013 and 2012, 0 and 11,424, respectively, of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The Preferred OP Units received a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and did not participate in the allocations of profits and losses of SLP. All holders elected to have their units redeemed on October 24, 2012. In October 2012, the 11,424 units were redeemed at $10 each.

As of June 30, 2013 and 2012, 97,008 Common OP Units were outstanding.

Equity Reconciliation of Parent and Noncontrolling Interest

(dollars in thousands)
	Preferred	Preferred				Distribution		Noncontrolling
	A	C	Common	Common	Additional	in excess of	Net	interest in
	shares	shares	stock	shares	paid - in	retained	shareholders'	consolidated	Total
	par value	par value	warrants	par value	capital	earnings	equity	partnerships	equity
Balance at
December 31, 2012	$8	$30	$252	$231	$134,792	$(98,777)	$36,536	$115	$36,651
Stock-based
compensation	0	0	0	0	23	0	23	0	23
Warrant expiration	0	0	(252)	0	252	0	0	0	0
Preferred dividends	0	0	0	0	0	(1,674)	(1,674)	0	(1,674)
Net loss	0	0	0	0	0	(1,684)	(1,684)	(3)	(1,687)
Balance at
June 30, 2013	$8	$30	$0	$231	$135,067	$(102,135)	$33,201	$112	$33,313

Series B Redeemable Preferred Stock

At June 30,  2013, there were 332,500 shares of 10.0% Series B preferred stock outstanding.  The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

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

Three and Six months Ended June 30, 2013 and 2012

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

The Series B preferred stock was not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock).  The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At June 30,  2013, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Series A Preferred Stock

On December 30, 2005,  the Company offered and sold 1,521,258 shares of 8% Series A preferred stock.  At June 30,  2013, 803,270 shares of Series A preferred stock remained outstanding.  Dividends on the Series A preferred stock are cumulative and are payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. The Company may redeem the Series A preferred stock, in whole or in part, at any time and from time to time for cash at a redemption price of $10.00 per share, plus all accrued and unpaid dividends.

Series C Convertible Preferred Stock and Warrants

            The Company entered into a Purchase Agreement dated November 16, 2011 for the issuance and sale of Supertel’s Series C convertible preferred stock and warrants under a private transaction to Real Estate Strategies, L.P. (“RES”). On January 31, 2012 at a special meeting, the shareholders of Supertel, by the requisite vote, approved the issuance and sale of up to 3,000,000 shares of the Series C convertible preferred stock of Supertel, up to 30,000,000 shares of common stock of Supertel which may be issued upon conversion of the Series C convertible preferred stock, and warrants to purchase up to an additional 30,000,000 shares of common stock, to RES pursuant to the Purchase Agreement. In two closings on February 1, 2012 and February 15, 2012, the Company completed the sale to RES of 3,000,000 shares of Series C convertible preferred stock and warrants to purchase 30,000,000 shares of common stock at an exercise price of $1.20 per common share. The number of shares for which the warrants are exercisable for will be reduced from 30,000,000 to 3,750,000  and the exercise price of the warrants will be increased from $1.20 to $9.60 in connection with the Company’s one-for-eight reverse split of its issued and outstanding

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

common stock that will be effected on August 14, 2013. For further information, see ‘Subsequent Events’ below.

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

The Series C convertible preferred stock, at the option of the holder, is convertible at any time into common stock at a conversion price of $1.00 for each share of common stock, which is equal to the rate of ten shares of common stock for each share of Series C convertible preferred stock. The conversion price will be increased from $1.00 to $8.00, which is equal to the rate of 1.2 shares of common stock for each share of Series C convertible preferred shares in connection with the Company’s one-for-eight reverse split of its issued and outstanding common stock that will be effected on August 14, 2013. A holder of Series C convertible preferred stock will not have conversion rights to the extent the conversion would cause the holder and its affiliates to beneficially own more than 34% of voting stock (the “Beneficial Ownership Limitation”). “Voting stock” means capital stock having the power to vote generally for the election of directors of the Company. A holder of warrants would similarly not have exercise rights to the extent the exercise of a warrant would cause the holder and its affiliates to own capital stock in an amount exceeding the Beneficial Ownership Limitation.

The Series C convertible preferred stock will vote with the common stock as one class, subject to certain voting limitations. For any vote, the voting power of the Series C convertible preferred stock will be equal to the lesser of: (a) 6.29 votes per share (which will be reduced as described below) or (b) an amount of votes per share such that the vote of all shares of Series C convertible preferred stock in the aggregate equal 34% of the combined voting power of all the Company voting stock, minus an amount equal to the number of votes represented by the other shares of voting stock beneficially owned by RES and its affiliates (the “Voting Limitation”). The vote per share of the Series C convertible preferred stock will be reduced from 6.29 votes to 0.78625 vote in connection with the Company’s one-for-eight reverse split of its issued and outstanding common stock that will be effected on August 14, 2013.

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

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

On March 29, 2011, the Company entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which the Company may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to the Company’s registration statement on Form S-3 (333-170756). During the three and six months ended June 30,  2013 or 2012 no shares were issued.

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

Acquisitions

On May 2, 2013, we entered into definitive agreements to acquire from unrelated parties four unencumbered hotels containing an aggregate of 378 rooms for contractual purchase prices aggregating to approximately $42.3 million, subject to closing prorations and adjustments. In addition, we expect to spend approximately $1.3 million to cover closing costs, franchise fees and estimated non-recurring capital expenditures related to the acquisition of these hotels.  We have made a deposit of $0.5 million on the purchase price. The closing of the purchase on any hotel is dependent on the closing of the purchase of all hotels.  In the event the purchase of one or more hotels cannot close, the sale and purchase of the remaining properties must be by the mutual agreement of the parties. In the event we are not successful in obtaining financing satisfactory to us for the purchase of the hotels, the agreements will terminate and our deposit of $0.5 million on the purchase price will be returned to us. The acquisition is also subject to franchisor and lender consents and the satisfaction of customary closing conditions. Accordingly, we can give no assurance that we will consummate the acquisition of these hotels.

On May 15, 2013, we entered into a definitive agreement to acquire from an unrelated party two hotels containing an aggregate of 163 rooms for a contractual purchase price of $18.5 million (which includes the assumption of approximately $13.2 million of existing first mortgage debt), subject to closing prorations and adjustments. Furthermore, we expect to spend approximately $1.2 million to cover closing costs, costs related to our assumption of the existing first mortgage debt, franchise fees and non-recurring capital expenditures.  We have made a deposit of $0.25 million on the purchase price. In the event we are not successful in obtaining financing satisfactory to us for the purchase of the hotels by September 30, 2013, the agreement will terminate and our deposit of $0.25 million on the purchase price will be returned to us. The acquisition is also subject to franchisor and lender consents and the satisfaction of customary closing conditions. Accordingly, we can give no assurance that we will consummate the acquisition of these hotels.

On August 5, 2013, we entered into definitive agreements to acquire from an unrelated party two hotels containing an aggregate of 203 rooms for a contractual purchase price of $21.25 million (which includes the assumption of approximately $4.9 million of existing first mortgage debt on one of the hotels),

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

subject to closing prorations and adjustments. Furthermore, we expect to spend approximately $0.9 million to cover closing costs, costs related to our assumption of the existing first mortgage debt, franchise fees and non-recurring capital expenditures.  We have made a deposit of $0.1 million on the purchase price. In the event we are not successful in obtaining financing satisfactory to us for the purchase of the hotels by September 30, 2013, the agreements will terminate and our deposit of $0.1 million on the purchase price will be returned to us. The acquisition is also subject to franchisor and lender consents and the satisfaction of customary closing conditions. Accordingly, we can give no assurance that we will consummate the acquisition of these hotels.

Subsequent Events

On July 10, 2013, the Company sold a Masters Inn in Tampa, Florida (East) (117 rooms) for $0.8 million. Proceeds were applied to the line of credit with Great Western Bank.

On July 18, 2013, the Company sold a Quality Inn in Minocqua, Wisconsin (51 rooms) for $1.3 million.  Proceeds were used to pay off the associated debt.

Our loan facilities with GE Franchise Finance Commercial LLC require us to maintain a minimum after dividend consolidated fixed charge coverage ratio (FCCR) (as defined in the loan agreement). For the second quarter of 2013, the requirement was 0.95:1. As of June 30, 2013, our after dividend consolidated FCCR (as defined in the loan agreement) was 0.88:1. On August 13, 2013, the Company received a waiver for non-compliance with this covenant as of June 30, 2013 in return for payment of $107,500. In connection with the waiver, our loan facilities with GE were also amended to increase the before dividend FCCR with respect to our GE-encumbered properties from 1:05:1 to 1.20:1, commencing on September 30, 2013.

At the annual meeting of Company shareholders in May 2013, the holders of the Company common stock and the holder of the Series C Preferred Stock, voting as one group, approved an amendment to the Company articles of incorporation to effect a reverse split of the common stock at a reverse split ratio ranging from one-for-four to one-for-eight shares of common stock as determined by the Company board of directors. Earnings, per share and share amounts in this form 10-Q do not reflect the reverse stock split unless otherwise noted. On July 30, 2013, the Board of Directors declared a one-for-eight reverse split of the Company’s issued and outstanding common stock, which will be effected on August 14, 2013. As a result, every eight shares of Company common stock issued and outstanding at the time of the reverse split will be combined into one share of Company common stock and the number of shares of common stock issued and outstanding will be reduced accordingly. On July 29, 2013, the Board of Directors declared a one-for-eight reverse stock split of the Company’s issued and outstanding common stock, which will be effective on August 14, 2013.

The pro forma effect on the June 30, 2013 Condensed Consolidated Balance Sheet of the reverse stock split is to reduce the number of common shares outstanding.  Proforma earnings per share and weighted-average shares outstanding, giving retroactive effect to the reverse stock split, are as follows:

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six months Ended June 30, 2013 and 2012

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Earnings (Loss) Attributable to
Common Shareholders per Weighted
Average Common Share
Continuing operations - basic	$0.06	$(0.09)	$(0.12)	$(0.23)
Continuing operations pro forma - basic	$0.43	$(0.74)	$(0.96)	$(1.84)

Total earnings per share - basic	$0.07	$0.07	$(0.15)	$(0.13)
Total pro forma - basic	$0.53	$0.55	$(1.16)	$(1.05)

Continuing operations - diluted	$(0.01)	$(0.09)	$(0.12)	$(0.23)
Continuing operations pro forma - diluted	$(0.06)	$(0.74)	$(0.96)	$(1.84)

Total - diluted	$0.00	$0.07	$(0.15)	$(0.13)
Total pro forma - diluted	$(0.02)	$0.55	$(1.16)	$(1.05)

Weighted average number of shares outstanding for:
Calculation of earnings per share - basic	23,113,174	23,074,848	23,107,085	23,072,641
Calculation of pro forma earnings per share - basic	2,889,147	2,884,356	2,888,386	2,884,080
Calculation of earnings per share - diluted	53,114,796	23,074,848	23,107,085	23,072,641
Calculation of pro forma earnings per share - diluted	6,639,350	2,884,356	2,888,386	2,884,080

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Results for the three and six months ended June 30,  2013 are not necessarily indicative of results that may be attained in the future.

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

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of June 30,  2013, we owned 76 hotels in 21 states.  Our hotels operate under several national and independent brands.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

We conduct our business through an umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnerships, Supertel Limited Partnership and E&P Financing Limited Partnership, limited partnerships, limited liability companies or other subsidiaries of our operating partnerships.  We currently own, indirectly, an approximate 99% general partnership interest in Supertel Limited Partnership and a 100% partnership interest in E&P Financing Limited Partnership.

In order to maintain our REIT qualification under the tax laws, the hotels are leased to our wholly owned taxable REIT subsidiaries and independently managed.

On May 2, 2013, we entered into definitive agreements to acquire from unrelated parties four unencumbered hotels containing an aggregate of 378 rooms for contractual purchase prices aggregating to approximately $42.3 million, subject to closing prorations and adjustments. In addition, we expect to spend approximately $1.3 million to cover closing costs, franchise fees and estimated non-recurring capital expenditures related to the acquisition of these hotels.  We have made a deposit of $0.5 million on the purchase price. The closing of the purchase on any hotel is dependent on the closing of the purchase of all hotels.  In the event the purchase of one or more hotels cannot close, the sale and purchase of the remaining properties must be by the mutual agreement of the parties. In the event we are not successful in obtaining financing satisfactory to us for the purchase of the hotels, the agreements will terminate and our deposit of $0.5 million on the purchase price will be returned to us. The acquisition is also subject to franchisor and lender consents and the satisfaction of customary closing conditions. Accordingly, we can give no assurance that we will consummate the acquisition of these hotels.

On May 15, 2013, we entered into a definitive agreement to acquire from an unrelated party two hotels containing an aggregate of 163 rooms for a contractual purchase price of $18.5 million (which includes the assumption of approximately $13.2 million of existing first mortgage debt), subject to closing prorations and adjustments. Furthermore, we expect to spend approximately $1.2 million to cover closing costs, costs related to our assumption of the existing first mortgage debt, franchise fees and non-recurring capital expenditures.  We have made a deposit of $0.25 million on the purchase price. In the event we are not successful in obtaining financing satisfactory to us for the purchase of the hotels by September 30, 2013, the agreement will terminate and our deposit of $0.25 million on the purchase price will be returned to us. The acquisition is also subject to franchisor and lender consents and the satisfaction of customary closing conditions. Accordingly, we can give no assurance that we will consummate the acquisition of these hotels.

On August 5, 2013, we entered into definitive agreements to acquire from an unrelated party two hotels containing an aggregate of 203 rooms for a contractual purchase price of $21.25 million (which includes the assumption of approximately $4.9 million of existing first mortgage debt on one of the hotels), subject to closing prorations and adjustments. Furthermore, we expect to spend approximately $0.9 million to cover closing costs, costs related to our assumption of the existing first mortgage debt, franchise fees and non-recurring capital expenditures.  We have made a deposit of $0.1 million on the purchase price. In the event we are not successful in obtaining financing satisfactory to us for the purchase of the hotels by September 30, 2013, the agreements will terminate and our deposit of $0.1 million on the purchase price will be returned to us. The acquisition is also subject to franchisor and lender consents and the satisfaction of customary closing conditions. Accordingly, we can give no assurance that we will consummate the acquisition of these hotels.

At the annual meeting of Company shareholders in May 2013, the holders of the Company common stock and the holder of the Series C Preferred Stock, voting as one group, approved an amendment to the Company articles of incorporation to effect a reverse split of the common stock at a reverse split ratio ranging from one-for-four to one-for-eight shares of common stock as determined by the Company board of directors. On July 30, 2013, the Board of Directors declared a one-for-eight reverse split of the Company’s issued and outstanding common stock, which will be effected on August 14, 2013. As a result, every eight shares of Company common stock issued and outstanding at the time of the reverse split

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

will be combined into one share of Company common stock and the number of shares of common stock issued and outstanding will be reduced accordingly.

Overview of Discontinued Operations

The condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 include the results of operations for the 19 hotels classified as held for sale at June 30, 2013, as well as all properties that have been sold during 2013 and prior years in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operations.

The assets held for sale at June 30, 2013 and 2012 are separately disclosed in the Condensed Consolidated Balance Sheets.  Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made.  While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all.  We believe that all our held for sale assets as of June 30, 2013 remain properly classified in accordance with ASC 205-20.

Where the carrying value of an asset held for sale exceeded the estimated fair value, net of selling costs, we reduced the carrying value and recorded an impairment charge.  During the three months ended June 30, 2013, Level 3 inputs were used to determine non-cash impairment losses of $0.8 million on five held for sale hotels, $0.3 million on two hotels at the time of sale, and recovery of $0.1 million of impairment on three hotels at the time of sale. Level 3 inputs were used during the three months ended March 31, 2013 to determine non-cash impairment losses of $0.3 million on seven held for sale hotels and $0.3 million on five hotels subsequently sold.    The Company also recorded negligible recovery of impairment on one hotel at the time of sale.

During the three months ended June 30, 2012, Level 3 inputs were used to determine non-cash impairment losses of $1.4 million on three held for sale hotels. During the three months ending March 31, 2012, Level 3 inputs were used to determine non-cash impairment losses of $0.2 million on two held for sale hotels, a loss of $1.6 million on eight hotels subsequently sold, recovery of $0.1 million on one property subsequently sold, and recovery of $0.3 million on one property reclassified as held for use.

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

General

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

            The discussion that follows is based primarily on the condensed consolidated financial statements of the three and six months ended June 30,  2013 and 2012, and should be read along with the condensed consolidated financial statements and notes.

            The comparisons below reflect revenues and expenses of the company’s 76 and 95 hotels as of June 30,  2013 and 2012, respectively.

Results of Operations

Comparison of the three months ended June 30,  2013 to the three months ended June 30, 2012

Operating results are summarized as follows (dollars in thousands):

	Three months ended			Three months ended
	June 30, 2013			June 30, 2012			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$16,715	$5,688	$22,403	$17,296	$9,113	$26,409	$(581)
Hotel and property
operations expenses	(12,384)	(4,613)	(16,997)	(12,011)	(7,307)	(19,318)	(373)
Interest expense	(1,509)	(588)	(2,097)	(1,443)	(1,015)	(2,458)	(66)
Loss on debt extinguishment	(117)	(491)	(608)	(38)	(53)	(91)	(79)
Depreciation and amortization	(1,730)	(112)	(1,842)	(1,750)	(476)	(2,226)	20
General and administrative	(980)	0	(980)	(921)	0	(921)	(59)
Acquisition and
termination expense	(28)	0	(28)	(162)	0	(162)	134
Net gain (loss)
on dispositions of assets	(8)	1,358	1,350	(2)	4,774	4,772	(6)
Other income	2,131	0	2,131	872	0	872	1,259
Impairment loss	0	(954)	(954)	(2,735)	(1,348)	(4,083)	2,735
Income tax (expense) benefit	0	0	0	(398)	44	(354)	398
Net loss	$2,090	$288	$2,378	$(1,292)	$3,732	$2,440	$3,382

             Average daily rate “ADR” for the same store portfolio rose 0.1% from the prior year, with occupancy down 6.8%.  The overall result was a 6.7% drop in revenue per available room (“RevPAR”).  Our results were impacted by three properties which were rebranded during the quarter and one which completed its brand conversion in April. We refer to our entire portfolio as select service hotels, which we further describe as upscale, upper midscale, midscale, economy and extended stay hotels.  Results for our same store portfolio are presented below under “Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy”.

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended June 30, 2013, decreased 3.4% compared to the same period in 2012.  The variance was due to the rebranding of four hotels during 2013, partially offset by the increase from the Hilton Garden Inn (Dowell) that was acquired during the second quarter of 2012.

During the second quarter of 2013, hotel and property operations expenses from continuing operations increased $0.4 million over the second quarter of 2012.  The majority of the increase was due to the acquisition of the hotel mentioned above.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

There was an increase in interest expense in the same store portfolio of approximately $0.1 million. The increase reflects interest expense related to the financing of the Hilton Garden Inn (Dowell).  Depreciation and amortization expense from continuing operations was essentially unchanged from the second quarter of 2012.  The general and administrative expense for the 2013 second quarter was $0.1 million higher than in 2012, primarily due to increased recruiting and payroll expenses.

Other Income (Expense)

            The increased other income in the current quarter compared to the quarter ended June 30,  2012,  resulted from a change in the fair value of derivative liabilities.  The Series C convertible Preferred embedded derivative and the Series C Preferred common stock warrants were valued by management with the assistance of a third party at issuance on February 1 and 15, 2012, for $7.1 million and $8.6 million, respectively.  Both were deemed to be derivatives.  The derivatives were revalued at June 30, 2013 and 2012.  The fair value of the derivative liabilities decreased by an aggregate of $2.1 million and $0.8 million during the second quarter of 2013 and 2012, respectively.  The change in fair value is due primarily to a decrease in the price of the common stock.

Impairment loss

For the second quarter of 2013, we recorded impairment charges of $0.8 million on five hotels classified as held for sale, $0.3 million on two hotels at the time of sale, and recovery of $0.1 million impairment on three hotels at the time of sale. There was no impairment taken against hotels classified as held for use.  In the second quarter of 2012, we recorded an impairment charge of $1.4 million on three held for sale hotels. The Company also recorded recovery of $0.1 million of impairment on three hotels subsequently sold and recorded impairment losses of $0.1 million on six hotels subsequently sold. There was also impairment of $2.7 million on one held for use hotel in the second quarter of 2012.

Dispositions

In the second quarter of 2013, three properties were sold with an approximate net gain of $1.4 million, and five properties were sold with no gain or loss recognized. In the second quarter of 2012, we recognized a total net gain of approximately $4.8 million on the sales of three Super 8 hotels.

Income tax

At June 30, 2013, the company provided a full valuation allowance against our deferred tax asset due to the uncertainty of realization because of historical operating losses. Due to the full deferred tax valuation allowances no income tax expense or (benefit) was recorded for the three months ended June 30, 2013.

The income tax (expense) benefit for the three months ended June 30, 2012 for continuing and discontinued operations was $(0.4) million and $44,000 respectively and is related to the taxable income/loss from our taxable subsidiary, the TRS Lessee.  Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax expense/benefit is a result of TRS Lessee’s income or loss for the three months ended June 30, 2012.  The income tax will vary based on the taxable earnings or loss of the TRS Lessee.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

Operating results are summarized as follows (dollars in thousands)

	Six months ended			Six months ended
	June 30, 2013			June 30, 2012			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$29,488	$11,093	$40,581	$30,015	$17,264	$47,279	$(527)
Hotel and property
operations expenses	(23,548)	(9,282)	(32,830)	(22,371)	(14,353)	(36,724)	(1,177)
Interest expense	(3,018)	(1,309)	(4,327)	(2,959)	(2,165)	(5,124)	(59)
Loss on debt extinguishment	(208)	(683)	(891)	(50)	(53)	(103)	(158)
Depreciation and amortization	(3,523)	(279)	(3,802)	(3,415)	(981)	(4,396)	(108)
General and administrative	(2,039)	0	(2,039)	(2,014)	0	(2,014)	(25)
Acquisition and
termination expense	(49)	0	(49)	(162)	0	(162)	113
Net gain (loss)
on dispositions of assets	(37)	1,334	1,297	(5)	5,268	5,263	(32)
Other income	1,834	0	1,834	(341)	0	(341)	2,175
Impairment loss	0	(1,461)	(1,461)	(2,470)	(3,047)	(5,517)	2,470
Income tax (expense) benefit	0	0	0	(34)	342	308	34
Net income (loss)	$(1,100)	$(587)	$(1,687)	$(3,806)	$2,275	$(1,531)	$2,706

:            For the same store portfolio year to date 2013, our ADR is up 1.0%, occupancy is down 6.7%, and RevPAR is down 5.8%. Our results were impacted by four properties which underwent brand conversions during the first two quarters of 2013. Results for our same store portfolio are presented below under “Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy.”

Revenues and Operating Expenses

            Revenues from continuing operations for the six months ended June 30, 2013, decreased $0.5 million compared to the same period in 2012. The four recently rebranded properties caused $1.2 million of the decrease, with decreased occupancy offset by the results of the Hilton Garden Inn (Dowell) purchased during the second quarter of 2012 and a slight increase in ADR contributing to the remainder of the variance.

During the six months ended June 30, 2013, hotel and property operations expenses from continuing operations increased $1.2 million. The primary drivers of the increase include increased payroll expense and linen upgrades.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations increased by $0.1 million for the six months ended June 30, 2013 compared to the year ago period. This is primarily due to the financing of the Hilton Garden Inn (Dowell) in 2012.  The depreciation and amortization expense from continuing operations increased $0.1 million for the six months ended June 30, 2013 compared to the year ago period.  The general and administrative expense from continuing operations for the same period remained essentially flat.

Other Income (Expense)

The increased income resulted from a change in the fair value of derivative liabilities.  The Series C convertible preferred embedded derivative and the common stock warrants, both derivatives, were revalued at June 30, 2013 and 2012.  For the six months ending June 30, 2013 the fair value of the

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

derivative liabilities decreased by an aggregate of $1.8 million, and for the same period in 2012 increased by an aggregate of $0.3 million. The change in fair value is due primarily to the change in the price of the common stock.

Impairment loss

During the six months ending June 30, 2013, we recognized net impairment charges of $1.1 million on eight hotels classified as held for sale, $0.6 million impairment loss on five hotels at the time of sale, and $0.2 million recovery of impairment on four hotels at the time of sale. There was no impairment taken against hotels classified as held for use. During the six months ending June 30, 2012, we recorded a net impairment charge of $5.5 million, composed of $1.6 million taken on three hotels classified as held for sale, $1.5 million on nine hotels subsequently sold, $2.7 million on one held for use hotel, and offset by impairment recovery of $0.3 million on one hotel reclassified as held for use.

Dispositions

During the six months ended June 30, 2013, the Company sold its interests in 10 hotels, recognizing gains of approximately $1.4 million on three properties.  In the same period of 2012, the Company recognized  gains of approximately $5.3 million on the sale of five hotels.

Income Tax Benefit

At June 30, 2013 the company provided a full valuation allowance against our deferred tax asset due to the uncertainty of realization because of historical operating losses. Due to the full deferred tax valuation allowances no income tax expense or (benefit) was recorded for the six months ended June 30, 2013.

The income tax (expense) benefit for the six months ended June 30, 2012 for continuing and discontinued operations was ($34,000) and $0.3 million, respectively and is related to the taxable income/loss from our taxable subsidiary, the TRS Lessee.  Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax expense/benefit is a result of TRS Lessee’s income or loss for the six months ended June 30, 2012.  The income tax will vary based on the taxable earnings or loss of the TRS Lessee.

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

            The Company’s operating performance, as well as its liquidity position, has been and continues to be negatively affected by economic conditions, many of which are beyond its control. In addition to our operating performance, the other sources described below will be essential to our liquidity and financial position.

            Our business requires continued access to adequate capital to fund our liquidity needs.    In February 2012, the Company issued 3 million shares of Series C convertible preferred stock which provided $28.6 million of net proceeds.  The Company agreed to use $25 million to pursue hotel acquisitions. We have used $6.6 million to purchase a hotel and remain committed to use $18.4 million for additional hotel acquisitions. As of June 30, 2013, we have used $14.3 million for debt repayment and for operational funds from the proceeds committed to hospitality acquisitions, and we intend to replace these funds so that they are ultimately available for acquisitions. Each year the Company reviews its entire

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

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

            In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to 10 year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The 19 properties held for sale as of June 30, 2013 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

            We are actively marketing the 19 properties held for sale, which we anticipate will result in the elimination of an estimated $26.1 million of debt. However, some of the markets have experienced a  decrease in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

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

Sources and Uses of Cash

            At June 30, 2013, available cash was $0.4 million and the Company’s available borrowing capacity on the Great Western Bank revolver was $2.2 million. The Company projects that at June 30, 2013, cash flows from operations, the Great Western Bank revolver, and the sources identified above will be sufficient to meet both short term and long term liquidity requirements.

We completed a private placement of 3.0 million shares of Series C convertible preferred stock in February 2012. Net proceeds of the offering, less expenses, were approximately $28.6 million. We agreed to use $25 million of the net proceeds to pursue hospitality acquisitions which are consistent with the investment strategy of the Company’s Board of Directors. In February 2012, a portion of the net proceeds were used to pay down the Great Western Bank revolver to $0. $6.6 million of the net proceeds have been used in the acquisition of a 100 room Hilton Garden Inn in Dowell, Maryland in May 2012. We used $0.75 million of the net proceeds as earnest money deposits on the purchase price of six hotels under contracts for purchase, discussed above under “Overview,” and we used an additional $0.6 million of the net proceeds on costs associated with the proposed acquisitions. As discussed in “Overview” above, the agreement with respect to the purchase of a hotel will terminate and our earnest money deposit with respect to the hotel will be returned to us if we have not obtained financing satisfactory to us for the purchase of the hotel by September 30, 2013.

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

The Great Western Bank revolver is a source of funds for our obligation to IRSA to use proceeds from the sale of the Series C convertible preferred stock for hospitality acquisitions. The borrowings from the Great Western Bank revolver for the GE debt payments on December 31, 2012 and for operational funds in the first and second quarters of 2013 were made with IRSA’s consent. The Company anticipates additional borrowings from the Great Western Bank revolver with IRSA’s consent for operational funds until revenues and operating results improve. We have agreed with IRSA to replace those funds when we are able to do so, so that the replacement funds can be available for hospitality acquisitions.

Short term outflows include monthly operating expenses, estimated debt service for the remainder of 2013 of $5.2 million, and payment of dividends on Series A and Series B preferred stock and Series C convertible preferred stock. Our long-term liquidity requirements consist primarily of the costs of renovations and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties and funds for acquisitions.

We have budgeted to increase our spending on capital improvements from $5.7 million in 2012 to $8.0 million on our existing hotels during 2013. The increase in capital expenditures is a result of complying with brand mandated improvements and initiating projects that we believe will generate a return on investment as we enter a period of anticipated recovery in the lodging sector.

We have filed a registration statement for a public offering of our common stock. While no assurance can be given that we will be able to complete a public offering of our common stock, or if we do, the terms thereof and the amount, if any,  of net proceeds that will be available for debt repayment or general corporate purposes, we anticipate the public offering will be completed prior to the end of the third quarter of 2013.

In addition, management has identified noncore assets in our portfolio to be liquidated over a one to 10 year period. We project that proceeds from anticipated property sales during 2013, net of expenses and debt repayment, of $5.3 million will be available for the Company’s cash needs. We project that our operating cash flow, Great Western Bank revolver and the sources identified above will be sufficient to satisfy all of our liquidity and other capital needs for the balance of 2013. However, if we are not successful in negotiating the refinancing of the Company’s debt or finding alternative sources of financing in a difficult borrowing environment, we will be unable to meet all of the Company’s near-term liquidity requirements.

Financing

            At June 30, 2013, the Company had long-term debt of $97.4 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.6 years and a weighted average interest rate of 5.6%.  The weighted average fixed rate was 5.8%, and the weighted average variable rate was 3.9%. Debt is classified as held for use if the properties collateralizing it are included in continuing operations. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations.  Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year.  Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2013 and thereafter, and debt associated with assets held for sale, are as follows (dollars in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Held For Sale	Held For Use	TOTAL
Remainder of 2013	$26,133	$1,763	$27,896
2014	0	13,494	13,494
2015	0	22,166	22,166
2016	0	3,924	3,924
2017	0	43,872	43,872
Thereafter	0	12,159	12,159
	$26,133	$97,378	$123,511

            At June 30,  2013, the Company had $1.8 million of principal due in 2013.  This amount consists entirely of principal amortization on mortgage loans.

Financial Covenants

The key financial covenants for certain of our loan agreements and compliance calculations as of June 30,  2013 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement).  As of June 30,  2013,  we were either in compliance with our financial covenants or obtained waivers for non-compliance (as discussed below). As a result, at June 30, 2013 we are not in default under the terms of any of our loans.

(Dollars in thousands)	June 30, 2013	June 30, 2013
Great Western Bank Covenants	Requirement	Calculation
Consolidated debt service coverage ratio
calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(10,376)
Net adjustments per loan agreement		27,518
Adjusted NOI per loan agreement (A)		$17,142

Interest expense per financial statements -
continuing operations		7,486
Interest expense per financial statements -
discontinued operations		2,565
Total interest expense per financial statements		$10,051

Net adjustments per loan agreement		2,024
Debt service per loan agreement (B)		$12,075

Consolidated debt service coverage ratio		1.42 : 1
* Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	June 30, 2013	June 30, 2013
Great Western Bank Covenants	Requirement	Calculation
Loan-specific debt service coverage ratio
calculated as follows: *	≥1.20:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(10,376)
Net adjustments per loan agreement		12,713
Adjusted NOI per loan agreement (A)		$2,337

Interest expense per financial statements -
continuing operations		7,486
Interest expense per financial statements -
discontinued operations		2,565
Total interest expense per financial statements		$10,051

Net adjustments per loan agreement		(8,096)
Debt service per loan agreement (B)		$1,955

Loan-specific debt service coverage ratio		1.20 : 1
* Calculations based on prior four quarters

(Dollars in thousands)	June 30, 2013	June 30, 2013
Great Western Bank Covenants	Requirement	Calculation
Consolidated leverage ratio
calculated as follows:	≤ 4.25
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements
and loan agreement (A)		$149,601

Total assets per financial statements		190,576
Total liabilities per financial statements		149,601
Tangible net worth per loan agreement (B)		$40,975

Consolidated Leverage Ratio		3.65

            The credit facilities with Great Western Bank also require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, and that we not pay dividends in excess of 75% of our funds from operations per year. The credit facilities currently consist of a $12.5 million revolving credit facility, the availability of which was reduced from $12.5 million to $12.05 million as of June 30, 2013 (as discussed below) and term loans in the original principal amount of $10 million and $7.5 million. The credit facilities provide for $12.5 million of availability under the revolving credit facility, subject to the limitation that the loans available to us through the revolving credit facility and term loans may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

ratio of less than 1.20 to 1. At June 30, 2013, the outstanding balance under the revolving credit facility was $9.8 million.

Our credit facilities with Great Western Bank require us to maintain a loan-specific debt service coverage ratio of 1.20:1 or more. In the event the ratio is below the requirement on any measurement date, the loan agreement provides for an automatic decrease in the availability of the revolving credit facility in an amount sufficient to meet the required ratio. On June 30, 2013 the loan-specific debt service coverage ratio was 1.17:1 (based on full availability); accordingly, the availability of our revolving credit facility was decreased from $12.5 million to $12.05 million to maintain compliance with the loan-specific debt service coverage ratio requirement of 1.20:1. The availability of our revolving credit facility is adjusted quarterly, subject to maximum availability of $12.5 million.

(Dollars in thousands)	June 30, 2013	June 30, 2013
GE Covenants	Requirement	Calculation
Loan-specific fixed charge coverage ratio
calculated as follows: *	≥ 1.05:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(10,376)
Net adjustments per loan agreement		16,181
Adjusted EBITDA per loan agreement (A)		$5,805

Interest expense per financial statements -
continuing operations		7,486
Interest expense per financial statements -
discontinued operations		2,565
Total interest expense per financial statements		$10,051

Net adjustments per loan agreement		(5,581)
Fixed charges per loan agreement (B)		$4,470
Loan-specific fixed charge coverage ratio		1.30 : 1
* Calculations based on prior four quarters

(Dollars in thousands)	June 30, 2013	June 30, 2013
GE Covenants	Requirement	Calculation
Loan-specific loan to value ratio
calculated as follows:	≤ 80%
Loan balance (A) / Value (B)
Loan balance (A)		$43,185

Value (B)		$57,740

Loan-specific loan to value ratio		74.8%

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	June 30, 2013	June 30, 2013
GE Covenants	Requirement	Calculation
Before dividend consolidated fixed charge
coverage ratio calculated as follows: *	≥ 1.10:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(10,376)
Net adjustments per loan agreement		23,473
Adjusted EBITDA per loan agreement (A)		$13,097

Interest expense per financial statements -
continuing operations		7,486
Interest expense per financial statements -
discontinued operations		2,565
Total interest expense per financial statements		$10,051

Net adjustments per loan agreement		1,418
Fixed charges per loan agreement (B)		$11,469
Before dividend consolidated fixed charge coverage ratio		1.14:1
* Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	June 30, 2013	June 30, 2013
GE Covenants	Requirement	Calculation
After dividend consolidated fixed charge
coverage ratio calculated as follows: *	≥ 0.95:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(10,376)
Net adjustments per loan agreement		23,473
Adjusted EBITDA per loan agreement (A)		$13,097

Interest expense per financial statements -
continuing operations		7,486
Interest expense per financial statements -
discontinued operations		2,565
Total interest expense per financial statements		$10,051

Net adjustments per loan agreement		4,767
Fixed charges per loan agreement (B)		$14,818
After dividend consolidated fixed charge coverage ratio		0.88:1
* Calculations based on prior four quarters

             The financial covenants under our loan facilities with GE Franchise Finance Commercial LLC (“GE”) require that, through the term of the loans, we maintain: (a) a minimum before dividend fixed charge coverage ratio (FCCR) with respect to our GE encumbered properties (based on a rolling 12-month period) of 1.05:1 as of June 30,  2013, which requirement increases periodically thereafter to 1.30:1 as of December 31, 2015; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 80% as of June 30,  2013, which requirement decreases periodically thereafter to 60% as of December 31, 2015; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 1.10:1 as of June 30,  2013, which requirement increases periodically thereafter to 1.30:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.95:1 as of June 30,  2013, which requirement increases periodically thereafter to 1.00:1 as of December 31, 2013.

            As of June 30, 2013, our after dividend consolidated FCCR (as defined in the loan agreement) was 0.88:1. On August 13, 2013, the Company received a waiver for non-compliance with this covenant as of June 30, 2013 in return for payment of $107,500. In connection with the waiver, our loan facilities with GE were also amended to increase the before dividend FCCR with respect to our GE-encumbered properties from 1:05:1 to 1.20:1, commencing on September 30, 2013.

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

A summary of the Company’s long term debt as of June 30,  2013 is as follows (dollars in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

		Interest
Fixed Rate Debt	Balance	Rate	Maturity

Lender
Great Western Bank	$9,798	4.95%	6/2014
GE Franchise Finance Commercial LLC	17,625	7.17%	12/2014
Citigroup Global Markets Realty Corp	12,476	5.97%	11/2015
Great Western Bank	11,691	5.00%	6/2015
Elkhorn Valley Bank	2,844	5.50%	6/2016
First State Bank	1,196	5.50%	9/2016
GE Franchise Finance Commercial LLC	12,041	7.17%	2/2017
Cantor	6,091	4.25%	11/2017
Morgan Stanley	30,143	5.83%	12/2017
Wachovia Bank	6,087	7.38%	3/2020
Total fixed rate debt	$109,992

Variable Rate Debt

Lender
GE Franchise Finance Commercial LLC	11,338	3.78%	2/2018
GE Franchise Finance Commercial LLC	2,181	4.34%	2/2018
Total variable rate debt	$13,519

Subtotal debt	123,511

Less: debt associated with hotel properties held for sale	26,133

Total long-term debt	$97,378

            Since January 1, 2013, we have completed the sale of 12 hotels for combined sale proceeds of approximately $15.7 million before expenses payable by us. Sale proceeds from these dispositions, after expenses payable by us, were used to repay in full the mortgage debt secured by the hotels.

On January 10, 2013, the Company obtained a $2.4 million loan from First State Bank in Fremont, Nebraska.  The loan was secured by four hotels, two of which were subsequently sold, bears interest at 5.5%, and matures on September 1, 2016.  Proceeds of the loan were used for general corporate purposes.

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

On March 28, 2013, the Company paid $5.3 million on a loan with GE Franchise Finance Commercial LLC, using funds from the revolving credit facility with Great Western Bank, in exchange for the release of three Masters Inn properties. Two of these properties were subsequently sold.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

On June 24, 2013, the Company paid down the loan facility from GE Franchise Finance Commercial LLC by $5.3 million, paying off one tranche and reducing another by $1.2 million.

On March 29, 2011, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which we may offer and sell up to 2.0 million shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to our registration statement on Form S-3 (333-170756).  During the three and six months ended June 30, 2013 and 2012 no shares were issued under this agreement.

Redemption of Noncontrolling Preferred Operating Partnership Units

At June 30, 2013 and 2012, 0  and 11,424, respectively, of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The Preferred OP Units received a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and did not participate in the allocations of profits and losses of SLP. All holders elected to have their units redeemed on October 24, 2012. In October 2012, the 11,424 units were redeemed at $10 each.

Contractual Commitments

Below is a summary of certain obligations that will require capital as of June 30,  2013  (dollars in thousands):

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 years
Long-term debt including interest	$115,546	$4,490	$45,038	$53,600	$12,418
Land leases	4,591	114	456	276	3,745
Other	20	20	0	0	0
Total contractual obligations	$120,157	$4,624	$45,494	$53,876	$16,163

The column titled Less than 1 Year represents payments due for the balance of 2013.  Long-term debt includes debt on properties classified in continuing operations.  The debt related to properties held for sale (and expected to be sold in the next 12 months, with the respective debt paid) of $26.1 million is not included in the table above.

            We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less.  The land leases reflected in the table above represent continuing operations.   In addition, the Company has three land leases associated with properties in discontinued operations.  These three properties are expected to be sold in the next 12 months.  The annual lease payments of $126,000 are not included in the table above.  We also have management agreements with HMA, Strand, Kinseth, Cherry Cove and HLC for the management and operation of our hotel properties.

On May 2, 2013, we entered into definitive agreements to acquire from unrelated parties four unencumbered hotels containing an aggregate of 378 rooms for contractual purchase prices aggregating to approximately $42.3 million, subject to closing prorations and adjustments. In addition, we expect to spend approximately $1.3 million to cover closing costs, franchise fees and estimated non-recurring capital expenditures related to the acquisition of these hotels.  We have made a deposit of $0.5 million on the

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

purchase price. The closing of the purchase on any hotel is dependent on the closing of the purchase of all hotels.  In the event the purchase of one or more hotels cannot close, the sale and purchase of the remaining properties must be by the mutual agreement of the parties. In the event we are not successful in obtaining financing satisfactory to us for the purchase of the hotels, the agreements will terminate and our deposit of $0.5 million on the purchase price will be returned to us. The acquisition is also subject to franchisor and lender consents and the satisfaction of customary closing conditions. Accordingly, we can give no assurance that we will consummate the acquisition of these hotels.

On May 15, 2013, we entered into a definitive agreement to acquire from an unrelated party two hotels containing an aggregate of 163 rooms for a contractual purchase price of $18.5 million (which includes the assumption of approximately $13.2 million of existing first mortgage debt), subject to closing prorations and adjustments. Furthermore, we expect to spend approximately $1.2 million to cover closing costs, costs related to our assumption of the existing first mortgage debt, franchise fees and non-recurring capital expenditures.  We have made a deposit of $0.25 million on the purchase price. In the event we are not successful in obtaining financing satisfactory to us for the purchase of the hotels by September 30, 2013, the agreement will terminate and our deposit of $0.25 million on the purchase price will be returned to us. The acquisition is also subject to franchisor and lender consents and the satisfaction of customary closing conditions. Accordingly, we can give no assurance that we will consummate the acquisition of these hotels.

On August 5, 2013, we entered into definitive agreements to acquire from an unrelated party two hotels containing an aggregate of 203 rooms for a contractual purchase price of $21.25 million (which includes the assumption of approximately $4.9 million of existing first mortgage debt on one of the hotels), subject to closing prorations and adjustments. Furthermore, we expect to spend approximately $0.9 million to cover closing costs, costs related to our assumption of the existing first mortgage debt, franchise fees and non-recurring capital expenditures.  We have made a deposit of $0.1 million on the purchase price. In the event we are not successful in obtaining financing satisfactory to us for the purchase of the hotels by September 30, 2013, the agreements will terminate and our deposit of $0.1 million on the purchase price will be returned to us. The acquisition is also subject to franchisor and lender consents and the satisfaction of customary closing conditions. Accordingly, we can give no assurance that we will consummate the acquisition of these hotels.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are utilized to determine the value of certain liabilities, to perform impairment assessments, and for disclosure purposes.  In February 2012, the Company issued financial instruments with features that were determined to be derivative liabilities, and as a result must be measured at fair value on a recurring basis under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820-10 Fair Value Measurements and Disclosures – Overall.  In addition we apply the fair value provisions of ASC 820-10-35 Fair Value Measurements and Disclosures – Overall – Subsequent Measurement, for our nonfinancial assets which include our held for sale and impaired held for use hotels, and the disclosure of the fair value of our debt.

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

Non financial assets

            During the three months ended June 30, 2013, Level 3 inputs were used to determine impairment losses of $0.8 million on five held for sale hotels, $0.3 million on two hotels at the time of sale, and $0.1 million of recovery at the time of sale on three hotels.  No impairment was recorded on our held for use hotels. During the three months ending March 31, 2013, Level 3 inputs were used to determine non-cash impairment losses of $0.3 million on  seven held for sale hotels, $0.3 million on five hotels subsequently sold, and negligible recovery on one hotel at the time of sale. No impairment was recorded on our held for use hotels.

            During the three months ended June 30, 2012, Level 3 inputs were used to determine impairment losses of $1.4 million on three held for sale hotels. Impairment of $2.7 million was also recorded on one property held for use. During the three months ending March 31, 2012, Level 3 inputs were used to determine non-cash impairment losses of $0.2 million on two held for sale hotels, $1.6 million on eight hotels subsequently sold, recovery of $0.1 million on one property subsequently sold, and recovery of $0.3 million on one property reclassified as held for use.

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

Financial instruments

            As of June 30,  2013, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

            The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis (dollars in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Fair Value at
	June 30, 2013	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$6,588	$0	$0	$6,588
Warrant derivative	7,527	0	0	7,527
	$14,115	$0	$0	$14,115

	Fair Value at
	December 31, 2012	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$7,205	$0	$0	$7,205
Warrant derivative	8,730	0	0	8,730
	$15,935	$0	$0	$15,935

There were no transfers between levels during the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012.

            The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations in other income (expense) for each of the quarter and year ending June 30, 2013  (dollars in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months ending			Three months ending
	June 30, 2013			June 30, 2012
	Series C			Series C
	preferred			preferred
	embedded	Warrant		embedded	Warrant
	derivative	derivative	Total	derivative	derivative	Total
Fair value, beginning of period	7,416	8,836	$16,252	8,009	8,893	$16,902
Net unrealized gains
included in
other income (loss)	(828)	(1,309)	(2,137)	(308)	(559)	(867)
Purchases, sales, issuances
and settlements, net	0	0	0	0	0	0
Gross transfers in	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0
Fair value, end of period	6,588	7,527	$14,115	7,701	8,334	$16,035

Changes in realized (gains)
losses, included in income
on instruments held
at end of period	0	0	$0	0	0	$0
Changes in unrealized
(gains) losses, included in
income on instruments
held at end of period	(828)	(1,309)	$(2,137)	(308)	(559)	$(867)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Six months ending			Six months ending
	June 30, 2013			June 30, 2012
	Series C			Series C
	preferred			preferred
	embedded	Warrant		embedded	Warrant
	derivative	derivative	Total	derivative	derivative	Total
Fair value, beginning of period	7,205	8,730	$15,935	0	0	$0
Net unrealized (gains)
losses, included in
other income (loss)	(617)	(1,203)	(1,820)	626	(280)	346
Purchases, sales, issuances
and settlements, net	0	0	0	7,075	8,614	15,689
Gross transfers in	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0
Fair value, end of period	6,588	7,527	$14,115	7,701	8,334	$16,035

Changes in realized (gains)
losses, included in income
on instruments held
at end of period	0	0	$0	0	0	$0
Changes in unrealized
(gains) losses, included in
income on instruments
held at end of period	(617)	(1,203)	$(1,820)	626	(280)	$346

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The carrying value and estimated fair value of the Company’s debt as of June 30, 2013, and December 31, 2012 are presented in the table below (dollars in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Carrying Value		Estimated Fair Value
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012

Continuing operations	$97,378	$93,360	$98,333	$97,631
Discontinued operations	26,133	39,461	26,879	41,528
Total	$123,511	$132,821	$125,212	$139,159

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

Key Performance Indicators

Earnings Before Interest, Taxes, Depreciation, Amortization, Noncontrolling Interest and Preferred Stock Dividends

            The Company’s EBITDA for the three and six months ended June 30, 2013 was $6.1 million and $5.7 million, respectively, representing a decrease of $0.6 million and $0.6 million from EBITDA reported for the three and six months ended June 30, 2012, respectively. Adjusted EBITDA for the three and six months ended June 30, 2013 was $4.4 million and $5.7 million, respectively.  Adjusted EBITDA is reconciled to net loss as follows (dollars in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months		Six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012
RECONCILIATION OF NET EARNINGS
(LOSS) TO ADJUSTED EBITDA
Net earnings (loss)
attributable to common shareholders	$1,537	$1,595	$(3,358)	$(3,027)
Interest expense,
including discontinued operations	2,097	2,458	4,327	5,124
Loss on debt extinguishment	608	91	891	103
Income tax expense (benefit),
including discontinued operations	0	354	0	(308)
Depreciation and amortization,
including discontinued operations	1,842	2,226	3,802	4,396
EBITDA	6,084	6,724	5,662	6,288
Noncontrolling interest	4	8	(3)	2
Net gain on disposition of assets	(1,350)	(4,772)	(1,297)	(5,263)
Impairment	954	4,083	1,461	5,517
Preferred stock dividend	837	837	1,674	1,494
Unrealized (gain) loss on derivatives	(2,137)	(867)	(1,820)	346
Acquisition expense	28	162	49	162
ADJUSTED EBITDA	$4,420	$6,175	$5,726	$8,546

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

            EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined by GAAP and should not be considered as alternatives to net earnings (loss), cash flow from operations or any other operating performance measure prescribed by GAAP. EBITDA and Adjusted EBITDA are not measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make cash distributions. Neither do the measurements reflect cash expenditures for long-term assets and other items that have been and will be incurred. EBITDA and Adjusted EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of our operating performance. EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Funds from Operations

            The Company’s funds from operations (“FFO”) for the three and six months ended June 30, 2013 was $3.0 million, and $0.6 million, respectively, representing a decrease of $0.1 million and $1.0 million from FFO as reported for the three and six months ended June 30, 2012, respectively.  The Company’s Adjusted FFO for the three and six months ended June 30, 2013 was $0.9 million and $(1.2) million, respectively.  The weighted average number of shares outstanding for the calculation of FFO basic were 23,113,174 and 23,074,848 for the three months ending June 30, 2013 and 2012, respectively.  FFO is reconciled to net loss as follows (dollars in thousands except per share data):

	Three months		Six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012
RECONCILIATION OF NET EARNINGS
(LOSS) TO FFO
Net earnings (loss) attributable
to common shareholders	$1,537	$1,595	$(3,358)	$(3,027)
Depreciation and amortization	1,842	2,226	3,802	4,396
Net gain on disposition of assets	(1,350)	(4,772)	(1,297)	(5,263)
Impairment	954	4,083	1,461	5,517
FFO available to common shareholders	$2,983	$3,132	$608	$1,623
Unrealized (gain) loss on derivatives	(2,137)	(867)	(1,820)	346
Acquisition expense	28	162	49	162
Adjusted FFO	$874	$2,427	$(1,163)	$2,131

Weighted average number of shares outstanding for:
calculation of FFO per share - basic	23,113	23,075	23,107	23,073
calculation of FFO per share - diluted	53,115	53,075	23,120	47,271

FFO per share - basic	$0.13	$0.14	$0.03	$0.07
Adjusted FFO per share - basic	$0.04	$0.11	$(0.05)	$0.09
FFO per share - diluted	$0.06	$0.07	$0.03	$0.05
Adjusted FFO per share - diluted	$0.03	$0.05	$(0.05)	$0.06

            On July 29, 2013, the Board of directors declared a one-for-eight reverse stock split of the Company’s issued and outstanding common stock, which will be effective on August 14, 2013.

            The pro forma effect on the June 30, 2013 pro forma FFO and Adjusted FFO per share and weighted-average shares outstanding, giving retroactive effect to the reverse stock split are as follows:

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
FFO per Share Calculation:
FFO per share - basic	$0.13	$0.14	$0.03	$0.07
Pro forma FFO per share - basic	$1.03	$1.09	$0.21	$0.56
FFO per share - diluted	$0.06	$0.07	$0.03	$0.05
Pro forma FFO per share - diluted	$0.52	$0.54	$0.21	$0.40

Adjusted FFO per Share Calculation:
Adjusted FFO per share - basic	$0.04	$0.11	$(0.05)	$0.09
Adjusted pro forma FFO per share - basic	$0.30	$0.84	$(0.40)	$0.74
Adjusted FFO per share - diluted	$0.03	$0.05	$(0.05)	$0.06
Adjusted pro forma FFO per share - diluted	$0.20	$0.44	$(0.40)	$0.49

Weighted average number of shares outstanding for:
Calculation of FFO per share - basic	23,113	23,075	23,107	23,073
Calculation of pro forma FFO per share - basic	2,889	2,884	2,888	2,884
Calculation of FFO per share - diluted	53,115	53,075	23,120	47,271
Calculation of pro forma FFO per share - diluted	6,639	6,634	2,890	5,909

            FFO and Adjusted FFO (“AFFO”) are non-GAAP financial measures. We consider FFO and AFFO to be  market accepted measures of an equity REIT’s operating performance, which are necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net earnings computed in accordance with GAAP, excluding gains (or losses) from sales of real estate assets, impairment, and depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition.    AFFO is FFO adjusted to exclude either gains or losses on derivative liabilities, which are non-cash charges against earnings and which do not represent results from our core operations.  AFFO also adds back acquisition costs. FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO and AFFO should not be considered as alternatives to net earnings (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor are they  indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

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

            NOI is a non-GAAP measure, and is not necessarily indicative of available earnings and should not be considered an alternative to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes. NOI is reconciled to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Earnings Before Net Loss On
Dispositions of Assets, Other Income,
Interest Expense, and Income Taxes	$1,593	$2,452	$329	$2,053
Add back:
Termination cost / acquisition
and termination expense	28	162	49	162
General and administrative	980	921	2,039	2,014
Depreciation and amortization	1,730	1,750	3,523	3,415
Hotel operating revenue - discontinued	5,688	9,113	11,093	17,264
Hotel operating expenses - discontinued	(4,613)	(7,307)	(9,282)	(14,353)
Other expenses *	2,439	2,646	4,633	5,158
NOI	$7,845	$9,737	$12,384	$15,713

*Other expenses include both continuing and discontinued operations for management fees, bonus wages, insurance, real estate and personal property taxes, and miscellaneous expenses.

Property Operating Income

            POI is a non-GAAP financial measure, and should not be considered as an alternative to earnings (loss) from continuing operations or gain (loss) from discontinued operations, net of tax. The Company believes that the presentation of hotel property operating results (POI) is helpful to investors, and represents a more useful description of its core operations, as it better communicates the comparability of its hotels’ operating results for all of the company’s hotel properties.

            POI from continuing operations is reconciled to net loss as follows (dollars in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months		Six months
	ended March 31,		ended June 30,
RECONCILIATION OF NET LOSS FROM	2013	2012	2013	2012
CONTINUING OPERATIONS TO POI
FROM CONTINUING OPERATIONS
Net earnings (loss)
from continuing operations	$2,090	$(1,292)	$(1,100)	$(3,806)
Depreciation and amortization	1,730	1,750	3,523	3,415
Net loss on disposition of assets.	8	2	37	5
Other (income) expense	(2,131)	(872)	(1,834)	341
Interest expense	1,509	1,443	3,018	2,959
Loss on debt extinguishment	117	38	208	50
General and administrative expense	980	921	2,039	2,014
Acquisition and termination expense	28	162	49	162
Income tax expense	0	398	0	34
Impairment expense	0	2,735	0	2,470
POI - continuing operations	$4,331	$5,285	$5,940	$7,644

POI from discontinued operations is reconciled to gain (loss) from discontinued operations, net of tax, as follows (dollars in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012
Gain (loss) from discontinued operations	$288	$3,732	$(587)	$2,275
Depreciation and amortization
from discontinued operations	112	476	279	981
Net gain on disposition of assets
from discontinued operations	(1,358)	(4,774)	(1,334)	(5,268)
Interest expense from discontinued operations	588	1,015	1,309	2,165
Loss on debt extinguishment	491	53	683	53
Impairment losses
from discontinued operations	954	1,348	1,461	3,047
Income tax benefit
from discontinued operations	0	(44)	0	(342)
POI - discontinued operations	$1,075	$1,806	$1,811	$2,911

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”) and Occupancy

The following table presents our RevPAR, ADR and occupancy, by region, for the three months ended June 30,  2013 and 2012, respectively.  The comparisons of same store operations (excluding held for sale hotels) are for 56* hotels owned as of April 1, 2012.  Same store calculations exclude 19 properties which are held for sale, and one property which was acquired during the second quarter of 2012 and therefore was not owned by the Company throughout each of the periods presented.

	Three months ended June 30, 2013				Three months ended June 30, 2012
	Room				Room
Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Mountain	214	$38.27	74.21%	$51.57	214	$40.06	77.83%	$51.47
West North Central	1,352	36.78	69.47%	52.95	1,352	36.48	71.49%	51.02
East North Central	923	41.72	65.74%	63.45	923	38.75	62.34%	62.16
Middle Atlantic	142	46.54	74.32%	62.61	142	51.10	81.98%	62.33
South Atlantic	1,071	41.82	59.83%	69.90	1,071	50.38	73.08%	68.93
East South Central	430	37.58	58.98%	63.72	430	47.76	70.46%	67.79
West South Central	225	21.58	52.39%	41.18	225	24.94	53.18%	46.91
Total Same Store *	4,357	$38.75	64.79%	$59.81	4,357	$41.55	69.55%	$59.74

South Atlantic Acquisitions	100	$87.85	69.33%	$126.71	100	$93.04	73.81%	$126.05
Total Acquisitions	100	$87.85	69.33%	$126.71	100	$93.04	73.81%	$126.05

Total Continuing Operations	4,457	$39.85	64.89%	$61.42	4,457	$42.03	69.60%	$60.39

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Georgia, Maryland, North Carolina,
	Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and occupancy, by franchise affiliation, for the three months ended June 30,  2013 and 2012, were as follows:

		Three months ended June 30, 2013				Three months ended June 30, 2012
		Room				Room
Brand		Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Select Service
Upper Midscale
Comfort Inn / Suites *		1,299	$48.66	65.76%	$74.00	1,299	$52.08	71.05%	$73.30
Other Upper Midscale (1)		59	26.54	40.51%	65.50	59	73.97	87.82%	84.23
Total Upper Midscale		1,358	$47.70	64.66%	$73.77	1,358	$53.03	71.78%	$73.88
Midscale
Quality Inn		122	32.20	46.75%	68.89	122	37.09	52.36%	70.83
Other Midscale (2)		65	32.67	56.62%	57.70	65	34.84	62.22%	56.00
Total Midscale		187	$32.37	50.18%	$64.50	187	$36.30	55.82%	$65.03
Economy
Days Inn		721	34.62	62.87%	55.06	721	36.00	65.26%	55.16
Super 8		1,890	34.33	68.44%	50.16	1,890	34.43	70.33%	48.96
Other Economy (3)		201	40.67	51.73%	78.63	201	55.71	75.39%	73.90
Total Economy		2,812	$34.86	65.82%	$52.96	2,812	$36.36	69.39%	$52.39

Total Same Store		4,357	$38.75	64.79%	$59.81	4,357	$41.55	69.55%	$59.74

Upscale Acquisitions
Hilton Garden Inn		100	$87.85	69.33%	$126.71	100	$93.04	73.81%	$126.05
Total Upscale Acquisitions		100	$87.85	69.33%	$126.71	100	$93.04	73.81%	$126.05

Total Continuing Operations		4,457	$39.85	64.89%	$61.42	4,457	$42.03	69.60%	$60.39

	1		Includes Clarion
	2		Includes Baymont Inn
	3		Includes Rodeway Inn and Independent Brands

*The Harlan, Kentucky and Shelby, North Carolina hotels were moved from the Other Upper Midscale categories to the Comfort Inn/Comfort Suites category during the reporting period because of their rebranding.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The following table presents our RevPAR, ADR and occupancy, by region, for the six months ended June 30, 2013 and 2012, respectively.  The comparisons of same store operations (excluding held for sale hotels) are for 56* hotels owned as of January 1, 2012.  Same store calculations exclude 19 properties which are held for sale, and one property which was acquired during the second quarter of 2012 and therefore was not owned by the Company throughout each of the periods presented.

	Six months ended June 30, 2013				Six months ended June 30, 2012
	Room				Room
Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Mountain	214	$31.70	63.06%	$50.27	214	$32.78	65.84%	$49.79
West North Central	1,352	31.21	60.57%	51.52	1,352	30.71	61.67%	49.79
East North Central	923	35.77	58.09%	61.58	923	34.28	56.85%	60.29
Middle Atlantic	142	40.72	67.55%	60.28	142	42.86	71.89%	59.62
South Atlantic	1,071	39.60	58.38%	67.83	1,071	45.51	69.64%	65.35
East South Central	430	33.33	52.98%	62.90	430	41.20	61.84%	66.62
West South Central	225	20.97	49.40%	42.45	225	24.97	53.62%	46.57
Total Same Store *	4,357	$34.25	58.53%	$58.52	4,357	$36.34	62.75%	$57.92

South Atlantic Acquisitions	100	$81.83	64.64%	$126.61	100	$93.04	73.81%	$126.05
Total Acquisitions	100	$81.83	64.64%	$126.61	100	$93.04	73.81%	$126.05

Total Continuing Operations	4,457	$35.32	58.67%	$60.20	4,457	$36.61	62.80%	$58.29

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Georgia, Maryland, North Carolina,
	Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the six months ended June 30, 2013 and 2012, were as follows:

		Six months ended June 30, 2013				Six months ended June 30, 2012
		Room				Room
Brand		Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Select Service
Upper Midscale
Comfort Inn / Suites *		1,299	$42.92	60.54%	$70.88	1,299	$45.76	65.72%	$69.64
Other Upper Midscale (1)		59	30.48	44.12%	69.07	59	71.06	85.52%	83.09
Total Upper Midscale		1,358	$42.37	59.83%	$70.82	1,358	$46.86	66.58%	$70.39
Midscale
Quality Inn		122	25.55	38.33%	66.66	122	27.94	41.38%	67.51
Other Midscale (2)		65	28.36	50.79%	55.83	65	29.83	54.53%	54.71
Total Midscale		187	$26.53	42.66%	$62.18	187	$28.60	46.00%	$62.18
Economy
Days Inn		721	30.59	56.94%	53.73	721	32.37	62.18%	52.06
Super 8		1,890	29.21	59.86%	48.80	1,890	29.17	60.91%	47.89
Other Economy (3)		201	47.09	57.76%	81.53	201	54.19	71.90%	75.37
Total Economy **		2,812	$30.84	58.96%	$52.32	2,812	$31.78	62.02%	$51.24

Total Same Store		4,357	$34.25	58.53%	$58.52	4,357	$36.34	62.75%	$57.92

Upscale Acquisitions
Hilton Garden Inn		100	$81.83	64.64%	$126.61	100	$93.04	73.81%	$126.05
Total Upscale Acquisitions		100	$81.83	64.64%	$126.61	100	$93.04	73.81%	$126.05

Total Continuing Operations		4,457	$35.32	58.67%	$60.20	4,457	$36.61	62.80%	$58.29

	1		Includes Clarion
	2		Includes Baymont Inn
	3		Includes Rodeway Inn and Independent Brands

*The Harlan, Kentucky and Shelby, North Carolina hotels were moved from the Other Upper Midscale categories to the Comfort Inn/Comfort Suites category during the reporting period because of their rebranding.

** The Fayetteville, North Carolina hotel has been moved from the Upper Midscale category to the Economy category during the reporting period because of its rebranding.

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

On August 13, 2013, the Company received a waiver for non-compliance with a financial covenant, and amended its loan facilities, with GE Franchise Finance Commercial LLC, as described in, and incorporated herein by reference from, Item 2 of this Quarterly Report on Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Part II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description
10.1

Purchase Agreement, dated May 2, 2013, between Supertel Limited Partnership and Tyvola Hospitality, Inc. (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-11(333-190202)).

10.2

Purchase Agreement, dated May 2, 2013, between Supertel Limited Partnership and Columbia Hotel, Inc. (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-11(333-190202)).

10.3

Purchase Agreement, dated May 2, 2013, between Supertel Limited Partnership and Atlantic Beach Hospitality, Inc. (incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-11(333-190202)).

10.4

Purchase Agreement, dated May 2, 2013, between Supertel Limited Partnership and Krishna Hotel, Inc. (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-11(333-190202)).

10.5

Purchase Agreement dated May 15, 2013 between Supertel Limited Partnership and CHSP Hotel Investors, LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 15, 2013).

10.6

Purchase Agreement effective August 5, 2013 between Supertel Limited Partnership and CHM Clermont Hotel Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 5, 2013).

10.7

Purchase Agreement effective August 5, 2013 between Supertel Limited Partnership and CH Orlando Hotel Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 5, 2013).

10.8*

Loan Modification Agreement dated as of August 13, 2013 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC.

10.9	Jeffrey W. Dougan Employment Agreement dated July 15, 2013(incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 9, 2013).
10.10	Jeffrey W. Dougan Restricted Stock Agreement dated July 15, 2013(incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 9, 2013).
10.11	Jeffrey W. Dougan Stock Option Agreement dated July 15, 2013(incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 9, 2013).
31.1*	Section 302 Certificate of Chief Executive Officer
31.2*	Section 302 Certificate of Chief Financial Officer

32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

Part II.  OTHER INFORMATION

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

_______
* filed herewith

Supertel Hospitality, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Kelly A. Walters
Kelly A. Walters
President and Chief Executive Officer

Dated this 14th day of August, 2013

By:	/s/ Corrine L. Scarpello
Corrine L. Scarpello
Chief Financial Officer and Secretary

Dated this 14th day of August, 2013

Supertel Hospitality, Inc., and Subsidiaries

Exhibits

Exhibit No.	Description
10.1

Purchase Agreement, dated May 2, 2013, between Supertel Limited Partnership and Tyvola Hospitality, Inc. (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-11(333-190202)).

10.2

Purchase Agreement, dated May 2, 2013, between Supertel Limited Partnership and Columbia Hotel, Inc. (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-11(333-190202)).

10.3

Purchase Agreement, dated May 2, 2013, between Supertel Limited Partnership and Atlantic Beach Hospitality, Inc. (incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-11(333-190202)).

10.4

Purchase Agreement, dated May 2, 2013, between Supertel Limited Partnership and Krishna Hotel, Inc. (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-11(333-190202)).

10.5

Purchase Agreement dated May 15, 2013 between Supertel Limited Partnership and CHSP Hotel Investors, LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 15, 2013).

10.6

Purchase Agreement effective August 5, 2013 between Supertel Limited Partnership and CHM Clermont Hotel Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 5, 2013).

10.7

Purchase Agreement effective August 5, 2013 between Supertel Limited Partnership and CH Orlando Hotel Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 5, 2013).

10.8*

Loan Modification Agreement dated as of August 13, 2013 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC.

10.9	Jeffrey W. Dougan Employment Agreement dated July 15, 2013(incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 9, 2013).
10.10	Jeffrey W. Dougan Restricted Stock Agreement dated July 15, 2013(incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 9, 2013).
10.11	Jeffrey W. Dougan Stock Option Agreement dated July 15, 2013(incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 9, 2013).
31.1*	Section 302 Certificate of Chief Executive Officer

31.2*	Section 302 Certificate of Chief Financial Officer

32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

Supertel Hospitality, Inc., and Subsidiaries

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013,  formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

_______
* filed herewith