Form 10-Q
period 2013-09-30
SUPERTEL HOSPITALITY INC
filed 2013-11-14
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington,  D.C. 20549

FORM 10‑Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September  30, 2013

or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Small reporting company ☒



Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).

YES    ☐NO ☒

As of October 31, 2013, there were 2,897,539 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share data)

	As of
	September 30,	December 31,
	2013	2012
	(unaudited)

ASSETS
Investments in hotel properties	$216,883	$213,527
Less accumulated depreciation	74,051	70,027
	142,832	143,500

Cash and cash equivalents	334	891
Accounts receivable, net of allowance for
doubtful accounts of $118 and $201	3,123	2,070
Prepaid expenses and other assets	5,091	5,151
Deferred financing costs, net	2,158	2,644
Investment in hotel properties, held for sale, net	28,284	47,591
	$181,822	$201,847

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$10,939	$8,778
Derivative liabilities, at fair value	11,441	15,935
Debt related to hotel properties held for sale	24,414	39,461
Long-term debt	93,180	93,360
	139,974	157,534

Redeemable preferred stock
10% Series B, 800,000 shares authorized; $.01 par value,
332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

EQUITY
Shareholders' equity
Preferred stock, 40,000,000 shares authorized;
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270
shares outstanding, liquidation preference of $8,033	8	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000
shares outstanding, liquidation preference of $30,000	30	30
Common stock, $.01 par value, 200,000,000 shares authorized;
2,896,791 and 2,893,241 shares outstanding	29	29
Common stock warrants	0	252
Additional paid-in capital	135,281	134,994
Distributions in excess of retained earnings	(101,277)	(98,777)
Total shareholders' equity	34,071	36,536
Noncontrolling interest
Noncontrolling interest in consolidated partnership,
redemption value $80 and $99	115	115

Total equity	34,186	36,651

COMMITMENTS AND CONTINGENCIES
	$181,822	$201,847

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited –dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Room rentals and other hotel services	$17,860	$18,528	$47,349	$48,543

EXPENSES
Hotel and property operations	13,113	13,178	36,660	35,549
Depreciation and amortization	1,749	1,801	5,271	5,216
General and administrative	946	943	2,986	2,957
Acquisition and termination expense	679	15	728	178
Equity offering expense	1,082	0	1,082	0
	17,569	15,937	46,727	43,900

EARNINGS BEFORE NET LOSS
ON DISPOSITIONS OF
ASSETS, OTHER INCOME, INTEREST EXPENSE
AND INCOME TAXES	291	2,591	622	4,643

Net gain (loss) on dispositions of assets	(9)	13	(46)	7
Other income (loss)	2,671	(1,138)	4,505	(1,478)
Interest expense	(1,512)	(1,430)	(4,531)	(4,388)
Loss on debt extinguishment	(161)	(1)	(369)	(51)
Impairment	0	0	0	(2,469)

EARNINGS (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	1,280	35	181	(3,736)

Income tax expense	0	318	0	353

EARNINGS (LOSS) FROM
CONTINUING OPERATIONS	1,280	(283)	181	(4,089)

Gain (loss) from discontinued operations, net of tax	419	(1,983)	(169)	293

NET EARNINGS (LOSS)	1,699	(2,266)	12	(3,796)

Earnings (loss) attributable to noncontrolling interest	(3)	1	0	(1)

NET EARNINGS (LOSS) ATTRIBUTABLE
TO CONTROLLING INTERESTS	1,696	(2,265)	12	(3,797)

Preferred stock dividends	(837)	(837)	(2,512)	(2,332)

NET EARNINGS (LOSS) ATTRIBUTABLE
TO COMMON SHAREHOLDERS	$859	$(3,102)	$(2,500)	$(6,129)

NET EARNINGS (LOSS) PER COMMON SHARE
- BASIC AND DILUTED
EPS from continuing operations - Basic	$0.15	$(0.39)	$(0.81)	$(2.22)
EPS from discontinued operations - Basic	$0.15	$(0.69)	$(0.06)	$0.10
EPS Basic	$0.30	$(1.08)	$(0.87)	$(2.12)
EPS Diluted	$(0.13)	$(1.08)	$(0.87)	$(2.12)

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited –dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12	$(3,796)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	5,551	6,652
Amortization of deferred financing costs	914	393
Gain on dispositions of assets	(1,662)	(5,827)
Stock-based compensation expense	43	27
Provision for impairment loss	1,723	8,249
Unrealized loss (gain) on derivative instruments	(4,494)	1,578
Amortization of warrant issuance cost	43	38
Deferred income taxes	0	(224)
Changes in operating assets and liabilities:
Increase in assets	(1,095)	(2,086)
Increase in liabilities	2,220	1,220
Net cash provided by operating activities	3,255	6,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(5,404)	(4,507)
Acquisition and development of hotel properties	0	(11,500)
Proceeds from sale of hotel assets	19,767	13,456
Net cash provided (used) by investing activities	14,363	(2,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(428)	(140)
Principal payments on long-term debt	(26,344)	(22,652)
Proceeds from long-term debt	2,371	3,250
Payments on revolving debt	(30,682)	(23,749)
Proceeds from revolving debt	39,428	13,306
Distributions to noncontrolling interest	0	(9)
Preferred stock and warrants	0	28,561
Purchased Treasury Stock	(8)	0
Dividends paid to preferred shareholders	(2,512)	(1,863)
Net cash used in financing activities	(18,175)	(3,296)

Increase (decrease) in cash and cash equivalents	(557)	377

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	891	279

CASH AND CASH EQUIVALENTS, END OF PERIOD	$334	$656

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$6,586	$7,375

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared preferred	$2,512	$2,332

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

General

Adjustments to Previously Filed Financial Statements

On August 14, 2013, the Company effected a one-for-eight reverse split of the Company’s common stock. Amounts for the Company’s outstanding common stock, common stock options and other equity awards and to the Company’s equity compensation plans, and the voting rights and conversion price of the Company’s 6.25% Series C Cumulative Convertible Preferred Stock and the exercise price and number of outstanding Company warrants exercisable for the purchase of common stock and the outstanding limited partnership units of the Company’s operating partnership have been retroactively adjusted herein to reflect the one-for-eight reverse split. The reverse split had no effect on the Company’s reported net income or loss, net income or loss applicable to common shareholders, or funds from operations.

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994.  SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”).  All of the Company’s interests in 61 properties with the exception of furniture, fixtures and equipment on 49 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, SLP or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in 10 properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), SPPR-BMI, LLC (SBMILLC) or SPPR-Dowell, LLC (SDLLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in SLP and at September 30, 2013 owned approximately 99% of the partnership interests in SLP.  SLP owns 100% of Solomons GP, LLC, and Solomons GP, LLC is the general partner in SBILP.  At September 30,  2013,  SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), SPPR-BMI Holdings, Inc. (SBMIHI) and SPPR-Dowell Holdings, Inc. (SDHI).  SLP and SBMIHI owned 99% and 1% of SBMILLC, respectively, SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, SLP owned 100% of SSBLLC and SLP and SDHI owned 99% and 1% of SDLLC, respectively.  References to “we”, “our”, and “us”, herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of September 30, 2013, the Company owned 71 limited service hotels.  All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by eligible independent contractors: Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company, LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”), Cherry Cove Hospitality Management, LLC (“Cherry Cove”) and HLC Hotels Inc. (“HLC”).

HMA manages 18 Company hotels in Arkansas, Louisiana, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s seven economy extended-stay hotels in Georgia and South Carolina as well as 13 additional Company hotels located in Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 31 Company hotels in eight states primarily in the Midwest. Cherry Cove manages one Company hotel in Maryland.  Each of the management agreements with HMA, Strand and Kinseth expires on May 31, 2014, and the management agreement with Cherry Cove expires on May 24, 2015. The management agreements renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

Each of HMA, Strand, Kinseth, and Cherry Cove receives a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel revenue and 2.25% of hotel net operating income (“NOI”).  NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums, employee bonuses, and personal and real property taxes).

HLC manages the Company’s one Masters Inn hotel.  The management agreement, as amended, provides for HLC to operate and manage the hotel through December 31, 2013 and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotel and incentive fees equal to 10% of the annual operating income of the hotel in excess of 10.5% of the Company’s investment in the hotel.

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

Consolidated Financial Statements

The Company has prepared the unaudited condensed consolidated balance sheet as of September 30,  2013, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30,  2013 and 2012, and the unaudited condensed consolidated statements of cash flows for the nine months ended September  30,  2013 and 2012, in conformity with U. S. generally accepted accounting principles. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of September 30,  2013 and the results of operations and cash flows for all periods presented.  Balance sheet data as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the Current Report on Form 8-K filed August 29, 2013.  The results of operations for the three and nine months ended September 30,  2013 are not necessarily indicative of the operating results for the full year.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  However, fair value accounting requires bifurcation of certain embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement at their fair value for accounting purposes.  The conversion feature embedded in the Series C convertible preferred

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

stock was evaluated, and it was determined that the conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.  In addition the common stock warrants issued with the Series C convertible preferred stock were also determined to be freestanding derivatives. The following table summarizes our derivative liabilities at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30,	December 31,
	2013	2012
Series C preferred embedded derivative	$5,914	$7,205
Warrant derivative	5,527	8,730
Derivative liabilities, at fair value	$11,441	$15,935

The amendment to the Company’s articles of incorporation,  setting forth the terms of the Series C convertible preferred stock, the host instrument, includes an antidilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $8.00 per share.  Accordingly we bifurcated the embedded conversion feature which is shown as a derivative liability recorded at fair value on the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012.

The agreement setting forth the terms of the common stock warrants issued to the holders of the Series C convertible preferred stock also includes an antidilution provision that requires a reduction in the warrant’s exercise price of $9.60 should the conversion ratio of the Series C convertible preferred stock be adjusted due to antidilution provisions. Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are utilized to determine the value of certain liabilities, to perform impairment assessments, and for disclosure purposes.  In February 2012, the Company issued financial instruments with features that were determined to be derivative liabilities, and as a result must be measured at fair value on a recurring basis under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820-10 Fair Value Measurements and Disclosures – Overall.  In addition we apply the fair value provisions of ASC 820-10-35 Fair Value Measurements and Disclosures – Overall – Subsequent Measurement, for our nonfinancial assets which include our held for sale and impaired held for use hotels and the disclosure of the fair value of our debt.

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

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

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

 Financial instruments

As of September 30,  2013 and December 31, 2012, the fair value of the derivative liabilities was determined by the Monte Carlo simulation method.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis as of September 30,  2013 and December 31, 2012 are as follows (dollars in thousands):

	Fair Value at
	September 30, 2013	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$5,914	$0	$0	$5,914
Warrant derivative	5,527	0	0	5,527
	$11,441	$0	$0	$11,441

	Fair Value at
	December 31, 2012	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$7,205	$0	$0	$7,205
Warrant derivative	8,730	0	0	8,730
	$15,935	$0	$0	$15,935

There were no transfers between levels during the three and nine months ended September 30, 2013 and 2012.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations in other income (expenses) for each of the quarter and nine months ending September 30, 2013  (dollars in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

	Three months ending			Three months ending
	September 30, 2013			September 30, 2012
	Series C			Series C
	preferred			preferred
	embedded	Warrant		embedded	Warrant
	derivative	derivative	Total	derivative	derivative	Total
Fair value, beginning of period	$6,588	$7,527	$14,115	$7,701	$8,334	$16,035
Net unrealized (gains)
losses included in
other income (loss)	(674)	(2,000)	(2,674)	256	976	1,232
Purchases, sales, issuances
and settlements, net	0	0	0	0	0	0
Gross transfers in	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0
Fair value, end of period	$5,914	$5,527	$11,441	$7,957	$9,310	$17,267

Changes in realized (gains)
losses, included in income
on instruments held
at end of period	$0	$0	$0	$0	$0	$0
Changes in unrealized
(gains) losses, included in
income on instruments
held at end of period	$(674)	$(2,000)	$(2,674)	$256	$976	$1,232

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

	Nine months ending			Nine months ending
	September 30, 2013			September 30, 2012
	Series C			Series C
	preferred			preferred
	embedded	Warrant		embedded	Warrant
	derivative	derivative	Total	derivative	derivative	Total
Fair value, beginning of period	$7,205	$8,730	$15,935	$0	$0	$0
Net unrealized (gains)
losses, included in
other income (loss)	(1,291)	(3,203)	(4,494)	882	696	1,578
Purchases, sales, issuances
and settlements, net	0	0	0	7,075	8,614	15,689
Gross transfers in	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0
Fair value, end of period	$5,914	$5,527	$11,441	$7,957	$9,310	$17,267

Changes in realized (gains)
losses, included in income
on instruments held
at end of period	$0	$0	$0	$0	$0	$0
Changes in unrealized
(gains) losses, included in
income on instruments
held at end of period	$(1,291)	$(3,203)	$(4,494)	$882	$696	$1,578

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the hierarchy. The carrying value and estimated fair value of the Company’s debt as of September 30, 2013 and December 31, 2012 are presented in the table below  (dollars in thousands):

	Carrying Value		Estimated Fair Value
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012

Continuing operations	$93,180	$93,360	$93,911	$97,631
Discontinued operations	24,414	39,461	25,047	41,528
Total	$117,594	$132,821	$118,958	$139,159

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

Discontinued Operations - Hotel Properties Held for Sale and Sold

At December 31, 2012, the Company had 22 hotels identified that it intends to sell and that met the Company’s criteria to be classified as held for sale (the “Sale Hotels”).  During the nine months ended September 30, 2013, 15 hotels were sold, with an approximate aggregate net gain of $1.7 million. The gain consisted of: $0.4 million from the sale of a Super 8 in Fort Madison, Iowa; $0.3 million from the sale of a Super 8 in Pella, Iowa; $0.6 million from the sale of a Super 8 in Columbus, Nebraska,  approximately $24,000 from the sale of a Quality Inn in Minocqua, Wisconsin; and $0.4 million from the sale of a Super 8 in Jefferson City, Missouri. There was no gain on the sale of the other ten hotels sold. Two were sold in the first quarter of 2013, eight were sold in the second quarter of 2013, and five were sold in the third quarter of 2013. A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We do not believe any of our hotels were held primarily for sale in the ordinary course of our trade or business. However, if the Internal Revenue Service would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.  Due to changes in the market during the second quarter, seven hotels were reclassified as held for sale. This brings the total number of hotels classified as held for sale to 14 as of September 30, 2013.

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations.    The operating results of the hotels held for sale and sold are included in discontinued operations and are summarized below. The operating results for the three months ended September 30, 2013 include 14 hotels held for sale and five hotels that were sold in the third quarter of 2013.  The operating results for the three months ended September 30, 2012 include 14 hotels held for sale, 15 hotels that were sold in 2013 and 9 hotels that were sold in 2012.

The operating results for the nine months ended September 2013 included 14 hotels held for sale and 15 hotels that were sold in 2013. The operating results for the nine months ended September 2012 included 14 hotels held for sale, 15 hotels that were sold in 2013, and 15 hotels sold in 2012 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$3,822	$8,378	$14,914	$25,643
Hotel and property operations expenses	(3,060)	(7,019)	(12,341)	(21,372)
Interest expense	(451)	(941)	(1,760)	(3,107)
Loss on debt extinguishment	(4)	0	(687)	(53)
Depreciation expense	0	(455)	(280)	(1,436)
Net gain on disposition of assets	374	551	1,708	5,820
Impairment loss	(262)	(2,732)	(1,723)	(5,780)
Income tax benefit	0	235	0	578
	$419	$(1,983)	$(169)	$293

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The effects include adjustments to the numerator for any change in fair market value attributed to the derivatives liabilities (related to the Series C convertible preferred stock and warrants) during the period the convertible securities are dilutive. The computation of basic and diluted earnings per common share is presented below:

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

	Three months ended		Nine months ended
(dollars in thousands, except per share data)	September 30,		September 30,
	2013	2012	2013	2012
Basic and Diluted Earnings per Share
Calculation:
Numerator: basic
Net earnings (loss) attributable
to common shareholders:
Continuing operations	$440	$(1,119)	$(2,331)	$(6,422)
Discontinued operations	419	(1,983)	(169)	293
Net earnings (loss) attributable to
common shareholders - total basic	$859	$(3,102)	$(2,500)	$(6,129)

Numerator: diluted
Net earnings (loss) attributable
to common shareholders:
Continuing operations	$440	$(1,119)	$(2,331)	$(6,422)
Preferred C dividend	469	0	0	0
Derivative Liability change
in fair market value	(2,674)	0	0	0
Total continuing operations	(1,765)	(1,119)	(2,331)	(6,422)
Discontinued operations	419	(1,983)	(169)	293
Net earnings (loss) attributable to
common shareholders - total diluted	$(1,346)	$(3,102)	$(2,500)	$(6,129)

Denominator:
Weighted average number
of common shares - basic	2,890,873	2,885,447	2,889,224	2,884,539
Restricted stock	1,476	0	0	0
Series C preferred stock	3,750,000	0	0	0
Warrants	3,750,000	0	0	0
Weighted average number
of common shares - diluted	10,392,349	2,885,447	2,889,224	2,884,539

Basic and Diluted Earnings
Per Common Share:
Net earnings (loss) attributable
to common shareholders
per weighted average common share:
Continuing operations - Basic	$0.15	$(0.39)	$(0.81)	$(2.22)
Discontinued operations - Basic	0.15	(0.69)	(0.06)	0.10
Total - Basic EPS	$0.30	$(1.08)	$(0.87)	$(2.12)
Continuing operations - Diluted	$(0.17)	$(0.39)	$(0.81)	$(2.22)
Discontinued operations - Diluted	0.04	(0.69)	(0.06)	0.10
Total - Diluted EPS	$(0.13)	$(1.08)	$(0.87)	$(2.12)

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

The net earnings (loss) attributable to noncontrolling interest is allocated between continuing and discontinued operations.  Additionally, unvested stock awards, outstanding stock options, the Series C convertible preferred stock and warrants, and the preferred operating units, if any, have been omitted from the denominator for the purpose of computing diluted earnings per share when the effects of including these awards in the denominator would be antidilutive due to the loss from continuing operations applicable to common shareholders.  The following table summarizes the weighted average of common stock equivalence of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Preferred operating units	0	1,428	0	1,428
Outstanding stock options	31,003	22,253	31,003	22,253
Unvested stock awards outstanding	0	888	1,555	321
Warrants	0	3,787,245	3,750,000	3,305,673
Series C preferred stock	0	3,750,000	3,750,000	3,268,248
Total potentially dilutive securities
excluded from the denominator	31,003	7,561,814	7,532,558	6,597,923

Debt Financing

A summary of the Company’s long term debt as of September 30, 2013 is as follows (dollars in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

		Interest
Fixed Rate Debt	Balance	Rate	Maturity

Lender
Great Western Bank	$11,197	4.95%	6/2014
GE Franchise Finance Commercial LLC	17,483	7.17%	12/2014
Citigroup Global Markets Realty Corp	12,380	5.97%	11/2015
Great Western Bank	9,199	5.00%	6/2015
Elkhorn Valley Bank	2,802	5.50%	6/2016
First State Bank	1,196	5.50%	9/2016
GE Franchise Finance Commercial LLC	11,930	7.17%	2/2017
Cantor	6,067	4.25%	11/2017
Morgan Stanley	29,903	5.83%	12/2017
Wachovia Bank	5,929	7.38%	3/2020
Total fixed rate debt	$108,086

Variable Rate Debt

Lender
GE Franchise Finance Commercial LLC	7,358	3.76%	2/2018
GE Franchise Finance Commercial LLC	2,150	4.32%	2/2018
Total variable rate debt	$9,508

Subtotal debt	117,594

Less: debt associated with hotel properties held for sale	24,414

Total long-term debt	$93,180

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

Three and Nine months Ended September 30, 2013 and 2012

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

Our loan facilities with GE Franchise Finance Commercial LLC require us to maintain a minimum after dividend consolidated fixed charge coverage ratio (FCCR) (as defined in the loan agreement). As of June 30, 2013, our after dividend consolidated FCCR (as defined in the loan agreement) was 0.88:1 (versus the requirement of 0.95:1).  On August 13, 2013, the Company received a waiver for non-compliance with this covenant as of June 30, 2013 in return for payment of $107,500. In connection with the waiver, our loan facilities with GE were also amended to increase the before dividend FCCR with respect to our GE-encumbered properties from 1.05:1 to 1.20:1, commencing on September 30, 2013.

On August 22, 2013, the Company sold a Comfort Suites (69 rooms) and a Sleep Inn (63 rooms) in Louisville, Kentucky for a total of $4.0 million. Proceeds were used to reduce the balance of two loan facilities with GE.

On September 12, 2013, the Company sold a Super 8 in Jefferson City, Missouri (77 rooms) for $1.275 million. Proceeds were used to pay off the associated debt.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

At September 30, 2013, the Company had long-term debt of $93.2 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.3 years and a weighted average interest rate of 5.6%. The weighted average fixed rate was 5.8%, and the weighted average variable rate was 3.9%. Debt is classified as held for use if the properties collateralizing it are included in continuing operations. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2013 and thereafter, and debt associated with assets held for sale, are as follows (dollars in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2013	$24,414	$811	$25,225
2014	0	14,552	14,552
2015	0	21,232	21,232
2016	0	3,019	3,019
2017	0	43,644	43,644
Thereafter	0	9,922	9,922
	$24,414	$93,180	$117,594

At September 30,  2013, the Company had $0.8 million of principal due in 2013.  This amount consists entirely of principal amortization on mortgage loans.

We are required to comply with certain financial covenants for some of our lenders.  As of September 30, 2013, we were either in compliance with our financial covenants or obtained waivers for noncompliance (as discussed below).  As a result, we are not in default of any of our loans.

Our loan facilities with GE Franchise Finance Commercial LLC require us to maintain a minimum before dividend consolidated fixed charge coverage ratio (FCCR) (as defined in the loan agreement) and a minimum after dividend consolidated FCCR (as defined in the loan agreement). As of September 30, 2013, our before dividend consolidated FCCR (as defined in the loan agreement) was 1.09:1 (versus the requirement of 1.10:1) and our after dividend consolidated FCCR (as defined in the loan agreement) was 0.84:1 (versus the requirement of 0.95:1). On November 13, 2013, the Company received a waiver for non-compliance with these covenants as of September 30, 2013 in return for payment of $190,000. In connection with the waiver, our loan facilities with GE were also amended to increase the minimum before dividend FCCR with respect to our GE-encumbered properties from 1.20:1 to 1.30:1, commencing on December 31, 2013, and decrease the maximum loan to value ratio with respect to our GE-encumbered properties from 75% to 72.2%, commencing on December 31, 2013.    The covenant calculation currently stands at 72.2% as of September 30, 2013. The Company did not amend the covenant requirement related to the after dividend consolidated FCCR of 1.00:1 as of December 31, 2013. The Company does not currently project that it will be able to satisfy the after dividend FCCR requirement under the covenant and anticipates that it will not be compliant with this covenant as of December 31, 2013.

Our credit facilities with Great Western Bank require us to maintain a loan-specific debt service coverage ratio of 1.20:1 or more. In the event the ratio is below the requirement on any measurement date, the loan agreement provides for an automatic decrease in the availability of the revolving credit facility in an amount sufficient to meet the required ratio. On September 30, 2013, the loan-specific debt service coverage ratio was 1.28:1 (based upon full availability); accordingly, the availability of our revolving credit

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

facility was $12.5 million. The availability of our revolving credit facility is adjusted monthly, subject to maximum availability of $12.5 million.

Stock-Based Compensation

Non Vested Share Awards

On May 22, 2012, share awards totaling 5,625 shares were made to two executive officers of the Company in accordance with the 2006 Stock Plan at a grant date price of $7.20.  The shares vest based on continued employment of the executives, and the restrictions lapse in 50% increments on each of the first and second anniversary of issuance. There were 2,813 and 5,625 unvested stock awards as of September 30, 2013 and 2012, respectively.

On July 15, 2013, the Company granted share awards and stock options to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The share awards total 3,125 authorized but previously unissued shares of the Company’s common stock with a grant date price of $7.28. The shares vest based on continued employment of the executive, and the restrictions lapse in 33.3% increments on each of the first, second and third anniversaries of issuance. There were 3,125 unvested awards as of September 30, 2013. The stock options entitle the executive to purchase 3,125 authorized but previously unissued shares of the Company’s common stock at an exercise price of $8.08 per share.  The stock options have a four-year term and vest in equal one-third increments on each of the first, second and third anniversaries of issuance provided that the executive is employed by the Company on each such vesting date.  The stock options and share awards will become fully vested in the event of a change of control of the company or upon the executive’s death or disability.

Investment Committee Share Compensation

In March 2012 the Board of Directors approved the recommendation by the Compensation Committee that the independent directors serving as members of the Investment Committee receive their monthly Investment Committee fees in the form of shares of the Company’s Common Stock issued under the 2006 Stock Plan, priced as the average of the closing price of the stock for the first 20 trading days for the calendar year.  The shares issued to the independent directors of the Investment Committee for the three months ended September 30, 2013 and 2012 were 747 and 1,090, respectively. An aggregate of 1,494 and 2,725 shares were issued for the nine months ended September 30, 2013 and 2012, respectively.

Share-Based Compensation Expense

The expense recognized in the condensed consolidated financial statements for the three months ended September 30, 2013 and 2012 for share-based compensation related to employees and directors was approximately $12,200 and $14,200, respectively, and the expense recognized for the nine months ended September 30, 2013 and 2012 was approximately $43,900 and $27,600, respectively.

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

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

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

If the analysis results in the carrying value of the hotel exceeding the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition, the property is then tested in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment – Overall – Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability. The Company uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition.  In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance.  Assumptions used for the individual hotels are determined by management, based on discussions with our asset management group and our third party management companies. The properties are then subjected to a probability – weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment – Overall – Implementation. In this analysis, the Company completes a detailed review of the hotels’ market conditions and future prospects, which incorporates specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. To determine the amount of impairment on the hotel properties identified in this analysis, the Company calculates the excess of the carrying value of the properties in comparison to their fair market value.

During the three months ended March 31, 2013, June 30, 2013, and September 30, 2013, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels.

During the three months ended September 30, 2012, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels. However, during the three months ended June 30, 2012, a trigger event as described in ASC 360-10-35 occurred for two of our held for use hotels. We recorded impairment on one hotel subsequently placed into held for sale from held for use in the amount of $1.4 million, and $2.7 million was recorded on one hotel classified as held for use. For the three months ended March 31, 2012, recovery of $0.3 million was recorded on one hotel classified as held for use.

Held for sale

During the three months ended September 30, 2013, Level 3 inputs were used to determine impairment losses totaling $0.4 million on two held for sale hotels and one hotel subsequently sold, and recovery totaling $0.1 million on two held for sale and two hotels at the time of sale. During the three months ended June 30, 2013, Level 3 inputs were used to determine impairment losses of $0.7 million on three held for sale hotels, $0.4 million on four hotels at the time of sale, and recovery of $0.1 million of impairment on three hotels at the time of sale.  During the three months ended March 31, 2013, Level 3 inputs were used to determine non-cash impairment losses of $0.1 million on four held for sale hotels, and

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

$0.4 million on eight hotels subsequently sold.  The Company also recorded negligible recovery of impairment on one hotel at the time of sale.

During the three months ended September 30, 2012, Level 3 inputs were used to determine impairment losses of $0.1 million on one held for sale hotel and $2.6 million on nine hotels subsequently sold. During the three months ended June 30, 2012, Level 3 inputs were used to determine impairment losses of $1.4 million on two held for sale hotels. The Company also recorded recovery of $0.1 million of impairment on three hotels subsequently sold and recorded impairment losses of $0.1 million on seven hotels subsequently sold. During the three months ending March 31, 2012, Level 3 inputs were used to determine non-cash impairment losses of $0.2 million on one held for sale hotel, a loss of $1.6 million on nine hotels subsequently sold, and recovery of $0.1 million of previously recorded impairment loss on one hotel at the time of sale.

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

Income Taxes

The TRS Lessee income tax expense from continuing operations for the three months ended September 30,  2013 and 2012 was $0 and $0.3 million, respectively.  The TRS Lessee income tax expense from continuing operations for the nine months ended September 30, 2013 and 2012 was $0 and $0.4 million respectively. The TRS Lessee has estimated its income tax benefit using a combined federal and state rate of approximately 38%.  We have provided a full valuation allowance against our deferred tax asset at September 30, 2013, due to the uncertainty of realization (because of historical operating losses) and as a result no income tax expense or benefit was recorded for the three months and nine months ended September 30, 2013. The TRS net operating loss carryforward from September 30, 2013 as determined for federal income tax purposes was approximately $18.9 million. The availability of such loss carryforward will begin to expire in 2022.

Noncontrolling Interest of Common and Redeemable Preferred Units in SLP

At September 30, 2013 and 2012, 0 and 11,424, respectively, of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The Preferred OP Units received a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and did not participate in the allocations of profits and losses of SLP. All holders elected to have their Preferred OP units redeemed on October 24, 2012, and the 11,424 units were redeemed at $10 per unit.

As of September 30, 2013 and 2012, 97,008 Common OP Units were outstanding.

Equity Reconciliation of Parent and Noncontrolling Interest

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

(dollars in thousands)
	Preferred	Preferred				Distribution		Noncontrolling
	A	C	Common	Common	Additional	in excess of	Net	interest in
	shares	shares	stock	shares	paid - in	retained	shareholders'	consolidated	Total
	par value	par value	warrants	par value	capital	earnings	equity	partnerships	equity
Balance at
December 31, 2012	$8	$30	$252	$29	$134,994	$(98,777)	$36,536	$115	$36,651
Stock-based
compensation	0	0	0	0	35	0	35	0	35
Warrant expiration	0	0	(252)	0	252	0	0	0	0
Preferred dividends	0	0	0	0	0	(2,512)	(2,512)	0	(2,512)
Net loss	0	0	0	0	0	12	12	0	12
Balance at
September 30, 2013	$8	$30	$0	$29	$135,281	$(101,277)	$34,071	$115	$34,186

Series B Redeemable Preferred Stock

At September 30,  2013, there were 332,500 shares of 10.0% Series B preferred stock outstanding.  The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

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

The Series B preferred stock was not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock).  The Company may redeem the Series B

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At September 30,  2013, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Series A Preferred Stock

On December 30, 2005,  the Company offered and sold 1,521,258 shares of 8% Series A preferred stock.  At September 30,  2013, 803,270 shares of Series A preferred stock remained outstanding.  Dividends on the Series A preferred stock are cumulative and are payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. The Company may redeem the Series A preferred stock, in whole or in part, at any time and from time to time for cash at a redemption price of $10.00 per share, plus all accrued and unpaid dividends.

Series C Convertible Preferred Stock and Warrants

The Company entered into a Purchase Agreement dated November 16, 2011 for the issuance and sale of Supertel’s Series C convertible preferred stock and warrants under a private transaction to Real Estate Strategies, L.P. (“RES”). On January 31, 2012 at a special meeting, the shareholders of Supertel, by the requisite vote, approved the issuance and sale of up to 3,000,000 shares of the Series C convertible preferred stock of Supertel, up to 30,000,000 shares of common stock of Supertel which may be issued upon conversion of the Series C convertible preferred stock, and warrants to purchase up to an additional 30,000,000 shares of common stock, to RES pursuant to the Purchase Agreement. In two closings on February 1, 2012 and February 15, 2012, the Company completed the sale to RES of 3,000,000 shares of Series C convertible preferred stock and warrants to purchase 30,000,000 shares of common stock at an exercise price of $1.20 per common share. In connection with the one-for-eight reverse split, the aggregate number of shares of common stock issuable upon the exercise of the warrants was decreased from 30,000,000 to 3,750,000 shares. The exercise price of the warrants was increased from $1.20 per share of common stock to $9.60 per share.

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

The Series C convertible preferred stock, at the option of the holder, is convertible at any time into common stock at a conversion price of $8.00 for each share of common stock, which is equal to the rate of 1.25 shares of common stock for each share of Series C convertible preferred stock. A holder of Series C convertible preferred stock will not have conversion rights to the extent the conversion would cause the holder and its affiliates to beneficially own more than 34% of voting stock (the “Beneficial Ownership Limitation”). “Voting stock” means capital stock having the power to vote generally for the election of directors of the Company. A holder of warrants would similarly not have exercise rights to the extent the exercise of a warrant would cause the holder and its affiliates to own capital stock in an amount exceeding the Beneficial Ownership Limitation.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

The Series C convertible preferred stock will vote with the common stock as one class, subject to certain voting limitations. For any vote, the voting power of the Series C convertible preferred stock will be equal to the lesser of: (a) 0.78625 vote per share (which will be reduced as described below) or (b) an amount of votes per share such that the vote of all shares of Series C convertible preferred stock in the aggregate equal 34% of the combined voting power of all the Company voting stock, minus an amount equal to the number of votes represented by the other shares of voting stock beneficially owned by RES and its affiliates (the “Voting Limitation”).

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

Equity Distribution Agreement

On March 29, 2011, the Company entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which the Company may offer and sell up to 250,000 shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to the Company’s registration statement on Form S-3 (333-170756). During the three and nine months ended September 30,  2013 or 2012, no shares were issued.

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

Terminated Dispositions

On September 26, 2013 SLP entered into a purchase and sale agreement with Westmont USA Development, Inc. (the “Purchaser”) to sell all seven of the SLP’s Savannah Suites hotels for a purchase price of $22,500,000 in cash.  These seven properties are classified as held for sale. On November 8, 2013, the Purchaser terminated the agreement in accordance with its terms. $250,000 deposited in escrow as an earnest money deposit against the purchase price was returned to the purchaser.

Acquisition Terminations

As previously reported, SLP entered into:

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

•

four hotel purchase agreements on May 2, 2013 to purchase four hotels, one each from Tyvola Hospitality, Inc., a North Carolina corporation, Columbia Hotel, Inc., a South Carolina corporation, Atlantic Beach Hospitality, Inc., a North Carolina corporation, and Krishna Hotel, Inc., a Virginia corporation;

•	a purchase agreement on May 15, 2013 with CHSP Hotel Investors, LLC to purchase two hotels; and
•

a purchase agreement on August 5, 2013 with CHM Clermont Hotel Partners, LLC to purchase one hotel located in Clermont, Florida and a purchase agreement on August 5, 2013 with CH Orlando Hotel Partners, LLC to purchase one hotel located in Orlando, Florida.

On September 26, 2013, the Company announced that it was withdrawing its proposed public offering of common stock, the proceeds of which would have been used to consummate the acquisition of these hotels.  On September 26, 2013 the Company notified the sellers of the hotels that it was terminating the purchase agreements pursuant to the terms of the agreements.  The Company received the return of $850,000 of escrowed funds in connection with the purchase terminations.

Liquidity

On September 26, 2013, based on market conditions, pricing expectations, and after discussions with the underwriters, the Company withdrew and terminated its previously announced proposed public offering of 16,700,000 shares of Common Stock.

The costs of this offering and its failure to be completed have had a severe impact on the Company’s liquidity.  The Company is exploring other methods to satisfy its liquidity needs, but to date has not been able to complete a transaction that will provide sufficient liquidity to satisfy its operating and capital needs for the next twelve months.  There can be no assurance that the Company will be able to obtain sufficient liquidity to continue to operate as it has in the past. Failure to obtain adequate liquidity may cause the Company to dispose of assets at unfavorable prices, delay or default in paying its obligations, seek legal protection while attempting to reorganize or cease operations entirely.  These conditions raise significant uncertainty about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As further disclosed in the Debt Financing footnote, the Company was not in compliance with certain covenants related to its loan facilities with GE Franchise Finance Commercial LLC. The Company received a waiver for non-compliance as of September 30, 2013. The Company does not currently project that it will be able to satisfy the after dividend FCCR requirement under the covenant and anticipates that it will not be compliant with respect to this covenant as of December 31, 2013. Further, if we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our loan facilities with Great Western and GE contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan.

Subsequent Events

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended September 30, 2013 and 2012

(Unaudited)

Our loan facilities with GE Franchise Finance Commercial LLC require us to maintain a minimum before dividend consolidated fixed charge coverage ratio (FCCR) (as defined in the loan agreement) and a minimum after dividend consolidated FCCR (as defined in the loan agreement). As of September 30, 2013, our before dividend consolidated FCCR (as defined in the loan agreement) was 1.09:1 (versus the requirement of 1.10:1) and our after dividend consolidated FCCR (as defined in the loan agreement) was 0.84:1 (versus the requirement of 0.95:1). On November 13,  2013, the Company received a waiver for non-compliance with these covenants as of September 30, 2013 in return for payment of $190,000. In connection with the waiver, our loan facilities with GE were also amended to increase the minimum before dividend FCCR with respect to our GE-encumbered properties from 1.20:1 to 1.30:1, commencing on December 31, 2013, and decrease the maximum loan to value ratio with respect to our GE-encumbered properties from 75% to 72.2%, commencing on December 31, 2013. The covenant calculation currently stands at 72.2% as of September 30, 2013. The Company did not amend the covenant requirement related to the after dividend consolidated FCCR of 1.00:1 as of December 31, 2013. The Company does not currently project that it will be able to satisfy the after dividend FCCR requirement under the covenant and anticipates that it will not be compliant with this covenant as of December 31, 2013.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Results for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may be attained in the future.

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

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of September 30, 2013, we owned 71 hotels in 21 states.  Our hotels operate under several national and independent brands.

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

At the annual meeting of Company shareholders in May 2013, the holders of the Company common stock and the holder of the Series C Preferred Stock, voting as one group, approved an amendment to the Company articles of incorporation to effect a reverse split of the common stock at a reverse split ratio ranging from one-for-four to one-for-eight shares of common stock as determined by the Company board of directors. On July 30, 2013, the Board of Directors declared a one-for-eight reverse split of the Company’s issued and outstanding common stock, which was effected on August 14, 2013.

Overview of Discontinued Operations

The condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 include the results of operations for the 14 hotels classified as held for sale at September 30, 2013, as well as all properties that have been sold during 2013 and prior years in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operations.

The assets held for sale at September 30, 2013 and 2012 are separately disclosed in the Condensed Consolidated Balance Sheets.  Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made.  While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all.  We believe that all our held for sale assets as of September 30, 2013 remain properly classified in accordance with ASC 205-20.

Where the carrying value of an asset held for sale exceeded the estimated fair value, net of selling costs, we reduced the carrying value and recorded an impairment charge. During the three months ended September 30, 2013, Level 3 inputs were used to determine non-cash impairment losses totaling $0.4 million on two held for sale hotels and one hotel subsequently sold, and impairment recovery totaling $0.1 million on two held for sale hotels and two hotels at the time of sale. During the three months ended June 30, 2013, Level 3 inputs were used to determine non-cash impairment losses of $0.7 million on three held for sale hotels, $0.4 million on four hotels at the time of sale, and recovery of $0.1 million of impairment on three hotels at the time of sale. Level 3 inputs were used during the three months ended March 31, 2013 to determine non-cash impairment losses of $0.1 million on four held for sale hotels and $0.4 million on eight hotels subsequently sold.  The Company also recorded negligible recovery of impairment on one hotel at the time of sale.

During the three months ended September 30, 2012, Level 3 inputs were used to determine impairment losses of $0.1 million on one held for sale hotel and $2.6 million on nine hotels subsequently sold. During the three months ended June 30, 2012, Level 3 inputs were used to determine non-cash impairment losses of $1.4 million on two held for sale hotels. The Company also recorded recovery of $0.1 million of impairment on three hotels subsequently sold and recorded impairment losses of $0.1 million on seven hotels subsequently sold. During the three months ending March 31, 2012, Level 3 inputs were used to determine non-cash impairment losses of $0.2 million on one held for sale hotel, a loss of $1.6 million on nine hotels subsequently sold, recovery of $0.1 million on one property subsequently sold, and recovery of $0.3 million on one property reclassified as held for use.

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

General

The discussion that follows is based primarily on the condensed consolidated financial statements of the three and nine months ended September 30, 2013 and 2012, and should be read along with the condensed consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s 71 and 94 hotels as of September 30, 2013 and 2012, respectively.

Results of Operations

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012

Operating results are summarized as follows (dollars in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months ended			Three months ended
	September 30, 2013			September 30, 2012			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$17,860	$3,822	$21,682	$18,528	$8,378	$26,906	$(668)
Hotel and property
operations expenses	(13,113)	(3,060)	(16,173)	(13,178)	(7,019)	(20,197)	65
Interest expense	(1,512)	(451)	(1,963)	(1,430)	(941)	(2,371)	(82)
Loss on debt extinguishment	(161)	(4)	(165)	(1)	0	(1)	(160)
Depreciation and amortization	(1,749)	0	(1,749)	(1,801)	(455)	(2,256)	52
General and administrative	(946)	0	(946)	(943)	0	(943)	(3)
Acquisition and
termination expense	(679)	0	(679)	(15)	0	(15)	(664)
Net gain (loss) on
dispositions of assets	(9)	374	365	13	551	564	(22)
Other income	2,671	0	2,671	(1,138)	0	(1,138)	3,809
Impairment loss	0	(262)	(262)	0	(2,732)	(2,732)	0
Equity offering expense	(1,082)	0	(1,082)	0	0	0	(1,082)
Income tax (expense) benefit	0	0	0	(318)	235	(83)	318
Net income (loss)	$1,280	$419	$1,699	$(283)	$(1,983)	$(2,266)	$1,563

Average daily rate “ADR” for the same store portfolio rose 0.3% from the prior year, with occupancy down 4.0%.  The overall result was a 3.7% drop in revenue per available room (“RevPAR”).  Our results were impacted by three properties which were rebranded during the second quarter and one which completed its brand conversion in April. In addition, our Hilton Garden Inn in Dowell, Maryland, was significantly impacted by Federal government turmoil, as this market relies heavily on government – related business. We refer to our entire portfolio as select service hotels, which we further describe as upscale, upper midscale, midscale, economy and extended stay hotels.  Results for our same store portfolio are presented below under “Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy”.

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended September 30, 2013, decreased 3.6% compared to the same period in 2012.  The variance was primarily due to the rebranding of four hotels during 2013.

During the third quarter of 2013, hotel and property operations expenses from continuing operations decreased $0.1 million over the third quarter of 2012.  The majority of the decrease was due to reduced payroll expense.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

There was an increase in interest expense in the same store portfolio of approximately $0.2  million. Depreciation and amortization expense from continuing operations decreased $0.1 million from the third quarter of 2012.  The general and administrative expense for the 2013 third quarter was unchanged from 2012.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Acquisition and Termination Expense and Equity Offering Expense

The $0.7 million variance in acquisition and termination expense represents expenses incurred for planned hotel acquisitions which were canceled.

The $1.1 million of equity offering expense includes charges incurred in preparation of a proposed common stock offering. The offering was withdrawn September 26, 2013.

Other Income (Expense)

The increased other income in the current quarter compared to the quarter ended September 30, 2012, resulted from a change in the fair value of derivative liabilities.  The Series C convertible Preferred embedded derivative and the Series C Preferred common stock warrants were initially valued by management with the assistance of a third party at issuance on February 1 and 15, 2012, for $7.1 million and $8.6 million, respectively.  Both were deemed to be derivatives.  The derivatives were revalued at September 30, 2013 and 2012.  The fair value of the derivative liabilities decreased by an aggregate of $2.7 million during the third quarter of 2013 and increased by  $1.2 million during the third quarter of 2012.  The change in fair value is due primarily to a change in the price of the common stock.

Impairment loss

For the third quarter of 2013, we recorded impairment charges of $0.4 million on two hotels classified as held for sale and one hotel subsequently sold, and impairment recovery of $0.1 million on two hotels classified as held for sale and two hotels at the time of sale. There was no impairment taken against hotels classified as held for use.  In the third quarter of 2012, we recorded an impairment charge of $0.1 million on one held for sale hotel, and impairment charges of $2.6 million on nine hotels subsequently sold. There was no impairment taken against hotels classified as held for use.

Dispositions

In the third quarter of 2013, two properties were sold with an approximate net gain of $0.4 million, and three properties were sold with no gain or loss recognized. In the third quarter of 2012, we recognized a total net gain of approximately $0.6 million on the sale of a  Super 8.

Income tax

At September 30, 2013, the company provided a full valuation allowance against our deferred tax asset due to the uncertainty of realization because of historical operating losses. Due to the full deferred tax valuation allowances no income tax expense or (benefit) was recorded for the three months ended September 30, 2013.

The income tax (expense) benefit for the three months ended September 30, 2012 for continuing and discontinued operations was $(0.3) and $0.2 million, respectively and is related to the taxable income/loss from our taxable subsidiary, the TRS Lessee.  Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax expense/benefit is a result of TRS Lessee’s income or loss for the three months ended September 30, 2012.  The income tax will vary based on the taxable earnings or loss of the TRS Lessee.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

Operating results are summarized as follows (dollars in thousands)

	Nine months ended			Nine months ended
	September 30, 2013			September 30, 2012			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$47,349	$14,914	$62,263	$48,543	$25,643	$74,186	$(1,194)
Hotel and property
operations expenses	(36,660)	(12,341)	(49,001)	(35,549)	(21,372)	(56,921)	(1,111)
Interest expense	(4,531)	(1,760)	(6,291)	(4,388)	(3,107)	(7,495)	(143)
Loss on debt extinguishment	(369)	(687)	(1,056)	(51)	(53)	(104)	(318)
Depreciation and amortization	(5,271)	(280)	(5,551)	(5,216)	(1,436)	(6,652)	(55)
General and administrative	(2,986)	0	(2,986)	(2,957)	0	(2,957)	(29)
Acquisition and
termination expense	(728)	0	(728)	(178)	0	(178)	(550)
Net gain (loss)
on dispositions of assets	(46)	1,708	1,662	7	5,820	5,827	(53)
Other income	4,505	0	4,505	(1,478)	0	(1,478)	5,983
Impairment loss	0	(1,723)	(1,723)	(2,469)	(5,780)	(8,249)	2,469
Equity offering expense	(1,082)	0	(1,082)	0	0	0	(1,082)
Income tax (expense) benefit	0	0	0	(353)	578	225	353
Net income (loss)	$181	$(169)	$12	$(4,089)	$293	$(3,796)	$4,270

For the same store portfolio year to date 2013, our ADR is up 0.9%, occupancy is down 5.7%, and RevPAR is down 4.8%. Our results were impacted by four properties which underwent brand conversions during the first two quarters of 2013. Results for our same store portfolio are presented below under “Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy.”

Revenues and Operating Expenses

Revenues from continuing operations for the nine months ended September 30, 2013, decreased $1.2 million compared to the same period in 2012. The four recently rebranded properties caused $1.8 million of the decrease, with an offsetting increase in ADR contributing to the remainder of the variance.

During the nine months ended September 30, 2013, hotel and property operations expenses from continuing operations increased $1.1 million. The primary drivers of the increase include increased cost of supplies, payroll expense and utilities cost.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations increased by $0.1 million for the nine months ended September 30, 2013 compared to the year ago period. This is primarily due to the financing of the Hilton Garden Inn (Dowell) in 2012.  The depreciation and amortization expense from continuing operations increased $0.1 million for the nine months ended September 30, 2013 compared to the year ago period.  The general and administrative expense from continuing operations for the same period remained essentially flat.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Acquisition and Termination Expense and Equity Offering Expense

The $0.6 million variance in acquisition and termination expense primarily represents expenses incurred for planned hotel acquisitions which were canceled.

The $1.1 million of equity offering expense includes charges incurred in preparation of a proposed common stock offering. The offering was withdrawn September 26, 2013.

Other Income (Expense)

The increased income resulted from a change in the fair value of derivative liabilities.  The Series C convertible preferred embedded derivative and the common stock warrants, both derivatives, were revalued at September 30, 2013 and 2012.  For the nine months ending September 30, 2013 the fair value of the derivative liabilities decreased by an aggregate of $4.5 million, and for the same period in 2012 increased by an aggregate of $1.6 million. The change in fair value is due primarily to the change in the price of the common stock.

Impairment loss

During the nine months ending September 30, 2013, we recognized net impairment charges of $1.1 million on five hotels classified as held for sale, $0.9 million impairment loss on eight hotels subsequently sold, and $0.3 million recovery of impairment on six hotels at the time of sale. There was no impairment taken against hotels classified as held for use. During the nine months ending September 30, 2012, we recorded a net impairment charge of $8.2 million, composed of $1.7 million taken on two hotels classified as held for sale, $4.1 million on thirteen hotels subsequently sold, $2.7 million on one held for use hotel, and offset by impairment recovery of $0.3 million on one hotel reclassified as held for use.

Dispositions

During the nine months ended September 30, 2013, the Company sold its interests in 15 hotels, recognizing gains of approximately $1.7 million on five properties.  In the same period of 2012, the Company recognized gains of approximately $5.8 million on the sale of six hotels. One hotel was sold with no gain.

Income Tax Benefit

At September 30, 2013 the company provided a full valuation allowance against our deferred tax asset due to the uncertainty of realization because of historical operating losses. Due to the full deferred tax valuation allowances no income tax expense or (benefit) was recorded for the nine months ended September 30, 2013.

The income tax (expense) benefit for the nine months ended September 30, 2012 for continuing and discontinued operations was $(0.4) and $0.6 million, respectively and is related to the taxable income/loss from our taxable subsidiary, the TRS Lessee.  Management believes the combined federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax expense/benefit is a result of TRS Lessee’s income or loss for the nine months ended September 30, 2012.  The income tax will vary based on the taxable earnings or loss of the TRS Lessee.

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

On September 26, 2013, based on market conditions, pricing expectations, and after discussions with the underwriters, the Company withdrew and terminated its previously announced proposed public offering of 16,700,000 shares of Common Stock.

The costs of this offering and its failure to be completed have had a severe impact on the Company’s liquidity.  The Company is exploring other methods to satisfy its liquidity needs, but to date has not been able to complete a transaction that will provide sufficient liquidity to satisfy its operating and capital needs for the next twelve months. There can be no assurance that the Company will be able to obtain sufficient liquidity to continue to operate as it has in the past. Failure to obtain adequate liquidity may cause the Company to dispose of assets at unfavorable prices, delay or default in paying its obligations, seek legal protection while attempting to reorganize or cease operations entirely.

Our business requires continued access to adequate capital to fund our liquidity needs.  In February 2012, the Company issued 3 million shares of Series C convertible preferred stock which provided $28.6 million of net proceeds.  The Company agreed to use $25 million to pursue hotel acquisitions. We have used $6.6 million to purchase a hotel and remain committed to use $18.4 million for additional hotel acquisitions.  As of September 30, 2013, we have used $15.2 million for debt repayment and for operational funds from the proceeds committed to hospitality acquisitions, and we intend, if able, to replace these funds so that they are ultimately available for acquisitions. Each year the Company reviews its entire portfolio, identifies properties considered non-core and develops timetables for disposal of those assets deemed non-core. We focus on improving our liquidity through cash generating asset sales and disposition of assets that are not generating cash at levels consistent with our investment principles.

Currently, our foremost priority continues to be preserving and generating capital sufficient to fund our liquidity needs. Given the deterioration and uncertainty in our financial performance, the economy and financial markets, management believes that access to conventional sources of capital will be challenging and may not be obtainable. We are working to proactively address challenges to our short-term and long-term liquidity position.

The following are the expected actual and potential sources of liquidity:

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to 10 year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The 14 properties held for sale as of September 30, 2013 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

We are actively marketing the 14 properties held for sale, which we anticipate will result in the elimination of an estimated $24.4 million of debt. However, some of these hotels’ markets have experienced a decrease in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

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

The Company is required to meet various financial covenants required by its existing lenders. If the Company’s future financial performance fails to meet these financial covenants, then its lenders also have the ability to take control of its encumbered hotel assets. Defaults with lenders due to failure to repay or refinance debt when due or failure to comply with financial covenants could also result in defaults under our credit facilities with Great Western Bank and GE Franchise Finance Commercial LLC (“GE”). Our Great Western Bank and GE credit facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements. Should the Company be unable to maintain compliance with financial covenants, we will need to seek waivers or, where allowed, cure the violation through additional principal payments. There is no assurance that the Company will be able to obtain waivers, if needed. The Company has in the past obtained waivers and modifications of its financial covenants with certain of its lenders in order to avoid defaults; however, there is no certainty that the Company could obtain waivers or modifications in the future, if the need arises.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Company did not declare any common stock dividends during 2013 or 2012. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy.  The Company intends to continue to meet its dividend requirements to retain its REIT status.

Sources and Uses of Cash

At September 30, 2013, available cash was $0.3 million and the Company’s available borrowing capacity on the Great Western Bank revolver was $1.3 million. As noted above, at September 30, 2013, cash flows from operations, the Great Western Bank revolver, and the sources identified above may not be sufficient to meet both short term and long term liquidity requirements.

We completed a private placement of 3.0 million shares of Series C convertible preferred stock in February 2012. Net proceeds of the offering, less expenses, were approximately $28.6 million. We agreed to use $25 million of the net proceeds to pursue hospitality acquisitions which are consistent with the investment strategy of the Company’s Board of Directors. In February 2012, a portion of the net proceeds were used to pay down the Great Western Bank revolver to $0. $6.6 million of the net proceeds were used in the acquisition of a 100 room Hilton Garden Inn in Dowell, Maryland in May 2012. We used an additional $0.6 million of the net proceeds on costs associated with the proposed acquisitions.

Hotel revenues and operating results are greater in the second and third quarters than in the first and fourth quarters. As a result, we may have to enter into short-term borrowings in our first and fourth quarters in order to offset these fluctuations in revenues. There is no assurance that we will be successful in obtaining such short-term borrowings.

The Great Western Bank revolver is a source of funds for our obligation to IRSA to use proceeds from the sale of the Series C convertible preferred stock for hospitality acquisitions. The borrowings from the Great Western Bank revolver for the GE debt payments on December 31, 2012 and for operational funds in 2013 were made with IRSA’s consent. The Company anticipates additional borrowings from the Great Western Bank revolver with IRSA’s consent for operational funds until revenues and operating results improve. We have agreed with IRSA to replace those funds when we are able to do so, so that the replacement funds can be available for hospitality acquisitions.

Short term outflows include monthly operating expenses, estimated debt service for the remainder of 2013 of $2.5 million, and, if declared, the payment of dividends on Series A preferred stock, Series B preferred stock and Series C convertible preferred stock. Our long-term liquidity requirements consist primarily of the costs of renovations and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties and funds for acquisitions.

We have budgeted to increase our spending on capital improvements from $5.7 million in 2012 to $8.0 million on our existing hotels during 2013. As of September 30, 2013, we have spent $5.4 million. The increase in capital expenditures is a result of complying with brand mandated improvements and initiating projects that we believe will generate a return on investment as we enter a period of anticipated recovery in the lodging sector. We may not have sufficient liquidity to complete the budgeted capital improvements.

In addition, management has identified noncore assets in our portfolio to be liquidated over a one to 10 year period. We project that proceeds from anticipated property sales over the next 12 months, net of expenses and debt repayment, of  $4.6 million will be available for the Company’s cash needs. If we are not successful in negotiating the refinancing of the Company’s debt or finding alternative sources of financing in a difficult borrowing environment, we will be unable to meet all of the Company’s near-term liquidity requirements.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Financing

At September 30, 2013, the Company had long-term debt of $93.2 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 3.3 years and a weighted average interest rate of 5.6%.  The weighted average fixed rate was 5.8%, and the weighted average variable rate was 3.9%.  Debt is classified as held for use if the properties collateralizing it are included in continuing operations. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations.  Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year.  Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2013 and thereafter, and debt associated with assets held for sale, are as follows (dollars in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2013	$24,414	$811	$25,225
2014	0	14,552	14,552
2015	0	21,232	21,232
2016	0	3,019	3,019
2017	0	43,644	43,644
Thereafter	0	9,922	9,922
	$24,414	$93,180	$117,594

At September 30, 2013, the Company had $0.8 million of principal due in 2013. This amount consists entirely of principal amortization on mortgage loans.

Financial Covenants

The key financial covenants for certain of our loan agreements and compliance calculations as of September 30, 2013 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement).  As of September 30, 2013, we were either in compliance with our financial covenants or obtained waivers for non-compliance (as discussed below). As a result, at September 30, 2013 we are not in default under the terms of any of our loans.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	September 30,	September 30,
Great Western Bank Covenants	2013	2013
Consolidated debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(6,411)
Net adjustments per loan agreement		22,616
Adjusted NOI per loan agreement (A)		$16,205

Interest expense per financial statements -
continuing operations		7,197
Interest expense per financial statements -
discontinued operations		2,612
Total interest expense per financial statements		$9,809

Net adjustments per loan agreement		1,712
Debt service per loan agreement (B)		$11,521

Consolidated debt service coverage ratio		1.41
* Calculations based on prior four quarters

(Dollars in thousands)	September 30,	September 30,
Great Western Bank Covenants	2013	2013
Loan-specific debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.20:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(6,411)
Net adjustments per loan agreement		8,681
Adjusted NOI per loan agreement (A)		$2,270

Interest expense per financial statements -
continuing operations		7,197
Interest expense per financial statements -
discontinued operations		2,612
Total interest expense per financial statements		$9,809

Net adjustments per loan agreement		(8,039)
Debt service per loan agreement (B)		$1,770

Loan-specific debt service coverage ratio		1.28 : 1
* Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	September 30,	September 30,
Great Western Bank Covenants	2013	2013
Consolidated leverage ratio	Requirement	Calculation
calculated as follows:	≤ 4.25
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements
and loan agreement (A)		$139,974

Total assets per financial statements		181,822
Total liabilities per financial statements		139,974
Tangible net worth per loan agreement (B)		$41,848

Consolidated Leverage Ratio		3.34

The credit facilities with Great Western Bank also require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, and that we not pay dividends in excess of 75% of our funds from operations per year. The credit facilities currently consist of a $12.5 million revolving credit facility and term loans in the original principal amount of $10 million and $7.5 million. The credit facilities provide for $12.5 million of availability under the revolving credit facility, subject to the limitation that the loans available to us through the revolving credit facility and term loans may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20 to 1. At September 30, 2013, the outstanding balance under the revolving credit facility was $11.2 million.

Our credit facilities with Great Western Bank require us to maintain a loan-specific debt service coverage ratio of 1.20:1 or more. In the event the ratio is below the requirement on any measurement date, the loan agreement provides for an automatic decrease in the availability of the revolving credit facility in an amount sufficient to meet the required ratio. On September 30, 2013, the loan-specific debt service coverage ratio was 1.28:1 (based on full availability); accordingly, the availability of our revolving credit facility was $12.5 million. The availability of our revolving credit facility is adjusted monthly, subject to maximum availability of $12.5 million.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	September 30,	September 30,
GE Covenants	2013	2013
Loan-specific fixed charge coverage ratio	Requirement	Calculation
calculated as follows: *	≥ 1.20:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(6,411)
Net adjustments per loan agreement		12,015
Adjusted EBITDA per loan agreement (A)		$5,604

Interest expense per financial statements -
continuing operations		7,197
Interest expense per financial statements -
discontinued operations		2,612
Total interest expense per financial statements		$9,809

Net adjustments per loan agreement		(5,689)
Fixed charges per loan agreement (B)		$4,120
Loan-specific fixed charge coverage ratio		1.36 : 1
* Calculations based on prior four quarters

(Dollars in thousands)	September 30,	September 30,
GE Covenants	2013	2013
Loan-specific loan to value ratio	Requirement	Calculation
calculated as follows:	≤ 80%
Loan balance (A) / Value (B)
Loan balance (A)		$38,921

Value (B)		$53,890

Loan-specific loan to value ratio		72.2%

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	September 30,	September 30,
GE Covenants	2013	2013
Before dividend consolidated fixed charge	Requirement	Calculation
coverage ratio calculated as follows: *	≥ 1.10:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(6,411)
Net adjustments per loan agreement		18,393
Adjusted EBITDA per loan agreement (A)		$11,982

Interest expense per financial statements -
continuing operations		7,197
Interest expense per financial statements -
discontinued operations		2,612
Total interest expense per financial statements		$9,809

Net adjustments per loan agreement		1,122
Fixed charges per loan agreement (B)		$10,931
Before dividend consolidated fixed charge coverage ratio		1.09:1
* Calculations based on prior four quarters

(Dollars in thousands)	September 30,	September 30,
GE Covenants	2013	2013
After dividend consolidated fixed charge	Requirement	Calculation
coverage ratio calculated as follows: *	≥ 0.95:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(6,411)
Net adjustments per loan agreement		18,393
Adjusted EBITDA per loan agreement (A)		$11,982

Interest expense per financial statements -
continuing operations		7,197
Interest expense per financial statements -
discontinued operations		2,612
Total interest expense per financial statements		$9,809

Net adjustments per loan agreement		4,471
Fixed charges per loan agreement (B)		$14,280
After dividend consolidated fixed charge coverage ratio		0.84:1
* Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The financial covenants under our loan facilities with GE Franchise Finance Commercial LLC (“GE”) require that, through the term of the loans, we maintain: (a) a minimum before dividend fixed charge coverage ratio (FCCR) with respect to our GE-encumbered properties (based on a rolling 12-month period) of 1.20:1 as of September 30, 2013, which requirement increases to 1.30:1 as of December 31, 2013; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 80% as of September 30, 2013, which requirement decreases periodically thereafter to 60% as of December 31, 2015; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 1.10:1 as of September 30, 2013, which requirement increases periodically thereafter to 1.30:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.95:1 as of September 30, 2013, which requirement increases to 1.00:1 as of December 31, 2013.

As of September 30, 2013, our before dividend consolidated FCCR (as defined in the loan agreement) was 1.09:1 and our after dividend consolidated FCCR (as defined in the loan agreement) was 0.84:1. On November 13,  2013, the Company received a waiver for non-compliance with these covenants as of September 30, 2013 in return for payment of $190,000. In connection with the waiver, our loan facilities with GE were also amended to increase the minimum before dividend FCCR with respect to our GE-encumbered properties from 1.20:1 to 1.30:1, commencing on December 31, 2013, and decrease the maximum loan to value ratio with respect to our GE-encumbered properties from 75% to 72.2%, commencing on December 31, 2013. The covenant calculation currently stands at 72.2% as of September 30, 2013. The Company did not amend the covenant requirement related to the after dividend consolidated FCCR of 1.00:1 as of December 31, 2013. The Company does not currently project that it will be able to satisfy the after dividend FCCR requirement under the covenant and anticipates that it will not be compliant with this covenant as of December 31, 2013.

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

A summary of the Company’s long term debt as of September 30, 2013 is as follows (dollars in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

		Interest
Fixed Rate Debt	Balance	Rate	Maturity

Lender
Great Western Bank	$11,197	4.95%	6/2014
GE Franchise Finance Commercial LLC	17,483	7.17%	12/2014
Citigroup Global Markets Realty Corp	12,380	5.97%	11/2015
Great Western Bank	9,199	5.00%	6/2015
Elkhorn Valley Bank	2,802	5.50%	6/2016
First State Bank	1,196	5.50%	9/2016
GE Franchise Finance Commercial LLC	11,930	7.17%	2/2017
Cantor	6,067	4.25%	11/2017
Morgan Stanley	29,903	5.83%	12/2017
Wachovia Bank	5,929	7.38%	3/2020
Total fixed rate debt	$108,086

Variable Rate Debt

Lender
GE Franchise Finance Commercial LLC	7,358	3.76%	2/2018
GE Franchise Finance Commercial LLC	2,150	4.32%	2/2018
Total variable rate debt	$9,508

Subtotal debt	117,594

Less: debt associated with hotel properties held for sale	24,414

Total long-term debt	$93,180

Since January 1, 2013, we have completed the sale of 15 hotels for combined gross sale proceeds of approximately $20.9 million before expenses payable by us. Sale proceeds from these dispositions, after expenses payable by us, were used to repay in full the mortgage debt secured by the hotels as well as pay down additional borrowings.

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

On June 24, 2013, the Company paid down the loan facility from GE Franchise Finance Commercial LLC by $5.3 million.

Our loan facilities with GE Franchise Finance Commercial LLC require us to maintain a minimum after dividend consolidated fixed charge coverage ratio (FCCR) (as defined in the loan agreement). As of June 30, 2013, our after dividend consolidated FCCR (as defined in the loan agreement) was 0.88:1 (versus the requirement of 0.95:1). On August 13, 2013, the Company received a waiver for non-compliance with this covenant as of June 30, 2013 in return for payment of $107,500. In connection with the waiver, our loan facilities with GE were also amended to increase the before dividend FCCR with respect to our GE-encumbered properties from 1:05:1 to 1.20:1, commencing on September 30, 2013.

Our loan facilities with GE Franchise Finance Commercial LLC require us to maintain a minimum before dividend consolidated fixed charge coverage ratio (FCCR) (as defined in the loan agreement) and a minimum after dividend consolidated FCCR (as defined in the loan agreement). As of September 30, 2013, our before dividend consolidated FCCR (as defined in the loan agreement) was 1.09:1 (versus the requirement of 1.10:1) and our after dividend consolidated FCCR (as defined in the loan agreement) was 0.84:1 (versus the requirement of 0.95:1). On November 13, 2013, the Company received a waiver for non-compliance with these covenants as of September 30, 2013 in return for payment of $190,000. In connection with the waiver, our loan facilities with GE were also amended to increase the minimum before dividend FCCR with respect to our GE-encumbered properties from 1.20:1 to 1.30:1, commencing on December 31, 2013, and decrease the maximum loan to value ratio with respect to our GE-encumbered properties from 75% to 72.2%, commencing on December 31, 2013. The covenant calculation currently stands at 72.2% as of September 30, 2013.  The Company did not amend the covenant requirement related to the after dividend consolidated FCCR of 1.00:1 as of December 31, 2013. The Company does not currently project that it will be able to satisfy the after dividend FCCR requirement under the covenant and anticipates that it will not be compliant with this covenant as of December 31, 2013.

On March 29, 2011, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which we may offer and sell up to 250,000 shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to our registration statement on Form S-3 (333-170756).  During the three and nine months ended September 30, 2013 and 2012, no shares were issued under this agreement.

Redemption of Noncontrolling Preferred Operating Partnership Units

At September 30, 2013 and 2012, 0 and 11,424, respectively, of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The Preferred OP Units received a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and did not participate in the allocations of profits and losses of SLP. All holders elected to have their Preferred OP Units redeemed on October 24, 2012, and the 11,424 units were redeemed at $10 per unit.

Contractual Commitments

Below is a summary of certain obligations that will require capital as of September 30, 2013 (dollars in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 years
Long-term debt including interest	$109,386	$2,131	$44,863	$52,222	$10,170
Land leases	4,534	57	456	276	3,745
Total contractual obligations	$113,920	$2,188	$45,319	$52,498	$13,915

The column titled Less than 1 Year represents payments due for the balance of 2013.  Long-term debt includes debt on properties classified in continuing operations.  The debt related to properties held for sale (and expected to be sold in the next 12 months, with the respective debt paid) of $28.2 million is not included in the table above.

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less.  The land leases reflected in the table above represent continuing operations. In addition, the Company has two land leases associated with properties in discontinued operations.  These two properties are expected to be sold in the next 12 months.  The annual lease payments of $74,000 are not included in the table above.  We also have management agreements with HMA, Strand, Kinseth, Cherry Cove and HLC for the management and operation of our hotel properties.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Non financial assets

During the three months ended September 30, 2013, Level 3 inputs were used to determine non-cash impairment losses of $0.4 million on two held for sale hotels and one hotel subsequently sold, and $0.1 million impairment recovery on two held for sale hotels and two hotels at the time of sale. During the three months ended June 30, 2013, Level 3 inputs were used to determine impairment losses of $0.7 million on three held for sale hotels, $0.4 million on four hotels at the time of sale, and $0.1 million of recovery at the time of sale on three hotels. During the three months ending March 31, 2013, Level 3 inputs were used to determine non-cash impairment losses of $0.1 million on four held for sale hotels, $0.4 million on eight hotels subsequently sold, and negligible recovery on one hotel at the time of sale. No impairment was recorded on our held for use hotels.

During the three months ended September 30, 2012, Level 3 inputs were used to determine impairment losses of $0.1 million on one held for sale hotel and $2.6 million on nine hotels subsequently sold. During the three months ended June 30, 2012, Level 3 inputs were used to determine impairment losses of $1.4 million on two held for sale hotels. Impairment loss of $2.7 million was also recorded on one property held for use. The Company also recorded recovery of $0.1 million of impairment on three hotels subsequently sold and recorded impairment losses of $0.1 million on seven hotels subsequently sold. During the three months ending March 31, 2012, Level 3 inputs were used to determine non-cash impairment losses of $0.2 million on one held for sale hotel, $1.6 million on nine hotels subsequently sold, recovery of $0.1 million on one property subsequently sold, and recovery of $0.3 million on one property reclassified as held for use.

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

Financial instruments

As of September 30, 2013, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis (dollars in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Fair Value at
	September 30, 2013	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$5,914	$0	$0	$5,914
Warrant derivative	5,527	0	0	5,527
	$11,441	$0	$0	$11,441

	Fair Value at
	December 31, 2012	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$7,205	$0	$0	$7,205
Warrant derivative	8,730	0	0	8,730
	$15,935	$0	$0	$15,935

There were no transfers between levels during the three and nine months ended September 30, 2013 and the three and nine months ended September 30, 2012.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations in other income (expense) for each of the quarter and nine months ending September 30, 2013 (dollars in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months ending			Three months ending
	September 30, 2013			September 30, 2012
	Series C			Series C
	preferred			preferred
	embedded	Warrant		embedded	Warrant
	derivative	derivative	Total	derivative	derivative	Total
Fair value, beginning of period	$6,588	$7,527	$14,115	$7,701	$8,334	$16,035
Net unrealized (gains)
losses included in
other income (loss)	(674)	(2,000)	(2,674)	256	976	1,232
Purchases, sales, issuances
and settlements, net	0	0	0	0	0	0
Gross transfers in	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0
Fair value, end of period	$5,914	$5,527	$11,441	$7,957	$9,310	$17,267

Changes in realized (gains)
losses, included in income
on instruments held
at end of period	$0	$0	$0	$0	$0	$0
Changes in unrealized
(gains) losses, included in
income on instruments
held at end of period	$(674)	$(2,000)	$(2,674)	$256	$976	$1,232

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Nine months ending			Nine months ending
	September 30, 2013			September 30, 2012
	Series C			Series C
	preferred			preferred
	embedded	Warrant		embedded	Warrant
	derivative	derivative	Total	derivative	derivative	Total
Fair value, beginning of period	$7,205	$8,730	$15,935	$0	$0	$0
Net unrealized (gains)
losses, included in
other income (loss)	(1,291)	(3,203)	(4,494)	882	696	1,578
Purchases, sales, issuances
and settlements, net	0	0	0	7,075	8,614	15,689
Gross transfers in	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0
Fair value, end of period	$5,914	$5,527	$11,441	$7,957	$9,310	$17,267

Changes in realized (gains)
losses, included in income
on instruments held
at end of period	$0	$0	$0	$0	$0	$0
Changes in unrealized
(gains) losses, included in
income on instruments
held at end of period	$(1,291)	$(3,203)	$(4,494)	$882	$696	$1,578

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The carrying value and estimated fair value of the Company’s debt as of September 30, 2013, and December 31, 2012 are presented in the table below (dollars in thousands):

	Carrying Value		Estimated Fair Value
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012

Continuing operations	$93,180	$93,360	$93,911	$97,631
Discontinued operations	24,414	39,461	25,047	41,528
Total	$117,594	$132,821	$118,958	$139,159

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

A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We do not believe any of our hotels were held primarily for sale in the ordinary course of our trade or business. However, if the Internal Revenue Service would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

Off Balance Sheet Financing Transactions

We have not entered into any off balance sheet financing transactions.

Key Performance Indicators

Earnings Before Interest, Taxes, Depreciation, Amortization, Noncontrolling Interest and Preferred Stock Dividends

The Company’s EBITDA for the three and nine months ended September 30, 2013 was $4.7 million and $10.4 million, respectively, representing an increase of $3.1 million and $2.5 million from EBITDA reported for the three and nine months ended September 30, 2012, respectively. Adjusted EBITDA for the three and nine months ended September 30, 2013 was $4.6 million and $10.3 million, respectively.  Adjusted EBITDA is reconciled to net loss as follows (dollars in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
RECONCILIATION OF NET
EARNINGS (LOSS) TO
ADJUSTED EBITDA
Net earnings (loss)
attributable to common shareholders	$859	$(3,102)	$(2,500)	$(6,129)
Interest expense,
including discontinued operations	1,963	2,371	6,291	7,495
Loss on debt extinguishment	165	1	1,056	104
Income tax expense (benefit),
including discontinued operations	0	83	0	(225)
Depreciation and amortization,
including discontinued operations	1,749	2,256	5,551	6,652
EBITDA	4,736	1,609	10,398	7,897
Noncontrolling interest	3	(1)	0	1
Net gain on disposition of assets	(365)	(564)	(1,662)	(5,827)
Impairment	262	2,732	1,723	8,249
Preferred stock dividend	837	837	2,512	2,332
Unrealized (gain) loss on derivatives	(2,674)	1,232	(4,494)	1,578
Acquisition and termination expense	679	15	728	178
Equity offering expense	1,082	0	1,082	0
ADJUSTED EBITDA	$4,560	$5,860	$10,287	$14,408

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate EBITDA and Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though EBITDA and Adjusted EBITDA also do not represent amounts that accrue directly to common shareholders. In calculating Adjusted EBITDA, we add back noncontrolling interest, net (gain) loss on disposition of assets, preferred stock dividends, acquisition and termination expenses, and equity offering expenses, which are cash charges.  We also add back impairment and unrealized gain or loss on derivatives, which are non-cash charges.

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

Funds from Operations

The Company’s funds from operations (“FFO”) for the three and nine months ended September 30, 2013 was $2.5 million, and $3.1 million, respectively, representing an increase of $1.2 million and $0.2 million from FFO as reported for the three and nine months ended September 30, 2012, respectively.  The Company’s Adjusted FFO for the three and nine months ended September 30, 2013 was $1.6 million and $0.4 million, respectively.  The weighted average number of shares outstanding for the calculation of FFO basic was 2,890,873 and 2,885,447 for the three months ending September 30, 2013 and 2012, respectively.  FFO is reconciled to net loss as follows (dollars in thousands except per share data):

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
RECONCILIATION OF NET EARNINGS
(LOSS) TO FFO
Net earnings (loss) attributable
to common shareholders	$859	$(3,102)	$(2,500)	$(6,129)
Depreciation and amortization	1,749	2,256	5,551	6,652
Net gain on disposition of assets	(365)	(564)	(1,662)	(5,827)
Impairment	262	2,732	1,723	8,249
FFO available to common shareholders	$2,505	$1,322	$3,112	$2,945
Unrealized (gain) loss on derivatives	(2,674)	1,232	(4,494)	1,578
Acquisition and termination expense	679	15	728	178
Equity offering expense	1,082	0	1,082	0
Adjusted FFO	$1,592	$2,569	$428	$4,701

Weighted average number of shares outstanding for:
calculation of FFO per share - basic	2,891	2,885	2,889	2,885
calculation of FFO per share - diluted	10,392	10,386	10,391	9,421

FFO per share - basic	$0.87	$0.46	$1.08	$1.02
Adjusted FFO per share - basic	$0.55	$0.89	$0.15	$1.63
FFO per share - diluted	$0.29	$0.17	$0.43	$0.44
Adjusted FFO per share - diluted	$0.20	$0.29	$0.18	$0.63

FFO and Adjusted FFO (“AFFO”) are non-GAAP financial measures. We consider FFO and AFFO to be  market accepted measures of an equity REIT’s operating performance, which are necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net earnings computed in accordance with GAAP, excluding gains (or losses) from sales of real estate assets, impairment, and depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition.  AFFO is FFO adjusted to exclude either gains or losses on derivative liabilities, which are non-cash charges against earnings and which do not represent results from our core operations.  AFFO also adds back acquisition and termination expense and equity offering expense. FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

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

NOI is a non-GAAP measure, and is not necessarily indicative of available earnings and should not be considered an alternative to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes. NOI is reconciled to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Earnings Before Net Loss On
Dispositions of Assets, Other Income,
Interest Expense, and Income Taxes	$291	$2,591	$622	$4,643
Add back:
Termination cost / acquisition
and termination expense	1,761	15	1,810	178
General and administrative	946	943	2,986	2,957
Depreciation and amortization	1,749	1,801	5,271	5,216
Hotel operating revenue - discontinued	3,822	8,378	14,914	25,643
Hotel operating expenses - discontinued	(3,060)	(7,019)	(12,341)	(21,372)
Other expenses *	2,322	2,789	6,953	7,946
NOI	$7,831	$9,498	$20,215	$25,211

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

POI from continuing operations is reconciled to net loss as follows (dollars in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
RECONCILIATION OF NET LOSS FROM	2013	2012	2013	2012
CONTINUING OPERATIONS TO POI
FROM CONTINUING OPERATIONS
Net earnings (loss)
from continuing operations	$1,280	$(283)	$181	$(4,089)
Depreciation and amortization	1,749	1,801	5,271	5,216
Net loss on disposition of assets	9	(13)	46	(7)
Other (income) expense	(2,671)	1,138	(4,505)	1,478
Interest expense	1,512	1,430	4,531	4,388
Loss on debt extinguishment	161	1	369	51
General and administrative expense	946	943	2,986	2,957
Acquisition and termination expense	679	15	728	178
Equity offering expense	1,082	0	1,082	0
Income tax expense	0	318	0	353
Impairment expense	0	0	0	2,469
POI - continuing operations	$4,747	$5,350	$10,689	$12,994

POI from discontinued operations is reconciled to gain (loss) from discontinued operations, net of tax, as follows (dollars in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
Gain (loss) from discontinued operations	$419	$(1,983)	$(169)	$293
Depreciation and amortization
from discontinued operations	0	455	280	1,436
Net gain on disposition of assets
from discontinued operations	(374)	(551)	(1,708)	(5,820)
Interest expense from discontinued operations	451	941	1,760	3,107
Loss on debt extinguishment	4	0	687	53
Impairment losses from discontinued operations	262	2,732	1,723	5,780
Income tax benefit from discontinued operations	0	(235)	0	(578)
POI - discontinued operations	$762	$1,359	$2,573	$4,271

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”) and Occupancy

The following table presents our RevPAR, ADR and occupancy, by region, for the three months ended September 30, 2013 and 2012, respectively.  The comparisons of same store operations (excluding held for sale hotels) are for 57 hotels owned as of July 1, 2012.  Same store calculations exclude 14 properties which are held for sale.

	Three months ended September 30, 2013				Three months ended September 30, 2012
	Room				Room
Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Mountain	214	$42.13	70.9%	$59.45	214	$46.72	82.4%	$56.68
West North Central	1,352	39.90	73.4%	54.35	1,352	38.72	71.9%	53.84
East North Central	923	50.15	71.8%	69.87	923	46.37	68.7%	67.46
Middle Atlantic	142	48.22	76.2%	63.31	142	48.58	77.7%	62.50
South Atlantic	1,171	42.72	58.6%	72.93	1,171	50.06	69.3%	72.26
East South Central	429	40.47	63.5%	63.70	429	45.44	68.2%	66.60
West South Central	225	21.16	51.6%	41.02	225	24.09	52.1%	46.25
Total Same Store	4,456	$42.25	67.1%	$62.97	4,456	$43.89	69.9%	$62.79

Total Continuing Operations	4,456	$42.25	67.1%	$62.97	4,456	$43.89	69.9%	$62.79

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Georgia, Maryland, North Carolina,
	Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and occupancy, by franchise affiliation, for the three months ended September 30, 2013 and 2012, were as follows:

		Three months ended September 30, 2013				Three months ended September 30, 2012
		Room				Room
Brand		Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Select Service
Upscale
Hilton Garden Inn		100	$80.77	66.6%	$121.36	100	$94.53	76.6%	$123.43
Total Upscale		100	$80.77	66.6%	$121.36	100	$94.53	76.6%	$123.43
Upper Midscale
Comfort Inn / Suites		1,298	52.45	69.6%	75.37	1,298	52.62	71.2%	73.86
Other Upper Midscale (1)		59	32.73	53.8%	60.84	59	69.28	82.8%	83.64
Total Upper Midscale		1,357	$51.60	68.9%	$74.88	1,357	$53.35	71.8%	$74.35
Midscale
Quality Inn		122	44.91	56.4%	79.66	122	48.34	60.6%	79.75
Other Midscale (2)		65	27.80	51.6%	53.89	65	30.99	64.1%	48.37
Total Midscale		187	$38.96	54.7%	$71.22	187	$42.39	61.8%	$68.59
Economy
Days Inn		721	34.66	62.1%	55.82	721	35.73	64.0%	55.78
Super 8		1,890	37.11	70.7%	52.47	1,890	36.92	71.0%	52.00
Other Economy (3)		201	38.53	50.3%	76.62	201	51.16	72.3%	70.75
Total Economy		2,812	$36.58	67.1%	$54.56	2,812	$37.63	69.3%	$54.30

Total Same Store		4,456	$42.25	67.1%	$62.97	4,456	$43.89	69.9%	$62.79

Total Continuing Operations		4,456	$42.25	67.1%	$62.97	4,456	$43.89	69.9%	$62.79

	1		Includes Clarion
	2		Includes Baymont Inn
	3		Includes Rodeway Inn and Independent Brands

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The following table presents our RevPAR, ADR and occupancy, by region, for the nine months ended September 30, 2013 and 2012, respectively.  The comparisons of same store operations (excluding held for sale hotels) are for 56* hotels owned as of January 1, 2012.  Same store calculations exclude 14 properties which are held for sale, and one property which was acquired during the second quarter of 2012 and therefore was not owned by the Company throughout each of the periods presented.

	Nine months ended September 30, 2013				Nine months ended September 30, 2012
	Room				Room
Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Mountain	214	$35.21	65.7%	$53.60	214	$37.46	71.4%	$52.46
West North Central	1,352	34.13	64.9%	52.60	1,352	33.40	65.1%	51.29
East North Central	923	40.62	62.7%	64.78	923	38.34	60.8%	63.01
Middle Atlantic	142	43.25	70.5%	61.39	142	44.78	73.9%	60.64
South Atlantic	1,071	39.46	58.2%	67.80	1,071	45.64	69.3%	65.87
East South Central	429	35.73	56.5%	63.20	429	42.61	64.0%	66.61
West South Central	225	21.03	50.1%	41.95	225	24.67	53.1%	46.47
Total Same Store *	4,356	$36.65	61.4%	$59.67	4,356	$38.49	65.1%	$59.12

South Atlantic Acquisitions	100	$81.48	65.3%	$124.80	100	$94.10	75.8%	$124.16
Total Acquisitions	100	$81.48	65.3%	$124.80	100	$94.10	75.8%	$124.16

Total Continuing Operations	4,456	$37.65	61.5%	$61.22	4,456	$39.08	65.2%	$59.93

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Georgia, Maryland, North Carolina,
	Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Arkansas and Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and Occupancy, by franchise affiliation, for the nine months ended September 30, 2013 and 2012, were as follows:

		Nine months ended September 30, 2013				Nine months ended September 30, 2012
		Room				Room
Brand		Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Select Service
Upper Midscale
Comfort Inn / Suites *		1,298	$46.13	63.6%	$72.54	1,298	$48.06	67.6%	$71.13
Other Upper Midscale (1)		59	31.24	47.4%	65.92	59	70.46	84.6%	83.27
Total Upper Midscale		1,357	$45.48	62.9%	$72.32	1,357	$49.04	68.3%	$71.78
Midscale
Quality Inn		122	32.07	44.4%	72.22	122	34.79	47.8%	72.72
Other Midscale (2)		65	28.17	51.1%	55.17	65	30.21	57.7%	52.40
Total Midscale		187	$30.72	46.7%	$65.74	187	$33.19	51.3%	$64.76
Economy
Days Inn		721	31.96	58.7%	54.48	721	33.49	62.8%	53.33
Super 8		1,890	31.87	63.5%	50.18	1,890	31.77	64.3%	49.42
Other Economy (3)		201	44.21	55.2%	80.03	201	53.17	72.0%	73.81
Total Economy **		2,812	$32.78	61.7%	$53.14	2,812	$33.74	64.5%	$52.34

Total Same Store		4,356	$36.65	61.4%	$59.67	4,356	$38.49	65.1%	$59.12

Upscale Acquisitions
Hilton Garden Inn		100	$81.48	65.3%	$124.80	100	$94.10	75.8%	$124.16
Total Upscale Acquisitions		100	$81.48	65.3%	$124.80	100	$94.10	75.8%	$124.16

Total Continuing Operations		4,456	$37.65	61.5%	$61.22	4,456	$39.08	65.2%	$59.93

	1		Includes Clarion
	2		Includes Baymont Inn
	3		Includes Rodeway Inn and Independent Brands

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

Part II. OTHER INFORMATION

Item 1A.  RISK FACTORS

The following risk factor is in addition to the Company’s risk factor set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2012.

Failure to obtain adequate liquidity may cause us to dispose of assets at unfavorable prices, delay or default in paying our obligations, seek legal protection while attempting to reorganize or cease operations entirely.

On September 26, 2013, based on market conditions, pricing expectations, and after discussions with the underwriters, we withdrew and terminated our previously announced proposed public offering of 16,700,000 shares of common stock.  The costs of this offering and its failure to be completed have had a severe impact on our liquidity.  We are exploring other methods to satisfy our liquidity needs, but to date we have not been able to complete a transaction that will provide sufficient liquidity to satisfy our operating and capital needs for the next year.  There can be no assurance that we will be able to obtain sufficient liquidity to continue to operate as we have in the past.  Failure to obtain adequate liquidity may cause us to dispose of assets at unfavorable prices, delay or default in paying our obligations, seek legal protection while attempting to reorganize or cease operations entirely.

Item 5. OTHER INFORMATION

Because this Quarterly Report on Form 10-Q is being filed within four business days after the applicable triggering events, the information below is being disclosed under this Item 5 instead of under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K.

On November 13, 2013, the Company received a waiver for non-compliance with two financial covenants, and amended its loan facilities, with GE Franchise Finance Commercial LLC, as described in, and incorporated herein by reference from, Item 2 of this Quarterly Report on Form 10-Q under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6.	Exhibits

Exhibit No.	Description
3.1

Articles of Amendment to Second Amended and Restated Articles of Incorporation effecting one-for-eight reverse stock split of the Company’s common stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 9, 2013).

3.2

Articles of Amendment to Second Amended and Restated Articles of Incorporation amending certain terms of the Company’s 6.25% Series C Cumulative Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 9, 2013).

3.3	Second Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated August 9, 2013).

3.4	Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 29, 2013).

10.1

Purchase and Sale Agreement dated September 26, 2013 between Supertel Limited Partnership and Westmont USA Development, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 26, 2013).

10.2

Agreement, dated August 9, 2013, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anonima (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 9, 2013).

10.3*

Loan Modification Agreement dated as of November 13, 2013 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC.

10.4

Loan Modification Agreement dated as of August 13, 2013 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.5 *	Eighth Amendment to Amended and Restated Loan Agreement dated July 31, 2013 by and between the Company and Great Western Bank.

31.1*	Section 302 Certificate of Chief Executive Officer

31.2*	Section 302 Certificate of Chief Financial Officer

32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Kelly A. Walters
Kelly A. Walters
President and Chief Executive Officer

Dated this 14th day of November, 2013

By:	/s/ Corrine L. Scarpello
Corrine L. Scarpello
Chief Financial Officer and Secretary

Dated this 14th day of November, 2013

Exhibits

Exhibit No.	Description
3.1

Articles of Amendment to Second Amended and Restated Articles of Incorporation effecting one-for-eight reverse stock split of the Company’s common stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 9, 2013).

3.2

Articles of Amendment to Second Amended and Restated Articles of Incorporation amending certain terms of the Company’s 6.25% Series C Cumulative Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 9, 2013).

3.3	Second Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated August 9, 2013).

3.4	Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 29, 2013).

10.1

Purchase and Sale Agreement dated September 26, 2013 between Supertel Limited Partnership and Westmont USA Development, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 26, 2013).

10.2

Agreement, dated August 9, 2013, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anonima (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 9, 2013).

10.3*

Loan Modification Agreement dated as of November 13, 2013 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC.

10.4

Loan Modification Agreement dated as of August 13, 2013 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.5 *	Eighth Amendment to Amended and Restated Loan Agreement dated July 31, 2013 by and between the Company and Great Western Bank.

31.1*	Section 302 Certificate of Chief Executive Officer

31.2*	Section 302 Certificate of Chief Financial Officer

32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*	filed herewith