Form 10-K
period 2013-12-31
SUPERTEL HOSPITALITY INC
filed 2014-03-17
CIK 929545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
☒		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes[ ]No[ X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]No [X]

As of June 30, 2013 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $19.8 million based on the price at which the common stock was last sold on that date as reported on the Nasdaq Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class		Outstanding at February 28, 2014
Common Stock, $.01 par value per share		2,898,286 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) are incorporated into Part III.

PART I

Item 1.  Business

References to “we”, “our”, “us” and “Company” refer to Supertel Hospitality, Inc., including, as the context requires, its direct and indirect subsidiaries.

(a) Description of Business

Overview

We are a self-administered real estate investment trust (REIT), and through our subsidiaries, as of December 31, 2013 we owned 69 limited service hotels in 21 states.  Our hotels operate under several national franchise and independent brands.

Our significant events for 2013 include:

•	we sold 17 hotels for gross proceeds of $22.0 million and used the net proceeds primarily to pay off the underlying loans;

•	commenced a public offering for $100 million of our common stock, but withdrew the offering due to market conditions;

•	rebranding of four of our hotels, and the impact of the federal government sequester on two hotels, negatively impacted our results;

•

as of December 31, 2013, we had 19 hotels classified as held for sale with a total net book value of $31.5 million. Gross proceeds from the sales are expected to be $41.7 million, and net proceeds will be used to pay off the underlying loans in the amount of $24.1 million, with remaining cash used to reduce short term borrowings;

•	non cash impairment charges of $7.1 million were booked against hotel properties; and

•	we affected a one-for-eight reverse split of our common stock.

Except as otherwise indicated, information in this Annual Report on Form 10-K reflects the one-for-eight reverse stock split of our common stock effected on August 14, 2013.

General Development of Business

We are a REIT for federal income tax purposes and we were incorporated in Virginia on August 23, 1994.  Our common stock began to trade on The Nasdaq Global Market on October 30, 1996.  Our Series A and Series B preferred stock began to trade on The Nasdaq Global Market on December 30, 2005 and June 3, 2008, respectively.

Through our wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust, we own a controlling interest in Supertel Limited Partnership and E&P Financing Limited Partnership.   We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnerships, Supertel Limited Partnership and E&P Financing Limited Partnership, limited partnerships, limited liability companies or other subsidiaries of our operating partnerships. We currently own, indirectly, an approximate 99% partnership interest in Supertel Limited Partnership and a 100% partnership interest in E&P Financing Limited Partnership. In the future, these limited partnerships may issue limited partnership interests to third parties from time to time in connection with our acquisitions of hotel properties or the raising of capital.

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to our wholly owned taxable REIT subsidiaries. Under the REIT Modernization Act (“RMA”), which became effective January 1, 2000, REITs are permitted to lease their hotels to wholly owned taxable REIT subsidiaries.  We formed TRS Leasing, Inc. and its wholly owned subsidiaries (collectively the “TRS Lessee”) in accordance with the RMA.  Pursuant to the RMA, the TRS Lessee is required to enter into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS Lessee.  Accordingly, the hotels are leased to our taxable TRS Lessee and are managed by Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”), and Cherry Cove Hospitality Management, LLC (“Cherry Cove”) pursuant to management agreements.

(b) Financial Information About Industry Segments

We are engaged primarily in the business of owning equity interests in hotel properties and therefore our business is disclosed as one reportable segment.  See the Consolidated Financial Statements and notes thereto included in Item 8  of this Annual Report on Form 10-K for certain financial information required in this Item 1.

(c) Narrative Description of Business

General At December 31, 2013, we owned, through our subsidiaries, 69 limited service hotels in 21 states.  The hotels are operated by HMA (18 hotels), Strand (20 hotels), Kinseth (30 hotels) and Cherry Cove (1 hotel).

Mission Statement Our primary objective is to consistently generate a competitive rate of return for our shareholders through a disciplined approach to real estate investing.

Sale of Hotels We may undertake the sale of one or more of the hotels from time to time in response to changes in market conditions, our current or projected return on our investment in the hotels or other factors which we deem relevant. During the year 2011, six of our hotels were sold and 24 properties were held for sale as of December 31, 2011; during the year 2012, 15 of our hotels were sold and 22 properties were held for sale as of December 31, 2012; and during the year 2013, 17 of our hotels were sold and 19 properties were held for sale as of December 31, 2013.

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

Growth Strategy We are engaged in an ongoing strategy to shift our ownership from midscale and economy hotels to upscale and upper midscale select service hotels located primarily in secondary and tertiary markets, including hotels operating under premium franchise brands, located outside of the top 25 Metropolitan Statistical Areas (“MSAs”) in the U.S.  In furtherance of our strategy, in May 2012, following a private capital raise, we acquired the 100-room Hilton Garden Inn—Solomons (Dowell) outside Washington, D.C. for $11.5 million.

Our growth strategy may only be implemented if we are successful in attracting sufficient capital in the future. We are exploring methods to satisfy our liquidity needs, but to date we have not been able to complete a transaction that will provide sufficient liquidity to satisfy our operating and capital needs for the next year.

We intend to grow our asset base through selective acquisitions of hotels that meet one or more of the investment criteria described below. We believe that our existing relationships with owners, operators and developers of select service hotels will provide us, provided we have the capital, with access to certain acquisition opportunities before they become known to other real estate investors.

We intend to target upscale and upper midscale hotels that meet one or more of the following investment criteria:

•	hotels that operate under leading premium franchise brands and possess key attributes such as building design and décor that is consistent with current brand standards;
•	hotels that generate attractive net operating income margins at average occupancy rates greater than 60% and Smith Travel Research, or STR, index occupancy greater than 100;
•

hotels that are located outside the top 25 MSAs, in close proximity to multiple demand drivers, including large corporations, regional hospitals, regional business hubs, recreational travel destinations, significant retail centers and military installations, among others;

•

hotels that were constructed or underwent major renovations less than eight years prior to our acquisition and have significant time (generally ten or more years) remaining on the existing franchise license;

•	hotels that have some “value-added” growth potential through operating efficiencies, institutional asset management, repositioning, renovations or rebranding;
•	hotels that can be acquired at a discount to replacement cost;
•	hotels with 80 or more rooms that provide for some operating efficiencies; and
•	hotels that can be acquired in off-market transactions.

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

Hotel Management HMA, Strand, Kinseth and Cherry Cove,  all eligible independent contractors, manage our hotels pursuant to hotel management agreements with TRS Lessee.  The hotel management agreements provide that the management companies have control of all operational aspects of the hotels, including employee-related matters. The management companies must generally maintain each hotel under their management in good repair and condition and make routine maintenance, repairs and minor alterations. Additionally, the management companies must operate the hotels in accordance with the national franchise agreements that cover the hotels, which includes, as applicable, using franchisor sales and reservation systems as well as abiding by franchisors’ marketing standards.  The management companies may not assign their management agreements without our consent.

The management agreements generally require TRS Lessee to fund debt service, working capital needs and capital expenditures and fund the management companies’ third-party operating expenses, except those expenses not related to the operation of the hotels. TRS Lessee is responsible for obtaining and maintaining insurance policies with respect to the hotels.

Management Company Fees The Company through TRS Lessee has management agreements with HMA, Strand, Kinseth, and Cherry Cove as eligible independent contractors to manage the Company’s hotels.  Each of HMA, Strand,  Kinseth, and Cherry Cove receives a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel income and 2.25% of hotel net operating income (“NOI”).  NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

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

HMA manages 18 Company hotels in Arkansas, Louisiana, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s seven economy extended-stay hotels located in Georgia and South Carolina, as well as 13 additional Company hotels located in Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 30 Company hotels in eight states primarily in the Midwest. Cherry Cove manages one hotel in Maryland. Each of the management agreements with HMA, Strand and Kinseth expire on May 31, 2014, and the management agreement with Cherry Cove expires on May 24, 2015.  The management agreements renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

Franchise Affiliation

Our 69 hotels owned at December 31, 2013 operate under the following national and independent brands:

	Franchise Brand	Number of Hotels

	Super 8 (1)	28
	Comfort Inn/Comfort Suites (2)	17
	Days Inn (1)	8
	Savannah Suites (5)	7
	Quality Inn (2)	2
	Baymont Inn (1)	1
	Clarion (2)	1
	Hilton Garden Inn (3)	1
	Key West Inn (6)	1
	Rodeway Inn (2)	1
	Sleep Inn (2)	1
	Supertel Inn (4)	1
		69
(1)	Super 8 ®, Days Inn ®, and Baymont Inn ® are registered trademarks of Wyndham Worldwide.

(2)	Clarion®, Comfort Inn ®, Comfort Suites ®, Sleep Inn ®, Quality Inn®, and Rodeway Inn® are registered
	trademarks of Choice Hotels International, Inc.

(3)	Hilton Garden Inn® is a registered trademark of Hilton Hotels Corporation.

(4)	Supertel Inn® is a registered trademark of Supertel Hospitality, Inc.

(5)	Savannah Suites® is a registered trademark of Guest House Inn Corp.

(6)	Key West Inn ® is a registered trademark of Key West Inns.

Seasonality of Hotel Business

The hotel industry is seasonal in nature. Generally, occupancy rates, revenues and operating results for hotels operating in the geographic areas in which we operate are greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotel located in Florida, which experiences peak demand in the first and fourth quarters of the year.

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

Employees

At December 31, 2013,  the REIT had 18 employees.  The management companies,  which manage the 69 hotels, had workforces of approximately 1,100 employees, whom are dedicated to the operation of the hotels.

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

The economy has negatively impacted the hotel industry and our business, and we incurred losses in fiscal years 2013, 2012, 2011 and 2010.

A soft economy and apprehension among consumers have negatively impacted the hotel industry and our business and we incurred net losses of $1.4 million, $10.2 million, $17.5 million and $10.6 million for our 2013,  2012,  2011, and 2010 fiscal years, respectively.

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

Under the terms of the management agreements between TRS Lessee and HMA, Strand, Kinseth, and Cherry Cove, our ability to participate in operating decisions regarding the hotels is limited. We depend on our management companies to adequately operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force HMA, Strand, Kinseth, or Cherry Cove to change their methods of operation of our hotels. We can only seek redress if a management company violates the terms of the management agreement with TRS Lessee, and then only to the extent of the remedies provided for under the terms of the applicable management agreement. If any of the foregoing occurs at franchised hotels, our relationship with the franchisors may be damaged, and we may be in breach of one or more of our franchise agreements. Additionally, in the event that we need to replace a management company, we may experience decreased occupancy and other significant disruptions at our hotels and in our operations generally.

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

Holders of the Series A preferred stock and Series B preferred stock will have the right to elect two directors due to our failure to pay preferred stock dividends if the dividends continue in arrears for certain periods of time; and while we are in arrears on preferred stock dividends, we are restricted in our ability to pay any dividend on or repurchase our common stock.

Commencing with dividends due on our preferred stock on December 31, 2013, we suspended payment of dividends on our Series A preferred stock, Series B preferred stock and Series C convertible preferred stock to preserve capital and improve liquidity.

Holders of the Series A preferred stock generally have no voting rights. However, if dividends on the Series A preferred stock are in arrears for six consecutive months or nine months (whether or not consecutive) in any twelve-month period, holders of the Series A Preferred Stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, will be entitled to elect two directors.

Holders of the Series B preferred stock generally have no voting rights. However, if the dividends on the Series B Preferred stock are in arrears for six or more quarterly periods (whether or not consecutive), holders of the Series B Preferred Stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, will be entitled to elect two directors.

If the right to elect two directors arises for the holders of either or both of the Series A preferred stock and the Series B preferred stock, the terms of such directors will end up to twelve months after all dividend arrearages have been paid. The right to elect two directors does not affect or impact the Real Estate Strategies L.P., a Bermuda Partnership (“RES”) director designation rights.

Further, the Company cannot declare or pay a dividend on our common stock, so long as any shares of our Series A preferred stock, Series B preferred stock and Series C convertible preferred stock remain outstanding, unless all undeclared and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on our preferred stock. In addition, while we are in arrears in the payment of preferred stock dividends we may not redeem, purchase or acquire any shares of our common stock or other capital stock ranking junior to the preferred stock, other than for limited exceptions. These restrictions limit our ability to manage our capital resources generally and, specifically, to return capital to our common stockholders, and may adversely affect the value of an investment in our common stock.

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

We may not be able to sell hotels on favorable terms.

We have sold 55 hotels since 2009.  At December 31, 2013, we have 19 hotel properties held for sale. We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our disposition strategy. In the event that we cannot fully execute our disposition strategy or realize the benefits therefrom, we may not be able to satisfy our liquidity needs (including meeting our debt service obligations) and will not be able to fully execute our growth strategy.

The weak economy may adversely impact our current and future borrowings.

The Company’s operating performance, as well as its liquidity position, has been and continues to be negatively affected by economic conditions, many of which are beyond our control. Given the deterioration and uncertainty in the economy and the Company’s financial position, management believes that access to conventional sources of capital will be challenging. We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and deteriorating economic conditions, which could make it more difficult for us to obtain future credit facilities or loans on terms similar to the terms of our current credit facilities and loans or to obtain long-term financing on favorable terms or at all. If our plans to meet our liquidity requirements in the weak economy are not successful, we may violate our loan covenants. If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on favorable terms, if at all.

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

If the closing price of our shares fails to meet NASDAQ’s minimum bid price requirement for 30 consecutive days, or if we otherwise fail to meet all other applicable requirements of the NASDAQ Global Market, NASDAQ may make a determination to delist our shares of common stock.  If our common stock is delisted, our Series A preferred stock and Series B preferred stock would also be delisted.  We have twice previously failed to meet the NASDAQ’s minimum bid price requirement for our common stock, but in each instance regained compliance during the permitted grace period. We previously accomplished a reverse split of our common stock, which allowed us to meet the minimum bid requirement. Due to NASDAQ’s requirement for at least a minimum number of publicly held shares, we may not be able in the future to use a reverse stock split to meet NASDAQ’s minimum bid price requirement. The delisting of our common stock from trading on NASDAQ could have a significant negative effect on the market for, and liquidity and value of, our common stock.

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

We analyze our assets for impairment when events or circumstances occur that indicate an asset’s carrying value may not be recoverable.  For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value.  Our operating results for 2013 and 2012 included $7.1 million and $10.2 million, respectively, of impairment charges related to our hotels sold, held for sale, and held for use.  As a result of continued economic weakness, we may incur additional impairment charges, which will negatively affect our results of operations.  We can provide no assurance that any impairment loss recognized would not be material to our results of operations.

Arranging financing for acquisitions and dispositions of hotels is difficult because we are not in a financially strong position.

The capital markets have improved, and although we will continue to carefully evaluate and discuss both buying and selling opportunities, debt and equity financing could be a challenge to obtain for acquisitions and dispositions of hotels, due to the Company’s financial position.

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

Approximately $31.5 million of the Company’s debt is currently scheduled to mature in 2014 pursuant to the notes and mortgages evidencing such debt.    Because we do not expect to have sufficient funds from operating activities to repay our debt at maturity, we intend to repay a portion of this debt with net proceeds from the sale of hotels and refinance the balance of this debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our hotel properties on disadvantageous terms, potentially resulting in losses adversely affecting cash flow from operating activities. In addition, we may place mortgages on our hotel properties to secure our lines of credit or other debt. To the extent we cannot meet these debt service obligations, we risk losing some or all of those properties to foreclosure. Additionally, our debt covenants could impair our planned strategies and, if violated, result in a default of our debt obligations.

Higher interest rates could increase debt service requirements on our floating rate debt and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities or other purposes. At January 31, 2014, approximately 8.5% of our debt had floating rates.    We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to “hedge” against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

Our ability to make distributions on our common and preferred stock is subject to fluctuations in our financial performance, operating results and capital improvement requirements.

As a REIT, we generally are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction, to our stockholders. Downturns in our operating results and financial performance or unanticipated capital improvements to our hotel properties may affect our ability to declare or pay distributions to our stockholders.  Further, we may not generate sufficient cash in order to fund distributions to our stockholders, which may require us to sell assets or borrow money to satisfy the REIT distribution requirements.

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

The timing and amount of distributions are in the sole discretion of our Board of Directors, which will consider, among other factors, our actual results of operations, debt service requirements, capital expenditure requirements for our properties and our operating expenses. We suspended our quarterly common stock dividend in March 2009 and our monthly and quarterly preferred stock dividends at the end of 2013 to preserve our capital and improve liquidity.

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

Sixty-one of our hotels operate under third party franchise agreements and we are subject to the risks of concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to any one of our particular brands. Risks associated with our brands could adversely affect our lease revenues and the amounts available for distribution to our shareholders.

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

Most of our hotels are located in the Midwestern and Eastern United States. Economic conditions in the Midwestern and Eastern United States will significantly affect our revenues and the value of our hotels. Business layoffs or downsizing, industry slowdowns, changing demographics and other similar factors may adversely affect the economic climate in these areas. For example, the federal government shutdown in October, 2013 impacted the operating results of our hotels in Virginia, Pennsylvania, and Maryland. Any resulting oversupply or reduced demand for hotels in the Midwestern and Eastern United States and our markets in particular would therefore have a disproportionate negative impact on our revenues and limit our ability to make distributions to stockholders.

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

Seasonality of Hotel Business

The hotel industry is seasonal in nature. Generally, occupancy rates, hotel revenues, and operating results are greater in the second and third quarters than in the first and fourth quarters, with the exception of our hotel located in Florida. This seasonality can be expected to cause quarterly fluctuations in our lease revenues. Our quarterly earnings may be adversely affected by factors outside our control, including bad weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowings in our first and fourth quarters in order to offset these fluctuations in revenues.

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

Uninsured and underinsured losses and our ability to satisfy our obligations could adversely affect our operating results and our ability to make distributions to our stockholders.

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

The hotel business is capital intensive, and our inability to obtain financing could limit our growth, and if we do obtain it, it may be more expensive which could still limit our growth.

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

Risks Related to our Organization and Structure

RES, our largest shareholder, holds significant voting power and has the right to designate directors, which provides the shareholder with significant power to influence our business and affairs.

RES holds 34% of the combined voting power of all Supertel voting stock. Pursuant to an investor rights and conversion agreement we entered into with RES and IRSA Inversiones y Representaciones Sociedad Anonima (“IRSA”) in February 2012, RES has a contractual preemptive right, but not the obligation, to purchase up to its pro rata share (based on its ownership on a fully diluted basis) of any equity securities we offer in future offerings on the same terms as other investors, provided that such purchase would not cause RES to exceed its beneficial ownership limitation.  RES has the right to appoint four directors to our board of directors pursuant to the directors designation agreement that RES has entered into with us in February 2012.  As long as RES has the right to designate two or more directors, the merger, consolidation, liquidation or sale of substantially all of the assets of the Company or the sale by the Company of common stock or securities convertible into common stock equal to 20% or more of the outstanding common stock or voting stock requires the approval of RES and IRSA.

By virtue of its voting power and board designation rights, its preemptive right to purchase additional equity securities in future stock offerings and approval rights, RES has the power to significantly influence our business and affairs and the outcome of matters required to be submitted to shareholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. RES’s influence over our business and affairs may not be consistent with the interests of some or all of our shareholders and might negatively affect the market price of our common stock.

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

To continue to qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. If we fail to comply with these requirements at the end of any calendar quarter, we may be able to preserve our REIT status by benefiting from certain statutory relief provisions. Except with respect to a de minimis failure of the 5% asset test or the 10% vote or value test, we can maintain our REIT status only if the failure was due to reasonable cause and not to willful neglect. In that case, we will be required to dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, and we will be required to pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate (currently 35%) multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.

Taxation of dividend income could make our common stock less attractive to investors and reduce the market price of our common stock.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. In 2013, the maximum tax rate on dividend income for certain taxpayers was raised to 20% for qualified dividends and 39.6% on non-qualified dividends (plus a 3.8% net investment income tax). This reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and stockholder levels) that has generally applied to corporations that are not taxed as REITs. Generally, dividends from REITs do not qualify for the dividend tax reduction because, as a result of the dividends paid deduction to which REITs are entitled, REITs generally do not pay corporate level tax on income that they distribute to stockholders. As a result of that legislation, individual, trust, and estate investors could view stocks of non-REIT corporations as more attractive relative to shares of REITs than was the case previously because the dividends paid by non-REIT corporations are subject to lower tax rates for such investors.

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

Our articles of incorporation permit our board, in its sole discretion, to exempt a person from the 9.9% ownership limitation if the person provides representations and undertakings that enable our board to determine that granting the exemption would not result in the loss of our REIT qualification. Under the Internal Revenue Service rules, REIT shares owned by certain entities are considered owned proportionately by owners of the entities for REIT qualification purposes. RES provided a letter at the time of the issuance of the Series C preferred stock and warrants with representations and undertakings that permitted our board to grant such an exemption, including a representation that no individual will own 9.9% or more of any class of our stock as a result of the acquisition of the Series C preferred stock and warrants.  The stock ownership by RES, which was permitted with our board’s approval, represents 34% of the voting power of the our stock entitled to vote and such substantial voting power may limit the ability of a third party to acquire control of our company.

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

A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We undertook specific disposition programs beginning in 2001 (that included the sale of 23 hotels through December 31, 2004) and 2008 (that included the sale of 57 hotels through December 31, 2013). We held the disposed hotels for an average period of 11.6 years and did not acquire the hotels for purposes of resale. We believe that such sales are not prohibited transactions. However, if the IRS would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

The ability of our board of directors to change our major corporate policies may not be in your interest.

Our board of directors determines our major corporate policies, including our acquisition, financing, growth, operations and distribution policies. Our board may amend or revise these and other policies from time to time without the vote or consent of our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Company headquarters is located in Norfolk, Nebraska, with additional office space in Omaha, Nebraska.  The following table sets forth certain information with respect to the hotels owned by us as of December 31,  2013:

Location	Rooms	Location	Rooms

Arkansas		Missouri
Batesville, Super 8	49	Kirksville, Super 8	61
		Moberly, Super 8	60
Florida		West Plains, Super 8	49
Key Largo, Key West Inns	40
		Montana
Georgia		Billings, Super 8	106
Atlanta, Savannah Suites	164
Augusta, Savannah Suites	172	Nebraska
Chamblee, Savannah Suites	120	Lincoln (Cornhusker), Super 8	133
Columbus, Super 8	74	Omaha, Sleep Inn	90
Jonesboro, Savannah Suites	172	Norfolk, Super 8	64
Savannah, Savannah Suites	160	O’Neill, Super 8	72
Stone Mountain, Savannah Suites	140	Omaha ('M' Street), Super 8	116
		Omaha (West Dodge), Super 8	101
Idaho
Boise, Super 8	108	North Carolina
		Fayetteville, Rodeway Inn	120
Indiana		Shelby, Comfort Inn	76
Fort Wayne, Comfort Suites	127
Lafayette, Comfort Suites	62	Pennsylvania
Marion, Comfort Suites	62	Chambersburg, Comfort Inn	63
South Bend, Comfort Suites	135	New Castle, Comfort Inn	79
Warsaw, Comfort Inn & Suites	71
Terre Haute, Super 8	117	South Carolina
		Greenville, Savannah Suites	170
Iowa
Burlington, Super 8	62	South Dakota
Clarinda, Super 8	40	Sioux Falls (Airport), Days Inn	86
Creston, Super 8	121	Sioux Falls (Empire), Days Inn	79
Creston, Supertel Inn	41
Iowa City, Super 8	84	Tennessee
Keokuk, Super 8	61	Cleveland, Clarion	59
Mt. Pleasant, Super 8	55
Storm Lake, Super 8	59	Virginia
		Alexandria, Comfort Inn	150
Kansas		Alexandria, Days Inn	200
Hays, Super 8	76	Culpeper, Comfort Inn	49
Manhattan, Super 8	85	Farmville, Comfort Inn	51
Pittsburg, Super 8	64	Farmville, Days Inn	59
		Rocky Mount, Comfort Inn	61
Kentucky
Ashland, Days Inn	63	West Virginia
Brooks, Baymont Inn	65	Morgantown, Comfort Inn	80
Danville, Quality Inn	63	Princeton, Comfort Inn	51
Glasgow, Comfort Inn	60
Glasgow, Days Inn	58	Wisconsin
Harlan, Comfort Inn	61	Green Bay, Super 8	83
		Menomonie, Super 8	81
Louisiana		Portage, Super 8	61
Bossier City, Days Inn	176	Shawano, Super 8	55
Shreveport, Days Inn	148	Sheboygan, Quality Inn	59
		Tomah, Super 8	65
Maryland
Dowell, Hilton Garden Inn	100
Solomons, Comfort Inn	60	Total	6,064

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

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Company as of March 12,  2014

The following are executive officers of the Company as of March 15,  2014:

Kelly A. Walters, Director,  President and Chief Executive Officer.  Mr. Walters joined the Company and became President and Chief Executive Officer on April 14, 2009 as the successor to Paul Schulte, the firm’s co-founder and then president. Mr. Walters, age 53, is a former Senior Vice President for North Dakota-based Investors Real Estate Trust (IRET), a self-advised equity real estate investment trust. Prior to IRET, he was Senior Vice President and Chief Investment Officer of Omaha based Magnum Resources, Inc., a privately held real estate investment and operating company.  Preceding Magnum Resources, Walters was an officer and senior portfolio manager at Brown Brothers Harriman & Company in Chicago.  He also held investment positions with Peter Kiewit Sons’ Inc.  Mr. Walters is currently a director of Bridges Investment Fund, Inc., a publicly traded Mutual Fund. He holds a B.S.B.A. degree in banking and finance from the University of Nebraska at Omaha and an EMBA from the University of Nebraska.

Corrine L. Scarpello, Senior Vice President and Chief Financial Officer.  Ms. Scarpello became Chief Financial Officer of the Company on August 31, 2009.  She joined the Company in November 2005 having worked for a year as a consultant for the Company and its management company. Ms. Scarpello, age 59, previously worked for Mutual of Omaha for 17 years, serving as the Vice President of Accounting and Administration for a subsidiary and as Manager in their mergers and acquisitions department.  Ms. Scarpello also has accounting and auditing experience with PricewaterhouseCoopers (formerly Coopers and Lybrand) and is a CPA.  Ms. Scarpello is currently a director of Nature Technology Corp., a biotech company.  Ms. Scarpello is a graduate of the University of Nebraska at Omaha.

Patrick E. Beans, Senior Vice President and Treasurer.   Mr. Beans joined the Company on January 21, 2013 as an assistant treasurer and was named Senior Vice President, Treasurer on March 13, 2013.  Mr. Beans, age 57, previously served with National Research Corporation for 18 years, a Nasdaq listed company and a provider of performance measurement and improvement services, healthcare analytics and governance education to the healthcare industry in the United States and Canada, as the principal financial officer beginning August 1994, Vice President, Treasurer, Chief Financial Officer, Secretary and a director from 1997 until September 1, 2011, and as Senior Vice President Corporate Development until September 2012. From June 1993 until August 1994, Mr. Beans was the finance director for the Central Interstate Low-Level Radioactive Waste Commission, a five-state compact developing a low-level radioactive waste disposal plan.  From 1979 to 1988 and from June 1992 to June 1993, he practiced as a certified public accountant.  Mr. Beans is a graduate of Doane College.

Jeffrey W. Dougan,  Senior Vice President and Chief Operating Officer.  Mr. Dougan joined the Company on July 15, 2013 as Chief Operating Officer, and he is responsible for overseeing the Company’s third party management companies, hotel operations, as well as maintaining relationships with current and future brand families. Mr. Dougan, age 54, previously served more than 25 years in the hospitality industry. From June 2008 to July 2013, Mr. Dougan was a former Vice President of Operations for Stonebridge Hospitality where he oversaw a diverse hotel portfolio featuring eight different brands in a variety of segments. He has held a number of industry positions with leading companies, including Vice President of Operations at Sage Hospitality Resources, Area Operations Manager at the Homestead Village in Colorado and New Mexico, and General Manager at the Grand Aspen Hotel and the Dillon Comfort Suites, both in Colorado.  Mr. Dougan holds a Bachelor of Science degree in Business Administration from the Rochester Institute of Technology.

PART II

Item 5.  Market for the Registrant’s Common Equity / Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The common stock trades on the Nasdaq Global Market under the symbol “SPPR.”  The closing sales price for the common stock on March 4, 2014 was $2.26 per share.  The table below sets forth the high and low sales prices per share reported on the Nasdaq Global Market for the periods indicated.

	Supertel Hospitality, Inc.
	Common Stock
	High	Low

2012
First Quarter	$10.80	$4.96
Second Quarter	$8.96	$5.84
Third Quarter	$8.88	$6.40
Fourth Quarter	$8.80	$7.60

2013
First Quarter	$9.84	$7.68
Second Quarter	$9.44	$6.96
Third Quarter	$7.76	$4.96
Fourth Quarter	$6.89	$2.38

(b) Holders

As of March5, 2014, the approximate number of holders of record of the common stock was 106 and the approximate number of beneficial owners was 2,300.

(c) Dividends

No dividends on common stock were paid for 2012 and 2013.  The actual amount of future dividends will be determined by the board of directors based on the actual results of operations, economic conditions, capital expenditure requirements and other factors that the board of directors deems relevant.

Commencing with dividends due on our preferred stock on December 31, 2013, we suspended payment of dividends on our Series A preferred stock, Series B preferred stock and Series C convertible preferred stock to preserve capital and improve liquidity. We cannot declare or pay a dividend on our common stock, so long as any shares of our Series A preferred stock, Series B preferred stock and Series C preferred stock remain outstanding, unless all undeclared and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on our preferred stock.

PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock for the period December 31, 2008 through December 31, 2013, with the cumulative total return on the SNL securities Hotel REIT Index (“Hotel REITs Index”) and the NASDAQ Composite (“NASDAQ—Total US Index”) for the same period.  The Hotel REITs Index is comprised of publicly traded REITs that focus on investments in hotel properties.  The NASDAQ Composite is comprised of all United States common shares traded on the NASDAQ Stock Market (previously titled NASDAQ—Total US).  The comparison assumes a starting investment of $100 on December 31, 2008 in our common stock and in each of the indices shown, and assumes that all dividends are reinvested.  The performance graph is not necessarily indicative of future investment performance.

Item 6.    Selected Financial Data

(In thousands, except per share data)	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009

Operating data (1):
Room rentals and
other hotel services (2)	$56,163	$58,205	$55,127	$54,497	$52,805

Net earnings (loss) from continuing operations	732	(11,147)	(6,499)	(5,027)	(3,105)
Discontinued operations	(2,085)	927	(10,978)	(5,575)	(24,420)
Net loss	(1,353)	(10,220)	(17,477)	(10,602)	(27,525)
Noncontrolling interest	2	10	32	17	130
Net loss attributable to controlling interests	(1,351)	(10,210)	(17,445)	(10,585)	(27,395)
Preferred stock dividends declared and undeclared	(3,349)	(3,169)	(1,474)	(1,474)	(1,474)
Net loss available to common shareholders	(4,700)	(13,379)	(18,919)	(12,059)	(28,869)

EBITDA (3)	12,035	11,078	1,575	10,116	(3,260)
Adjusted EBITDA (3)	12,397	17,063	15,997	18,573	19,968

FFO (4)	7,874	(2,253)	3,933	6,571	7,256
Adjusted FFO (4)	(391)	(1,766)	4,057	6,649	7,256

Weighted average number of shares outstanding:
basic	2,890	2,885	2,872	2,820	2,706
diluted for EPS calculation	2,890	2,885	2,872	2,820	2,706
diluted for FFO per share calculation	10,392	2,885	2,872	2,820	2,706

Net earnings per common share from continuing
operations - basic	(0.91)	(4.96)	(2.77)	(2.30)	(1.64)
Net earnings per common share from discontinued
operations - basic	(0.72)	0.32	(3.82)	(1.98)	(9.03)
Net earnings per common share basic	(1.63)	(4.64)	(6.59)	(4.28)	(10.67)
Net earnings per common share diluted	(1.63)	(4.64)	(6.59)	(4.28)	(10.67)
FFO per share - basic	2.72	(0.78)	1.37	2.33	2.68
Adjusted FFO per share - basic	(0.14)	(0.61)	1.41	2.36	2.68
FFO per share - diluted	0.94	(0.78)	1.37	2.33	2.68
Adjusted FFO per share - diluted	(0.14)	(0.61)	1.41	2.36	2.68

Total assets	172,085	201,847	221,172	256,644	274,395
Total debt	118,045	132,821	165,845	175,010	189,513
Net cash flow:
Provided by operating activities	2,017	6,583	2,865	7,672	6,101
Provided by investing activities	15,613	4,223	8,147	6,865	12,025
Used by financing activities	(18,476)	(10,194)	(11,066)	(14,632)	(18,410)

Reconciliation of Weighted average number of shares for
EPS diluted to FFO diluted:
EPS diluted shares	2,890	2,885	2,872	2,820	2,706
Common stock issuable upon exercise or conversion of:
Restricted Stock	2	0	0	0	0
Preferred Stock	3,750	0	0	0	0
Warrants	3,750	0	0	0	0
FFO diluted shares	10,392	2,885	2,872	2,820	2,706

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
RECONCILIATION OF NET
LOSS TO ADJUSTED EBITDA
Net loss available to common shareholders	$(4,700)	$(13,379)	$(18,919)	$(12,059)	$(28,869)
Interest, including discontinued operations	8,277	9,869	11,371	12,068	12,618
Loss on debt extinguishment	1,164	191	1,031	156	397
Income tax expense (benefit),
including discontinued operations (5)	0	5,610	(1,904)	(1,757)	(1,647)
Depreciation and amortization,
including discontinued operations	7,294	8,787	9,996	11,708	14,241
EBITDA	$12,035	$11,078	$1,575	$10,116	$(3,260)
Noncontrolling interest	(2)	(10)	(32)	(17)	(130)
Net gain on disposition of assets	(1,806)	(7,833)	(1,452)	(1,276)	(2,264)
Impairment	7,086	10,172	14,308	8,198	24,148
Preferred stock dividend declared and undeclared	3,349	3,169	1,474	1,474	1,474
Unrealized (gain) loss on derivatives	(10,028)	247	0	0	0
Acquisition expense	713	240	124	78	0
Equity offering expense	1,050	0	0	0	0
Adjusted EBITDA	$12,397	$17,063	$15,997	$18,573	$19,968

RECONCILIATION OF NET
EARNINGS TO FFO
Net loss available to common shareholders	$(4,700)	$(13,379)	$(18,919)	$(12,059)	$(28,869)
Depreciation and amortization,
including discontinued operations	7,294	8,787	9,996	11,708	14,241
Net gain on disposition of assets	(1,806)	(7,833)	(1,452)	(1,276)	(2,264)
Impairment	7,086	10,172	14,308	8,198	24,148
FFO available to common shareholders	$7,874	$(2,253)	$3,933	$6,571	$7,256
Unrealized (gain) loss on derivatives	(10,028)	247	0	0	0
Acquisitions expense	713	240	124	78	0
Equity offering expense	1,050	0	0	0	0
Adjusted FFO	$(391)	$(1,766)	$4,057	$6,649	$7,256

(1)	Revenues for all periods exclude revenues from hotels sold or classified as held for sale, which are classified in discontinued operations in the statements of operations.

(2)	Hotel revenues include room and other revenues from the operations of the hotels.

(3)

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate EBITDA and Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though EBITDA and Adjusted EBITDA do not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we add back noncontrolling interest, net (gain) loss on disposition of assets, preferred stock dividends, acquisition expenses and equity offering expense, which are cash charges.  We also add back impairment and unrealized gain or loss on derivatives, which are non-cash charges.

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

(4)FFO and Adjusted FFO (“AFFO”) are non-GAAP financial measures.  We consider FFO and AFFO to be market accepted measures of an equity REIT's operating performance, which are necessary, along with net earnings (loss), for an understanding of our operating results.  FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with GAAP, excluding gains (or losses) from sales of real estate assets, plus depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition.  AFFO is FFO adjusted to exclude either gains or losses on derivative liabilities, which are noncash charges against income, and which do not represent results from our core operations. AFFO also adds back acquisition costs and equity offering expense.  FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.  FFO and AFFO should not be considered as alternatives to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.  All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

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

(5)Income tax (benefit) including discontinued operations for 2013 and 2012 includes an income tax valuation allowance of $1.3 million and $6.3 million, respectively.

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

Overview

We are a self-administered REIT, and through our subsidiaries, we owned 69 limited service hotels in 21 states at December 31, 2013.  Our hotels operate under several national franchise and independent brands.

Our significant events for 2013 include:

•	we sold 17 hotels for gross proceeds of $22.0 million and used the net proceeds primarily to pay off the underlying loans;

•	commenced a public offering for $100 million of our common stock, but withdrew the offering due to market conditions;

•	rebranding of four of our hotels, and the impact of the federal government sequester on two hotels, negatively impacted our results;

•

as of December 31, 2013, we had 19 hotels classified as held for sale with a total net book value of $31.5 million. Gross proceeds from the sales are expected to be $41.7 million, and net proceeds will be used to pay off the underlying loans in the amount of $24.1 million, with remaining cash used to reduce short term borrowings;

•	non cash impairment charges of $7.1 million were booked against hotel properties; and

•	we affected a one-for-eight reverse split of our common stock.

As of December 31, 2013, the Company had 19 hotels classified as held for sale. At the beginning of 2013, the Company had 22 hotels held for sale and during the year classified an additional fifteen hotels as held for sale.  Seventeen of these hotels were sold during 2013,  and one of the hotels was reclassified as held for use due to changes in the property’s market condition.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnerships, Supertel Limited Partnership and E&P Financing Limited Partnership, limited partnerships, limited liability companies or other subsidiaries of our operating partnerships. We currently own, indirectly, an approximate 99% partnership interest in Supertel Limited Partnership and a 100% partnership interest in E&P Financing Limited Partnership.

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2013 and 2012, and results of operations for the years ended December 31, 2013,  2012 and 2011, and should be read along with the consolidated financial statements and related notes.

Same Store Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy by region for 2013, 2012 and 2011, respectively.  The comparisons of same store operations are for 49* hotels owned as of January 1, 2012.  Same store calculations exclude 19 properties which are held for sale, and one property which was acquired during the second quarter of 2012 and therefore was not owned by the Company throughout each of the periods presented.

	2013			2012			2011
Same Store
Region	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Mountain	$32.80	61.70%	$53.20	$35.81	68.50%	$52.27	$32.05	63.80%	$50.23
West North Central	32.99	62.30%	52.97	32.28	62.30%	51.85	32.04	63.80%	50.21
East North Central	39.32	60.60%	64.85	37.48	59.10%	63.41	36.54	57.50%	63.50
Middle Atlantic	41.95	69.80%	60.12	44.67	73.20%	61.06	43.52	75.30%	57.83
South Atlantic	37.33	55.60%	67.10	43.37	66.50%	65.18	42.51	65.50%	64.91
East South Central	36.36	56.60%	64.25	43.56	63.50%	68.56	43.48	65.10%	66.77
West South Central	17.66	44.00%	40.13	20.41	43.30%	47.10	25.52	55.30%	46.11
Total Same Store Hotels	$35.58	59.00%	$60.32	$37.65	62.70%	$60.05	$37.10	63.00%	$58.94

South Atlantic Acquisitions	77.38	63.00%	122.92	85.90	69.80%	123.03	0.00	0.00%	0.00
Total Acquisitions	$77.38	63.00%	$122.92	$85.90	69.80%	$123.03	$0.00	0.00%	$0.00

Total Continuing Operations	$36.61	59.10%	$61.96	$38.38	62.80%	$61.11	$37.10	63.00%	$58.94

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri, and Nebraska
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Georgia, Maryland, North Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Louisiana

* The following properties have been removed from the same store portfolio during the reporting period and classified as held for sale:

Batesville, AR Super 8	Atlanta, GA (Pine Street) Savannah Suites
Brooks, KY Baymont Inn	Augusta, GA Savannah Suites
Moberly, MO Super 8	Chamblee, GA Savannah Suites

Sioux Falls, SD (Airport) Days Inn	Greenville, SC Savannah Suites
West Plains, MO, Super 8	Jonesboro, GA Savannah Suites
Clarinda, IA Super 8	Savannah, GA Savannah Suites
Norfolk, NE Super 8	Stone Mountain, GA Savannah Suites
Sioux Falls, SD (Empire) Days Inn

The following property has been removed from the held for sale portfolio during the reporting period and reclassified as held for use, and is now included in the continuing operations presentation:

Omaha, NE Sleep Inn

Our RevPAR, ADR and Occupancy, by franchise affiliation, for 2013,  2012 and 2011 were as follows:

	2013			2012			2011
Same Store
Brand	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Select Service
Upper Midscale
Comfort Inn/ Comfort Suites	$44.54	61.80%	$72.10	$46.37	65.10%	$71.21	$45.19	64.10%	$70.49
Other Upper Midscale (1)	30.23	46.80%	64.59	68.79	83.20%	82.72	63.96	77.70%	82.29
Total Upper Midscale	$43.92	61.10%	$71.85	$47.34	65.90%	$71.84	$46.01	64.70%	$71.11
Midscale
Sleep Inn	32.43	49.40%	65.71	34.79	51.60%	67.47	36.09	54.40%	66.32
Quality Inn	31.09	44.10%	70.56	33.88	47.10%	71.95	29.49	43.90%	67.18
Total Midscale	$31.66	46.30%	$68.36	$34.27	49.00%	$69.95	$32.29	48.40%	$66.77
Economy
Days Inn	28.25	53.10%	53.25	31.00	59.70%	51.95	33.02	63.10%	52.36
Super 8	30.85	61.50%	50.18	30.70	62.00%	49.48	30.45	62.80%	48.46
Other Economy (2)	42.05	54.30%	77.40	50.43	69.10%	72.96	47.25	67.20%	70.27
Total Economy	$31.19	58.90%	$52.94	$32.43	62.10%	$52.23	$32.46	63.30%	$51.32

Total Same Store	$35.58	59.00%	$60.32	$37.65	62.70%	$60.05	$37.10	63.00%	$58.94

Upscale Acquisitions
Hilton Garden Inn	$77.38	63.00%	$122.92	$85.90	69.80%	$123.03	$0.00	0.00%	$0.00
Total Upscale Acquisitions	$77.38	63.00%	$122.92	$85.90	69.80%	$123.03	$0.00	0.00%	$0.00

Total Continuing Operations	$36.61	59.10%	$61.96	$38.38	62.80%	$61.11	$37.10	63.00%	$58.94

(1) Includes Clarion brands

(2) Includes Rodeway and Independent brands

Key Performance Indicators

Earnings Before Interest, Taxes, Depreciation, Amortization, Noncontrolling Interest and Preferred Stock Dividends

The Company’s EBITDA for the three years ending December 31, 2013,  2012, and 2011 was $12.0 million, $11.1 million and $1.6 million, respectively. Adjusted EBITDA for the three years ending December 31, 2013,  2012, and 2011 was $12.4 million, $17.1 million and $16.0 million, respectively.

Please refer to Item 6. Selected Financial Data for a reconciliation of EBITDA and Adjusted EBITDA.

Funds from Operations

The Company’s funds from operations (“FFO”) for the three years ending December 31, 2013,  2012, and 2011 was $7.9 million, $(2.3) million and $3.9 million, respectively. The Company’s Adjusted FFO for the three years ending December 31, 2013,  2012, and 2011 was $(0.4) million, $(1.8) million and $4.1 million, respectively. Diluted FFO per share and diluted Adjusted FFO per share are computed after adjusting the numerator and denominator of the basic computation for the effects of any dilutive potential common shares outstanding during the period. For 2013, the Company’s outstanding stock options would be antidilutive and are not included in the dilution computation. For 2012 and 2011, the Company’s outstanding warrants to purchase common stock, stock options, Series C convertible preferred stock, and restricted stock would be antidilutive and are not included in the dilution computation. 11,424 Preferred Operating Units are also not included in the dilution computation.

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

NOI is a non-GAAP measure, and is not necessarily indicative of available earnings and should not be considered an alternative to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes. NOI is reconciled to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes as follows (in thousands):

	Twelve months ended
	December 31,
	2013	2012
Earnings Before Net Loss on Dispositions of Assets,
Other Income, Interest Expense, and Income Taxes	$(196)	$4,093
Add back:
Acquisition, termination expense	713	240
General and administrative	3,923	3,908
Equity offering expense	1,050	0
Depreciation and amortization	6,517	6,591
Hotel operating revenue - discontinued	22,847	37,145
Hotel operating expenses - discontinued	(18,568)	(31,109)
Other expenses *	8,912	10,314
NOI	$25,198	$31,182

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

POI from continuing operations is reconciled to net loss as follows (in thousands):

	Twelve months
	ended December 31,
	2013	2012
Net loss	$(1,353)	$(10,220)
Depreciation and amortization, including discontinued operations	7,294	8,787
Net gain on disposition of assets, including discontinued operations	(1,806)	(7,833)
Other (income) expense	(10,062)	144
Interest expense, including discontinued operations	8,277	9,869
Loss on debt extinguishment	1,164	191
General and administrative expense	3,923	3,908
Acquisition expense	713	240
Equity offering expense	1,050	0
Impairment losses	7,086	10,172
Income tax expense, including discontinued operations	0	5,610
Room rentals and other hotel services - discontinued operations	(22,847)	(37,145)
Hotel and property operations expense - discontinued operations	18,568	31,109
POI--continuing operations	$12,007	$14,832

POI from discontinued operations is reconciled to loss from discontinued operations, net of tax, as follows (in thousands):

	Twelve months
	ended December 31,
	2013	2012
Gain (loss) from discontinued operations	$(2,085)	$927
Depreciation and amortization
from discontinued operations	777	2,196
Net gain on disposition of assets
from discontinued operations	(1,853)	(7,830)
Interest expense from discontinued operations	2,314	4,178
Loss on debt extinguishment	706	53
Impairment losses from discontinued operations	4,420	7,339
Income tax benefit from discontinued operations	0	(827)
POI - discontinued operations	$4,279	$6,036

Results of Operations

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

Operating results are summarized as follows for the years ended December 31 (in thousands):

	2013			2012			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$56,163	$22,847	$79,010	$58,205	$37,145	$95,350	$(2,042)
Hotel and property operations expenses	(44,156)	(18,568)	(62,724)	(43,373)	(31,109)	(74,482)	(783)
Interest expense	(5,963)	(2,314)	(8,277)	(5,691)	(4,178)	(9,869)	(272)
Loss on debt extinguishment	(458)	(706)	(1,164)	(138)	(53)	(191)	(320)
Depreciation and amortization expense	(6,517)	(777)	(7,294)	(6,591)	(2,196)	(8,787)	74
General and administrative expenses	(3,923)	0	(3,923)	(3,908)	0	(3,908)	(15)
Acquisition, termination expense	(713)	0	(713)	(240)	0	(240)	(473)
Equity offering expense	(1,050)	0	(1,050)	0	0	0	(1,050)
Impairment losses	(2,666)	(4,420)	(7,086)	(2,833)	(7,339)	(10,172)	167
Net gains (losses) on dispositions of assets	(47)	1,853	1,806	3	7,830	7,833	(50)
Other income (expense)	10,062	0	10,062	(144)	0	(144)	10,206
Income tax benefit (expense)	0	0	0	(6,437)	827	(5,610)	6,437
	$732	$(2,085)	$(1,353)	$(11,147)	$927	$(10,220)	$11,879

The Company’s ADR for the same store portfolio was up 0.4% from the prior year, with occupancy down 5.9%.  The overall result was a decrease in RevPAR of 5.5%.  We refer to our entire portfolio as select service hotels which we further describe as upscale hotels, upper midscale hotels, midscale hotels, economy hotels and extended stay hotels. Results for our same store portfolio are presented above in Item 7 under Same Store Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”) and Occupancy.

Revenues and Operating Expenses

Income from continuing operations for the twelve months ended December 31, 2013 was $0.7 million, compared to loss from continuing operations of $(11.1) million for 2012. After recognition of discontinued operations, noncontrolling interests and dividends for preferred stock shareholders, the net loss attributable to common shareholders was $(4.7) million or $(1.63) per diluted share, for the year ended December 31, 2013, compared to net loss attributable to common shareholders of $(13.4) million or $(4.64) per diluted share for 2012.

During 2013 revenues from continuing operations decreased $(2.0) million or 3.5% compared to 2012.     The decrease in hotel revenue reflects a $1.0 million increase from the new hotel purchased in May 2012, a full year of operations in 2013 versus seven months in 2012. This increase is offset by an approximate $3.0 million decrease in revenue from six hotels; four of which were rebranded to brands lower in the chain scale that charge lower daily rates and require new reservation systems, which will take time to stabilize; and two hotels which were impacted by general weakness in the Washington D.C. market. Hotel and property operations expenses from continuing operations for the year ended 2013 increased $0.8 million or 1.8 percent. The increase in hotel operating expenses reflects a full year of operations in 2013 of the hotel purchased in May 2012 versus seven months of operations in 2012. In addition, the decrease in variable expenses due to the reduction in revenue was primarily offset by brand required replacement of linens.

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense from continuing operations increased by $0.6 million, due primarily to the increased balance of the revolving credit line and the acquisition of the Dowell Hilton Garden Inn in May, 2012.  The depreciation and amortization expense from continuing operations and the general and administration expense for 2013 remained essentially flat.

Impairment Losses

In 2013 we had $2.7 million of impairment losses in continuing operations and $4.4 million of net impairment losses in discontinued operations for the year. In 2012 we had  $2.8 million of impairment losses in continuing operations and $7.4 million of impairment losses in discontinued operations for the year.  Discontinued operations consist of hotels held for sale at December 31, 2013 or sold during 2012 or 2013.  See Note 6 in the footnotes to the consolidated financial statements for additional information including a discussion of our impairment analysis of our hotel assets.

Dispositions

In 2013, six hotels were sold with gains of $1.9 million, and eleven hotels were sold with no gain. In 2012, the $7.8 million of net gains on disposition of assets consisted primarily of gains realized on nine property sales.

Acquisitions and Termination Expense and Equity Offering Expense

The $0.5 million variance in acquisition and termination expense represents expenses incurred for planned hotel acquisitions which were cancelled.

The $1.1 million of equity offering expense includes charges incurred in preparation of a proposed common stock offering. The offering was withdrawn September 26, 2013.

Other Income (Expense)

The increased other income for the current year compared to the year ended December 31, 2012, resulted from a change in the fair value of derivative liabilities. The fair value of the derivative liabilities decreased by an aggregate of $10.0 million during 2013 and increased by $0.2 million during the year 2012. The change in fair value is due primarily to a change in the price of the common stock.

Income Tax

At December 31, 2013, the company provided a full valuation allowance against our deferred tax asset due to the uncertainty of realization because of historical operating losses. Due to the full deferred tax valuation allowance,  no income tax expense or benefit was recorded for the year ended December 31, 2013.

The income tax expense from continuing operations in 2012 is the result of a $6.3 million tax valuation allowance determined as of December 31, 2012, offsetting a benefit resulting from a loss in continuing operations by the TRS Lessee in 2012. See Note 8 in the footnotes to the consolidated financial statements for additional information including a discussion of our tax valuation allowance.

Management believes the federal and state income tax rate for the TRS Lessee will be approximately 38%. The income tax benefit /expense will vary based on the taxable earnings or loss of the TRS Lessee, a C corporation.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Operating results are summarized as follows for the years ended December 31 (in thousands):

	2012			2011			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$58,205	$37,145	$95,350	$55,127	$42,780	$97,907	$3,078
Hotel and property operations expenses	(43,373)	(31,109)	(74,482)	(41,426)	(36,117)	(77,543)	(1,947)
Interest expense	(5,691)	(4,178)	(9,869)	(5,860)	(5,511)	(11,371)	169
Loss on debt extinguishment	(138)	(53)	(191)	(70)	(961)	(1,031)	(68)
Depreciation and amortization expense	(6,591)	(2,196)	(8,787)	(6,599)	(3,397)	(9,996)	8
General and administrative expenses	(3,908)	0	(3,908)	(3,884)	(50)	(3,934)	(24)
Acquisition, termination expense	(240)	0	(240)	(124)	0	(124)	(116)
Equity offering expense	0	0	0	0	0	0	0
Termination costs	0	0	0	(540)	0	(540)	540
Impairment losses	(2,833)	(7,339)	(10,172)	(4,523)	(9,785)	(14,308)	1,690
Net gains (losses) on dispositions of assets	3	7,830	7,833	1,133	319	1,452	(1,130)
Other income (expense)	(144)	0	(144)	107	0	107	(251)
Income tax benefit (expense)	(6,437)	827	(5,610)	160	1,744	1,904	(6,597)
	$(11,147)	$927	$(10,220)	$(6,499)	$(10,978)	$(17,477)	$(4,648)

The hotel industry made considerable progress during 2012, with demand continuing to outpace supply, and RevPAR increasing over the prior year, according to data from Smith Travel Research.     The Company’s ADR for the same store portfolio increased 1.9%, while occupancy dropped 0.5%, for a net RevPAR increase of 1.5% to $37.65.  We refer to our entire portfolio as select service hotels which we further describe as upscale hotels, upper midscale hotels, midscale hotels, economy hotels and extended stay hotels. Results for our same store portfolio are presented above in Item 7 under Same Store Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”) and Occupancy.

Revenues and Operating Expenses

Revenues from continuing operations for the twelve months ended December 2012 increased $3.1 million or 5.6%. The variance was caused by the increase in ADR overcoming the decrease in occupancy.

During the twelve months ended December 31, 2012, hotel and property operations expenses from continuing operations increased by $1.9 million or 4.7 percent.  The variance was primarily caused by increases in the cost of franchise-related expenses, payroll and insurance.

Loss from continuing operations for the twelve months ended December 31, 2012 reflected $(11.1) million, compared to net loss of $(6.5) million for 2011. After recognition of discontinued operations, noncontrolling interest and dividends for preferred stock shareholders, the net loss attributable to common shareholders reflected $(13.4) million or $(4.64) per diluted share, for the year ended December 31, 2012, compared to $(18.9) million or $(6.59) per diluted share for 2011.

Interest Expense, Depreciation and Amortization Expense and General and Administration Expense

Interest expense from continuing operations decreased slightly by $0.1  million. The depreciation expense from continuing operations and the general and administration expense from continuing operations for 2012 remained essentially unchanged.

Impairment Losses

See the discussion above regarding impairment charges for 2012.  For 2011, we recorded an impairment charge of $4.5 million on two hotels in continuing operations, and $9.8 million of net impairment on hotels in discontinued operations, twenty of which were subsequently sold.

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

Income Tax

The income tax expense from continuing operations increased by approximately $6.6 million during 2012 compared to the year ago period. This is primarily the result of a $6.3 million tax valuation allowance expense determined as of December 31, 2012, offsetting an increased benefit resulting from a loss in continuing operations by the TRS Lessee in 2012.  See Note 8 in the footnotes to the consolidated financial statements for additional information including a discussion of our tax valuation allowance.

The income tax benefit (expense) from continuing operations is related to the taxable loss (earnings) from our taxable REIT subsidiary, the TRS Lessee. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 38%. The tax benefit (expense) is a result of TRS Lessee’s losses (earnings) for the year ended December 31, 2012 and 2011. The income tax benefit (expense) will vary based on the taxable loss (earnings)  of the TRS Lessee, a C corporation.

Liquidity and Capital Resources

Our operating performance, as well as our liquidity position, has been and continues to be negatively affected by economic conditions, many of which are beyond our control. Our income and ability to meet our debt service obligations, and make distributions to our shareholders, depends upon the operations of the hotels being conducted in a manner that maintains or increases revenue, or reduces expenses, to generate sufficient hotel operating income for TRS Lessee to pay the hotels’ operating expenses, including management fees and rents to us.  We depend on rent payments from TRS Lessee to pay our operating expenses and debt service and to make distributions to shareholders.

To improve liquidity and implement our plan to transition from economy hotels and move toward upscale and upper midscale hotels, the Company pursued a public offering in the third quarter 2013. On September 26, 2013, based on market conditions, pricing expectations, and after discussions with the underwriters, the Company withdrew and terminated its previously announced proposed public offering of 16,700,000 shares of Common Stock.

The costs of this offering and its failure to be completed have had a severe impact on the Company’s liquidity. The Company is exploring other methods to satisfy its liquidity needs, but to date has not been able to complete a transaction that will provide sufficient liquidity to satisfy its operating and capital needs for the next twelve months. There can be no assurance that the Company will be able to obtain sufficient liquidity to continue to operate through 2014. Failure to obtain adequate liquidity may cause the Company to dispose of assets at unfavorable prices, delay or default in paying its obligations, seek legal protection while attempting to reorganize or cease operations entirely.

Our business requires continued access to adequate capital to fund our liquidity needs. In February 2012, the Company issued 3.0 million shares of Series C convertible preferred stock which provided $28.6 million of net proceeds. The Company agreed to use $25 million to pursue hotel acquisitions. We have used $6.6 million to purchase a hotel and remain committed to use $18.4 million for additional hotel acquisitions.  As of  February 28, 2014, we  have used $9.1 million for debt repayment, and $3.7 million for operational funds from the proceeds committed to hospitality acquisitions. There are no contractual restrictions or penalties related to the use of these funds for purposes other than acquisitions. The Company is obligated to replace these funds promptly as it has the ability to do so. The Company is exploring opportunities to satisfy its long term liquidity needs as well as to replenish the acquisition fund. There can be no assurance that the Company will be able to obtain the funding to replace these funds.

Each year the Company reviews its entire portfolio, identifies properties considered non-core and develops timetables for disposal of those assets deemed non-core. We focus on improving our liquidity through cash generating asset sales and disposition of assets that are not generating cash at levels consistent with our investment principles.

Currently, our foremost priorities continue to be preserving and generating capital sufficient to fund our liquidity needs. Given the deterioration and uncertainty in our financial performance, the economy and financial markets, management believes that access to conventional sources of capital will be challenging and may not be obtainable. We are working to proactively address challenges to our short-term and long-term liquidity position.

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

The Company has significant indebtedness maturing during 2014, including a revolving line of credit with Great Western Bank ($11.0 million balance at December 31, 2013) and $17.3 million of mortgage loans with GE Franchise Finance Commercial LLC (“GE”).  The Company’s plan is to refinance the debt with Great Western Bank. If we are not successful in negotiating the refinancing of this debt or finding alternate sources of financing, we will be unable to meet the Company’s near-term liquidity requirements. The seven hotels securing the GE loans are held for sale, and if sold, the Company believes that the net proceeds from the sale of the hotels would be sufficient to satisfy the debt with GE.    If the hotels are not sold, the Company will attempt to refinance the debt with GE. If we are unable to refinance our debt with GE, we may be forced to dispose of the seven hotels on disadvantageous terms, which could compel us to file for reorganization.  .

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

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The 19 properties held for sale as of December 31, 2013 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

We are actively marketing the 19 properties held for sale, which we anticipate will result in the elimination of an estimated $24.1 million of debt. However, some of these hotels’ markets have experienced a decrease in expected pricing. If this trend continues to worsen, we may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

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

The Company is required to meet various financial covenants required by its existing lenders. If the Company’s future financial performance fails to meet these financial covenants, then its lenders also have the ability to take control of its encumbered hotel assets. Defaults with lenders due to failure to repay or refinance debt when due or failure to comply with financial covenants could also result in defaults under our facilities with Great Western Bank and GE. Our Great Western Bank and GE facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements.    Should the Company be unable to maintain compliance with financial covenants, we will be required to seek waivers or, where allowed, cure the violation through additional principal payments.  There is no assurance that the Company will be able to obtain waivers, or cure defaults with additional principal payments, if needed.  The Company has in the past obtained waivers and modifications of its financial covenants with certain of its lenders in order to avoid defaults; however, there is no certainty that the Company could obtain waivers or modifications in the future, if the need arises.

The Company did not declare a common stock dividend during 2013 or 2012.  In December 2013, the Company announced the suspension of the regular dividends on its outstanding preferred stock to preserve capital and improve liquidity.  The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy.

Sources and Uses of Cash

From 2004 to 2008 Supertel purchased 56 hotels.  Those hotels on average were older than 18 years, and several were non-branded.  When the economic recession occurred in 2008, severely impacting the hotel industry, our hotels’ performance declined, the values of the hotels declined and as a result loan to values increased, creating issues with our lenders.  With reduced operating performance, high debt levels, and older hotels that required higher than average  maintenance, the property operating income was not sufficient to cover all expenses, debt service, capital expenditures and payment of preferred dividends.  Since the economic downturn management has focused on divesting the Company of non-core hotels, and reducing debt, while developing a new strategic direction to transition Supertel out of the economy hotel sector, into the upscale and upper midscale sectors.

Over the past year average hotel market metrics have improved. The improvement has been primarily in the top ten markets; however, in the Washington DC area, the secondary and tertiary markets where many of our hotels are concentrated, the markets metrics have lagged the recovery.  We have made progress in reducing our debt and divesting ourselves of some of the non-core hotels, but because of our challenged cash position, certain of the remaining hotels have not been recently renovated, and as a result we have not kept pace with contemporary standards.  In addition, in 2013 we experienced rebranding at four hotels to brands lower in the chain scale that charge lower daily rates and require new reservation systems which will take time to stabilize.  With our markets not yet recovered and the impact of reflagging, our operating cash flow has continued to be insufficient to cover capital requirements, debt service and dividends.  To date we have relied upon proceeds from sales of our non-core hotels and proceeds from our Preferred C offering to cover these shortfalls.

At  December 31,  2013, available cash was $45,000 and the Company’s available borrowing capacity on the Great Western Bank revolver was $1.5 million. Hotel revenues and operating results are greater in the second and third quarters than in the first and fourth quarters.  As a result, we may have to enter into short-term borrowings in our first and fourth quarters in order to offset these fluctuations in revenues.  There is no assurance that we will be successful in obtaining such short-term borrowings. As noted above, at December 31, 2013, cash flows from operations, the Great Western Bank revolver and the sources identified above are not expected to be sufficient to meet both short term and long term liquidity requirements.

We completed a private offering of 3.0 million shares of Series C convertible preferred stock in February 2012. Net proceeds of the offering, less expenses, were approximately $28.6 million. We agreed to use $25 million of the net proceeds to pursue hotel acquisitions which are consistent with the investment strategy of the Company’s Board of Directors. In February 2012, a portion of the net proceeds were used to pay down the Great Western Bank revolver to $0.  $6.6 million of the net proceeds have been used in the acquisition of a 100 room Hilton Garden Inn in Dowell, Maryland in May 2012.  We used an additional $0.6 million of the net proceeds on costs associated with proposed acquisitions then under consideration.

The Great Western Bank revolver is a source of funds for our obligation to RES to use proceeds from the sale of the Series C convertible preferred stock for hotel acquisitions. Borrowings from the Great Western Bank revolver for GE debt payments due on December 31, 2012 ($3.8 million) and for operational funds in 2013 ($3.7 million) were made with RES’s consent. The Company anticipates additional borrowings from the Great Western Bank revolver with RES’s consent for operational funds until revenues and operating results improve. We have agreed with RES to replace those funds when we are able to do so, so that the replacement funds can be available for hotel acquisitions.

Short term outflows include monthly operating expenses, estimated annual debt service for 2014 of $10.0 million, and, if declared, the payment of dividends on Series A and Series B preferred stock, and Series C convertible preferred stock. Our long-term liquidity requirements consist primarily of the costs of renovations and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties, and funds for acquisitions.

We have budgeted $6.0 million for capital improvements to our existing hotels during 2014.  The increase in capital expenditures is a result of complying with brand mandated improvements and initiating projects that we believe will generate a return on investment. We may not have sufficient liquidity to complete the budgeted capital improvements.

In addition, management has identified noncore assets in our portfolio to be liquidated over a one to ten year period. We project that proceeds from anticipated property sales during 2014, net of expenses and debt repayment, of $6.4 million will be available for the Company’s cash needs. We project that our operating cash flow, Great Western Bank revolver and, if realized, the sources identified above will not be sufficient to satisfy all of our liquidity and other capital needs for 2014.

Because our operating income and proceeds on sales of non core hotels have been inadequate to cover working capital requirements, we have used funds for operations that were previously identified by RES for acquisitions for operating and debt service requirements and recently secured a $2.0 million loan in January 2014 from RES to meet near term cash needs.  This loan alone is not sufficient to meet our current cash requirements and we will need additional funds over the short term until we are able to access longer term funding sources as identified above.  We cannot be assured these sources will be available and if they are not available, we may dispose of assets at unfavorable prices, delay or default in paying our obligations, seek legal protection while attempting to reorganize or cease operations entirely.

The Company has suffered recurring losses from operations and has a substantial amount of debt maturing in 2014 for which the Company does not have committed funding sources. Our ability to continue as a going concern is dependent on many factors, including, among other things, improvements in our operating results, our ability to sell properties, and our ability to refinance maturing debt. If our plans to access capital are unsuccessful, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Financing

At December 31, 2013, we had long-term debt of $93.9 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 2.8 years and a weighted average interest rate of 6.2%.  The weighted average fixed rate was 6.4%, and the weighted average variable rate was 3.9%.  Debt is classified as held for use if the properties collateralizing it are included in continuing operations. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations.  Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year.  Aggregate annual principal payments on debt associated with assets held for use for the next five years and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
2014	$24,120	$14,244	$38,364
2015	0	24,819	24,819
2016	0	4,794	4,794
2017	0	42,975	42,975
2018	0	7,093	7,093
Thereafter	0	0	0
	$24,120	$93,925	$118,045

2014 Maturities

At December 31, 2013,  we had  $38.4 million of principal due in 2014. Of this amount, $31.5 million of the principal due is associated with either assets held for use or assets held for sale, and matures in 2014 pursuant to the notes and mortgages evidencing such debt. The remaining $6.9  million is associated with assets held for sale and is not contractually due in 2014 unless the related assets are sold. The maturities comprising the $31.5 million consist of:

•	an $11.0 million balance on a revolving line of credit with Great Western Bank;
•	a $15.5 million balance on a mortgage loan with GE Capital Franchise Finance LLC (“GE”);
•	a $1.8 million balance on a mortgage loan with GE; and
•	approximately $3.2 million of principal amortization on mortgage loans.

The Company’s plan is to refinance the debt with Great Western Bank. The seven hotels securing the loans with GE are held for sale, and if sold, we believe that the net proceeds from the sale of the hotels would be sufficient to satisfy the debt with GE.  If the hotels are not sold, the Company will attempt to refinance the debt with GE. If we are unable to refinance our debt with GE, we may be forced to sell the hotels on disadvantageous terms which could compel us to file for reorganization.

2013 Transactions

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

On March 28, 2013, the Company paid $5.3 million on a loan with GE , using funds from the revolving credit facility with Great Western Bank, in exchange for the release of three Masters Inn properties, two of which were subsequently sold.

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

On June 24, 2013, the Company paid down the loan facility from GE by $5.3 million.

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

Our loan facilities with GE require us to maintain a minimum after dividend consolidated fixed charge coverage ratio (FCCR) (as defined in the loan agreement). As of June 30, 2013, our after dividend consolidated FCCR (as defined in the loan agreement) was 0.88:1 (versus the requirement of 0.95:1). On August 13, 2013, the Company received a waiver for non-compliance with this covenant as of June 30, 2013 in return for payment of $107,500. In connection with the waiver, our loan facilities with GE were also amended to increase the before dividend FCCR with respect to our GE encumbered properties from 1.05:1 to 1.20:1, commencing on September 30, 2013.

On August 22, 2013, the Company sold a Comfort Suites (69 rooms) and a Sleep Inn (63 rooms) in Louisville, Kentucky for a total of $4.0 million. Proceeds were used to reduce the balance of two loan facilities with GE.

On September 12, 2013, the Company sold a Super 8 in Jefferson City, Missouri (77 rooms) for $1.275 million. Proceeds were used to pay off the associated debt.

Our loan facilities with GE require us to maintain a minimum before dividend consolidated fixed charge coverage ratio (FCCR) (as defined in the loan agreement) and a minimum after dividend consolidated FCCR (as defined in the loan agreement). As of September 30, 2013, our before dividend consolidated FCCR (as defined in the loan agreement) was 1.09:1(versus the requirement of 1.10:1) and our after dividend consolidated FCCR (as defined in the loan agreement) was 0.84:1 (versus the requirement of 0.95:1). On November 13, 2013, the Company received a waiver for non-compliance with these covenants as of September 30, 2013, in return for payment of $190,000. In connection with the waiver, our loan facilities with GE were also amended to increase the minimum before dividend FCCR with respect to our GE-encumbered properties from 1.20:1 to 1.30:1, commencing on December 31, 2013, and decrease the maximum loan to value ratio with respect to our GE-encumbered properties from 75% to 72.2%, commencing on December 31, 2013.

On December 3, 2013, the Company sold a Masters Inn in Knox Abbott, South Carolina (109 rooms) for $0.4 million. Proceeds were applied to the line of credit with Great Western Bank.

On December 6, 2013 the Company obtained a loan from Middle Patent Capital, LLC in the amount of $8.3 million. The loan bears interest at 12.5%, matures in June 2015 and is secured by two hotels. Proceeds were used to refinance existing indebtedness, leaving one of the three previously pledged hotels unencumbered. The remainder of the proceeds were used for operations.

On December 11, 2013, the Company sold a Super 8 in Wayne, Nebraska (40 rooms) for $0.7 million. Proceeds were used to pay off the associated debt.

Financial Covenants

The key financial covenants for certain of our loan agreements and compliance calculations as of December 31, 2013 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement).  As of December 31, 2013, we were either in compliance with our financial covenants or obtained waivers for non-compliance (as discussed below).  As a result, at December 31, 2013, we are not in default under the terms of any of our loans.

(Dollars in thousands)	December 31,	December 31,
Great Western Bank Covenants	2013	2013
Consolidated debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(1,353)
Net adjustments per loan agreement		16,654
Adjusted NOI per loan agreement (A)		$15,301

Interest expense per financial statements -
continuing operations		6,421
Interest expense per financial statements -
discontinued operations		3,020
Total interest expense per financial statements		$9,441

Net adjustments per loan agreement		2,067
Debt service per loan agreement (B)		$11,508

Consolidated debt service coverage ratio		1.33
* Calculations based on prior four quarters

(Dollars in thousands)	December 31,	December 31,
Great Western Bank Covenants	2013	2013
Loan-specific debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.20:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(1,353)
Net adjustments per loan agreement		3,712
Adjusted NOI per loan agreement (A)		$2,359

Interest expense per financial statements -
continuing operations		6,421
Interest expense per financial statements -
discontinued operations		3,020
Total interest expense per financial statements		$9,441

Net adjustments per loan agreement		(7,752)
Debt service per loan agreement (B)		$1,689

Loan-specific debt service coverage ratio		1.40 : 1
* Calculations based on prior four quarters

(Dollars in thousands)	December 31,	December 31,
Great Western Bank Covenants	2013	2013
Consolidated loan to value ratio	Requirement	Calculation
calculated as follows:	≤70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$118,045
Value (B)		$208,804
Consolidated loan to value ratio		56.5%

(Dollars in thousands)	December 31,	December 31,
Great Western Bank Covenants	2013	2013
Loan-specific loan to value ratio	Requirement	Calculation
calculated as follows:	≤70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$19,292
Value (B)		$33,635
Loan-specific loan to value ratio		57.4%

(Dollars in thousands)	December 31,	December 31,
Great Western Bank Covenants	2013	2013
Consolidated leverage ratio	Requirement	Calculation
calculated as follows:	≤ 4.25
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements
and loan agreement (A)		$131,697

Total assets per financial statements		172,085
Total liabilities per financial statements		131,697
Tangible net worth per loan agreement (B)		$40,388

Consolidated Leverage Ratio		3.26

The credit facilities with Great Western Bank also require that we not pay dividends in excess of 75% of our funds from operations per year. The credit facilities currently consist of a $12.5 million revolving credit facility and term loans in the original principal amount of $10 million and $7.5 million. The credit facilities provide for $12.5 million of availability under the revolving credit facility, subject to the limitation that the loans available to us through the revolving credit facility and term loans may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20 to 1. At December 31, 2013, the revolving credit facility was fully available and the outstanding balance was  $11.0 million.

(Dollars in thousands)	December 31,	December 31,
GE Covenants	2013	2013
Loan-specific fixed charge coverage ratio	Requirement	Calculation
calculated as follows: *	≥ 1.30:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(1,353)
Net adjustments per loan agreement		6,712
Adjusted EBITDA per loan agreement (A)		$5,359

Interest expense per financial statements -
continuing operations		6,421
Interest expense per financial statements -
discontinued operations		3,020
Total interest expense per financial statements		$9,441

Net adjustments per loan agreement		(5,334)
Fixed charges per loan agreement (B)		$4,107
Loan-specific fixed charge coverage ratio		1.30 : 1
* Calculations based on prior four quarters

(Dollars in thousands)	December 31,	December 31,
GE Covenants	2013	2013
Loan-specific loan to value ratio	Requirement	Calculation
calculated as follows:	≤ 72.2%
Loan balance (A) / Value (B)
Loan balance (A)		$38,521

Value (B)		$55,120

Loan-specific loan to value ratio		69.9%

(Dollars in thousands)	December 31,	December 31,
GE Covenants	2013	2013
Before dividend consolidated fixed charge	Requirement	Calculation
coverage ratio calculated as follows: *	≥ 1.20:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(1,353)
Net adjustments per loan agreement		12,398
Adjusted EBITDA per loan agreement (A)		$11,045

Interest expense per financial statements -
continuing operations		6,421
Interest expense per financial statements -
discontinued operations		3,020
Total interest expense per financial statements		$9,441

Net adjustments per loan agreement		1,447
Fixed charges per loan agreement (B)		$10,888
Before dividend consolidated fixed charge coverage ratio		1.01:1
* Calculations based on prior four quarters

(Dollars in thousands)	December 31,	December 31,
GE Covenants	2013	2013
After dividend consolidated fixed charge	Requirement	Calculation
coverage ratio calculated as follows: *	≥ 1.00:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(1,353)
Net adjustments per loan agreement		12,398
Adjusted EBITDA per loan agreement (A)		$11,045

Interest expense per financial statements -
continuing operations		6,421
Interest expense per financial statements -
discontinued operations		3,020
Total interest expense per financial statements		$9,441

Net adjustments per loan agreement		4,796
Fixed charges per loan agreement (B)		$14,237
After dividend consolidated fixed charge coverage ratio		0.78:1
* Calculations based on prior four quarters

As of December 31, 2013, the Company was not in compliance with the GE before dividend consolidated fixed charge coverage ratio (FCCR) and the GE after dividend consolidated FCCR, but obtained waivers from GE as discussed further below.

Prior to the amendment discussed below, the financial covenants under our loan facilities with GE required that, through the term of the loans, we maintain: (a) a minimum before dividend FCCR with respect to our GE-encumbered properties (based on a rolling 12-month period) of 1.30:1 (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 72.2% as of December 31, 2013, which requirement decreased periodically thereafter to 60% as of December 31, 2015; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 1.20:1 as of December 31, 2013, which requirement increased periodically thereafter to 1.30:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 1.00:1.

As of December 31, 2013, our before dividend FCCR with respect to our GE-encumbered properties (as defined in the loan agreement) was 1.30:1, our before dividend consolidated FCCR (as defined in the loan agreement) was 1.01:1 and our after dividend consolidated FCCR (as defined in the loan agreement) was 0.78:1. Further, the Company does not currently project that it will be able to satisfy these covenants as of March 31, 2014.  On March 14, 2014, the Company received a waiver for non-compliance with these covenants as of December 31, 2013 and March 31, 2014.

In connection with the waiver, our loan facilities with GE were also amended to require that, through the term of the loans, we maintain: (a) a minimum before dividend FCCR with respect to our GE-encumbered properties (based on a rolling 12-month period) of 1.10:1 as of June 30, 2014, which requirement increases periodically thereafter to 1.20:1 as of December 31, 2014; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 70% as of June 30, 2014, which requirement decreases periodically thereafter to 60% as of December 31, 2014; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 0.70:1 as of June 30, 2014, which requirement increases periodically thereafter to 1.00:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.75:1 as of June 30, 2014, which requirement increases periodically thereafter to 1.00:1 as of December 31, 2014.

The GE amendment, among other things, also: (a) provides that the consolidated FCCRs are not required to be tested as of the end of any fiscal quarter if the loan to value ratio with respect to our GE-encumbered properties is 60% or less; (b) implements changes beneficial to the Company regarding release of collateral, prepayment fees and loan reamortizations; (c) requires that any variable rate loans remaining outstanding as of December 31, 2014 be converted to fixed rate loans bearing interest at 4.75%; and (d) requires payment of a $380,000 modification fee.

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

Acquisition of Hotels

There were no acquisitions made during 2013 or 2011

On May 25, 2012, we acquired the wholly-owned property, Hilton Garden Inn in Dowell, Maryland.  The fair value of the investment in hotel properties, included within the Consolidated Balance Sheet, is $11.5 million. Included in the consolidated statement of operations for the twelve months ended December 31, 2013 are total revenues of $3.3 million and total net income of $0.8 million. Included in the consolidated statement of operations for the twelve months ended December 31, 2012 are total revenues of $2.2 million and total net income of $0.6 million since the date of acquisition. Additionally, $0.2 million of acquisition costs are included in acquisition, termination expense.

Disposition of Hotels

Sale Date				Sale Price
2013	Hotel Location	Brand	Rooms	(millions)
February	Fredericksburg, VA (North)	Days Inn	120	$2.05
February	Ellenton, FL	Guesthouse Inn	63	1.30
April	Fort Madison, IA	Super 8	40	1.05
May	Tuscaloosa, AL	Masters Inn	151	1.70
May	Garden City, GA	Masters Inn	128	1.50
May	Pella, IA	Super 8	40	0.73
June	Charleston, SC	Masters Inn	150	1.18
June	Columbia, SC (I-26)	Masters Inn	112	1.15
June	Columbus, NE	Super 8	63	1.20
June	Fredericksburg, VA (South)	Days Inn	156	1.80
July	Tampa, FL (East)	Masters Inn	117	0.79
July	Minocqua, WI	Quality Inn	51	1.25
August	Louisville, KY	Comfort Suites	69	2.40
August	Louisville, KY	Sleep Inn	63	1.60
September	Jefferson City, MO	Super 8	77	1.30
December	Columbia, SC (Knox Abbott)	Masters Inn	109	0.40
December	Wayne, NE	Super 8	40	0.65
			1,549	$22.05

In 2011, the company sold its corporate office building for $1.75 million, as well as 6 hotels for a total of $11.8 million. In 2012, a total of fifteen hotels with 1,250 rooms were sold for $25.47 million.  Sale proceeds were primarily used to reduce debt.

Redemption of Preferred Operating Partnership Units

We own, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 99% partnership interest in Supertel Limited Partnership, through which we own 44 of our hotels.  We are the sole general partner of the limited partnership, and the remaining approximate 1% is held by limited partners who transferred property interests to us in return for limited partnership interests in Supertel Limited Partnership.  These limited partners hold, as of December 31, 2013,  97,008 common operating partnership units. Each limited partner of Supertel Limited Partnership may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common units, at any time after a specified period following the date he or she acquired the units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, in our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock.

Contractual Obligations

Below is a summary of certain obligations from continuing operations that will require capital (in thousands) as of December 31,  2013:

		Less Than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt, including interest	$109,028	$19,739	$37,029	$52,260	$0
Land leases	2,359	191	370	48	1,750
Other	0	0	0	0	0
Total contractual obligations	$111,387	$19,930	$37,399	$52,308	$1,750

The column titled Less Than 1 Year represents payments due for the balance of 2014.  Long-term debt includes debt on properties classified in continued operations.  The debt related to properties held for sale (and expected to be sold in the next 12 months, with the respective debt paid) of $24.1 million is not included in the table above.

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less.  The land leases reflected in the table above represent continuing operations.  In addition, the Company has two land leases associated with properties in discontinued operations.  These two properties are expected to be sold in the next 12 months.  The annual lease payments of  $50,100 are not included in the table above.  We also have management agreements with HMA, Strand, Kinseth,  and Cherry Cove for the management and operation of our hotel properties.

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

During the three months ended December 31, 2013, a trigger event, as described in ASC 360-10-35, occurred for two hotel properties held for use in which the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. The properties were then tested to determine if their carrying amounts were recoverable. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment – Overall—Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability, the Company uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition. In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotels were determined by management, based on discussions with our asset management group and our third party management companies. The properties were then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment – Overall – Implementation. In this analysis, the Company completed a detailed review of the hotels’ market conditions and future prospects, which incorporated specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. Based on the results of this analysis, it was determined that the Company’s investment in the subject properties was not fully recoverable; accordingly, impairment of $2.5 million was recognized.

To determine the amount of impairment on the hotel properties identified above, in accordance with FASB ASC 360-10-55, the Company calculated the excess of the carrying value of the properties in comparison to their fair value as of December 31, 2013. Based on this calculation, the Company determined total impairment of $2.5 million existed as of December 31, 2013 on two hotel properties. Fair value was determined with the assistance of independent real estate brokers and revenue multiples based on the Company’s experience with hotel sales in the current year as well as available industry information, considered Level 3 inputs. As the fair value of the properties impaired for the quarter ending December 31, 2013 was determined in part by management estimates, a reasonable possibility exists that future changes to inputs and assumptions could affect the accuracy of management’s estimates and such future changes could lead to recovery of impairment or further possible impairment in the future. There was $0.2 million of impairment on one property subsequently reclassified as held for use.

During 2012, the analysis above was used to determine that a trigger event occurred for two of our held for use properties.   In each case the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition.  Each property was then tested to determine if the carrying amount was recoverable using property specific assumptions.  Based on the results of this analysis, it was determined that the Company’s investment in the subject properties was not fully recoverable; accordingly, impairment of $3.1 million was recognized. There was $0.3 million of impairment recovery on one property subsequently reclassified as held for use.

During 2011, a trigger event occurred for two hotel properties held for use in which the carrying value of each hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. The properties were then tested to determine if their carrying amounts were recoverable.

Based on the results of this analysis, it was determined that the Company’s investment in the subject properties was not fully recoverable; accordingly, impairment of $4.5 million was recognized.

Held  For Sale

During 2013, Level 3 inputs were used to determine impairment losses of $4.7 million on eight held for sale properties and nine properties sold during 2013.    Recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.3 million was taken on two held for sale properties and seven properties at the time of sale.

During 2012,  Level 3 inputs were used to determine impairment losses of $7.8 million on four held for sale properties and seventeen properties sold during 2012 and 2013.  Recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.4 million was taken on four properties at the time of sale and four properties subsequently sold.

During 2011,  Level 3 inputs were used to determine impairment losses of $10.5 million on two held for sale properties and nineteen properties sold during 2011,  2012 and 2013.  Recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.2  million was taken on one property held for sale, and recovery of $0.5 million was taken on nine properties at the time of sale.

In accordance with ASC 360-10-35 Property Plant and Equipment-Overall-Subsequent Measurement, the Company determines the fair value of an asset held for sale based on the estimated selling price less estimated selling costs.  We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach.  The estimated selling costs are based on our experience with similar asset sales.

For information on Level 3 inputs, refer to “Fair Value Measurements” in Note 1 to the Consolidated Financial Statements.

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

Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and for net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the need for a valuation allowance must consider positive and negative evidence, and the weight given to the potential effects of such positive and negative evidence is based on the extent to which it can be objectively verified. See Note 8 to the Consolidated Financial Statements for information on the tax valuation allowance for 2013 and 2012.

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

Management monitors our interest rate risk closely.  The table below presents the annual maturities, weighted average interest rates on outstanding debt, excluding debt related to hotel properties held for sale, at the end of each year and fair values required to evaluate the expected cash flows under debt and related agreements, and our sensitivity to interest rate changes at December 31, 2013.  Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value

Fixed Rate Debt	$13,707	$24,259	$4,212	$42,370	$0	$0	$84,548	$73,601
Average Interest Rate	7.30%	6.80%	6.10%	5.70%	0.00%	0.00%	6.43%

Variable Rate Debt	$538	$559	$582	$605	$7,093	$0	$9,377	$9,377
Average Interest Rate	3.90%	3.90%	3.91%	3.90%	3.90%	0.00%	4.03%

As the table incorporates only those exposures that exist as of December 31, 2013, it does not consider exposures or positions that could arise after that date.  As a result, our ultimate change in interest expense with respect to interest rate fluctuations would depend on the exposures that arise after December 31, 2013.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 1.0%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.1 million annually.  This assumes that the amount outstanding under the Company’s held for use variable rate debt remains at $9.4 million, the balance as of December 31, 2013.

Item 8.    Financial Statements and Supplementary Data

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Supertel Hospitality, Inc.:

We have audited the accompanying consolidated balance sheets of Supertel Hospitality, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three‑year period ended December 31, 2013.  In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supertel Hospitality, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a substantial amount of debt maturing in 2014 for which the Company does not have committed funding sources. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(signed) KPMG LLP

Omaha, Nebraska
March 17, 2014

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share data)

	As of
	December 31,	December 31,
	2013	2012

ASSETS
Investments in hotel properties	$202,588	$202,224
Less accumulated depreciation	69,715	65,562
	132,873	136,662

Cash and cash equivalents	45	891
Accounts receivable, net of allowance for doubtful accounts of $20 and $201	1,083	2,070
Prepaid expenses and other assets	4,000	5,151
Deferred financing costs, net	2,601	2,644
Investment in hotel properties, held for sale, net	31,483	54,429

	$172,085	$201,847

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$7,745	$8,778
Derivative liabilities, at fair value	5,907	15,935
Debt related to hotel properties held for sale	24,120	43,312
Long-term debt	93,925	89,509
	131,697	157,534

Redeemable preferred stock
10% Series B, 800,000 shares authorized; $.01 par value,
332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

SHAREHOLDERS' EQUITY
Preferred stock, 40,000,000 shares authorized;
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270
shares outstanding, liquidation preference of $8,033	8	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000
shares outstanding, liquidation preference of $30,000	30	30
Common stock, $.01 par value, 200,000,000 shares authorized;
2,897,539 and 2,893,241 shares outstanding	29	29
Common stock warrants	0	252
Additional paid-in capital	135,293	134,994
Distributions in excess of retained earnings	(102,747)	(98,777)
Total shareholders' equity	32,613	36,536

Noncontrolling interest in consolidated partnership,
redemption value $87 and $99	113	115

Total equity	32,726	36,651

	$172,085	$201,847

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2013	2012	2011

REVENUES
Room rentals and other hotel services	$56,163	$58,205	$55,127

EXPENSES
Hotel and property operations	44,156	43,373	41,426
Depreciation and amortization	6,517	6,591	6,599
General and administrative	3,923	3,908	3,884
Acquisition, termination expense	713	240	124
Equity offering expense	1,050	0	0
Termination cost	0	0	540
	56,359	54,112	52,573

EARNINGS (LOSS) BEFORE NET GAINS (LOSSES)
ON DISPOSITIONS OF ASSETS, OTHER INCOME,
INTEREST EXPENSE, AND INCOME TAXES	$(196)	$4,093	$2,554

Net gain (loss) on dispositions of assets	(47)	3	1,133
Other income (loss)	10,062	(144)	107
Interest expense	(5,963)	(5,691)	(5,860)
Loss on debt extinguishment	(458)	(138)	(70)
Impairment	(2,666)	(2,833)	(4,523)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	$732	$(4,710)	$(6,659)

Income tax (benefit) expense	0	6,437	(160)

EARNINGS (LOSS) FROM CONTINUING
OPERATIONS	$732	$(11,147)	$(6,499)

Gain (loss) from discontinued operations	(2,085)	927	(10,978)

NET (LOSS)	$(1,353)	$(10,220)	$(17,477)

Noncontrolling interest income	2	10	32

NET (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,351)	$(10,210)	$(17,445)

Preferred stock dividend declared and undeclared	(3,349)	(3,169)	(1,474)

NET (LOSS) ATTRIBUTABLE
TO COMMON SHAREHOLDERS	$(4,700)	$(13,379)	$(18,919)

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED
EPS from continuing operations	(0.91)	(4.96)	(2.77)
EPS from discontinued operations	(0.72)	0.32	(3.82)
EPS Basic and Diluted	$(1.63)	$(4.64)	$(6.59)

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS
Income from continuing operations, net of tax	(2,616)	(14,305)	(7,988)
Discontinued operations, net of tax	(2,084)	926	(10,931)
Net earnings (loss)	$(4,700)	$(13,379)	$(18,919)

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Years ended December 31, 2013, 2012, and 2011
						Distributions
			Common		Additional	in Excess of	Total
	Preferred A	Preferred C	Stock	Common	Paid-In	Retained	Shareholder	Noncontrolling	Total
	Stock	Stock	Warrants	Stock	Capital	Earnings	Equity	Interest	Equity

Balance at
January 1, 2011	$8	$0	$252	$29	$121,584	$(66,479)	$55,394	$335	$55,729

Deferred compensation	0	0	0	0	29	0	29	0	29

Common stock offerings	0	0	0	0	89	0	89	0	89

Conversion of OP Units	0	0	0	0	119	0	119	(119)	0

Preferred dividends	0	0	0	0	0	(1,474)	(1,474)	0	(1,474)

Net loss	0	0	0	0	0	(17,445)	(17,445)	(81)	(17,526)

Balance at
December 31, 2011	$8	$0	$252	$29	$121,821	$(85,398)	$36,712	$135	$36,847

Stock-based compensation	0	0	0	0	44	0	44	0	44

Preferred stock offering	0	30	0	0	13,129	0	13,159	0	13,159

Conversion of OP Units	0	0	0	0	0	0	0	0	0

Preferred dividends	0	0	0	0	0	(3,169)	(3,169)	0	(3,169)

Net loss	0	0	0	0	0	(10,210)	(10,210)	(20)	(10,230)

Balance at
December 31, 2012	$8	$30	$252	$29	$134,994	$(98,777)	$36,536	$115	$36,651

Stock-based compensation	0	0	0	0	47	0	47	0	47

Warrant expiration	0	0	(252)	0	252	0	0	0	0

Preferred dividends declared	0	0	0	0	0	(2,619)	(2,619)	0	(2,619)

Net loss	0	0	0	0	0	(1,351)	(1,351)	(2)	(1,353)

Balance at
December 31, 2013	$8	$30	$0	$29	$135,293	$(102,747)	$32,613	$113	$32,726

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,353)	$(10,220)	$(17,477)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	7,294	8,788	9,996
Amortization of intangible assets and deferred financing costs	1,115	628	469
Net gains on dispositions of assets	(1,806)	(7,833)	(1,452)
Stock-based compensation expense	56	44	29
Provision for impairment loss	7,086	10,172	14,308
Unrealized (gain) loss on derivative instruments	(10,028)	247	0
Amortization of warrant issuance cost	58	53	0
Deferred income taxes	0	5,610	(1,904)
Changes in operating assets and liabilities:
(Increase) decrease in assets	593	1,192	6,185
Increase (decrease) in liabilities	(998)	(2,098)	(7,289)
Net cash provided by operating activities	2,017	6,583	2,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(5,133)	(8,462)	(4,964)
Acquisition and development of hotel properties	0	(11,500)	0
Proceeds from sale of hotel assets	20,746	24,185	13,111
Net cash provided by investing activities	15,613	4,223	8,147

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(1,081)	(2,422)	(331)
Principal payments on long-term debt	(34,033)	(61,204)	(24,426)
Proceeds from long-term debt, net	10,671	39,172	20,610
Payments on revolving debt	(38,478)	(31,897)	(51,708)
Proceeds from revolving debt	47,064	20,905	46,359
Redemption of operating partnership units	0	(114)	(397)
Distributions to noncontrolling interest	0	(10)	(49)
Preferred stock offering	0	28,806	0
Common stock offering	0	0	89
Dividends paid	(2,619)	(3,430)	(1,213)
Net cash used in financing activities	(18,476)	(10,194)	(11,066)

Increase (decrease) in cash and cash equivalents	(846)	612	(54)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	891	279	333

CASH AND CASH EQUIVALENTS, END OF YEAR	$45	$891	$279

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$8,496	$9,640	$11,953

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Dividends declared	$3,349	$3,169	$1,474

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

Note 1.  Organization and Summary of Significant Accounting Policies

Description of Business

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”).  All of the Company’s interests in 59 properties with the exception of furniture, fixtures and equipment on 48 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, SLP or Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), SPPR-BMI, LLC (SBMILLC), BMI Alexandria, LLC (BAL) or SPPR-Dowell, LLC (SDLLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in SLP and at December 31, 2013 owned approximately 99% of the partnership interests in SLP.  SLP owns 100% of Solomons GP, LLC, and Solomons GP, LLC is the general partner in SBILP. At December 31, 2013, SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), SPPR-BMI Holdings, Inc. (SBMIHI), BMI Alexandria Holdings, Inc. (BAHI) and SPPR-Dowell Holdings, Inc. (SDHI). SLP and SBMIHI owned 99% and 1% of SBMILLC, respectively, SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, SLP owned 100% of SSBLLC, SLP and BAHI owned 99% and 1% of BAL, respectively, and SLP and SDHI owned 99% and 1% of SDLLC, respectively.  References to “we”, “our”, and “us” herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of December 31, 2013, the Company owned 69 limited service hotels.  All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”) and Cherry Cove Hospitality Management, LLC (“Cherry Cove”).

The hotel management agreement, as amended, between TRS Lessee and Royco Hotels, the previous manager of 95 of the Company’s hotels, was terminated effective May 31, 2011.  Under the agreement, Royco Hotels received a base management fee ranging from 4.25% to 3.0% of gross hotel revenues as revenues increased above thresholds that ranged from up to $75,000 to over $100,000, and was entitled, if earned, to an annual incentive fee of 10% of up to the first $1,000 of annual net operating income in excess of 10% of the Company’s investment in the hotels, and 20% of the excess above $1,000. On March 25, 2011, Royco Hotels and the Company settled a lawsuit filed by Royco Hotels against the Company. A settlement agreement between the parties with respect to a lawsuit and with respect to termination fees for sold hotels provided that the Company pay an aggregate of $590 in varying amounts of installments through July 1, 2013 to Royco Hotels.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

HMA manages 18 Company hotels in Arkansas, Louisiana, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s seven economy extended-stay hotels in Georgia and South Carolina as well as 13 additional Company hotels located in Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 30 Company hotels in eight states primarily in the Midwest. Cherry Cove manages one hotel in Maryland. Each of the management agreements with HMA, Strand and Kinseth expire on May 31, 2014, and the management agreement with Cherry Cove expires on May 24, 2015.  The management agreements renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

Each of HMA, Strand, Kinseth and Cherry Cove receives a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel revenue and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

TRS, the lessee of the hotels, entered into a management agreement with HLC Hotels (“HLC”), an affiliate of the sellers of the Masters hotels. The management agreement, as amended, provided for HLC to operate and manage the hotels and receive management fees equal to 5.0% of the gross revenues derived from the operation of the hotels and incentive fees equal to 10% of the annual operating income of the hotels in excess of 10.5% of the Company’s investment in the hotels.  The agreement was terminated on December 3, 2013, with the sale of the remaining Masters Inn in Knox Abbott, South Carolina.

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

Because of the adverse conditions that exist in the real estate markets, as well as the credit and financial markets, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change.  Specifically as it relates to the Company's business, the recent economic conditions are expected to continue to negatively affect the Company’s operating performance, as well as its liquidity position.

Liquidity

Our operating performance, as well as our liquidity position, has been and continues to be negatively affected by economic conditions, many of which are beyond our control. Our income and ability to meet our debt service obligations, and make distributions to our shareholders, depends upon the operations of the hotels being

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

conducted in a manner that maintains or increases revenue, or reduces expenses, to generate sufficient hotel operating income for TRS Lessee to pay the hotels’ operating expenses, including management fees and rents to us.  We depend on rent payments from TRS Lessee to pay our operating expenses and debt service and to make distributions to shareholders.

To improve liquidity and implement our plan to transition from economy hotels and move toward upscale and upper midscale hotels, the Company pursued a public offering in the third quarter 2013. On September 26, 2013, based on market conditions, pricing expectations, and after discussions with the underwriters, the Company withdrew and terminated its previously announced proposed public offering of 16,700,000 shares of Common Stock.

The costs of this offering and its failure to be completed have had a severe impact on the Company’s liquidity. The Company is exploring other methods to satisfy its liquidity needs, but to date has not been able to complete a transaction that will provide sufficient liquidity to satisfy its operating and capital needs for the next twelve months. There can be no assurance that the Company will be able to obtain sufficient liquidity to continue to operate through 2014. Failure to obtain adequate liquidity may cause the Company to dispose of assets at unfavorable prices, delay or default in paying its obligations, seek legal protection while attempting to reorganize or cease operations entirely.

Our business requires continued access to adequate capital to fund our liquidity needs. In February 2012, the Company issued 3.0 million shares of Series C convertible preferred stock which provided $28.6 million of net proceeds. The Company agreed to use $25 million to pursue hotel acquisitions. We have used $6.6 million to purchase a hotel and remain committed to use $18.4 million for additional hotel acquisitions.  As of February 28, 2014, we have used $9.1 million for debt repayment and $3.7 million for operational funds from the proceeds committed to hospitality acquisitions. There are no contractual restrictions or penalties related to the use of these funds for purposes other than acquisitions. The Company is obligated to replace these funds promptly as it has the ability to do so. The Company is exploring opportunities to satisfy its long term liquidity needs as well as replenish the acquisitions fund. There can be no assurance that the Company will be able to obtain the funding to replace these funds.

Each year the Company reviews its entire portfolio, identifies properties considered non-core and develops timetables for disposal of those assets deemed non-core. We focus on improving our liquidity through cash generating asset sales and disposition of assets that are not generating cash at levels consistent with our investment principles. Currently, our foremost priorities continue to be preserving and generating capital sufficient to fund our liquidity needs. Given the deterioration and uncertainty in our financial performance, the economy and financial markets, management believes that access to conventional sources of capital will be challenging and may not be obtainable. We are working to proactively address challenges to our short-term and long-term liquidity position.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

The Company has significant indebtedness maturing during 2014, including a revolving line of credit with Great Western Bank ($11.0 million balance at December 31, 2013) and $17.3 million of mortgage loans with GE Franchise Finance Commercial LLC (“GE”).  The Company’s plan is to refinance the debt. If we are not successful in negotiating the refinancing of this debt or finding alternate sources of financing, we will be unable to meet the Company’s near-term liquidity requirements. The seven hotels securing the GE loans are held for sale, and if sold, the Company believes that the net proceeds from the sale of the hotels would be sufficient to satisfy the debt with GE. If the hotels are not sold, the Company will attempt to refinance the debt with GE. If we are unable to refinance our debt with GE, we may be forced to dispose of the seven hotels on disadvantageous terms, which could compel us to file for reorganization.

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

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The 19 properties held for sale as of December 31, 2013 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

We are actively marketing the 19 properties held for sale, which we anticipate will result in the elimination of an estimated $24.1 million of debt.  However, some of these hotels’ markets have experienced a decrease in expected pricing. We may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

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

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

The Company is required to meet various financial covenants required by its existing lenders. If the Company’s future financial performance fails to meet these financial covenants, then its lenders also have the ability to take control of its encumbered hotel assets. Defaults with lenders due to failure to repay or refinance debt when due or failure to comply with financial covenants could also result in defaults under our facilities with Great Western Bank and GE. Our Great Western Bank and GE facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements.  Should the Company be unable to maintain compliance with financial covenants, we will be required to seek waivers or, where allowed, cure the violation through additional principal payments.  There is no assurance that the Company will be able to obtain waivers, or cure defaults with additional principal payments, if needed.  The Company has in the past obtained waivers and modifications of its financial covenants with certain of its lenders in order to avoid defaults; however, there is no certainty that the Company could obtain waivers or modifications in the future, if the need arises.

The Company did not declare a common stock dividend during 2013 or 2012. In December 2013, the Company announced the suspension of the regular dividends on its outstanding preferred stock to preserve capital and improve liquidity.  The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy.

Sources and Uses of Cash

From 2004 to 2008 Supertel purchased 56 hotels.  Those hotels on average were older than 18 years, and several were non-branded.  When the economic recession occurred in 2008, severely impacting the hotel industry, our hotels’ performance declined, the values of the hotels declined and as a result loan to values increased, creating issues with our lenders.  With reduced operating performance, high debt levels, and older hotels that required higher than average  maintenance, the property operating income was not sufficient to cover all expenses, debt service, capital expenditures and payment of preferred dividends.  Since the economic downturn, management has focused on divesting the Company of non-core hotels and reducing debt, while developing a new strategic direction to transition Supertel out of the economy hotel sector, into the upscale and upper midscale sectors.

Over the past year average hotel market metrics have improved.  The improvement has been primarily in the top ten markets; however, in the Washington DC area, the secondary and tertiary markets where many of our hotels are concentrated, the markets’ metrics have lagged the recovery.  We have made progress in reducing our debt and divesting ourselves of some of the non-core hotels, but because of our challenged cash position, certain of the remaining hotels have not been recently renovated, and as a result we have not kept pace with contemporary standards.  In addition, in 2013 we experienced rebranding at four hotels to brands lower in the chain scale that charge lower daily rates and require new reservation systems which will take time to stabilize.  With our markets not yet recovered and the impact of reflagging, our operating cash flow has continued to be insufficient to cover capital requirements, debt service and dividends.  To date we have relied upon proceeds from sales of our non-core hotels and proceeds from our Preferred C offering to cover these shortfalls.

At December 31, 2013, available cash was $45,000 and the Company’s available borrowing capacity on the Great Western Bank revolver was $1.5 million. Hotel revenues and operating results are greater in the second and third quarters than in the first and fourth quarters.  As a result, we may have to enter into short-term borrowings in our first and fourth quarters in order to offset these fluctuations in revenues.  There is no assurance that we will be successful in obtaining such short-term borrowings. As noted above, at December 31, 2013, cash flows from operations, the Great Western Bank revolver and the sources identified above are not expected to be sufficient to meet both short term and long term liquidity requirements.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

We completed a private offering of 3.0 million shares of Series C convertible preferred stock in February 2012. Net proceeds of the offering, less expenses, were approximately $28.6 million. We agreed to use $25 million of the net proceeds to pursue hotel acquisitions which are consistent with the investment strategy of the Company’s Board of Directors. In February 2012, a portion of the net proceeds were used to pay down the Great Western Bank revolver to $0. $6.6 million of the net proceeds have been used in the acquisition of a 100 room Hilton Garden Inn in Dowell, Maryland in May 2012. We used an additional $0.6 million of net proceeds on costs associated with proposed acquisitions then under consideration.

The Great Western Bank revolver is a source of funds for our obligation to RES to use proceeds from the sale of the Series C convertible preferred stock for hotel acquisitions. Borrowings from the Great Western Bank revolver for GE debt payments due on December 31, 2012 ($3.8 million) and for operational funds in 2013 ($3.7 million) were made with RES’s consent. The Company anticipates additional borrowings from the Great Western Bank revolver with RES’s consent for operational funds until revenues and operating results improve. We have agreed with RES to replace those funds when we are able to do so, so that the replacement funds can be available for hotel acquisitions.

Short term outflows include monthly operating expenses, estimated annual debt service for 2014 of $10.0 million, and, if declared, the payment of dividends on Series A and Series B preferred stock, and Series C convertible preferred stock. Our long-term liquidity requirements consist primarily of the costs of renovations and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties, and funds for acquisitions.

We have budgeted $6.0 million for capital improvements on our existing hotels during 2014. The increase in capital expenditures is a result of complying with brand mandated improvements and initiating projects that we believe will generate a return on investment. We may not have sufficient liquidity to complete the budgeted capital improvements.

In addition, management has identified noncore assets in our portfolio to be liquidated over a one to ten year period. We project that proceeds from anticipated property sales during 2014, net of expenses and debt repayment, of  $6.4  million will be available for the Company’s cash needs. We project that our operating cash flow, Great Western Bank revolver and, if realized, the sources identified above will not be sufficient to satisfy all of our liquidity and other capital needs for 2014.

Because our operating income and proceeds on sales of non core hotels have been inadequate to cover working capital requirements, we have used funds for operations that were previously identified by RES for acquisitions for operating and debt service requirements and recently secured a $2.0 million loan in January 2014 from RES to meet near term cash needs.  This loan alone is not sufficient to meet our current cash requirements and we will need additional funds over the short term until we are able to access longer term funding sources as identified above.  We cannot be assured these sources will be available and if they are not available, we may dispose of assets at unfavorable prices, delay or default in paying our obligations, seek legal protection while attempting to reorganize or cease operations entirely.

The Company has suffered recurring losses from operations and has a substantial amount of debt maturing in 2014 for which the Company does not have committed funding sources. Our ability to continue as a going concern is dependent on many factors, including, among other things, improvements in our operating results, our ability to sell properties, and our ability to refinance maturing debt. If our plans to access capital are unsuccessful, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Capitalization Policy

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

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

The Company identified that it had misclassified cash flows associated with property improvement escrows included in the 2012 consolidated financial statements.  The Company has corrected those amounts in the

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

accompanying consolidated financial statements.  The cash flows from operations previously reported were $3,789 and have been revised to $6,583.  The cash flows from investing activities previously reported were $7,017 and have been revised to $4,223.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Although the company does believe that it will be able to recover the tax loss benefit based on the current and future strategic direction of the company, the company understands that as the loss years continue, the realizability of deferred taxes is impacted.  Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2012 and 2013.

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries (“TRS”) and may continue to qualify as a REIT provided that the TRS enters into management agreements with an “eligible independent contractor” that will manage the hotels leased by the TRS.  The Company formed the TRS Lessee and, effective January 1, 2002, the TRS Lessee leased all of the hotel properties.  The TRS Lessee is subject to taxation as a C-Corporation.  The TRS Lessee has incurred operating losses for financial reporting and federal income tax purposes for 2013, 2012 and 2011.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  However, fair value accounting requires bifurcation of certain embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement at their fair value for accounting purposes.  The conversion feature embedded in the Series C convertible preferred stock was evaluated, and it was determined that the conversion features should be bifurcated from its host instrument and accounted for as a freestanding derivative.  In addition the common stock warrants issued with the Series C convertible preferred stock

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

were also determined to be freestanding derivatives.  The following summarizes our derivative liabilities at December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Series C preferred embedded derivative	$3,761	$7,205
Warrant derivative	2,146	8,730
Derivative liabilities, at fair value	$5,907	$15,935

The Series C convertible preferred stock embedded derivative and the warrant derivative were initially recorded at their fair value of $7.1 million and $8.6 million, respectively, on the date of issuance, February 1, 2012 and February 15, 2012.  At December 31, 2013 the carrying amounts of the derivatives were adjusted to their fair value of $3.8 million and $2.1 million respectively, with a corresponding adjustment to other income (loss).  The derivatives are reported as a derivative liability on the accompanying consolidated balance sheets as of December 31, 2013 and will be adjusted to their fair values at each reporting date.

The amendment to the Company’s articles of incorporation, setting forth the terms of the Series C convertible preferred stock, the host instrument, includes an antidilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $1.00 per share.  Accordingly we bifurcated the embedded conversion feature which is shown as a derivative liability recorded at fair value on the accompanying consolidated balance sheets as of December 31, 2013.

The agreement setting forth the terms of the common stock warrants issued to the holders of the Series C convertible preferred stock also includes an antidilution provision that requires a reduction in the warrant’s exercise price of $9.60 should the conversion ratio of the Series C convertible preferred stock be adjusted due to antidilution provisions. Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the accompanying consolidated balance sheets as of December 31, 2013.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability. Level 2 inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, as well as inputs other than

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

quoted prices that are observable for the asset or liability such as interest rates and yield curves that are observable at commonly quoted intervals.

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

During the year ending December 31, 2013, Level 3 inputs were used to determine net impairment losses of $4.4 million on held for sale and sold hotels.  This includes the recovery of previously recorded impairment for which sale price or fair value exceeded management’s previous estimates in the amount of $0.3 million on assets held for sale and sold. The Company also recorded $2.7 million in net impairment loss on held for use hotels.  This includes the impairment loss of $2.5 million on two held for use assets and the impairment loss of $0.2 million on one hotel previously classified as held for sale.

During the year ending December 31, 2012, Level 3 inputs were used to determine net impairment losses of $7.4 million on held for sale and sold hotels.  These impairment losses include the recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.4 million on assets held for sale and sold. The Company also recorded $3.1 million in impairment loss on two held for use hotels, and $0.3 million of recovery on one held for use hotel.

During the year ending December 31, 2011, Level 3 inputs were used to determine net impairment losses of $9.8 million on held for sale and sold hotels.  These impairment losses include the recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.5 million on nine assets sold and recovery of $0.2 million on one hotel held for sale. The Company also recorded $4.5 million in impairment loss on two held for use hotels.

Non financial assets

Nonfinancial asset fair value measurements are discussed below in the note “Impairment Losses”.

Financial instruments

As of December 31, 2013, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

	Fair Value at
	December 31, 2013	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$3,761	$0	$0	$3,761
Warrant derivative	2,146	0	0	2,146
	$5,907	$0	$0	$5,907

	Fair Value at
	December 31, 2012	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$7,205	$0	$0	$7,205
Warrant derivative	8,730	0	0	8,730
	$15,935	$0	$0	$15,935

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

	Year ending			Year ending
	December 31, 2013			December 31, 2012
	Series C			Series C
	preferred			preferred
	embedded	Warrant		embedded	Warrant
	derivative	derivative	Total	derivative	derivative	Total
Fair value, beginning of period	$7,205	$8,730	$15,935	$0	$0	$0
Net unrealized (gains)
losses, included in
other income (loss)	(5,059)	(4,969)	(10,028)	130	117	247
Purchases, sales, issuances
and settlements, net	0	0	0	7,075	8,613	15,688
Gross transfers in	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0
Fair value, end of period	$2,146	$3,761	$5,907	$7,205	$8,730	$15,935

Changes in realized (gains)
losses, included in income
on instruments held
at end of period	$0	$0	$0	$0	$0	$0
Changes in unrealized
(gains) losses, included in
income on instruments
held at end of period	$(5,059)	$(4,969)	$(10,028)	$130	$117	$247

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the hierarchy. The carrying value and estimated fair value of the Company’s debt as of December 31, 2013 and December 31, 2012 are presented in the table below:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

	Carrying Value		Estimated Fair Value
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012

Continuing operations	$93,925	$89,509	$82,978	$93,816
Discontinued operations	24,120	43,312	22,691	45,343
Total	$118,045	$132,821	$105,669	$139,159

Preferred and Common Limited Partnership Units in SLP

At December 31, 2013, 2012, and 2011 there were 97,008 units, each year, of SLP common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of income (loss) would be added back to income (loss).  During 2011, 61,153 common operating units were converted into 61,153 shares of common stock.  In addition, the 11,424 shares of SLP preferred operating units held by the limited partners as of December 31, 2011 are antidilutive, and are therefore excluded from the earnings per share calculation.  No SLP preferred operating units were outstanding as of December 31, 2013.

Preferred Stock of SHI

At December 31, 2013, 2012 and 2011, there were 803,270 shares, each year, of Series A Preferred Stock outstanding. The shares of Series A Preferred Stock, after adjusting the numerator and denominator for the basic EPS computation, are antidilutive for the year ended December 31, 2013, 2012 and 2011, for the earnings per share computation. The exercise price of the preferred stock warrants exceeded the market price of the common stock, and therefore these shares were excluded from the computation of diluted earnings per share.  The conversion rights of the Series A Preferred Stock were cancelled as of February 20, 2009. On December 11, 2013, the Company’s board of directors elected to suspend the payments of monthly dividends on the outstanding shares of its Series A Preferred Stock.

At December 31, 2013, 2012 and 2011, there were 332,500 shares, each year, of Series B Cumulative Preferred Stock outstanding.  The Series B Cumulative Preferred Stock is not convertible into common stock, therefore, there is no dilutive effect on earnings per share.  On December 11, 2013, the Company’s board of directors elected to suspend the payments of monthly dividends on the outstanding shares of its Series B Cumulative Preferred Stock.

At December 31, 2013 and 2012, there were 3,000,000 shares, each year, of Series C Convertible Preferred Stock outstanding. These shares are antidilutive and were excluded from the computation of diluted earnings per share. On December 11, 2013, the Company’s board of directors elected to suspend the payments of monthly dividends on the outstanding shares of its Series C Convertible Preferred Stock.

Stock-Based Compensation

The Company has a 2006 Stock Plan (the “Plan”) which has been approved by the Company’s shareholders. The Plan authorizes the grant of stock options, stock appreciation rights, restricted stock and stock bonuses for up to 62,500 shares of common stock. At the annual shareholders meeting on May 22, 2012, the shareholders of the Company approved an amendment which (a) removed the restrictions in the Plan that prohibit more than 20% of the awards being given to any one participant or to the independent directors as a group, or

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

prohibiting more than 20% of the awards being made in restricted stock or bonus shares, and (b) increased the number of shares available under the Plan from 37,500 shares to 62,500 shares.

The potential common shares represented by outstanding stock options for the years ended December 31, 2013, 2012 and 2011 totaled 20,063, 27,875, and 26,938 respectively, all of which are assumed to be repurchased with proceeds from the exercise of stock options with no shares being dilutive for the purposes of calculating earnings per share.

Share-Based Compensation Expense

The Plan is accounted for in accordance with FASB ASC Topic 718 – 10 Compensation – Stock Compensation – Overall, requiring the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The expense recognized in the consolidated financial statements for the years ended December 31, 2013, 2012, and 2011 for share-based compensation related to employees and directors was $56, $44, and $29, respectively.

Noncontrolling Interest

Noncontrolling interest in SLP represents the limited partners’ proportionate share of the equity in the operating partnership.  Supertel offered to each of the Preferred OP Unit holders the option to extend until October 24, 2012 their right to have units redeemed at $10 per unit.  In October 2011, 39,611 units were redeemed at $10 each. The remaining 11,424 units were redeemed in October 2012.  See additional information regarding SLP units in Note 11.  There were no common operating units redeemed in 2013 or 2012.  During 2011, 61,153 SLP common operating units of limited partnership interest were redeemed by unit holders for common shares of SHI.

Concentration of Credit Risk

The Company maintained a major portion of its deposits with Great Western Bank, a Nebraska Corporation at December 31, 2013, 2012 and 2011.  The balance on deposit at Great Western Bank may at times exceed the federal deposit insurance limit; however, management believes that no significant credit risk exists with respect to the uninsured portion of this cash balance.

Note 2. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any.  The effects include adjustments to the numerator for any change in fair market value attributed to the derivative liabilities (related to the Series C convertible preferred stock and warrants) during the period the convertible securities are dilutive. The computation of basic and diluted earnings per common share is presented below:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2013	2012	2011
Basic and Diluted Earnings per Share
Calculation:
Numerator: basic
Net loss attributable to common
shareholders:
Continuing operations	$(2,616)	$(14,305)	$(7,988)
Discontinued operations	(2,084)	926	(10,931)
Net loss attributable to common
shareholders - total basic	$(4,700)	$(13,379)	$(18,919)

Numerator: diluted
Net loss attributable to common
shareholders:
Total continuing operations	(2,616)	(14,305)	(7,988)
Discontinued operations	(2,084)	926	(10,931)
Net loss attributable to common
shareholders - total diluted	$(4,700)	$(13,379)	$(18,919)

Denominator:
Weighted average number
of common shares - basic and diluted	2,889,823	2,885,041	2,872,218

Basic and Diluted Earnings
Per Common Share:
Net earnings (loss) attributable
to common shareholders
per weighted average common share:
Continuing operations - Basic	$(0.91)	$(4.96)	$(2.78)
Discontinued operations - Basic	(0.72)	0.32	(3.81)
Total - Basic EPS	$(1.63)	$(4.64)	$(6.59)

Continuing operations - Diluted	$(0.91)	$(4.96)	$(2.78)
Discontinued operations - Diluted	(0.72)	0.32	(3.81)
Total - Diluted EPS	$(1.63)	$(4.64)	$(6.59)

The net earnings (loss) attributable to noncontrolling interest is allocated between continuing and discontinued operations.  Additionally, unvested stock awards, outstanding stock options, the Series C convertible preferred stock and warrants, and the preferred operating units, if any, have been omitted from the denominator for the purpose of computing diluted earnings per share for the years ended 2013,  2012, and 2011, since the effects of including these shares in the denominator would be antidilutive due to the loss from continuing operations available to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

	2013	2012	2011
Preferred operating units	0	1,190	5,554
Outstanding stock options	20,063	27,875	26,938
Unvested stock awards outstanding	2,257	602	0
Warrants	3,750,000	3,426,770	37,425
Series C preferred stock	3,750,000	3,389,344	0
Total potentially dilutive securities
excluded from the denominator	7,522,320	6,845,781	69,917

Note 3. Acquisitions and Development

There were no acquisitions and no properties under construction or redevelopment during 2013 or 2011.

On May 25, 2012, we acquired the wholly-owned property, Hilton Garden Inn in Dowell, Maryland. The fair value of the investment in hotel properties, included within the consolidated balance sheet, is $11.5 million. The purchase price was allocated to land, buildings and improvements, and furniture, fixtures and equipment. Included in the consolidated statement of operations for the twelve months ended December 31, 2012 are total revenues of $2.2 million and total net income of $0.6 million since the date of acquisition. Additionally, $0.2 million of acquisition costs are included in acquisition, termination expense.

Note 4.  Investments in Hotel Properties

Investments in hotel properties consisted of the following at December 31:

	2013			2012
	Held For Sale	Held For Use	TOTAL	Held For Sale	Held For Use	TOTAL
Land	$6,433	$23,226	$29,659	$10,863	$23,668	$34,531
Acquired below market
lease intangibles	883	0	883	943	0	943
Buildings, improvements, vehicle	30,148	145,152	175,300	50,797	145,731	196,528
Furniture and equipment	8,415	33,593	42,008	14,626	32,067	46,693
Construction-in-progress	0	617	617	37	758	795
	45,879	202,588	248,467	77,266	202,224	279,490

Less accumulated depreciation	14,396	69,715	84,111	22,837	65,562	88,399
	$31,483	$132,873	$164,356	$54,429	$136,662	$191,091

Note 5.  Net Gains (Losses) on Sales of Properties and Discontinued Operations

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

discontinued operations.  Gains, losses and impairment losses for both continuing and discontinued operations are summarized as follows:

	2013	2012	2011

Continuing operations
Gain from sale of office building	$0	$0	$1,129
Impairment losses	(2,666)	(2,833)	(4,523)
Gain (loss) on sale of assets	(47)	3	4
	(2,713)	(2,830)	(3,390)

Discontinued operations
Gains from sales of properties	1,892	7,872	376
Impairment losses	(4,420)	(7,339)	(9,785)
Loss on sale of assets	(39)	(42)	(57)
	(2,567)	491	(9,466)

Total	$(5,280)	$(2,339)	$(12,856)

As of December 31, 2013, the Company has 19 properties classified as held for sale.  In 2013, 2012 and 2011, the Company sold 17 hotels, 15 hotels and six hotels, respectively, resulting in gains of $1,892,  $7,872 and  $376, respectively.  In 2013, 2012, and 2011, the Company recognized net gains (losses) and impairment on the disposition of assets of approximately $(2,614), $494 and $(9,462).

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction.  The Company allocated $3,020, $4,231, and $6,472 to discontinued operations for the years ended December 31, 2013, 2012, and 2011, respectively.

The operating results of hotel properties included in discontinued operations are summarized as follows:

	2013	2012	2011

Revenues	$22,847	$37,145	$42,780
Hotel and property operations expenses	(18,568)	(31,109)	(36,117)
Interest expense	(2,314)	(4,178)	(5,511)
Loss on debt extinguishment	(706)	(53)	(961)
Depreciation and amortization expense	(777)	(2,196)	(3,397)
General and administrative expense	0	0	(50)
Net gain on dispositions of assets	1,853	7,830	319
Impairment loss	(4,420)	(7,339)	(9,785)
Income tax benefit	0	827	1,744
	$(2,085)	$927	$(10,978)

As of December 31, 2013, the Company had 19 hotels classified as held for sale. At the beginning of 2013 the Company had 22 hotels held for sale and during the year classified an additional fifteen hotels as held for sale.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

Seventeen of these hotels were sold during 2012, and one of the hotels was reclassified as held for use due to changes in the property’s market condition.

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

During the three months ended December 31, 2013, a trigger event, as described in ASC 360-10-35, occurred for two hotel properties held for use in which the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. The properties were then tested to determine if their carrying amounts were recoverable. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment – Overall—Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability, the Company uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition. In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotels were determined by management, based on discussions with our asset management group and our third party management companies. The properties were then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment – Overall – Implementation. In this analysis, the Company completed a detailed review of the hotels’ market conditions and future prospects, which incorporated specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. Based on the results of this analysis, it was determined that the Company’s investment in the subject properties was not fully recoverable; accordingly, impairment of $2.5 million was recognized.

To determine the amount of impairment on the hotel properties identified above, in accordance with FASB ASC 360-10-55, the Company calculated the excess of the carrying value of the properties in comparison to their fair value as of December 31, 2013. Based on this calculation, the Company determined total impairment of $2.5 million existed as of December 31, 2013 on two hotel properties. Fair value was determined with the assistance of

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

independent real estate brokers and revenue multiples based on the Company’s experience with hotel sales in the current year as well as available industry information, considered Level 3 inputs. As the fair value of the properties impaired for the quarter ending December 31, 2013 was determined in part by management estimates, a reasonable possibility exists that future changes to inputs and assumptions could affect the accuracy of management’s estimates and such future changes could lead to recovery of impairment or further possible impairment in the future. There was $0.2 million of impairment on one property subsequently reclassified as held for use.

During 2012, the analysis above was used to determine that a trigger event occurred for two of our held for use properties.   In each case the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition.  Each property was then tested to determine if the carrying amount was recoverable using property specific assumptions.    Based on the results of this analysis, it was determined that the Company’s investment in the subject properties was not fully recoverable; accordingly, impairment of $3.1 million was recognized.  There was $0.3 million of impairment recovery on one property subsequently reclassified as held for use.

During 2011, a trigger event occurred for two hotel properties held for use in which the carrying value of each hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. The properties  were then tested to determine if their carrying amounts were recoverable. Based on the results of this analysis, it was determined that the Company’s investment in the subject properties was not fully recoverable; accordingly, impairment of $4.5 million was recognized.

Held for Sale

During 2013, Level 3 inputs were used to determine impairment losses of $4.7 million on eight held for sale properties and nine properties sold during 2013. Recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.3 million was taken on two held for sale properties and seven properties at the time of sale.

During 2012,  Level 3 inputs were used to determine impairment losses of $7.8 million on four held for sale properties and seventeen properties sold during 2012 and 2013.  Recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.4 million was taken on four properties at the time of sale and four properties subsequently sold.

During 2011,  Level 3 inputs were used to determine impairment losses of $10.5 million on two held for sale properties and nineteen properties sold during 2011,  2012 and 2013.  Recovery of previously recorded impairment for which fair value exceeded management’s previous estimates in the amount of $0.2 million was taken on one property held for sale, and recovery of $0.5 million was taken on nine properties at the time of sale.

In accordance with ASC 360-10-35 Property Plant and Equipment-Overall-Subsequent Measurement, the Company determines the fair value of an asset held for sale based on the estimated selling price less estimated selling costs. We engage independent real estate brokers to assist us in determining the estimated selling price using a market approach. The estimated selling costs are based on our experience with similar asset sales.

Note 7.  Long-Term Debt

Long-term debt consisted of the following loans payable at December 31:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

	2013	2012

Revolving credit facility from Great Western Bank evidenced by a promissory note dated December 9, 2011. The revolving line of credit has a limit of $12.5 million with interest payable monthly. The facility bore interest at 5.95% per annum. On March 26, 2013, the maturity was extended to June 30, 2014, and the interest rate was lowered to 4.95%.

	$ 11,037	$ 2,451

Mortgage loan payable to Great Western Bank evidenced by a promissory note dated December 9, 2011, in the amount of $7.5 million. The note bore interest at 6.00% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on the maturity date. On March 26, 2013, the maturity was extended to June 30, 2015, and the interest rate was lowered to 5.00%.

	$ 7,074	$ 7,296

Mortgage loan payable to Great Western Bank evidenced by a promissory note dated May 5, 2009, in the amount of $10 million. The note bore interest at 6.00% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on the maturity date. On March 26, 2013, the maturity was extended to June 30, 2015, and the interest rate was lowered to 5.00%.	$1,182	$ 6,786

Mortgage loan payable to Citigroup Global Markets Realty Corp. evidenced by a promissory note dated November 7, 2005, in the amount of $14.8 million. The note bears interest at 5.97% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on November 11, 2015.

	$ 12,280	$ 12,667

Mortgage loan payable to GE evidenced by a promissory note dated December 31, 2007, in the amount of $7.9 million. The note bears interest at three-month LIBOR plus 2.00% (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1.00%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2013 was 3.74%.

	$ 4,321	$ 4,572

Mortgage loan payable to GE evidenced by a promissory note dated August 18, 2006, in the amount of $17.9 million. On May 1, 2008, the Company converted the loan to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. Monthly installments of principal and interest are due until September 1, 2016 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1.00%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2013 was 7.17%.

	$ 15,510	$ 15,943

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

Mortgage loan payable to GE evidenced by a promissory note dated January 5, 2007, in the amount of $15.6 million. On May 1, 2008, the Company converted the loan to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. Monthly installments of principal and interest are due until February 1, 2017 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1.00%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2013 was 7.17%.

$ 11,815	$ 12,261

Mortgage loan payable to GE evidenced by a promissory note dated February 6, 2007, in the amount of $3.4 million. On May 1, 2008, the Company converted the loan to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. Monthly installments of principal and interest are due until March 1, 2017 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1.00%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2013 was 7.17%.

$ 1,819	$ 3,102

Mortgage loan payable to GE evidenced by a promissory note dated May 16, 2007, in the amount of $27.8 million. On May 1, 2008, the Company converted the loan to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. Monthly installments of principal and interest are due until June 1, 2017, when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1.00%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2012 was 7.69%. The loan was paid in full in June 2013.

$ 0	$ 9,725

Mortgage loan payable to Wachovia Bank evidenced by a promissory note dated February 4, 1998, in the amount of $2.5 million, assumed by the Company on April 4, 2007 with a remaining principal balance of $2.0 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020. The loan was paid in full in December 2013 with proceeds from the loan from Middle Patent Capital, LLC (see below).

$ 0	$ 1,357

Mortgage loan payable to Wachovia Bank evidenced by a promissory note dated February 4, 1998, in the amount of $2.8 million, assumed by the Company on April 4, 2007 with a remaining principal balance of $2.2 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020. The loan was paid in full in December 2013 with proceeds from the loan from Middle Patent Capital, LLC (see below).

$ 0	$ 1,493

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

Mortgage loan payable to Wachovia Bank evidenced by a promissory note dated February 4, 1998, in the amount of $4.2 million, assumed by the Company on April 4, 2007 with a remaining principal balance of $3.3 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020. The loan was paid in full in December 2013 with proceeds from the loan from Middle Patent Capital, LLC (see below).

$ 0	$ 2,270

Mortgage loan payable to Wachovia Bank evidenced by a promissory note dated February 4, 1998, in the amount of $5.1 million, assumed by the Company on April 4, 2007 with a remaining principal balance of $4.0 million. The note bears interest at 7.375% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on March 1, 2020. The loan was paid in full in December 2013 with proceeds from the loan from Middle Patent Capital, LLC (see below).

$ 0	$ 2,771

Mortgage loan payable to GE evidenced by a promissory note dated January 2, 2008, in the amount of $3.4 million. The note bears interest at the 90-day London Interbank Offered Rate plus a margin of 2.00% (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1.00%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2013 was 3.74%.

$ 2,934	$ 3,087

Mortgage loan payable to GE evidenced by a promissory note dated January 2, 2008 in the amount of $4.4 million. The note bears interest at the 90-day London Interbank Offered Rate plus a margin of 2.00% (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1.00%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2012 was 3.81%. The note was paid in full in August 2013.

$ 0	$ 3,977

Mortgage loan payable to GE evidenced by a promissory note dated January 31, 2008 in the amount of $2.5 million, dated January 31, 2008. The note bears interest at the 90-day London Interbank Offered Rate plus a margin of 2.56% (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1.00%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2013 was 4.30%.

$ 2,122	$ 2,235

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

Mortgage loan payable to Elkhorn Valley Bank evidenced by a promissory note dated June 7, 2011, in the amount of $3.1 million. The note bears interest at 6.25%. Monthly principal and interest payments are due through maturity, with the balance of the loan payable on June 15, 2016. On February 21, 2013, the interest rate was decreased to 5.5%.

	$ 2,759	$ 2,923

Mortgage loan payable to Morgan Stanley Mortgage Capital Holdings, LLC evidenced by a promissory note dated November 2, 2012, in the amount of $30.6 million. The note bears interest at 5.83%. Monthly principal and interest payments are due through maturity, with the balance of the loan payable on December 1, 2017.

	$ 29,655	$ 30,622

Mortgage loan payable to Elkhorn Valley Bank and Trust evidenced by a promissory note dated October 10, 2012, in the amount of $1.2 million. The note bears interest at 5.5%. Monthly interest payments are due through maturity, with the balance of the loan payable on October 15, 2014. The note was paid in full in February 2013.

	$ 0	$ 1,142

Mortgage loan payable to Cantor Commercial Real Estate Lending evidenced by a promissory note dated October 12, 2012, in the amount of $6.2 million. The note bears interest at 4.25%. Monthly principal and interest payments are due through maturity, with the balance of the loan payable on November 6, 2017.

	$ 6,041	$ 6,141

Mortgage loan payable to First State Bank evidenced by a promissory note dated January 10, 2013, in the amount of $2.4 million. The note bears interest at 5.5%. Monthly interest payments are due until September 1, 2016, when the remaining principal balance is due.

	$ 1,196	$ 0

Mortgage loan payable to Middle Patent Capital, LLC evidenced by a promissory note dated December 6, 2013, in the amount of $8.3 million. The note bears interest at 12.5%. Monthly interest payments are due until June 2015, when the remaining principal balance is due.

	$ 8,300	$ 0

Total Debt	$ 118,045	$ 132,821

The long-term debt is secured by 68 and 82 of the Company’s hotel properties, as of December 31, 2013 and 2012, respectively. The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage and required loan-to-value and leverage ratios, and place certain restrictions on dividends.

Financial Covenants

The key financial covenants for certain of our loan agreements and compliance calculations as of December 31, 2013 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement).  As of December 31, 2013, we were either in compliance with our financial covenants or obtained waivers for non-compliance (as discussed below).  As a result, at December 31, 2013, we are not in default under the terms of any of our loans.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

(Dollars in thousands)	December 31,	December 31,
Great Western Bank Covenants	2013	2013
Consolidated debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(1,353)
Net adjustments per loan agreement		16,654
Adjusted NOI per loan agreement (A)		$15,301

Interest expense per financial statements -
continuing operations		6,421
Interest expense per financial statements -
discontinued operations		3,020
Total interest expense per financial statements		$9,441

Net adjustments per loan agreement		2,067
Debt service per loan agreement (B)		$11,508

Consolidated debt service coverage ratio		1.33
* Calculations based on prior four quarters

(Dollars in thousands)	December 31,	December 31,
Great Western Bank Covenants	2013	2013
Loan-specific debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.20:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(1,353)
Net adjustments per loan agreement		3,712
Adjusted NOI per loan agreement (A)		$2,359

Interest expense per financial statements -
continuing operations		6,421
Interest expense per financial statements -
discontinued operations		3,020
Total interest expense per financial statements		$9,441

Net adjustments per loan agreement		(7,752)
Debt service per loan agreement (B)		$1,689

Loan-specific debt service coverage ratio		1.40 : 1
* Calculations based on prior four quarters

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

(Dollars in thousands)	December 31,	December 31,
Great Western Bank Covenants	2013	2013
Consolidated loan to value ratio	Requirement	Calculation
calculated as follows:	≤70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$118,045
Value (B)		$208,804
Consolidated loan to value ratio		56.5%

(Dollars in thousands)	December 31,	December 31,
Great Western Bank Covenants	2013	2013
Loan-specific loan to value ratio	Requirement	Calculation
calculated as follows:	≤70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$19,292
Value (B)		$33,635
Loan-specific loan to value ratio		57.4%

(Dollars in thousands)	December 31,	December 31,
Great Western Bank Covenants	2013	2013
Consolidated leverage ratio	Requirement	Calculation
calculated as follows:	≤ 4.25
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements
and loan agreement (A)		$131,697

Total assets per financial statements		172,085
Total liabilities per financial statements		131,697
Tangible net worth per loan agreement (B)		$40,388

Consolidated Leverage Ratio		3.26

The credit facilities with Great Western Bank also require that we not pay dividends in excess of 75% of our funds from operations per year. The credit facilities currently consist of a $12.5 million revolving credit facility and term loans in the original principal amount of $10 million and $7.5 million. The credit facilities provide for $12.5 million of availability under the revolving credit facility, subject to the limitation that the loans available to us through the revolving credit facility and term loans may not exceed the lesser of (a) an amount equal to 70% of the

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20 to 1. At December 31, 2013, the revolving credit facility was fully available and the outstanding balance was $11.0 million.

(Dollars in thousands)	December 31,	December 31,
GE Covenants	2013	2013
Loan-specific fixed charge coverage ratio	Requirement	Calculation
calculated as follows: *	≥ 1.30:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(1,353)
Net adjustments per loan agreement		6,712
Adjusted EBITDA per loan agreement (A)		$5,359

Interest expense per financial statements -
continuing operations		6,421
Interest expense per financial statements -
discontinued operations		3,020
Total interest expense per financial statements		$9,441

Net adjustments per loan agreement		(5,334)
Fixed charges per loan agreement (B)		$4,107
Loan-specific fixed charge coverage ratio		1.30 : 1
* Calculations based on prior four quarters

(Dollars in thousands)	December 31,	December 31,
GE Covenants	2013	2013
Loan-specific loan to value ratio	Requirement	Calculation
calculated as follows:	≤ 72.2%
Loan balance (A) / Value (B)
Loan balance (A)		$38,521

Value (B)		$55,120

Loan-specific loan to value ratio		69.9%

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

(Dollars in thousands)	December 31,	December 31,
GE Covenants	2013	2013
Before dividend consolidated fixed charge	Requirement	Calculation
coverage ratio calculated as follows: *	≥ 1.20:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(1,353)
Net adjustments per loan agreement		12,398
Adjusted EBITDA per loan agreement (A)		$11,045

Interest expense per financial statements -
continuing operations		6,421
Interest expense per financial statements -
discontinued operations		3,020
Total interest expense per financial statements		$9,441

Net adjustments per loan agreement		1,447
Fixed charges per loan agreement (B)		$10,888
Before dividend consolidated fixed charge coverage ratio		1.01:1
* Calculations based on prior four quarters

(Dollars in thousands)	December 31,	December 31,
GE Covenants	2013	2013
After dividend consolidated fixed charge	Requirement	Calculation
coverage ratio calculated as follows: *	≥ 1.00:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(1,353)
Net adjustments per loan agreement		12,398
Adjusted EBITDA per loan agreement (A)		$11,045

Interest expense per financial statements -
continuing operations		6,421
Interest expense per financial statements -
discontinued operations		3,020
Total interest expense per financial statements		$9,441

Net adjustments per loan agreement		4,796
Fixed charges per loan agreement (B)		$14,237
After dividend consolidated fixed charge coverage ratio		0.78:1
* Calculations based on prior four quarters

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

As of December 31, 2013, the Company was not in compliance with the GE before dividend consolidated fixed charge coverage ratio (FCCR) and the GE after dividend consolidated FCCR, but obtained waivers from GE as discussed further below.

Prior to the amendment discussed below, the financial covenants under our loan facilities with GE required that, through the term of the loans, we maintain: (a) a minimum before dividend FCCR with respect to our GE-encumbered properties (based on a rolling 12-month period) of 1.30:1; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 72.2% as of December 31, 2013, which requirement decreases periodically thereafter to 60% as of December 31, 2015; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 1.20:1 as of December 31, 2013, which requirement increases periodically thereafter to 1.30:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 1.00:1.

As of December 31, 2013, our before dividend FCCR with respect to our GE-encumbered properties (as defined in the loan agreement) was 1.30:1, our before dividend consolidated FCCR (as defined in the loan agreement) was 1.01:1 and our after dividend consolidated FCCR (as defined in the loan agreement) was 0.78:1. Further, the Company does not currently project that it will be able to satisfy these covenants as of March 31, 2014.  On March 14, 2014, the Company received a waiver for non-compliance with these covenants as of December 31, 2013 and March 31, 2014.

In connection with the waiver, our loan facilities with GE were also amended to require that, through the term of the loans, we maintain: (a) a minimum before dividend FCCR with respect to our GE-encumbered properties (based on a rolling 12-month period) of 1.10:1 as of June 30, 2014, which requirement increases periodically thereafter to 1.20:1 as of December 31, 2014; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 70% as of June 30, 2014, which requirement decreases periodically thereafter to 60% as of December 31, 2014; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 0.70:1 as of June 30, 2014, which requirement increases periodically thereafter to 1.00:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.75:1 as of June 30, 2014, which requirement increases periodically thereafter to 1.00:1 as of December 31, 2014.

The GE amendment, among other things, also: (a) provides that the consolidated FCCRs are not required to be tested as of the end of any fiscal quarter if the loan to value ratio with respect to our GE-encumbered properties is 60% or less; (b) implements changes beneficial to the Company regarding release of collateral, prepayment fees and loan reamortizations; (c) requires that any variable rate loans remaining outstanding as of December 31, 2014 be converted to fixed rate loans bearing interest at 4.75%; and (d) requires payment of a $380,000 modification fee.

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

At December 31, 2013, we had long-term debt of $93.9 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 2.8 years and a weighted average interest rate of 6.2%. The weighted average fixed rate was 6.4%, and the weighted average variable rate was 3.9%. Debt is classified as held for use if the properties collateralizing it are included in continuing operations. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

payments on debt associated with assets held for use for the next five years and thereafter, and debt associated with assets held for sale, are as follows:

	Held For Sale	Held For Use	TOTAL
2014	$24,120	$14,244	$38,364
2015	0	24,819	24,819
2016	0	4,794	4,794
2017	0	42,975	42,975
2018	0	7,093	7,093
Thereafter	0	0	0
	$24,120	$93,925	$118,045

At December 31, 2013, we had $38.4 million of principal due in 2014.  Of this amount, $31.5 million of the principal due is associated with either assets held for use or assets held for sale, and matures in 2014 pursuant to the notes and mortgages evidencing such debt.  The remaining $6.9 million is associated with assets held for sale and is not contractually due in 2013 unless the related assets are sold.  The maturities comprising the $31.5 million consist of:

•	an $11.0 million balance on a revolving line of credit with Great Western Bank;
•	a $15.5 million balance on a mortgage loan with GE Capital Franchise Finance LLC (“GE”);
•	a $1.8 million balance on a mortgage loan with GE; and
•	approximately $3.2 million of principal amortization on mortgage loans.

We believe the debt with Great Western Bank will be refinanced with Great Western Bank on acceptable terms. The seven hotels securing the loans with GE are held for sale, and if sold, we believe that the net proceeds from the sale of the hotels would be sufficient to satisfy the debt with GE. Alternatively, the Company believes it will be able to refinance the debt with GE on acceptable terms if the hotels are not sold.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

In connection with the Company’s election to be taxed as a REIT, it has also elected to be subject to the "built-in gain" rules on the assets formerly held by the old Supertel. Under these rules, taxes will be payable at the time and to the extent that the net unrealized gains on assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion.  The ten-year period ended November 1, 2011.

At December 31, 2013, the income tax bases of the Company’s assets and liabilities excluding those of TRS were approximately $169,602 and $79,308, respectively;  at December 31, 2012, they were approximately $213,219 and $116,225,  respectively.

We have provided a valuation allowance against our deferred tax assets at December 31, 2012 and 2013 that results in no net deferred tax asset at December 31, 2012 and 2013 due to the uncertainty of realization (because of historical operating losses). The TRS net operating loss carryforward from December 31, 2013 as determined for federal income tax purposes was approximately $20.0 million.  The availability of such loss carryforward will begin to expire in 2022.

Income tax expense (benefit) from continuing operations for the years ended December 31, 2013,  2012 and 2011 consists of the following:

	2013			2012			2011
	Federal	State	Total	Federal	State	Total	Federal	State	Total

Current	$0	$0	$0	$0	$0	$0	$0	$0	$0
Deferred	0	0	0	5,763	674	6,437	(135)	(25)	(160)

Total income tax benefit	$0	$0	$0	$5,763	$674	$6,437	$(135)	$(25)	$(160)

The actual income tax expense (benefit) from continuing operations of the TRS for the years ended December 31, 2013,  2012 and 2011 differs from the “expected” income tax expense (benefit) (computed by applying the appropriate U.S. federal income tax rate of 34% to earnings before income taxes) as a result of the following:

	2013	2012	2011

Computed "expected" income tax (benefit) expense	$(761)	$110	$(144)
State income taxes, net Federal income tax (benefit) expense	(89)	14	(16)
Increase in valuation allowance	850	6,337	0
Other	0	(24)	0
Total income tax expense (benefit)	$0	$6,437	$(160)

The continuing and discontinued combined tax effects of temporary differences that give rise to significant portions of the deferred tax assets and the deferred tax liability at December 31, 2013,  2012 and 2011 are as follows:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

	2013	2012	2011
Deferred Tax Assets:
Expenses accrued for consolidated financial statement
purposes, nondeductible for tax return purposes	$171	$234	$326

Net operating losses carried forward for federal
income tax purposes	7,599	6,289	5,524

Subtotal deferred tax assets	7,770	6,523	5,850
Valuation Allowance	(7,619)	(6,337)	0
Total deferred tax assets	151	186	5,850

Deferred Liabilities:
Tax depreciation in excess of book depreciation	151	186	240

Total deferred tax liabilities	151	186	240

Net deferred tax assets	$0	$0	$5,610

The TRS has estimated its income tax benefit using a combined federal and state rate of approximately 38%.  The TRS, before the valuation allowance provided at year end 2013 and 2012, had net deferred tax assets of $7.8 million, $6.5 million and $5.9 million,  as of the year ended 2013, 2012 and 2011, respectively, primarily due to current and past years’ tax net operating losses. These loss carryforwards will begin to expire in 2022 through 2033.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2013 and 2012.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers projected scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. These estimates of future taxable income inherently require significant judgment. Management uses historical experience and short and long-range business forecasts to develop such estimates. Further, we employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. A cumulative loss in recent years is a significant piece of evidence with respect to realizability that outweighs the other evidence.     A cumulative loss for recent years exists because of the company’s net operating losses in both the current year and prior two years. The company understands that as the loss years continue, the realizability of deferred taxes is impacted.  As a result of this analysis the company believes that a valuation allowance is necessary for the deferred tax asset as of December 31, 2013 and 2012.  The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability.  Our accounting for deferred tax consequences represents our best estimate of those future events.  Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

There was no valuation allowance at December 31, 2011.    An allowance of $7.6 million and $6.3 million was provided at December 31, 2013 and 2012, respectively.  As of December 31, 2012, the tax years that remain subject to examination by major tax jurisdictions generally include 2010 through 2012.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

Note 9.  Commitments and Contingencies and Other Related Party Transactions

HMA, Strand, Kinseth, and Cherry Cove, independent contractors, manage our hotels pursuant to hotel management agreements with TRS Lessee.  The management agreements provide that the management companies have control of all operational aspects of the hotels, including employee-related matters. HMA, Strand, Kinseth, and Cherry Cove must generally maintain each hotel in good repair and condition and make routine maintenance, repairs and minor alterations. Additionally, the management companies must operate the hotels in accordance with third party franchise agreements that cover the hotels, which includes using franchisor sales and reservation systems as well as abiding by franchisors’ marketing standards.  HMA, Strand, Kinseth,  and Cherry Cove may not assign their management agreements without our consent.  For further information regarding terms of the agreements see Note 1.

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

In an effort to meet the Company’s short-term liquidity needs, and because of the difficulty encountered in obtaining sources of borrowing to meet such needs, on November 10, 2011, the Audit Committee of the Board of Directors, then consisting of Messrs. Jung, Whittemore, and Zwerdling, approved a proposal for the purchase by four of the Company directors, Messrs. Borgmann, Dayton, Latham, and Walters (the “Purchasing Directors”), of the Amended and Restated Master Promissory Note maturing November 30, 2011 from Wells Fargo Bank, National Association (the “Note”) for the balance owed of principal and interest in the amount of $2.1 million.

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

The Audit Committee approved an amendment of the Note to extend its maturity to May 31, 2012 and to increase the per annum interest rate of 4.5% to 10% as consideration for the Purchasing Directors releasing the Company’s hotel from security for the Note.  As consideration for the personal guaranties by the Purchasing Directors of the Elkhorn Line of Credit, the Audit Committee approved payment of a fee of 2% per annum of the amount of their personal guaranties.

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

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

Various claims and legal proceedings arise in the ordinary course of business and may be pending against the Company and its properties. Based upon the information available, the Company believes that the resolution of any of these claims and legal proceedings should not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

Other

The Company assumed land lease agreements in conjunction with the purchase of one hotel. The lease requires monthly payments of the greater of $2 or 5% of room revenue through November 2091. Land lease expense from continuing operations totaled approximately $48,  $52 and $62 in 2013,  2012 and 2011, respectively, and is included in property operating expense.

The Company entered into office lease agreements in May of 2010 and December of 2011.  The two office leases mature in 2016 with the option to renew an additional five years.  Office lease expense totaled $162,  $161, and $59 during 2013,  2012, and 2011 respectively.

As of December 31, 2013, the future minimum lease payments applicable to non-cancellable operating leases are as follows:

Lease rents
2014	$191
2015	191
2016	179
2017	24
2018	24
Thereafter	1,750
$2,359

The land leases reflected in the table above represent continuing operations.  In addition, the Company has two land leases associated with properties in discontinued operations.  These two properties are expected to be sold in the next 12 months.  The annual lease payments of  $50 are not included in the table above.

The Company as of December 31, 2013 has agreements with a  restaurant and a cell tower operator for leased space at our hotel locations related to continuing operations.  The restaurant lease has a maturity date of 2020,  and the cell tower lease has a maturity date of 2016.  The restaurant lease has an escalation clause.  The escalation is based on percentages of gross sales. The restaurant and cell tower lease income from continuing operations totaled approximately $265,  $265 and $275 in 2013,  2012 and 2011, respectively, and is included in room rentals and other hotel services.

As of December 31, 2013, the future minimum lease receipts from the non-cancellable restaurants and cell tower leases are as follows:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

Lease receipts
2014	$122
2015	122
2016	118
2017	108
2018	108
Thereafter	216
$794

Note 10.  Series B Redeemable Preferred Stock

On June 3, 2008 the Company offered and sold 332,500 shares of 10.0% Series B Cumulative Preferred Stock.  The shares were sold for $25.00 per share and bear a liquidation preference of $25.00 per share.  Underwriting and other costs of the offering totaled approximately $0.6 million to the Company.  The net proceeds plus additional cash were used by the Company to pay an $8.5 million bridge loan with General Electric Capital Corporation. At December 31, 2013, 332,500 shares of 10.0% Series B preferred stock remained outstanding.

Dividends on the Series B preferred stock are cumulative and are payable quarterly in arrears on each  March 31, June 30, September 30 and December 31, or, if not a business day, the next succeeding business day, at the annual rate of 10.0% of the $25.00 liquidation preference per share, equivalent to a fixed annual amount of $2.50 per share.  Dividends on the Series B preferred stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared and whether or not such dividends are prohibited by agreement. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series B preferred stock to preserve capital and improve liquidity. Undeclared dividends on the Series B preferred stock will not bear interest. Undeclared dividends are $208, or 0.625 per share, as of December 31, 2013.

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

The Series B preferred stock is redeemable as of June 3, 2013.  The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on for cash at a redemption price of $25.00 per share, plus all undeclared dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all undeclared dividends.  At December 31, 2013, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

Note 11.  Noncontrolling Interest of Common and Preferred Units in SLP

At December 31, 2013,  97,008 of SLP’s common operating partnership units (“Common OP Units”) were outstanding. The redemption values for the Common OP Units are $87 and $99 for 2013 and 2012 respectively. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Common OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. When a limited partner tenders Common OP Units to SLP for redemption, the Company can, in its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. During 2013, 2012, and 2011,  0, 0, and 61,153, respectively, Common OP Units were redeemed for common shares of SHI.

At December 31, 2013,  none of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The Preferred OP Units received a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and did not participate in the allocations of profits and losses of SLP. All holders elected to have their Preferred OP Units redeemed on October 24, 2012, and the 11,424 units were redeemed at $10 per unit. In October 2011, 39,611 units were redeemed at $10 per unit.

Noncontrolling Interest Reconciliation of Common and Preferred Units

	Redeemable		Total
	Noncontrolling	Noncontrolling	Noncontrolling
	Interest	Interest	Interest
Balance at January 1, 2011	$511	$335	$846
Partner draws	(49)	0	(49)
Conversion of OP units	(397)	(119)	(516)
Noncontrolling interest	49	(81)	(32)
Balance at December 31, 2011	$114	$135	$249
Partner draws	(10)	0	(10)
Conversion of OP units	(114)	0	(114)
Noncontrolling interest	10	(20)	(10)
Balance at December 31, 2012	$0	$115	$115
Partner draws	0	0	0
Conversion of OP units	0	0	0
Noncontrolling interest	0	(2)	(2)
Balance at December 31, 2013	$0	$113	$113

Note 12. Common Stock

The Company’s common stock is duly authorized, full paid and non-assessable.  At December 31, 2013 and 2012, members of the Board of Directors and executive officers owned approximately 10.8% and 14.2%, respectively, of the Company’s outstanding common stock.

On March 29, 2011, the Company entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which the Company may offer and sell up to 250,000 shares of common stock from time to

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock, if sold, will be sold pursuant to a Company’s registration statement filed with the Securities and Exchange Commission.  The Company sold through JMP, as its agent, an aggregate of 11,466 shares of common stock in 2011, pursuant to ordinary brokers’ transactions on the Nasdaq Stock Market.  Gross proceeds in 2011 were $97,  commissions to agent were $5, other miscellaneous expenses were $3,  and net proceeds to the Company were $89.

The Company also has Series A preferred stock (see Note 13), Series B preferred stock (see Note 10) and Series C convertible preferred stock (see Note 14), outstanding.

Note 13. Series A Preferred Stock

On December 30, 2005 the Company offered and sold 1,521,258 shares of 8% Series A preferred stock.  The shares were sold for $10.00 per share and bear a liquidation preference of $10.00 per share.  At December 31, 2013,  2012 and 2011,  803,270 shares each year of Series A preferred stock remained outstanding. Dividends on the Series A preferred stock are cumulative and are payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share.  Dividends on the Series A preferred stock accrue regardless of whether or not the Company has earnings, whether there are funds legally available for the payment of such dividends and whether or not such dividends are declared. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series A preferred stock to preserve capital and improve liquidity. Unpaid dividends will accumulate and bear additional dividends at 8%, compounded monthly. Undeclared dividends are $54, or 0.067 per share, as of December 31, 2013.

The Series A preferred stock with respect to dividend rights and rights upon the Company’s  liquidation, dissolution or winding up, ranks senior to all classes or series of the Company’s common stock, senior or on parity with all other classes or series of preferred stock and junior to all of the Company’s existing and future indebtedness.   Upon liquidation all Series A preferred stock will be entitled to $10.00 per share plus undeclared dividends. The Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares unless it has also paid (or set aside for payment) the full cumulative distributions on the preferred shares for the current and all past dividend periods. The outstanding preferred shares do not have any maturity date, and are not subject to mandatory redemption.

The Series A preferred stock had no conversion rights, the former conversion rights of the Series A preferred stock were cancelled as of February 20, 2009.

The Series A preferred stock will be redeemable on or after January 1, 2009 for cash, at the Company’s option, in whole or from time to time in part, at $10.00 per share, plus undeclared dividends to the redemption date.

Note 14. Series C Convertible Preferred Stock

The Company entered into a Purchase Agreement dated November 16, 2011 for the issuance and sale of Supertel’s Series C convertible preferred stock and warrants under a private transaction to Real Estate Strategies, L.P. a Bermuda Partnership (“RES”). On January 31, 2012 at a special meeting, the shareholders of Supertel, by the requisite vote, approved the issuance and sale of up to 3,000,000 shares of the Series C convertible preferred stock of Supertel, up to 30,000,000 shares of common stock of Supertel which may be issued upon conversion of the

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

Series C convertible preferred stock, and warrants to purchase up to an additional 30,000,000 shares of common stock, to RES pursuant to the Purchase Agreement. In two closings on February 1, 2012 and February 15, 2012, the Company completed the sale to RES of 3,000,000 shares of Series C convertible preferred stock and warrants to purchase 30,000,000 shares of common stock at an exercise price of $1.20 per common share.  In connection with the one-for-eight reverse split, the aggregate number of shares of common stock issuable upon the exercise of the warrants was decreased from 30,000,000 to 3,750,000 shares. The exercise price of the warrants was increased from $1.20 per share of common stock to $9.60 per share.

Each share of Series C convertible preferred stock is entitled to a dividend of $0.625 per year payable in equal quarterly dividends. Each share of Series C convertible preferred stock has a liquidation preference of $10.00 per share, in cash, plus an amount equal to any undeclared dividends. Undeclared dividends on the Series C convertible preferred stock accumulate and earn additional dividends at 6.25% interest, compounded quarterly. With respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, the Series C convertible preferred stock ranks: (a) on parity with the Series A preferred stock and Series B preferred stock and other future series of preferred stock designated to rank on parity, and (b) senior to the common stock and other future series of preferred stock designated to rank junior, and (c) junior to the Company’s existing and future indebtedness. On December 11, 2013, the Company’s board of directors elected to suspend the payment of monthly dividends on the outstanding shares of its Series C Cumulative Preferred Stock.    Undeclared dividends are $469, or 0.156 per share, as of December 31, 2013.

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

As long as RES has the right to designate two or more directors to the Company Board of Directors pursuant to the Directors Designation Agreement, the following requires the approval of RES and IRSA Inversiones y Representaciones Sociedad Anónima:

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

Note 15.  Stock-Based Compensation

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

The Company has a 2006 Stock Plan (the “Plan”) which has been approved by the Company’s shareholders. The Plan authorizes the grant of stock options, stock appreciation rights, restricted stock and stock bonuses for up to 62,500 shares of common stock. At the annual shareholders meeting on May 22, 2012, the shareholders of the Company approved an amendment which (a) removed the restrictions in the Plan that prohibit more than 20% of the awards being given to any one participant or to the independent directors as a group, or prohibiting more than 20% of the awards being made in restricted stock or bonus shares, and (b) increased the number of shares available under the Plan from 37,500 shares to 62,500 shares.

Options

As of December 31, 2013, 17,295 stock options have been awarded under the Plan.  The exercise price is equal to the average of the high and low sales price of the stock as reported on the National Association of Securities Dealers Automated Quotation system (NASDAQ) on the grant date.  A total of 17,295 shares of common stock have been reserved for issuance pursuant to the Plan with respect to the granted options.

On July 15, 2013, the Company granted share awards and stock options to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The share awards total 3,125 authorized but previously unissued shares of the Company’s common stock with a grant date price of $7.28. The shares vest based on continued employment of the executive, and the restrictions lapse in 33.3% increments on each of the first, second and third anniversaries of issuance. There were 3,125 unvested awards as of December 31, 2013. The stock options entitle the executive to purchase 3,125 authorized but previously unissued shares of the Company’s common stock at an exercise price of $8.08 per share.  The stock options have a four-year term and vest in equal one-third increments on each of the first, second and third anniversaries of issuance provided that the executive is employed by the Company on each such vesting date.  The stock options and share awards will become fully vested in the event of a change of control of the company or upon the executive’s death or disability.

As of December 31, 2013, the total unrecognized compensation cost related to non-vested stock options awards was $4, which is expected to be recognized over the next 31 months.

During 2013 and 2012 the Company’s options granted were 3,125 and 5,625, respectively, with a weighted average grant date fair value per option of $1.61 and $0.39, respectively.  The total intrinsic value of options exercised was $0 for all three fiscal years 2013, 2012 and 2011.  The closing market price of our common stock on the last day of 2013 was $2.44 per share. There is no intrinsic value for the vested options as of December 31, 2013 and 2012.

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.  The Company uses historical data among other factors to estimate the expected price volatility, the expected option life, the dividend rate and expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the option.  The following table summarizes the estimates used in the Black-Scholes option-pricing model related to the 2013 and 2012 grants:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

	Grant Date
	07/15/13	12/04/12
Volatility	48.60%	54.00%
Expected dividend yield	6.00%	0.80%
Expected term (in years)	4.00	4.00
Risk free interest rate	1.02%	0.49%

The following table summarizes the Company’s activities with respect to its stock options for the year ended December 31, 2013 as follows:

				Weighted-
		Weighted-	Aggregate	Average	Aggregate
		Average	Fair	Remaining	Intrinsic
	Shares	Exercise Price	Value	Contractual Term	Value
Outstanding at December 31, 2012	27,875	$11.03	$80
Granted	3,125	8.08	10
Exercised	0	0.00	0
Forfeited or expired	10,937	12.32	30
Outstanding at December 31, 2013	20,063	$9.86	$54	1.89	$0.00
Exercisable at December 31, 2013	16,938	$10.19	$49	1.59	$0.00

Non Vested Share Awards

During 2013 and 2012, the Company granted 2,813 and 5,625 non-vested shares of common stock under the 2006 Stock Plan. As of December 31, 2013 and 2012, the Company had 5,938 and 5,625, respectively, non-vested shares of common stock outstanding under the Plan. The shares vest over one to three years following the date of grant. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. The Company recognized $23 and $12 of non-cash compensation for the years ended December 31, 2013 and 2012, respectively, related to this non-vested stock.

As of December 31, 2013 the total unrecognized compensation cost related to non-vested stock awards was $36 and is expected to be recognized over the next 31 months.

Investment Committee Share Compensation

In March 2012 the Board of Directors approved the recommendation by the Compensation Committee that the independent directors serving as members of the Investment Committee receive their monthly Investment Committee fees in the form of shares of the Company’s Common Stock issued under the 2006 Stock Plan, priced as the average of the closing price of the stock for the first 20 trading days for the calendar year. The shares issued to the independent directors of the Investment Committee for the twelve months ended December 31, 2013 and 2012 were 2,241 and 3,819, respectively.

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the share-based compensation related to employees and directors for the years ended December 31, 2013, 2012 and 2011 was $56,  $44 and $29,

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

respectively.  At December 31, 2013, we had unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock awards in the amount of $40.  This expense is expected to be recognized over the next 31 months.  The amount related to non-vested stock options awards was $4, which is expected to be recognized over the next 31 months.  We recognize compensation expense using the straight-line method over the vesting period.

Note 16.  Supplementary Data

The following tables present our unaudited quarterly results of operations for 2013 and 2012:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

	Quarters Ended (unaudited)
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013	2013

2013
Revenues	$11,862	$15,443	$16,292	$12,566	$56,163
Expenses	13,029	14,042	16,326	12,962	56,359
Earnings (loss) before net losses on disposition
of assets, other income, interest, noncontrolling
interest and income tax expense (benefit)	(1,167)	1,401	(34)	(396)	(196)

Net losses on dispositions of assets	(29)	(8)	(9)	(1)	(47)
Other income (expense)	(297)	2,131	2,671	5,557	10,062
Interest	(1,473)	(1,465)	(1,479)	(1,546)	(5,963)
Loss on debt extinguishment	(91)	(117)	(161)	(89)	(458)
Impairment losses	0	(7)	(164)	(2,495)	(2,666)

Earnings (loss) from continuing operations
before income taxes	(3,057)	1,935	824	1,030	732

Income tax expense (benefit)	0	0	0	0	0

Earnings (loss) from continuing operations	(3,057)	1,935	824	1,030	732

Discontinued operations	(1,008)	443	875	(2,395)	(2,085)

Net earnings (loss)	(4,065)	2,378	1,699	(1,365)	(1,353)

Noncontrolling interest	7	(4)	(3)	2	2

Net income (loss) attributable to controlling interests	(4,058)	2,374	1,696	(1,363)	(1,351)

Preferred stock dividend declared and undeclared	(837)	(837)	(837)	(838)	(3,349)

Net earnings (loss) available to common shareholders	$(4,895)	$1,537	$859	$(2,201)	$(4,700)

NET EARNINGS (LOSS) PER COMMON
SHARE - BASIC AND DILUTED
EPS from continuing operations	$(1.35)	$0.38	$(0.01)	$0.07	$(0.91)
EPS from discontinued operations	$(0.35)	$0.15	$0.31	$(0.83)	$(0.72)
EPS Basic and Diluted	$(1.70)	$0.53	$0.30	$(0.76)	$(1.63)

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

	Quarters Ended (unaudited)
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012	2012

2012
Revenues	$11,799	$15,944	$17,031	$13,431	$58,205
Expenses	12,194	13,756	14,792	13,370	54,112
Earnings before net losses on disposition
of assets, other income, interest, noncontrolling
interest and income tax expense (benefit)	(395)	2,188	2,239	61	4,093

Net gains (losses) on dispositions of assets	(3)	(2)	13	(5)	3
Other income	(1,212)	872	(1,138)	1,334	(144)
Interest	(1,449)	(1,388)	(1,377)	(1,477)	(5,691)
Loss on debt extinguishment	(12)	(38)	(1)	(87)	(138)
Impairment losses	266	(2,735)	0	(364)	(2,833)
Loss from continuing operations
before income taxes	(2,805)	(1,103)	(264)	(538)	(4,710)

Income tax expense (benefit)	(314)	381	282	6,088	6,437

Loss from continuing operations	(2,491)	(1,484)	(546)	(6,626)	(11,147)

Discontinued operations	(1,480)	3,924	(1,720)	203	927

Net earnings (loss)	(3,971)	2,440	(2,266)	(6,423)	(10,220)

Noncontrolling interest	6	(8)	1	11	10

Net income (loss) attributable to controlling interests	(3,965)	2,432	(2,265)	(6,412)	(10,210)

Preferred stock dividend	(657)	(837)	(837)	(838)	(3,169)

Net earnings (loss) available to common shareholders	$(4,622)	$1,595	$(3,102)	$(7,250)	$(13,379)

NET EARNINGS (LOSS) PER COMMON
SHARE - BASIC AND DILUTED
EPS from continuing operations	$(1.09)	$(0.81)	$(0.48)	$(2.58)	$(4.96)
EPS from discontinued operations	$(0.51)	$1.36	$(0.60)	$0.07	$0.32
EPS Basic and Diluted	$(1.60)	$0.55	$(1.08)	$(2.51)	$(4.64)

Note 17. Litigation

Various claims and legal proceedings arise in the ordinary course of business and may be pending against the Company and its properties. Based upon the information available, the Company believes that the resolution of any of the claims and legal proceedings should not have a material adverse affect on its consolidated financial position, results of operations or cash flows. A lawsuit has been filed against the Company in Muscogee County

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

Superior Court in Columbus, Georgia; filed by a plaintiff on October 22, 2013. The plaintiff is alleging injury from an altercation with an employee at the Columbus, Georgia Super 8.  The Plaintiff is seeking to recover for damages arising out of physical and mental injury, lost wages, pain and suffering, past and future medical expenses and punitive or exemplary damages.

The Company has not recorded a liability for the unsettled claim as the amount of the loss contingency is not reasonably estimable. The Company will continue to evaluate whether the loss contingency amounts are estimable. The damages claimed by the plaintiff for the unsettled claim are in excess of $5.0 million. The company retains three tranches of commercial general liability insurance with aggregate limits of $51 million. There are no deductibles on any of the tranches.

Note  18.  Subsequent Events

On January 9, 2014, the Company entered into a loan agreement with RES, whereby the Company may borrow up to $2,000,000 from time to time in revolving loans, subject to the conditions therein.  In the event the Company does not complete a rights offering of common stock on or before April 15, 2014, RES has the option until July 9, 2015, the maturity date of the loan agreement, subject to any ownership limitations RES may then be subject to, to convert up to $2,000,000 of the loan into a number of shares of common stock of the Company (the “Loan Conversion”) determined at the rate per share equal to the greater of (a) the average weighted price of the common stock of the Company for the five trading days preceding the day RES exercises the Loan Conversion, or (b) the greater of book or market value of the common stock at the time, and as determined, with respect to Nasdaq Marketplace Rule 5635(d).

Our loan facilities with GE require us to maintain certain financial covenants.  As of December 31, 2013, our before dividend fixed charge coverage ratio (FCCR) with respect to our GE-encumbered properties (as defined in the loan agreement) was 1.30:1 (with a requirement of 1.30:1), our before dividend consolidated FCCR (as defined in the loan agreement) was 1.01:1 (versus a requirement of 1.20:1) and our after dividend consolidated FCCR (as defined in the loan agreement) was 0.78:1 (versus a requirement of 1.00:1). Further, the Company does not currently project that it will be able to satisfy these covenants as of March 31, 2014.  On March 14, 2014, the Company received a waiver for non-compliance with these covenants as of December 31, 2013 and March 31, 2014.

In connection with the waiver, our loan facilities with GE were also amended to require that, through the term of the loans, we maintain: (a) a minimum before dividend FCCR with respect to our GE-encumbered properties (based on a rolling 12-month period) of 1.10:1 as of June 30, 2014, which requirement increases periodically thereafter to 1.20:1 as of December 31, 2014; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 70% as of June 30, 2014, which requirement decreases periodically thereafter to 60% as of December 31, 2014; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 0.70:1 as of June 30, 2014, which requirement increases periodically thereafter to 1.00:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.75:1 as of June 30, 2014, which requirement increases periodically thereafter to 1.00:1 as of December 31, 2014.

The GE amendment, among other things, also: (a) provides that the consolidated FCCRs are not required to be tested as of the end of any fiscal quarter if the loan to value ratio with respect to our GE-encumbered properties is 60% or less; (b) implements changes beneficial to the Company regarding release of collateral, prepayment fees and loan reamortizations; (c) requires that any variable rate loans remaining outstanding as of December 31, 2014 be converted to fixed rate loans bearing interest at 4.75%; and (d) requires payment of a $380,000 modification fee.

On March 10, 2014 the Company sold a Super 8 in Shawano, Wisconsin (55 rooms) for $1.1 million. Proceeds were used to reduce the balance of the revolving credit facility with Great Western Bank.

.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2013

				Additions, (Dispositions),
				(Impairments)
		Initial Cost		Subsequent to Acquisition		Gross Amount at December 31, 2013
			Buildings &		Buildings &		Buildings &	Accumulated	Net
Hotel and Location	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Depreciation	Book Value
Comfort Inn
Chambersburg, Pennsylvania	MS	$89,000	$2,346,362	$0	$425,791	$89,000	$2,772,153	$(1,342,425)	$1,518,728
Culpeper, Virginia	MS	182,264	2,142,652	0	707,581	182,264	2,850,233	(1,353,377)	1,679,120
Farmville, Virginia	MS	253,618	2,162,087	0	640,161	253,618	2,802,248	(1,539,741)	1,516,125
Morgantown, West Virginia	MS	398,322	3,853,651	0	1,106,168	398,322	4,959,819	(2,616,149)	2,741,992
New Castle, Pennsylvania	MS	56,648	4,101,254	0	785,014	56,648	4,886,268	(2,304,123)	2,638,793
Princeton, West Virginia	MS	387,567	1,774,501	0	827,416	387,567	2,601,917	(1,476,188)	1,513,296
Rocky Mount, Virginia	MS	193,841	2,162,429	0	548,606	193,841	2,711,035	(1,280,956)	1,623,920
Solomons, Maryland	GE	2,303,990	2,988,255	0	2,134,318	2,303,990	5,122,573	(3,221,175)	4,205,388
Alexandria, Virginia	MPC	2,500,000	9,373,060	0	1,945,262	2,500,000	11,318,322	(2,833,270)	10,985,052
Glasgow, Kentucky	GE	500,000	2,456,305	0	632,760	500,000	3,089,065	(811,555)	2,777,510
Shelby, North Carolina	MS	253,921	2,782,042	0	1,968,090	253,921	4,750,132	(2,375,219)	2,628,834
Harlan, Kentucky	GE	0	2,949,276	0	1,613,147	0	4,562,423	(1,622,576)	2,939,847

Super 8
Creston, Iowa	MS	56,000	840,580	89,607	2,454,344	145,607	3,294,924	(2,031,011)	1,409,520
Columbus, Nebraska	SOLD	51,716	571,178	(51,716)	(571,178)	0	0	0	0
O'Neill, Nebraska	MS	75,000	667,074	46,075	1,207,571	121,075	1,874,645	(1,163,315)	832,405
Omaha, Nebraska	GWB	164,034	1,053,620	0	1,310,855	164,034	2,364,475	(1,685,189)	843,320
Lincoln, Nebraska (Cornhusker)	GWB	226,174	1,068,520	271,817	1,967,154	497,991	3,035,674	(2,063,046)	1,470,619
Keokuk, Iowa	MS	55,000	642,783	71,175	658,949	126,175	1,301,732	(1,009,212)	418,695
Iowa City, Iowa	MS	227,290	1,280,365	0	669,753	227,290	1,950,118	(1,518,655)	658,753
Kirksville, Missouri	GWB	151,225	830,457	0	435,318	151,225	1,265,775	(929,580)	487,420
Burlington, Iowa	MS	145,000	867,116	0	418,248	145,000	1,285,364	(933,400)	496,964
Hays, Kansas	GWB	317,762	1,133,765	19,519	548,075	337,281	1,681,840	(1,266,117)	753,004
Moberly, Missouri	GWB	60,000	1,075,235	0	503,832	60,000	1,579,067	(1,182,921)	456,146
Pittsburg, Kansas	MS	130,000	852,131	0	401,547	130,000	1,253,678	(930,849)	452,829
Manhattan, Kansas	GWB	261,646	1,254,175	(10,000)	704,869	251,646	1,959,044	(1,353,562)	857,128
Mt. Pleasant, Iowa	MS	85,745	536,064	21,508	613,297	107,253	1,149,361	(799,730)	456,884
Pella, Iowa	SOLD	61,853	664,610	(61,853)	(664,610)	0	0	0	0
Storm Lake, Iowa	MS	90,033	819,202	41,344	660,733	131,377	1,479,935	(949,208)	662,104

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2013

				Additions, (Dispositions),
				(Impairments)
		Initial Cost		Subsequent to Acquisition		Gross Amount at December 31, 2013
			Buildings &		Buildings &		Buildings &	Accumulated	Net
Hotel and Location	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Depreciation	Book Value
Super 8 - continued
West Plains, Missouri	GWB	$112,279	$861,178	$0	$288,525	$112,279	$1,149,703	$(766,280)	$495,702
Jefferson City, Missouri	SOLD	264,707	1,206,886	(264,707)	(1,206,886)	0	0	0	0
Wayne, Nebraska	SOLD	79,127	685,135	(79,127)	(685,135)	0	0	0	0
Batesville, Arkansas	GWB	81,483	811,371	0	438,733	81,483	1,250,104	(604,331)	727,256
Omaha, Nebraska (West Dodge)	GWB	593,518	1,758,275	(30,027)	415,885	563,491	2,174,160	(1,233,901)	1,503,750
Norfolk, Nebraska	FSB	226,971	1,587,581	0	655,041	226,971	2,242,622	(1,228,496)	1,241,097
Fort Madison, Iowa	SOLD	104,855	871,075	(104,855)	(871,075)	0	0	0	0
Portage, Wisconsin	MS	203,032	1,839,321	0	390,958	203,032	2,230,279	(1,214,913)	1,218,398
Shawano, Wisconsin	FSB	244,935	1,672,123	(40,546)	92,696	204,389	1,764,819	(981,835)	987,373
Tomah, Wisconsin	GWB	211,975	2,079,714	(59,834)	478,167	152,141	2,557,881	(1,384,568)	1,325,454
Menomonie, Wisconsin	MS	451,520	2,398,446	0	459,196	451,520	2,857,642	(1,421,609)	1,887,553
Clarinda, Iowa	GWB	75,000	1,276,923	0	238,087	75,000	1,515,010	(445,607)	1,144,403
Billings, Montana	GE	518,000	4,807,220	0	311,635	518,000	5,118,855	(1,108,466)	4,528,389
Boise, Idaho	GE	612,000	5,709,976	(308,414)	(2,847,432)	303,586	2,862,544	(440,791)	2,725,339
Columbus, Georgia	GE	441,000	4,173,299	(276,343)	(2,597,356)	164,657	1,575,943	(247,825)	1,492,775
Terre Haute, Indiana	GE	547,000	4,976,600	(314,145)	(2,627,756)	232,855	2,348,844	(588,198)	1,993,501
Green Bay, Wisconsin	GE	570,000	2,784,052	(16,031)	111,838	553,969	2,895,890	(585,417)	2,864,442

Sleep Inn
Omaha, Nebraska	EVB	400,000	3,275,773	(73,924)	(223,844)	326,076	3,051,929	(437,875)	2,940,130
Louisville, Kentucky	SOLD	350,000	1,288,002	(350,000)	(1,288,002)	(0)	0	0	(0)

Quality Inn
Danville, Kentucky	MS	155,717	2,971,403	0	865,617	155,717	3,837,020	(2,037,716)	1,955,021
Minocqua, Wisconsin	SOLD	214,505	1,458,389	(214,505)	(1,458,389)	0	0	0	0
Sheboygan, Wisconsin	GWB	286,970	1,716,782	0	627,861	286,970	2,344,643	(1,186,939)	1,444,674

Clarion
Cleveland, Tennessee	MS	212,914	2,370,499	0	1,121,611	212,914	3,492,110	(1,898,051)	1,806,973

				Additions, (Dispositions),

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2013

				(Impairments)
		Initial Cost		Subsequent to Acquisition		Gross Amount at December 31, 2013
			Buildings &		Buildings &		Buildings &	Accumulated	Net
Hotel and Location	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Depreciation	Book Value
Rodeway Inn
Fayetteville, North Carolina	CITI	$725,000	$3,910,514	$0	$600,363	$725,000	$4,510,877	$(1,500,097)	$3,735,780
Fayetteville Car Wash, North Carolina	CITI	0	164,128	0	8,707	0	172,835	(73,842)	98,993

Comfort Suites
Ft. Wayne, Indiana	CITI	1,200,000	4,803,605	0	1,473,356	1,200,000	6,276,961	(1,953,780)	5,523,181
Lafayette, Indiana	CITI	850,000	3,473,808	0	640,482	850,000	4,114,290	(1,274,616)	3,689,674
Marion, Indiana	CITI	430,000	1,945,383	0	825,738	430,000	2,771,121	(910,813)	2,290,308
South Bend, Indiana	GE	500,000	11,512,314	(196,456)	1,106,341	303,544	12,618,655	(3,209,613)	9,712,586
Warsaw, Indiana	CITI	650,000	2,500,570	0	566,644	650,000	3,067,214	(925,570)	2,791,644
Louisville, Kentucky	SOLD	500,000	2,186,715	(500,000)	(2,186,715)	(0)	0	0	(0)

Guest House Inn
Ellenton, Florida	SOLD	290,373	2,102,371	(290,373)	(2,102,371)	0	0	0	0

Baymont Inn
Brooks, Kentucky	GE	500,000	2,008,474	(212,952)	(490,588)	287,048	1,517,886	(486,975)	1,317,959

Days Inn
Farmville, Virginia	MS	384,591	1,967,727	0	495,522	384,591	2,463,249	(1,328,557)	1,519,283
Alexandria, Virginia	MPC	2,500,000	6,544,271	0	1,909,411	2,500,000	8,453,682	(2,309,193)	8,644,489
Fredericksburg South, Virginia	SOLD	1,510,000	1,786,979	(1,510,000)	(1,786,979)	0	0	0	0
Shreveport, Louisiana	NON	1,250,000	2,964,484	(877,873)	(1,148,257)	372,127	1,816,227	(757,057)	1,431,297
Bossier City, Louisiana	GWB	1,025,000	5,117,686	(613,872)	(2,407,230)	411,128	2,710,456	(721,584)	2,400,000
Fredericksburg North, Virginia	SOLD	650,000	3,142,312	(650,000)	(3,142,312)	0	0	0	0
Ashland, Kentucky	GE	320,000	1,303,003	0	448,415	320,000	1,751,418	(530,220)	1,541,198
Glasgow, Kentucky	GE	425,000	2,206,805	0	205,759	425,000	2,412,564	(535,754)	2,301,810
Sioux Falls, Airport	GE	0	2,397,714	0	37,318	0	2,435,032	(622,238)	1,812,794
Sioux Falls, Empire	GE	480,000	1,988,692	(4,664)	295,517	475,336	2,284,209	(548,050)	2,211,495

				Additions, (Dispositions),
				(Impairments)

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2013

		Initial Cost		Subsequent to Acquisition		Gross Amount at December 31, 2013
			Buildings &		Buildings &		Buildings &	Accumulated	Net
Hotel and Location	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Depreciation	Book Value
Extended Stay-Savannah Suites
Atlanta, Georgia	GE	$1,865,000	$3,997,960	$(981,833)	$(1,789,223)	$883,167	$2,208,737	$(541,662)	$2,550,242
Augusta, Georgia	GE	750,000	3,816,246	(209,297)	(587,655)	540,703	3,228,591	(944,628)	2,824,666
Chamblee, Georgia	GE	1,650,000	3,563,648	0	171,693	1,650,000	3,735,341	(910,007)	4,475,334
Greenville, South Carolina	GE	550,000	3,408,375	(255,316)	(1,462,218)	294,684	1,946,157	(393,729)	1,847,112
Jonesboro, Georgia	GE	875,000	2,978,463	(556,072)	(1,682,776)	318,928	1,295,687	(356,104)	1,258,511
Savannah, Georgia	GE	1,250,000	4,052,678	(535,827)	(1,746,269)	714,173	2,306,409	(320,245)	2,700,337
Stone Mountain, Georgia	GE	725,000	3,840,600	(433,101)	(2,091,960)	291,899	1,748,640	(386,945)	1,653,594

Supertel Inn
Creston, Iowa	GWB	234,866	2,708,224	0	41,658	234,866	2,749,882	(834,311)	2,150,437

Key West Inns
Key Largo, Florida	MS	339,425	3,238,530	0	1,373,819	339,425	4,612,349	(2,265,682)	2,686,092

Masters
Columbia-I26, South Carolina	SOLD	450,000	1,395,861	(450,000)	(1,395,861)	(0)	0	0	(0)
Columbia-Knox Abbot Dr, South Carolina	SOLD	0	1,474,612	0	(1,474,612)	0	0	0	0
Charleston North, South Carolina	SOLD	700,000	2,895,079	(700,000)	(2,895,079)	0	0	0	0
Garden City, Georgia	SOLD	570,000	2,443,603	(570,000)	(2,443,603)	(0)	0	0	(0)
Tampa East, Florida	SOLD	192,416	3,413,132	(192,416)	(3,413,132)	0	0	0	0
Tuscaloosa, Alabama	SOLD	740,000	4,025,844	(740,000)	(4,025,844)	(0)	0	0	(0)

Hilton Garden Inn
Dowell, Maryland	CAN	1,400,000	9,815,044	0	468,507	1,400,000	10,283,551	(506,819)	11,176,732

Subtotal Hotel Properties		42,716,828	226,924,226	(12,175,034)	(10,260,388)	30,541,794	216,663,838	(83,553,458)	163,652,174
Construction in progress		0	0	0	617,075	0	617,075	0	617,075
Office building		68,765	1,516,627	(68,765)	(872,116)	0	644,511	(558,162)	86,349
Total		$42,785,593	$228,440,853	$(12,243,799)	$(10,515,429)	$30,541,794	$217,925,424	$(84,111,620)	$164,355,598

Encumbrance codes refer to the following lenders:

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2013

MS	Morgan Stanley	GE	GE Franchise Finance
GWB	Great Western Bank	CITI	Citigroup Global Markets Realty
FSB	First State Bank	CAN	Cantor
MPC	Middle Patent Capital	EVB	Elkhorn Valley Bank
NON	Unencumbered

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

	ASSET BASIS	Total

(a)	Balance at January 1, 2011	$338,380,198

	Additions to buildings and improvements	$4,963,538
	Disposition of buildings and improvements	(16,983,570)
	Impairment loss	(19,207,224)
	Balance at December 31, 2011	$307,152,942

	Additions to buildings and improvements	$17,168,418
	Disposition of buildings and improvements	(32,488,064)
	Impairment loss	(12,343,775)
	Balance at December 31, 2012	$279,489,521

	Additions to buildings and improvements	$6,584,523
	Disposition of buildings and improvements	(29,462,989)
	Impairment loss	(8,143,837)
	Balance at December 31, 2013	$248,467,218

	ACCUMULATED DEPRECIATION	Total

(b)	Balance at January 1, 2011	$98,146,022

	Depreciation for the period ended December 31, 2010	$9,996,077
	Depreciation on assets sold or disposed	(5,324,345)
	Impairment loss	(4,899,083)
	Balance at December 31, 2011	$97,918,671

	Depreciation for the period ended December 31, 2011	$8,787,781
	Depreciation on assets sold or disposed	(16,135,646)
	Impairment loss	(2,171,898)
	Balance at December 31, 2012	$88,398,908

	Depreciation for the period ended December 31, 2012	$7,294,142
	Depreciation on assets sold or disposed	(10,523,012)
	Impairment loss	(1,058,418)
	Balance at December 31, 2013	$84,111,620

(c)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately 282 million (unaudited).

(d)	Depreciation is computed based upon the following useful lives:

Buildings and improvements     15 - 40 years

Furniture and equipment             3 - 12 years

(e)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in Note 7 to the consolidated financial statements.

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

Management’s  Report On  Internal Control  Over  Financial  Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, as a result of the identified material weaknesses described below, the Company’s management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2013.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim annual financial statements will not be prevented or detected.

In connection with management’s assessment of internal control over financial reporting, we have identified the following deficiencies in our internal control over financial reporting that we deemed to be material weaknesses.

The Company has implemented a control which requires the review of determinations regarding where held for use property has had an impairment triggering event and, if so, the amount of the impairment. This control requires that follow-up of the items that were identified during the review.  Reviewing personnel failed to follow up on items identified during the review. This deficiency resulted in a material misstatement to investments in hotel properties in the preliminary consolidated financial statements, which was corrected by management prior to the issuance of the consolidated financial statements.

The Company’s process for the review of supporting documents and calculations for the purposes of reflecting transactions in the financial statements did not operate effectively. Management’s review failed to detect errors in certain inputs and supporting calculations regarding financial statement amounts. This deficiency resulted in a material misstatement to derivative liabilities in the preliminary consolidated financial statements, which were corrected by management prior to the issuance of the consolidated financial statements.

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

On March 14, 2014, the Company received waivers for non-compliance with certain financial covenants with GE Franchise Finance Commercial LLC (“GE”), and its loan facilities with GE were amended, as described in, and incorporated herein by reference from, Item 7 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

Information concerning the directors and executive officers of the Company is incorporated by reference from information relating to executive officers of the Company set forth in Part I of this Form 10-K and from the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) under the captions “Corporate Governance” and “Election of Directors.”

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

Information required by Item 405 of Regulation 5-K is incorporated by reference from the 2014 Proxy Statement under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

Information regarding executive and director compensation is incorporated by reference from the 2014 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-end,” and “Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, of each director and executive officer of Supertel Hospitality, Inc., and all directors and executive officers as a group, is incorporated by reference from the 2014 Proxy Statement under the caption “Ownership of the Company’s Common Stock By Management and Certain Beneficial Owners.”

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under existing equity compensation plans as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	16,938	$10.19	17,295
Equity compensation plans not approved by security holders	3,125	8.08	-
Total	20,063	$9.86	17,295

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2014 Proxy Statement under the caption “Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2014 Proxy Statement under the caption “Independent Public Registered Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Section 2	Financial Statements and Schedules.

Page
Report of Independent Registered Public Accounting Firm	57
Consolidated Balance Sheets as of December 31, 2013 and 2012	58
Consolidated Statements of Operations

Exhibits.

3.1 Second Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated August 9,  2013).

3.2  Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 29, 2013).

10.1  Third Amended and Restated Agreement of Limited Partnership of Supertel Limited Partnership, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.2  First Amended and Restated Master Lease Agreement dated as of November 26, 2002  between Supertel Limited Partnership, E&P Financing Limited Partnership, TRS Leasing, Inc. and Solomons Beacon Inn Limited Partnership (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.3  Management Agreement dated May 16, 2007 between TRS Leasing, Inc. and HLC Hotels, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.4* Amendment to Management Agreement dated July 15, 2008 between TRS Leasing, Inc. and HLC Hotels, Inc.

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

10.9*  Amended and Restated Loan Agreement dated December 3, 2008 by and between the Company and Great Western Bank.

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

10.16  Seventh Amendment to Amended and Restated Loan Agreement dated March 26, 2013 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2013).

10.17  Eighth Amendment to Amended and Restated Loan Agreement dated July 31, 2013 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.18    Promissory Notes, Loan Agreement and form of Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 18, 2006 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.19    Unconditional Guaranty of Payment and Performance dated August 18, 2006 by the Company to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.20* Amendment No. 1 to the Promissory Note dated August 18, 2006 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation.

10.21 Promissory Note, Loan Agreement and form of Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated January 5, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.22* Amendment No. 1 to the Promissory Note dated January 5, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation.

10.23  Promissory Notes, Loan Agreement and form of Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated May 16, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.24  Unconditional Guaranty of Payment and Performance dated May 16, 2007 by the Company to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.25*    Amendment No. 1 to the Promissory Note dated May 16, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation.

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

10.28    Loan Modification Agreements dated as of September 30, 2009 by and between General Electric Capital Corporation, the Company, Supertel Limited Partnership, Supertel Hospitality REIT Trust and SPPR-South Bend, LLC, (incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.29    Covenant Waiver dated as of November 9, 2009 by General Electric Capital Corporation to the Company, Supertel Limited Partnership, Supertel Hospitality REIT Trust and SPPR-South Bend, LLC. (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.30    Loan Modification Agreement dated as of March 25, 2010 by and between General Electric Capital Corporation, Supertel Limited Partnership, SPPR-South Bend, LLC, Supertel Hospitality REIT Trust and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.31    Loan Modification Agreement dated as of March 29, 2012 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Capital Commercial of Utah, LLC and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2012).

10.32 Loan Waiver and Collateral Agreement dated as of November 14, 2012 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Capital Commercial of Utah, LLC and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.33  Loan Modification Agreement dated as of August 13, 2013 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.34  Loan Modification Agreement dated as of November 13, 2013 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.35* Loan Modification Agreement dated as of March 14, 2014 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC

10.36    Loan Agreement, dated as of November 2, 2012, between Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Morgan Stanley Mortgage Capital Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2012).

10.37  First Amendment to Loan Agreement, dated as of January 3, 2013, between Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Morgan Stanley Mortgage Capital Holdings LLC (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.38    Guaranty of Recourse Obligations of Borrower, dated as of November 2, 2012, by the Company in favor of Morgan Stanley Mortgage Capital Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 2, 2012).

10.39 Cash Management Agreement, dated as of November 2, 2012, among Morgan Stanley Mortgage Capital Holdings LLC, Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC, Hospitality Management Advisors, Inc., Kinseth Hotel Corporation and Strandco, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 2, 2012).

10.40    First Amendment to Cash Management Agreement, dated as of November 5, 2012, among Morgan Stanley Mortgage Capital Holdings LLC, Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC, Hospitality Management Advisors, Inc., Kinseth Hotel Corporation and Strandco, Inc (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.41    Standby Equity Distribution Agreement dated as of March 26, 2010 between YA Global Master SPV Ltd. and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2010).

10.42    Purchase Agreement, dated November 16, 2011, by and among the Company, Supertel Limited Partnership and Real Estate Strategies L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated November 16, 2011).

10.43    Warrants issued to Real Estate Strategies L.P. dated February 1, 2012 and February 15, 2012 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.44    Investor Rights and Conversion Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 30, 2012).

10.45    Registration Rights Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 30, 2012).

10.46    Directors Designation Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 30, 2012).

10.47 Agreement, dated August 9, 2013, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anonima (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 9, 2013)

10.48 The Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.49    Amendment to the Company’s 2006 Stock Plan dated May 28, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 28, 2009).

10.50    Amendment to the Company’s 2006 Stock Plan dated May 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2012).

10.51    Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.52 Employment Agreement of Kelly Walters, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.53 Employment Agreement of Corrine L. Scarpello, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.54    Employment Agreement of David L. Walter, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.55    Employment Agreement of Steven C. Gilbert, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 1, 2012).

10.56  Jeffrey W. Dougan Employment Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 9, 2013).

10.57  Jeffrey W. Dougan Restricted Stock Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 9, 2013).

10.58  Jeffrey W. Dougan Stock Option Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 9, 2013).

10.59    Director and Named Executive Officers Compensation is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2013”, “Outstanding Equity Awards at Fiscal Year-End”, and “Director Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders on May 20,  2014.

21.0* Subsidiaries.

23.1* Consent of KPMG LLP.

31.1* Section 302 Certification of Chief Executive Officer.

31.2* Section 302 Certification of Chief Financial Officer.

32.1* Section 906 Certifications.

101.1* The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

Pursuant to Item 601 (b)(4) of Regulation S-K, certain instruments with respect to the Company’s long-term debt are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as Exhibits 10.48 through 10.59.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.
By:	/s/ Kelly A. Walters
Kelly A. Walters
President and Chief Executive Officer

March 17, 2014

By:	/s/Kelly A. Walters	By:	/s/ Daniel R. Elsztain
	Kelly A. Walters		Daniel R. Elsztain
	President and Chief Executive Officer		Director
(principal executive officer and Director)
		By:	/s/ William C. Latham
By:	/s/ Corrine L. Scarpello		William C. Latham
	Corrine L. Scarpello		Director
Chief Financial Officer and Corporate Secretary
	(principal financial and accounting officer)	By:	/s/ Donald J. Landry
Donald J. Landry
By:	/s/ James H. Friend		Director
James H. Friend
	Chairman of the Board	By:	/s/ John M. Sabin
John M. Sabin
By:	/s/ Steve H. Borgmann		Director
Steve H. Borgmann
Director

By:	/s/ George R. Whittemore
George R. Whittemore
Director