Form 10-K/A
period 2013-12-31
SUPERTEL HOSPITALITY INC
filed 2014-04-01
CIK 929545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  001-34087

Supertel Hospitality, Inc.

(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1800 West Pasewalk Avenue, Suite 200 Norfolk, NE	68701
(Address of principal executive offices)	(Zip Code)

(402) 371-2520

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share 8% Series A Preferred Stock, $.01 par value per share 10% Series B Cumulative Preferred Stock, $.01 par value per share	The NASDAQ Stock Market, LLC The NASDAQ Stock Market, LLC The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes [ ] No [ X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]          No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]    Accelerated filer   [  ]  Non-accelerated filer    [  ]  Smaller reporting company  [X]    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

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

DOCUMENTS INCORPORATED BY REFERENCE
None

explanatory note

Supertel Hospitality, Inc. (“Supertel,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014 (the “Original 10-K Filing”), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original 10-K Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original 10-K Filing is hereby amended and restated in its entirety, with the only changes being the addition of new certifications by our principal executive officer and principal financial officer filed herewith and related footnotes. This Amendment does not amend or otherwise update any other information in the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers

Information concerning the executive officers of the Company is incorporated by reference from information relating to executive officers of the Company set forth in Part I of the Original 10-K Filing.

Directors

The Company’s articles of incorporation provide that the Board of Directors can set the number of directors, but also provide that the Board of Directors must have no less than three nor more than nine directors.  The Board of Directors is presently comprised of eight members.

The names of the Company directors, and certain information about them, are set forth below.  The director ages are as of April 1, 2014.

Daniel R. Elsztain,  Director.  Mr. Elsztain, age 41, obtained a degree in Economic Sciences from the Torcuato Di Tella University and has a Masters in Business Administration from the Austral IAE University.  At present, he is a member of the board of IRSA Inversiones y Representaciones Sociedad Anónima (“IRSA”), a real estate public company listed both on the New York Stock Exchange ("NYSE") and the Buenos Aires Stock Exchange ("BASE"), as well as its Chief Operating Officer and other executive capacities since 2004.  He is a board member of Alto Palermo S.A. (APSA), a retail public company listed both on NASDAQ and BASE.  His extensive experience in IRSA’s real estate operations and his participation on other public company boards provides the Board with a source of substantial lodging and real estate knowledge.

Committees:  Investment

James H. Friend,  Chairman of the Board.  Mr. Friend, age 62, has been president and CEO of Friend Development Group, LLC since 1997 and has been actively involved in the hotel and real estate business for more than 26 years.  Mr. Friend has extensive experience in the development process, including ground-up development, renovations, adaptive re-use and mixed-use developments.  He has particular expertise developing and financing complicated real estate projects in urban and suburban areas.  Mr. Friend has arranged financing for hotel and other real estate projects in excess of $500 million.  He has worked closely with all major hotel brands, including Hilton, Marriott, Hyatt, Starwood, Intercontinental, Wyndham and Choice.  He also has experience working with numerous luxury and independent luxury hotel brands as well as with branded and unbranded boutique hotels. Mr. Friend has partnered with major institutions, investment funds, high net worth families and significant hotel investment groups.   He has advised NYSE companies, REIT's, banks, hedge funds and privately held companies in a wide range of real estate product types, including hotels, retail, assisted living, multi-family and mixed-use development.

Mr. Friend is a graduate of Stanford University and the Northwestern University School of Law.  He is a member of the Bar of the State of New York.  He has served on various philanthropic boards, including the board of directors of the Stanford Alumni Association and currently is the chairman of the Stanford New York Alumni Board.  He also has served as an adjunct professor at the Tisch Center for Hospitality, Tourism and Sports Management at New York University.

Mr. Friend’s years of work in the hotel and real estate industry provides the Board with a diverse and unique source of hotel and real estate knowledge.

Committees: Audit, Nominating

Donald J. Landry, Director.  Mr. Landry, age 65, is president and owner of Top Ten, an independent hospitality industry consulting company.  Mr. Landry has over forty five years of lodging and hospitality experience in a variety of leadership positions.  Most recently, Mr. Landry was the Chief Executive Officer, President and Vice Chairman of Sunburst Hospitality Inc. Mr. Landry has also served as President of Choice Hotels International, Inc., Manor Care Hotel Division and Richfield Hotel Management.  Mr. Landry currently serves on the corporate advisory boards of Campo Architects, UniFocus and Windsor Capital Group, Quantum Leap and numerous nonprofit boards.  Mr. Landry is a frequent guest lecturer at the University of New Orleans where he serves on the board of the School of Hospitality, Restaurant and Tourism.  Mr. Landry holds a bachelor of science from the University of New Orleans, which awarded him Alumnus of the Year in 1999.  Mr. Landry is a Certified Hotel Administrator.

Mr. Landry’s 44 years of experience in the lodging and real estate industries, including his roles as Chief Executive Officer, President and Vice Chairman of Sunburst Hospitality Inc. and President of Choice Hotels International, Inc., Manor Care Hotel Division and Richfield Hotel Management provides the Board with an experienced source on lodging and real estate industries.

Committee:  Investment

William C. Latham, Director.  Mr. Latham has served as a director of the Company since December 2008. Mr. Latham, age 80, is the founder and Chairman of the Board of Budget Motels, Inc. since 1972.  Budget Motels, Inc. owns and operates multiple hotels in several states.  Mr. Latham was previously a member of the Board of Directors and served as Chairman of the Commonwealth Savings and Loan Association in Manassas, Virginia. Mr. Latham currently sits on several advisory boards and is an active member of the Virginia Tech Foundation’s Board of Directors and its audit committee. Mr. Latham is a graduate of Virginia Polytechnic Institute. He has been active in the ownership and management of hotels since 1972 and, as a veteran of hotel operations and with many years of experience from serving on business and advisory boards, he provides the Board with a significant experienced resource for Company operations.

Committee: Nominating

John M. Sabin,  Director.  Since May 2011, Mr. Sabin, age 59, has been the Executive Vice President and Chief Financial Officer of Revolution LLC as well as the Chief Financial Officer of The Stephen Case Foundation and the Case Family Office. Previously he was the Chief Financial Officer and General Counsel of Phoenix Health Systems, Inc. a private healthcare information technology outsourcing and consulting firm, from October 2004 to May 2011. Mr. Sabin was the Chief Financial Officer, General Counsel and Secretary of NovaScreen Biosciences Corporation, a private bioinformatics and contract research biotech company, from January 2000 to October 2004. Prior to joining NovaScreen, Mr. Sabin served as a finance executive with Hudson Hotels Corporation, Vistana,

Inc., Choice Hotels International, Inc., Manor Care, Inc. and Marriott International, Inc. all of which were public companies at the time of his service. In his professional life Mr. Sabin has had commercial lease experience with a national law firm, transactional real estate experience with national hospitality and health care firms, commercial real estate financing experience, IPO experience, as well as experience as an audit committee and board member of several other public companies. Mr. Sabin is a member of the board of trustees of Hersha Hospitality Trust.  Mr. Sabin has received Bachelor of Science degrees in Accounting and in University Studies; a Masters of Accountancy and a Masters in Business Administration from Brigham Young University, and he also received a Juris Doctor from the J. Reuben Clark Law School at Brigham Young University. Mr. Sabin is a licensed CPA and is admitted to the bar in several states.

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

Committees: Audit, Compensation, Investment

Corrine L. Scarpello, Director, Senior Vice President and Chief Financial Officer.  Ms. Scarpello became Chief Financial Officer of the Company on August 31, 2009.  She joined the Company in November 2005 having worked for a year as a consultant for the Company and its management company. Ms. Scarpello, age 59, previously worked for Mutual of Omaha for 17 years, serving as the Vice President of Accounting and Administration for a subsidiary and as Manager in their mergers and acquisitions department.  Ms. Scarpello also has accounting and auditing experience with PricewaterhouseCoopers (formerly Coopers and Lybrand) and is a CPA.  Ms. Scarpello is currently a director of Nature Technology Corp., a biotech company.  Ms. Scarpello is a graduate of the University of Nebraska at Omaha.  Ms. Scarpello’s extensive knowledge of the Company’s financial information and her financial background provided the Board a significant resource with respect to financial matters of the Company.

Kelly A. Walters, Director, President and Chief Executive Officer.  Mr. Walters joined the Company and became President and Chief Executive Officer on April 14, 2009.  Mr. Walters, age 53, is a former Senior Vice President from October 2006 to April 2009 for North Dakota-based Investors Real Estate Trust (IRET), a self-advised equity real estate investment trust. Prior to IRET, he was Senior Vice President and Chief Investment Officer from 1993 to 2006 of Omaha-based Magnum Resources, Inc., a privately held real estate investment and operating company. Preceding Magnum Resources, Mr. Walters was an officer and senior portfolio manager at Brown Brothers Harriman & Company in Chicago.  He also held investment positions with Peter Kiewit Sons’ Inc.   Mr. Walters is currently a director of Bridges Investment Fund Inc., a publicly traded mutual fund.  He holds a B.S.B.A. degree in banking and finance from the University of Nebraska at Omaha and an EMBA from the University of Nebraska. Mr. Walters’ experience with real estate investment trusts and many years of experience in real estate investment provides the Board with extensive knowledge of the operation of real estate investment trusts and real estate investments.

Committee:  Investment

George R. Whittemore, Director. Mr. Whittemore has served as a director of the Company since November 1994. Mr. Whittemore, age 64, retired, served as President and Chief Executive Officer of the Company until August 15, 2004. Mr. Whittemore served as Senior Vice President and director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Anderson & Strudwick has served as an underwriter for Company public stock offerings.  He served as a director and the President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, when these institutions were acquired by a merger with Signet Banking Corporation (now Wells Fargo Corporation). Mr. Whittemore was appointed President of Mills Value Adviser, Inc., a registered investment advisor, in April 1996. Mr. Whittemore is currently a director of Village Bank & Trust in Richmond, Virginia. He is also a director of Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Value Plus Real Estate Investment Trust II, Inc. and serves on the audit committee of these two companies. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore’s experience as a director of real estate trusts and as a former chief executive of the Company provides significant assistance to the Board in the oversight of Company business and the conduct of Company operations as a real estate investment trust.

Committees: Audit, Compensation, Investment

Section 16(a) Beneficial Ownership Reporting Compliance

Under United States securities laws, the Company’s directors and executive officers, and persons who own more than 10% of our common stock, are required to report their ownership of the common stock and any changes in ownership to the Securities and Exchange Commission (“SEC”). These persons are also required by SEC regulations to furnish the Company with copies of these reports. Specific due dates for these reports have been established, and the Company is required to report in this Annual Report any failure to file such reports by those due dates during the 2013 fiscal year.

Based solely upon a review of the reports furnished to the Company or written representations from the Company’s directors and executive officers, the Company believes that all of these filing requirements were satisfied by the Company’s directors and executive officers, and owners of more than 10% of the common stock on a timely basis except Form 4’s for each of Mr. Walters and Ms. Scarpello reporting shares deducted to cover vesting of restricted stock awards were inadvertently filed eleven days late.

Corporate Governance

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer and has posted the Code of Business Conduct and Ethics on its Web site at www.supertelinc.com.  The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct and Ethics applicable to the Company’s Chief Executive Officer and Chief Financial Officer by posting that information on the Company’s Web site at www.supertelinc.com.

Audit Committee

The Audit Committee currently consists of Messrs. Sabin (Chairman), Friend, and Whittemore.  All members of the Audit Committee are independent within the meaning of the Nasdaq Stock Market listing standards. The Audit Committee is responsible for the engagement of the independent registered public accounting firm, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves professional services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of the Company’s internal accounting controls. The Audit Committee pre-approves all audit and non-audit services performed by the independent auditor.  The Board of Directors has determined that Messrs. Sabin and Whittemore are audit committee financial experts within the meaning of regulations of the Securities and Exchange Commission (the “SEC”). The Audit Committee operates pursuant to a written charter adopted by the Board of Directors. A copy of the charter is available on our website at www.supertelinc.com in the Investor Relations section under “Governance Docs.” The Audit Committee held six meetings during 2013.  The Audit Committee has a written policy with respect to its review and approval or ratification of transactions between the Company and a director, executive officer or related person covered by the SEC’s rule S-K 404(a).

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

Compensation Overview and Objective. The Committee has the responsibility for developing and maintaining an executive compensation policy for named executive officers that creates a direct relationship between pay levels and corporate performance and returns to shareholders. The objective of the Company’s compensation program is to attract and retain a high caliber of management who will manage the Company in a manner that will promote its goals to achieve long term profitability and to advance the interest of the Company’s shareholders. The Committee believes that the performance in 2013 of the named executive officers indicate their commitment to achieving such goals for the Company and its shareholders. The compensation program for named executive officers seeks to achieve the objective of retaining a high caliber of management by:

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

The Company adopted the Supertel 2006 Stock Plan in 2006 for the benefit of its named officers and other employees. The plan, approved by the Company shareholders, is the only equity based compensation plan adopted by the Company. The Company does not have a pension plan. The Company’s executive officers may participate in its 401(k) Plan on the same terms as other participating employees. The Company does not maintain a perquisite program for its executive officers.

Employment Agreements

In connection with the $30 million investment by Real Estate Strategies L.P. (“RES”) in preferred stock of the Company, the Company entered into employment agreements, approved by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) on February 1, 2012 with Kelly A. Walters, President and Chief Executive Officer, and Corrine L. Scarpello, Senior Vice President and Chief Financial Officer.  The agreements maintain the named executive’s 2011 base salaries.  The Company entered into an employment agreement, approved by the Compensation Committee,  with Jeffrey W. Dougan on July 15, 2013 with the commencement of his employment as the Company’s Chief Operating Officer.  Under the agreement Mr. Dougan receives an annual base salary of $190,000, and was paid a cash signing bonus of $25,000 and a relocation expense reimbursement of up to $25,000.

The employment agreements provide that base salaries will be reviewed annually and further provide that the executives will be considered for cash bonuses and option grants annually. Any such bonus is to be based on the recommendation of the Compensation Committee and any such option grant is to be made in the sole discretion of the Compensation Committee.  One-third of the severance will be paid in the form of the Company’s equity to the extent available from shareholder approved plans.  The employment agreements of Mr. Walters and Ms. Scarpello terminate on January 31, 2015.  The employment agreement of Mr. Dougan continues until July 14, 2015 and thereafter until terminated by the Company or Mr. Dougan.

Components of Compensation. The Company’s executive compensation has three components, each of which is intended to support the overall compensation objective of retaining a high caliber of management. The three components are base salary, annual bonuses, and equity incentives.  Since 2006, the Company has had the ability to use equity incentives in the compensation program for named executive officers.  The Company paid cash and equity compensation in 2013 to its named executive officers.

Base Salary. Base salary is targeted to be competitive to attract and retain executives qualified to manage a hotel REIT. Base salary is intended to compensate the executive for satisfying the requirements of the position. Salaries for executive officers are typically reviewed by the Compensation Committee on an annual basis and may be changed based on the individual’s performance or a change in competitive pay levels in the marketplace.

Historically the Compensation Committee reviews with the Chief Executive Officer an annual salary plan for the Company’s executive officers (other than the Chief Executive Officer). The salary plan is modified as deemed appropriate and approved by the Compensation Committee. The annual salary plan is developed by the Chief Executive Officer and is based on his judgment as to the past and expected future contributions of the individual executive. The Compensation Committee reviews and establishes the base salary of the Chief Executive Officer based on the Compensation Committee’s assessment of his past performance, leadership in the conduct of the Company’s business, and its expectation as to his future contribution in directing the long-term success of the Company.

The Compensation Committee has not reviewed executive salaries for 2014, and executive base salaries remain unchanged from 2013 levels.

Annual Bonuses. No discretionary cash bonuses were awarded to the named executive officers in 2013.

Equity Incentive Plan. Equity stock incentives are provided primarily through grants of stock options to executive officers pursuant to the shareholder approved  Company 2006 Stock Plan. The Committee recognizes the value of equity incentives in assisting the Company in the hiring and retaining of management personnel and in enhancing the long-term mutuality of interest between the Company shareholders and its directors, officers and employees. Stock options are granted at the market value on the date of the grant and have value only if the Company’s stock price increases.  Employees must be employed by the Company at the time of vesting in order to exercise the options.

No equity awards were granted under the Company 2006 Stock Plan to the named executive officers in 2013.  Stock options for 25,000 shares of common stock and 25,000 shares of restricted common stock were granted to Mr. Dougan as an inducement material to Mr. Dougan’s acceptance of employment with the Company, outside of the Company 2006 Stock Plan.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

COMPENSATION COMMITTEE
George R. Whittemore, Chairman John M. Sabin

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus (S)	Stock Awards ($)(1)	Option Awards ($) (1)	All Other Compensation ($)(2)	Total ($)
Kelly A. Walters Chief Executive Officer	2013 2012 2011	290,000 262,000 262,000	0 0 0	0 22,500 0	0 9,750 0	10,200 36,300 37,800	300,200 330,550 299,800
Corrine L. Scarpello Chief Financial Officer	2013 2012 2011	200,100 200,100 200,100	0 0 0	0 18,000 0	0 7,800 0	8,408 8,004 8,004	208,508 233,904 208,104
Jeffrey W. Dougan (3) Chief Operating Officer	2013	84,038	25,000	22,750	5,000	4,362	141,150
Steven C. Gilbert (4) Former Chief Operating Officer	2013 2012 2011	144,000 144,000 144,000	0 0 0	0 0 0	0 0 0	5,760 5,760 5,760	149,760 149,760 149,760
Patrick E. Beans (5) Senior Vice President and Treasurer	2013	133,846	0	0	0	5,354	139,200

(1)

These columns reflect the grant date fair value of the stock awards and stock options granted in accordance with FASB Accounting Standards Codification Topic 718. See footnote 12 to the Company’s consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for the assumptions used in the valuation of these awards.

(2)

Amounts for the named executive officers represent contributions credited by the Company during 2013, 2012, and 2011 to its 401(k) plan.  Amount for Mr. Walters also includes director fees of $26,500 and $28,000, respectively, earned by him during 2012 and 2011.  Mr. Walters no longer receives director fees starting in 2013.

(3)	Mr. Dougan became our Chief Operating Officer in July 2013. Mr. Dougan was paid a signing bonus of $25,000 on July 15, 2013 with the commencement of his employment at the Company
(4)	Mr. Gilbert retired in December 2013.
(5)	Mr. Beans became our Senior Vice President and Treasurer in March 2013.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
		Option Awards				Stock Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Kelly A. Walters Chief Executive Officer		2,500 3,125	0 0	11.36 7.84	Dec. 2, 2014 Dec 4, 2015	1,563	3,814
Corrine L. Scarpello Chief Financial Officer		2,500 2,500	0 0	11.36 7.84	Dec. 2, 2014 Dec. 4, 2015	1,250	3,050
Steven C. Gilbert Chief Operating Officer		2,500	0	11.36	Dec 2, 2014
Jeffrey W. Dougan Chief Operating Officer		0	3,125	8.08	July 15, 2017	3,125	7,625

(1) The options expiring on July 15, 2017 vest in equal one-third increments on July 15, 2014, 2015 and 2016.

(2) The restricted shares for Mr. Walters and Ms. Scarpello that have not vested will vest on May 22, 2014.  The restricted shares for Mr. Dougan that have not vested will vest in one-third increments on July 15, 2014, 2015, and 2016.  Market value is based on the closing price of the common stock on December 31, 2013.

Potential Payments Upon Termination or Change-in-Control

The employment agreements with Mr. Walters and Ms. Scarpello provide for the payment of severance in the event the Company terminates employment without cause or the executive terminates employment for good reason. “Cause” for these employment agreements means (a) an unlawful or criminal act by the executive involving moral turpitude or resulting in a financial loss to the Company, or upon conviction of a felony; or (b) subject to certain cure rights of the executive, the executive fails to obey written directions delivered to the executive by the Board or Chief Executive Officer, or the executive commits a material breach of any of the covenants, terms and provisions of the agreement.  “Good Reason” means, subject to certain exceptions and cure rights of the Company,  the occurrence of one of the following events, without the Employee’s prior written consent, (a) a material diminution in the executive’s duties or responsibilities or any material demotion of the executive, (b) a requirement that the executive  work principally from a location outside the 50 mile radius of the current Company offices in Norfolk, Nebraska or Omaha, Nebraska, (c) a material reduction in the executive’s base salary, or (d) upon a change of control of the Company, the Company’s failure to obtain an agreement from any successor of the Company to assume the employment agreement.

The employment agreements of Mr. Walters and Ms. Scarpello terminate on January 31, 2015.  Their severance payment is three times their base salary. Severance amounts for both executives reduce by six months during each year of employment. One-third of the severance will be paid in the form of the Company’s equity to the extent available and permissible under shareholder-approved plans.

The employment agreement with Mr. Dougan provides for the payment of severance in the event the Company terminates employment without cause. “Cause” for this employment agreement means (a) an unlawful or criminal act by the executive involving moral turpitude or resulting in a financial loss to the Company, or upon conviction of a felony; or (b) subject to certain cure rights of the executive, the executive fails to obey written directions delivered to the executive by the Board or Chief Executive Officer, or the executive commits a material breach of any of the covenants, terms and provisions of the agreement. His employment agreement continues until July 14, 2015 and continues thereafter until terminated by either the Company or Mr. Dougan. If he is terminated without cause prior to July 15, 2014, he will receive severance, paid in bi-weekly installments, equal to 12 months of his base salary. If he is terminated without cause on or before July 15, 2015, he will receive severance, paid in bi-weekly installments, equal to 12 months of his base salary, reduced by 1/12th for each month he is employed by the Company after July 15, 2014. One-third of the severance may be paid in the form of the Company’s equity to the extent available and permissible under shareholder-approved plans.

If on the last day of fiscal 2013 the Company discharged Mr. Walters, Ms. Scarpello or Mr. Dougan without cause or, in the case of Mr. Walters or Ms. Scarpello, the executive terminated for good reason, then the executives would have received a multiple of their current base salary, aggregating for each such executive: Mr. Walters – $725,010; Ms. Scarpello – $500,250; and Mr. Dougan – $190,000.

The Company’s shareholder-approved 2006 Stock Plan provides that all outstanding options become immediately exercisable and restricted stock awards immediately vest in the event of a change in control.  Additionally, Mr. Dougan’s restricted stock award agreement provides that his restricted stock award immediately vests in the event of a change of control (as defined in the Company 2006 Stock Plan).  A change in control, defined in the Company’s 2006 Stock Plan, generally occurs if: (i) a person, entity or group (excluding Company plans) acquires 50% or more of the Company’s common stock or total voting power of the Company’s voting securities; (ii) incumbent directors or their replacements (whose election or nomination was approved by at least a majority of then incumbent directors) cease to constitute a majority of the board; (iii) a reorganization, merger, consolidation, or sale of substantially all of the Company’s assets occurs unless the Company’s shareholders prior to the transaction own after the transaction 50% or more of the voting power of the Company’s securities; and (iv) the Company is liquidated or dissolved.  If such a change in control had occurred on the last day of fiscal 2013, the incremental value (fair market value of company common stock on such date less exercise price) of unvested options held by Mr. Walters and Ms. Scarpello would have been:  Mr. Walters - $-0- and Ms. Scarpello - $-0-; and the value of unvested restricted stock held by Mr. Walters, Ms. Scarpello and Mr. Dougan would have been:  Mr. Walters - $3,814, Ms. Scarpello - $3,050 and Mr. Dougan $7,625.  The unvested stock options for such individuals and the unvested restricted stock for such individuals are set forth in the Outstanding Equity Awards at Fiscal Year-End table.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Steve H. Borgmann*	28,000	0	0	28,000
Allen L. Dayton*	20,989	0	0	20,989
Daniel R. Elsztain	27,500	3,765	0	31,265
James H. Friend	35,000	0	0	35,000
Donald J. Landry	28,000	5,647	0	33,647
William C. Latham	29,500	0	0	29,500
John M. Sabin	31,000	3,765	0	34,765
George R. Whittemore	31,000	3,765	0	34,765

*  Mr. Dayton resigned from the Board of Directors on October 9, 2013.  Mr. Borgmann resigned from the Board of Directors on March 26, 2014.

Each director in 2013 received an annual retainer of $20,000.  Additionally, directors received fees of $1,000 per board meeting attended in person and $500 per telephonic board meeting. Committee chairmen received compensation as follows: Audit Committee chairman annual retainer of $3,000 and Compensation Committee chairman annual retainer of $1,500.  Each Audit Committee member, other than the chairman, receives a fee of $375 per quarter.  Mr. Friend, also received director fees of $5,500 for multi-day meetings and on-site review of potential hotel acquisitions.  The Investment Committee chairman receives a monthly fee of $750.  Each member of the Investment Committee who is an independent director, other than the chairman, receives a monthly fee of $500.  The fees to the Investment Committee are paid quarterly in arrears in common stock issued under the 2006 Stock Plan, based on a value per share equal to the average of the closing price of the common stock during the first 20 trading days of the year.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during 2013.  Mr. Whittemore was an executive officer of the Company from November 2001 to August 2004.  No executive officer of the Company served as a member of the compensation committee or as a director of any company where an executive officer of such company is a member of the Compensation Committee or is a director of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock and preferred stock as of April 1, 2014 by the following persons (a) each shareholder known to us to beneficially own more than 5% of the outstanding shares of our common stock, (b) each director, (c) each executive officer named in the Summary Compensation Table and (d) all directors and executive officers as a group. A person has beneficial ownership over shares if he or she has or shares voting or investment power over the shares, or the right to acquire that power within 60 days of April 1, 2014.

With respect to our continuing qualification as a real estate investment trust, our Articles of Incorporation contain an ownership limitation, which prohibits both direct and indirect ownership of more than 9.9% of the outstanding shares of our common stock or 9.9% of any series of our preferred stock.  Our Articles of Incorporation permit the Board of Directors, in its sole discretion, to exempt a person from this ownership limit if the person provides representations and undertakings that enable the Board to determine that granting the exemption would not result in Supertel losing its qualification as a REIT. Under the Internal Revenue Service rules, REIT shares owned by certain entities are considered owned proportionately by owners of the entities for REIT qualification purposes. The holder of the Series C convertible preferred stock provided representations and undertakings necessary for the Board to grant such an exemption, including a representation that no individual will own 9.9% or more of any class of Supertel stock (per IRS definitions) as a result of the holder’s acquisition of the Series C convertible preferred stock and related warrants for the purchase of common stock.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Real Estate Strategies L. P. 2 Church Street Hamilton DO HM CX, Bermuda	Series C convertible preferred stock common stock	3,000,000	(2) (2)	100	% %
		1,488,556		34.0
Mark H. Tallman P.O. Box 4397 Lincoln, NE 68504	common stock	289,704	(3)	9.9%
2nd Market Capital Advisory Corp. 650 N. High Point Road Madison, WI 53717	Series A preferred stock	73,287	(4)	9.12%
William C. Latham	common stock	117,951	(5)	4.0%
Kelly A. Walters	common stock Series B preferred stock	41,125	(6)	1.4%
		2,604
George R. Whittemore	common stock	17,063	(7)
John M. Sabin	common stock	3,926
James H. Friend	common stock	1,621
Donald J. Landry	common stock	3,264
Daniel R. Elsztain	common stock	2,176
Corrine L. Scarpello	common stock Series B preferred stock	12,750	(8)
		225
Patrick E. Beans	common stock	0
Jeffrey W. Dougan	common stock	3,125
All directors and executive officers as a group (10 persons)	common stock Series B preferred stock	203,001	(9)	7.0%
		2,829

(1)

Unless otherwise indicated, beneficial ownership of any named individual does not exceed 1% of the outstanding class of securities.  In calculating the indicated percentage, the denominator includes the shares of common stock that would be acquired by the person through the exercise of options or warrants. The denominator excludes the shares of common stock that would be acquired by any other person upon such exercise.

(2)

Real Estate Strategies L.P., an investment vehicle indirectly controlled by IRSA Inversiones y Representaciones Sociedad Anónima ("IRSA"), an Argentinean-based publicly traded company, acquired 3,000,000 shares of Series C convertible preferred stock and 30,000,000 warrants from Supertel in a private placement in February 2012.  Up to 30,000,000 shares of common stock may be issued upon conversion of the Series C convertible preferred stock, and up to 30,000,000 shares of common stock may be issued upon the exercise of the warrants.  Real Estate Strategies L.P. and its affiliates’ beneficial ownership of voting stock at any time is limited to 34% of the issued and outstanding voting stock of Supertel, notwithstanding preferred voting or conversion rights or warrant exercise rights. “Voting stock” includes the common stock, and means capital stock having the power to vote generally for the election of directors of Supertel. The maximum number of shares that Real Estate Strategies L.P. is entitled to receive on April 1, 2014 through the conversion of shares of Series C convertible preferred stock or warrants held by it to purchase common stock is 1,476,833 shares.

Based on information appearing in Form 4’s and on Amendment No. 1 to a Schedule 13D filed by the Elsztain Group with the Securities and Exchange Commission on February 17, 2012, the Elsztain Group, which includes Real Estate Strategies L.P., has shared voting and shared dispositive power over 11,723 shares of common stock and the 3,000,000 shares of Series C convertible preferred stock. The Elsztain Group, for purposes of Section 13(d)(3) of the Exchange Act, consists of Eduardo S. Elsztain,  and the following entities controlled, either directly or indirectly, by Mr. Elsztain:  Consultores Assets Management S.A., Consultores Venture Capital Uruguay S.A., Agroinvestment S.A., Idalgir S.A., Consultores Venture Capital Ltd., Ifis Limited, Inversiones Financieras del Sur S.A., Cresud Sociedad Anónima Comercial, Inmobiliaria, Financiera y Agropecuaria, IRSA, Tyrus S.A., Jiwin S.A., Efanur SA and Real Estate Strategies L.P.

(3)	Based solely on Schedule 13G filed by the beneficial owner with the SEC on January 31, 2014.
(4)	Based solely on Schedule 13G filed by the beneficial owner with the SEC on February 13, 2014.
(5)	Includes 107,951 shares of common stock held by Budget Motels, Inc.
(6)	Includes 8,125 shares of common stock which Mr. Walters has the rights to acquire through the exercise of options.
(7)	Includes 5,772 shares of common stock owned by Mr. Whittemore’s wife.
(8)	Includes 7,188 shares of common stock which Ms. Scarpello has the right to acquire through the exercise of options.
(9)	Includes 15,313 shares of common stock which the directors and executive officers have the right to acquire through the exercise of options.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under existing equity compensation plans as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	16,938	$10.19	42,080
Equity compensation plans not approved by security holders	3,125	8.08	-
Total	20,063	$9.86	42,080

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Independence

The Company’s Articles of Incorporation and the Nasdaq Stock Market listing standards each require that a majority of the Board of Directors are independent directors. The Articles of Incorporation defines an independent director as a person who is not an officer or employee of the Company or an affiliate of (a) any advisor to the Company under an advisory agreement, (b) any lessee of any property of the Company, (c) any subsidiary of the Company, or (d) any partnership which is an affiliate of the Company.

The Nasdaq Stock Market listing standards defines an independent director as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons are not considered independent under the listing standards:

•	a director who is, or at any time during the past three years was, employed by the Company or by any parent or subsidiary of the Company;
•

a director who accepted or who has a family member who accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

•	compensation for Board or Board committee service;
•	compensation paid to a family member who is an employee (other than an executive officer) of the Company ; or
•	benefits under a tax-qualified retirement plan, or non-discretionary compensation;
•	a director who is a family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;
•

a director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

•	payments arising solely from investments in the Company’s securities; or
•	payments under non-discretionary charitable contribution matching programs;
•

a director who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of such other entity; or

•

a director who is, or has a family member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

Board of Directors

The current eight-member Board of Directors is comprised of a majority of independent directors, as defined by the Nasdaq Stock Market listing standards and the Company’s Articles of Incorporation. The Board of Directors has determined that the following directors are independent under the Company’s Articles of

Incorporation and the Nasdaq Stock Market listing standards: Messrs. Elsztain, Friend, Latham, Landry, Sabin, and Whittemore.

Certain Relationships and Related Transactions

Purchase Agreement and Series C Convertible Preferred Stock.  On November 16, 2011, with the unanimous approval of the Board of Directors, the Company and Supertel Limited Partnership entered into a Purchase Agreement (the “Purchase Agreement”) with Real Estate Strategies L.P., a Bermuda limited partnership (“RES”), for the purchase from the Company of up to 3 million shares of Series C convertible preferred stock.  RES is an affiliate of IRSA Inversiones y Representaciones Sociedad Anónima, a publicly-traded company (NYSE: “IRS”) based in Buenos Aires, Argentina (“IRSA”).  The Company issued an aggregate of 3,000,000 shares of Series C convertible preferred stock to RES for $30 million in closings on February 1 and February 15, 2012.

The Series C convertible preferred stock is convertible, at the option of the holder, at any time into common stock at a conversion price of $8.00 for each share of common stock, which is equal to the rate of ten shares of common stock for each share of Series C convertible preferred stock. A holder of Series C convertible preferred stock will not have conversion rights to the extent the conversion would cause the holder and its affiliates to beneficially own more than 34% of voting stock (the “Beneficial Ownership Limitation”). “Voting stock” means capital stock having the power to vote generally for the election of directors of the Company.

The Series C convertible preferred stock will vote with the common stock as one class, subject to certain voting limitations. For any vote, the voting power of the Series C convertible preferred stock will be equal to the lesser of: (a) 0.78625 vote per share, or (b) an amount of votes per share such that the vote of all shares of Series C convertible preferred stock in the aggregate equal 34% of the combined voting power of all the Company voting stock, minus an amount equal to the number of votes represented by the other shares of voting stock beneficially owned by RES and its affiliates (the “Voting Limitation”).

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

Warrants.  On February 1, 2012 and February 15, 2012, with the unanimous approval of the Board of Directors and in connection with the purchase of the Series C convertible preferred stock, the Company issued and RES received warrants (“Warrants”) to purchase 30,000,000 shares of the Company’s common stock. Subject to the Beneficial Ownership Limitation, the Warrants are exercisable at any time on or before January 31, 2017 at an exercise price of $9.60 per share of common stock. The exercise price may be paid in cash, or the holder may also elect to pay the exercise price by having the Company withhold a sufficient number of shares from the exercise with a market value equal to the exercise price.

Investor Rights and Conversion Agreement.  The Company, with the unanimous approval of the Board of Directors, entered into an Investor Rights and Conversion Agreement (the “Investor Rights and Conversion Agreement”) dated February 1, 2012 with RES and IRSA pursuant to which the Company granted RES and its affiliates and their respective subsidiaries, among other rights, the right to purchase equity shares or securities convertible into equity shares in future Company offerings on a pro rata basis based on their combined ownership of common stock and Series C convertible preferred stock, provided that such purchase would not cause RES and its affiliates to exceed the Beneficial Ownership Limitation.  In the agreement, RES agreed to certain standstill provisions including that neither RES nor its affiliates will acquire any securities that would result in RES and its affiliates owning more than 34% of the voting stock of the Company.

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

Loan Agreement.  On January 9, 2014, the Company entered into a loan agreement with RES, whereby the Company may borrow up to $2,000,000 from time to time in revolving loans, subject to the conditions therein.  In the event the Company does not complete a rights offering of common stock on or before April 15, 2014, RES has the option until July 9, 2015, the maturity date of the loan agreement, subject to any ownership limitations RES may then be subject to, to convert up to $2,000,000 of the loan into a number of shares of common stock of the Company (the “Loan Conversion”) determined at the rate per share equal to the greater of (a) the average weighted price of the common stock of the Company for the five trading days preceding the day RES exercises the Loan Conversion, or (b) the greater of book or market value of the common stock at the time, and as determined, with respect to Nasdaq Marketplace Rule 5635(d).

Item 14.  Principal Accountant Fees and Services

The following table presents the fees for professional audit services rendered by KPMG LLP for the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2013 and 2012, and fees billed for other services rendered by KPMG during those periods.

Year Ended December 31,	2013	2012
Audit Fees(1)	$535,000	$329,015
Audit Related Fees	0	0
Tax Fees(2)	124,229	113,650
All Other Fees	0	0

Total	$659,229	$442,665

(1)

Includes fees billed for professional services rendered by KPMG for the audit of the Company’s fiscal 2013 and 2012 annual financial statements, and review of the Company’s quarterly financial statements during 2013 and 2012.

(2)	Includes fees billed for professional services rendered by KPMG for tax compliance, tax advice, and tax planning.

The Audit Committee has determined that the provision of the non-audit services performed by KPMG during the 2013 and 2012 fiscal years is compatible with maintaining KPMG’s independence from the Company.

Pursuant to the terms of the Company’s Audit Committee Charter, the Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Company’s independent accountants. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent accountants in order to assure that the provisions of such services does not impair the accountants’ independence. The Audit Committee has delegated interim pre-

approval authority to Mr. Sabin, Chairman of the Audit Committee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting.

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

21.0* Subsidiaries.

23.1* Consent of KPMG LLP.

31.1** Section 302 Certification of Chief Executive Officer.

31.2** Section 302 Certification of Chief Financial Officer.

32.1** Section 906 Certifications.

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

*  Previously filed.
**  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:  /s/ Kelly A. Walters

April 1,  2014Kelly A. Walters

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated above.

By:	/s/ Kelly A. Walters	By:	/s/ John M. Sabin
Kelly A. Walters President and Chief Executive Officer (principal executive officer and Director)		John M. Sabin Director

By:	/s/ Corrine L. Scarpello	By:	/s/ George R. Whittemore
Corrine L. Scarpello Chief Financial Officer and Corporate Secretary (principal financial and accounting officer and Director)		George R. Whittemore Director

By:	/s/ James H. Friend
James H. Friend Chairman of the Board

By:	/s/ Daniel R. Elsztain
Daniel R. Elsztain Director

By:	/s/ Donald J. Landry
Donald J. Landry Director

By:	/s/ William C. Latham
William C. Latham Director