Form 10-Q
period 2014-03-31
SUPERTEL HOSPITALITY INC
filed 2014-05-14
CIK 929545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2014

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number: 001-34087
SUPERTEL HOSPITALITY, INC.
(Exact name of registrant as specified in its charter)

Virginia	52-1889548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1800 W. Pasewalk Ave. Ste. 200, Norfolk, NE 68701
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

YES ☐    NO ☒



As of April 30,  2014, there were 2,901,274 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share and share data)

	As of
	March 31,	December 31,
	2014	2013
	(unaudited)

ASSETS
Investments in hotel properties	$199,903	$201,857
Less accumulated depreciation	69,227	69,897
	130,676	131,960

Cash and cash equivalents	401	45
Accounts receivable, net of allowance for
doubtful accounts of $17 and $20	1,550	1,083
Prepaid expenses and other assets	3,962	4,000
Deferred financing costs, net	2,356	2,601
Investment in hotel properties, held for sale, net	31,382	32,396
	$170,327	$172,085

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$8,600	$7,745
Derivative liabilities, at fair value	3,943	5,907
Debt related to hotel properties held for sale	26,843	27,425
Long-term debt	91,049	90,620
	130,435	131,697

Redeemable preferred stock
10% Series B, 800,000 shares authorized; $.01 par value,
332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

EQUITY
Shareholders' equity
Preferred stock, 40,000,000 shares authorized;
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270
shares outstanding, liquidation preference of $8,033	8	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000
shares outstanding, liquidation preference of $30,000	30	30
Common stock, $.01 par value, 200,000,000 shares authorized;
2,898,286 and 2,897,539 shares outstanding	29	29
Additional paid-in capital	135,302	135,293
Distributions in excess of retained earnings	(103,251)	(102,747)
Total shareholders' equity	32,118	32,613
Noncontrolling interest
Noncontrolling interest in consolidated partnership,
redemption value $25 and $87	112	113

Total equity	32,230	32,726

COMMITMENTS AND CONTINGENCIES
	$170,327	$172,085

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited - in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2014	2013
REVENUES
Room rentals and other hotel services	$11,785	$11,895

EXPENSES
Hotel and property operations	10,348	10,326
Depreciation and amortization	1,660	1,655
General and administrative	985	1,059
Acquisition and termination expense	0	21
Terminated equity transactions	69	0
	13,062	13,061

EARNINGS (LOSS) BEFORE NET LOSS
ON DISPOSITIONS OF
ASSETS, OTHER INCOME, INTEREST EXPENSE
AND INCOME TAXES	(1,277)	(1,166)

Net loss on dispositions of assets	(25)	(29)
Other income (loss)	2,146	(297)
Interest expense	(1,802)	(1,443)
Loss on debt extinguishment	(9)	(91)
Impairment	119	0

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(848)	(3,026)

Income tax expense	0	0

EARNINGS (LOSS) FROM
CONTINUING OPERATIONS	(848)	(3,026)

Gain (loss) from discontinued operations, net of tax	343	(1,039)

NET EARNINGS (LOSS)	(505)	(4,065)

Earnings (loss) attributable to noncontrolling interest	1	7

NET EARNINGS (LOSS) ATTRIBUTABLE
TO CONTROLLING INTERESTS	(504)	(4,058)

Preferred stock dividends declared and undeclared	(847)	(837)

NET EARNINGS (LOSS) ATTRIBUTABLE
TO COMMON SHAREHOLDERS	$(1,351)	$(4,895)

NET EARNINGS (LOSS) PER COMMON SHARE
- BASIC AND DILUTED
EPS from continuing operations - Basic	$(0.59)	$(1.34)
EPS from discontinued operations - Basic	$0.12	$(0.36)
EPS Basic	$(0.47)	$(1.70)
EPS Diluted	$(0.47)	$(1.70)

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(505)	$(4,065)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,676	1,961
Amortization of deferred financing costs	292	288
Amortization of debt discount	17	0
Gain on dispositions of assets	(143)	53
Stock-based compensation expense	9	12
Provision for impairment loss	(28)	507
Unrealized loss (gain) on derivative instruments	(2,115)	317
Amortization of warrant issuance cost	14	14
Changes in operating assets and liabilities:
Increase in assets	(386)	(252)
Increase in liabilities	991	924
Net cash used in operating activities	(178)	(241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(380)	(1,640)
Proceeds from sale of hotel assets	980	3,088
Net cash provided by investing activities	600	1,448

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(47)	(196)
Principal payments on long-term debt	(1,750)	(8,335)
Proceeds from long-term debt	0	2,371
Payments on revolving debt	(5,422)	(10,036)
Proceeds from revolving debt	7,153	14,542
Dividends paid to preferred shareholders	0	(107)
Net cash used in financing activities	(66)	(1,761)

Increase (decrease) in cash and cash equivalents	356	(554)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45	891

CASH AND CASH EQUIVALENTS, END OF PERIOD	$401	$337

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$1,797	$2,254

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared preferred	$0	$837

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994.  SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”).  All of the Company’s interests in 58 properties with the exception of furniture, fixtures and equipment on 47 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, SLP or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), SPPR-BMI, LLC (SBMILLC), BMI Alexandria, LLC (BAL) or SPPR-Dowell, LLC (SDLLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in SLP and at March 31, 2014 owned approximately 99% of the partnership interests in SLP.  SLP is the general partner in SBILP.  At March 31, 2014,  SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), SPPR-BMI Holdings, Inc. (SBMIHI), BMI Alexandria Holdings, Inc. (BAHI) and SPPR-Dowell Holdings, Inc. (SDHI).  SLP and SBMIHI owned 99% and 1% of SBMILLC, respectively, SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, SLP owned 100% of SSBLLC and SLP and SDHI owned 99% and 1% of SDLLC, respectively.  References to “we”, “our”, and “us”, herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of March 31, 2014, the Company owned 68 limited service hotels.  All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by eligible independent contractors: Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company, LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”) and Cherry Cove Hospitality Management, LLC (“Cherry Cove”).

HMA manages 18 Company hotels in Arkansas, Louisiana, Kentucky, Indiana, Virginia and Florida.  Strand manages the Company’s seven economy extended-stay hotels in Georgia and South Carolina as well as 13 additional Company hotels located in Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia.  Kinseth manages 29 Company hotels in eight states primarily in the Midwest. Cherry Cove manages  one Company hotel in Maryland.  Each of the management agreements with HMA, Strand and Kinseth expires on May 31, 2015, and the management agreement with Cherry Cove expires on May 24, 2015. The management agreements renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

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

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

Consolidated Financial Statements

The Company has prepared the condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 without audit, in conformity with U. S. generally accepted accounting principles (GAAP).  In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of March 31, 2014 and the results of operations and cash flows for all periods presented.  Balance sheet data as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2013.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations should be presented as discontinued operations.  This accounting standard update is effective for annual filings beginning on or after December 15, 2014. Early adoption is permitted. The Company will apply the guidance prospectively to disposal activity occurring after the effective date of this guidance.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  However, fair value accounting requires bifurcation of certain embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement at their fair value for accounting purposes. The following summarizes our derivative liabilities at March 31, 2014 and December 31, 2013 in thousands:

	March 31,	December 31,
	2014	2013
Series C preferred embedded derivative	$2,551	$3,761
Warrant derivative	1,241	2,146
Convertible loan embedded derivative	151	0
Derivative liabilities, at fair value	$3,943	$5,907

Series C Convertible Preferred Stock and Warrants

The conversion feature embedded in the Series C convertible preferred stock was evaluated, and it was determined that the conversion feature should be bifurcated from its host instrument and accounted for as a

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

freestanding derivative.  In addition the common stock warrants issued with the Series C convertible preferred stock were also determined to be freestanding derivatives.

The amendment to the Company’s articles of incorporation,  setting forth the terms of the Series C convertible preferred stock, the host instrument, includes an antidilution provision that requires an adjustment in the common stock conversion ratio  should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $8.00 per share.  Accordingly we bifurcated the embedded conversion feature which is shown as a derivative liability recorded at fair value on the accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013.

The agreement setting forth the terms of the common stock warrants issued to the holders of the Series C convertible preferred stock also includes an antidilution provision that requires a reduction in the warrant’s exercise price of $9.60 should the conversion ratio of the Series C convertible preferred stock be adjusted due to antidilution provisions. Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013.

Convertible Loan

On January 9, 2014, we entered into an unsecured convertible loan agreement with Real Estate Strategies, L.P. (“RES”), for a revolving line of credit of up to $2.0 million with an annual interest rate equal to LIBOR plus 7%.  The loan’s maturity date is July 9, 2015.   The loan is convertible into shares of common stock either by the subscription rights with a discounted rate received through a Rights Offering, or anytime up until the maturity date at a rate per share equal to the greater of (a) the average weighted price of the Company’s common stock for the five trading days preceding the day RES exercises the Loan    Conversion, or (b) $1.74 per share, the greater of book or market value of the common stock at the time, and as determined, with respect to Nasdaq Marketplace Rule 5635(d).

The Company analyzed the conversion options for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The fair value of the conversion feature was determined to be $150,538 and was recorded as a  derivative liability with the offset recorded as a debt discount against the $2.0 million convertible loan. The embedded derivative is recorded at fair value each period with the change in value recorded to earnings. The debt discount of $150,538 will be amortized over the term of the applicable loan to interest expense using the straight line method, which approximates the effective interest method, through July 9, 2015 unless the loan is converted prior to maturity.  The $2 million loan is recorded in the consolidated balance sheets at March 31, 2014 in long term debt at $1.9 million, net of the unamortized debt discount of $133,938.

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

Three Months Ended March 31, 2014 and 2013

(Unaudited)

Disclosures – Overall – Subsequent Measurement, for our nonfinancial assets which include our held for sale hotels, and the disclosure of the fair value of our debt.

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability. Level 2 inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, as well as inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 nonfinancial asset valuations use unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.  We develop these inputs based on the best information available, including our own data. Financial asset and liability valuation inputs include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the liability; this includes pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Nonfinancial assets

Nonfinancial asset fair value measurements are discussed below in the note “Impairment Losses.”

Financial instruments

As of March 31, 2014 and December 31, 2013 the fair value of the Series C convertible embedded derivative and the warrant derivative, were determined by the Monte Carlo simulation method.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

As of March 31, 2014 the fair value of the convertible loan embedded derivative was determined using a discounted cash flows method.  The convertible loan was entered into on January 9, 2014.  This embedded derivative is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.  The loan agreement was valued assuming the conversion would occur using a rights offering as that was the most beneficial of the conversion feature options.

The fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Fair Value at
	March 31, 2014	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$2,551	$0	$0	$2,551
Warrant derivative	1,241	0	0	1,241
Convertible loan embedded derivative	151	0	0	151
	$3,943	$0	$0	$3,943

	Fair Value at
	December 31, 2013	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$3,761	$0	$0	$3,761
Warrant derivative	2,146	0	0	2,146
Convertible loan embedded derivative	0	0	0	0
	$5,907	$0	$0	$5,907

There were no transfers between levels during the three months ended March 31, 2014 and the twelve months ended December 31, 2013.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized (gains) losses recorded in the Consolidated Statement of Operations in Other income (loss) during that period (in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three months ending				Three months ending
	March 31, 2014				March 31, 2013
	Series C		Convertible		Series C		Convertible
	preferred		loan		preferred		loan
	embedded	Warrant	embedded		embedded	Warrant	embedded
	derivative	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value,
beginning of period	$3,761	$2,146	$0	$5,907	$7,205	$8,730	$0	$15,935
Net unrealized (gains)
losses included in
other income (loss)	(1,210)	(905)	0	(2,115)	211	106	0	317
Purchases, sales,
issuances and
settlements, net	0	0	151	151	0	0	0	0
Gross transfers in	0	0	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0	0	0
Fair value, end of period	$2,551	$1,241	$151	$3,943	$7,416	$8,836	$0	$16,252

Changes in realized
(gains) losses, included
in income on
instruments held at
end of period	$0	$0	$0	$0	$0	$0	$0	$0
Changes in unrealized
(gains) losses, included
in income on
instruments held at
end of period	$(1,210)	$(905)	$0	$(2,115)	$211	$106	$0	$317

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the hierarchy. The carrying value and estimated fair value of the Company’s debt as of March 31, 2014 and December 31, 2013 are presented in the table below (in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Carrying Value		Estimated Fair Value
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013

Continuing operations	$91,049	$90,620	$81,070	$80,143
Discontinued operations	26,843	27,425	25,686	25,526
Total	$117,892	$118,045	$106,756	$105,669

Discontinued Operations - Hotel Properties Held for Sale and Sold

At December 31, 2013, the Company had 19 hotels identified that it intends to sell and that met the Company’s criteria to be classified as held for sale (the “Sale Hotels”).  During the three months ended March 31, 2014,  one hotel was sold, with no gain or loss.  The hotel sold was a  Super 8 in Shawano, Wisconsin.  Due to changes in the market during the first quarter, one hotel was reclassified as held for sale, and an additional hotel was reclassified from held for sale to held for use. This brings the total number of hotels classified as held for sale to 18 as of March 31, 2014. A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business.

We do not believe any of our hotels were held primarily for sale in the ordinary course of our trade or business. However, if the Internal Revenue Service would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations.    The operating results of the hotels held for sale and sold are included in discontinued operations and are summarized below. The operating results for the three months ended March 31, 2014 include eighteen hotels held for sale and one hotel that was sold in the first quarter of 2014.  The operating results for the three months ended March 31, 2013 include eighteen hotels held for sale, one hotel that was sold in the first quarter of 2014 and seventeen hotels that were sold in 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues	$3,754	$6,283
Hotel and property operations expenses	(3,094)	(5,506)
Interest expense	(378)	(787)
Loss on debt extinguishment	0	(192)
Depreciation expense	(16)	(306)
Net gain on disposition of assets	168	(24)
Impairment loss	(91)	(507)
	$343	$(1,039)

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period, if any. The effects include adjustments to the numerator for any change in fair market value attributed to the derivative liabilities (related to the Series C convertible preferred stock and warrants, and the convertible loan) during the period the convertible securities are dilutive. The computation of basic and diluted earnings per common share is presented below:

	Three months ended
(dollars in thousands, except per share data)	March 31,
	2014	2013
Basic and Diluted Earnings per Share
Calculation:
Numerator: basic and diluted
Net earnings (loss) attributable
to common shareholders:
Continuing operations	$(1,694)	$(3,856)
Discontinued operations	343	(1,039)
Net earnings (loss) attributable to
common shareholders - total basic and diluted	$(1,351)	$(4,895)

Denominator:
Weighted average number
of common shares - basic and diluted	2,892,348	2,887,616

Basic and Diluted Earnings
Per Common Share:
Net earnings (loss) attributable
to common shareholders
per weighted average common share:
Continuing operations - basic and diluted	$(0.59)	$(1.34)
Discontinued operations - basic and diluted	0.12	(0.36)
Total - Basic and Diluted EPS	$(0.47)	$(1.70)

The net earnings (loss) attributable to noncontrolling interest is allocated between continuing and discontinued operations.  Additionally, unvested stock awards, outstanding stock options, the Series C convertible preferred stock and warrants, the preferred operating units, if any, and the convertible loan have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended March 31, 2014 and 2013, since the effects of including these shares in the denominator would be antidilutive due to the loss from continuing operations applicable to common shareholders.  The following table summarizes the weighted average of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three months ended
	March 31
	2014	2013
Outstanding stock options	17,563	27,878
Unvested stock awards outstanding	11,049	1,818
Warrants	3,750,000	3,750,000
Series C preferred stock	3,750,000	3,750,000
Convertible debt	1,307,190	0
Total potentially dilutive securities
excluded from the denominator	8,835,802	7,529,696

Debt Financing

A summary of the Company’s long term debt as of March 31, 2014 is as follows (dollars in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

		Interest
Fixed Rate Debt	Balance	Rate	Maturity

Lender
Great Western Bank	$10,768	4.95%	6/2014
GE Franchise Finance Commercial LLC	17,170	7.17%	12/2014
Citigroup Global Markets Realty Corp	12,177	5.97%	11/2015
Great Western Bank	7,970	5.00%	6/2015
Trevian Capital	8,300	12.50%	6/2015
Elkhorn Valley Bank	2,716	5.50%	6/2016
First State Bank	574	5.50%	9/2016
GE Franchise Finance Commercial LLC	11,695	7.17%	2/2017
Cantor	6,014	4.25%	11/2017
Morgan Stanley	29,399	5.83%	12/2017
Total fixed rate debt	$106,783

Variable Rate Debt

Lender
RES, net of unamortized debt discount of $134	1,866	7.23%	6/2015
GE Franchise Finance Commercial LLC	7,149	3.74%	2/2018
GE Franchise Finance Commercial LLC	2,094	4.30%	2/2018
Total variable rate debt	$11,109

Subtotal debt	117,892

Less: debt associated with hotel properties held for sale	26,843

Total long-term debt	$91,049

On January 9, 2014, the Company entered into an unsecured convertible loan agreement with RES, whereby the Company may borrow up to $2.0 million from time to time in revolving loans, subject to the conditions therein. The loan’s conversion feature was determined to be an embedded derivative and was bifurcated from the host and recorded as a derivative liability with the offset to debt discount. The loan is recorded at $1.9 million net of the unamortized debt discount and is included in “Long-term debt” on the Consolidated Balance Sheets at March 31, 2014.  The discount is being amortized over the term of the applicable notes through July 9, 2015 unless the notes are converted prior to maturity. For the three months ending March 31, 2014, $16,600 of debt discount was amortized and reflected in interest expense in the consolidated statement of operations.

Because the Company did not complete a rights offering of common stock on or before April 15, 2014, RES has the option until July 9, 2015, the maturity date of the loan agreement, subject to any ownership limitations RES may then be subject to, to convert up to $2.0 million of the loan into a number of shares of common stock of the Company (the “Loan Conversion”) determined at the rate per share equal to the greater of (a) the average weighted price of the common stock of the Company for the five trading days preceding the day RES exercises the

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

Loan Conversion, or (b) $1.74 per share, the greater of book or market value of the common stock at the time, and as determined, with respect to Nasdaq Marketplace Rule 5635(d).

Each of the 3,000,000 shares of Series C convertible preferred stock is convertible, in whole or in part, at RES’s option, at any time, but subject to RES’s beneficial ownership limitation, into the number of shares of common stock equal to the $10.00 per share liquidation preference, divided by the conversion price then in effect.  If RES exercises the Loan Conversion, and the rate per share of the Loan Conversion is less than $8.00, the current conversion price of the Series C convertible stock, then pursuant to the terms of the Series C convertible preferred stock, will be adjusted downward to the rate per share of the Loan Conversion. If the conversion price of the Series C convertible preferred stock is adjusted, then pursuant to the terms of warrants held by RES to purchase up to 3,750,000 shares of common stock, the exercise price of the warrants, currently $9.60, will be adjusted to 120% of the adjusted conversion price of the Series C convertible preferred stock.

As of March 31, 2014, the outstanding balance due on the RES loan was $2.0 million. Per the loan agreement the annual interest rate was variable at LIBOR plus 700 basis points but increases to a 12.5% fixed rate back to the origination date of the loan if a rights offering was not completed by April 15, 2014. At this time the Company is in the process of initiating a rights offering, but a rights offering was not concluded as of April 15, 2014, so the interest rate increased per the agreement. $23,163 of interest was paid in the three months ending March 31, 2014 and $16,854 of interest was accrued to reflect the increased rate.

Using the 12.5% interest rate and $16,854 of amortization of the debt discount for the three months ending March 31, 2014, the effective interest rate was 18.3% as of March 31, 2014.

On March 10, 2014 the Company sold a Super 8 in Shawano, Wisconsin (55 rooms) for $1.1 million. Proceeds were used to pay off the associated loan and reduce the balance of the revolving credit facility with Great Western Bank.

On March 14, 2014, we received a waiver from GE Franchise Finance Commercial LLC (“GE”) for non-compliance with our before dividend fixed charge coverage ratio (FCCR) covenant with respect to our GE-encumbered properties (actual of 1.25:1 versus requirement of 1.30:1), our before dividend consolidated FCCR covenant (actual of 0.98:1 versus requirement of 1.20:1), and our after dividend consolidated FCCR covenant (actual of 0.84:1 versus requirement of 1.00:1) in each case, as of March 31, 2014.

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

The GE amendment, among other things, also: (a) provides that the consolidated FCCRs are not required to be tested as of the end of any fiscal quarter if the loan to value ratio with respect to our GE-encumbered properties is 60% or less; (b) implements changes beneficial to the Company regarding release of collateral, prepayment fees and loan reamortizations; (c) requires that any variable rate loans remaining outstanding as of December 31, 2014 be converted to fixed rate loans bearing interest at 4.75%; and (d) required payment by June 30, 2014 of a $380,000 modification fee.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

At March 31, 2014, the Company had long-term debt of $91.0 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 2.5 years and a weighted average interest rate of 6.3%. The weighted average fixed rate was 6.4%, and the weighted average variable rate was 3.3%. Debt is classified as held for use if the properties collateralizing it are included in continuing operations. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2014 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2014	$26,843	$13,345	$40,188
2015	0	26,692	26,692
2016	0	4,817	4,817
2017	0	40,734	40,734
2018	0	5,461	5,461
Thereafter	0	0	0
	$26,843	$91,049	$117,892

At March 31, 2014, the Company had $40.2 million of principal due in 2014. Of this amount, $30.5 million of the principal due is associated with either assets held for use or assets held for sale, and matures in 2014 pursuant to the notes and mortgages evidencing such debt. The remaining $9.7 million is associated with assets held for sale and is not contractually due in 2014 unless the related assets are sold. The maturities comprising the $30.5 million consist of:

•	a $10.8 million balance on the revolving credit facility with Great Western Bank;
•	a $14.7 million balance on a mortgage loan with GE;
•	a $2.5 million balance on a mortgage loan with GE; and
•	approximately $2.5 million of principal amortization on mortgage loans.

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

We are required to comply with certain financial covenants for some of our lenders.  As of March 31, 2014, we were either in compliance with our financial covenants or obtained waivers for non-compliance (as discussed above). As a result, we are not in default of any of our loans.

Stock-Based Compensation

Non Vested Share Awards

On May 22, 2012 share awards totaling 5,625 shares were made to two executive officers of the Company in accordance with the Plan at a grant date price of $7.20.  The shares vest based on continued employment of the executives, and the restrictions lapse in 50% increments on each of the first and second anniversary of issuance. There were 2,813 and 5,625 unvested stock awards as of March 31, 2014 and 2013, respectively.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

On July 15, 2013, the Company granted share awards and stock options to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The share awards total 3,125 authorized but previously unissued shares of the Company’s common stock with a grant date price of $7.28. The shares vest based on continued employment of the executive, and the restrictions lapse in 33.3% increments on each of the first, second and third anniversaries of issuance. There were 3,125 unvested awards as of March 31, 2014. The stock options entitle the executive to purchase 3,125 authorized but previously unissued shares of the Company’s common stock at an exercise price of $8.08 per share. The stock options have a four-year term and vest in equal one-third increments on each of the first, second and third anniversaries of issuance provided that the executive is employed by the Company on each such vesting date. The stock options and share awards will become fully vested in the event of a change of control of the company or upon the executive’s death or disability.

Investment Committee Share Compensation

In March 2012 the Board of Directors approved the recommendation by the Compensation Committee that the independent directors serving as members of the Investment Committee receive their monthly Investment committee fees in the form of shares of the Company’s Common Stock issued under the 2006 Stock Plan, priced as the average of the closing price of the stock for the first 20 trading days for the calendar year.  The shares issued to the independent directors of the Investment Committee for the three months ended March 31, 2014 and 2013 were 747 and 0, respectively. The 747 shares earned by the Investment Committee for the first quarter of 2013 were issued on April 1, 2013.

Share-Based Compensation Expense

The expense recognized in the condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 for share-based compensation related to employees and directors was approximately $9,300 and $12,500, respectively.

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

Three Months Ended March 31, 2014 and 2013

(Unaudited)

•	A revenue multiplier for the terminal value based on an average of historical sales from leading industry brokers of like properties was applied according to the assigned holding period.

During the three months ended March 31, 2014, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels. The Company did record $0.1 million of recovery on one hotel that was moved from held for sale to held for use at the end of the first quarter of 2014.

During the three months ended March 31, 2013, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels.

Held for sale

During the three months ending March 31, 2014, Level 3 inputs were used to determine non-cash impairment losses of $0.1 million on three held for sale hotels and one hotel declared held for sale in the first quarter of 2014.  One hotel at the time of sale had negligible impairment and one hotel that was put back into held for use late in the first quarter of 2014 had $0.1 million of recovery from previously recorded impairment loss.

During the three months ending March 31, 2013, Level 3 inputs were used to determine non-cash impairment loss of $0.5 million on ten subsequently sold hotels and two held for sale hotels. The Company also recorded negligible recovery of impairment on one hotel at the time of sale.

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

Income Taxes

We have provided a full valuation allowance against our deferred tax asset at March 31, 2014 and 2013, that results in no net deferred tax asset at March 31, 2014 and 2013 due to the uncertainty of realization (because of historical operating losses). The TRS Lessee has estimated its income tax benefit using a combined federal and state rate of approximately 38%.  The TRS net operating loss carryforward from March 31, 2014 as determined for federal income tax purposes was approximately $21.9 million. The availability of such loss carryforward will begin to expire in 2022.

Noncontrolling Interest of Common Units in SLP

As of March 31, 2014 and 2013, 97,008 Common OP Units were outstanding.

Equity Reconciliation of Parent and Noncontrolling Interest

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

(dollars in thousands)
	Preferred	Preferred			Distribution		Noncontrolling
	A	C	Common	Additional	in excess of	Net	interest in
	shares	shares	shares	paid - in	retained	shareholders'	consolidated	Total
	par value	par value	par value	capital	earnings	equity	partnerships	equity
Balance at
December 31, 2013	$8	$30	$29	$135,293	$(102,747)	$32,613	$113	$32,726
Stock-based
compensation	0	0	0	9	0	9	0	9
Net loss	0	0	0	0	(504)	(504)	(1)	(505)
Balance at
March 31, 2014	$8	$30	$29	$135,302	$(103,251)	$32,118	$112	$32,230

Series B Redeemable Preferred Stock

At March 31, 2014 there were 332,500 shares of 10.0% Series B preferred stock outstanding.  The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

Dividends on the Series B preferred stock are cumulative and are payable quarterly in arrears on each March 31, June 30, September 30 and December 31, or, if not a business day, the next succeeding business day, at the annual rate of 10.0% of the $25.00 liquidation preference per share, equivalent to a fixed annual amount of $2.50 per share.  Dividends on the Series B preferred stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared and whether or not such dividends are prohibited by agreement. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series B preferred stock to preserve capital and improve liquidity. Accrued but unpaid dividends on the Series B preferred stock will not bear interest. Undeclared dividends are $415,616, or $1.25 per share as of March 31, 2014.

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

The Series B preferred stock was not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

of incorporation establishing the Series B preferred stock).  The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At March 31, 2014, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Series A Preferred Stock

On December 30, 2005,  the Company offered and sold 1,521,258 shares of 8% Series A preferred stock.  At March 31, 2014, 803,270 shares of Series A preferred stock remained outstanding.  Dividends on the Series A preferred stock are cumulative and are payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. The Company may redeem the Series A preferred stock, in whole or in part, at any time or from time to time for cash at a redemption price of $10.00 per share, plus all accrued and unpaid dividends. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series A preferred stock to preserve capital and improve liquidity. Unpaid dividends will accumulate and bear additional dividends at 8%, compounded monthly. Undeclared dividends are $216,359, or $0.269 per share, as of March 31, 2014.

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

Each of the 3,000,000 shares of Series C convertible preferred stock is convertible, in whole or in part, at RES’s option, at any time, but subject to RES’s beneficial ownership limitation, into the number of shares of common stock equal to the $10.00 per share liquidation preference, divided by the conversion price then in effect.  If RES exercises the Loan Conversion, and the rate per share of the Loan Conversion is less than $8.00, the current conversion price of the Series C convertible stock, then pursuant to the terms of the Series C convertible preferred stock, will be adjusted downward to the rate per share of the Loan Conversion. If the conversion price of the Series C convertible preferred stock is adjusted, then pursuant to the terms of warrants held by RES to purchase up to 3,750,000 shares of common stock, the exercise price of the warrants, currently $9.60, will be adjusted to 120% of the adjusted conversion price of the Series C convertible preferred stock.

Each share of Series C convertible preferred stock is entitled to a dividend of $0.625 per year payable in equal quarterly dividends. Each share of Series C convertible preferred stock has a liquidation preference of $10.00 per share, in cash, plus an amount equal to any accrued and unpaid dividends.  With respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, the Series C convertible preferred stock ranks: (a) on  a parity with the Series A preferred stock and Series B preferred stock and other future series of preferred stock designated to rank on  a parity, and (b) senior to the common stock and other future series of preferred stock

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

designated to rank junior, and (c) junior to the Company’s existing and future indebtedness. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series C cumulative preferred stock to preserve capital and improve liquidity. Unpaid dividends will accumulate and bear additional dividends at 6.25%, compounded quarterly. Undeclared dividends are $944,824, or $0.315 per share, as of March 31, 2014.

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

The Series C convertible preferred stock will vote with the common stock as one class, subject to certain voting limitations. For any vote, the voting power of the Series C convertible preferred stock will be equal to the lesser of: (a) 0.78625 vote per share or (b) an amount of votes per share such that the vote of all shares of Series C convertible preferred stock in the aggregate equal 34% of the combined voting power of all the Company voting stock, minus an amount equal to the number of votes represented by the other shares of voting stock beneficially owned by RES and its affiliates (the “Voting Limitation”).

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

Equity Distribution Agreement

On March 29, 2011, the Company entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which the Company may offer and sell up to 250,000 shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to the Company’s registration statement on Form S-3 (333-170756). During the three months ended March 31, 2014 or 2013 no shares were issued under this agreement.

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

Three Months Ended March 31, 2014 and 2013

(Unaudited)

any of these claims and legal proceedings should not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

A lawsuit has been filed against the Company in Muscogee County Superior Court in Columbus, Georgia by a plaintiff on October 22, 2013. The plaintiff is alleging injury from an altercation with an employee at the Columbus, Georgia Super 8.  The Plaintiff is seeking to recover for damages arising out of physical and mental injury, lost wages, pain and suffering, past and future medical expenses and punitive or exemplary damages.

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

As further disclosed in the Debt Financing footnote, the Company was not in compliance with certain covenants related to its loan facilities with GE. The Company received a waiver for non-compliance as of March 31, 2014.  If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our loan facilities with Great Western Bank and GE contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan.

Subsequent Events

On April 24, 2014 the Company sold a Baymont Inn in Brooks, Kentucky (65 rooms) for $1.7 million. Proceeds were used to pay down the associated debt with GE with the remainder applied to the revolving line of credit with Great Western Bank.

On May 6, 2014, the Company sold a Super 8 hotel in Omaha, Nebraska (101 room) for $1.6 million. Proceeds were used to pay down the associated debt with Great Western Bank.

The Company has set the close of business on April 24, 2014 as the record date (the "Record Date") for the distribution of subscription rights for common stock of the Company. Each subscription right will entitle its holder

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

(Unaudited)

to purchase one share of common stock of the Company.  The Company is issuing at no charge to the holders of its common stock and Series C convertible preferred stock transferable subscription rights to purchase shares of common stock. Each holder of common stock will receive one subscription right for each full share of common stock owned by that holder as of the close of business on the Record Date. The holder of the Series C Preferred Stock will receive 3,750,000 subscription rights, equal to the number of shares of common stock into which the Series C Preferred Stock may be converted as of the Record Date. Each of the 3,000,000 shares of Series C convertible preferred stock is convertible, in whole or in part, at RES’s option, at any time, but subject to RES’s beneficial ownership limitation, into the number of shares of common stock equal to the $10.00 per share liquidation preference, divided by the conversion price then in effect. If the exercise price of the subscription rights, which has not yet been announced by the Company, is less than $8.00, the current conversion price of the Series C convertible stock, then pursuant to the terms of the Series C convertible preferred stock, will be adjusted downward to the exercise price. If the conversion price of the Series C convertible preferred stock is adjusted, then pursuant to the terms of warrants held by RES to purchase up to 3,750,000 shares of common stock, the exercise price of the warrants, currently $9.60, will be adjusted to 120% of the adjusted conversion price of the Series C convertible preferred stock. A registration statement relating to rights offering and the sale of common stock of the Company has been filed with the Securities and Exchange Commission (“SEC”), but has not yet become effective. The Company presently expects to distribute the subscription rights to its shareholders as soon as practicable after the registration statement is declared effective by the SEC.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  Results for the three months ended March 31, 2014 are not necessarily indicative of results that may be attained in the future.

References to “we”, “our”, “us”, “Company”, and “Supertel Hospitality” refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Preparation of these statements requires management to make certain estimates and judgments that affect our financial position and results of operations.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of March 31, 2014 we owned 68 hotels in 21 states.  Our hotels operate under several national and independent brands.

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

Overview of Discontinued Operations

The condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 include the results of operations for the eighteen hotels classified as held for sale at March 31, 2014, as well as all properties that have been sold during 2014  and prior years in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operations.

The assets held for sale at March 31, 2014 and 2013 are separately disclosed in the Condensed Consolidated Balance Sheets.  Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made.  While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all.  We believe that all our held for sale assets as of March 31, 2014 remain properly classified in accordance with ASC 205-20.

Where the carrying value of an asset held for sale exceeded the estimated fair value, net of selling costs, we reduced the carrying value and recorded an impairment charge. Level 3 inputs were used during the three months ended March 31, 2014 to determine impairment loss of $0.1 million on three held for sale hotels and one hotel declared held for sale in the first quarter of 2014.  The Company also recorded negligible impairment on one hotel at the time of sale.

Level 3 inputs were used during the three months ended March 31, 2013 to determine impairment loss of $0.5 million on ten hotels subsequently sold and two hotels classified as held for sale, and negligible impairment on one hotel at the time of sale.

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

General

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The discussion that follows is based primarily on the condensed consolidated financial statements of the three months ended March 31, 2014 and 2013, and should be read along with the condensed consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s 68 and 84 hotels as of March 31, 2014 and 2013, respectively.

Results of Operations

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

Operating results are summarized as follows (in thousands):

	Three months ended			Three months ended
	March 31, 2014			March 31, 2013			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$11,785	$3,754	$15,539	$11,895	$6,283	$18,178	$(110)
Hotel and property
operations expenses	(10,348)	(3,094)	(13,442)	(10,326)	(5,506)	(15,832)	(22)
Interest expense	(1,802)	(378)	(2,180)	(1,443)	(787)	(2,230)	(359)
Loss on debt extinguishment	(9)	0	(9)	(91)	(192)	(283)	82
Depreciation and amortization	(1,660)	(16)	(1,676)	(1,655)	(306)	(1,961)	(5)
General and administrative	(985)	0	(985)	(1,059)	0	(1,059)	74
Acquisition and
termination expense	0	0	0	(21)	0	(21)	21
Net gain (loss) on
dispositions of assets	(25)	168	143	(29)	(24)	(53)	4
Other income	2,146	0	2,146	(297)	0	(297)	2,443
Impairment loss	119	(91)	28	0	(507)	(507)	119
Terminated equity transactions	(69)	0	(69)	0	0	0	(69)
Net income (loss)	$(848)	$343	$(505)	$(3,026)	$(1,039)	$(4,065)	$2,178

Occupancy for the same store portfolio rose 0.6% from the prior year, while ADR declined 1.9%.  The overall result was a 1.3% drop in RevPAR.  Our results were impacted by several factors. While two of four properties which were rebranded during 2013 have stabilized and are beginning to show improvement, the other two continued to acclimate to the lower daily rates and required new reservation systems.  Four of our properties were impacted by the general weakness of the Washington DC market.  Offsetting improvements occurred at each of six hotels which had large investments of capital improvements during 2012 and 2013. Aggressive rate and marketing strategies by our management companies also positively contributed to our top line. We refer to our entire portfolio as select service hotels, which we further describe as upscale, upper midscale, midscale, economy and extended stay hotels.  Results for our same store portfolio are presented below under “Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy”.

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended March 31, 2014,  decreased 0.9% compared to the same period in 2013.

During the first quarter of 2014, hotel and property operations expenses from continuing operations were essentially flat compared with the first quarter of 2013.  A $0.2 million increase in the cost of utilities was mostly offset by a decrease in the cost of payroll, room supplies and advertising.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

There was an increase in interest expense in the same store portfolio of approximately $0.3 million, caused by new borrowings at higher interest rates, as well as the increased balance on the revolving line of credit with Great Western Bank. Depreciation and amortization expense from continuing operations remained flat for the first quarter of 2014 compared with 2013.  The general and administrative expense for the 2014 first quarter decreased by $0.1 million, caused primarily by decreased employee recruiting costs and decreased salaries from having one less employee.

Other Income (Expense)

The increase in the unrealized gain in other income/expense is a result of the change in valuation of the derivative liabilities for the quarter ended March 31, 2014  compared to the quarter ended March 31, 2013.  The derivatives were revalued at March 31, 2014 and 2013.  The fair value of the derivative liabilities decreased by an aggregate of $2.4 million and increased by an aggregate of $0.9 million during the first quarter of 2014 and 2013, respectively. The change in fair value is due primarily to a change in the price of the common stock.

Impairment loss

For the first quarter of 2014, we recorded impairment charges of $0.1  million on three held for sale hotels and one hotel declared held for sale in the first quarter of 2014, negligible impairment on one hotel at the time of sale, and recovery of $0.1 million of previously recorded impairment loss on one hotel moved back to held for use late in the first quarter. For the first quarter of 2013, we recorded impairment charges of $0.5 million on ten hotels subsequently sold and two hotels classified as held for sale, and negligible impairment on one hotel at the time of sale. There was no impairment taken against hotels classified as held for use.

Dispositions

In the first quarter of 2014, one property was sold with no gain or loss recognized. In the first quarter of 2013, two properties were sold with no gain or loss recognized.

Income tax

At March 31, 2014 and 2013, the company provided a full valuation allowance against our deferred tax asset due to the uncertainty of realization because of historical operating losses. Due to the full deferred tax valuation allowance, no income tax expense or benefit was recorded for the quarters ended March 31, 2014 and 2013.

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

Our business requires continued access to adequate capital to fund our liquidity needs.    In February 2012, the Company issued 3.0 million shares of Series C convertible preferred stock which provided $28.6 million of net proceeds.  The Company agreed to use $25 million to pursue hotel acquisitions. We have used $6.6 million to purchase a hotel and remain committed to use $18.4 million for hospitality acquisitions.  As of March 31, 2014, we have used $9.1 million for debt repayment and $3.7 million for operational funds from the proceeds committed to hotel acquisitions. There are no contractual restrictions or penalties related to the use of these funds for purposes other than acquisitions. The Company is obligated to replace these funds promptly as it has the ability to do so. The Company is exploring opportunities to satisfy its long term liquidity needs as well as replenish the acquisitions fund. There can be no assurance that the Company will be able to obtain the funding to replace these funds.

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

The Company has significant indebtedness maturing during 2014, including a revolving line of credit with Great Western Bank ($10.8 million balance at March 31, 2014) and $17.2 million of mortgage loans with GE Franchise Finance Commercial LLC (“GE”).  The Company’s plan is to refinance the debt. If we are not successful in negotiating the refinancing of this debt or finding alternate sources of financing, we will be unable to meet the Company’s near-term liquidity requirements. The seven hotels securing the GE loans are held for sale, and if sold, the Company believes that the net proceeds from the sale of the hotels would be sufficient to satisfy the debt with GE. If the hotels are not sold, the Company will attempt to refinance the debt with GE. If we are unable to refinance our debt with GE, we may be forced to dispose of the seven hotels on disadvantageous terms, which could compel us to file for reorganization.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The eighteen properties held for sale as of March 31, 2014 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

We are actively marketing the 18 properties held for sale, which we anticipate will result in the elimination of an estimated  $26.8 million of debt. However, some of these hotels’ markets have experienced a  decrease in expected pricing. We may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

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

The Company is required to meet various financial covenants required by its existing lenders. If the Company’s future financial performance fails to meet these financial covenants, then its lenders also have the ability to take control of its encumbered hotel assets. Defaults with lenders due to failure to repay or refinance debt when due or failure to comply with financial covenants could also result in defaults under our credit facilities with Great Western Bank and GE. Our Great Western Bank and GE credit facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan. If this were to happen, whether due to failure to repay or refinance debt when due or failure to comply with financial covenants, the Company’s ability to conduct business could be severely impacted as there can be no assurance that the adequacy and timeliness of cash flow would be available to meet the Company’s liquidity requirements. Should the Company be unable to maintain compliance with financial covenants, we will be required to obtain waivers or, where allowed, cure the violation through additional principal payments. There is no assurance that the Company will be able to obtain waivers, or cure defaults with additional principal payments, if needed. The Company has in the past obtained waivers and modifications of its financial covenants with certain of its lenders in order to avoid defaults; however, there is no certainty that the Company could obtain waivers or modifications in the future, if the need arises.

The Company did not declare a common stock dividend during 2014 or 2013.  In December 2013, the Company announced the suspension of the regular dividends on its outstanding preferred stock to preserve capital and improve liquidity. The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy.

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

At March 31, 2014, available cash was $0.4 million and the Company’s available borrowing capacity on the Great Western Bank revolver was $1.7 million. Hotel revenues and operating results are greater in the second and third quarters than in the first and fourth quarters.  As a result, we may have to enter into short-term borrowings in our first and fourth quarters in order to offset these fluctuations in revenues.  There is no assurance that we will be successful in obtaining such short-term borrowings. As noted above, at March 31, 2014, cash flows from operations, the Great Western Bank revolver and the sources identified above are not expected to be sufficient to meet both short term and long term liquidity requirements.

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

The Great Western Bank revolver is a source of funds for our obligation to RES to use proceeds from the sale of the Series C convertible preferred stock for hotel acquisitions. The borrowings from the Great Western Bank revolver for the GE debt payments on December 31, 2012 and for operational funds in the first quarter of 2012 were made with RES’s consent. The Company anticipates additional borrowings from the Great Western Bank revolver with RES’s consent for operational funds until revenues and operating results improve. We have agreed with RES to replace those funds when we are able to do so, so that the replacement funds can be available for hotel acquisitions.

Short term outflows include monthly operating expenses, estimated debt service for the remainder of 2014 of $6.7 million, and, if declared, the payment of dividends on Series A and Series B preferred stock, and Series C convertible preferred stock. Our long-term liquidity requirements consist primarily of the costs of renovations and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties, and funds for acquisitions.

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

In addition, management has identified noncore assets in our portfolio to be liquidated over a one to ten year period. We project that proceeds from anticipated property sales during 2014, net of expenses and debt repayment, of $4.0 million will be available for the Company’s cash needs. We project that our operating cash flow, Great Western Bank revolver and, if realized, the sources identified above will be sufficient to satisfy all of our liquidity and other capital needs for the balance of 2014.

Because our operating income and proceeds from sales of non core hotels have been inadequate to cover working capital requirements, we have used funds that were previously identified by RES for acquisitions for operating and debt service requirements,  and we recently secured a $2.0 million loan in January 2014 from RES to meet near term cash needs.  This loan alone is not sufficient to meet our current cash requirements and we will need additional funds over the short term until we are able to access longer term funding sources as identified above.  We cannot be assured these sources will be available and if they are not available, we may dispose of assets at unfavorable prices, delay or default in paying our obligations, seek legal protection while attempting to reorganize or cease operations entirely.

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

Financing

On March 29, 2011, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) pursuant to which we may offer and sell up to 250,000 shares of common stock from time to time through JMP. Sales of shares of the Company common stock, if any, under the agreement may be made in negotiated transactions or other transactions that are deemed to be “at the market” offerings, including sales made directly on the Nasdaq Global Market or sales made to or through a market maker other than on an exchange. The common stock will be sold pursuant to our registration statement on Form S-3 (333-170756).  During the three months ended March 31, 2014 and 2013 no shares were issued under this agreement.

At March 31, 2014, the Company had long-term debt of $91.0 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 2.5 years and a weighted average interest rate of 6.3%.  The weighted average fixed rate was 6.4%, and the weighted average variable rate was 3.3%.  Debt is classified as held for use if the properties collateralizing it are included in continuing operations.  Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations.  Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year.  Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2014 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Held For Sale	Held For Use	TOTAL
Remainder of 2014	$26,843	$13,345	$40,188
2015	0	26,692	26,692
2016	0	4,817	4,817
2017	0	40,734	40,734
2018	0	5,461	5,461
Thereafter	0	0	0
	$26,843	$91,049	$117,892

At March 31, 2014, the Company had $40.2 million of principal due in 2014. Of this amount, $30.5 million of the principal due is associated with either assets held for use or assets held for sale, and matures in 2014 pursuant to the notes and mortgages evidencing such debt. The remaining $9.7 million is associated with assets held for sale and is not contractually due in 2014 unless the related assets are sold. The maturities comprising the $30.5 million consist of:

•	a $10.8 million balance on the revolving credit facility with Great Western Bank;
•	a $14.7 million balance on a mortgage loan with GE;
•	a $2.5 million balance on a mortgage loan with GE; and
•	approximately $2.5 million of principal amortization on mortgage loans.

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

Financial Covenants

The key financial covenants for certain of our loan agreements and compliance calculations as of March 31, 2014 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement).  As of March 31, 2014, we were either in compliance with our financial covenants or obtained waivers for non-compliance (as discussed below).  As a result, as of March 31, 2014, we are not in default of any of our loans.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	March 31,	March 31,
Great Western Bank Covenants	2014	2014
Consolidated debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$2,207
Net adjustments per loan agreement		12,911
Adjusted NOI per loan agreement (A)		$15,118

Interest expense per financial statements -
continuing operations		6,579
Interest expense per financial statements -
discontinued operations		2,540
Total interest expense per financial statements		$9,119

Net adjustments per loan agreement		2,532
Debt service per loan agreement (B)		$11,651

Consolidated debt service coverage ratio		1.30 : 1
* Calculations based on prior four quarters

(Dollars in thousands)	March 31,	March 31,
Great Western Bank Covenants	2014	2014
Loan-specific debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.20:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$2,207
Net adjustments per loan agreement		225
Adjusted NOI per loan agreement (A)		$2,432

Interest expense per financial statements -
continuing operations		6,579
Interest expense per financial statements -
discontinued operations		2,540
Total interest expense per financial statements		$9,119

Net adjustments per loan agreement		(7,451)
Debt service per loan agreement (B)		$1,668

Loan-specific debt service coverage ratio		1.46 : 1
* Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	March 31,	March 31,
Great Western Bank Covenants	2014	2014
Consolidated leverage ratio	Requirement	Calculation
calculated as follows:	≤ 4.25
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements
and loan agreement (A)		$130,435

Total assets per financial statements		170,327
Total liabilities per financial statements		130,435
Tangible net worth per loan agreement (B)		$39,892

Consolidated Leverage Ratio		3.27

The credit facilities with Great Western Bank also require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, and that we not pay dividends in excess of 75% of our funds from operations per year. The credit facilities currently consist of a $12.5 million revolving credit facility and term loans in the original principal amount of $10 million and $7.5 million. The credit facilities provide for $12.5 million of availability under the revolving credit facility, subject to the limitation that the loans available to us through the revolving credit facility and term loans may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20 to 1. At March 31, 2014, the revolving credit facility was fully available and the outstanding balance was $10.8 million.

(Dollars in thousands)	March 31,	March 31,
GE Covenants	2014	2014
Loan-specific fixed charge coverage ratio	Requirement	Calculation
calculated as follows: *	≥ 1.30:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$2,207
Net adjustments per loan agreement		2,936
Adjusted EBITDA per loan agreement (A)		$5,143

Interest expense per financial statements -
continuing operations		6,579
Interest expense per financial statements -
discontinued operations		2,540
Total interest expense per financial statements		$9,119

Net adjustments per loan agreement		(5,020)
Fixed charges per loan agreement (B)		$4,099
Loan-specific fixed charge coverage ratio		1.25 : 1
* Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	March 31,	March 31,
GE Covenants	2014	2014
Loan-specific loan to value ratio	Requirement	Calculation
calculated as follows:	≤ 70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$38,108

Value (B)		$55,120

Loan-specific loan to value ratio		69.1%

(Dollars in thousands)	March 31,	March 31,
GE Covenants	2014	2014
Before dividend consolidated fixed charge	Requirement	Calculation
coverage ratio calculated as follows: *	≥ 1.20:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$2,207
Net adjustments per loan agreement		8,512
Adjusted EBITDA per loan agreement (A)		$10,719

Interest expense per financial statements -
continuing operations		6,579
Interest expense per financial statements -
discontinued operations		2,540
Total interest expense per financial statements		$9,119

Net adjustments per loan agreement		1,875
Fixed charges per loan agreement (B)		$10,994
Before dividend consolidated fixed charge coverage ratio		0.98:1
* Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	March 31,	March 31,
GE Covenants	2014	2014
After dividend consolidated fixed charge	Requirement	Calculation
coverage ratio calculated as follows: *	≥ 1.00:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$2,207
Net adjustments per loan agreement		8,512
Adjusted EBITDA per loan agreement (A)		$10,719

Interest expense per financial statements -
continuing operations		6,579
Interest expense per financial statements -
discontinued operations		2,540
Total interest expense per financial statements		$9,119

Net adjustments per loan agreement		3,656
Fixed charges per loan agreement (B)		$12,775
After dividend consolidated fixed charge coverage ratio		0.84:1
* Calculations based on prior four quarters

As of March 31, 2014, the Company was not in compliance with the GE before dividend fixed charge coverage ratio (FCCR) with respect to its GE-encumbered properties, the GE before dividend consolidated FCCR and the GE after dividend consolidated FCCR, but obtained waivers from GE as discussed further below.

Prior to the amendment discussed below, the financial covenants under our loan facilities with GE required that, through the term of the loans, we maintain: (a) a minimum before dividend FCCR with respect to our GE-encumbered properties (based on a rolling 12-month period) of 1.30:1; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 72.2% as of March 31, 2014, which requirement decreased  periodically thereafter to 60% as of December 31, 2015; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 1.20:1 as of March 31, 2014, which requirement increased periodically thereafter to 1.30:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 1.00:1.

As of March 31, 2014, our before dividend FCCR with respect to our GE-encumbered properties (as defined in the loan agreement) was 1.25:1, our before dividend consolidated FCCR (as defined in the loan agreement) was 0.98:1 and our after dividend consolidated FCCR (as defined in the loan agreement) was 0.84:1. On March 14, 2014, the Company received a waiver for non-compliance with these covenants as of March 31, 2014.

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

60% or less; (b) implements changes beneficial to the Company regarding release of collateral, prepayment fees and loan reamortizations; (c) requires that any variable rate loans remaining outstanding as of December 31, 2014 be converted to fixed rate loans bearing interest at 4.75%; and (d) required payment by June 30, 2014 of a $380,000 modification fee.

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

A summary of the Company’s long term debt as of March 31, 2014 is as follows (dollars in thousands):

		Interest
Fixed Rate Debt	Balance	Rate	Maturity

Lender
Great Western Bank	$10,768	4.95%	6/2014
GE Franchise Finance Commercial LLC	17,170	7.17%	12/2014
Citigroup Global Markets Realty Corp	12,177	5.97%	11/2015
Great Western Bank	7,970	5.00%	6/2015
Trevian Capital	8,300	12.50%	6/2015
Elkhorn Valley Bank	2,716	5.50%	6/2016
First State Bank	574	5.50%	9/2016
GE Franchise Finance Commercial LLC	11,695	7.17%	2/2017
Cantor	6,014	4.25%	11/2017
Morgan Stanley	29,399	5.83%	12/2017
Total fixed rate debt	$106,783

Variable Rate Debt

Lender
RES, net of unamortized debt discount of $134	1,866	7.23%	6/2015
GE Franchise Finance Commercial LLC	7,149	3.74%	2/2018
GE Franchise Finance Commercial LLC	2,094	4.30%	2/2018
Total variable rate debt	$11,109

Subtotal debt	117,892

Less: debt associated with hotel properties held for sale	26,843

Total long-term debt	$91,049

On January 9, 2014, the Company entered into an unsecured convertible loan agreement with RES, whereby the Company may borrow up to $2.0 million from time to time in revolving loans, subject to the conditions therein. The loan’s conversion feature was determined to be an embedded derivative and was bifurcated from the host and recorded as a derivative liability with the offset to debt discount. The loan is recorded at $1.9 million net of the unamortized debt discount and is included in “Long-term debt” on the Consolidated Balance Sheets at March 31,

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

2014.  The discount is being amortized over the term of the applicable notes through July 9, 2015 unless the notes are converted prior to maturity. For the three months ending March 31, 2014, $16,600 of debt discount was amortized and reflected in interest expense in the consolidated statement of operations.

Because the Company did not complete a rights offering of common stock on or before April 15, 2014, RES has the option until July 9, 2015, the maturity date of the loan agreement, subject to any ownership limitations RES may then be subject to, to convert up to $2.0 million of the loan into a number of shares of common stock of the Company (the “Loan Conversion”) determined at the rate per share equal to the greater of (a) the average weighted price of the common stock of the Company for the five trading days preceding the day RES exercises the Loan Conversion, or (b) $1.74 per share, the greater of book or market value of the common stock at the time, and as determined, with respect to Nasdaq Marketplace Rule 5635(d).

Each of the 3,000,000 shares of Series C convertible preferred stock is convertible, in whole or in part, at RES’s option, at any time, but subject to RES’s beneficial ownership limitation, into the number of shares of common stock equal to the $10.00 per share liquidation preference, divided by the conversion price then in effect.  If RES exercises the Loan Conversion, and the rate per share of the Loan Conversion is less than $8.00, the current conversion price of the Series C convertible stock, then pursuant to the terms of the Series C convertible preferred stock, will be adjusted downward to the rate per share of the Loan Conversion. If the conversion price of the Series C convertible preferred stock is adjusted, then pursuant to the terms of warrants held by RES to purchase up to 3,750,000 shares of common stock, the exercise price of the warrants, currently $9.60, will be adjusted to 120% of the adjusted conversion price of the Series C convertible preferred stock.

As of March 31, 2014, the outstanding balance due on the RES loan was $2.0 million. Per the loan agreement the annual interest rate was variable at LIBOR plus 700 basis points but increases to a 12.5% fixed rate back to the origination date of the loan if a rights offering was not completed by April 15, 2014.  At this time the Company is in the process of initiating a rights offering, but a rights offering was not concluded as of April 15, 2014, so the interest rate increased per the agreement. $23,163 of interest was paid in the three months ending March 31, 2013 and $16,854 of interest was accrued to reflect the increased rate.

Using the 12.5% interest rate and $16,854 of amortization of the debt discount for the three months ending March 31, 2014, the effective interest rate was 18.3% as of March 31, 2014.

On March 10, 2014 the Company sold a Super 8 in Shawano, Wisconsin (55 rooms) for $1.1 million. Proceeds were used to pay off the associated loan and reduce the balance of the revolving credit facility with Great Western Bank.

Contractual Commitments

Below is a summary of certain obligations that will require capital as of March 31, 2014 (in thousands):

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 years
Long-term debt including interest	$104,279	$17,406	$38,593	$48,280	$0
Land leases	4,421	171	444	124	3,682
Total contractual obligations	$108,700	$17,577	$39,037	$48,404	$3,682

The column titled “Less than 1 Year” represents payments due for the balance of 2014.  Long-term debt includes debt on properties classified in continuing operations.  The debt related to properties held for sale (and expected to be sold in the next 12 months, with the respective debt paid) of $26.8 million is not included in the table above.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less.  The land leases reflected in the table above represent continuing operations.   In addition, the Company has one land lease associated with properties in discontinued operations.  This property is expected to be sold in the next 12 months.  The annual lease payments of $13,200 are not included in the table above.  We also have management agreements with HMA, Strand, Kinseth, and Cherry Cove for the management and operation of our hotel properties.

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

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability. Level 2 inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, as well as inputs other than quoted prices that are observable for the asset or liability such as interest rate yield curves that are observable at commonly quoted intervals.

Level 3 nonfinancial asset valuations use unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.  We develop these inputs based on the best information available, including our own data. Financial asset and liability valuation inputs include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the liability; this includes pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Nonfinancial assets

During the three months ending March 31, 2014, Level 3 inputs were used to determine non-cash impairment losses of $0.1 million on three held for sale hotels and one hotel declared held for sale in the first quarter of 2014. One hotel at the time of sale had negligible impairment and one hotel that was put back into held for use late in the first quarter of 2014 had $0.1 million of recovery from previously recorded impairment loss.

During the three months ending March 31, 2013, Level 3 inputs were used to determine non-cash impairment losses of $0.5 million on ten subsequently sold hotels and two held for sale hotels. The Company also recorded negligible recovery of impairment on one hotel at the time of sale.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Financial instruments

As of March 31, 2014 and December 31, 2013, the fair value of the Series C convertible embedded derivative and the warrant derivative, were determined by the Monte Carlo simulation method.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

As of March 31, 2014 the fair value of the convertible loan embedded derivative was determined using a discounted cash flows method.  The convertible loan was entered into on January 9, 2014.  This embedded derivative is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.  The loan agreement was valued assuming the conversion would occur using a rights offering as that was the most beneficial of the conversion feature options.

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis:

	Fair Value at
	March 31, 2014	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$2,551	$0	$0	$2,551
Warrant derivative	1,241	0	0	1,241
Convertible loan embedded derivative	151	0	0	151
	$3,943	$0	$0	$3,943

	Fair Value at
	December 31, 2013	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$3,761	$0	$0	$3,761
Warrant derivative	2,146	0	0	2,146
Convertible loan embedded derivative	0	0	0	0
	$5,907	$0	$0	$5,907

There were no transfers between levels during the three months ended March 31, 2014 and 2013.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized (gains) losses recorded in the Consolidated Statement of Operations in Other income (loss) during the period (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months ending				Three months ending
	March 31, 2014				March 31, 2013
	Series C		Convertible		Series C		Convertible
	preferred		loan		preferred		loan
	embedded	Warrant	embedded		embedded	Warrant	embedded
	derivative	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value,
beginning of period	$3,761	$2,146	$0	$5,907	$7,205	$8,730	$0	$15,935
Net unrealized (gains)
losses included in
other income (loss)	(1,210)	(905)	0	(2,115)	211	106	0	317
Purchases, sales,
issuances and
settlements, net	0	0	151	151	0	0	0	0
Gross transfers in	0	0	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0	0	0
Fair value, end of period	$2,551	$1,241	$151	$3,943	$7,416	$8,836	$0	$16,252

Changes in realized
(gains) losses, included
in income on
instruments held at
end of period	$0	$0	$0	$0	$0	$0	$0	$0
Changes in unrealized
(gains) losses, included
in income on
instruments held at
end of period	$(1,210)	$(905)	$0	$(2,115)	$211	$106	$0	$317

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The carrying value and estimated fair value of the Company’s debt as of March 31, 2014,  and December 31, 2013 are presented in the table below (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Carrying Value		Estimated Fair Value
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013

Continuing operations	$91,049	$90,620	$81,070	$80,143
Discontinued operations	26,843	27,425	25,686	25,526
Total	$117,892	$118,045	$106,756	$105,669

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

Key Performance Indicators

Earnings Before Interest, Taxes, Depreciation, Amortization, Noncontrolling Interest and Preferred Stock Dividends

The Company’s EBITDA for the three months ended March 31, 2014 was $2.5 million.  The Company’s Adjusted EBITDA for the three months ended March 31, 2014, was $1.1 million, representing a  decrease of $0.2 million from the three months ended March 31, 2013.  Adjusted EBITDA is reconciled to net loss as follows (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months
	ended March 31,
	2014	2013
RECONCILIATION OF NET
EARNINGS (LOSS) TO
ADJUSTED EBITDA
Net earnings (loss)
attributable to common shareholders	$(1,351)	$(4,895)
Interest expense,
including discontinued operations	2,180	2,230
Loss on debt extinguishment	9	283
Income tax expense (benefit),
including discontinued operations	0	0
Depreciation and amortization,
including discontinued operations	1,676	1,961
EBITDA	2,514	(421)
Noncontrolling interest	(1)	(7)
Net gain on disposition of assets	(143)	53
Impairment	(28)	507
Preferred stock dividends
declared and undeclared	847	837
Unrealized (gain) loss on derivatives	(2,115)	317
Acquisition and termination expense	0	21
Terminated equity transactions	69	0
ADJUSTED EBITDA	$1,143	$1,307

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate EBITDA and Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though EBITDA and Adjusted EBITDA also do not represent amounts that accrue directly to common shareholders. In calculating Adjusted EBITDA, we add back noncontrolling interest, net (gain) loss on disposition of assets, preferred stock dividends,  acquisition and termination expenses and terminated equity transactions expense, which are cash charges. We also add back impairment and unrealized gain or loss on derivatives, which are non-cash charges.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Funds from Operations

The Company’s funds from operations (“FFO”) for the three months ended March 31,  2014  was $0.2 million, representing  an increase of $2.5 million from FFO reported for the three months ended March 31, 2013.  The Company’s Adjusted FFO for the three months ended March 31, 2014 was $(1.9) million, which is a  decrease of $0.1 million  over the $(2.0) million reported at March 31, 2013.  The weighted average number of shares outstanding for the calculation of FFO basic and diluted was 2,892,348 and 2,887,616 for the three months ending March 31, 2014 and 2013, respectively.  FFO is reconciled to net loss as follows (in thousands except per share data):

	Three months
	ended March 31,
	2014	2013
RECONCILIATION OF NET LOSS
TO FFO
Net loss attributable
to common shareholders	$(1,351)	$(4,895)
Depreciation and amortization	1,676	1,961
Net (gain) loss on disposition of assets	(143)	53
Impairment	(28)	507
FFO available to common shareholders	$154	$(2,374)
Unrealized (gain) loss on derivatives	(2,115)	317
Acquisition and termination expense	0	21
Terminated equity transactions	69	0
Adjusted FFO	$(1,892)	$(2,036)

Weighted average number of shares outstanding for:
calculation of FFO per share - basic	2,892	2,888
calculation of FFO per share - diluted	4,210	2,888

FFO per share - basic	$0.05	$(0.82)
Adjusted FFO per share - basic	$(0.65)	$(0.71)
FFO per share - diluted	$0.05	$(0.82)
Adjusted FFO per share - diluted	$(0.65)	$(0.71)

FFO and Adjusted FFO (“AFFO”) are non-GAAP financial measures. We consider FFO and AFFO to be  market accepted measures of an equity REIT’s operating performance, which are necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with GAAP, excluding gains (or losses) from sales of real estate assets and impairment, plus depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition.    AFFO is FFO adjusted to exclude either gains or losses on derivative liabilities, which are non-cash charges against income and which do not represent results from our core operations.  AFFO also adds back acquisition and termination expense and  terminated equity transactions expense. FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO and AFFO should not be considered as alternatives to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

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

NOI is a non-GAAP measure, and is not necessarily indicative of available earnings and should not be considered an alternative to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes. NOI is reconciled to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes as follows (in thousands):

	Three months ended
	March 31,
	2014	2013
Earnings Before Net Loss On
Dispositions of Assets, Other Income,
Interest Expense, and Income Taxes	$(1,277)	$(1,166)
Add back:
Termination cost / acquisition
and termination expense	69	21
General and administrative	985	1,059
Depreciation and amortization	1,660	1,655
Hotel operating revenue - discontinued	3,754	6,283
Hotel operating expenses - discontinued	(3,094)	(5,506)
Other expenses *	1,888	2,193
NOI	$3,985	$4,539

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

POI from continuing operations is reconciled to net loss as follows (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months
	ended March 31,
RECONCILIATION OF NET LOSS FROM	2014	2013
CONTINUING OPERATIONS TO POI
FROM CONTINUING OPERATIONS
Net earnings (loss)
from continuing operations	$(848)	$(3,026)
Depreciation and amortization	1,660	1,655
Net loss on disposition of assets	25	29
Other (income) expense	(2,146)	297
Interest expense	1,802	1,443
Loss on debt extinguishment	9	91
General and administrative expense	985	1,059
Acquisition and termination expense	0	21
Equity offering expense	69	0
Impairment expense	(119)	0
POI - continuing operations	$1,437	$1,569

POI from discontinued operations is reconciled to loss from discontinued operations, net of tax, as follows (in thousands):

	Three months
	ended March 31,
	2014	2013
Gain (loss) from discontinued operations	$343	$(1,039)
Depreciation and amortization
from discontinued operations	16	306
Net gain on disposition of assets
from discontinued operations	(168)	24
Interest expense from discontinued operations	378	787
Loss on debt extinguishment	0	192
Impairment losses from discontinued operations	91	507
POI - discontinued operations	$660	$777

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and occupancy, by region, for the three months ended March 31, 2014 and 2013, respectively.  The comparisons of same store operations (excluding held for sale hotels) are for 50 hotels owned as of January 1, 2013.  Same store calculations exclude 18 properties which are held for sale.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months ended March 31, 2014				Three months ended March 31, 2013
	Room				Room
Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Mountain	106	$32.57	60.6%	$53.76	106	$30.83	58.5%	$52.72
West North Central	1,150	26.70	53.0%	50.37	1,150	26.39	52.2%	50.55
East North Central	923	32.61	53.6%	60.88	923	29.76	50.3%	59.11
Middle Atlantic	142	33.05	60.4%	54.67	142	34.84	60.7%	57.40
South Atlantic	1,171	36.32	52.3%	69.48	1,171	40.64	57.2%	71.08
East South Central	364	29.53	47.5%	62.20	364	29.92	47.3%	63.27
West South Central	176	20.12	53.8%	37.41	176	16.67	37.8%	44.06
Total Same Store	4,032	$31.19	52.9%	$58.94	4,032	$31.61	52.6%	$60.08

Total Continuing Operations	4,032	$31.19	52.9%	$58.94	4,032	$31.61	52.6%	$60.08

States included in the Regions
Mountain	Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Georgia, Maryland, North Carolina,
	Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Louisiana

The Boise, Idaho Super 8 was removed from continuing operations during the reporting period and classified as held for sale.

The Sioux Falls (Airport) Days Inn has been removed from the held for sale portfolio during the reporting period and reclassified as held for use, and is now included in the continuing operations presentation.

Our RevPAR, ADR, and occupancy, by franchise affiliation, for the three months ended March 31, 2014 and 2013, were as follows:

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

		Three months ended March 31, 2014				Three months ended March 31, 2013
		Room				Room
Brand		Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Select Service
Upscale
Hilton Garden Inn		100	$61.21	57.8%	$105.87	100	$75.75	59.9%	$126.48
Total Upscale		100	$61.21	57.8%	$105.87	100	$75.75	59.9%	$126.48
Upper Midscale
Comfort Inn / Suites		1,298	37.39	54.8%	68.25	1,298	37.10	55.3%	67.13
Other Upper Midscale (1)		59	28.04	43.5%	64.49	59	34.46	47.8%	72.13
Total Upper Midscale		1,357	$36.98	54.3%	$68.12	1,357	$36.99	54.9%	$67.32
Midscale
Sleep Inn		90	32.74	51.0%	64.18	90	32.34	48.4%	66.87
Quality Inn		122	23.62	37.3%	63.40	122	18.82	29.8%	63.12
Total Midscale		212	$27.49	43.1%	$63.79	212	$24.56	37.7%	$65.17
Economy
Days Inn		642	25.66	52.5%	48.92	642	26.70	51.6%	51.76
Super 8		1,520	24.51	52.0%	47.17	1,520	24.05	51.1%	47.08
Other Economy (2)		201	49.37	60.4%	81.77	201	53.58	63.9%	83.91
Total Economy		2,363	$26.93	52.8%	$51.00	2,363	$27.28	52.3%	$52.16

Total Same Store		4,032	$31.19	52.9%	$58.94	4,032	$31.61	52.6%	$60.08

Total Continuing Operations		4,032	$31.19	52.9%	$58.94	4,032	$31.61	52.6%	$60.08

	1		Includes Clarion
	2		Includes Rodeway Inn and Independent Brands

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk exposure subsequent to December 31, 2013.

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

Part II. OTHER INFORMATION

Item 1A. Risk Factors

The following risk factor is in addition to the Company’s risk factors set forth in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2013.

If we are unable to maintain compliance with NASDAQ’s listing requirements, our common stock, Series A preferred stock, and Series B preferred stock could be delisted from the NASDAQ Global Market, which would negatively impact our liquidity, our stockholders’ ability to sell shares and our ability to raise capital.

Our common stock, Series A preferred stock, and Series B preferred stock are currently listed for trading on the NASDAQ Global Market.   We must satisfy NASDAQ’s continued listing requirements, including, among other things, a market value of publicly held shares of common stock (excluding shares of common stock held by our executive officers, directors, and 10% or more shareholders) of at least $5 million, a minimum common stockholders’ equity of $10 million and a minimum bid price for our common stock of $1.00 per share, or risk delisting.  A delisting of our common stock, Series A preferred stock, and Series B preferred stock from the NASDAQ Global Market could materially reduce the liquidity of our common stock, Series A preferred stock, and Series B preferred stock and result in a corresponding material reduction in the price of our common stock, Series A preferred stock, and Series B preferred stock.  In addition, delisting could harm our ability to raise capital.

Part II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description
10.1

Loan Modification Agreement dated as of March 14, 2014 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014,  formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

Supertel Hospitality, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Kelly A. Walters
Kelly A. Walters
President and Chief Executive Officer

Dated this 14th day of May, 2014

By:	/s/ Corrine L. Scarpello
Corrine L. Scarpello
Chief Financial Officer and Secretary

Dated this 14th day of May, 2014

Supertel Hospitality, Inc., and Subsidiaries

Exhibits

Exhibit No.	Description
10.1

Loan Modification Agreement dated as of March 14, 2014 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014,  formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

Supertel Hospitality, Inc., and Subsidiaries