Form 10-Q
period 2014-06-30
SUPERTEL HOSPITALITY INC
filed 2014-08-14
CIK 929545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2014

or

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

YES ☐    NO ☒



As of July 30,  2014, there were 4,689,977 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share and share data)

	As of
	June 30,	December 31,
	2014	2013
	(unaudited)

ASSETS
Investments in hotel properties	$192,518	$194,078
Less accumulated depreciation	69,220	68,475
	123,298	125,603

Cash and cash equivalents	639	45
Accounts receivable, net of allowance for
doubtful accounts of $17 and $20	2,187	1,083
Prepaid expenses and other assets	5,258	4,000
Deferred financing costs, net	2,332	2,601
Investment in hotel properties, held for sale, net	28,958	38,753
	$162,672	$172,085

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$9,662	$7,745
Derivative liabilities, at fair value	15,510	5,907
Debt related to hotel properties held for sale	23,666	35,224
Long-term debt	81,743	82,821
	130,581	131,697

Redeemable preferred stock
10% Series B, 800,000 shares authorized; $.01 par value,
332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

EQUITY
Shareholders' equity
Preferred stock, 40,000,000 shares authorized;
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270
shares outstanding, liquidation preference of $8,033	8	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000
shares outstanding, liquidation preference of $30,000	30	30
Common stock, $.01 par value, 200,000,000 shares authorized;
4,684,266 and 2,897,539 shares outstanding	47	29
Additional paid-in capital	137,941	135,293
Distributions in excess of retained earnings	(113,694)	(102,747)
Total shareholders' equity	24,332	32,613
Noncontrolling interest
Noncontrolling interest in consolidated partnership,
redemption value $22 and $87	97	113

Total equity	24,429	32,726

COMMITMENTS AND CONTINGENCIES
	$162,672	$172,085

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited - in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Room rentals and other hotel services	$16,059	$14,789	$27,349	$26,170

EXPENSES
Hotel and property operations	11,102	10,878	20,924	20,710
Depreciation and amortization	1,617	1,532	3,219	3,122
General and administrative	1,092	980	2,077	2,039
Acquisition and termination expense	0	28	0	49
Terminated equity transactions	(3)	0	65	0
	13,808	13,418	26,285	25,920

EARNINGS BEFORE NET LOSS
ON DISPOSITIONS OF
ASSETS, OTHER INCOME, INTEREST EXPENSE
AND INCOME TAXES	2,251	1,371	1,064	250

Net loss on dispositions of assets	(1)	(8)	(27)	(37)
Other income (loss)	(11,624)	2,131	(9,478)	1,834
Interest expense	(1,819)	(1,330)	(3,548)	(2,669)
Loss on debt extinguishment	(94)	(117)	(104)	(208)
Impairment	0	(7)	119	(7)

EARNINGS (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(11,287)	2,040	(11,974)	(837)

Income tax expense	0	0	0	0

EARNINGS (LOSS) FROM
CONTINUING OPERATIONS	(11,287)	2,040	(11,974)	(837)

Gain (loss) from discontinued operations, net of tax	829	338	1,011	(850)

NET EARNINGS (LOSS)	(10,458)	2,378	(10,963)	(1,687)

Loss (earnings) attributable to non-controlling interest	15	(4)	16	3

NET EARNINGS (LOSS) ATTRIBUTABLE
TO CONTROLLING INTERESTS	(10,443)	2,374	(10,947)	(1,684)

Preferred stock dividends declared and undeclared	(858)	(837)	(1,704)	(1,674)

NET EARNINGS (LOSS) ATTRIBUTABLE
TO COMMON SHAREHOLDERS	$(11,301)	$1,537	$(12,651)	$(3,358)

NET EARNINGS (LOSS) PER COMMON SHARE
- BASIC AND DILUTED
EPS from continuing operations - Basic	$(3.69)	$0.41	$(4.42)	$(0.87)
EPS from discontinued operations - Basic	$0.25	$0.12	$0.33	$(0.29)
EPS Basic	$(3.44)	$0.53	$(4.09)	$(1.16)
EPS Diluted	$(3.44)	$(0.01)	$(4.09)	$(1.16)

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,963)	$(1,687)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	3,331	3,802
Amortization of deferred financing costs	697	584
Amortization of debt discount	38	0
Gain on dispositions of assets	(608)	(1,297)
Stock-based compensation expense	20	31
Provision for impairment loss	477	1,461
Unrealized loss (gain) on derivative instruments	9,603	(1,820)
Gain on debt conversion	(88)	0
Amortization of warrant issuance cost	29	29
Changes in operating assets and liabilities:
Increase in assets	(2,075)	(2,773)
Increase in liabilities	2,054	2,539
Net cash provided by operating activities	2,515	869

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(1,277)	(3,667)
Proceeds from sale of hotel assets	9,723	12,813
Net cash provided by investing activities	8,446	9,146

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(428)	(205)
Principal payments on long-term debt	(10,543)	(19,028)
Proceeds from long-term debt	0	2,371
Payments on revolving debt	(14,426)	(21,441)
Proceeds from revolving debt	14,333	28,788
Proceeds from common stock issued in rights offering	860	0
Rights offering issuance costs	(162)	0
Purchased Treasury Stock	(1)	(8)
Dividends paid to preferred shareholders	0	(944)
Net cash used in financing activities	(10,367)	(10,467)

Increase (decrease) in cash and cash equivalents	594	(452)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45	891

CASH AND CASH EQUIVALENTS, END OF PERIOD	$639	$439

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$3,730	$4,756

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared preferred	$0	$1,674
Unamortized debt discount	$113	$0
Convertible loan embedded derivative	$(151)	$0
Debt converted to common stock	$(2,000)	$0
Common stock issued on conversion of debt	$1,950	$0

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994.  SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). The Company owns 63 properties as follows:

•

All of the Company’s interests in 53 properties with the exception of furniture, fixtures and equipment on 44 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, SLP or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”).

•

The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), SPPR-BMI, LLC (SBMILLC), BMI Alexandria, LLC (BAL) or SPPR-Dowell, LLC (SDLLC).

SHI, through Supertel Hospitality REIT Trust, is the sole general partner in SLP and at June 30, 2014 owned approximately 99% of the partnership interests in SLP.  SLP is the general partner in SBILP.  At June 30,  2014,  SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), SPPR-BMI Holdings, Inc. (SBMIHI), BMI Alexandria Holdings, Inc. (BAHI) and SPPR-Dowell Holdings, Inc. (SDHI).  SLP and SBMIHI owned 99% and 1% of SBMILLC, respectively, SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, SLP owned 100% of SSBLLC and SLP and SDHI owned 99% and 1% of SDLLC, respectively.  References to “we”, “our”, and “us”, herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of June  30,  2014, the Company owned 63 limited service hotels.  All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by eligible independent contractors: Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company, LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”) and Cherry Cove Hospitality Management, LLC (“Cherry Cove”).

HMA manages 17 Company hotels in Arkansas, Louisiana, Kentucky, Indiana, Virginia and Florida.  Strand manages the Company’s seven economy extended-stay hotels in Georgia and South Carolina as well as 13 additional Company hotels located in Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia.  Kinseth manages 25 Company hotels in seven states primarily in the Midwest. Cherry Cove manages one Company hotel in Maryland.  Each of the management agreements with HMA, Strand and Kinseth expires on May 31, 2015, and the management agreement with Cherry Cove expires on May 24, 2015. The management agreements renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

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

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

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

Consolidated Financial Statements

The Company has prepared the condensed consolidated balance sheet as of June 30,  2014, the condensed consolidated statements of operations for the three and six months ended June 30,  2014 and 2013, and the condensed consolidated statements of cash flows for the six months ended June 30,  2014 and 2013 without audit, in conformity with U. S. generally accepted accounting principles (GAAP).  In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of June 30,  2014 and the results of operations and cash flows for all periods presented.  Balance sheet data as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2013.  The results of operations for the three and six months ended June 30,  2014 are not necessarily indicative of the operating results for the full year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board  (FASB) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other significant disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations that has a major effect on an entity’s operations and financial results should be presented as discontinued operations.  This accounting standard update is effective for annual filings beginning on or after December 15, 2014. Early adoption is permitted only for disposals that have not been previously reported. The Company will apply the guidance prospectively to disposal activity occurring after the effective date of this guidance.  The Company is evaluating what impact, if any, the adoption of ASU 2014-08 will have on its financial statements. The Company will apply the guidance prospectively to disposal activity occurring after the effective date of this guidance.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

Derivative Liabilities

	June 30,	December 31,
	2014	2013
Series C preferred embedded derivative	$10,297	$3,761
Warrant derivative	5,213	2,146
Derivative liabilities, at fair value	$15,510	$5,907

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

The amendment to the Company’s articles of incorporation,  setting forth the terms of the Series C convertible preferred stock, the host instrument, includes an antidilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $8.00 per share. Accordingly we bifurcated the embedded conversion feature which is shown as a derivative liability recorded at fair value on the accompanying consolidated balance sheets as of June 30,  2014 and December 31, 2013. As a result of a subscription rights offering by the Company which concluded on June 6, 2014, the conversion price of the Series C convertible stock, pursuant to its terms, was adjusted to $1.60, the exercise price of the subscription rights for a share of common stock. The antidilution provision continues to be in effect, and treatment of the embedded conversion feature as a derivative liability remains unchanged.

The agreement setting forth the terms of the common stock warrants issued to the holders of the Series C convertible preferred stock also includes an antidilution provision that requires a reduction in the warrant’s exercise price of $9.60 should the conversion ratio of the Series C convertible preferred stock be adjusted due to antidilution provisions.    Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the accompanying consolidated balance sheets as of June 30,  2014 and December 31, 2013. As a result of a subscription rights offering by the Company which concluded on June 6, 2014, the exercise price of the warrants for a share of common stock was adjusted to $1.92,  equal to 120% of the adjusted conversion price of the Series C convertible preferred stock. The antidilution provision remains in effect, and treatment of the warrants as a derivative liability remains unchanged.

Convertible Loan

On January 9, 2014, we entered into an unsecured convertible loan agreement with Real Estate Strategies, L.P. (“RES”), for a revolving line of credit of up to $2.0 million with an annual interest rate equal to LIBOR plus 7%. During the first quarter, the Company borrowed the full amount of $2.0 million available under the loan agreement. RES had conversion rights pursuant to the loan agreement that allowed it to apply the amount owed to it to purchase shares of common stock from the Company in the subscription rights offering which concluded on June 6, 2014 or convert the loan directly into shares of common stock.  RES applied the amount owed to it under the loan agreement to purchase 1,250,000 shares of common stock on June 6, 2014, from the Company in the subscription rights offering at a rate per share of $1.60.

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

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

and accounted for as a freestanding derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The initial fair value of the conversion feature was determined to be $150,538 and was recorded as a derivative liability with the offset recorded as a debt discount against the $2.0 million convertible loan. Embedded derivatives are to be recorded at fair value each period with the changes in value recorded to earnings. The $2.0 million loan was converted and used by RES to purchase 1,250,000 shares of common stock from the Company in the subscription rights offering. On June 11, 2014, the effective purchase date, $1,950,000, the fair value of the shares issued, was recorded in equity, and a gain of $88,000 was recorded in other income to reflect the change in fair value from March 31, 2014 to the date of conversion of the convertible loan, amortized debt discount, and the separately accounted for embedded derivative. Amortization of $38,000 of the initial debt discount of $150,538 was determined using the straight line method, which approximates the effective interest method, and was reflected in interest expense.  The amortization expense was calculated through the date of conversion.  In addition $11,267 of loan expense which was shown in the balance sheet as deferred financing was released and reflected in loss on debt extinguishment upon conversion in the statement of earnings.

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

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

As of June 30,  2014 and December 31, 2013, the fair value of the Series C convertible embedded derivative and the warrant derivative were determined by the Monte Carlo simulation method.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis as of June 30,  2014 and December 31, 2013 are as follows (in thousands):

	Fair Value at
	June 30, 2014	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$10,297	$0	$0	$10,297
Warrant derivative	5,213	0	0	5,213
	$15,510	$0	$0	$15,510

	Fair Value at
	December 31, 2013	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$3,761	$0	$0	$3,761
Warrant derivative	2,146	0	0	2,146
	$5,907	$0	$0	$5,907

There were no transfers between levels during the six months ended June 30,  2014 and the twelve months ended December 31, 2013.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized (gains) losses recorded in the Consolidated Statement of Operations in Other income (loss) for each of the three and six months ending June 30, 2014 (in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three months ending				Three months ending
	June 30, 2014				June 30, 2013
	Series C		Convertible		Series C		Convertible
	preferred		loan		preferred		loan
	embedded	Warrant	embedded		embedded	Warrant	embedded
	derivative	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value,
beginning of period	$2,551	$1,241	$151	$3,943	$7,416	$8,836	$0	$16,252
Net unrealized (gains)
losses, included in
other income (loss)	7,746	3,972	0	11,718	(828)	(1,309)	0	(2,137)
Purchases and issuances	0	0	0	0	0	0	0	0
Sales and settlements,
included in
other income (loss)	0	0	(151)	(151)	0	0	0	0
Gross transfers in	0	0	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0	0	0
Fair value, end of period	$10,297	$5,213	$0	$15,510	$6,588	$7,527	$0	$14,115

Changes in realized
(gains) losses, included
in income on
instruments held at
end of period	$0	$0	$0	$0	$0	$0	$0	$0
Changes in unrealized
(gains) losses, included
in income on
instruments held at
end of period	$7,746	$3,972	$0	$11,718	$(828)	$(1,309)	$0	$(2,137)

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Six months ending				Six months ending
	June 30, 2014				June 30, 2013
	Series C		Convertible		Series C		Convertible
	preferred		loan		preferred		loan
	embedded	Warrant	embedded		embedded	Warrant	embedded
	derivative	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value,
beginning of period	$3,761	$2,146	$0	$5,907	$7,205	$8,730	$0	$15,935
Net unrealized (gains)
losses, included in
other income (loss)	6,536	3,067	0	9,603	(617)	(1,203)	0	(1,820)
Purchases and issuances	0	0	151	151	0	0	0	0
Sales and settlements,
included in
other income (loss)	0	0	(151)	(151)	0	0	0	0
Gross transfers in	0	0	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0	0	0
Fair value, end of period	$10,297	$5,213	$0	$15,510	$6,588	$7,527	$0	$14,115

Changes in realized (gains)
losses, included in income
on instruments held
at end of period	$0	$0	$0	$0	$0	$0	$0	$0
Changes in unrealized
(gains) losses, included in
income on instruments
held at end of period	$6,536	$3,067	$0	$9,603	$(617)	$(1,203)	$0	$(1,820)

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the hierarchy. The carrying value and estimated fair value of the Company’s debt as of June 30,  2014 and December 31, 2013 are presented in the table below (in thousands):

	Carrying Value		Estimated Fair Value
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013

Continuing operations	$81,743	$82,821	$83,572	$73,132
Discontinued operations	23,666	35,224	24,104	32,537
Total	$105,409	$118,045	$107,676	$105,669

Discontinued Operations - Hotel Properties Held for Sale and Sold

At December 31, 2013, the Company had 19 hotels identified that it intends to sell and that met the Company’s criteria to be classified as held for sale (the “Sale Hotels”). During the first quarter of 2014,  one hotel was sold, with no gain or loss.    Five hotels were sold during the three months ended June 30, 2014, with three hotels

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

having no gain or loss and two hotels having gains totaling $0.5 million. Due to changes in the market during the first quarter, one hotel was reclassified as held for sale, and an additional hotel was reclassified from held for sale to held for use. During the second quarter, three hotels were reclassified as held for sale due to changes in the market. This brings the total number of hotels classified as held for sale to 16 as of June 30,  2014.

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

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations.    The operating results of the hotels held for sale and sold are included in discontinued operations and are summarized below. The operating results for the three months ended June 30,  2014 include 16 hotels held for sale and five hotels that were sold in the second quarter of 2014.  The operating results for the three months ended June 30,  2013 include 16 hotels held for sale, one hotel that was sold in the first quarter of 2014, five hotels sold in the second quarter of 2014, and 15 hotels that were sold in 2013.

The operating results for the six months ended June 30, 2014 include 16 hotels held for sale and six hotels sold in 2014. The operating results for the six months ended June 30, 2013 include 16 hotels held for sale, 17 hotels sold in 2013, and six hotels sold in 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$4,739	$7,614	$8,987	$14,411
Hotel and property operations expenses	(3,484)	(6,119)	(7,104)	(12,120)
Interest expense	(348)	(767)	(799)	(1,658)
Loss on debt extinguishment	0	(491)	0	(683)
Depreciation expense	(38)	(310)	(112)	(680)
Net gain on disposition of assets	466	1,358	635	1,334
Impairment loss	(506)	(947)	(596)	(1,454)
	$829	$338	$1,011	$(850)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of dilutive potential common shares outstanding during the period, if any. The effects include adjustments to the numerator for any change in fair market value attributed to the derivative liabilities (related to the Series C convertible preferred stock and warrants, and the convertible loan) during the period the convertible securities are dilutive. The computation of basic and diluted earnings per common share is presented below:

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three months ended		Six months ended
(dollars in thousands, except per share data)	June 30,		June 30,
	2014	2013	2014	2013
Basic and Diluted Earnings per Share
Calculation:
Numerator: basic
Net earnings (loss) attributable
to common shareholders:
Continuing operations	$(12,130)	$1,199	$(13,662)	$(2,508)
Discontinued operations	829	338	1,011	(850)
Net earnings (loss) attributable to
common shareholders - total basic	$(11,301)	$1,537	$(12,651)	$(3,358)

Numerator: diluted
Net earnings (loss) attributable
to common shareholders:
Continuing operations	$(12,130)	$1,199	$(13,662)	$(2,508)
Preferred C dividend	0	469	0	0
Derivative Liability change
in fair market value	0	(2,137)	0	0
Total continuing operations	(12,130)	(469)	(13,662)	(2,508)
Discontinued operations	829	338	1,011	(850)
Net earnings (loss) attributable to
common shareholders - total diluted	$(11,301)	$(131)	$(12,651)	$(3,358)

Denominator:
Weighted average number
of common shares - basic	3,287,401	2,889,147	3,091,713	2,888,386
Restricted stock	0	203	0	0
Preferred stock	0	3,750,000	0	0
Warrants	0	3,750,000	0	0
of common shares - diluted	3,287,401	10,389,350	3,091,713	2,888,386

Basic and Diluted Earnings
Per Common Share:
Net earnings (loss) attributable
to common shareholders
per weighted average common share:
Continuing operations - Basic	$(3.69)	$0.41	$(4.42)	$(0.87)
Discontinued operations - Basic	0.25	0.12	0.33	(0.29)
Total - Basic EPS	$(3.44)	$0.53	$(4.09)	$(1.16)

Continuing operations - Diluted	$(3.69)	$(0.04)	$(4.42)	$(0.87)
Discontinued operations - Diluted	0.25	0.03	0.33	(0.29)
Total - Diluted EPS	$(3.44)	$(0.01)	$(4.09)	$(1.16)

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

The net earnings (loss) attributable to noncontrolling interest is allocated between continuing and discontinued operations.  Additionally, unvested stock awards, outstanding stock options, the Series C convertible preferred stock and warrants, the preferred operating units, if any, and the convertible loan have been omitted from the denominator for the purpose of computing diluted earnings per share for the six months ended June 30,  2014 and 2013, since the effects of including these shares in the denominator would be antidilutive due to the loss from continuing operations applicable to common shareholders.  The number of weighted average shares of common stock is significantly lower than the outstanding shares at June 30, 2014 for the three and six months ending June 30, 2014, due to the issuance of common stock from the rights offering occurring during the last month of the second quarter.

The following table summarizes the weighted average of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Outstanding stock options	17,563	27,875	17,563	27,875
Unvested stock awards outstanding	4,317	0	3,222	1,594
Warrants	3,750,000	0	3,750,000	3,750,000
Series C preferred stock	7,046,703	0	5,407,459	3,750,000
Convertible debt	975,275	0	1,111,878	0
Total potentially dilutive securities
excluded from the denominator	11,793,858	27,875	10,290,122	7,529,469

Debt Financing

A summary of the Company’s long term debt as of June 30,  2014 is as follows (dollars in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

		Interest
Fixed Rate Debt	Balance	Rate	Maturity

Lender
Great Western Bank *	$8,944	4.50%	6/2014
GE Franchise Finance Commercial LLC	17,014	7.17%	12/2014
Citigroup Global Markets Realty Corp	12,076	5.97%	11/2015
Great Western Bank	4,835	5.00%	6/2015
Trevian Capital	8,300	12.50%	6/2015
Elkhorn Valley Bank	2,672	5.50%	6/2016
GE Franchise Finance Commercial LLC	11,578	7.17%	2/2017
Cantor	5,989	4.25%	11/2017
Morgan Stanley	29,148	5.83%	12/2017
Total fixed rate debt	$100,556

Variable Rate Debt

Lender
GE Franchise Finance Commercial LLC	4,853	3.73%	2/2018
Total variable rate debt	$4,853

Subtotal debt	105,409

Less: debt associated with hotel properties held for sale	23,666

Total long-term debt	$81,743

* As discussed below, this debt agreement was amended August 1, 2014, and the maturity was extended to June 30, 2015.

On January 9, 2014, the Company entered into an unsecured convertible loan agreement with RES, whereby the Company may borrow up to $2.0 million from time to time in revolving loans, subject to the conditions therein. During the first quarter, the Company borrowed the full amount of $2.0 million available under the loan agreement.  On June 11, 2014, the effective purchase date, the loan was converted and used to purchase 1,250,000 shares of common stock in a subscription rights offering by the Company.  See “Convertible Loan” above.    Per the loan agreement the annual interest rate increased from variable at LIBOR plus 700 basis points to a 12.5% fixed rate back to the origination date of the loan because the subscription rights offering was not completed by April 15, 2014.

On March 10, 2014 the Company sold a Super 8 in Shawano, Wisconsin (55 rooms) for gross sale proceeds of $1.1 million. Proceeds were used to pay off the associated loan and reduce the balance of the revolving credit facility with Great Western Bank.

On March 14, 2014, we received a waiver from GE Franchise Finance Commercial LLC (“GE”) for non-compliance with covenants, as formulated at that time, with respect to our before dividend fixed charge coverage ratio (FCCR) covenant with respect to our GE-encumbered properties (actual of 1.25:1 versus requirement of 1.30:1), our before dividend consolidated FCCR covenant (actual of 0.98:1 versus requirement of 1.20:1), and our

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

after dividend consolidated FCCR covenant (actual of 0.84:1 versus requirement of 1.00:1) in each case, as of March 31, 2014.

The financial covenants under our loan facilities with GE require that, through the term of the loans, we maintain: (a) a minimum before dividend FCCR with respect to our GE-encumbered properties (based on a rolling 12-month period) of 1.10:1 as of June 30, 2014, which requirement increases periodically thereafter to 1.20:1 as of December 31, 2014; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 70% as of June 30, 2014, which requirement decreases to 60% as of December 31, 2014; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 0.70:1 as of June 30, 2014, which requirement increases periodically thereafter to 1.00:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.70:1 as of June 30, 2014, which requirement increases periodically thereafter to 1.00:1 as of December 31, 2014.

The consolidated FCCRs are not required to be tested as of the end of any fiscal quarter if the loan to value ratio with respect to our GE-encumbered properties is 60% or less. The required payment of a $380,000 modification fee for amendments to our loan facilities with GE in connection with the waiver we received on March 14, 2014 was paid on June 27, 2014.

On April 24, 2014, the Company sold a Baymont Inn in Brooks, Kentucky (65 rooms) for gross sale proceeds of $1.7 million.  Proceeds were used to pay down debt with GE.

On May 6, 2014, the Company sold a Super 8 in Omaha, Nebraska (West Dodge) (101 rooms) for gross sale proceeds of $1.6 million.  Proceeds were used to pay down the associated term loan with Great Western Bank.

On June 4, 2014, the Company sold a Super 8 in Boise, Idaho  (108 rooms) for gross sale proceeds of $2.8 million.  Proceeds were used to pay down the associated debt with GE.

On June 11, 2014, the Company sold a Super 8 in Clarinda, Iowa (40 rooms) for gross sale proceeds of $1.7 million.  Proceeds were used to pay down the associated debt with Great Western Bank.

On June 23, 2014, the Company sold a Super 8 in Norfolk, Nebraska (64 rooms) for gross sale proceeds of $1.4 million.  Proceeds were used to pay down the associated debt with First State Bank.

At June 30, 2014, the Company had long-term debt of $81.7 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 2.3 years and a weighted average interest rate of 6.4%. The weighted average fixed rate was 6.5%, and the weighted average variable rate was 3.7%. Debt is classified as held for use if the properties collateralizing it are included in continuing operations. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2014 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Held For Sale	Held For Use	TOTAL
Remainder of 2014	$23,666	$10,427	$34,093
2015	0	24,179	24,179
2016	0	4,685	4,685
2017	0	40,846	40,846
2018	0	1,606	1,606
Thereafter	0	0	0
	$23,666	$81,743	$105,409

At June 30, 2014, the Company had $34.1 million of principal due in 2014. Of this amount, $27.4 million of the principal due is associated with either assets held for use or assets held for sale, and matures in 2014 pursuant to the notes and mortgages evidencing such debt. The remaining $6.7 million is associated with assets held for sale and is not contractually due in 2014 unless the related assets are sold. The maturities comprising the $27.4 million consist of:

•	an $8.9 million balance on the revolving credit facility with Great Western Bank;
•	a $14.6 million balance on a mortgage loan with GE;
•	a $2.4 million balance on a mortgage loan with GE; and
•	approximately $1.5 million of principal amortization on mortgage loans.

On August 1, 2014, the Company refinanced the debt with Great Western Bank to a maturity date of June 30, 2015. The seven hotels securing the loans with GE are held for sale, and if sold, we believe that the net proceeds from the sale of the hotels would be sufficient to satisfy the debt with GE.  If the hotels are not sold, the Company will attempt to refinance the debt with GE or some other lender. If we are unable to refinance our GE debt, we may be forced to sell the hotels on disadvantageous terms which could compel us to file for reorganization.

We are required to comply with certain financial covenants for some of our lenders.  As of June 30,  2014, we were in compliance with our financial covenants. As a result, we are not in default of any of our loans.

Stock-Based Compensation

Non Vested Share Awards

On July 15, 2013, the Company granted share awards and stock options to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The share awards total 3,125 authorized but previously unissued shares of the Company’s common stock with a grant date price of $7.28. The shares vest based on continued employment of the executive, and the restrictions lapse in 33.3% increments on each of the first, second and third anniversaries of issuance. There were 3,125 unvested awards as of June 30, 2014. The stock options entitle the executive to purchase 3,125 authorized but previously unissued shares of the Company’s common stock at an exercise price of $8.08 per share. The stock options have a four-year term and vest in equal one-third increments on each of the first, second and third anniversaries of issuance provided that the executive is employed by the Company on each such vesting date. The stock options and share awards will become fully vested in the event of a change of control of the company or upon the executive’s death or disability.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

Investment Committee Share Compensation

The independent directors serving as members of the Investment Committee receive their monthly Investment committee fees in the form of shares of the Company’s common stock issued under the 2006 Stock Plan, priced as the average of the closing price of the stock for the first 20 trading days for the calendar year.  The shares issued to the independent directors of the Investment Committee for the three months ended June 30, 2014 and 2013 were 2,988 and 747, respectively, and 3,735 and 747 shares were issued for the six months ended June 30, 2014 and 2013, respectively.

Share-Based Compensation Expense

The expense recognized in the condensed consolidated financial statements for the three months ended June 30,  2014 and 2013 for share-based compensation related to employees and directors was approximately $11,000 and $19,200, respectively. The expense recognized for the six months ended June 30, 2014 and 2013 was approximately $20,300 and $31,700, respectively.

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

During the three and six months ended June 30, 2014, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels. The Company did record $0.1 million of recovery on one hotel that was moved from held for sale to held for use at the end of the first quarter of 2014.

During the three months ended March 31, 2013, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels.  For the three months ending June 30, 2013, negligible impairment was recorded on one hotel reclassified as held for use in the fourth quarter of 2013.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

Held for sale

During the three months ending June 30,  2014, Level 3 inputs were used to determine non-cash impairment losses of $1.4 million on six held for sale hotels.  $0.4 million of recovery from previously recorded impairment loss was taken on three hotels at the time of sale. $0.5 million of recovery was recorded on two hotels held for sale. During the three months ending March 31, 2014, Level 3 inputs were used to determine non-cash impairment losses of approximately $91,000 on three hotels held for sale and two hotels at the time of sale.

During the three months ending June 30, 2013, Level 3 inputs were used to determine $0.5 million of impairment on one hotel held for sale. $0.6 million of impairment was taken on five hotels subsequently sold. $0.1 million of recovery was recorded on three hotels subsequently sold. During the three months ending March 31, 2013, Level 3 inputs were used to determine non-cash impairment loss of $0.5 million on eleven  subsequently sold hotels and one held for sale hotel. The Company also recorded negligible recovery of impairment on one hotel at the time of sale.

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

Income Taxes

We have provided a full valuation allowance against our deferred tax asset at June 30, 2014 and 2013, that results in no net deferred tax asset at June 30, 2014 and 2013 due to the uncertainty of realization (because of historical operating losses). The TRS Lessee has estimated its income tax benefit using a combined federal and state rate of approximately 38%.  The TRS net operating loss carryforward from June 30, 2014 as determined for federal income tax purposes was approximately $20.7 million. The availability of such loss carryforward will begin to expire in 2022.

The Company is currently evaluating the impact, if any, of its recently completed subscription rights offering to potentially limit its ability to fully utilize all of the net operating loss carryforwards.

Noncontrolling Interest of Common Units in SLP

As of June 30, 2014 and 2013, 97,008 Common OP Units were outstanding.

Equity Reconciliation of Parent and Noncontrolling Interest

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

(dollars in thousands)
	Preferred	Preferred			Distribution		Noncontrolling
	A	C	Common	Additional	in excess of	Net	interest in
	shares	shares	shares	paid - in	retained	shareholders'	consolidated	Total
	par value	par value	par value	capital	earnings	equity	partnerships	equity
Balance at
December 31, 2013	$8	$30	$29	$135,293	$(102,747)	$32,613	$113	$32,726
Stock-based
compensation	0	0	0	18	0	18	0	18
Rights offering	0	0	6	854	0	860	0	860
Rights offering from
convertible note	0	0	12	1,938	0	1,950	0	1,950
Cost of rights offering	0	0	0	(162)	0	(162)	0	(162)
Net loss	0	0	0	0	(10,947)	(10,947)	(16)	(10,963)
Balance at
June 30, 2014	$8	$30	$47	$137,941	$(113,694)	$24,332	$97	$24,429

Subscription Rights Offering

The Company concluded a subscription rights offering on June 6, 2014.  Each subscription right entitled its holder to purchase one share of common stock of the Company for $1.60 per share.  Subscription rights to purchase 1,787,204 shares of common stock were exercised for $2,859,526, of which $2,000,000 was paid by conversion of a loan owed by the Company to RES.  The Company incurred issuance costs of $162,305.

Series B Redeemable Preferred Stock

At June 30,  2014 there were 332,500 shares of 10.0% Series B preferred stock outstanding.  The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

Dividends on the Series B preferred stock are cumulative and are payable quarterly in arrears on each March 31, June 30, September 30 and December 31, or, if not a business day, the next succeeding business day, at the annual rate of 10.0% of the $25.00 liquidation preference per share, equivalent to a fixed annual amount of $2.50 per share.  Dividends on the Series B preferred stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared and whether or not such dividends are prohibited by agreement. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series B preferred stock to preserve capital and improve liquidity. Accrued but unpaid dividends on the Series B preferred stock will not bear interest. Undeclared dividends are $623,424, or $1.875 per share as of June 30, 2014. Holders of the Series B preferred stock generally have no voting rights. However, if the dividends on the Series B preferred stock are in arrears for six or more quarterly periods (whether or not consecutive), holders of the Series B preferred stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, will be entitled to elect two directors. The terms of such directors will end up to twelve months after all dividend arrearages have been paid.

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

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

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

The Series B preferred stock was not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock).  The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At June 30,  2014, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Series A Preferred Stock

On December 30, 2005,  the Company offered and sold 1,521,258 shares of 8% Series A preferred stock.  At June 30,  2014, 803,270 shares of Series A preferred stock remained outstanding.  Dividends on the Series A preferred stock are cumulative and are payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. The Company may redeem the Series A preferred stock, in whole or in part, at any time or from time to time for cash at a redemption price of $10.00 per share, plus all accrued and unpaid dividends. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series A preferred stock to preserve capital and improve liquidity. Unpaid dividends will accumulate and bear additional dividends at 8%, compounded monthly. Undeclared dividends are $382,444, or $0.476 per share, as of June 30, 2014. Holders of the Series A preferred stock generally have no voting rights. However, if dividends on the Series A preferred stock are in arrears for six consecutive months or nine months (whether or not consecutive) in any twelve-month period, holders of the Series A preferred stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, will be entitled to elect two directors. The terms of such directors will end up to twelve months after all dividend arrearages have been paid.

Series C Convertible Preferred Stock and Warrants

The Company entered into a Purchase Agreement dated November 16, 2011 for the issuance and sale of Supertel’s Series C convertible preferred stock and warrants under a private transaction to Real Estate Strategies, L.P. (“RES”). On January 31, 2012 at a special meeting, the shareholders of Supertel, by the requisite vote, approved the issuance and sale of up to 3,000,000 shares of the Series C convertible preferred stock of Supertel, shares of common stock of Supertel which may be issued upon conversion of the Series C convertible preferred stock, and warrants to purchase additional shares of common stock, to RES pursuant to the Purchase Agreement. In two closings on February 1, 2012 and February 15, 2012, the Company completed the sale to RES of 3,000,000 shares of Series C convertible preferred stock and warrants to purchase shares of common stock.

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

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

As a result of the subscription rights offering concluded on June 6, 2014, the conversion price was adjusted downward from $8.00 to $1.60, equal to the public offering price of our common stock in the subscription rights offering. Pursuant to the terms of warrants held by RES to purchase up to 3,750,000 shares of common stock, the exercise price of the warrants was adjusted downward from $9.60 to $1.92 per share, equal to 120% of the adjusted conversion price of the Series C convertible preferred stock.

Each share of Series C convertible preferred stock is entitled to a dividend of $0.625 per year payable in equal quarterly dividends. Each share of Series C convertible preferred stock has a liquidation preference of $10.00 per share, in cash, plus an amount equal to any accrued and unpaid dividends.  With respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, the Series C convertible preferred stock ranks: (a) on  a parity with the Series A preferred stock and Series B preferred stock and other future series of preferred stock designated to rank on  a parity, and (b) senior to the common stock and other future series of preferred stock designated to rank junior, and (c) junior to the Company’s existing and future indebtedness. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series C cumulative preferred stock to preserve capital and improve liquidity. Unpaid dividends will accumulate and bear additional dividends at 6.25%, compounded quarterly. Undeclared dividends are $1,428,337, or $0.476 per share, as of June 30, 2014.

The Series C convertible preferred stock, at the option of the holder, is convertible at any time into common stock at a conversion price of $1.60 for each share of common stock, which is equal to the rate of 6.25 shares of common stock for each share of Series C convertible preferred stock. A holder of Series C convertible preferred stock will not have conversion rights to the extent the conversion would cause the holder and its affiliates to beneficially own more than 34% of voting stock (the “Beneficial Ownership Limitation”). “Voting stock” means capital stock having the power to vote generally for the election of directors of the Company. A holder of warrants would similarly not have exercise rights to the extent the exercise of a warrant would cause the holder and its affiliates to own capital stock in an amount exceeding the Beneficial Ownership Limitation.

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

Commitments and Contingencies

Litigation

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

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

The Company has not recorded a liability for the unsettled claim as the amount of the loss contingency is not reasonably estimable. The Company will continue to evaluate whether the loss contingency amounts are estimable. The damages claimed by the plaintiff for the unsettled claim are in excess of $5.0 million. The company retains three tranches of commercial general liability insurance with aggregate limits of $51.0 million. There are no deductibles on any of the tranches.

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

Subsequent Events

On July 15, 2014 the Company sold a Savannah Suites in Jonesboro, Georgia (172 rooms) for gross proceeds of $1.4 million. Proceeds and additional funds were used to pay down the associated debt with GE.

On August 1, 2014, our credit facilities with Great Western Bank were amended to, among other things, extend the maturity date of the revolving credit facility from August 30, 2014 to June 30, 2015, reduce the interest rate on the revolving credit facility from 4.95% to 4.50% and provide for the application of net proceeds of certain hotels to the loans under the credit facilities.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  Results for the three and six months ended June 30,  2014 are not necessarily indicative of results that may be attained in the future.

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

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of June 30,  2014 we owned 63 hotels in 20 states.  Our hotels operate under several national and independent brands.

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

Overview of Discontinued Operations

The condensed consolidated statements of operations for the three and six months ended June 30,  2014 and 2013 include the results of operations for the sixteen hotels classified as held for sale at June 30,  2014, as well as all properties that have been sold during 2014  and prior years in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operations.

The assets held for sale at June 30,  2014 and 2013 are separately disclosed in the Condensed Consolidated Balance Sheets.  Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made.  While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all.  We believe that all our held for sale assets as of June 30,  2014 remain properly classified in accordance with ASC 205-20.

Where the carrying value of an asset held for sale exceeded the estimated fair value, net of selling costs, we reduced the carrying value and recorded an impairment charge.  During the three months ended June 30, 2014, Level 3 inputs were used to determine non-cash impairment losses of $1.4 million on six held for sale hotels, recovery of $0.5 million on two hotels held for sale, and $0.4 million of recovery on three hotels at the time of sale. Level 3 inputs were used during the three months ended March 31, 2014 to determine impairment loss of $0.1 million on three held for sale hotels and two hotels at the time of sale.

During the three months ended June 2013, Level 3 inputs were used to determine non-cash impairment of $0.5 million on one hotel held for sale. $0.6 million of impairment was taken on five hotels subsequently sold. $0.1 million of recovery was recorded on three hotels at the time of sale. Level 3 inputs were used during the three months ended March 31, 2013 to determine impairment loss of $0.5 million on eleven hotels subsequently sold and one hotel classified as held for sale, and negligible impairment on one hotel at the time of sale.

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

General

The discussion that follows is based primarily on the condensed consolidated financial statements of the three and six months ended June 30,  2014 and 2013, and should be read along with the condensed consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s  63 and 76 hotels as of June 30,  2014 and 2013, respectively.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Results of Operations

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013

Operating results are summarized as follows (in thousands):

	Three months ended			Three months ended
	June 30, 2014			June 30, 2013			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$16,059	$4,739	$20,798	$14,789	$7,614	$22,403	$1,270
Hotel and property
operations expenses	(11,102)	(3,484)	(14,586)	(10,878)	(6,119)	(16,997)	(224)
Interest expense	(1,819)	(348)	(2,167)	(1,330)	(767)	(2,097)	(489)
Loss on debt extinguishment	(94)	0	(94)	(117)	(491)	(608)	23
Depreciation and amortization	(1,617)	(38)	(1,655)	(1,532)	(310)	(1,842)	(85)
General and administrative	(1,092)	0	(1,092)	(980)	0	(980)	(112)
Acquisition and
termination expense	0	0	0	(28)	0	(28)	28
Net gain (loss) on
dispositions of assets	(1)	466	465	(8)	1,358	1,350	7
Other income (loss)	(11,624)	0	(11,624)	2,131	0	2,131	(13,755)
Impairment loss	0	(506)	(506)	(7)	(947)	(954)	7
Terminated equity transactions	3	0	3	0	0	0	3
Net income (loss)	$(11,287)	$829	$(10,458)	$2,040	$338	$2,378	$(13,327)

Occupancy for the same store portfolio rose 7.7% from the prior year, while average daily rate (“ADR”) rose 0.9%.  The overall result was an 8.7%  increase in revenue per available room (“RevPAR”).   The following factors contributed to the favorable variance. The four properties rebranded during 2013 have improved results over the prior year. Properties in the Midwest region are benefiting from increased construction business and general economic improvement. Our hotels which received significant capital investments in 2012 and 2013 are benefiting from RevPAR increases. Aggressive rate and marketing strategies by our management companies also continued to positively contribute to our top line.    Results for our same store portfolio are presented below under “Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy”.

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended June 30,  2014 increased 8.6% compared to the same period in 2013.

During the second quarter of 2014,  hotel and property operations expenses from continuing operations increased $0.2 million compared to the second quarter of 2013. Payroll, utilities and franchise related expenses rose as expected with increased occupancy. The cost of room supplies decreased due to the prior year’s linen upgrades.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

There was an increase in interest expense in the same store portfolio of approximately $0.5  million, caused by new borrowings at higher interest rates, as well as the increased balance on the revolving line of credit with Great Western Bank. Depreciation and amortization expense from continuing operations increased $0.1 million for the second quarter of 2014 compared with 2013.  The general and administrative expense for the 2014 second quarter increased by $0.1 million, caused primarily by the significantly increased cost of Director and Officer insurance.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Other Income (Expense)

The change in other income/expense is a result of the change in fair value of the derivative liabilities for the quarter ended June 30, 2014 compared to the quarter ended June 30,  2013.  The derivatives were revalued at June 30,  2014 and 2013.  The fair value of the derivative liabilities increased by an aggregate of $11.7 million and decreased by an aggregate of $2.1 million during the second quarter of 2014 and 2013, respectively.  These changes in fair value are recorded as other income/expense. The increase in fair value in the second quarter of 2014 is due to a change in exercise price of the related warrants adjusted downward from $9.60 to $1.92, and to a change in the conversion price of the Series C Preferred Stock from $8.00 to $1.60, the public offering price of the common stock in the Company’s subscription rights offering concluded on June 6, 2014.

Impairment loss

For the second quarter of 2014, we recorded impairment charges of $1.4 million on six held for sale hotels. $0.4 million of recovery was taken on three hotels at the time of sale. $0.5 million of recovery was recorded on two hotels held for sale. For the second quarter of 2013, we recorded impairment charges of $0.5 million on one hotel classified as held for sale, and $0.6 million of impairment was taken against five hotels subsequently sold. $0.1 million of recovery was recorded on three hotels subsequently sold.

Dispositions

In the second quarter of 2014, five properties were sold. There was a gain of $0.5 million on two of the properties. In the second quarter of 2013, eight properties were sold. Three of the properties had a total gain of $1.4 million.

Income tax

At June 30, 2014 and 2013, the company provided a full valuation allowance against our deferred tax asset due to the uncertainty of realization because of historical operating losses. Due to the full deferred tax valuation allowance, no income tax expense or benefit was recorded for the quarters ended June 30, 2014 and 2013.

Management believes the federal and state income tax rate for the TRS Lessee will be approximately 38%. The income tax benefit /expense will vary based on the taxable earnings or loss of the TRS Lessee, a C corporation.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

Operating results are summarized as follows (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Six months ended			Six months ended
	June 30, 2014			June 30, 2013			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$27,349	$8,987	$36,336	$26,170	$14,411	$40,581	$1,179
Hotel and property
operations expenses	(20,924)	(7,104)	(28,028)	(20,710)	(12,120)	(32,830)	(214)
Interest expense	(3,548)	(799)	(4,347)	(2,669)	(1,658)	(4,327)	(879)
Loss on debt extinguishment	(104)	0	(104)	(208)	(683)	(891)	104
Depreciation and amortization	(3,219)	(112)	(3,331)	(3,122)	(680)	(3,802)	(97)
General and administrative	(2,077)	0	(2,077)	(2,039)	0	(2,039)	(38)
Acquisition and
termination expense	0	0	0	(49)	0	(49)	49
Net gain (loss)
on dispositions of assets	(27)	635	608	(37)	1,334	1,297	10
Other income (loss)	(9,478)	0	(9,478)	1,834	0	1,834	(11,312)
Impairment loss	119	(596)	(477)	(7)	(1,454)	(1,461)	126
Equity offering expense	(65)	0	(65)	0	0	0	(65)
Income tax (expense) benefit	0	0	0	0	0	0	0
Net income (loss)	$(11,974)	$1,011	$(10,963)	$(837)	$(850)	$(1,687)	$(11,137)

Occupancy for the same store portfolio rose 4.6% from the prior year, while ADR declined slightly by 0.2%.  The overall result was a 4.4%  rise in RevPAR. The following factors contributed to the improved results. The four properties rebranded during 2013 had improved results over the prior year. Properties in the Midwest region are benefiting from increased construction business and general economic improvement. Our hotels which received significant capital investments in 2012 and 2013 are benefiting from RevPAR increases. Aggressive rate and marketing strategies by our management companies also continued to positively contribute to our top line. Results for our same store portfolio are presented below under “Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy”.

Revenues and Operating Expenses

Revenues from continuing operations for the six months ended June 30, 2014, increased 4.5% compared to the same period in 2013.

During the six months ended June 30, 2014, hotel and property operations expenses from continuing operations increased $0.2 million compared with the second quarter of 2013.  Payroll, utilities and franchise realted expenses rose as expected with increased occupancy. The cost of room supplies decreased due to the prior year’s linen upgrades.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

There was an increase in interest expense in the same store portfolio of approximately $0.8  million, caused by new borrowings at higher interest rates, as well as the increased balance on the revolving line of credit with Great Western Bank. Depreciation and amortization expense from continuing operations increased slightly for the six months ended June 30, 2014 compared to the year ago period.  The general and administrative expense from continuing operations for the same period remained essentially flat.

Other Income (Expense)

The change in other income/expense is a result of the change in fair value of the derivative liabilities for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The derivatives were revalued at June 30, 2014 and 2013.  The fair value of the derivative liabilities increased by an aggregate of $9.6 million and decreased by an aggregate of $1.8 million during the first six months of 2014 and 2013, respectively. These changes

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

in fair value are recorded as other income/expense. The increase in fair value in the six months ended June 30, 2014 is due to the change in exercise price of the related warrants adjusted downward from $9.60 to $1.92, and to a change in the conversion price of the Series C Preferred Stock from $8.00 to $1.60, the public offering price of the common stock in the Company’s subscription rights offering concluded on June 6, 2014.

Impairment loss

During the six months ended June 30, 2014, we recognized impairment charges of $1.4 million on eight hotels held for sale. There was $0.5 million of recovery recorded on two hotels held for sale. $0.1 million of impairment was taken on two hotels at the time of sale and $0.4 million of recovery was recorded on three hotels at the time of sale. $0.1  million of recovery was recorded on a hotel reclassified as held for use.  During the six months ended June 30, 2013, we recorded a net impairment charge of $1.5 million, composed of $0.5 million taken on one held for sale hotel, $1.1 million taken on hotels subsequently sold and approximately $0.1 million of recovery taken on hotels at the time of sale.

Dispositions

During the six months ending June 30, 2014, six hotels were sold. Gains of $0.5 million were recognized on two of the hotels. During the six months ending June 30, 2013, the Company sold its interests in ten hotels, recognizing gains of approximately $1.4 million on three properties.

Income tax

At June 30, 2014 and 2013, the company provided a full valuation allowance against our deferred tax asset due to the uncertainty of realization because of historical operating losses. Due to the full deferred tax valuation allowance, no income tax expense or benefit was recorded for the six months ending June 30, 2014.

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

To improve liquidity and implement our plan to transition from economy hotels and move toward upscale and upper midscale hotels, the Company pursued a public offering in the third quarter of 2013. On September 26, 2013, based on market conditions, pricing expectations, and after discussions with the underwriters, the Company withdrew and terminated its proposed public offering of 16,700,000 shares of Common Stock.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our business requires continued access to adequate capital to fund our liquidity needs.    In February 2012, the Company issued 3.0 million shares of Series C convertible preferred stock to Real Estate Strategies, L.P. (“RES”) which provided $28.6 million of net proceeds.  The Company agreed to use $25 million to pursue hotel acquisitions. We have used $6.6 million to purchase a hotel and remain committed to use $18.4 million for hospitality acquisitions.  As of June 30, 2014, we have used $9.1 million for debt repayment and $3.7 million for operational funds from the proceeds committed to hotel acquisitions. There are no contractual restrictions or penalties related to the use of these funds for purposes other than acquisitions. The Company is obligated to replace these funds promptly as it has the ability to do so. The Company is exploring opportunities to satisfy its long term liquidity needs as well as replenish the acquisitions fund. There can be no assurance that the Company will be able to obtain the funding to replace these funds.

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

The following are the expected actual and potential sources of liquidity, which if realized, we currently believe will be sufficient to fund our near-term obligations:

• Cash and cash equivalents;

• Cash generated from operations;

• Proceeds from asset dispositions;

• Proceeds from additional secured or unsecured debt financings; and/or

• Proceeds from public or private issuances of debt or equity securities.

The Company has significant indebtedness maturing during 2014, including a revolving line of credit with Great Western Bank ($8.9 million balance at June 30, 2014) and $17.0 million of mortgage loans with GE Franchise Finance Commercial LLC (“GE”).  The Company’s plan is to refinance the debt. On August 1, 2014, the maturity date of the revolving line of credit was extended to June 30, 2015, and the interest rate was reduced from 4.95% to 4.5%. The seven hotels securing the GE loans are held for sale, and if sold, the Company believes that the net proceeds from the sale of the hotels would be sufficient to satisfy the debt with GE. If the hotels are not sold, the Company will attempt to refinance the debt with GE. If we are unable to refinance our debt with GE, we may be forced to dispose of the seven hotels on disadvantageous terms, which could compel us to file for reorganization. If we are not successful in negotiating the refinancing of this debt or finding alternate sources of financing, we will be unable to meet the Company’s near-term liquidity requirements.

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

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The 16 properties held for sale as of June 30,  2014 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

We are actively marketing the 16 properties held for sale, which we anticipate will result in the elimination of an estimated  $23.7 million of debt. However, some of these hotels’ markets have experienced a  decrease in expected pricing. We may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

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

Over the past year average hotel market metrics have improved.  The improvement has been primarily in the top ten markets; however, in the Washington DC area, and in the secondary and tertiary markets where many of our hotels are concentrated, the markets’ metrics have lagged the recovery.  We have made progress in reducing our debt and divesting ourselves of some of the non-core hotels, but because of our challenged cash position, certain of the remaining hotels have not been recently renovated, and as a result we have not kept pace with contemporary standards.  In addition, in 2013 we experienced rebranding at four hotels to brands lower in the chain scale that charge lower daily rates and require new reservation systems which will take time to stabilize.  With our markets not yet recovered and the impact of reflagging, our operating cash flow has continued to be insufficient to cover capital requirements, debt service and dividends.  To date we have relied upon proceeds from sales of our non-core hotels,  proceeds from our Preferred C offering and proceeds from the subscription rights offering to cover these shortfalls.

At June 30,  2014, available cash was $0.6 million and the Company’s available borrowing capacity on the Great Western Bank revolver was $3.6 million. Hotel revenues and operating results are greater in the second and third quarters than in the first and fourth quarters.  As a result, we may have to enter into short-term borrowings in our first and fourth quarters in order to offset these fluctuations in revenues.  There is no assurance that we will be successful in obtaining such short-term borrowings. As noted above, at June 30, 2014, cash flows from operations, the Great Western Bank revolver and the sources identified above are not expected to be sufficient to meet both short term and long term liquidity requirements.

We completed a private offering of 3.0 million shares of Series C convertible preferred stock in February 2012. Net proceeds of the offering, less expenses, were approximately $28.6 million. We agreed to use $25 million of the net proceeds to pursue hospitality acquisitions which are consistent with the investment strategy of the Company’s Board of Directors.  In February 2012, a portion of the net proceeds were used to pay down the Great Western Bank revolver to $0. From such offering, $6.6 million of the net proceeds have been used in the acquisition of a 100 room Hilton Garden Inn in Dowell, Maryland in May 2012. We used an additional $0.6 million of net proceeds on costs associated with proposed acquisitions under consideration in 2013.

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

Short term outflows include monthly operating expenses, estimated debt service for the remainder of 2014 of $4.0 million, and, if declared, the payment of dividends on Series A and Series B preferred stock, and Series C convertible preferred stock. Our long-term liquidity requirements consist primarily of the costs of renovations and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties, and funds for acquisitions.

We have budgeted $6.0 million for capital improvements on our existing hotels during 2014. The increase in capital expenditures is a result of complying with brand mandated improvements and initiating projects that we believe will generate a return on investment.  We may not have sufficient liquidity to complete the budgeted capital improvements. For the six months ending June 30, 2014, we have spent $1.3 million of the $6.0 million 2014 capital improvement budget. Many of the improvements have been scheduled to be completed in the last half of the year.

In addition, management has identified noncore assets in our portfolio to be liquidated over a one to ten year period. We project that proceeds from anticipated property sales during 2014, net of expenses and debt repayment, of $3.7 million will be available for the Company’s cash needs. We project that our operating cash flow, Great Western Bank revolver and, if realized, the sources identified above will be sufficient to satisfy all of our liquidity and other capital needs for the balance of 2014.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Because our operating income and proceeds from sales of non core hotels have been inadequate to cover working capital requirements, we have used funds that were previously identified by RES for acquisitions for operating and debt service requirements,  and we recently secured a $2.0 million loan in January 2014 from RES to meet near term cash needs.   Also in June 2014 the Company received $2.8 million of gross proceeds from the sale of common stock in a subscription rights offering, of which $2.0 million was paid by conversion of the loan owed by the Company to RES. These proceeds are not sufficient to meet our current cash requirements and we will need additional funds over the short term until we are able to access longer term funding sources as identified above.  We cannot be assured these sources will be available and if they are not available, we may dispose of assets at unfavorable prices, delay or default in paying our obligations, seek legal protection while attempting to reorganize or cease operations entirely.

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

Financing

Subscription Rights Offering

The Company concluded a subscription rights offering on June 6, 2014.  Each subscription right entitled its holder to purchase one share of common stock of the Company for $1.60 per share.  Subscription rights to purchase 1,787,204 shares of common stock were exercised for $2,859,526, of which $2,000,000 was paid by conversion of a loan owed by the Company to RES.  The Company incurred issuance costs of $162,305.

Debt Repayments

At June 30, 2014, the Company had long-term debt of $81.7 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 2.3 years and a weighted average interest rate of 6.4%.  The weighted average fixed rate was 6.5%, and the weighted average variable rate was 3.7%.  Debt is classified as held for use if the properties collateralizing it are included in continuing operations.  Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations.  Debt associated with assets held for sale is classified as a short-term liability due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year.  Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2014 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2014	$23,666	$10,427	$34,093
2015	0	24,179	24,179
2016	0	4,685	4,685
2017	0	40,846	40,846
2018	0	1,606	1,606
Thereafter	0	0	0
	$23,666	$81,743	$105,409

At June 30, 2014, the Company had $34.1 million of principal due in 2014. Of this amount, $27.4 million of the principal due is associated with either assets held for use or assets held for sale, and matures in 2014 pursuant to the notes and mortgages evidencing such debt. The remaining $6.7 million is associated with assets held for sale and is not contractually due in 2014 unless the related assets are sold. The maturities comprising the $27.4 million consist of:

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

•	an $8.9 million balance on the revolving credit facility with Great Western Bank;
•	a $14.6 million balance on a mortgage loan with GE;
•	a $2.4 million balance on a mortgage loan with GE; and
•	approximately $1.5 million of principal amortization on mortgage loans.

On August 1, 2014, the Company refinanced the debt with Great Western Bank and extended the maturity date to June 30, 2015. The seven hotels securing the loans with GE are held for sale, and if sold, we believe that the net proceeds from the sale of the hotels would be sufficient to satisfy the debt with GE.  If the hotels are not sold, the Company will attempt to refinance the debt with GE. If we are unable to refinance our debt with GE, we may be forced to sell the hotels on disadvantageous terms which could compel us to file for reorganization.

Financial Covenants

The key financial covenants for certain of our loan agreements and compliance calculations as of June 30,  2014 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement).  As of June 30, 2014, we were in compliance with our financial covenants.  As a result, as of June 30, 2014, we are not in default of any of our loans.

(Dollars in thousands)	June 30,	June 30,
Great Western Bank Covenants	2014	2014
Consolidated debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(10,629)
Net adjustments per loan agreement		26,010
Adjusted NOI per loan agreement (A)		$15,381

Interest expense per financial statements -
continuing operations		6,643
Interest expense per financial statements -
discontinued operations		2,033
Total interest expense per financial statements		$8,676

Net adjustments per loan agreement		2,218
Debt service per loan agreement (B)		$10,894

Consolidated debt service coverage ratio		1.41 : 1
* Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	June 30,	June 30,
Great Western Bank Covenants	2014	2014
Loan-specific debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.20:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(10,629)
Net adjustments per loan agreement		12,788
Adjusted NOI per loan agreement (A)		$2,159

Interest expense per financial statements -
continuing operations		6,643
Interest expense per financial statements -
discontinued operations		2,033
Total interest expense per financial statements		$8,676

Net adjustments per loan agreement		(7,293)
Debt service per loan agreement (B)		$1,383

Loan-specific debt service coverage ratio		1.56 : 1
* Calculations based on prior four quarters

(Dollars in thousands)	June 30,	June 30,
Great Western Bank Covenants	2014	2014
Consolidated leverage ratio	Requirement	Calculation
calculated as follows:	≤ 4.25
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements
and loan agreement (A)		$130,581

Total assets per financial statements		162,672
Total liabilities per financial statements		130,581
Tangible net worth per loan agreement (B)		$32,091

Consolidated Leverage Ratio		4.07

The credit facilities with Great Western Bank also require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, and that we not pay dividends in excess of 75% of our funds from operations per year. The credit facilities currently consist of a $12.5 million revolving credit facility and a  term loan in the original principal amount of $7.5 million. The credit facilities provide for $12.5 million of availability under the revolving credit facility, subject to the limitation that the loans available to us through the revolving credit facility and remaining term loan may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20 to 1.    After the remaining term loan is repaid, the $12.5 million of availability under the revolving credit facility will be reduced by the amount of net proceeds from sales of hotels encumbered by Great Western Bank.  At June 30, 2014, the revolving credit facility was fully available and the outstanding balance was $8.9 million.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

On August 1, 2014, our credit facilities with Great Western Bank were amended to, among other things, extend the maturity date of the revolving credit facility from August 30, 2014 to June 30, 2015, reduce the interest rate on the revolving credit facility from 4.95% to 4.50% and provide for the application of net proceeds of certain hotels to the loans under the credit facilities.

(Dollars in thousands)	June 30,	June 30,
GE Covenants	2014	2014
Loan-specific fixed charge coverage ratio	Requirement	Calculation
calculated as follows: *	≥ 1.10:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(10,629)
Net adjustments per loan agreement		15,544
Adjusted EBITDA per loan agreement (A)		$4,915

Interest expense per financial statements -
continuing operations		6,643
Interest expense per financial statements -
discontinued operations		2,033
Total interest expense per financial statements		$8,676

Net adjustments per loan agreement		(4,756)
Fixed charges per loan agreement (B)		$3,920
Loan-specific fixed charge coverage ratio		1.25 : 1
* Calculations based on prior four quarters

(Dollars in thousands)	June 30,	June 30,
GE Covenants	2014	2014
Loan-specific loan to value ratio	Requirement	Calculation
calculated as follows:	≤ 70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$33,445

Value (B)		$50,595

Loan-specific loan to value ratio		66.1%

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	June 30,	June 30,
GE Covenants	2014	2014
Before dividend consolidated fixed charge	Requirement	Calculation
coverage ratio calculated as follows: *	≥ 0.70:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(10,629)
Net adjustments per loan agreement		21,794
Adjusted EBITDA per loan agreement (A)		$11,165

Interest expense per financial statements -
continuing operations		6,643
Interest expense per financial statements -
discontinued operations		2,033
Total interest expense per financial statements		$8,676

Net adjustments per loan agreement		1,793
Fixed charges per loan agreement (B)		$10,469
Before dividend consolidated fixed charge coverage ratio		1.07:1
* Calculations based on prior four quarters

(Dollars in thousands)	June 30,	June 30,
GE Covenants	2014	2014
After dividend consolidated fixed charge	Requirement	Calculation
coverage ratio calculated as follows: *	≥ 0.70:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(10,629)
Net adjustments per loan agreement		21,794
Adjusted EBITDA per loan agreement (A)		$11,165

Interest expense per financial statements -
continuing operations		6,643
Interest expense per financial statements -
discontinued operations		2,033
Total interest expense per financial statements		$8,676

Net adjustments per loan agreement		2,738
Fixed charges per loan agreement (B)		$11,414
After dividend consolidated fixed charge coverage ratio		0.98:1
* Calculations based on prior four quarters

The financial covenants under our loan facilities with GE require that, through the term of the loans, we maintain: (a) a minimum before dividend fixed charge coverage ratio (FCCR) with respect to our GE-encumbered properties (based on a rolling 12-month period) of 1.10:1 as of June 30, 2014, which requirement increases periodically thereafter to 1.20:1 as of December 31, 2014; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 70% as of June 30, 2014, which requirement decreases to 60% as of December 31, 2014;

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 0.70:1 as of June 30, 2014, which requirement increases periodically thereafter to 1.00:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.70:1 as of June 30, 2014, which requirement increases periodically thereafter to 1.00:1 as of December 31, 2014.

 The consolidated FCCRs are not required to be tested as of the end of any fiscal quarter if the loan to value ratio with respect to our GE-encumbered properties is 60% or less. The required payment of a $380,000 modification fee for amendments to our loan facilities with GE in connection with the waiver we received on March 14, 2014 was paid on June 27, 2014.

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

A summary of the Company’s long term debt as of June 30,  2014 is as follows (dollars in thousands):

		Interest
Fixed Rate Debt	Balance	Rate	Maturity

Lender
Great Western Bank *	$8,944	4.50%	6/2014
GE Franchise Finance Commercial LLC	17,014	7.17%	12/2014
Citigroup Global Markets Realty Corp	12,076	5.97%	11/2015
Great Western Bank	4,835	5.00%	6/2015
Trevian Capital	8,300	12.50%	6/2015
Elkhorn Valley Bank	2,672	5.50%	6/2016
GE Franchise Finance Commercial LLC	11,578	7.17%	2/2017
Cantor	5,989	4.25%	11/2017
Morgan Stanley	29,148	5.83%	12/2017
Total fixed rate debt	$100,556

Variable Rate Debt

Lender
GE Franchise Finance Commercial LLC	4,853	3.73%	2/2018
Total variable rate debt	$4,853

Subtotal debt	105,409

Less: debt associated with hotel properties held for sale	23,666

Total long-term debt	$81,743

* As discussed below, this debt agreement was amended August 1, 2014, and the maturity was extended to June 30, 2015.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

On January 9, 2014, the Company entered into an unsecured convertible loan agreement with RES, whereby the Company may borrow up to $2.0 million from time to time in revolving loans, subject to the conditions therein. During the first quarter, the Company borrowed the full amount of $2.0 million available under the loan agreement. On June 11, 2014, the effective purchase date, the loan was converted and used to purchase 1,250,000 shares of common stock in a subscription rights offering by the Company.

Hotels Sold

On March 10, 2014 the Company sold a Super 8 in Shawano, Wisconsin (55 rooms) for $1.1 million. Proceeds were used to pay off the associated loan and reduce the balance of the revolving credit facility with Great Western Bank.

On April 24, 2014, the Company sold a Baymont Inn in Brooks, Kentucky (65 rooms) for $1.7 million.  Proceeds were used to pay down debt with GE.

On May 6, 2014, the Company sold a Super 8 in Omaha, Nebraska (West Dodge) (101 rooms) for $1.6 million.  Proceeds were used to pay down the associated term loan with Great Western Bank.

On June 4, 2014, the Company sold a Super 8 in Boise, Idaho (108 rooms) for $2.8 million.  Proceeds were used to pay down the associated debt with GE.

On June 11, 2014, the Company sold a Super 8 in Clarinda, Iowa (40 rooms) for $1.7 million.  Proceeds were used to pay down the associated debt with Great Western Bank.

On June 23, 2014, the Company sold a Super 8 in Norfolk, Nebraska (64 rooms) for $1.4 million.  Proceeds were used to pay down the associated debt with First State Bank.

Contractual Commitments

Below is a summary of certain obligations that will require capital as of June 30,  2014 (in thousands):

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 years
Long-term debt including interest	$92,819	$12,900	$35,540	$44,379	$0
Land leases	4,364	114	444	124	3,682
Total contractual obligations	$97,183	$13,014	$35,984	$44,503	$3,682

The column titled “Less than 1 Year” represents payments due for the balance of 2014.  Long-term debt includes debt on properties classified in continuing operations.  The debt related to properties held for sale (and expected to be sold in the next 12 months, with the respective debt paid) of $23.7 million is not included in the table above.

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

Nonfinancial assets

During the three months ending June 30,  2014, Level 3 inputs were used to determine non-cash impairment losses of $1.4 million on six held for sale hotels. $0.4 million of recovery was taken on three hotels at the time of sale. $0.5 million of recovery was recorded on two hotels held for sale. No impairment was recorded on our held for use hotels during the second quarter of 2014. During the three months ending March 31, 2014, Level 3 inputs were used to determine non-cash impairment losses of approximately $91,000 on three hotels held for sale and two hotels at the time of sale.

During the three months ending June 30, 2013, Level 3 inputs were used to determine $0.5 million of impairment on one hotel held for sale. $0.6 million of impairment was taken on five hotels subsequently sold. $0.1  million of recovery was recorded on three hotels subsequently sold. During the three months ending March 31, 2013, Level 3 inputs were used to determine non-cash impairment loss of $0.5 million on eleven subsequently sold hotels and one held for sale hotel. The Company also recorded negligible recovery of impairment on one hotel at the time of sale.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Financial instruments

As of June 30,  2014 and December 31, 2013, the fair value of the Series C convertible embedded derivative and the warrant derivative, were determined by the Monte Carlo simulation method.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The company entered into a $2.0 million convertible loan on January 9, 2014. The fair value of the convertible loan embedded derivative was determined using a discounted cash flows method.  This embedded derivative is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.  The loan agreement was valued assuming the conversion would occur using a rights offering as that was the most beneficial of the conversion feature options. The loan was converted to 1,250,000 common shares on June 11, 2014.

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis:

	Fair Value at
	June 30, 2014	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$10,297	$0	$0	$10,297
Warrant derivative	5,213	0	0	5,213
	$15,510	$0	$0	$15,510

	Fair Value at
	December 31, 2013	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$3,761	$0	$0	$3,761
Warrant derivative	2,146	0	0	2,146
	$5,907	$0	$0	$5,907

There were no transfers between levels during the three and six months ended June 30,  2014 and 2013.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized (gains) losses recorded in the Consolidated Statement of Operations in Other income (loss)  for each of the quarter and six months ending June 30, 2014 (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months ending				Three months ending
	June 30, 2014				June 30, 2013
	Series C		Convertible		Series C		Convertible
	preferred		loan		preferred		loan
	embedded	Warrant	embedded		embedded	Warrant	embedded
	derivative	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value,
beginning of period	$2,551	$1,241	$151	$3,943	$7,416	$8,836	$0	$16,252
Net unrealized (gains)
losses, included in
other income (loss)	7,746	3,972	0	11,718	(828)	(1,309)	0	(2,137)
Purchases and issuances	0	0	0	0	0	0	0	0
Sales and settlements,
included in
other income (loss)	0	0	(151)	(151)	0	0	0	0
Gross transfers in	0	0	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0	0	0
Fair value, end of period	$10,297	$5,213	$0	$15,510	$6,588	$7,527	$0	$14,115

Changes in realized
(gains) losses, included
in income on
instruments held at
end of period	$0	$0	$0	$0	$0	$0	$0	$0
Changes in unrealized
(gains) losses, included
in income on
instruments held at
end of period	$7,746	$3,972	$0	$11,718	$(828)	$(1,309)	$0	$(2,137)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Six months ending				Six months ending
	June 30, 2014				June 30, 2013
	Series C		Convertible		Series C		Convertible
	preferred		loan		preferred		loan
	embedded	Warrant	embedded		embedded	Warrant	embedded
	derivative	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value,
beginning of period	$3,761	$2,146	$0	$5,907	$7,205	$8,730	$0	$15,935
Net unrealized (gains)
losses, included in
other income (loss)	6,536	3,067	0	9,603	(617)	(1,203)	0	(1,820)
Purchases and issuances	0	0	151	151	0	0	0	0
Sales and settlements,
included in
other income (loss)	0	0	(151)	(151)	0	0	0	0
Gross transfers in	0	0	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0	0	0
Fair value, end of period	$10,297	$5,213	$0	$15,510	$6,588	$7,527	$0	$14,115

Changes in realized (gains)
losses, included in income
on instruments held
at end of period	$0	$0	$0	$0	$0	$0	$0	$0
Changes in unrealized
(gains) losses, included in
income on instruments
held at end of period	$6,536	$3,067	$0	$9,603	$(617)	$(1,203)	$0	$(1,820)

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The carrying value and estimated fair value of the Company’s debt as of June 30,  2014,  and December 31, 2013 are presented in the table below (in thousands):

	Carrying Value		Estimated Fair Value
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013

Continuing operations	$81,743	$82,821	$83,572	$73,132
Discontinued operations	23,666	35,224	24,104	32,537
Total	$105,409	$118,045	$107,676	$105,669

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

Key Performance Indicators

Earnings Before Interest, Taxes, Depreciation, Amortization, Noncontrolling Interest and Preferred Stock Dividends

The Company’s Adjusted EBITDA for the three and six months ended June 30,  2014 was  $5.1 million and $6.3 million, respectively.  The Company’s Adjusted EBITDA for the three and six months ended June 30,  2013, was $4.4 million and $5.7 million, respectively.  Adjusted EBITDA is reconciled to net loss as follows (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months		Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
RECONCILIATION OF NET
EARNINGS (LOSS) TO
ADJUSTED EBITDA
Net earnings (loss)
attributable to common shareholders	$(11,301)	$1,537	$(12,651)	$(3,358)
Interest expense,
including discontinued operations	2,167	2,097	4,347	4,327
Loss on debt extinguishment	94	608	104	891
Income tax expense (benefit),
including discontinued operations	0	0	0	0
Depreciation and amortization,
including discontinued operations	1,655	1,842	3,331	3,802
EBITDA	(7,385)	6,084	(4,869)	5,662
Noncontrolling interest	(15)	4	(16)	(3)
Net gain on disposition of assets	(465)	(1,350)	(608)	(1,297)
Impairment	506	954	477	1,461
Preferred stock dividends
declared and undeclared	858	837	1,704	1,674
Unrealized (gain) loss on derivatives	11,718	(2,137)	9,603	(1,820)
Gain on debt conversion	(88)	0	(88)	0
Acquisition and termination expense	0	28	0	49
Terminated equity transactions	(3)	0	65	0
ADJUSTED EBITDA	$5,126	$4,420	$6,268	$5,726

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate EBITDA and Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though EBITDA and Adjusted EBITDA also do not represent amounts that accrue directly to common shareholders. In calculating Adjusted EBITDA, we add back noncontrolling interest, net (gain) loss on disposition of assets, preferred stock dividends,  acquisition and termination expenses and terminated equity transactions expense, which are cash charges. We also add back impairment, gain on debt conversion and unrealized gain or loss on derivatives, which are non-cash charges.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Funds from Operations

The Company’s funds from operations (“FFO”) for the three and six months ended June 30,  2014  was $(9.6) million and $(9.5) million, respectively, representing a decrease of $12.6 million and $10.1 million from FFO reported for the three and six months ended June 30,  2013.  The Company’s Adjusted FFO for the three and six months ended June 30,  2014 was $2.0 million and $0.1 million, respectively.  The weighted average number of shares outstanding for the calculation of FFO basic was 3,287,401 and 2,889,147 for the three months ending June 30,  2014 and 2013, respectively.    The weighted average number of shares outstanding for the calculation of FFO diluted was 3,287,401 and 10,389,350 for the respective periods. FFO is reconciled to net loss as follows (in thousands except per share data):

	Three months		Six Months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
RECONCILIATION OF NET LOSS TO FFO
Net loss attributable
to common shareholders	$(11,301)	$1,537	$(12,651)	$(3,358)
Depreciation and amortization	1,655	1,842	3,331	3,802
Net (gain) loss on disposition of assets	(465)	(1,350)	(608)	(1,297)
Impairment	506	954	477	1,461
FFO available to common shareholders	$(9,605)	$2,983	$(9,451)	$608
Unrealized (gain) loss on derivatives	11,718	(2,137)	9,603	(1,820)
Gain on debt conversion	(88)	0	(88)	0
Acquisition and termination expense	0	28	0	49
Terminated equity transactions	(3)	0	65	0
Adjusted FFO	$2,022	$874	$129	$(1,163)

Weighted average number of shares outstanding for:
calculation of FFO per share - basic	3,287	2,889	3,092	2,888
calculation of FFO per share - diluted	3,287	10,389	3,092	2,890

FFO per share - basic	$(2.92)	$1.03	$(3.06)	$0.21
Adjusted FFO per share - basic	$0.62	$0.30	$0.04	$(0.40)
FFO per share - diluted	$(2.92)	$0.13	$(3.06)	$0.21
Adjusted FFO per share - diluted	$0.17	$0.13	$0.04	$(0.40)

FFO and Adjusted FFO (“AFFO”) are non-GAAP financial measures. We consider FFO and AFFO to be  market accepted measures of an equity REIT’s operating performance, which are necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with GAAP, excluding gains (or losses) from sales of real estate assets and impairment, plus depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition.    AFFO is FFO adjusted to exclude either gains or losses on derivative liabilities and gain on debt conversion, which are non-cash charges against income and which do not represent results from our core operations.  AFFO also adds back acquisition and termination expense and  terminated equity transactions expense. FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO and AFFO should not be considered as alternatives to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. All REITs do not calculate FFO

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

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

NOI is a non-GAAP measure, and is not necessarily indicative of available earnings and should not be considered an alternative to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes. NOI is reconciled to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Earnings Before Net Loss On
Dispositions of Assets, Other Income,
Interest Expense, and Income Taxes	$2,251	$1,371	$1,064	$250
Add back:
Termination cost / acquisition
and termination expense	(3)	28	65	49
General and administrative	1,092	980	2,077	2,039
Depreciation and amortization	1,617	1,532	3,219	3,122
Hotel operating revenue - discontinued	4,739	7,614	8,987	14,411
Hotel operating expenses - discontinued	(3,484)	(6,119)	(7,104)	(12,120)
Other expenses *	1,906	2,439	3,796	4,633
NOI	$8,118	$7,845	$12,104	$12,384

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

POI from continuing operations is reconciled to net loss as follows (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months		Six months
	ended June 30,		ended June 30,
RECONCILIATION OF NET LOSS FROM	2014	2013	2014	2013
CONTINUING OPERATIONS TO POI
FROM CONTINUING OPERATIONS
Net earnings (loss)
from continuing operations	$(11,287)	$2,040	$(11,974)	$(837)
Depreciation and amortization	1,617	1,532	3,219	3,122
Net loss on disposition of assets	1	8	27	37
Other (income) expense	11,624	(2,131)	9,478	(1,834)
Interest expense	1,819	1,330	3,548	2,669
Loss on debt extinguishment	94	117	104	208
General and administrative expense	1,092	980	2,077	2,039
Acquisition and termination expense	0	28	0	49
Equity offering expense	(3)	0	65	0
Impairment expense	0	7	(119)	7
POI - continuing operations	$4,957	$3,911	$6,425	$5,460

POI from discontinued operations is reconciled to loss from discontinued operations, net of tax, as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Gain (loss) from discontinued operations	$829	$338	$1,011	$(850)
Depreciation and amortization
from discontinued operations	38	310	112	680
Net gain on disposition of assets
from discontinued operations	(466)	(1,358)	(635)	(1,334)
Interest expense from discontinued operations	348	767	799	1,658
Loss on debt extinguishment	0	491	0	683
Impairment losses from discontinued operations	506	947	596	1,454
POI - discontinued operations	$1,255	$1,495	$1,883	$2,291

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and occupancy, by region, for the three months ended June 30,  2014 and 2013, respectively.  The comparisons of same store operations (excluding held for sale hotels) are for 47 hotels owned as of April 1, 2013.  Same store calculations exclude 16 properties which are held for sale.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months ended June 30, 2014				Three months ended June 30, 2013
	Room				Room
Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Mountain	106	$47.14	79.6%	$59.26	106	$47.46	83.6%	$56.79
West North Central	1,150	38.98	71.2%	54.73	1,150	37.54	69.4%	54.09
East North Central	723	47.80	68.5%	69.78	723	45.83	67.0%	68.42
Middle Atlantic	142	48.48	78.0%	62.18	142	46.54	74.3%	62.61
South Atlantic	1,097	53.82	70.2%	76.62	1,097	47.13	60.6%	77.80
East South Central	364	45.28	67.4%	67.14	364	38.46	59.4%	64.75
West South Central	176	21.58	58.1%	37.12	176	18.63	46.1%	40.44
Total Same Store	3,758	$45.39	69.9%	$64.92	3,758	$41.75	64.9%	$64.35

Total Continuing Operations	3,758	$45.39	69.9%	$64.92	3,758	$41.75	64.9%	$64.35

States included in the Regions
Mountain	Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Maryland, North Carolina,
	Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Louisiana

The following hotels were removed from continuing operations during the reporting period and classified as held for sale:

Columbus, Georgia Super 8

Green Bay, Wisconsin Super 8

Terre Haute, Indiana Super 8

Our RevPAR, ADR, and occupancy, by franchise affiliation, for the three months ended June 30,  2014 and 2013, were as follows:

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

		Three months ended June 30, 2014				Three months ended June 30, 2013
		Room				Room
Brand		Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Select Service
Upscale
Hilton Garden Inn		100	$85.19	73.4%	$116.03	100	$87.85	69.3%	$126.71
Total Upscale		100	$85.19	73.4%	$116.03	100	$87.85	69.3%	$126.71
Upper Midscale
Comfort Inn / Suites		1,298	54.11	71.9%	75.28	1,298	48.66	65.8%	74.00
Other Upper Midscale		59	34.29	50.5%	67.83	59	26.54	40.5%	65.50
Total Upper Midscale		1,357	$53.25	71.0%	$75.04	1,357	$47.70	64.7%	$73.77
Midscale
Sleep Inn		90	50.03	65.7%	76.13	90	45.20	58.9%	76.74
Quality Inn		122	40.26	56.2%	71.65	122	32.20	46.7%	68.89
Total Midscale		212	$44.41	60.2%	$73.72	212	$37.72	51.9%	$72.67
Economy
Days Inn		642	35.86	66.3%	54.08	642	34.10	62.5%	54.61
Super 8		1,246	37.95	72.1%	52.64	1,246	36.37	70.3%	51.71
Other Economy (1)		201	50.18	69.5%	72.23	201	40.67	51.7%	78.63
Total Economy		2,089	$38.48	70.1%	$54.93	2,089	$36.09	66.1%	$54.58

Total Same Store		3,758	$45.39	69.9%	$64.92	3,758	$41.75	64.9%	$64.35

Total Continuing Operations		3,758	$45.39	69.9%	$64.92	3,758	$41.75	64.9%	$64.35

	1		Includes Rodeway Inn and Independent Brands

The following table presents our RevPAR, ADR and occupancy, by region, for the six months ended June 30, 2014 and 2013, respectively.  The comparisons of same store operations (excluding held for sale hotels) are for 47 hotels owned as of January 1, 2013.  Same store calculations exclude 16 properties which are held for sale.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Six months ended June 30, 2014				Six months ended June 30, 2013
	Room				Room
Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Mountain	106	$39.90	70.1%	$56.90	106	$39.19	71.1%	$55.13
West North Central	1,150	32.87	62.2%	52.88	1,150	31.99	60.8%	52.58
East North Central	723	42.04	62.0%	67.85	723	39.44	59.9%	65.81
Middle Atlantic	142	40.78	69.2%	58.91	142	40.72	67.6%	60.28
South Atlantic	1,097	45.69	61.5%	74.30	1,097	44.38	58.7%	75.63
East South Central	364	37.45	57.5%	65.11	364	34.21	53.4%	64.10
West South Central	176	20.86	56.0%	37.26	176	17.66	42.0%	42.06
Total Same Store	3,758	$38.75	61.7%	$62.83	3,758	$37.12	59.0%	$62.94

Total Continuing Operations	3,758	$38.75	61.7%	$62.83	3,758	$37.12	59.0%	$62.94

States included in the Regions
Mountain	Idaho and Montana
West North Central	Iowa, Kansas, Missouri and Nebraska
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Maryland, North Carolina,
	Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Louisiana

The Sioux Falls (Airport) Days Inn has been removed from the held for sale portfolio during the reporting period and reclassified as held for use, and is now included in the continuing operations presentation.

The following hotels were removed from continuing operations during the reporting period and classified as held for sale:

Boise, Idaho Super 8

Columbus, Georgia Super 8

Green Bay, Wisconsin Super 8

Terre Haute, Indiana Super 8

Our RevPAR, ADR, and occupancy, by franchise affiliation, for the six months ended June 30, 2014 and 2013, were as follows:

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

		Six months ended June 30, 2014				Six months ended June 30, 2013
		Room				Room
Brand		Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Select Service
Upscale
Hilton Garden Inn		100	$73.26	65.7%	$111.58	100	$81.83	64.6%	$126.61
Total Upscale		100	$73.26	65.7%	$111.58	100	$81.83	64.6%	$126.61
Upper Midscale
Comfort Inn / Suites		1,298	$45.79	63.4%	$72.25	1,298	$42.92	60.5%	$70.88
Clarion		59	31.18	47.0%	66.30	59	30.48	44.1%	69.07
Total Upper Midscale		1,357	$45.16	62.7%	$72.06	1,357	$42.37	59.8%	$70.82
Midscale
Sleep Inn		90	41.43	58.4%	70.94	90	38.81	53.7%	72.32
Quality Inn		122	31.99	46.8%	68.38	122	25.55	38.3%	66.66
Total Midscale		212	$36.00	51.7%	$69.61	212	$31.18	44.8%	$69.53
Economy
Days Inn		642	30.79	59.4%	51.81	642	30.42	57.0%	53.32
Super 8		1,246	31.81	62.6%	50.80	1,246	30.65	61.2%	50.11
Other Economy (1)		201	49.78	64.9%	76.64	201	47.09	57.8%	81.53
Total Economy		2,089	$33.22	61.9%	$53.71	2,089	$32.16	59.6%	$53.98

Total Same Store		3,758	$38.75	61.7%	$62.83	3,758	$37.12	59.0%	$62.94

Total Continuing Operations		3,758	$38.75	61.7%	$62.83	3,758	$37.12	59.0%	$62.94

	1		Includes Rodeway Inn and Independent Brands

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

Part II. OTHER INFORMATION

None.

Part II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description
10.1

Loan Modification Agreement dated as of March 14, 2014 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC.

10.2

Ninth Amendment to Amended and Restated Loan Agreement dated June 30, 2014 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2014).

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014,  formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

Supertel Hospitality, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Kelly A. Walters
Kelly A. Walters
President and Chief Executive Officer

Dated this 14th day of August, 2014

By:	/s/ Corrine L. Scarpello
Corrine L. Scarpello
Chief Financial Officer and Secretary

Dated this 14th day of August,  2014

Exhibits

Exhibit No.	Description
10.1

Loan Modification Agreement dated as of March 14, 2014 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC.

10.2

Ninth Amendment to Amended and Restated Loan Agreement dated June 30, 2014 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2014).

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014,  formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.