Form 10-Q
period 2014-09-30
SUPERTEL HOSPITALITY INC
filed 2014-11-13
CIK 929545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2014

or

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

YES ☐    NO ☒



As of October 27,  2014, there were 4,692,965 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share and share data)

	As of
	September 30,	December 31,
	2014	2013
	(unaudited)

ASSETS
Investments in hotel properties	$192,953	$194,078
Less accumulated depreciation	70,574	68,475
	122,379	125,603

Cash and cash equivalents	499	45
Accounts receivable, net of allowance for
doubtful accounts of $33 and $20	2,021	1,083
Prepaid expenses and other assets	6,246	4,000
Deferred financing costs, net	1,990	2,601
Investment in hotel properties, held for sale, net	24,087	38,753
	$157,222	$172,085

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$10,250	$7,745
Derivative liabilities, at fair value	20,125	5,907
Debt related to hotel properties held for sale	16,235	35,224
Long-term debt	80,971	82,821
	127,581	131,697

Redeemable preferred stock
10% Series B, 800,000 shares authorized; $.01 par value,
332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

EQUITY
Shareholders' equity
Preferred stock, 40,000,000 shares authorized;
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270
shares outstanding, liquidation preference of $8,033	8	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000
shares outstanding, liquidation preference of $30,000	30	30
Common stock, $.01 par value, 200,000,000 shares authorized;
4,689,977 and 2,897,539 shares outstanding	47	29
Additional paid-in capital	137,892	135,293
Distributions in excess of retained earnings	(116,092)	(102,747)
Total shareholders' equity	21,885	32,613
Noncontrolling interest
Noncontrolling interest in consolidated partnership,
redemption value $24 and $87	94	113

Total equity	21,979	32,726

COMMITMENTS AND CONTINGENCIES
	$157,222	$172,085

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited - in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES
Room rentals and other hotel services	$16,902	$15,619	$44,251	$41,789

EXPENSES
Hotel and property operations	12,009	11,436	32,933	32,146
Depreciation and amortization	1,624	1,554	4,844	4,676
General and administrative	912	946	2,989	2,986
Acquisition and termination expense	0	679	0	728
Terminated equity transactions	11	1,082	76	1,082
	14,556	15,697	40,842	41,618

EARNINGS (LOSS) BEFORE NET GAIN (LOSS)
ON DISPOSITIONS OF
ASSETS, OTHER INCOME, INTEREST EXPENSE
AND INCOME TAXES	2,346	(78)	3,409	171

Net gain (loss) on dispositions of assets	63	(9)	36	(46)
Derivative gain (loss)	(4,615)	2,674	(14,218)	4,494
Other income (loss)	(12)	(3)	113	11
Interest expense	(1,774)	(1,454)	(5,321)	(4,124)
Loss on debt extinguishment	(37)	(43)	(141)	(250)
Impairment	0	(165)	119	(171)

EARNINGS (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(4,029)	922	(16,003)	85

Income tax expense	0	0	0	0

EARNINGS (LOSS) FROM
CONTINUING OPERATIONS	(4,029)	922	(16,003)	85

Gain (loss) from discontinued operations, net of tax	1,628	777	2,639	(73)

NET EARNINGS (LOSS)	(2,401)	1,699	(13,364)	12

Loss (earnings) attributable to non-controlling interest	3	(3)	19	0

NET EARNINGS (LOSS) ATTRIBUTABLE
TO CONTROLLING INTERESTS	(2,398)	1,696	(13,345)	12

Preferred stock dividends declared and undeclared	(868)	(837)	(2,572)	(2,512)

NET EARNINGS (LOSS) ATTRIBUTABLE
TO COMMON SHAREHOLDERS	$(3,266)	$859	$(15,917)	$(2,500)

NET EARNINGS (LOSS) PER COMMON SHARE
- BASIC AND DILUTED
EPS from continuing operations - Basic	$(1.04)	$0.03	$(5.11)	$(0.84)
EPS from discontinued operations - Basic	$0.35	$0.27	$0.73	$(0.03)
EPS Basic - Total	$(0.69)	$0.30	$(4.38)	$(0.87)
EPS Diluted - Total	$(0.69)	$(0.13)	$(4.38)	$(0.87)

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in thousands)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(13,364)	$12
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	4,956	5,551
Amortization of deferred financing costs	1,096	914
Amortization of debt discount	38	0
Gain on dispositions of assets	(2,705)	(1,662)
Stock-based compensation expense	25	35
Provision for impairment loss	1,398	1,723
Unrealized loss (gain) on derivative instruments	14,218	(4,494)
Gain on debt conversion	(88)	0
Amortization of warrant issuance cost	43	43
Changes in operating assets and liabilities:
Increase in assets	(2,885)	(1,096)
Increase in liabilities	2,677	2,221
Net cash provided by operating activities	5,409	3,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(2,183)	(5,404)
Proceeds from sale of hotel assets	15,911	19,767
Net cash provided by investing activities	13,728	14,363

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(486)	(428)
Principal payments on long-term debt	(17,417)	(26,344)
Proceeds from long-term debt	0	2,371
Payments on revolving debt	(23,072)	(30,682)
Proceeds from revolving debt	21,650	39,428
Proceeds from common stock issued in rights offering	860	0
Rights offering issuance costs	(218)	0
Dividends paid to preferred shareholders	0	(2,512)
Net cash used in financing activities	(18,683)	(18,167)

Increase (decrease) in cash and cash equivalents	454	(557)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45	891

CASH AND CASH EQUIVALENTS, END OF PERIOD	$499	$334

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$5,557	$6,586

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared preferred	$0	$2,512
Unamortized debt discount	$113	$0
Convertible loan embedded derivative	$(151)	$0
Debt converted to common stock	$(2,000)	$0
Common stock issued on conversion of debt	$1,950	$0

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994.  SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). The Company owns 59 properties as follows:

•

All of the Company’s interests in 49 properties with the exception of furniture, fixtures and equipment on 40 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, SLP or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”).

•

The Company’s interests in ten properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), SPPR-BMI, LLC (SBMILLC), BMI Alexandria, LLC (BAL) or SPPR-Dowell, LLC (SDLLC).

SHI, through Supertel Hospitality REIT Trust, is the sole general partner in SLP and at September 30, 2014 owned approximately 99% of the partnership interests in SLP.  SLP is the general partner in SBILP.  At September 30,  2014,  SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), SPPR-BMI Holdings, Inc. (SBMIHI), BMI Alexandria Holdings, Inc. (BAHI) and SPPR-Dowell Holdings, Inc. (SDHI).  SLP and SBMIHI owned 99% and 1% of SBMILLC, respectively, SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, SLP owned 100% of SSBLLC and SLP and SDHI owned 99% and 1% of SDLLC, respectively.  References to “we”, “our”, and “us”, herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of September  30,  2014, the Company owned 59 limited service hotels, 47 of which are included in continuing operations.  All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by eligible independent contractors: Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company, LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”) and Cherry Cove Hospitality Management, LLC (“Cherry Cove”).

HMA manages 17 Company hotels in Arkansas, Louisiana, Kentucky, Indiana, Virginia and Florida.  Strand manages the Company’s five economy extended-stay hotels in Georgia and South Carolina as well as 13 additional Company hotels located in Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia.  Kinseth manages 23 Company hotels in seven states primarily in the Midwest. Cherry Cove manages one Company hotel in Maryland.  Each of the management agreements with HMA, Strand and Kinseth expires on May 31, 2015, and the management agreement with Cherry Cove expires on May 24, 2015. The management agreements renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

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

Three and Nine Months Ended September 30, 2014 and 2013

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

Consolidated Financial Statements

The Company has prepared the condensed consolidated balance sheet as of September 30,  2014, the condensed consolidated statements of operations for the three and nine months ended September 30,  2014 and 2013, and the condensed consolidated statements of cash flows for the nine months ended September 30,  2014 and 2013 without audit, in conformity with U. S. generally accepted accounting principles (GAAP).  In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of September 30,  2014 and the results of operations and cash flows for all periods presented.  Balance sheet data as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2013.  The results of operations for the three and nine months ended September 30,  2014 are not necessarily indicative of the operating results for the full year.

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

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other significant disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations that has a major effect on an entity’s operations and financial results should be presented as discontinued operations.  This accounting standard update is effective for annual filings beginning on or after December 15, 2014. Early adoption is permitted only for disposals that have not been previously reported. The Company adopted the pronouncement on October 1, 2014. As a result of the early adoption of ASU Update No. 2014-08, we anticipate that most of our hotel dispositions not already shown as discontinued operations will not be classified as discontinued operations as most will not fit this description.

For transactions that have been classified as discontinued operations for periods prior to our adoption of ASU Update No. 2014-08, we will continue to present the operating results as discontinued operations in the

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

statements of operations for all applicable periods presented, subject to management’s quarterly review of the criteria for such classifications.

Derivative Liabilities

	September 30,	December 31,
	2014	2013
Series C preferred embedded derivative	$13,574	$3,761
Warrant derivative	6,551	2,146
Derivative liabilities, at fair value	$20,125	$5,907

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

The amendment to the Company’s articles of incorporation, setting forth the terms of the Series C convertible preferred stock, the host instrument, includes an antidilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $8.00 per share. Accordingly we bifurcated the embedded conversion feature which is shown as a derivative liability recorded at fair value on the accompanying consolidated balance sheets as of September 30,  2014 and December 31, 2013. As a result of a subscription rights offering by the Company which concluded on June 6, 2014, the conversion price of the Series C convertible stock, pursuant to its terms, was adjusted to $1.60, the exercise price of the subscription rights for a share of common stock. The antidilution provision continues to be in effect, and treatment of the embedded conversion feature as a derivative liability remains unchanged.

The agreement setting forth the terms of the common stock warrants issued to the holders of the Series C convertible preferred stock also includes an antidilution provision that requires a reduction in the warrants’ exercise price of $9.60 should the conversion ratio of the Series C convertible preferred stock be adjusted due to antidilution provisions.    Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the accompanying consolidated balance sheets as of September 30,  2014 and December 31, 2013. As a result of a subscription rights offering by the Company which concluded on June 6, 2014, the exercise price of the warrants for a share of common stock was adjusted to $1.92,  equal to 120% of the adjusted conversion price of the Series C convertible preferred stock. The antidilution provision remains in effect, and treatment of the warrants as a derivative liability remains unchanged.

Convertible Loan

On January 9, 2014, we entered into an unsecured convertible loan agreement with Real Estate Strategies, L.P. (“RES”), for a revolving line of credit of up to $2.0 million with an annual interest rate equal to LIBOR plus 7%. During the first quarter, the Company borrowed the full amount of $2.0 million available under the loan agreement. RES, pursuant to rights under the loan, applied the loan amount to purchase 1,250,000 shares of common stock on June 6, 2014, from the Company in the subscription rights offering at a rate per share of $1.60.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

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

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

Financial instruments

As of September 30,  2014 and December 31, 2013, the fair value of the Series C convertible embedded derivative and the warrant derivative were determined by the Monte Carlo simulation method.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis as of September 30,  2014 and December 31, 2013 are as follows (in thousands):

	Fair Value at
	September 30, 2014	Level 1	Level 2	Level 3
Series C preferred embedded derivative	13,574	$0	$0	$13,574
Warrant derivative	6,551	0	0	6,551
	$20,125	$0	$0	$20,125

	Fair Value at
	December 31, 2013	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$3,761	$0	$0	$3,761
Warrant derivative	2,146	0	0	2,146
	5,907	$0	$0	$5,907

There were no transfers between levels during the nine months ended September 30,  2014 and the twelve months ended December 31, 2013.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized (gains) losses recorded in the Consolidated Statement of Operations in Derivative gain  (loss) for each of the three and nine months ended September 30, 2014 (in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three months ended			Three months ended
	September 30, 2014			September 30, 2013
	Series C			Series C
	preferred			preferred
	embedded	Warrant		embedded	Warrant
	derivative	derivative	Total	derivative	derivative	Total
Fair value,
beginning of period	$10,297	$5,213	$15,510	$6,588	$7,527	$14,115
Net unrealized (gains)
losses on derivatives	3,277	1,338	4,615	(674)	(2,000)	(2,674)
Purchases and issuances	0	0	0	0	0	0
Sales and settlements,
included in
derivative gain (loss)	0	0	0	0	0	0
Gross transfers in	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0
Fair value, end of period	$13,574	$6,551	$20,125	$5,914	$5,527	$11,441

Changes in realized
(gains) losses, included
in income on
instruments held at
end of period	$0	$0	$0	$0	$0	$0
Changes in unrealized
(gains) losses, included
in income on
instruments held at
end of period	$3,277	$1,338	$4,615	$(674)	$(2,000)	$(2,674)

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Nine months ended				Nine months ended
	September 30, 2014				September 30, 2013
	Series C		Convertible		Series C		Convertible
	preferred		loan		preferred		loan
	embedded	Warrant	embedded		embedded	Warrant	embedded
	derivative	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value,
beginning of period	$3,761	$2,146	$0	$5,907	$7,205	$8,730	$0	$15,935
Net unrealized (gains)
losses on derivatives	9,813	4,405	0	14,218	(1,291)	(3,203)	0	(4,494)
Purchases and issuances	0	0	151	151	0	0	0	0
Sales and settlements,
included in
derivative gain (loss)	0	0	(151)	(151)	0	0	0	0
Gross transfers in	0	0	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0	0	0
Fair value, end of period	$13,574	$6,551	$0	$20,125	$5,914	$5,527	$0	$11,441

Changes in realized (gains)
losses, included in income
on instruments held
at end of period	$0	$0	$0	$0	$0	$0	$0	$0
Changes in unrealized
(gains) losses, included in
income on instruments
held at end of period	$9,813	$4,405	$0	$14,218	$(1,291)	$(3,203)	$0	$(4,494)

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the hierarchy. The carrying value and estimated fair value of the Company’s debt as of September 30,  2014 and December 31, 2013 are presented in the table below (in thousands):

	Carrying Value		Estimated Fair Value
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013

Continuing operations	$80,971	$82,821	$82,175	$73,132
Discontinued operations	16,235	35,224	15,310	32,537
Total	$97,206	$118,045	$97,485	$105,669

Discontinued Operations - Hotel Properties Held for Sale and Sold

At December 31, 2013, the Company had 19 hotels identified that it intends to sell and that met the Company’s criteria to be classified as held for sale (the “Sale Hotels”). During the nine months ended September 30, 2014,  ten of these hotels were sold. We recorded an approximate $2.7 million aggregate net gain on four of the

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

hotels sold. The gain consisted of: $0.5 million from the sale of two hotels in the second quarter of 2014; $1.2 million from the sale of a Super 8 in Moberly, Missouri; and $1.0 million from the sale of a Super 8 in Omaha, Nebraska (“M” Street), both in the third quarter of 2014.  We recorded either impairment or impairment recovery on the other six hotels sold as described below in the note “Impairment Losses”. Due to changes in the market during the first quarter, one hotel was reclassified as held for sale, and an additional hotel was reclassified from held for sale to held for use. During the second quarter, three hotels were reclassified as held for sale due to changes in the market. Twelve hotels remain classified as held for sale as of September 30,  2014.

A REIT will incur a 100% tax on the net gain derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We do not believe any of our hotels were held primarily for sale in the ordinary course of our trade or business. However, if the Internal Revenue Service would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations, gains, losses and impairment losses on hotel properties sold or classified as held for sale are presented in discontinued operations.    The operating results of the hotels held for sale and sold are included in discontinued operations and are summarized below. The operating results for the three months ended September 30,  2014 include 12 hotels held for sale and four hotels that were sold in the third quarter of 2014.  The operating results for the three months ended September 30,  2013 include 12 hotels held for sale, ten hotels sold in 2014, and seven hotels sold in the third and fourth quarters of 2013.

The operating results for the nine months ended September 30, 2014 include 12 hotels held for sale and ten hotels sold in 2014. The operating results for the nine months ended September 30, 2013 include 12 hotels held for sale, 17 hotels sold in 2013, and ten hotels sold in 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$3,664	$6,063	$12,651	$20,474
Hotel and property operations expenses	(2,841)	(4,736)	(9,944)	(16,856)
Interest expense	(259)	(508)	(1,059)	(2,285)
Loss on debt extinguishment	(120)	(123)	(120)	(687)
Depreciation expense	0	(195)	(112)	(875)
Net gain on disposition of assets	2,105	374	2,740	1,708
Impairment loss	(921)	(98)	(1,517)	(1,552)
	$1,628	$777	$2,639	$(73)

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

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three months ended		Nine months ended
(dollars in thousands, except per share data)	September 30,		September 30,
	2014	2013	2014	2013
Basic and Diluted Earnings per Share
Calculation:
Numerator: basic
Net earnings (loss) attributable
to common shareholders:
Continuing operations	$(4,894)	$82	$(18,556)	$(2,427)
Discontinued operations	1,628	777	2,639	(73)
Net earnings (loss) attributable to
common shareholders - total basic	$(3,266)	$859	$(15,917)	$(2,500)

Numerator: diluted
Net earnings (loss) attributable
to common shareholders:
Continuing operations	$(4,894)	$82	$(18,556)	$(2,427)
Preferred C dividend	0	469	0	0
Derivative Liability change
in fair market value	0	(2,674)	0	0
Total continuing operations	(4,894)	(2,123)	(18,556)	(2,427)
Discontinued operations	1,628	777	2,639	(73)
Net earnings (loss) attributable to
common shareholders - total diluted	$(3,266)	$(1,346)	$(15,917)	$(2,500)

Denominator:
Weighted average number
of common shares - basic	4,685,815	2,890,873	3,629,588	2,889,224
Restricted stock	0	1,476	0	0
Preferred stock	0	3,750,000	0	0
Warrants	0	3,750,000	0	0
of common shares - diluted	4,685,815	10,392,349	3,629,588	2,889,224

Basic and Diluted Earnings
Per Common Share:
Net earnings (loss) attributable
to common shareholders
per weighted average common share:
Continuing operations - basic	$(1.04)	$0.03	$(5.11)	$(0.84)
Discontinued operations - basic	0.35	0.27	0.73	(0.03)
Total - Basic EPS	$(0.69)	$0.30	$(4.38)	$(0.87)

Continuing operations - diluted	$(1.04)	$(0.20)	$(5.11)	$(0.84)
Discontinued operations - diluted	0.35	0.07	0.73	(0.03)
Total - Diluted EPS	$(0.69)	$(0.13)	$(4.38)	$(0.87)

Potentially dilutive common shares, if any, have been excluded from the denominator if they are antidilutive to earnings (loss) from continuing operations attributable to common shareholders. The number of weighted average shares of common stock for the three and nine months ended September 30, 2014 is significantly higher than the outstanding shares at September 30, 2013  due to the issuance of common stock from the rights offering occurring during the last month of the second quarter of 2014.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

The following table summarizes the weighted average of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Outstanding stock options	17,563	31,003	17,563	31,003
Unvested stock awards outstanding	566	0	7,175	1,555
Warrants	3,750,000	0	3,750,000	3,750,000
Series C preferred stock	18,750,000	0	9,903,846	3,750,000
Convertible debt	0	0	737,179	0
Total potentially dilutive securities
excluded from the denominator	22,518,129	31,003	14,415,763	7,532,558

Debt Financing

A summary of the Company’s long term debt as of September 30,  2014 is as follows (dollars in thousands):

		Interest
Fixed Rate Debt	Balance	Rate	Maturity

Lender
Great Western Bank	$7,614	4.50%	6/2015
GE Franchise Finance Commercial LLC	14,195	7.17%	12/2014
Citigroup Global Markets Realty Corp	11,974	5.97%	11/2015
Great Western Bank	1,452	5.00%	6/2015
Trevian Capital	8,300	12.50%	6/2015
Elkhorn Valley Bank	2,629	5.50%	6/2016
GE Franchise Finance Commercial LLC	11,459	7.17%	2/2017
Cantor	5,963	4.25%	11/2017
Morgan Stanley	28,893	5.83%	12/2017
Total fixed rate debt	$92,479

Variable Rate Debt

Lender
GE Franchise Finance Commercial LLC	4,727	3.73%	2/2018
Total variable rate debt	$4,727

Subtotal debt	97,206

Less: debt associated with hotel properties held for sale	16,235

Total long-term debt	$80,971

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

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

On March 10, 2014 the Company sold a Super 8 in Shawano, Wisconsin (55 rooms) for gross sale proceeds of $1.1 million. Net proceeds were used to pay off the associated loan and reduce the balance of the revolving credit facility with Great Western Bank.

On March 14, 2014, the Company received a waiver from GE Franchise Finance Commercial LLC (“GE”) for non-compliance with covenants, as formulated at that time, with respect to our before dividend fixed charge coverage ratio (FCCR) covenant with respect to our GE-encumbered properties (actual of 1.25:1 versus requirement of 1.30:1), our before dividend consolidated FCCR covenant (actual of 0.98:1 versus requirement of 1.20:1), and our after dividend consolidated FCCR covenant (actual of 0.84:1 versus requirement of 1.00:1) in each case, as of March 31, 2014.

The financial covenants under our loan facilities with GE require that, through the term of the loans, we maintain: (a) a minimum before dividend FCCR with respect to our GE-encumbered properties (based on a rolling 12-month period) of 1.15:1 as of September 30, 2014, which requirement increases to 1.20:1 as of December 31, 2014; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 70% as of September 30, 2014, which requirement decreases to 60% as of December 31, 2014; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 0.75:1 as of September 30, 2014, which requirement increases to 1.00:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.70:1 as of September 30, 2014, which requirement increases to 1.00:1 as of December 31, 2014.

The consolidated FCCRs are not required to be tested as of the end of any fiscal quarter if the loan to value ratio with respect to our GE-encumbered properties is 60% or less. The required payment of a  $380,000 modification fee for amendments to our loan facilities with GE in connection with the waiver we received on March 14, 2014 was paid on June 27, 2014.

On April 24, 2014, the Company sold a Baymont Inn in Brooks, Kentucky (65 rooms) for gross sale proceeds of $1.7 million.  Net proceeds were used to pay down debt with GE.

On May 6, 2014, the Company sold a Super 8 in Omaha, Nebraska (West Dodge) (101 rooms) for gross sale proceeds of $1.6 million.  Net proceeds were used to pay down the associated term loan with Great Western Bank.

On June 4, 2014, the Company sold a Super 8 in Boise, Idaho  (108 rooms) for gross sale proceeds of $2.8 million.  Net proceeds were used to pay down the associated debt with GE.

On June 11, 2014, the Company sold a Super 8 in Clarinda, Iowa (40 rooms) for gross sale proceeds of $1.7 million.  Net proceeds were used to pay down the associated debt with Great Western Bank.

On June 23, 2014, the Company sold a Super 8 in Norfolk, Nebraska (64 rooms) for gross sale proceeds of $1.4 million.  Net proceeds were used to pay down the associated debt with First State Bank.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

On July 15, 2014, the Company sold a Savannah Suites in Jonesboro, Georgia (172 rooms) for gross sale proceeds of $1.4 million. Net proceeds were used to pay down debt with GE.

On August 1, 2014, our credit facilities with Great Western Bank were amended to, among other things, extend the maturity date of the revolving credit facility from August 30, 2014 to June 30, 2015, reduce the interest rate on the revolving credit facility from 4.95% to 4.50% and provide for the application of net proceeds of certain hotels to the loans under the credit facilities.

On August 21, 2014, the Company sold a Savannah Suites in Stone Mountain, Georgia (140 rooms) for gross sale proceeds of $1.5 million. Net proceeds were used to pay down debt with GE.

On September 19, 2014, the Company sold a Super 8 in Moberly, Missouri (60 rooms) for $1.7 million.  Net proceeds were used to pay down the associated debt with Great Western Bank.

On September 30, 2014, the Company sold a Super 8 in Omaha, Nebraska (“M” Street) (116 rooms) for gross sale proceeds of $1.9 million. Net proceeds were used to pay down the associated debt with Great Western Bank.

At September 30, 2014, the Company had long-term debt of $81.0 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 2.2 years and a weighted average interest rate of 6.4%. The weighted average fixed rate was 6.5%, and the weighted average variable rate was 3.7%. Debt is classified as held for use if the properties collateralizing it are included in continuing operations. Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations. Debt associated with assets held for sale is classified in the table below as due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2014 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2014	$16,235	$660	$16,895
2015	0	30,266	30,266
2016	0	4,510	4,510
2017	0	42,678	42,678
2018	0	2,857	2,857
Thereafter	0	0	0
	$16,235	$80,971	$97,206

At September 30, 2014, the Company had $16.9 million of principal due in 2014; of that amount, $16.2 million is related to the debt associated with assets held for sale. Included in the $16.2 million is the $14.2 million of GE debt maturing in December of 2014. The approximate $0.7 million classified as held for use in the table above is the principal amortization on mortgage loans for the remainder of 2014.

On October 18, 2014, the Company agreed to sell four hotels which collateralize borrowings from GE for a total purchase price of $15.15 million.  All of the GE loans are cross collateralized and the 17 assets securing the loans outstanding at September 30, 2014 are treated as a pool. If the four assets currently under contract are sold, the Company believes that the net proceeds from the sale of these hotels will be sufficient to satisfy the debt with GE that matures in December 2014. The sale is subject to the completion of a contingency period for inspections and

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

investigations of the hotels.  If the hotels are not sold, the Company will attempt to extend or refinance this debt with GE or some other lender. If we are unable to extend or refinance this GE debt, we may be forced to sell the hotels on disadvantageous terms, or we could be compelled to file for reorganization.

We are required to comply with certain financial covenants for some of our lenders.  As of September 30,  2014, we were either in compliance with our financial covenants or obtained waivers for non-compliance (as discussed below). As a result, we are not in default of any of our loans.

Our credit facilities with Great Western Bank require us to maintain a consolidated leverage ratio (as defined in the loan agreement) of 4.25:1 or less. As of September 30, 2014, our consolidated leverage ratio (as defined in the loan agreement) was 4.30:1. On November 12, 2014, the Company received a waiver for non-compliance with this covenant as of September 30, 2014.  The Company currently anticipates that it will not be compliant with respect to this covenant as of December 31, 2014. In the event the Company is not in compliance with this covenant, the Company will seek a waiver from the lender. Although the Company has received waivers from lenders in the past with respect to covenants, there is no assurance that the Company would be successful in obtaining waivers in the future.

Stock-Based Compensation

Non Vested Share Awards

On July 15, 2013, the Company granted share awards and stock options to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The share awards total 3,125 authorized but previously unissued shares of the Company’s common stock with a grant date price of $7.28. The shares vest based on continued employment of the executive, and the restrictions lapse in 33.3% increments on each of the first, second and third anniversaries of issuance. There were 2,084 and 3,125 unvested awards as of September 30, 2014 and 2013, respectively. The stock options entitle the executive to purchase 3,125 authorized but previously unissued shares of the Company’s common stock at an exercise price of $8.08 per share. The stock options have a four-year term and vest in equal one-third increments on each of the first, second and third anniversaries of issuance provided that the executive is employed by the Company on each such vesting date. The stock options and share awards will become fully vested in the event of a change of control of the company or upon the executive’s death or disability.

Investment Committee Share Compensation

The independent directors serving as members of the Investment Committee receive their monthly Investment Committee fees in the form of shares of the Company’s common stock issued quarterly under the 2006 Stock Plan, priced as the average of the closing price of the stock for the first 20 trading days for the calendar year.  The number of shares issued to the committee members for the three months ended September 30, 2014 and 2013 were 2,988 and 747, respectively. A total of 6,723 and 1,494 shares were issued to the committee members for the first three quarters of 2014 and 2013, respectively.

Share-Based Compensation Expense

The expense recognized in the condensed consolidated financial statements for the three months ended September 30,  2014 and 2013 for share-based compensation related to employees and directors was approximately $6,000 and $12,000, respectively. The expense recognized for the nine months ended September 30, 2014 and 2013 was approximately $25,000 and $35,000, respectively.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

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

During the three and nine months ended September 30, 2014, no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels. The Company did record $0.1 million of recovery of previously recorded impairment loss on one hotel that was moved from held for sale to held for use at the end of the first quarter of 2014.

 During the three and nine months ended September 30, 2013, impairment of $0.2 million was recorded on one hotel reclassified as held for use in the fourth quarter of 2013. No trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels.

Held for sale

During the three months ended September 30, 2014, Level 3 inputs were used to determine non-cash impairment losses of $1.0 million on six hotels held for sale. Negligible recovery of previously recorded impairment loss was taken on two hotels at the time of sale. During the nine months ended September 30, 2014, Level 3 inputs were used to determine non-cash impairment losses of $2.0 million on six hotels held for sale. The Company recorded $0.4 million of recovery on previously recorded impairment on one hotel held for sale. Impairment of $0.3 million was taken on three properties sold, and recovery of previously recorded impairment of $0.4 million was taken on three properties sold.

During the three months ended September 30, 2013, impairment of $0.2 million was taken on a hotel held for sale. There was negligible impairment of one property sold and recovery of $0.1 million on four properties sold.  During the nine months ended September 30, 2013, Level 3 inputs were used to determine non-cash impairment losses of $0.7 million on one property held for sale and $1.0 million on eight properties sold. Recovery of $0.2 million was taken on five properties sold.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

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

Income Taxes

We have provided a full valuation allowance against our deferred tax asset at September 30, 2014 and 2013, that results in no net deferred tax asset at September 30, 2014 and 2013 due to the uncertainty of realization (because of historical operating losses). The TRS Lessee has estimated its income tax benefit using a combined federal and state rate of approximately 38%.  The TRS net operating loss carryforward from September 30, 2014 as determined for federal income tax purposes was approximately $19.8 million. The availability of such loss carryforward will begin to expire in 2022.

The Company is currently evaluating the impact, if any, of its recently completed subscription rights offering to potentially limit its ability to fully utilize all of the net operating loss carryforwards.

Noncontrolling Interest of Common Units in SLP

As of September 30, 2014 and 2013, the limited partners of SLP held 97,008 common operating units, representing approximately 1.0% of the partnership interest in SLP.

Equity Reconciliation of Parent and Noncontrolling Interest

(dollars in thousands)
	Series A	Series C			Distribution		Noncontrolling
	preferred	convertible	Common	Additional	in excess of	Net	interest in
	stock	stock	stock	paid - in	retained	shareholders'	consolidated	Total
	par value	par value	par value	capital	earnings	equity	partnerships	equity
Balance at
December 31, 2013	$8	$30	$29	$135,293	$(102,747)	$32,613	$113	$32,726
Stock-based
compensation	0	0	0	25	0	25	0	25
Rights offering	0	0	6	854	0	860	0	860
Rights offering from
convertible note	0	0	12	1,938	0	1,950	0	1,950
Cost of rights offering	0	0	0	(218)	0	(218)	0	(218)
Net loss	0	0	0	0	(13,345)	(13,345)	(19)	(13,364)
Balance at
September 30, 2014	$8	$30	$47	$137,892	$(116,092)	$21,885	$94	$21,979

Subscription Rights Offering

The Company concluded a subscription rights offering on June 6, 2014.  Each subscription right entitled its holder to purchase one share of common stock of the Company for $1.60 per share.  Subscription rights to purchase

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

1,787,204 shares of common stock were exercised for $2,859,526, of which $2,000,000 was paid by conversion of a loan owed by the Company to RES.  The Company incurred issuance costs of $217,852.

Series B Redeemable Preferred Stock

At September 30,  2014 there were 332,500 shares of 10.0% Series B preferred stock outstanding.  The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

Dividends on the Series B preferred stock are cumulative and are payable quarterly in arrears on each March 31, June 30, September 30 and December 31, or, if not a business day, the next succeeding business day, at the annual rate of 10.0% of the $25.00 liquidation preference per share, equivalent to a fixed annual amount of $2.50 per share.  Dividends on the Series B preferred stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared and whether or not such dividends are prohibited by agreement. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series B preferred stock to preserve capital and improve liquidity. Accrued but unpaid dividends on the Series B preferred stock will not bear interest. Accumulated but undeclared dividends are $831,232, or $2.50 per share as of September 30, 2014. Holders of the Series B preferred stock generally have no voting rights. However, if the dividends on the Series B preferred stock are in arrears for six or more quarterly periods (whether or not consecutive), holders of the Series B preferred stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, will be entitled to elect two directors. The terms of such directors will end up to twelve months after all dividend arrearages have been paid.

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

The Series B preferred stock was not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock).  The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At September 30,  2014, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Series A Preferred Stock

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

On December 30, 2005,  the Company offered and sold 1,521,258 shares of 8% Series A preferred stock.  At September 30,  2014, 803,270 shares of Series A preferred stock remained outstanding.  Dividends on the Series A preferred stock are cumulative and are payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. The Company may redeem the Series A preferred stock, in whole or in part, at any time or from time to time for cash at a redemption price of $10.00 per share, plus all accrued and unpaid dividends. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series A preferred stock to preserve capital and improve liquidity. Unpaid dividends will accumulate and bear additional dividends at 8%, compounded monthly. Accumulated but undeclared dividends are $551,874, or $0.687 per share, as of September 30, 2014. Holders of the Series A preferred stock generally have no voting rights. However, if dividends on the Series A preferred stock are in arrears for six consecutive months or nine months (whether or not consecutive) in any twelve-month period, holders of the Series A preferred stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, will be entitled to elect two directors. The terms of such directors will end up to twelve months after all dividend arrearages have been paid.

The Series A preferred stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, ranks senior to all classes or series of the Company’s common stock, senior or on parity with all other classes or series of preferred stock and junior to all of the Company’s existing and future indebtedness. Upon liquidation all Series A preferred stock will be entitled to $10.00 per share plus accumulated but undeclared dividends. The Company will not pay any distribution, or set aside any funds for the payment of distributions, on its common shares unless it has also paid (or set aside for payment) the full cumulative distributions on the preferred shares for the current and all past dividend periods. The outstanding preferred shares do not have any maturity date, and are not subject to mandatory redemption.

The Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares, unless it has also paid (or set aside for payment) the full cumulative distributions on the preferred shares for the current and all past dividend periods. The Series A preferred stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

Series C Convertible Preferred Stock and Warrants

The Company entered into a Purchase Agreement dated November 16, 2011 for the issuance and sale of Supertel’s Series C convertible preferred stock and warrants under a private transaction to RES. On January 31, 2012 at a special meeting, the shareholders of Supertel, by the requisite vote, approved the issuance and sale of up to 3,000,000 shares of the Series C convertible preferred stock of Supertel, shares of common stock of Supertel which may be issued upon conversion of the Series C convertible preferred stock, and warrants to purchase additional shares of common stock, to RES pursuant to the Purchase Agreement. In two closings on February 1, 2012 and February 15, 2012, the Company completed the sale to RES of 3,000,000 shares of Series C convertible preferred stock and warrants to purchase shares of common stock.

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

Each share of Series C convertible preferred stock is entitled to a dividend of $0.625 per year payable in equal quarterly dividends. Each share of Series C convertible preferred stock has a liquidation preference of $10.00

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

per share, in cash, plus an amount equal to any accrued and unpaid dividends.  With respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, the Series C convertible preferred stock ranks: (a) on  a parity with the Series A preferred stock and Series B preferred stock and other future series of preferred stock designated to rank on  a parity, and (b) senior to the common stock and other future series of preferred stock designated to rank junior, and (c) junior to the Company’s existing and future indebtedness. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series C cumulative preferred stock to preserve capital and improve liquidity. Unpaid dividends will accumulate and bear additional dividends at 6.25%, compounded quarterly. Accumulated but undeclared dividends are $1,919,405, or $0.64 per share, as of September 30, 2014.

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

The Series C convertible preferred stock will vote with the common stock as one class, subject to certain voting limitations. For any vote, the voting power of the Series C convertible preferred stock will be equal to the lesser of: (a) 0.78625 vote per share or (b) an amount of votes per share such that the vote of all shares of Series C convertible preferred stock in the aggregate equal 34% of the combined voting power of all the Company voting stock, minus an amount equal to the number of votes represented by the other shares of voting stock beneficially owned by RES and its affiliates.

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

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

On October 21, 2014, the Company reached an agreement to settle the claim. The settlement was made with authorization from the insurers, and the Company has recorded a liability for the amount of the unpaid claim and a receivable reflecting recoverability of the claim from the insurers.

Liquidity

On September 26, 2013, based on market conditions, pricing expectations, and after discussions with the underwriters, the Company withdrew and terminated its previously announced proposed public offering of 16,700,000 shares of Common Stock.

The costs of this offering and its failure to be completed have had a severe impact on the Company’s liquidity. The Company is exploring other methods to satisfy its liquidity needs, but to date has not been able to complete a transaction that will provide sufficient liquidity to satisfy its operating and capital needs for the next twelve months. There can be no assurance that the Company will be able to obtain sufficient liquidity to continue to operate as it has in the past. Failure to obtain adequate liquidity may cause the Company to dispose of assets at unfavorable prices, delay or default in paying its obligations, seek legal protection while attempting to reorganize or cease operations entirely. These conditions, including those discussed in the following paragraph, raise significant uncertainty about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As further disclosed in the Debt Financing footnote, the Company was not in compliance with a covenant related to its credit facilities with Great Western Bank as of September 30, 2014. The Company received a waiver for non-compliance as of September 30, 2014. The Company currently anticipates that it will not be compliant with respect to this covenant as of December 31, 2014. In the event the Company is not in compliance with this covenant, the Company will seek a waiver from the lender. Although the Company has received waivers from lenders in the past with respect to covenants, there is no assurance that the Company would be successful in obtaining waivers in the future.

Further, if we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our facilities with Great Western Bank and GE contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans, and such default would permit that lender to accelerate our indebtedness under any such loan.

Subsequent Events

On October 15, 2014, we sold a Days Inn in Sioux Falls, South Dakota (Empire) (79 rooms) for gross sale proceeds of $2.4 million. Net proceeds were used to reduce debt with GE.

On October 17, 2014, we sold an unencumbered Days Inn in Shreveport, Louisiana (148 rooms) for gross sale proceeds of $1.3 million. Net proceeds were used to reduce the balance of the revolving credit facility with Great Western Bank.

On October 18, 2014, the Company agreed to sell four hotels which collateralize borrowings from GE for a total purchase price of $15.15 million.  All of the GE loans are cross collateralized and the 17 assets securing the loans outstanding at September 30, 2014 are treated as a pool. If the four assets currently under contract are sold, the Company believes that the net proceeds from the sale of these hotels will be sufficient to satisfy the debt with GE

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

that matures in December 2014. The sale is subject to the completion of a contingency period for inspections and investigations of the hotels.  If the hotels are not sold, the Company will attempt to extend or refinance this debt with GE or some other lender. If we are unable to extend or refinance this GE debt, we may be forced to sell the hotels on disadvantageous terms, or we could be compelled to file for reorganization.

On November 6, 2014, we sold a Super 8 in Terre Haute, Indiana (117 rooms) for gross sale proceeds of $1.9 million. Net proceeds were used to reduce the debt with GE.

Our credit facilities with Great Western Bank require us to maintain a consolidated leverage ratio (as defined in the loan agreement) of 4.25:1 or less. As of September 30, 2014, our consolidated leverage ratio (as defined in the loan agreement) was 4.30:1. On November 12, 2014, the Company received a waiver for non-compliance with this covenant as of September 30, 2014. The Company currently anticipates that it will not be compliant with respect to this covenant as of December 31, 2014.  In the event the Company is not in compliance with this covenant, the Company will seek a waiver from the lender.  Although the Company has received waivers from lenders in the past with respect to covenants, there is no assurance that the Company would be successful in obtaining waivers in the future.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  Results for the three and nine months ended September 30,  2014 are not necessarily indicative of results that may be attained in the future.

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

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of September 30,  2014 we owned 59 hotels in 20 states.  Our hotels operate under several national and independent brands.

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

Overview of Discontinued Operations

The condensed consolidated statements of operations for the three and nine months ended September 30,  2014 and 2013 include the results of operations for the twelve hotels classified as held for sale at September 30,  2014, as well as all properties that have been sold during 2014  and prior years in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operations.

The assets held for sale at September 30,  2014 and 2013 are separately disclosed in the Condensed Consolidated Balance Sheets.  Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made.  While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all.  We believe that all our held for sale assets as of September 30,  2014 remain properly classified in accordance with ASC 205-20.

Where the carrying value of an asset held for sale exceeded the estimated fair value, net of selling costs, we reduced the carrying value and recorded an impairment charge.    During the three months ended September 30, 2014, Level 3 inputs were used to determine non-cash impairment losses of $1.0 million on six hotels held for sale. Negligible recovery of previously recorded impairment loss was taken on two hotels at the time of sale. During the nine months ended September 30, 2014, Level 3 inputs were used to determine non-cash impairment losses of $2.0 million on six hotels held for sale. The Company recorded $0.4 million of recovery on previously recorded impairment on one hotel held for sale. Impairment of $0.3 million was taken on three properties sold, and recovery of previously recorded impairment of $0.4 million was taken on three properties sold.

During the three months ended September 30, 2013, impairment of $0.2 million was taken on a hotel held for sale. There was negligible impairment of one property subsequently sold and recovery of $0.1 million on four properties sold and subsequently sold.  During the nine months ended September 30, 2013, Level 3 inputs were used to determine non-cash impairment losses of $0.7 million on one property held for sale and $1.0 million on eight properties sold. Recovery of $0.3 million was taken on eight properties sold.

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

General

The discussion that follows is based primarily on the condensed consolidated financial statements of the three and nine months ended September 30,  2014 and 2013, and should be read along with the condensed consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s  59 and 71 hotels as of September

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

30,  2014 and 2013, respectively. There were 47 hotels in continuing operations at September 30, 2014.

Results of Operations

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013

Operating results are summarized as follows (in thousands):

	Three months ended			Three months ended
	September 30, 2014			September 30, 2013			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$16,902	$3,664	$20,566	$15,619	$6,063	$21,682	$1,283
Hotel and property
operations expenses	(12,009)	(2,841)	(14,850)	(11,436)	(4,736)	(16,172)	(573)
Interest expense	(1,774)	(259)	(2,033)	(1,454)	(508)	(1,962)	(320)
Loss on debt extinguishment	(37)	(120)	(157)	(43)	(123)	(166)	6
Depreciation and amortization	(1,624)	0	(1,624)	(1,554)	(195)	(1,749)	(70)
General and administrative	(912)	0	(912)	(946)	0	(946)	34
Acquisition and
termination expense	0	0	0	(679)	0	(679)	679
Net gain (loss) on
dispositions of assets	63	2,105	2,168	(9)	374	365	72
Derivative gain (loss)	(4,615)	0	(4,615)	2,674	0	2,674	(7,289)
Other income (loss)	(12)	0	(12)	(3)	0	(3)	(9)
Impairment loss	0	(921)	(921)	(165)	(98)	(263)	165
Terminated equity transactions	(11)	0	(11)	(1,082)	0	(1,082)	1,071
Net income (loss)	$(4,029)	$1,628	$(2,401)	$922	$777	$1,699	$(4,951)

Occupancy for the same store portfolio rose 6.6% from the prior year, while average daily rate (“ADR”) rose 1.6%.  The overall result was an 8.3%  increase in revenue per available room (“RevPAR”).   The following factors contributed to the favorable variance. Our recently rebranded properties have become more stable and established in their markets, contributing an additional $0.5 million in revenue over the third quarter of 2013. Two of our hotels that had suffered in the Washington DC market’s downturn are recovering, due to both the improving Washington DC market and the recent property management changes and capital investment, contributing an additional $0.6 million in revenue over the corresponding prior period. Revenue improvements at properties in the midwest are largely driven by increased business from construction and special projects.  Results for our same store portfolio are presented below under “Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy”.

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended September 30,  2014 increased 8.2%  compared to the same period in 2013.

During the third quarter of 2014,  hotel and property operations expenses from continuing operations increased $0.6 million compared to the third quarter of 2013. Payroll, utilities, franchise related expenses and management fees rose as expected with increased occupancy. The increase was partially offset by a decrease in the cost of room supplies, due to the prior year’s linen upgrades.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

There was an increase in interest expense in the same store portfolio of approximately $0.3 million, caused by the increased interest rate on debt refinanced in the fourth quarter of 2013 and increased amortization of deferred finance costs associated with that refinancing and GE loan modifications during 2014.   Depreciation and amortization expense from continuing operations increased $0.1 million for the third quarter of 2014 compared with 2013.  The general and administrative expense for the 2014 third quarter decreased due to the impact of fewer employees partially offset by higher director and officer insurance expense.

Derivative gain (loss)

The change in derivative gain (loss) is a result of the change in fair value of the derivative liabilities for the quarter ended September 30, 2014 compared to the quarter ended September 30,  2013. The fair value of the derivative liabilities increased by an aggregate of $4.6 million and decreased by an aggregate of $2.7 million during the third quarter of 2014 and 2013, respectively.  The increase in fair value in the third quarter of 2014,  and the decrease in the third quarter of 2013, which created a  derivative loss and a derivative gain on the income statement, respectively, is due to changes in the common stock price. These changes in fair value are recorded as derivative gain (loss).

Impairment loss

For the third quarter of 2014, impairment charges of $1.0 million were recorded on six held for sale hotels. Negligible recovery of previously recorded impairment was taken on two hotels at the time of sale. Recovery of previously recorded impairment was taken on one hotel held for use in the amount of $0.1 million. For the third quarter of 2013, we recorded impairment charges of $0.2 million on one hotel classified as held for sale. There was impairment of $0.2 million recorded on one held for use hotel. Negligible impairment was taken against one hotel sold. $0.1 million of recovery of previously recorded impairment loss was taken on four hotels sold.

Dispositions

In the third quarter of 2014, four properties were sold. There was a gain of $2.1 million on two of the properties. Five hotels were sold in the third quarter of 2013. Of these, two hotels had a combined gain of $0.4 million.

Income tax

At September 30, 2014 and 2013,  a full valuation allowance was recorded against the deferred tax asset due to the uncertainty of realization because of historical operating losses. Due to the full deferred tax valuation allowance, no income tax expense or benefit was recorded for the quarters ended September 30, 2014 and 2013.

Management believes the federal and state income tax rate for the TRS Lessee will be approximately 38%. The income tax benefit /expense will vary based on the taxable earnings or loss of the TRS Lessee, a C corporation.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

Operating results are summarized as follows (in thousands):

	Nine months ended			Nine months ended
	September 30, 2014			September 30, 2013			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$44,251	$12,651	$56,902	$41,789	$20,474	$62,263	$2,462
Hotel and property
operations expenses	(32,933)	(9,944)	(42,877)	(32,146)	(16,856)	(49,002)	(787)
Interest expense	(5,321)	(1,059)	(6,380)	(4,124)	(2,285)	(6,409)	(1,197)
Loss on debt extinguishment	(141)	(120)	(261)	(250)	(687)	(937)	109
Depreciation and amortization	(4,844)	(112)	(4,956)	(4,676)	(875)	(5,551)	(168)
General and administrative	(2,989)	0	(2,989)	(2,986)	0	(2,986)	(3)
Acquisition and
termination expense	0	0	0	(728)	0	(728)	728
Net gain (loss)
on dispositions of assets	36	2,740	2,776	(46)	1,708	1,662	82
Derivative gain (loss)	(14,218)	0	(14,218)	4,494	0	4,494	(18,712)
Other income (loss)	113	0	113	11	0	11	102
Impairment loss	119	(1,517)	(1,398)	(171)	(1,552)	(1,723)	290
Equity offering expense	(76)	0	(76)	(1,082)	0	(1,082)	1,006
Income tax (expense) benefit	0	0	0	0	0	0	0
Net income (loss)	$(16,003)	$2,639	$(13,364)	$85	$(73)	$12	$(16,088)

Occupancy for the same store portfolio rose 5.3% from the prior year, while ADR improved by 0.5%.  The overall result was a 5.8%  rise in RevPAR. The following factors contributed to the improved results. Our recently rebranded properties become more stable and established in their markets, contributing an additional $0.5 million in revenue over the nine months ending 2013. Two of our hotels that had suffered in the Washington DC market’s downturn are recovering, due to both the improving Washington D.C. market and the recent property management changes and capital investment, contributing an additional $0.6 million in revenue over the corresponding prior period. Revenue improvements at properties in the midwest are largely driven by increased business from construction and special projects. Results for our same store portfolio are presented below under “Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy”.

Revenues and Operating Expenses

Revenues from continuing operations for the nine months ended September 30, 2014, increased 5.9% compared to the same period in 2013.

During the nine months ended September 30, 2014, hotel and property operations expenses from continuing operations increased $0.8 million or 2.4 % compared with the third quarter of 2013.  Payroll, utilities, franchise related expenses and management fees rose as expected with increased occupancy. The increase was partially offset by a decrease in the cost of room supplies, due to the prior year’s linen upgrades.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

There was an increase in interest expense in the same store portfolio of approximately $1.1 million, caused by new borrowings at higher interest rates, as well as the increased balance on the revolving line of credit with Great Western Bank. Depreciation and amortization expense from continuing operations increased by $0.2 million, for the nine months ended September 30, 2014 compared to the year ago period. This was primarily due to the

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

reclassification of a hotel from held for sale to held for use in the fourth quarter of 2013.  The general and administrative expense for the same period was significantly impacted by the increased cost of Director and Officer insurance, but this was mostly offset by decreased salary expense from fewer employees.

Derivative gain (loss)

The change in derivative gain (loss) is a result of the change in fair value of the derivative liabilities for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The fair value of the derivative liabilities increased by an aggregate of $14.2 million and decreased by an aggregate of $4.5 million during the first nine months of 2014 and 2013, respectively. These changes in fair value are recorded as derivative gain (loss).  The increase in fair value in the nine months ended September 30, 2014 is due to the change in exercise price of the related warrants adjusted downward from $9.60 to $1.92, and to a change in the conversion price of the Series C Preferred Stock from $8.00 to $1.60, the public offering price of the common stock in the Company’s subscription rights offering concluded on June 6, 2014.

Impairment loss

During the nine months ended September 30, 2014, impairment charges of $2.0 million were recognized on six hotels held for sale. $0.1  million of recovery of previously recorded impairment loss was recorded on a hotel reclassified as held for use. $0.3 million of impairment was recognized on three sold hotels, and $0.4 million of recovery was taken on three hotels at the time of sale. During the nine months ended September 30, 2013, Level 3 inputs were used to determine non-cash impairment losses of $0.7 million on one property held for sale and $1.0 million on eight properties sold. Recovery of $0.2 million was taken on five properties sold. Impairment of $0.2 million was recorded on one hotel held for use.

Dispositions

During the nine months ended September 30, 2014, ten hotels were sold. Gains of approximately $2.7 million were recognized on four of the hotels. During the nine months ended September 30, 2013, the Company sold its interests in fifteen hotels, recognizing gains of approximately $1.7 million on five properties.

Income tax

At September 30, 2014 and 2013, a full valuation allowance was recorded against the deferred tax asset due to the uncertainty of realization because of historical operating losses. Due to the full deferred tax valuation allowance, no income tax expense or benefit was recorded for the nine months ended September 30, 2014.

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

Our business requires continued access to adequate capital to fund our liquidity needs.    In February 2012, the Company issued 3.0 million shares of Series C convertible preferred stock to Real Estate Strategies, L.P. (“RES”) which provided $28.6 million of net proceeds.  The Company agreed to use $25 million to pursue hotel acquisitions. We have used $6.6 million to purchase a hotel and remain committed to use $18.4 million for hospitality acquisitions.  As of September 30, 2014, we have used $9.1 million for debt repayment and $3.7 million for operational funds from the proceeds committed to hotel acquisitions. There are no contractual restrictions or penalties related to the use of these funds for purposes other than acquisitions. The Company is obligated to replace these funds promptly as it has the ability to do so. The Company is exploring opportunities to satisfy its long term liquidity needs as well as replenish the acquisitions fund. There can be no assurance that the Company will be able to obtain the funding to replace these funds.

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

The Company has significant indebtedness maturing during 2014, consisting primarily of a $14.2 million mortgage loan with GE Franchise Finance Commercial LLC (“GE”).  On October 18, 2014, the Company agreed to sell four hotels which collateralize borrowings from GE for a total purchase price of $15.15 million.  All of the GE loans are cross collateralized and the 17 assets securing the loans outstanding at September 30, 2014 are treated as a pool. If the four assets currently under contract are sold, the Company believes that the net proceeds from the sale of these hotels will be sufficient to satisfy the debt with GE that matures in December 2014. The sale is subject to the completion of a contingency period for inspections and investigations of the hotels. If the hotels are not sold, the Company will attempt to extend or refinance this debt with GE. If we are unable to refinance this debt with GE, we may be forced to sell the hotels on disadvantageous terms, or we could be compelled to file for reorganization. If we are not successful in negotiating the refinancing of this debt or finding alternate sources of financing, we will be unable to meet the Company’s near-term liquidity requirements.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

In the near-term, the Company’s cash flow from operations is not projected to be sufficient to meet all of our liquidity needs. In response, management has identified non-core assets in our portfolio to be liquidated over a one to ten year period. Among the criteria for determining properties to be sold was the potential upside when hotel fundamentals return to stabilized levels. The 12 properties held for sale as of September 30,  2014 were determined to be less likely to participate in increased cash flow levels when markets do improve. As such, we expect these dispositions to help us (1) preserve cash, through potential disposition of properties with current or projected negative cash flow and/or other potential near-term cash outlay requirements (including debt maturities) and (2) generate cash, through the potential disposition of strategically identified non-core assets that we believe have equity value above debt.

We are actively marketing the 12 properties held for sale, which we anticipate will result in the elimination of an estimated  $16.2 million of debt. However, some of these hotels’ markets have experienced a  decrease in expected pricing. We may be unable to complete the disposition of identified properties in a manner that would generate cash flow in line with management’s estimates as noted above. Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates. In light of the current economic conditions, we cannot predict:

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

Over the past year average hotel market metrics have improved.  The improvement had been initially in the top ten markets, with the secondary and tertiary markets, where many of our hotels are concentrated, lagging. However, in the last few months, we have seen some improvement in these market metrics as well.  We have made progress in reducing our debt and divesting ourselves of some of the non-core hotels, but because of our challenged cash position, certain of the remaining hotels have not been recently renovated, and as a result we have not kept pace with contemporary standards.  In addition, in 2013 we experienced rebranding at four hotels to brands lower in the chain scale that charge lower daily rates and require new reservation systems which will take time to stabilize.  With our markets’ slow recovery and the impact of reflagging, our operating cash flow has continued to be insufficient to cover capital requirements, debt service and dividends.  To date we have relied upon proceeds from sales of our non-core hotels,  proceeds from our Preferred C offering and proceeds from the subscription rights offering to cover these shortfalls.

At September 30,  2014, available cash was $0.5 million and the Company’s available borrowing capacity on the Great Western Bank revolver was $4.9 million. Hotel revenues and operating results are greater in the second and third quarters than in the first and fourth quarters.  As a result, we may have to enter into short-term borrowings in our first and fourth quarters in order to offset these fluctuations in revenues.  There is no assurance that we will be successful in obtaining such short-term borrowings. As noted above, at September 30, 2014, cash flows from operations, the Great Western Bank revolver and the sources identified above are not expected to be sufficient to meet both short term and long term liquidity requirements.

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

Short term outflows include monthly operating expenses, estimated debt service (which includes interest and amortizing principal) for the remainder of 2014 of $2.0 million, $14.2 million of debt with GE that matures in December 2014, and, if declared, the payment of dividends on Series A and Series B preferred stock, and Series C convertible preferred stock. Our long-term liquidity requirements consist primarily of the costs of renovations and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties, and funds for acquisitions.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

We have budgeted $6.0 million for capital improvements on our existing hotels during 2014. The increase in capital expenditures is a result of complying with brand mandated improvements originally due for completion in 2014 and initiating additional projects that we believed would generate a return on investment. To conserve cash we have deferred some of the planned projects in 2014. The Company spent $2.2 million in the first nine months of 2014 on capital improvements and plans to spend an additional $1.5 million for the last three months of 2014 for a total of $3.7 million. The capital expenditures that were deferred were related primarily to the brand mandated improvements; the brands have agreed to defer the majority of these projects to 2015 with a few projects deferred to 2016 and 2017.

In addition, management has identified noncore assets in our portfolio to be liquidated over a one to ten year period. We project that proceeds from anticipated property sales for the remainder of 2014, net of expenses and debt repayment, of $7.2 million will be available for the Company’s cash needs. We project that our operating cash flow, Great Western Bank revolver and, if realized, the sources identified above will be sufficient to satisfy all of our liquidity and other capital needs for the balance of 2014.

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

Financing

Subscription Rights Offering

The Company concluded a subscription rights offering on June 6, 2014.  Each subscription right entitled its holder to purchase one share of common stock of the Company for $1.60 per share.  Subscription rights to purchase 1,787,204 shares of common stock were exercised for $2,859,526, of which $2,000,000 was paid by conversion of a loan owed by the Company to RES.  The Company incurred issuance costs of $217,852.

Debt Repayments

At September 30, 2014, the Company had long-term debt of $81.0 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 2.2 years and a weighted average interest rate of 6.4%.  The weighted average fixed rate was 6.5%, and the weighted average variable rate was 3.7%.  Debt is classified as held for use if the properties collateralizing it are included in continuing operations.  Debt is classified as held for sale if the properties collateralizing it are included in discontinued operations.  Debt associated with assets held for sale is classified in the table below as due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year.  Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2014 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Held For Sale	Held For Use	TOTAL
Remainder of 2014	$16,235	$660	$16,895
2015	0	30,266	30,266
2016	0	4,510	4,510
2017	0	42,678	42,678
2018	0	2,857	2,857
Thereafter	0	0	0
	$16,235	$80,971	$97,206

At September 30, 2014, the Company had $16.9 million of principal due in 2014; of this amount, $16.2 million is related to the debt associated with assets held for sale. Included in the $16.2 million is the $14.2 million of GE debt maturing in December of 2014. The approximate $0.7 million classified as held for use in the table above is the principal amortization on mortgage loans for the remainder of 2014.

On October 18, 2014, the Company agreed to sell four hotels which collateralize borrowings from GE for a total purchase price of $15.15 million.  All of the GE loans are cross collateralized and the 17 assets securing the loans outstanding at September 30, 2014 are treated as a pool. If the four assets currently under contract are sold, the Company believes that the net proceeds from the sale of these hotels will be sufficient to satisfy the debt with GE that matures in December 2014. The sale is subject to the completion of a contingency period for inspections and investigations of the hotels.  If the hotels are not sold, the Company will attempt to extend or refinance this debt with GE or some other lender. If we are unable to extend or refinance this GE debt, we may be forced to sell the hotels on disadvantageous terms, or we could be compelled to file for reorganization.

Financial Covenants

The key financial covenants for certain of our loan agreements and compliance calculations as of September 30,  2014 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement).  As of September 30, 2014, we were either in compliance with our financial covenants or obtained waivers for non-compliance (as discussed below).  As a result, as of September 30, 2014, we are not in default of any of our loans.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	September 30,	September 30,
Great Western Bank Covenants	2014	2014
Consolidated debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(14,729)
Net adjustments per loan agreement		30,190
Adjusted NOI per loan agreement (A)		$15,461

Interest expense per financial statements -
continuing operations		6,944
Interest expense per financial statements -
discontinued operations		1,790
Total interest expense per financial statements		$8,734

Net adjustments per loan agreement		1,552
Debt service per loan agreement (B)		$10,286

Consolidated debt service coverage ratio		1.50 : 1
* Calculations based on prior four quarters

(Dollars in thousands)	September 30,	September 30,
Great Western Bank Covenants	2014	2014
Loan-specific debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.20:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(14,729)
Net adjustments per loan agreement		16,530
Adjusted NOI per loan agreement (A)		$1,801

Interest expense per financial statements -
continuing operations		6,944
Interest expense per financial statements -
discontinued operations		1,790
Total interest expense per financial statements		$8,734

Net adjustments per loan agreement		(7,659)
Debt service per loan agreement (B)		$1,075

Loan-specific debt service coverage ratio		1.68 : 1
* Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	September 30,	September 30,
Great Western Bank Covenants	2014	2014
Consolidated leverage ratio	Requirement	Calculation
calculated as follows:	≤ 4.25
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements
and loan agreement (A)		$127,582

Total assets per financial statements		157,222
Total liabilities per financial statements		127,582
Tangible net worth per loan agreement (B)		$29,640

Consolidated Leverage Ratio		4.30

The credit facilities with Great Western Bank also require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, and that we not pay dividends in excess of 75% of our funds from operations per year. The credit facilities currently consist of a $12.5 million revolving credit facility and a  term loan in the original principal amount of $7.5 million. The credit facilities provide for $12.5 million of availability under the revolving credit facility, subject to the limitation that the loans available to us through the revolving credit facility and remaining term loan may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20 to 1.    After the remaining term loan is repaid, the $12.5 million of availability under the revolving credit facility will be reduced by the amount of net proceeds from sales of hotels encumbered by Great Western Bank.  At September 30, 2014, the revolving credit facility was fully available and the outstanding balance was $7.6 million.

On August 1, 2014, our credit facilities with Great Western Bank were amended to, among other things, extend the maturity date of the revolving credit facility from August 30, 2014 to June 30, 2015, reduce the interest rate on the revolving credit facility from 4.95% to 4.50% and provide for the application of net proceeds of certain hotels to the loans under the credit facilities.

Our credit facilities with Great Western Bank require us to maintain a consolidated leverage ratio (as defined in the loan agreement) of 4.25:1 or less. As of September 30, 2014, our consolidated leverage ratio (as defined in the loan agreement) was 4.30:1. On November 12, 2014, the Company received a waiver for non-compliance with this covenant as of September 30, 2014.  The Company currently anticipates that it will not be compliant with respect to this covenant as of December 31, 2014.  In the event the Company is not in compliance with this covenant, the Company will seek a waiver from the lender.  Although the Company has received waivers from lenders in the past with respect to covenants, there is no assurance that the Company would be successful in obtaining waivers in the future.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	September 30,	September 30,
GE Covenants	2014	2014
Loan-specific fixed charge coverage ratio	Requirement	Calculation
calculated as follows: *	≥ 1.15:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(14,729)
Net adjustments per loan agreement		19,396
Adjusted EBITDA per loan agreement (A)		$4,667

Interest expense per financial statements -
continuing operations		6,944
Interest expense per financial statements -
discontinued operations		1,790
Total interest expense per financial statements		$8,734

Net adjustments per loan agreement		(5,031)
Fixed charges per loan agreement (B)		$3,703
Loan-specific fixed charge coverage ratio		1.26 : 1
* Calculations based on prior four quarters

(Dollars in thousands)	September 30,	September 30,
GE Covenants	2014	2014
Loan-specific loan to value ratio	Requirement	Calculation
calculated as follows:	≤ 70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$30,381

Value (B)		$47,740

Loan-specific loan to value ratio		63.6%

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	September 30,	September 30,
GE Covenants	2014	2014
Before dividend consolidated fixed charge	Requirement	Calculation
coverage ratio calculated as follows: *	≥ 0.75:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(14,729)
Net adjustments per loan agreement		25,850
Adjusted EBITDA per loan agreement (A)		$11,121

Interest expense per financial statements -
continuing operations		6,944
Interest expense per financial statements -
discontinued operations		1,790
Total interest expense per financial statements		$8,734

Net adjustments per loan agreement		1,239
Fixed charges per loan agreement (B)		$9,973
Before dividend consolidated fixed charge coverage ratio		1.12:1
* Calculations based on prior four quarters

(Dollars in thousands)	September 30,	September 30,
GE Covenants	2014	2014
After dividend consolidated fixed charge	Requirement	Calculation
coverage ratio calculated as follows: *	≥ 0.70:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(14,729)
Net adjustments per loan agreement		25,850
Adjusted EBITDA per loan agreement (A)		$11,121

Interest expense per financial statements -
continuing operations		6,944
Interest expense per financial statements -
discontinued operations		1,790
Total interest expense per financial statements		$8,734

Net adjustments per loan agreement		1,346
Fixed charges per loan agreement (B)		$10,080
After dividend consolidated fixed charge coverage ratio		1.10:1
* Calculations based on prior four quarters

The financial covenants under our loan facilities with GE require that, through the term of the loans, we maintain: (a) a minimum before dividend fixed charge coverage ratio (FCCR) with respect to our GE-encumbered properties (based on a rolling 12-month period) of 1.15:1 as of September 30, 2014, which requirement increases to 1.20:1 as of December 31, 2014; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 70% as of September 30, 2014, which requirement decreases to 60% as of December 31, 2014; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 0.75:1 as of September 30, 2014, which

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

requirement increases to 1.00:1 as of December 31, 2014; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 0.70:1 as of September 30, 2014, which requirement increases to 1.00:1 as of December 31, 2014.

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

A summary of the Company’s long term debt as of September 30,  2014 is as follows (dollars in thousands):

		Interest
Fixed Rate Debt	Balance	Rate	Maturity

Lender
Great Western Bank	$7,614	4.50%	6/2015
GE Franchise Finance Commercial LLC	14,195	7.17%	12/2014
Citigroup Global Markets Realty Corp	11,974	5.97%	11/2015
Great Western Bank	1,452	5.00%	6/2015
Trevian Capital	8,300	12.50%	6/2015
Elkhorn Valley Bank	2,629	5.50%	6/2016
GE Franchise Finance Commercial LLC	11,459	7.17%	2/2017
Cantor	5,963	4.25%	11/2017
Morgan Stanley	28,893	5.83%	12/2017
Total fixed rate debt	$92,479

Variable Rate Debt

Lender
GE Franchise Finance Commercial LLC	4,727	3.73%	2/2018
Total variable rate debt	$4,727

Subtotal debt	97,206

Less: debt associated with hotel properties held for sale	16,235

Total long-term debt	$80,971

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

Hotels Sold

On March 10, 2014 the Company sold a Super 8 in Shawano, Wisconsin (55 rooms) for gross sale proceeds of $1.1 million. Net proceeds were used to pay off the associated loan and reduce the balance of the revolving credit facility with Great Western Bank.

On April 24, 2014, the Company sold a Baymont Inn in Brooks, Kentucky (65 rooms) for gross sale proceeds of $1.7 million.  Net proceeds were used to pay down debt with GE.

On May 6, 2014, the Company sold a Super 8 in Omaha, Nebraska (West Dodge) (101 rooms) for gross sale proceeds of $1.6 million.  Net proceeds were used to pay down the associated term loan with Great Western Bank.

On June 4, 2014, the Company sold a Super 8 in Boise, Idaho (108 rooms) for gross sale proceeds of $2.8 million.  Net proceeds were used to pay down the associated debt with GE.

On June 11, 2014, the Company sold a Super 8 in Clarinda, Iowa (40 rooms) for gross sale proceeds of $1.7 million.  Net proceeds were used to pay down the associated debt with Great Western Bank.

On June 23, 2014, the Company sold a Super 8 in Norfolk, Nebraska (64 rooms) for gross sale proceeds of $1.4 million.  Net proceeds were used to pay down the associated debt with First State Bank.

On July 15, 2014, the Company sold a Savannah Suites in Jonesboro, Georgia (172 rooms) for gross sale proceeds of $1.4 million. Net proceeds were used to pay down debt with GE.

On August 21, 2014, the Company sold a Savannah Suites in Stone Mountain, Georgia (140 rooms) for gross sale proceeds of $1.5 million. Net proceeds were used to pay down debt with GE.

On September 19, 2014, the Company sold a Super 8 in Moberly, Missouri (60 rooms) for gross sale proceeds of $1.7 million.  Net proceeds were used to pay down the associated debt with Great Western Bank.

On September 30, 2014, the Company sold a Super 8 in Omaha, Nebraska (“M” Street) (116 rooms) for gross sale proceeds of $1.9 million. Net proceeds were used to pay down the associated debt with Great Western Bank.

On October 15, 2014, the Company sold a Days Inn in Sioux Falls, South Dakota (Empire) (79 rooms) for gross proceeds of $2.4 million. Net proceeds were used to reduce the debt with GE.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

On October 17, 2014, the Company sold an unencumbered Days Inn in Shreveport, Louisiana (148 rooms) for gross sale proceeds of $1.3 million. Net proceeds were used to reduce the balance of the revolving credit facility with Great Western Bank.

On November 6, 2014, we sold a Super 8 in Terre Haute, Indiana (117 rooms) for gross sale proceeds of $1.9 million. Net proceeds were used to reduce the debt with GE.

Contractual Commitments

Below is a summary of certain obligations that will require capital as of September 30,  2014 (in thousands):

		Payments Due by Period
		Remainder			More than
Contractual Obligations	Total	of Year 1	Years 2-3	Years 4-5	5 years
Long-term debt including interest	$91,423	$1,957	$41,929	$47,537	$0
Land leases	4,307	57	444	124	3,682
Total contractual obligations	$95,730	$2,014	$42,373	$47,661	$3,682

The column titled “Remainder of Year 1” represents payments due for the balance of 2014.  Long-term debt includes debt on properties classified in continuing operations.  The debt related to properties held for sale (and expected to be sold in the next 12 months, with the respective debt paid) of $16.2 million is not included in the table above.

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

Nonfinancial assets

During the three months ended September 30, 2014, Level 3 inputs were used to determine non-cash impairment losses of $1.0 million on six hotels held for sale. Negligible recovery of previously recorded impairment loss was taken on two hotels at the time of sale. During the nine months ended September 30, 2014, Level 3 inputs were used to determine non-cash impairment losses of $2.0 million on six hotels held for sale. The Company recorded $0.4 million of recovery on previously recorded impairment on one hotel held for sale. Impairment of $0.3 million was taken on three properties sold, and recovery of previously recorded impairment of $0.4 million was taken on three properties sold. $0.1 million of recovery was recorded on one hotel held for use.

During the three months ended September 30, 2013, impairment of $0.2 million was taken on a hotel held for sale. There was negligible impairment of one property subsequently sold and recovery of $0.1 million on four properties sold. Impairment of $0.2 million was recorded on one hotel held for use. During the nine months ended September 30, 2013, Level 3 inputs were used to determine non-cash impairment losses of $0.7 million on one property held for sale and $1.0 million on eight properties sold. Recovery of $0.2 million was taken on five properties sold. Impairment of $0.2 million was recorded on one property held for use.

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

Financial instruments

As of September 30,  2014 and December 31, 2013, the fair value of the Series C convertible embedded derivative and the warrant derivative, were determined by the Monte Carlo simulation method.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

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

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis:

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Fair Value at
	September 30, 2014	Level 1	Level 2	Level 3
Series C preferred embedded derivative	13,574	$0	$0	$13,574
Warrant derivative	6,551	0	0	6,551
	$20,125	$0	$0	$20,125

	Fair Value at
	December 31, 2013	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$3,761	$0	$0	$3,761
Warrant derivative	2,146	0	0	2,146
	5,907	$0	$0	$5,907

There were no transfers between levels during the three and nine months ended September 30,  2014 and 2013.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized (gains) losses recorded in the Consolidated Statement of Operations in Derivative gain  (loss)  for each of the quarter and nine months ended September 30, 2014 (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months ended			Three months ended
	September 30, 2014			September 30, 2013
	Series C			Series C
	preferred			preferred
	embedded	Warrant		embedded	Warrant
	derivative	derivative	Total	derivative	derivative	Total
Fair value,
beginning of period	$10,297	$5,213	$15,510	$6,588	$7,527	$14,115
Net unrealized (gains)
losses on derivatives	3,277	1,338	4,615	(674)	(2,000)	(2,674)
Purchases and issuances	0	0	0	0	0	0
Sales and settlements,
included in
derivative gain (loss)	0	0	0	0	0	0
Gross transfers in	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0
Fair value, end of period	$13,574	$6,551	$20,125	$5,914	$5,527	$11,441

Changes in realized
(gains) losses, included
in income on
instruments held at
end of period	$0	$0	$0	$0	$0	$0
Changes in unrealized
(gains) losses, included
in income on
instruments held at
end of period	$3,277	$1,338	$4,615	$(674)	$(2,000)	$(2,674)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Nine months ended				Nine months ended
	September 30, 2014				September 30, 2013
	Series C		Convertible		Series C		Convertible
	preferred		loan		preferred		loan
	embedded	Warrant	embedded		embedded	Warrant	embedded
	derivative	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value,
beginning of period	$3,761	$2,146	$0	$5,907	$7,205	$8,730	$0	$15,935
Net unrealized (gains)
losses on derivatives	9,813	4,405	0	14,218	(1,291)	(3,203)	0	(4,494)
Purchases and issuances	0	0	151	151	0	0	0	0
Sales and settlements,
included in
derivative gain (loss)	0	0	(151)	(151)	0	0	0	0
Gross transfers in	0	0	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0	0	0
Fair value, end of period	$13,574	$6,551	$0	$20,125	$5,914	$5,527	$0	$11,441

Changes in realized (gains)
losses, included in income
on instruments held
at end of period	$0	$0	$0	$0	$0	$0	$0	$0
Changes in unrealized
(gains) losses, included in
income on instruments
held at end of period	$9,813	$4,405	$0	$14,218	$(1,291)	$(3,203)	$0	$(4,494)

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The carrying value and estimated fair value of the Company’s debt as of September 30,  2014,  and December 31, 2013 are presented in the table below (in thousands):

	Carrying Value		Estimated Fair Value
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013

Continuing operations	$80,971	$82,821	$82,175	$73,132
Discontinued operations	16,235	35,224	15,310	32,537
Total	$97,206	$118,045	$97,485	$105,669

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

A REIT will incur a 100% tax on the net gain derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We do not believe any of our hotels were held primarily for sale in the ordinary course of our trade or business. However, if the Internal Revenue Service would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

Off Balance Sheet Financing Transactions

We have not entered into any off balance sheet financing transactions.

Key Performance Indicators

Earnings Before Interest, Taxes, Depreciation, Amortization, Noncontrolling Interest and Preferred Stock Dividends

The Company’s Adjusted EBITDA for the three and nine months ended September 30,  2014 was  $4.8 million and $11.1 million, respectively.  The Company’s Adjusted EBITDA for the three and nine months ended September 30,  2013, was $4.6 million and $10.3 million, respectively.  Adjusted EBITDA is reconciled to net loss as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
RECONCILIATION OF NET
EARNINGS (LOSS) TO
ADJUSTED EBITDA
Net earnings (loss)
attributable to common shareholders	$(3,266)	$859	$(15,917)	$(2,500)
Interest expense,
including discontinued operations	2,033	1,962	6,380	6,409
Loss on debt extinguishment	157	166	261	937
Depreciation and amortization,
including discontinued operations	1,624	1,749	4,956	5,551
EBITDA	548	4,736	(4,320)	10,397
Noncontrolling interest	(3)	3	(19)	0
Net gain on disposition of assets	(2,168)	(365)	(2,776)	(1,662)
Impairment	921	263	1,398	1,723
Preferred stock dividends
declared and undeclared	868	837	2,572	2,512
Unrealized (gain) loss on derivatives	4,615	(2,674)	14,218	(4,494)
Gain on debt conversion	0	0	(88)	0
Acquisition and termination expense	0	679	0	728
Terminated equity transactions	11	1,082	76	1,082
ADJUSTED EBITDA	$4,792	$4,561	$11,061	$10,286

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

Funds from Operations

The Company’s funds from operations (“FFO”) for the three and nine months ended September 30,  2014 was $(2.9) million and $(12.3) million, respectively, representing a decrease of $5.4 million and $15.5 million from FFO reported for the three and nine months ended September 30,  2013.  The Company’s Adjusted FFO for the three and nine months ended September 30,  2014 was $1.7 million and $1.9 million, respectively, representing an increase of $0.1 million and $1.4 million from Adjusted FFO reported for the three and nine months ended September 30, 2013.

The weighted average number of shares outstanding for the calculation of FFO basic was 4,685,815 and 2,890,873 for the three months ended September 30,  2014 and 2013, respectively.    The weighted average number of shares outstanding for the calculation of Adjusted FFO diluted was 4,685,815 and 10,392,349 for the respective periods. FFO is reconciled to net loss as follows (in thousands except per share data):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months		Nine Months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
RECONCILIATION OF NET EARNINGS
(LOSS) TO FFO
Net earnings (loss) attributable
to common shareholders	$(3,266)	$859	$(15,917)	$(2,500)
Depreciation and amortization	1,624	1,749	4,956	5,551
Net (gain) loss on disposition of assets	(2,168)	(365)	(2,776)	(1,662)
Impairment	921	263	1,398	1,723
FFO available to common shareholders	$(2,889)	$2,506	$(12,339)	$3,112
Unrealized (gain) loss on derivatives	4,615	(2,674)	14,218	(4,494)
Gain on debt conversion	0	0	(88)	0
Acquisition and termination expense	0	679	0	728
Terminated equity transactions	11	1,082	76	1,082
Adjusted FFO	$1,737	$1,593	$1,867	$428

Numerator: diluted Adjusted FFO
Adjusted FFO attributable to
common shareholders-basic	$1,737	$1,593	$1,867	$428
Preferred C dividend	491	469	1,451	1,406
Convertible loan interest	0	0	85	0
Adjusted FFO attributable to
common shareholders-diluted	$2,228	$2,062	$3,403	$1,834

calculation of FFO per share - basic	4,686	2,891	3,630	2,889
calculation of FFO per share - diluted	4,686	10,392	3,630	10,391

Denominator:
Weighted average number
of common shares - basic Adjusted FFO	4,686	2,891	3,630	2,889
Restricted stock	1	1	7	2
Convertible loan	0	0	737	0
Preferred stock	18,750	3,750	9,904	3,750
Warrants	3,750	3,750	3,750	3,750
of common shares - diluted Adjusted FFO	27,187	10,392	18,028	10,391

FFO per share - basic	$(0.62)	$0.87	$(3.40)	$1.08
Adjusted FFO per share - basic	$0.37	$0.55	$0.51	$0.15
FFO per share - diluted	$(0.62)	$0.29	$(3.40)	$0.43
Adjusted FFO per share - diluted	$0.08	$0.20	$0.19	$0.18

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

Net Operating Income

NOI is one of the performance indicators the Company uses to assess and measure operating results. The Company believes that NOI is a useful additional measure of operating performance of its hotels because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense. NOI is also an important performance measure used along with revenue to determine the amount of the management fees paid by the Company to the operators of its hotels.

NOI is a non-GAAP measure, and is not necessarily indicative of available earnings and should not be considered an alternative to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes. NOI is reconciled to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Earnings Before Net Loss On
Dispositions of Assets, Other Income,
Interest Expense, and Income Taxes	$2,346	$(78)	$3,409	$171
Add back:
Termination cost / acquisition
and termination expense	11	1,761	76	1,810
General and administrative	912	946	2,989	2,986
Depreciation and amortization	1,624	1,554	4,844	4,676
Hotel operating revenue - discontinued	3,664	6,063	12,651	20,474
Hotel operating expenses - discontinued	(2,841)	(4,736)	(9,944)	(16,856)
Other expenses *	2,243	2,321	6,037	6,955
NOI	$7,959	$7,831	$20,062	$20,216

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

POI from continuing operations is reconciled to net loss as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
RECONCILIATION OF NET LOSS FROM	2014	2013	2014	2013
CONTINUING OPERATIONS TO POI
FROM CONTINUING OPERATIONS
Net earnings (loss)
from continuing operations	$(4,029)	$922	$(16,003)	$85
Depreciation and amortization	1,624	1,554	4,844	4,676
Net loss on disposition of assets	(63)	9	(36)	46
Derivative (gain) loss	4,615	(2,674)	14,218	(4,494)
Other (income) expense	12	3	(113)	(11)
Interest expense	1,774	1,454	5,321	4,124
Loss on debt extinguishment	37	43	141	250
General and administrative expense	912	946	2,989	2,986
Acquisition and termination expense	0	679	0	728
Equity offering expense	11	1,082	76	1,082
Impairment expense	0	165	(119)	171
POI - continuing operations	$4,893	$4,183	$11,318	$9,643

POI from discontinued operations is reconciled to loss from discontinued operations, net of tax, as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Gain (loss) from discontinued operations	$1,628	$777	$2,639	$(73)
Depreciation and amortization
from discontinued operations	0	195	112	875
Net gain on disposition of assets
from discontinued operations	(2,105)	(374)	(2,740)	(1,708)
Interest expense from discontinued operations	259	508	1,059	2,285
Loss on debt extinguishment	120	123	120	687
Impairment losses from discontinued operations	921	98	1,517	1,552
POI - discontinued operations	$823	$1,327	$2,707	$3,618

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and occupancy, by region, for the three months ended September 30,  2014 and 2013, respectively, on a same store basis.  The comparisons of same store operations (excluding held for sale hotels) are for 47 hotels owned as of July 1, 2013.  Same store calculations exclude 12 properties which are held for sale as well as properties which have been sold.

	Three months ended September 30, 2014				Three months ended September 30, 2013
	Room				Room
Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Mountain	106	$59.68	87.3%	$68.38	106	$51.43	79.4%	$64.75
West North Central	1,150	41.10	73.3%	56.05	1,150	38.57	71.1%	54.26
East North Central	723	55.29	74.2%	74.48	723	56.02	75.1%	74.60
Middle Atlantic	142	47.56	75.4%	63.11	142	48.22	76.2%	63.31
South Atlantic	1,097	51.67	68.2%	75.76	1,097	43.99	58.6%	75.06
East South Central	364	45.97	66.8%	68.84	364	42.72	65.6%	65.08
West South Central	176	24.26	65.9%	36.84	176	19.40	48.8%	39.75
Total Same Store	3,758	$47.36	71.5%	$66.26	3,758	$43.74	67.1%	$65.21

Total Continuing Operations	3,758	$47.36	71.5%	$66.26	3,758	$43.74	67.1%	$65.21

States included in the Regions
Mountain	Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Maryland, North Carolina,
	Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Louisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and occupancy, by franchise affiliation, for the three months ended September 30,  2014 and 2013, were as follows:

		Three months ended September 30, 2014				Three months ended September 30, 2013
		Room				Room
Brand		Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Select Service
Upscale
Hilton Garden Inn		100	$87.53	74.7%	$117.19	100	$80.77	66.6%	$121.36
Total Upscale		100	$87.53	74.7%	$117.19	100	$80.77	66.6%	$121.36
Upper Midscale
Comfort Inn / Suites		1,298	55.51	72.0%	77.14	1,298	52.45	69.6%	75.37
Clarion		59	28.47	46.9%	60.72	59	32.73	53.8%	60.84
Total Upper Midscale		1,357	$54.33	70.9%	$76.67	1,357	$51.60	68.9%	$74.88
Midscale
Sleep Inn		90	34.78	55.8%	62.29	90	32.88	53.2%	61.84
Quality Inn		122	51.82	65.4%	79.26	122	44.91	56.4%	79.66
Total Midscale		212	$44.58	61.3%	$72.70	212	$39.80	55.0%	$72.35
Economy
Days Inn		642	37.86	71.3%	53.13	642	32.96	60.4%	54.55
Super 8		1,246	42.68	76.0%	56.17	1,246	39.29	73.3%	53.59
Other Economy (1)		201	42.67	57.6%	74.05	201	38.53	50.3%	76.62
Total Economy		2,089	$41.20	72.8%	$56.62	2,089	$37.27	67.1%	$55.51

Total Same Store		3,758	$47.36	71.5%	$66.26	3,758	$43.74	67.1%	$65.21

Total Continuing Operations		3,758	$47.36	71.5%	$66.26	3,758	$43.74	67.1%	$65.21

	1		Includes Rodeway Inn and Independent Brands

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The following table presents our RevPAR, ADR, and occupancy, by region, for the nine months ended September 30, 2014 and 2013, respectively, on a same store basis. The comparisons of same store operations (excluding held for sale hotels) are for 47 hotels owned as of January 1, 2013. Same store calculations exclude 12 properties which are held for sale as well as properties which have been sold.

	Nine months ended September 30, 2014				Nine months ended September 30, 2013
	Room				Room
Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Mountain	106	$46.56	75.9%	$61.34	106	$43.31	73.9%	$58.61
West North Central	1,150	35.64	65.9%	54.07	1,150	34.21	64.3%	53.21
East North Central	723	46.51	66.1%	70.36	723	45.03	65.0%	69.23
Middle Atlantic	142	43.07	71.3%	60.41	142	43.25	70.5%	61.39
South Atlantic	1,097	47.70	63.8%	74.83	1,097	44.25	58.7%	75.43
East South Central	364	40.32	60.6%	66.50	364	37.08	57.5%	64.48
West South Central	176	22.00	59.3%	37.10	176	18.24	44.3%	41.20
Total Same Store	3,758	$41.65	65.0%	$64.10	3,758	$39.35	61.7%	$63.77

Total Continuing Operations	3,758	$41.65	65.0%	$64.10	3,758	$39.35	61.7%	$63.77

States included in the Regions

MountainIdaho and Montana

West North CentralIowa, Kansas, Missouri and Nebraska

East North CentralIndiana and Wisconsin

Middle AtlanticPennsylvania

South AtlanticFlorida, Maryland, North Carolina, Virginia and West Virginia

East South CentralKentucky and Tennessee

West South CentralLouisiana

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Our RevPAR, ADR, and occupancy, by franchise affiliation, for the nine months ended September 30, 2014 and 2013, were as follows:

		Nine months ended September 30, 2014				Nine months ended September 30, 2013
		Room				Room
Brand		Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Select Service
Upscale
Hilton Garden Inn		100	$78.07	68.7%	$113.64	100	$81.48	65.3%	$124.80
Total Upscale		100	$78.07	68.7%	$113.64	100	$81.48	65.3%	$124.80
Upper Midscale
Comfort Inn / Suites		1,298	$49.07	66.3%	$74.04	1,298	$46.13	63.6%	$72.54
Clarion		59	30.27	47.0%	64.42	59	31.24	47.4%	65.92
Total Upper Midscale		1,357	$48.25	65.4%	$73.74	1,357	$45.48	62.9%	$72.32
Midscale
Sleep Inn		90	39.19	57.5%	68.11	90	36.81	53.5%	68.81
Quality Inn		122	38.67	53.0%	72.90	122	32.07	44.4%	72.22
Total Midscale		212	$38.89	55.0%	$70.77	212	$34.08	48.3%	$70.62
Economy
Days Inn		642	33.17	63.4%	52.31	642	31.27	58.2%	53.75
Super 8		1,246	35.47	67.1%	52.85	1,246	33.56	65.3%	51.42
Other Economy (1)		201	47.38	62.5%	75.84	201	44.21	55.2%	80.03
Total Economy		2,089	$35.91	65.5%	$54.80	2,089	$33.88	62.1%	$54.54

Total Same Store		3,758	$41.65	65.0%	$64.10	3,758	$39.35	61.7%	$63.77

Total Continuing Operations		3,758	$41.65	65.0%	$64.10	3,758	$39.35	61.7%	$63.77

	1		Includes Rodeway Inn and Independent Brands

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

Part II. OTHER INFORMATION

Part II. OTHER INFORMATION

Item 5. Other Information

Because this Quarterly Report on Form 10-Q is being filed within four business days after the applicable triggering event, the information below is being disclosed under this Item 5 instead of under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K.

On November 12, 2014, the Company received a waiver for non-compliance with a financial covenant with Great Western Bank, as described in, and incorporated herein by reference from, Item 2 of this Quarterly Report on Form 10-Q under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Part II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description
10.1

Loan Modification Agreement dated as of October 13, 2014 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC.

10.2	Letter Agreement dated September 10, 2014 with Kelly Walters (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 9, 2014).

10.3

Tenth Amendment and Written Consent to Amended and Restated Loan Agreement dated August 1, 2014 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2014).

10.4

Eleventh Amendment to Amended and Restated Loan Agreement dated August 1, 2014 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 1, 2014).

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014,  formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

Supertel Hospitality, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ Kelly A. Walters
Kelly A. Walters
President and Chief Executive Officer

Dated this 13th day of November, 2014

By:	/s/ Corrine L. Scarpello
Corrine L. Scarpello
Chief Financial Officer and Secretary

Dated this 13th day of November,  2014

Exhibits

Exhibit No.	Description
10.1

Loan Modification Agreement dated as of October  13, 2014 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC.

10.2	Letter Agreement dated September 10, 2014 with Kelly Walters (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 9, 2014).

10.3

Tenth Amendment and Written Consent to Amended and Restated Loan Agreement dated August 1, 2014 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2014).

10.4

Eleventh Amendment to Amended and Restated Loan Agreement dated August 1, 2014 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 1, 2014).

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.