Form 10-K
period 2014-12-31
SUPERTEL HOSPITALITY INC
filed 2015-03-23
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________

Commission file number: 001-34087

Supertel Hospitality, Inc.

(Exact name of registrant as specified in its charter)

Maryland	52-1889548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1800 W. Pasewalk Ave., Norfolk, NE	68701
(Address of principal executive offices)	(Zip Code)

(402) 371-2520

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market, LLC
8% Series A Preferred Stock, $.01 par value per share	The NASDAQ Stock Market, LLC
10% Series B Cumulative Preferred Stock,
$.01 par value per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 or the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2014 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7.1 million based on the price at which the common stock was last sold on that date as reported on the Nasdaq Global Market. At February 28, 2015, there were 4,695,953 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) to be filed within 120 days of the fiscal year ended December 31, 2014, are incorporated into Part III.

PART I

Item 1. Business

References to “we”, “our”, “us” and “Company” refer to Supertel Hospitality, Inc., including, as the context requires, its direct and indirect subsidiaries.

(a) Description of Business

Overview

We are a self-administered real estate investment trust (REIT), and through our subsidiaries, as of December 31, 2014 we owned 56 limited service hotels in  20 states.  Our hotels operate under several national franchise and independent brands.

Our significant events for 2014 include:

•	we sold 13 hotels for gross proceeds of $22.3 million and used the net proceeds primarily to pay off the underlying loans;

•	On January 9, 2014, we signed a $2.0 million unsecured convertible loan agreement with Real Estate Strategies (RES);

•

On June 6, 2014, we concluded a rights offering, a total of 1,787,204 subscription rights to purchase an equal number of common shares were exercised for $2,849,526. RES applied the amount owed to it under a $2.0 million loan to purchase 1,250,000 of the common stock issued;

•	on November 19, 2014, we reincorporated in the state of Maryland;

•

as of December 31, 2014, we had 12 hotels classified as held for sale with a total net book value of $25.5 million. Gross proceeds from the sales are expected to be $32.2 million, and net proceeds will be used to pay off the underlying loans in the amount of $18.4 million, with remaining cash used to reduce short term borrowings;  and

•	non cash impairment charges of $2.9 million were booked against hotel properties.

General Development of Business

We are a REIT for federal income tax purposes and we were incorporated in Virginia on August 23, 1994.  We reincorporated in Maryland on November 19, 2014. Our common stock began to trade on The NASDAQ Global Market on October 30, 1996.  Our Series A and Series B preferred stock began to trade on The NASDAQ Global Market on December 30, 2005 and June 3, 2008, respectively.

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

(c) Narrative Description of Business

General At December 31, 2014, we owned, through our subsidiaries, 56 limited service hotels in 20 states.  The hotels are operated by HMA (15 hotels), Strand (18 hotels), Kinseth (22 hotels) and Cherry Cove (1 hotel).

Mission Statement Our primary objective is to consistently generate a competitive rate of return for our shareholders through a disciplined approach to real estate investing.

Sale of Hotels We may undertake the sale of one or more of the hotels from time to time in response to changes in market conditions, our current or projected return on our investment in the hotels or other factors which we deem relevant. Over the last five years, we sold 60 hotels. During 2014, we sold 13 of our hotels. Twelve hotels were held for sale as of December 31, 2014.

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

When we have sufficient capital, we intend to grow our asset base through selective acquisitions of hotels that meet one or more of the investment criteria described below. We believe that our existing relationships with owners, operators and developers of select service hotels will provide us, provided we obtain the capital, with access to certain acquisition opportunities before they become known to other real estate investors.

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

HMA manages 15 Company hotels in Arkansas, Louisiana, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s five economy extended-stay hotels located in Georgia and South Carolina, as well as 13 additional Company hotels located in Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 22 Company hotels in seven states primarily in the Midwest. Cherry Cove manages one hotel in Maryland. Each of the management agreements with HMA, Strand and Kinseth expire on May 31, 2015, and the management agreement with Cherry Cove expires on May 24, 2015.  The management agreements renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term. The Company is currently in negotiations with the management companies regarding terms of the agreements.

Franchise Affiliation

Our 56 hotels owned at December 31, 2014 operate under the following national and independent brands:

Franchise Brand	Number of Hotels

Super 8 (1)	20
Comfort Inn/Comfort Suites (2)	17
Days Inn (1)	6
Savannah Suites (5)	5
Quality Inn (2)	2
Clarion (2)	1
Hilton Garden Inn (3)	1
Key West Inn (6)	1
Rodeway Inn (2)	1
Sleep Inn (2)	1
Supertel Inn (4)	1
56
(1) Super 8 ® and Days Inn ® are registered trademarks of Wyndham Worldwide.

(2) Clarion ®, Comfort Inn ®, Comfort Suites ®, Sleep Inn ®, Quality Inn ®, and Rodeway Inn ® are registered trademarks of Choice Hotels International, Inc.
(3) Hilton Garden Inn ® is a registered trademark of Hilton Hotels Corporation.

(4) Supertel Inn ® is a registered trademark of Supertel Hospitality, Inc.

(5) Savannah Suites ® is a registered trademark of Guest House Inn Corp.

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

Employees

At December 31, 2014,  the REIT had 15 employees.  The management companies,  which manage the 56 hotels, had workforces of approximately 980 employees, whom are dedicated to the operation of the hotels.

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

The economy has negatively impacted the hotel industry and our business, and we have incurred losses since fiscal year 2009.

A soft economy and apprehension among consumers have negatively impacted the hotel industry and our business and have contributed to our net losses of $16.3 million, $1.4 million, $10.2 million, $17.5 million and $10.6 million for our 2014, 2013,  2012,  2011, and 2010 fiscal years, respectively.

The slowing economy had caused a softening in business travel, especially among construction-related workers, a particularly strong guest group for many of our hotels.  Recent improvements in the economy and midscale sectors are reflected in our 2014 results. However, future deterioration in the economy could harm our growth and financial results.

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

Over the past five years we have sold 60 hotels, and we have 12 hotel properties held for sale as of December 31, 2014.   We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our disposition strategy. In the event that we cannot fully execute our disposition strategy or realize the benefits therefrom, we may not be able to satisfy our liquidity needs (including meeting our debt service obligations) and will not be able to fully execute our growth strategy.

We face risks associated with the use of debt, including refinancing risk.

Due to the Company’s uncertain liquidity position, the Company believes access to conventional sources of capital will be challenging. We may not be able to successfully extend, refinance or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards and deteriorating economic conditions, which could make it more difficult for us to obtain future credit facilities or loans on terms similar to the terms of our current credit facilities and loans or to obtain long-term financing on favorable terms or at all. If our plans to meet our liquidity requirements in the weak economy are not successful, we may violate our loan covenants. If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on favorable terms, if at all.

Our plans for meeting our short-term liquidity needs include the sale of hotels, and we may not be able to timely sell hotels to meet our liquidity needs.

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

Holders of the Series A preferred stock and Series B preferred stock have the right to elect two directors due to our failure to pay preferred stock dividends for certain periods of time; and while we are in arrears on preferred stock dividends, we are restricted in our ability to pay any dividend on or repurchase our common stock.

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

If the right to elect two directors arises for the holders of either or both of the Series A preferred stock and the Series B preferred stock, the terms of such directors will end within twelve months after all dividend arrearages have been paid. The right to elect two directors does not affect or impact the Real Estate Strategies L.P., a Bermuda Partnership (“RES”) director designation rights.

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

We may record additional impairment charges on our properties which will negatively impact our results of operations.

We analyze our assets for impairment when events or circumstances occur that indicate an asset’s carrying value may not be recoverable.  For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value.  Our operating results for 2014 and 2013 included $2.9 million and $7.1 million, respectively, of impairment charges related to our hotels sold, held for sale, and held for use.  Factors such as increased local competition, age and condition of hotels, and national and local declines in the economy may result in additional impairment charges, which will negatively affect our results of operations. We can provide no assurance that any impairment loss recognized would not be material to our results of operations.

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

Approximately $42.1 million of the Company’s debt is currently scheduled to mature in 2015 pursuant to the notes and mortgages evidencing such debt.    Because we do not expect to have sufficient funds from operating activities to repay our debt at maturity, we intend to repay a portion of this debt with net proceeds from the sale of hotels and refinance the balance of this debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our hotel properties on disadvantageous terms, potentially resulting in losses adversely affecting cash flow from operating activities. In addition, we may place mortgages on our hotel properties to secure our lines of credit or other debt. To the extent we cannot meet these debt service obligations, we risk losing some or all of those properties to foreclosure. Additionally, our debt covenants could impair our planned strategies and, if violated, result in a default of our debt obligations.

Higher interest rates could increase our debt service requirements and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities or other purposes. We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to “hedge” against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

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

Fifty of our hotels operate under third party franchise agreements and we are subject to the risks of concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to any one of our particular brands. Risks associated with our brands could adversely affect our lease revenues and the amounts available for distribution to our shareholders.

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

Most of our hotels are located in the Midwestern and Eastern United States. Economic conditions in the Midwestern and Eastern United States will significantly affect our revenues and the value of our hotels. Business layoffs or downsizing, industry slowdowns, changing demographics and other similar factors may adversely affect the economic climate in these areas. For example, the federal government shutdown in October 2013 impacted the operating results of our hotels in Virginia, Pennsylvania, and Maryland. Any resulting oversupply or reduced demand for hotels in the Midwestern and Eastern United States and our markets in particular would therefore have a disproportionate negative impact on our revenues and limit our ability to make distributions to stockholders.

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

Although all of our debt at December 31, 2014 was fixed rate debt, in the future we may enter into new credit facilities or loans where the debt accrues interest at floating rates, or we may refinance debt that currently accrues interest at lower fixed rates. Higher interest rates could increase debt service requirements on any floating rate debt we incur in the future, including any borrowings under new credit facilities or loans.  Any borrowings under new credit facilities or loans having floating interest rates may increase due to market conditions. Additionally, our debt service requirements may increase if we have to refinance our fixed rate debt with debt accruing interest at a higher rate. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.  We could be required to liquidate one or more of our hotel investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

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

In the past, economic trends, the military action in Afghanistan and Iraq, and terrorist acts and military action have adversely affected the hotel industry generally, and similar future events could adversely affect the industry in the future.

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

RES holds 34% of the combined voting power of all Supertel voting stock. Pursuant to an investor rights and conversion agreement we entered into with RES and IRSA Inversiones y Representaciones Sociedad Anonima (“IRSA”) in February 2012, RES has a contractual preemptive right, but not the obligation, to purchase up to its pro rata share (based on its ownership on a fully diluted basis) of any equity securities we offer in future offerings on the same terms as other investors, provided that such purchase would not cause RES to exceed its beneficial ownership limitation.  RES has the right to appoint four directors to our board of directors pursuant to the directors’ designation agreement that RES has entered into with us in February 2012.  As long as RES has the right to designate two or more directors, the merger, consolidation, liquidation or sale of substantially all of the assets of the Company or the sale by the Company of common stock or securities convertible into common stock equal to 20% or more of the outstanding common stock or voting stock requires the approval of RES and IRSA.

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

A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We undertook specific disposition programs beginning in 2001 (that included the sale of 23 hotels through December 31, 2004) and 2008 (that included the sale of 70 hotels through December 31, 2014). We held the disposed hotels for an average period of 11.9 years and did not acquire the hotels for purposes of resale. We believe that such sales are not prohibited transactions. However, if the IRS would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

The ability of our board of directors to change our major corporate policies may not be in your interest.

Our board of directors determines our major corporate policies, including our acquisition, financing, growth, operations and distribution policies. Our board may amend or revise these and other policies from time to time without the vote or consent of our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Company headquarters is located in Norfolk, Nebraska, with additional office space in Omaha, Nebraska.  The following table sets forth certain information with respect to the hotels owned by us as of December 31,  2014:

Location	Rooms	Location	Rooms

Arkansas		Missouri
Batesville, Super 8	49	Kirksville, Super 8	61
		West Plains, Super 8	49
Florida
Key Largo, Key West Inns	40	Montana
		Billings, Super 8	106
Georgia
Atlanta, Savannah Suites	164	Nebraska
Augusta, Savannah Suites	172	Lincoln (Cornhusker), Super 8	133
Chamblee, Savannah Suites	120	Omaha, Sleep Inn	90
Columbus, Super 8	74	O’Neill, Super 8	72
Savannah, Savannah Suites	160
		North Carolina
Indiana		Fayetteville, Rodeway Inn	120
Fort Wayne, Comfort Suites	127	Shelby, Comfort Inn	76
Lafayette, Comfort Suites	62
Marion, Comfort Suites	62	Pennsylvania
South Bend, Comfort Suites	135	Chambersburg, Comfort Inn	63
Warsaw, Comfort Inn & Suites	71	New Castle, Comfort Inn	79

Iowa		South Carolina
Burlington, Super 8	62	Greenville, Savannah Suites	170
Creston, Super 8	121
Creston, Supertel Inn	41	South Dakota
Iowa City, Super 8	84	Sioux Falls (Airport), Days Inn	86
Keokuk, Super 8	61
Mt. Pleasant, Super 8	55	Tennessee
Storm Lake, Super 8	59	Cleveland, Clarion	59

Kansas		Virginia
Hays, Super 8	76	Alexandria, Comfort Inn	150
Manhattan, Super 8	85	Alexandria, Days Inn	200
Pittsburg, Super 8	64	Culpeper, Comfort Inn	49
		Farmville, Comfort Inn	51
Kentucky		Farmville, Days Inn	59
Ashland, Days Inn	63	Rocky Mount, Comfort Inn	61
Danville, Quality Inn	63
Glasgow, Comfort Inn	60	West Virginia
Glasgow, Days Inn	58	Morgantown, Comfort Inn	80
Harlan, Comfort Inn	61	Princeton, Comfort Inn	51

Louisiana		Wisconsin
Bossier City, Days Inn	176	Green Bay, Super 8	83
		Menomonie, Super 8	81
Maryland		Portage, Super 8	61
Dowell, Hilton Garden Inn	100	Sheboygan, Quality Inn	59
Solomons, Comfort Inn	60	Tomah, Super 8	65

		Total	4,799

Additional property information is found in Item 8 Schedule III of this Annual Report on Form 10-K.

Item 3.  Legal Proceedings

Litigation

Various claims and legal proceedings arise in the ordinary course of business and may be pending against the Company and its properties. Based upon the information available, the Company believes that the resolution of any of these claims and legal proceedings should not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

A lawsuit was filed against the Company in Muscogee County Superior Court in Columbus, Georgia by a plaintiff on October 22, 2013. The plaintiff alleged injury from an altercation with an employee at the Columbus, Georgia Super 8.  The plaintiff was seeking to recover for damages arising out of physical and mental injury, lost wages, pain and suffering, past and future medical expenses and punitive or exemplary damages. On October 21, 2014, the Company reached an agreement to settle the claim. The settlement was made with authorization from the insurers, and at December 31, 2014 the claim was paid.

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Company as of March 15,  2015

The following are executive officers of the Company as of March 15,  2015:

J. William Blackham,  Chief Executive Officer. Mr. Blackham joined the Company and became Chief Executive Officer on March 3, 2015. Mr. Blackham, age 61, is a former Founder of Proximo Investments & Advisory, LLC, and Trinity Investment Partners, LLC, where he was involved in hotels, real estate, restaurants and entertainment venues. Previously, he was President and CEO of Eagle Hospitality, a publicly held hotel REIT, from October 2004 to September 2007 and led the company’s growth from IPO through the sale of the company. Preceding Eagle Hospitality Properties Trust, Inc., Mr. Blackham was Executive Vice President and Executive Board Member of Corporex Companies, Inc., a privately held hospitality and real estate development and ownership company, as well as Executive Vice President and Chief Financial Officer of Tambone Corporation, a privately owned and operated real estate development business. Mr. Blackham has been actively involved in various professional organizations, including The Urban Land Institute, the Pension Fund Real Estate Association, the National Association of Real Estate Investment Trusts and the National Association of Office and Industrial Parks. He also served as Honorary Consular for Brazil for five years in Cincinnati, Ohio. Mr. Blackham holds an MBA from The Wharton School-The University of Pennsylvania and a BS from The Carroll School of Management-Boston College. He was appointed to the Supertel board of directors.

Corrine L. Scarpello, Senior Vice President and Chief Financial Officer.  Ms. Scarpello became Chief Financial Officer of the Company on August 31, 2009.  She joined the Company in November 2005 having worked for a year as a consultant for the Company and its management company. Ms. Scarpello, age 60, previously worked for Mutual of Omaha for 17 years, serving as the Vice President of Accounting and Administration for a subsidiary and as Manager in their mergers and acquisitions department.  Ms. Scarpello also has accounting and auditing experience with PricewaterhouseCoopers (formerly Coopers and Lybrand) and is a CPA.  Ms. Scarpello is currently a director of Nature Technology Corp., a biotech company.  Ms. Scarpello is a graduate of the University of Nebraska at Omaha.

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

Jeffrey W. Dougan,  Senior Vice President and Chief Operating Officer.  Mr. Dougan joined the Company on July 15, 2013 as Chief Operating Officer, and he is responsible for overseeing the Company’s third party management companies, hotel operations, as well as maintaining relationships with current and future brand families. Mr. Dougan, age 55, previously served more than 25 years in the hospitality industry. From June 2008 to July 2013, Mr. Dougan was a former Vice President of Operations for Stonebridge Hospitality where he oversaw a diverse hotel portfolio featuring eight different brands in a variety of segments. He has held a number of industry positions with leading companies, including Vice President of Operations at Sage Hospitality Resources, Area Operations Manager at the Homestead Village in Colorado and New Mexico, and General Manager at the Grand Aspen Hotel and the Dillon Comfort Suites, both in Colorado.  Mr. Dougan holds a Bachelor of Science degree in Business Administration from the Rochester Institute of Technology.

PART II

Item 5.  Market for the Registrant’s Common Equity / Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The common stock trades on the Nasdaq Global Market under the symbol “SPPR.”  The closing sales price for the common stock on March 5, 2015 was $1.93 per share.  The table below sets forth the high and low sales prices per share reported on the Nasdaq Global Market for the periods indicated.

	Supertel Hospitality, Inc.
	Common Stock
	High	Low
2013
First Quarter	$9.84	$7.68
Second Quarter	$9.44	$6.96
Third Quarter	$7.76	$4.96
Fourth Quarter	$6.89	$2.38

2014
First Quarter	$4.25	$1.43
Second Quarter	$2.23	$1.17
Third Quarter	$3.17	$1.55
Fourth Quarter	$2.89	$1.73

 (b) Holders

As of March 5, 2015, the approximate number of holders of record of the common stock was 92 and the approximate number of beneficial owners was 2,200.

(c) Dividends

No dividends on common stock were paid for 2012, 2013 and 2014.  The actual amount of future dividends will be determined by the board of directors based on the actual results of operations, economic conditions, capital expenditure requirements and other factors that the board of directors deems relevant.

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

PERFORMANCE GRAPH

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock for the period December 31, 2009 through December 31, 2014, with the cumulative total return on the SNL securities Hotel REIT Index (“Hotel REITs Index”) and the NASDAQ Composite (“NASDAQ—Total US Index”) for the same period.  The Hotel REITs Index is comprised of publicly traded REITs that focus on investments in hotel properties.  The NASDAQ Composite is comprised of all United States common shares traded on the NASDAQ Stock Market (previously titled NASDAQ—Total US).  The comparison assumes a starting investment of $100 on December 31, 2009 in our common stock and in each of the indices shown, and assumes that all dividends are reinvested.  The performance graph is not necessarily indicative of future investment performance.

Item 6.    Selected Financial Data

(In thousands, except per share data)	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010

Operating data (1):
Room rentals and
other hotel services (2)	$57,409	$53,782	$55,733	$52,480	$51,570

Net earnings (loss) from continuing operations	(19,311)	1,514	(7,937)	(3,112)	(2,344)
Discontinued operations	3,052	(2,867)	(2,283)	(14,365)	(8,258)
Net loss	(16,259)	(1,353)	(10,220)	(17,477)	(10,602)
Noncontrolling interest	23	2	10	32	17
Net loss attributable to controlling interests	(16,236)	(1,351)	(10,210)	(17,445)	(10,585)
Preferred stock dividends declared and undeclared	(3,452)	(3,349)	(3,169)	(1,474)	(1,474)
Net loss attributable to common shareholders	(19,688)	(4,700)	(13,379)	(18,919)	(12,059)

EBITDA (3)	(4,605)	12,035	11,078	1,575	10,116
Adjusted EBITDA (3)	13,413	12,397	17,063	15,997	18,573

FFO (4)	(12,968)	7,874	(2,253)	3,933	6,571
Adjusted FFO (4)	1,450	(391)	(1,766)	4,057	6,649

Weighted average number of shares outstanding:
basic	3,897	2,890	2,885	2,872	2,820
diluted for EPS calculation	3,897	2,890	2,885	2,872	2,820
diluted for FFO per share calculation	3,897	10,392	2,885	2,872	2,820

Net earnings (loss) per common share
from continuing operations - basic	(5.84)	(0.64)	(3.85)	(1.59)	(1.35)
Net earnings (loss) per common share
from discontinued operations - basic	0.79	(0.99)	(0.79)	(5.00)	(2.93)
Net earnings (loss) per common share basic	(5.05)	(1.63)	(4.64)	(6.59)	(4.28)
Net earnings (loss) per common share diluted	(5.05)	(1.63)	(4.64)	(6.59)	(4.28)
FFO per share - basic	(3.33)	2.72	(0.78)	1.37	2.33
Adjusted FFO per share - basic	0.37	(0.14)	(0.61)	1.41	2.36
FFO per share - diluted	(3.33)	0.94	(0.78)	1.37	2.33
Adjusted FFO per share - diluted	0.17	(0.14)	(0.61)	1.41	2.36

Total assets	146,444	172,085	201,847	221,172	256,644
Total debt	92,687	118,045	132,821	165,845	175,010
Net cash flow:
Provided by operating activities	5,387	2,017	6,583	2,865	7,672
Provided by investing activities	17,942	15,613	4,223	8,147	6,865
Used by financing activities	(23,201)	(18,476)	(10,194)	(11,066)	(14,632)

Reconciliation of Weighted average number of shares for
EPS diluted to FFO diluted:
EPS diluted shares	3,897	2,890	2,885	2,872	2,820
Common stock issuable upon exercise or conversion of:
Restricted Stock	0	2	0	0	0
Series C Preferred Stock	0	3,750	0	0	0
Warrants	0	3,750	0	0	0
FFO diluted shares	3,897	10,392	2,885	2,872	2,820
Common stock issuable upon exercise or conversion of:
Restricted Stock	5	0	0	0	0
Series C Preferred Stock	12,134	0	0	0	0
Warrants	3,750	0	0	0	0
Convertible debt	551	0	0	0	0
Adjusted FFO diluted shares	20,337	10,392	2,885	2,872	2,820

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
RECONCILIATION OF NET LOSS
TO EBITDA AND ADJUSTED EBITDA
Net loss attributable to common shareholders	$(19,688)	$(4,700)	$(13,379)	$(18,919)	$(12,059)
Interest, including discontinued operations	8,256	8,277	9,869	11,371	12,068
Loss on debt extinguishment	278	1,164	191	1,031	156
Income tax expense (benefit),
including discontinued operations (5)	0	0	5,610	(1,904)	(1,757)
Depreciation and amortization,
including discontinued operations	6,549	7,294	8,787	9,996	11,708
EBITDA	$(4,605)	$12,035	$11,078	$1,575	$10,116
Noncontrolling interest	(23)	(2)	(10)	(32)	(17)
Net gain on disposition of assets	(2,750)	(1,806)	(7,833)	(1,452)	(1,276)
Impairment	2,921	7,086	10,172	14,308	8,198
Preferred stock dividends declared and undeclared	3,452	3,349	3,169	1,474	1,474
Unrealized (gain) loss on derivatives	14,430	(10,028)	247	0	0
Acquisition and termination expense	0	713	240	124	78
Gain on debt conversion	(88)	0	0	0	0
Terminated equity transactions	76	1,050	0	0	0
Adjusted EBITDA	$13,413	$12,397	$17,063	$15,997	$18,573

RECONCILIATION OF NET LOSS
TO FFO AND ADJUSTED FFO,
BASIC AND DILUTED
Net loss attributable to common shareholders	$(19,688)	$(4,700)	$(13,379)	$(18,919)	$(12,059)
Depreciation and amortization,
including discontinued operations	6,549	7,294	8,787	9,996	11,708
Net gain on disposition of assets	(2,750)	(1,806)	(7,833)	(1,452)	(1,276)
Impairment	2,921	7,086	10,172	14,308	8,198
FFO available to common shareholders	$(12,968)	$7,874	$(2,253)	$3,933	$6,571
Series C Preferred Stock	0	1,875	0	0	0
FFO diluted	$(12,968)	$9,749	$(2,253)	$3,933	$6,571

FFO available to common shareholders	$(12,968)	$7,874	$(2,253)	$3,933	$6,571
Unrealized (gain) loss on derivatives	14,430	(10,028)	247	0	0
Acquisition and termination expense	0	713	240	124	78
Gain on debt conversion	(88)	0	0	0	0
Terminated equity transactions	76	1,050	0	0	0
Adjusted FFO	$1,450	$(391)	$(1,766)	$4,057	$6,649
Convertible debt	85	0	0	0	0
Series C Preferred Stock	1,949	0	0	0	0
Adjusted FFO diluted	$3,484	$(391)	$(1,766)	$4,057	$6,649

(1)	Revenues for all periods exclude revenues from hotels classified in discontinued operations in the statements of operations.

(2)	Hotel revenues include room and other revenues from the operations of the hotels.

(3)

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate EBITDA and Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though EBITDA and Adjusted EBITDA do not represent an amount that accrues directly to common shareholders. In calculating Adjusted EBITDA, we add back noncontrolling interest, net (gain) loss on disposition of assets, preferred stock dividends, acquisition and termination expenses, and terminated equity transactions expense,  which are cash charges.  We also add back impairment, gain on debt conversion, and unrealized gain or loss on derivatives, which are non-cash charges.

EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined by GAAP and should not be considered as alternatives to net earnings, cash flow from operations or any other operating performance measure prescribed by GAAP. EBITDA and Adjusted EBITDA are not measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make cash distributions. Neither do the measurements reflect cash expenditures for long-term assets and other items that have been and will be incurred. EBITDA and Adjusted EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of our operating performance. EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

(4)FFO and Adjusted FFO (“AFFO”) are non-GAAP financial measures.  We consider FFO and AFFO to be market accepted measures of an equity REIT's operating performance, which are necessary, along with net earnings (loss), for an understanding of our operating results.  FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net earnings computed in accordance with GAAP, excluding gains (or losses) from sales of real estate assets and impairment, plus depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition.  AFFO is FFO adjusted to exclude either gains or losses on derivative liabilities, and gain on debt conversion, which are noncash charges against earnings, and which do not represent results from our core operations. AFFO also adds back acquisition costs and equity offering expense.  FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.  FFO and AFFO should not be considered as alternatives to net earnings (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.  All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

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

(5)Income tax expense (benefit), including discontinued operations for 2014 and 2013 includes an increase in the income tax valuation allowance of $26,000 and  $1.3 million, respectively.

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

Overview

We are a self-administered REIT, and through our subsidiaries, we owned 56 limited service hotels in 20 states at December 31, 2014.  Our hotels operate under several national franchise and independent brands.

Our significant events for 2014 include:

•	we sold 13 hotels for gross proceeds of $22.3 million and used the net proceeds primarily to pay off the underlying loans;

•	On January 9, 2014, we signed a $2.0 million unsecured convertible loan agreement with Real Estate Strategies (RES);

•

On June 6, 2014, we concluded a rights offering, a total of 1,787,204 subscription rights to purchase an equal number of common shares were exercised for $2,849,526. RES applied the amount owed to it under a $2.0 million loan to purchase 1,250,000 of the common stock issued;

•	on November 19, 2014, we reincorporated in the state of Maryland;

•

as of December 31, 2014, we had 12 hotels classified as held for sale with a total net book value of $25.5 million. Gross proceeds from the sales are expected to be $32.2 million, and net proceeds will be used to pay off the underlying loans in the amount of $18.4 million, with remaining cash used to reduce short term borrowings;  and

•	non cash impairment charges of $2.9 million were booked against hotel properties.

As of December 31, 2014, the Company had 12 hotels classified as held for sale. At the beginning of 2014, the Company had 19 hotels held for sale and during the year classified an additional seven hotels as held for sale.  Thirteen of these hotels were sold during 2014,  and one of the hotels was reclassified as held for use due to changes in the property’s market condition.

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

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2014 and 2013, and results of operations for the years ended December 31, 2014,  2013 and 2012, and should be read along with the consolidated financial statements and related notes.

Same Store Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and Occupancy by region for 2014, 2013 and 2012,  respectively.  The comparisons of same store operations are for 46* hotels owned as of January 1, 2013, which includes 43 held for use hotels and three held for sale hotels that are classified in continuing operations as a result of the adoption of ASU 2014-08.  Same store calculations exclude nine properties which are held for sale and included in discontinued operations, and one property which was acquired during the second quarter of 2012 and therefore was not owned by the Company throughout each of the periods presented.

	2014			2013			2012
Same Store
Region	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Mountain	$43.83	72.6%	$60.37	$39.78	68.6%	$58.03	$44.19	78.3%	$56.46
West North Central	35.08	64.7%	54.20	33.30	62.9%	52.92	32.69	63.0%	51.88
East North Central	45.32	64.4%	70.36	43.31	62.8%	68.91	40.86	60.9%	67.12
Middle Atlantic	42.47	71.0%	59.85	41.95	69.8%	60.12	44.67	73.2%	61.06
South Atlantic	42.37	60.5%	70.00	38.33	55.5%	69.07	44.80	67.2%	66.63
East South Central	39.48	59.6%	66.20	36.36	56.6%	64.25	43.56	63.5%	68.56
West South Central	21.76	59.6%	36.49	17.66	44.0%	40.13	20.41	43.3%	47.10
Total Same Store Hotels	$39.43	63.2%	$62.35	$36.73	59.8%	$61.44	$38.90	63.7%	$61.08

South Atlantic	75.49	66.6%	113.30	77.38	63.0%	122.92	85.90	69.8%	123.03
Total Acquisitions	$75.49	66.6%	$113.30	$77.38	63.0%	$122.92	$85.90	69.8%	$123.03

Total Continuing Operations	$40.39	63.3%	$63.78	$37.81	59.9%	$63.16	$39.66	63.8%	$62.18

States included in the Regions
Mountain	Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Maryland, North Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Louisiana

The following properties have been removed from the same store continuing operations portfolio during the 2014 reporting period and classified as held for sale in discontinued operations:

Boise, ID Super 8

Columbus, GA Super 8

Terre Haute, IN Super 8

Green Bay, WI Super 8

The following property has been removed from the held for sale portfolio during the reporting period and reclassified as held for use, and is now included in the continuing operations presentation:

Sioux Falls, SD (Airport) Days Inn

Our RevPAR, ADR and Occupancy, by franchise affiliation, for 2014,  2013 and 2012 were as follows:

	2014			2013			2012
Same Store
Brand	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR
Select Service
Upper Midscale
Comfort Inn/ Comfort Suites	$47.75	64.8%	$73.72	$44.54	61.80%	$72.10	$46.37	65.10%	$71.21
Other Upper Midscale (1)	30.82	49.7%	61.98	30.23	46.80%	64.59	68.79	83.20%	82.72
Total Upper Midscale	$47.02	64.1%	$73.32	$43.92	61.10%	$71.85	$47.34	65.90%	$71.84
Midscale
Sleep Inn	36.05	54.7%	65.89	32.43	49.40%	65.71	34.79	51.60%	67.47
Quality Inn	37.18	51.6%	71.99	31.09	44.10%	70.56	33.88	47.10%	71.95
Total Midscale	$36.70	52.9%	$69.31	$31.66	46.30%	$68.36	$34.27	49.00%	$69.95
Economy
Days Inn	31.71	61.1%	51.88	29.46	55.50%	53.09	31.90	61.30%	52.00
Super 8	34.78	65.7%	52.97	32.64	63.70%	51.25	32.23	64.10%	50.28
Other Economy (2)	44.57	59.8%	74.55	42.05	54.30%	77.40	50.43	69.10%	72.96
Total Economy	$34.78	63.7%	$54.59	$32.57	60.30%	$54.04	$33.88	63.70%	$53.15

Total Same Store	$39.43	63.2%	$62.35	$36.73	59.80%	$61.44	$38.90	63.70%	$61.08

Upscale Acquisitions
Hilton Garden Inn	$75.49	66.6%	$113.30	$77.38	63.00%	$122.92	$85.90	69.80%	$123.03
Total Upscale Acquisitions	$75.49	66.6%	$113.30	$77.38	63.00%	$122.92	$85.90	69.80%	$123.03

Total Continuing Operations	$40.39	63.3%	$63.78	$37.81	59.90%	$63.16	$39.66	63.80%	$62.18

 (1) Includes Clarion brands

(2) Includes Rodeway and Independent brands

Key Performance Indicators

Earnings Before Interest, Taxes, Depreciation, Amortization, Noncontrolling Interest and Preferred Stock Dividends

The Company’s EBITDA for the three years ending December 31, 2014,  2013, and 2012 was $(4.6)  million, $12.0 million and $11.1 million, respectively. Adjusted EBITDA for the three years ending December 31, 2014,  2013, and 2012 was $13.4 million, $12.4 million and $17.1 million, respectively.

Please refer to Item 6. Selected Financial Data for a reconciliation of EBITDA and Adjusted EBITDA.

Funds from Operations

The Company’s funds from operations (“FFO”) for the three years ending December 31, 2014,  2013, and 2012 was $(13.0) million, $7.9 million and $(2.3) million, respectively. The Company’s Adjusted FFO for the three years ending December 31, 2014,  2013, and 2012 was $1.5 million, $(0.4) million and $(1.8) million, respectively. Diluted FFO per share and diluted Adjusted FFO per share are computed after adjusting the numerator and denominator of the basic computation for the effects of any dilutive potential common shares outstanding during the period. For 2013, the Company’s outstanding stock options would be antidilutive and are not included in the dilution computation. For 2014 and 2012, the Company’s outstanding warrants to purchase common stock, stock options, Series C convertible preferred stock, and restricted stock would be antidilutive and are not included in the dilution computation. Additionally, for 2014 the convertible debt is not included in the dilution computation. 11,424 preferred operating units of Supertel Limited Partnership, outstanding in 2012, are also not included in the dilution computation for 2012.

Please refer to Item 6. Selected Financial Data for a reconciliation of FFO and Adjusted FFO.

Net Operating Income

Net operating income “NOI” is one of the performance indicators the Company uses to assess and measure operating results. The Company believes that NOI is a useful additional measure of operating performance of its hotels because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense. NOI is also an important performance measure used to determine the amount of the management fees paid by the Company to the operators of its hotels.

NOI is a non-GAAP measure, and is not necessarily indicative of available earnings and should not be considered an alternative to Earnings (Loss) Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes. NOI is reconciled to Earnings (Loss) Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes as follows (in thousands):

	Twelve months ended
	December 31,
	2014	2013
Earnings (Loss) Before Net Gains (Losses) on Dispositions of Assets,
Other Income, Interest Expense, and Income Taxes	$3,448	$(206)
Add back:
Acquisition and termination expense	0	713
General and administrative	4,192	3,923
Terminated equity transactions	76	1,050
Depreciation and amortization	6,437	6,258
Hotel operating revenue - discontinued	14,969	25,228
Hotel operating expenses - discontinued	(11,545)	(20,680)
Other expenses *	7,671	8,912
NOI	$25,248	$25,198

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

POI from continuing operations is reconciled to net loss as follows (in thousands):

	Twelve months
	ended December 31,
	2014	2013
Net loss	$(16,259)	$(1,353)
Depreciation and amortization, including discontinued operations	6,549	7,294
Net gain on disposition of assets, including discontinued operations	(2,750)	(1,806)
Derivative (gain) loss	14,430	(10,028)
Other income	(116)	(34)
Interest expense, including discontinued operations	8,256	8,277
Loss on debt extinguishment	278	1,164
General and administrative expense	4,192	3,923
Acquisition and termination expense	0	713
Terminated equity transactions	76	1,050
Impairment losses	2,921	7,086
Room rentals and other hotel services - discontinued operations	(14,969)	(25,228)
Hotel and property operations expense - discontinued operations	11,545	20,680
POI--continuing operations	$14,153	$11,738

POI from discontinued operations is reconciled to gain (loss) from discontinued operations, net of tax, as follows (in thousands):

	Twelve months
	ended December 31,
	2014	2013
Gain (loss) from discontinued operations	$3,052	$(2,867)
Depreciation and amortization
from discontinued operations	112	1,036
Net gain on disposition of assets
from discontinued operations	(2,749)	(1,853)
Interest expense from discontinued operations	1,237	2,878
Loss on debt extinguishment	120	706
Impairment losses from discontinued operations	1,652	4,648
Income tax benefit from discontinued operations	0	0
POI - discontinued operations	$3,424	$4,548

Results of Operations

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

Operating results are summarized as follows for the years ended December 31 (in thousands):

	2014			2013			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$57,409	$14,969	$72,378	$53,782	$25,228	$79,010	$3,627
Hotel and property operations expenses	(43,256)	(11,545)	(54,801)	(42,044)	(20,680)	(62,724)	(1,212)
Interest expense	(7,019)	(1,237)	(8,256)	(5,399)	(2,878)	(8,277)	(1,620)
Loss on debt extinguishment	(158)	(120)	(278)	(458)	(706)	(1,164)	300
Depreciation and amortization	(6,437)	(112)	(6,549)	(6,258)	(1,036)	(7,294)	(179)
General and administrative	(4,192)	0	(4,192)	(3,923)	0	(3,923)	(269)
Acquisition and termination expense	0	0	0	(713)	0	(713)	713
Terminated equity transactions	(76)	0	(76)	(1,050)	0	(1,050)	974
Impairment losses	(1,269)	(1,652)	(2,921)	(2,438)	(4,648)	(7,086)	1,169
Net gains (losses) on dispositions of assets	1	2,749	2,750	(47)	1,853	1,806	48
Derivative gains (losses)	(14,430)	0	(14,430)	10,028	0	10,028	(24,458)
Other income	116	0	116	34	0	34	82
Income tax	0	0	0	0	0	0	0
Net earnings (loss)	$(19,311)	$3,052	$(16,259)	$1,514	$(2,867)	$(1,353)	$(20,825)

The Company’s ADR for the same store portfolio was up 1.0% from the prior year, with occupancy up 5.8%.  The overall result was an increase in RevPAR of 6.8%.  We refer to our entire portfolio as select service hotels which we further describe as upscale hotels, upper midscale hotels, midscale hotels, economy hotels and extended stay hotels. Results for our same store portfolio are presented above in Item 7 under Same Store Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”) and Occupancy.

Revenues and Operating Expenses

Loss from continuing operations for the twelve months ended December 31, 2014 was $(19.3) million, compared to earnings from continuing operations of $1.5 million for 2013. After recognition of discontinued operations, noncontrolling interests and undeclared and unpaid dividends for preferred stock shareholders, the net loss attributable to common shareholders was $(19.7) million or $(5.05) per share, for the year ended December 31, 2014, compared to net loss attributable to common shareholders of $(4.7) million or $(1.63) per share for 2013.

During 2014 revenues from continuing operations increased $3.6 million or 6.7% compared to 2013. Two of our hotels that had suffered in the Washington DC market’s downturn are recovering, due to both the improving Washington D.C. market and increased capital investment. Revenue improvements at properties in the Midwest are largely driven by increased business from construction and special projects. Renovations and capital improvements to selected properties in the portfolio are also creating increased revenue.

Hotel and property operations expense from continuing operations increased $1.2 million. Payroll, utilities, franchise related expenses and management fees rose as expected with increased occupancy. The increase was partially offset by a decrease in the cost of room supplies, due to the prior year’s linen upgrades.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations and loss on debt extinguishment had a net increase of  $1.3 million, caused by the increased interest rate on debt refinanced in the fourth quarter of 2013 and increased amortization of deferred finance costs associated with that refinancing and GE loan modifications during 2014. The depreciation and amortization expense from continuing operations rose $0.2 million. The $0.3 million increase in general and administrative expense was primarily a result of increased director and officer insurance premiums, in addition to legal expense from changing states of incorporation, partially offset by decreased salary expense from fewer employees.

Acquisitions and Termination Expense and Terminated Equity Transactions

The $0.7 million variance in acquisition and termination expense represents expenses incurred for planned hotel acquisitions which were cancelled in 2013.

The $1.1 million of terminated equity transactions expense for 2013 includes charges incurred in preparation of a proposed common stock offering. The offering was withdrawn September 26, 2013.

Impairment Losses

In 2014 we had $1.3 million of impairment losses in continuing operations and $1.6 million of net impairment losses in discontinued operations for the year. In 2013 we had  $2.4 million of impairment losses in continuing operations and $4.7 million of impairment losses in discontinued operations for the year.  Discontinued operations consist of nine hotels held for sale at December 31, 2014 and hotels sold during 2013 and 2014.  See Note 6  in the footnotes to the consolidated financial statements for additional information including a discussion of our impairment analysis of our hotel assets.

Dispositions

In 2014, five hotels were sold with gains of $2.6 million, and eight hotels were sold with no gain. In 2013, six hotels were sold with gains of $1.9 million, and eleven hotels were sold with no gain.

Derivative gain (loss)

The change in derivative gain (loss) is a result of the change in fair value of the derivative liabilities for the current year compared to the year ended December 31, 2013.  The fair value of the derivative liabilities increased by an aggregate of $14.4 million during 2014 and decreased by $10.0 million during the year 2013. These changes in fair value are recorded as derivative gain (loss). The increase in fair value in 2014 is primarily due to the change in exercise price of the related warrants adjusted downward from $9.60 to $1.92, and to a change in the conversion price of the Series C Preferred Stock from $8.00 to $1.60, the public offering price of the common stock in the Company’s subscription rights offering concluded on June 6, 2014.

Income Tax

As of December 31, 2014, a full valuation allowance continued to be recorded against the net deferred tax asset due to the uncertainty of realization because of historical operating losses. Due to the full deferred tax valuation allowance, no income tax expense or benefit was recorded for the year ended December 31, 2014.

Management believes the federal and state income tax rate for the TRS Lessee will be approximately 38%. The income tax benefit or expense will vary based on the taxable earnings or loss of the TRS Lessee, a C corporation.

See Note 8 in the footnotes to the consolidated financial statements for additional information including a discussion of our tax valuation allowance.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

Operating results are summarized as follows for the years ended December 31 (in thousands):

	2013			2012			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$53,782	$25,228	$79,010	$55,733	$39,617	$95,350	$(1,951)
Hotel and property operations expenses	(42,044)	(20,680)	(62,724)	(41,235)	(33,247)	(74,482)	(809)
Interest expense	(5,399)	(2,878)	(8,277)	(5,054)	(4,815)	(9,869)	(345)
Loss on debt extinguishment	(458)	(706)	(1,164)	(138)	(53)	(191)	(320)
Depreciation and amortization	(6,258)	(1,036)	(7,294)	(6,293)	(2,494)	(8,787)	35
General and administrative	(3,923)	0	(3,923)	(3,908)	0	(3,908)	(15)
Acquisition and termination expense	(713)	0	(713)	(240)	0	(240)	(473)
Terminated equity transactions	(1,050)	0	(1,050)	0	0	0	(1,050)
Impairment losses	(2,438)	(4,648)	(7,086)	(97)	(10,075)	(10,172)	(2,341)
Net gains (losses) on dispositions of assets	(47)	1,853	1,806	(9)	7,842	7,833	(38)
Derivative gains (losses)	10,028	0	10,028	(247)	0	(247)	10,275
Other income (expense)	34	0	34	103	0	103	(69)
Income tax benefit (expense)	0	0	0	(6,552)	942	(5,610)	6,552
Net earnings (loss)	$1,514	$(2,867)	$(1,353)	$(7,937)	$(2,283)	$(10,220)	$9,451

The Company’s ADR for the same store portfolio increased 1.6%, while occupancy dropped 6.1%, for a net RevPAR decrease of 4.7% to $37.81.  We refer to our entire portfolio as select service hotels which we further describe as upscale hotels, upper midscale hotels, midscale hotels, economy hotels and extended stay hotels. Results for our same store portfolio are presented above in Item 7 under Same Store Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”) and Occupancy.

Revenues and Operating Expenses

Earnings from continuing operations for the twelve months ended December 31, 2013 reflected $1.5 million, compared to net loss of $(7.9) million for 2012. After recognition of discontinued operations, noncontrolling interest and dividends for preferred stock shareholders, the net loss attributable to common shareholders reflected $(4.7) million or $(1.63) per share, for the year ended December 31, 2013, compared to $(13.4) million or $(4.64) per share for 2012.

Revenues from continuing operations for the twelve months ended December 2013 decreased $2.0 million or 3.5%. The variance was primarily caused by decreased revenue from hotels which were impacted by rebranding and hotels impacted by general weakness in the Washington D.C. market. Partially offsetting these results was a $1.0 million increase from a full year of operations in 2013 for the hotel purchased in May 2012 versus seven months of operations reported in 2012.

During the twelve months ended December 31, 2013, hotel and property operations expenses from continuing operations increased by $0.8 million or 2.0 percent.  The increase reflects a full year of operations in 2013 of the hotel purchased in May 2012 versus seven months of operations in 2012. In addition the decrease in variable expenses due to the reduction in revenue was primarily offset by brand required replacement of linens.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

Interest expense from continuing operations and loss on debt extinguishment had a net increase of $0.7 million, due primarily to the increased balance of the revolving credit line and the acquisition in 2012. The depreciation expense from continuing operations and the general and administrative expense for 2013 remained essentially unchanged.

Impairment Losses

For 2012, we recorded a net impairment charge of $0.1 million on two hotels in continuing operations, and $10.1 million of net impairment on twenty two hotels in discontinued operations, all of which were subsequently sold.

Dispositions

In 2013, six hotels were sold with gains of $1.9 million, and eleven hotels were sold with no gain. In 2012, the $7.8 million of net gains on disposition of assets consisted primarily of gains realized on nine property sales. Six hotels were sold with no gain.

Acquisition and Termination Expense and Terminated Equity Transactions

Acquisition and termination expense represents expenses incurred for planned hotel acquisitions which were cancelled.

The $1.1 million of terminated equity transactions includes charges incurred in preparation of a proposed common stock offering. The offering was withdrawn September 26, 2013.

Derivative gain (loss)

The fair value of the derivative liabilities decreased by $10.0 million during 2013 and increased by $0.2 million during 2012. These changes in fair value are recorded as derivative gain (loss). The decrease in fair value during 2013 is due primarily to a change in the price of the common stock.

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

Liquidity and Capital Resources

The following disclosure and analysis is pursuant to ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter.  Early adoption is permitted and the Company adopted the standard on December 31, 2014.  ASU 2014-15 requires the Company to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued.  To satisfy the requirements of the new standard, the Company’s evaluation considered a 15 month period beginning January 1, 2015.

The Company annually performs a liquidity analysis to determine if expected hotel operating cash flow is sufficient to cover all of the Company’s obligations as they become due, in this case, beginning on January 1, 2015 and ending on March 31, 2016.  Our initial analysis considered only available cash and operating cash inflows without consideration of cash inflows from transactions that are either identified or in process, but were not yet finalized, such as proceeds on asset dispositions or proceeds from financing transactions.

The Company believes the available cash of $0.2 million at December 31, 2014 and cash generated from the operations of the hotels will be sufficient to cover corporate overhead and recurring monthly debt service, estimated to be $5.8 million and $9.4 million (excluding loans maturing in 2015), respectively.  We anticipate the hotel operating cash flow will not be sufficient to cover the recurring monthly debt service, overhead, plus all of the

$6.5 million of budgeted capital improvements, and therefore capital improvements may be deferred depending upon the actual amounts generated from asset dispositions and financing transactions.

The Company believes that a portion of the cash generated from asset dispositions, if realized, will be sufficient to fund the shortfall associated with the expected capital expenditures.  In response to the liquidity levels, as well as part of our long term plan to divest ourselves of economy and midscale hotels as we transition to upper midscale, upscale and upper upscale hotels, the Company reviews its entire portfolio each year and identifies properties considered non-core and develops timetables for disposal of these assets deemed non-core.  We focus on improving our liquidity through cash generating asset sales and the disposition of assets that are not generating yields consistent with our investment objectives or reinvestment alternatives.  Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates.

At December 31, 2014, we have 12 hotels held for sale which, if sold, we believe will generate $8.2 million in net proceeds after debt repayment.  Over the last five years, we have sold 60 hotels.  However, with respect to future hotel sales, we cannot predict:

•	whether we will be able to find buyers for identified assets at prices and /or other terms acceptable to us:
•	whether potential buyers will be able to secure financings: and
•	the length of time needed to find a buyer and to close the sale of a property.

In addition, at December 31, 2014, we have $42.1 million of debt maturing in the next twelve months. Since December 31, 2014, we paid $5.6 million, the remaining outstanding balance of $ 36.5 million as of March 19, 2015, for which we do not have committed funding, consists of the following:

•	a $7.8 million balance on a mortgage loan with GE Capital Franchise Finance LLC (“GE”) maturing December 15, 2015;
•	an $8.6 million balance on a revolving line of credit with Great Western Bank maturing June 30, 2015;
•	an $8.3 million balance on a mortgage loan with Middle Patent Capital, LLC maturing June 6, 2015; and
•	an $11.8 million balance on a mortgage loan with Citigroup Global Markets Realty Corp. maturing November 11, 2015.

The Company anticipates that the net proceeds on the sale of GE encumbered assets classified as Held for Sale will be sufficient to repay the maturing GE loan.  The Company plans to meet the obligations at maturity on the Great Western Bank revolving line of credit and the Citigroup Global Markets Realty Corp mortgage loan by using a combination of refinancing and the proceeds from dispositions of two hotels held for sale. The Company anticipates refinancing the loan with Middle Patent Capital, LLC. Over the past two years the lending market has experienced increased liquidity and a relaxing of underwriting standards and as such, we believe we will be able to refinance on similar or perhaps more favorable terms. However, notwithstanding our perception that the lending market has improved somewhat, we may not be successful in our efforts to refinance or repay our maturing debt. As of December 31, 2014 we are not in default under the terms of any of our loans. However on November 12, 2014, the Company received a waiver from Great Western Bank for non-compliance with respect to the consolidated leverage ratio, and on November 20, 2014 the credit facilities were amended to modify the consolidated leverage ratio. The Company believes that we will be compliant under the terms of all of our loans in 2015.

The Company has an obligation to Real Estate Strategies, L.P. (“RES”) to use $25 million of the proceeds from its capital infusion in 2012 to pursue hotel acquisitions.  In February 2012, the Company issued 3.0 million shares of Series C convertible preferred stock to Real Estate Strategies, L.P. which provided $28.6 of net proceeds.  As of February 28, 2015, we have used $9.1 million for debt repayment and $3.7 million for operational funds from the proceeds committed to hospitality acquisitions.  There are no contractual restrictions or penalties related to the use of these funds for purposes other than acquisitions.  The Company is obligated to replace these funds promptly as it has the ability to do so.  The Company is exploring opportunities to satisfy its long term capital needs as well as replenish the acquisition fund.  There can be no assurance that the Company will be able to obtain the funding to replace these funds, however, the Company believes the growth of the Company is in the best interest of all shareholders.

The Company did not declare a common stock dividend during 2014, 2013 or 2012.  In December 2013, the Company announced the suspension of the regular dividends on its outstanding preferred stock to preserve capital and improve liquidity.  The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy.

Possible sources of liquidity to fund the longer-term liquidity needs, pay the preferred dividends, and satisfy the commitment to RES, include additional secured or unsecured debt financings, and /or proceeds from public or private issuances of debt or equity securities.

The Company has had recurring losses from operations and has a substantial amount of debt maturing in 2015 for which the Company does not have committed funding sources. Our ability to continue as a going concern is dependent on many factors, including among other things, improvements in our operations results, our ability to sell properties and our ability to refinance maturing debt.  While, as described above, the Company has plans to address these liquidity needs, there can be no assurance that the Company will be successful in those efforts. Consequently, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements have been issued.

Subscription Rights Offering

The Company concluded a subscription rights offering on June 6, 2014. Each subscription right entitled its holder to purchase one share of common stock of the Company for $1.60 per share. Subscription rights to purchase 1,787,204 shares of common stock were exercised for $2,859,526, of which $2,000,000 was paid by the conversion of a loan owed by the Company to RES. The Company incurred issuance costs of $217,852.

Financing

At December 31, 2014, we had long-term debt of $74.3 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 2.0 years and a weighted average fixed interest rate of 6.5%.  The Company has no variable interest rate loans as of December 31, 2014.    Debt is classified as held for use if the properties collateralizing it are not held for sale.  Debt is classified as held for sale if the properties collateralizing it are held for sale.  Debt associated with assets held for sale is classified in the table below as due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year.  Aggregate annual principal payments on debt associated with assets held for use for the next five years and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
2015	$18,410	$28,462	$46,872
2016	0	2,124	2,124
2017	0	42,693	42,693
2018	0	998	998
2019	0	0	0
Thereafter	0	0	0
	$18,410	$74,277	$92,687

2015 Maturities

At December 31, 2014,  we had  $46.9 million of principal due in 2015. Of this amount,  $42.1 million of principal is due in 2015 pursuant to the notes and mortgages evidencing such debt.  The remaining $4.8 million is associated with loans on assets held for sale and is not contractually due in 2015 unless the related assets are sold. The maturities comprising the $42.1 million consist of:

•	a $10.7 million balance on a mortgage loan with GE;
•	an $11.9 million balance on a mortgage loan with Citigroup Global Markets Realty Corp.;
•	an $8.3 million balance on a mortgage loan with Middle Patent Capital, LLC;
•	a $7.9 million balance on the revolving credit facility with Great Western Bank;
•	a $1.4 million balance on a mortgage loan with Great Western Bank; and
•	approximately $1.9 million of principal amortization on mortgage loans.

The maturity date on the $10.7 million GE loan has been extended to December 15, 2015 and a required principal payment of $0.3 million was paid on the loan in February 2015. All of the GE loans are cross collateralized and the 15 assets securing the loans outstanding at December 31, 2014 are treated as a pool. As of December 31, the Company has eight GE hotel assets classified as held for sale. The required principal payment upon the sale of these eight hotels is approximately $14.2 million. If these hotels are sold, the Company believes the net proceeds from the sale of these hotels will be sufficient to make this principal payment and thereby satisfy the debt with GE maturing in 2015. If the hotels are not sold, the Company will attempt to refinance the debt with GE.

The Company’s plan is to refinance the other debt maturing in 2015 with current or future lenders.

2014 Transactions

On January 9, 2014, the Company entered into an unsecured convertible loan agreement with RES, whereby the Company borrowed $2.0 million. On June 6, 2014, RES applied the amount owed to it under the loan to purchase 1,250,000 shares of the common stock issued in a subscription rights offering by the Company.

On March 14, 2014, our loan facilities with GE were amended to require that, through the term of the loans, we maintain: (a) a minimum before dividend fixed charge coverage ratio (FCCR) with respect to our GE-encumbered properties (based on a rolling 12-month period) of 1.20:1; (b) a maximum loan to value ratio with respect to our GE-encumbered properties of 60%; (c) a minimum before dividend consolidated FCCR (based on a rolling 12-month period) of 1.00:1; and (d) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 1.00:1.  The GE amendment, among other things, also: (a) provided that the consolidated FCCRs are not required to be tested as of the end of any fiscal quarter if the loan to value ratio with respect to our GE-encumbered properties is 60% or less; (b) implemented changes beneficial to the Company regarding release of collateral, prepayment fees and loan reamortizations; (c) required that any variable rate loans remaining outstanding as of December 31, 2014 be converted to fixed rate loans bearing interest at 4.75%; and (d) required payment of a $380,000 modification fee.

On August 1, 2014, our credit facilities with Great Western Bank were amended to, among other things, extend the maturity date of the revolving credit facility from August 30, 2014 to June 30, 2015, reduce the interest rate on the revolving credit facility from 4.95% to 4.50% and provide for the application of net proceeds of certain hotels to the loans under the credit facilities.

On November 20, 2014, the credit facilities with Great Western Bank were amended to modify the maximum consolidated leverage ratio covenant in the loan agreement from 4.25:1 to 3.50:1 and exclude certain non-cash derivative liabilities from future calculations of such covenant.

On December 30, 2014 and on February 17, 2015, the Company entered into modification agreements with respect to the Company’s loan facilities with GE.  The first modification agreement, among other things, extended the maturity date of the loan under the facilities with a $10.7 million outstanding principal balance from December 31, 2014 to March 2, 2015 and required a $350,000 principal payment, which was paid in February 2015. The second modification agreement extended the maturity date of the loan from March 2, 2015 to December 15, 2015.

Hotels Sold

On March 10, 2014, the Company sold a Super 8 in Shawano, Wisconsin (55 rooms) for gross sale proceeds of $1.1 million. Net proceeds were used to pay off the associated loan and reduce the balance of the revolving credit facility with Great Western Bank.

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

On October 15, 2014, the Company sold a Days Inn in Sioux Falls, South Dakota (Empire) (79 rooms) for gross proceeds of $2.3 million. Net proceeds were used to reduce the debt with GE.

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

Financial Covenants

The key financial covenants for certain of our loan agreements and compliance calculations as of December 31, 2014 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement).  As of December 31, 2014, we were in compliance with our financial covenants.  As a result, at December 31, 2014,  we are not in default under the terms of any of our loans.

(Dollars in thousands)	December 31,	December 31,
Great Western Bank Covenants	2014	2014
Consolidated debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(16,259)
Net adjustments per loan agreement		32,326
Adjusted NOI per loan agreement (A)		$16,067

Interest expense per financial statements -
continuing operations		7,177
Interest expense per financial statements -
discontinued operations		1,357
Total interest expense per financial statements		$8,534

Net adjustments per loan agreement		1,441
Debt service per loan agreement (B)		$9,975

Consolidated debt service coverage ratio		1.61 : 1
* Calculations based on prior four quarters

(Dollars in thousands)	December 31,	December 31,
Great Western Bank Covenants	2014	2014
Loan-specific debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.20:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(16,259)
Net adjustments per loan agreement		18,088
Adjusted NOI per loan agreement (A)		$1,829

Interest expense per financial statements -
continuing operations		7,177
Interest expense per financial statements -
discontinued operations		1,357
Total interest expense per financial statements		$8,534

Net adjustments per loan agreement		(7,459)
Debt service per loan agreement (B)		$1,075

Loan-specific debt service coverage ratio		1.70 : 1
* Calculations based on prior four quarters

(Dollars in thousands)	December 31,	December 31,
Great Western Bank Covenants	2014	2014
Consolidated loan to value ratio	Requirement	Calculation
calculated as follows:	≤70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$92,687
Value (B)		$195,646
Consolidated loan to value ratio		47.4%

(Dollars in thousands)	December 31,	December 31,
Great Western Bank Covenants	2014	2014
Loan-specific loan to value ratio	Requirement	Calculation
calculated as follows:	≤70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$9,311
Value (B)		$26,063
Loan-specific loan to value ratio		35.7%

(Dollars in thousands)	December 31,	December 31,
Great Western Bank Covenants	2014	2014
Consolidated leverage ratio	Requirement	Calculation
calculated as follows:	≤ 3.50
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements		$119,691
Net adjustments per loan agreement		(20,337)
Total liabilities per loan agreement (A)		$99,354

Total assets per financial statements		$146,444

Total liabilities per financial statements		$119,691
Net adjustments per loan agreement		(20,337)
Total liabilities per loan agreement		$99,354

Tangible net worth per loan agreement (B)		$47,090

Consolidated Leverage Ratio		2.11

The credit facilities with Great Western Bank also require that we not pay dividends in excess of 75% of our funds from operations per year. The credit facilities currently consist of a $12.5 million revolving credit facility and a term loan in the original principal amount of $7.5 million. The credit facilities provide for $12.5 million of availability under the revolving credit facility, subject to the limitation that the loans available to us through the revolving credit facility and remaining term loan may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20 to 1.  After the remaining term loan is repaid, the $12.5 million of availability under the revolving credit facility will be reduced by the amount of net proceeds from sales of hotels encumbered by Great Western Bank. At December 31, 2014, the revolving credit facility was fully available and the outstanding balance was $7.9 million.

(Dollars in thousands)	December 31,	December 31,
GE Covenants	2014	2014
Loan-specific fixed charge coverage ratio	Requirement	Calculation
calculated as follows: *	≥ 1.20:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(16,259)
Net adjustments per loan agreement		20,854
Adjusted EBITDA per loan agreement (A)		$4,595

Interest expense per financial statements -
continuing operations		7,177
Interest expense per financial statements -
discontinued operations		1,357
Total interest expense per financial statements		$8,534

Net adjustments per loan agreement		(5,161)
Fixed charges per loan agreement (B)		$3,373
Loan-specific fixed charge coverage ratio		1.36 : 1
* Calculations based on prior four quarters

(Dollars in thousands)	December 31,	December 31,
GE Covenants	2014	2014
Loan-specific loan to value ratio	Requirement	Calculation
calculated as follows:	≤ 60.0%
Loan balance (A) / Value (B)
Loan balance (A)		$26,059

Value (B)		$43,790

Loan-specific loan to value ratio		59.5%

The financial covenants under our loan facilities with GE also require that, through the term of the loans, we maintain: (a) a minimum before dividend consolidated fixed charge coverage ratio (FCCR) (based on a rolling 12-month period) of 1.00:1 as of December 31, 2014 and thereafter; and (b) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 1.00:1 as of December 31, 2014 and thereafter. However, the consolidated FCCRs are not required to be tested as of the end of any fiscal quarter if the loan to value ratio with respect to our GE-encumbered properties is 60% or less.

As of December 31, 2014, our loan to value ratio with respect to our GE encumbered properties was 59.5%. As a result, our consolidated FCCRs are not required to be tested as of December 31, 2014. While the consolidated FCCRs were not required to be tested, the Company’s FCCRs were in compliance with the required threshold.

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

Acquisition of Hotels

There were no hotel acquisitions made during 2014 or 2013.

On May 25, 2012, we acquired the wholly-owned property, Hilton Garden Inn in Dowell, Maryland.  The fair value of the investment in hotel properties, included within the Consolidated Balance Sheet, is $11.5 million. Total revenues included in the consolidated statement of operations for the twelve months ended December 31,  2014 and 2013  and since the date of acquisition in 2012 are $3.1 million, $3.3 million and $2.2 million, respectively. Total net income included in the consolidated statement of operations for the twelve months ended December 31,  2014 and 2013 and since the date of acquisition in 2012 is $0.8 million, $0.8 million and $0.6 million, respectively. Additionally, $0.2 million of acquisition costs are included in acquisition and termination expense.

Disposition of Hotels

Sale Date				Sale Price
2014	Hotel Location	Brand	Rooms	(millions)
March	Shawano, WI	Super 8	55	$1.1
April	Brooks, KY	Baymont Inn	65	1.7
May	Omaha, NE (West Dodge)	Super 8	101	1.6
June	Boise, ID	Super 8	108	2.8
June	Clarinda, IA	Super 8	40	1.7
June	Norfolk, NE	Super 8	64	1.4
July	Jonesboro, GA	Savannah Suites	172	1.4
August	Stone Mountain, GA	Savannah Suites	140	1.5
September	Moberly, MO	Super 8	60	1.7
September	Omaha, NE ("M" Street)	Super 8	116	1.9
October	Sioux Falls, SD (Empire)	Days Inn	79	2.3
October	Shreveport, LA	Days Inn	148	1.3
November	Terre Haute, IN	Super 8	117	1.9
			1,265	$22.3

In 2013, seventeen hotels with 1,549 rooms were sold for $22.05 million. In 2012, a total of fifteen hotels with 1,250 rooms were sold for $25.47 million.  Sale proceeds were primarily used to reduce debt.

Operating Partnership Units

We own, through our subsidiary, Supertel Hospitality REIT Trust, an approximate 99% partnership interest in Supertel Limited Partnership, through which we own 21 of our hotels.  We are the sole general partner of the limited partnership, and the remaining approximate 1% is held by limited partners who transferred property interests to us in return for limited partnership interests in Supertel Limited Partnership.  These limited partners hold, as of December 31, 2014,  97,008 common operating partnership units. Each limited partner of Supertel Limited Partnership may, subject to certain limitations, require that Supertel Limited Partnership redeem all or a portion of his or her common units, at any time after a specified period following the date he or she acquired the units, by delivering a redemption notice to Supertel Limited Partnership. When a limited partner tenders his or her common units to the partnership for redemption, we can, in our sole discretion, choose to purchase the units for either (1) a number of our shares of common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of our shares of common stock the limited partner would have received if we chose to purchase the units for common stock. We anticipate that we generally will elect to purchase the common units for common stock.

Contractual Obligations

Below is a summary of certain obligations from continuing operations that will require capital (in thousands) as of December 31,  2014:

	Payments Due by Period
					More than
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	5 Years
Long-term debt, including interest	$82,962	$32,510	$49,446	$1,006	$0
Land leases	4,250	228	276	127	3,619
Total contractual obligations	$87,212	$32,738	$49,722	$1,133	$3,619

The column titled “Year 1” represents payments due for 2015.  Long-term debt includes debt on properties classified as held for use.  The debt related to the nine held for sale properties in discontinued operations and the three held for sale properties in continuing operations (which are expected to be sold in the next 12 months, with the respective debt paid) of $18.4 million is not included in the table above.

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

During the twelve months ended December 31, 2014, a trigger event, as described in ASC 360-10-35, occurred for one hotel property held for use in which the carrying value of the hotel exceeded the sum of the undiscounted cash flow expected over its remaining anticipated holding period and from its disposition. The property  was then tested to determine if the carrying amount was recoverable. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment – Overall—Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability, the Company uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition. In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotel are determined by management, based on discussions with our asset management group and our third party management companies. The property is then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment – Overall – Implementation. In this analysis, the Company completes a detailed review of the hotel’s market conditions and future prospects, which incorporates specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. Based on the results of this analysis, it was determined that the Company’s investment in the subject property was fully recoverable; accordingly, no impairment was recognized.

When it is determined that the investment in a hotel property is not recoverable, in accordance with FASB ASC 360-10-55, the Company calculates the excess of the carrying value of the property in comparison to the fair value at the date of measurement. Fair value is determined with the assistance of independent real estate brokers and revenue multiples based on the Company’s experience with hotel sales in the current year as well as available industry information, considered Level 3 inputs. In 2014 there was no impairment recorded for the twelve months ended December 31, 2014; however, there was $0.1 million of impairment recovery on one property subsequently reclassified as held for use in the three months ended March 31, 2014.

During 2013, the analysis above was used to determine that a trigger event occurred for two of our held for use properties. In each case the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition.  Each property was then tested to determine if the carrying amount was recoverable using property specific assumptions.  Based on the results of this analysis, it was determined that the Company’s investment in the subject properties was not fully recoverable; accordingly, impairment of $2.2 million was recognized.

During 2012,  no trigger events occurred for hotel properties held for use. There was $0.3 million of impairment recovery on one property subsequently reclassified as held for use.

Held  For Sale

On October 1, 2014, the Company adopted ASU 2014-08 “Presentation of Financial Statements” (topic 205) and Property, Plant, and Equipment (topic 360): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity which requires the results of operations of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when they meet the criteria in paragraph 205-20-45-1E to be classified as held for sale or are disposed of by sale.  Components of the entity that meet the held for sale criteria and were reported in Discontinued Operations in a previous filing, are to continue to be reported as discontinued operations. We anticipate that most of our hotel dispositions going forward will not meet the criteria of a strategic shift and will not be reported in discontinued operations.

The Company has twelve hotel properties that meet the classification for held for sale as of December 31, 2014.  None of the twelve hotels represented a strategic shift in operations; however, nine of the Held for Sale hotel properties were reported as discontinued operations in the September 30, 2014 10Q filing and in accordance with the ASU 2014-08 will remain in discontinued operations in the December 31, 2014 Consolidated Statements of Operations along with the operations related to the 13 hotels sold during 2014.  The three hotel properties that met the criteria for held for sale subsequent to the adoption are reported in continuing operations in the December 31, 2014 Consolidated Statements of Operations.

Level 3 inputs were used to determine impairment losses on properties held for sale. At December 31, 2014, there were 12 hotel properties that met the criteria for classification as held for sale. In accordance with ASU 2014-08 in the Consolidated Statements of Operations three of the held for sale hotels are reflected in continuing operations and nine of the hotels are reflected in discontinued operations. The amount of impairment and recovery of previously recorded impairment recorded in the years ended 2014, 2013 and 2012 on properties classified as held for sale and sold is shown in the table below (in thousands):

	For the years ending December 31,
	2014		2013		2012

	Number	Impairment	Number	Impairment	Number	Impairment
	of hotels	(loss)	of hotels	(loss)	of hotels	(loss)
		recovery		recovery		recovery
Continuing Operations:

Held for Sale Hotels:

Impairment loss	2	$(1,388)	1	$(200)	1	$(363)
Recovery of Impairment	0	0	0	0	0	0

Net Impairment loss on
Held for Sale Hotels Reported
in Continuing Operations	2	$(1,388)	1	$(200)	1	$(363)

Discontinued Operations:

Held for Sale Hotels:

Impairment loss	3	$(1,824)	2	$(1,520)	0	$0
Recovery of Impairment	1	390	0	0	0	0

Subtotal Held for Sale Hotels	4	$(1,434)	2	$(1,520)	0	$0

Sold Hotels:

Impairment loss	5	$(626)	12	$(3,299)	20	$(10,149)
Recovery of Impairment	4	408	5	171	2	74

Subtotal Sold Hotels	9	$(218)	17	$(3,128)	22	$(10,075)

Net Impairment loss on Held for
Sale and Sold Hotels Reported
in Discontinued Operations	13	$(1,652)	19	$(4,648)	22	$(10,075)

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

These assessments have a direct impact on our net earnings. Should we change the expected useful life or classification of particular assets, it would result in a change in depreciation expense and annual net earnings.

Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and for net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the need for a valuation allowance must consider positive and negative evidence, and the weight given to the potential effects of such positive and negative evidence is based on the extent to which it can be objectively verified. See Note 8 to the Consolidated Financial Statements for information on the tax valuation allowance for 2014, 2013 and 2012.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk Information

The market risk associated with financial instruments and derivative financial or commodity instruments is the risk of loss from adverse changes in market prices or rates.  Our market risk related to our derivative liabilities is the risk that fair values will fluctuate owing to changes in the Company’s common share price as well as changes in interest rates. Other market risk arises primarily from interest rate risk relating to variable rate borrowings.  Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows.  In order to achieve this objective, we have used both long term fixed rate loans and variable rate loans from institutional lenders to finance our hotels. As of December 31, 2014, we have no variable rate borrowings. We are not currently using derivative financial or commodity instruments to manage interest rate risk.

Management monitors our interest rate risk closely.  The table below presents the annual maturities, weighted average interest rates on outstanding debt, excluding debt related to hotel properties held for sale, at the end of each year and fair values required to evaluate the expected cash flows under debt and related agreements, and our sensitivity to interest rate changes at December 31, 2014.  Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value

Fixed Rate Debt	$28,462	$2,124	$42,693	$998	$0	$0	$74,277	$74,518
Average Interest Rate	6.80%	6.00%	5.70%	4.80%	0.00%	0.00%	6.50%

As the table incorporates only those exposures that exist as of December 31, 2014, it does not consider exposures or positions that could arise after that date.  As a result, our ultimate change in interest expense with respect to interest rate fluctuations would depend on the exposures that arise after December 31, 2014.

Item 8.    Financial Statements and Supplementary Data

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Supertel Hospitality, Inc.:

We have audited the accompanying consolidated balance sheets of Supertel Hospitality, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three‑year period ended December 31, 2014.  In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supertel Hospitality, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a substantial amount of debt maturing in 2015 for which the Company does not have committed funding sources. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 5 to the consolidated financial statements, the Company has changed its method of accounting for discontinued operations as of October 1, 2014 on a prospective basis due to the adoption of Accounting Standards Update 2014-08.

(signed) KPMG LLP

Omaha, Nebraska
March 23, 2015

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of
	December 31,	December 31,
	2014	2013

ASSETS
Investments in hotel properties	$182,262	$183,160
Less accumulated depreciation	68,533	65,933
	113,729	117,227

Cash and cash equivalents	173	45
Accounts receivable, net of allowance for
doubtful accounts of $25 and $20	1,190	1,083
Prepaid expenses and other assets	4,262	4,000
Deferred financing costs, net	1,637	2,601
Investment in hotel properties, held for sale, net	25,453	47,129

	$146,444	$172,085

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$6,666	$7,745
Derivative liabilities, at fair value	20,337	5,907
Debt related to hotel properties held for sale	18,410	41,087
Long-term debt	74,277	76,958
	119,690	131,697

Redeemable preferred stock
10% Series B, 800,000 shares authorized; $.01 par value,
332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662

EQUITY
Shareholders' equity
Preferred stock, 40,000,000 shares authorized;
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270
shares outstanding, liquidation preference of $8,033	8	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000
shares outstanding, liquidation preference of $30,000	30	30
Common stock, $.01 par value, 200,000,000 shares authorized;
4,692,965 and 2,897,539 shares outstanding	47	29
Additional paid-in capital	137,900	135,293
Accumulated deficit	(118,983)	(102,747)
Total shareholders' equity	19,002	32,613

Noncontrolling interest
Noncontrolling interest in consolidated partnership,
redemption value $25 and $87	90	113

Total equity	19,092	32,726

	$146,444	$172,085

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2014	2013	2012

REVENUES
Room rentals and other hotel services	$57,409	$53,782	$55,733

EXPENSES
Hotel and property operations	43,256	42,044	41,235
Depreciation and amortization	6,437	6,258	6,293
General and administrative	4,192	3,923	3,908
Acquisition and termination expense	0	713	240
Terminated equity transactions	76	1,050	0
	53,961	53,988	51,676

EARNINGS (LOSS) BEFORE NET GAIN (LOSS)
ON DISPOSITIONS OF ASSETS, OTHER INCOME,
INTEREST EXPENSE, AND INCOME TAXES	$3,448	$(206)	$4,057

Net gain (loss) on dispositions of assets	1	(47)	(9)
Derivative gain (loss)	(14,430)	10,028	(247)
Other income	116	34	103
Interest expense	(7,019)	(5,399)	(5,054)
Loss on debt extinguishment	(158)	(458)	(138)
Impairment	(1,269)	(2,438)	(97)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	$(19,311)	$1,514	$(1,385)

Income tax expense	0	0	6,552

EARNINGS (LOSS) FROM CONTINUING
OPERATIONS	$(19,311)	$1,514	$(7,937)

Gain (loss) from discontinued operations, net of tax	3,052	(2,867)	(2,283)

NET LOSS	$(16,259)	$(1,353)	$(10,220)

Loss attributable to noncontrolling interest	23	2	10

NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(16,236)	$(1,351)	$(10,210)

Preferred stock dividends declared and undeclared	(3,452)	(3,349)	(3,169)

NET LOSS ATTRIBUTABLE
TO COMMON SHAREHOLDERS	$(19,688)	$(4,700)	$(13,379)

NET EARNINGS (LOSS) PER COMMON
SHARE - BASIC AND DILUTED
EPS from continuing operations	(5.84)	(0.64)	(3.85)
EPS from discontinued operations	0.79	(0.99)	(0.79)
EPS Basic and Diluted	$(5.05)	$(1.63)	$(4.64)

AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS
Loss from continuing operations
after preferred dividends, net of tax	(22,740)	(1,833)	(11,096)
Discontinued operations, net of tax	3,052	(2,867)	(2,283)
Net loss	$(19,688)	$(4,700)	$(13,379)

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Years ended December 31, 2014, 2013, and 2012

	Preferred	Preferred	Common		Additional		Total
	A	C	Stock	Common	Paid-In	Accumulated	Shareholder	Noncontrolling	Total
	Stock	Stock	Warrants	Stock	Capital	Deficit	Equity	Interest	Equity

Balance at
January 1, 2012	$8	$0	$252	$29	$121,821	$(85,398)	$36,712	$135	$36,847

Stock-based compensation	0	0	0	0	44	0	44	0	44

Preferred stock offering	0	30	0	0	13,129	0	13,159	0	13,159

Preferred dividends	0	0	0	0	0	(3,169)	(3,169)	0	(3,169)

Net loss	0	0	0	0	0	(10,210)	(10,210)	(20)	(10,230)

Balance at
December 31, 2012	$8	$30	$252	$29	$134,994	$(98,777)	$36,536	$115	$36,651

Stock-based compensation	0	0	0	0	47	0	47	0	47

Warrant expiration	0	0	(252)	0	252	0	0	0	0

Preferred dividends	0	0	0	0	0	(2,619)	(2,619)	0	(2,619)

Net loss	0	0	0	0	0	(1,351)	(1,351)	(2)	(1,353)

Balance at
December 31, 2013	$8	$30	$0	$29	$135,293	$(102,747)	$32,613	$113	$32,726

Stock-based compensation	0	0	0	0	34	0	34	0	34

Rights offering	0	0	0	18	2,573	0	2,591	0	2,591

Net loss	0	0	0	0	0	(16,236)	(16,236)	(23)	(16,259)

Balance at
December 31, 2014	$8	$30	$0	$47	$137,900	$(118,983)	$19,002	$90	$19,092

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,259)	$(1,353)	$(10,220)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	6,549	7,294	8,788
Amortization of deferred financing costs	1,450	1,124	628
Amortization of debt discount	38	0	0
Gains on dispositions of assets	(2,750)	(1,806)	(7,833)
Stock-based compensation expense	34	47	44
Provision for impairment loss	2,921	7,086	10,172
Unrealized (gain) loss on derivative instruments	14,430	(10,028)	247
Gain on debt conversion	(88)	0	0
Amortization of warrant issuance cost	58	58	53
Deferred income taxes	0	0	5,610
Changes in operating assets and liabilities:
(Increase) decrease in assets	(63)	593	1,192
Decrease in liabilities	(933)	(998)	(2,098)
Net cash provided by operating activities	5,387	2,017	6,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(3,374)	(5,133)	(8,462)
Acquisition and development of hotel properties	0	0	(11,500)
Proceeds from sale of hotel assets	21,316	20,746	24,185
Net cash provided by investing activities	17,942	15,613	4,223

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(485)	(1,081)	(2,422)
Principal payments on long-term debt	(22,207)	(34,033)	(61,204)
Proceeds from long-term debt, net	0	10,671	39,172
Payments on revolving debt	(30,843)	(38,478)	(31,897)
Proceeds from revolving debt	29,692	47,064	20,905
Redemption of operating partnership units	0	0	(114)
Distributions to noncontrolling interest	0	0	(10)
Preferred stock offering	0	0	28,806
Proceeds from common stock issued in rights offering	860	0	0
Rights offering issuance costs	(218)	0	0
Dividends paid to preferred shareholders	0	(2,619)	(3,430)
Net cash used in financing activities	(23,201)	(18,476)	(10,194)

Increase (decrease) in cash and cash equivalents	128	(846)	612

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	45	891	279

CASH AND CASH EQUIVALENTS, END OF YEAR	$173	$45	$891

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$7,119	$8,496	$9,640

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Dividends declared preferred	$0	$3,349	$3,169
Unamortized debt discount	$113	$0	$0
Convertible loan embedded derivative	$(151)	$0	$0
Debt converted to common stock	$(2,000)	$0	$0
Common stock issued on conversion of debt	$1,950	$0	$0

See accompanying notes to consolidated financial statements.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

Note 1.  Organization and Summary of Significant Accounting Policies

Description of Business

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994. We reincorporated in Maryland on November 19, 2014. SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”).  All of the Company’s interests in 47 properties with the exception of furniture, fixtures and equipment on 40 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, SLP or Solomons Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”). The Company’s interests in nine properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), BMI Alexandria, LLC (BAL) or SPPR-Dowell, LLC (SDLLC). SHI, through Supertel Hospitality REIT Trust, is the sole general partner in SLP and at December 31, 2014 owned approximately 99% of the partnership interests in SLP.  SLP owns 100% of Solomons GP, LLC, and Solomons GP, LLC is the general partner in SBILP. At December 31, 2014, SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc.,  SPPR Holdings, Inc. (SPPRHI), BMI Alexandria Holdings, Inc. (BAHI) and SPPR-Dowell Holdings, Inc. (SDHI). SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, SLP owned 100% of SSBLLC, SLP and BAHI owned 99% and 1% of BAL, respectively, and SLP and SDHI owned 99% and 1% of SDLLC, respectively.  References to “we”, “our”, and “us” herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of December 31, 2014, the Company owned 56 limited service hotels.  All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”) and Cherry Cove Hospitality Management, LLC (“Cherry Cove”).

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

HMA manages 15 Company hotels in Arkansas, Louisiana, Kentucky, Indiana, Virginia and Florida. Strand manages the Company’s five economy extended-stay hotels in Georgia and South Carolina as well as 13 additional Company hotels located in Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia. Kinseth manages 22 Company hotels in seven states primarily in the Midwest. Cherry Cove manages one hotel in Maryland. Each of the management agreements with HMA, Strand and Kinseth expire on May 31, 2015, and the management agreement with Cherry Cove expires on May 24, 2015.  The management agreements renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

Each of HMA, Strand, Kinseth and Cherry Cove receives a monthly management fee with respect to the hotels they manage equal to 3.5% of the gross hotel revenue and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

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

Liquidity

The following disclosure and analysis is pursuant to ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter.  Early adoption is permitted and the Company adopted the standard on December 31, 2014.  ASU 2014-15 requires the Company to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued.  To satisfy the requirements of the new standard, the Company’s evaluation considered a 15 month period beginning January 1, 2015.

The Company annually performs a liquidity analysis to determine if expected hotel operating cash flow is sufficient to cover all of the Company’s obligations as they become due, in this case, beginning on January 1, 2015 and ending on March 31, 2016.  Our initial analysis considered only available cash and operating cash inflows without consideration of cash inflows from transactions that are either identified or in process, but were not yet finalized, such as proceeds on asset dispositions or proceeds from financing transactions.

The Company believes the available cash of $0.2 million at December 31, 2014 and cash generated from the operations of the hotels will be sufficient to cover corporate overhead and recurring monthly debt service, estimated to be $5.8 million and $9.4 million (excluding loans maturing in 2015), respectively. We anticipate the hotel operating cash flow will not be sufficient to cover the debt service, overhead, plus all of the $6.5 million of

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

budgeted capital improvements, and therefore capital improvements may be deferred depending upon the actual amounts generated from asset dispositions and financing transactions.

The Company believes that a portion of the cash generated from asset dispositions, if realized, will be sufficient to fund the shortfall associated with the expected capital expenditures.  In response to the liquidity levels, as well as part of our long term plan to divest ourselves of economy and midscale hotels as we transition to upper midscale, upscale and upper upscale hotels, the Company reviews its entire portfolio each year and identifies properties considered non-core and develops timetables for disposal of these assets deemed non-core.  We focus on improving our liquidity through cash generating asset sales and the disposition of assets that are not generating yields consistent with our investment objectives or reinvestment alternatives.  Our ability to dispose of these assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates.

At December 31, 2014, we have 12 hotels held for sale which, if sold, we believe will generate $8.2 million in net proceeds after debt repayment over the 15 month period. Over the last five years, we have sold 60 hotels.  However, with respect to future hotel sales, we cannot predict:

•	whether we will be able to find buyers for identified assets at prices and /or other terms acceptable to us:
•	whether potential buyers will be able to secure financings: and
•	the length of time needed to find a buyer and to close the sale of a property.

In addition, at December 31, 2014, we have $42.1 million of debt maturing in the next twelve months. Since December 31, 2014, we paid $5.6 million, the remaining outstanding balance of $ 36.5 million as of March 19, 2015, for which we do not have committed funding, consists of the following:

•	a $7.8 million balance on a mortgage loan with GE Capital Franchise Finance LLC (“GE”) maturing December 15, 2015;
•	an $8.6 million balance on a revolving line of credit with Great Western Bank maturing June 30, 2015;
•	an $8.3 million balance on a mortgage loan with Middle Patent Capital, LLC maturing June 6, 2015; and
•	an $11.8 million balance on a mortgage loan with Citigroup Global Markets Realty Corp. maturing November 11, 2015.

The Company anticipates that the net proceeds on the sale of GE encumbered assets classified as Held for Sale will be sufficient to repay the maturing GE loan.  The Company plans to meet the obligations at maturity on the Great Western Bank revolving line of credit and the Citigroup Global Markets Realty Corp mortgage loan by using a combination of refinancing and the proceeds from dispositions of two hotels held for sale. The Company anticipates refinancing the loan with Middle Patent Capital, LLC. Over the past two years the lending market has experienced increased liquidity and a relaxing of underwriting standards and as such, we believe we will be able to refinance on similar or perhaps more favorable terms. However, notwithstanding our perception that the lending market has improved somewhat, we may not be successful in our efforts to refinance or repay our maturing debt. As of December 31, 2014 we are not in default under the terms of any of our loans. However on November 12, 2014, the Company received a waiver from Great Western Bank for non-compliance with respect to the consolidated leverage ratio, and on November 20, 2014 the credit facilities were amended to modify the consolidated leverage ratio. The Company believes that we will be compliant under the terms of all of our loans in 2015.

The Company has an obligation to Real Estate Strategies, L.P. (“RES”) to use $25 million of the proceeds from its capital infusion in 2012 to pursue hotel acquisitions.  In February 2012, the Company issued 3.0 million shares of Series C convertible preferred stock to Real Estate Strategies, L.P. which provided $28.6 of net proceeds.  As of February 28, 2015, we have used $9.1 million for debt repayment and $3.7 million for operational funds from the proceeds committed to hospitality acquisitions.  There are no contractual restrictions or penalties related to the

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

use of these funds for purposes other than acquisitions.  The Company is obligated to replace these funds promptly as it has the ability to do so.  The Company is exploring opportunities to satisfy its long term capital needs as well as replenish the acquisition fund.  There can be no assurance that the Company will be able to obtain the funding to replace these funds, however, the Company believes the growth of the Company is in the best interest of all shareholders.

The Company did not declare a common stock dividend during 2014, 2013 or 2012.  In December 2013, the Company announced the suspension of the regular dividends on its outstanding preferred stock to preserve capital and improve liquidity.  The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy.

Possible sources of liquidity to fund the longer-term liquidity needs, pay the preferred dividends, and satisfy the commitment to RES, include additional secured or unsecured debt financings, and /or proceeds from public or private issuances of debt or equity securities.

The Company has had recurring losses from operations and has a substantial amount of debt maturing in 2015 for which the Company does not have committed funding sources. Our ability to continue as a going concern is dependent on many factors, including among other things, improvements in our operations results, our ability to sell properties and our ability to refinance maturing debt. While, as described above, the Company has plans to address these liquidity needs, there can be no assurance that the Company will be successful in those efforts. Consequently, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements have been issued.

Subscription Rights Offering

The Company concluded a subscription rights offering on June 6, 2014. Each subscription right entitled its holder to purchase one share of common stock of the Company for $1.60 per share. Subscription rights to purchase 1,787,204 shares of common stock were exercised for $2,859,526, of which $2,000,000 was paid by the conversion of a loan owed by the Company to RES. The Company incurred issuance costs of $217,852.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

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

In accordance with the provisions of FASB ASC 360-10-45 Property, Plant, and Equipment - Overall - Other Presentation Matters, a hotel is considered held for sale when a contract for sale is entered into, a substantial, nonrefundable deposit has been committed by the purchaser, and sale is expected to occur within one year, or if management has determined to sell the property within one year. Depreciation of these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. If active marketing ceases or the properties no longer meet the criteria to be classified as held for sale, the properties are reclassified as operating and measured at the lower of their (a) carrying amount before the properties were classified as held for sale, adjusted for any depreciation expense that would have been recognized had the properties been continuously classified as operating or (b) their fair value at the date of the subsequent decision not to sell.

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

Discontinued Operations

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other significant disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations that

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

have a major effect on an entity’s operations and financial results should be presented as discontinued operations.  This accounting standard update is effective for annual filings beginning on or after December 15, 2014. Early adoption is permitted only for disposals that have not been previously reported. The Company adopted the pronouncement on October 1, 2014. As a result of the early adoption of ASU Update No. 2014-08, we anticipate that most of our hotel dispositions not already shown as discontinued operations will not be classified as discontinued operations as most will not fit this description.

Income Taxes

The Company qualifies and intends to continue to qualify as a REIT under applicable provisions of the Internal Revenue Code, as amended.  In general, under such Code provisions, a trust which has made the required election and, in the taxable year, meets certain requirements and distributes to its shareholders at least 90% of its REIT taxable income will not be subject to federal income tax to the extent of the income which it distributes.  Earnings and profits, which determine the taxability of dividends to shareholders, differ from net earnings reported for financial reporting purposes due primarily to differences in depreciation of hotel properties for federal tax purposes.  Except with respect to the TRS Lessee, the Company does not believe that it will be liable for significant federal or state income taxes in future years.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2012, 2013 and 2014.

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease its hotels to one or more wholly owned taxable REIT subsidiaries (“TRS”) and may continue to qualify as a REIT provided that the TRS enters into management agreements with an “eligible independent contractor” that will manage the hotels leased by the TRS.  The Company formed the TRS Lessee and, effective January 1, 2002, the TRS Lessee leased all of the hotel properties.  The TRS Lessee is subject to taxation as a C-Corporation.  The TRS Lessee has incurred operating losses for financial reporting and federal income tax purposes for 2014, 2013 and 2012.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  However, fair value accounting requires bifurcation of certain embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement at their fair value for accounting purposes.  The conversion feature embedded in the Series C convertible preferred stock was evaluated, and it was determined that the conversion features should be bifurcated from its host instrument and accounted for as a freestanding derivative.  In addition the common stock warrants issued with the Series C convertible preferred stock were also determined to be freestanding derivatives.  The following summarizes our derivative liabilities at December 31, 2014 and 2013:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2014	2013
Series C preferred embedded derivative	$13,804	$3,761
Warrant derivative	6,533	2,146
Derivative liabilities, at fair value	$20,337	$5,907

The Series C convertible preferred stock embedded derivative and the warrant derivative are recorded at fair value, with a corresponding adjustment to derivative gain (loss). The derivatives are reported as a derivative liability on the accompanying consolidated balance sheets as of December 31, 2014 and will be adjusted to their fair values at each reporting date.

The amendment to the Company’s articles of incorporation, setting forth the terms of the Series C convertible preferred stock, the host instrument, includes an antidilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $8.00 per share.  Accordingly, we bifurcated the embedded conversion feature which is shown as a derivative liability recorded at fair value on the accompanying consolidated balance sheets as of December 31, 2014. As a result of a subscription rights offering by the Company which concluded on June 6, 2014, the conversion price of the Series C convertible stock, pursuant to its terms, was adjusted to $1.60, the exercise price of the subscription rights for a share of common stock. The antidilution provision continues to be in effect, and treatment of the embedded conversion feature as a derivative liability remains unchanged.

The agreement setting forth the terms of the common stock warrants issued to the holders of the Series C convertible preferred stock also includes an antidilution provision that requires a reduction in the warrant’s exercise price of $9.60 should the conversion ratio of the Series C convertible preferred stock be adjusted due to antidilution provisions. Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the accompanying consolidated balance sheets as of December 31, 2014. As a result of a subscription rights offering by the Company which concluded on June 6, 2014, the exercise price of the warrants for a share of common stock was adjusted to $1.92, equal to 120% of the adjusted conversion price of the Series C convertible preferred stock. The antidilution provision remains in effect, and treatment of the warrants as a derivative liability remains unchanged.

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

The initial fair value of the conversion feature was determined to be $150,538 and was recorded as a derivative liability with the offset recorded as a debt discount against the $2.0 million convertible loan. Embedded derivatives are to be recorded at fair value each period with the changes in value recorded to earnings. RES applied the amount owed to it under the loan to purchase 1,250,000 shares of the common stock issued. On June 11, 2014,

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

the effective purchase date, $1,950,000, the fair value of the shares issued, was recorded in equity, and a gain of $88,000 was recorded in other income to reflect the change in fair value from March 31, 2014 to the date of conversion of the convertible loan, amortized debt discount, and the separately accounted for embedded derivative. Amortization of $38,000 of the initial debt discount of $150,538 was determined using the straight line method, which approximates the effective interest method, and was reflected in interest expense.  The amortization expense was calculated through the date of conversion.  In addition, $11,267 of loan expense which was shown in the balance sheet as deferred financing was released and reflected in loss on debt extinguishment upon conversion in the statement of earnings.

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

Financial instruments

As of December 31, 2014, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

	Fair Value at
	December 31, 2014	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$13,804	$0	$0	$13,804
Warrant derivative	6,533	0	0	6,533
	$20,337	$0	$0	$20,337

	Fair Value at
	December 31, 2013	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$3,761	$0	$0	$3,761
Warrant derivative	2,146	0	0	2,146
	$5,907	$0	$0	$5,907

There were no transfers between levels during the year to date ended December 31, 2014.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations in Derivative gain (loss) during the period.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

	Year ending				Year ending
	December 31, 2014				December 31, 2013
	Series C		Convertible		Series C		Convertible
	preferred		loan		preferred		loan
	embedded	Warrant	embedded		embedded	Warrant	embedded
	derivative	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value,
beginning of period	$3,761	$2,146	$0	$5,907	$7,205	$8,730	$0	$15,935
Net unrealized (gains)
losses on derivatives	10,043	4,387	0	14,430	(3,444)	(6,584)	0	(10,028)
Purchases and issuances	0	0	151	151	0	0	0	0
Sales and settlements,
included in
derivative gain (loss)	0	0	(151)	(151)	0	0	0	0
Gross transfers in	0	0	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0	0	0
Fair value, end of period	$13,804	$6,533	$0	$20,337	$3,761	$2,146	$0	$5,907

Changes in realized (gains)
losses, included in
income on
instruments held
at end of period	$0	$0	$0	$0	$0	$0	$0	$0
Changes in unrealized
(gains) losses, included
in income on
instruments held
at end of period	$10,043	$4,387	$0	$14,430	$(3,444)	$(6,584)	$0	$(10,028)

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the hierarchy. The carrying value and estimated fair value of the Company’s debt as of December 31, 2014 and December 31, 2013 are presented in the table below:

	Carrying Value		Estimated Fair Value
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Held for use	$74,277	$76,958	$74,518	$68,614
Held for sale	18,410	41,087	17,820	37,055
Total	$92,687	$118,045	$92,338	$105,669

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

Partnership Units in SLP

At December 31, 2014, 2013, and 2012 there were 97,008 units, each year, of SLP common operating units outstanding. These units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts allocated to the limited partners holding common operating units (whose units are convertible on a one-to-one basis to common shares) since their share of earnings (loss) would be added back to earnings (loss).

Preferred Stock of SHI

At December 31, 2014, 2013 and 2012, there were 803,270 shares, of Series A Preferred Stock outstanding. The Series A Preferred Stock is not convertible into common stock, therefore, there is no dilutive effect on earnings per share. The conversion rights of the Series A Preferred Stock were cancelled as of February 20, 2009. On December 11, 2013, the Company’s board of directors elected to suspend the payments of monthly dividends on the outstanding shares of its Series A Preferred Stock.

At December 31, 2014, 2013 and 2012, there were 332,500 shares, of Series B Cumulative Preferred Stock outstanding.  The Series B Cumulative Preferred Stock is not convertible into common stock, therefore, there is no dilutive effect on earnings per share. On December 11, 2013, the Company’s board of directors elected to suspend the payments of monthly dividends on the outstanding shares of its Series B Cumulative Preferred Stock.

At December 31, 2014, 2013 and 2012, there were 3,000,000 shares, of Series C Convertible Preferred Stock outstanding. On December 11, 2013, the Company’s board of directors elected to suspend the payments of monthly dividends on the outstanding shares of its Series C Convertible Preferred Stock.

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

The potential common shares represented by outstanding stock options for the years ended December 31, 2014, 2013 and 2012, are assumed to be repurchased with proceeds from the exercise of stock options with no shares being dilutive for the purposes of calculating earnings per share.

Share-Based Compensation Expense

The Plan is accounted for in accordance with FASB ASC Topic 718 – 10 Compensation – Stock Compensation – Overall, requiring the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The expense recognized in the consolidated financial statements for the years ended December 31, 2014, 2013, and 2012 for share-based compensation related to employees and directors was $34,  $47, and $44, respectively.

Noncontrolling Interest

Noncontrolling interest in SLP represents the limited partners’ proportionate share of the equity in the operating partnership.  Supertel offered to each of the Preferred OP Unit holders the option to extend until October

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

24, 2012 their right to have units redeemed at $10 per unit.  In October 2012,  all of the outstanding preferred operating units were redeemed. There were no common operating units redeemed in 2014, 2013 or 2012 See additional information regarding SLP units in Note 11.

Concentration of Credit Risk

The Company maintained a major portion of its deposits with Great Western Bank, a Nebraska Corporation at December 31, 2014, 2013 and 2012.  The balance on deposit at Great Western Bank may at times exceed the federal deposit insurance limit; however, management believes that no significant credit risk exists with respect to the uninsured portion of this cash balance.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2014	2013	2012
Basic and Diluted Earnings per Share
Calculation:
Numerator: basic and diluted
Net earnings (loss) attributable
to common shareholders:
Continuing operations	$(22,740)	$(1,833)	$(11,096)
Discontinued operations	3,052	(2,867)	(2,283)
Net loss attributable to common
shareholders - total basic and diluted	$(19,688)	$(4,700)	$(13,379)

Denominator:
Weighted average number
of common shares - basic and diluted	3,897,092	2,889,823	2,885,041

Basic and Diluted Earnings
Per Common Share:
Net earnings (loss) attributable
to common shareholders per
weighted average common share:
Continuing operations - basic and diluted	$(5.84)	$(0.64)	$(3.85)
Discontinued operations - basic and diluted	0.79	(0.99)	(0.79)
Total - basic and diluted	$(5.05)	$(1.63)	$(4.64)

Potentially dilutive common shares, if any, have been excluded from the denominator if they are antidilutive to earnings (loss) attributable to common shareholders. The number of weighted average shares of common stock at December 31, 2014 is significantly higher than the outstanding shares at December 31, 2013 and 2012 due to the issuance of common stock from the rights offering during the last month of the second quarter of 2014.

The following table summarizes the weighted average of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

	2014	2013	2012
Preferred operating units	0	0	1,190
Outstanding stock options	8,750	20,063	27,875
Unvested stock awards outstanding	1,541	2,257	602
Warrants	3,750,000	3,750,000	3,426,770
Series C preferred stock	18,750,000	3,750,000	3,389,344
Convertible debt	551,370	0	0
Total potentially dilutive securities
excluded from the denominator	23,061,661	7,522,320	6,845,781

Note 3. Acquisitions and Development

There were no hotel acquisitions and no properties under construction or redevelopment during 2014 or 2013.

On May 25, 2012, we acquired the wholly-owned property, Hilton Garden Inn in Dowell, Maryland. The fair value of the investment in hotel properties, included within the consolidated balance sheet, is $11.5 million. The purchase price was allocated to land, buildings and improvements, and furniture, fixtures and equipment. Total revenues included in the consolidated statement of operations for the twelve months ended December 31, 2014 and 2013 and since the date of acquisition in 2012 are $3.1 million, $3.3 million and $2.2 million, respectively. Total net income included in the consolidated statement of operations for the twelve months ended December 31, 2014 and 2013 and since the date of acquisition in 2012 is $0.8 million, $0.8 million and $0.6 million, respectively. Additionally, $0.2 million of acquisition costs are included in acquisition and termination expense.

Note 4.  Investments in Hotel Properties

Investments in hotel properties consisted of the following at December 31:

	2014			2013
	Held For Sale	Held For Use	TOTAL	Held For Sale	Held For Use	TOTAL
Land	$4,888	$20,600	$25,488	$9,059	$20,600	$29,659
Acquired below market
lease intangibles	883	0	883	883	0	883
Buildings, improvements, vehicle	21,449	131,760	153,209	44,010	131,290	175,300
Furniture and equipment	5,039	29,179	34,218	11,288	30,720	42,008
Construction-in-progress	64	723	787	67	550	617
	32,323	182,262	214,585	65,307	183,160	248,467

Less accumulated depreciation	6,870	68,533	75,403	18,178	65,933	84,111
	$25,453	$113,729	$139,182	$47,129	$117,227	$164,356

Note 5.  Hotel Dispositions

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

As of December 31, 2014, the Company had 12 hotels classified as held for sale. At the beginning of 2014, the Company had 19 hotels held for sale and during the year classified an additional seven hotels as held for sale. Thirteen of these hotels were sold during 2014, and one of the hotels was reclassified as held for use due to changes in the property’s market condition. None of the 12 hotels classified as held for sale as of December 31, 2014 represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial result.  As a result, in accordance with ASU 2014-08 nine of the hotels previously classified as held for sale and previously reported in discontinued operations continue to be classified in discontinued operations, and three hotels newly classified as held for sale are reported in continuing operations.

Gains, losses and impairment losses for both continuing and discontinued operations are summarized as follows:

	2014	2013	2012

Continuing operations
Impairment losses	(1,269)	(2,438)	(97)
Gain (loss) on sale of assets	1	(47)	(9)
	(1,268)	(2,485)	(106)

Discontinued operations
Gains from sales of properties	2,758	1,892	7,872
Impairment losses	(1,652)	(4,648)	(10,075)
Loss on sale of assets	(9)	(39)	(30)
	1,097	(2,795)	(2,233)

Total	$(171)	$(5,280)	$(2,339)

In 2014, 2013 and 2012, the Company sold 13 hotels, 17 hotels and 15 hotels, respectively, resulting in gains of $2,749,  $1,853 and $7,842, respectively.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The following table sets forth the components of discontinued operations for the years ended December 31, 2014, 2013 and 2012.  Discontinued operations include the results of hotels sold in 2014, 2013 and 2012 and nine hotels held for sale at December 31, 2014. The three hotels that were moved to held for sale in the fourth quarter of 2014 are not included.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

	2014	2013	2012

Revenues	$14,969	$25,228	$39,617
Hotel and property operations expenses	(11,545)	(20,680)	(33,247)
Interest expense	(1,237)	(2,878)	(4,815)
Loss on debt extinguishment	(120)	(706)	(53)
Depreciation and amortization expense	(112)	(1,036)	(2,494)
General and administrative expense	0	0	0
Net gain on dispositions of assets	2,749	1,853	7,842
Impairment loss	(1,652)	(4,648)	(10,075)
Income tax benefit	0	0	942
	$3,052	$(2,867)	$(2,283)

Capital Expenditures	$360	$1,255	$1,569

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

During the twelve months ended December 31, 2014, a trigger event, as described in ASC 360-10-35, occurred for one hotel property held for use in which the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition. The property  was then tested to determine if the carrying amount was recoverable. When testing the recoverability for a property, in accordance with FASB ASC 360-10-35 35-29 Property Plant and Equipment – Overall—Subsequent Measurement, Estimates of Future Cash Flows Used to Test a Long-Lived Asset for Recoverability, the Company

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

uses estimates of future cash flows associated with the individual properties over their expected holding period and eventual disposition. In estimating these future cash flows, the Company incorporates its own assumptions about its use of the hotel property and expected hotel performance. Assumptions used for the individual hotels are determined by management, based on discussions with our asset management group and our third party management companies. The property is then subjected to a probability-weighted cash flow analysis as described in FASB ASC 360-10-55 Property Plant and Equipment – Overall – Implementation. In this analysis, the Company completes a detailed review of the hotel’s market conditions and future prospects, which incorporates specific detailed cash flow and revenue multiplier assumptions over the remaining expected holding periods, including the probability that the property will be sold. Based on the results of this analysis, it was determined that the Company’s investment in the subject property was fully recoverable; accordingly, no impairment was recognized.

When it is determined that the investment in a hotel property is not recoverable, in accordance with FASB ASC 360-10-55, the Company calculates the excess of the carrying value of the property in comparison to the fair value at the date of measurement. Fair value is determined with the assistance of independent real estate brokers and revenue multiples based on the Company’s experience with hotel sales in the current year as well as available industry information, considered Level 3 inputs. In 2014 there was no impairment recorded for the twelve months ended December 31, 2014; however, there was $0.1 million of impairment recovery on one property subsequently reclassified as held for use in the three months ended March 31, 2014.

During 2013, the analysis above was used to determine that a trigger event occurred for two of our held for use properties.   In each case the carrying value of the hotel exceeded the sum of the undiscounted cash flows expected over its remaining anticipated holding period and from its disposition.  Each property was then tested to determine if the carrying amount was recoverable using property specific assumptions. Based on the results of this analysis, it was determined that the Company’s investment in the subject properties was not fully recoverable; accordingly, impairment of $2.2 million was recognized.

During 2012,  no trigger events occurred for hotel properties held for use. There was $0.3 million of impairment recovery on one property subsequently reclassified as held for use.

Held for Sale

Level 3 inputs were used to determine impairment losses on properties held for sale. At December 31, 2014, there were 12 hotel properties that met the criteria for classification as held for sale. In accordance with ASU 2014-08 Presentation of Financial Statements and Property, Plant and Equipment Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, in the Consolidated Statements of Operations three of the held for sale hotels are reflected in continuing operations and nine of the hotels are reflected in discontinued operations. The amount of impairment and recovery of previously recorded impairment recorded in the years ended 2014, 2013 and 2012 on properties classified as held for sale and sold is shown in the table below:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

	For the years ending December 31,
	2014		2013		2012

	Number	Impairment	Number	Impairment	Number	Impairment
	of hotels	(loss)	of hotels	(loss)	of hotels	(loss)
		recovery		recovery		recovery
Continuing Operations:

Held for Sale Hotels:

Impairment loss	2	$(1,388)	1	$(200)	1	$(363)
Recovery of Impairment	0	0	0	0	0	0

Net Impairment loss on
Held for Sale Hotels Reported
in Continuing Operations	2	$(1,388)	1	$(200)	1	$(363)

Discontinued Operations:

Held for Sale Hotels:

Impairment loss	3	$(1,824)	2	$(1,520)	0	$0
Recovery of Impairment	1	390	0	0	0	0

Subtotal Held for Sale Hotels	4	$(1,434)	2	$(1,520)	0	$0

Sold Hotels:

Impairment loss	5	$(626)	12	$(3,299)	20	$(10,149)
Recovery of Impairment	4	408	5	171	2	74

Subtotal Sold Hotels	9	$(218)	17	$(3,128)	22	$(10,075)

Net Impairment loss on Held for
Sale and Sold Hotels Reported
in Discontinued Operations	13	$(1,652)	19	$(4,648)	22	$(10,075)

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

Note 7.  Long-Term Debt

Long-term debt consisted of the following loans payable at December 31:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

	2014	2013
Revolving credit facility from Great Western Bank evidenced by a promissory note dated December 9, 2011. The revolving line of credit has a limit of $12.5 million with interest payable monthly. The facility bore interest at 4.95% per annum. On August 1, 2014, the maturity was extended to June 30, 2015, and the interest rate was lowered to 4.50%.	$7,885	$ 11,037

Mortgage loan payable to Great Western Bank evidenced by a promissory note dated December 9, 2011, in the amount of $7.5 million. The note bore interest at 6.00% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on the maturity date. On March 26, 2013, the maturity was extended to June 30, 2015, and the interest rate was lowered to 5.00%.  This note was paid in full on January 15, 2015.

	$ 1,425	$ 7,074

Mortgage loan payable to Great Western Bank evidenced by a promissory note dated May 5, 2009, in the amount of $10 million. The note bore interest at 6.00% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on the maturity date. On March 26, 2013, the maturity was extended to June 30, 2015, and the interest rate was lowered to 5.00%. The note was paid in full on May 6, 2014.	$0	$ 1,182

Mortgage loan payable to Citigroup Global Markets Realty Corp. evidenced by a promissory note dated November 7, 2005, in the amount of $14.8 million. The note bears interest at 5.97% per annum. Principal and interest payments are due in monthly installments with the outstanding principal and interest payable in full on November 11, 2015.

	$ 11,869	$ 12,280

Mortgage loan payable to GE evidenced by a promissory note dated December 31, 2007, in the amount of $7.9 million. The note bears interest at three-month LIBOR plus 2.00% (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1.00%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. On March 14, 2014, the loan was amended to convert the variable rate to fixed at 4.75% beginning on December 31, 2014.

	$ 4,057	$ 4,321

Mortgage loan payable to GE evidenced by a promissory note dated August 18, 2006, in the amount of $17.9 million. On May 1, 2008, the Company converted the loan to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. Monthly installments of principal and interest are due until December  31, 2014 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1.00%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%.  On December 30, 2014, the maturity date was extended to March 2, 2015. On February 17, 2015, the maturity date was further extended to December 15, 2015.The rate as of December 31, 2014 was 7.17%.

	$ 10,667	$ 15,510

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

Mortgage loan payable to GE evidenced by a promissory note dated January 5, 2007, in the amount of $15.6 million. On May 1, 2008, the Company converted the loan to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. Monthly installments of principal and interest are due until February 1, 2017 when the remaining principal balance was due. On March 16, 2009, the note was amended to increase the interest rate by 1.00%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%. The rate as of December 31, 2014 was 7.17%.

$ 11,335	$ 11,815

Mortgage loan payable to GE evidenced by a promissory note dated February 6, 2007, in the amount of $3.4 million. On May 1, 2008, the Company converted the loan to a fixed rate equal to the seven-year weekly U.S. dollar interest rate swap plus 1.98%. Monthly installments of principal and interest are due until December 31, 2014 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1.00%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%.  The loan was paid in full on August 21, 2014.

$ 0	$ 1,819

Mortgage loan payable to GE evidenced by a promissory note dated January 2, 2008, in the amount of $3.4 million. The note bears interest at the 90-day London Interbank Offered Rate plus a margin of 2.00% (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1.00%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%.  The loan was paid in full on October 15, 2014.

$ 0	$ 2,934

Mortgage loan payable to GE evidenced by a promissory note dated January 31, 2008 in the amount of $2.5 million, dated January 31, 2008. The note bears interest at the 90-day London Interbank Offered Rate plus a margin of 2.56% (reset monthly). Monthly installments of principal and interest are due until February 1, 2018 when the remaining principal balance is due. On March 16, 2009, the note was amended to increase the interest rate by 1.00%. It was further amended on November 9, 2009, to increase the interest rate by an additional 0.5%.  The loan was paid in full on June 6, 2014.

$ 0	$ 2,122

Mortgage loan payable to Elkhorn Valley Bank evidenced by a promissory note dated June 7, 2011, in the amount of $3.1 million. The note bears interest at 5.5%. Monthly principal and interest payments are due through maturity, with the balance of the loan payable on June 15, 2016.

$ 2,583	$ 2,759

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

Mortgage loan payable to Morgan Stanley Mortgage Capital Holdings, LLC evidenced by a promissory note dated November 2, 2012, in the amount of $30.6 million. The note bears interest at 5.83%. Monthly principal and interest payments are due through maturity, with the balance of the loan payable on December 1, 2017.

	$ 28,630	$ 29,655

Mortgage loan payable to Cantor Commercial Real Estate Lending evidenced by a promissory note dated October 12, 2012, in the amount of $6.2 million. The note bears interest at 4.25%. Monthly principal and interest payments are due through maturity, with the balance of the loan payable on November 6, 2017.

	$ 5,936	$ 6,041

Mortgage loan payable to First State Bank evidenced by a promissory note dated January 10, 2013, in the amount of $2.4 million. The note bears interest at 5.5%. Monthly interest payments are due until September 1, 2016, when the remaining principal balance is due. The loan was paid in full on June 23, 2014.

	$ 0	$ 1,196

Mortgage loan payable to Middle Patent Capital, LLC evidenced by a promissory note dated December 6, 2013, in the amount of $8.3 million. The note bears interest at 12.5%. Monthly interest payments are due until June 2015, when the remaining principal balance is due.

	$ 8,300	$ 8,300

Total Debt	$ 92,687	$ 118,045

The long-term debt is secured by 56 and 68 of the Company’s hotel properties, as of December 31, 2014 and 2013, respectively. The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage and required loan-to-value and leverage ratios, and place certain restrictions on dividends.

Financial Covenants

The key financial covenants for certain of our loan agreements and compliance calculations as of December 31, 2014 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement).  As of December 31, 2014, we were in compliance with our financial covenants. As a result, at December 31, 2014,  we are not in default under the terms of any of our loans.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

	December 31,	December 31,
Great Western Bank Covenants	2014	2014
Consolidated debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(16,259)
Net adjustments per loan agreement		32,326
Adjusted NOI per loan agreement (A)		$16,067

Interest expense per financial statements -
continuing operations		7,177
Interest expense per financial statements -
discontinued operations		1,357
Total interest expense per financial statements		$8,534

Net adjustments per loan agreement		1,441
Debt service per loan agreement (B)		$9,975

Consolidated debt service coverage ratio		1.61 : 1
* Calculations based on prior four quarters

	December 31,	December 31,
Great Western Bank Covenants	2014	2014
Loan-specific debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.20:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(16,259)
Net adjustments per loan agreement		18,088
Adjusted NOI per loan agreement (A)		$1,829

Interest expense per financial statements -
continuing operations		7,177
Interest expense per financial statements -
discontinued operations		1,357
Total interest expense per financial statements		$8,534

Net adjustments per loan agreement		(7,459)
Debt service per loan agreement (B)		$1,075

Loan-specific debt service coverage ratio		1.70 : 1
* Calculations based on prior four quarters

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

	December 31,	December 31,
Great Western Bank Covenants	2014	2014
Consolidated loan to value ratio	Requirement	Calculation
calculated as follows:	≤70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$92,687
Value (B)		$195,646
Consolidated loan to value ratio		47.4%

	December 31,	December 31,
Great Western Bank Covenants	2014	2014
Loan-specific loan to value ratio	Requirement	Calculation
calculated as follows:	≤70.0%
Loan balance (A) / Value (B)
Loan balance (A)		$9,311
Value (B)		$26,063
Loan-specific loan to value ratio		35.7%

	December 31,	December 31,
Great Western Bank Covenants	2014	2014
Consolidated leverage ratio	Requirement	Calculation
calculated as follows:	≤ 3.50
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements		$119,691
Net adjustments per loan agreement		(20,337)
Total liabilities per loan agreement (A)		$99,354

Total assets per financial statements		$146,444

Total liabilities per financial statements		$119,691
Net adjustments per loan agreement		(20,337)
Total liabilities per loan agreement		$99,354

Tangible net worth per loan agreement (B)		$47,090

Consolidated Leverage Ratio		2.11

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

The credit facilities with Great Western Bank also require that we not pay dividends in excess of 75% of our funds from operations per year. The credit facilities currently consist of a $12.5 million revolving credit facility and a term loan in the original principal amount of $7.5 million. The credit facilities provide for $12.5 million of availability under the revolving credit facility, subject to the limitation that the loans available to us through the revolving credit facility and remaining term loan may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facilities and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20 to 1.  After the remaining term loan is repaid, the $12.5 million of availability under the revolving credit facility will be reduced by the amount of net proceeds from sales of hotels encumbered by Great Western Bank. At December 31, 2014, the revolving credit facility was fully available and the outstanding balance was $7.9 million.

	December 31,	December 31,
GE Covenants	2014	2014
Loan-specific fixed charge coverage ratio	Requirement	Calculation
calculated as follows: *	≥ 1.20:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(16,259)
Net adjustments per loan agreement		20,854
Adjusted EBITDA per loan agreement (A)		$4,595

Interest expense per financial statements -
continuing operations		7,177
Interest expense per financial statements -
discontinued operations		1,357
Total interest expense per financial statements		$8,534

Net adjustments per loan agreement		(5,161)
Fixed charges per loan agreement (B)		$3,373
Loan-specific fixed charge coverage ratio		1.36 : 1
* Calculations based on prior four quarters

	December 31,	December 31,
GE Covenants	2014	2014
Loan-specific loan to value ratio	Requirement	Calculation
calculated as follows:	≤ 60.0%
Loan balance (A) / Value (B)
Loan balance (A)		$26,059

Value (B)		$43,790

Loan-specific loan to value ratio		59.5%

The financial covenants under our loan facilities with GE also require that, through the term of the loans, we maintain: (a) a minimum before dividend consolidated fixed charge coverage ratio (FCCR) (based on a rolling

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

12-month period) of 1.00:1 as of December 31, 2014 and thereafter; and (b) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 1.00:1 as of December 31, 2014 and thereafter. However, the consolidated FCCRs are not required to be tested as of the end of any fiscal quarter if the loan to value ratio with respect to our GE-encumbered properties is 60% or less.  As of December 31, 2014 our loan to value ratio with respect to our GE encumbered properties was 59.5%. As a result, our consolidated FCCRs are not required to be tested as of December 31, 2014. While the consolidated FCCRs were not required to be tested, the Company’s FCCRs were in compliance with the required threshold.

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

At December 31, 2014, we had long-term debt of $74.3 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 2.0 years and a weighted average fixed interest rate of 6.5%.  The Company has no variable interest rate loans as of December 31, 2014. Debt is classified as held for use if the properties collateralizing it are not held for sale. Debt is classified as held for sale if the properties collateralizing it are held for sale. Debt associated with assets held for sale is classified in the table below as due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the next five years and thereafter, and debt associated with assets held for sale, are as follows:

	Held For Sale	Held For Use	TOTAL
2015	$18,410	$28,462	$46,872
2016	0	2,124	2,124
2017	0	42,693	42,693
2018	0	998	998
2019	0	0	0
Thereafter	0	0	0
	$18,410	$74,277	$92,687

At December 31, 2014, we had $46.9 million of principal due in 2015. Of this amount, 42.1 million of principal is due in 2015 pursuant to the notes and mortgages evidencing such debt. The remaining $4.8 million is associated with loans on assets held for sale and is not contractually due in 2015 unless the related assets are sold. The maturities comprising the $42.1 million consist of:

•	a $10.7 million balance on a mortgage loan with GE Capital Franchise Finance LLC (“GE”);
•	a $7.9 million balance on a revolving line of credit with Great Western Bank;
•	a $1.4 million balance on a term loan with Great Western Bank;
•	an $8.3 million balance on a mortgage loan with Middle Patent Capital, LLC;
•	a $11.9 million balance on a mortgage loan with Citigroup Global Markets Realty Corp.; and
•	approximately $1.9 million of principal amortization on mortgage loans.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

The maturity date on the $10.7 million GE loan has been extended to December 15, 2015 and a required principal payment of $0.3 million was paid on the loan in February, 2015. All of the GE loans are cross collateralized and the 15 assets securing the loans outstanding at December 31, 2014 are treated as a pool.  As of December 31, 2014, the Company has eight GE hotel assets classified as held for sale.  The required principal payment upon the sale of these eight hotels is approximately $14.2 million. If these hotels are sold, the Company believes the net proceeds from the sale of these hotels will be sufficient to make this principal payment and thereby satisfy the debt with GE maturing in 2015.  If the hotels are not sold, the Company will attempt to refinance the debt with GE.

The Company’s plan is to refinance the other debt maturing in 2015 with current or future lenders.

Note 8.  Income Taxes

The RMA was included in the Tax Relief Extension Act of 1999, which was enacted into law on December 17, 1999. The RMA includes numerous s amendments to the provisions governing the qualification and taxation of REITs, and these amendments were effective January 1, 2001.  One of the principal provisions included in the Act provides for the creation of TRS. TRS’s are corporations that are permitted to engage in nonqualifying REIT activities. A REIT is permitted to own up to 100% of the voting stock in a TRS. Previously, a REIT could not own more than 10% of the voting stock of a corporation conducting nonqualifying activities. Relying on this legislation, in November 2001, the Company formed the TRS Lessee.

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

At December 31, 2014, the income tax bases of the Company’s assets and liabilities excluding those of TRS were approximately $122,448 and $55,718, respectively;  at December 31, 2013, they were approximately $169,602 and $79,308,  respectively.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. These estimates of future taxable income inherently require significant judgment. Management uses historical experience and short and long-range business forecasts to develop such estimates. Further, we employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. A cumulative loss in recent years is a significant piece of evidence with respect to realizability that outweighs the other evidence. A cumulative loss for recent years exists because of the company’s net operating losses in both the current year and prior two years. The company understands that as the loss years continue, the realizability of deferred taxes is impacted. As a result of this analysis the company believes that a valuation allowance is necessary for the deferred tax asset as of December 31, 2014, 2013 and 2012. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations. The TRS net operating loss carryforward from December 31, 2014 as determined for federal income tax purposes was approximately $20.2 million.  The availability of such loss carryforward will begin to expire in 2022 through 2034.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

The Company is completing an evaluation of the impact of its recently completed subscription rights offering on its ability to fully utilize all of the net operating loss carryforwards. The Company believes the results of this analysis will likely indicate that a change in control event (as defined for tax purposes) occurred, and the Company will be limited in the use of its net operating loss carryforwards.

Income tax expense (benefit) from continuing operations for the years ended December 31, 2014,  2013 and 2012 consists of the following:

	2014			2013			2012
	Federal	State	Total	Federal	State	Total	Federal	State	Total

Current	$0	$0	$0	$0	$0	$0	$0	$0	$0
Deferred	0	0	0	0	0	0	5,860	692	6,552

Total income tax expense	$0	$0	$0	$0	$0	$0	$5,860	$692	$6,552

The actual income tax expense from continuing operations of the TRS for the years ended December 31, 2014,  2013 and 2012 differs from the “expected” income tax expense (benefit) (computed by applying the appropriate U.S. federal income tax rate of 34% to earnings before income taxes) as a result of the following:

	2014	2013	2012

Computed "expected" income tax (benefit) expense	$(118)	$(643)	$213
State income taxes, net Federal income tax (benefit) expense	(14)	(76)	26
Increase in valuation allowance	132	719	6,337
Other	0	0	(24)
Total income tax expense	$0	$0	$6,552

The continuing and discontinued combined tax effects of temporary differences that give rise to significant portions of the deferred tax assets and the deferred tax liability at December 31, 2014,  2013 and 2012 are as follows:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

	2014	2013	2012
Deferred Tax Assets:
Expenses accrued for consolidated financial statement
purposes, nondeductible for tax return purposes	$189	$171	$234

Net operating losses carried forward for federal
income tax purposes	7,631	7,599	6,289

Subtotal deferred tax assets	7,820	7,770	6,523
Valuation allowance	(7,645)	(7,619)	(6,337)
Total deferred tax assets	175	151	186

Deferred Liabilities:
Tax depreciation in excess of book depreciation	175	151	186

Total deferred tax liabilities	175	151	186

Net deferred tax assets	$0	$0	$0

As of December 31, 2014, the tax years that remain subject to examination by major tax jurisdictions generally include 2011 through 2014.

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

The management agreements generally require TRS Lessee to fund debt service, working capital needs, and capital expenditures and to reimburse the management companies for all budgeted direct operating costs and expenses incurred in the operation of the hotels. TRS Lessee is responsible for obtaining and maintaining insurance policies with respect to the hotels.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

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

Other

The Company assumed land lease agreements in conjunction with the purchase of two hotels.  One lease requires monthly payments of the greater of $2 or 5% of room revenue through November 2091. A second lease requires annual payments of $34, with approximately $3 increases every five years throughout twelve renewal periods. Land lease expense from continuing operations totaled approximately $86,  $84 and $86 in 2014,  2013 and 2012, respectively, and is included in property operating expense.

The Company entered into office lease agreements in May of 2010 and December of 2011.  The two office leases mature in 2016 with the option to renew an additional five years.  Office lease expense totaled $162, $162, and $161 during 2014,  2013, and 2012 respectively.

As of December 31, 2014, the future minimum lease payments applicable to non-cancellable operating leases are as follows:

Lease rents
2015	$228
2016	215
2017	61
2018	63
2019	64
Thereafter	3,619
$4,250

The land leases reflected in the table above represent continuing operations.  In addition, the Company has one land lease associated with a  property in discontinued operations.  This property is expected to be sold in the next 12 months.  The annual lease payments of $13 are not included in the table above.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

The Company as of December 31, 2014 has agreements with two restaurants and a cell tower operator for leased space at our hotel locations related to continuing operations.  One restaurant lease has a maturity date of 2020 and has an escalation clause.  The escalation is based on percentages of gross sales. The other restaurant lease has a maturity date of 2019. The cell tower lease has a maturity date of 2016.  The restaurant and cell tower lease income from continuing operations totaled approximately $292,  $265 and $265 in 2014,  2013 and 2012, respectively, and is included in room rentals and other hotel services.

As of December 31, 2014, the future minimum lease receipts from the non-cancellable restaurants and cell tower leases are as follows:

Lease receipts
2015	$110
2016	106
2017	96
2018	96
2019	96
Thereafter	109
$613

Note 10.  Series B Redeemable Preferred Stock

On June 3, 2008 the Company offered and sold 332,500 shares of 10.0% Series B Cumulative Preferred Stock.  The shares were sold for $25.00 per share and bear a liquidation preference of $25.00 per share.  Underwriting and other costs of the offering totaled approximately $0.6 million to the Company.  At December 31, 2014, 332,500 shares of 10.0% Series B preferred stock remained outstanding.

Dividends on the Series B preferred stock are cumulative and are payable quarterly in arrears on each  March 31, June 30, September 30 and December 31, or, if not a business day, the next succeeding business day, at the annual rate of 10.0% of the $25.00 liquidation preference per share, equivalent to a fixed annual amount of $2.50 per share.  Dividends on the Series B preferred stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared and whether or not such dividends are prohibited by agreement. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series B preferred stock to preserve capital and improve liquidity. Unpaid dividends on the Series B preferred stock will not bear interest. Unpaid dividends are $1,039, or $3.125 per share, as of December 31, 2014. These dividends are not reflected as an obligation on the balance sheet. Holders of the Series B preferred stock generally have no voting rights. However, if the dividends on the Series B preferred stock are in arrears for six or more quarterly periods (whether or not consecutive), holders of the Series B preferred stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, will be entitled to elect two directors. The terms of such directors will end within twelve months after all dividend arrearages have been paid.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

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

The Series B preferred stock is redeemable as of June 3, 2013.  The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on for cash at a redemption price of $25.00 per share, plus an amount equal to any accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all unpaid dividends.  At December 31, 2014, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Note 11.  Noncontrolling Interest of Common and Preferred Units in SLP

At December 31, 2014,  97,008 of SLP’s common operating partnership units (“Common OP Units”) were outstanding. The redemption values for the Common OP Units are $25 and $87 for 2014 and 2013 respectively. Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her Common OP Units, at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. When a limited partner tenders Common OP Units to SLP for redemption, the Company can, in its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock equal to the number of units redeemed (subject to certain adjustments) or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. No Common OP Units were redeemed for common shares of SHI in 2014, 2013 or 2012.

At December 31, 2014,  none of SLP’s preferred operating partnership units (“Preferred OP Units”) were outstanding. The Preferred OP Units received a preferred dividend distribution of $1.10 per preferred unit annually, payable on a monthly basis and did not participate in the allocations of profits and losses of SLP. All holders elected to have their Preferred OP Units redeemed on October 24, 2012, and the remaining 11,424 units were redeemed at $10 per unit.

Noncontrolling Interest Reconciliation of Common and Preferred Units

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

	Redeemable		Total
	Noncontrolling	Noncontrolling	Noncontrolling
	Interest	Interest	Interest
Balance at January 1, 2012	$114	$135	$249
Partner draws	(10)	0	(10)
Conversion of OP units	(114)	0	(114)
Noncontrolling interest	10	(20)	(10)
Balance at December 31, 2012	$0	$115	$115
Partner draws	0	0	0
Conversion of OP units	0	0	0
Noncontrolling interest	0	(2)	(2)
Balance at December 31, 2013	$0	$113	$113
Partner draws	0	0	0
Conversion of OP units	0	0	0
Noncontrolling interest	0	(23)	(23)
Balance at December 31, 2014	$0	$90	$90

Note 12. Common Stock

The Company’s common stock is duly authorized, full paid and non-assessable.  At December 31, 2014 and 2013, members of the Board of Directors and executive officers owned approximately 1.8% and 10.8%, respectively, of the Company’s outstanding common stock.

The Company also has Series A preferred stock (see Note 13), Series B preferred stock (see Note 10) and Series C convertible preferred stock (see Note 14), outstanding.

Note 13. Series A Preferred Stock

On December 30, 2005 the Company offered and sold 1,521,258 shares of 8% Series A preferred stock.  The shares were sold for $10.00 per share and bear a liquidation preference of $10.00 per share.  At December 31, 2014, 2013 and 2012,  803,270 shares each year of Series A preferred stock remained outstanding. Dividends on the Series A preferred stock are cumulative and are payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $0.80 per share.  Dividends on the Series A preferred stock accrue regardless of whether or not the Company has earnings, whether there are funds legally available for the payment of such dividends and whether or not such dividends are declared. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series A preferred stock to preserve capital and improve liquidity. Unpaid dividends will accumulate and bear additional dividends at 8%, compounded monthly. Unpaid dividends are $725, or $0.902 per share, as of December 31, 2014. These dividends are not reflected as an obligation on the balance sheet. Holders of the Series A preferred stock generally have no voting rights. However, if dividends on the Series A preferred stock are in arrears for six consecutive months or nine months (whether or not consecutive) in any twelve-month period, holders of the Series A preferred stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, will be entitled to elect two directors. The terms of such directors will end up to twelve months after all dividend arrearages have been paid.

The Series A preferred stock with respect to dividend rights and rights upon the Company’s  liquidation, dissolution or winding up, ranks senior to all classes or series of the Company’s common stock, senior or on parity

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

with all other classes or series of preferred stock and junior to all of the Company’s existing and future indebtedness.   Upon liquidation all Series A preferred stock will be entitled to $10.00 per share plus an amount equal to any accrued and unpaid dividends. The Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares unless it has also paid (or set aside for payment) the full cumulative distributions on the preferred shares for the current and all past dividend periods. The outstanding preferred shares do not have any maturity date, and are not subject to mandatory redemption.

The Series A preferred stock had no conversion rights, the former conversion rights of the Series A preferred stock were cancelled as of February 20, 2009.

The Series A preferred stock will be redeemable on or after January 1, 2009 for cash, at the Company’s option, in whole or from time to time in part, at $10.00 per share, plus unpaid dividends to the redemption date.

Note 14. Series C Convertible Preferred Stock and Warrants

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

Each of the 3,000,000 shares of Series C convertible preferred stock is entitled to a dividend of $0.625 per year payable in equal quarterly dividends. Each share of Series C convertible preferred stock has a liquidation preference of $10.00 per share, in cash, plus an amount equal to any accumulated and unpaid dividends. Undeclared dividends on the Series C convertible preferred stock accumulate and earn additional dividends at 6.25% interest, compounded quarterly. With respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, the Series C convertible preferred stock ranks: (a) on parity with the Series A preferred stock and Series B preferred stock and other future series of preferred stock designated to rank on parity, and (b) senior to the common stock and other future series of preferred stock designated to rank junior, and (c) junior to the Company’s existing and future indebtedness. On December 11, 2013, the Company’s board of directors elected to suspend the payment of monthly dividends on the outstanding shares of its Series C Cumulative Preferred Stock.    Unpaid  dividends are $2,418, or $0.806 per share, as of December 31, 2014. These dividends are not reflected as an obligation on the balance sheet.

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

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

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

Options

As of December 31, 2014,  5,982 stock options have been awarded under the Plan.  The exercise price is equal to the average of the high and low sales price of the stock as reported on the National Association of Securities Dealers Automated Quotation system (NASDAQ) on the grant date.  A total of 5,982 shares of common stock have been reserved for issuance pursuant to the Plan with respect to the granted options.

On July 15, 2013, the Company granted share awards and stock options to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The share awards total 3,125 authorized but previously unissued shares of the Company’s common stock with a grant date price of $7.28. The shares vest based on continued employment of the executive, and the restrictions lapse in 33.3% increments on each of the first, second and third anniversaries of issuance. There were 2,084 unvested awards as of December 31, 2014. The stock options entitle the executive to purchase 3,125 authorized but previously unissued shares of the Company’s common stock at an exercise price of $8.08 per share.  The stock

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

options have a four-year term and vest in equal one-third increments on each of the first, second and third anniversaries of issuance provided that the executive is employed by the Company on each such vesting date.  The stock options and share awards will become fully vested in the event of a change of control of the company or upon the executive’s death or disability.

As of December 31, 2014, the total unrecognized compensation cost related to non-vested stock options awards was $3, which is expected to be recognized over the next 19 months.

During 2014 and 2013 the Company’s options granted were 0 and 3,125, respectively, with a weighted average grant date fair value per option of $1.61.  The total intrinsic value of options exercised was $0 for all three fiscal years 2014, 2013 and 2012.  The closing market price of our common stock on the last day of 2014 was $2.31 per share. There is no intrinsic value for the vested options as of December 31, 2014 and 2013.

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

	Grant Date
	07/15/13	12/04/12
Volatility	48.60%	54.00%
Expected dividend yield	6.00%	0.80%
Expected term (in years)	4.00	4.00
Risk free interest rate	1.02%	0.49%

The following table summarizes the Company’s activities with respect to its stock options for the year ended December 31, 2014 as follows:

				Weighted-
		Weighted-	Aggregate	Average	Aggregate
		Average	Fair	Remaining	Intrinsic
	Shares	Exercise Price	Value	Contractual Term	Value
Outstanding at December 31, 2013	20,063	$9.86	$54
Granted	0	0.00	0
Exercised	0	0.00	0
Forfeited or expired	11,313	11.36	32
Outstanding at December 31, 2014	8,750	$7.93	$22	2.15	$0.00
Exercisable at December 31, 2014	6,666	$7.88	$19	2.02	$0.00

Non Vested Share Awards

During 2014 and 2013, the Company granted 0 and 2,813 non-vested shares of common stock under the 2006 Stock Plan. As of December 31, 2014 and 2013, the Company had 2,084 and 5,938, respectively, non-vested shares of common stock outstanding under the Plan. The shares vest over one to three years following the date of grant. The fair value of the awards is calculated as the fair market value of the shares on the date of grant. The

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

Company recognized $16 and $23 of non-cash compensation for the years ended December 31, 2014 and 2013, respectively, related to this non-vested stock.

As of December 31, 2014 the total unrecognized compensation cost related to non-vested stock awards was $12 and is expected to be recognized over the next 19 months.

Investment Committee Share Compensation

In March 2012 the Board of Directors approved the recommendation by the Compensation Committee that the independent directors serving as members of the Investment Committee receive their monthly Investment Committee fees in the form of shares of the Company’s Common Stock issued under the 2006 Stock Plan, priced as the average of the closing price of the stock for the first 20 trading days for the calendar year. The shares issued to the independent directors of the Investment Committee for the twelve months ended December 31, 2014 and 2013 were 9,711 and 2,241,  respectively.

Share-Based Compensation Expense

The expense recognized in the consolidated financial statements for the share-based compensation related to employees and directors for the years ended December 31, 2014, 2013 and 2012 was $34,  $47 and $44, respectively.  At December 31, 2014, we had unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock awards in the amount of $15.  This expense is expected to be recognized over the next 19 months.  The total unrecognized compensation cost related to non-vested stock options awards was  $3, which is expected to be recognized over the next 19 months.  We recognize compensation expense using the straight-line method over the vesting period.

Note 16.  Supplementary Data

The following tables present our unaudited quarterly results of operations for 2014 and 2013:

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

	Quarters Ended (unaudited)
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014	2014

2014
Revenues	$11,291	$16,059	$16,902	$13,157	$57,409
Expenses	12,480	13,808	14,556	13,117	53,961
Earnings (loss) before net losses on disposition
of assets, other income, interest, noncontrolling
interest and income tax expense (benefit)	(1,189)	2,251	2,346	40	3,448

Net gains (losses) on dispositions of assets	(25)	(1)	63	(36)	1
Derivative gain (loss)	2,115	(11,718)	(4,615)	(212)	(14,430)
Other income (expense)	31	94	(12)	3	116
Interest	(1,729)	(1,819)	(1,774)	(1,697)	(7,019)
Loss on debt extinguishment	(9)	(94)	(37)	(18)	(158)
Impairment recoveries (losses)	119	0	0	(1,388)	(1,269)

Loss from continuing operations
before income taxes	(687)	(11,287)	(4,029)	(3,308)	(19,311)

Income tax expense (benefit)	0	0	0	0	0

Loss from continuing operations	(687)	(11,287)	(4,029)	(3,308)	(19,311)

Discontinued operations	182	829	1,628	413	3,052

Net loss	(505)	(10,458)	(2,401)	(2,895)	(16,259)

Noncontrolling interest	1	15	3	4	23

Loss attributable to controlling interests	(504)	(10,443)	(2,398)	(2,891)	(16,236)

Preferred stock dividend declared and undeclared	(847)	(858)	(868)	(879)	(3,452)

Net loss attributable to common shareholders	$(1,351)	$(11,301)	$(3,266)	$(3,770)	$(19,688)

NET EARNINGS (LOSS) PER COMMON
SHARE - BASIC AND DILUTED (Note 1)
EPS from continuing operations	$(0.53)	$(3.69)	$(1.04)	$(0.89)	$(5.84)
EPS from discontinued operations	$0.06	$0.25	$0.35	$0.09	$0.79
EPS Basic and Diluted	$(0.47)	$(3.44)	$(0.69)	$(0.80)	$(5.05)

Note 1 - Quarterly and YTD EPS are based on the weighted average number of shares outstanding during each quarter and YTD, respectively.
Due to rounding and impact of the rights offering, the sum of the quarterly earnings amounts may not equal the reported amounts for the year.

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

	Quarters Ended (unaudited)
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013	2013

2013
Revenues	$11,381	$14,789	$15,619	$11,993	$53,782
Expenses	12,502	13,418	15,697	12,371	53,988
Earnings (loss) before net losses on disposition
of assets, other income, interest, noncontrolling
interest and income tax expense (benefit)	(1,121)	1,371	(78)	(378)	(206)

Net losses on dispositions of assets	(29)	(8)	(9)	(1)	(47)
Derivative gain (loss)	(317)	2,137	2,674	5,534	10,028
Other income (expense)	20	(6)	(3)	23	34
Interest	(1,339)	(1,330)	(1,336)	(1,394)	(5,399)
Loss on debt extinguishment	(91)	(117)	(161)	(89)	(458)
Impairment losses	0	(7)	(165)	(2,266)	(2,438)
Earnings (loss) from continuing operations
before income taxes	(2,877)	2,040	922	1,429	1,514

Income tax expense (benefit)	0	0	0	0	0

Earnings (loss) from continuing operations	(2,877)	2,040	922	1,429	1,514

Discontinued operations	(1,188)	338	777	(2,794)	(2,867)

Net earnings (loss)	(4,065)	2,378	1,699	(1,365)	(1,353)

Noncontrolling interest	7	(4)	(3)	2	2

Net earnings (loss) attributable to controlling interests	(4,058)	2,374	1,696	(1,363)	(1,351)

Preferred stock dividend	(837)	(837)	(837)	(838)	(3,349)

Net earnings (loss) available to common shareholders	$(4,895)	$1,537	$859	$(2,201)	$(4,700)

NET EARNINGS (LOSS) PER COMMON
SHARE - BASIC AND DILUTED (Note 1)
EPS from continuing operations	$(1.29)	$0.41	$0.03	$0.21	$(0.64)
EPS from discontinued operations	$(0.41)	$0.12	$0.27	$(0.97)	$(0.99)
EPS Basic	$(1.70)	$0.53	$0.30	$(0.76)	$(1.63)
EPS Diluted	$(1.70)	$(0.01)	$0.13	$(0.76)	$(1.63)

Note 1 - Quarterly and YTD EPS are based on the weighted average number of shares outstanding during each quarter and YTD, respectively.
Due to rounding and impact of the rights offering, the sum of the quarterly earnings amounts may not equal the reported amounts for the year.

Note 17. Litigation

Various claims and legal proceedings arise in the ordinary course of business and may be pending against the Company and its properties. Based upon the information available, the Company believes that the resolution of

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

any of the claims and legal proceedings should not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

A lawsuit was filed against the Company in Muscogee County Superior Court in Columbus, Georgia by a plaintiff on October 22, 2013. The plaintiff alleged injury from an altercation with an employee at the Columbus, Georgia Super 8. The Plaintiff was seeking to recover for damages arising out of physical and mental injury, lost wages, pain and suffering, past and future medical expenses and punitive or exemplary damages. On October 21, 2014, the Company reached an agreement to settle the claim. The settlement was made with authorization from the insurers, and at December 31, 2014 the claim was paid.

Note 18. Subsequent Events

On January 15, 2015, the Company sold a Super 8 in West Plains, Missouri (49 rooms) for gross sale proceeds of $1.5 million. Net proceeds were used to pay off the associated loan with Great Western Bank.

On January 29, 2015, the Company sold a Super 8 in Green Bay, Wisconsin (83 rooms) for gross sale proceeds of $2.2 million.  Net proceeds were used to pay off the associated debt with GE and reduce the balance of the revolving credit facility with Great Western Bank.

On February 17, 2015, the maturity date of the Company’s $10.7 million GE loan was extended to December 15, 2015.

The Company is in negotiations with all of the hotel management companies on the renewal of their hotel management agreements with TRS Lessee.  The current contracts expire on either May 24, 2015 or May 31, 2015.  The Company expects to have new contracts in place before the current contracts expire.
On March 3, 2015, J. William Blackham joined the Company as Chief Executive Officer, replacing Kelly A. Walters. He was also appointed to the Supertel Board of Directors. On March 11, 2015, Mr. Blackham purchased 227,894 shares of newly issued common stock at a purchase price of $1.52 per share pursuant to a warrant issued when he joined the Company.

On March 16, 2015, the Company sold a Super 8 in Columbus, Georgia (74 rooms) for gross sale proceeds of $0.9 million. Net proceeds were used to pay off the associated loan with GE.

On March 19, 2015, the Company sold a Sleep Inn in Omaha, Nebraska (90 rooms) for gross sale proceeds of $2.9 million. Net proceeds were used to pay off the associated loan with Elkhorn Valley Bank.

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III_REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2014

(Dollars in thousands)

				Additions, (Dispositions),
				(Impairments)
		Initial Cost		Subsequent to Acquisition		Gross Amount at December 31, 2014
			Buildings &		Buildings &		Buildings &	Accumulated	Net
Hotel and Location	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Depreciation	Book Value
Comfort Inn
Chambersburg, Pennsylvania	MS	$89	$2,346	$0	$461	$89	$2,807	$(1,425)	$1,471
Culpeper, Virginia	MS	182	2,143	0	694	182	2,837	(1,397)	1,622
Farmville, Virginia	MS	254	2,162	0	634	254	2,796	(1,596)	1,454
Morgantown, West Virginia	MS	398	3,854	0	1,090	398	4,944	(2,747)	2,595
New Castle, Pennsylvania	MS	57	4,101	0	803	57	4,904	(2,447)	2,514
Princeton, West Virginia	MS	388	1,775	0	873	388	2,648	(1,546)	1,490
Rocky Mount, Virginia	MS	194	2,162	0	559	194	2,721	(1,391)	1,524
Solomons, Maryland	GE	2,304	2,988	0	2,176	2,304	5,164	(3,369)	4,099
Alexandria, Virginia	MPC	2,500	9,373	0	2,102	2,500	11,475	(3,176)	10,799
Glasgow, Kentucky	GE	500	2,456	0	644	500	3,100	(910)	2,690
Shelby, North Carolina	MS	254	2,782	0	1,686	254	4,468	(2,289)	2,433
Harlan, Kentucky	GE	0	2,949	0	1,522	0	4,471	(1,802)	2,669

Super 8
Creston, Iowa	MS	56	841	90	2,435	146	3,276	(2,091)	1,331
O'Neill, Nebraska	MS	75	667	46	1,170	121	1,837	(1,161)	797
Omaha, Nebraska	SOLD	164	1,054	(164)	(1,054)	0	0	0	0
Lincoln, Nebraska (Cornhusker)	GWB	226	1,069	272	1,868	498	2,937	(1,997)	1,438
Keokuk, Iowa	MS	55	643	71	617	126	1,260	(990)	396
Iowa City, Iowa	MS	227	1,280	0	569	227	1,849	(1,442)	634
Kirksville, Missouri	GWB	151	830	0	403	151	1,233	(925)	459
Burlington, Iowa	MS	145	867	0	392	145	1,259	(887)	517
Hays, Kansas	GWB	318	1,134	20	442	338	1,576	(1,197)	717
Moberly, Missouri	SOLD	60	1,075	(60)	(1,075)	0	0	0	0
Pittsburg, Kansas	MS	130	852	0	522	130	1,374	(753)	751
Manhattan, Kansas	GWB	262	1,254	(10)	638	252	1,892	(1,335)	809
Mt. Pleasant, Iowa	MS	86	536	22	574	108	1,110	(804)	414
Storm Lake, Iowa	MS	90	819	41	625	131	1,444	(935)	640

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III_REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2014

(Dollars in thousands)

				Additions, (Dispositions),
				(Impairments)
		Initial Cost		Subsequent to Acquisition		Gross Amount at December 31, 2014
			Buildings &		Buildings &		Buildings &	Accumulated	Net
Hotel and Location	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Depreciation	Book Value
Super 8 - continued
West Plains, Missouri	GWB	$112	$861	$0	$232	$112	$1,093	$(703)	$502
Batesville, Arkansas	GWB	81	811	0	413	81	1,224	(573)	732
Omaha, Nebraska (West Dodge)	SOLD	594	1,758	(594)	(1,758)	0	0	0	0
Norfolk, Nebraska	SOLD	227	1,588	(227)	(1,588)	0	0	0	0
Portage, Wisconsin	MS	203	1,839	0	393	203	2,232	(1,265)	1,170
Shawano, Wisconsin	SOLD	245	1,672	(245)	(1,672)	0	0	0	0
Tomah, Wisconsin	GWB	212	2,080	(60)	449	152	2,529	(1,411)	1,270
Menomonie, Wisconsin	MS	452	2,398	0	477	452	2,875	(1,492)	1,835
Clarinda, Iowa	SOLD	75	1,277	(75)	(1,277)	0	0	0	0
Billings, Montana	GE	518	4,807	0	342	518	5,149	(1,243)	4,424
Boise, Idaho	SOLD	612	5,710	(612)	(5,710)	0	0	0	0
Columbus, Georgia	GE	441	4,173	(336)	(3,021)	105	1,152	(276)	981
Terre Haute, Indiana	SOLD	547	4,977	(547)	(4,977)	0	0	0	0
Green Bay, Wisconsin	GE	570	2,784	(188)	(524)	382	2,260	(619)	2,023

Sleep Inn
Omaha, Nebraska	EVB	400	3,276	(88)	(430)	312	2,846	(428)	2,730

Quality Inn
Danville, Kentucky	MS	156	2,971	0	781	156	3,752	(2,048)	1,860
Sheboygan, Wisconsin	GWB	287	1,717	0	469	287	2,186	(1,090)	1,383

Clarion
Cleveland, Tennessee	MS	213	2,370	0	1,105	213	3,475	(2,018)	1,670

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III_REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2014

(Dollars in thousands)

				Additions, (Dispositions),
				(Impairments)
		Initial Cost		Subsequent to Acquisition		Gross Amount at December 31, 2014
			Buildings &		Buildings &		Buildings &	Accumulated	Net
Hotel and Location	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Depreciation	Book Value
Rodeway Inn
Fayetteville, North Carolina	CITI	$725	$3,911	$(260)	$(1,238)	$465	$2,673	$(727)	$2,411
Fayetteville Car Wash, North Carolina	CITI	0	164	0	(53)	0	111	(47)	64

Comfort Suites
Fort Wayne, Indiana	CITI	1,200	4,804	0	1,359	1,200	6,163	(2,087)	5,276
Lafayette, Indiana	CITI	850	3,474	0	608	850	4,082	(1,351)	3,581
Marion, Indiana	CITI	430	1,945	0	784	430	2,729	(965)	2,194
South Bend, Indiana	GE	500	11,512	(196)	1,139	304	12,651	(3,663)	9,292
Warsaw, Indiana	CITI	650	2,501	0	528	650	3,029	(1,022)	2,657

Baymont Inn
Brooks, Kentucky	SOLD	500	2,008	(500)	(2,008)	0	0	0	0

Days Inn
Farmville, Virginia	MS	385	1,968	0	430	385	2,398	(1,333)	1,450
Alexandria, Virginia	MPC	2,500	6,544	0	1,931	2,500	8,475	(2,547)	8,428
Shreveport, Louisiana	SOLD	1,250	2,964	(1,250)	(2,964)	0	0	0	0
Bossier City, Louisiana	GWB	1,025	5,118	(614)	(2,396)	411	2,722	(813)	2,320
Ashland, Kentucky	GE	320	1,303	0	456	320	1,759	(580)	1,499
Glasgow, Kentucky	GE	425	2,207	0	222	425	2,429	(608)	2,246
Sioux Falls, Airport	GE	0	2,398	0	(173)	0	2,225	(336)	1,889
Sioux Falls, Empire	SOLD	480	1,989	(480)	(1,989)	0	0	0	0

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III_REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2014

(Dollars in thousands)

				Additions, (Dispositions),
				(Impairments)
		Initial Cost		Subsequent to Acquisition		Gross Amount at December 31, 2014
			Buildings &		Buildings &		Buildings &	Accumulated	Net
Hotel and Location	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Depreciation	Book Value
Extended Stay-Savannah Suites
Atlanta, Georgia	GE	$1,865	$3,998	$(982)	$(1,821)	$883	$2,177	$(490)	$2,570
Augusta, Georgia	GE	750	3,816	(132)	(282)	618	3,534	(915)	3,237
Chamblee, Georgia	GE	1,650	3,564	(166)	(149)	1,484	3,415	(846)	4,053
Greenville, South Carolina	GE	550	3,408	(255)	(1,452)	295	1,956	(379)	1,872
Jonesboro, Georgia	SOLD	875	2,978	(875)	(2,978)	0	0	0	0
Savannah, Georgia	GE	1,250	4,053	(538)	(1,765)	712	2,288	(287)	2,713
Stone Mountain, Georgia	SOLD	725	3,841	(725)	(3,841)	0	0	0	0

Supertel Inn
Creston, Iowa	GWB	235	2,708	0	49	235	2,757	(893)	2,099

Key West Inns
Key Largo, Florida	MS	339	3,239	0	1,265	339	4,504	(2,276)	2,567

Hilton Garden Inn
Dowell, Maryland	CAN	1,400	9,815	0	739	1,400	10,554	(877)	11,077

Subtotal Hotel Properties		35,989	195,311	(9,617)	(8,525)	26,372	186,786	(74,820)	138,338
Construction in progress		0	0	0	787	0	787	0	787
Office building		69	1,517	(69)	(877)	0	640	(583)	57
Total		$36,058	$196,828	$(9,686)	$(8,615)	$26,372	$188,213	$(75,403)	$139,182

Supertel Hospitality, Inc. and Subsidiaries

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2014

Encumbrance codes refer to the following lenders:

MS	Morgan Stanley	GE	GE Franchise Finance
GWB	Great Western Bank	CITI	Citigroup Global Markets Realty
MPC	Middle Patent Capital	CAN	Cantor
EVB	Elkhorn Valley Bank

Supertel Hospitality, Inc. and Subsidiaries

NOTES TO SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

	ASSET BASIS	Total

(a)	Balance at January 1, 2012	$307,153

	Additions to buildings and improvements	$17,168
	Disposition of buildings and improvements	(32,488)
	Impairment loss	(12,343)
	Balance at December 31, 2012	$279,490

	Additions to buildings and improvements	$6,585
	Disposition of buildings and improvements	(29,463)
	Impairment loss	(8,144)
	Balance at December 31, 2013	$248,468

	Additions to buildings and improvements	$3,058
	Disposition of buildings and improvements	(32,646)
	Impairment loss	(4,295)
	Balance at December 31, 2014	$214,585

	ACCUMULATED DEPRECIATION	Total

(b)	Balance at January 1, 2012	$97,919

	Depreciation for the period ended December 31, 2012	$8,788
	Depreciation on assets sold or disposed	(16,136)
	Impairment loss	(2,172)
	Balance at December 31, 2012	$88,399

	Depreciation for the period ended December 31, 2013	$7,294
	Depreciation on assets sold or disposed	(10,523)
	Impairment loss	(1,058)
	Balance at December 31, 2013	$84,112

	Depreciation for the period ended December 31, 2014	$6,549
	Depreciation on assets sold or disposed	(13,884)
	Impairment loss	(1,374)
	Balance at December 31, 2014	$75,403

(c)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $235 million (unaudited).

(d)	Depreciation is computed based upon the following useful lives:

Buildings and improvements     15 - 40 years

Furniture and equipment             3 - 12 years

(e)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in Note 7 to the consolidated financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, due to the material weaknesses described below, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Other than discussed below, no changes in the Company’s internal controls over financial reporting occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s  Report On  Internal Control  Over  Financial  Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) (1992 Framework) to perform this evaluation. Based on that evaluation, as a result of the identified material weaknesses described below, the Company’s management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2014.

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

The Company has experienced a reduction in staffing in 2014, which has affected the process for accounting for technical transactions, including hotel property impairment analysis, rights offering, statement of cash flows, insurance proceeds, and severance agreements, whereby the Chief Financial Officer is responsible for performing the accounting analysis for the transaction and there is no effective review performed over the accounting determination.

The Company engages a third party valuation firm to assist it in valuing its embedded derivative and warrants liability. Management did not adequately review the valuation report received from the third party valuation firm. Management’s review failed to detect that the third party valuation firm had used an inappropriate risk-free rate of return. This deficiency resulted in a material misstatement to derivative liabilities in the preliminary consolidated financial statements, which was corrected by management prior to the issuance of the consolidated financial statements.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

Information concerning the directors and executive officers of the Company is incorporated by reference from information relating to executive officers of the Company set forth in Part I of this Form 10-K and from the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) under the captions “Corporate Governance” and “Election of Directors.”

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer and has posted the Code of Business Conduct and Ethics on its Web site. The Company intends to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct and Ethics applicable to the Company’s Chief Executive Officer and Chief Financial Officer by posting that information on the Company’s Web site at www.supertelinc.com.

Information required by Item 405 of Regulation 5-K is incorporated by reference from the 2015 Proxy Statement under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

Information regarding executive and director compensation is incorporated by reference from the 2015 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-end,” and “Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, of each director and executive officer of Supertel Hospitality, Inc., and all directors and executive officers as a group, is incorporated by reference from the 2015 Proxy Statement under the caption “Ownership of the Company’s Common Stock By Management and Certain Beneficial Owners.”

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under existing equity compensation plans as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	5,625	$7.84	35,122
Equity compensation plans not approved by security holders	3,125	8.08	-
Total	8,750	$7.93	35,122

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2015 Proxy Statement under the caption “Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2015 Proxy Statement under the caption “Independent Public Registered Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Section 2  Financial Statements and Schedules

Exhibits.

3.1 Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 19,  2014).

3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 19, 2014).

10.1 Third Amended and Restated Agreement of Limited Partnership of Supertel Limited Partnership, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2010).

10.2 First Amended and Restated Master Lease Agreement dated as of November 26, 2002  between Supertel Limited Partnership, E&P Financing Limited Partnership, TRS Leasing, Inc. and Solomons Beacon Inn Limited Partnership (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2012).

10.3 Management Agreement dated May 16, 2007 between TRS Leasing, Inc. and HLC Hotels, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2012).

10.4 Amendment to Management Agreement dated July 15, 2008 between TRS Leasing, Inc. and HLC Hotels, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2013).

10.5 Amendments dated August 9, 2011 and January 21, 2010 to the Management Agreement dated May 16, 2007 between TRS Leasing, Inc. and HLC Hotels, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2011).

10.6  Management Agreement dated April 21, 2011 between Kinseth Hotel Corporation, TRS Leasing, Inc., TRS Subsidiary, LLC, SPPR TRS Subsidiary, LLC, and SPPR-BMI TRS Subsidiary, LLC (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.7  Management Agreement dated April 21, 2011 between Strand Development Company, LLC, Strandco, Inc., TRS Leasing, Inc., TRS Subsidiary, LLC, SPPR TRS Subsidiary, LLC, and SPPR-BMI TRS Subsidiary, LLC (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.8 Management Agreement dated April 21, 2011 between Hospitality Management Advisors, Inc., TRS Leasing, Inc., TRS Subsidiary, LLC, SPPR TRS Subsidiary, LLC, and SPPR-BMI TRS Subsidiary, LLC (incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.9 Amended and Restated Loan Agreement dated December 3, 2008 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2013).

10.10  First Amendment to Amended and Restated Loan Agreement dated February 4, 2009 between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2009).

10.11  Second Amendment to Amended and Restated Loan Agreement dated March 29, 2010 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2010).

10.12  Third Amendment to Amended and Restated Loan Agreement dated March 15, 2011 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2011).

10.13 Fourth Amendment to Amended and Restated Loan Agreement dated December 9, 2011 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 9, 2011).

10.14 Fifth Amendment to Amended and Restated Loan Agreement dated February 21, 2012 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 21, 2012).

10.15 Sixth Amendment to Amended and Restated Loan Agreement dated effective as of December 31, 2012 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 17, 2013).

10.16 Seventh Amendment to Amended and Restated Loan Agreement dated March 26, 2013 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 26, 2013).

10.17 Eighth Amendment to Amended and Restated Loan Agreement dated July 31, 2013 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2013).

10.18 Ninth Amendment to Amended and Restated Loan Agreement dated June 30, 2014 by and between Supertel Hospitality, Inc. and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 30, 2014).

10.19 Tenth Amendment and Written Consent to Amended and Restated Loan Agreement dated August 1, 2014 by and between Supertel Hospitality, Inc. and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 1, 2014).

10.20 Eleventh Amendment to Amended and Restated Loan Agreement dated August 1, 2014 by and between Supertel Hospitality, Inc. and Great Western Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 1, 2014).

10.21 Twelfth Amendment to Amended and Restated Loan Agreement dated November 20, 2014 by and between Supertel Hospitality, Inc. and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 20, 2014).

10.22 Promissory Notes, Loan Agreement and form of Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated August 18, 2006 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.23    Unconditional Guaranty of Payment and Performance dated August 18, 2006 by the Company to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.24 Amendment No. 1 to the Promissory Note dated August 18, 2006 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2013).

10.25 Promissory Note, Loan Agreement and form of Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated January 5, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2012).

10.26 Amendment No. 1 to the Promissory Note dated January 5, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2013).

10.27 Promissory Notes, Loan Agreement and form of Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated May 16, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2012).

10.28  Unconditional Guaranty of Payment and Performance dated May 16, 2007 by the Company to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2012).

10.29 Amendment No. 1 to the Promissory Note dated May 16, 2007 by Supertel Limited Partnership to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2013)..

10.30 Global Amendment and Consent dated March 16, 2009 between Supertel Limited Partnership, SPPR-South Bend, LLC and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2009).

10.31 Unconditional Guaranties of Payment and Performance dated March 16, 2009, by the Company and Supertel Hospitality REIT Trust to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2009).

10.32    Loan Modification Agreements dated as of September 30, 2009 by and between General Electric Capital Corporation, the Company, Supertel Limited Partnership, Supertel Hospitality REIT Trust and SPPR-South Bend, LLC, (incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2009).

10.33    Covenant Waiver dated as of November 9, 2009 by General Electric Capital Corporation to the Company, Supertel Limited Partnership, Supertel Hospitality REIT Trust and SPPR-South Bend, LLC, (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2009).

10.34 Loan Modification Agreement dated as of March 25, 2010 by and between General Electric Capital Corporation, Supertel Limited Partnership, SPPR-South Bend, LLC, Supertel Hospitality REIT Trust and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2010).

10.35 Loan Modification Agreement dated as of March 29, 2012 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Capital Commercial of Utah, LLC and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 29, 2012).

10.36 Loan Waiver and Collateral Agreement dated as of November 14, 2012 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Capital Commercial of Utah, LLC and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2012).

10.37 Loan Modification Agreement dated as of August 13, 2013 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended June 30, 2013).

10.38 Loan Modification Agreement dated as of November 13, 2013 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2013).

10.39 Loan Modification Agreement dated as of March 14, 2014 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended June 30, 2014).

10.40 Loan Modification Agreement dated as of October  13, 2014 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2014).

10.41 Loan Modification Agreement dated as of December 30, 2014 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 23, 2014).

10.42 Loan Modification Agreement dated as of February 17, 2015 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 17, 2015).

10.43 Loan Agreement, dated as of November 2, 2012, between Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Morgan Stanley Mortgage Capital Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 2, 2012).

10.44  First Amendment to Loan Agreement, dated as of January 3, 2013, between Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Morgan Stanley Mortgage Capital Holdings LLC (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2012).

10.45 Guaranty of Recourse Obligations of Borrower, dated as of November 2, 2012, by the Company in favor of Morgan Stanley Mortgage Capital Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 2, 2012).

10.46 Cash Management Agreement, dated as of November 2, 2012, among Morgan Stanley Mortgage Capital Holdings LLC, Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC, Hospitality Management Advisors, Inc., Kinseth Hotel Corporation and Strandco, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 2, 2012).

10.47 First Amendment to Cash Management Agreement, dated as of November 5, 2012, among Morgan Stanley Mortgage Capital Holdings LLC, Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC, Hospitality Management Advisors, Inc., Kinseth Hotel Corporation and Strandco, Inc (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2012).

10.48 Standby Equity Distribution Agreement dated as of March 26, 2010 between YA Global Master SPV Ltd. and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 26, 2010).

10.49 Purchase Agreement, dated November 16, 2011, by and among the Company, Supertel Limited Partnership and Real Estate Strategies L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (Commission file number 001-34087) dated November 16, 2011).

10.50    Warrants issued to Real Estate Strategies L.P. dated February 1, 2012 and February 15, 2012 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.51 Investor Rights and Conversion Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.52 Registration Rights Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.53 Directors Designation Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.54 Agreement, dated August 9, 2013, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anonima (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 9, 2013)

10.55 The Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.56 Amendment to the Company’s 2006 Stock Plan dated May 28, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 28, 2009).

10.57 Amendment to the Company’s 2006 Stock Plan dated May 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 22, 2012).

10.58 Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.59 Employment Agreement of Kelly Walters, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 1, 2012).

10.60 Employment Agreement of Corrine L. Scarpello, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 1, 2012).

10.61 Employment Agreement of David L. Walter, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 1, 2012).

10.62 Employment Agreement of Steven C. Gilbert, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 1, 2012).

10.63 Jeffrey W. Dougan Employment Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2013).

10.64 Jeffrey W. Dougan Restricted Stock Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2013).

10.65 Jeffrey W. Dougan Stock Option Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2013).

10.66 Kelly Walters Letter Agreement dated September 10, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated September 9, 2014).

10.67 Kelly Walters Letter Agreement dated December 19, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 19, 2014).

10.68 Corrine L. Scarpello Letter Agreement dated December 22, 2014 (incorporated herein by reference to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 22, 2014).

10.69* Kelly Walters Letter Agreement dated January 29, 2015

10.70 Director and Named Executive Officers Compensation is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2014”, “Outstanding Equity Awards at Fiscal Year-End”, and “Director Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders for 2015.

21.0* Subsidiaries.

23.1* Consent of KPMG LLP.

31.1* Section 302 Certification of Chief Executive Officer.

31.2* Section 302 Certification of Chief Financial Officer.

32.1* Section 906 Certifications.

101.1* The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Pursuant to Item 601 (b)(4) of Regulation S-K, certain instruments with respect to the Company’s long-term debt are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as Exhibits 10.55 through 10.70.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.
By:	/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

March 23, 2015

By:	/s/ J. William Blackham	By:	/s/ Donald J. Landry
	J. William Blackham		Donald J. Landry
	Chief Executive Officer		Director
(Chief Executive Officer and Director)

By:	/s/ Corrine L. Scarpello	By:	/s/ John M. Sabin
	Corrine L. Scarpello		John M. Sabin
	Chief Financial Officer and Corporate Secretary		Director
(Principal financial and accounting officer and Director)

By:	/s/ James H. Friend	By:	/s/ Kelly A. Walters
	James H. Friend		Kelly A. Walters
	Chairman of the Board		Director

By:	/s/ George R. Whittemore
George R. Whittemore
Director

By:	/s/ Daniel R. Elsztain
Daniel R. Elsztain
Director