Form 10-Q
period 2015-03-31
SUPERTEL HOSPITALITY INC
filed 2015-05-07
CIK 929545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission file number: 001-34087
SUPERTEL HOSPITALITY, INC.
(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	52-1889548 (IRS Employer Identification Number)
1800 W. Pasewalk Ave. Ste. 200, Norfolk, NE 68701 (Address of principal executive offices) Telephone number: (402) 371-2520

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐



Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒    NO    ☐



Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).YES ☐    NO ☒

As of April 30, 2015 there were 4,927,797 shares of common stock, par value $.01 per share, outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share and share data)

	As of
	March 31,	December 31,
	2015	2014
	(unaudited)

ASSETS
Investments in hotel properties	$157,154	$157,174
Less accumulated depreciation	63,862	62,810
	93,292	94,364
Cash and cash equivalents	320	173
Accounts receivable, net of allowance for doubtful accounts of $8 and $25	1,397	1,190
Prepaid expenses and other assets	5,312	4,262
Deferred financing costs, net	1,399	1,637
Investment in hotel properties, held for sale, net	37,880	44,818
	$139,600	$146,444
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$7,793	$6,666
Derivative liabilities, at fair value	15,514	20,337
Debt related to hotel properties held for sale	21,162	26,710
Long-term debt	64,532	65,977
	109,001	119,690
Redeemable preferred stock
10% Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662
EQUITY
Shareholders' equity
Preferred stock, 40,000,000 shares authorized;
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000 shares outstanding, liquidation preference of $30,000	30	30
Common stock, $.01 par value, 200,000,000 shares authorized; 4,923,847 and 4,692,965 shares outstanding	49	47
Additional paid-in capital	138,293	137,900
Accumulated deficit	(115,814)	(118,983)
Total shareholders' equity	22,566	19,002
Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $1,139 and $25	371	90
Total equity	22,937	19,092
COMMITMENTS AND CONTINGENCIES
	$139,600	$146,444

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited - in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2015	2014
REVENUES
Room rentals and other hotel services	$12,346	$11,291
EXPENSES
Hotel and property operations	9,988	9,823
Depreciation and amortization	1,480	1,603
General and administrative	1,385	985
Terminated equity transactions	0	69
	12,853	12,480
LOSS BEFORE NET GAIN (LOSS) ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE AND INCOME TAXES	(507)	(1,189)
Net gain (loss) on dispositions of assets	13	(25)
Unrealized derivative gain	4,823	2,115
Other income	95	31
Interest expense	(1,527)	(1,729)
Loss on debt extinguishment	(7)	(9)
Impairment	(777)	119
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,113	(687)
Income tax expense	0	0
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	2,113	(687)
Gain from discontinued operations, net of tax	1,337	182
NET EARNINGS (LOSS)	3,450	(505)
Loss (earnings) attributable to noncontrolling interest	(281)	1
NET EARNINGS (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	3,169	(504)
Preferred stock dividends - undeclared	(891)	(847)
NET EARNINGS (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,278	$(1,351)
NET EARNINGS (LOSS) PER COMMON SHARE- BASIC AND DILUTED
EPS from continuing operations - Basic	$0.23	$(0.53)
EPS from discontinued operations - Basic	$0.25	$0.06
EPS Basic - Total	$0.48	$(0.47)
EPS Diluted - Total	$(0.09)	$(0.47)
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS
Income from continuing operations, net of tax	$1,088	$(1,533)
Discontinued operations, net of tax	1,190	182
Net earnings (loss) attributable to common shareholders	$2,278	$(1,351)

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited - in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$3,450	$(505)
Adjustments to reconcile net earnings (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	1,480	1,676
Amortization of deferred financing costs	237	292
Amortization of debt discount	0	17
Gain on dispositions of assets	(950)	(142)
Stock-based compensation expense	49	8
Provision for impairment loss	732	(29)
Unrealized gain on derivative instruments	(4,823)	(2,115)
Amortization of warrant issuance cost	14	14
Changes in operating assets and liabilities:
Increase in assets	(1,072)	(388)
Increase in liabilities	1,120	993
Net cash provided (used) by operating activities	237	(179)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(786)	(381)
Proceeds from disposal of hotel assets	7,342	981
Net cash provided by investing activities	6,556	600
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	1	(47)
Principal payments on long-term debt	(7,505)	(1,750)
Payments on revolving debt	(7,036)	(5,422)
Proceeds from revolving debt	7,548	7,153
Proceeds from common stock issued	346	0
Net cash used in financing activities	(6,646)	(66)
Increase in cash and cash equivalents	147	355
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	173	45
CASH AND CASH EQUIVALENTS, END OF PERIOD	$320	$400
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$1,485	$1,797

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

General

Supertel Hospitality, Inc. (SHI) was incorporated in Virginia on August 23, 1994.  We reincorporated in Maryland on November 19, 2014. SHI is a self-administered real estate investment trust (REIT) for federal income tax purposes.

SHI, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). The Company owns 52 properties as follows:

•

All of the Company’s interests in 43 properties with the exception of furniture, fixtures and equipment on 38 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, SLP or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”).

•	The Company’s interests in nine properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), BMI Alexandria, LLC (BAL) or SPPR-Dowell, LLC (SDLLC).

SHI, through Supertel Hospitality REIT Trust, is the sole general partner in SLP and at March 31, 2015, owned approximately 93% of the partnership interests in SLP.  SLP is the general partner in SBILP.  At March 31, 2015,  SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), BMI Alexandria Holdings, Inc. (BAHI) and SPPR-Dowell Holdings, Inc. (SDHI). SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, SLP and BAHI owned 99% and 1% of BAL, respectively, SLP owned 100% of SSBLLC and SLP and SDHI owned 99% and 1% of SDLLC, respectively.  References to “we”, “our”, and “us”, herein refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

As of March 31, 2015, the Company owned 52 limited service hotels, 46 of which are included in continuing operations.  All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by eligible independent contractors: Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company, LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”) and Cherry Cove Hospitality Management, LLC (“Cherry Cove”).

HMA manages 15 Company hotels in Arkansas, Louisiana, Kentucky, Indiana, Virginia and Florida.  Strand manages the Company’s five economy extended-stay hotels in Georgia and South Carolina as well as 12 additional Company hotels located in Georgia, Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia.  Kinseth manages 19 Company hotels in seven states primarily in the Midwest. Cherry Cove manages one Company hotel in Maryland.  Currently, each of the management agreements with HMA, Strand and Kinseth expires on May 31, 2015, and the management agreement with Cherry Cove expires on May 24, 2015. The management agreements renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term. The Company issued written notices and is currently in negotiations with the management companies regarding terms of the agreements.

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

Three Months Ended March 31, 2015 and 2014

(Unaudited)

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

Consolidated Financial Statements

The Company has prepared the condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the three months ended March 31,  2015 and 2014 without audit, in conformity with U. S. generally accepted accounting principles (GAAP).  In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows for all periods presented.  Balance sheet data as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense. Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense. The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis. The Company is currently evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

Derivative Liabilities

	March 31	December 31,
	2015	2014
Series C preferred embedded derivative	$10,921	$13,804
Warrant derivative	4,593	6,533
Derivative liabilities, at fair value	$15,514	$20,337

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

The amendment to the Company’s articles of incorporation, setting forth the terms of the Series C convertible preferred stock, the host instrument, includes an antidilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $8.00 per share. Accordingly we bifurcated the embedded conversion feature which is shown as a derivative liability recorded at fair value on the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014. As a result of a subscription rights offering by the Company which concluded on June 6, 2014, the conversion price of the Series C convertible stock, pursuant to its terms, was adjusted to $1.60, the exercise price of the subscription rights for a share of common stock. The antidilution provision continues to be in effect, and treatment of the embedded conversion feature as a derivative liability remains unchanged.

The agreement setting forth the terms of the common stock warrants issued to the holders of the Series C convertible preferred stock also includes an antidilution provision that requires a reduction in the warrants’ exercise price of $9.60 should the conversion ratio of the Series C convertible preferred stock be adjusted due to antidilution provisions.    Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the accompanying consolidated balance sheets as of March 31,  2015 and December 31, 2014. As a result of a subscription rights offering by the Company which concluded on June 6, 2014, the exercise price of the warrants for a share of common stock was adjusted to $1.92,  equal to 120% of the adjusted conversion price of the Series C convertible preferred stock. The antidilution provision remains in effect, and treatment of the warrants as a derivative liability remains unchanged.

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

Three Months Ended March 31, 2015 and 2014

(Unaudited)

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

Financial instruments

As of March 31, 2015 and December 31, 2014, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	Fair Value at
	March 31, 2015	Level 1	Level 2	Level 3
Series C preferred embedded derivative	10,921	$0	$0	$10,921
Warrant derivative	4,593	0	0	4,593
Derivative liabilities, at fair value	$15,514	$0	$0	$15,514

	Fair Value at
	December 31, 2014	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$13,804	$0	$0	$13,804
Warrant derivative	6,533	0	0	6,533
Derivative liabilities, at fair value	20,337	$0	$0	$20,337

There were no transfers between levels during the three months ended March 31, 2015 and the twelve months ended December 31, 2014.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized (gains) losses recorded in the Consolidated Statement of Operations in Derivative gain  (loss) during that period (in thousands):

	Three Months Ending				Three Months Ending
	March 31, 2015				March 31, 2014
	Series C		Convertible		Series C		Convertible
	preferred		loan		preferred		loan
	embedded	Warrant	embedded		embedded	Warrant	embedded
	derivative	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value, beginning of period	$13,804	$6,533	$0	$20,337	$3,761	$2,146	$0	$5,907
Net unrealized (gains) losses on derivatives	(2,883)	(1,940)	0	(4,823)	(1,210)	(905)	0	(2,115)
Purchases and issuances	0	0	0	0	0	0	151	151
Sales and settlements, included in derivative gain (loss)	0	0	0	0	0	0	0	0
Gross transfers in	0	0	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0	0	0
Fair value, end of period	$10,921	$4,593	$0	$15,514	$2,551	$1,241	$151	$3,943
Changes in realized (gains) losses, included in income on instruments held at end of period	$0	$0	$0	$0	$0	$0	$0	$0
Changes in unrealized (gains) losses, included in income on instruments held at end of period	$(2,883)	$(1,940)	$0	$(4,823)	$(1,210)	$(905)	$0	$(2,115)

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the hierarchy. The carrying value and estimated fair value of the Company’s debt as of March 31, 2015 and December 31, 2014 are presented in the table below (in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Carrying Value		Estimated Fair Value
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014

Held for use	$64,532	$65,977	$64,089	$65,962
Held for sale	21,162	26,710	21,354	26,376
Total	$85,694	$92,687	$85,443	$92,338

Hotel Dispositions

Effective October 1, 2014, the Company adopted ASU Update No. 2014-08 concerning the classification and reporting of discontinued operations. This amendment defines discontinued operations as a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result of the adoption of ASU Update No. 2014-08, we anticipate that most of our hotel dispositions will not be classified as discontinued operations as most will not fit this description.

For transactions that have been classified as held for sale or as discontinued operations for periods prior to adoption of ASU 2014-08, the Company will continue to present the operating results as discontinued operations in the statements of operations for all applicable periods presented.

Sold Hotels - Continuing Operations

On March 19, 2015 the Company closed on the sale of a Sleep Inn in Omaha, Nebraska, to an unaffiliated buyer for a gross sales price of $2.9 million, with no gain on the sale and reduction of the Company’s mortgage debt of $2.5 million. The operating results of this hotel are included in earnings from continuing operations.

Sold Hotels - Discontinued Operations

The operating results of the three hotels below which were sold are included in gain/loss from discontinued operations, net of tax as shown in the condensed consolidated statement of operations for the three months ended March 31, 2015 and 2014.

On January 15, 2015 the Company closed on the sale of a Super 8 in West Plains, Missouri to an unaffiliated buyer for a gross sales price of $1.5 million, with a gain on sale of $0.9 million and reduction of the Company’s mortgage debt of $1.4 million.

On January 29, 2015 the Company closed on the sale of a Super 8 in Green Bay, Wisconsin, to an unaffiliated buyer for a gross sales price of $2.2 million, with no gain on the sale and reduction of the Company’s mortgage debt of $1.5 million.

On March 16, 2015 the Company closed on the sale of a Super 8 in Columbus, Georgia, to an unaffiliated buyer for a gross sales price of $0.9 million, with no gain on the sale and reduction of the Company’s mortgage debt of $0.9 million.

Hotels Held For Sale

The two hotels classified as held for sale in the first quarter of 2015 are the Comfort Inn and the Days Inn in Alexandria, Virginia. The operating results of the Comfort Inn and Days Inn hotels are $(120,348) and$(980,494)

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

for March 31, 2015 and $(220,178) and $(123,042) for March 31, 2014.  The Days Inn operating results for March 31, 2015 include an impairment expense of $0.9 million,  which was recognized as of March 31, 2015 upon the hotel’s classification as held for sale. Earnings attributable to noncontrolling interest from the two hotels for the three months ended March 31, 2015 and 2014 is approximately $(121,000) and $0, respectively.

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

Assets held for sale consisted of the following as of March 31, 2015 and December 31, 2014:

	2015			2014
	Continuing Operations (4)	Discontinued Operations (6)	Total Held For Sale	Continuing Operations (4)	Discontinued Operations (10)	Total Held For Sale
Land	5,523	3,240	8,763	5,785	4,103	9,888
Acquired below market lease intangibles	0	883	883	0	883	883
Buildings, improvements, vehicles	20,588	12,358	32,946	21,031	18,086	39,117
Furniture and Equipment	3,566	2,336	5,902	3,462	3,860	7,322
Construction-in-progress	44	(2)	42	202	(2)	200
Assets Held For Sale	29,721	18,815	48,536	30,480	26,930	57,410
Accumulated depreciation	(7,171)	(3,485)	(10,656)	(7,077)	(5,515)	(12,592)
Investment in hotel properties, net	22,550	15,330	37,880	23,403	21,415	44,818

The following table sets forth the components of discontinued operations for the three months ended March 31, 2015 and 2014. Discontinued operations include the results of operations for hotels sold in 2014 and the first quarter of 2015 (which were held for sale at December 31, 2014).

	Three Months Ended
	March 31,
	2015	2014
Revenues	$1,752	$4,248
Hotel and property operations expenses	(1,252)	(3,619)
Interest expense	(145)	(451)
Depreciation expense	0	(73)
Net gain on disposition of assets	937	168
Impairment loss	45	(91)
Gain from discontinued operations, net of tax	$1,337	$182
Loss attributable to noncontrolling interest	(147)	0
Net earnings attributable to controlling interests	$1,190	$182

Capital Expenditures	$27	$93

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

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

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three months ended
(dollars in thousands, except per share data)	March 31,
	2015	2014
Basic and Diluted Earnings per Share
Calculation: *
Numerator: basic
Net earnings (loss) attributable to common shareholders:
Continuing operations	$1,088	$(1,533)
Discontinued operations	1,190	182
Net earnings (loss) attributable to common shareholders - total basic	$2,278	$(1,351)
Numerator: diluted
Net earnings (loss) attributable to common shareholders:
Continuing operations	$1,088	$(1,533)
Preferred stock dividend	507	0
Derivative Liability change in fair market value	(4,823)	0
Total continuing operations	(3,228)	(1,533)
Discontinued operations	1,190	182
Net loss attributable to common shareholders - total diluted	$(2,038)	$(1,351)
Denominator:
Weighted average number of common shares - basic	4,747,012	2,892,348
Restricted stock	1,115	0
Series C Convertible Preferred stock	18,750,000	0
Warrants - Employees	8,031	0
Weighted average number of common shares - diluted	23,506,158	2,892,348
Basic and Diluted Earnings
Per Common Share:
Net earnings (loss) attributable to common shareholders
per weighted average common share:
Continuing operations - basic	$0.23	$(0.53)
Discontinued operations - basic	0.25	0.06
Total - Basic EPS	$0.48	$(0.47)
Continuing operations - diluted	$(0.14)	$(0.53)
Discontinued operations - diluted	0.05	0.06
Total - Diluted EPS	$(0.09)	$(0.47)

* The loss (earnings) attributable to noncontrolling interest is allocated between continuing and discontinued operations for the purpose of the EPS calculation. Long Term Incentive Plan (“LTIP”) and common operating units of SLP have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.

Potentially dilutive common shares, if any, have been excluded from the denominator if they are antidilutive to net earnings (loss) attributable to common shareholders. The number of weighted average shares of common stock for the three months ended March 31, 2015 is significantly higher than the outstanding shares at

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

March 31, 2014 due to the issuance of common stock from the rights offering during the last month of the second quarter of 2014.

The following table summarizes the weighted average of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three months ended
	March 31,
	2015	2014
Outstanding stock options	8,750	17,563
Unvested stock awards outstanding	969	11,049
Warrants - Employees	138,556	0
Common operating units *	97,008	97,008
LTIP Units *	219,298	0
Warrants	3,750,000	3,750,000
Series C preferred stock	0	3,750,000
Convertible debt	0	1,307,190
Total potentially dilutive securities excluded from the denominator	4,214,581	8,932,810

* LTIP and common operating units of SLP have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.

Debt Financing

A summary of the Company’s long term debt as of March 31, 2015 is as follows (dollars in thousands):

		Interest
Fixed Rate Debt	Balance	Rate	Maturity

Lender
Great Western Bank	$8,398	4.50%	6/2015
GE Capital Franchise Finance LLC	7,757	7.17%	12/2015
Citigroup Global Markets Realty Corp	11,759	5.97%	11/2015
GE Capital Franchise Finance LLC	4,007	4.75%	2/2018
Middle Patent Capital, LLC	8,300	12.50%	6/2015
GE Capital Franchise Finance LLC	11,207	7.17%	2/2017
Cantor	5,908	4.25%	11/2017
Morgan Stanley	28,358	5.83%	12/2017
Total fixed rate debt	$85,694
Less: debt associated with hotel properties held for sale	21,162
Total long-term debt	$64,532

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

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

On February 17, 2015, the maturity date of the Company’s $7.8 million GE loan was extended to December 15, 2015. A required principal payment of $0.3 million was paid on the loan in February 2015.

On March 16, 2015, the Company sold a Super 8 in Columbus, Georgia (74 rooms) for gross sale proceeds of $0.9 million. Net proceeds were used to pay off the associated loan with GE.

On March 19, 2015, the Company sold a Sleep Inn in Omaha, Nebraska (90 rooms) for gross sale proceeds of $2.9 million. Net proceeds were used to pay off the associated loan with Elkhorn Valley Bank.

At March 31, 2015, the Company had long-term debt of $64.5 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 1.9 years and a weighted average fixed interest rate of 5.8%. The Company has no variable interest rate loans as of March 31, 2015. Debt is classified as held for use if the properties collateralizing it are not held for sale. Debt is classified as held for sale if the properties collateralizing it are held for sale. Debt associated with assets held for sale is classified in the table below as due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2015 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2015	$21,162	$19,237	$40,399
2016	0	2,150	2,150
2017	0	42,721	42,721
2018	0	424	424
2019	0	0	0
Thereafter	0	0	0
	$21,162	$64,532	$85,694

At March 31, 2015 the Company had $40.4  million of principal due in 2015. Of this amount, $37.7 million of principal is due in 2015 pursuant to the notes and mortgages evidencing such debt. The remaining $2.7 million is associated with loans on assets held for sale and is not contractually due in 2015 unless the related assets are sold. The maturities comprising the $37.7 million consist of:

•	a $7.8 million balance on a mortgage loan with GE Capital Franchise Finance LLC (“GE”);
•	a $8.4 million balance on a revolving line of credit with Great Western Bank;
•	an $8.3 million balance on a mortgage loan with Middle Patent Capital, LLC;
•	a $11.8 million balance on a mortgage loan with Citigroup Global Markets Realty Corp.; and
•	approximately $1.4 million of principal amortization on mortgage loans.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

The maturity date on the $7.8 million GE loan has been extended to December 15, 2015 and a required principal payment of $0.3 million was paid on the loan in February, 2015. All of the GE loans are cross collateralized and the 13 assets securing the loans outstanding at March 31, 2015 are treated as a pool.  As of March 31, 2015, the Company had six GE hotel assets classified as held for sale. The required principal payment upon the sale of these six hotels is approximately $11.4 million. Upon sale the Company believes the net proceeds from the sale of these hotels will be sufficient to satisfy the debt with GE maturing in 2015.  In April of 2015, after the close of the first quarter of 2015, the Company sold two of the GE encumbered assets that were held for sale and $4.1 million of the sales proceeds were applied to the balance of the $7.8 million loan. If the four remaining hotels are not sold, the Company will attempt to refinance the debt with GE.

The $8.3 million loan with Middle Patent Capital, LLC is secured by two held for sale hotels located in Alexandria, Virginia.  On April 13, 2015, the Company entered into an agreement to sell these hotels for a purchase price of $19.0 million.  The sale is subject to completion of an inspection period without termination of the agreement by the purchaser and customary closing conditions.  If these hotels are sold pursuant to this agreement, the Company believes the net proceeds from the sale of these hotels will be sufficient to satisfy the debt with Middle Patent Capital, LLC maturing in 2015.  If the hotels are not sold pursuant to this agreement, the Company will attempt to refinance the debt with Middle Patent Capital, LLC or another lender.

The Company’s plan is to refinance the other debt maturing in 2015 with current or future lenders.

We are required to comply with certain financial covenants for some of our lenders.  As of March 31,  2015, we were in compliance with our financial covenants.  As a result, we are not in default of any of our loans.

Stock-Based Compensation

Non Vested Share Awards

On July 15, 2013, the Company granted share awards and stock options to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The share awards total 3,125 authorized but previously unissued shares of the Company’s common stock with a grant date price of $7.28. The shares vest based on continued employment of the executive, and the restrictions lapse in 33.3% increments on each of the first, second and third anniversaries of issuance. There were 2,084 and 3,125 unvested awards as of March 31, 2015 and 2014, respectively. The stock options entitle the executive to purchase 3,125 authorized but previously unissued shares of the Company’s common stock at an exercise price of $8.08 per share. The stock options have a four-year term and vest in equal one-third increments on each of the first, second and third anniversaries of issuance provided that the executive is employed by the Company on each such vesting date. The stock options and share awards will become fully vested in the event of a change of control of the company or upon the executive’s death or disability.

On March 2, 2015, the Company granted a warrant to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The warrant entitles the executive to purchase a total of 657,894 authorized but previously unissued shares of the Company’s common stock with a grant date price at (i) $1.52 per share (the adjusted closing bid price of the common stock on NASDAQ on March 2, 2015) if at least one-third but not more than one-half of the shares are purchased on or prior to March 17, 2015, and (ii) $1.92 per share for shares purchased after.  The warrant has a three-year term. The executive officer exercised the warrant in part to purchase 227,894 shares on March 11, 2015 at the price of $1.52 per share. The warrant remains exercisable for 430,000 shares at an exercise price of $1.92 per share. As of March 31, 2015, the total unrecognized compensation cost related to the warrants awarded on March 2, 2015 was $288,000, which is expected to be recognized over the next 35 months.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

The Company records compensation expense for warrants based on the estimated fair value of the warrants on the date of grant using the Black-Scholes option-pricing model.  The Company uses historical data among other factors to estimate the expected price volatility, the expected warrant life, the dividend rate and expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the warrant.  The following table summarizes the estimates used in the Black-Scholes option-pricing model related to the warrant grant and exercise prices of $1.52 and $1.92 grants:

	$1.52 Grant		$1.92 Grant
	March 2, 2015		March 2, 2015
Volatility	53.10%		78.60%
Expected dividend yield	0.00%		0.00%
Expected term (in days/years)	15	days	3.00	years
Risk free interest rate	0.02%		1.06%

On March 2, 2015, the Company granted an equity award of 5,263,152 long-term incentive plan units (“LTIP Units”), representing profit interests in the Company’s operating partnership.  The LTIP Units are earned on one-third increments upon the Company’s common stock achieving price per share milestones of $3.50,  $4.50 and $5.50 respectively.  Earned LTIP Units vest in March 2018, or earlier upon a change in control of the Company, and can be redeemed at the rate of one share of common stock for each eight earned LTIP Units for up to 657,894 of common shares.

As of March 31, 2015, the total unrecognized compensation cost related to the LTIP Units was $498,000, which is expected to be recognized over the next 35 months.

The Company records compensation expense for the LTIP based on the estimated fair value of the LTIP on the date of grant using the Monte Carlo simulation model.  The Company uses historical data among other factors to estimate the expected price volatility, the expected LTIP life, volume weighted average price and expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the LTIP.  The following table summarizes the estimates used in the Monte Carlo option-pricing model related to the LTIP grant:

Grant Date
March 2, 2015
Volatility	75.5%
Weighted Average Price	$1.53
Expected term (in years)	3.0
Risk free interest rate	1.06%

Investment Committee Share Compensation

The independent directors serving as members of the Investment Committee receive their monthly Investment Committee fees in the form of shares of the Company’s common stock issued quarterly under the 2006 Stock Plan, priced as the average of the closing price of the stock for the first 20 trading days for the calendar year.  The number of shares issued to the committee members for the three months ended March  31, 2015 and 2014 were 2,988 and 747, respectively.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

Share-Based Compensation Expense

The expense recognized in the condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 for share-based compensation related to employees and directors was approximately $49,000 and $8,000, respectively.

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

During the three months ended March 31, 2015 no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels. The Company did record $0.1 million of recovery of previously recorded impairment loss on one hotel that was moved from held for sale to held for use at the end of the first quarter of 2014.

Held for sale

Level 3 inputs were used to determine impairment losses on properties held for sale. At March 31, 2015, there were 10 hotel properties that met the criteria for classification as held for sale. In accordance with ASU 2014-08 Presentation of Financial Statements and Property, Plant and Equipment Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, in the Consolidated Statements of Operations, four of the held for sale hotels are reflected in continuing operations and six of the hotels are reflected in discontinued operations. The amount of impairment and recovery of previously recorded impairment recorded in the quarters ended March 31, 2015 and 2014 on properties classified as held for sale and sold is shown in the table below (in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	For the three months ending March 31,		For the three months ending March 31,
	2015		2014
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for Sale Hotels:
Impairment loss	1	$(862)	0	$0
Recovery of Impairment	0	0	0	0
Subtotal Held for Sale Hotels	1	$(862)	0	$0
Sold Hotels:
Impairment loss	0	0	0	0
Recovery of Impairment	1	85	0	0
Subtotal Sold Hotels	1	$85	0	$0
Net Impairment loss on Held for Sale and Sold Hotels Reported in Continuing Operations	2	$(777)	0	$0
Discontinued Operations:
Held for Sale Hotels:
Impairment loss	0	$0	0	$0
Recovery of Impairment	1	126	0	0
Subtotal Held for Sale Hotels	1	$126	0	$0
Sold Hotels:
Impairment loss	1	(117)	5	91
Recovery of Impairment	1	36	0	0
Subtotal Sold Hotels	2	$(81)	5	$91
Net Impairment loss on Held for Sale and Sold Hotels Reported in Discontinued Operations	3	$45	5	$91
Total Net Impairment:	5	$(732)	5	$91

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

Income Taxes

We have provided a full valuation allowance against our deferred tax asset at March 31, 2015 and 2014, that results in no net deferred tax asset at March 31, 2015 and 2014 due to the uncertainty of realization (because of

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

historical operating losses). The TRS Lessee has estimated its income tax benefit using a combined federal and state rate of approximately 38%.  The TRS net operating loss carryforward from March 31, 2015 as determined for federal income tax purposes was approximately $20.8 million. The availability of such loss carryforward will begin to expire in 2022 through 2034.

The Company is completing an evaluation of the impact, of its recently completed subscription rights offering on its ability to fully utilize all of the net operating loss carryforwards. The Company believes the results of this analysis will likely indicate that a change in control event (as defined for tax purposes) occurred, and the Company will be limited in the use of its net operating loss carryforwards.

Noncontrolling Interest of Common Units in SLP

Noncontrolling interest in SLP represents the common units’ (“common units”) proportionate share of the equity in the operating partnership. The common units represent both the common operating units and the LTIP units. As of March 31, 2015 and 2014, the limited partners of SLP held 97,008 common operating units, representing approximately 0.1% of the partnership interest in SLP. In March 2015, the Company issued 5,263,152 of LTIP Units, which represent approximately 7.0% of the partnership interest in SLP.

Equity Reconciliation of Parent and Noncontrolling Interest

(dollars in thousands)

Common
Noncontrolling
Interest
Balance at December 31, 2014	$90
Common operating units	4
LTIP	277
Balance at March 31, 2015	$371

(dollars in thousands)
	Series A preferred stock par value	Series C convertible stock par value	Common stock par value	Additional paid-in capital	Accumulated deficit	Net shareholders' equity	Noncontrolling interest in consolidated partnerships	Total equity
Balance at December 31, 2014	$8	$30	$47	$137,900	$(118,983)	$19,002	$90	$19,092
Stock-based compensation	0	0	0	49	0	49	0	49
Issuance of common stock	0	0	2	344	0	346	0	346
Net loss	0	0	0	0	3,169	3,169	281	3,450
Balance at March 31, 2015	$8	$30	$49	$138,293	$(115,814)	$22,566	$371	$22,937

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

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

Series B Redeemable Preferred Stock

At March 31, 2015  there were 332,500 shares of 10.0% Series B preferred stock outstanding. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

Dividends on the Series B preferred stock are cumulative and are payable quarterly in arrears on each March 31, June 30, September 30 and December 31, or, if not a business day, the next succeeding business day, at the annual rate of 10.0% of the $25.00 liquidation preference per share, equivalent to a fixed annual amount of $2.50 per share.  Dividends on the Series B preferred stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared and whether or not such dividends are prohibited by agreement. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series B preferred stock to preserve capital and improve liquidity. Accumulated but unpaid dividends on the Series B preferred stock will not bear interest. Accumulated but unpaid dividends are $1.2 million or  $3.75 per share as of March 31, 2015. These dividends are not reflected as an obligation on the balance sheet.  Holders of the Series B preferred stock generally have no voting rights. However, if the dividends on the Series B preferred stock are in arrears for six or more quarterly periods (whether or not consecutive), holders of the Series B preferred stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, will be entitled to elect two directors. Currently the holders of the Series B preferred stock, voting as a single class with the Series A preferred Stock, have the right to elect two directors at the next annual shareholders’ meeting. The terms of such directors will end up to twelve months after all dividend arrearages have been paid.

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

The Series B preferred stock was not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock).  The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

accrued and unpaid dividends. At March 31,  2015, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Series A Preferred Stock

On December 30, 2005,  the Company offered and sold 1,521,258 shares of 8% Series A preferred stock.  At March  31,  2015, 803,270 shares of Series A preferred stock remained outstanding.  Dividends on the Series A preferred stock are cumulative and are payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. The Company may redeem the Series A preferred stock, in whole or in part, at any time or from time to time for cash at a redemption price of $10.00 per share, plus all accrued and unpaid dividends. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series A preferred stock to preserve capital and improve liquidity. Unpaid dividends will accumulate and bear additional dividends at 8%, compounded monthly. Accumulated but unpaid dividends are $0.9 million, or $1.12 per share, as of March 31, 2015. These dividends are not reflected as an obligation on the balance sheet. Holders of the Series A preferred stock generally have no voting rights. However, if dividends on the Series A preferred stock are in arrears for six consecutive months or nine months (whether or not consecutive) in any twelve-month period, holders of the Series A preferred stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, will be entitled to elect two directors. Currently the holders of the Series A preferred stock, voting as a single class with the Series B preferred stock, have the right to elect two directors at the next annual shareholders’ meeting. The terms of such directors will end up to twelve months after all dividend arrearages have been paid.

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

Three Months Ended March 31, 2015 and 2014

(Unaudited)

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

Each share of Series C convertible preferred stock is entitled to a dividend of $0.625 per year payable in equal quarterly dividends. Each share of Series C convertible preferred stock has a liquidation preference of $10.00 per share, in cash, plus an amount equal to any accrued and unpaid dividends.  With respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, the Series C convertible preferred stock ranks: (a) on  a parity with the Series A preferred stock and Series B preferred stock and other future series of preferred stock designated to rank on  a parity, and (b) senior to the common stock and other future series of preferred stock designated to rank junior, and (c) junior to the Company’s existing and future indebtedness. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series C cumulative preferred stock to preserve capital and improve liquidity. Unpaid dividends will accumulate and bear additional dividends at 6.25%, compounded quarterly. Accumulated but unpaid dividends are $2.9 million, or $0.975 per share, as of March 31, 2015. These dividends are not reflected as an obligation on the balance sheet.

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

Three Months Ended March 31, 2015 and 2014

(Unaudited)

Various claims and legal proceedings arise in the ordinary course of business and may be pending against the Company and its properties. Based upon the information available, the Company believes that the resolution of any of these claims and legal proceedings should not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Liquidity

The following disclosure and analysis is pursuant to ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ASU 2014-15 requires the Company to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued.  To satisfy the requirements of the new standard, the Company’s evaluation considered a 13 month period beginning March 31, 2015.

The Company performs a liquidity analysis to determine if expected hotel operating cash flow is sufficient to cover all of the Company’s obligations as they become due, in this case, beginning on March 31, 2015 and ending on April 30, 2016.  Our initial analysis considered only available cash and operating cash inflows without consideration of cash inflows from transactions that are in process, but were not yet finalized, such as proceeds on asset dispositions that are not yet closed or proceeds from financing transactions.

The Company believes the available cash of $0.3 million at March 31, 2015, cash generated from the operations of the hotels as well as the $3.3 million of net cash proceeds from the sale of two hotels in April of 2015 will be sufficient to cover corporate overhead, recurring monthly debt service and anticipated capital improvements, estimated to be $4.9 million, $7.5 million and $6.3 million, respectively (excluding loans maturing in 2015, there are no loans maturing in 2016).

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

At March 31, 2015, we have 10 hotels held for sale which, if sold, we believe will generate $17.8 million in net proceeds after debt repayment over the 13 month period. Over the last five years, we have sold 63 hotels.  However, with respect to future hotel sales, we cannot predict:

•	whether we will be able to find buyers for identified assets at prices and /or other terms acceptable to us:
•	whether potential buyers will be able to secure financings: and
•	the length of time needed to find a buyer and to close the sale of a property.

At December 31, 2014 we had $46.9 million of debt maturing in 2015 (no debt matures in 2016). As of March 31, 2015, we have reduced that obligation to $36.3 million through amortization and repayment from the proceeds of hotel sales.  Since the end of the first quarter of 2015 through the date of our filing the obligation was further reduced to $32.2 million; the company applied an additional $4.1 million to debt using a portion of the proceeds from the sale of two of our GE encumbered hotel assets.  The $32.2 million of maturing debt, for which we do not have committed funding, consists of the following:

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

•	a $3.7 million balance on a mortgage loan with GE Capital Franchise Finance LLC (“GE”) maturing December 15, 2015;
•	an $8.4 million balance on a revolving line of credit with Great Western Bank maturing June 30, 2015;
•	an $8.3 million balance on a mortgage loan with Middle Patent Capital, LLC maturing June 6, 2015; and
•	an $11.8 million balance on a mortgage loan with Citigroup Global Markets Realty Corp. maturing November 11, 2015.

The Company anticipates that the net proceeds on the sale of GE and Middle Patent Capital, LLC encumbered assets classified as Held for Sale will be sufficient to repay the maturing GE and Middle Patent Capital, LLC loans.  The Company plans to meet the obligations at maturity on the Great Western Bank revolving line of credit and the Citigroup Global Markets Realty Corp. mortgage loan by using a combination of refinancing and the proceeds from dispositions of two hotels held for sale. Over the past two years the lending market has experienced increased liquidity and a relaxing of underwriting standards and as such, we believe we will be able to refinance on similar or perhaps more favorable terms. However, notwithstanding our perception that the lending market has improved somewhat, we may not be successful in our efforts to refinance or repay our maturing debt. As of March 31, 2015 we are not in default under the terms of any of our loans. However on November 12, 2014, the Company received a waiver from Great Western Bank for non-compliance with respect to the consolidated leverage ratio, and on November 20, 2014 the credit facilities were amended to modify the consolidated leverage ratio. The Company believes that we will be compliant under the terms of all of our loans in 2015.

The Company has an obligation to Real Estate Strategies, L.P. (“RES”) to use $25 million of the proceeds from its capital infusion in 2012 to pursue hotel acquisitions.  In February 2012, the Company issued 3.0 million shares of Series C convertible preferred stock to Real Estate Strategies, L.P. which provided $28.6 million of net proceeds.  As of February 28, 2015, we have used $9.1 million for debt repayment and $3.7 million for operational funds from the proceeds committed to hospitality acquisitions.  There are no contractual restrictions or penalties related to the use of these funds for purposes other than acquisitions.  The Company is obligated to replace these funds promptly as it has the ability to do so.  The Company is exploring opportunities to satisfy its long term capital needs as well as replenish the acquisition fund.  There can be no assurance that the Company will be able to obtain the funding to replace these funds, however, the Company believes the growth of the Company is in the best interest of all shareholders.

The Company did not declare a common stock dividend during the first quarter of 2015 or the years 2014, 2013 or 2012.  In December 2013, the Company announced the suspension of the regular dividends on its outstanding preferred stock to preserve capital and improve liquidity.  The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy.

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

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Supertel Hospitality, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

Subsequent Events

On April 1, 2015, the Company sold two Savannah Suites hotels. The hotel in Chamblee, Georgia (120 rooms) sold for $4.4 million, and the hotel in Augusta, Georgia (172 rooms) sold for $3.4 million. Partial proceeds of $4.1 million were applied to the associated debt with GE, with the remainder going to cash.

On April 13, 2015, the Company entered into an agreement to sell two hotels located in Alexandria, Virginia for a purchase price of $19.0 million. The properties are subject to associated debt of $8.3 million. The sale is subject to the completion of an inspection period without termination by the purchaser (which may be with or without reason during the inspection period) and customary closing conditions. The inspection period ends May 8, 2015, but may be extended by purchaser, upon payment of $100,000, for an additional 30 days. On May 1, 2015, the Company amended the agreement to extend the inspection period to May 18, 2015. The amendment also changed the right to extend the Inspection Period by 30 days to 20 days.

On April 30, 2015, the Company sold a Super 8 in Batesville, Arkansas (49 rooms) for $1.5 million. $1.3 million of the proceeds were applied to the revolving credit facility with Great Western Bank, reducing the outstanding revolver balance by $1.3 million and the revolver limit from $12.5 million to $11.2 million. The remainder of the proceeds went to cash.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Results for the three months ended March 31, 2015 are not necessarily indicative of results that may be attained in the future.

References to “we”, “our”, “us”, “Company”, and “Supertel Hospitality” refer to Supertel Hospitality, Inc., including as the context requires, its direct and indirect subsidiaries.

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Preparation of these statements requires management to make certain estimates and judgments that affect our financial position and results of operations.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of March 31, 2015 we owned 52 hotels in 20 states.  Our hotels operate under several national and independent brands.

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

Hotel Dispositions

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations,  the results of operations for six properties classified as held for sale at March 31, 2015 as well as all properties that have been sold during 2015 and prior years are included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2015 and 2014. Additionally, in accordance with ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, four properties in continuing operations which are classified as held for sale at March 31, 2015 are also included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2015 and 2014.

The assets held for sale at March 31, 2015 and 2014 are separately disclosed in the Condensed Consolidated Balance Sheets.  Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made.  While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all.  We believe that all our held for sale assets as of March 31, 2015 remain properly classified in accordance with ASC 205-20.

Where the carrying value of an asset held for sale exceeded the estimated fair value, net of selling costs, we reduced the carrying value and recorded an impairment charge. Impairment charges are discussed below under “Fair Value of Financial Instruments.”

Properties are classified as held for sale as the result of management’s strategy to reevaluate its hotels as well as the length of the period in which the company anticipates holding its properties based on new and more stringent criteria.  These criteria include strategic review of debt service capability, estimated return on investment, and local market conditions.

Our held for use hotels reflect the results of operations of those hotels which we are likely to retain in our portfolio for the foreseeable future as well as those assets which do not currently meet the held for sale criteria in ASC 205-20.  We periodically evaluate the assets in our portfolio to ensure they continue to meet our performance objectives.  Accordingly, from time to time, we could identify other assets for disposition.

General

The discussion that follows is based primarily on the condensed consolidated financial statements of the three months ended March 31, 2015 and 2014, and should be read along with the condensed consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s  52 and 68 hotels as of March 31, 2015 and 2014, respectively. There were  46 hotels in continuing operations at March 31, 2015.

Results of Operations

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

Operating results are summarized as follows (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months ended			Three months ended
	March 31, 2015			March 31, 2014			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$12,346	$1,752	$14,098	$11,291	$4,248	$15,539	$1,055
Hotel and property operations expenses	(9,988)	(1,252)	(11,240)	(9,823)	(3,619)	(13,442)	(165)
Interest expense	(1,527)	(145)	(1,672)	(1,729)	(451)	(2,180)	202
Loss on debt extinguishment	(7)	0	(7)	(9)	0	(9)	2
Depreciation and amortization	(1,480)	0	(1,480)	(1,603)	(73)	(1,676)	123
General and administrative	(1,385)	0	(1,385)	(985)	0	(985)	(400)
Net gain (loss) on dispositions of assets	13	937	950	(25)	168	143	38
Derivative gain (loss)	4,823	0	4,823	2,115	0	2,115	2,708
Other income (loss)	95	0	95	31	0	31	64
Impairment loss	(777)	45	(732)	119	(91)	28	(896)
Terminated equity transactions	0	0	0	(69)	0	(69)	69
Net earnings (loss)	$2,113	$1,337	$3,450	$(687)	$182	$(505)	$2,800

Occupancy for the continuing operations portfolio rose 5.2% from the prior year, while average daily rate (“ADR”) rose 4.4%.  The overall result was a 9.9%  increase in revenue per available room (“RevPAR”).   The following factors contributed to the favorable variance. Properties in the Washington D.C. area continue to benefit from the area’s improving market. Increased business from construction and special projects in the Midwest as well as renovations and capital improvements throughout the portfolio are also helping to create additional revenue. Results for our same store portfolio are presented below under “Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy”.

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended March 31, 2015 increased 9.3%  compared to the same period in 2014.

During the first quarter of 2015,  hotel and property operations expenses from continuing operations increased $0.2 million compared to the first quarter of 2014.   Payroll, franchise related expenses and management fees rose as expected with increased occupancy.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

There was a  decrease in interest expense in the same store portfolio of approximately $0.2 million, due to the reduction in debt, regular amortization pay-down, and lower deferred finance costs compared to the prior quarter.  Depreciation and amortization expense from continuing operations decreased $0.1 million for the first quarter of 2015 compared with 2014.    The general and administrative expense for the 2015 first quarter increased $0.4 million because of increased costs of Director and Officer insurance and legal and compensation costs associated with the change in executive officers.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Derivative gain

The change in derivative gains is a result of the change in fair value of the derivative liabilities for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014. The fair value of the derivative liabilities decreased by an aggregate of $4.8 million and $2.1 million during the first quarter of 2015 and 2014, respectively.  The decrease in fair value in the first quarter of 2015 and 2014, which created a  derivative gain on the income statement, is primarily due to changes in the common stock price. These changes in fair value are recorded as derivative gains.

Impairment loss

For the first quarter of 2015, impairment charges of $0.9 million were recorded on one hotel classified as held for sale as of March 31, 2015 in continuing operations.  Recovery of $0.1 million of previously recorded impairment was taken on one hotel in continuing operations at the time of sale. Recovery of $0.1 million was taken on a held for sale property in discontinued operations. Two hotels in discontinued operations had net impairment of $0.1 million at the time of sale. For the three months ended March 31, 2014 impairment charges of $0.1 million were taken on five hotels in discontinued operations which were sold. Recovery of $0.1 million was recorded on a held for use hotel in continuing operations.

Dispositions

In the first quarter of 2015,  four properties were sold. There was a gain of $0.9 million at the time of sale on one of the properties. One hotel was sold in the first quarter of 2014 with no gain.

Income tax

At March 31, 2015 and 2014,  a full valuation allowance was recorded against the deferred tax asset due to the uncertainty of realization because of historical operating losses. Due to the full deferred tax valuation allowance, no income tax expense or benefit was recorded for the quarters ended March 31, 2015 and 2014.

Management believes the federal and state income tax rate for the TRS Lessee will be approximately 38%. The income tax benefit /expense will vary based on the taxable earnings or loss of the TRS Lessee, a C corporation.

Liquidity and Capital Resources

The following disclosure and analysis is pursuant to ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 requires the Company to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued.  To satisfy the requirements of the new standard, the Company’s evaluation considered a 13 month period beginning March 31, 2015.

The Company performs a liquidity analysis to determine if expected hotel operating cash flow is sufficient to cover all of the Company’s obligations as they become due, in this case, beginning on March 31, 2015 and ending on April 30, 2016.  Our initial analysis considered only available cash and operating cash inflows without consideration of cash inflows from transactions that are in process, but were not yet finalized, such as proceeds on asset dispositions that are not yet closed or proceeds from financing transactions.

The Company believes the available cash of $0.3 million at March 31, 2015, cash generated from the operations of the hotels as well as the $3.3 million of net cash proceeds from the sale of two hotels in April of 2015 will be sufficient to cover corporate overhead, recurring monthly debt service and anticipated capital improvements, estimated to be $4.9 million, $7.5 million and $6.3 million respectively (excluding loans maturing in 2015, there are no loans maturing in 2016).

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

At March 31, 2015, we have 10 hotels held for sale which, if sold, we believe will generate $17.8 million in net proceeds after debt repayment over the 13 month period. Over the last five years, we have sold 63 hotels.  However, with respect to future hotel sales, we cannot predict:

•	whether we will be able to find buyers for identified assets at prices and /or other terms acceptable to us:
•	whether potential buyers will be able to secure financings: and
•	the length of time needed to find a buyer and to close the sale of a property.

At December 31, 2014 we had $46.9 million of debt maturing in 2015 (no debt matures in 2016). As of March 31, 2015, we have reduced that obligation to $36.3 million through amortization and repayment from the proceeds of hotel sales.  Since the end of the first quarter of 2015 through the date of our filing the obligation was further reduced to $32.2 million; the company applied an additional $4.1 million to debt using a portion of the proceeds from the sale of two of our GE encumbered hotel assets.  The $32.2 million of maturing debt, for which we do not have committed funding, consists of the following:

•	a $3.7 million balance on a mortgage loan with GE Capital Franchise Finance LLC (“GE”) maturing December 15, 2015;
•	an $8.4 million balance on a revolving line of credit with Great Western Bank maturing June 30, 2015;
•	an $8.3 million balance on a mortgage loan with Middle Patent Capital, LLC maturing June 6, 2015; and
•	an $11.8 million balance on a mortgage loan with Citigroup Global Markets Realty Corp. maturing November 11, 2015.

The Company anticipates that the net proceeds on the sale of GE and Middle Patent Capital, LLC encumbered assets classified as Held for Sale will be sufficient to repay the maturing GE and Middle Patent Capital, LLC loans.  The Company plans to meet the obligations at maturity on the Great Western Bank revolving line of credit and the Citigroup Global Markets Realty Corp. mortgage loan by using a combination of refinancing and the proceeds from dispositions of two hotels held for sale. Over the past two years the lending market has experienced increased liquidity and a relaxing of underwriting standards and as such, we believe we will be able to refinance on similar or perhaps more favorable terms. However, notwithstanding our perception that the lending market has improved somewhat, we may not be successful in our efforts to refinance or repay our maturing debt. As of March 31, 2015 we are not in default under the terms of any of our loans. However on November 12, 2014, the Company received a waiver from Great Western Bank for non-compliance with respect to the consolidated leverage ratio, and on November 20, 2014 the credit facilities were amended to modify the consolidated leverage ratio. The Company believes that we will be compliant under the terms of all of our loans in 2015.

The Company has an obligation to Real Estate Strategies, L.P. (“RES”) to use $25 million of the proceeds from its capital infusion in 2012 to pursue hotel acquisitions.  In February 2012, the Company issued 3.0 million shares of Series C convertible preferred stock to Real Estate Strategies, L.P. which provided $28.6 million of net proceeds.  As of February 28, 2015, we have used $9.1 million for debt repayment and $3.7 million for operational funds from the proceeds committed to hospitality acquisitions.  There are no contractual restrictions or penalties related to the use of these funds for purposes other than acquisitions.  The Company is obligated to replace these funds promptly as it has the ability to do so.  The Company is exploring opportunities to satisfy its long term capital needs as well as replenish the acquisition fund.  There can be no assurance that the Company will be able to obtain

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

the funding to replace these funds, however, the Company believes the growth of the Company is in the best interest of all shareholders.

The Company did not declare a common stock dividend during the first quarter of 2015 or the years 2014, 2013 or 2012.  In December 2013, the Company announced the suspension of the regular dividends on its outstanding preferred stock to preserve capital and improve liquidity.  The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy.

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

Debt Repayments

At March 31, 2015, the Company had long-term debt of $64.5 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 1.9 years and a weighted average fixed interest rate of 5.8%. The Company has no variable interest rate loans as of March 31, 2015. Debt is classified as held for use if the properties collateralizing it are not held for sale.  Debt is classified as held for sale if the properties collateralizing it are held for sale.  Debt associated with assets held for sale is classified in the table below as due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year.  Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2015 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2015	$21,162	$19,237	$40,399
2016	0	2,150	2,150
2017	0	42,721	42,721
2018	0	424	424
2019	0	0	0
Thereafter	0	0	0
	$21,162	$64,532	$85,694

At March 31, 2015, the Company had $40.4 million of principal due in 2015; of this amount, $37.7 million of principal is due in 2015 pursuant to the notes and mortgages evidencing such debt. The remaining $2.7 million is associated with loans on assets held for sale and is not contractually due in 2015 unless the related assets are sold. The maturities comprising the $37.7 million consist of:

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

•	a $7.8 million balance on a mortgage loan with GE Capital Franchise Finance LLC (“GE”);
•	a $8.4 million balance on a revolving line of credit with Great Western Bank;
•	an $8.3 million balance on a mortgage loan with Middle Patent Capital, LLC;
•	a $11.8 million balance on a mortgage loan with Citigroup Global Markets Realty Corp.; and
•	approximately $1.4 million of principal amortization on mortgage loans.

The maturity date on the $7.8 million GE loan has been extended to December 15, 2015 and a required principal payment of $0.3 million was paid on the loan in February, 2015. All of the GE loans are cross collateralized and the 13 assets securing the loans outstanding at March 31, 2015 are treated as a pool.  As of March 31, 2015, the Company had six GE hotel assets classified as held for sale. The required principal payment upon the sale of these six hotels is approximately $11.4 million. Upon sale the Company believes the net proceeds from the sale of these hotels will be sufficient to satisfy the debt with GE maturing in 2015. In April of 2015, after the close of the first quarter of 2015, the Company sold two of the GE assets that were held for sale and $4.1 million of the sales proceeds were applied to the balance of the $7.8 million loan. If the four remaining hotels are not sold, the Company will attempt to refinance the debt with GE.

The $8.3 million loan with Middle Patent Capital, LLC is secured by two held for sale hotels located in Alexandria, Virginia.  On April 13, 2015, the Company entered into an agreement to sell these hotels for a purchase price of $19.0 million.  The sale is subject to completion of an inspection period without termination of the agreement by the purchaser and customary closing conditions.  If these hotels are sold pursuant to this agreement, the Company believes the net proceeds from the sale of these hotels will be sufficient to satisfy the debt with Middle Patent Capital, LLC maturing in 2015.  If the hotels are not sold pursuant to this agreement, the Company will attempt to refinance the debt with Middle Patent Capital, LLC or another lender.

The Company’s plan is to refinance the other debt maturing in 2015 with current or future lenders.

Financial Covenants

The key financial covenants for certain of our loan agreements and compliance calculations as of March 31, 2015 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement).  As of March 31, 2015,  we were in compliance with our financial covenants.  As a result, as of March 31, 2015,  we are not in default of any of our loans.

	March 31,	March 31,
Great Western Bank Covenants	2015	2015
Consolidated debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(12,304)
Net adjustments per loan agreement		28,546
Adjusted NOI per loan agreement (A)		$16,242
Interest expense per financial statements - continuing operations		6,973
Interest expense per financial statements - discontinued operations		1,051
Total interest expense per financial statements		$8,024
Net adjustments per loan agreement		1,501
Debt service per loan agreement (B)		$9,525
Consolidated debt service coverage ratio		1.71 : 1
* Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	March 31,	March 31,
Great Western Bank Covenants	2015	2015
Loan-specific debt service coverage ratio	Requirement	Calculation
calculated as follows: *	≥1.20:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(12,304)
Net adjustments per loan agreement		14,018
Adjusted NOI per loan agreement (A)		$1,714
Interest expense per financial statements - continuing operations		6,973
Interest expense per financial statements - discontinued operations		1,051
Total interest expense per financial statements		$8,024
Net adjustments per loan agreement		(7,075)
Debt service per loan agreement (B)		$949
Loan-specific debt service coverage ratio		1.81 : 1
* Calculations based on prior four quarters

	March 31,	March 31,
Great Western Bank Covenants	2015	2015
Consolidated leverage ratio	Requirement	Calculation
calculated as follows:	≤ 3.50
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements		$109,001
Net adjustments per loan agreement		(15,514)
Total liabilities per loan agreement (A)		$93,487
Total assets per financial statements		$139,600
Total liabilities per financial statements		$109,001
Net adjustments per loan agreement		(15,514)
Total liabilities per loan agreement		$93,487
Tangible net worth per loan agreement (B)		$46,113
Consolidated Leverage Ratio		2.03

The credit facilities with Great Western Bank also require maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70%, tested annually, and that we not pay dividends in excess of 75% of our funds from operations per year. The credit facilities currently consist of a $12.5 million revolving credit facility. The credit facilities provide for $12.5 million of availability under the revolving credit facility, subject to the limitation that the loans available to us through the revolving credit facility may not exceed the lesser of (a) an amount equal to 70% of the total appraised value of the hotels securing the credit facility and (b) an amount that would result in a loan-specific debt service coverage ratio of less than 1.20 to 1.    The $12.5 million of availability under the revolving credit facility will be reduced by the amount of net proceeds from sales of hotels encumbered by Great Western Bank.  At March 31, 2015, the revolving credit facility was fully available and the outstanding balance was $8.4 million. Subsequent to the end of the quarter, we sold a Super 8 in Batesville, Arkansas, and the availability of the revolver was reduced to $11.2 million.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

GE Covenants	March 31, 2015 Requirement	March 31, 2015 Calculation
Loan-specific fixed charge coverage ratio calculated as follows: *	≥ 1.20:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(12,304)
Net adjustments per loan agreement		16,950
Adjusted EBITDA per loan agreement (A)		$4,646
Interest expense per financial statements -continuing operations		6,973
Interest expense per financial statements -discontinued operations		1,051
Total interest expense per financial statements		$8,024
Net adjustments per loan agreement		(5,486)
Fixed charges per loan agreement (B)		$2,538
Loan-specific fixed charge coverage ratio		1.83 : 1
* Calculations based on prior four quarters

GE Covenants	March 31, 2015 Requirement	March 31, 2015 Calculation
Loan-specific loan to value ratio calculated as follows:	≤ 60.0%
Loan balance (A) / Value (B)
Loan balance (A)		$22,970
Value (B)		$40,440
Loan-specific loan to value ratio		56.8%

The financial covenants under our loan facilities with GE also require that, through the term of the loans, we maintain: (a) a minimum before dividend consolidated fixed charge coverage ratio (FCCR) (based on a rolling 12-month period) of 1.00:1 as of March 31, 2015 and thereafter; and (b) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 1.00:1 as of March 31, 2015 and thereafter. However, the consolidated FCCRs are not required to be tested as of the end of any fiscal quarter if the loan to value ratio with respect to our GE-encumbered properties is 60% or less.

As of March 31, 2015 our loan to value ratio with respect to our GE encumbered properties was 56.8%. As a result, our consolidated FCCRs are not required to be tested as of March 31, 2015.

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

A summary of the Company’s long term debt as of March 31, 2015 is as follows (dollars in thousands):

		Interest
Fixed Rate Debt	Balance	Rate	Maturity

Lender
Great Western Bank	$8,398	4.50%	6/2015
GE Capital Franchise Finance LLC	7,757	7.17%	12/2015
Citigroup Global Markets Realty Corp	11,759	5.97%	11/2015
GE Capital Franchise Finance LLC	4,007	4.75%	2/2018
Middle Patent Capital, LLC	8,300	12.50%	6/2015
GE Capital Franchise Finance LLC	11,207	7.17%	2/2017
Cantor	5,908	4.25%	11/2017
Morgan Stanley	28,358	5.83%	12/2017
Total fixed rate debt	$85,694
Less: debt associated with hotel properties held for sale	21,162
Total long-term debt	$64,532

On February 17, 2015, the maturity date of the Company’s $7.8 million GE loan was extended to December 15, 2015. A required principal payment of $0.3 million was paid on the loan in February 2015.

Hotels Sold

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

Contractual Commitments

Below is a summary of certain obligations that will require capital as of March 31, 2015 (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

		Payments Due by Period
		Remainder			More than
Contractual Obligations	Total	of Year 1	Years 2-3	Years 4-5	5 years
Long-term debt including interest	$71,683	$21,811	$49,446	$426	$0
Land leases	4,193	171	276	127	3,619
Total contractual obligations	$75,876	$21,982	$49,722	$553	$3,619

The column titled “Remainder of Year 1” represents payments due for the balance of 2015.  Long-term debt includes debt on properties classified as held for use.  The debt related to the six held for sale properties in discontinued operations and the four held for sale properties in continuing operations  (which are expected to be sold in the next 12 months, with the respective debt paid) of $21.2 million is not included in the table above.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Nonfinancial assets

The amount of impairment and recovery of previously recorded impairment recorded for the first quarter of 2015 and 2014 on properties classified as held for sale and sold is shown in the table below:

	For the three months ending March 31,		For the three months ending March 31,
	2015		2014
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for Sale Hotels:
Impairment loss	1	$(862)	0	$0
Recovery of Impairment	0	0	0	0
Subtotal Held for Sale Hotels	1	$(862)	0	$0
Sold Hotels:
Impairment loss	0	0	0	0
Recovery of Impairment	1	85	0	0
Subtotal Sold Hotels	1	$85	0	$0
Net Impairment loss on Held for Sale and Sold Hotels Reported in Continuing Operations	2	$(777)	0	$0
Discontinued Operations:
Held for Sale Hotels:
Impairment loss	0	$0	0	$0
Recovery of Impairment	1	126	0	0
Subtotal Held for Sale Hotels	1	$126	0	$0
Sold Hotels:
Impairment loss	1	(117)	5	91
Recovery of Impairment	1	36	0	0
Subtotal Sold Hotels	2	$(81)	5	$91
Net Impairment loss on Held for Sale and Sold Hotels Reported in Discontinued Operations	3	$45	5	$91
Total Net Impairment:	5	$(732)	5	$91

No impairment was recorded on properties held for use for the quarter ended March 31, 2015. Recovery of $0.1 million was recorded on one held for use property for the quarter ended March 31, 2014.

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

Financial instruments

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

As of March 31, 2015 and December 31, 2014, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

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

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis (in thousands):

	Fair Value at
	March 31, 2015	Level 1	Level 2	Level 3
Series C preferred embedded derivative	10,921	$0	$0	$10,921
Warrant derivative	4,593	0	0	4,593
Derivative liabilities, at fair value	$15,514	$0	$0	$15,514

	Fair Value at
	December 31, 2014	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$13,804	$0	$0	$13,804
Warrant derivative	6,533	0	0	6,533
Derivative liabilities, at fair value	20,337	$0	$0	$20,337

There were no transfers between levels during the three months ended March 31,  2015  and 2014.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized (gains) losses recorded in the Consolidated Statement of Operations in Derivative gain  (loss)  during the period (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three Months Ending				Three Months Ending
	March 31, 2015				March 31, 2014
	Series C		Convertible		Series C		Convertible
	preferred		loan		preferred		loan
	embedded	Warrant	embedded		embedded	Warrant	embedded
	derivative	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value, beginning of period	$13,804	$6,533	$0	$20,337	$3,761	$2,146	$0	$5,907
Net unrealized (gains) losses on derivatives	(2,883)	(1,940)	0	(4,823)	(1,210)	(905)	0	(2,115)
Purchases and issuances	0	0	0	0	0	0	151	151
Sales and settlements, included in derivative gain (loss)	0	0	0	0	0	0	0	0
Gross transfers in	0	0	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0	0	0
Fair value, end of period	$10,921	$4,593	$0	$15,514	$2,551	$1,241	$151	$3,943
Changes in realized (gains) losses, included in income on instruments held at end of period	$0	$0	$0	$0	$0	$0	$0	$0
Changes in unrealized (gains) losses, included in income on instruments held at end of period	$(2,883)	$(1,940)	$0	$(4,823)	$(1,210)	$(905)	$0	$(2,115)

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The carrying value and estimated fair value of the Company’s debt as of March 31, 2015,  and December 31, 2014 are presented in the table below (in thousands):

	Carrying Value		Estimated Fair Value
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014

Held for use	$64,532	$65,977	$64,089	$65,962
Held for sale	21,162	26,710	21,354	26,376
Total	$85,694	$92,687	$85,443	$92,338

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

Key Performance Indicators

Earnings Before Interest, Taxes, Depreciation, Amortization, Noncontrolling Interest and Preferred Stock Dividends

The Company’s EBITDA for the three months ended March 31, 2015 and 2014 was  $5.7 million and $2.5 million, respectively.  The Company’s Adjusted EBITDA for the three months ended March 31, 2015 and 2014, was $1.6 million and $1.1 million, respectively.  Adjusted EBITDA is reconciled to net loss as follows (in thousands):

	Three months
	ended March 31,
	2015	2014

RECONCILIATION OF NET EARNINGS (LOSS) TO ADJUSTED EBITDA
Net earnings (loss) attributable to common shareholders	$2,278	$(1,351)
Interest expense, including discontinued operations	1,672	2,180
Loss on debt extinguishment	7	9
Depreciation and amortization, including discontinued operations	1,480	1,676
Noncontrolling interest	281	(1)
EBITDA	5,718	2,513
Net gain on disposition of assets	(950)	(143)
Impairment	732	(28)
Preferred stock dividends declared and undeclared	891	847
Unrealized gain on derivatives	(4,823)	(2,115)
Terminated equity transactions	0	69
ADJUSTED EBITDA	$1,568	$1,143

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

Funds from Operations

The Company’s funds from operations (“FFO”) for the three months ended March 31, 2015 and 2014 was $3.8 million and $0.2 million, respectively.  The Company’s Adjusted FFO for the three months ended March 31, 2015 and 2014 was $(1.0) million and $(1.9) million, respectively.

The weighted average number of shares outstanding for the calculation of FFO basic was 4,978,435 and 2,904,348 for the three months ended March 31, 2015 and 2014, respectively.    The weighted average number of shares outstanding for the calculation of Adjusted FFO diluted was 4,978,435 and 2,904,348 for the respective periods. FFO is reconciled to net loss as follows (in thousands except per share data):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months
	ended March 31
	2015	2014
RECONCILIATION OF NET EARNINGS
(LOSS) TO FFO

Net earnings (loss) attributable to common shareholders	$2,278	$(1,351)
Depreciation and amortization	1,480	1,676
Net gain on disposition of assets	(950)	(143)
Noncontrolling interest	281	(1)
Impairment	732	(28)
FFO available to common shareholders	$3,821	$153
Unrealized gain on derivatives	(4,823)	(2,115)
Terminated equity transactions	0	69
Adjusted FFO - basic and diluted	$(1,002)	$(1,893)

Numerator: diluted FFO
FFO attributable to common shareholders-basic	$3,821	$153
Preferred stock dividends declared and undeclared	506	0
Unrealized (gain) loss on derivatives	(4,823)	0
FFO attributable to common shareholders-diluted	$(496)	$153

Denominator:
Weighted average number of common shares - basic FFO	4,978	2,904
Warrants - Employees	8	0
Restricted stock	1	0
Preferred stock	18,750	0
Warrants	0	0
Weighted average number of common shares - diluted FFO	23,737	2,904

Weighted average number of common shares Adjusted FFO - basic and diluted	4,978	2,904

FFO per share - basic	$0.77	$0.05
Adjusted FFO per share - basic	$(0.20)	$(0.65)
FFO per share - diluted	$(0.02)	$0.05
Adjusted FFO per share - diluted	$(0.20)	$(0.65)

FFO and Adjusted FFO (“AFFO”) are non-GAAP financial measures. We consider FFO and AFFO to be  market accepted measures of an equity REIT’s operating performance, which are necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net income computed in accordance with GAAP, excluding gains (or losses) from sales of real estate assets and impairment, plus depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition. Our interpretation of the NAREIT definition is that noncontrolling interest in net (loss) earnings should be added back to (deducted from) net earnings (loss) as part of reconciling net earnings (loss) to FFO. AFFO is FFO adjusted to exclude either gains or losses on derivative liabilities and gain on debt conversion, which are non-cash charges against earnings and which

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

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

NOI is a non-GAAP measure, and is not necessarily indicative of available earnings and should not be considered an alternative to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes. NOI is reconciled to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
Earnings Before Net Loss On Dispositions of Assets, Other Income, Interest Expense, and Income Taxes	$(507)	$(1,189)
Add back:
Terminated equity transactions	0	69
General and administrative	1,385	985
Depreciation and amortization	1,480	1,603
Hotel operating revenue - discontinued	1,752	4,248
Hotel operating expenses - discontinued	(1,252)	(3,619)
Other expenses *	1,550	1,888
NOI	$4,408	$3,985

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

POI from continuing operations is reconciled to net loss as follows (in thousands):

	Three months
	ended March 31,
RECONCILIATION OF NET LOSS FROM	2015	2014

Net earnings (loss) from continuing operations	$2,113	$(687)
Depreciation and amortization	1,480	1,603
Net loss on disposition of assets	(13)	25
Derivative gain	(4,823)	(2,115)
Other income	(95)	(31)
Interest expense	1,527	1,729
Loss on debt extinguishment	7	9
General and administrative expense	1,385	985
Terminated equity transactions	0	69
Impairment expense	777	(119)
POI - continuing operations	$2,358	$1,468

POI from discontinued operations is reconciled to loss from discontinued operations, net of tax, as follows (in thousands):

	Three months
	ended March 31,
	2015	2014
Gain from discontinued operations, net of tax	$1,337	$182
Depreciation and amortization from discontinued operations	0	73
Net gain on disposition of assets from discontinued operations	(937)	(168)
Interest expense from discontinued operations	145	451
Impairment losses from discontinued operations	(45)	91
POI - discontinued operations	$500	$629

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and occupancy, by region, for the three months ended March 31, 2015 and 2014, respectively.  The comparisons of same store operations are for 46 hotels owned as of January 1, 2014, which includes 42 held for use hotels and four held for sale hotels that are classified in continuing operations as a result of the adoption of ASU 2014-08.  Same store calculations exclude six properties which are held for sale and included in discontinued operations as well as properties which have been sold.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months ended March 31, 2015				Three months ended March 31, 2014
	Room				Room
Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Mountain	106	$30.68	57.8%	$53.10	106	$32.57	60.6%	$53.76
West North Central	1,060	29.55	56.6%	52.21	1,060	26.19	53.2%	49.25
East North Central	723	38.28	56.8%	67.34	723	36.21	55.3%	65.44
Middle Atlantic	142	35.94	60.2%	59.74	142	33.05	60.4%	54.67
South Atlantic	1,096	41.09	54.9%	74.77	1,096	37.47	52.6%	71.17
East South Central	364	36.18	57.2%	63.26	364	29.53	47.5%	62.20
West South Central	176	19.82	52.6%	37.68	176	20.12	53.8%	37.41
Total Continuing Operations	3,667	$35.19	56.2%	$62.63	3,667	$32.03	53.4%	$59.97

States included in the Regions
Mountain	Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Maryland, North Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Louisiana

Our RevPAR, ADR, and occupancy, by franchise affiliation, for the three months ended March 31, 2015 and 2014, were as follows:

		Three months ended March 31, 2015				Three months ended March 31, 2014
		Room				Room
Brand		Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Select Service
Upscale
Hilton Garden Inn		100	$74.98	69.9%	$107.29	100	$61.21	57.8%	$105.87
Total Upscale		100	$74.98	69.9%	$107.29	100	$61.21	57.8%	$105.87
Upper Midscale
Comfort Inn / Suites		1,297	41.32	57.1%	72.42	1,297	37.39	54.8%	68.25
Clarion		59	35.15	62.7%	56.03	59	28.04	43.5%	64.49
Total Upper Midscale		1,356	$41.05	57.3%	$71.64	1,356	$36.98	54.3%	$68.12
Midscale
Quality Inn		122	24.81	38.1%	65.17	122	23.62	37.3%	63.40
Total Midscale		122	$24.81	38.1%	$65.17	122	$23.62	37.3%	$63.40
Economy
Days Inn		642	27.60	55.1%	50.10	642	25.66	52.5%	48.92
Super 8		1,246	28.75	56.4%	51.00	1,246	25.60	53.0%	48.27
Other Economy (1)		201	46.35	55.3%	83.82	201	49.37	60.4%	81.77
Total Economy		2,089	$30.09	55.9%	$53.85	2,089	$27.90	53.6%	$52.10

Total Continuing Operations		3,667	$35.19	56.2%	$62.63	3,667	$32.03	53.4%	$59.97

	(1)	Includes Rodeway Inn and Independent Brands

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk exposure subsequent to December 31, 2014.

Item 4. CONTROLS AND PROCEDURES

Evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, due to the material weaknesses described below, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Other than discussed below, no changes in the Company’s internal control over financial reporting occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. OTHER INFORMATION

On April 13, 2015, the Company entered into an agreement to sell two hotels located in Alexandria, Virginia for a purchase price of $19.0 million. The properties are subject to associated debt of $8.3 million. The sale is subject to the completion of an inspection period without termination by the purchaser (which may be with or without reason during the inspection period) and customary closing conditions. The inspection period ends May 8, 2015, but may be extended by purchaser, upon payment of $100,000, for an additional 30 days. On May 1, 2015, the Company amended the agreement to extend the inspection period to May 18, 2015. The amendment also changed the right to extend the Inspection Period by 30 days to 20 days.

Part II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description
10.1

Loan Modification Agreement dated as of February 17, 2015 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 17, 2015).

10.2

Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Supertel Limited Partnership dated March 2, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2015).

10.3	Employment Agreement between J. William Blackham and the Company dated March 2, 2105 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 2, 2015).

10.4

Common Stock Purchase Warrant dated March 2, 2015 between the Company and J. William Blackham (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 2, 2015).

10.5	Letter dated March 25, 2015 with Corrine L. Scarpello (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2015).
31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March  31, 2015,  formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

Supertel Hospitality, Inc., and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERTEL HOSPITALITY, INC.

By:	/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

Dated this 7th day of May, 2015

By:	/s/ Corrine L. Scarpello
Corrine L. Scarpello
Chief Financial Officer and Secretary

Dated this 7th day of May, 2015

Exhibits

Exhibit No.	Description
10.1

Loan Modification Agreement dated as of February 17, 2015 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 17, 2015).

10.2

Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Supertel Limited Partnership dated March 2, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2015).

10.3	Employment Agreement between J. William Blackham and the Company dated March 2, 2105 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 2, 2015).

10.4

Common Stock Purchase Warrant dated March 2, 2015 between the Company and J. William Blackham (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 2, 2015).

10.5	Letter dated March 25, 2015 with Corrine L. Scarpello (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2015).

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March  31, 2015,  formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.