Form 10-Q
period 2015-06-30
CONDOR HOSPITALITY TRUST, INC.
filed 2015-08-13
CIK 929545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission file number: 001-34087
CONDOR HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	52-1889548 (IRS Employer Identification Number)

1800 W. Pasewalk Ave. Ste. 200, Norfolk, NE 68701

(Address of principal executive offices)

Telephone number: (402) 371-2520

Supertel Hospitality, Inc.

(Former Name or Former Address, if Changed Since Last Report)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).YES ☐    NO ☒

As of July  31, 2015 there were 4,932,222 shares of common stock, par value $.01 per share, outstanding.

CONDOR HOSPITALITY TRUST, INC. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONDOR HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share and share data)

	As of
	June 30,	December 31,
	2015	2014
	(unaudited)

ASSETS
Investments in hotel properties	$116,684	$116,623
Less accumulated depreciation	48,483	47,076
	68,201	69,547
Cash and cash equivalents	4,124	173
Accounts receivable, net of allowance for doubtful accounts of $10 and $25	1,542	1,190
Prepaid expenses and other assets	5,116	4,262
Deferred financing costs, net	1,381	1,637
Investment in hotel properties, held for sale, net	51,028	69,635
	$131,392	$146,444
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$7,474	$6,666
Derivative liabilities, at fair value	20,224	20,337
Debt related to hotel properties held for sale	27,999	41,012
Long-term debt	50,921	51,675
	106,618	119,690
Redeemable preferred stock
10% Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662
EQUITY
Shareholders' equity
Preferred stock, 40,000,000 shares authorized;
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000 shares outstanding, liquidation preference of $30,000	30	30
Common stock, $.01 par value, 200,000,000 shares authorized; 4,927,797 and 4,692,965 shares outstanding	49	47
Additional paid-in capital	138,367	137,900
Accumulated deficit	(121,429)	(118,983)
Total shareholders' equity	17,025	19,002
Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $1,367 and $25	87	90
Total equity	17,112	19,092
COMMITMENTS AND CONTINGENCIES
	$131,392	$146,444

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

CONDOR HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited - in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES
Room rentals and other hotel services	$16,364	$16,059	$28,710	$27,349
EXPENSES
Hotel and property operations	11,337	11,102	21,325	20,924
Depreciation and amortization	1,257	1,617	2,737	3,219
General and administrative	1,347	1,092	2,732	2,077
Acquisition expense	17	0	17	0
Terminated equity transactions	0	(3)	0	65
	13,958	13,808	26,811	26,285
EARNINGS BEFORE NET LOSS ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE AND INCOME TAXES	2,406	2,251	1,899	1,064
Net loss on dispositions of assets	(135)	(1)	(122)	(27)
Unrealized derivative gain (loss)	(4,710)	(11,718)	113	(9,603)
Other income	31	94	126	125
Interest expense	(1,490)	(1,819)	(3,017)	(3,548)
Loss on debt extinguishment	0	(94)	(7)	(104)
Impairment (loss) recovery	(3,053)	0	(3,830)	119
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,951)	(11,287)	(4,838)	(11,974)
Income tax expense	0	0	0	0
LOSS FROM CONTINUING OPERATIONS	(6,951)	(11,287)	(4,838)	(11,974)
Gain from discontinued operations, net of tax	1,052	829	2,389	1,011
NET LOSS	(5,899)	(10,458)	(2,449)	(10,963)
Loss attributable to noncontrolling interest	284	15	3	16
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	(5,615)	(10,443)	(2,446)	(10,947)
Preferred stock dividends - undeclared	(902)	(858)	(1,793)	(1,704)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,517)	$(11,301)	$(4,239)	$(12,651)
NET EARNINGS (LOSS) PER COMMON SHARE- BASIC AND DILUTED
EPS from continuing operations - basic and diluted	$(1.52)	$(3.69)	$(1.37)	$(4.42)
EPS from discontinued operations - basic and diluted	$0.20	$0.25	$0.49	$0.33
EPS Basic and Diluted - Total	$(1.32)	$(3.44)	$(0.88)	$(4.09)
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS
Income from continuing operations, net of tax	$(7,525)	$(12,129)	$(6,626)	$(13,661)
Discontinued operations, net of tax	1,008	828	2,387	1,010
Net loss attributable to common shareholders	$(6,517)	$(11,301)	$(4,239)	$(12,651)

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

CONDOR HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited - in thousands, except share and per share data)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,449)	$(10,963)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	2,737	3,331
Amortization of deferred financing costs	447	697
Amortization of debt discount	0	38
Gain on dispositions of assets	(1,540)	(608)
Stock-based compensation expense	123	20
Provision for impairment loss	3,710	477
Unrealized gain (loss) on derivative instruments	(113)	9,603
Gain on debt conversion	0	(88)
Amortization of warrant issuance cost	29	29
Changes in operating assets and liabilities:
Increase in assets	(1,116)	(2,086)
Increase in liabilities	873	2,054
Net cash provided by operating activities	2,701	2,504
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(1,338)	(1,277)
Proceeds from sale of hotel assets	16,169	9,698
Proceeds from insurance	31	36
Net cash provided by investing activities	14,862	8,457
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(191)	(428)
Principal payments on long-term debt	(20,629)	(10,543)
Proceeds from long term debt	8,300	0
Payments on revolving debt	(19,524)	(14,426)
Proceeds from revolving debt	18,086	14,333
Proceeds from common stock issued	346	860
Common stock issuance costs	0	(162)
Purchase treasury stock	0	(1)
Net cash used in financing activities	(13,612)	(10,367)
Increase in cash and cash equivalents	3,951	594
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	173	45
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,124	$639
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$2,926	$3,730

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared common units	$0	$113
Unamortized debt discount	$0	$(151)
Convertible loan embedded derivative	$0	$(2,000)
Debt converted to common stock	$0	$1,950

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

General

Condor Hospitality Trust, Inc., formerly Supertel Hospitality, Inc. was incorporated in Virginia on August 23, 1994.  We reincorporated in Maryland on November 19, 2014. We are a self-administered real estate investment trust (REIT) for federal income tax purposes. References to “Company” “we”, “our”, and “us”, herein refer to Condor Hospitality Trust, Inc., including as the context requires, its direct and indirect subsidiaries.

The Company, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust (collectively, the “Company”) owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). The Company owns 49 properties as follows:

•

All of the Company’s interests in 40 properties with the exception of furniture, fixtures and equipment on 35 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, SLP or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”).

•	The Company’s interests in nine properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), BMI Alexandria, LLC (BAL) or SPPR-Dowell, LLC (SDLLC).

The Company, through Supertel Hospitality REIT Trust, is the sole general partner in SLP and at June 30, 2015, owned approximately 93% of the partnership interests in SLP.  SLP is the general partner in SBILP.  At June 30, 2015,  SLP and SHI owned 99% and 1% interests in SBILP, respectively, and SHI owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), BMI Alexandria Holdings, Inc. (BAHI) and SPPR-Dowell Holdings, Inc. (SDHI). SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, SLP and BAHI owned 99% and 1% of BAL, respectively, SLP owned 100% of SSBLLC and SLP and SDHI owned 99% and 1% of SDLLC, respectively.

As of June 30, 2015, the Company owned 49 limited service hotels,  46 of which are included in continuing operations.  All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by eligible independent contractors: Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company, LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”) and Cherry Cove Hospitality Management, LLC (“Cherry Cove”).

HMA manages 14 Company hotels in Louisiana, Kentucky, Indiana, Virginia and Florida.  Strand manages the Company’s three economy extended-stay hotels in Georgia and South Carolina as well as 12 additional Company hotels located in Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia.  Kinseth manages 19 Company hotels in seven states primarily in the Midwest. Cherry Cove manages one Company hotel in Maryland.  Each of the management agreements expired on June 30, 2015 and the new agreements were effective on July 1, 2015 under the new terms described below.  The management agreements renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

During the second quarter of 2015, the Company negotiated new agreements with the existing management companies. Beginning July 1, 2015, each of HMA, Strand, Kinseth, and Cherry Cove will receive a monthly management fee, with respect to the hotels they manage equal to 3.0% of the gross hotel revenue. Incentive fees may be earned for performance above budgeted expectations up to a maximum payout of 2.0% of gross hotel revenues.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

The monthly management fee under the prior agreements was 3.5% of the gross hotel revenue and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel income less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

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

Consolidated Financial Statements

The Company has prepared the condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the six months ended June 30,  2015 and 2014 without audit, in conformity with U. S. generally accepted accounting principles (GAAP).  In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows for all periods presented.  Balance sheet data as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

of the debt instrument and amortization will continue to be recorded in interest expense. The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis. The Company is currently evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

Derivative Liabilities

	June 30	December 31,
	2015	2014
Series C preferred embedded derivative	$14,209	$13,804
Warrant derivative	6,015	6,533
Derivative liabilities, at fair value	$20,224	$20,337

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

The amendment to the Company’s articles of incorporation, setting forth the terms of the Series C convertible preferred stock, the host instrument, includes an antidilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $8.00 per share. Accordingly we bifurcated the embedded conversion feature which is shown as a derivative liability recorded at fair value on the accompanying consolidated balance sheets as of June  30, 2015 and December 31, 2014. As a result of a subscription rights offering by the Company which concluded on June 6, 2014, the conversion price of the Series C convertible stock, pursuant to its terms, was adjusted to $1.60, the exercise price of the subscription rights for a share of common stock. The antidilution provision continues to be in effect, and treatment of the embedded conversion feature as a derivative liability remains unchanged.

The agreement setting forth the terms of the common stock warrants issued to the holders of the Series C convertible preferred stock also includes an antidilution provision that requires a reduction in the warrants’ exercise price of $9.60 should the conversion ratio of the Series C convertible preferred stock be adjusted due to antidilution provisions.    Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the accompanying consolidated balance sheets as of June 30,  2015 and December 31, 2014. As a result of a subscription rights offering by the Company which concluded on June 6, 2014, the exercise price of the warrants for a share of common stock was adjusted to $1.92,  equal to 120% of the adjusted conversion price of the Series C convertible preferred stock. The antidilution provision remains in effect, and treatment of the warrants as a derivative liability remains unchanged.

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

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

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

Financial instruments

As of June 30, 2015 and December 31, 2014, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	Fair Value at
	June 30, 2015	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$14,209	$0	$0	$14,209
Warrant derivative	6,015	0	0	6,015
Derivative liabilities, at fair value	$20,224	$0	$0	$20,224

	Fair Value at
	December 31, 2014	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$13,804	$0	$0	$13,804
Warrant derivative	6,533	0	0	6,533
Derivative liabilities, at fair value	$20,337	$0	$0	$20,337

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

There were no transfers between levels during the six months ended June 30, 2015 and the twelve months ended December 31, 2014.

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized (gains) losses recorded in the Consolidated Statement of Operations in Derivative gain  (loss) for each of the three and six months ending June 30, 2015 (in thousands):

	Three Months Ending				Three Months Ending
	June 30, 2015				June 30, 2014
	Series C		Convertible		Series C		Convertible
	preferred		loan		preferred		loan
	embedded	Warrant	embedded		embedded	Warrant	embedded
	derivative	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value, beginning of period	$10,921	$4,593	$0	$15,514	$2,551	$1,241	$151	$3,943
Net unrealized (gains) losses on derivatives	3,288	1,422	0	4,710	7,746	3,972	0	11,718
Purchases and issuances	0	0	0	0	0	0	0	0
Sales and settlements, included in derivative gain (loss)	0	0	0	0	0	0	(151)	(151)
Gross transfers in	0	0	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0	0	0
Fair value, end of period	$14,209	$6,015	$0	$20,224	$10,297	$5,213	$0	$15,510
Changes in realized losses, included in income on instruments held at end of period	$0	$0	$0	$0	$0	$0	$0	$0
Changes in unrealized losses, included in income on instruments held at end of period	$3,288	$1,422	$0	$4,710	$7,746	$3,972	$0	$11,718

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

	Six months ended				Six months ended
	June 30, 2015				June 30, 2014
	Series C		Convertible		Series C		Convertible
	preferred		loan		preferred		loan
	embedded	Warrant	embedded		embedded	Warrant	embedded
	derivative	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value, beginning of period	$13,804	$6,533	$0	$20,337	$3,761	$2,146	$0	$5,907
Net unrealized (gains) losses on derivatives	405	(518)	0	(113)	6,536	3,067	0	9,603
Purchases and issuances	0	0	0	0	0	0	151	151
Sales and settlements, included in derivative gain (loss)	0	0	0	0	0	0	(151)	(151)
Gross transfers in	0	0	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0	0	0
Fair value, end of period	$14,209	$6,015	$0	$20,224	$10,297	$5,213	$0	$15,510
Changes in realized (gains) losses, included in income on instruments held at end of period	$0	$0	$0	$0	$0	$0	$0	$0
Changes in unrealized (gains) losses, included in income on instruments held at end of period	$405	$(518)	$0	$(113)	$6,536	$3,067	$0	$9,603

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the hierarchy. The carrying value and estimated fair value of the Company’s debt as of June 30, 2015 and December 31, 2014 are presented in the table below (in thousands):

	Carrying Value		Estimated Fair Value
	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014
Held for use	$50,921	$51,675	$50,427	$51,610
Held for sale	27,999	41,012	27,881	40,728
Total	$78,920	$92,687	$78,308	$92,338

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

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

At March 31, 2015, the Company had ten hotels identified as held for sale. During the three months ending June 30, 2015, three of those hotels were sold. The Company has made a decision to accelerate our disposition strategy, and as a result an additional eleven non-core hotels were reclassified as held for sale during the second quarter of 2015. A total of eighteen hotels are held for sale as of June 30, 2015.

Sold Hotels - Continuing Operations

On March 19, 2015 the Company closed on the sale of a Sleep Inn in Omaha, Nebraska, to an unaffiliated buyer for a gross sales price of $2.9 million, with no gain on the sale and reduction of the Company’s mortgage debt of $2.5 million. The operating results of this hotel are included in earnings from continuing operations.

Sold Hotels - Discontinued Operations

The operating results of the six hotels below which were sold are included in gain/loss from discontinued operations, net of tax as shown in the condensed consolidated statement of operations for the three and six months ended June 30, 2015 and 2014.

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

On April 1, 2015, the Company closed on the sale of two Savannah Suites hotels to an unaffiliated buyer. The hotel in Chamblee, Georgia sold for $4.4 million, and the hotel in Augusta, Georgia sold for $3.4 million, with no gain on either sale. Partial proceeds of $4.1 million were applied to the associated debt with GE, with the remainder going to cash.

On April 30, 2015, the Company closed on the sale of a Super 8 in Batesville, Arkansas, to an unaffiliated buyer for a gross sales price of $1.5 million, with a gain on sale of $0.7 million. Partial proceeds of $1.3 million were applied to the revolving credit facility with Great Western Bank, reducing the outstanding revolver balance by $1.3 million and the revolver limit from $12.5 million to $11.2 million. The remainder of the proceeds went to cash.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

Hotels Held For Sale

The two hotels classified as held for sale in the first quarter of 2015 are the Comfort Inn and the Days Inn in Alexandria, Virginia. These hotels represent a significant disposition; therefore, their operating results are included below.

The operating results of the Comfort Inn and Days Inn hotels are $0.3 million and  $(0.3) million for the three months ended June 30, 2015 and $0.1 million and $0.1 million for June 30, 2014. For the six months ending June 30, 2015, operating results for the Comfort Inn and Days Inn hotels are $0.2 million and $(1.2) million, respectively. For the same period of 2014, the Comfort Inn and Days Inn had operating results of $(0.1) million and $(0.1) million. The Days Inn operating results for the six months ending June 30, 2015 include an impairment expense of $1.3 million,  of which $0.9 million was recognized as of March 31, 2015 upon the hotel’s classification as held for sale. Earnings attributable to noncontrolling interest from the two hotels for the three months ended June 30, 2015 and 2014 were approximately $(3,000) and $0, respectively. Earnings attributable to noncontrolling interest for the six months ending June 30, 2015 and 2014 were approximately $1,000 and $0, respectively.

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

Assets held for sale consisted of the following as of June 30, 2015 and December 31, 2014:

	2015			2014
	Continuing Operations (15 hotels)	Discontinued Operations (3 hotels)	Total Held For Sale	Continuing Operations (16 hotels)	Discontinued Operations (9 hotels)	Total Held For Sale
Land	$8,263	$1,009	$9,272	$9,149	$3,791	$12,940
Acquired below market lease intangibles	0	883	883	0	883	883
Buildings, improvements, vehicles	48,311	5,327	53,638	53,536	15,918	69,454
Furniture and Equipment	10,651	1,095	11,746	11,183	3,182	14,365
Construction-in-progress	13	0	13	320	(1)	319
Assets Held For Sale	$67,238	$8,314	$75,552	$74,188	$23,773	$97,961
Accumulated depreciation	(23,391)	(1,133)	(24,524)	(23,239)	(5,087)	(28,326)
Investment in hotel properties, net	$43,847	$7,181	$51,028	$50,949	$18,686	$69,635

The following table sets forth the components of discontinued operations for the three and six months ended June 30, 2015 and 2014. The table includes the results of operations for hotels sold and classified in discontinued operations in 2014 and the first two quarters of 2015 (which were held for sale at December 31, 2014).

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$962	$4,739	$2,714	$8,987
Hotel and property operations expenses	(656)	(3,484)	(1,907)	(7,104)
Interest expense	(54)	(348)	(200)	(799)
Depreciation expense	0	(38)	0	(112)
Net gain on disposition of assets	725	466	1,662	635
Impairment (loss) recovery	75	(506)	120	(596)
Gain from discontinued operations, net of tax	$1,052	$829	$2,389	$1,011
Loss attributable to noncontrolling interest	145	0	(2)	0
Net earnings attributable to controlling interests	$1,197	$829	$2,387	$1,011

Capital Expenditures	$17	$166	$44	$259

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

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

	Three months ended		Six months ended
(dollars in thousands, except per share data)	June 30,		June 30,
	2015	2014	2015	2014
Basic and Diluted Earnings per Share
Calculation: *
Numerator: basic and diluted
Net loss attributable to common shareholders:
Continuing operations	$(7,525)	$(12,129)	$(6,626)	$(13,661)
Discontinued operations	1,008	828	2,387	1,010
Net loss attributable to common shareholders - total basic and diluted	$(6,517)	$(11,301)	$(4,239)	$(12,651)

Weighted average number of common shares - basic and diluted	4,925,714	3,287,401	4,836,856	3,091,713
Basic and Diluted Earnings
Per Common Share:
Net earnings (loss) attributable to common shareholders
per weighted average common share:
Continuing operations - basic and diluted	$(1.52)	$(3.69)	$(1.37)	$(4.42)
Discontinued operations - basic and diluted	0.20	0.25	0.49	0.33
Total - Basic and Diluted EPS	$(1.32)	$(3.44)	$(0.88)	$(4.09)

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

Potentially dilutive common shares, if any, have been excluded from the denominator if they are antidilutive to net loss attributable to common shareholders. The number of weighted average shares of common stock for the three and six months ended June 30, 2015 is significantly higher than the outstanding shares at June 30, 2014 due to the issuance of common stock from the rights offering during the last month of the second quarter of 2014.

The following table summarizes the weighted average of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Outstanding stock options	8,750	17,563	8,750	17,563
Unvested stock awards outstanding	1,284	11,049	225	1,555
Warrants - Employees	430,000	0	287,459	0
Common operating units *	12,126	12,126	12,126	12,126
LTIP Units *	657,894	0	439,809	0
Warrants	3,750,000	3,750,000	3,750,000	3,750,000
Series C preferred stock	18,750,000	7,046,703	18,750,000	5,407,459
Convertible debt	0	975,275	0	1,111,878
Total potentially dilutive securities excluded from the denominator	23,610,054	11,812,716	23,248,369	10,300,581

* LTIP and common operating units of SLP have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.

Debt Financing

A summary of the Company’s long term debt as of June 30, 2015 is as follows (dollars in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

		Interest
Fixed Rate Debt	Balance	Rate	Maturity

Lender
GE Capital Franchise Finance LLC	$3,507	7.17%	12/2015
Citigroup Global Markets Realty Corp	11,652	5.97%	11/2015
GE Capital Franchise Finance LLC	3,960	4.75%	2/2018
Frontier Bank	8,300	6.00%	5/2016
GE Capital Franchise Finance LLC	11,080	7.17%	2/2017
Cantor	5,882	4.25%	11/2017
Morgan Stanley	28,091	5.83%	12/2017
Total fixed rate debt	$72,472

Variable Rate Debt
Great Western Bank	$6,448	4.25%	6/2018
Total variable rate debt	$6,448

Total Debt	$78,920

Less: debt associated with hotel properties held for sale	27,999

Total long-term debt	$50,921

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

On April 1, 2015, the Company sold a Savannah Suites in Chamblee, Georgia (120 rooms) for gross sale proceeds of $4.4 million, and a Savannah Suites in Augusta, Georgia (172 rooms) for gross sale proceeds of $3.4 million. Partial proceeds of $4.1 million were applied to the associated debt with GE, with the remainder going to cash.

On April 30, 2015, the Company sold a Super 8 in Batesville, Arkansas (49 rooms) for gross sale proceeds of $1.5 million. Partial proceeds of $1.3 million were applied to the revolving credit facility with Great Western

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

Bank, reducing the outstanding revolver balance by $1.3 million, and the revolver limit from $12.5 million to $11.2 million. The remainder of the proceeds went to cash.

On May 28, 2015, the $8.3 million mortgage loan previously held by Middle Patent Capital, LLC was, through the Company’s efforts, sold to Frontier Bank. The interest rate was reduced from 12.5 percent to 6.0 percent and the maturity date was extended from June 6, 2015 to May 1, 2016.

On June 5, 2015, the Company amended its revolving credit facility with Great Western Bank to, among other things, extend the maturity date to June 30, 2018, reduce the interest rate from 4.5 percent annually to the prime rate plus 1.0 percent annually (currently 4.25 percent annually) and remove the 2.0 percent prepayment penalty required with refinancing with another financial institution.

At June 30, 2015, the Company had long-term debt of $50.9 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 1.9 years and a weighted average interest rate of 5.9%. The weighted average fixed rate was 5.9%.  None of the held for use debt has a variable rate. Debt is classified as held for use if the properties collateralizing it are not held for sale. Debt is classified as held for sale if the properties collateralizing it are held for sale. Debt associated with assets held for sale is classified in the table below as due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2015 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2015	$27,999	$11,077	$39,076
2016	0	2,144	2,144
2017	0	37,700	37,700
2018	0	0	0
2019	0	0	0
Thereafter	0	0	0
	$27,999	$50,921	$78,920

At June 30, 2015, the Company had $39.1  million of principal due in 2015. Of this amount, $16.2 million of principal is due in 2015 pursuant to the notes and mortgages evidencing such debt. The remaining $22.9 million is associated with loans on assets held for sale and is not contractually due in 2015 unless the related assets are sold. The maturities comprising the $16.2 million consist of:

•	a $3.5 million balance on a mortgage loan with GE Capital Franchise Finance LLC (“GE”);
•	an $11.7 million balance on a mortgage loan with Citigroup Global Markets Realty Corp.; and
•	approximately $1.0 million of principal amortization on mortgage loans.

All of the GE loans are cross collateralized and the eleven assets securing the loans outstanding at June 30, 2015 are treated as a pool.  As of June 30, 2015, the Company had seven GE hotel assets classified as held for sale. The required principal payment upon the sale of these seven hotels is approximately $15.2 million.  Upon sale the Company believes the net proceeds from the sale of these hotels will be sufficient to satisfy the debt with GE maturing in 2015.  In July of 2015, after the close of the second quarter of 2015, the Company sold one of the GE encumbered assets that were held for sale and $1.3 million of the sales proceeds were applied to the balance of the

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

$3.5 million loan, reducing the loan to $2.2 million.  If the remaining hotels are not sold, the Company will attempt to refinance the debt with GE.

The $8.3 million loan with Middle Patent Capital, LLC, which was due in June of 2015 was, through the Company’s efforts, sold to Frontier Bank on May 28, 2015. In connection with the sale, the maturity date was extended to May 1, 2016. The two properties securing the loan were sold subsequent to June 30, 2015, and the loan was paid in full.

The Company’s plan is to refinance the other debt maturing in 2015 with current or future lenders.

We are required to comply with certain financial covenants for some of our lenders.  As of June 30,  2015, we were in compliance with our financial covenants.  As a result, we are not in default of any of our loans.

Stock-Based Compensation

Non Vested Share Awards

On July 15, 2013, the Company granted share awards and stock options to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The share awards total 3,125 authorized but previously unissued shares of the Company’s common stock with a grant date price of $7.28. The shares vest based on continued employment of the executive, and the restrictions lapse in 33.3% increments on each of the first, second and third anniversaries of issuance. There were 2,084 and 3,125 unvested awards as of June 30, 2015 and 2014, respectively. The stock options entitle the executive to purchase 3,125 authorized but previously unissued shares of the Company’s common stock at an exercise price of $8.08 per share. The stock options have a four-year term and vest in equal one-third increments on each of the first, second and third anniversaries of issuance provided that the executive is employed by the Company on each such vesting date. The stock options and share awards will become fully vested in the event of a change of control of the company or upon the executive’s death or disability.

On March 2, 2015, the Company granted a warrant to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The warrant entitles the executive to purchase a total of 657,894 authorized but previously unissued shares of the Company’s common stock with a grant date price at (i) $1.52 per share (the adjusted closing bid price of the common stock on NASDAQ on March 2, 2015) if at least one-third but not more than one-half of the shares are purchased on or prior to March 17, 2015, and (ii) $1.92 per share for shares purchased after.  The warrant has a three-year term. The executive officer exercised the warrant in part to purchase 227,894 shares on March 11, 2015 at the price of $1.52 per share. The warrant remains exercisable for 430,000 shares at an exercise price of $1.92 per share. As of June 30, 2015, the total unrecognized compensation cost related to the warrants awarded on March 2, 2015 was $263,000, which is expected to be recognized over the next 32 months.

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

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

	$1.52 Grant		$1.92 Grant
	March 2, 2015		March 2, 2015
Volatility	53.10%		78.60%
Expected dividend yield	0.00%		0.00%
Expected term (in days/years)	15	days	3.00	years
Risk free interest rate	0.02%		1.06%

On March 2, 2015, the Company granted an equity award of 5,263,152 long-term incentive plan units (“LTIP Units”) to an executive officer, representing profit interests in the Company’s operating partnership.  The LTIP Units are earned on one-third increments upon the Company’s common stock achieving price per share milestones of $3.50,  $4.50 and $5.50 respectively.  Earned LTIP Units vest in March 2018, or earlier upon a change in control of the Company, and can be redeemed at the rate of one share of common stock for each eight earned LTIP Units for up to 657,894 of common shares.

As of June 30, 2015, the total unrecognized compensation cost related to the LTIP Units was $455,000, which is expected to be recognized over the next 32 months.

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

Investment Committee Share Compensation

The independent directors serving as members of the Investment Committee receive their monthly Investment Committee fees in the form of shares of the Company’s common stock issued quarterly under the 2006 Stock Plan, priced as the average of the closing price of the stock for the first 20 trading days for the calendar year.  The number of shares issued to the committee members for the three months ended June 30, 2015 and 2014 were 3,950 and 2,988, respectively, and 6,938 and 3,735 shares were issued for the six months ended June 30, 2015 and 2014, respectively.

Share-Based Compensation Expense

The expense recognized in the condensed consolidated financial statements for the three months ended June 30, 2015 and 2014 for share-based compensation related to employees and directors was approximately $74,000 and $11,000, respectively. The expense recognized for the six months ended June 30, 2015 and 2014 was approximately $123,000 and $20,000, respectively.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

Impairment

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

During the three and six months ended June 30, 2015 no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels. The Company did record $0.1 million of recovery of previously recorded impairment loss on one hotel that was moved from held for sale to held for use at the end of the first quarter of 2014.

Held for sale

Level 3 inputs were used to determine impairment losses on properties held for sale. At June 30, 2015, there were 18 hotel properties that met the criteria for classification as held for sale. In accordance with ASU 2014-08 Presentation of Financial Statements and Property, Plant and Equipment Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, in the Consolidated Statements of Operations, 15 of the held for sale hotels are reflected in continuing operations and three of the hotels are reflected in discontinued operations. The amount of impairment and recovery of previously recorded impairment recorded in the quarters ended June 30, 2015 and 2014 on properties classified as held for sale and sold is shown in the table below (in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

	For the three months ending June 30,		For the three months ending June 30,
	2015		2014
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for Sale Hotels:
Impairment loss	5	$(3,053)	0	$0
Recovery of Impairment	0	0	0	0
Subtotal Held for Sale Hotels	5	$(3,053)	0	$0
Sold Hotels:
Impairment loss	0	0	0	0
Recovery of Impairment	0	0	0	0
Subtotal Sold Hotels	0	$0	0	$0
Net Impairment loss on Held for Sale and Sold Hotels Reported in Continuing Operations	5	$(3,053)	0	$0

Discontinued Operations:
Held for Sale Hotels:
Impairment loss	0	$0	0	$0
Recovery of Impairment	0	0	0	0
Subtotal Held for Sale Hotels	0	$0	0	$0
Sold Hotels:
Impairment loss	0	0	6	(1,397)
Recovery of Impairment	2	75	5	891
Subtotal Sold Hotels	2	$75	11	$(506)
Net Impairment loss on Held for Sale and Sold Hotels Reported in Discontinued Operations	2	$75	11	$(506)

Total Net Impairment:	7	$(2,978)	11	$(506)

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

	For the six months ending June 30,		For the six months ending June 30,
	2015		2014
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for Sale Hotels:
Impairment loss	5	$(3,915)	0	$0
Recovery of Impairment	0	0	1	119
Subtotal Held for Sale Hotels	5	$(3,915)	1	$119
Sold Hotels:
Impairment loss	0	0	0	0
Recovery of Impairment	1	85	0	0
Subtotal Sold Hotels	1	$85	0	$0
Net Impairment loss on Held for Sale and Sold Hotels Reported in Continuing Operations	6	$(3,830)	1	$119

Discontinued Operations:
Held for Sale Hotels:
Impairment loss	0	$0	0	$0
Recovery of Impairment	0	0	0	0
Subtotal Held for Sale Hotels	0	$0	0	$0
Sold Hotels:
Impairment loss	1	(117)	9	(1,430)
Recovery of Impairment	3	237	4	834
Subtotal Sold Hotels	4	$120	13	$(596)
Net Impairment loss on Held for Sale and Sold Hotels Reported in Discontinued Operations	4	$120	13	$(596)

Total Net Impairment:	10	$(3,710)	14	$(477)

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

Income Taxes

We have provided a full valuation allowance against our deferred tax asset at June  30, 2015 and 2014, that results in no net deferred tax asset at June 30, 2015 and 2014 due to the uncertainty of realization (because of historical operating losses). The TRS Lessee has estimated its income tax benefit using a combined federal and state rate of approximately 38%.  The TRS net operating loss carryforward from June 30, 2015 as determined for federal

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

income tax purposes was approximately $19.2 million. The availability of such loss carryforward will begin to expire in 2022 through 2034.

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

Noncontrolling Interest of Common Units in SLP

Noncontrolling interest in SLP represents the common units’ (“common units”) proportionate share of the equity in the operating partnership. The common units represent both the common operating units and the LTIP units. As of June 30, 2015 and 2014, the limited partners of SLP held 97,008 common operating units, representing approximately 0.1%  of the partnership interest in SLP. In March 2015, the Company issued 5,263,152 of LTIP Units, which represent approximately 7.0% of the partnership interest in SLP.

Equity Reconciliation of Parent and Noncontrolling Interest

(dollars in thousands)

Common
Noncontrolling
Interest
Balance at December 31, 2014	$90
Common operating units	(3)
Balance at June 30, 2015	$87

(dollars in thousands)
	Series A preferred stock par value	Series C convertible stock par value	Common stock par value	Additional paid-in capital	Accumulated deficit	Net shareholders' equity	Noncontrolling interest in consolidated partnerships	Total equity
Balance at December 31, 2014	$8	$30	$47	$137,900	$(118,983)	$19,002	$90	$19,092
Stock-based compensation	0	0	0	123	0	123	0	123
Issuance of common stock	0	0	2	344	0	346	0	346
Net loss	0	0	0	0	(2,446)	(2,446)	(3)	(2,449)
Balance at June 30, 2015	$8	$30	$49	$138,367	$(121,429)	$17,025	$87	$17,112

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

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

Series B Redeemable Preferred Stock

At June 30, 2015 there were 332,500 shares of 10.0% Series B preferred stock outstanding. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

Dividends on the Series B preferred stock are cumulative and are payable quarterly in arrears on each March 31, June 30, September 30 and December 31, or, if not a business day, the next succeeding business day, at the annual rate of 10.0% of the $25.00 liquidation preference per share, equivalent to a fixed annual amount of $2.50 per share.  Dividends on the Series B preferred stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared and whether or not such dividends are prohibited by agreement. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series B preferred stock to preserve capital and improve liquidity. Accumulated but unpaid dividends on the Series B preferred stock will not bear interest. Accumulated but unpaid dividends are $1.5 million or  $4.375 per share as of June 30, 2015. These dividends are not reflected as an obligation on the balance sheet.  Holders of the Series B preferred stock generally have no voting rights. However, if the dividends on the Series B preferred stock are in arrears for six or more quarterly periods (whether or not consecutive), holders of the Series B preferred stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, will be entitled to elect two directors. At the Company’s annual meeting on June 10, 2015, holders of Series A preferred stock and Series B preferred stock, voting as one class, elected two directors. The terms of such directors will end up to twelve months after all dividend arrearages have been paid.

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

The Series B preferred stock was not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock).  The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

accrued and unpaid dividends. At June 30,  2015, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Series A Preferred Stock

On December 30, 2005,  the Company offered and sold 1,521,258 shares of 8% Series A preferred stock.  At June 30,  2015, 803,270 shares of Series A preferred stock remained outstanding.  Dividends on the Series A preferred stock are cumulative and are payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. The Company may redeem the Series A preferred stock, in whole or in part, at any time or from time to time for cash at a redemption price of $10.00 per share, plus all accrued and unpaid dividends. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series A preferred stock to preserve capital and improve liquidity. Unpaid dividends will accumulate and bear additional dividends at 8%, compounded monthly. Accumulated but unpaid dividends are $1.1 million, or $1.35 per share, as of June 30, 2015. These dividends are not reflected as an obligation on the balance sheet. Holders of the Series A preferred stock generally have no voting rights. However, if dividends on the Series A preferred stock are in arrears for six consecutive months or nine months (whether or not consecutive) in any twelve-month period, holders of the Series A preferred stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, will be entitled to elect two directors. At the Company’s annual meeting on June 10, 2015, holders of the Series A preferred stock and Series B preferred stock, voting as one class, elected two directors.  The terms of such directors will end up to twelve months after all dividend arrearages have been paid.

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

Series C Convertible Preferred Stock and Warrants

The Company entered into a Purchase Agreement dated November 16, 2011 for the issuance and sale of Series C convertible preferred stock and warrants under a private transaction to RES. On January 31, 2012 at a special meeting, the shareholders of the Company, by the requisite vote, approved the issuance and sale of up to 3,000,000 shares of the Series C convertible preferred stock, shares of common stock which may be issued upon conversion of the Series C convertible preferred stock, and warrants to purchase additional shares of common stock, to RES pursuant to the Purchase Agreement. In two closings on February 1, 2012 and February 15, 2012, the Company completed the sale to RES of 3,000,000 shares of Series C convertible preferred stock and warrants to purchase shares of common stock.

Each of the 3,000,000 shares of Series C convertible preferred stock is convertible, in whole or in part, at RES’s option, at any time, but subject to RES’s beneficial ownership limitation, into the number of shares of

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

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

Each share of Series C convertible preferred stock is entitled to a dividend of $0.625 per year payable in equal quarterly dividends. Each share of Series C convertible preferred stock has a liquidation preference of $10.00 per share, in cash, plus an amount equal to any accrued and unpaid dividends.  With respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, the Series C convertible preferred stock ranks: (a) on  a parity with the Series A preferred stock and Series B preferred stock and other future series of preferred stock designated to rank on  a parity, and (b) senior to the common stock and other future series of preferred stock designated to rank junior, and (c) junior to the Company’s existing and future indebtedness. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series C cumulative preferred stock to preserve capital and improve liquidity. Unpaid dividends will accumulate and bear additional dividends at 6.25%, compounded quarterly. Accumulated but unpaid dividends are $3.4 million, or $1.15 per share, as of June 30, 2015. These dividends are not reflected as an obligation on the balance sheet.

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

Commitments and Contingencies

Litigation

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

Various claims and legal proceedings arise in the ordinary course of business and may be pending against the Company and its properties. Based upon the information available, the Company believes that the resolution of any of these claims and legal proceedings should not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Liquidity

The following disclosure and analysis is pursuant to ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires the Company to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued.  To satisfy the requirements of the new standard, the Company’s evaluation considered a 13 month period beginning June 30, 2015.

The Company performs a liquidity analysis to determine if expected hotel operating cash flow is sufficient to cover all of the Company’s obligations as they become due, in this case, beginning on June 30, 2015 and ending on July 31, 2016.  Our initial analysis considered only available cash and operating cash inflows without consideration of cash inflows from transactions that are in process, but were not yet finalized, such as proceeds on asset dispositions that are not yet closed or proceeds from financing transactions.

The Company believes the cash and available revolver of $4.1 million and $4.8 million, respectively, at June 30, 2015, cash generated from the operations of the hotels as well as the approximate $10.6 million of net cash proceeds from the sale of three hotels in July of 2015 will be sufficient to cover $5.7 million of corporate overhead, $0.6 million of recurring monthly debt service,  $5.2 million of anticipated capital improvements, as well as the $13.9 million of remaining loans maturing in 2015 (there are no loans maturing in 2016).

Although, as noted above, the funds are available to satisfy the maturing debt, management plans to use the available cash after operational needs to provide the equity to transition to upper midscale, upscale and upper upscale hotels and to satisfy the loan obligations through refinancing and the use of a portion of the excess proceeds from asset sales. The Company has entered into agreements to purchase three hotels for $42.5 million and plans to pursue other acquisitions funded with excess proceeds from future hotel sales and other funding sources. The execution of the Company’s long term plan is dependent upon future hotel sales and the availability to refinance existing maturing debt which cannot be assured.

We are disposing of assets that are not generating yields consistent with our investment objectives or reinvestment alternatives and we are targeting acquisitions that we believe will be accretive.  In the second quarter of 2015 we accelerated our divestiture program and added 11 hotels to our held for sale listing and we entered into three hotel purchase agreements in furtherance of our long term plan to transition to upper midscale, upscale and upper upscale hotels.

Maturing debt

At December 31, 2014 we had $46.9 million of debt maturing in 2015 (no debt matures in 2016). As of June 30, 2015, we have reduced that obligation to $15.2 million through refinancing, amortization and repayment using the proceeds from hotel sales.  Since the end of the second quarter of 2015 through the date of our filing the obligation was further reduced to $13.9 million; the company applied an additional $1.3 million to debt using a portion of the proceeds from the sale of one of our GE encumbered hotel assets.  The $13.9 million of maturing debt consists of the following:

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

•	a $2.2 million balance on a mortgage loan with GE Capital Franchise Finance LLC (“GE”) maturing December 15, 2015; and
•	an $11.7 million balance on a mortgage loan with Citigroup Global Markets Realty Corp. maturing November 11, 2015.

The Company anticipates that the net proceeds on the sale of GE encumbered assets classified as Held for Sale will be sufficient to repay the maturing GE loan. The Company plans to meet the obligations at maturity on the Citigroup Global Markets Realty Corp. mortgage loan by using a combination of refinancing and the proceeds from dispositions of one hotel held for sale. Over the past two years the lending market has experienced increased liquidity and a relaxing of underwriting standards and as such, we believe we will be able to refinance on similar or perhaps more favorable terms. However, notwithstanding our perception that the lending market has improved somewhat, we may not be successful in our efforts to refinance or repay our maturing debt. As of June 30, 2015 we are not in default under the terms of any of our loans. However on November 12, 2014, the Company received a waiver from Great Western Bank for non-compliance with respect to the consolidated leverage ratio, and on November 20, 2014 the credit facilities were amended to modify the consolidated leverage ratio. The Company believes that we will be compliant under the terms of all of our loans in 2015.

Disposition plan

Our ability to dispose of assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates.  At June 30, 2015, we have 18 hotels held for sale, in July 2015 we sold three of these hotels generating an estimated $10.6 million of cash, leaving 15 held for sale hotels which, if sold, we believe will generate $12.4 million in net proceeds after debt repayment available for reinvestment. Over the last five years, we have sold 64 hotels.  However, with respect to future hotel sales, we cannot predict:

•	whether we will be able to find buyers for identified assets at prices and /or other terms acceptable to us:
•	whether potential buyers will be able to secure financings: and
•	the length of time needed to find a buyer and to close the sale of a property.

The Company has an obligation to Real Estate Strategies, L.P. (“RES”) to use $25 million of the proceeds from its capital infusion in 2012 to pursue hotel acquisitions.  In February 2012, the Company issued 3.0 million shares of Series C convertible preferred stock to Real Estate Strategies, L.P. which provided $28.6 million of net proceeds.  As of June 30, 2015, we have used $9.1 million for debt repayment and $3.6 million for operational funds from the proceeds committed to hospitality acquisitions.  There are no contractual restrictions or penalties related to the use of these funds for purposes other than acquisitions.  The Company is obligated to replace these funds promptly as it has the ability to do so.  The Company is exploring opportunities to satisfy its long term capital needs as well as replenish the acquisition fund.  There can be no assurance that the Company will be able to obtain the funding to replace these funds; however, the Company believes the growth of the Company is in the best interest of all shareholders.

The Company did not declare a common stock dividend during the first two quarters  of 2015 or the years 2014, 2013 or 2012.  In December 2013, the Company announced the suspension of the regular dividends on its outstanding preferred stock to preserve capital and improve liquidity.  The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy.

Possible sources of liquidity to fund the longer-term liquidity needs, pay the preferred dividends, and satisfy the commitment to RES, include additional secured or unsecured debt financings, and /or proceeds from public or private issuances of debt or equity securities.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

The Company has had recurring losses from operations and had a substantial amount of debt maturing in 2015 for which the Company did not have committed funding sources. Significant progress has been made bringing the total obligation down from $46.9 million at December 31, 2014 to $13.9 million as of July 30, 2015.  In addition the Company liquidity has improved significantly.  The execution of the Company’s long term plan, as described above, is dependent upon future hotel sales and the ability to refinance existing maturing debt which cannot be assured.

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

Subsequent Events

On July 1, 2015 the Company closed on the sale of a Days Inn in Ashland, Kentucky  (63 rooms) to an unaffiliated buyer for a gross sales price of $2.2 million. Partial proceeds of $1.3 million were applied to the associated debt with GE, with the remainder going to cash.

On July 13, 2015, the Company closed on the sale of two hotels in Alexandria, Virginia with a combined gross sale price of $19.0 million. Partial net proceeds of $8.3 million were applied to the associated debt with Frontier Bank, and the remaining net proceeds went to cash.

On July 14, 2015, the Company entered into definitive agreements to acquire from unrelated parties three hotels containing an aggregate of 378 rooms for contractual purchase prices aggregating to approximately $42.5 million, subject to closing fees and adjustments. Deposits totaling $212,500 were made on the purchase price on July 15, 2015.

In connection with the purchase of the three hotels, as partial consideration for the purchase price of the hotels, Supertel Limited Partnership will issue, to each of the sellers, limited partnership units, with an aggregate dollar value of between $150,000 and $250,000.

On July 15, 2015, we changed our name from Supertel Hospitality, Inc. to Condor Hospitality Trust, Inc. The Company will continue to trade on the NASDAQ under its new ticker, CDOR.

On July 23, 2015, RES, IRSA and the Company executed a written agreement on the rights and obligations agreed to in connection with a potential exchange offer by the Company of common stock for the Series A preferred stock and Series B preferred stock and conversion of Series C convertible preferred stock.  As described on the Company’s Form 8-K dated July 23, 2015, RES and the Company, among other things, have agreed that if the Company achieves an acceptance of a minimum of 80% of the shares of Series A preferred stock and the Series B preferred stock in an exchange offer then RES will convert a minimum of an equivalent percentage of Series C convertible preferred stock into common stock pursuant to the terms of the Series C convertible preferred stock, subject to RES retaining a minimum beneficial ownership of 1,000 shares of Series C convertible preferred stock.

On August 6, 2015, the Company sent a proxy statement to shareholders in connection with a special meeting of shareholders to be held on September 3, 2015.  At the special meeting, shareholders will consider approval of proposals to permit the exchange of common stock for Series A preferred stock and Series B preferred stock in an exchange offer.  The Company commenced the exchange offer on August 6, 2015 pursuant to which it

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited)

could issue up to 11,664,615 shares of common stock in exchange for Series A preferred stock and Series B preferred stock, on terms and subject to conditions as set forth in the Company’s Offer to Exchange dated August 6, 2015 as filed with the SEC on that date.  The Company cannot provide assurance that the exchange offer will be successful.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Results for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be attained in the future.

References to “we”, “our”, “us”, “Company”, and “Condor Hospitality” refer to Condor Hospitality Trust, Inc., including as the context requires, its direct and indirect subsidiaries.

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

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of June 30,  2015 we owned 49 hotels in 19 states.  Our hotels operate under several national and independent brands.

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

Hotel Dispositions

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations,  the results of operations for 18 properties classified as held for sale at June 30, 2015 as well as all properties that have been sold during 2015 and prior years are included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015 and 2014. Additionally, in accordance with ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, fifteen properties in continuing operations which are classified as held for sale at June 30, 2015 are also included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015 and 2014.

The assets held for sale at June 30, 2015 and 2014 are separately disclosed in the Condensed Consolidated Balance Sheets.  Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made.  While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all.  We believe that all our held for sale assets as of June 30, 2015 remain properly classified in accordance with ASC 205-20.

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

General

The discussion that follows is based primarily on the condensed consolidated financial statements of the three and six months ended June 30, 2015 and 2014, and should be read along with the condensed consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s  49  and 63 hotels as of June 30, 2015 and 2014, respectively. There were  46 hotels in continuing operations at June 30, 2015.

Results of Operations

Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014

Operating results are summarized as follows (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months ended			Three months ended
	June 30, 2015			June 30, 2014			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$16,364	$962	$17,326	$16,059	$4,739	$20,798	$305
Hotel and property operations expenses	(11,337)	(656)	(11,993)	(11,102)	(3,484)	(14,586)	(235)
Interest expense	(1,490)	(54)	(1,544)	(1,819)	(348)	(2,167)	329
Loss on debt extinguishment	0	0	0	(94)	0	(94)	94
Depreciation and amortization	(1,257)	0	(1,257)	(1,617)	(38)	(1,655)	360
General and administrative	(1,347)	0	(1,347)	(1,092)	0	(1,092)	(255)
Net gain (loss) on dispositions of assets	(135)	725	590	(1)	466	465	(134)
Derivative gain (loss)	(4,710)	0	(4,710)	(11,718)	0	(11,718)	7,008
Other income (loss)	31	0	31	94	0	94	(63)
Impairment loss	(3,053)	75	(2,978)	0	(506)	(506)	(3,053)
Acquisition expense	(17)	0	(17)	0	0	0	(17)
Terminated equity transactions	0	0	0	3	0	3	(3)
Net earnings (loss)	$(6,951)	$1,052	$(5,899)	$(11,287)	$829	$(10,458)	$4,336

The statistics as noted below are on a same store basis and exclude one hotel in continuing operations which was sold in March of 2015. Occupancy for the same store portfolio fell 1.7% from the prior year, while average daily rate (“ADR”) rose 6.1%.  The overall result was a 4.3%  increase in revenue per available room (“RevPAR”).  Rate management and increased business from construction and special projects has added revenue throughout the portfolio. Results for our same store portfolio are presented below under “Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy”.

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended June 30, 2015 increased 1.9%  compared to the same period in 2014.

During the second quarter of 2015,  hotel and property operations expenses from continuing operations increased $0.2 million compared to the second quarter of 2014.   The main cause of the variance was a property tax refund received in 2014.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

There was a  decrease in interest expense in the same store portfolio of approximately $0.4 million,  due to lower debt balances, the result of amortization as well as a reduction in GE loan balances. When GE encumbered assets are sold, the payoff/release prices are generally greater than the allocated loan amounts.  Depreciation and amortization expense from continuing operations decreased $0.4 million for the second quarter of 2015 compared with 2014.  The general and administrative expense for the 2015 second quarter increased $0.3 million because of increased costs of legal and compensation costs associated with the change in executive officers.

Derivative gain (loss)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The change in derivative gains is a result of the change in fair value of the derivative liabilities for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014. The fair value of the derivative liabilities increased by an aggregate of $4.7 million and $11.6 million during the second quarter of 2015 and 2014, respectively.  The increase in fair value in the second quarter of 2015, which created a  derivative loss on the income statement, is primarily due to changes in the common stock price. The $11.6 million increase in fair value in the second quarter of 2014 is due to a change in exercise price of the related warrants adjusted downward from $9.60 to $1.92, and to a change in the conversion price of the Series C Preferred Stock from $8.00 to $1.60, the public offering price of the common stock in the Company’s subscription rights offering concluded on June 6, 2014. These changes in fair value are recorded as derivative losses on the income statement.

Impairment loss

For the second quarter of 2015, impairment charges of $3.1 million were recorded on five hotels classified as held for sale as of June 30, 2015 in continuing operations.  Recovery of $0.1 million of previously recorded impairment was taken on two hotels in discontinued operations at the time of sale. For the three months ended June 30, 2014 impairment charges of $1.4 million were taken on six properties which have been sold. Recovery of $0.9 million was recorded on five properties which have been sold.

Dispositions

In the second quarter of 2015,  three properties were sold. There was a gain of $0.7 million at the time of sale on one of the properties. Five hotels were sold in the second quarter of 2014. A gain of $0.5 million was recognized on two of the properties.

Income tax

At June 30, 2015 and 2014,  a full valuation allowance was recorded against the deferred tax asset due to the uncertainty of realization because of historical operating losses. Due to the full deferred tax valuation allowance, no income tax expense or benefit was recorded for the quarters ended June 30, 2015 and 2014.

Management believes the federal and state income tax rate for the TRS Lessee will be approximately 38%. The income tax benefit /expense will vary based on the taxable earnings or loss of the TRS Lessee, a C corporation.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Six months ended			Six months ended
	June 30, 2015			June 30, 2014			Continuing
	Continuing	Discontinued		Continuing	Discontinued		Operations
	Operations	Operations	Total	Operations	Operations	Total	Variance
Revenues	$28,710	$2,714	$31,424	$27,349	$8,987	$36,336	$1,361
Hotel and property operations expenses	(21,325)	(1,907)	(23,232)	(20,924)	(7,104)	(28,028)	(401)
Interest expense	(3,017)	(200)	(3,217)	(3,548)	(799)	(4,347)	531
Loss on debt extinguishment	(7)	0	(7)	(104)	0	(104)	97
Depreciation and amortization	(2,737)	0	(2,737)	(3,219)	(112)	(3,331)	482
General and administrative	(2,732)	0	(2,732)	(2,077)	0	(2,077)	(655)
Net gain (loss) on dispositions of assets	(122)	1,662	1,540	(27)	635	608	(95)
Derivative gain (loss)	113	0	113	(9,603)	0	(9,603)	9,716
Other income (loss)	126	0	126	125	0	125	1
Impairment loss	(3,830)	120	(3,710)	119	(596)	(477)	(3,949)
Acquisition expense	(17)	0	(17)	0	0	0	(17)
Terminated equity transactions	0	0	0	(65)	0	(65)	65
Net earnings (loss)	$(4,838)	$2,389	$(2,449)	$(11,974)	$1,011	$(10,963)	$7,136

The statistics as noted below are on a same store basis and exclude one hotel in continuing operations which was sold in March of 2015. Occupancy for the same store portfolio rose 1.1% from the prior year, while ADR increased 5.3%. The overall result was a 6.6% rise in RevPAR. Rate management and increased business from construction and special projects has added revenue throughout the portfolio. Results for our same store portfolio are presented below under “Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy.”

Revenues and Operating Expenses

Revenues from continuing operations for the six months ended June 30, 2015, increased 5.0% compared to the same period in 2014.

During the six months ended June 30, 2015, hotel and property operations expenses from continuing operations increased $0.4 million compared with the six months ended of 2014. The majority of the increase was from franchise related expense.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

There was a decrease in interest expense in the same store portfolio of approximately $0.6 million, caused by a decreased rate on debt refinanced in May, decreased borrowing from the Great Western revolver, and fewer costs associated with GE loan modification. Depreciation and amortization expense from continuing operations decreased $0.5 million for the six months ended June 30, 2015 compared to the year ago period. The $0.7 million increase in general and administrative expense resulted from employee recruiting fees, an increase in the cost of Director and Officer insurance, increased legal fees and additional compensation associated with the change in executive officers.

Derivative gain (loss)

The change in other income/expense is a result of the change in fair value of the derivative liabilities for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The derivatives were revalued at June 30, 2015 and 2014. The fair value of the derivative liabilities decreased by an aggregate of $0.1 million and

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

increased by an aggregate of $9.5 million during the first six months of 2015 and 2014, respectively. The increase in fair value in the six months ended June 30, 2014 is due to the change in exercise price of the related warrants adjusted downward from $9.60 to $1.92, and to a change in the conversion price of the Series C Preferred Stock from $8.00 to $1.60, the public offering price of the common stock in the Company’s subscription rights offering concluded on June 6, 2014. These changes in fair value are recorded as derivative losses on the income statement.

Impairment loss

During the six months ended June 30, 2015, we recognized impairment charges of $3.9 million on five hotels held for sale in continuing operations. There was $0.1 million of recovery recorded on one hotel in continuing operations which was sold. Impairment of $0.1 million was taken on a property in discontinued operations at the time of sale, and recovery of $0.2 million was recorded on three properties in discontinued operations at the time of sale. During the six months ended June 30, 2014,  we recorded impairment recovery of $0.1 million on a held for use hotel and $1.5 million of impairment on eight hotels that were sold. Recovery of $0.9 million was recorded on five hotels that were sold.

Dispositions

During the six months ending June 30, 2015,  seven hotels were sold. Gains of $1.7 million were recognized on two of the hotels. During the six months ending June 30, 2014, the Company sold its interests in six hotels, recognizing gains of approximately $0.5 million on two properties.

Income tax

At June 30, 2015 and 2014, the company provided a full valuation allowance against our deferred tax asset due to the uncertainty of realization because of historical operating losses. Due to the full deferred tax valuation allowance, no income tax expense or benefit was recorded for the six months ending June 30, 2015. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 38%. The income tax benefit /expense will vary based on the taxable earnings or loss of the TRS Lessee, a C corporation.

Liquidity and Capital Resources

The following disclosure and analysis is pursuant to ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires the Company to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued. To satisfy the requirements of the new standard, the Company’s evaluation considered a 13 month period beginning June 30, 2015.

The Company performs a liquidity analysis to determine if expected hotel operating cash flow is sufficient to cover all of the Company’s obligations as they become due, in this case, beginning on June 30, 2015 and ending on July 31, 2016. Our initial analysis considered only available cash and operating cash inflows without consideration of cash inflows from transactions that are in process, but were not yet finalized, such as proceeds on asset dispositions that are not yet closed or proceeds from financing transactions.

The Company believes the cash and available revolver of $4.1 million and $4.8 million, respectively, at June 30, 2015, cash generated from the operations of the hotels as well as the approximate $10.6 million of net cash proceeds from the sale of three hotels in July of 2015 will be sufficient to cover $5.7 million of corporate overhead, $0.6 million of recurring monthly debt service, $5.2 million of anticipated capital improvements as well as the $13.9 million of remaining loans maturing in 2015 (there are no loans maturing in 2016).

Although, as noted above, the funds are available to satisfy the maturing debt, management plans to use the available cash after operational needs to provide the equity to transition to upper midscale, upscale and upper upscale hotels and to satisfy the loan obligation through refinancing and the use of a portion of the excess proceeds

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

from asset sales. The Company has entered into agreements to purchase three hotels for $42.5 million and plans to pursue other acquisitions funded with excess proceeds from future hotels sales and other funding sources. The execution of the Company’s long term plan is dependent upon future hotel sales and the availability to refinance existing maturing debt which cannot be assured.

We are disposing of assets that are not generating yields consistent with our investment objectives or reinvestment alternatives and we are targeting acquisitions that we believe will be accretive. In the second quarter of 2015 we accelerated our divestiture program and added 11 hotels to our held for sale listing and we entered into three hotel purchase agreements in furtherance of our long term plan to transition to upper midscale, upscale and upper upscale hotels.

Maturing debt

At December 31, 2014 we had $46.9 million of debt maturing in 2015 (no debt matures in 2016). As of June 30, 2015, we have reduced that obligation to $15.2 million through refinancing, amortization and repayment using the proceeds from hotel sales.  Since the end of the second quarter of 2015 through the date of our filing the obligation was further reduced to $13.9 million; the company applied $1.3 million to debt using a portion of the proceeds from the sale of one of our GE encumbered hotel assets.  The $13.9 million of maturing debt consists of the following:

•	a $2.2 million balance on a mortgage loan with GE Capital Franchise Finance LLC (“GE”) maturing December 15, 2015; and
•	an $11.7 million balance on a mortgage loan with Citigroup Global Markets Realty Corp. maturing November 11, 2015.

The Company anticipates that the net proceeds on the sale of GE encumbered assets classified as Held for Sale will be sufficient to repay the maturing GE loan.  The Company plans to meet the obligations at maturity on the Citigroup Global Markets Realty Corp. mortgage loan by using a combination of refinancing and the proceeds from dispositions of one hotel held for sale. Over the past two years the lending market has experienced increased liquidity and a relaxing of underwriting standards and as such, we believe we will be able to refinance on similar or perhaps more favorable terms. However, notwithstanding our perception that the lending market has improved somewhat, we may not be successful in our efforts to refinance or repay our maturing debt. As of June 30, 2015 we are not in default under the terms of any of our loans. However on November 12, 2014, the Company received a waiver from Great Western Bank for non-compliance with respect to the consolidated leverage ratio, and on November 20, 2014 the credit facilities were amended to modify the consolidated leverage ratio. The Company believes that we will be compliant under the terms of all of our loans in 2015.

Disposition plan

Our ability to dispose of assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates.  At June 30, 2015, we have 18 hotels held for sale, in July 2015 we sold three of these hotels generating an estimated $10.6 million of cash, leaving 15 held for sale hotels which, if sold, we believe will generate $12.4 million in net proceeds after debt repayment available for reinvestment. Over the last five years, we have sold 64 hotels.  However, with respect to future hotel sales, we cannot predict:

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

proceeds.  As of June 30, 2015, we have used $9.1 million for debt repayment and $3.6 million for operational funds from the proceeds committed to hospitality acquisitions.  There are no contractual restrictions or penalties related to the use of these funds for purposes other than acquisitions.  The Company is obligated to replace these funds promptly as it has the ability to do so.  The Company is exploring opportunities to satisfy its long term capital needs as well as replenish the acquisition fund.  There can be no assurance that the Company will be able to obtain the funding to replace these funds; however, the Company believes the growth of the Company is in the best interest of all shareholders.

The Company did not declare a common stock dividend during the first or second quarter of 2015 or the years 2014, 2013 or 2012.  In December 2013, the Company announced the suspension of the regular dividends on its outstanding preferred stock to preserve capital and improve liquidity.  The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy.

Possible sources of liquidity to fund the longer-term liquidity needs, pay the preferred dividends, and satisfy the commitment to RES, include additional secured or unsecured debt financings, and /or proceeds from public or private issuances of debt or equity securities.

The Company has had recurring losses from operations and had a substantial amount of debt maturing in 2015 for which the Company did not have committed funding sources. Significant progress has been made bringing the total obligation down from $46.9 million at December 31, 2014 to $13.9 million as of July 30, 2015.  In addition the Company liquidity has improved significantly.  The execution of the Company’s long term plan, as described above, is dependent upon future hotel sales and the ability to refinance existing maturing debt which cannot be assured.

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

Financing

Exchange Offer

On July 23, 2015, RES, IRSA and the Company executed a written agreement on the rights and obligations agreed to in connection with a potential exchange offer by the Company of common stock for the Series A preferred stock and Series B preferred stock and conversion of Series C convertible preferred stock.  As described on the Company’s Form 8-K dated July 23, 2015, RES and the Company, among other things, have agreed that if the Company achieves an acceptance of a minimum of 80% of the shares of Series A preferred stock and the Series B preferred stock in an exchange offer then RES will convert a minimum of an equivalent percentage of Series C convertible preferred stock into common stock pursuant to the terms of the Series C convertible preferred stock, subject to RES retaining a minimum beneficial ownership of 1,000 shares of Series C convertible preferred stock.

On August 6, 2015, the Company sent a proxy statement to shareholders in connection with a special meeting of shareholders to be held on September 3, 2015.  At the special meeting, shareholders will consider approval of proposals to permit the exchange of common stock for Series A preferred stock and Series B preferred stock in an exchange offer.  The Company commenced the exchange offer on August 6, 2015 pursuant to which it could issue up to 11,664,615 shares of common stock in exchange for Series A preferred stock and Series B preferred stock, on terms and subject to conditions as set forth in the Company’s Offer to Exchange dated August 6, 2015 as filed with the SEC on that date.  The Company cannot provide assurance that the exchange offer will be successful.

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

Debt Repayments

At June 30, 2015, the Company had long-term debt of $50.9 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 1.9 years and a weighted average fixed interest rate of 5.9%.  The weighted average fixed rate was 5.9%. None of the held for use debt has a variable rate. Debt is classified as held for use if the properties collateralizing it are not held for sale.  Debt is classified as held for sale if the properties collateralizing it are held for sale.  Debt associated with assets held for sale is classified in the table below as due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year.  Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2015 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held For Sale	Held For Use	TOTAL
Remainder of 2015	$27,999	$11,077	$39,076
2016	0	2,144	2,144
2017	0	37,700	37,700
2018	0	0	0
2019	0	0	0
Thereafter	0	0	0
	$27,999	$50,921	$78,920

At June 30, 2015, the Company had $39.1 million of principal due in 2015. Of this amount, $16.2 million of principal is due in 2015 pursuant to the notes and mortgages evidencing such debt. The remaining $22.9 million is associated with loans on assets held for sale and is not contractually due in 2015 unless the related assets are sold. The maturities comprising the $16.2 million consist of:

•	a $3.5 million balance on a mortgage loan with GE Capital Franchise Finance LLC (“GE”);
•	an $11.7 million balance on a mortgage loan with Citigroup Global Markets Realty Corp.; and
•	approximately $1.0 million of principal amortization on mortgage loans.

All of the GE loans are cross collateralized and the eleven assets securing the loans outstanding at June 30, 2015 are treated as a pool.  As of June 30, 2015, the Company had seven GE hotel assets classified as held for sale. The required principal payment upon the sale of these seven hotels is approximately $15.2 million. Upon sale the Company believes the net proceeds from the sale of these hotels will be sufficient to satisfy the debt with GE maturing in 2015.  In July of 2015, after the close of the second quarter of 2015, the Company sold one of the GE encumbered assets that were held for sale and $1.3 million of the sales proceeds were applied to the balance of the $3.5 million loan, reducing the loan to $2.2 million. If the remaining hotels are not sold, the Company will attempt to refinance the debt with GE.

The $8.3 million loan with Middle Patent Capital, LLC which was due in June 2015 was, through the Company’s efforts, sold to Frontier Bank on May 28, 2015. In connection with the sale, the maturity date was extended to May 1, 2016 The two properties securing the loan were sold subsequent to June 30, 2015, and the loan was paid in full.

The Company’s plan is to refinance the other debt maturing in 2015 with current or future lenders.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Financial Covenants

The key financial covenants for certain of our loan agreements and compliance calculations as of June 30, 2015 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement).  As of June 30, 2015,  we were in compliance with our financial covenants.  As a result, as of June 30, 2015,  we are not in default of any of our loans.

(Dollars in thousands)	June 30,	June 30,
Great Western Bank Covenants	2015	2015
	Requirement	Calculation
Consolidated debt service coverage ratio calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(7,745)
Net adjustments per loan agreement		23,259
Adjusted NOI per loan agreement (A)		$15,514
Interest expense per financial statements - continuing operations		6,448
Interest expense per financial statements - discontinued operations		1,191
Total interest expense per financial statements		$7,639
Net adjustments per loan agreement		39
Debt service per loan agreement (B)		$7,678
Consolidated debt service coverage ratio		2.02 : 1
* Calculations based on prior four quarters

(Dollars in thousands)	June 30,	June 30,
Great Western Bank Covenants	2015	2015
	Requirement	Calculation
Loan-specific debt service coverage ratio calculated as follows: *	≥1.20:1
Adjusted NOI (A) / Debt service (B)
Net loss per financial statements		$(7,745)
Net adjustments per loan agreement		9,369
Adjusted NOI per loan agreement (A)		$1,624
Interest expense per financial statements - continuing operations		6,448
Interest expense per financial statements - discontinued operations		1,191
Total interest expense per financial statements		$7,639
Net adjustments per loan agreement		(6,807)
Debt service per loan agreement (B)		$832
Loan-specific debt service coverage ratio		1.95 : 1
* Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	June 30,	June 30,
Great Western Bank Covenants	2015	2015
	Requirement	Calculation
Consolidated leverage ratio calculated as follows:	≤ 3.50
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements		$106,618
Net adjustments per loan agreement		(20,224)
Total liabilities per loan agreement (A)		86,394
Total assets per financial statements		131,392
Total liabilities per financial statements		106,618
Net adjustments per loan agreement		$(20,224)
Total liabilities per loan agreement		$86,394
Tangible net worth per loan agreement (B)		$44,998
Consolidated Leverage Ratio		1.92

The revolving credit facility with Great Western Bank also requires maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70% and 65%, respectively, tested annually, and that we not pay dividends in excess of 75% of our funds from operations per year.  The revolving credit facility provides for maximum availability of $11.2 million from June 5, 2015 through June 30, 2016, $10.2 million from July 1, 2016 through June 30, 2017 and $9.2 million from July 1, 2017 through the maturity date of the revolving credit facility; provided, that at no time will the loans available through the revolving credit facility exceed the lesser of (a) an amount equal to 65% of the total appraised value of the hotels securing the revolving credit facility or (b) $11.2 million minus the aggregate amount of principal prepayments required to be made on the revolving credit facility (on or after July 1, 2015) in connection with the sale of hotels securing the revolving credit facility.    At June 30, 2015, the revolving credit facility was fully available and the outstanding balance was $6.4 million.

(Dollars in thousands)	June 30,	June 30,
GE Covenants	2015	2015
	Requirement	Calculation
Loan-specific fixed charge coverage ratio calculated as follows: *	≥ 1.20:1
Adjusted EBITDA (A) / Fixed charges (B)
Net loss per financial statements		$(7,745)
Net adjustments per loan agreement		11,488
Adjusted EBITDA per loan agreement (A)		$3,743
Interest expense per financial statements - continuing operations		6,448
Interest expense per financial statements - discontinued operations		1,191
Total interest expense per financial statements		$7,639
Net adjustments per loan agreement		(5,430)
Fixed charges per loan agreement (B)		$2,209
Loan-specific fixed charge coverage ratio		1.69 : 1
* Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	June 30,	June 30,
GE Covenants	2015	2015
	Requirement	Calculation
Loan-specific loan to value ratio calculated as follows:	≤ 60.0%
Loan balance (A) / Value (B)
Loan balance (A)		$18,547
Value (B)		$34,580
Loan-specific loan to value ratio		53.6%

The financial covenants under our loan facilities with GE also require that, through the term of the loans, we maintain: (a) a minimum before dividend consolidated fixed charge coverage ratio (FCCR) (based on a rolling 12-month period) of 1.00:1 as of June 30, 2015 and thereafter; and (b) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 1.00:1 as of June 30, 2015 and thereafter. However, the consolidated FCCRs are not required to be tested as of the end of any fiscal quarter if the loan to value ratio with respect to our GE-encumbered properties is 60% or less.

As of June 30, 2015 our loan to value ratio with respect to our GE encumbered properties was 53.6%. As a result, our consolidated FCCRs are not required to be tested as of June 30, 2015.

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

A summary of the Company’s long term debt as of June 30, 2015 is as follows (dollars in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

		Interest
Fixed Rate Debt	Balance	Rate	Maturity

Lender
GE Capital Franchise Finance LLC	$3,507	7.17%	12/2015
Citigroup Global Markets Realty Corp	11,652	5.97%	11/2015
GE Capital Franchise Finance LLC	3,960	4.75%	2/2018
Frontier Bank	8,300	6.00%	5/2016
GE Capital Franchise Finance LLC	11,080	7.17%	2/2017
Cantor	5,882	4.25%	11/2017
Morgan Stanley	28,091	5.83%	12/2017
Total fixed rate debt	$72,472

Variable Rate Debt
Great Western Bank	$6,448	4.25%	6/2018
Total variable rate debt	$6,448

Total Debt	$78,920

Less: debt associated with hotel properties held for sale	27,999

Total long-term debt	$50,921

On February 17, 2015, the maturity date of the Company’s $7.8 million GE loan was extended to December 15, 2015. A required principal payment of $0.3 million was paid on the loan in February 2015.

On May 28, 2015, the $8.3 million mortgage loan previously held by Middle Patent Capital, LLC was, through the Company’s efforts, sold to Frontier Bank. The interest rate was reduced from 12.5 percent to 6.0 percent and the maturity date was extended from June 6, 2015 to May 1, 2016.

On June 5, 2015, the Company amended its revolving credit facility with Great Western Bank to, among other things, extend the maturity date to June 30, 2018, reduce the interest rate from 4.5 percent annually to the prime rate plus 1.0 percent annually (currently 4.25 percent annually) and remove the 2.0 percent prepayment penalty required with refinancing with another financial institution.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

On April 1, 2015, the Company sold both a Savannah Suites in Chamblee, Georgia (120 rooms) for gross sale proceeds of $4.4 million, and a Savannah Suites in Augusta, Georgia (172 rooms) for gross sale proceeds of $3.4 million. Partial proceeds of $4.1 million were applied to the associated debt with GE, with the remainder going to cash.

On April 30, 2015, the Company sold a Super 8 in Batesville, Arkansas (49 rooms) for gross sale proceeds of $1.5 million. Partial proceeds of $1.3 million were applied to the revolving credit facility with Great Western Bank, reducing the outstanding revolver balance by $1.3 million, and the revolver limit from $12.5 million to $11.2 million. The remainder of the proceeds went to cash.

Contractual Commitments

Below is a summary of certain obligations that will require capital as of June 30, 2015 (in thousands):

		Payments Due by Period
		Remainder			More than
Contractual Obligations	Total	of Year 1	Years 2-3	Years 4-5	5 years
Long-term debt including interest	$56,480	$12,523	$43,957	$0	$0
Land leases	4,136	114	276	127	3,619
Total contractual obligations	$60,616	$12,637	$44,233	$127	$3,619

The column titled “Remainder of Year 1” represents payments due for the balance of 2015.  Long-term debt includes debt on properties classified as held for use.  The debt related to the three held for sale properties in discontinued operations and the fifteen held for sale properties in continuing operations  (which are expected to be sold in the next 12 months, with the respective debt paid) of $28.0 million is not included in the table above.

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

Nonfinancial assets

The amount of impairment and recovery of previously recorded impairment recorded for the three and six months ending June 30, 2015 and 2014 on properties classified as held for sale and sold is shown in the tables below:

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	For the three months ending June 30,		For the three months ending June 30,
	2015		2014
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for Sale Hotels:
Impairment loss	5	$(3,053)	0	$0
Recovery of Impairment	0	0	0	0
Subtotal Held for Sale Hotels	5	$(3,053)	0	$0
Sold Hotels:
Impairment loss	0	0	0	0
Recovery of Impairment	0	0	0	0
Subtotal Sold Hotels	0	$0	0	$0
Net Impairment loss on Held for Sale and Sold Hotels Reported in Continuing Operations	5	$(3,053)	0	$0

Discontinued Operations:
Held for Sale Hotels:
Impairment loss	0	$0	0	$0
Recovery of Impairment	0	0	0	0
Subtotal Held for Sale Hotels	0	$0	0	$0
Sold Hotels:
Impairment loss	0	0	6	(1,397)
Recovery of Impairment	2	75	5	891
Subtotal Sold Hotels	2	$75	11	$(506)
Net Impairment loss on Held for Sale and Sold Hotels Reported in Discontinued Operations	2	$75	11	$(506)

Total Net Impairment:	7	$(2,978)	11	$(506)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	For the six months ending June 30,		For the six months ending June 30,
	2015		2014
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for Sale Hotels:
Impairment loss	5	$(3,915)	0	$0
Recovery of Impairment	0	0	1	119
Subtotal Held for Sale Hotels	5	$(3,915)	1	$119
Sold Hotels:
Impairment loss	0	0	0	0
Recovery of Impairment	1	85	0	0
Subtotal Sold Hotels	1	$85	0	$0
Net Impairment loss on Held for Sale and Sold Hotels Reported in Continuing Operations	6	$(3,830)	1	$119

Discontinued Operations:
Held for Sale Hotels:
Impairment loss	0	$0	0	$0
Recovery of Impairment	0	0	0	0
Subtotal Held for Sale Hotels	0	$0	0	$0
Sold Hotels:
Impairment loss	1	(117)	9	(1,430)
Recovery of Impairment	3	237	4	834
Subtotal Sold Hotels	4	$120	13	$(596)
Net Impairment loss on Held for Sale and Sold Hotels Reported in Discontinued Operations	4	$120	13	$(596)

Total Net Impairment:	10	$(3,710)	14	$(477)

No impairment was recorded on properties held for use for the quarter or six months ended June 30, 2015. Recovery of $0.1 million was recorded on one held for use property for the six months ended June 30, 2014.

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

Financial instruments

As of June 30, 2015 and December 31, 2014, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

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

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis (in thousands):

	Fair Value at
	June 30, 2015	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$14,209	$0	$0	$14,209
Warrant derivative	6,015	0	0	6,015
Derivative liabilities, at fair value	$20,224	$0	$0	$20,224

	Fair Value at
	December 31, 2014	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$13,804	$0	$0	$13,804
Warrant derivative	6,533	0	0	6,533
Derivative liabilities, at fair value	$20,337	$0	$0	$20,337

There were no transfers between levels during the six months ended June 30,  2015  and the twelve months ended December 31, 2014.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized (gains) losses recorded in the Consolidated Statement of Operations in Derivative gain  (loss)  during the period (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three Months Ending				Three Months Ending
	June 30, 2015				June 30, 2014
	Series C		Convertible		Series C		Convertible
	preferred		loan		preferred		loan
	embedded	Warrant	embedded		embedded	Warrant	embedded
	derivative	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value, beginning of period	$10,921	$4,593	$0	$15,514	$2,551	$1,241	$151	$3,943
Net unrealized (gains) losses on derivatives	3,288	1,422	0	4,710	7,746	3,972	0	11,718
Purchases and issuances	0	0	0	0	0	0	0	0
Sales and settlements, included in derivative gain (loss)	0	0	0	0	0	0	(151)	(151)
Gross transfers in	0	0	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0	0	0
Fair value, end of period	$14,209	$6,015	$0	$20,224	$10,297	$5,213	$0	$15,510
Changes in realized losses, included in income on instruments held at end of period	$0	$0	$0	$0	$0	$0	$0	$0
Changes in unrealized losses, included in income on instruments held at end of period	$3,288	$1,422	$0	$4,710	$7,746	$3,972	$0	$11,718

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Six months ended				Six months ended
	June 30, 2015				June 30, 2014
	Series C		Convertible		Series C		Convertible
	preferred		loan		preferred		loan
	embedded	Warrant	embedded		embedded	Warrant	embedded
	derivative	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value, beginning of period	$13,804	$6,533	$0	$20,337	$3,761	$2,146	$0	$5,907
Net unrealized (gains) losses on derivatives	405	(518)	0	(113)	6,536	3,067	0	9,603
Purchases and issuances	0	0	0	0	0	0	151	151
Sales and settlements, included in derivative gain (loss)	0	0	0	0	0	0	(151)	(151)
Gross transfers in	0	0	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0	0	0
Fair value, end of period	$14,209	$6,015	$0	$20,224	$10,297	$5,213	$0	$15,510
Changes in realized (gains) losses, included in income on instruments held at end of period	$0	$0	$0	$0	$0	$0	$0	$0
Changes in unrealized (gains) losses, included in income on instruments held at end of period	$405	$(518)	$0	$(113)	$6,536	$3,067	$0	$9,603

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The carrying value and estimated fair value of the Company’s debt as of June 30, 2015,  and December 31, 2014 are presented in the table below (in thousands):

	Carrying Value		Estimated Fair Value
	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014
Held for use	$50,921	$51,675	$50,427	$51,610
Held for sale	27,999	41,012	27,881	40,728
Total	$78,920	$92,687	$78,308	$92,338

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

Key Performance Indicators

Earnings Before Interest, Taxes, Depreciation, Amortization, Noncontrolling Interest and Preferred Stock Dividends

The Company’s Adjusted EBITDA for the three and six months ended June 30, 2015 was  $4.0 million and $5.6 million, respectively.  The Company’s Adjusted EBITDA for the three and six months ended June 30, 2014, was $5.1 million and $6.3 million, respectively.  Adjusted EBITDA is reconciled to net loss as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA
Net loss attributable to common shareholders	$(6,517)	$(11,301)	$(4,239)	$(12,651)
Interest expense, including discontinued operations	1,544	2,167	3,217	4,347
Loss on debt extinguishment	0	94	7	104
Depreciation and amortization, including discontinued operations	1,257	1,655	2,737	3,331
EBITDA	(3,716)	(7,385)	1,722	(4,869)
Noncontrolling interest	(284)	(15)	(3)	(16)
Net gain on disposition of assets	(590)	(465)	(1,540)	(608)
Impairment	2,978	506	3,710	477
Preferred stock dividends declared and undeclared	902	858	1,793	1,704
Unrealized gain on derivatives	4,710	11,718	(113)	9,603
Gain on debt conversion	0	(88)	0	(88)
Acquisition expense	17	0	17	0
Terminated equity transactions	0	(3)	0	65
ADJUSTED EBITDA	$4,017	$5,126	$5,586	$6,268

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

Funds from Operations

The Company’s diluted Adjusted funds from operations (“Adjusted FFO”) for the three and six months ended June 30, 2015 was $2.1 million and $1.6 million, respectively.  The Company’s Adjusted FFO for the three and six months ended June 30, 2014 was $2.6 million and $0.1 million, respectively.

The weighted average number of shares outstanding for the calculation of FFO basic was 5,595,734 and 5,288,791 for the three and six months ended June 30, 2015, respectively. The weighted average number of shares outstanding for the calculation of Adjusted FFO diluted was 28,096,534 and 27,796,395 for the three and six months ended June 30, 2014. FFO is reconciled to net loss as follows (in thousands except per share data):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months		Six Months
	ended June 30		ended June 30,
	2015	2014	2015	2014
RECONCILIATION OF NET LOSS TO FFO AND ADJUSTED FFO
Numerator:
Adjusted FFO
Net loss attributable to common shareholders	$(6,517)	$(11,301)	$(4,239)	$(12,651)
Depreciation and amortization	1,257	1,655	2,737	3,331
Net gain on disposition of assets	(590)	(465)	(1,540)	(608)
Noncontrolling interest	(284)	(15)	(3)	(16)
Impairment	2,978	506	3,710	477
FFO available to common shareholders	$(3,156)	$(9,620)	$665	$(9,467)
Unrealized gain on derivatives	4,710	11,718	(113)	9,603
Gain on debt conversion	0	(88)	0	(88)
Acquisition expense	17	0	17	0
Terminated equity transactions	0	(3)	0	65
Adjusted FFO	$1,571	$2,007	$569	$113
Preferred stock dividends declared and undeclared	514	608	1,021	0
Adjusted FFO - diluted	$2,085	$2,615	$1,590	$113

Diluted FFO
FFO attributable to common shareholders-basic	$(3,156)	$(9,620)	$665	$(9,467)
Preferred stock dividends declared and undeclared	0	0	1,021	0
FFO attributable to common shareholders-diluted	$(3,156)	$(9,620)	$1,686	$(9,467)

Denominator (Weighted Average Common Shares):
Basic FFO	5,596	3,300	5,289	3,104
Warrants - Employees	0	0	6	0
Restricted stock	0	0	2	0
Preferred stock	0	0	18,750	0
Warrants	0	0	3,750	0
Diluted FFO	5,596	3,300	27,797	3,104

FFO per share - basic	$(0.56)	$(2.92)	$0.13	$(3.05)
Adjusted FFO per share - basic	$0.28	$0.61	$0.11	$0.04
FFO per share - diluted	$(0.56)	$(2.92)	$0.06	$(3.05)
Adjusted FFO per share - diluted	$0.07	$0.17	$0.06	$0.04

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

NOI is a non-GAAP measure, and is not necessarily indicative of available earnings and should not be considered an alternative to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes. NOI is reconciled to Earnings Before Net Gain (Loss) on Dispositions of Assets, Other Income, Interest Expense and Income Taxes as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Earnings Before Net Loss On Dispositions of Assets, Other Income, Interest Expense, and Income Taxes	$2,406	$2,251	$1,899	$1,064
Add back:
Terminated equity transactions	0	(3)	0	65
General and administrative	1,347	1,092	2,732	2,077
Depreciation and amortization	1,257	1,617	2,737	3,219
Hotel operating revenue - discontinued	962	4,739	2,714	8,987
Hotel operating expenses - discontinued	(656)	(3,484)	(1,907)	(7,104)
Other expenses *	1,842	1,906	3,391	3,796
NOI	$7,158	$8,118	$11,566	$12,104

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

POI from continuing operations is reconciled to net loss as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
RECONCILIATION OF NET LOSS FROM	2015	2014	2015	2014

Net loss from continuing operations	$(6,951)	$(11,287)	$(4,838)	$(11,974)
Depreciation and amortization	1,257	1,617	2,737	3,219
Net loss on disposition of assets	135	1	122	27
Derivative (gain) loss	4,710	11,718	(113)	9,603
Other income	(31)	(94)	(126)	(125)
Interest expense	1,490	1,819	3,017	3,548
Loss on debt extinguishment	0	94	7	104
General and administrative expense	1,347	1,092	2,732	2,077
Acquisition expense	17	0	17	0
Terminated equity transactions	0	(3)	0	65
Impairment expense	3,053	0	3,830	(119)
POI - continuing operations	$5,027	$4,957	$7,385	$6,425

POI from discontinued operations is reconciled to loss from discontinued operations, net of tax, as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Gain from discontinued operations, net of tax	$1,052	$829	$2,389	$1,011
Depreciation and amortization from discontinued operations	0	38	0	112
Net gain on disposition of assets from discontinued operations	(725)	(466)	(1,662)	(635)
Interest expense from discontinued operations	54	348	200	799
Impairment losses from discontinued operations	(75)	506	(120)	596
POI - discontinued operations	$306	$1,255	$807	$1,883

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and occupancy, by region, for the three months ended June 30, 2015 and 2014, respectively.  The comparisons of same store operations are for 46 hotels owned as of April 1, 2014, which includes 31 held for use hotels and fifteen held for sale hotels that are classified in continuing operations as a result of the adoption of ASU 2014-08.  Same store calculations exclude three properties which are held for sale and included in discontinued operations as well as properties which have been sold.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months ended June 30, 2015				Three months ended June 30, 2014
	Room				Room
Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Mountain	106	$44.24	73.5%	$60.21	106	$47.14	79.6%	$59.26
West North Central	1,060	41.19	72.6%	56.74	1,060	38.04	71.7%	53.06
East North Central	723	48.24	64.2%	75.11	723	47.80	68.5%	69.78
Middle Atlantic	142	47.75	71.3%	66.93	142	48.48	78.0%	62.18
South Atlantic	1,096	56.23	69.1%	81.36	1,096	53.82	70.2%	76.62
East South Central	364	48.86	70.6%	69.22	364	45.28	67.4%	67.14
West South Central	176	20.88	54.2%	38.51	176	21.58	58.1%	37.12
Total Continuing Operations	3,667	$47.21	68.8%	$68.61	3,667	$45.28	70.0%	$64.66

States included in the Regions
Mountain	Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Maryland, North Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Louisiana

Our RevPAR, ADR, and occupancy, by franchise affiliation, for the three months ended June 30, 2015 and 2014, were as follows:

		Three months ended June 30, 2015				Three months ended June 30, 2014
		Room				Room
Brand		Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Select Service
Upscale
Hilton Garden Inn		100	$92.49	79.2%	$116.85	100	$85.19	73.4%	$116.03
Total Upscale		100	$92.49	79.2%	$116.85	100	$85.19	73.4%	$116.03
Upper Midscale
Comfort Inn / Suites		1,248	54.79	66.9%	81.86	1,248	54.11	71.9%	75.28
Clarion		59	46.45	77.7%	59.75	59	34.29	50.5%	67.83
Total Upper Midscale		1,307	$54.42	67.4%	$80.75	1,307	$53.25	71.0%	$75.04
Midscale
Quality Inn		171	44.21	56.8%	77.79	171	40.26	56.2%	71.65
Total Midscale		171	$44.21	56.8%	$77.79	171	$40.26	56.2%	$71.65
Economy
Days Inn		642	39.59	69.9%	56.62	642	35.86	66.3%	54.08
Super 8		1,246	40.24	72.0%	55.91	1,246	37.95	72.1%	52.64
Other Economy (1)		201	45.28	57.1%	79.30	201	50.18	69.5%	72.23
Total Economy		2,089	$40.53	69.9%	$57.96	2,089	$38.48	70.1%	$54.93

Total Continuing Operations		3,667	$47.21	68.8%	$68.61	3,667	$45.28	70.0%	$64.66

	(1)	Includes Rodeway Inn and Independent Brands

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The following table presents our RevPAR, ADR and occupancy, by region, for the six months ended June

30, 2015 and 2014, respectively. The comparisons of same store operations (excluding held for sale hotels) are for

46 hotels owned as of January 1, 2014. Same store calculations exclude three properties which are held for sale and included in discontinued operations as well as properties which have been sold.

	Six months ended June 30, 2015				Six months ended June 30, 2014
	Room				Room
Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Mountain	106	$37.50	65.7%	$57.10	106	$39.90	70.1%	$56.90
West North Central	1,060	35.40	64.6%	54.77	1,060	32.15	62.5%	51.45
East North Central	723	43.29	60.6%	71.49	723	42.04	62.0%	67.85
Middle Atlantic	142	41.88	65.8%	63.66	142	40.78	69.2%	58.91
South Atlantic	1,096	48.70	62.1%	78.46	1,096	45.69	61.5%	74.30
East South Central	364	42.55	63.9%	66.57	364	37.45	57.5%	65.11
West South Central	176	20.35	53.4%	38.10	176	20.86	56.0%	37.26
Total Same Store	3,667	$41.23	62.5%	$65.94	3,667	$38.69	61.8%	$62.64

States included in the Regions
Mountain	Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Maryland, North Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Louisiana

Our RevPAR, ADR, and occupancy, by franchise affiliation, for the six months ended June 30, 2015  and

2014, were as follows:

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

		Six months ended June 30, 2015				Six months ended June 30, 2014
		Room				Room
Brand		Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Select Service
Upscale
Hilton Garden Inn		100	$83.78	74.5%	$112.39	100	$73.26	65.7%	$111.58
Total Upscale		100	$83.78	74.5%	$112.39	100	$73.26	65.7%	$111.58
Upper Midscale
Comfort Inn / Suites		1,248	$48.09	62.0%	$77.54	1,248	$45.79	63.4%	$72.25
Clarion		59	40.83	70.3%	58.10	59	31.18	47.0%	66.30
Total Upper Midscale		1,307	$47.77	62.4%	$76.59	1,307	$45.16	62.7%	$72.06
Midscale
Quality Inn		171	34.57	47.5%	72.76	171	31.99	46.8%	68.38
Total Midscale		171	$34.57	47.5%	$72.76	171	$31.99	46.8%	$68.38
Economy
Days Inn		642	33.63	62.6%	53.76	642	30.79	59.4%	51.81
Super 8		1,246	34.53	64.2%	53.77	1,246	31.81	62.6%	50.80
Other Economy (1)		201	45.81	56.2%	81.51	201	49.78	64.9%	76.64
Total Economy		2,089	$35.34	62.9%	$56.15	2,089	$33.22	61.9%	$53.71

Total Continuing Operations		3,667	$41.23	62.5%	$65.94	3,667	$38.69	61.8%	$62.64

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

Item 5. OTHER INFORMATION

On April 13, 2015, the Company entered into an agreement to sell two hotels. The sale of the two non-core hotel properties, a 150 room Comfort Inn and a 200 room Days Inn, both in Alexandria, Virginia, closed on July 13, 2015, and generated net cash proceeds of approximately $10.0 million for the Company after the repayment of the $8.3 million of the associated mortgage debt.

Part II. OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description
10.1

Thirteenth Amendment to Amended and Restated Loan Agreement dated June 5, 2015 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2015).

10.2

Hotel Management Agreement dated June 19, 2015 by and between TRS Leasing, Inc., TRS Subsidiary, LLC and Kinseth Hotel Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2015).

10.3

Hotel Management Agreement dated June 19, 2015 by and between TRS Leasing, Inc., TRS Subsidiary, LLC and Strand Development Company, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2015).

10.4

Hotel Management Agreement dated June 19, 2015 by and between TRS Leasing, Inc., TRS Subsidiary, LLC, SPPR TRS Subsidiary, LLC, BMI Alexandria TRS Subsidiary, LLC, and Hospitality Management Advisors, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 19, 2015).

10.5

Hotel Management Agreement dated June 19, 2015 by and between SPPR-Dowell TRS Subsidiary LLC and Cherry Cove Hospitality Management, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 19, 2015).

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015,  formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

Part II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDOR HOSPITALITY TRUST, INC.

By:	/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

Dated this 13th day of August, 2015

By:	/s/ Corrine L. Scarpello
Corrine L. Scarpello
Chief Financial Officer and Secretary

Dated this 13th day of August, 2015

Condor Hospitality Trust, Inc. and Subsidiaries

Exhibits

Exhibit No.	Description
10.1

Thirteenth Amendment to Amended and Restated Loan Agreement dated June 5, 2015 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2015).

10.2

Hotel Management Agreement dated June 19, 2015 by and between TRS Leasing, Inc., TRS Subsidiary, LLC and Kinseth Hotel Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2015).

10.3

Hotel Management Agreement dated June 19, 2015 by and between TRS Leasing, Inc., TRS Subsidiary, LLC and Strand Development Company, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 19, 2015).

10.4

Hotel Management Agreement dated June 19, 2015 by and between TRS Leasing, Inc., TRS Subsidiary, LLC, SPPR TRS Subsidiary, LLC, BMI Alexandria TRS Subsidiary, LLC, and Hospitality Management Advisors, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 19, 2015).

10.5

Hotel Management Agreement dated June 19, 2015 by and between SPPR-Dowell TRS Subsidiary LLC and Cherry Cove Hospitality Management, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 19, 2015).

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.