Form 10-Q
period 2015-09-30
CONDOR HOSPITALITY TRUST, INC.
filed 2015-11-13
CIK 929545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission file number: 001-34087
CONDOR HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	52-1889548 (IRS Employer Identification Number)
1800 W. Pasewalk Ave. Ste. 200, Norfolk, NE 68701 (Address of principal executive offices) Telephone number: (402) 371-2520 (Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒    NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).YES ☐    NO ☒

As of October 30, 2015 there were 4,937,050 shares of common stock, par value $.01 per share, outstanding.

CONDOR HOSPITALITY TRUST, INC. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONDOR HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share and share data)

	As of
	September 30,	December 31,
	2015	2014
	(unaudited)

ASSETS
Investments in hotel properties	$129,038	$132,600
Less accumulated depreciation	50,808	51,632
	78,230	80,968
Cash and cash equivalents	14,923	173
Accounts receivable, net of allowance for doubtful accounts of $9 and $25	1,263	1,190
Prepaid expenses and other assets	4,793	4,262
Deferred financing costs, net	1,438	1,637
Investment in hotel properties, held for sale, net	21,076	58,214
	$121,723	$146,444
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$7,448	$6,666
Derivative liabilities, at fair value	12,329	20,337
Debt related to hotel properties held for sale	10,339	36,034
Long-term debt	54,800	56,653
	84,916	119,690
Redeemable preferred stock
10% Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $8,312	7,662	7,662
EQUITY
Shareholders' equity
Preferred stock, 40,000,000 shares authorized;
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $8,033	8	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000 shares outstanding, liquidation preference of $30,000	30	30
Common stock, $.01 par value, 200,000,000 shares authorized; 4,932,222 and 4,692,965 shares outstanding	49	47
Additional paid-in capital	138,446	137,900
Accumulated deficit	(110,199)	(118,983)
Total shareholders' equity	28,334	19,002
Noncontrolling interest
Noncontrolling interest in consolidated partnership, redemption value $1,307 and $25	811	90
Total equity	29,145	19,092
COMMITMENTS AND CONTINGENCIES
	$121,723	$146,444

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

CONDOR HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited - in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES
Room rentals and other hotel services	$15,556	$16,902	$44,266	$44,251
EXPENSES
Hotel and property operations	10,774	12,009	32,099	32,933
Depreciation and amortization	1,099	1,624	3,836	4,844
General and administrative	1,451	912	4,183	2,989
Acquisition expense	177	0	194	0
Terminated equity transactions	180	11	180	76
	13,681	14,556	40,492	40,842
EARNINGS BEFORE NET GAIN ON DISPOSITIONS OF ASSETS, OTHER INCOME, INTEREST EXPENSE AND INCOME TAXES	1,875	2,346	3,774	3,409
Gain on dispositions of assets	2,928	63	2,806	36
Unrealized derivative gain (loss)	7,895	(4,615)	8,008	(14,218)
Other income	(4)	(12)	122	113
Interest expense	(1,118)	(1,774)	(4,135)	(5,321)
Loss on debt extinguishment	(104)	(37)	(111)	(141)
Impairment (loss) recovery	313	0	(3,517)	119
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11,785	(4,029)	6,947	(16,003)
Income tax expense	0	0	0	0
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	11,785	(4,029)	6,947	(16,003)
Gain from discontinued operations, net of tax	169	1,628	2,558	2,639
NET EARNINGS (LOSS)	11,954	(2,401)	9,505	(13,364)
Loss (earnings) attributable to noncontrolling interest	(724)	3	(721)	19
NET EARNINGS (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	11,230	(2,398)	8,784	(13,345)
Preferred stock dividends - undeclared	(914)	(868)	(2,707)	(2,572)
NET EARNINGS (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$10,316	$(3,266)	$6,077	$(15,917)
NET EARNINGS (LOSS) PER COMMON SHARE- BASIC AND DILUTED
EPS from continuing operations - basic and diluted	$2.06	$(1.04)	$0.78	$(5.11)
EPS from discontinued operations - basic and diluted	$0.03	$0.35	$0.47	$0.73
EPS Basic - Total	$2.09	$(0.69)	$1.25	$(4.38)
EPS Diluted - Total	$0.13	$(0.69)	$(0.02)	$(4.38)
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS
Earnings (loss) from continuing operations, net of tax	$10,158	$(4,894)	$3,790	$(18,556)
Gain from discontinued operations, net of tax	158	1,628	2,287	2,639
Net earnings (loss) attributable to common shareholders	$10,316	$(3,266)	$6,077	$(15,917)

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

CONDOR HOSPITALITY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited - in thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$9,505	$(13,364)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	3,836	4,956
Amortization of deferred financing costs	600	1,096
Amortization of debt discount	0	38
Gain on dispositions of assets	(4,466)	(2,776)
Stock-based compensation expense	202	25
Provision for impairment loss	3,397	1,398
Unrealized (gain) loss on derivative instruments	(8,008)	14,218
Gain on debt conversion	0	(88)
Amortization of warrant issuance cost	43	43
Changes in operating assets and liabilities:
(Increase) decrease in assets	16	(2,885)
Increase in liabilities	887	2,677
Net cash provided by operating activities	6,012	5,338
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to hotel properties	(3,118)	(2,183)
Deposits on the acquisition of hotel properties	(370)	0
Proceeds from sale of hotel assets	39,797	15,982
Proceeds from insurance	31	0
Net cash provided by investing activities	36,340	13,799
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(401)	(486)
Principal payments on long-term debt	(30,854)	(17,417)
Proceeds from long term debt	8,300	0
Payments on revolving debt	(30,796)	(23,072)
Proceeds from revolving debt	25,803	21,650
Proceeds from common stock issued	346	860
Common stock issuance costs	0	(218)
Net cash used in financing activities	(27,602)	(18,683)
Increase in cash and cash equivalents	14,750	454
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	173	45
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,923	$499
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$3,941	$5,557

SCHEDULE OF NONCASH FINANCING ACTIVITIES
Dividends declared common units	$0	$113
Unamortized debt discount	$0	$(151)
Convertible loan embedded derivative	$0	$(2,000)
Debt converted to common stock	$0	$1,950

See accompanying notes to consolidated financial statements.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

General

Condor Hospitality Trust, Inc., formerly Supertel Hospitality, Inc., was incorporated in Virginia on August 23, 1994.  We reincorporated in Maryland on November 19, 2014. We are a self-administered real estate investment trust (REIT) for federal income tax purposes. References to “Company” “we”, “our”, and “us”, herein refer to Condor Hospitality Trust, Inc., including as the context requires, its direct and indirect subsidiaries.

The Company, through its wholly owned subsidiaries, Supertel Hospitality REIT Trust and E&P REIT Trust owns a controlling interest in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P LP”). The Company owns 45 properties as follows:

•

All of the Company’s interests in 38 properties with the exception of furniture, fixtures and equipment on 34 properties held by TRS Leasing, Inc. and its subsidiaries are held directly or indirectly by E&P LP, SLP or Solomon’s Beacon Inn Limited Partnership (SBILP) (collectively, the “Partnerships”).

•	The Company’s interests in seven properties are held directly by either SPPR-Hotels, LLC (SHLLC), SPPR-South Bend, LLC (SSBLLC), or SPPR-Dowell, LLC (SDLLC).

The Company, through Supertel Hospitality REIT Trust, is the sole general partner in SLP and at September 30, 2015, owned approximately 93% of the partnership interests in SLP.  SLP is the general partner in SBILP.  At September 30, 2015,  SLP and the Company owned 99% and 1% interests in SBILP, respectively, and the Company owned 100% of Supertel Hospitality Management, Inc, SPPR Holdings, Inc. (SPPRHI), and SPPR-Dowell Holdings, Inc. (SDHI). SLP and SPPRHI owned 99% and 1% of SHLLC, respectively, SLP owned 100% of SSBLLC and SLP and SDHI owned 99% and 1% of SDLLC, respectively.

As of September 30, 2015, the Company owned 45 limited service hotels,  42 of which are included in continuing operations.  All of the hotels are leased to our wholly owned taxable REIT subsidiary, TRS Leasing, Inc. (“TRS”), and its wholly owned subsidiaries (collectively “TRS Lessee”), and are managed by eligible independent contractors: Hospitality Management Advisors, Inc. (“HMA”), Strand Development Company, LLC (“Strand”), Kinseth Hotel Corporation (“Kinseth”) and Cherry Cove Hospitality Management, LLC (“Cherry Cove”).

HMA manages 11 Company hotels in Louisiana, Kentucky, Indiana, and Florida.  Strand manages the Company’s three economy extended-stay hotels in Georgia and South Carolina as well as 12 additional Company hotels located in Maryland, North Carolina, Pennsylvania, Tennessee, Virginia, and West Virginia.  Kinseth manages 18 Company hotels in seven states primarily in the Midwest. Cherry Cove manages one Company hotel in Maryland.  Each of the management agreements expired on June 30, 2015 and the new agreements were effective on July 1, 2015 under the new terms described below.  The management agreements renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.

During the second quarter of 2015, the Company negotiated new agreements with the existing management companies. Beginning July 1, 2015, each of HMA, Strand, Kinseth, and Cherry Cove receives a monthly management fee, with respect to the hotels they manage, equal to 3.0% of gross hotel revenue. Incentive fees may be earned for performance above budgeted expectations up to a maximum payout of 2.0% of gross hotel revenue.

The monthly management fee under the prior agreements was 3.5% of gross hotel revenue and 2.25% of hotel net operating income (“NOI”). NOI is equal to gross hotel revenue less operating expenses (exclusive of management fees, certain insurance premiums and employee bonuses, and personal and real property taxes).

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

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

Consolidated Financial Statements

The Company has prepared the condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine months ended September 30,  2015 and 2014 without audit, in conformity with U. S. generally accepted accounting principles (GAAP).  In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows for all periods presented.  Balance sheet data as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

Certain immaterial reclassifications have been made from prior year to conform to current presentation.

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

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

currently evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

Derivative Liabilities

	September 30,	December 31,
	2015	2014
Series C preferred embedded derivative	$8,992	$13,804
Warrant derivative	3,337	6,533
Derivative liabilities, at fair value	$12,329	$20,337

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

The amendment to the Company’s articles of incorporation, setting forth the terms of the Series C convertible preferred stock, the host instrument, includes an antidilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $8.00 per share. Accordingly, we bifurcated the embedded conversion feature which is shown as a derivative liability recorded at fair value on the accompanying consolidated balance sheets as of September  30, 2015 and December 31, 2014. As a result of a subscription rights offering by the Company which concluded on June 6, 2014, the conversion price of the Series C convertible stock, pursuant to its terms, was adjusted to $1.60, the exercise price of the subscription rights for a share of common stock. The antidilution provision continues to be in effect, and treatment of the embedded conversion feature as a derivative liability remains unchanged.

The agreement setting forth the terms of the common stock warrants issued to the holders of the Series C convertible preferred stock also includes an antidilution provision that requires a reduction in the warrants’ exercise price of $9.60 should the conversion ratio of the Series C convertible preferred stock be adjusted due to antidilution provisions.    Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the accompanying consolidated balance sheets as of September 30,  2015 and December 31, 2014. As a result of a subscription rights offering by the Company which concluded on June 6, 2014, the exercise price of the warrants for a share of common stock was adjusted to $1.92,  equal to 120% of the adjusted conversion price of the Series C convertible preferred stock. The antidilution provision remains in effect, and treatment of the warrants as a derivative liability remains unchanged.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are utilized to determine the value of certain liabilities, to perform impairment assessments, and for disclosure purposes.  In February 2012, the Company issued financial instruments with features that were determined to be derivative liabilities, and as a result must be measured at fair value on a recurring basis under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820-10 Fair Value Measurements and Disclosures – Overall.  In addition we apply the fair value provisions of ASC 820-10-35 Fair Value Measurements and Disclosures – Overall – Subsequent Measurement, for our nonfinancial assets, which include our held for sale hotels, and the disclosure of the fair value of our debt.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

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

Nonfinancial assets

Nonfinancial asset fair value measurements are discussed below in the note “Impairment.”

Financial instruments

As of September 30, 2015 and December 31, 2014, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	Fair Value at
	September 30, 2015	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$8,992	$0	$0	$8,992
Warrant derivative	3,337	0	0	3,337
Derivative liabilities, at fair value	$12,329	$0	$0	$12,329

	Fair Value at
	December 31, 2014	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$13,804	$0	$0	$13,804
Warrant derivative	6,533	0	0	6,533
Derivative liabilities, at fair value	$20,337	$0	$0	$20,337

There were no transfers between levels during the nine months ended September 30, 2015 and the twelve months ended December 31, 2014.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized (gains) losses recorded in the Consolidated Statement of Operations in unrealized derivative gain  (loss) for each of the three and nine months ending September 30, 2015 and 2014 (in thousands)

	Three months ended			Three months ended
	September 30, 2015			September 30, 2014
	Series C			Series C
	preferred			preferred
	embedded	Warrant		embedded	Warrant
	derivative	derivative	Total	derivative	derivative	Total
Fair value, beginning of period	$14,209	$6,015	$20,224	$10,297	$5,213	$15,510
Net unrealized (gains) losses on derivatives	(5,217)	(2,678)	(7,895)	3,277	1,338	4,615
Purchases and issuances	0	0	0	0	0	0
Sales and settlements, included in derivative gain (loss)	0	0	0	0	0	0
Gross transfers in	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0
Fair value, end of period	$8,992	$3,337	$12,329	$13,574	$6,551	$20,125
Changes in realized losses, included in income on instruments held at end of period	$0	$0	$0	$0	$0	$0
Changes in unrealized (gains) losses, included in income on instruments held at end of period	$(5,217)	$(2,678)	$(7,895)	$3,277	$1,338	$4,615

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Nine months ended				Nine months ended
	September 30, 2015				September 30, 2014
	Series C		Convertible		Series C		Convertible
	preferred		loan		preferred		loan
	embedded	Warrant	embedded		embedded	Warrant	embedded
	derivative	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value, beginning of period	$13,804	$6,533	$0	$20,337	$3,761	$2,146	$0	$5,907
Net unrealized (gains) losses on derivatives	(4,812)	(3,196)	0	(8,008)	9,813	4,405	0	14,218
Purchases and issuances	0	0	0	0	0	0	151	151
Sales and settlements, included in derivative gain (loss)	0	0	0	0	0	0	(151)	(151)
Gross transfers in	0	0	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0	0	0
Fair value, end of period	$8,992	$3,337	$0	$12,329	$13,574	$6,551	$0	$20,125
Changes in realized (gains) losses, included in income on instruments held at end of period	$0	$0	$0	$0	$0	$0	$0	$0
Changes in unrealized (gains) losses, included in income on instruments held at end of period	$(4,812)	$(3,196)	$0	$(8,008)	$9,813	$4,405	$0	$14,218

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the hierarchy. The carrying value and estimated fair value of the Company’s debt as of September 30, 2015 and December 31, 2014 are presented in the table below (in thousands):

	Carrying value		Estimated fair value
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
Held for use	$54,800	$56,653	$56,173	$56,580
Held for sale	10,339	36,034	10,626	35,758
Total	$65,139	$92,687	$66,799	$92,338

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

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

For hotel properties that have been classified as held for sale or as discontinued operations for periods prior to adoption of ASU 2014-08, the Company will continue to present the operating results as discontinued operations, and all other hotel properties will be included in continuing operations, in the statements of operations for all applicable periods presented.

At June 30, 2015, the Company had eighteen hotels identified as held for sale. During the three months ended September 30, 2015, four of those hotels were sold. Due to changes in market conditions, two hotels were reclassified from held for sale to held for use. A total of twelve hotels are held for sale as of September 30, 2015.

Sold Hotels - Continuing Operations

On March 19, 2015 the Company closed on the sale of a Sleep Inn in Omaha, Nebraska, to an unaffiliated buyer for a gross sales price of $2.9 million, with no gain on the sale and reduction of the Company’s mortgage debt of $2.5 million.

On July 1, 2015, the Company closed on the sale of a Days Inn in Ashland, Kentucky, to an unaffiliated buyer for a gross sales price of $2.2 million, with a gain of $0.7 million and reduction of the Company’s mortgage debt of $1.3 million.

On July 13, 2015, the Company closed on the sale of two hotels in Alexandria, Virginia, to an unaffiliated buyer for a combined gross sales price of $19.0 million. Partial net proceeds of $8.3 million were applied to the associated debt with Frontier Bank. These hotels represent a significant disposition; therefore, their operating results are disclosed.

The Alexandria Comfort Inn and Days Inn hotels had net earnings of $0.8 million and $(0.8) million for the three months ended September 30, 2015 and $(0.2) million and $(0.1) million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, net earnings for the Comfort Inn and Days Inn were $1.1 million and $(2.0) million, respectively. For the same period of 2014, the Comfort Inn and Days Inn had net earnings of $(0.3) million and $(0.2) million, respectively.  The Days Inn net earnings for the nine months ended September 30, 2015 include impairment expense of $1.0 million, of which $0.9 million was recognized as of March 31, 2015 upon the hotel’s classification as held for sale. Earnings attributable to noncontrolling interest from the two hotels for the three months ended September 30, 2015 and 2014 were approximately $(5,000) and $0, respectively. Earnings attributable to noncontrolling interest for the nine months ending September 30, 2015 and 2014 were approximately $100,000 and $1,000, respectively.

On August 28, 2015, the Company sold a Super 8 in Manhattan, Kansas, to an unaffiliated buyer for gross sale proceeds of $3.2 million. Partial proceeds of $2.4 million were applied to the revolving credit facility with Great Western Bank, reducing the outstanding revolver balance by $2.4 million, and the revolver limit from $11.2 million to $8.8 million.

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

Sold Hotels - Discontinued Operations

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

On April 1, 2015, the Company closed on the sale of two Savannah Suites hotels to an unaffiliated buyer. The hotel in Chamblee, Georgia sold for $4.4 million, and the hotel in Augusta, Georgia sold for $3.4 million, with no gain on either sale. Partial proceeds of $4.1 million were applied to the associated debt with GE.

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

Hotels Held For Sale

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

Assets held for sale consisted of the following as of September 30, 2015 and December 31, 2014:

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	September 30, 2015			December 31, 2014
	Continuing operations (9 hotels)	Discontinued operations (3 hotels)	Total held for sale	Continuing operations (14 hotels)	Discontinued operations (9 hotels)	Total held for sale
Land	$2,608	$1,009	$3,617	$8,611	$3,791	$12,402
Acquired below market lease intangibles	0	883	883	0	883	883
Buildings, improvements, vehicles	16,554	5,327	21,881	40,002	15,918	55,920
Furniture and Equipment	5,534	1,108	6,642	9,310	3,182	12,492
Construction-in-progress	0	0	0	289	(1)	288
Assets held for sale	$24,696	$8,327	$33,023	$58,212	$23,773	$81,985
Accumulated depreciation	(10,821)	(1,126)	(11,947)	(18,684)	(5,087)	(23,771)
Investment in hotel properties, net	$13,875	$7,201	$21,076	$39,528	$18,686	$58,214

The following table sets forth the components of discontinued operations for the three and nine months ended September 30, 2015 and 2014. The table includes the results of operations for hotels sold and classified in discontinued operations in 2014 and the first three quarters of 2015 (which were classified as held for sale prior to September 30, 2015).

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$865	$3,664	$3,580	$12,651
Hotel and property operations expenses	(643)	(2,841)	(2,551)	(9,944)
Interest expense	(51)	(259)	(251)	(1,059)
Loss on debt extinguishment	0	(120)	0	(120)
Depreciation expense	0	0	0	(112)
Net gain (loss) on disposition of assets	(2)	2,105	1,660	2,740
Impairment (loss) recovery	0	(921)	120	(1,517)
Gain from discontinued operations, net of tax	$169	$1,628	$2,558	$2,639
Earnings attributable to noncontrolling interest	(11)	0	(271)	0
Net earnings attributable to controlling interests	$158	$1,628	$2,287	$2,639

Capital expenditures	$22	$132	$65	$391

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of dilutive potential common shares outstanding during the period, if any. The effects include adjustments to the numerator for any change in fair market value of

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

derivative liabilities (related to the Series C convertible preferred stock and warrants, and the convertible loan) during the period the convertible securities are dilutive. The computation of basic and diluted earnings per common share is presented below:

	Three months ended		Nine months ended
(dollars in thousands, except per share data)	September 30,		September 30,
	2015	2014	2015	2014
Basic and Diluted Earnings per Share
Calculation: *
Numerator: basic
Net earnings (loss) attributable to common shareholders:
Continuing operations	$10,158	$(4,894)	$3,790	$(18,556)
Discontinued operations	158	1,628	2,287	2,639
Net earnings (loss) attributable to common shareholders - total basic	$10,316	$(3,266)	$6,077	$(15,917)
Numerator: diluted
Net earnings (loss) attributable to common shareholders:
Continuing operations	$10,158	$(4,894)	$3,790	$(18,556)
Preferred stock dividend	522	0	1,543	0
Preferred stock derivative liability change in fair market value	(5,217)	0	(4,812)	0
Warrant derivative liability change in fair market value	(2,678)	0	(3,196)	0
Total continuing operations	2,785	(4,894)	(2,675)	(18,556)
Discontinued operations	158	1,628	2,287	2,639
Net earnings (loss) attributable to common shareholders - total diluted	$2,943	$(3,266)	$(388)	$(15,917)
Weighted average number of common shares - basic	4,927,503	4,685,815	4,868,610	3,629,588
Restricted stock	714	0	648	0
Preferred stock	18,750,000	0	18,750,000	0
Warrants - employees	5,745	0	5,745	0
Warrants	(361,115)	0	(78,272)	0
Weighted average number of common shares - diluted	23,322,847	4,685,815	23,546,731	3,629,588
Basic and Diluted Earnings
Per Common Share:
Net earnings (loss) attributable to common shareholders
per weighted average common share:
Continuing operations - basic	$2.06	$(1.04)	$0.78	$(5.11)
Discontinued operations - basic	0.03	0.35	0.47	0.73
Total - Basic EPS	$2.09	$(0.69)	$1.25	$(4.38)
Continuing operations - diluted	$0.12	$(1.04)	$(0.11)	$(5.11)
Discontinued operations - diluted	0.01	0.35	0.09	0.73
Total - Diluted EPS	$0.13	$(0.69)	$(0.02)	$(4.38)

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

* The loss (earnings) attributable to noncontrolling interest is allocated between continuing and discontinued operations for the purpose of the EPS calculation.

Potentially dilutive common shares, if any, have been excluded from the denominator if they are antidilutive to net earnings (loss) attributable to common shareholders. The number of weighted average shares of common stock for the three and nine months ended September 30, 2015 is significantly higher than the outstanding shares at September 30, 2014 due to the issuance of common stock from the rights offering during the last month of the second quarter of 2014.

The following table summarizes the weighted average of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Outstanding stock options	5,625	17,563	5,625	17,563
Unvested stock awards outstanding	329	566	395	7,175
Warrants - employees	430,000	0	335,147	0
Common operating units *	12,126	12,126	12,126	12,126
LTIP units *	657,894	0	513,302	0
Warrants	3,750,000	3,750,000	3,750,000	3,750,000
Series C preferred stock	0	18,750,000	0	9,903,846
Convertible debt	0	0	0	737,179
Total potentially dilutive securities excluded from the denominator	4,855,974	22,530,255	4,616,595	14,427,889

* Long Term Incentive Plan (LTIP) and common operating units of SLP have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.

Debt Financing

A summary of the Company’s long term debt as of September 30, 2015 is as follows (dollars in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

		Interest
Fixed Rate Debt	Balance	Rate	Maturity

Lender
GE Capital Franchise Finance LLC	$2,163	7.17%	12/2015
Citigroup Global Markets Realty Corp	11,544	5.97%	11/2015
GE Capital Franchise Finance LLC	3,913	4.75%	2/2018
GE Capital Franchise Finance LLC	10,951	7.17%	2/2017
Cantor	5,855	4.25%	11/2017
Morgan Stanley	27,821	5.83%	12/2017
Total fixed rate debt	$62,247

Variable Rate Debt
Great Western Bank	$2,892	4.25%	6/2018
Total variable rate debt	$2,892

Total Debt	$65,139

Less: Debt related to hotel properties held for sale	10,339

Total long-term debt	$54,800

On January 15, 2015, the Company sold a Super 8 in West Plains, Missouri (49 rooms) for gross sale proceeds of $1.5 million. Net proceeds were used to pay off the associated loan with Great Western Bank.

On January 29, 2015, the Company sold a Super 8 in Green Bay, Wisconsin (83 rooms) for gross sale proceeds of $2.2 million. Net proceeds were used to pay off the associated debt with GE.

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

On April 1, 2015, the Company sold a Savannah Suites in Chamblee, Georgia (120 rooms) for gross sale proceeds of $4.4 million, and a Savannah Suites in Augusta, Georgia (172 rooms) for gross sale proceeds of $3.4 million. Partial proceeds of $4.1 million were applied to the associated debt with GE.

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

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

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

On July 1, 2015, the Company closed on the sale of a Days Inn in Ashland, Kentucky (63 rooms) for a gross sales price of $2.2 million. Partial proceeds of $1.3 million were applied to the associated debt with GE.

On July 13, 2015, the Company closed on the sale of two hotels in Alexandria, Virginia with a combined gross sales price of $19.0 million. Partial net proceeds of $8.3 million were applied to the associated debt with Frontier Bank.

On August 28, 2015, the Company sold a Super 8 in Manhattan, Kansas (85 rooms) for gross sale proceeds of $3.2 million. Partial proceeds of $2.4 million were applied to the revolving credit facility with Great Western Bank, reducing the outstanding revolver balance by $2.4 million and the revolver limit from $11.2 million to $8.8 million.

At September 30, 2015, the Company had long-term debt of $54.8 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 1.6 years and a weighted average interest rate of 5.9%. The weighted average fixed rate was 6.0%.  The weighted average variable rate was 4.25%.  Debt is classified as held for use if the properties collateralizing it are not held for sale. Debt is classified as held for sale if the properties collateralizing it are held for sale. Debt associated with assets held for sale is classified in the table below as due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year. Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2015 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

	Held for sale	Held for use	Total
Remainder of 2015	$10,339	$10,476	$20,815
2016	0	1,824	1,824
2017	0	42,256	42,256
2018	0	244	244
2019	0	0	0
Thereafter	0	0	0
	$10,339	$54,800	$65,139

At September 30, 2015, the Company had $20.8 million of principal due in 2015. Of this amount, $14.1 million of principal is due in 2015 pursuant to the notes and mortgages evidencing such debt. The remaining $6.7 million is associated with loans on assets held for sale and is not contractually due in 2015 unless the related assets are sold. The maturities comprising the $14.1 million consist of:

•	a $2.2 million balance on a mortgage loan with GE Capital Franchise Finance LLC (“GE”);
•	an $11.5 million balance on a mortgage loan with Citigroup Global Markets Realty Corp.; and

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

•	approximately $0.4 million of principal amortization on mortgage loans.

All of the GE loans are cross collateralized and the ten assets securing the loans outstanding at September 30, 2015 are treated as a pool.  As of September 30, 2015, the Company had five GE hotel assets classified as held for sale. The required principal payment upon the sale of these five hotels is approximately $8.3 million.  Upon sale the Company believes the net proceeds from the sale of these hotels will be sufficient to satisfy the debt with GE maturing in 2015.  In October of 2015, after the close of the third quarter of 2015, the Company sold one of the GE encumbered assets that was held for sale and $1.1 million of the sales proceeds were applied to the balance of the $2.2 million loan, reducing the loan to $1.1 million.  If the remaining hotels are not sold, the Company will attempt to refinance the debt with GE.

On October 26, 2015, the Company refinanced its mortgage loan with Citigroup Global Markets Realty Corp. with a new $10.0 million mortgage loan from The Huntington National Bank.  The new loan has a five year term, a 25 year amortization schedule and an interest rate fixed at 4.13%.  The new loan is non-recourse and secured by four hotels located in Indiana.

We are required to comply with certain financial covenants for some of our lenders.  As of September 30,  2015, we were in compliance with our financial covenants.  As a result, we are not in default of any of our loans.

Stock-Based Compensation

Non Vested Share Awards

On July 15, 2013, the Company granted share awards and stock options to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The share awards total 3,125 authorized but previously unissued shares of the Company’s common stock with a grant date price of $7.28. The shares vest based on continued employment of the executive, and the restrictions lapse in 33.3% increments on each of the first, second and third anniversaries of issuance. There were 1,041 and 2,084 unvested awards as of September 30, 2015 and 2014, respectively. The stock options entitle the executive to purchase 3,125 authorized but previously unissued shares of the Company’s common stock at an exercise price of $8.08 per share. The stock options have a four-year term and vest in equal one-third increments on each of the first, second and third anniversaries of issuance provided that the executive is employed by the Company on each such vesting date. The stock options and share awards will become fully vested in the event of a change of control of the company or upon the executive’s death or disability.

On March 2, 2015, the Company granted a warrant to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The warrant entitles the executive to purchase a total of 657,894 authorized but previously unissued shares of the Company’s common stock with a grant date price at (i) $1.52 per share (the adjusted closing bid price of the common stock on NASDAQ on March 2, 2015) if at least one-third but not more than one-half of the shares are purchased on or prior to March 17, 2015, and (ii) $1.92 per share for shares purchased after. The warrant has a three-year term. The executive officer exercised the warrant in part to purchase 227,894 shares on March 11, 2015 at the price of $1.52 per share. The warrant remains exercisable for 430,000 shares at an exercise price of $1.92 per share. As of September 30, 2015, the total unrecognized compensation cost related to the warrants awarded on March 2, 2015 was approximately $239,000, which is expected to be recognized over the next 29 months.

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

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

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

As of September 30, 2015, the total unrecognized compensation cost related to the LTIP Units was $412,000, which is expected to be recognized over the next 29 months.

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

Investment Committee Share Compensation

The independent directors serving as members of the Investment Committee receive their monthly Investment Committee fees in the form of shares of the Company’s common stock issued quarterly under the 2006 Stock Plan, priced as the average of the closing price of the stock for the first 20 trading days for the calendar year.  The number of shares issued to the committee members for the three months ended September 30, 2015 and 2014 were 4,828 and 2,988, respectively, and 11,766 and 6,723 shares were issued for the nine months ended September 30, 2015 and 2014, respectively.

Share-Based Compensation Expense

The expense recognized in the condensed consolidated financial statements for the three months ended September 30, 2015 and 2014 for share-based compensation related to employees and directors was approximately

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

$80,000 and $6,000, respectively. The expense recognized for the nine months ended September 30, 2015 and 2014 was approximately $202,000 and $25,000, respectively.

Impairment

Held for use

In accordance with FASB ASC 360-10-35 Property Plant and Equipment – Overall – Subsequent Measurement, the Company analyzes its assets for impairment when events or circumstances occur that indicate the carrying amount may not be recoverable. As part of this process, the Company utilizes a two-step analysis to determine whether a trigger event (within the meaning of ASC 360-10-35) has occurred with respect to cash flow of, or a significant adverse change in business climate for, its hotel properties. Quarterly and annually the Company reviews all of its held for use hotels to determine any property whose cash flow or operating performance significantly underperformed from budget or prior year, which the Company has set as a shortfall against budget or prior year of 15% or greater.

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

During the three and nine months ended September 30, 2015 no trigger events as described in ASC 360-10-35 occurred for any of our held for use hotels. The Company did record $0.1 million of recovery of previously recorded impairment loss on one hotel that was moved from held for sale to held for use at the end of the first quarter of 2014. Additionally, negligible recovery of previously recorded impairment loss was recorded on one hotel reclassified as held for use at the end of the third quarter of 2015.

Held for sale

Level 3 inputs were used to determine impairment losses on properties held for sale. At September 30, 2015, there were 12 hotel properties that met the criteria for classification as held for sale. In accordance with ASU 2014-08 Presentation of Financial Statements and Property, Plant and Equipment Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, in the Consolidated Statements of Operations, nine of the held for sale hotels are reflected in continuing operations and three of the hotels are reflected in discontinued operations. The amount of impairment and recovery of previously recorded impairment recorded in the quarters ended September 30, 2015 and 2014 on properties classified as held for sale and sold is shown in the table below (in thousands):

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three months ended September 30,		Three months ended September 30,
	2015		2014
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for use hotels:
Impairment loss	0	$0	0	$0
Recovery of impairment	1	6	0	0
Subtotal Held for use hotels	1	$6	0	$0
Held for sale hotels:
Impairment loss	1	$(5)	0	$0
Recovery of impairment	1	23	0	0
Subtotal Held for sale hotels	2	$18	0	$0
Sold hotels:
Impairment loss	0	0	0	0
Recovery of impairment	1	289	0	0
Subtotal Sold hotels	1	$289	0	$0
Net impairment loss reported in continuing operations	4	$313	0	$0

Discontinued Operations:
Held for sale hotels:
Impairment loss	0	$0	0	$0
Recovery of impairment	0	0	0	0
Subtotal Held for sale hotels	0	$0	0	$0
Sold hotels:
Impairment loss	0	0	6	(960)
Recovery of impairment	0	0	2	39
Subtotal Sold hotels	0	$0	8	$(921)
Net impairment loss reported in discontinued operations	0	$0	8	$(921)

Total net impairment:	4	$313	8	$(921)

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Nine months ended September 30,		Nine months ended September 30,
	2015		2014
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for use hotels:
Impairment loss	1	$(1,536)	0	$0
Recovery of impairment	0	0	1	119
Subtotal Held for use hotels	1	$(1,536)	1	$119
Held for sale hotels:
Impairment loss	3	$(1,046)	0	$0
Recovery of impairment	0	0	0	0
Subtotal Held for sale hotels	3	$(1,046)	0	$0
Sold hotels:
Impairment loss	1	(1,020)	0	0
Recovery of impairment	1	85	0	0
Subtotal Sold hotels	2	$(935)	0	$0
Net impairment loss reported in continuing operations	6	$(3,517)	1	$119

Discontinued Operations:
Held for sale hotels:
Impairment loss	0	$0	0	$0
Recovery of impairment	0	0	0	0
Subtotal Held for sale hotels	0	$0	0	$0
Sold hotels:
Impairment loss	1	(117)	9	(2,295)
Recovery of impairment	3	237	4	778
Subtotal Sold hotels	4	$120	13	$(1,517)
Net impairment loss reported in discontinued operations	4	$120	13	$(1,517)

Total net impairment:	10	$(3,397)	14	$(1,398)

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

Income Taxes

We have provided a full valuation allowance against our deferred tax asset at September  30, 2015 and 2014, that results in no net deferred tax asset at September 30, 2015 and 2014 due to the uncertainty of realization

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

(because of historical operating losses). The TRS Lessee has estimated its income tax benefit using a combined federal and state rate of approximately 38%.  The TRS net operating loss carryforward from September 30, 2015 as determined for federal income tax purposes was approximately $18.0 million. The availability of such loss carryforward will expire in 2022 through 2034.

The Company is completing an evaluation of the impact of its subscription rights offering on its ability to fully utilize all of the net operating loss carryforwards. The Company believes the results of this analysis will likely indicate that a change in control event (as defined for tax purposes) occurred, and the Company will be limited in the use of its net operating loss carryforwards.

Noncontrolling Interest of Common Units in SLP

Noncontrolling interest in SLP represents the common units’ (“common units”) proportionate share of the equity in the operating partnership. The common units represent both the common operating units and the LTIP units. As of September 30, 2015 and 2014, the limited partners of SLP held 97,008 common operating units, representing approximately 0.1%  of the partnership interest in SLP. In March 2015, the Company issued 5,263,152 of LTIP Units, which represent approximately 7.0% of the partnership interest in SLP.

Equity Reconciliation of Parent and Noncontrolling Interest

(dollars in thousands)

Common
noncontrolling
interest
Balance at December 31, 2014	$90
Earnings attributable to noncontrolling interest	721
Balance at September 30, 2015	$811

(dollars in thousands)
	Series A preferred stock par value	Series C convertible stock par value	Common stock par value	Additional paid-in capital	Accumulated deficit	Net shareholders' equity	Noncontrolling interest in consolidated partnerships	Total equity
Balance at December 31, 2014	$8	$30	$47	$137,900	$(118,983)	$19,002	$90	$19,092
Stock-based compensation	0	0	0	202	0	202	0	202
Issuance of common stock	0	0	2	344	0	346	0	346
Net earnings	0	0	0	0	8,784	8,784	721	9,505
Balance at September 30, 2015	$8	$30	$49	$138,446	$(110,199)	$28,334	$811	$29,145

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

Subscription Rights Offering

The Company concluded a subscription rights offering on June 6, 2014.  Each subscription right entitled its holder to purchase one share of common stock of the Company for $1.60 per share.  Subscription rights to purchase 1,787,204 shares of common stock were exercised for $2,859,526, of which $2,000,000 was paid by conversion of a loan owed by the Company to Real Estate Strategies, L.P. (“RES”).  The Company incurred issuance costs of $217,852.

Series B Redeemable Preferred Stock

At September 30, 2015 there were 332,500 shares of 10.0% Series B preferred stock outstanding. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

Dividends on the Series B preferred stock are cumulative and are payable quarterly in arrears on each March 31, June 30, September 30 and December 31, or, if not a business day, the next succeeding business day, at the annual rate of 10.0% of the $25.00 liquidation preference per share, equivalent to a fixed annual amount of $2.50 per share.  Dividends on the Series B preferred stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared and whether or not such dividends are prohibited by agreement. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series B preferred stock to preserve capital and improve liquidity. Accumulated but unpaid dividends on the Series B preferred stock will not bear interest. Accumulated but unpaid dividends are $1.7 million or  $5.00 per share as of September 30, 2015. These dividends are not reflected as an obligation on the balance sheet.  Holders of the Series B preferred stock generally have no voting rights. However, if the dividends on the Series B preferred stock are in arrears for six or more quarterly periods (whether or not consecutive), holders of the Series B preferred stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, will be entitled to elect two directors. Until all such dividend arrearages and dividends for the then current period have been paid, at each annual meeting the holders of Series A preferred stock and Series B preferred stock, voting as one group, will be entitled to elect two directors to serve until the next annual meeting, The terms of the directors will earlier terminate within twelve months after all dividend arrearages have been paid. At the Company’s annual meeting on June 10, 2015, holders of Series A preferred stock and Series B preferred stock, voting as one class, elected two directors.

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

The Series B preferred stock was not redeemable prior to June 3, 2013, except in certain limited circumstances relating to the maintenance of the Company’s ability to qualify as a REIT as provided in the

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

Company’s articles of incorporation or a change of control (as defined in the Company’s amendment to its articles of incorporation establishing the Series B preferred stock).  The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time on or after June 3, 2013 for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At September 30,  2015, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control or failure to maintain its REIT qualification, is probable.

Series A Preferred Stock

On December 30, 2005,  the Company offered and sold 1,521,258 shares of 8% Series A preferred stock.  At September 30,  2015, 803,270 shares of Series A preferred stock remained outstanding.  Dividends on the Series A preferred stock are cumulative and are payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. The Company may redeem the Series A preferred stock, in whole or in part, at any time or from time to time for cash at a redemption price of $10.00 per share, plus all accrued and unpaid dividends. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series A preferred stock to preserve capital and improve liquidity. Unpaid dividends will accumulate and bear additional dividends at 8%, compounded monthly. Accumulated but unpaid dividends are $1.3 million, or $1.57 per share, as of September 30, 2015. These dividends are not reflected as an obligation on the balance sheet. Holders of the Series A preferred stock generally have no voting rights. However, if dividends on the Series A preferred stock are in arrears for six consecutive months or nine months (whether or not consecutive) in any twelve-month period, holders of the Series A preferred stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, will be entitled to elect two directors. Until all such dividend arrearages and dividends for the then current period have been paid, at each annual meeting the holders of Series A preferred stock and Series B preferred stock, voting as one group, will be entitled to elect two directors to serve until the next annual meeting, The terms of the directors will earlier terminate within twelve months after all dividend arrearages have been paid. At the Company’s annual meeting on June 10, 2015, holders of the Series A preferred stock and Series B preferred stock, voting as one class, elected two directors.

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

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

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

Each share of Series C convertible preferred stock is entitled to a dividend of $0.625 per year payable in equal quarterly dividends. Each share of Series C convertible preferred stock has a liquidation preference of $10.00 per share, in cash, plus an amount equal to any accrued and unpaid dividends.  With respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding up, the Series C convertible preferred stock ranks: (a) on  a parity with the Series A preferred stock and Series B preferred stock and other future series of preferred stock designated to rank on  a parity, and (b) senior to the common stock and other future series of preferred stock designated to rank junior, and (c) junior to the Company’s existing and future indebtedness. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series C cumulative preferred stock to preserve capital and improve liquidity. Unpaid dividends will accumulate and bear additional dividends at 6.25%, compounded quarterly. Accumulated but unpaid dividends are $4.0 million, or $1.32 per share, as of September 30, 2015. These dividends are not reflected as an obligation on the balance sheet.

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

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

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

Liquidity

The following disclosure and analysis is pursuant to ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires the Company to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued.  To satisfy the requirements of the new standard, the Company’s evaluation considered a 13 month period beginning September 30, 2015.

The Company performs a liquidity analysis to determine if expected hotel operating cash flow is sufficient to cover all of the Company’s obligations as they become due, in this case, beginning on September 30, 2015 and ending on October 31, 2016.  Our initial analysis considered only available cash and operating cash inflows without consideration of cash inflows from transactions that are in process as of the date of this filing, but were not yet finalized, such as proceeds on asset dispositions or proceeds from financing transactions that are not yet closed.

The Company believes the cash and available revolver of $14.9 million and $5.9 million, respectively, at September 30, 2015, cash generated from the operations of hotels, future sales of hotel properties held for sale, and proceeds from the refinancing of debt that occurred in October 2015 will be sufficient to cover corporate overhead, recurring monthly debt service, anticipated capital improvements, cash required in October 2015 to fund contracted acquisitions, and remaining loans maturing in 2015 (there are no loans maturing in 2016).

Although, as noted above, the funds are expected to be available to satisfy the maturing debt, management plans to use the available cash after operational needs to provide the equity to transition to upper midscale, upscale and upper upscale hotels and to satisfy the loan obligations through refinancing and the use of a portion of the excess proceeds from asset sales. The Company has entered into agreements to purchase three hotels for $42.5 million which closed in early October 2015 and plans to pursue other acquisitions funded with excess proceeds from future hotel sales and other funding sources. We are attempting to dispose of assets that are not generating yields consistent with our investment objectives or reinvestment alternatives and we are targeting acquisitions that we believe will be accretive.  The execution of the Company’s long term plan is dependent upon future hotel sales and the availability to refinance existing maturing debt which cannot be assured.

Maturing debt

At December 31, 2014 we had $42.1 million of debt with contractual maturities in 2015 (no debt matures in 2016). As of September 30, 2015, we had reduced that obligation to $14.1 million through refinancing, amortization and repayment using the proceeds from hotel sales. Since the end of the third quarter of 2015 through the date of our filing, the remaining 2015 obligation was further reduced to $1.3 million principally as a result of the following transactions:

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

•

An  $11.5 million balance on a mortgage loan with Citigroup Global Markets Realty Corp. maturing November 11, 2015 was refinanced with a $10 million mortgage loan with The Huntington National Bank maturing October 26, 2020 with the remainder of the balance paid in cash; and

•

The sale of one hotel property was completed reducing the mortgage loan with GE Capital Franchise Finance LLC (“GE”) maturing December 15, 2015 by $1.1 million, bringing the remaining outstanding balance on this debt to $1.1 million. The company anticipates that the net proceeds on the sale of the GE encumbered assets classified as held for sale will be sufficient to repay the remainder of this maturing loan.

Over the past two years the lending market has experienced increased liquidity and a relaxing of underwriting standards and as such, we believe we will be able to refinance on similar or perhaps more favorable terms. However, notwithstanding our perception that the lending market has improved somewhat, we may not be successful in our efforts to refinance or repay our maturing debt. As of September 30, 2015 we are not in default under the terms of any of our loans. The Company believes that we will be compliant under the terms of all of our loans in 2015.

Disposition plan

Our ability to dispose of assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates.  At September 30, 2015, we have 12 hotels held for sale,  and in October and November to date we have sold five of these hotels generating an estimated $5.3 million of cash, leaving seven held for sale hotels, which, if sold, we believe will generate $6.3 million in net proceeds after debt repayment available for reinvestment. Over the last five years, as of September 30, 2015, we have sold 67 hotels.  However, with respect to future hotel sales, we cannot predict:

•	whether we will be able to find buyers for identified assets at prices and / or other terms acceptable to us:
•	whether potential buyers will be able to secure financings: and
•	the length of time needed to find a buyer and to close the sale of a property.

Other Obligations

The Company has an obligation to RES to use $25 million of the proceeds from its capital infusion in 2012 to pursue hotel acquisitions.  In February 2012, the Company issued 3.0 million shares of Series C convertible preferred stock to Real Estate Strategies, L.P. which provided $28.6 million of net proceeds. On October 2, 2015, following the completion of the acquisitions (discussed in Subsequent Events below), the company believes it has satisfied all but $1.4 million of this obligation.

The Company did not declare a common stock dividend during the first three quarters of 2015 or the years 2014, 2013 or 2012.  In December 2013, the Company announced the suspension of the regular dividends on its outstanding preferred stock to preserve capital and improve liquidity.  The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy.

Possible sources of liquidity to fund the longer-term liquidity needs and pay the preferred dividends include additional secured or unsecured debt financings, and /or proceeds from public or private issuances of debt or equity securities.

Historically, the Company has had recurring losses from operations and had a substantial amount of debt maturing for which the Company did not have committed funding sources. Significant progress has been made bringing the obligation for 2015 debt maturities down from $42.1 million of contractual maturities at December 31,

Part I.  FINANCIAL INFORMATION, CONTINUED:

Item 1. FINANCIAL STATEMENTS, CONTINUED:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

2014 to $14.1 million as of September 30, 2015 to $1.3 million as of the date of this filing.  In addition, the Company’s liquidity has improved significantly.  The execution of the Company’s long term plan, as described above, is dependent upon future hotel sales and the ability to refinance existing maturing debt which cannot be assured. However, based on these improvements, there is no longer substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that the financial statements have been issued.

Subsequent Events

On October 1 and 2, 2015, the Company, through three single-purpose bankruptcy remote entities 100% owned by Supertel Limited Partnership, a limited partnership 93% owned by Condor Hospitality Trust, Inc., acquired three hotels from affiliates of Peachtree Hotel Group II, LLC. The purchases were as follows:

•	San Antonio, Texas, Springhill Suites, through CDOR San Spring, LLC
•	Jacksonville, Florida, Courtyard by Marriott, through CDOR Jax Court, LLC; and
•	Atlanta, Georgia, Hotel Indigo, through CDOR Atl Indy, LLC

The $42.5 million purchase price was funded with the assumption of one loan with an aggregate outstanding principal balance of $11.2 million and two new GE loans totaling $15.1 million. The remaining $16.2 million was funded with $14.9 million in cash, approximately $1.25 million of borrowings from the Company’s existing credit facility with Great Western Bank, and the issuance of operating units from Supertel Limited Partnership. A total of 2,298,879 operating units were issued with a value of $450,000.

On October 6, 2015, the Company closed on the sale of a Quality Inn in Sheboygan, Wisconsin (59 rooms) for a gross sales price of $2.3 million. Partial proceeds of $1.2 million were applied to the associated debt with Great Western Bank.

On October 14, 2015, the Company closed on the sale of a Super 8 in Hays, Kansas (76 rooms) for a gross sales price of $1.9 million. Partial proceeds of $1.1 million were applied to the associated debt with Great Western Bank.

On October 16, 2015, the Company closed on the sale of a Days Inn in Glasgow, Kentucky (58 rooms) for a gross sales price of $1.8 million. Partial proceeds of $1.1 million were applied to the associated debt with GE.

On October 21, 2015, the Company closed on the sale of a Super 8 in Tomah, Wisconsin (65 rooms) for a gross sales price of $1.4 million. Partial proceeds of $0.8 million were applied to the associated debt with Great Western.

On October 26, 2015, the Company closed a $10.0 million mortgage loan with The Huntington National Bank. The loan has a five year term, a 25 year amortization schedule, and a fixed rate of 4.13%.  The loan is non-recourse and secured by four hotels located in Indiana. Proceeds were used to refinance an existing loan with Citigroup Global Markets Realty Corp., which was set to mature in November, 2015.

On November 3, 2015, the Company closed on the sale of a Rodeway Inn in Fayetteville, North Carolina (120 rooms) for $2.6 million. There was no debt associated with the property subsequent to the Huntington National Bank refinancing.

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

Following is management’s discussion and analysis of our operating results as well as liquidity and capital resources which should be read together with our financial statements and related notes contained in this report and with the financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be attained in the future.

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

Overview

We are a self-administered real estate investment trust, and through our subsidiaries, as of September 30,  2015 we owned 45 hotels in 19 states.  Our hotels operate under several national and independent brands.

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

Hotel Dispositions

In accordance with FASB ASC 205-20 Presentation of Financial Statements – Discontinued Operations,  the results of operations for 12 properties classified as held for sale at September 30, 2015 as well as all properties that have been sold during 2015 and prior years are included in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015 and 2014. Additionally, in accordance with ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, nine properties in continuing operations which are classified as held for sale at September 30, 2015 are also included in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015 and 2014.

The assets held for sale at September 30, 2015 and 2014 are separately disclosed in the Condensed Consolidated Balance Sheets.  Among other criteria, we classify an asset as held for sale if we expect to dispose of it within one year, we have initiated an active marketing plan to sell the asset at a reasonable price and it is unlikely that significant changes to the plan to sell the asset will be made.  While we believe that the completion of these dispositions is probable, the sale of these assets is subject to market conditions and we cannot provide assurance that we will finalize the sale of all or any of these assets on favorable terms or at all.  We believe that all our held for sale assets as of September 30, 2015 remain properly classified in accordance with ASC 205-20.

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

Recent Events

On October 1 and 2, 2015, the Company acquired three hotels from affiliates of Peachtree Hotel Group II, LLC. The hotels are located in San Antonio, Texas; Jacksonville, Florida; and Atlanta, Georgia. The purchase price was approximately $42.5 million.

On August 6, 2015, the Company commenced an exchange offer of its common stock for its Series A and Series B preferred stock, however, with the subsequent volatility and unfavorable direction of the stock markets and the price of the common stock, the Company deemed it prudent at that point in time to cancel the related special shareholders meeting and terminate and withdraw the offer on September 17, 2015, without accepting any preferred shares for exchange.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

General

The discussion that follows is based primarily on the condensed consolidated financial statements of the three and nine months ended September 30, 2015 and 2014, and should be read along with the condensed consolidated financial statements and notes.

The comparisons below reflect revenues and expenses of the company’s  45 and 59 hotels as of September 30, 2015 and 2014, respectively. There were  42 hotels in continuing operations at September 30, 2015.

Results of Operations

Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014

Operating results are summarized as follows (in thousands):

	Three months ended			Three months ended
	September 30, 2015			September 30, 2014			Continuing
	Continuing	Discontinued		Continuing	Discontinued		operations
	operations	operations	Total	operations	operations	Total	variance
Revenues	$15,556	$865	$16,421	$16,902	$3,664	$20,566	$(1,346)
Hotel and property operations expenses	(10,774)	(643)	(11,417)	(12,009)	(2,841)	(14,850)	1,235
Interest expense	(1,118)	(51)	(1,169)	(1,774)	(259)	(2,033)	656
Loss on debt extinguishment	(104)	0	(104)	(37)	(120)	(157)	(67)
Depreciation and amortization	(1,099)	0	(1,099)	(1,624)	0	(1,624)	525
General and administrative	(1,451)	0	(1,451)	(912)	0	(912)	(539)
Gain (loss) on dispositions of assets	2,928	(2)	2,926	63	2,105	2,168	2,865
Unrealized derivative gain (loss)	7,895	0	7,895	(4,615)	0	(4,615)	12,510
Other income	(4)	0	(4)	(12)	0	(12)	8
Impairment (loss) recovery	313	0	313	0	(921)	(921)	313
Acquisition expense	(177)	0	(177)	0	0	0	(177)
Terminated equity transactions	(180)	0	(180)	(11)	0	(11)	(169)
Net earnings (loss)	$11,785	$169	$11,954	$(4,029)	$1,628	$(2,401)	$15,814

The statistics as noted below are on a same store basis and exclude four hotels in continuing operations which were sold during the third quarter of 2015. Occupancy for the same store portfolio fell 3.4% from the prior year, while average daily rate (“ADR”) rose 8.5%. The overall result was a 4.7%  increase in revenue per available room (“RevPAR”).  Rate management has added revenue throughout the portfolio. Results for our same store portfolio are presented below under “Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy”.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Revenues and Operating Expenses

Revenues from continuing operations for the three months ended September 30, 2015 decreased 8.0%  compared to the same period in 2014. The decrease is attributable to the properties in continuing operations which were sold.

During the third quarter of 2015,  hotel and property operations expenses from continuing operations decreased $1.2 million compared to the third quarter of 2014.   The main cause of the variance was the properties in continuing operations which were sold.

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

There was a  decrease in interest expense in the continuing operations portfolio of approximately $0.6  million,  due to the refinancing and subsequent repayment of loans secured by the sold hotels in Alexandria, Virginia, lower debt balances, and the result of amortization.  Depreciation and amortization expense from continuing operations decreased $0.5 million for the third quarter of 2015 compared with 2014.  The general and administrative expense for the 2015 third quarter increased $0.5 million because of increased costs of professional fees and compensation costs associated with the changes in executive officers.

Derivative gain (loss)

The change in derivative gains is a result of the change in fair value of the derivative liabilities for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. The fair value of the derivative liabilities decreased by an aggregate of $7.9 million and increased by an aggregate of $4.6 million during the third quarter of 2015 and 2014, respectively.  The decrease in fair value in the third quarter of 2015, which created a  derivative gain on the income statement, is primarily due to changes in the common stock price. The $4.6 million increase in fair value in the third quarter of 2014, which created a derivative loss on the income statement, is also due to a change in common stock price.

Impairment loss

For the third quarter of 2015, negligible impairment charges were recorded on one hotel classified as held for sale as of September 30, 2015 in continuing operations.  Recovery of $0.3 million of previously recorded impairment was taken on a hotel held for sale in continuing operations at the time of sale. Negligible recovery was taken on each of a hotel reclassified as held for use and a hotel held for sale. For the three months ended September 30, 2014 impairment charges of $1.0 million were taken on six properties which have been sold. Recovery of $0.1 million was recorded on two properties which have been sold.

Dispositions

In the third quarter of 2015,  four properties were sold. There was a gain of $3.0  million at the time of sale on two of the properties. In the third quarter of 2014, four properties were sold. There was a gain of $2.1 million on two of the properties.

Income tax

At September 30, 2015 and 2014,  a full valuation allowance was recorded against the deferred tax asset due to the uncertainty of realization because of historical operating losses. Due to the full deferred tax valuation allowance, no income tax expense or benefit was recorded for the quarters ended September 30, 2015 and 2014.

Management believes the federal and state income tax rate for the TRS Lessee will be approximately 38%. The income tax benefit /expense will vary based on the taxable earnings or loss of the TRS Lessee, a C corporation.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

Operating results are summarized as follows (in thousands):

	Nine months ended			Nine months ended
	September 30, 2015			September 30, 2014			Continuing
	Continuing	Discontinued		Continuing	Discontinued		operations
	operations	operations	Total	operations	operations	Total	variance
Revenues	$44,266	$3,580	$47,846	$44,251	$12,651	$56,902	$15
Hotel and property operations expenses	(32,099)	(2,551)	(34,650)	(32,933)	(9,944)	(42,877)	834
Interest expense	(4,135)	(251)	(4,386)	(5,321)	(1,059)	(6,380)	1,186
Loss on debt extinguishment	(111)	0	(111)	(141)	(120)	(261)	30
Depreciation and amortization	(3,836)	0	(3,836)	(4,844)	(112)	(4,956)	1,008
General and administrative	(4,183)	0	(4,183)	(2,989)	0	(2,989)	(1,194)
Gain (loss) on dispositions of assets	2,806	1,660	4,466	36	2,740	2,776	2,770
Unrealized derivative gain (loss)	8,008	0	8,008	(14,218)	0	(14,218)	22,226
Other income	122	0	122	113	0	113	9
Impairment loss (recovery)	(3,517)	120	(3,397)	119	(1,517)	(1,398)	(3,636)
Acquisition expense	(194)	0	(194)	0	0	0	(194)
Terminated equity transactions	(180)	0	(180)	(76)	0	(76)	(104)
Net earnings (loss)	$6,947	$2,558	$9,505	$(16,003)	$2,639	$(13,364)	$22,950

The statistics as noted below are on a same store basis and exclude five hotels in continuing operations which were sold during the nine months ending September 30, 2015. Occupancy for the same store portfolio declined 1.4% from the prior year, while ADR increased 6.5%. The overall result was a  5.0% rise in RevPAR. Rate management and increased business from construction and special projects has added revenue throughout the portfolio. Results for our same store portfolio are presented below under “Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy.”

Revenues and Operating Expenses

Revenues from continuing operations for the nine months ended September 30, 2015,  remained flat at $44.3 million compared to the same period in 2014.

During the nine months ended September 30, 2015, hotel and property operations expenses from continuing operations decreased $0.8 million compared with the nine months ended of 2014. The decrease represents the operating expenses from the hotels in continuing operations that were sold.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Interest Expense, Depreciation and Amortization Expense and General and Administrative Expense

There was a decrease in interest expense in the same store portfolio of approximately $1.2 million, caused by refinancing and subsequent repayment of loans secured by the sold hotels in Alexandria, Virginia, decreased borrowing from the Great Western revolver, and interest expense associated with loans on sold hotels in continuing operations. Depreciation and amortization expense from continuing operations decreased $1.0 million for the nine months ended September 30, 2015 compared to the year ago period. The $1.2 million increase in general and administrative expense resulted from the compensation costs associated with the change in officers, employee recruiting, increased travel expenses, and the increased cost of Director and Officer insurance.

Derivative gain (loss)

The change in derivative gain (loss) is a result of the change in fair value of the derivative liabilities for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The derivatives were revalued at September 30, 2015 and 2014. The fair value of the derivative liabilities decreased by an aggregate of $8.0 million and increased by an aggregate of $14.2 million during the first nine months of 2015 and 2014, respectively. The increase in fair value in the nine months ended September 30, 2014 is due to the change in exercise price of the related warrants adjusted downward from $9.60 to $1.92, and to a change in the conversion price of the Series C Preferred Stock from $8.00 to $1.60, the public offering price of the common stock in the Company’s subscription rights offering concluded on June 6, 2014. These changes in fair value are recorded as derivative losses on the income statement.

Impairment loss

During the nine months ended September 30, 2015, we recognized impairment charges of $1.0 million on three hotels held for sale in continuing operations. There was $0.1 million of recovery recorded on one hotel in continuing operations which was sold. Impairment of $1.0 million was taken on a held for sale property at the time of sale, and recovery of $0.2 million was recorded on three properties in discontinued operations at the time of sale. There was also impairment loss of $0.1 million of a hotel in discontinued operations which was subsequently sold. Net impairment of $1.5 million was taken on one property reclassified as held for use. During the nine months ended September 30, 2014,  we recorded impairment recovery of $0.1 million on a held for use hotel and $2.3 million of impairment on nine hotels that were sold. Net recovery of $0.8 million was recorded on four hotels that were sold.

Dispositions

During the nine months ending September 30, 2015,  eleven hotels were sold. Gains of $4.6 million were recognized on four of the hotels. During the nine months ended September 30, 2014, ten hotels were sold. Gains of approximately $2.8 million were recognized on four of the hotels.

Income tax

At September 30, 2015 and 2014, the company provided a full valuation allowance against our deferred tax asset due to the uncertainty of realization because of historical operating losses. Due to the full deferred tax valuation allowance, no income tax expense or benefit was recorded for the nine months ending September 30, 2015. Management believes the federal and state income tax rate for the TRS Lessee will be approximately 38%. The income tax benefit /expense will vary based on the taxable earnings or loss of the TRS Lessee, a C corporation.

Liquidity

The following disclosure and analysis is pursuant to ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires the Company to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued.  To satisfy the requirements of the new standard, the Company’s evaluation considered a 13 month period beginning September 30, 2015.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Company performs a liquidity analysis to determine if expected hotel operating cash flow is sufficient to cover all of the Company’s obligations as they become due, in this case, beginning on September 30, 2015 and ending on October 31, 2016.  Our initial analysis considered only available cash and operating cash inflows without consideration of cash inflows from transactions that are in process as of the date of this filing, but were not yet finalized, such as proceeds on asset dispositions or proceeds from financing transactions that are not yet closed.

The Company believes the cash and available revolver of $14.9 million and $5.9 million, respectively, at September 30, 2015, cash generated from the operations of hotels, future sales of hotel properties held for sale, and proceeds from the refinancing of debt that occurred in October 2015 will be sufficient to cover corporate overhead, recurring monthly debt service, anticipated capital improvements, cash required in October 2015 to fund contracted acquisitions, and remaining loans maturing in 2015 (there are no loans maturing in 2016).

Although, as noted above, the funds are expected to be available to satisfy the maturing debt, management plans to use the available cash after operational needs to provide the equity to transition to upper midscale, upscale and upper upscale hotels and to satisfy the loan obligations through refinancing and the use of a portion of the excess proceeds from asset sales. The Company has entered into agreements to purchase three hotels for $42.5 million which closed in early October 2015 and plans to pursue other acquisitions funded with excess proceeds from future hotel sales and other funding sources. We are attempting to dispose of assets that are not generating yields consistent with our investment objectives or reinvestment alternatives and we are targeting acquisitions that we believe will be accretive.  The execution of the Company’s long term plan is dependent upon future hotel sales and the availability to refinance existing maturing debt which cannot be assured.

Maturing debt

At December 31, 2014, we had $42.1 million of debt with contractual maturities in 2015 (no debt matures in 2016). As of September 30, 2015, we had reduced that obligation to $14.1 million through refinancing, amortization and repayment using the proceeds from hotel sales.  Since the end of the third quarter of 2015 through the date of our filing, the remaining 2015 obligation was further reduced to $1.3 million principally as a result of the following transactions:

•

An $11.5 million balance on a mortgage loan with Citigroup Global Markets Realty Corp. maturing November 11, 2015 was refinanced with a $10 million mortgage loan with The Huntington National Bank maturing October 26, 2020 with the remainder of the balance paid in cash; and

•

The sale of one hotel property was completed reducing the mortgage loan with GE Capital Franchise Finance LLC ("GE") maturing December 15, 2015 by $1.1 million, bringing the remaining outstanding balance on this debt to $1.1 million.  The company anticipates that the net proceeds on the sale of the GE encumbered assets classified as held for sale will be sufficient to repay the remainder of this maturing loan.

Over the past two years the lending market has experienced increased liquidity and a relaxing of underwriting standards and as such, we believe we will be able to refinance on similar or perhaps more favorable terms. However, notwithstanding our perception that the lending market has improved somewhat, we may not be successful in our efforts to refinance or repay our maturing debt. As of September 30, 2015 we are not in default under the terms of any of our loans. The Company believes that we will be compliant under the terms of all of our loans in 2015.

Disposition plan

Our ability to dispose of assets is impacted by a number of factors. Many of these factors are beyond our control, including general economic conditions, availability of financing and interest rates.  At September 30, 2015, we have 12 hotels held for sale, and in October and November to date we have sold five of these hotels generating an estimated $5.3 million of cash, leaving seven held for sale hotels which, if sold, we believe will generate $6.3

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

million in net proceeds after debt repayment available for reinvestment. Over the last five years, as of September 30, 2015, we have sold 67 hotels.  However, with respect to future hotel sales, we cannot predict:

•	whether we will be able to find buyers for identified assets at prices and /or other terms acceptable to us:
•	whether potential buyers will be able to secure financings: and
•	the length of time needed to find a buyer and to close the sale of a property.

Other Obligations

The Company has an obligation to RES to use $25 million of the proceeds from its capital infusion in 2012 to pursue hotel acquisitions.  In February 2012, the Company issued 3.0 million shares of Series C convertible preferred stock to Real Estate Strategies, L.P. which provided $28.6 million of net proceeds.  On October 2, 2015, following the completion of the acquisitions (discussed in Subsequent Events below), the company believes it has satisfied all but $1.4 million of this obligation.

The Company did not declare a common stock dividend during the first three quarters of 2015 or the years 2014, 2013 or 2012.  In December 2013, the Company announced the suspension of the regular dividends on its outstanding preferred stock to preserve capital and improve liquidity.  The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy.

Possible sources of liquidity to fund the longer-term liquidity needs and pay the preferred dividends, include additional secured or unsecured debt financings, and / or proceeds from public or private issuances of debt or equity securities.

Historically, the Company has had recurring losses from operations and had a substantial amount of debt maturing for which the Company did not have committed funding sources. Significant progress has been made bringing the obligation for 2015 debt maturities down from $42.1 million of contractual maturities at December 31, 2014 to $14.1 million as of September 30, 2015 to $1.3 million as of the date of this filing.  In addition, the Company’s liquidity has improved significantly.  The execution of the Company’s long term plan, as described above, is dependent upon future hotel sales and the ability to refinance existing maturing debt which cannot be assured. However, based on these improvements, there is no longer substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that the financial statements have been issued.

Financing

Debt Repayments

At September 30, 2015, the Company had long-term debt of $54.8 million associated with assets held for use, consisting of notes and mortgages payable, with a weighted average term to maturity of 1.6 years and a weighted average fixed interest rate of 5.9%.  The weighted average fixed rate was 6.0%.  The weighted average variable rate was 4.25%. Debt is classified as held for use if the properties collateralizing it are not held for sale.  Debt is classified as held for sale if the properties collateralizing it are held for sale.  Debt associated with assets held for sale is classified in the table below as due within the next year irrespective of whether the notes and mortgages evidencing such debt mature within the next year.  Aggregate annual principal payments on debt associated with assets held for use for the remainder of 2015 and thereafter, and debt associated with assets held for sale, are as follows (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Held for sale	Held for use	Total
Remainder of 2015	$10,339	$10,476	$20,815
2016	0	1,824	1,824
2017	0	42,256	42,256
2018	0	244	244
2019	0	0	0
Thereafter	0	0	0
	$10,339	$54,800	$65,139

At September 30, 2015, the Company had $20.8 million of principal due in 2015. Of this amount, $14.1 million of principal is due in 2015 pursuant to the notes and mortgages evidencing such debt. The remaining $6.7 million is associated with loans on assets held for sale and is not contractually due in 2015 unless the related assets are sold. The maturities comprising the $14.1 million consist of:

•	a $2.2 million balance on a mortgage loan with GE Capital Franchise Finance LLC (“GE”);
•	an $11.5 million balance on a mortgage loan with Citigroup Global Markets Realty Corp.; and
•	approximately $0.4 million of principal amortization on mortgage loans.

All of the GE loans are cross collateralized and the ten assets securing the loans outstanding at September 30, 2015 are treated as a pool. As of September 30, 2015, the Company had five GE hotel assets classified as held for sale. The required principal payment upon the sale of these five hotels is approximately $8.3 million. Upon sale the Company believes the net proceeds from the sale of these hotels will be sufficient to satisfy the debt with GE maturing in 2015.  In October  of 2015, after the close of the third quarter of 2015, the Company sold one of the GE encumbered assets that were held for sale and $1.1 million of the sales proceeds were applied to the balance of the $2.2 million loan, reducing the loan to $1.1 million. If the remaining hotels are not sold, the Company will attempt to refinance the debt with GE.

On October 26, 2015, the Company refinanced its mortgage loan with Citigroup Global Markets Realty Corp. with a new $10.0 million mortgage loan from The Huntington National Bank.  The new loan has a five year term, a 25 year amortization schedule and an interest rate fixed at 4.13%.  The new loan is non-recourse and secured by four hotels located in Indiana.

Financial Covenants

The key financial covenants for certain of our loan agreements and compliance calculations as of September 30, 2015 are discussed below (each such covenant is calculated pursuant to the applicable loan agreement).  As of September 30, 2015,  we were in compliance with our financial covenants.  As a result, as of September 30, 2015,  we are not in default of any of our loans.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	September 30,	September 30,
Great Western Bank Covenants	2015	2015
	requirement	calculation
Consolidated debt service coverage ratio calculated as follows: *	≥1.05:1
Adjusted NOI (A) / Debt service (B)
Net earnings per financial statements		$6,610
Net adjustments per loan agreement		7,008
Adjusted NOI per loan agreement (A)		$13,618
Interest expense per financial statements - continuing operations		5,962
Interest expense per financial statements - discontinued operations		862
Total interest expense per financial statements		$6,824
Net adjustments per loan agreement		179
Debt service per loan agreement (B)		$7,003
Consolidated debt service coverage ratio		1.94 : 1
* Calculations based on prior four quarters

(Dollars in thousands)	September 30,	September 30,
Great Western Bank Covenants	2015	2015
	requirement	calculation
Loan-specific debt service coverage ratio calculated as follows: *	≥1.20:1
Adjusted NOI (A) / Debt service (B)
Net earnings per financial statements		$6,610
Net adjustments per loan agreement		(5,290)
Adjusted NOI per loan agreement (A)		$1,320
Interest expense per financial statements - continuing operations		5,962
Interest expense per financial statements - discontinued operations		862
Total interest expense per financial statements		$6,824
Net adjustments per loan agreement		(6,169)
Debt service per loan agreement (B)		$655
Loan-specific debt service coverage ratio		2.01 : 1
* Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	September 30,	September 30,
Great Western Bank Covenants	2015	2015
	requirement	calculation
Consolidated leverage ratio calculated as follows:	≤ 3.50
Total liabilities (A) / Tangible net worth (B)
Total liabilities per financial statements		$84,916
Net adjustments per loan agreement		(12,329)
Total liabilities per loan agreement (A)		72,587
Total assets per financial statements		121,723
Total liabilities per financial statements		84,916
Net adjustments per loan agreement		$(12,329)
Total liabilities per loan agreement		$72,587
Tangible net worth per loan agreement (B)		$49,136
Consolidated leverage ratio		1.48 : 1

The revolving credit facility with Great Western Bank also requires maintenance of consolidated and loan-specific loan to value ratios that do not exceed 70% and 65%, respectively, tested annually, and that we not pay dividends in excess of 75% of our funds from operations per year.  The revolving credit facility provides for maximum availability of $11.2 million from June 5, 2015 through June 30, 2016, $10.2 million from July 1, 2016 through June 30, 2017 and $9.2 million from July 1, 2017 through the maturity date of the revolving credit facility; provided, that at no time will the loans available through the revolving credit facility exceed the lesser of (a) an amount equal to 65% of the total appraised value of the hotels securing the revolving credit facility or (b) $11.2 million minus the aggregate amount of principal prepayments required to be made on the revolving credit facility (on or after July 1, 2015) in connection with the sale of hotels securing the revolving credit facility. The maximum availability at September 30, 2015 was $8.82 million. At September 30, 2015, the revolving credit facility was fully available and the outstanding balance was $2.9 million.

(Dollars in thousands)	September 30,	September 30,
GE Covenants	2015	2015
	requirement	calculation
Loan-specific fixed charge coverage ratio calculated as follows: *	≥ 1.20:1
Adjusted EBITDA (A) / Fixed charges (B)
Net earnings per financial statements		$6,610
Net adjustments per loan agreement		(3,048)
Adjusted EBITDA per loan agreement (A)		$3,562
Interest expense per financial statements - continuing operations		5,962
Interest expense per financial statements - discontinued operations		862
Total interest expense per financial statements		$6,824
Net adjustments per loan agreement		(4,709)
Fixed charges per loan agreement (B)		$2,115
Loan-specific fixed charge coverage ratio		1.68 : 1
* Calculations based on prior four quarters

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

(Dollars in thousands)	September 30,	September 30,
GE Covenants	2015	2015
	requirement	calculation
Loan-specific loan to value ratio calculated as follows:	≤ 60.0%
Loan balance (A) / Value (B)
Loan balance (A)		$17,027
Value (B)		$32,730
Loan-specific loan to value ratio		52.0%

The financial covenants under our loan facilities with GE also require that, through the term of the loans, we maintain: (a) a minimum before dividend consolidated fixed charge coverage ratio (FCCR) (based on a rolling 12-month period) of 1.00:1, and (b) a minimum after dividend consolidated FCCR (based on a rolling 12-month period) of 1.00:1. However, the consolidated FCCRs are not required to be tested as of the end of any fiscal quarter if the loan to value ratio with respect to our GE-encumbered properties is 60% or less.

As of September 30, 2015 our loan to value ratio with respect to our GE encumbered properties was 52.0%. As a result, our consolidated FCCRs are not required to be tested as of September 30, 2015.

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

A summary of the Company’s long term debt as of September 30, 2015 is as follows (dollars in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

		Interest
Fixed Rate Debt	Balance	Rate	Maturity

Lender
GE Capital Franchise Finance LLC	$2,163	7.17%	12/2015
Citigroup Global Markets Realty Corp	11,544	5.97%	11/2015
GE Capital Franchise Finance LLC	3,913	4.75%	2/2018
GE Capital Franchise Finance LLC	10,951	7.17%	2/2017
Cantor	5,855	4.25%	11/2017
Morgan Stanley	27,821	5.83%	12/2017
Total fixed rate debt	$62,247

Variable Rate Debt
Great Western Bank	$2,892	4.25%	6/2018
Total variable rate debt	$2,892

Total Debt	$65,139

Less: Debt related to hotel properties held for sale	10,339

Total long-term debt	$54,800

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

On January 29, 2015, the Company sold a Super 8 in Green Bay, Wisconsin (83 rooms) for gross sale proceeds of $2.2 million.  Net proceeds were used to pay off the associated debt with GE.

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

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

On April 1, 2015, the Company sold both a Savannah Suites in Chamblee, Georgia (120 rooms) for gross sale proceeds of $4.4 million, and a Savannah Suites in Augusta, Georgia (172 rooms) for gross sale proceeds of $3.4 million. Partial proceeds of $4.1 million were applied to the associated debt with GE.

On April 30, 2015, the Company sold a Super 8 in Batesville, Arkansas (49 rooms) for gross sale proceeds of $1.5 million. Partial proceeds of $1.3 million were applied to the revolving credit facility with Great Western Bank, reducing the outstanding revolver balance by $1.3 million, and the revolver limit from $12.5 million to $11.2 million.

On July 1, 2015, the Company sold a Days Inn in Ashland, Kentucky (63 rooms) for gross sale proceeds of $2.2 million. Partial proceeds of $1.3 million were applied to the associated debt with GE.

On July 13, 2015, the Company sold a Comfort Inn and a Days Inn in Alexandria, Virginia, with a combined gross sale price of $19.0 million. Partial net proceeds of $8.3 million were applied to the associated debt with Frontier Bank.

On August 28, 2015, the Company sold a Super 8 in Manhattan, Kansas (85 rooms) for gross sale proceeds of $3.2 million. Partial proceeds of $2.4 million were applied to the revolving credit facility with Great Western Bank, reducing the outstanding revolver balance by $2.4 million, and the revolver limit from $11.2 million to $8.8 million.

Contractual Commitments

Below is a summary of certain obligations that will require capital as of September 30, 2015 (in thousands):

		Payments due by period
		Remainder			More than
Contractual obligations	Total	of Year 1	Years 2-3	Years 4-5	5 years
Long-term debt including interest	$60,086	$11,247	$48,590	$249	$0
Land leases	4,079	57	276	127	3,619
Total contractual obligations	$64,165	$11,304	$48,866	$376	$3,619

The column titled “Remainder of Year 1” represents payments due for the balance of 2015.  Long-term debt includes debt on properties classified as held for use. The debt related to the three held for sale properties in discontinued operations and the nine held for sale properties in continuing operations  (which are expected to be sold in the next 12 months, with the respective debt paid) of $10.3 million is not included in the table above.

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

The Company’s financial instruments, the derivative liabilities, and the non-financial assets, our held for sale hotels, are measured using inputs from Level 3 of the fair value hierarchy.

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

Nonfinancial assets

The amount of impairment and recovery of previously recorded impairment recorded for the three and nine months ending September 30, 2015 and 2014 on properties classified as held for sale and sold is shown in the tables below:

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months ended September 30,		Three months ended September 30,
	2015		2014
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for use hotels:
Impairment loss	0	$0	0	$0
Recovery of impairment	1	6	0	0
Subtotal Held for use hotels	1	$6	0	$0
Held for sale hotels:
Impairment loss	1	$(5)	0	$0
Recovery of impairment	1	23	0	0
Subtotal Held for sale hotels	2	$18	0	$0
Sold hotels:
Impairment loss	0	0	0	0
Recovery of impairment	1	289	0	0
Subtotal Sold hotels	1	$289	0	$0
Net impairment loss reported in continuing operations	4	$313	0	$0

Discontinued Operations:
Held for sale hotels:
Impairment loss	0	$0	0	$0
Recovery of impairment	0	0	0	0
Subtotal Held for sale hotels	0	$0	0	$0
Sold hotels:
Impairment loss	0	0	6	(960)
Recovery of impairment	0	0	2	39
Subtotal Sold hotels	0	$0	8	$(921)
Net impairment loss reported in discontinued operations	0	$0	8	$(921)

Total net impairment:	4	$313	8	$(921)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Nine months ended September 30,		Nine months ended September 30,
	2015		2014
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for use hotels:
Impairment loss	1	$(1,536)	0	$0
Recovery of impairment	0	0	1	119
Subtotal Held for use hotels	1	$(1,536)	1	$119
Held for sale hotels:
Impairment loss	3	$(1,046)	0	$0
Recovery of impairment	0	0	0	0
Subtotal Held for sale hotels	3	$(1,046)	0	$0
Sold hotels:
Impairment loss	1	(1,020)	0	0
Recovery of impairment	1	85	0	0
Subtotal Sold hotels	2	$(935)	0	$0
Net impairment loss reported in continuing operations	6	$(3,517)	1	$119

Discontinued Operations:
Held for sale hotels:
Impairment loss	0	$0	0	$0
Recovery of impairment	0	0	0	0
Subtotal Held for sale hotels	0	$0	0	$0
Sold hotels:
Impairment loss	1	(117)	9	(2,295)
Recovery of impairment	3	237	4	778
Subtotal Sold hotels	4	$120	13	$(1,517)
Net impairment loss reported in discontinued operations	4	$120	13	$(1,517)

Total net impairment:	10	$(3,397)	14	$(1,398)

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

Financial instruments

As of September 30, 2015 and December 31, 2014, the fair value of the derivative liabilities in connection with the February 2012 issuance was determined by the Monte Carlo simulation method.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis (in thousands):

	Fair Value at
	September 30, 2015	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$8,992	$0	$0	$8,992
Warrant derivative	3,337	0	0	3,337
Derivative liabilities, at fair value	$12,329	$0	$0	$12,329

	Fair Value at
	December 31, 2014	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$13,804	$0	$0	$13,804
Warrant derivative	6,533	0	0	6,533
Derivative liabilities, at fair value	$20,337	$0	$0	$20,337

There were no transfers between levels during the nine months ended September 30,  2015  and the twelve months ended December 31, 2014.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3), and the realized and unrealized (gains) losses recorded in the Consolidated Statement of Operations in unrealized derivative gain  (loss)  for each of the three and nine months ending September 30, 2015 and 2014 (in thousands)

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months ended			Three months ended
	September 30, 2015			September 30, 2014
	Series C			Series C
	preferred			preferred
	embedded	Warrant		embedded	Warrant
	derivative	derivative	Total	derivative	derivative	Total
Fair value, beginning of period	$14,209	$6,015	$20,224	$10,297	$5,213	$15,510
Net unrealized (gains) losses on derivatives	(5,217)	(2,678)	(7,895)	3,277	1,338	4,615
Purchases and issuances	0	0	0	0	0	0
Sales and settlements, included in derivative gain (loss)	0	0	0	0	0	0
Gross transfers in	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0
Fair value, end of period	$8,992	$3,337	$12,329	$13,574	$6,551	$20,125
Changes in realized losses, included in income on instruments held at end of period	$0	$0	$0	$0	$0	$0
Changes in unrealized (gains) losses, included in income on instruments held at end of period	$(5,217)	$(2,678)	$(7,895)	$3,277	$1,338	$4,615

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Nine months ended				Nine months ended
	September 30, 2015				September 30, 2014
	Series C		Convertible		Series C		Convertible
	preferred		loan		preferred		loan
	embedded	Warrant	embedded		embedded	Warrant	embedded
	derivative	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value, beginning of period	$13,804	$6,533	$0	$20,337	$3,761	$2,146	$0	$5,907
Net unrealized (gains) losses on derivatives	(4,812)	(3,196)	0	(8,008)	9,813	4,405	0	14,218
Purchases and issuances	0	0	0	0	0	0	151	151
Sales and settlements, included in derivative gain (loss)	0	0	0	0	0	0	(151)	(151)
Gross transfers in	0	0	0	0	0	0	0	0
Gross transfers out	0	0	0	0	0	0	0	0
Fair value, end of period	$8,992	$3,337	$0	$12,329	$13,574	$6,551	$0	$20,125
Changes in realized (gains) losses, included in income on instruments held at end of period	$0	$0	$0	$0	$0	$0	$0	$0
Changes in unrealized (gains) losses, included in income on instruments held at end of period	$(4,812)	$(3,196)	$0	$(8,008)	$9,813	$4,405	$0	$14,218

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The carrying value and estimated fair value of the Company’s debt as of September 30, 2015,  and December 31, 2014 are presented in the table below (in thousands):

	Carrying value		Estimated fair value
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
Held for use	$54,800	$56,653	$56,173	$56,580
Held for sale	10,339	36,034	10,626	35,758
Total	$65,139	$92,687	$66,799	$92,338

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

Key Performance Indicators

Earnings Before Interest, Taxes, Depreciation, Amortization, Noncontrolling Interest and Preferred Stock Dividends

The Company’s Adjusted EBITDA for the three and nine months ended September 30, 2015 was  $3.5 million and $9.1 million, respectively.  The Company’s Adjusted EBITDA for the three and nine months ended September 30, 2014, was $4.8 million and $11.1 million, respectively. Adjusted EBITDA is reconciled to net earnings (loss) as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014

RECONCILIATION OF NET EARNINGS (LOSS) TO ADJUSTED EBITDA
Net earnings (loss) attributable to common shareholders	$10,316	$(3,266)	$6,077	$(15,917)
Interest expense, including discontinued operations	1,169	2,033	4,386	6,380
Loss on debt extinguishment	104	157	111	261
Depreciation and amortization, including discontinued operations	1,099	1,624	3,836	4,956
EBITDA	12,688	548	14,410	(4,320)
Earnings (loss) attributable to noncontrolling interest	724	(3)	721	(19)
Gain on disposition of assets	(2,926)	(2,168)	(4,465)	(2,776)
Impairment loss (recovery)	(313)	921	3,396	1,398
Preferred stock dividends undeclared	914	868	2,707	2,572
Unrealized (gain) loss on derivatives	(7,895)	4,615	(8,008)	14,218
Gain on debt conversion	0	0	0	(88)
Acquisition expense	177	0	194	0
Terminated equity transactions	180	11	180	76
ADJUSTED EBITDA	$3,549	$4,792	$9,135	$11,061

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

EBITDA and Adjusted EBITDA are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We calculate EBITDA and Adjusted EBITDA by adding back to net earnings (loss) available to common shareholders certain non-operating expenses and non-cash charges which are based on historical cost accounting and we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods, even though EBITDA and Adjusted EBITDA also do not represent amounts that accrue directly to common shareholders. In calculating Adjusted EBITDA, we add back noncontrolling interest, net (gain) loss on disposition of assets, preferred stock dividends,  acquisition expense and terminated equity transactions expense, which are cash charges. We also add back impairment, gain on debt conversion and unrealized gain or loss on derivatives, which are non-cash charges.

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

Funds from Operations

The Company’s diluted Adjusted funds from operations (“Adjusted FFO”) for the three and nine months ended September 30, 2015 was $1.9 million and $3.5 million, respectively.  The Company’s Adjusted FFO for the three and nine months ended September 30, 2014 was $2.2 million and $3.4 million, respectively.

The weighted average number of shares outstanding for the calculation of Adjusted FFO basic was 5,597,523 and 5,394,039 for the three and nine months ended September 30, 2015, respectively. The weighted average number of shares outstanding for the calculation of Adjusted FFO basic was 4,685,815 and 3,629,588 for the three and nine months ended September 30, 2014. The weighted average number of shares outstanding for the calculation of Diluted Adjusted FFO was 23,992,867 and 24,072,160 for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, the weighted average number of shares outstanding for the calculation of Diluted Adjusted FFO was 27,186,381 and 18,027,788.

 FFO is reconciled to net earnings (loss) as follows (in thousands except share and per share data):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months		Nine months
	ended September 30		ended September 30,
	2015	2014	2015	2014
RECONCILIATION OF NET EARNINGS (LOSS) TO FFO AND ADJUSTED FFO
Numerator:
Adjusted FFO
Net earnings (loss) attributable to common shareholders	$10,316	$(3,266)	$6,077	$(15,917)
Depreciation and amortization	1,099	1,624	3,836	4,956
Gain on disposition of assets	(2,926)	(2,168)	(4,465)	(2,776)
(Loss) earnings attributable to noncontrolling interest	724	(3)	721	(19)
Impairment loss (recovery)	(313)	921	3,396	1,398
FFO attributable to common shareholders - basic	$8,900	$(2,892)	$9,565	$(12,358)
Unrealized derivative (gain) loss	(7,895)	4,615	(8,008)	14,218
Gain on debt conversion	0	0	0	(88)
Acquisition expense	177	0	194	0
Terminated equity transactions	180	11	180	76
Adjusted FFO attributable to common shareholders - basic	$1,362	$1,734	$1,931	$1,848
Preferred stock dividends declared and undeclared	522	491	1,543	1,535
Adjusted FFO attributable to common shareholders - diluted	$1,884	$2,225	$3,474	$3,383

Diluted FFO
FFO attributable to common shareholders-basic	$8,900	$(2,892)	$9,565	$(12,358)
Preferred stock dividends declared and undeclared	522	0	1,543	0
Unrealized derivative (gain) loss	(7,895)	0	(8,008)	0
FFO attributable to common shareholders-diluted	$1,527	$(2,892)	$3,100	$(12,358)

Denominator (FFO Weighted Average Common Shares):
Basic FFO	5,597,523	4,685,815	5,394,039	3,629,588
Warrants - employees	5,745	0	5,745	0
Restricted stock	714	0	648	0
Preferred stock	18,750,000	0	18,750,000	0
Warrants	(361,115)	0	(78,272)	0
Diluted FFO	23,992,867	4,685,815	24,072,160	3,629,588

Denominator (Adjusted FFO Weighted Average Common Shares)
Basic FFO	5,597,523	4,685,815	5,394,039	3,629,588
Warrants - employees	5,745	0	5,745	0
Restricted stock	714	566	648	7,175
Preferred Stock	18,750,000	18,750,000	18,750,000	9,903,846
Warrants	(361,115)	3,750,000	(78,272)	3,750,000
Convertible debt	0	0	0	737,179
Adjusted Diluted FFO	23,992,867	27,186,381	24,072,160	18,027,788

FFO per share - basic	$1.59	$(0.62)	$1.77	$(3.40)
Adjusted FFO per share - basic	$0.24	$0.37	$0.36	$0.51
FFO per share - diluted	$0.06	$(0.62)	$0.13	$(3.40)
Adjusted FFO per share - diluted	$0.08	$0.08	$0.14	$0.19

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

FFO and Adjusted FFO (“AFFO”) are non-GAAP financial measures. We consider FFO and AFFO to be  market accepted measures of an equity REIT’s operating performance, which are necessary, along with net earnings (loss), for an understanding of our operating results. FFO, as defined under the National Association of Real Estate Investment Trusts (NAREIT) standards, consists of net earnings computed in accordance with GAAP, excluding gains (or losses) from sales of real estate assets and impairment, plus depreciation and amortization of real estate assets. We believe our method of calculating FFO complies with the NAREIT definition. Our interpretation of the NAREIT definition is that noncontrolling interest in net (loss) earnings should be added back to (deducted from) net earnings (loss) as part of reconciling net earnings (loss) to FFO. AFFO is FFO adjusted to exclude either gains or losses on derivative liabilities and gain on debt conversion, which are non-cash charges against earnings and which do not represent results from our core operations.  AFFO also adds back acquisition expense and  terminated equity transactions expense. FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO and AFFO should not be considered as alternatives to net earnings (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

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

NOI is a non-GAAP measure, and is not necessarily indicative of available earnings and should not be considered an alternative to Earnings before net gain on dispositions of assets, other income, interest expense and income taxes. NOI is reconciled to Earnings before net gain on dispositions of assets, other income, interest expense and income taxes as follows (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Earnings before net gain on dispositions of assets, other income, interest expense, and income taxes	$1,875	$2,346	$3,774	$3,409
Add back:
Terminated equity transactions	180	11	180	76
General and administrative	1,451	912	4,183	2,989
Depreciation and amortization	1,099	1,624	3,836	4,844
Hotel operating revenue - discontinued	865	3,664	3,580	12,651
Hotel operating expenses - discontinued	(643)	(2,841)	(2,551)	(9,944)
Other expenses *	1,861	2,243	5,253	6,037
NOI	$6,688	$7,959	$18,255	$20,062

*Other expenses include both continuing and discontinued operations for management fees, bonus wages, insurance, real estate and personal property taxes, and miscellaneous expenses.

Property Operating Income

Property operating income (“POI”) is a non-GAAP financial measure, and should not be considered as an alternative to earnings (loss) from continuing operations or gain from discontinued operations, net of tax. The Company believes that the presentation of hotel property operating results (POI) is helpful to investors, and represents a more useful description of its core operations, as it better communicates the comparability of its hotels’ operating results for all of the company’s hotel properties.

POI from continuing operations is reconciled to net earnings (loss) as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
RECONCILIATION OF NET LOSS FROM	2015	2014	2015	2014

Earnings (loss) from continuing operations	$11,785	$(4,029)	$6,947	$(16,003)
Depreciation and amortization	1,099	1,624	3,836	4,844
Gain on dispositions of assets	(2,928)	(63)	(2,806)	(36)
Unrealized derivative (gain) loss	(7,895)	4,615	(8,008)	14,218
Other income	4	12	(122)	(113)
Interest expense	1,118	1,774	4,135	5,321
Loss on debt extinguishment	104	37	111	141
General and administrative expense	1,451	912	4,183	2,989
Acquisition expense	177	0	194	0
Terminated equity transactions	180	11	180	76
Impairment loss (recovery)	(313)	0	3,517	(119)
POI - continuing operations	$4,782	$4,893	$12,167	$11,318

POI from discontinued operations is reconciled to gain from discontinued operations, net of tax, as follows (in thousands):

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Three months		Nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
Gain from discontinued operations, net of tax	$169	$1,628	$2,558	$2,639
Depreciation and amortization from discontinued operations	0	0	0	112
Gain on dispositions of assets from discontinued operations	2	(2,105)	(1,660)	(2,740)
Interest expense from discontinued operations	51	259	251	1,059
Loss on debt extinguishment	0	120	0	120
Impairment loss (recovery) from discontinued operations	0	921	(120)	1,517
POI - discontinued operations	$222	$823	$1,029	$2,707

Revenue Per Available Room (“RevPAR”), Average Daily Rate (“ADR”), and Occupancy

The following table presents our RevPAR, ADR and occupancy, by region, for the three months ended September 30, 2015 and 2014, respectively. The comparisons of same store operations are for 42 hotels owned as of July 1, 2014, which includes 33 held for use hotels and nine held for sale hotels that are classified in continuing operations as a result of the adoption of ASU 2014-08. Same store calculations exclude three properties which are held for sale and included in discontinued operations as well as properties which have been sold.

	Three months ended September 30, 2015				Three months ended September 30, 2014
	Room				Room
Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Mountain	106	$54.99	78.4%	$70.16	106	$59.68	87.3%	$68.38
West North Central	975	45.42	75.5%	60.12	975	41.71	76.0%	54.87
East North Central	723	61.93	74.7%	82.87	723	55.29	74.2%	74.48
Middle Atlantic	142	48.96	70.9%	69.06	142	47.56	75.4%	63.11
South Atlantic	746	53.86	63.5%	84.76	746	54.74	69.0%	79.36
East South Central	301	49.21	67.8%	72.57	301	46.06	63.3%	72.72
West South Central	176	17.53	45.0%	38.94	176	24.26	65.9%	36.84
Total Same Store	3,169	$50.46	70.0%	$72.10	3,169	$48.19	72.5%	$66.43

States included in the Regions
Mountain	Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Maryland, North Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Louisiana

Our RevPAR, ADR, and occupancy, by franchise affiliation, for the three months ended September 30, 2015 and 2014, were as follows:

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

		Three months ended September 30, 2015				Three months ended September 30, 2014
		Room				Room
Brand		Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Select Service
Upscale
Hilton Garden Inn		100	$98.85	81.6%	$121.17	100	$87.53	74.7%	$117.19
Total Upscale		100	$98.85	81.6%	$121.17	100	$87.53	74.7%	$117.19
Upper Midscale
Comfort Inn / Suites *		1,018	57.93	70.4%	82.30	1,018	55.84	73.3%	76.17
Clarion		59	42.20	70.4%	59.90	59	28.47	46.9%	60.72
Total Upper Midscale		1,077	$57.07	70.4%	$81.07	1,077	$54.34	71.9%	$75.62
Midscale
Quality Inn *		251	59.41	66.5%	89.39	251	55.21	70.9%	77.88
Total Midscale		251	$59.41	66.5%	$89.39	251	$55.21	70.9%	$77.88
Economy
Days Inn		379	33.13	59.8%	55.41	379	34.99	68.9%	50.80
Super 8		1,161	44.97	75.3%	59.75	1,161	42.83	77.1%	55.55
Other Economy (1)		201	44.22	55.2%	80.10	201	42.67	57.6%	74.05
Total Economy		1,741	$42.31	69.6%	$60.80	1,741	$41.10	73.1%	$56.26

Total Same Store		3,169	$50.46	70.0%	$72.10	3,169	$48.19	72.5%	$66.43

	(1)	Includes Rodeway Inn and Independent Brands

     * On July 15, 2015, the Morgantown Comfort Inn was reflagged as a Quality Inn.

The following table presents our RevPAR, ADR and occupancy, by region, for the nine months ended September 30, 2015 and 2014, respectively. The comparisons of same store operations (excluding held for sale hotels) are for 42 hotels owned as of January 1, 2014, which includes 33 held for use hotels and nine held for sale hotels that are classified in continuing operations as a result of the adoption of ASU 2014-08. Same store calculations exclude three properties which are held for sale and included in discontinued operations as well as properties which have been sold.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

	Nine months ended September 30, 2015				Nine months ended September 30, 2014
	Room				Room
Region	Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Mountain	106	$43.39	70.0%	$62.03	106	$46.56	75.9%	$61.34
West North Central	975	38.74	68.8%	56.34	975	35.11	67.4%	52.09
East North Central	723	49.57	65.3%	75.87	723	46.51	66.1%	70.36
Middle Atlantic	142	44.26	67.5%	65.57	142	43.07	71.3%	60.41
South Atlantic	746	50.89	61.8%	82.30	746	50.49	65.1%	77.59
East South Central	301	44.85	63.2%	70.92	301	40.66	58.3%	69.73
West South Central	176	19.40	50.6%	38.35	176	22.00	59.3%	37.10
Total Same Store	3,169	$43.98	64.8%	$67.87	3,169	$41.87	65.7%	$63.73

States included in the Regions
Mountain	Montana
West North Central	Iowa, Kansas, Missouri, Nebraska and South Dakota
East North Central	Indiana and Wisconsin
Middle Atlantic	Pennsylvania
South Atlantic	Florida, Maryland, North Carolina, Virginia and West Virginia
East South Central	Kentucky and Tennessee
West South Central	Louisiana

Our RevPAR, ADR, and occupancy, by franchise affiliation, for the nine months ended September 30, 2015  and 2014, were as follows:

		Nine months ended September 30, 2015				Nine months ended September 30, 2014
		Room				Room
Brand		Count	RevPAR	Occupancy	ADR	Count	RevPAR	Occupancy	ADR
Select Service
Upscale
Hilton Garden Inn		100	$88.86	76.9%	$115.53	100	$78.07	68.7%	$113.64
Total Upscale		100	$88.86	76.9%	$115.53	100	$78.07	68.7%	$113.64
Upper Midscale
Comfort Inn / Suites *		1,018	$51.29	65.9%	$77.83	1,018	$49.35	67.9%	$72.71
Clarion		59	41.29	70.3%	58.71	59	30.27	47.0%	64.42
Total Upper Midscale		1,077	$50.75	66.1%	$76.72	1,077	$48.31	66.7%	$72.39
Midscale
Quality Inn *		251	44.44	55.4%	80.17	251	43.57	60.0%	72.58
Total Midscale		251	$44.44	55.4%	$80.17	251	$43.57	60.0%	$72.58
Economy
Days Inn		379	30.32	58.0%	52.28	379	30.15	61.0%	49.41
Super 8		1,161	37.98	68.3%	55.60	1,161	35.29	67.8%	52.05
Other Economy (1)		201	45.27	55.9%	81.04	201	47.38	62.5%	75.84
Total Economy		1,741	$37.15	64.6%	$57.49	1,741	$35.57	65.7%	$54.13

Total Same Store		3,169	$43.98	64.8%	$67.87	3,169	$41.87	65.7%	$63.73

	(1)	Includes Rodeway Inn and Independent Brands

    * On July 15,  2015, the Morgantown Comfort Inn was reflagged as a Quality Inn.

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

Item 5.  OTHER INFORMATION

On November 9, 2015, the Company received notification from the Nasdaq Listings Qualification Department of The NASDAQ Stock Market LLC (“Nasdaq”) that for the previous 30 consecutive business days, the market value of publicly held shares (“MVPHS”) of the Company’s common stock had closed below the minimum $5 million requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(1)(C).

The Company currently has 4,937,050 shares of common stock outstanding, which currently have a market value in excess of $5 million.  However, under the NASDAQ listing rules, 1,737,758 shares of the Company’s common stock (35% of the outstanding common stock) which are held directly or indirectly by officers, directors or 10% beneficial owners of the total shares outstanding are not considered publicly held shares for purposes of calculating MVPHS.

Part I. FINANCIAL INFORMATION, CONTINUED:

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The notice has no effect on the listing of the Company’s common stock at this time and its common stock will continue to trade on The NASDAQ Global Market under the symbol “CDOR.”

The Company has been provided 180 calendar days, or until May 9, 2016, to regain compliance with the minimum MVPHS requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company can regain compliance if at any time during the 180-day period the closing MVPHS is at least $5 million for a minimum of 10 consecutive business days. In the event the Company does not regain compliance with the MVPHS requirement prior to May 9, 2016, the common stock will be subject to delisting.

The Company intends to monitor the MVPHS of the common stock and is exploring alternatives to regain compliance or submitting an application to transfer to The Nasdaq Capital Market.  The Company believes it would currently qualify for listing on The Nasdaq Capital Market. However, there can be no assurance that the Company will be able to regain compliance or successfully transfer to The Nasdaq Capital Market.

Part II. OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2015).

10.1	Letter dated July 9, 2015 with Corrine L. Scarpello (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 9, 2015).

10.2

Purchase and Sale Agreement dated as of July 14, 2015 between Supertel Limited Partnership and PHG College Park, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 14, 2015).

10.3

Purchase and Sale Agreement dated as of July 14, 2015 between Supertel Limited Partnership and PHG Jax Flagler, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 14, 2015).

10.4

Purchase and Sale Agreement dated as of July 14, 2015 between Supertel Limited Partnership and PHG San Antonio, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 14, 2015).

10.5

Agreement dated as of July 23, 2015 between Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anonima and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 23, 2015).

10.6

Hotel Management Agreement dated October 1, 2015 between TRS San Spring, LLC and Peachtree Hospitality Management, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 1, 2015).

10.7

Hotel Management Agreement dated October 1, 2015 between TRS Atl Indy, LLC and Peachtree Hospitality Management, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 1, 2015).

10.8

Hotel Management Agreement dated October 1, 2015 between TRS Jax Court, LLC and Peachtree Hospitality Management, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated October 1, 2015).

10.9*	Loan Agreement dated October 2, 2015 between GE Capital Franchise Finance Corporation and CDOR Atl Indy, LLC and TRS Atl Indy, LLC.

10.10*	Loan Agreement dated October 2, 2015 between GE Capital Franchise Finance Corporation and CDOR Jax Court, LLC and TRS Jax Court, LLC.

10.11*	Term Loan Note dated October 2, 2015 by CDOR Atl Indy, LLC and TRS Atl Indy, LLC to the order of GE Capital Franchise Finance Corporation.

10.12*	Term Loan Note dated October 2, 2015 by CDOR Jax Court, LLC and TRS Jax Court, LLC to the order of GE Capital Franchise Finance Corporation.

10.13*	Guaranty dated October 2, 2015 by the Company for the benefit of GE Capital Franchise Finance Corporation.

Part II. OTHER INFORMATION

10.14*	Guaranty dated October 2, 2015 by the Company for the benefit of GE Capital Franchise Finance Corporation.
10.15*

Assignment and Assumption of Deed of Trust and Other Loan Documents and Modification Agreement dated October 1, 2015 by and among PHG San Antonio, LLC, Jatin Desai, Mitul Patel, and Gregory M. Friedman, CDOR San Spring, LLC, TRS San Spring, LLC and the Company, and LMREC 2015-CRE1, Inc.

10.16*	Promissory Note (Springhill Suites) dated April 21, 2014 by PHG San Antonio, LLC to the order of LMREC III Holdings III, Inc.

10.17*	Deed of Trust, Security Agreement and Financing Statement by PHG San Antonio, LLC to Cyrus N. Ansari, Esq. for the benefit of LMREC III Holdings III, Inc.

10.18*	Indemnity and Guarantee Agreement (Springhill Suites) dated October 1, 2015 by the Company in favor of LMREC 2015-CRE 1, Inc.
10.19*	Lockbox and Security Agreement (Springhill Suites) dated October 1, 2015 by CDOR San Spring, LLC and TRS San Spring, LLC in favor of LMREC 2015-CRE 1, Inc.

31.1*	Section 302 Certificate of Chief Executive Officer

31.2*	Section 302 Certificate of Chief Financial Officer

32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015,  formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*    Filed herewith

Part II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDOR HOSPITALITY TRUST, INC.

By:	/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

Dated this 13th day of November, 2015

By:	/s/ Jonathan Gantt
Jonathan Gantt
Chief Financial Officer

Dated this 13th day of November, 2015

Condor Hospitality Trust, Inc. and Subsidiaries

Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2015).
10.1	Letter dated July 9, 2015 with Corrine L. Scarpello (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 9, 2015).

10.2

Purchase and Sale Agreement dated as of July 14, 2015 between Supertel Limited Partnership and PHG College Park, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 14, 2015).

10.3

Purchase and Sale Agreement dated as of July 14, 2015 between Supertel Limited Partnership and PHG Jax Flagler, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 14, 2015).

10.4

Purchase and Sale Agreement dated as of July 14, 2015 between Supertel Limited Partnership and PHG San Antonio, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 14, 2015).

10.5

Agreement dated as of July 23, 2015 between Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anonima and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 23, 2015).

10.6

Hotel Management Agreement dated October 1, 2015 between TRS San Spring, LLC and Peachtree Hospitality Management, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 1, 2015).

10.7

Hotel Management Agreement dated October 1, 2015 between TRS Atl Indy, LLC and Peachtree Hospitality Management, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 1, 2015).

10.8

Hotel Management Agreement dated October 1, 2015 between TRS Jax Court, LLC and Peachtree Hospitality Management, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated October 1, 2015).

10.9*	Loan Agreement dated October 2, 2015 between GE Capital Franchise Finance Corporation and CDOR Atl Indy, LLC and TRS Atl Indy, LLC.
10.10*	Loan Agreement dated October 2, 2015 between GE Capital Franchise Finance Corporation and CDOR Jax Court, LLC and TRS Jax Court, LLC.

10.11*	Term Loan Note dated October 2, 2015 by CDOR Atl Indy, LLC and TRS Atl Indy, LLC to the order of GE Capital Franchise Finance Corporation.

10.12*	Term Loan Note dated October 2, 2015 by CDOR Jax Court, LLC and TRS Jax Court, LLC to the order of GE Capital Franchise Finance Corporation.
10.13*	Guaranty dated October 2, 2015 by the Company for the benefit of GE Capital Franchise Finance Corporation.

Condor Hospitality Trust, Inc. and Subsidiaries

10.14*	Guaranty dated October 2, 2015 by the Company for the benefit of GE Capital Franchise Finance Corporation.

10.15*

Assignment and Assumption of Deed of Trust and Other Loan Documents and Modification Agreement dated October 1, 2015 by and among PHG San Antonio, LLC, Jatin Desai, Mitul Patel, and Gregory M. Friedman, CDOR San Spring, LLC, TRS San Spring, LLC and the Company, and LMREC 2015-CRE1, Inc.

10.16*	Promissory Note (Springhill Suites) dated April 21, 2014 by PHG San Antonio, LLC to the order of LMREC III Holdings III, Inc.

10.17*	Deed of Trust, Security Agreement and Financing Statement by PHG San Antonio, LLC to Cyrus N. Ansari, Esq. for the benefit of LMREC III Holdings III, Inc.

10.18*	Indemnity and Guarantee Agreement (Springhill Suites) dated October 1, 2015 by the Company in favor of LMREC 2015-CRE 1, Inc.

10.19*	Lockbox and Security Agreement (Springhill Suites) dated October 1, 2015 by CDOR San Spring, LLC and TRS San Spring, LLC in favor of LMREC 2015-CRE 1, Inc.

31.1*	Section 302 Certificate of Chief Executive Officer

31.2*	Section 302 Certificate of Chief Financial Officer

32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

* Filed herewith