Form 10-K
period 2015-12-31
CONDOR HOSPITALITY TRUST, INC.
filed 2016-03-24
CIK 929545

Xt

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2015 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $10.6 million based on the price at which the common stock was last sold on that date as reported on the Nasdaq Global Market. At March 18, 2016, there were 4,941,878 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) to be filed within 120 days of the fiscal year ended December 31, 2015, are incorporated into Part III.

FORWARD-LOOKING STATEMENTS

Certain information both included and incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on assumptions that management has made in light of experience in the business in which we operate, as well as management’s perceptions of historical trends, current conditions, expected future developments, and other factors believed to be appropriate under the circumstances. These statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control), and assumptions. Management believes that these forward-looking statements are based on reasonable assumptions.

Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, risks associated with debt financing, interest rates, competition, supply and demand for hotel rooms in our current and proposed market areas, policies and guidelines applicable to real estate investment trusts, and other risks and uncertainties described herein, and in our filings with the SEC from time to time.  These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.  We caution readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.

PART I

ITEM 1. BUSINESS

References to “we,” “our,” “us,” and “Company” refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

Overview

Condor Hospitality Trust, Inc. (“CDOR,” “Condor,” or the “Company”), which until July 15, 2015 was formerly named Supertel Hospitality, Inc., was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. Our common stock began to trade on the Nasdaq Stock Market on October 30, 1996 and trades under the symbol “CDOR”.  Our Series A and Series B preferred stock began to trade on the Nasdaq Stock Market on December 30, 2005 and June 3, 2008, respectively.

CDOR is a self-administered real estate investment trust (REIT) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of December 31, 2015, the Company owned 42 hotels, representing 3,504 rooms, in 20 states.

Our significant events for 2015 include:

•

On October 1 and 2, 2015, the Company acquired three premium select service hotels from affiliates of Peachtree Hotel Group II, LLC. The hotels are located in San Antonio, Texas; Jacksonville, Florida; and Atlanta, Georgia.  The total purchase price was approximately $42.5 million.

•

We sold 17 hotels for gross proceeds of $54.7 million and primarily used the net proceeds, after repayment of the underlying loans, to fund the October 2015 acquisitions, to build cash reserves for future hotel acquisitions, and for general corporate purposes.

•	Effective July 15, 2015, the Company changed its name to Condor Hospitality Trust, Inc. from Supertel Hospitality, Inc.

•

J. William Blackham joined the Company as Chief Executive Officer in March, Jonathan Gantt joined the Company as Senior Vice President and Chief Financial Officer in October, and Arinn Cavey joined the Company as Chief Accounting Officer in September.

Additionally, as discussed further in the Subsequent Events footnote to the consolidated financial statements, on March 16, 2016, the Company entered into a series of agreements providing for (a) the issuance and sale of Condor’s Series D cumulative convertible preferred stock in a private transaction, (b) the exchange of all of Condor’s outstanding Series C preferred stock for Series D preferred stock, and (c) the cash redemption of all of Condor’s outstanding Series A and Series B preferred stock.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnerships, Supertel Limited Partnership and its subsidiaries (“SLP”) and E&P Financing Limited Partnership and its subsidiaries (“E&P”), for which we serve as general partner. As of December 31, 2015, we owned an approximate 90.1% ownership interest in SLP and a 100% ownership in E&P.  In the future, SLP may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required by the Internal Revenue Service (“IRS”) for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels.  Therefore, SLP and E&P and their subsidiaries lease our hotel properties to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc., and its wholly owned subsidiaries (“the TRS”). The TRS in turn engages third-party eligible independent contractors to manage the hotels.  SLP, E&P, and the TRS and their respective subsidiaries are consolidated into the Company’s financial statements.

We are engaged primarily in the business of owning equity interests in hotel properties and therefore our business is disclosed as one reportable segment.  See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required in this Item 1.

Mission Statement

Our mission is to provide to our shareholders attractive total returns for the lodging sector through (1) disciplined investment in high quality select service, limited service, extended stay, and compact full service hotels, and (2) intensive asset management to achieve enhanced results.

We achieve this mission through the disciplined and efficient execution of the following Core Strategies:

•	Acquisition Strategy
•	Disposition Strategy
•	Asset Management Strategy
•	Financing Strategy

We understand that we cannot achieve our mission alone and therefore partner with the following primary Business Partners in the execution of our mission:

•	Franchise Partners
•	Management Partners

Core Strategies

Acquisition Strategy

The objective of our acquisition strategy is to enable us to acquire assets that meet our target property characteristics and investment criteria at attractive valuations. We believe that our existing relationships with owners, operators, and developers of select service hotels will provide us with access to certain off-market acquisition opportunities before they become known to other real estate investors.  Typically, off-market transactions lead to more attractive valuation outcomes.  Our organizational documents do not limit the types of investments we can make; however, our intent is to execute the acquisition strategy as detailed herein.

We believe our target property characteristics and investment criteria, coupled with our ability to source off-market transactions, differentiates us from our peers and will enable us to achieve our mission of attractive returns to our shareholders.

Target Property Characteristics

Our target properties are high quality select service, limited service, extended stay, and compact full service hotels located primarily in the top 25 – 100 Metropolitan Statistical Areas (“MSAs”), with a focus on the top 25 – 50 MSAs.  From time to time, we may acquire assets outside these target MSAs if we are able to acquire the asset at an attractive valuation and have confidence in the value proposition of the property.  If within a top 25 MSA, the asset will typically be located within a secondary or tertiary market of the larger MSA.  The hotels we will look to acquire will be franchised under premium flags by brands such as Hilton, Marriott, IHG, Choice, Hyatt, Starwood, and Wyndham, and operated by third party management companies.

In October 2015, we acquired three hotels that reflect the aforementioned target property characteristics: Marriott Courtyard Jacksonville, Florida; Hotel Indigo Atlanta, Georgia; and Springhill Suites San Antonio, Texas.

Investment Criteria

We perform thorough due diligence and utilize extensive research to evaluate any target market or property.  This due diligence and research may include, but is not limited to, analyzing the long-term economic outlook of an MSA, reviewing trends in local lodging demand and supply, assessing property condition and required capital investment, and understanding historical property financial performance.  Specific investment criteria for hotels we are looking to acquire may include but are not limited to:

•	hotels that operate under leading premium franchise brands and possess key attributes such as building design and décor that is consistent with current generation brand standards;
•

hotels that are located within the top 25 – 100 MSAs, in close proximity to multiple demand drivers, including large corporations, regional hospitals, regional business hubs, recreational travel destinations, significant retail centers, and military installations, among others;

•	hotels that are located within markets that have favorable economic, job growth, and demographic factors;
•	hotels that have illustrated an ability to generate stabilized and dependable revenue and net operating income;
•

hotels that were constructed or underwent major renovations less than ten years prior to our acquisition and have significant time (generally ten or more years) remaining on the existing franchise license;

•	hotels that have some value-added growth potential through operating efficiencies, institutional asset management, repositioning, renovations, or rebranding;
•	hotels that can be acquired at a discount to replacement cost; and/or
•	hotels that can be acquired in off-market transactions.

Disposition Strategy

Currently, we are engaged in a process of transitioning our portfolio from economy hotels to high quality select service, limited service, and extended stay hotels.  In order to achieve this objective, we have focused on disposing of legacy assets that do not meet the property characteristics and investment criteria discussed above.  In the last five years, we have sold 68 hotels.  The value unlocked from asset sales will be redeployed into newer, higher-quality assets meeting the acquisition strategy discussed above.  Just as we carefully evaluate the hotels we plan to acquire, our asset management team has evaluated the timing and composition of the legacy hotels to be disposed of in order to maximize returns for our shareholders.  We are committed to a disciplined but timely monetization of the legacy assets in order to achieve the strategic repositioning of the portfolio.  In 2016, we will continue to dispose of assets that do not fit the new strategic vision of our portfolio.

Additionally, from time to time, we may undertake the sale of one or more hotels that meet the property characteristics and investment criteria discussed above.  These disposition decisions are the result of a thorough analysis and typically in response to changes in market conditions, our current or projected return on our investment in the hotel, or other factors which we deem relevant to the disposition decision.

Asset Management Strategy

Through collaboration with our third-party operators, we seek to maximize value to our shareholders through improvements to our existing hotels’ operating results.  We achieve this result by constantly monitoring the performance of each individual hotel and identifying opportunities for value-enhancement through intensive asset management strategies.  We will make recommendations to our third-party operators in all aspects of our hotels operations, including revenue management, physical design, guest experience, market positioning, and overall property strategy.  Fundamentally, all strategies are focused on growing the revenue of a hotel, controlling expenses, and/or maximizing the guest experience to drive returns.

We work with our third-party operators to develop short- and long-term capital investment plans that are focused on generating positive returns for our shareholders.  The capital improvements may involve investments in expansions, additions, renovations, technology upgrades, and/or energy efficiency improvements.

Additionally, from time to time, we may come to the conclusion that a particular asset may provide greater returns to our shareholders after an extensive repositioning of the asset in the market.  In these instances, capital investment in a greater amount than typical for an asset may be required to achieve the desired repositioning.  These decisions are made after a thorough analysis of the property, market conditions, and the potential for a positive return on investment that exceeds our investment hurdle rates.

Financing Strategy

Our financing strategy is to minimize the cost of our capital in order to maximize the returns generated for our shareholders.  We intend to finance our long-term growth with common and preferred equity issuances and debt financings that have staggered maturities.  From time to time, when purchasing hotel properties, we may issue limited partnership interests in SLP to third parties as full or partial consideration to sellers.  Currently, our debt includes a recourse line of credit secured by certain hotels and mortgages secured by our hotel properties.  In the future we plan on using a revolving credit facility, term loans, common and preferred equity issuances, and mortgage debt financings to fund future acquisitions as well as for property redevelopments, return on investment initiatives, and working capital requirements.

Business Partners

Franchise Partners

We believe that in order to achieve our mission we must partner with the right franchisors of quality brands in our target segments.  To this end, we have built strong relationships with many of the leading franchisors of the strongest brands in the segments we target, including Hilton, Marriott, IHG, Choice, and Wyndham.  The franchisors provide a variety of benefits and value which include national advertising, marketing programs to increase brand awareness, personnel training, and centralized reservation systems.  We are constantly monitoring and evaluating the performance of these franchisors and their respective brands so that, when necessary, we can adapt our franchise partner strategy to maximize returns to our shareholders.

Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue.  The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term.

Our 42 hotels owned at December 31, 2015 operate under the following national and independent brands.  Pursuant to our previously discussed strategy, we envision the composition of this brand portfolio to change dramatically as we continue to transition the portfolio.

Franchise Brand	Number of Hotels	Number of Rooms
Acquired In or Since 2012:
Courtyard by Marriott (1)	1	120
Hilton Garden Inn (2)	1	100
Hotel Indigo (3)	1	142
Springhill Suites (1)	1	116
Legacy Properties Owned Prior to 2012:
Super 8 (4)	13	1,020
Comfort Inn/Comfort Suites (5)	12	908
Quality Inn (5)	5	303
Days Inn (4)	3	321
Savannah Suites (6)*	2	334
Clarion (5)	1	59
Key West Inn (7)	1	40
Supertel Inn (8)*	1	41
Total	42	3,504

(1) Courtyard by Marriott ® and Springhill Suites ® are a registered trademarks of Marriott International.

(2) Hilton Garden Inn® is a registered trademark of Hilton Hotels Corporation

(3) Hotel Indigo® is a registered trademark of InterContinental Hotels Group (IHG)

(4) Super 8® and Days Inn ® are registered trademarks of Wyndham Worldwide

(5) Clarion®, Comfort Inn ®, Comfort Suites ®, and Quality Inn® are registered trademarks of Choice Hotels International, Inc.

(6) Savannah Suites® is a registered trademark of Guest House Inn Corp.

(7) Key West Inn ® is a registered trademark of Key West Inns.

(8) Supertel Inn® is a registered trademark of Condor Hospitality Trust, Inc.

* Independent hotel brands unassociated with a national franchise brand

Management Partners

As a REIT, we are not permitted to directly operate any of our hotels.  We partner closely with some of the leading hotel management companies in order to operate our hotels with the ultimate objective of improving same-store hotel performance throughout our portfolio.  Each management agreement provides for a set term and is subject to early termination upon the occurrence of defaults and certain other events.  As required under the REIT qualification rules, each manager must qualify as an “eligible independent contractor” during the term of the management agreement.

Our 42 hotels owned at December 31, 2015 are operated by the following third-party management companies:

Management Company	Number of Hotels	Number of Rooms
Kinseth Hotel Corporation	15	1,147
Strand Development Company, LLC	13	1,022
Hospitality Management Advisors, Inc.	10	857
Peachtree Hospitality Management, LLC	3	378
Cherry Cove Hospitality Management, LLC	1	100
Total	42	3,504

Seasonality of Hotel Business

Historically, as a result of the geographic areas in which we operate, the operations of our hotels have been seasonal in nature.  Generally, occupancy rates, revenue, and operating income have been greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters of the year.  The results of the hotels acquired in October 2015, because of their locations and chain scale, are expected to be less seasonal in nature than our legacy portfolio of assets.

Competition

The hotel industry is highly competitive.  Each of our hotels is located in a developed area that includes other hotel properties.  The number of competitive hotel properties in a particular area could have a material adverse effect on revenue, occupancy, and the average daily room rate of our hotels or of hotel properties acquired in the future, and thus our financial results.

We may compete for investment opportunities with entities that have substantially greater financial resources than us.  These entities generally may be able to accept more risk than we can prudently manage. Competition in general may reduce the number of suitable investment opportunities for us and increase the bargaining power of property owners seeking to sell.

Tax Status

The Company qualifies and intends to continue to qualify as a REIT under the applicable provisions of the Internal Revenue Code (the “Code”), as amended.  In general, under such Code provisions, a trust which has made the required election and, in the taxable year, meets certain requirements and distributes to its shareholders at least 90% of its REIT taxable income, will not be subject to federal income tax to the extent of the income currently distributed to shareholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  Taxable income from non-REIT activities managed through the TRS, which is taxed as a C-Corporation, is subject to federal, state, and local income taxes.

Employees

At December 31, 2015, the REIT had 15 employees.  The staff at our hotels are employed by our third-party hotel managers.

Available Information

Our executive offices are located at 1800 West Pasewalk Avenue, Suite 200, Norfolk, Nebraska 68701, our telephone number is (402) 371-2520, and we maintain an Internet website located at www.condorhospitality.com.  Our annual reports on Form 10-K and quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge on our website as soon as reasonably practicable after they are filed with the SEC.  We also make available the charters of our board committees and our Code of Business Conduct and Ethics on our website.  Copies of these documents are available in print to any shareholder who requests them.  Requests should be sent to Condor Hospitality Trust, Inc., 1800 West Pasewalk Avenue, Suite 200, P.O. Box 1448, Norfolk, Nebraska 68701, Attn: Corporate Secretary.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

The economy has negatively impacted the hotel industry and our business, and we incurred losses in fiscal years 2011 to 2014.

A soft economy and apprehension among consumers have negatively impacted the hotel industry and our business and contributed to our net losses of $16.3 million, $1.4 million, $10.2 million, and $17.5 million for our 2014, 2013, 2012, and 2011 fiscal years, respectively.  The slowing economy caused a softening in business travel, especially among construction-related workers, who are a particularly strong guest group for many of our hotels.  Recent improvements in the economy and midscale sectors are reflected in our 2015 and 2014 results. However, future deterioration in the economy could harm our growth and financial results.

Our returns depend on management of our hotels by third parties.

In order to qualify as a REIT, we cannot operate any hotel or participate in the decisions effecting the daily operations of any hotel. Under the REIT Modernization Act of 1999, REITs are permitted to lease their hotels to TRSs. However, a TRS, such as our TRS, may not operate or manage the leased hotels and, therefore, must enter into management agreements with third-party eligible independent contractors to manage the hotels. Thus, an independent operator under a management agreement with our TRS controls the daily operations of each of our hotels.

Under the terms of our management agreements, our ability to participate in operating decisions regarding the hotels is limited. We depend on our management companies to adequately operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room, and average daily rates, we may not be able to force our management companies to change their methods of operation of our hotels. We can only seek redress if a management company violates the terms of the management agreement with our TRS, and then only to the extent of the remedies provided for under the terms of the applicable management agreement. If any of the foregoing occurs at franchised hotels, our relationship with the franchisors may be damaged, and we may be in breach of one or more of our franchise agreements. Additionally, in the event that we need to replace a management company, we may experience decreased occupancy and other significant disruptions at our hotels and in our operations generally.

Failure of the hotel industry to continue to improve or remain stable may adversely effect our ability to execute our business strategies, which in turn would adversely effect our ability to make distributions to our stockholders.

Our business strategy is focused in the hotel industry, and we cannot assure you that hotel industry fundamentals will continue to improve or remain stable. Economic slowdown and world events outside our control, such as terrorism, have adversely effected the hotel industry in the recent past and if these events reoccur,  they may adversely effect the industry in the future. In the event conditions in the hotel industry do not continue to improve or remain stable, our ability to execute our business strategies will be adversely effected, which in turn would adversely effect our ability to make distributions to our stockholders.

We face competition for the acquisition of hotels and we may not be successful in identifying or completing hotel acquisitions that meet our criteria, which may impede our growth.

One component of our business strategy is expansion through acquisitions, and we may not be successful in identifying or completing acquisitions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, other REITs, hotel companies, and others who are engaged in the acquisition of hotels. This competition for hotel investments may increase the price we pay for hotels and these competitors may succeed in acquiring the hotels we seek to acquire. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater marketing and financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them. If we pay higher prices for hotels, our returns on investment and profitability may be reduced. Also, future acquisitions of hotels may not yield the returns we expect and may result in stockholder dilution.

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

The performance of the hotel industry usually follows the general economy.  During the recession of 2008 and 2009, overall travel was reduced, which had a significant effect on our results of operations.  Uncertainty in the strength and direction of the recovery have slowed the pace of the overall economic recovery.  A stall in the economic recovery or a resurgent recession could have a material adverse effect on our results of operations.

We will likely seek to sell equity and/or debt securities to meet our need for additional cash, and we cannot assure you that such financing will be available and further, in connection with such sales our current shareholders could experience a material amount of dilution.

We may require additional cash resources based on business conditions and any acquisitions we may decide to pursue.  We will likely seek to sell additional equity and/or debt securities.  We cannot assure you that the sale of such securities will be available in amounts or on terms acceptable to us, if at all. If our board determines to sell additional shares of common stock or other debt or equity securities, a material amount of dilution may cause the market price of the common stock to decline.  On September 26, 2013, based on market conditions, pricing expectations, and after discussions with the underwriters, we withdrew and terminated our previously announced proposed public offering of 16,700,000 shares of common stock.  On September 17, 2015, based on volatility and the unfavorable direction of the stock markets and the price of our common stock, we withdrew and terminated an exchange offer of common stock for Series A and Series B preferred stock.

We may not be able to sell hotels on favorable terms.

Over the past five years we have sold 68 hotels, and we have 16 hotel properties held for sale as of December 31, 2015.  We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our disposition strategy. In the event that we cannot fully execute our disposition strategy or realize the benefits therefrom, we may not be able to fully execute our growth strategy.

We face risks associated with the use of debt, including refinancing risk.

We may not be able to successfully extend, refinance, or repay our debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards, or deteriorating economic conditions, which could make it more difficult for us to obtain future credit facilities or loans on terms similar to the terms of our current credit facilities and loans or at all.

While we are in arrears on preferred stock dividends, we are restricted in our ability to pay any dividend on or repurchase our common stock.

Commencing with dividends due on our preferred stock on December 31, 2013, we suspended the payment of dividends on our Series A preferred stock, Series B preferred stock, and Series C convertible preferred stock to preserve capital and improve liquidity. Further, the Company cannot declare or pay a dividend on our common stock as long as any shares of our Series A preferred stock, Series B preferred stock, and Series C convertible preferred stock remain outstanding, unless all undeclared and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on our preferred stock. In addition, while we are in arrears in the payment of preferred stock dividends, we may not redeem, purchase, or acquire any shares of our common stock or other capital stock ranking junior to the preferred stock, other than for limited exceptions. These restrictions limit our ability to manage our capital resources generally and, specifically, to return capital to our common stockholders, and may adversely effect the value of an investment in our common stock.

Holders of the Series A preferred stock and Series B preferred stock generally have no voting rights. However, if dividends on the Series A preferred stock are in arrears for six consecutive months or nine months (whether or not consecutive) in any twelve-month period or dividends on the Series B preferred stock are in arrears for six or more quarterly periods (whether or not consecutive), holders of the Series A and Series B preferred stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, will be entitled to elect two directors. Until all such dividend arrearages and dividends for the then current period have been paid, at each annual meeting the holders of Series A preferred stock and Series B preferred stock, voting as one group, will be entitled to elect two directors to serve until the next annual meeting, The terms of the directors will earlier terminate within twelve months after all dividend arrearages have been paid. At the Company’s annual meeting on June 10, 2015, holders of Series A preferred stock and Series B preferred stock, voting as one class, elected two directors.

As discussed further in the Subsequent Events footnote to the consolidated financial statements, on March 16, 2016, the Company issued notices to redeem the Series A and Series B preferred stock on April 15, 2016 at their contractual liquidation preferences plus all accrued and unpaid dividends through the redemption date and the funds to complete the redemption were placed into escrow.  With notice given and the redemption funds deposited in escrow, all rights of the holders of the Series A and Series B preferred stock terminated, except the right to receive the redemption price.

If we are unable to maintain compliance with Nasdaq’s listing requirements, our common stock, Series A preferred stock, and Series B preferred stock could be delisted from the Nasdaq Global Market, which would negatively impact our liquidity, our stockholders’ ability to sell shares, and our ability to raise capital.

Our common stock, Series A preferred stock, and Series B preferred stock are currently listed for trading on the Nasdaq Global Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a market value of publicly held shares of common stock (excluding shares of common stock held by our executive officers, directors, and 10% or more shareholders) of at least $5 million, a minimum common stockholders’ equity of $10 million, and a minimum bid price for our common stock of $1.00 per share, or risk delisting.

On November 9, 2015, the Company received notification from the Nasdaq Listings Qualification Department of the Nasdaq that for the previous 30 consecutive business days, the market value of publicly held shares (“MVPHS”) of the Company’s common stock had closed below the minimum $5.0 million requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(1)(C).  The Company was provided 180 calendar days, or until May 9, 2016, to regain compliance with the minimum MVPHS requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company can regain compliance if at any time during the 180-day period the closing MVPHS is at least $5 million for a minimum of 10 consecutive business days. In the event the Company does not regain compliance with the MVPHS requirement prior to May 9, 2016, the common stock will be subject to delisting.

As of March 18, 2016, the Company has 4,941,878 shares of common stock outstanding.  Under the Nasdaq listing rules, 1,529,721 shares of the Company’s common stock (31% of the outstanding common stock) that are held directly or indirectly by officers, directors, or 10% beneficial owners of the total shares outstanding are not considered publicly held shares for purposes of calculating MVPHS.  Based on a March 18, 2016 closing common stock price of $1.49, the Company’s MVPHS is $5.08 million, in excess of the Nasdaq required value of $5.0 million.  However, this value has not currently been maintained for the required minimum 10 consecutive business days.

A delisting of our common stock from the Nasdaq Global Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital.

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

We analyze our assets for impairment when events or circumstances occur that indicate an asset’s carrying value may not be recoverable.  For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value.  Our operating results for 2015, 2014, and 2013 include $3.7 million, $2.9 million, and $7.1 million, respectively, of total impairment charges related to our hotels.  Factors such as increased local competition, age and condition of hotels, and national and local declines in the economy may result in additional impairment charges, which will negatively effect our results of operations. We can provide no assurance that any impairment loss recognized would not be material to our results of operations.

Our TRS lessee structure subjects us to the risk of increased operating expenses.

Our hotel management agreements require us to bear the operating risks of our hotel properties. Our operating risks include not only changes in hotel revenue and changes in the TRS’s ability to pay the rent due under the leases, but also increased operating expenses, including, among other things:

•	wage and benefit costs;
•	repair and maintenance expenses;
•	energy costs;
•	property taxes;
•	insurance costs; and
•	other operating expenses.

Any decreases in hotel revenue or increases in operating expenses could have a material adverse effect on our earnings and cash flow.

Our debt service obligations could adversely effect our operating results, may require us to liquidate our properties, and could limit our ability to make distributions to our stockholders.

We seek to maintain a total stabilized debt level of no more than 70% of our aggregate property investment at cost. We, however, may change or eliminate this target at any time without the approval of our stockholders. In the future, we and our subsidiaries may incur substantial additional debt, including secured debt. Incurring such debt could subject us to many risks, including the risks that:

•	our cash flow from operations will be insufficient to make required payment of principal and interest;
•	we may be more vulnerable to adverse economic and industry conditions;
•

we may be required to dedicate a substantial portion of our cash flow from operations to the repayment of our debt, thereby reducing the cash available for distribution to our stockholders, funds available for operations and capital expenditures, future investment opportunities, or other purposes;

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced; and
•	the use of leverage could adversely effect our stock price and our ability to make distributions to our stockholders.

If we violate covenants in our indebtedness agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on favorable terms, if at all.  Our Great Western Bank and certain of our GE Franchise Finance Commercial LLC (“GE”) facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on certain other loans, and such default would permit that lender to accelerate our indebtedness under any such loan.

Approximately $2.7 million of the Company’s total debt is currently scheduled to mature in 2016 and approximately $43.3 million currently scheduled to mature in 2017 pursuant to the notes and mortgages evidencing such debt.  Because we do not expect to have sufficient funds from operating activities to repay our debt at maturity, we intend to repay a portion of this debt with net proceeds from the sale of hotels and refinance the balance of this debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely effect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our hotel properties on disadvantageous terms, potentially resulting in losses adversely effecting cash flow from operating activities. In addition, we may place mortgages on our hotel properties to secure our lines of credit or other debt. To the extent we cannot meet these debt service obligations, we risk losing some or all of those properties to foreclosure. Additionally, our debt covenants could impair our planned strategies and, if violated, result in a default of our debt obligations.

Higher interest rates could increase our debt service requirements and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities, or other purposes. We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts, or similar agreements—to “hedge” against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

Our ability to make distributions on our common and preferred stock is subject to fluctuations in our financial performance, operating results, and capital improvement requirements.

As a REIT, we generally are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction, to our stockholders. Downturns in our operating results and financial performance or unanticipated capital improvements to our hotel properties may effect our ability to declare or pay distributions to our stockholders.  Further, we may not generate sufficient cash in order to fund distributions to our stockholders, which may require us to sell assets or borrow money to satisfy the REIT distribution requirements.

Among the factors which could adversely effect our results of operations and our distributions to stockholders are reduced net operating profits or operating losses, increased debt service requirements, and capital expenditures at our hotel properties. Among the factors which could reduce our net operating profits are decreases in hotel property revenue and increases in hotel property operating expenses. Hotel property revenue can decrease for a number of reasons, including increased competition from a new supply of rooms and decreased demand for rooms. These factors can reduce both occupancy and room rates at our hotel properties.

The timing and amount of distributions are at the sole discretion of our Board of Directors, which will consider, among other factors, our actual results of operations, debt service requirements, capital expenditure requirements for our properties, and our operating expenses. We suspended our quarterly common stock dividend in March 2009 and our monthly and quarterly preferred stock dividends at the end of 2013 to preserve our capital and improve liquidity.

We have restrictive debt covenants that could adversely effect our ability to run our business.

We file quarterly loan compliance certificates with certain of our lenders. Weakness in the economy and the lodging industry at large may result in non-compliance with our loan covenants. Such non-compliance with our loan covenants may result in our lenders restricting the use of our operating funds for capital improvements to our existing hotels, including improvements required by our franchise agreements, or calling the debt. We cannot assure you that our loan covenants will permit us to maintain our business strategy.

Our restrictive debt covenants may jeopardize our tax status as a REIT.

To maintain our REIT status, we generally must distribute at least 90% of our REIT taxable income to our stockholders annually. In addition, we are subject to a 4% non-deductible excise tax if the actual amount distributed to shareholders in a calendar year is less than a minimum amount specified under federal income tax laws. In the event we do not comply with our debt service obligations, our lenders may limit our ability to make distributions to our shareholders, which could adversely effect our REIT status.

Operating our hotels under franchise agreements could adversely effect distributions to our shareholders.

At December 31, 2015, 39 of our hotels operate under third party franchise agreements and we are subject to the risks of concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to any one of our particular brands. Risks associated with our brands could adversely effect our lease revenues and the amounts available for distribution to our shareholders.

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Our franchisors periodically inspect our hotels to ensure that we and the TRS follow their standards. Failure to maintain these standards or other terms and conditions could result in a franchise license being canceled. As a condition of our continued holding of a franchise license, a franchisor could possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the hotel without a franchise license. The loss of a franchise license could materially and adversely effect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. Loss of a franchise license for several of our hotels could materially and adversely effect our revenue. This loss of revenue could, therefore, also adversely effect our cash available for distribution to shareholders.

Our inability to obtain financing could limit our growth.

Our debt service obligations and distribution requirements limit our ability to fund capital expenditures, acquisitions, and hotel development through retained earnings. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain debt or equity financing.

Neither our articles of incorporation nor our bylaws limit the amount of debt we can incur. Our Board of Directors can implement and modify a debt limitation policy without shareholder approval. We cannot assure you that we will be able to obtain additional equity financing or debt financing or that we will be able to obtain any financing on favorable terms.

Joint venture investments could be adversely effected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.

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

If a hotel manager that we engage fails to materially comply with the terms of the management agreement, we have the right to terminate the management agreement. Upon termination, we would have to find another manager to manage the relevant properties. We cannot operate the hotels directly due to federal income tax restrictions. We may not be able to find another manager, or that, if another manager were found, we would be able to enter into a new management agreement favorable to us. In addition, any new manager may operate other hotels that may compete with our hotels or divert attention away from the management of our hotels and may not be successful in managing our hotels. Our franchisors may require us to make substantial capital improvements to the hotels prior to their approval, if required, of a new manager. There would be disruption during any change of hotel management that could adversely effect our operating results and reduce our distributions to our shareholders.

Geographic concentration of our hotels will make our business vulnerable to economic downturns in the Midwestern and Eastern United States.

Most of our legacy hotels are located in the Midwestern and Eastern United States. Economic conditions in the Midwestern and Eastern United States will significantly effect our revenues and the value of our hotels. Business layoffs or downsizing, industry slowdowns, changing demographics, and other similar factors may adversely effect the economic climate in these areas. For example, the federal government shutdown in October 2013 impacted the operating results of the hotels we then owned in Virginia, Pennsylvania, and Maryland. Any resulting oversupply or reduced demand for hotels in the Midwestern and Eastern United States and our markets in particular would therefore have a disproportionately negative impact on our revenues and limit our ability to make distributions to stockholders.

Unanticipated expenses and insufficient demand for hotels we acquire in new geographic markets could adversely effect our profitability and our ability to make distributions to our stockholders.

We may develop or acquire hotels in geographic areas in which our management may have little or no operating experience and in which potential customers may not be familiar with our franchise brands. As a result, we may have to incur costs relating to the opening, operation and promotion of those new hotel properties that are substantially greater than those incurred in other areas. These hotels may attract fewer customers than our existing hotels, while at the same time, we may incur substantial additional costs with these new hotel properties. Unanticipated expenses and insufficient demand at a new hotel property, therefore, could adversely effect our profitability and our ability to make distributions to our stockholders.

An industry downturn could adversely effect our results of operations.

If room supply outpaces demand, our operating margins may deteriorate and we may be unable to execute our business plan, which could adversely effect our results of operation.  In addition, if this trend continues, we may be unable to continue to meet our debt service obligations or to obtain necessary additional financing.

Our borrowing costs are sensitive to fluctuations in interest rates.

At December 31, 2015, after considering our interest rate swaps, we have $29.5 million in total debt with variable rates and we may enter into new credit facilities or loans where the debt accrues interest at floating rates, or we may refinance debt that currently accrues interest at lower fixed rates. Higher interest rates could increase debt service requirements on any floating rate debt we incur in the future, including any borrowings under new credit facilities or loans.  Any borrowings under new credit facilities or loans having floating interest rates may increase due to market conditions. Additionally, our debt service requirements may increase if we have to refinance our fixed rate debt with debt accruing interest at a higher rate. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.  We could be required to liquidate one or more of our hotel investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

We depend on key personnel.

We depend on the efforts and expertise of our executive officers to drive our day-to-day operations and strategic business direction. The loss of any of their services could have an adverse effect on our operations. Our ability to replace key individuals may be difficult because of the limited number of individuals with the breadth of skills and experience needed to excel in the hotel industry. There can be no assurance that we would be able to hire, train, retain, or motivate such individuals.

Risks Related to the Hotel Industry

Our ability to make distributions to our shareholders may be effected by factors in the hotel industry that are beyond our control.

Operating Risks

Our hotels are subject to various operating risks found throughout the hotel industry. Many of these risks are beyond our control. These include, among other things, the following:

•	competitors with substantially greater marketing and financial resources than us;
•	over-building in our markets, which adversely effects occupancy and revenues at our hotels;
•	dependence on business and commercial travelers and tourism;

•	terrorist incidents which may deter travel;
•	increases in hotel operating costs, energy costs, airline fares and other expenses, which may effect travel patterns and reduce the number of business and commercial travelers and tourists; and
•	adverse effects of general, regional and local economic conditions.

These factors could adversely effect the amount of rent we receive from leasing our hotels and reduce the net operating profits of the TRS, which in turn could adversely effect our ability to make distributions to our shareholders. Decreases in room revenues of our hotels will result in reduced operating profits for the TRS and decreased lease revenues to our company under our current percentage leases with the TRS.

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

Seasonality of Hotel Business

Historically, as a result of the geographic areas in which we operate, the operations of our hotels have been seasonal in nature.  Generally, occupancy rates, revenue, and operating income have been greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters of the year.  The results of the hotels acquired in October 2015, because of their locations and scale, are expected to be less seasonal in nature than our legacy portfolio of assets.

Investment Concentration in Particular Segments of Single Industry

Our entire business is hotel-related. Although we intend to invest in upper midscale and upscale properties in the future, our current hotel portfolio is concentrated in midscale and economy hotel properties. Therefore, a downturn in the hotel industry in general and the economy and midscale segments in particular will have a material adverse effect on our revenues and amounts available for distribution to our shareholders.

Capital Expenditures

Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses. The costs of all of these capital improvements could adversely effect our financial condition and reduce the amounts available for distribution to our shareholders. These renovations may give rise to the following risks:

•	possible environmental problems;
•	construction cost overruns and delays;
•	a possible shortage of available cash to fund renovations and the related possibility that financing for these renovations may not be available to us on affordable terms; and
•	uncertainties as to market demand or a loss of market demand after renovations have begun.

In the past, economic trends, terrorist acts, and military action have adversely effected the hotel industry generally, and similar future events could adversely effect the industry in the future.

Terrorist attacks and the after-effects (including the prospects for more terror attacks in the United States and abroad) have, in the past, substantially reduced business and leisure travel and lodging industry Revenue per Avaliable Room (“RevPAR”) generally. We cannot predict the extent to which these factors will directly or indirectly impact your investment in our common stock, the lodging industry or our operating results in the future.

Declining RevPAR at our hotels would reduce our net income and restrict our ability to fund capital improvements at our hotels and our ability to make distributions to stockholders necessary to maintain our status as a REIT. Additional terrorist attacks, acts of war or similar events could have further material adverse effects on the markets on which shares of our stock will trade, as well as on the lodging industry in general and our operations in particular.

Uninsured and underinsured losses and our ability to satisfy our obligations could adversely effect our operating results and our ability to make distributions to our stockholders.

We intend to maintain comprehensive insurance on each of our hotel properties, including liability, fire, and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like earthquakes and floods, or losses from foreign or domestic terrorist activities, may not be insurable or may not be economically insurable. Initially, we do not expect to obtain terrorism insurance on our hotel properties because it is costly. Lenders may require such insurance and our failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the effected loan in relation to the balance of the loan, a default could reduce our net income and limit our ability to obtain future financing.

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

Noncompliance with governmental regulations could adversely effect our operating results.

Environmental Matters

Our hotel properties are subject to various federal, state, and local environmental laws. Under these laws, courts and government agencies have the authority to require the owner of a contaminated property to clean up the property, even if the owner did not know of or was not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, contamination can effect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral.

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

Our Company could be responsible for the costs discussed above if it found itself in one or more of these situations. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could effect the funds available for distribution to our shareholders. To determine whether any costs of this nature might be required, we commissioned Phase I environmental site assessments, or “ESAs”, before we acquired our hotels, and at certain times have commissioned new ESAs for certain of our hotels in conjunction with a refinancing of the debt obligations of those hotels. These studies typically included a review of historical information and a site visit, but not soil or groundwater testing. We obtained the ESAs to help us identify whether we might be responsible for cleanup costs or other costs in connection with our hotels. The ESAs on our hotels did not reveal any environmental conditions that are likely to have a material adverse effect on our business, assets, results of operations, or liquidity. However, ESAs do not always identify all potential problems or environmental liabilities. Consequently, we may have material environmental liabilities of which we are unaware.

Americans with Disabilities Act and Other Changes in Governmental Rules and Regulations

Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in the U.S. government imposing fines or in private litigants obtaining damages. If we were required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our ability to make distributions to our shareholders and meet our other obligations could be adversely effected.

General Risks Related to the Real Estate Industry

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties or investments in our portfolio in response to changing economic, financial and investment conditions may be limited.  The real estate market is effected by many factors that are beyond our control, including:

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

Bed bug infestation can cause adverse health effects, including skin rashes, psychological effects and allergic symptoms.  When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or bed bugs at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or remove the bed bugs from the effected property, which would reduce our cash available for distribution. In addition, the presence of significant mold or bed bugs could expose us to liability from our guests, employees or our management companies and others if property damage or health concerns arise.

Risks Related to our Organization and Structure

Our two largest shareholders hold significant voting power and have the right to designate seven of our nine directors, which provides the shareholders with significant power to influence our business and affairs.

Following the equity transactions discussed in the Subsequent Events footnote to the consolidated financial statements, Real Estate Strategies, L.P. (“RES”) and its affiliates hold 49% and SREP III Flight-Investco, L.P. (“SREP”) and its affiliates hold 42.6% of the combined voting power of all Condor voting stock.  RES and SREP each have a contractual preemptive right, but not the obligation, to purchase up to their pro rata share (based on their ownership on a fully diluted basis) of any equity securities we offer in future offerings on the same terms as other investors.  RES has the right to appoint four directors to our board of directors and SREP has the right to appoint three directors to our board of directors.  As long as the Series D convertible preferred stock is outstanding, the holders of the shares, which include RES and SREP, have the right to vote separately as a class to approve certain significant corporate events, including the merger, consolidation, liquidation, or sale of substantially all of the assets of the Company or the sale by the Company of common stock or securities convertible into common stock equal to 20% or more of the outstanding common stock or voting stock.

By virtue of their voting power and board designation rights, preemptive right to purchase additional equity securities in future stock offerings and approval rights, RES and SREP, collectively and separately, have the power to significantly influence our business and affairs and the outcome of matters required to be submitted to shareholders for approval, including the election of our directors, amendments to our charter, mergers, or sales of assets. Their influence over our business and affairs may not be consistent with the interests of some or all of our shareholders and might negatively affect the market price of our common stock.

The holders of the Series D convertible preferred stock have rights senior to holders of common stock and under certain circumstances may require sale of assets or the company to fully liquidate.

RES and SREP, our two largest shareholders, own all of the issued and outstanding shares our Series D convertible preferred stock.  The Series D preferred stock ranks senior to our common stock and any other preferred stock issuances and receives preferential cumulative cash dividends at a rate of 6.25% annually per annum of the $10.00 face value per share. Dividends on the Series D preferred stock accrue whether or not we have earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement.

Whenever the dividends on the Series D convertible preferred stock are in arrears for four consecutive quarters, then upon notice by holders in the aggregate not less than 40% of the outstanding Series D preferred stock, Condor will (i) take all appropriate action reasonably within its means to maximize the assets legally available for paying such dividends and to monetize such assets (for example, but without limiting the generality of the foregoing, by selling or liquidating all or some of the Company’s assets or by selling the Company as a going concern), (ii) pay out of all such assets legally available (including any proceeds from any sale or liquidation of such assets) the maximum possible amount of such unpaid dividends, and (iii) thereafter, at any time and from time to time when additional assets of the Company (including any proceeds from any sale or liquidation of such assets) become legally available to pay such unpaid dividends, pay such remaining unpaid dividends until all dividends accumulated on the Series D preferred stock have been fully paid.

If a qualified offering of common stock (defined as a single offering of common stock of at least $50 million or up to three offerings in the aggregate of at least $75 million, with certain minimum prices per share) has not occurred on or before March 31, 2021, holders that hold in the aggregate not less than 40% of the outstanding shares of the Series D preferred stock have the right to elect to have the Company fully liquidate in a commercially reasonable manner as determined by the Board of Directors to provide for liquidation distributions to the holders of the Series  D preferred stock in an amount per share of Series D preferred stock equal to $14.00 in cash plus accrued and unpaid dividends.  Once this right has been exercised and the Company has been notified, the dividend rate on the Series D  preferred stock after March 31, 2021 will increase from 6.25% per annum to 12.5% per annum

Our failure to qualify as a REIT under the federal tax laws would result in adverse tax consequences.

The federal income tax laws governing REITs are complex.

We currently operate as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complex and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we would be successful in operating so that we can qualify as a REIT. At any time, new laws, interpretations, or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT. We have not applied for or obtained rulings from the Internal Revenue Service that we will qualify as a REIT.

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

In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% non-deductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. As a result, for example, of differences between cash flow and the accrual of income and expenses for tax purposes, or of nondeductible expenditures, our REIT taxable income in any given year could exceed our cash available for distribution. In addition, to the extent we may retain earnings of the TRS in those subsidiaries, such amount of cash would not be available for distribution to our stockholders to satisfy the 90% distribution requirement. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid federal corporate income tax and the 4% non-deductible excise tax in a particular year.

The formation of the TRS increases our overall tax liability.

The TRS is subject to federal and state income tax on its taxable income, which in the case of the TRS currently consists and generally will continue to consist of revenues from the hotel properties leased by the TRS, net of the operating expenses for such properties and rent payments to us. Accordingly, although our ownership of the TRS allows us to participate in the operating income from our hotel properties in addition to receiving rent, that operating income is fully subject to income tax. Such taxes could be substantial. The after-tax net income of the TRS is available for distribution to us.

We incur a 100% excise tax on transactions with the TRS that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by the TRS exceeds an arm’s-length rental amount, such amount potentially is subject to the excise tax. We intend that all transactions between us and the TRS will continue to be conducted on an arm’s-length basis and, therefore, that the rent paid by the TRS to us will not be subject to the excise tax.

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

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely effect us or you as a stockholder. Since 2013, the maximum tax rate on dividend income for certain taxpayers has been at 20% for qualified dividends and 39.6% on non-qualified dividends (plus a 3.8% net investment income tax). Generally, dividends from REITs do not qualify for reduced dividend tax rates because, as a result of the dividends paid deduction to which REITs are entitled, REITs generally do not pay corporate level tax on income that they distribute to stockholders. As a result of that legislation, individual, trust, and estate investors could view stocks of non-REIT corporations as more attractive relative to shares of REITs than was the case previously because the dividends paid by non-REIT corporations are subject to lower tax rates for such investors.

Provisions of our charter and substantial voting power held by two shareholders may limit the ability of a third party to acquire control of our company.

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

Our articles of incorporation permit our board, in its sole discretion, to exempt a person from the 9.9% ownership limitation if the person provides representations and undertakings that enable our board to determine that granting the exemption would not result in the loss of our REIT qualification. Under the Internal Revenue Service rules, REIT shares owned by certain entities are considered owned proportionately by owners of the entities for REIT qualification purposes. RES and SREP each provided a letter at the time of the issuance of the Series D preferred stock that permitted our board to grant such an exemption. The stock ownership by RES and SREP, which was permitted with our board’s approval, represents such substantial voting power that it may limit the ability of a third party to acquire control of our company.

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

Our ownership limitation may prevent a shareholder from engaging in certain transfers of our capital stock.

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

A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We undertook specific disposition programs beginning in 2001 (that included the sale of 23 hotels through December 31, 2004) and 2008 (that included the sale of 87 hotels through December 31, 2015). We held the disposed hotels for an average period of 12.3 years and did not acquire the hotels for purposes of resale. We believe that such sales are not prohibited transactions. However, if the IRS would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

The ability of our board of directors to change our major corporate policies may not be in your interest.

Our board of directors determines our major corporate policies, including our acquisition, financing, growth, operations and distribution policies. Our board may amend or revise these and other policies from time to time without the vote or consent of our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Company headquarters is located in Norfolk, Nebraska, with additional office space in Omaha, Nebraska. The following table sets forth certain information with respect to the hotels owned by us as of December 31, 2015:

Location	Rooms	Location	Rooms

Florida		Montana
Key Largo, Key West Inn	40	Billings, Super 8	106
Jacksonville, Courtyard by Marriott (3)	120
		Nebraska
Georgia		Lincoln (Cornhusker), Super 8 (2)	133
Atlanta, Savannah Suites (1) (2)	164	O’Neill, Super 8 (2)	72
Atlanta, Hotel Indigo (3)	142
		North Carolina
Indiana		Shelby, Comfort Inn	76
Fort Wayne, Comfort Suites	127
Lafayette, Comfort Suites	62	Pennsylvania
Marion, Comfort Suites	62	Chambersburg, Comfort Inn (2)	63
South Bend, Comfort Suites	135	New Castle, Comfort Inn (2)	79
Warsaw, Comfort Inn & Suites	71
		South Carolina
Iowa		Greenville, Savannah Suites (2)	170
Burlington, Super 8	62
Creston, Super 8	121	South Dakota
Creston, Supertel Inn	41	Sioux Falls (Airport), Days Inn (1)	86
Iowa City, Super 8	84
Keokuk, Super 8 (2)	61	Tennessee
Mt. Pleasant, Super 8	55	Cleveland, Clarion (2)	59
Storm Lake, Super 8 (2)	59
		Texas
Kansas		San Antonio, Spring Hill Suites (3)	116
Pittsburg, Super 8 (2)	64
		Virginia
Kentucky		Culpeper, Quality Inn (2)	49
Danville, Quality Inn	63	Farmville, Comfort Inn	51
Glasgow, Comfort Inn (2)	60	Farmville, Days Inn	59
Harlan, Comfort Inn (1) (2)	61	Rocky Mount, Comfort Inn	61

Louisiana		West Virginia
Bossier City, Days Inn (2)	176	Morgantown, Quality Inn	80
		Princeton, Quality Inn	51
Maryland
Dowell, Hilton Garden Inn	100	Wisconsin
Solomons, Quality Inn	60	Menomonie, Super 8	81
		Portage, Super 8 (2)	61
Missouri
Kirksville, Super 8 (2)	61	Total Rooms	3,504

(1)	This property is subject to a long-term ground lease.
(2)	This property is considered held for sale at December 31, 2015.
(3)	This property was newly acquired in 2015.

All of our properties are encumbered by either our revolving credit agreement or by mortgage debt at December 31, 2015.  Additional property information is found in Item 8 Schedule III of this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

Various claims and legal proceedings arise in the ordinary course of business and may be pending against the Company and its properties. We are not currently involved in any material litigation, nor, to our knowledge, is any material litigation threatened against us.  The Company has insurance to cover potential material losses and we believe it is not reasonably possible that such matters will have a material impact on our financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY / RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “CDOR” The closing sales price for the common stock on March 18, 2016 was $1.49 per share.  The table below sets forth the high and low sales prices per share reported on the Nasdaq Global Market for the periods indicated:

	Condor Hospitality Trust, Inc.
	Common Stock
	High	Low
2014
First quarter	$4.25	$1.43
Second quarter	$2.23	$1.17
Third quarter	$3.17	$1.55
Fourth quarter	$2.89	$1.73

2015
First quarter	$2.27	$1.42
Second quarter	$3.70	$1.61
Third quarter	$2.74	$0.80
Fourth quarter	$1.59	$1.00

Shareholder Information

As of March 18, 2016, the approximate number of holders of record of our common stock was 52.  However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.

Distribution Information

No dividends on common stock were paid in or related to 2015, 2014, or 2013.  The actual amount of future dividends will be determined by the Board of Directors based on the actual results of operations, economic conditions, capital expenditure requirements, and other factors that the Board of Directors deems relevant.

Commencing with dividends due on our preferred stock on December 31, 2013, we suspended payment of dividends on our Series A preferred stock, Series B preferred stock, and Series C convertible preferred stock to preserve capital and improve liquidity. We cannot declare or pay a dividend on our common stock, as long as any shares of any class of our preferred stock remain outstanding, unless all undeclared and unpaid dividends for all prior periods have been paid or are contemporaneously declared and paid in full on our preferred stock.

As discussed further in the Subsequent Events footnote to the consolidated financial statements, on March 16, 2016, the Company issued notices to redeem the Series A and Series B preferred stock on April 15, 2016 at their contractual liquidation preferences plus all accrued and unpaid dividends through the redemption date and the funds to complete the redemption were placed into escrow

Shares Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 for a description of securities authorized for issuance under our 2006 Stock Plan.

Share Performance

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock for the period December 31, 2010 through December 31, 2015, with the cumulative total return on the SNL Securities Hotel REIT Index (“Hotel REITs Index”) and the Nasdaq Composite (“Nasdaq—Total US Index”) for the same period.  The Hotel REIT Index is comprised of publicly traded REITs that focus on investments in hotel properties.  The Nasdaq Composite is comprised of all United States common shares traded on the Nasdaq Stock Market.  The comparison assumes a starting investment of $100 on December 31, 2010 in our common stock and in each of the indices shown and assumes that all dividends are reinvested.  The performance graph is not necessarily indicative of future investment performance.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth selected financial and operating data on a historical consolidated basis.  The following information should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto, appearing elsewhere in this document.

	As of and for the years ended December 31,
	in thousands, except share and per share data
	2015	2014	2013	2012	2011

Revenue
Room rentals and other hotel services	$57,341	$57,409	$53,782	$55,733	$52,480
Operating Expenses
Hotel and property operations	42,186	43,256	42,044	41,235	39,317
Depreciation and amortization	5,400	6,437	6,258	6,293	6,133
General and administrative	5,493	4,192	3,923	3,908	3,884
Acquisition and terminated transactions	684	-	713	240	124
Terminated equity transactions	246	76	1,050	-	-
Total operating expenses	54,009	53,961	53,988	51,676	49,458
Operating income (loss)	3,332	3,448	(206)	4,057	3,022

Net gain (loss) on dispositions of assets	4,802	1	(47)	(9)	1,133
Unrealized derivative gain (loss)	11,578	(14,430)	10,028	(247)	-
Other income	114	116	34	103	109
Interest expense	(5,445)	(7,019)	(5,399)	(5,054)	(5,762)
Loss on debt extinguishment	(213)	(158)	(458)	(138)	-
Impairment loss	(3,828)	(1,269)	(2,438)	(97)	(1,722)
Earnings (loss) from continuing operations before income taxes	10,340	(19,311)	1,514	(1,385)	(3,220)
Income tax expense	-	-	-	6,552	108
Earnings (loss) from continuing operations	10,340	(19,311)	1,514	(7,937)	(3,112)
Gain (loss) from discontinued operations, net of tax	3,982	3,052	(2,867)	(2,283)	(14,365)

Net earnings (loss)	14,322	(16,259)	(1,353)	(10,220)	(17,477)
(Earnings) loss attributable to noncontrolling interest	(1,197)	23	2	10	32
Net (loss) earnings attributable to controlling interests	13,125	(16,236)	(1,351)	(10,210)	(17,445)
Preferred stock dividends declared and undeclared	(3,632)	(3,452)	(3,349)	(3,169)	(1,474)
Net earnings (loss) attributable to common shareholders	$9,493	$(19,688)	$(4,700)	$(13,379)	$(18,919)

Weighted average number of common shares - basic	4,886	3,897	2,890	2,885	2,872
Weighted average number of common shares - diluted	23,241	3,897	2,890	2,885	2,872

Basic
Basic EPS from continuing operations	$1.22	$(5.84)	$(0.64)	$(3.85)	$(1.59)
Basic EPS from discontinued operations	0.72	0.79	(0.99)	(0.79)	(5.00)
Total EPS Basic	$1.94	$(5.05)	$(1.63)	$(4.64)	$(6.59)
Diluted
Diluted EPS from continuing operations	$(0.15)	$(5.84)	$(0.64)	$(3.85)	$(1.59)
Diluted EPS from discontinued operations	0.15	0.79	(0.99)	(0.79)	(5.00)
Total EPS Diluted	$-	$(5.05)	$(1.63)	$(4.64)	$(6.59)
Balance sheet data
Total investment in hotel properties, net	$130,699	$139,182	$164,356	$191,091	$209,235
Cash and cash equivalents	$4,870	$173	$45	$891	$279
Total assets	$143,871	$146,444	$172,085	$201,847	$221,172
Total debt	$87,536	$92,687	$118,045	$132,821	$165,845
Total equity	$34,495	$19,092	$32,726	$36,651	$36,847

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Condor Hospitality Trust, Inc. is a self-administered REIT for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  Substantially all of our operations are conducted through SLP and E&P, our operating partnerships, of which the Company is the sole general partner.  As of December 31, 2015, the Company owned 42 hotels, representing 3,504 rooms, in 20 states.

Condor experienced a year of transition in 2015, marking an inflection point for the Company.  The name change from Supertel Hospitality, Inc. to Condor Hospitality Trust, Inc. in July 2015 was just the first step in the Company’s new strategic direction.  Bill Blackham joined Condor as Chief Executive Officer in March and strengthened the management team with the hiring of Jonathan Gantt as Chief Financial Officer in the second half of the year.  Condor continued the repositioning of its portfolio with the disposition of 17 legacy economy hotels and the acquisition of three premium select service hotels that are in line with the Company’s acquisition strategy of acquiring high-quality assets flagged under leading brands.  Additionally, the Company successfully eliminated near-term debt maturities and significantly improved its liquidity profile.  With the aforementioned successes of 2015, Condor’s management is excited about 2016 and is confident in its ability to achieve the mission of providing attractive total returns in the lodging sector to Condor’s shareholders.

Condor remains positive on the outlook of the hospitality sector in the segments we target.  Lodging fundamentals improved in 2015 with industry Revenue per Available Room (“RevPAR”) growing by 6.3% during the year, according to Smith Travel Research. Most industry analysts forecast RevPAR growth at a slightly slower pace in 2016, generally between 5% - 5.5%.  Condor management believes the sectors and segments it targets will see growth in line with these estimates.  While many primary markets have a large influx of new supply, the markets Condor targets are experiencing less aggressive supply growth.  This factor, combined with the possibility of positive economic growth, should enable our hotels to experience growth in Average Daily Rate (“ADR”), occupancy, and RevPAR in 2016.

We believe that the performance of the hotel industry is strongly correlated with the performance of the macro-economy.  At the start of 2016, there is concern over the health and growth pace of the U.S. economy as investors and companies process mixed economic signals, political uncertainty in the U.S., and economic and geopolitical turbulence abroad.  Barring any major disruption to the U.S. economy, we expect a continued improvement in lodging fundamentals, with a more tepid improvement in lodging fundamentals in 2016 than in 2015.  The manner in which the economy will continue to grow, if at all, is not predictable and outside of our control.  As a result, there can be no assurances that we will be able to grow our hotel revenue, ADR, occupancy, or RevPAR.  Factors that might contribute to less than anticipated performance are detailed in “Item 1A. Risk Factors.”  Condor’s management continually monitors the economic environment and works to adjust its strategy in order to maximize value and returns to shareholders.

Hotel Property Portfolio Activity

Acquisitions

During 2015, we acquired three wholly-owned premium select service hotel properties through three single-purpose bankruptcy remote entities 100% owned by SLP from affiliates of Peachtree Hotel Group II, LLC.  A summary of these acquisitions and their funding is as follows (dollars in thousands):

Hotel	Acquisition date	Land	Building improvements and vehicle	Furniture and equipment		Total purchase price	Assumption of debt	Debt originated at acquisition	Issuance of SLP common units	Net cash

Hotel Indigo	10/2/2015	$800	$8,700	$1,500		$11,000	$-	$5,000	$150	$5,850
Atlanta, GA
Marriott Courtyard	10/2/2015	2,100	11,050	850		14,000	-	10,100	150	3,750
Jacksonville, FL
Springhill Suites	10/1/2015	1,597	14,353	1,550		17,500	11,220	-	150	6,130
San Antonio, TX
Total		$4,497	$34,103	$3,900	-	$42,500	$11,220	$15,100	$450	$15,730

The $42.5 million purchase price was funded with the assumption of one loan with an aggregate outstanding principal balance of $11.2 million and two newly originated GE loans totaling $15.1 million. The remaining $16.2 million was funded with $14.9 million in cash, approximately $0.8 million of borrowings from the Company’s existing credit facility with Great Western Bank, and the issuance of operating units from SLP representing limited partnership interest in that entity. A total of 2,298,879 operating units in SLP were issued with a value of $450,000.

There were no hotel acquisitions in 2014 or 2013.

Dispositions

Pursuant to our disposition strategy, the following hotel sales were executed in 2015:

			Condor	Number of	Gross proceeds
Date of sale	Location	Brand	lender	rooms	(in thousands)
01/15/15	West Plains, MO	Super 8	Great Western	49	$1,500
01/29/15	Green Bay, WI	Super 8	GE Capital	83	2,150
03/16/15	Columbus, GA	Super 8	GE Capital	74	900
03/19/15	Omaha, NE	Sleep Inn	Elkhorn Valley	90	2,939
04/01/15	Augusta, GA	Savannah Suites	GE Capital	172	3,400
04/01/15	Chamblee, GA	Savannah Suites	GE Capital	120	4,400
04/30/15	Batesville, AR	Super 8	Great Western	49	1,525
07/01/15	Ashland, KY	Days Inn	GE Capital	63	2,240
07/13/15	Alexandria, VA	Comfort Inn	Frontier Bank	150	12,000
07/13/15	Alexandria, VA	Days Inn	Frontier Bank	200	6,500
08/28/15	Manhattan, KS	Super 8	Great Western	85	3,200
10/06/15	Sheboygan, WI	Quality Inn	Great Western	59	2,300
10/14/15	Hays, KS	Super 8	Great Western	76	1,910
10/16/15	Glasgow , KY	Days Inn	GE Capital	58	1,825
10/21/15	Tomah, WI	Super 8	Great Western	65	1,350
11/03/15	Fayetteville, NC	Rodeway Inn	Unencumbered	120	2,600
12/22/15	Savannah, GA	Savannah Suites	GE Capital	160	4,000
				Total	$54,739

Net proceeds, after expenses and debt repayment, totaled $25.3 million in 2015. In 2014, 13 hotels with 1,265 rooms were sold for gross proceeds of $22.3 million, and net proceeds, after expenses and debt repayment, of $2.6 million.  In 2013, 17 hotels with 1,549 rooms were sold for gross proceeds of $22.0 million, and net proceeds, after expenses and debt repayment, of $4.1 million.

Based on the criteria discussed in the footnotes to the consolidated financial statements, as of December 31, 2015, the Company had 16 hotels classified as held for sale. At the beginning of 2015, the Company had 12 hotels held for sale and during the year classified an additional 23 hotels as held for sale. Seventeen of these hotels were sold during 2015 and two of the hotels were reclassified as held for use in 2015 due to changes in the properties’ market condition.  If a hotel is considered held for sale as of the most recent balance sheet presented or was sold in any period presented, the hotel property and the debt it collateralizes are shown as held for sale in all periods presented.

As discussed in the footnotes to the consolidated financial statements, as of October 1, 2014 we adopted ASU 2014-08 which changes the criteria for reporting a discontinued operation such that only disposals representing a strategic shift in operations should be presented as discontinued operations subsequent to adoption.  As a result of this adoption, only the operations of hotels meeting the criteria to be considered held for sale prior to October 1, 2014 are included in discontinued operations for all periods presented as no individual hotel disposition has a major effect on our operations or financial results.

Operating Performance Metrics

The following table presents our RevPAR, ADR, and occupancy for our same store operations.  The comparisons for same store operations include all of our hotels owned as of December 31, 2015 with the exception of the three hotels we acquired in October 2015 (39 hotels included in same store results, 23 of which are considered held for use (“HFU”) and 16 of which are considered held for sale (“HFS”)).  All hotels included in same store operations were owned throughout each of the periods presented.  The performance metrics for three hotels acquired in 2015 represent post-acquisition operations only and are separately presented.

	Year ended December 31,
	2015			2014			2013
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Same store HFU	65.32%	$75.10	$49.06	67.23%	$70.66	$47.50	63.72%	$69.62	$44.36
Same store HFS	61.42%	50.09	30.77	65.62%	46.30	30.38	63.09%	45.81	28.90
Total same store	63.58%	$64.34	$40.91	66.51%	$59.95	$39.88	63.44%	$59.07	$37.48

Acquisitions	65.22%	$116.48	$75.97	-	$-	$-	-	$-	$-

In the same store HFU portfolio of hotels, 2015 RevPAR increased 3.3% from 2014, driven by an increase in ADR of 6.3% partially offset by a decrease of 2.8% in occupancy.  In 2015, the Company focused on increasing ADR in light of an improving economy and increasing leisure and transient travel.  This focus on improving ADR drove our slight decline in occupancy, which was also a result of significant ongoing renovations in our hotels in Indiana and West Virginia as well as changes in contract business at certain properties.

Results of Operations

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014 (in thousands, except per share amounts)

	Years ended December 31,
	2015			2014			Continuing
	Continuing	Discontinued		Continuing	Discontinued		operations
	operations	operations	Total	operations	operations	Total	variance
Revenue	$57,341	$4,296	$61,637	$57,409	$14,969	$72,378	$(68)
Hotel and property operations expense	(42,186)	(3,127)	(45,313)	(43,256)	(11,545)	(54,801)	1,070
Depreciation and amortization expense	(5,400)	-	(5,400)	(6,437)	(112)	(6,549)	1,037
General and administrative expense	(5,493)	-	(5,493)	(4,192)	-	(4,192)	(1,301)
Acquisition and terminated transactions expense	(684)	-	(684)	-	-	-	(684)
Terminated equity transactions expense	(246)	-	(246)	(76)	-	(76)	(170)
Net gain on dispositions of assets	4,802	2,993	7,795	1	2,749	2,750	4,801
Unrealized derivative gain (loss)	11,578	-	11,578	(14,430)	-	(14,430)	26,008
Other income	114	-	114	116	-	116	(2)
Interest expense	(5,445)	(300)	(5,745)	(7,019)	(1,237)	(8,256)	1,574
Loss on extinguishment of debt	(213)	-	(213)	(158)	(120)	(278)	(55)
Impairment (loss) recovery	(3,828)	120	(3,708)	(1,269)	(1,652)	(2,921)	(2,559)
Income tax expense	-	-	-	-	-	-	-
Net earnings (loss)	$10,340	$3,982	$14,322	$(19,311)	$3,052	$(16,259)	$29,651

Revenue

During 2015, revenue from continuing operations remained stable, decreasing by $68 between the periods.  Revenue from newly acquired properties in 2015 totaled $2,611 and revenue from our other held for use assets increased $1,127, largely driven by an improving economy and a mild winter in early 2015 which increased construction and special projects business at our properties.  Revenue from held for sale and sold properties decreased by $3,806 driven by property sales during the periods presented.

Expenses

Hotel and property operations expense from continuing operations decreased by $1,070, driven by declines resulting from sold hotels.  The decrease in these expenses outpaced the decrease in revenue because of increases in ADR and because the legacy hotels that remain in our portfolio and our 2015 acquisitions have higher operating margins than the hotels that were sold during the period.

Interest expense from continuing operations and depreciation expense from continuing operations decreased by $1,574 and $1,037, respectively, between the periods as a result of a net decrease in the size of the Company’s hotel portfolio.  Additionally, interest expense was favorably impacted by a decrease in the weighted average interest rate on total debt outstanding between the periods, from 6.48% at December 31, 2014 to 5.31% at December 31, 2015, as a result of debt repaid upon the sale of properties and debt refinancings during 2015.

The $1,301 increase in general and administrative expense was driven by increased compensation expense resulting from compensation arrangements put into place with the new management team in 2015 and severance accrued for management who left the Company during the year, as well as recruiting expenses incurred in relation to those transitions.  Increased director and officer insurance premiums, increased travel, legal, and professional fees expense resulting from our name change and increased transactional activity during the year, and increased director’s fees resulting from the increased size of our Board of Directors also contributed to this change.

Acquisition and terminated transaction costs will fluctuate period to period based on our acquisition activities.  Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as transactions that were terminated during the year.  The increase in these expenses in 2015 was a result of the three acquisitions consummated during the year as well as increased activity by management to review potential future transactions.

The $246 of terminated equity transactions expense in 2015 consists of charges incurred in the preparation of an exchange offer commenced on August 6, 2015.  This offer was withdrawn on September 17, 2015.

Impairment Losses

In 2015, we incurred $3,708 of impairment losses, all of which was included in continuing operations with the exception of net recovery of $120 included in discontinued operations. In 2014, we incurred impairment losses totaling $2,921, of which $1,269 was in continuing operations and $1,652 was in discontinued operations.  All impairments recognized in both years related either to hotels held for sale or sold at some point during the year.

Dispositions

In 2015, eight hotels were sold with gains totaling $7,759 and nine hotels were sold with no gain. In 2014, five hotels were sold with gains totaling $2,749 and eight hotels were sold with no gain.

Unrealized Derivative Gain (Loss)

The change in unrealized derivative gain (loss) was driven by the change in fair value of the derivative liabilities for the current year compared to the year ended December 31, 2014. The fair value of the derivative liabilities decreased by an aggregate of $11,578 during 2015 and increased by $14,430 during 2014. The decrease in fair value in 2015 was primarily a result of a decrease in the Company’s stock price in 2015, which in turn decreases the value assigned to the conversion feature of the Series C preferred stock and the outstanding common stock warrants.

Income Tax Expense

As of December 31, 2015, a full valuation allowance continued to be recorded against the net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded for the year ended December 31, 2015.  Management believes the combined federal and state income tax rate for the TRS will be approximately 38% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013 (in thousands, except per share amounts)

	Year ended December 31,
	2014			2013			Continuing
	Continuing	Discontinued		Continuing	Discontinued		operations
	operations	operations	Total	operations	operations	Total	variance
Revenue	$57,409	$14,969	$72,378	$53,782	$25,228	$79,010	$3,627
Hotel and property operations expenses	(43,256)	(11,545)	(54,801)	(42,044)	(20,680)	(62,724)	(1,212)
Depreciation and amortization expense	(6,437)	(112)	(6,549)	(6,258)	(1,036)	(7,294)	(179)
General and administrative expense	(4,192)	-	(4,192)	(3,923)	-	(3,923)	(269)
Acquisition and terminated transactions expense	-	-	-	(713)	-	(713)	713
Terminated equity transactions expense	(76)	-	(76)	(1,050)	-	(1,050)	974
Net gain (loss) on dispositions of assets	1	2,749	2,750	(47)	1,853	1,806	48
Unrealized derivative gain (loss)	(14,430)	-	(14,430)	10,028	-	10,028	(24,458)
Other income	116	-	116	34	-	34	82
Interest expense	(7,019)	(1,237)	(8,256)	(5,399)	(2,878)	(8,277)	(1,620)
Loss on extinguishment of debt	(158)	(120)	(278)	(458)	(706)	(1,164)	300
Impairment (loss) recovery	(1,269)	(1,652)	(2,921)	(2,438)	(4,648)	(7,086)	1,169
Income tax expense	-	-	-	-	-	-	-
Net earnings (loss)	$(19,311)	$3,052	$(16,259)	$1,514	$(2,867)	$(1,353)	$(20,825)

Revenue

During 2014, revenue from continuing operations increased $3,627 or 6.7%, compared to 2013. Two of our hotels that had suffered in the Washington DC market’s downturn recovered, due to both the improving Washington D.C. market and increased capital investment. Revenue improvements at properties in the Midwest are largely driven by increased business from construction and special projects. Renovations and capital improvements to selected properties in the portfolio are also creating increased revenue.

Expenses

Hotel and property operations expense from continuing operations increased $1,212. Payroll, utilities, franchise related expenses, and management fees rose as expected with increased occupancy. This increase was partially offset by a decrease in the cost of room supplies, due to the prior year’s linen upgrades.

Interest expense from continuing operations increased $1,620, caused by the increased interest rate on debt refinanced in the fourth quarter of 2013 and increased amortization of deferred finance costs associated with that refinancing and GE loan modifications during 2014.

The $269 increase in general and administrative expense was primarily a result of increased director and officer insurance premiums, in addition to legal expense from changing states of incorporation, partially offset by decreased salary expense from fewer employees.

The $713 decrease in acquisition and terminated transaction expense represents expenses incurred for planned hotel acquisitions which were cancelled in 2013.

The $1,050 of terminated equity transactions expense for 2013 includes charges incurred in preparation of a proposed common stock offering. The offering was withdrawn September 26, 2013.

Impairment Loss

In 2014 we had $1,269 of impairment losses in continuing operations and $1,652 of net impairment losses in discontinued operations for the year. In 2013 we had $2,438 of impairment losses in continuing operations and $4,648 of impairment losses in discontinued operations for the year.  Discontinued operations consisted of nine hotels held for sale at December 31, 2014 and hotels sold during 2013 and 2014.

Dispositions

In 2014, five hotels were sold with gains totaling $2,749 and eight hotels were sold with no gain. In 2013, six hotels were sold with gains totaling $1,853, and 11 hotels were sold with no gain.

Unrealized Derivative Gain (loss)

The change in unrealized derivative gain (loss) was a result of the change in fair value of the derivative liabilities for the current year compared to the year ended December 31, 2013. The fair value of the derivative liabilities increased by an aggregate of $14,430 during 2014 and decreased by $10,028 during the year 2013. The increase in fair value in 2014 was primarily due to the change in exercise price of the related warrants adjusted downward from $9.60 to $1.92 and to a change in the conversion price of the Series C preferred stock from $8.00 to $1.60, the public offering price of the common stock in the Company’s subscription rights offering concluded on June 6, 2014.

Income Tax Expense

As of December 31, 2014 and 2013, a full valuation allowance was recorded against the net deferred tax asset due to the uncertainty of realization because of historical operating losses. Due to the full deferred tax valuation allowance, no income tax expense or benefit was recorded for the years ended December 31, 2014 and 2013.  Management believes the federal and state income tax rate for the TRS will be approximately 38%. The income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

Non-GAAP Financial Measures

Non-GAAP financial measures are measures of our historical financial performance that are different from measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We report Funds from Operations (“FFO”), Adjusted FFO (“AFFO”), Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), Adjusted EBITDA, and Property Operating Income (“POI”) as non-GAAP measures that we believe are useful to investors as key measures of our operating results and which management uses to facilitate a periodic evaluation of our operating results relative to those of our peers.  Our non-GAAP measures should not be considered as an alternative to U.S. GAAP net income (loss) or operating income (loss) as an indication of financial performance or to U.S. GAAP cash flows from operating activities as a measure of liquidity.  Additionally, these measures are not indicative of funds available to fund cash needs or our ability to make cash distributions as they have not been adjusted to consider cash requirements for capital expenditures, property acquisitions, debt service obligations, or other commitments.

Funds from Operations (“FFO”) & Adjusted FFO (“AFFO”)

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net earnings computed in accordance with GAAP, excluding gains or losses from sales of real estate assets, impairment, and the depreciation and amortization of real estate assets.  FFO is calculated both for the Company in total and as FFO available to common shareholders, which is FFO excluding earnings attributable to noncontrolling interests and preferred stock dividends.  AFFO is FFO available to common shareholders adjusted to exclude items we do not believe are representative of the results from our core operations, such as non-cash unrealized gains or losses on derivative liabilities, gains on debt conversion, and cash charges for acquisition costs and terminated equity offering expense. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

We consider FFO and AFFO to be useful additional measures of performance for an equity REIT because they facilitate an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, we believe that FFO and AFFO provide a meaningful indication of our performance.

The following table reconciles net earnings (loss) to FFO and AFFO for the years ended December 31 (in thousands). All amounts presented include both continuing and discontinued operations.

	Year ended December 31,
Reconciliation of Net earnings (loss) to FFO and Adjusted FFO	2015	2014	2013
Net earnings (loss)	$14,322	$(16,259)	$(1,353)
Depreciation and amortization expense	5,400	6,549	7,294
Net (gain) loss on disposition of assets	(7,795)	(2,750)	(1,806)
Impairment loss	3,708	2,921	7,086
FFO	15,635	(9,539)	11,221
(Earnings) loss attributable to noncontrolling interests	(1,197)	23	2
Preferred stock dividends declared and undeclared	(3,632)	(3,452)	(3,349)
FFO available to common shareholders	10,806	(12,968)	7,874
Unrealized (gain) loss on derivatives	(11,578)	14,430	(10,028)
Acquisition and terminated transactions expense	684	-	713.00
Gain on debt conversion	-	(88)	0
Terminated equity transaction expense	246	76	1,050
AFFO available to common shareholders	$158	$1,450	$(391)

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA

We calculate EBITDA and Adjusted EBITDA by adding back to net earnings (loss) certain non-operating expenses and certain non-cash charges which are based on historical cost accounting that we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods. In calculating EBITDA, we add back to net earnings (loss) interest expense, loss on debt extinguishment, income tax expense, and depreciation and amortization expense.  In calculating Adjusted EBITDA, we adjust EBITDA to add back net (gain) loss on disposition of assets, acquisition and terminated transactions expense, and terminated equity transactions expense, which are cash charges. We also add back impairment, gain on debt conversion, and unrealized derivative gain or loss, which are non-cash charges.  Our current calculation of EBITDA varies from that presented in previous filings as EBITDA was historically calculated based on net earnings (loss) available to common shareholders with preferred dividends and noncontrolling interest added back only to Adjusted EBITDA.  EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

We believe EBITDA and Adjusted EBITDA to be useful additional measures of our operating performance, excluding the impact of our capital structure (primarily interest expense), our asset base (primarily depreciation and amortization expense), and other items we do not believe are representative of the results from our core operations.

The following table reconciles net earnings (loss) to EBITDA and Adjusted EBITDA for the years ended December 31 (in thousands). All amounts presented include both continuing and discontinued operations.

	Year ended December 31,
Reconciliation of Net earnings (loss) to EBITDA and Adjusted EBITDA	2015	2014	2013
Net earnings (loss)	$14,322	$(16,259)	$(1,353)
Interest expense	5,745	8,256	8,277
Loss on debt extinguishment	213	278	1,164
Income tax expense	-	-	-
Income tax valuation allowance	-	-	-
Depreciation and amortization expense	5,400	6,549	7,294
EBITDA	25,680	(1,176)	15,382
Net gain on disposition of assets	(7,795)	(2,750)	(1,806)
Impairment loss	3,708	2,921	7,086
Unrealized (gain) loss on derivatives	(11,578)	14,430	(10,028)
Acquisition and terminated transactions expense	684	-	713
Gain on debt conversion	-	(88)	-
Terminated equity transactions expense	246	76	1,050
Adjusted EBITDA	$10,945	$13,413	$12,397

Property Operating Income (“POI”)

We calculate POI as room rentals and other hotel services revenue less hotel and property operating expenses.  We believe POI is helpful to investors as it better communicates the comparability of our hotels’ operating results for all of the Company’s hotel properties.  POI as presented below includes both continuing and discontinued operations.

The following table reconciles operating income (loss) to POI for the years ended December 31 (in thousands). All amounts presented include only continuing operations only unless otherwise noted.

	Years ended December 31,
Reconciliation of Operating income (loss) to POI	2015	2014	2013
Operating income (loss)	$3,332	$3,448	(206)
Depreciation and amortization	5,400	6,437	6,258
General and administrative expense	5,493	4,192	3,923
Acquisition and terminated transactions expense	684	-	713
Terminated equity transactions expense	246	76	1,050
Room rentals and property operations revenue, discontinued operations	4,296	14,969	25,228
Hotel and property operating expense, discontinued operations	(3,127)	(11,545)	(20,680)
POI	$16,324	$17,577	$16,286

Liquidity and Capital Resources

Liquidity Requirements

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, and restricted cash funding obligations.

Our longer-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other one-time capital expenditures that periodically are made with respect to our hotel properties, and scheduled debt payments, including maturing loans.  Additionally, the Company has an obligation to RES to use $25 million of the proceeds from its capital infusion in 2012 to pursue hotel acquisitions.  There are no contractual restrictions or penalties related to the use of these funds for purposes other than acquisitions, but the Company is obligated to replace these funds promptly as it has the ability to do so. At December 31, 2015, following the completion of the three hotel acquisitions in 2015, the Company believes it has satisfied all but $1.6 million of this obligation.

Further, in order to satisfy the requirements for qualification as a REIT, we must meet certain organizational and operational requirements and distribute to our shareholders at least 90% of our REIT taxable income annually.  The Company has not declared a common stock dividend since 2008.  In December 2013, the Company announced the suspension of the regular dividends on its outstanding preferred stock to preserve capital and improve liquidity.  At December 31, 2015, accumulated preferred dividends totaled $7.8 million.  The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy.

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our revolving credit agreement with Great Western Bank, and the release of restricted cash upon the satisfaction of usage requirements.  At December 31, 2015, the Company had $4.9 million of cash and cash equivalents on hand and $2.5 million of unused availability under its revolving credit agreement.  We expect our existing cash balances and cash provided by operations will be adequate to fund operating requirements, service debt, and fund required capital expenditures, which are currently estimated at between $3.5 million and $4.5 million through March 2017, for the properties we currently own.

Possible sources of liquidity to fund debt maturities, pay accumulated preferred dividends, fund acquisitions, and meet other obligations include additional secured or unsecured debt financings and proceeds from public or private issuances of debt or equity securities.  As discussed further in the Subsequent Events footnote to the consolidated financial statements, on March 16, 2016, the Company closed on a series of agreements which provided the Company with net proceeds in excess of $7.0 million after the payment of expenses, the redemption of certain classes of preferred stock, and the payment of all accumulated preferred dividends.

Prior to the consideration of any asset sales or our ability to refinance debt subsequent to December 31, 2015, contractual principal payments on our debt outstanding, including normal amortization, total $13.6 million through March 31, 2017, including the February 1, 2017 maturity of one of our GE loans debt with a balance at December 31, 2015 of $10.8 million.  Prior to its maturity, our company anticipates refinancing the GE loan with GE or another lender. As a result of our improved financial condition and the terms of the lending arrangements we have entered into in recent periods, we believe we will be able to refinance this debt on similar or perhaps more favorable terms. However, notwithstanding our perception that the lending market has improved, we may not be successful in our efforts to refinance or repay our maturing debt.

At December 31, 2015, we have 16 hotels held for sale which, if sold, we believe will generate $12.6 million in net proceeds after debt repayment.  Three of these asset sales were completed in January 2016, providing the Company with net proceeds after debt repayment of $2.7 million.  Over the last five years, we have sold 68 hotels.  Although it is management’s plan to use net proceeds after debt repayment from future asset sales to fund future acquisitions, if necessary the Company believes that cash generated from asset dispositions will be sufficient to fund any shortfalls associated with future debt maturities.  However, with respect to future hotel sales, we cannot predict whether we will be able to find buyers for identified assets at prices and other terms acceptable to us, whether potential buyers will be able to secure financings, and the length of time needed to find a buyer and to close the sale of a property.

Significant progress has been made in reducing future debt maturities and improving the Company’s liquidity position since December 31, 2014.  The execution of management’s plans, as described above, is dependent upon future hotel sales and/or the ability to refinance existing maturing debt which cannot be assured, but which we believe is probable. Based on these improvements, at December 31, 2015 management has concluded that there is no longer substantial doubt regarding the Company’s ability to continue as a going concern.

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $5.0 million, $5.4 million, and $2.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.  These changes in operating cash flows were driven by changes in net income, after adjusting for non-cash items, which decreased by $1.1 million in 2015 from 2014 and increased by $4.0 million in 2014 from 2013.  Other changes in operating cash flows between the periods were due to miscellaneous changes in property tax and insurance escrow balances and accounts receivable.

Cash provided by Investing Activities.  Our cash provided by investing activities was $5.4 million, $17.9 million, and $15.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.  The significant decrease in these cash flows in 2015 from previous periods was a result of cash spent on acquisitions of $42.6 million in 2015 which was partially offset by increased proceeds from the sale of properties during the year, which totaled $53.3 million in 2015 versus $21.3 million and $20.7 million in 2014 and 2013, respectively.

Cash used in Financing Activities.  Our cash used by financing activities was $5.7 million, $23.2 million, and $18.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.  Although debt repayments increased in 2015 due to increased property sales, this increase in debt repayments was offset by increased cash inflows for new debt obtained, including the debt obtained in connection with the 2015 acquisitions which totaled $15.1 million excluding debt assumed.

Outstanding Indebtedness

At December 31, 2015, we had long-term debt of $70.3 million associated with assets held for use with a weighted average term to maturity of 3.0 years and a weighted average interest rate of 5.13%.  Of this total, at December 31, 2015, $33.0 million is fixed rate debt with a weighted average term to maturity of 1.8 years and a weighted average interest rate of 5.64% and $37.3 million is variable rate debt with a weighted average term to maturity of 4.0 years and a weighted average interest rate of 4.67%.  At December 31, 2014, we had long-term debt of $45.2 million associated with assets held for use with a weighted average term to maturity of 2.4 years and a weighted average interest rate of 5.70%, all of which was fixed rate debt.

Debt is classified as held for sale if the properties collateralizing it are held for sale. Debt associated with assets held for sale is classified in the table below based on its contractual maturity although the balances are expected to be repaid within one year upon the sale of the related hotel properties.  Aggregate annual principal payments on debt for the next five years and thereafter are as follows:

	Held for sale	Held for use	Total
2016	$681	$2,051	$2,732
2017	14,333	29,016	43,349
2018	2,204	16,108	18,312
2019	-	686	686
2020	-	22,457	22,457
Total	$17,218	$70,318	$87,536

Financial Covenants

The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage and required loan-to-value and leverage ratios, and place certain restrictions on dividends.  As of December 31, 2015, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank and certain of our GE facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of December 31, 2015, we are not in default of any of our loans.

Significant Debt Transactions

During 2015, the Company sold 17 hotel properties for combined gross sales proceeds of $54.7 million.  Net proceeds were used to pay off the associated loans totaling $27.9 million, to fund acquisitions, to reduce the balance of the revolving credit facility with Great Western Bank, and for general corporate purposes.

On February 17, 2015, the maturity date of the Company’s GE loan formerly due March 2, 2015 was extended to December 15, 2015. A required principal payment of $0.3 million was paid on the loan in February 2015.  This loan was repaid in full on December 15, 2015 with cash on hand at the date of maturity.

On May 28, 2015, the $8.3 million mortgage loan previously held by Middle Patent Capital, LLC was, through the Company’s efforts, sold to Frontier Bank. The interest rate was reduced from 12.5% to 6.0% and the maturity date was extended from June 6, 2015 to May 1, 2016.  The Frontier Bank loan was repaid in full upon the disposition of the encumbered properties in July 2015.

On June 5, 2015, the Company amended its revolving credit facility with Great Western Bank to, among other things, extend the maturity date to June 30, 2018, modify the interest rate from 4.5% annually to the prime rate plus 1.0% annually (at December 31, 2015, 4.5% percent annually) and remove the 2.0% prepayment penalty required upon refinancing with another financial institution.

On October 1, 2015, the purchase of the San Antonio hotel was financed, in part, through the assumption of a mortgage loan payable to LMREC 2015-CREI, Inc. (Latitude). The assumed mortgage loan had a principal amount of $11.22 million. The Latitude loan is non-recourse, requires monthly interest payments and, commencing in May 2016, monthly principal payments of $12,000. The principal balance is due and payable on May 1, 2018. The loan bears interest at a variable rate of 30-day LIBOR (subject to a floor of 0.1522%) plus 6.25%.

On October 2, 2015, the purchase of the Atlanta and Jacksonville hotels was financed, in part, with the proceeds of mortgage loans provided by GE Capital Franchise Finance Corporation (GE) with principal amounts of $5 million for the loan secured by the Atlanta hotel and $10.1 million for the loan secured by the Jacksonville hotel. The loan agreement related to the Atlanta hotel also provides for a $2 million earn out option which may be borrowed in the third and fourth years after the loan is outstanding if certain financial tests and other conditions are satisfied. The GE loans are non-recourse and require monthly principal and interest payments based on a 25-year amortization with the principal balance due and payable on November 1, 2020. The loans bear interest at a variable rate of 90-day LIBOR plus 3.25%.

On October 26, 2015, the Company closed a $10.0 million mortgage loan with The Huntington National Bank. The loan has a five year term, a 25-year amortization schedule, and a fixed rate of 4.13% (after giving effect to the interest rate swap purchased at the time of loan origination).  The loan is non-recourse and secured by four hotels located in Indiana. Proceeds were used to refinance an existing loan with Citigroup Global Markets Realty Corp., which was set to mature in November, 2015.

Significant Equity Transactions

On March 2, 2015, the Company granted a warrant to an executive officer of the Company as an inducement material to the executive’s acceptance of employment. The warrant entitles the executive to purchase a total of 657,894 authorized but previously unissued shares of the Company’s common stock with a grant date price at (i) $1.52 per share (the adjusted closing bid price of the common stock on Nasdaq on March 2, 2015) if at least one-third but not more than one-half of the shares are purchased on or prior to March 17, 2015, and (ii) $1.92 per share for shares purchased after. The warrant has a three-year term. The executive officer exercised the warrant in part to purchase 227,894 shares on March 11, 2015 at the price of $1.52 per share. The warrant remains exercisable for 430,000 shares at an exercise price of $1.92 per share.

On March 2, 2015, the Company granted an equity award of 5,263,152 long-term incentive plan (“LTIP”) units, representing profit interests in SLP to an executive of the company.  The LTIP units are earned in one-third increments upon the Company’s common stock achieving price per share milestones of $3.50, $4.50, and $5.50, respectively.  Earned LTIP Units vest in March 2018, or earlier upon a change in control of the Company, and can be redeemed at the rate of one share of common stock for each eight earned LTIP units for up to 657,894 of common shares.

On October 1 and 2, 2015, as partial consideration for the purchase of hotels, 2,298,879 common units in SLP were issued with a value of $450,000.

As discussed further in the Subsequent Events footnote to the consolidated financial statements, on March 16, 2016, the Company entered into a series of agreements providing for (a) the issuance and sale of Condor’s Series D cumulative convertible preferred stock in a private transaction, (b) the exchange of all of Condor’s outstanding Series C preferred stock for Series D preferred stock, and (c) the cash redemption of all of Condor’s outstanding Series A and Series B preferred stock.

To maintain our REIT tax status, we generally must distribute at least 90% of our taxable income to our shareholders annually.  In addition, we are subject to a 4% non-deductible excise tax if the actual amount distributed to shareholders in a calendar year is less than a minimum amount specified under the federal income tax laws.  We have a general dividend policy of paying out approximately 100% of annual REIT taxable income.  The actual amount of any future dividends will be determined by the Board of Directors based on our actual results of operations, economic conditions, capital expenditure requirements, and other factors that the Board of Directors deems relevant.

Contractual Obligations

Below is a summary of certain obligations that will require capital as of December 31, 2015 (in thousands):

	Payments Due by Period
					More than
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	5 Years
Long-term debt, including interest (1)	$80,018	$5,631	$49,581	$24,806	$-
Land leases (2)	347	191	76	80	-
Total contractual obligations	$80,365	$5,822	$49,657	$24,886	$-

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at December 31, 2015, after giving consideration to our interest rate swaps.
(2)	Primarily ground leases and corporate office leases.

The column titled “Year 1” represents payments due for 2016.  Long-term debt and land lease payments above include only amounts related to properties classified as held for use.  Future debt payments, including interest, related to the 16 held for sale properties that are expected to be sold in the next 12 months of $19.0 million are not included in the table above.

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less.  We also have management agreements in place for the management and operation of our hotel properties.

Inflation

We rely on the performance of our hotels to increase revenues to keep pace with inflation.  Generally, our hotel operators possess the ability to adjust room rates daily to reflect the effects of inflation.  However, competitive pressures may limit the ability of our management companies to raise room rates.

Off Balance Sheet Financing Transactions

We have not entered into any off balance sheet financing transactions.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments.  We have identified the following principal accounting policies that have a material effect on our consolidated financial statements.

Investment in Hotel Properties

At the time of acquisition, the Company allocates the purchase price of assets to asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment, and intangible assets, if any, and the fair value of liabilities assumed, including debt. Acquisition date fair values are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers including discounted cash flows and capitalization rates.  Acquisition costs are expensed as incurred.

The Company’s investments in hotel properties are recorded at cost and are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and improvements and 3 to 12 years for furniture, fixtures, and equipment.

Development and construction costs of properties in development are capitalized including, where applicable, direct and indirect costs, including real estate taxes and interest costs.  Development and construction costs and costs of significant improvements, replacements, or renovations are capitalized while costs of maintenance and repairs are expensed as incurred.

On a quarterly basis, the Company reviews the carrying value of each held for use hotel to determine if certain circumstances, known as triggering events, exist indicating impairment to the carrying value of the hotel or that depreciation periods should be modified.  These triggering events include a significant change in the cash flows of or a significant adverse change in the business climate for a hotel.  If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on these undiscounted future cash flows. If the investment is not recoverable based on this analysis, an impairment charge will be taken, if necessary, to reduce the carrying value of the hotel to the hotel’s fair value.

Assets Held for Sale and Discontinued Operations

A hotel is considered held for sale (a) when a contract for sale is entered into, a substantial, nonrefundable deposit has been committed by the purchaser, and sale is expected to occur within one year, or (b) if management has committed to and is actively engaged in a plan sell the property, the property is available for sale in its current condition, and it is probable the sale will be completed within one year.  If a hotel is considered held for sale as of the most recent balance sheet presented or was sold in any period presented, the hotel property and the debt it collateralizes are shown as held for sale in all periods presented.

Depreciation of our hotels is discontinued at the time they are considered held for sale.  If the fair value of the held for sale property less costs to sell is lower than the carrying value of the hotel, the Company will record an impairment loss.  Impairment losses on held for sale properties may be subsequently recovered up to the amount of the cumulative impairment losses taken while the property is held for sale should future revisions to fair value estimates be required.  If active marketing ceases or the property no longer meets the criteria to be classified as held for sale, the property is reclassified to held for use and measured at the lower of its (a) carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for use, or (b) its fair value at the date of the subsequent decision not to sell.

Historically, we have presented the results of operations of hotel properties that have been sold or considered held for sale as discontinued operations.  In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other significant disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations that have a major effect on an entity’s operations and financial results should be presented as discontinued operations subsequent to adoption. The Company adopted the pronouncement on October 1, 2014.  As a result of this early adoption, only the operations of hotels meeting the criteria to be considered held for sale prior to October 1, 2014 are included in discontinued operations for all periods presented as no individual property disposition has a major effect on our operations or financial results.

Gains on the sale of real estate are recognized when a property is sold, provided that the profit is determinable, meaning that collectability of the sales price is reasonably assured or can be estimated, and that the earnings process is complete, meaning that the seller is not obligated to perform significant activities after the sale in order to earn the profit. If these criteria are not met, the timing of the sale is determined based on various criteria related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the gain is deferred and the finance, installment, or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent we sell a property and retain a partial ownership interest in the property, we generally recognize a  gain to the extent of the third party ownership interest.

Income Taxes

The Company qualifies and intends to continue to qualify as a REIT under applicable provisions of the Internal Revenue Code (the “Code”), as amended.  In general, under such Code provisions, a trust which has made the required election and, in the taxable year, meets certain requirements and distributes to its shareholders at least 90% of its REIT taxable income, will not be subject to federal income tax to the extent of the income currently distributed to shareholders.  If we fail to quality as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  Except with respect to the TRS, the Company does not believe that it will be liable for significant federal or state income taxes in future years.

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

Taxable income from non-REIT activities managed through the TRS, which is taxed as a C-Corporation, is subject to federal, state, and local income taxes.  We account for the federal income taxes of our TRS using the asset and liability method.  Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of the TRS and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and projections for future taxable income over the periods in which the remaining deferred tax assets are deductible.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on its technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statement of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement to the uncertain tax position by the applicable taxing authority or by expiration of the applicable statute of limitations.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The original updated accounting guidance was effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016, however, in July 2015, the FASB approved a one year delay of the effective date to fiscal years beginning after December 15, 2017.  As such, the standard will be effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. Currently, debt issuance costs are recorded as an asset. The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The Company anticipates a change in our balance sheet presentation of deferred financing cost only because the standard does not alter the accounting for the amortization of debt issuance costs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  Our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our derivative liabilities that fair values will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.  From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements.  At December 31, 2015, we have an interest rate swap in place which effectively locks the variable interest rate on our Huntington Bank debt (balance of $9.98 million) at 4.13%.  We do not intend to enter into derivative or interest rate transactions for speculative purposes.

The table below provides information about financial instruments that are sensitive to changes in interest rates.  The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period, excluding $17.2 million of debt related to hotel properties held for sale (dollars in thousands):

	2016	2017	2018	2019	2020	Total

Fixed rate debt	$1,344	$28,236	$3,457	$-	$-	$33,037
Average fixed interest rate	5.81%	5.74%	4.75%	-%	-%	5.64%
Variable rate debt	$708	$779	$12,651	$686	$22,457	$37,281
Average variable interest rate	4.21%	4.34%	6.20%	3.85%	3.85%	4.67%
Total debt	$2,052	$29,015	$16,108	$686	$22,457	$70,318
Total average interest rate	5.26%	5.71%	5.89%	3.85%	3.85%	5.12%

At December 31, 2015, approximately 61% of our outstanding debt, excluding debt related to hotel properties held for sale, is subject to fixed interest rates or effectively locked with an interest rate swap, while 39% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at December 31, 2015 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $0.3 million per year.

Condor Hospitality Trust, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Condor Hospitality Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Condor Hospitality Trust, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Condor Hospitality Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for discontinued operations as of October 1, 2014 on a prospective basis due to the adoption of Accounting Standards Update 2014-08.

(signed) KPMG LLP

Omaha, Nebraska
March 24, 2016

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheet

(In thousands, except share and per share data)

HIDDEN_ROW

	As of December 31,
	2015	2014
Assets
Investments in hotel properties	$144,870	$105,520
Less accumulated depreciation	37,938	38,331
	106,932	67,189

Cash and cash equivalents	4,870	173
Restricted cash	3,776	2,478
Accounts receivable, net of allowance for doubtful accounts of $10 and $25	1,169	1,190
Prepaid expenses and other assets	1,782	1,784
Deferred financing costs, net	1,575	1,637
Investment in hotel properties, held for sale, net	23,767	71,993

Total Assets	$143,871	$146,444

Liabilities and Equity
Liabilities
Accounts payable, accrued expenses, and other liabilities	$5,419	$6,666
Derivative liabilities, at fair value	8,759	20,337
Debt related to hotel properties held for sale	17,218	47,536
Long-term debt	70,318	45,151
Total Liabilities	101,714	119,690
Redeemable preferred stock
10% Series B, 800,000 shares authorized; $.01 par value 332,500 shares outstanding, liquidation preference of $10,182	7,662	7,662

Equity
Shareholders' equity
Preferred stock, 40,000,000 shares authorized: 8% Series A, 2,500,000 shares authorized, $.01 value, 803,270 par shares outstanding, liquidation preference of $9,485	8	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000 shares outstanding, liquidation preference of $34,492	30	30
Common stock, $.01 par value, 200,000,000 shares authorized; 4,941,878 and 4,692,965 shares outstanding	49	47
Additional paid-in capital	138,387	137,900
Accumulated deficit	(105,858)	(118,983)
Total shareholders' equity	32,616	19,002

Noncontrolling interest in consolidated partnership, redemption value $1,197 and $25	1,879	90

Total Equity	34,495	19,092

Total Liabilities and Equity	$143,871	$146,444

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statement of Operations

(In thousands, except per share data)

asd

	Year ended December 31,
	2015	2014	2013

Revenue
Room rentals and other hotel services	$57,341	$57,409	$53,782

Operating Expenses
Hotel and property operations	42,186	43,256	42,044
Depreciation and amortization	5,400	6,437	6,258
General and administrative	5,493	4,192	3,923
Acquisition and terminated transactions	684	-	713
Terminated equity transactions	246	76	1,050
Total operating expenses	54,009	53,961	53,988

Operating income (loss)	3,332	3,448	(206)

Net gain (loss) on dispositions of assets	4,802	1	(47)
Unrealized derivative gain (loss)	11,578	(14,430)	10,028
Other income	114	116	34
Interest expense	(5,445)	(7,019)	(5,399)
Loss on debt extinguishment	(213)	(158)	(458)
Impairment loss	(3,828)	(1,269)	(2,438)
Earnings (loss) from continuing operations before income taxes	10,340	(19,311)	1,514
Income tax expense	-	-	-
Earnings (loss) from continuing operations	10,340	(19,311)	1,514
Gain (loss) from discontinued operations, net of tax	3,982	3,052	(2,867)

Net earnings (loss)	14,322	(16,259)	(1,353)
(Earnings) loss attributable to noncontrolling interest	(1,197)	23	2
Net earnings(loss) attributable to controlling interests	13,125	(16,236)	(1,351)
Preferred stock dividends declared and undeclared	(3,632)	(3,452)	(3,349)
Net earnings (loss) attributable to common shareholders	$9,493	$(19,688)	$(4,700)
Basic Earnings Per Share (EPS)
Basic EPS from continuing operations	$1.22	$(5.84)	$(0.64)
Basic EPS from discontinued operations	0.72	0.79	(0.99)
Total EPS Basic	$1.94	$(5.05)	$(1.63)
Diluted Earnings Per Share (EPS)
Diluted EPS from continuing operations	$(0.15)	$(5.84)	$(0.64)
Diluted EPS from discontinued operations	0.15	0.79	(0.99)
Total EPS Diluted	$-	$(5.05)	$(1.63)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statement of Equity

(In thousands)

	Years ended December 31, 2015, 2014, and 2013
	Shares of preferred stock	Preferred stock	Shares of common stock	Common stock	Common stock warrants	Additional paid-in capital	Accumulated deficit	Total shareholder equity	Noncontrolling interest	Total equity

Balance at December 31, 2012	3,803	$38	2,893	$29	$252	$134,994	$(98,777)	$36,536	$115	$36,651
Stock-based compensation	-	-	5	-	-	47	-	47	-	47
Warrant expiration	-	-	-	-	(252)	252	-	-	-	-
Preferred dividends	-	-	-	-	-	-	(2,619)	(2,619)	-	(2,619)
Net loss	-	-	-	-	-	-	(1,351)	(1,351)	(2)	(1,353)
Balance at December 31, 2013	3,803	$38	2,898	$29	$-	$135,293	$(102,747)	$32,613	$113	$32,726
Stock-based compensation	-	-	8	-	-	34	-	34	-	34
Rights offering	-	-	1,787	18		2,573	-	2,591	-	2,591
Net loss	-	-	-	-	-	-	(16,236)	(16,236)	(23)	(16,259)
Balance at December 31, 2014	3,803	$38	4,693	$47	$-	$137,900	$(118,983)	$19,002	$90	$19,092
Stock-based compensation	-	-	21	-	-	143	-	143	142	285
Issuance of common stock	-	-	228	2		344	-	346	-	346
Issuance of common units	-	-	-	-	-	-	-	-	450	450
Net income	-	-	-	-	-	-	13,125	13,125	1,197	14,322
Balance at December 31, 2015	3,803	$38	4,942	$49	$-	$138,387	$(105,858)	$32,616	$1,879	$34,495

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands)

HIDDEN_ROW

	Year ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net income (loss)	$14,322	$(16,259)	$(1,353)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	5,400	6,549	7,294
Amortization and disposal of deferred financing costs	927	1,450	1,124
Amortization of debt discount	-	38	-
Gains on dispositions of assets	(7,794)	(2,750)	(1,806)
Stock-based compensation expense	285	34	47
Provision for impairment loss	3,708	2,921	7,086
Unrealized (gain) loss on derivative instruments	(11,578)	14,430	(10,028)
Gain on debt conversion	-	(88)	-
Amortization of warrant issuance cost	58	58	58
Changes in operating assets and liabilities:	-	-	-
(Increase) decrease in assets	442	(63)	593
Decrease in liabilities	(800)	(933)	(998)
Net cash provided by operating activities	4,970	5,387	2,017

Cash flows from investing activities:
Additions to hotel properties	(5,316)	(3,374)	(5,133)
Acquisition and development of hotel properties	(42,592)	-	-
Proceeds from sale of hotel assets	53,306	21,316	20,746
Net cash provided by investing activities	5,398	17,942	15,613

Cash flows from financing activities:
Deferred financing costs	(865)	(485)	(1,081)
Principal payments on long-term debt	(51,868)	(22,207)	(34,033)
Proceeds from long-term debt, net	44,620	-	10,671
Payments on revolving debt	(39,056)	(30,843)	(38,478)
Proceeds from revolving debt	41,152	29,692	47,064
Proceeds from common stock issued in rights offering	346	860	-
Rights offering issuance costs	-	(218)	-
Dividends paid to preferred shareholders	-	-	(2,619)
Net cash used in financing activities	(5,671)	(23,201)	(18,476)

Increase (decrease) in cash and cash equivalents	4,697	128	(846)
Cash and cash equivalents, beginning of year	173	45	891
Cash and cash equivalents, end of year	$4,870	$173	$45

Supplemental cash flow information
Interest paid, net of amounts capitalized	$5,085	$7,119	$8,496

Schedule of noncash investing and financing activities:
Dividends declared preferred	$-	$-	$3,349
Unamortized debt discount	$-	$113	$-
Convertible loan embedded derivative	$-	$(151)	$-
Debt converted to common stock	$-	$(2,000)	$-
Common stock issued on conversion of debt	$-	$1,950	$-
Debt assumed in acquisitions	$11,220	$-	$-
Fair Value of SLP common units issued in acquisitions	$450	$-	$-

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“CDOR,” “Condor,” or the “Company”), which until July 15, 2015 was formerly named Supertel Hospitality, Inc., was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. CDOR is a self-administered real estate investment trust (REIT) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of December 31, 2015, the Company owned 42 hotels in 20 states.

CDOR, through its wholly owned subsidiary, Supertel Hospitality REIT Trust, owns controlling interests in Supertel Limited Partnership (“SLP”) and E&P Financing Limited Partnership (“E&P”).  SLP and E&P, including their various subsidiary partnerships, hold substantially all of the Company’s assets (with the exception of the furniture and equipment of 34 properties held by TRS Leasing, Inc.) and conducts all of its operations.  At December 31, 2015, the Company owned 100% of E&P and 90.1% of the common operating units (“common units”) of SLP with the remaining common units owned by other limited partner and long-term inventive plan unit holders (see Note 12).

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required by the Internal Revenue Service (“IRS”) for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels.  Therefore, SLP and E&P and their subsidiaries lease our hotel properties to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc., and its wholly owned subsidiaries (the “TRS”). The TRS in turn engages third-party eligible independent contractors to manage the hotels. SLP, E&P, and the TRS and their respective subsidiaries are consolidated into the Company’s financial statements.

References to “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including as the context requires, its direct and indirect subsidiaries.

Historically, as a result of the geographic areas in which we operate, the operations of our hotels have been seasonal in nature.  Generally, occupancy rates, revenue, and operating income have been greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters of the year.  The results of the hotels acquired in October 2015 (see Note 3), because of their locations and chain scale, are expected to be less seasonal in nature than our legacy portfolio of assets.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. general accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company, as well as the accounts of SLP, E&P, their subsidiaries, and our wholly owned TRS and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates, Risks, and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as revenue and expenses recognized during the reporting period.  Actual results could differ from those estimates.  Because the state of the economy and of the real estate market can significantly impact hotel operational performance and the estimated fair value of our assets, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

Investment in Hotel Properties

At the time of acquisition, the Company allocates the purchase price of assets to asset classes based on the fair value of the acquired real estate, furniture, fixtures, and equipment, and intangible assets, if any, and the fair value of liabilities assumed, including debt. Acquisition date fair values are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers including discounted cash flows and capitalization rates.  Acquisition costs are expensed as incurred.

The Company’s investments in hotel properties are recorded at cost and are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and improvements and 3 to 12 years for furniture, fixtures, and equipment.

Development and construction costs of properties in development are capitalized including, where applicable, direct and indirect costs, including real estate taxes and interest costs.  Development and construction costs and costs of significant improvements, replacements, or renovations are capitalized while costs of maintenance and repairs are expensed as incurred.

On a quarterly basis, the Company reviews the carrying value of each held for use hotel to determine if certain circumstances, known as triggering events, exist indicating impairment to the carrying value of the hotel or that depreciation periods should be modified.  These triggering events include a significant change in the cash flows of or a significant adverse change in the business climate for a hotel.  If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on these undiscounted future cash flows. If the investment is not recoverable based on this analysis, an impairment charge will be taken, if necessary, to reduce the carrying value of the hotel to the hotel’s fair value.

Assets Held for Sale and Discontinued Operations

A hotel is considered held for sale (a) when a contract for sale is entered into, a substantial, nonrefundable deposit has been committed by the purchaser, and sale is expected to occur within one year, or (b) if management has committed to and is actively engaged in a plan sell the property, the property is available for sale in its current condition, and it is probable the sale will be completed within one year.  If a hotel is considered held for sale as of the most recent balance sheet presented or was sold in any period presented, the hotel property and the debt it collateralizes are shown as held for sale in all periods presented.

Depreciation of our hotels is discontinued at the time they are considered held for sale.  If the fair value of the held for sale property less costs to sell is lower than the carrying value of the hotel, the Company will record an impairment loss.  Impairment losses on held for sale properties may be subsequently recovered up to the amount of the cumulative impairment losses taken while the property is held for sale should future revisions to fair value estimates be required.  If active marketing ceases or the property no longer meets the criteria to be classified as held for sale, the property is reclassified to held for use and measured at the lower of its (a) carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for use, or (b) its fair value at the date of the subsequent decision not to sell.

Historically, we have presented the results of operations of hotel properties that have been sold or considered held for sale as discontinued operations.  In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other significant disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations that

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

have a major effect on an entity’s operations and financial results should be presented as discontinued operations subsequent to adoption. The Company adopted the pronouncement on October 1, 2014.  As a result of this adoption, only the operations of hotels meeting the criteria to be considered held for sale prior to October 1, 2014 are included in discontinued operations for all periods presented as no individual hotel disposition has a major effect on our operations or financial results.

Gains on the sale of real estate are recognized when a property is sold, provided that the profit is determinable, meaning that collectability of the sales price is reasonably assured or can be estimated, and that the earnings process is complete, meaning that the seller is not obligated to perform significant activities after the sale in order to earn the profit. If these criteria are not met, the timing of the sale is determined based on various criteria related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the gain is deferred and the finance, installment, or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent we sell a property and retain a partial ownership interest in the property, we generally recognize a  gain to the extent of the third party ownership interest.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less when acquired, and are carried at cost which approximates fair value. The Company maintained a major portion of its deposits with Great Western Bank, a Nebraska Corporation, at December 31, 2014, and with US Bank at December 31, 2015.  The balances on deposit at Great Western Bank and US Bank may at times exceed the federal deposit insurance limit, however, management believes that no significant credit risk exists with respect to the uninsured portion of these cash balances.

Restricted Cash

Restricted cash consists of cash held in escrow for the replacement of furniture and fixtures or for real estate taxes and property insurance as required under certain loan agreements.  For purposes of the statement of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for the replacement of furniture and fixtures are shown as investing activities.

Deferred Financing Cost

Direct costs incurred in financing transactions are capitalized as deferred financing costs and amortized to interest expense over the term of the related loan using the effective interest method.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. Currently, debt issuance costs are recorded as an asset. The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The Company anticipates a change in our balance sheet presentation of deferred financing cost only because the standard does not alter the accounting for the amortization of debt issuance costs.

Derivative Liabilities

In the normal course of business, the Company is exposed to the effects of interest rate changes, and the Company may enter into derivative instruments including interest rate swaps, caps, and collars to manage or economically hedge interest rate risk.  Additionally, the Company is required to include on the balance sheet certain bifurcated embedded derivative instruments such as conversion features in convertible instruments and certain common stock warrants.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

All derivatives recognized by the Company are reported as derivative liabilities on the consolidated balance sheet and are adjusted to their fair value at each reporting date.  Unrealized gains and losses on derivative instruments are included in unrealized derivative gain (loss) and realized gains and losses related to the interest rate instruments are included in interest expense on the consolidated statement of operations.

Noncontrolling Interest

Noncontrolling interest in SLP represents the limited partners’ proportionate share of the equity in the operating partnership and long-term incentive plan (LTIP) units (see Note 12).  Earnings and loss are allocated to noncontrolling interest in accordance with the weighted average percentage ownership of SLP during the period.  Our ownership interest in SLP as of December 31, 2015, 2014, and 2013 was 90.1%,  99.9%, and 99.9%, respectively, which includes consideration of the common units of the limited partners as well as the LTIP units.

Revenue Recognition

Revenue consists of amounts derived from hotel operations, including the sale of rooms, food and beverage, and other ancillary amenities.  Revenue from the operation of the hotel properties is recognized when rooms are occupied and services have been rendered.  Sales, use, occupancy, and similar taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the consolidated statement of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The original updated accounting guidance was effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016, however, in July 2015, the FASB approved a one year delay of the effective date to fiscal years beginning after December 15, 2017.  As such, the standard will be effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Income Taxes

The Company qualifies and intends to continue to qualify as a REIT under applicable provisions of the Internal Revenue Code (the “Code”), as amended.  In general, under such Code provisions, a trust which has made the required election and, in the taxable year, meets certain requirements and distributes to its shareholders at least 90% of its REIT taxable income, will not be subject to federal income tax to the extent of the income currently distributed to shareholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  Except with respect to the TRS, the Company does not believe that it will be liable for significant federal or state income taxes in future years.

The Company has not declared a common stock dividend since 2008.  In December 2013, the Company announced the suspension of the regular dividends on its outstanding preferred stock to preserve capital and improve liquidity.  The Company will monitor requirements to maintain its REIT status and will routinely evaluate the dividend policy.

A REIT will incur a 100% tax on the net gain derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We do not believe any of our hotels were held primarily for sale in the ordinary course of our trade or business. However, if the IRS would

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

Taxable income from non-REIT activities managed through the TRS, which is taxed as a C-Corporation, is subject to federal, state, and local income taxes.  We account for the federal income taxes of our TRS using the asset and liability method.  Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of the TRS and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and projections for future taxable income over the periods in which the remaining deferred tax assets are deductible.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not (defined as a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on its technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statement of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement to the uncertain tax position by the applicable taxing authority or by expiration of the applicable statute of limitations. For the years ended December 31, 2015, 2014, and 2013, the Company did not record any uncertain tax positions.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are utilized to determine the value of certain liabilities, to perform impairment assessments, to account for hotel acquisitions, and for disclosure purposes. Fair value measurements are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Directly or indirectly observable inputs other than quoted prices included in Level 1. Level 2 inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations whose inputs are observable.

Level 3: Unobservable inputs for which there is little or no market data, which require a reporting entity to develop its own assumptions.

Our estimates of fair value were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or valuation techniques may have a material effect on estimated fair value measurements.  We classify assets and liabilities in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement.

With the exception of fixed rate debt (see Note 5), the carrying amount of the Company’s financial instruments approximates their fair values due to their short-term nature or variable interest rates.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

Stock-Based Compensation

Stock-based compensation for awards with a service condition only is measured based on the fair value of the award on the date of grant and recognized as compensation expense on a straight line basis over the service period.  The compensation cost related to awards for which vesting is contingent upon achieving a market based criteria is measured at the fair value of the award on the date of grant, including consideration of the market criteria, and amortized on a straight line basis over the performance period.  Compensation cost is recognized as additional paid-in capital for awards of the Company’s common stock and as noncontrolling interest for LTIP awards of SLP common units.

Liquidity

The following disclosure and analysis is pursuant to ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 requires the Company to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued.  To satisfy the requirements of this standard, the Company’s evaluation considered a 15 month period beginning January 1, 2016.

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, and restricted cash funding obligations.

Our longer-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other one-time capital expenditures that periodically are made with respect to our hotel properties, and scheduled debt payments, including maturing loans.  Additionally, the Company has an obligation to Real Estate Strategies, L.P. (“RES”) to use approximately $1.6 million of proceeds from a capital infusion in 2012 to pursue hotel acquisitions (see Note 15).

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our revolving credit agreement with Great Western Bank, and the release of restricted cash upon the satisfaction of usage requirements.  At December 31, 2015, the Company had $4.9 million of cash and cash equivalents on hand and $2.5 million of unused availability under its revolving credit agreement.  We expect our existing cash balances and cash provided by operations will be adequate to fund operating requirements, service debt, and fund required capital expenditures, which are currently estimated at between $3.5 million and $4.5 million through March 2017, for the properties we currently own.

Possible sources of liquidity to fund debt maturities, pay accumulated preferred dividends, fund acquisitions, and meet other obligations include additional secured or unsecured debt financings and proceeds from public or private issuances of debt or equity securities.  As discussed further in the Subsequent Events footnote to the consolidated financial statements, on March 16, 2016, the Company closed on a series of agreements which provided the Company with net proceeds of in excess of $7.0 million after the payment of expenses, the redemption of certain classes of preferred stock, and the payment of all accumulated preferred dividends.

Prior to the consideration of any asset sales or our ability to refinance debt subsequent to December 31, 2015, contractual principal payments on our debt outstanding, including normal amortization, total $13.6 million through March 31, 2017, including the February 1, 2017 maturity of one of our GE loans debt with a balance at December 31, 2015 of $10.8 million.  Prior to its maturity, our company anticipates refinancing the GE loan with GE or another lender. As a result of our improved financial condition and the terms of the lending arrangements we have entered into in recent periods, we believe we will be able to refinance this debt on similar or perhaps more favorable terms. However, notwithstanding our perception that the lending market has improved, we may not be successful in our efforts to refinance or repay our maturing debt.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

At December 31, 2015, we have 16 hotels held for sale which, if sold, we believe will generate $12.6 million in net proceeds after debt repayment.  Three of these asset sales were completed in January 2016, providing the Company with net proceeds after debt repayment of $2.7 million.  Over the last five years, we have sold 68 hotels. Although it is management’s plan to use net proceeds after debt repayment from future asset sales to fund future acquisitions, if necessary the Company believes that cash generated from asset dispositions will be sufficient to fund any shortfalls associated with future debt maturities.  However, with respect to future hotel sales, we cannot predict whether we will be able to find buyers for identified assets at prices and other terms acceptable to us, whether potential buyers will be able to secure financings, and the length of time needed to find a buyer and to close the sale of a property.

Significant progress has been made in reducing future debt maturities and improving the Company’s liquidity position since December 31, 2014.  The execution of management’s plans, as described above, is dependent upon future hotel sales and/or the ability to refinance existing maturing debt which cannot be assured but which we believe is probable. Based on these improvements, at December 31, 2015, management has concluded that there is no longer substantial doubt regarding the Company’s ability to continue as a going concern.

Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investments in hotel properties consisted of the following at December 31:

	As of December 31,
	2015			2014
	Held for sale	Held for use	Total	Held for sale	Held for use	Total
Land	$3,088	$15,779	$18,867	$14,154	$11,334	$25,488
Acquired below market
lease intangibles	883	-	883	883	-	883
Buildings, improvements, vehicle	30,868	107,238	138,106	75,240	77,969	153,209
Furniture and equipment	9,188	21,400	30,588	18,442	15,776	34,218
Construction-in-progress	2	453	455	346	441	787
	44,029	144,870	188,899	109,065	105,520	214,585
Less accumulated depreciation	(20,262)	(37,938)	(58,200)	(37,072)	(38,331)	(75,403)
	$23,767	$106,932	$130,699	$71,993	$67,189	$139,182

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 3.  ACQUISITION OF HOTEL PROPERTIES

During 2015, we acquired three wholly-owned hotel properties.  The allocation of the purchase price based on fair value, which was determined using Level 3 fair value inputs, was as follows:

			Building		Total		Debt	Issuance
	Acquisition		improvements	Furniture and	purchase	Assumption	originated	of SLP
Hotel	date	Land	and vehicle	equipment	price	of debt	at acquisition	common units	Net cash

Hotel Indigo	10/2/2015	$800	$8,700	$1,500	$11,000	$-	$5,000	$150	$5,850
Atlanta, GA
Marriott Courtyard	10/2/2015	2,100	11,050	850	14,000	-	10,100	150	3,750
Jacksonville, FL
Springhill Suites	10/1/2015	1,597	14,353	1,550	17,500	11,220	-	150	6,130
San Antonio, TX
Total		$4,497	$34,103	$3,900	$42,500	$11,220	$15,100	$450	$15,730

The $42,500 purchase price was funded with the assumption of one loan with an aggregate outstanding principal balance of $11,220 and two newly originated GE loans totaling $15,100. The remaining $16,180 was funded with approximately $14,900 in cash, approximately $830 of borrowings from the Company’s existing credit facility with Great Western Bank, and the issuance of common units from SLP. A total of 2,298,879 common units were issued with a value of $450.

Included in the consolidated statement of operations for the year ended December 31, 2015 is total revenue of $2,611 and total net income of $32 which represent the results of operations for these hotels since the date of acquisition.

There were no hotel acquisitions in 2014 or 2013.

Pro Forma Results (Unaudited)

The following condensed pro forma financial data is presented as if all acquisitions completed since January 1, 2015 had been completed on January 1, 2014.  The pro forma results below exclude acquisition costs of $684 for the year ended December 31, 2015.  The condensed pro forma financial data is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2014, nor do they purport to represent the results of operations for future periods.

	Year ended
	2015	2014
Total revenue	$66,028	$65,505
Operating income	$5,339	$2,832
Net income attributable to common shareholders	$10,441	$(24,380)
Net income per share available to common shareholders-basic	$2.14	$(6.26)
Net income per share available to common shareholders-diluted	$0.02	$(6.26)

NOTE 4: DISPOSITION OF HOTEL PROPERTIES AND DISCONTINUED OPERATIONS

As of December 31, 2015, the Company had 16 hotels classified as held for sale. At the beginning of 2015, the Company had 12 hotels held for sale and during the year classified an additional 23 hotels as held for sale. Seventeen of these hotels were sold during 2015, and two of the hotels were reclassified as held for use in 2015 due

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

to changes in the properties’ market condition.  None of the hotels reclassified as held for sale since the Company’s adoption of ASU 2014-08 on October 1, 2014 represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  As a result, only hotels classified as held for sale prior to October 1, 2014, two of which remain unsold at December 31, 2015, are included in discontinued operations with all other hotels, including those subsequently sold or classified as held for sale, reported in continuing operations.

In 2015, 2014, and 2013, the Company sold 17 hotels, 13 hotels, and 17 hotels, respectively, resulting in total gains of $7,759,  $2,749, and $1,853, respectively, of which  $4,996,  $0, and $0, respectively, was included in continuing operations.

Included in these 2015 sales were two hotels in Alexandria, Virginia that were sold on July 13, 2015 for a combined gross sales price of $19,000.  These hotels represent a significant disposition; therefore, their operating results are disclosed.  The Alexandria Comfort Inn and Days Inn hotels had combined net earnings (loss) of ($665), $761, and ($81) for the years ended December 31, 2015, 2014, and 2013, respectively. Net earnings for the year ended December 31, 2015 include impairment expense of $1,020 which was recognized following the hotels classification as held for sale. Earnings (loss) attributable to noncontrolling interest related to these properties for the years ended December 31, 2015, 2014, and 2013 were $3 $1, $0, respectively.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The following table sets forth the components of discontinued operations for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013

Revenue	$4,296	$14,969	$25,228
Hotel and property operations expense	(3,127)	(11,545)	(20,680)
Depreciation and amortization expense	-	(112)	(1,036)
General and administrative expense	-	-	-
Net gain on dispositions of assets	2,993	2,749	1,853
Impairment recovery (loss)	120	(1,652)	(4,648)
Interest expense	(300)	(1,237)	(2,878)
Loss on debt extinguishment	-	(120)	(706)
Income tax expense	-	-	-
Gain (loss) from discontinued operations	$3,982	$3,052	$(2,867)

Capital expenditures	$111	$360	$1,255

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 5.  LONG-TERM DEBT

Long-term debt, including debt related to hotel properties held for sale, consisted of the following loans payable at December 31:

Lender	Balance at December 31, 2015	Interest rate at December 31, 2015	Maturity	Amortization provision	Properties encumbered at December 31, 2015	Balance at December 31, 2014

Fixed rate debt
GE Capital Franchise Finance Corporation	$10,819	7.17%	02/2017	15 years	4	$11,335
GE Capital Franchise Finance Corporation	3,864	4.75%	02/2018	15 years	4	4,057
GE Capital Franchise Finance Corporation	-					10,667
Great Western Bank	-					7,885
Citigroup Global Markets Realty	-					11,869
Elkhorn Valley Bank	-					2,583
Middle Patent Capital, LLC	-					8,300
Cantor Commercial Real Estate Lending	5,826	4.25%	11/2017	30 years	1	5,936
Morgan Stanley Mortgage Capital Holdings	27,542	5.83%	12/2017	25 years	22	28,630
Total fixed rate debt	48,051					91,262

Variable rate debt
Great Western Bank	3,215(6)	4.50% (1)	06/2018	Interest only	4	1,425
GE Capital Franchise Finance Corporation	4,990	3.67% (2)	11/2020	25 years	1	-
GE Capital Franchise Finance Corporation	10,079	3.67% (2)	11/2020	25 years	1	-
The Huntington National Bank	9,981	2.49% (3)	11/2020	25 years	4	-
LMREC 2015 - CREI, Inc. (Latitude)	11,220	6.50% (4)	05/2018	$12 monthly (5)	1	-
Total variable rate debt	39,485				42	1,425

Total long-term debt	$87,536					$92,687

Less: Debt related to hotel properties held for sale	(17,218)					(47,536)
Total long-term debt held for use	$70,318					$45,151

(1) Prime rate plus 1%; was fixed rate debt at 4.5% prior to amendment on June 5, 2015

(2) 90-day LIBOR plus 3.25%

(3) 30-day LIBOR plus 2.25%, fixed at 4.13% after giving effect to interest rate swap

(4) 30-day LIBOR plus 6.25%

(5) $12 monthly payment begins May 2016

(6) Total availability under this revolving credit facility was $5,733 at December 31, 2015; commitment fee on unused facility is 0.25%

At December 31, 2015, we had long-term debt of $70,318 associated with assets held for use with a weighted average term to maturity of 3.0 years and a weighted average interest rate of 5.13%.  Of this total, at December 31, 2015, $33,037 is fixed rate debt with a weighted average term to maturity of 1.8 years and a weighted average interest rate of 5.64% and $37,281 is variable rate debt with a weighted average term to maturity of 4.0 years and a weighted average interest rate of 4.67%.  At December 31, 2014, we had long-term debt of $45,151 associated with assets held for use with a weighted average term to maturity of 2.4 years and a weighted average interest rate of 5.70%, all of which was fixed rate debt.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

Debt is classified as held for sale if the properties collateralizing it are held for sale. Debt associated with assets held for sale is classified in the table below based on its contractual maturity although the balances are expected to be repaid within one year upon the sale of the related hotel properties.  Aggregate annual principal payments on debt for the next five years and thereafter are as follows:

	Held for sale	Held for use	Total
2016	$681	$2,051	$2,732
2017	14,333	29,016	43,349
2018	2,204	16,108	18,312
2019	-	686	686
2020	-	22,457	22,457
Total	$17,218	$70,318	$87,536

Financial Covenants

The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage and required loan-to-value and leverage ratios, and place certain restrictions on dividends.  As of December 31, 2015, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank and certain of our GE facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of December 31, 2015, we are not in default of any of our loans.

Convertible Loan

On January 9, 2014, we entered into an unsecured convertible loan agreement with RES, for a revolving line of credit of up to $2,000 with an annual interest rate equal to LIBOR plus 7%. During the first quarter of 2014, the Company borrowed the full amount of $2,000 available under the loan agreement.

Upon issuance, it was determined that the conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative liability as there was no explicit limit to the number of shares to be delivered upon settlement of the conversion option.  The initial fair value of the conversion feature was determined to be $151 and was recorded as a derivative liability with the offset recorded as a debt discount against the convertible loan.

RES applied the amount owed to it under the loan to purchase 1,250,000 shares of newly issued common stock. On June 11, 2014, the effective purchase date, $1,950, the fair value of the shares issued, was recorded in equity, and a gain of $88 was recorded in other income to reflect the change in fair value from March 31, 2014 to the date of conversion of the convertible loan, amortized debt discount, and the separately accounted for embedded derivative.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 6: FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At December 31, 2015, the Company’s derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired hotel properties and related assumed debt during the year ended December 31, 2015 (see Note 3) and in the valuation of impaired hotels in the years ended December 31, 2015, 2014, and 2013.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  In 2015, two such positions were entered into by the Company.  The fair value of interest rate positions is determined using the standard market methodology of netting the discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at December 31, 2015 are as follows:

Notional amount at December
Associated debt	Type	Terms	Effective date	Maturity date	31, 2015
Huntington	Swap	Swaps 30-day LIBOR + 2.25% for fixed rate of 4.13%;	11/2015	11/2020	$9,981 (1)
cancellable at Company’s option anytime
after 11/01/2018 without penalty

Latitude	Cap	Caps 30-day LIBOR at 2.5%	10/2015	05/2016	$11,220 (1)

(1)	Notional amounts amortize consistently with the principal amortization of the associated loans

The terms of the Series C convertible preferred stock (see Note 10) include an antidilution provision that requires an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instruments’ original conversion price of $8.00 per share.  Accordingly, we bifurcated the embedded conversion feature which is shown as a derivative liability recorded at fair value on the consolidated balance sheet. As a result of a subscription rights offering by the Company which concluded on June 6, 2014 (see Note 8), the conversion price of the Series C convertible stock, pursuant to its terms, was adjusted to $1.60, the exercise price of the subscription rights for a share of common stock. The antidilution provision continues to be in effect, and treatment of the embedded conversion feature as a derivative liability remains unchanged.

The agreement setting forth the terms of the common stock warrants issued to the holders of the Series C convertible preferred stock (see Note 10) also includes an antidilution provision that requires a reduction in the warrant’s exercise price of $9.60 should the conversion ratio of the Series C convertible preferred stock be adjusted due to antidilution provisions. Accordingly, the warrants do not qualify for equity classification, and, as a result, the fair value of the derivative is shown as a derivative liability on the consolidated balance sheet. As a result of a subscription rights offering by the Company which concluded on June 6, 2014 (see Note 8), the exercise price of the warrants for a share of common stock was adjusted to $1.92, equal to 120% of the adjusted conversion price of the Series C convertible preferred stock. The antidilution provision remains in effect, and treatment of the warrants as a derivative liability remains unchanged.

The fair value of the derivative liabilities recognized in connection with the Series C convertible preferred stock is determined by the Monte Carlo simulation method. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

All derivatives recognized by the Company are reported as derivative liabilities on the consolidated balance sheet and are adjusted to their fair value at each reporting date.  Unrealized gains and losses on derivative instruments are included in unrealized derivative gain (loss) and realized gains and losses related to the interest rate instruments are included in interest expense on the consolidated statement of operations.  The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis:

	Fair value at
	December 31, 2015	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$6,271	$-	$-	$6,271
Warrant derivative	2,411	-	-	2,411
Interest rate derivatives	77	-	77	-
Total derivatives	$8,759	$-	$77	$8,682

	Fair value at
	December 31, 2014	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$13,804	$-	$-	$13,804
Warrant derivative	6,533	-	-	6,533
Total derivatives	$20,337	$-	$-	$20,337

There were no transfers between levels during the year to date ended December 31, 2015.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related realized and unrealized gains (losses) recorded in the consolidated statement of operations during the period:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

	Year ended December 31,
	2015			2014
	Series C			Series C		Convertible
	preferred			preferred		loan
	embedded	Warrant		embedded	Warrant	embedded
	derivative	derivative	Total	derivative	derivative	derivative	Total
Fair value,
beginning of period	$13,804	$6,533	$20,337	$3,761	$2,146	$-	$5,907
Net unrealized (gains)
losses on derivatives	(7,533)	(4,122)	(11,655)	10,043	4,387	-	14,430
Purchases and issuances	-	-	-	-	-	151	151
Sales and settlements,
included in
derivative gain (loss)	-	-	-	-	-	(151)	(151)
Gross transfers in	-	-	-	-	-	-	-
Gross transfers out	-	-	-	-	-	-	-
Fair value, end of period	$6,271	$2,411	$8,682	$13,804	$6,533	$-	$20,337

Changes in realized (gains)
losses, included in
income on
instruments held
at end of period	-	-	-	-	-	-	-
Changes in unrealized
(gains) losses, included
in income on
instruments held
at end of period	$(7,533)	$(4,122)	$(11,655)	$10,043	$4,387	$-	$14,430

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of debt obligations with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy. The carrying value and estimated fair value of the Company’s debt is presented in the table below:

HIDDEN_ROW
	Carrying value at December 31,		Estimated fair value at December 31,
	2015	2014	2015	2014

Held for use	$70,318	$45,151	$71,454	$44,594
Held for sale	17,218	47,536	17,825	47,744
Total	$87,536	$92,687	$89,279	$92,338

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 inputs. The amount of impairment and recovery of previously recorded impairment recognized in the years ended December 31, 2015, 2014, and 2013 is shown in the table below:

	Year ended December 31,
	2015		2014		2013
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing operations
Held for use hotels
Impairment loss	1	$(1,537)	-	$-	2	$(2,238)
Recovery of impairment	-	-	1	119	-	-
Subtotal Held for use hotels	1	(1,537)	1	119	2	(2,238)
Held for sale hotels
Impairment loss	2	(838)	-	-	-	-
Recovery of impairment		-	-	-	-	-
Subtotal Held for sale hotels	2	(838)	-	-	-	-
Sold hotels
Impairment loss	3	(1,538)	2	(1,388)	1	(200)
Recovery of impairment	1	85	-	-	-	-
Subtotal Sold hotels	4	(1,453)	2	(1,388)	1	(200)
Net impairment loss reported in continuing operations	7	$(3,828)	3	$(1,269)	3	$(2,438)

Discontinued operations
Sold hotels
Impairment loss	1	(117)	8	(2,450)	14	(4,819)
Recovery of impairment	3	237	5	798	5	171
Subtotal sold hotels	4	120	13	(1,652)	19	(4,648)
Net impairment recovery (loss) reported in discontinued operations	4	120	13	(1,652)	19	(4,648)

Total net impairment	11	$(3,708)	16	$(2,921)	22	$(7,086)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 7. SERIES B REDEEMABLE PREFERRED STOCK

At December 31, 2015 there were 332,500 shares of 10.0% Series B preferred stock outstanding. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

Dividends on the Series B preferred stock are cumulative and are payable quarterly in arrears on each  March 31, June 30, September 30 and December 31, or, if not a business day, the next succeeding business day, at the annual rate of 10.0% of the $25.00 liquidation preference per share, equivalent to a fixed annual amount of $2.50 per share.  Dividends on the Series B preferred stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series B preferred stock to preserve capital and improve liquidity. Unpaid dividends on the Series B preferred stock will not bear interest. Unpaid dividends are $1,870 or $5.625 per share, as of December 31, 2015. These dividends are not reflected as an obligation on the balance sheet. Holders of the Series B preferred stock generally have no voting rights. However, if the dividends on the Series B preferred stock are in arrears for six or more quarterly periods (whether or not consecutive), holders of the Series B preferred stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, will be entitled to elect two directors. Until all such dividend arrearages and dividends for the then current period have been paid, at each annual meeting the holders of Series A preferred stock and Series B preferred stock, voting as one group, will be entitled to elect two directors to serve until the next annual meeting, The terms of the directors will earlier terminate within twelve months after all dividend arrearages have been paid. At the Company’s annual meeting on June 10, 2015, holders of Series A preferred stock and Series B preferred stock, voting as one class, elected two directors.

The Series B preferred stock will, with respect to dividend rights and rights upon the Company’s liquidation, dissolution, or winding up, rank: (a) senior to the Company’s common stock, (b) senior to all classes or series of preferred stock issued by the Company and ranking junior to the Series B preferred stock with respect to dividend rights or rights upon the Company’s liquidation, dissolution or winding up, (c) on a parity with the Company’s Series A preferred stock and Series C convertible preferred stock and with all classes or series of preferred stock issued by the Company and ranking on a parity with the Series B preferred stock with respect to dividend rights or rights upon the Company’s liquidation, dissolution or winding up and (d)  junior to all of the Company’s existing and future indebtedness.

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

The Company may redeem the Series B preferred stock, in whole or in part, at any time or from time to time for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B preferred stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. At December 31, 2015, no events have occurred that would lead the Company to believe redemption of the preferred stock, due to a change of control is probable.

As discussed further in Subsequent Events (see Note 17), on March 16, 2016, the Company issued a notice to redeem the Series B preferred stock on April 15, 2016 at $25.00 per share plus all accrued and unpaid dividends through the redemption date and the funds to complete the redemption were placed into escrow.  With notice given and the redemption funds deposited in escrow, all rights of the holders of the Series B preferred stock terminated, except the right to receive the redemption price.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 8.  COMMON STOCK

The Company’s common stock is duly authorized, full paid, and non-assessable.

On March 11, 2015, an executive officer exercised a warrant to purchase 227,894 shares at the price of $1.52 per share (see Note 12).

The Company concluded a subscription rights offering on June 6, 2014.  Each subscription right entitled its holder to purchase one share of common stock of the Company for $1.60 per share. Subscription rights to purchase 1,787,204 shares of common stock were exercised for $2,860, of which $2,000 was paid by the conversion of a loan owed by the Company to RES (see Note 5).  The Company incurred issuance costs of $218.

NOTE 9.  SERIES A PREFERRED STOCK

On December 30, 2005, the Company offered and sold 1,521,258 shares of 8% Series A preferred stock.  At December 31, 2015, 803,270 shares of Series A preferred stock remained outstanding.

Dividends on the Series A preferred stock are cumulative and are payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. The Company may redeem the Series A preferred stock, in whole or in part, at any time or from time to time for cash at a redemption price of $10.00 per share, plus all accrued and unpaid dividends. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series A preferred stock to preserve capital and improve liquidity. Unpaid dividends will accumulate and bear additional dividends at 8%, compounded monthly. Accumulated but unpaid dividends are $1,452, or $1.807 per share, as of December 31, 2015. These dividends are not reflected as an obligation on the balance sheet. Holders of the Series A preferred stock generally have no voting rights. However, if dividends on the Series A preferred stock are in arrears for six consecutive months or nine months (whether or not consecutive) in any twelve-month period, holders of the Series A preferred stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, will be entitled to elect two directors. Until all such dividend arrearages and dividends for the then current period have been paid, at each annual meeting the holders of Series A preferred stock and Series B preferred stock, voting as one group, will be entitled to elect two directors to serve until the next annual meeting, The terms of the directors will earlier terminate within twelve months after all dividend arrearages have been paid. At the Company’s annual meeting on June 10, 2015, holders of the Series A preferred stock and Series B preferred stock, voting as one class, elected two directors.

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

As discussed further in Subsequent Events (see Note 17), on March 16, 2016, the Company issued a notice to redeem the Series A preferred stock on April 15, 2016 at $10.00 per share plus all accrued and unpaid dividends through the redemption date and the funds to complete the redemption were placed into escrow.  With notice given

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

and the redemption funds deposited in escrow, all rights of the holders of the Series A preferred stock terminated, except the right to receive the redemption price.

NOTE 10.  SERIES C CONVERTIBLE PREFERRED STOCK AND WARRANTS

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

Each share of Series C convertible preferred stock is entitled to a dividend of $0.625 per year payable in equal quarterly dividends. Each share of Series C convertible preferred stock has a liquidation preference of $10.00 per share, in cash, plus an amount equal to any accrued and unpaid dividends.  With respect to dividend rights and rights upon the Company’s liquidation, dissolution, or winding up, the Series C convertible preferred stock ranks: (a) on a parity with the Series A preferred stock and Series B preferred stock and other future series of preferred stock designated to rank on a parity, and (b) senior to the common stock and other future series of preferred stock designated to rank junior, and (c) junior to the Company’s existing and future indebtedness. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series C cumulative preferred stock to preserve capital and improve liquidity. Unpaid dividends will accumulate and bear additional dividends at 6.25%, compounded quarterly. Accumulated but unpaid dividends are $4,492, or $1.497 per share, as of December 31, 2015. These dividends are not reflected as an obligation on the balance sheet.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

•	the sale by the Company of common stock or securities convertible into common stock equal to 20% or more of the outstanding common stock or voting stock; or

•

any Company transaction of more than $120 in which any of its directors or executive officers or any member of their immediate family will have a material interest, exclusive of employment compensation and interests arising solely from the ownership of the Company equity securities if all holders of that class of equity securities receive the same benefit on a pro rata basis.

As discussed further in Subsequent Events (see Note 17), on March 16, 2016, the Company entered into an agreement with RES pursuant to which all 3,000,000 outstanding shares of Series C preferred stock were exchanged for 3,000,000 shares of Series D preferred stock. In lieu of payment of accrued and unpaid dividends in the amount of $4,947, the Company (a) paid to RES an amount of cash equal to $1,484, (b) issued to RES 245,156 shares of Series D preferred stock, and (c) issued to RES a promissory note, bearing interest at 6.25% per annum, in the principal amount of $1,012, which is convertible into Series D preferred stock.

NOTE 11.  NONCONTROLLING INTEREST OF COMMON UNITS IN SLP

At December 31, 2015 and 2014, 7,659,039 and 97,088 of SLP’s common units were outstanding, respectively. These amounts include 2,395,887 and 97,008 common units held by limited partners at December 31, 2015 and 2014, respectively, and 5,263,152 LTIP units outstanding at December 31, 2015 which were not yet earned at that date (see Note 12). The combined redemption value for the common units and LTIP units was $1,197 and $25 at December 31, 2015 and 2014, respectively.  Common units outstanding increased significantly in 2015 as a result of two events.  On March 2, 2015, the Company granted an equity award of 5,263,152 LTIP units to an executive officer representing profit interests in the Company’s operating partnership (see Note 12).  On October 1 and 2 2015, as partial consideration for the purchase of hotels (see Note 3), 2,298,879 common units in SLP were issued.

Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her common units at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. When a limited partner tenders common units for redemption, the Company can, at its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock at a rate of one share of common stock for each eight common units redeemed or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. No common units were redeemed in 2015, 2014, or 2013.

NOTE 12.  STOCK-BASED COMPENSATION

The Company had a 2006 Stock Plan (the “Plan”) which has been approved by the Company’s shareholders. The Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, and stock bonuses for up to 62,500 shares of common stock. The 2006 Stock Plan expired effective December 31, 2015.

Options and Unvested Share Awards

At December 31, 2015, the Company had a total of 4,583 vested stock options outstanding with a weighted average exercise price of $7.95 per share and 1,042 unvested stock options outstanding with a weighted average exercise price of $8.08 per share.  The total unrecognized compensation cost related to non-vested stock options at December 31, 2015 was $1, which is expected to be fully recognized in 2016 when the remaining unvested options fully vest.

As of December 31, 2015, the Company had 1,042 unvested shares of common stock outstanding.  The total unrecognized compensation cost related to unvested stock awards at December 31, 2015 was $4, which is expected to be fully recognized in 2016 when the remaining unvested shares fully vest.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

Warrants

On March 2, 2015, the Company granted a warrant to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The warrant entitles the executive to purchase a total of 657,894 authorized but previously unissued shares of the Company’s common stock with a grant date price at (i) $1.52 per share (the adjusted closing bid price of the common stock on Nasdaq on March 2, 2015) if at least one-third but not more than one-half of the shares were purchased on or prior to March 17, 2015, and (ii) $1.92 per share for shares purchased after. The warrant has a three-year term. The executive officer exercised the warrant in part to purchase 227,894 shares on March 11, 2015 at the price of $1.52 per share. The warrant remains exercisable for 430,000 shares at an exercise price of $1.92 per share. As of December 31, 2015, the total unrecognized compensation cost related to the warrants was approximately $214, which is expected to be recognized over the next 26 months.

The Company records compensation expense for warrants based on the estimated fair value of the warrants on the date of grant determined using the Black-Scholes option-pricing model.  The Company uses historical data among other factors to estimate expected price volatility, expected warrant life, dividend rate, and expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the warrants.  The following table summarizes the estimates used in the Black-Scholes option-pricing model related to the warrants granted in 2015:

	$1.52 Grant		$1.92 Grant
	March 2, 2015		March 2, 2015
Volatility	53.10%		78.60%
Expected forfeitures	0.00%		0.00%
Expected term	15	days	3.00	years
Risk free interest rate	0.02%		1.06%

LTIP Awards

On March 2, 2015, the Company granted an equity award of 5,263,152 LTIP units, representing profit interests in SLP, to an executive officer of the company. The LTIP units are earned in one-third increments upon the Company’s common stock achieving price per share milestones of $3.50,  $4.50, and $5.50 respectively.  Earned LTIP units vest in March 2018, or earlier upon a change in control of the Company, and can be redeemed at the rate of one share of common stock for each eight earned LTIP units for up to 657,894 common shares. As of December 31, 2015, the total unrecognized compensation cost related to the LTIP units was $370, which is expected to be recognized over the next 26 months.

The Company records compensation expense for the LTIP units based on the estimated fair value of the units on the date of grant determined using the Monte Carlo simulation model.  The Company uses historical data among other factors to estimate expected price volatility, expected LTIP life, volume weighted average price, and expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the estimated life of the LTIP.  The following table summarizes the estimates used in the Monte Carlo option-pricing model related to the LTIP grant in 2015:

	Grant Date
	March 2, 2015
Volatility	75.5%
Expected forfeitures	0.00%
Weighted average price	$1.53
Expected term	3.00	years
Risk free interest rate	1.06%

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

Investment Committee Share Compensation

Independent directors serving as members of the Investment Committee of the Board of Directors receive their monthly Investment Committee fees in the form of shares of the Company’s common stock issued under the 2006 Stock Plan, priced as the average of the closing price of the stock for the first 20 trading days of the calendar year. The shares issued to the independent directors of the Investment Committee for the years ended December 31, 2015, 2014, and 2013 totaled 21,422,  9,711, and 2,241, respectively.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation related to employees and directors for the years ended December 31, 2015, 2014, and 2013 was $285, $34, and $47, respectively, all of which is included in general & administrative expense.

NOTE 13.  INCOME TAXES

The Company has recognized no current or deferred income tax expense (benefit) from continuing operations or related to discontinued operations for the years ended December 31, 2015, 2014, and 2013.

Actual income tax expense of the TRS for the years ended December 31, 2015, 2014, and 2013 differs from the “expected” income tax expense (benefit) (computed by applying the appropriate U.S. federal income tax rate of 34% to earnings before income taxes) as a result of the following:

	Year ended December 31,
	2015	2014	2013
Computed "expected" income tax (benefit) expense	$684	$(118)	$(643)
State income taxes, net of Federal income tax (benefit) expense	82	(14)	(76)
(Decrease) increase in valuation allowance	(722)	132	719
Other	(44)	-	-
Total income tax expense	$-	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are as follows:

	As of December 31,
	2015	2014
Deferred tax assets
Expenses accrued for consolidated financial statement purposes, nondeductible for tax return purposes	$113	$189
Net operating losses carried forward for federal income tax purposes	6,902	7,631
Subtotal deferred tax assets	7,015	7,820
Valuation allowance	(6,923)	(7,645)
Total deferred tax assets	92	175

Deferred tax liabilities
Tax depreciation in excess of book depreciation	92	175
Total deferred tax liabilities	92	175
Net deferred tax assets	$-	$-

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management uses historical experience and short and long-range business forecasts to develop such estimates. Further, we employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. A cumulative loss in recent years is a significant piece of evidence with respect to realizability that outweighs the other evidence, and the TRS incurred net losses in 2014 and 2013 and had taxable income in 2015 primarily due to taxable income generated from property sales during the year.  As a result of this analysis, the Company believes that a full valuation allowance against the net deferred tax asset position is necessary at December 31, 2015 and 2014. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred taxes represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

The TRS’s net operating loss carryforward at December 31, 2015 as determined for federal income tax purposes was $18,125.  The availability of the loss carryforwards will expire in 2022 through 2035.

As of December 31, 2015, the tax years that remain subject to examination by major tax jurisdictions generally include 2012 through 2015.

NOTE 14. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares outstanding during the period. These effects include adjustments to the numerator for any change in fair value attributed to the derivative liabilities (related to the Series C convertible preferred stock and warrants and, in 2014, the convertible loan) during the period the convertible securities are dilutive. The computation of basic and diluted EPS is presented below:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

	Year ended December 31,
	2015	2014	2013
Numerator: Basic (1)
Net earnings (loss) attributable to common shareholders
Continuing operations - Basic	$5,956	$(22,740)	$(1,833)
Discontinued operations - Basic	3,537	3,052	(2,867)
Total Basic	$9,493	$(19,688)	$(4,700)

Numerator: Diluted (1)
Net earnings (loss) attributable to common shareholders from continuing operations	$5,956	$(22,740)	$(1,833)
Unrealized gain on warrant derivative	(4,122)	-	-
Unrealized gain on Series C preferred embedded derivative	(7,533)	-	-
Undeclared dividends on Preferred C	2,074	-	-
Continuing operations - Diluted	(3,625)	(22,740)	(1,833)
Discontinued operations - Diluted	3,537	3,052	(2,867)
Total Diluted	$(88)	$(19,688)	$(4,700)

Denominator

Weighted average number of common shares - Basic	4,885,625	3,897,092	2,889,823
Unvested stock	4,025	-	-
Series C convertible stock	18,750,000	-	-
Warrants - Employees	691
Warrants - RES	(399,778)	-	-
Weighted average number of common shares - Diluted	23,240,563	3,897,092	2,889,823

EPS
Continuing operations - Basic	$1.22	$(5.84)	$(0.64)
Discontinued operations - Basic	0.72	0.79	(0.99)
Total - Basic EPS	$1.94	$(5.05)	$(1.63)

Continuing operations - Diluted	$(0.15)	$(5.84)	$(0.64)
Discontinued operations - Diluted	0.15	0.79	(0.99)
Total - Diluted EPS	$-	$(5.05)	$(1.63)

(1) The loss (earnings) attributable to noncontrolling interest is allocated between continuing and discontinued operations for the purpose of the EPS calculation.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

Potentially dilutive common shares, if any, have been excluded from the denominator if they are antidilutive to net earnings (loss) attributable to common shareholders. The weighted average number of common shares in 2015 and 2014 is significantly higher than the weighted average number of common shares in 2013 due to the issuance of common stock from the rights offering during the last month of the second quarter of 2014 (see Note 8).

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS:

	Year ended December 31,
	2015	2014	2013
Outstanding stock options	5,625	8,750	20,063
Unvested stock awards outstanding	-	1,541	2,257
Warrants - RES	-	3,750,000	3,750,000
Warrants - Employees	359,121	-	-
Series C preferred stock	-	18,750,000	3,750,000
LTIP common units (1)	549,747	-	-
Convertible debt	-	551,370	-
SLP common units (1)	84,556	12,126	12,126
Total potentially dilutive securities excluded from the denominator	999,049	23,073,787	7,534,446

(1) LTIP and common units of SLP have been omitted from the denominator for the purpose of computing diluted EPS since the effect of including these amounts in the numerator and denominator would have no impact on calculated EPS

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Management Agreements

Our TRS engages eligible independent contractors as property managers for each of our hotels in accordance with the requirements for qualification as a REIT.  The hotel management agreements provide that the management companies have control of all operational aspects of the hotels, including employee-related matters. The management companies must generally maintain each hotel under their management in good repair and condition and perform routine maintenance, repairs, and minor alterations. Additionally, the management companies must operate the hotels in accordance with the national franchise agreements that cover the hotels, which includes, as applicable, using franchisor sales and reservation systems as well as abiding by franchisors’ marketing standards.  The management agreements generally require the TRS to fund debt service, working capital needs, and capital expenditures and to reimburse the management companies for all operating costs and expenses incurred in the operation of the hotels. The TRS also is responsible for obtaining and maintaining certain insurance policies with respect to the hotels.

Each of the management companies employed by the TRS at December 31, 2015 receives a base monthly management fee of 3.0% to 3.5% of gross hotel revenue plus incentive fees capped at 1.5% to 2.0% of gross hotel revenue, earned when actual hotel results exceed either budgeted results or specific return metrics.  During the second quarter of 2015, the Company negotiated new agreements with our existing management companies.  Prior to the renegotiation, management fees were calculated as 3.5% of gross hotel revenue plus 2.5% of hotel operating income controlled by the management companies, with no incentive fees available.  For the years ended December 31, 2015, 2014, and 2013, base management fees incurred totaled $2,466,  $3,101, and $3,361, respectively, of which $2,298,  $2,463, and $2,286, respectively, was included in continuing operations as hotel and property operations expense.  For the year ended December 31, 2015, incentive management fees, included in continuing operations in their entirety, totaled $158.

The management agreements generally have initial terms of one to three years and renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

the end of a term.  The Company may terminate a management agreement, subject to cure rights, if certain performance metrics tied to both individual hotel and total managed portfolio performance are not met. The Company may also terminate a management agreement with respect to a hotel at any time without reason upon payment of a termination fee equal to 50% of the management fee paid with respect to the hotel during the prior 12 months. The management agreements terminate with respect to a hotel upon sale of the hotel, subject to certain notice requirements.

Franchise Agreements

As of December 31, 2015, 39 of our properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between  3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and  6.0% of room revenue.  The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term.  Franchise fee expense totaled $3,883,  $4,691, and $4,927, for the years ended December 31, 2015, 2014, and 2013, respectively, of which $3,853,  $4,051, and $3,759, respectively, was included in continuing operations as hotel and property operations expense. The initial fees incurred to enter into the franchise agreements are capitalized and amortized over the life of the franchise agreements.

Leases

The Company assumed land lease agreements at the time of purchase related to three hotels owned at December 31, 2015.  One lease requires monthly payments of the greater of $2 or 5% of room revenue and is associated with a property held for sale at December 31, 2015. The second lease requires annual payments of $34, with approximately $3 increases every five years throughout 12 optional renewal periods. The third lease requires annual lease payments of $13 and is associated with a property held for sale at December 31, 2015.  Land lease expense totaled approximately $105,  $102, and $192 for the years ended December 31,  2015, 2014 and 2013, respectively, of which $89,  $86, and $84, respectively, is included in continuing operations as hotel and property operations expense.

The Company entered into office lease agreements in May of 2010 and December of 2011.  The two office leases mature in 2016 with the option to renew an additional five years.  Office lease expense totaled $163,  $162, and $162 in the years ended December 31, 2015, 2014, and 2013, respectively, and is included in general and administrative expense.

As of December 31, 2015, the future minimum lease payments applicable to non-cancellable operating leases, excluding leases associated with properties held for sale at December 31, 2015, are as follows:

Lease rents
2016	$191
2017	37
2018	39
2019	40
2020	40
$347

As of December 31, 2015, the Company had agreements with a restaurant and a cell tower operator for leased space at our hotel locations. The restaurant lease has a maturity date of 2019 and has minimum non-cancellable rent of $12 annually. The cell tower lease has a maturity date of 2020 and is related to a property that is held for sale at December 31, 2015. Lease income totaled $198,  $309, and $327 for the years ended December 31, 2015, 2014, and

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

2013, respectively, of which $177,  $292, and $265, respectively, was included in continuing operations in room rentals and other hotel services revenue.

Obligation to RES

The Company has an obligation to RES to use $25 million of the proceeds from its capital infusion in 2012 to pursue hotel acquisitions (see Note 10). There are no contractual restrictions or penalties related to the use of these funds for purposes other than acquisitions, but the Company is obligated to replace these funds promptly as it has the ability to do so. Following the completion of the three hotel acquisitions in 2015, the Company believes it has satisfied all but $1.6 million of this obligation.

Benefit Plans

The Company has a qualified contributory retirement plan under Section 401(k) of the Code (the “401(k) Plan”) which covers all employees who meet certain eligibility requirements.  Voluntary contributions may be made to the 401(k) Plan by employees.  The 401(k) Plan is a Safe Harbor Plan and requires a mandatory employer contribution.  The employer contribution expense for the years ended December 31, 2015, 2014, and 2013 was $66,  $59, and $62, respectively, and is included in general and administrative expenses.

Litigation

Various claims and legal proceedings arise in the ordinary course of business and may be pending against the Company and its properties.  We are not currently involved in any material litigation, nor, to our knowledge, is any material litigation threatened against us.  The Company has insurance to cover potential material losses and we believe it is not reasonably possible that such matters will have a material impact on our financial condition or results of operations.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 16. QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter ended (unaudited)
	March 31,	June 30,	September 30,	December 31,	Total
	2015	2015	2015	2015	2015

Revenue	$12,346	$16,364	$15,556	$13,075	$57,341
Operating expenses	12,853	13,958	13,681	13,517	54,009
Operating income (loss)	(507)	2,406	1,875	(442)	3,332

Net gain (loss) on dispositions of assets	13	(135)	2,928	1,996	4,802
Unrealized derivative gain (loss)	4,823	(4,710)	7,895	3,570	11,578
Other income (expense)	95	31	(4)	(8)	114
Interest expense	(1,527)	(1,490)	(1,118)	(1,310)	(5,445)
Loss on debt extinguishment	(7)	0	(104)	(102)	(213)
Impairment recovery (loss)	(777)	(3,053)	313	(311)	(3,828)
Earnings (loss) from continuing operations before income taxes	2,113	(6,951)	11,785	3,393	10,340
Income tax expense	-	-	-	-	-
Earnings (loss) from continuing operations	2,113	(6,951)	11,785	3,393	10,340
Gain from discontinued operations, net of tax	1,337	1,052	169	1,424	3,982

Net earnings (loss)	3,450	(5,899)	11,954	4,817	14,322
(Earnings) loss attributable to noncontrolling interest	(281)	284	(724)	(476)	(1,197)
Earnings (loss) attributable to controlling interests	3,169	(5,615)	11,230	4,341	13,125
Preferred stock dividends declared and undeclared	(891)	(902)	(914)	(925)	(3,632)

Net earnings (loss) attributable to common shareholders	$2,278	$(6,517)	$10,316	$3,416	$9,493

Basic Earnings Per Share (1)
Basic EPS from continuing operations	$0.23	$(1.52)	$2.06	$0.44	$1.22
Basic EPS from discontinued operations	0.25	0.20	0.03	0.25	0.72
Total EPS Basic	$0.48	$(1.32)	$2.09	$0.69	$1.94

Diluted Earnings Per Share (1)
Diluted EPS from continuing operations	$(0.14)	$(1.52)	$0.12	$(0.04)	$(0.15)
Diluted EPS from discontinued operations	0.05	0.20	0.01	0.05	0.15
Total EPS Diluted	$(0.09)	$(1.32)	$0.13	$0.01	$0.00

(1) Quarterly and total annual EPS are based on the weighted average number of shares outstanding during each quarter and the annual period. Due to rounding and differences in earnings and losses between the quarterly and annual periods, the sum of the quarterly EPS amounts may not equal the reported amounts for the year

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

	Quarters ended (unaudited)
	March 31,	June 30,	September 30,	December 31,	Total
	2014	2014	2014	2014	2014

Revenue	$11,291	$16,059	$16,902	$13,157	$57,409
Operating expenses	12,480	13,808	14,556	13,117	53,961
Operating income (loss)	(1,189)	2,251	2,346	40	3,448

Net gain (loss) on dispositions of assets	(25)	(1)	63	(36)	1
Unrealized derivative gain (loss)	2,115	(11,718)	(4,615)	(212)	(14,430)
Other income (expense)	31	94	(12)	3	116
Interest expense	(1,729)	(1,819)	(1,774)	(1,697)	(7,019)
Loss on debt extinguishment	(9)	(94)	(37)	(18)	(158)
Impairment recovery (loss)	119	0	0	(1,388)	(1,269)
Earnings (loss) from continuing operations before income taxes	(687)	(11,287)	(4,029)	(3,308)	(19,311)
Income tax expense	-	-	-	-	-
Earnings (loss) from continuing operations	(687)	(11,287)	(4,029)	(3,308)	(19,311)
Gain from discontinued operations, net of tax	182	829	1,628	413	3,052

Net earnings (loss)	(505)	(10,458)	(2,401)	(2,895)	(16,259)
(Earnings) loss attributable to noncontrolling interest	1	15	3	4	23
Earnings (loss) attributable to controlling interests	(504)	(10,443)	(2,398)	(2,891)	(16,236)
Preferred stock dividends declared and undeclared	(847)	(858)	(868)	(879)	(3,452)

Net earnings (loss) attributable to common shareholders	$(1,351)	$(11,301)	$(3,266)	$(3,770)	$(19,688)

Basic and Diluted Earnings Per Share (1)
EPS from continuing operations	$(0.53)	$(3.69)	$(1.04)	$(0.89)	$(5.84)
EPS from discontinued operations	$0.06	$0.25	$0.35	$0.09	$0.79
Total EPS basic and diluted	$(0.47)	$(3.44)	$(0.69)	$(0.80)	$(5.05)

(1) Quarterly and total annual EPS are based on the weighted average number of shares outstanding during each quarter and the annual period. Due to rounding and differences in earnings and losses between the quarterly and annual periods, the sum of the quarterly EPS amounts may not equal the reported amounts for the year

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 17.  SUBSEQUENT EVENTS

Subsequent Property Activity

Subsequent to December 31, 2015, the Company has sold three hotel properties.  After repayment of the associated loans, proceeds from these sales will be used to fund future acquisitions and for general corporate purposes. The sold properties and the related gross proceeds are as follows:

•	61-room Super 8 in Kirksville, Missouri on January 4, 2016 for $1,525.
•	133-room Super 8 in Lincoln, Nebraska on January 7, 2016 for $2,800.
•	170-room Savannah Suites in Greenville, South Carolina on January 8, 2016 for $2,700.

Subsequent to December 31, 2015, one additional hotel property met the criteria to be considered held for sale. Investment in hotel property, net of $619 and debt of $1,582 related to this property remain classified in the December 31, 2015 balance sheet as held for use.

Subsequent Equity Transactions

On March 16, 2016, as discussed in the Company’s Current Report on Form 8-K dated the same, the Company entered into a series of agreements providing for:

•

the issuance and sale of Condor’s Series D Cumulative Convertible Preferred Stock (“Series D preferred stock) under a private transaction to SREP III Flight-Investco, L.P. (“SREP”), an affiliate of StepStone Group LP;

•	the exchange of all of Condor’s outstanding Series C preferred stock for Series D preferred stock; and

•	the cash redemption of all of Condor’s outstanding Series A preferred stock and Series B preferred stock.

On March 16, 2016, the Company and SREP entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Condor issued and sold 3,000,000 shares of Series D preferred stock to SREP on the same date for an aggregate purchase price of $30,000. The Stock Purchase Agreement required that $20,147 of the purchase price be deposited into an escrow account for purposes of effecting the redemption of the Series A and Series B preferred stock and that the remaining amount of the purchase price be delivered to Condor.

Simultaneously, the Company entered into an Agreement (the “Exchange Agreement”) with RES pursuant to which all 3,000,000 outstanding shares of Series C preferred stock were exchanged for 3,000,000 shares of Series D preferred stock. Under the Exchange Agreement, in lieu of payment of accrued and unpaid dividends in the amount of $4,947 on the Series C preferred stock, Condor (a) paid to RES an amount of cash equal to $1,484, (b) issued to RES 245,156 shares of Series D preferred stock (such that RES, IRSA and their affiliates do not beneficially own in excess of 49% of the voting stock of Condor) and (c) issued to RES a promissory note, bearing interest at 6.25% per annum, in the principal amount of $1,012 and convertible into a number of shares of Series D preferred stock that would have otherwise been issued on account of the remaining accrued and unpaid dividends but for the foregoing 49% limitation (the “Note”). If Series D preferred stock is outstanding, RES at its option may at any time elect to convert the Note, in whole or part, by notice delivered to the Company, into a number of shares of Series D preferred stock, determined by dividing the principal amount of the Note to be converted by $10.00.  Any time the Series D preferred stock is required by its terms to be converted into common stock of the Company, the Note will be automatically converted into the number of shares of common stock that RES would have received had RES converted this Note into Series D preferred stock immediately prior to the conversion of the Series D preferred stock.  Any such conversion shall be reduced such that RES, together with its affiliates, does not beneficially own more than 49% of the voting stock of the Company and shall reduce the principal amount of the Note proportionally.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

The Series D preferred stockholders will rank senior to the Company’s common stock and any other preferred stock issuances and receives preferential cumulative cash dividends at a rate of 6.25% per annum of the $10.00 face value per share.  Dividends on the Series D preferred stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared and whether or not such dividends are prohibited by agreement. Whenever the dividends on the Series D preferred stock are in arrears for four consecutive quarters, then upon notice by holders in the aggregate not less than 40% of the outstanding Series D preferred stock, the Company will (a) take all appropriate action reasonably within its means to maximize the assets legally available for paying such dividends and to monetize such assets (for example, but without limiting the generality of the foregoing, by selling or liquidating all of some of the Company’s assets or by selling the Company as a going concern), (b) pay out of all such assets legally available (including any proceeds from any sale or liquidation of such assets) the maximum possible amount of such unpaid dividends, and (c) thereafter, at any time and from time to time when additional assets of the Company (including any proceeds from any sale or liquidation of such assets) become legally available to pay such unpaid dividends, pay such remaining unpaid dividends until all dividends accumulated on the Series D preferred stock have been fully paid.

The Series D preferred stock is convertible, at the option of the holder, at any time into common stock at a rate of $1.60 per share of common stock, which is equal to a rate of 6.25 shares of common stock for each share of Series D preferred stock.  The conversion price is subject to anti-dilution adjustments upon the occurrence of stock splits and stock dividends.  All outstanding shares of Series D preferred stock will be converted into this number of shares of common stock automatically upon closing of a Qualified Offering (defined as a single offering of common stock of at least $50,000 or up to three offerings in the aggregate of at least $75,000 with certain minimum prices per share) without any further action by the holders of such shares or the Company.

The Series D preferred stock is redeemable by the Company at any time subject to certain restrictions, in whole or in a partial redemption of up to $30,000, at $12.00 per share on or before March 16, 2019, $13.00 per share from March 16, 2019 to March 16, 2020, and $14.00 per share on or after March 16, 2020, plus all accrued and unpaid dividends.  If a Qualified Offering has not occurred on or before March 31, 2021, holders that hold in the aggregate not less than 40% of the outstanding shares of the Series D preferred stock have the right to elect to have the Company fully liquidate in a commercially reasonable manner as determined by the Board of Directors of the Company to provide for liquidation distributions to the holders of the Series D preferred stock in an amount per share of Series D preferred stock equal to $14.00 in cash plus accrued and unpaid dividends.  Once this right has been exercises and the Company has been notified, the dividend rate on the Series D preferred stock after March 31, 2021 will increase from 6.25% per annum to 12.5% per annum. The holders of Series D preferred stock vote their Series D preferred stock as a single class with the holders of the common stock on all matters submitted to such holders for vote or consent. For each such vote or consent, each share of Series D preferred stock entitles the holder to cast one vote for each whole vote (rounded to the nearest whole number) that such holder would be entitled to cast had such holder converted its Series D preferred stock into shares of common stock as of the date immediately prior to the record date for determining the shareholders of the Company eligible to vote on any such matter.

Pursuant to the Stock Purchase Agreement, on March 16, 2016, Condor issued notices to redeem all of the outstanding Series A and Series B preferred stock on April 15, 2016 as follows:

•

all 803,270 outstanding shares of the Series A preferred stock will be redeemed at the redemption price of $10.00 per share plus $2.084940 per share in accrued and unpaid dividends (plus compounded interest) through the redemption date; and

•

all 332,500 outstanding shares of the Series B preferred stock will be redeemed at the redemption price of $25.00 per share plus $6.354167 per share in accrued and unpaid dividends through the redemption date.

With notice given, and the redemption funds deposited in escrow, all rights of the holders of the Series A and Series B preferred stock terminated, except the right to receive the redemption price.

Condor Hospitality Trust, Inc. and Subsidiaries

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2015

(In thousands)

				Additions, (Dispositions),
				(Impairments)
		Initial Cost		Subsequent to Acquisition		Gross Amount at December 31, 2015
			Buildings &		Buildings &		Buildings &	Accumulated	Net
Hotel and Location	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Depreciation	Book Value
Comfort Inn
Chambersburg, Pennsylvania	MS	$89	$2,346	$-	$492	$89	$2,838	$(1,506)	$1,421
Farmville, Virginia	MS	254	2,162	-	645	254	2,807	(1,682)	1,379
Harlan, Kentucky	GE	-	2,949	-	844	-	3,793	(1,899)	1,894
New Castle, Pennsylvania	MS	57	4,101	-	805	57	4,906	(2,555)	2,408
Rocky Mount, Virginia	MS	194	2,162	-	688	194	2,850	(1,328)	1,716
Shelby, North Carolina	MS	254	2,782	-	1,722	254	4,504	(2,521)	2,237
Alexandria, Virginia	SOLD	2,500	9,373	(2,500)	(9,373)	-	-	-	-
Glasgow, Kentucky	GE	500	2,456	(20)	544	480	3,000	(968)	2,512

Super 8
Creston, Iowa	MS	56	841	90	2,438	146	3,279	(2,112)	1,313
O'Neill, Nebraska	MS	75	667	46	1,184	121	1,851	(1,196)	776
Lincoln, Nebraska (Cornhusker)	GWB	226	1,069	272	1,853	498	2,922	(1,990)	1,430
Keokuk, Iowa	MS	55	643	71	609	126	1,252	(977)	401
Iowa City, Iowa	MS	227	1,280	-	589	227	1,869	(1,478)	618
Kirksville, Missouri	GWB	151	830	-	403	151	1,233	(935)	449
Burlington, Iowa	MS	145	867	-	389	145	1,256	(897)	504
Hays, Kansas	SOLD	318	1,134	(318)	(1,133)	-	-	-	-
Pittsburg, Kansas	MS	130	852	-	523	130	1,375	(806)	699
Manhattan, Kansas	SOLD	262	1,254	(262)	(1,254)	-	-	-	-
Mt. Pleasant, Iowa	MS	86	536	22	544	108	1,080	(784)	404
Storm Lake, Iowa	MS	90	819	41	623	131	1,442	(950)	623
West Plains, Missouri	SOLD	112	861	(112)	(861)	-	-	-	-

Condor Hospitality Trust, Inc. and Subsidiaries

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2015

(In thousands)

				Additions, (Dispositions),
				(Impairments)
		Initial Cost		Subsequent to Acquisition		Gross Amount at December 31, 2015
			Buildings &		Buildings &			Buildings &	Accumulated	Net
Hotel and Location	Encumbrance	Land	Improvements	Land	Improvements	Land		Improvements	Depreciation	Book Value
Super 8 (continued)
Batesville, Arkansas	SOLD	81	811	(81)	(811)		-	-	-	-
Portage, Wisconsin	MS	203	1,839	-	392		203	2,231	(1,289)	1,145
Tomah, Wisconsin	SOLD	212	2,080	(212)	(2,080)		-	-	-	-
Menomonie, Wisconsin	MS	452	2,398	-	483		452	2,881	(1,544)	1,789
Billings, Montana	GE	518	4,807	-	329		518	5,137	(1,372)	4,283
Columbus, Georgia	SOLD	441	4,173	(441)	(4,173)		-	-	-	-
Green Bay, Wisconsin	SOLD	570	2,784	(570)	(2,784)		-	-	-	-

Supertel Inn
Creston, Iowa	GWB	235	2,708	-	45	-	235	2,753	(945)	2,043

Quality Inn
Danville, Kentucky	MS	156	2,971	-	786	-	156	3,757	(2,152)	1,761
Sheboygan, Wisconsin	SOLD	287	1,717	(287)	(1,717)	-	-	-	-	-
Culpeper, Virginia	MS	182	2,143	-	680	-	182	2,823	(1,432)	1,573
Morgantown, West Virginia	MS	398	3,854	-	1,204	-	398	5,058	(2,515)	2,941
Princeton, West Virginia	MS	388	1,775	-	870	-	388	2,645	(1,396)	1,637
Solomons, Maryland	GE	2,304	2,988	-	2,201	-	2,304	5,189	(3,524)	3,969

Clarion
Cleveland, Tennessee	MS	213	2,370	-	1,119		213	3,489	(2,078)	1,624

Sleep Inn
Omaha, Nebraska	SOLD	400	3,276	(400)	(3,276)		-	-	-	-

Condor Hospitality Trust, Inc. and Subsidiaries

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2015

(In thousands)

				Additions, (Dispositions),
				(Impairments)
		Initial Cost		Subsequent to Acquisition		Gross Amount at December 31, 2015
			Buildings &		Buildings &			Buildings &	Accumulated	Net
Hotel and Location	Encumbrance	Land	Improvements	Land	Improvements	Land		Improvements	Depreciation	Book Value
Rodeway Inn
Fayetteville, North Carolina	SOLD	725	3,911	(725)	(3,911)		-	-	-	-
Fayetteville Car Wash, North Carolina	SOLD	-	164	-	(164)		-	-	-	-

Comfort Suites
Ft. Wayne, Indiana	HUNT	1,200	4,804	-	1,405	-	1,200	6,209	(2,326)	5,083
Lafayette, Indiana	HUNT	850	3,474	-	601	-	850	4,075	(1,458)	3,467
Marion, Indiana	HUNT	430	1,945	-	887	-	430	2,832	(1,106)	2,156
South Bend, Indiana	GE	500	11,512	(250)	(2,989)	-	250	8,523	(1,345)	7,428
Warsaw, Indiana	HUNT	650	2,501	-	637	-	650	3,138	(1,152)	2,636

Days Inn
Farmville, Virginia	MS	385	1,968	-	451	-	385	2,419	(1,393)	1,411
Alexandria, Virginia	SOLD	2,500	6,544	(2,500)	(6,544)	-	-	-	-	-
Bossier City, Louisiania	GWB	1,025	5,118	(614)	(2,399)	-	411	2,719	(827)	2,303
Ashland, Kentucky	SOLD	320	1,303	(320)	(1,303)	-	-	-	-	-
Glasgow, Kentucky	SOLD	425	2,207	(425)	(2,207)	-	-	-	-	-
Sioux Falls, Airport	GE	-	2,398	-	(157)	-	-	2,241	(399)	1,842

Hotel Indigo
Atlanta, Georgia	GE	800	10,239	-	9	-	800	10,248	(142)	10,906

Courtyard by Marriott
Jacksonville, Florida	GE	2,100	12,008	-	37	-	2,100	12,045	(141)	14,004

SpringHill Suites
San Antonio, Texas	LAT	1,597	16,003	-	1	-	1,597	16,004	(157)	17,444

Condor Hospitality Trust, Inc. and Subsidiaries

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2015

(In thousands)

				Additions, (Dispositions),
				(Impairments)
		Initial Cost		Subsequent to Acquisition		Gross Amount at December 31, 2015
			Buildings &		Buildings &		Buildings &	Accumulated	Net
Hotel and Location	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Depreciation	Book Value
Extended Stay-Savannah Suites
Atlanta, Georgia	GE	1,865	3,998	(982)	(1,820)	883	2,178	(472)	$2,589
Augusta, Georgia	SOLD	750	3,816	(750)	(3,816)	-	-	-	-
Chamblee, Georgia	SOLD	1,650	3,564	(1,650)	(3,564)	-	-	-	-
Greenville, South Carolina	GE	550	3,408	(255)	(1,405)	295	2,003	(381)	1,917
Savannah, Georgia	SOLD	1,250	4,053	(1,250)	(4,053)	-	-	-	-

Key West Inns
Key Largo, Florida	MS	339	3,239	-	1,396	339	4,635	(2,405)	2,569

Hilton Garden Inn
Dowell, Maryland	CAN	1,400	9,815	-	910	1,400	10,725	(1,262)	10,863

Subtotal Hotel Properties		34,132	200,670	(14,382)	(32,456)	19,750	168,214	(57,797)	130,167
Construction in progress		-	-	-	455	-	455	-	455
Office building		69	1,517	(69)	(1,037)	-	480	(403)	77
Total		$34,201	$202,187	$(14,451)	$(33,038)	$19,750	$169,149	$(58,200)	$130,699

Encumbrance codes refer to the following lenders:

MS	Morgan Stanley	GE	GE Franchise Finance
GWB	Great Western Bank	HUNT	Huntington
LAT	Latitude	CAN	Cantor

See Accompanying Report of Independent Registered Public Accounting Firm

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2015

(In thousands)

	ASSET BASIS	Total
(a)	Balance at January 1, 2013	$279,490
	Additions to buildings and improvements	6,585
	Disposition of buildings and improvements	(29,463)
	Impairment loss	(8,144)
	Balance at December 31, 2013	248,468
	Additions to buildings and improvements	3,058
	Disposition of buildings and improvements	(32,646)
	Impairment loss	(4,295)
	Balance at December 31, 2014	214,585
	Additions to buildings and improvements	46,489
	Disposition of buildings and improvements	(65,802)
	Impairment loss	(6,373)
	Balance at December 31, 2015	$188,899
	ACCUMULATED DEPRECIATION	Total
(b)	Balance at January 1, 2013	$88,399
	Depreciation for the period ended December 31, 2013	7,294
	Depreciation on assets sold or disposed	(10,523)
	Impairment loss	(1,058)
	Balance at December 31, 2013	84,112
	Depreciation for the period ended December 31, 2014	6,549
	Depreciation on assets sold or disposed	(13,884)
	Impairment loss	(1,374)
	Balance at December 31, 2014	75,403
	Depreciation for the period ended December 31, 2015	5,400
	Depreciation on assets sold or disposed	(19,938)
	Impairment loss	(2,665)
	Balance at December 31, 2015	$58,200

(c)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $198 million (unaudited).

(d)	Depreciation is computed based upon the following useful lives:

Buildings and improvements     15 - 40 years

Furniture and equipment             3 - 12 years

(e)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in Note 5 to the consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (a) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (b) recorded, processed, summarized,  and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Other than as discussed below, no changes in the Company’s internal controls over financial reporting occurred during the last fiscal quarter covered by this report that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The Company’s management used the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

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

Changes in Internal Control Over Financial Reporting

We have implemented significant changes to our internal control over financial reporting throughout the course of the year ended December 31, 2015 to strengthen and improve our overall internal control structure.  The changes to our internal control over financial reporting include the following:

•	Designing and implementing a process to adequately review the valuation report received from a third party valuation firm engaged by us to assist us in valuing our derivative instruments.

•

Hiring and developing additional accounting personnel with the requisite experience and skills to maintain and improve our processes, procedures, and internal control environment, including ensuring that a secondary review is done for all analysis performed.

We believe we have designed and implemented internal controls to remedy the material weaknesses identified in our Annual Report on Form 10-K filed for the year ended December 31, 2014.  We continue to work diligently to design and implement procedures and controls that we believe will further strengthen and improve our internal control structure and environment.

ITEM 9B.  OTHER INFORMATION

On November 9, 2015, the Company received notification from the Nasdaq Listings Qualification Department of the Nasdaq that for the previous 30 consecutive business days, the market value of publicly held shares (“MVPHS”) of the Company’s common stock had closed below the minimum $5.0 million requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(1)(C).  The Company was provided 180 calendar days, or until May 9, 2016, to regain compliance with the minimum MVPHS requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company can regain compliance if at any time during the 180-day period the closing MVPHS is at least $5 million for a minimum of 10 consecutive business days. In the event the Company does not regain compliance with the MVPHS requirement prior to May 9, 2016, the common stock will be subject to delisting.

As of March 18, 2016, the Company has 4,941,878 shares of common stock outstanding.  Under the Nasdaq listing rules, 1,529,721 shares of the Company’s common stock (31% of the outstanding common stock) that are held directly or indirectly by officers, directors, or 10% beneficial owners of the total shares outstanding are not considered publicly held shares for purposes of calculating MVPHS.  Based on a March 18, 2016 closing common stock price of $1.49, the Company’s MVPHS is $5.08 million, in excess of the Nasdaq required value of $5.0 million.  However, this value has not currently been maintained for the required minimum 10 consecutive business days.

A delisting of our common stock from the Nasdaq Global Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants, and rights under existing equity compensation plans as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	2,500	$7.84	- (1)
Equity compensation plans not approved by security holders	433,125	1.96	-
Total	435,625	$2.00	-

(1)

Represents shares issuable under the Company’s 2006 Stock Plan.  On December 31, 2015, the 2006 Stock Plan expired.  Expiration of the 2006 Stock Plan does not impact awards issued under the plan prior to its expiration.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedule are included in this report on the pages listed below:

All other schedules for which provision is made in Regulation S-X are either not required to be included herein pursuant to the related instructions are inapplicable, or the related information is included in the footnotes to the applicable financial statement, and, therefore, have been omitted from this Item 15.

Exhibits

3.1 Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

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

10.2   Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Supertel Limited Partnership dated March 2, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 2, 2015).

10.3 First Amended and Restated Master Lease Agreement dated as of November 26, 2002 between Supertel Limited Partnership, E&P Financing Limited Partnership, TRS Leasing, Inc. and Solomons Beacon Inn Limited Partnership (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2012).

10.4 Hotel Management Agreement dated June 19, 2015 by and between TRS Leasing, Inc., TRS Subsidiary, LLC and Kinseth Hotel Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 19, 2015).

10.5 Hotel Management Agreement dated June 19, 2015 by and between TRS Leasing, Inc., TRS Subsidiary, LLC and Strand Development Company, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 19, 2015).

10.6 Hotel Management Agreement dated June 19, 2015 by and between TRS Leasing, Inc., TRS Subsidiary, LLC, SPPR TRS Subsidiary, LLC, BMI Alexandria TRS Subsidiary, LLC and Hospitality Management Advisors, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 19, 2015).

10.7   Hotel Management Agreement dated June 19, 2015 by and between SPPR-Dowell TRS Subsidiary, LLC and Cherry Cove Hospitality Management, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 19, 2015).

10.8   Hotel Management Agreement dated October 1, 2015 between TRS San Spring, LLC and Peachtree Hospitality Management, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated October 1, 2015).

10.9   Hotel Management Agreement dated October 1, 2015 between TRS Atl Indy, LLC and Peachtree Hospitality Management, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated October 1, 2015).

10.10   Hotel Management Agreement dated October 1, 2015 between TRS Jax Court, LLC and Peachtree Hospitality Management, LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated October 1, 2015).

10.11 Amended and Restated Loan Agreement dated December 3, 2008 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2013).

10.12  First Amendment to Amended and Restated Loan Agreement dated February 4, 2009 between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2009).

10.13  Second Amendment to Amended and Restated Loan Agreement dated March 29, 2010 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2010).

10.14  Third Amendment to Amended and Restated Loan Agreement dated March 15, 2011 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2011).

10.15 Fourth Amendment to Amended and Restated Loan Agreement dated December 9, 2011 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 9, 2011).

10.16 Fifth Amendment to Amended and Restated Loan Agreement dated February 21, 2012 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 21, 2012).

10.17 Sixth Amendment to Amended and Restated Loan Agreement dated effective as of December 31, 2012 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 17, 2013).

10.18 Seventh Amendment to Amended and Restated Loan Agreement dated March 26, 2013 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 26, 2013).

10.19 Eighth Amendment to Amended and Restated Loan Agreement dated July 31, 2013 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2013).

10.20 Ninth Amendment to Amended and Restated Loan Agreement dated June 30, 2014 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 30, 2014).

10.21 Tenth Amendment and Written Consent to Amended and Restated Loan Agreement dated August 1, 2014 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 1, 2014).

10.22 Eleventh Amendment to Amended and Restated Loan Agreement dated August 1, 2014 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 1, 2014).

10.23 Twelfth Amendment to Amended and Restated Loan Agreement dated November 20, 2014 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 20, 2014).

10.24   Thirteenth Amendment to Amended and Restated Loan Agreement dated June 5, 2015 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 5, 2015).

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

10.27 Global Amendment and Consent dated March 16, 2009 between Supertel Limited Partnership, SPPR-South Bend, LLC and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2009).

10.28 Unconditional Guaranties of Payment and Performance dated March 16, 2009, by the Company and Supertel Hospitality REIT Trust to and for the benefit of General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2009).

10.29  Loan Modification Agreements dated as of September 30, 2009 by and between General Electric Capital Corporation, the Company, Supertel Limited Partnership, Supertel Hospitality REIT Trust and SPPR-South Bend, LLC, (incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2009).

10.30  Covenant Waiver dated as of November 9, 2009 by General Electric Capital Corporation to the Company, Supertel Limited Partnership, Supertel Hospitality REIT Trust and SPPR-South Bend, LLC, (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2009).

10.31 Loan Modification Agreement dated as of March 25, 2010 by and between General Electric Capital Corporation, Supertel Limited Partnership, SPPR-South Bend, LLC, Supertel Hospitality REIT Trust and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2010).

10.32 Loan Modification Agreement dated as of March 29, 2012 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Capital Commercial of Utah, LLC and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 29, 2012).

10.33 Loan Waiver and Collateral Agreement dated as of November 14, 2012 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Capital Commercial of Utah, LLC and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2012).

10.34 Loan Modification Agreement dated as of August 13, 2013 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended June 30, 2013).

10.35 Loan Modification Agreement dated as of November 13, 2013 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2013).

10.36 Loan Modification Agreement dated as of March 14, 2014 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended June 30, 2014).

10.37 Loan Modification Agreement dated as of October  13, 2014 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2014).

10.38 Loan Modification Agreement dated as of December 30, 2014 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 23, 2014).

10.39 Loan Modification Agreement dated as of February 17, 2015 by and between Supertel Limited Partnership, SPPR-South Bend, LLC, the Company and Supertel Hospitality REIT Trust and GE Franchise Finance Commercial LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 17, 2015).

10.40 Loan Agreement, dated as of November 2, 2012, between Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Morgan Stanley Mortgage Capital Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 2, 2012).

10.41  First Amendment to Loan Agreement, dated as of January 3, 2013, between Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and Morgan Stanley Mortgage Capital Holdings LLC (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2012).

10.42 Guaranty of Recourse Obligations of Borrower, dated as of November 2, 2012, by the Company in favor of Morgan Stanley Mortgage Capital Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 2, 2012).

10.43 Cash Management Agreement, dated as of November 2, 2012, among Morgan Stanley Mortgage Capital Holdings LLC, Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC, Hospitality Management Advisors, Inc., Kinseth Hotel Corporation and Strandco, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 2, 2012).

10.44 First Amendment to Cash Management Agreement, dated as of November 5, 2012, among Morgan Stanley Mortgage Capital Holdings LLC, Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC, Hospitality Management Advisors, Inc., Kinseth Hotel Corporation and Strandco, Inc. (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2012).

10.45   Loan Agreement dated October 2, 2015 between GE Capital Franchise Finance Corporation and CDOR Atl Indy, LLC and TRS Atl Indy, LLC (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.46   Loan Agreement dated October 2, 2015 between GE Capital Franchise Finance Corporation and CDOR Jax Court, LLC and TRS Jax Court, LLC (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.47   Term Loan Note dated October 2, 2015 by CDOR Atl Indy, LLC and TRS Atl Indy, LLC to the order of GE Capital Franchise Finance Corporation (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.48   Term Loan Note dated October 2, 2015 by CDOR Jax Court, LLC and TRS Jax Court, LLC to the order of GE Capital Franchise Finance Corporation (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.49   Guaranty dated October 2, 2015 by the Company for the benefit of GE Capital Franchise Finance Corporation (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.50   Guaranty dated October 2, 2015 by the Company for the benefit of GE Capital Franchise Finance Corporation (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.51   Assignment and Assumption of Deed of Trust and Other Loan Documents and Modification Agreement dated October 1, 2015 by and among PHG San Antonio, LLC, Jatin Desai, Mitul Patel, and Gregory M. Friedman, CDOR San Spring, LLC, TRS San Spring, LLC and the Company, and LMREC 2015-CRE1, Inc. (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.52   Promissory Note (Springhill Suites) dated April 21, 2014 by PHG San Antonio, LLC to the order of LMREC III Holdings III, Inc. (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.53   Deed of Trust, Security Agreement and Financing Statement by PHG San Antonio, LLC to Cyrus N. Ansari, Esq. for the benefit of LMREC III Holdings III, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.54   Indemnity and Guarantee Agreement (Springhill Suites) dated October 1, 2015 by the Company in favor of LMREC 2015-CRE 1, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.55   Lockbox and Security Agreement (Springhill Suites) dated October 1, 2015 by CDOR San Spring, LLC and TRS San Spring, LLC in favor of LMREC 2015-CRE 1, Inc. (incorporated herein by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.56 Purchase Agreement, dated November 16, 2011, by and among the Company, Supertel Limited Partnership and Real Estate Strategies L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (Commission file number 001-34087) dated November 16, 2011).

10.57  Warrants issued to Real Estate Strategies L.P. dated February 1, 2012 and February 15, 2012 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.58 Investor Rights and Conversion Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.59 Registration Rights Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.60 Directors Designation Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.61 Agreement, dated August 9, 2013, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anonima (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 9, 2013)

10.62   Agreement, dated July 23, 2015, between Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anonima and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 23, 2015).

10.63 The Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.64 Amendment to the Company’s 2006 Stock Plan dated May 28, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 28, 2009).

10.65 Amendment to the Company’s 2006 Stock Plan dated May 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 22, 2012).

10.66 Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.67 Employment Agreement of Kelly Walters, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 1, 2012).

10.68 Employment Agreement of Corrine L. Scarpello, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 1, 2012).

10.69 Employment Agreement of David L. Walter, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 1, 2012).

10.70 Employment Agreement of Steven C. Gilbert, dated February 1, 2012 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 1, 2012).

10.71 Jeffrey W. Dougan Employment Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2013).

10.72 Jeffrey W. Dougan Restricted Stock Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2013).

10.73 Jeffrey W. Dougan Stock Option Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2013).

10.74 Kelly Walters Letter Agreement dated September 10, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated September 9, 2014).

10.75 Kelly Walters Letter Agreement dated December 19, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 19, 2014).

10.76 Corrine L. Scarpello Letter Agreement dated December 22, 2014 (incorporated herein by reference to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 22, 2014).

10.77 Kelly Walters Letter Agreement dated January 29, 2015 (incorporated herein by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2014).

10.78   Employment Agreement between J. William Blackham and the Company dated March 2, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 2, 2015).

10.79   Common Stock Purchase Warrant dated March 2, 2015 between the Company and J. William Blackham (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 2, 2015).

10.80   Letter dated March 25, 2015 with Corrine L. Scarpello (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 25, 2015).

10.81   Letter dated July 9, 2015 with Corrine L. Scarpello (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2015).

10.82 Director and Named Executive Officers Compensation is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2015”, “Outstanding Equity Awards at Fiscal Year-End”, and “Director Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders for 2016.

10.83   Purchase and Sale Agreement dated July 14, 2015 between Supertel Limited Partnership and PHG College Park, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 14, 2015).

10.84   Purchase and Sale Agreement dated July 14, 2015 between Supertel Limited Partnership and PHG Jax Flagler, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 14, 2015).

10.85   Purchase and Sale Agreement dated July 14, 2015 between Supertel Limited Partnership and PHG San Antonio, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 14, 2015).

10.86 Stock Purchase Agreement, dated as of March 16, 2016, between SREP III Flight-Investco, L.P. and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.87 Investor Rights Agreement, dated as of March 16, 2016, by and among SREP III Flight-Investco, L.P., StepStone Group Real Estate LP and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.88 Agreement, dated as of March 16, 2016, by and among Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anónima and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

21.0* Subsidiaries.

23.1* Consent of KPMG LLP.

31.1* Section 302 Certification of Chief Executive Officer.

31.2* Section 302 Certification of Chief Financial Officer.

32.1* Section 906 Certifications.

101.1* The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Pursuant to Item 601 (b)(4) of Regulation S-K, certain instruments with respect to the Company’s long-term debt are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as Exhibits 10.63 through 10.82.

* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
March 24, 2016
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated including a majority of the current members of the board of directors of the registrant.
Signature	Title	Date

/s/ J. William Blackham	Chief Executive Officer and	March 24, 2016
J. William Blackham	Director (Principal Executive Officer)
/s/Jonathan J. Gantt	Chief Financial Officer	March 24, 2016
Jonathan J. Gantt	(Principal Financial Officer)
/s/Arinn A. Cavey	Chief Accounting Officer	March 24, 2016
Arinn A. Cavey	(Principal Accounting Officer)
/s/James H. Friend	Chairmen of the Board	March 24, 2016
James Friend
/s/Daphne J. Dufresne	Director	March 24, 2016
Daphne J. Dufresne
/s/Daniel R. Elsztain	Director	March 24, 2016
Daniel R. Elsztain
/s/Donald J. Landry	Director	March 24, 2016
Donald J. Landry
/s/ John M. Sabin	Director	March 24, 2016
John M. Sabin