Form 10-K/A
period 2015-12-31
CONDOR HOSPITALITY TRUST, INC.
filed 2016-04-28
CIK 929545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Condor Hospitality Trust, Inc. (references to “we,” “our,” “us,” and “Company” refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2016 (the “Original 10-K Filing”), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original 10-K Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K Filing is hereby deleted.

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

FORWARD-LOOKING STATEMENTS

Certain information both included and incorporated by reference in this Amendment may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on assumptions that management has made in light of experience in the business in which we operate, as well as management’s perceptions of historical trends, current conditions, expected future developments, and other factors believed to be appropriate under the circumstances. These statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control), and assumptions. Management believes that these forward-looking statements are based on reasonable assumptions.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Company

Information on our President and Chief Executive Officer, Mr. Blackham, is included below with information on our directors. Our other executive officers at April 28, 2016, their ages, positions held, and the business experience of each during the past five years are, as follows:

Jonathan J. Gantt, age 34, Senior Vice President and Chief Financial Officer since October 2015. Mr. Gantt served as Director, Treasury, Capital Markets and M&A of Starwood Hotels & Resorts Worldwide, Inc. (NYSE: HOT) from July 2013 to October 2015. From July 2011 to July 2013 he attended the Tuck School of Business at Dartmouth, from which he received his Masters of Business Administration degree, with distinction. He served as an associate and analyst with Summer Street Capital Partners from February 2007 to July 2011. Prior to Summer Street Capital Partners, he served on the asset management team of HEI Hotels. Mr. Gantt is a graduate of the School of Hotel Administration at Cornell University, from which he received Bachelor of Science degree, with distinction.

Arinn Cavey, age 36, Chief Accounting Officer since September 2015. Prior to joining the Company, Ms. Cavey was employed with KPMG LLP since September 2002, last serving as an Audit Senior Manager. She has extensive audit experience in the consumer and industrial markets industries. She has provided professional audit services to publicly-held SEC registrants in accordance with PCAOB requirements and U.S. GAAP as well as to private companies in accordance with AICPA requirements. She is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from Drake University.

Jeffrey W. Dougan, age 56, Senior Vice President and Chief Operating Officer since July 2013. Mr. Dougan he is responsible for overseeing the Company’s third party management companies, hotel operations, as well as maintaining relationships with current and future brand families. Mr. Dougan previously served more than 25 years in the hospitality industry. From June 2008 to July 2013, Mr. Dougan was a former Vice President of Operations for Stonebridge Hospitality where he oversaw a diverse hotel portfolio featuring eight different brands in a variety of segments. He has held a number of industry positions with leading companies, including Vice President of Operations at Sage Hospitality Resources, Area Operations Manager at the Homestead Village in Colorado and New Mexico, and General Manager at the Grand Aspen Hotel and the Dillon Comfort Suites, both in Colorado. Mr. Dougan holds a Bachelor of Science degree in Business Administration from the Rochester Institute of Technology.

The names of the Company’s nine directors and certain information about the directors, as of April 28, 2016, are set forth below.

Directors

J. William Blackham, Director, President and Chief Executive Officer. Mr. Blackham, age 62, was appointed President and Chief Executive Officer and a member of the Board of Directors on March 2, 2015. Mr. Blackham, since 2008 to present, is a co-owner and the managing member of Trinity Investment Partners, LLC. Also since early 2011, he has served as the owner and managing member of Proximo Investments & Advisors, LLC, an investment and advisory company, and in various roles, including consultant, trustee and manager of affiliates, for Assured Administration, LLC. He was president and CEO of Eagle Hospitality, a hotel REIT which traded on the NYSE until its sale in 2007 and has been active for several decades in entities involved in real estate and hospitality development, acquisition and advisory services.

Mr. Blackham’s extensive experience as a leader of real estate ventures, his public hospitality REIT experience, and his proven capital raising experience provides the Board with strong leadership and expertise in the hospitality REIT industry.

Daphne J. Dufresne, Director. Ms. Dufresne, age 43, has been a Managing Director of RLJ Equity Partners (“RLJ”), a private equity fund since 2006. Ms. Dufresne participated in building the RLJ investment team, raising $230 million of institutional capital, and constructing a partnership with The Carlyle Group, a global private equity firm. Prior to RLJ, Ms. Dufresne was a Venture Partner during 2005 with Parish Capital Advisors, a $425 million fund of funds for emerging and experienced institutional investors and a Principal from 1999 to 2005 at Weston Presidio Capital, a private equity organization with $3.4 billion of assets under management. She also served as Associate Director in 1997 in the Bank of Scotland’s Structured Finance Group. Ms. Dufresne received her B.S. from the University of Pennsylvania and her M.B.A. from the Harvard Business School. Ms. Dufresne has been a director of the Company since June 2015.

Ms. Dufresne extensive experience with capital sources and capital raising provides the Board with substantial experience and expertise in reviewing and improving the Company’s capital structure.

Committees: Investment Committee

Daniel R. Elsztain, Director. Mr. Elsztain, age 43, obtained a degree in Economic Sciences from the Torcuato Di Tella University and has a Masters in Business Administration from the Austral IAE University. At present, he is a member of the board of IRSA Inversiones y Representaciones Sociedad Anónima (“IRSA”), a real estate public company listed both on the New York Stock Exchange (“NYSE”) and the Buenos Aires Stock Exchange (“BASE”), as well as its Chief Operating Officer and other executive capacities since 2004. He is a board member of Alto Palermo S.A. (APSA), a retail public company listed both on NASDAQ and BASE. Mr. Elsztain has been a director of the Company since February 2012.

His extensive experience in IRSA’s real estate operations and his participation on other public company boards provides the Board with a source of substantial lodging and real estate knowledge.

Committees: Compensation Committee, Nominating Committee and Investment Committee

James H. Friend, Chairman of the Board. Mr. Friend, age 64, has been president and CEO of Friend Development Group, LLC since 1997 and has been actively involved in the hotel and real estate business for more than 26 years. Mr. Friend has extensive experience in the development process, including ground-up development, renovations, adaptive re-use and mixed-use developments. He has particular expertise developing and financing complicated real estate projects in urban and suburban areas. Mr. Friend has arranged financing for hotel and other real estate projects in excess of $600 million. He has worked closely with all major hotel brands, including Hilton, Marriott, Hyatt, Starwood, Intercontinental, Wyndham and Choice. He also has experience working with numerous luxury and independent luxury hotel brands as well as with branded and unbranded boutique hotels. Mr. Friend has partnered with major institutions, investment funds, high net worth families and significant hotel investment groups. He has advised NYSE companies, REIT’s, banks, hedge funds and privately held companies in a wide range of real estate product types, including hotels, retail, assisted living, multi-family and mixed-use development.

Mr. Friend is a graduate of Stanford University and the Northwestern University School of Law. He is a member of the Bar of the State of New York. He has served on various philanthropic boards, including the Richard Tucker Music Foundation, board of directors of the Stanford Alumni Association and currently is the chairman of the Stanford New York Alumni. He also has served as an adjunct professor at the Tisch Center for Hospitality, Tourism and Sports Management at New York University. Mr. Friend has been a director of the Company since February 2012.

Mr. Friend’s years of work in the hotel and real estate industry provides the Board with a diverse and unique source of hotel and real estate knowledge.

Committees: Audit Committee

Jeffrey Giller, Director. Mr. Giller, age 54, is a Partner and the Head of StepStone Real Estate LP, since June 2014, and chairs the Real Estate Investment Committee and focuses on management activities and global real estate investments. Mr. Giller was a founder, Managing Partner and the Chief Investment Officer of Clairvue Capital Partners since April 2010, a real estate manager which integrated with StepStone to establish StepStone Real Estate. Before Clairvue, he was a Managing Principal and Chief Investment Officer at Liquid Realty Partners from September 2005 to October 2009, an investment manager focused on real estate private equity secondaries. Mr. Giller has also held senior positions in other real estate private equity investment firms in the U.S. and Europe. As Managing Director of JER France, SA from 1995 to 2000, he was instrumental in starting, building and overseeing JER Partners’ first offshore business, located in Paris, France. Mr. Giller earned an MBA from the University of Virginia and a BA from the University of California at Berkeley. Mr. Giller has been a director of the Company since March 2016.

Mr. Giller’s substantial experience in leading real estate investment firms and capital raising provides the Board with unique leadership and capital raising experience.

Donald J. Landry, Director. Mr. Landry, age 67, is president and owner of Top Ten, an independent hospitality industry consulting company. Mr. Landry has over 45 years of lodging and hospitality experience in a variety of leadership positions. Most recently, Mr. Landry was the Chief Executive Officer, President and Vice Chairman of Sunburst Hospitality Inc. Mr. Landry has also served as President of Choice Hotels International, Inc., Manor Care Hotel Division and Richfield Hotel Management. Mr. Landry currently serves on the corporate advisory boards of Campo Architects, UniFocus and Windsor Capital Group and numerous nonprofit boards. Mr. Landry is a member of the board of trustees of Hersha Hospitality Trust. Mr. Landry is a frequent guest lecturer at the University of New Orleans where he serves on the board of the School of Hospitality, Restaurant and Tourism. Mr. Landry holds a bachelor of science from the University of New Orleans, which awarded him Alumnus of the Year in 1999. Mr. Landry is a Certified Hotel Administrator. Mr. Landry has been a director of the Company since February 2012.

Mr. Landry’s more than 45 years of experience in the lodging and real estate industries, including his roles as Chief Executive Officer, President and Vice Chairman of Sunburst Hospitality Inc. and President of Choice Hotels International, Inc., Manor Care Hotel Division and Richfield Hotel Management provides the Board with an experienced source on lodging and real estate industries.

Committees: Nominating Committee and Investment Committee

Mark D. Linehan, Director. Mr. Linehan, age 54, has served as President and Chief Executive Officer of Wynmark Company since he founded the company in 1993. Wynmark Company is a private real estate investment and development company with interests in properties in California, Nevada, Oregon and Montana. Prior to founding Wynmark Company, Mr. Linehan was a Senior Vice President with the Trammell Crow Company in Los Angeles, California. Before that, Mr. Linehan was with Kenneth Leventhal & Co. (now Ernst & Young LLP), a Los Angeles-based public accounting firm. He has served on the board of Hudson Pacific Properties (NYSE:HPP) since their IPO. In addition, Mr. Linehan is actively involved with the community through his service on the board of Direct Relief, the UC Santa Barbara Foundation, and the National Cowboy and Western Heritage Museum. Mr. Linehan received a Bachelor of Arts degree in Business Economics from the University of California, Santa Barbara and is a Certified Public Accountant. Mr. Linehan has been a director of the Company since March 2016.

Mr. Linehan’s extensive experience in real estate investment and development as well as his expertise in accounting matters and service on public company committees provides the Board with an experienced public company director and a source of real estate development and accounting knowledge for public companies.

Committees: Audit Committee

Brendan MacDonald, Director. Mr. MacDonald, age 37, is a Partner of StepStone Real Estate LP since June 2014, a member of the real estate investment committee, with a primary focus on sourcing and executing investments on behalf of StepStone’s real estate fund and separate account vehicles. Mr. MacDonald was a founding partner of Clairvue Capital Partners since April 2010, a real estate investment manager which integrated with StepStone to establish StepStone Real Estate. At Clairvue, he was an investment committee member and focused on sourcing, underwriting and managing investments in the U.S., Europe and Latin America. Before Clairvue, he was a Director at Liquid Realty Partners, from January 2007 to October 2009, an investment manager focused on real estate private equity secondaries and held an acquisitions role at Babcock and Brown. Earlier in his career he completed GE Capital’s Financial Management Program and was part of GE’s global Sponsor Finance business. Mr. MacDonald received an MBA from Harvard Business School and a BS from Indiana University. Mr. MacDonald has been a director of the Company since March 2016.

Mr. MacDonald’s years of experience in real estate investment and capital raising provides the Board with significant expertise in growing the Company.

Committees: Compensation Committee, Nominating Committee and Investment Committee

John M. Sabin, Director. Since May 2011, Mr. Sabin, age 61, has been the Executive Vice President and Chief Financial Officer of Revolution LLC as well as the Chief Financial Officer of The Stephen Case Foundation and the Case Family Office. Previously he was the Chief Financial Officer and General Counsel of Phoenix Health Systems, Inc. a private healthcare information technology outsourcing and consulting firm, from October 2004 to May 2011. Mr. Sabin was the Chief Financial Officer, General Counsel and Secretary of NovaScreen Biosciences Corporation, a private bioinformatics and contract research biotech company, from January 2000 to October 2004. Prior to joining NovaScreen, Mr. Sabin served as a finance executive with Hudson Hotels Corporation, Vistana, Inc., Choice Hotels International, Inc., Manor Care, Inc. and Marriott International, Inc. all of which were public companies at the time of his service. In his professional life Mr. Sabin has had commercial lease experience with a national law firm, transactional real estate experience with national hospitality and health care firms, commercial real estate financing experience, IPO experience, as well as experience as an audit committee and board member of several other public companies. Mr. Sabin is a member of the board of trustees of Hersha Hospitality Trust. Mr. Sabin has received Bachelor of Science degrees in Accounting and in University Studies; a Masters of Accountancy and a Masters in Business Administration from Brigham Young University, and he also received a Juris Doctor from the J. Reuben Clark Law School at Brigham Young University. Mr. Sabin is a licensed CPA and is admitted to the bar in several states. Mr. Sabin has been a director of the Company since February 2012.

Mr. Sabin’s qualifications include substantial hospitality industry experience, as well as his substantial legal, finance and accounting experience. His current and prior service as both General Counsel and Chief Financial Officer of various companies provides the Board with valuable insights with respect to finance, accounting, legal and corporate governance matters.

Committees: Audit Committee and Compensation Committee

Section 16(A) Beneficial Ownership Reporting Compliance

Under United States securities laws, the Company’s directors and executive officers, and persons who own more than 10% of our common stock, are required to report their ownership of the common stock and any changes in ownership to the Securities and Exchange Commission (the “SEC”). These persons are also required by SEC regulations to furnish the Company with copies of these reports. Specific due dates for these reports have been established, and the Company is required to report in this report any failure to file such reports by those due dates during the 2015 fiscal year.

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

Corporate Governance

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and has posted the Code of Business Conduct and Ethics on its Web site at www.condorhospitality.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct and Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer by posting that information on the Company’s Web site at www.condorhospitality.com.

Audit Committee

Currently, the Audit Committee consists of Messrs. Sabin (Chairman), Friend and Linehan. During 2015, the Audit Committee consisted of Messrs. Sabin (Chairman), Friend, and George R. Whittemore, a former director. All members of the Audit Committee are independent within the meaning of the Nasdaq Stock Market listing standards.

The Audit Committee is responsible for the engagement of the independent registered public accounting firm, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves professional services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of the Company’s internal accounting controls. The Audit Committee pre-approves all audit and non-audit services performed by the independent auditor. The Board of Directors has determined that Messrs. Sabin and Linehan are audit committee financial experts within the meaning of regulations of the Securities and Exchange Commission (the “SEC”). The Audit Committee operates pursuant to a written charter adopted by the Board of Directors. A copy of the charter is available on our website at http://condorhospitality.com in the Investor Relations section under “Governance Docs.” The Audit Committee has a written policy with respect to its review and approval or ratification of transactions between the Company and a director, executive officer or related person covered by the SEC’s rule S-K 404(a).

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

Compensation Practices. The Company had significant senior level management changes in 2015 with the employment of a new Chief Executive Officer and Chief Financial Officer. The Committee anticipates that it may develop additional compensation practices not reflected in this discussion or the associated tables as the Company’s business evolves under the new senior management.

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

Senior Management Transition

Following Kelly Walters’ announcement in September 2014 of his intention to step down as Chief Executive Officer of the Company, the Board of Directors formed a Search Committee consisting of Messrs. Friend, Landry and Sabin (Chairman). The Search Committee was tasked with searching for, evaluating, and providing the Board of Directors with candidates for the position of Chief Executive Officer. The Search Committee reviewed candidates and conducted interviews through February 2015. On March 2, 2015, Mr. Blackham was appointed Chief Executive Officer of the Company by the Board of Directors, following the committee’s successful search and evaluation and based on the committee’s recommendation. Ferguson Partners Ltd. was retained by the Search Committee to identify executive officer candidates for Chief Executive Officer and Chief Financial Officer, and was paid $250,000 for these services.

Chief Executive Officer Transition. The terms of Mr. Blackham’s employment were approved by the Committee. Mr. Blackham’s employment agreement has a three year term, and under the employment agreement he (i) receives an annual base salary of $350,000, (ii) receives consideration for an annual cash bonus and (iii) is eligible to participate in any Company long-term incentive program. Pursuant to his 2015 annual bonus plan, he had a target performance bonus equal up to 100% of his base salary for achieving key performance objectives of market capitalization growth, developing and executing the 2015 business plan, executing a property acquisition and divestment plan, improving the performance of the legacy hotel portfolio and leading the management team. The Committee determined that Mr. Blackham met 95% of the 2015 performance goals and awarded him 95% of his base salary as his bonus.

As an inducement to accept employment, Mr. Blackham received a warrant to purchase 657,894 shares of common stock. Mr. Blackham has exercised the warrant to purchase 227,894 shares of common stock and may exercise the balance of the warrant, in whole or in part, until March 2, 2018, to purchase 430,000 shares of common stock at $1.92 per share.

As an inducement to accept employment, Mr. Blackham was granted an equity award of 5,263,152 long-term incentive plan units (“LTIP Units”), representing profit interests in the Company’s operating partnership. The LTIP Units are earned in one-third increments upon the Company’s common stock achieving price per share milestones of $3.50, $4.50 and $5.50 respectively. Earned LTIP Units vest in March 2018, or earlier upon a change in control of the Company, and can be redeemed at the rate of one share of common stock for each eight earned LTIP Units for up to 657,894 shares of common stock.

As an inducement to Mr. Walters to continue as Chief Executive Officer until his successor was appointed, the Committee granted him three months base salary and benefits to be paid in accordance with the Company’s customary payroll practices following his resignation as Chief Executive Officer.

Chief Financial Officer Transition. Jonathan J. Gantt joined Condor as Senior Vice President and Chief Financial Officer on October 27, 2015. The terms of Mr. Gantt’s employment were approved by the Committee. Mr. Gantt’s annual base salary is $215,000. He is eligible for annual cash bonuses of up to 40% of his base salary for achievement of performance targets when set by the Committee. He is eligible for equity awards of up to 60% of his base salary for achievement of performance targets when set by the Committee. He received $20,000 on employment commencement in recognition of bonus forfeiture at his former employer and as relocation expenses. He is entitled to participate in Condor’s employee benefit plans and 401K plan.

As an inducement to Ms. Scarpello to continue as Chief Financial Officer until her successor was appointed, the Committee granted her four and one-half months base salary and benefits to be paid in accordance with the Company’s customary payroll practices following her resignation as Chief Financial Officer.

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

Annual Bonuses. The Compensation Committee determined that Mr. Blackham met 95% of his annual 2015 performance objectives, and awarded him a performance bonus equal to 95% of his base salary. In recognition of Mr. Dougan’s performance as Chief Operating Officer in 2015, the Compensation Committee approved a cash bonus of $30,750.

Equity Incentive Plan. Equity stock incentives were previously provided primarily through grants of stock options to executive officers pursuant to the shareholder approved Company 2006 Stock Plan. The Committee recognizes the value of equity incentives in assisting the Company in the hiring and retaining of management personnel and in enhancing the long-term mutuality of interest between the Company shareholders and its directors, officers and employees. Stock options are granted at the market value on the date of the grant and have value only if the Company’s stock price increases. Employees must be employed by the Company at the time of vesting in order to exercise the options.

No equity awards were granted under the Company 2006 Stock Plan to the named executive officers in 2015. The 2006 Stock Plan expired on December 31, 2015, and the Company has adopted, and is presenting to the Company shareholders for approval, the 2016 Stock Plan, for the benefit of its named officers and other employees. If approved by the Company shareholders, it is expected that equity awards under the 2016 Stock Plan will be granted in 2016 as part of the compensation for Company employees.

The Company does not have a pension plan. The Company’s executive officers may participate in its 401(k) Plan on the same terms as other participating employees. The Company does not maintain a perquisite program for its executive officers.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

COMPENSATION COMMITTEE
John M. Sabin (Chairman) Daniel R. Elsztain Brendan MacDonald

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)(2)	Total ($)
J. William Blackham(3)
President and Chief Executive Officer	2015	321,465	0	341,280	311,020	332,500	10,600	1,316,865

Jonathan J. Gantt(4)
Chief Financial Officer and Senior Vice President	2015	32,281	0	0	0	0	21,813	54,094

Jeffrey W. Dougan(5)	2015	209,609	30,750	0	0	0	8,269	248,628
Chief Operating Officer	2014	190,000	19,000	0	0	0	8,425	217,425
	2013	84,038	25,000	22,750	5,000	0	4,362	141,150

Kelly A. Walters(6)	2015	74,572	0	0	0	0	81,897	156,469
Former Chief Executive Officer	2014	290,000	0	0	0	0	10,400	300,400
	2013	290,000	0	0	0	0	10,200	300,200

Corrine L. Scarpello(7)	2015	169,315	0	0	0	0	38,848	208,163
Former Chief Financial Officer	2014	200,100	0	0	0	0	8,133	208,233
	2013	200,100	0	0	0	0	8,408	208,508

Patrick E. Beans (8)	2015	133,846	0	0	0	0	17,002	150,848
Former Treasurer	2014	145,000	0	0	0	0	5,850	150,850
	2013	133,846	0	0	0	0	5,354	139,200

(1)	These columns reflect the grant date fair value of the stock awards, performance shares and stock options (warrants in the case of Mr. Blackham) granted in accordance with FASB Accounting Standards Codification Topic 718. The performance share award and warrants were granted to Mr. Blackham as an inducement to accept employment. The maximum performance share award value, if earned (exclusive of increase in performance share value based on increases in the Company’s stock price), would be 1.5 times the amount shown in the “Stock Awards” column for Mr. Blackham. See “Grants of Plan Based Awards for Fiscal 2015”. See footnote 12 to the Company’s consolidated financial statements for the assumptions used in the valuation of these awards.
(2)	Amounts for the named executive officers represent contributions credited by the Company during 2015, 2014 and 2013 to its 401(k) plan. Mr. Gantt received $20,000 on employment commencement in recognition of bonus forfeiture at his former employer and as relocation expenses. Amounts include post-employment severance of (a) $75,845 for Mr. Walters, (b) $30,784 for Ms. Scarpello, and (c) $11,153 for Mr. Beans.
(3)	Mr. Blackham became our President and Chief Executive Officer in March 2015 with an annual base salary of $350,000. Mr. Blackham earned $332,500 for achievement of performance goals under his 2015 Annual Bonus Plan which is reported in the “Non-Equity Incentive Plan Compensation” column.
(4)	Mr. Gantt became our Senior Vice President and Chief Financial Officer in October 2015, with an annual base salary of $215,000.
(5)	Mr. Dougan was paid a discretionary cash bonus of $30,750 for 2015.
(6)	Mr. Walters was our Chief Executive Officer until March 2015.
(7)	Ms. Scarpello was our Chief Financial Officer until October 2015.
(8)	Mr. Beans was our Treasurer until November 2015.

Grants of Plan-Based Awards for Fiscal 2015

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (# of shares)(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards (S/share)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold	Target	Maximum	Threshold	Target	Maximum
J. William	3/2/15	0	N/A	350,000	219,298	438,596	657,894	0	227,894	$1.52	14,668
Blackham	3/2/15								430,000	$1.92	296,352

(1)	Non-equity incentive awards were made with respect to Mr. Blackham’s 2015 annual incentive plan. Equity incentive plan awards represent partnership interests in the Company’s operating partnership. On March 2, 2015, the Company granted an equity award of 5,263,152 LTIP units, representing profit interests in the Company’s operating partnership, to Mr. Blackham. The LTIP units are earned in one-third increments upon the Company’s common stock achieving price per share milestones of $3.50, $4.50, and $5.50, respectively. Earned LTIP Units vest in March 2018, or earlier upon a change in control of the Company, and can be redeemed at the rate of one share of common stock for each eight earned LTIP units for up to 657,894 of shares of common stock.
(2)	On March 2, 2015, the Company granted a warrant to Mr. Blackham as an inducement material to his acceptance of employment. The warrant entitles Mr. Blackham to purchase a total of 657,894 shares of common stock with a grant date price at (i) $1.52 per share (the adjusted closing bid price of the common stock on Nasdaq on March 2, 2015) if at least one-third but not more than one-half of the shares were purchased on or prior to March 17, 2015, and (ii) $1.92 per share for shares purchased after. The warrant has a three-year term. Mr. Blackham exercised the warrant in part to purchase 227,894 shares on March 11, 2015 at the price of $1.52 per share. The warrant remains exercisable for 430,000 shares at an exercise price of $1.92 per share. As of December 31, 2015, the total unrecognized compensation cost related to the warrants was approximately $214,000, which is expected to be recognized over the next 26 months.
(3)	See footnote 12 to the Company’s consolidated financial statements for the assumptions used in valuing the awards.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)

J. William Blackham	430,000	0	1.92	March 2, 2018			438,596	548,245

Jeffrey W. Dougan	2,083	1,042	8.08	July 15, 2017	1,042	1,302

(1)	The options expiring on July 15, 2017 vested and will vest in equal one-third increments on July 15, 2014, 2015 and 2016.
(2)	The restricted shares for Mr. Dougan vested and will vest in one-third increments on July 15, 2014, 2015, and 2016. Market value is based on the closing price of the common stock on December 31, 2015.
(3)	Number shown is based on the target number of LTIPs which can be earned. See Compensation Discussion and Analysis for a description of the provisions of the LTIPs. The market value is based on the closing market price of the common stock at the end of the 2015 fiscal year ($1.25 per share).

Option Exercises and Stock Vested in 2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

J. William Blackham	227,894	54,694

Jeffrey W. Dougan			1,042	2,852

(1)	Difference between the exercise price of the warrant and market price on date of exercise.
(2)	Based on the market price on vesting date.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants, and rights under existing equity compensation plans as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	2,500	$7.84	0	(1)
Equity compensation plans not approved by security holders	433,125	1.96	0
Total	435,625	$2.00	0

(1)	Represents shares issuable under the Company’s 2006 Stock Plan. On December 31, 2015, the 2006 Stock Plan expired. Expiration of the 2006 Stock Plan does not impact awards issued under the plan prior to its expiration.

Potential Payments Upon Termination or Change-in-Control

If the employment of Mr. Blackham is terminated with cause, he will receive (i) accrued and unpaid base salary to the date of termination, (ii) the accrued and unused vacation to the date of termination, (iii) unpaid expense reimbursements, and (iv) vested amounts under qualified retirement plans. In addition, if he terminates employment without good reason he will also receive unpaid bonuses earned for completed prior fiscal years. If his employment is terminated without cause or if he terminates employment with good reason, in addition to the foregoing, he will receive: (i) an amount equal to one times (1x) base salary, (ii) an amount equal to one times (1x) the average annual bonus previously earned for up to the prior three (3) years, (iii) the immediate vesting of equity awards solely subject to time vesting, and (iv) any awards, not yet earned but may be earned based on the achievement of the applicable performance criteria, vested at a pro rata amount based on the performance period to the date of termination. Additionally, the Company will also pay his COBRA premiums during the period that he elects to receive COBRA coverage under the Company’s group health plans, not to exceed 18 months. If within 12 months following a change in control his employment is terminated other than for cause or by reason of death or disability or he terminates his employment for good reason, the additional base salary payment will be increased to two times (2x) base salary and the annual bonus payment will be increased to two times (2x) the average annual bonus previously earned for up to the prior three (3) years.

“Cause” under Mr. Blackham’s employment agreement includes certain (i) dishonest or fraudulent actions, felony conviction, (ii) a material failure to devote substantially all of his business time to the business of the Company or to follow the Company’s good faith instructions and directives; (iii) unreasonable and material neglect, refusal or failure to perform assigned duties; (iv) material breach by him of his employment agreement, the Company’s Code of Business Conduct and Ethics or similar codes; (v) any act bringing substantial public disrespect or scandal or ridicule of the Company, or(vi) any governmental regulatory agency recommends or orders that the Company terminate his employment or relieve him of his duties. “Change in Control” under Mr. Blackham’s employment agreement includes certain acquisitions of 50% or more of common stock or voting power of the Company, certain changes in the Board of Directors, or certain mergers or similar transactions if the shareholders prior to the transaction do not hold 50% of the voting power afterwards, or a liquidation or sale of than 50% of the Company assets.

Mr. Dougan’s restricted stock award agreement provides that his restricted stock award immediately vests in the event of a change of control (as defined in the Company 2006 Stock Plan). A change in control, defined in the Company’s 2006 Stock Plan, generally occurs if: (i) a person, entity or group (excluding Company plans) acquires 50% or more of the Company’s common stock or total voting power of the Company’s voting securities; (ii) incumbent directors or their replacements (whose election or nomination was approved by at least a majority of then incumbent directors) cease to constitute a majority of the board; (iii) a reorganization, merger, consolidation, or sale of substantially all of the Company’s assets occurs unless the Company’s shareholders prior to the transaction own after the transaction 50% or more of the voting power of the Company’s securities; and (iv) the Company is liquidated or dissolved. If such a change in control had occurred on the last day of fiscal 2015, the value of unvested restricted stock held by Mr. Dougan would have been $1,302. The unvested restricted stock for Mr. Dougan is set forth in the Outstanding Equity Awards at Fiscal Year-End table.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Daphne J. Dufresne	16,153	0	0	16,153

John Dinkel	16,153	0	0	16,153

Daniel R. Elsztain	27,500	7,449	0	34,949

James H. Friend	58,000	4,407	0	62,407

Donald J. Landry	30,000	11,167	0	41,167

John M. Sabin	31,500	7,449	0	38,949

Kelly A. Walters	16,983	0	0	16,983

George R. Whittemore	31,500	7,449	0	38,949

Ms. Dufresne and Mr. Dinkel joined the Board of Directors in June 2015. Mr. Walters became a non-executive director in March 2015. Messrs. Dinkel, Walters and Whittemore resigned from the Board in March 2016.

During 2015, Directors receive an annual retainer of $20,000. Additionally, directors received fees of $1,000 per board meeting attended in person and $500 per telephonic board meeting. Committee chairmen received compensation as follows: Audit Committee chairman annual retainer of $3,000 and Compensation Committee chairman annual retainer of $1,500. Each Audit Committee member, other than the chairman, receives a fee of $375 per quarter. From time to time, directors, as authorized representatives of the Board, engage in Board duties outside of meetings, and receive fees for the performance of such additional Board duties in an hourly or daily amount previously set by the Board. Mr. Friend received additional fees of $28,000 in connection with performance of additional Board duties related to the transition of the Company’s new chief executive officer. The Investment Committee chairman receives a monthly fee of $750. Each member of the Investment Committee who is an independent director, other than the chairman, receives a monthly fee of $500. The fees to the Investment Committee were paid quarterly in common stock issued under the 2006 Stock Plan, based on a value per share equal to the average of the closing price of the common stock during the first 20 trading days of the year. If the 2016 Stock Plan is approved by Company shareholders at the Company’s 2016 annual shareholders meeting, the Investment Committee members who have not received equity compensation in 2016 are expected to receive equity compensation for their service since January 1, 2016.

Item 12.	Securities Ownership Of Certain Beneficial Owners And Management

The following table sets forth the beneficial ownership of our common stock and preferred stock as of April 15, 2016, by the following persons (a) each shareholder known to us to beneficially own more than 5% of the outstanding shares of our common stock, (b) each director or nominee, (c) each executive officer named in the

Summary Compensation Table and (d) all directors and executive officers as a group. A person has beneficial ownership over shares if he or she has or shares voting or investment power over the shares, or the right to acquire that power within 60 days of April 15, 2016.

With respect to our continuing qualification as a real estate investment trust, our Amended and Restated Articles of Incorporation (the “Articles”) contain an ownership limitation, which prohibits both direct and indirect ownership of more than 9.9% of the outstanding shares of our common stock or 9.9% of any series of our preferred stock. Our Articles permit the Board of Directors, in its sole discretion, to exempt a person from this ownership limit if the person provides representations and undertakings that enable the Board to determine that granting the exemption would not result in the Company losing its qualification as a REIT. Under the Internal Revenue Service (IRS) rules, REIT shares owned by certain entities are considered owned proportionately by owners of the entities for REIT qualification purposes. The holder of the Series D convertible preferred stock provided representations and undertakings necessary for the Board to grant such an exemption.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Real Estate Strategies L.P.	Series D convertible
2 Church Street	preferred stock	3,245,156	(2)	52%
Hamilton DO HM CX, Bermuda	common stock	21,543,948	(2)	48.9%

SREP III Flight – Investco, L.P. 150 California St., Suite 850	Series D convertible preferred stock	3,000,000	(3)	48%
San Francisco, CA	common stock	18,750,000	(3)	42.6%

He Zhengxu Institute of Math, AMSS, CAS Zhongguancun, Haidian District Beijing 100080, PRC	common stock	462,622	(4)	9.4%

JCP Investment Partnership, L.P. 1177 West Loop South Suite 1650 Houston, TX 77027	common stock	269,805	(5)	5.5%

J. William Blackham	common stock	657,894	(6)	12.2%

John M. Sabin	common stock	11,130

James H. Friend	common stock	4,255

Donald J. Landry	common stock	14,156

Daniel R. Elsztain	common stock	7,680

Daphne J. Dufresne	common stock	3,000

Jeff Giller	Series D convertible preferred stock	3,000,000	(7)	48%
	common stock	18,750,000		42.6%

Mark D. Linehan	common stock	0

Brendan MacDonald	Series D convertible
	preferred stock	3,000,000	(8)	48%
	common stock	18,750,000		42.6%

Jonathan J. Gantt	common stock	0

Jeffrey W. Dougan	common stock	4,403	(9)

All directors and executive officers as a group (13 persons)	common stock	19,452,518	(10)	44.2%

(1)	Unless otherwise indicated, beneficial ownership of any named individual does not exceed 1% of the outstanding class of securities. In calculating the indicated percentage, the denominator includes the shares of common stock that could be acquired by the person through the exercise of options or warrants within 60 days of April 5, 2016. The denominator excludes the shares of common stock that would be acquired by any other person upon such exercise.
(2)	Real Estate Strategies L.P. (“RES”), an investment vehicle indirectly controlled by IRSA Inversiones y Representaciones Sociedad Anónima (“IRSA”), an Argentinean-based publicly traded company, acquired 3,245,156 shares of Series D convertible preferred stock from the Company in an exchange on March 16, 2016 for 3,000,000 shares of Series C convertible preferred stock, and accrued and unpaid dividends. Up to 20,282,225 shares of common stock may be issued upon conversion of the Series D convertible preferred stock.

Based on information appearing in Amendment No. 3 to a Schedule 13D filed by RES with the Securities and Exchange Commission on March 23, 2016, RES has shared voting and shared dispositive power over 1,261,723 shares of common stock and the 3,245,156 shares of Series D convertible preferred stock. RES and its affiliates, for purposes of Section 13(d)(3) of the Exchange Act, consists of Eduardo S. Elsztain, and the following entities controlled, either directly or indirectly, by Mr. Elsztain: Consultores Assets Management S.A. , Consultores Venture Capital Uruguay S.A., Agroinvestment S.A., Idalgir S.A., Consultores Venture Capital Ltd., Ifis Limited, Inversiones Financieras del Sur S.A., Cresud Sociedad Anónima Comercial, Inmobiliaria, Financiera y Agropecuaria, IRSA, Tyrus S.A., Jiwin S.A., Efanur SA and RES.

RES also holds a convertible promissory note (the “Note), convertible into 101,159 shares of Series D convertible preferred stock (which are convertible into 632,249 shares of common stock) that are not included in the share totals because the Note is not currently convertible pursuant to a provision the Note which prohibits conversion if RES and its affiliates would hold more than 49% in the aggregate of the voting stock of the Company. RES also hold 3,750,000 warrants, convertible into 3,750,000 shares of common stock that are not included in the share totals, because the warrants are not currently exercisable pursuant to a provision in the warrants which prohibits exercise if RES and its affiliates would hold more than 34% of the voting stock of the Company.

(3)	SREP III Flight-Investco, L.P. (“SREP”), an affiliate of StepStone Group LP, acquired 3,000,000 shares of Series D convertible preferred stock from the Company in a private transaction on March 16, 2016. Up to 18,750,00 shares of common stock may be issued on conversion of the Series D convertible preferred stock.
(4)	Based solely on Schedule 13G filed by the beneficial owner with the SEC on February 2, 2015.
(5)	Based solely on a Schedule 13D appeared filed by JCP Investment Partnership, L.P., a Texas limited partnership on April 20, 2015, and its group members JCP Investment Partners, a Texas limited partnership, JCP Investment Holdings LLC, a Texas limited liability company, JCP Investment Management, LLC, a Texas limited liability company, James C. Pappas, Edward M. Collie and Michael Sutton.
(6)	Includes 430,000 shares of common stock which Mr. Blackham has the right to acquire through the exercise of an employment grant warrant.
(7)	Mr. Giller is a member of StepStone Group Real Estate Holdings LLC, general partner of StepStone Group Real Estate LP, the sole member and investment manager of StepStone REP III (GP), LLC, the general partner of SREP, the record holder of the 3,000,000 shares of Series D convertible preferred stock, which are convertible into 18,750,00 shares of common stock. Mr. Giller may be deemed a participant in the control of the voting, disposition or purchase of these shares and thus may be deemed to share beneficial ownership of these shares. Mr. Giller disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein, and the inclusion of these shares in this table shall not be an admission of beneficial ownership of all of the reported securities for any purpose.

(8)	Mr. MacDonald is a member of StepStone Group Real Estate Holdings LLC, general partner of StepStone Group Real Estate LP, the sole member and investment manager of StepStone REP III (GP), LLC, the general partner of SREP, the record holder of the 3,000,000 shares of Series D convertible preferred stock, which are convertible into 18,750,00 shares of common stock. Mr. MacDonald may be deemed a participant in the control of the voting, disposition or purchase of these shares and thus may be deemed to share beneficial ownership of these shares. Mr. MacDonald disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein, and the inclusion of these shares in this table shall not be an admission of beneficial ownership of all of the reported securities for any purpose.
(9)	Includes 2,083 shares of common stock which Mr. Dougan has the right to acquire through the exercise of options.
(10)	Includes 432,083 shares of common stock which the directors and executive officers have the right to acquire through the exercise of options and warrants and 18,750,000 shares of common stock issuable upon conversion of preferred stock (see footnotes 7 and 8 above).

Item 13.	Certain Relationships and Related Transactions and Director Independence

Independence

The Articles and the Nasdaq Stock Market listing standards each require that a majority of the Board of Directors are independent directors. The articles of incorporation defines an independent director as a person who is not an officer or employee of the Company or an affiliate of (a) any advisor to the Company under an advisory agreement, (b) any lessee of any property of the Company, (c) any subsidiary of the Company, or (d) any partnership which is an affiliate of the Company.

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

Board of Directors

The current nine-member Board of Directors is comprised of a majority of independent directors, as defined by the Nasdaq Stock Market listing standards and the Articles. The Board of Directors has determined that the following directors are independent under the Nasdaq Stock Market listing standards and the Articles: Ms. Dufresne and Messrs. Elsztain, Friend, Giller, Landry, Linehan, MacDonald and Sabin.

On March 16, 2016, the Company entered into a series of agreements providing for:

•	the issuance and sale of the Series D convertible preferred stock in a private transaction to SREP, an affiliate of StepStone Group LP;

•	the cash redemption of all of the outstanding Series A preferred stock and Series B preferred stock; and

•	the exchange of all of the outstanding Series C convertible preferred stock for Series D convertible preferred stock.

Related Transactions

SREP Stock Purchase Agreement. On March 16, 2016, the Company and SREP entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Company issued and sold 3,000,000 shares of Series D convertible preferred stock to SREP on the same date for an aggregate purchase price of $30,000,000. The Stock Purchase Agreement required that $20,147,000 of the purchase price be deposited into an escrow account for purposes of effecting the redemption of the Series A preferred stock and Series B preferred stock and that the remaining amount of the purchase price be delivered to the Company.

Redemption. With notice given for redemption to occur on April 15, 2016, and the redemption funds deposited in escrow, all rights of the holders of the holders of the Series A preferred stock and Series B preferred stock terminated, except the right to receive the redemption price.

RES Exchange. The Company entered into an Agreement (the “Exchange Agreement”) dated March 16, 2016 with RES and IRSA pursuant to which all 3,000,000 outstanding shares of Series C convertible preferred stock were exchanged for 3,000,000 shares of Series D convertible preferred stock. Pursuant to the Exchange Agreement, in lieu of payment of accrued and unpaid dividends in the amount of $4,947,370 on the Series C convertible preferred stock, the Company (a) paid to RES an amount of cash equal to $1,484,211, (b) issued to RES 245,156 shares of Series D convertible preferred stock (such that RES, IRSA and their affiliates do not beneficially own in excess of 49% of the voting stock of the Company) and (c) issued to RES a promissory note, bearing interest at 6.25% per annum, in the principal amount of $1,011,599 and convertible into a number of shares of Series D Stock that would have otherwise been issued on account of the remaining accrued and unpaid dividends but for the foregoing 49% limitation (the “Note”).

RES at its option may at any time elect to convert the Note, in whole or part, by notice delivered to the Company, into a number of shares of Series D convertible preferred stock, determined by dividing the principal amount of the Note to be converted by $10.00, provided that, any such conversion shall be reduced such that RES, together with its affiliates, does not beneficially own more than 49% of the voting stock of the Company. Any such conversion reduces the principal amount of the Note proportionally.

Series D Convertible Preferred Stock. The Series D convertible preferred stock is convertible, at the option of the holder, at any time into common stock at a conversion price of $1.60 for each share of common stock, which is equal to the rate of 6.25 shares of common stock for each share of Series D convertible preferred stock. The conversion price is subject to anti-dilution adjustments upon the occurrence of stock splits and stock dividends.

The holders of Series D convertible preferred stock vote their Series D convertible preferred stock as a single class with the holders of the common stock on all matters submitted to such holders for vote or consent. For each such vote or consent, each share of Series D convertible preferred stock entitles the holder to cast one vote for each whole vote (rounded to the nearest whole number) that such holder would be entitled to cast had such holder converted its Series D convertible preferred stock into shares of common stock as of the date immediately prior to the record date for determining the shareholders of the Company eligible to vote on any such matter.

As long as the Series D convertible preferred stock is outstanding, the holders of the shares, which include RES and StepStone, have the right to vote separately as a class to approve certain significant corporate events, including the merger, consolidation, liquidation, or sale of substantially all of the assets of the Company or the sale by the Company of common stock or securities convertible into common stock equal to 20% or more of the outstanding common stock or voting stock.

RES Warrants. In February 2012, in connection with the purchase of the Series C convertible preferred stock, the Company issued warrants (“Warrants”) to RES to purchase 3,750,000 shares of common stock. The Warrants are exercisable at any time on or before January 31, 2017 if following the exercise RES’s ownership of the Company’s voting stock does not exceed 34%. The Warrants are exercisable at an exercise price of $1.92 per share of common stock. The exercise price may be paid in cash, or the holder may also elect to pay the exercise price by having the Company withhold a sufficient number of shares from the exercise with a market value equal to the exercise price.

RES Investor Rights and Conversion Agreement. The Company entered into an Investor Rights and Conversion Agreement (the “RES Investor Rights and Conversion Agreement”) dated February 1, 2012 with RES and IRSA pursuant to which the Company granted RES and its affiliates and their respective subsidiaries, among other rights, the right to purchase equity shares or securities convertible into equity shares in future Company offerings on a pro rata basis based on their share ownership.

RES Registration Rights Agreement. The Company entered into a registration rights agreement (the “RES Registration Rights Agreement”) dated February 1, 2012 with RES and IRSA. The Registration Rights Agreement requires the Company to register for resale by the holders the common stock issued upon conversion of the Series C convertible preferred stock and upon exercise of the Warrants, these rights have been carried forward into the Series D convertible stock. The RES Registration Rights Agreement also grants RES the right to participate in certain future underwritten offerings of securities by the Company.

RES Directors Designation Agreement. The Company entered into a directors designation agreement (the “RES Directors Designation Agreement”) dated February 1, 2012 with RES and IRSA pursuant to which the Company will appoint up to four directors designated by RES and IRSA to the Board of Directors.

RES may appoint the following number of directors if it owns the indicated percentage of voting power:

Voting Power	No. of Directors

34%	4

22% or more but less than 34%	3

14% or more but less than 22%	2

7% or more but less than 14%	1

StepStone Investor Rights Agreement. The Company entered into an StepStone Investor Rights Agreement (the “StepStone Investor Rights Agreement”) dated March 16, 2016 with SREP and StepStone Group Real Estate LP (“StepStone”) pursuant to which (a) Messrs. Dinkel, Walters and Whittemore resigned as members of the Board of Directors and (b) the Company appointed three director nominees selected by StepStone to the Board of Directors, Messrs. Giller, MacDonald and Linehan. The Company also agreed to maintain the Board of Directors at no more than nine members.

StepStone may nominate the following number of directors if it beneficially owns the indicated percentage of voting power of the Company: (a) three directors if it owns 22% or more of the outstanding voting power, (b) two directors if it owns 14% or more but less than 22% of the outstanding voting power, and (c) one director if it owns 7% or more but less than 14% of the outstanding voting power.

The StepStone Investor Rights Agreement also requires the Company to register the resale of the common stock issued to StepStone or specified affiliates upon conversion of the Series D convertible preferred stock.

The Company granted StepStone and its affiliates, among other rights, the right to purchase equity shares or securities convertible into equity shares in future Company offerings on a pro rata basis based on their share.

Item 14.	Principal Accountant and Service

The following table presents the fees for professional audit services rendered by KPMG LLP for the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2015 and 2014, and fees billed for other services rendered by KPMG during those periods.

Year Ended December 31,	2015	2014

Audit Fees(1)	$421,850	$582,000
Audit Related Fees	0	0
Tax Fees(2)	160,053	135,065
All Other Fees	0	0

Total	$581,903	$717,265

(1)	Includes fees billed for professional services rendered by KPMG for the audit of the Company’s fiscal 2015 and 2014 annual financial statements, and review of the Company’s quarterly financial statements during 2015 and 2014.
(2)	Includes fees billed for professional services rendered by KPMG for tax compliance, tax advice, and tax planning.

The Audit Committee has determined that the provision of the non-audit services performed by KPMG during the 2015 and 2014 fiscal years is compatible with maintaining KPMG’s independence from the Company.

Pursuant to the terms of the Company’s Audit Committee Charter, the Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Company’s independent accountants. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent accountants in order to assure that the provisions of such services do not impair the accountants’ independence. The Audit Committee has delegated interim pre-approval authority to Mr. Sabin, Chairman of the Audit Committee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting.

KPMG’s principal function is to audit the consolidated financial statements of the Company and its subsidiaries and, in connection with that audit, to review certain related filings with the SEC and to conduct limited reviews of the financial statements included in the Company’s quarterly reports.

The Audit Committee has appointed KPMG as the Company’s independent registered public accounting firm for fiscal year 2016 and requests that shareholders ratify this appointment.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Management contracts and compensatory plans are set forth as Exhibits 10.63 through 10.82.

*	Previously Filed.
**	Filed Herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
April 28, 2016
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. William Blackham	Chief Executive Officer and Director	April 28, 2016
J. William Blackham	(Principal Executive Officer)

/s/ Jonathan J. Gantt	Chief Financial Officer	April 28, 2016
Jonathan J. Gantt	(Principal Financial Officer)

/s/ Arinn A. Cavey	Chief Accounting Officer	April 28, 2016
Arinn A. Cavey	(Principal Accounting Officer)