Form 10-Q
period 2016-03-31
CONDOR HOSPITALITY TRUST, INC.
filed 2016-05-10
CIK 929545

23
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission file number: 001-34087
CONDOR HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	52-1889548 (IRS Employer Identification Number)
3 Bethesda Metro Center Ste. 700, Bethesda, MD 20814 (Address of principal executive offices) Telephone number: (402) 371-2520 1800 W. Pasewalk Ave. Ste. 200, Norfolk, NE 68701 (Former Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).YES ☐    NO ☒

As of April 29, 2016 there were 4,941,878 shares of common stock, par value $.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I.  FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	March 31,	December 31,
	2016	2015

Assets
Investment in hotel properties, net	$105,645	$106,312
Cash and cash equivalents	16,270	4,870
Restricted cash, property escrows	2,940	3,776
Restricted cash, Series A and B Preferred redemption escrow	20,147	-
Accounts receivable, net of allowance for doubtful accounts of $8 and $10	1,326	1,169
Prepaid expenses and other assets	2,117	1,832
Investment in hotel properties held for sale, net	18,677	24,387
Total Assets	$167,122	$142,346

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$6,940	$5,419
Derivative liabilities, at fair value	214	8,759
Convertible debt, at fair value	1,399	-
Long-term debt, net of deferred financing costs	66,446	67,503
Long-term debt related to hotel properties held for sale, net of deferred financing costs	13,746	18,508
Mandatorily redeemable preferred stock, at redemption value:
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding	9,675	-
10% Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding	10,391	-
Total Liabilities	108,811	100,189

Redeemable preferred stock:
10% Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $10,182 at December 31, 2015	-	7,662

Equity
Shareholders' equity
Preferred stock, 40,000,000 shares authorized:
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $9,485 at December 31, 2015	-	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000 shares outstanding, liquidation preference of $34,492 at December 31, 2015	-	30
6.25% Series D, 6,700,000 shares authorized, $.01 par value, 6,245,156 shares outstanding, liquidation preference of $62,612 at March 31, 2016	61,449	-
Common stock, $.01 par value, 200,000,000 shares authorized; 4,941,878 shares outstanding	49	49
Additional paid-in capital	118,507	138,387
Accumulated deficit	(124,004)	(105,858)
Total Shareholders' Equity	56,001	32,616
Noncontrolling interest in consolidated partnership, redemption value of $1,838 and $1,197	2,310	1,879
Total Equity	58,311	34,495

Total Liabilities and Equity	$167,122	$142,346

See accompanying notes to consolidated financial statements

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended March 31,
	2016	2015
Revenue
Room rentals and other hotel services	$12,176	$12,346
Operating Expenses
Hotel and property operations	9,407	9,988
Depreciation and amortization	1,409	1,480
General and administrative	1,448	1,385
Acquisition and terminated transactions	94	-
Total operating expenses	12,358	12,853
Operating loss	(182)	(507)
Net gain on disposition of assets	3,368	13
Net gain on derivatives and convertible debt	6,117	4,823
Other income (expense)	(21)	95
Interest expense	(1,308)	(1,527)
Loss on debt extinguishment	(173)	(7)
Impairment loss	(793)	(777)
Earnings from continuing operations before income taxes	7,008	2,113
Income tax expense	-	-
Earnings from continuing operations	7,008	2,113
Gain from discontinued operations, net of tax	679	1,337
Net earnings	7,687	3,450
Earnings attributable to noncontrolling interest	(389)	(281)
Net earnings attributable to controlling interests	7,298	3,169
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(17,740)	(891)
Net earnings (loss) attributable to common shareholders	$(10,442)	$2,278

Earnings per Share
Continuing operations - Basic	$(2.24)	$0.23
Discontinued operations - Basic	0.13	0.25
Total - Basic Earnings per Share	$(2.11)	$0.48

Continuing operations - Diluted	$(2.24)	$(0.14)
Discontinued operations - Diluted	0.13	0.05
Total - Diluted Earnings per Share	$(2.11)	$(0.09)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands)

	Three months ended March 31, 2015
	Shares of preferred stock	Preferred stock	Shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2014	3,803	$38	4,693	$47	$137,900	$(118,983)	$19,002	$90	$19,092
Stock-based compensation	-	-	-	-	35	-	35	-	35
Long-term incentive plan	-	-	-	-	-	-	-	14	14
Issuance of common stock	-	-	231	2	344	-	346	-	346
Net earnings	-	-	-	-	-	3,169	3,169	281	3,450
Balance at March 31, 2015	3,803	$38	4,924	$49	$138,279	$(115,814)	$22,552	$385	$22,937

	Three months ended March 31, 2016
	Shares of preferred stock	Preferred stock	Shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	3,803	$38	4,942	$49	$138,387	$(105,858)	$32,616	$1,879	$34,495
Stock-based compensation	-	-	-	-	27	-	27	-	27
Long-term incentive plan	-	-	-	-	-	-	-	42	42
Reclassification of Series A and B Preferred Stock	(803)	(8)	-	-	(7,390)	(5,028)	(12,426)	-	(12,426)
Exchange of Series C Preferred and issuance of Series D Preferred	3,245	61,419	-	-	(12,517)	(20,416)	28,486	-	28,486
Net earnings	-	-	-	-	-	7,298	7,298	389	7,687
Balance at March 31, 2016	6,245	$61,449	4,942	$49	$118,507	$(124,004)	$56,001	$2,310	$58,311

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$7,687	$3,450
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	1,409	1,480
Net gain on disposition of assets	(4,048)	(950)
Net gain on derivatives and convertible debt	(6,117)	(4,823)
Amortization of deferred financing costs	175	237
Loss on extinguishment of debt	173	7
Impairment loss	793	732
Stock-based compensation and long term incentive plan expense	69	49
Amortization of warrant issuance cost	12	14
Changes in operating assets and liabilities:
Increase in assets	(655)	(1,072)
Increase in liabilities	1,411	1,120
Net cash provided by operating activities	909	244

Cash flows from investing activities:
Additions to hotel properties	(694)	(595)
Proceeds from sale of hotel assets	9,008	7,342
Net changes in capital expenditure escrows	954	(191)
Net cash provided by investing activities	9,268	6,556

Cash flows from financing activities:
Deferred financing costs	(3)	(6)
Principal payments on long-term debt	(5,914)	(7,505)
Payments on revolving debt	(6,522)	(7,036)
Proceeds from revolving debt	6,415	7,548
Debt early extinguishment penalties	(113)	-
Series D Preferred Stock issuance	28,997	-
Purchase of interest rate cap	(6)	-
Funds put into escrow for Series A and B Preferred Stock redemption	(20,147)	-
Cash dividends paid	(1,484)	-
Proceeds from common stock issued in rights offering	-	346
Net cash provided by (used in) financing activities	1,223	(6,653)

Increase in cash and cash equivalents	11,400	147
Cash and cash equivalents, beginning of period	4,870	173
Cash and cash equivalents, end of period	$16,270	$320

Supplemental cash flow information:
Interest paid	$1,165	$1,485

Schedule of noncash investing and financing activities:
In kind dividends deemed on preferred stock	$23,960	$-

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“CDOR,” “Condor,” or the “Company”), which until July 15, 2015 was formerly named Supertel Hospitality, Inc., was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. CDOR is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of March 31, 2016, the Company owned 38 hotels in 18 states.

CDOR, through its wholly owned subsidiary, Supertel Hospitality REIT Trust, owns a controlling interest in Supertel Limited Partnership (“SLP”).  SLP, including its various subsidiary partnerships, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of 30 properties held by TRS Leasing, Inc.) and conducts all of its operations.  At March 31, 2016, the Company owned 97.9% of the partnership operating units (“partnership units”) of SLP with the remaining partnership units owned by other limited partners and long-term incentive plan unit holders. The Company’s 100% owned E&P Financing Limited Partnership no longer owns any assets or conducts any operations as of March 31, 2016 following the sale of its last remaining property during the three months ended March 31, 2016.

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required by the Internal Revenue Service (“IRS”) for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels.  Therefore, SLP and its subsidiaries lease our hotel properties to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc., and its wholly owned subsidiaries (the “TRS”). The TRS in turn engages third-party eligible independent contractors to manage the hotels. SLP, the TRS, and their respective subsidiaries are consolidated into the Company’s financial statements. References to “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

Historically, as a result of the geographic areas in which we operate, the operations of our hotels have been seasonal in nature.  Generally, occupancy rates, revenue, and operating income have been greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters of the year.  The results of the hotels acquired in October 2015 (see Note 2), because of their locations and chain scale, are expected to be less seasonal in nature than our legacy portfolio of assets.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company, as well as the accounts of SLP and its subsidiaries and our wholly owned TRS and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the financial statements for the periods presented. Interim results are not necessarily indicative of full-year performance for the year ending December 31, 2016 or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Estimates, Risks, and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

contingent assets and liabilities at the date of the consolidated financial statements as well as revenue and expenses recognized during the reporting period.  Actual results could differ from those estimates.  Because the state of the economy and the real estate market can significantly impact hotel operating performance and the estimated fair value of our assets, it is possible that the estimates and assumptions that have been utilized in the preparation of the consolidated financial statements could change.

Assets Held for Sale and Discontinued Operations

A hotel is considered held for sale (a) when a contract for sale is entered into, a substantial, nonrefundable deposit has been committed by the purchaser, and sale is expected to occur within one year, or (b) if management has committed to and is actively engaged in a plan sell the property, the property is available for sale in its current condition, and it is probable the sale will be completed within one year.  If a hotel is considered held for sale as of the most recent balance sheet presented or was sold prior to that balance sheet date, the hotel property and the debt it collateralizes are shown as held for sale in all periods presented. Depreciation of our hotels is discontinued at the time they are considered held for sale.

Historically, we have presented the results of operations of hotel properties that have been sold or considered held for sale as discontinued operations.  In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 changed the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other significant disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations that have a major effect on an entity’s operations and financial results should be presented as discontinued operations subsequent to adoption. The Company adopted this pronouncement on October 1, 2014.  As a result of this adoption, only the operations of hotels meeting the criteria to be considered held for sale prior to October 1, 2014 are included in discontinued operations for all periods presented as no individual hotel disposition has a major effect on our operations or financial results.

Impairment Losses

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

At the end of each reporting period, if the fair value of a held for sale property less costs to sell is lower than the carrying value of the hotel, the Company will record an impairment loss.  Impairment losses on held for sale properties may be subsequently recovered up to the amount of the cumulative impairment losses taken while the property is held for sale should future revisions to fair value estimates be required.  If active marketing ceases or the property no longer meets the criteria to be classified as held for sale, the property is reclassified to held for use and measured at the lower of its (a) carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for use, or (b) its fair value at the date of the subsequent decision not to sell.

Income Taxes

The Company qualifies and intends to continue to qualify as a REIT under the applicable provisions of the Internal Revenue Code (the “Code”), as amended.  In general, under such Code provisions, a trust which has made the required election and, in the taxable year, meets certain requirements and distributes to its shareholders at least 90% of its REIT taxable income, will not be subject to federal income tax to the extent of the income currently distributed

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

to shareholders.  A REIT will incur a 100% tax on the net gain derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We do not believe any of our hotels were held primarily for sale in the ordinary course of our trade or business. However, if the IRS would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

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

With the exception of fixed rate debt (see Note 6) and other financial instruments carried at fair value, the carrying amounts of the Company’s financial instruments approximates their fair values due to their short-term nature or variable interest rates.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Fair Value Option

Under U.S. GAAP, the Company has the irrevocable option to report most financial assets and financial liabilities at fair value on an instrument by instrument basis, with changes in fair value reported in net earnings.  This option was elected for treatment of the Company’s Convertible Debt entered into on March 16, 2016 (see Note 5).

Recently Adopted Accounting Standards

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity, which clarifies certain of the criteria for determining whether derivative features in a hybrid financial instrument should be separately recognized.  ASU 2014-16 is effective for fiscal years beginning after December 15, 2015 and permits either a retrospective or cumulative effect transition method.  ASU 2014-16 was adopted by the Company on January 1, 2016 and was utilized in determining the accounting for the Series D Preferred Stock issued in March 2016 (see Note 8).

In February 2015, the FASB issued ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance effecting both the variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The Company adopted this standard on January 1, 2016 and concluded that SLP now meets the criteria to be considered a VIE of which the Company is the primary beneficiary and, accordingly, the Company continues to consolidate SLP. The Company’s sole significant asset is its investment in SLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of SLP. All of the Company’s debt is an obligation of SLP.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  The Company adopted this standard on January 1, 2016 and presents all debt issuance costs, other than issuance costs related to its revolving credit facility, as a direct deduction from the carrying value of the debt liability. Adoption of this standard was applied retrospectively for all periods presented, effecting only the presentation of the balance sheet. The adoption of this standard did not have a material impact on the Company's financial position and had no impact on the results of operations or cash flows.

Recently Issued Accounting Standards

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes most existing lease guidance in U.S. GAAP when it becomes effective. ASU 2016-02 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on-balance sheet via a right of use asset and lease liability, and additional qualitative and quantitative disclosures. ASU 2016-02 is effective for the Company for annual periods in fiscal years beginning after December 15, 2019, permits early adoption, and mandates a modified retrospective transition method. The Company is required to adopt ASU 2016-02 on January 1, 2020. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

Beginning in the first quarter of 2016, we have revised the classification of cash payments for debt prepayment or extinguishment penalties in our statements of cash flows from where they were previously presented as operating cash flows to financing cash flows.  We have concluded that this classification is preferable as these payments are closely related to other financing cash flows, such as the repayment of debt, and reflect the impact of financing decisions made by management.  This revision in classification had the effect of increasing operating cash flows and decreasing financing cash flows by $113 and $7 in the three months ended March 31, 2016 and 2015, respectively.

Liquidity

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our revolving credit agreement with Great Western Bank, and the release of restricted cash upon the satisfaction of usage requirements.  At March 31, 2016, the Company had $16,270 of cash and cash equivalents on hand and $2,625 of unused availability under its revolving credit agreement.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code. We expect to invest approximately $3,500 to $5,000 in capital expenditures related to hotel properties we currently own through June 30, 2017.

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

Our longer-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other one-time capital expenditures that periodically are made with respect to our hotel properties, and scheduled debt payments, including maturing loans.  Additionally, the Company has an obligation to Real Estate Strategies, L.P. (“RES”) to use approximately $1,600 of proceeds from a capital infusion in 2012 to pursue hotel acquisitions (see Note 13).  Possible sources of liquidity to fund debt maturities and acquisitions and to meet other obligations include additional secured or unsecured debt financings and proceeds from public or private issuances of debt or equity securities.

Prior to the consideration of any asset sales or our ability to refinance debt subsequent to March 31, 2016, contractual principal payments on our debt outstanding, including normal amortization, total $13,643 through June 30, 2017, including the February 1, 2017 maturity of one of our GE loans with a balance at March 31, 2016 of $10,683.  Prior to its maturity, the Company anticipates refinancing the GE loan with GE or another lender. As a result of our improved financial condition and the terms of the lending arrangements we have entered into in recent periods, we believe we will be able to refinance this debt on similar or perhaps more favorable terms. However, notwithstanding our perception, we may not be successful in our efforts to refinance or repay our maturing debt.

Additionally, at March 31, 2016, we have 13 hotels held for sale which, if sold, we believe will generate approximately $11,000 in net proceeds after debt repayment.  Over the last five years, we have sold 72 hotels. Although it is management’s plan to use net proceeds after debt repayment from future asset sales to fund future acquisitions, if necessary the Company believes that cash generated from asset dispositions will be sufficient to fund any shortfalls associated with future debt maturities.  However, with respect to future hotel sales, we cannot predict whether we will be able to find buyers for identified assets at prices and other terms acceptable to us,

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

whether potential buyers will be able to secure financings, and the length of time needed to find a buyer and to close the sale of a property.

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES AND ACQUISITION OF HOTEL PROPERTIES

Investments in hotel properties consisted of the following at March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016			December 31, 2015
	Held for sale	Held for use	Total	Held for sale	Held for use	Total
Land	$2,050	$15,550	$17,600	$3,316	$15,551	$18,867
Acquired below market lease intangibles	883	-	883	883	-	883
Buildings, improvements, vehicle	25,183	106,229	131,412	32,050	106,056	138,106
Furniture and equipment	7,643	20,772	28,415	9,876	20,712	30,588
Construction-in-progress	19	647	666	2	453	455
Investment in hotel properties	35,778	143,198	178,976	46,127	142,772	188,899
Less accumulated depreciation	(17,101)	(37,553)	(54,654)	(21,740)	(36,460)	(58,200)
Investment in hotel properties, net	$18,677	$105,645	$124,322	$24,387	$106,312	$130,699

The Company had no acquisitions during the three months ended March 31, 2016 or 2015.

Pro Forma Results

The Company acquired three hotel properties with a combined purchase price of $42,500 on October 1 and 2, 2015.  The following condensed pro forma financial data is presented as if all acquisitions completed in 2015 had been completed on January 1, 2014.  The condensed pro forma financial data is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2014, nor do they purport to represent the results of operations for future periods.

Three months ended
March 31, 2015
Total revenue	$15,303
Operating income	$54
Net earnings attributable to common shareholders	$2,382
Net earnings per share attributable to common shareholders - Basic	$0.50
Net earnings per share attributable to common shareholders - Diluted	$(0.08)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 3: DISPOSITIONS OF HOTEL PROPERTIES AND DISCONTINUED OPERATIONS

As of March 31, 2016, the Company had 13 hotels classified as held for sale. At the beginning of 2016, the Company had 16 hotels held for sale and during the three months ended March 31, 2016 sold four of these properties and classified one additional hotel as held for sale. None of the hotels reclassified as held for sale since the Company’s adoption of ASU 2014-08 on October 1, 2014 represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  As a result, only hotels classified as held for sale prior to October 1, 2014, one of which remains unsold at March 31, 2016, are included in discontinued operations with all other hotels, including those subsequently sold or classified as held for sale, reported in continuing operations. For the three months ended March 31, 2016, the results of 40 hotels were included in continuing operations and the results of two hotels were included in discontinued operations.  For the three months ended March 31, 2015, the results of 46 hotels were included in continuing operations and the results of ten hotels were included in discontinued operations

In the three months ended March 31, 2016 and 2015, the Company sold four hotels in each period, resulting in total gains of $4,059 and $939, respectively, of which $3,378 and $0, respectively, was included in continuing operations.

Two hotels in Alexandria, Virginia, which represent a significant disposition for which results are included in continuing operations, were sold on July 13, 2015.  For the quarter ended March 31, 2015, the Alexandria Comfort Inn and Days Inn hotels had a  combined net loss of $1,101 and loss attributable to noncontrolling interest of $121. These amounts include impairment expense of $862 that was recognized following the hotels classification as held for sale in the first quarter of 2015.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of disposal transactions. The following table sets forth the components of discontinued operations for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Revenue	$334	$1,752
Hotel and property operations expense	(310)	(1,252)
Net gain on disposition of assets	680	937
Interest expense	(25)	(145)
Impairment (loss) recovery	-	45
Gain from discontinued operations, net of tax	$679	$1,337

Capital expenditures	$2	$27

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 4.  LONG-TERM DEBT

During the three months ended March 31, 2016, net proceeds from the Company’s hotel sales (see Note 3) were used to pay off the associated loans totaling $5,272, to reduce the balance of the revolving credit facility with Great Western Bank, and set aside to fund future acquisitions.  These dispositions also decreased the total availability under the Great Western Bank revolver from $5,733 at December 31, 2015 to $2,625 at March 31, 2016.

Long-term debt, including debt related to hotel properties held for sale, consisted of the following loans payable at March 31, 2016:

Lender	Balance at March 31, 2016	Interest rate at March 31, 2016	Maturity	Amortization provision	Properties encumbered at March 31, 2016	Balance at December 31, 2015
Fixed rate debt
GE Capital Franchise Finance Corporation	$10,683	7.17%	02/2017	15 years	4	$10,819
GE Capital Franchise Finance Corporation	2,983	4.75%	02/2018	15 years	3	3,864
Cantor Commercial Real Estate Lending	5,798	4.25%	11/2017	30 years	1	5,826
Morgan Stanley Mortgage Capital Holdings, LLC	25,924	5.83%	12/2017	25 years	21	27,542
Total fixed rate debt	45,388					48,051

Variable rate debt
Great Western Bank	- (6)	4.50% (1)	06/2018	Interest only	2	3,215
GE Capital Franchise Finance Corporation	4,961	3.88% (2)	11/2020	25 years	1	4,990
GE Capital Franchise Finance Corporation	10,022	3.88% (2)	11/2020	25 years	1	10,079
The Huntington National Bank	9,923	2.69% (3)	11/2020	25 years	4	9,981
LMREC 2015 - CREI, Inc. (Latitude)	11,220	6.75% (4)	05/2018	$12 monthly (5)	1	11,220
Total variable rate debt	36,126				38	39,485

Total Long-term debt	$81,514					$87,536
Less: Deferred financing costs	(1,322)					(1,525)
Total long-term debt, net of deferred financing costs	80,192					86,011
Less: Long-term debt related to hotel properties held for sale, net of deferred financing costs of $215 and $292	(13,746)					(18,508)
Long-term debt related to hotel properties held for use, net of deferred financing costs of $1,107 and $1,233	$66,446					$67,503

(1) Prime rate plus 1%

(2) 90-day LIBOR plus 3.25%

(3) 30-day LIBOR plus 2.25%, fixed at 4.13% after giving effect to interest rate swap (see Note 6)

(4) 30-day LIBOR plus 6.25%

(5) $12 monthly payment begins May 2016

(6) Total availability under this revolving credit facility was $2,625 at March 31, 2016; commitment fee on unused facility is 0.25%

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Debt is classified as held for sale if the properties collateralizing it are held for sale. Debt associated with assets held for sale is classified in the table below based on its contractual maturity although the balances are expected to be repaid within one year upon the sale of the related hotel properties.  Aggregate annual principal payments on debt for the remainder of 2016 and thereafter are as follows:

	Held for sale	Held for use	Total
Remainder of 2016	$577	$1,585	$2,162
2017	10,831	31,160	41,991
2018	2,553	11,630	14,183
2019	-	676	676
2020	-	22,502	22,502
Total	$13,961	$67,553	$81,514

Financial Covenants

The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage and required loan-to-value and leverage ratios, and place certain restrictions on dividends.  As of March 31, 2016, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank and certain of our GE facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of March 31, 2016, we are not in default of any of our loans.

NOTE 5: CONVERTIBLE DEBT AT FAIR VALUE

As part of the Exchange Agreement entered into on March 16, 2016 with RES (see Note 8), the Company issued to RES a Convertible Promissory Note (the “Note”), bearing interest at 6.25% per annum, in the principal amount of $1,012.  If the Series D Preferred Stock is outstanding, RES at its option may at any time elect to convert the Note, in whole or part, by notice delivered to the Company, into a number of shares of Series D Preferred Stock determined by dividing the principal amount of the Note to be converted by $10.00.  Any time the Series D Preferred Stock is required by its terms to be converted into common stock of the Company (see Note 8), the Note will be automatically converted into the number of shares of common stock that RES would have received had RES converted this Note into Series D Preferred Stock immediately prior to the conversion of the Series D Preferred Stock.  Any such conversion shall be reduced such that RES, together with its affiliates, does not beneficially own more than 49% of the voting stock of the Company and shall reduce the principal amount of the Note proportionally.

The Company has made an irrevocable election to record this Convertible Debt in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gains on derivatives and convertible debt within net earnings each reporting period.  The fair value of the Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options. The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of March 31, 2016:

	Fair value as of March 31, 2016	Unpaid principal balance as of March 31, 2016	Fair value carrying amount over/(under) unpaid principal
6.25% Convertible Debt	$1,399	$1,012	$387

NOTE 6: FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At March 31, 2016, the Company’s convertible debt (see Note 5) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the accounting for the Company’s equity transactions that occurred in March 2016 (see Note 8) and in the valuation of impaired hotels during the three months ended March 31, 2016 and 2015.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at March 31, 2016 are as follows:

Associated debt	Type	Terms	Effective date	Maturity date	Notional amount at March 31, 2016
Huntington	Swap	Swaps 30-day LIBOR + 2.25% for fixed rate of	11/2015	11/2020	$9,923 (1)
4.13 % cancellable at Company option anytime
after 11/01/2018 without penalty
Latitude	Cap	Caps 30-day LIBOR at 2.50%	10/2015	05/2016	$11,220 (1)
Latitude	Cap	Caps 30-day LIBOR at 1.00%	03/2016	06/2017	$11,220 (1)

(1)	Notional amounts amortize consistently with the principal amortization of the associated loans

Additionally, prior to the execution of the Exchange Agreement (see Note 8) on March 16, 2016 which extinguished the instrument, the Company was required to bifurcate and include on the balance sheet at fair value the embedded conversion option in the Series C Preferred Stock due to the presence of an antidilution provision that required an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instrument’s original conversion price of $8.00 per share.

Similarly, at December 31, 2015, prior to the execution of the Exchange Agreement, the terms of the common stock warrants issued to the holders of the Series C Preferred Stock (see Note 8) also included an antidilution provision that required a reduction in the warrant’s exercise price of $9.60 should the conversion ratio of the Series C Preferred Stock be adjusted due to its antidilution provisions. Accordingly, the warrants did not qualify for equity classification, and, as a result, the fair value of the warrants was shown as a derivative liability on the consolidated balance sheet.  With the execution of the Exchange Agreement, this provision of these warrants was effectively eliminated and the conversion price was locked permanently at its current amount on the date of the extinguishment of the Series C Preferred Stock ($1.92).  Following this modification of terms, the warrants qualify for equity classification and were reclassified to additional paid in capital at their fair value of $611 on the date of the modification.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The fair value of the derivative liabilities recognized in connection with the Series C Preferred Stock was determined using the Monte Carlo simulation method. The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimize standard error.

All derivatives recognized by the Company are reported as derivative liabilities on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net gains of $5,730 and $4,823 were recognized related to derivative instruments for the three months ended March 31, 2016 and 2015, respectively.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis:

	Fair value at
	March 31, 2016	Level 1	Level 2	Level 3
Interest rate derivatives	$214	$-	$214	$-
Convertible debt	1,399	-	-	1,399
Total	$1,613	$-	$214	$1,399

	Fair value at
	December 31, 2015	Level 1	Level 2	Level 3
Series C Preferred embedded derivative	$6,271	$-	$-	$6,271
RES warrant derivative	2,411	-	-	2,411
Interest rate derivatives	77	-	77	-
Total	$8,759	$-	$77	$8,682

There were no transfers between levels during the three months ended March 31, 2016 or 2015.

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the period:

	Three months ended March 31,
	2016				2015
	Series C Preferred embedded derivative	RES warrant derivative	Convertible debt	Total	Series C Preferred embedded derivative	RES warrant derivative	Total
Fair value, beginning of period	$6,271	$2,411	$-	$8,682	$13,804	$6,533	$20,337
Net (gains) losses recognized in earnings	(4,848)	(1,800)	387	(6,261)	(2,883)	(1,940)	(4,823)
Purchase and issuances	-	-	1,012	1,012	-	-	-
Sales and settlements	(1,423)	-	-	(1,423)	-	-	-
Gross transfers into Level 3	-	-	-	-	-	-	-
Gross transfers out of Level 3	-	(611) (1)	-	(611)	-	-	-
Fair value, end of period	$-	$-	$1,399	$1,399	$10,921	$4,593	$15,514

Total unrealized (gains) losses during the period included in earnings related to instruments held at end of period	$-	$-	$387	$-	$(2,883)	$(1,940)	$(4,823)

(1)	RES warrants were permanently reclassified to additional paid in capital as discussed above

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Fair Value of Long-Term Debt

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of debt obligations with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy. The carrying value and estimated fair value of the Company’s long-term debt is presented in the table below:

	Carrying value as of		Estimated fair value as of
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Held for use	$66,446	$67,503	$68,575	$69,811
Held for sale	13,746	18,508	14,439	19,468
Total	$80,192	$86,011	$83,014	$89,279

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 inputs. The amount of impairment and recovery of previously recorded impairment recognized in the three months ended March 31, 2016 and 2015 is shown in the table below:

	Three months ended March 31,
	2016		2015
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for sale hotels:
Impairment loss	3	$(793)	-	$-
Sold hotels:
Impairment loss	-	-	1	(862)
Recovery of impairment	-	-	1	85
Subtotal sold hotels	-	-	2	(777)
Net impairment loss reported in continuing operations	3	$(793)	2	$(777)

Discontinued Operations:
Sold hotels:
Impairment loss	-	$-	1	$(117)
Recovery of impairment	-	-	2	162
Net impairment loss reported in discontinued operations	-	$-	3	$45

Total net impairment:	3	$(793)	5	$(732)

NOTE 7: COMMON STOCK

The Company’s common stock is duly authorized, fully paid, and non-assessable.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

On March 11, 2015, an executive officer exercised a warrant to purchase 227,894 shares at the price of $1.52 per share (see Note 10).

NOTE 8:  PREFERRED STOCK

On March 16, 2016, the Company entered into a series of agreements providing for:

•

the issuance and sale of Condor’s Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) under a private transaction to SREP III Flight-Investco, L.P. (“SREP”), an affiliate of StepStone Group LP;

•	the exchange of all of Condor’s outstanding Series C Convertible Preferred Stock (“Series C Preferred Stock”) for Series D Preferred Stock; and
•	the cash redemption of all of Condor’s outstanding Series A Preferred Stock and Series B Redeemable Preferred Stock (“Series B Preferred Stock”).

In connection with these transactions, the Company and SREP entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Condor issued and sold 3,000,000 shares of Series D Preferred Stock to SREP on the March 16, 2016 for an aggregate purchase price of $30,000. The Stock Purchase Agreement required that $20,147 of the purchase price be deposited into an escrow account for the purpose of effecting the redemption of the Series A and Series B Preferred Stock and that the remaining amount of the purchase price be delivered to Condor.

Simultaneously, the Company entered into an Agreement (the “Exchange Agreement”) with RES pursuant to which all 3,000,000 outstanding shares of Series C Preferred Stock were exchanged for 3,000,000 shares of Series D Preferred Stock. Under the Exchange Agreement, in lieu of payment of accrued and unpaid dividends in the amount of $4,947 on the Series C Preferred Stock, Condor (a) paid to RES an amount of cash equal to $1,484, (b) issued to RES 245,156 shares of Series D Preferred Stock (such that RES, IRSA and their affiliates do not beneficially own in excess of 49% of the voting stock of Condor) and (c) issued to RES a convertible promissory note, bearing interest at 6.25% per annum, in the principal amount of $1,012 (see Note 5).

Pursuant to the Stock Purchase Agreement, on March 16, 2016, Condor issued notices to redeem all of the outstanding Series A and Series B Preferred Stock on April 15, 2016 as follows:

•

all 803,270 outstanding shares of the Series A preferred stock at the redemption price of $10.00 per share plus $2.084940 per share in accrued and unpaid dividends (plus compounded interest) through the redemption date; and

•	all 332,500 outstanding shares of the Series B preferred stock at the redemption price of $25.00 per share plus $6.354167 per share in accrued and unpaid dividends through the redemption date.

The effect of these transactions on the Company’s preferred stock and the key terms of the remaining series of the Company’s preferred stock are discussed individually below.

Series A Preferred Stock

On December 30, 2005, the Company offered and sold 1,521,258 shares of 8% Series A Preferred Stock.  At March 31, 2016, 803,270 shares of Series A Preferred Stock remained pending redemption as discussed below.

Dividends on the Series A Preferred Stock are cumulative and are payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. The Company may redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time for cash at a redemption price of $10.00 per share, plus all accrued and unpaid dividends. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series A Preferred Stock to preserve capital and improve liquidity. Unpaid dividends accumulated and bore additional dividends at 8%, compounded monthly. Accumulated but unpaid dividends were $1,452, or $1.807 per share, as of December 31, 2015, which were not reflected as an obligation on the balance sheet on that date.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

On March 16, 2016, with notice of redemption given and the redemption funds deposited in escrow, all rights of the holders of the Series A Preferred Stock terminated, except the right to receive the redemption price.  At this date, the Series A Preferred Stock also became mandatorily redeemable, and as such is classified on the balance sheet as a liability at its redemption value at March 31, 2016 of $9,675, which includes the redemption price of $10.00 per share plus accrued and unpaid dividends of $1,642, or $2.045 per share.  The difference between the recorded value of the Series A Preferred Stock prior to the issuance of the redemption notice and the redemption value of the Series A Preferred Stock at March 31, 2016, a total of $2,288, was recorded as a reduction of accumulated deficit as the amount is considered a deemed dividend on the Series A Preferred Stock.  Of this amount, $836 was recorded as a reduction of net earnings attributable to common shareholders as the portion of this deemed dividend that was in excess of preferred dividends deducted to arrive at net earnings attributable to common shareholders in previous periods.

Series B Redeemable Preferred Stock

At March 31, 2016, there were 332,500 shares of 10.0% Series B Preferred Stock pending redemption as discussed below. The shares were sold on June 3, 2008 for $25.00 per share and bear a liquidation preference of $25.00 per share.

Dividends on the Series B Preferred Stock are cumulative and are payable quarterly in arrears on each  March 31, June 30, September 30 and December 31, or, if not a business day, the next succeeding business day, at the annual rate of 10.0% of the $25.00 liquidation preference per share, equivalent to a fixed annual amount of $2.50 per share.  The Company may redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B Preferred Stock will be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series B Preferred Stock to preserve capital and improve liquidity. Unpaid dividends on the Series B Preferred Stock do not bear interest. Unpaid dividends were $1,870, or $5.625 per share, as of December 31, 2015, which were not reflected as an obligation on the balance sheet on that date.

On March 16, 2016, with notice of redemption given and the redemption funds deposited in escrow, all rights of the holders of the Series B Preferred Stock terminated, except the right to receive the redemption price.  At this date, the Series B Preferred Stock also became mandatorily redeemable, and as such is classified on the balance sheet as a liability at its redemption value at March 31, 2016 of $10,391, which includes the redemption price of $25.00 per share plus accrued and unpaid dividends of $2,078, or $6.250 per share.  The difference between the recorded value of the Series B Preferred Stock prior to the issuance of the redemption notice and the redemption value of the Series B Preferred Stock at March 31, 2016, a total of $2,740, was recorded as a reduction of accumulated deficit as the amount is considered a deemed dividend on the Series B Preferred Stock.  Of this amount, $870 was recorded as a reduction of net earnings attributable to common shareholders as the portion of this deemed dividend that was in excess of preferred dividends deducted to arrive at net earnings attributable to common shareholders in previous periods.

Series C Convertible Preferred Stock and Warrants

The Company entered into a Purchase Agreement dated November 16, 2011 for the issuance and sale of Series C Preferred Stock and warrants under a private transaction with RES. In two closings on February 1, 2012 and February 15, 2012, the Company completed the sale to RES of 3,000,000 shares of Series C Preferred Stock and 3,750,000 warrants to purchase shares of common stock.  All of the Series C Preferred Stock and related warrants remained outstanding prior to the execution of the Exchange Agreement on March 16, 2016 as discussed above.  The conversion price on the Series C Preferred Stock was $1.60 per share on that date and the exercise price of the warrants was $1.92 per share, which is equal to 120% of the adjusted conversion price of the Series C Preferred Stock.

Each share of Series C Preferred Stock was entitled to a dividend of $0.625 per year payable in equal quarterly dividends and had a liquidation preference of $10.00 per share, in cash, plus an amount equal to any accrued and

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

unpaid dividends.  Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series C Preferred Stock to preserve capital and improve liquidity. Unpaid dividends accumulated and bore additional dividends at 6.25%, compounded quarterly. Accumulated but unpaid dividends were $4,492, or $1.497 per share, as of December 31, 2015, which were not reflected as an obligation on the balance sheet on that date.

On March 16, 2016, the Series C Preferred Stock was extinguished under the Exchange Agreement discussed above.  Upon this extinguishment, the difference between the recorded value of the Series C Preferred Stock prior to the exchange and the fair value of the consideration received in the exchange, a total of $20,366, was recorded as a reduction of accumulated deficit as the amount is considered a deemed dividend on the Series C Preferred Stock.  Of this amount, $15,874 was recorded as a reduction of net earnings attributable to common shareholders as the portion of this deemed dividend that was in excess of preferred dividends deducted to arrive at net earnings attributable to common shareholders in previous periods.

Subsequent to the execution of the Exchange Agreement, the warrants issued to RES simultaneously with the issuance of the Series C Preferred Stock remain outstanding through their original expiration date of January 31, 2017 at an exercise price of $1.92.

Series D Convertible Preferred Stock

Following the execution of the Stock Purchase Agreement and Exchange Agreement on March 16, 2016, there were 6,245,156 shares of Series D Preferred Stock outstanding.

The Series D Preferred stockholders rank senior to the Company’s common stock and any other preferred stock issuances and receive preferential cumulative cash dividends at a rate of 6.25% per annum, payable quarterly in arrears on each March 31, June 30, September 30, and December 31, or, if not a business day, the next succeeding business day, of the $10.00 face value per share.  Dividends on the Series D Preferred Stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement. Whenever the dividends on the Series D Preferred Stock are in arrears for four consecutive quarters, then upon notice by holders in the aggregate not less than 40% of the outstanding Series D Preferred Stock, the Company will (a) take all appropriate action reasonably within its means to maximize the assets legally available for paying such dividends and to monetize such assets (for example, but without limiting the generality of the foregoing, by selling or liquidating all of some of the Company’s assets or by selling the Company as a going concern), (b) pay out of all such assets legally available (including any proceeds from any sale or liquidation of such assets) the maximum possible amount of such unpaid dividends, and (c) thereafter, at any time and from time to time when additional assets of the Company (including any proceeds from any sale or liquidation of such assets) become legally available to pay such unpaid dividends, pay such remaining unpaid dividends until all dividends accumulated on the Series D Preferred Stock have been fully paid.  Dividends will begin to be paid on June 30, 2016.  Accumulated but unpaid dividends were $160, or $0.026 per share, as of March 31, 2016, which were not reflected as an obligation on the balance sheet on that date.

Each share of Series D Preferred Stock is convertible, at the option of the holder, at any time into a number of shares of common stock determined by dividing the conversion price of $1.60 into an amount equal to the $10.00 face value per share plus accrued and unpaid dividends, if any. The conversion price is subject to anti-dilution adjustments upon the occurrence of stock splits and stock dividends.  Each outstanding share of Series D Preferred Stock will be converted into a number of shares of common stock determined by dividing the conversion price of $1.60 into the $10.00 face value per share, which is equal to a rate of 6.25 shares of common stock for each share of Series D Preferred Stock, automatically upon closing of a Qualified Offering (defined as a single offering of common stock of at least $50,000 or up to three offerings in the aggregate of at least $75,000, all with certain minimum prices per share) without any further action by the holders of such shares or the Company.

The Series D Preferred Stock is redeemable by the Company at any time subject to certain restrictions, in whole or in a partial redemption of up to $30,000, at $12.00 per share on or before March 16, 2019, $13.00 per share from March 16, 2019 to March 16, 2020, and $14.00 per share on or after March 16, 2020, plus all accrued and unpaid

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

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

The fair value of the Series D Preferred Stock was determined to be equal to its face value on the date of issuance.

Impact of Preferred Stock on Net Earnings (Loss) Attributable to Common Shareholders

The components of dividends declared and undeclared and in kind dividends deemed on preferred stock are as follows:

	Three months ended March 31,
	2016	2015
Preferred A dividends accrued at stated rate	$190	$176
Preferred A additional deemed dividends upon notice of redemption	646	-
Preferred B dividends accrued at stated rate	208	208
Preferred B additional deemed dividends upon notice of redemption	662	-
Preferred C dividends accrued at stated rate	455	507
Preferred C additional deemed dividends at exchange	15,419	-
Preferred D dividends accrued at stated rate	160	-
Dividends declared and undeclared and in kind dividends deemed on preferred stock	$17,740	$891

NOTE 9.  NONCONTROLLING INTEREST OF PARTNERSHIP UNITS IN SLP

Noncontrolling interest in SLP represents the limited partners’ proportionate share of the equity in the operating partnership and long-term incentive plan (LTIP) units (see Note 10).  Earnings and loss are allocated to noncontrolling interest in accordance with the weighted average percentage ownership of SLP during the period.

Our ownership interest in SLP as of March 31, 2016 was 97.9% and as of December 31, 2015 was 90.1%, which includes consideration of the partnership units of the limited partners as well as the LTIP units. The Company’s increased ownership interest in SLP during the three months ended March 31, 2016 was a result of the contribution to SLP of the proceeds from the Series D Preferred Stock issuance during the period (see Note 8).  At both March 31, 2016 and December 31, 2015, 7,659,039 SLP partnership units owned by minority interest holders were outstanding, which includes 2,395,887 of partnership units held by limited partners and 5,263,152 LTIP units outstanding which were not yet earned. The combined redemption value for the partnership units and LTIP units was $1,838 and $1,197 at March 31, 2016 and December 31, 2015, respectively.

Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her partnership units at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. When a limited partner tenders partnership units for redemption, the Company can, at its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock at a rate of one share of common stock for each eight partnership units redeemed or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

chose to purchase the units for common stock. No partnership units were redeemed in the three months ending March 31, 2016 and 2015.

NOTE 10.  STOCK-BASED COMPENSATION

The Company had in place a 2006 Stock Plan (the “Plan”) which has been approved by the Company’s shareholders. The Plan authorized the grant of stock options, stock appreciation rights, restricted stock, and stock bonuses for up to 62,500 shares of common stock. The 2006 Stock Plan expired effective December 31, 2015.

Stock-based compensation for awards with a service condition only is measured based on the fair value of the award on the date of grant and recognized as compensation expense on a straight line basis over the service period.  The compensation cost related to awards for which vesting is contingent upon achieving a market based criteria is measured at the fair value of the award on the date of grant, including consideration of the market criteria, and amortized on a straight line basis over the performance period. The fair value of the award at grant is measured using either the closing stock price on the date of grant (for vested and unvested share awards), the Black-Scholes model (for options and warrants), or a Monte Carlo simulation (for LTIP awards), as appropriate. Compensation cost is recognized as additional paid-in capital for awards of the Company’s common stock and as noncontrolling interest for LTIP awards of SLP partnership units.

Options and Unvested Share Awards

At March 31, 2016, the Company had a total of 4,583 vested stock options outstanding with a weighted average exercise price of $7.95 per share and 1,042 unvested stock options outstanding with a weighted average exercise price of $8.08 per share.  The total unrecognized compensation cost related to unvested stock options at March 31, 2016 was $1, which is expected to be fully recognized in the remainder of 2016 when the remaining unvested options fully vest.

As of March 31, 2016, the Company had 1,042 unvested shares of common stock outstanding. The total unrecognized compensation cost related to unvested stock awards at March 31, 2016 was $3, which is expected to be fully recognized in the remainder of 2016 when the remaining unvested shares fully vest.

Warrants

On March 2, 2015, the Company granted a warrant to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The warrant entitled the executive to purchase a total of 657,894 authorized but previously unissued shares of the Company’s common stock at a price of (i) $1.52 per share (the adjusted closing bid price of the common stock on Nasdaq on March 2, 2015) if at least one-third but not more than one-half of the shares were purchased on or prior to March 17, 2015, and (ii) $1.92 per share for shares purchased after that date. The warrant has a three-year term. The executive officer exercised the warrant in part to purchase 227,894 shares on March 11, 2015 at the price of $1.52 per share. The warrant remains exercisable for 430,000 shares at an exercise price of $1.92 per share.  As of March 31, 2016, the total unrecognized compensation cost related to these warrants was $189, which is expected to be recognized over the next 23 months.

LTIP Awards

On March 2, 2015, the Company granted an equity award of 5,263,152 LTIP units, representing profit interests in SLP, to an executive officer of the Company. The LTIP units are earned in one-third increments upon the Company’s common stock achieving price per share milestones of $3.50,  $4.50, and $5.50 respectively.  Earned LTIP units vest in March 2018, or earlier upon a change in control of the Company, and upon vesting can be converted into SLP partnership units which can be redeemed at the rate of one share of common stock for each eight earned LTIP units for up to 657,894 common shares. As of March 31, 2016, the total unrecognized compensation cost related to these LTIP units was $327, which is expected to be recognized over the next 23 months.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Investment Committee Share Compensation

Independent directors serving as members of the Investment Committee of the Board of Directors receive their monthly Investment Committee fees in the form of shares of the Company’s common stock if issuance is available under a shareholder approved Stock Plan, priced as the average of the closing price of the stock for the first 20 trading days of the calendar year. A total of 2,988 shares were issued to the independent directors of the Investment Committee for the three months ended March 31, 2015. If shareholders approve the 2016 Stock Plan at the annual shareholders’ meeting occurring in June 2016, during the three months ended June 30, 2016 the Company will issue 10,517 shares to the independent directors of the Investment Committee for their service during the three months ended March 31, 2016.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation, including LTIP units, related to employees and directors for the three months ended March 31, 2016 and 2015 was $69 and $49, respectively, all of which is included in general and administrative expense.

NOTE 11.  INCOME TAXES

We have provided a full valuation allowance against our net deferred tax asset during all periods presented due to the uncertainty of realization resulting from past operating losses which results in $0 tax expense for the three months ended March 31, 2016 and 2015.  The TRS’s net operating loss carryforward at March 31, 2016 as determined for federal income tax purposes was $18,295.  The availability of the loss carryforwards will expire from 2022 through 2035.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 12. EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per common share (“EPS”):

(1)

	Three months ended March 31,
	2016	2015
Numerator: Basic (1)
Net earnings (loss) attributable to common shareholders:
Continuing operations - Basic	$(11,087)	$1,088
Discontinued operations - Basic	645	1,190
Total Basic	$(10,442)	$2,278

Numerator: Diluted (1)
Net earnings (loss) attributable to common shareholders from continuing operations	$(11,087)	$1,088
Gain on warrant derivative	-	(1,940)
Gain on Series C Preferred Stock embedded derivative	-	(2,883)
Undeclared dividends on Series C Preferred Stock	-	507
Continuing operations - Diluted	(11,087)	(3,228)
Discontinued operations - Diluted	645	1,190
Total Diluted	$(10,442)	$(2,038)

Denominator
Weighted average number of common shares - Basic	4,940,836	4,747,012
Unvested stock	-	1,115
Series C Preferred Stock	-	18,750,000
Warrants - Employees	-	8,031
Weighted average number of common shares - Diluted	4,940,836	23,506,158

Earnings per Share
Continuing operations - Basic	$(2.24)	$0.23
Discontinued operations - Basic	0.13	0.25
Total - Basic Earnings per Share	$(2.11)	$0.48

Continuing operations - Diluted	$(2.24)	$(0.14)
Discontinued operations - Diluted	0.13	0.05
Total - Diluted Earnings per Share	$(2.11)	$(0.09)

(1) The loss (earnings) attributable to noncontrolling interest is allocated between continuing and discontinued operations for the purpose of the EPS calculation.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended March 31,
	2016	2015
Outstanding stock options	5,625	8,750
Unvested stock awards	1,042	969
Warrants - RES	3,750,000	3,750,000
Warrants - Employees	430,000	138,556
Series C Preferred Stock	15,659,341	-
Series D Preferred Stock	6,862,809	-
Convertible debt	111,165	-
LTIP partnership units (1)	657,894	219,298
SLP partnership units (1)	299,486	97,008
Total potentially dilutive securities excluded from the denominator	27,777,362	4,214,581

(1)

LTIP and partnership units of SLP have been omitted from the denominator for the purpose of computing diluted EPS since the effect of including these amounts in the numerator and denominator would have no impact on calculated EPS.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

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

Each of the management companies employed by the TRS at March 31, 2016 receives a base monthly management fee of 3.0% to 3.5% of gross hotel revenue plus incentive fees capped at 1.5% to 2.0% of gross hotel revenue, earned when actual hotel results exceed either budgeted results or specific return metrics. During the second quarter of 2015, the Company negotiated new agreements with our existing management companies. Prior to the renegotiation, management fees were calculated as 3.5% of gross hotel revenue plus 2.5% of the hotel operating income controlled by the management companies, with no incentive fees available. For the three months ended March 31, 2016 and 2015, base management fees incurred totaled $399 and $593, respectively, of which $389 and $515, respectively, was included in continuing operations as hotel and property operations expense. For the three months ended March 31, 2016, incentive management fees, included in continuing operations in their entirety, totaled $6.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Franchise Agreements

As of March 31, 2016, 36 of our properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue.  The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term.  Franchise fee expense totaled $759 and $872, respectively, for the three months ended March 31, 2016 and 2015, of which $759 and $846, respectively, was included in continuing operations as hotel and property operations expense. The initial fees incurred to enter into the franchise agreements are capitalized and amortized over the life of the franchise agreements.

Leases

The Company assumed land lease agreements at the time of purchase related to three hotels owned at March 31, 2016. One lease requires monthly payments of the greater of $2 or 5% of room revenue and is associated with a property held for sale at March 31, 2016. The second lease requires annual payments of $34, with approximately $3 increases every five years throughout 12 optional renewal periods. The third lease requires annual lease payments of $13 and is associated with a property held for sale at March 31, 2016.  Land lease expense totaled $23 for the three months ended March 31, 2016 and 2015, of which $19 is included in continuing operations as hotel and property operations expense in both periods.

The Company entered into office lease agreements in May of 2010 and December of 2011, each of which matures in 2016 with the option to renew an additional five years.  In March 2016, the Company entered into a new office lease to replace one of these expiring office leases; the lease is a five year lease with rent not significantly different than that of the expiring lease.  Office lease expense totaled $46 and $40 in the three months ended March 31, 2016 and 2015, respectively, and is included in general and administrative expense.

Obligation to RES

The Company has an obligation to RES to use $25,000 of the proceeds from its capital infusion in 2012 to pursue hotel acquisitions (see Note 8). There are no contractual restrictions or penalties related to the use of these funds for purposes other than acquisitions, but the Company is obligated to replace these funds promptly as it has the ability to do so. Following the completion of the three hotel acquisitions in 2015, the Company believes it has satisfied all but approximately $1,600 of this obligation.

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

NOTE 14. SUBSEQUENT EVENTS

Subsequent Property Activity

Subsequent to March 31, 2016, the Company has sold two hotel properties, the 72-room Super 8 in O’Neill, Nebraska on April 22, 2016 for gross proceeds of $1,725 and the 49-room Quality Inn in Culpeper, Virginia on May 10, 2016 for gross proceeds of $2,200. After repayment of the associated loans, proceeds from these sales will be used to fund future acquisitions and for general corporate purposes.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Subsequent to March 31, 2016, one additional hotel property met the criteria to be considered held for sale. Investment in hotel property, net of $1,771 and debt of $1,341 related to this property remain classified in the March 31, 2016 balance sheet as held for use.

Subsequent Equity Transactions

On April 15, 2016, the Company completed the cash redemption of all of its outstanding Series A and Series B Preferred Stock, including all accrued and unpaid dividends (see Note 8).  The Series A Preferred Stock was redeemed for a total of $9,707, or $12.085 per share, which includes the liquidation preference of $10.00 per share plus accrued and unpaid dividends.  The Series B Preferred Stock was redeemed for a total of $10,425, or $31.354 per share, which includes the liquidation preference of $25.00 per share plus accrued and unpaid dividends.  The aggregate redemption price was funded with restricted cash included on the March 31, 2016 balance sheet as set aside per the terms of the Stock Purchase Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015 and our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, risks associated with debt financing, interest rates, competition, supply and demand for hotel rooms in our current and proposed market areas, policies and guidelines applicable to real estate investment trusts, and other risks and uncertainties described herein, and in our filings with the Securities and Exchange Commission (“SEC”) from time to time.  These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.  We caution readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.

Background

Condor Hospitality Trust, Inc. (“CDOR,” “Condor,” or the “Company”), which until July 15, 2015 was formerly named Supertel Hospitality, Inc., was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014.  CDOR is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of March 31, 2016, the Company owned 38 hotels, representing

3,078 rooms, in 18 states.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Supertel Limited Partnership and its subsidiaries (“SLP”), for which we serve as general partner. As of March 31, 2016, we owned an approximate 97.9% ownership interest in SLP.  In the future, SLP may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required by the Internal Revenue Service (“IRS”) for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels.  Therefore, SLP and its subsidiaries lease our hotel properties to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc., and its wholly owned subsidiaries (“the TRS”). The TRS in turn engages third-party eligible independent contractors to manage the hotels.  SLP and the TRS and their respective subsidiaries are consolidated into the Company’s financial statements.

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

Overview

The Company continues to make significant progress on its strategic repositioning.  In the first quarter of 2016, the Company successfully closed on a $30.0 million capital raise that enabled the Company to significantly advance its goal of improving the quality of and simplifying the structure of its balance sheet.  Additionally, the Company continued to dispose of legacy assets at attractive valuations, successfully closing on four legacy dispositions in the first quarter.  Both of these important accomplishments are further detailed below.

Capital Raise.  On March 16, 2016, the Company announced that it had raised $30.0 million in a private placement transaction with StepStone Real Estate (“StepStone”), an affiliate of the StepStone Group.  The investment, structured as a new Series D Preferred Stock, includes a 6.25% coupon rate, payable quarterly, and may be converted under certain circumstances into shares of the Company’s common stock at a conversion price of $1.60 per share.  Subsequent to the close of the first quarter, the Company used a portion of the proceeds from the $30.0 million Series D raise to redeem for cash all outstanding Series A and Series B Preferred Stock, including all unpaid accrued dividends.  Excess proceeds will be utilized by the Company to accelerate the strategic repositioning of its portfolio to high quality select service, limited service, extended stay, and compact full service hotels.  This investment capacity is in addition to the proceeds expected to be recycled from the planned disposition of legacy assets in 2016. Simultaneously with StepStone’s Series D investment, the Company’s outstanding Series C Preferred Stock, all of which was held by Real Estate Strategies L.P. (“RES”), was also exchanged for the newly created Series D Preferred Stock, resulting in one class of preferred stock for which the Company can require conversion entirely into common stock upon the occurrence of defined capital events.

Dispositions. In the first quarter of 2016, the Company continued to successfully dispose of legacy assets at attractive valuations.  On January 8, 2016, the Company announced the sale of three legacy assets for gross proceeds of $7.0 million.  On March 30, 2016, the Company announced the sale of an additional legacy asset with gross proceeds of $2.4 million.  The Company expects to market up to 27 legacy hotels in 2016, including the four closed dispositions aforementioned.  At a minimum, the Company anticipates disposing of 20 legacy hotels in 2016 and plans to utilize the net proceeds to continue to strategically reposition the portfolio.

The Company remains positive on the general economic landscape and lodging sector in the U.S. despite a mixed bag of economic signals in the first quarter of 2016.  Positively, consumer confidence remains strong and unemployment remains low at the start of 2016.  Conversely, corporate profits disappointed expectations in the first quarter and estimates for U.S. gross domestic product growth for 2016 have been lowered.  The lodging sector experienced positive Revenue per Available Room (“RevPAR”) growth of 2.7% in the first quarter, well below the growth experienced in the fourth quarter of 2015.  Additionally, for the first time this cycle, occupancy exceeded its peak level in the previous cycle, which may enable increases to Average Daily Rate (“ADR”) in 2016.  In short, the Company believes that there is still some runway left for additional positive improvement in lodging fundamentals in 2016, although at more moderate levels than experienced in 2015.

The Company details factors that are outside of its control and that may negatively effect its performance in the “Risk Factors” section of its Annual Report on Form 10-K for the year ended December 31, 2015 and other documents that may be filed with the SEC in the future.  We encourage our investors to become familiar with these risk factors.  The Company continues to closely monitor lodging industry fundamentals, the performance of its portfolio, its third-party managers, and its general performance, in an effort to accomplish its stated mission of providing attractive total returns in the lodging sector to its investors.

Hotel Property Portfolio and Activity

The following table sets forth certain information with respect to the hotels owned by us as of March 31, 2016:

Location	Rooms	Location	Rooms
Florida		Montana
Key Largo, Key West Inns	40	Billings, Super 8	106
Jacksonville, Courtyard by Marriott (3)	120
		Nebraska
Georgia		O’Neill, Super 8 (2)	72
Atlanta, Savannah Suites (1) (2)	164
Atlanta, Hotel Indigo (3)	142	North Carolina
		Shelby, Comfort Inn	76
Indiana
Fort Wayne, Comfort Suites	127	Pennsylvania
Lafayette, Comfort Suites	62	Chambersburg, Comfort Inn (2)	63
Marion, Comfort Suites	62	New Castle, Comfort Inn (2)	79
South Bend, Comfort Suites	135
Warsaw, Comfort Inn & Suites	71	South Dakota
		Sioux Falls (Airport), Days Inn (1)	86
Iowa
Burlington, Super 8	62	Tennessee
Creston, Super 8	121	Cleveland, Clarion (2)	59
Creston, Supertel Inn	41
Iowa City, Super 8 (2)	84	Texas
Keokuk, Super 8 (2)	61	San Antonio, SpringHill Suites (3)	116
Mt. Pleasant, Super 8	55
Storm Lake, Super 8 (2)	59	Virginia
		Culpeper, Quality Inn (2)	49
Kansas		Farmville, Comfort Inn	51
Pittsburg, Super 8 (2)	64	Farmville, Days Inn	59
		Rocky Mount, Comfort Inn	61
Kentucky
Danville, Quality Inn	63	West Virginia
Glasgow, Comfort Inn (2)	60	Morgantown, Quality Inn	81
Harlan, Comfort Inn (1) (2)	61	Princeton, Quality Inn	50

Louisiana		Wisconsin
Bossier City, Days Inn (2)	176	Menomonie, Super 8	81

Maryland
Dowell, Hilton Garden Inn	100
Solomons, Quality Inn	59
		Total Rooms	3,078

(1)	This property is subject to a long-term ground lease.
(2)	This property is considered held for sale at March 31, 2016.
(3)	This property was newly acquired in the fourth quarter of 2015.

All of our properties are encumbered by either our revolving credit agreement or by mortgage debt at March 31, 2016.

Consistent with our strategic repositioning, the following hotel sales were executed in the three months ended March 31, 2016:

			Condor	Number of	Gross proceeds
Date of sale	Location	Brand	lender	rooms	(in thousands)
01/04/16	Kirksville, MO	Super 8	Great Western	61	$1,525
01/07/16	Lincoln, NE	Super 8	Great Western	133	2,800
01/08/16	Greenville, SC	Savannah Suites	GE Capital	170	2,700
03/30/16	Portage, WI	Super 8	Morgan Stanley	61	2,375
			Total	425	$9,400

Net proceeds, after expenses and debt repayment, totaled $3.7 million in the three months ended March 31, 2016. In the three months ended March 31, 2015, four hotels with 296 rooms were sold for gross proceeds of $7.5 million, and net proceeds, after expenses and debt repayment, of $0.9 million

Based on the criteria discussed in the footnotes to the consolidated financial statements, as of March 31, 2016, the Company had 13 hotels classified as held for sale. If a hotel is considered held for sale as of the most recent balance sheet presented or was sold prior to that balance sheet date, the hotel property and the debt it collateralizes are shown as held for sale in all periods presented.  At the beginning of 2016, the Company had 16 hotels held for sale and during the three months ended March 31, 2016 sold four of these properties and classified one additional hotel as held for sale.

As discussed in the footnotes to the consolidated financial statements, as of October 1, 2014 we adopted ASU 2014-08 which changes the criteria for reporting a discontinued operation such that only disposals representing a strategic shift in operations should be presented as discontinued operations subsequent to adoption.  None of the hotels reclassified as held for sale since the Company’s adoption of ASU 2014-08 on October 1, 2014 represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  As a result, only hotels classified as held for sale prior to October 1, 2014, one of which remains unsold at March 31, 2016, are included in discontinued operations with all other hotels, including those subsequently sold or classified as held for sale, reported in continuing operations.  For the three months ended March 31, 2016, the results of 40 hotels were included in continuing operations and the results of two hotels were included in discontinued operations.  For the three months ended March 31, 2015, the results of 46 hotels were included in continuing operations and the results of ten hotels were included in discontinued operations.

Operating Performance Metrics

The following table presents our RevPAR,  ADR, and occupancy for our same store operations.  The comparisons for same store operations include all of our hotels owned as of March 31, 2016 with the exception of the three hotels we acquired in October 2015 (35 hotels included in same store results, 22 of which are considered held for use (“HFU”) and 13 of which are considered held for sale (“HFS”)).  All hotels included in same store operations were owned throughout each of the periods presented.  The performance metrics for three hotels acquired in 2015 represent post-acquisition operations only and are separately presented.

	Three months ended March 31,
	2016			2015
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Same store HFU	53.50%	$76.43	$40.89	60.48%	$71.41	$43.19
Same store HFS	50.39%	$53.84	$27.13	56.19%	$51.46	$28.19
Total same store	52.28%	$67.94	$35.52	58.81%	$63.99	$37.63

Acquisitions	76.82%	$112.09	$86.10	-	$-	$-

In the same store HFU portfolio of hotels, 2016 RevPAR decreased 5.3% from 2015, driven by a decrease in occupancy of 11.5% which was partially offset by an increase in ADR of 7.0%.  The decrease in occupancy between the periods was driven by market challenges facing our legacy hotels as a result of declines in the oil and gas, rail, and fracking industries.  Occupancy was also negatively impacted by a decrease in construction projects in these markets from the same period in 2015 where the rate of these projects was higher than typical.  Despite these occupancy challenges, in the latter half of 2015 and in 2016, the Company has focused on increasing ADR in light of an improving economy and increasing leisure and transient travel.

Results of Operations

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015 (in thousands)

	Three months ended March 31,
	2016			2015
	Continuing operations	Discontinued operations	Total	Continuing operations	Discontinued operations	Total	Continuing operations variance
Revenue	$12,176	$334	$12,510	$12,346	$1,752	$14,098	$(170)
Hotel and property operations expense	(9,407)	(310)	(9,717)	(9,988)	(1,252)	(11,240)	581
Depreciation and amortization expense	(1,409)	-	(1,409)	(1,480)	-	(1,480)	71
General and administrative expense	(1,448)	-	(1,448)	(1,385)	-	(1,385)	(63)
Acquisition and terminated transactions expense	(94)	-	(94)	-	-	-	(94)
Net gain on disposition of assets	3,368	680	4,048	13	937	950	3,355
Net gain on derivatives and convertible debt	6,117	-	6,117	4,823	-	4,823	1,294
Other income (expense)	(21)	-	(21)	95	-	95	(116)
Interest expense	(1,308)	(25)	(1,333)	(1,527)	(145)	(1,672)	219
Loss on extinguishment of debt	(173)	-	(173)	(7)	-	(7)	(166)
Impairment (loss) recovery	(793)	-	(793)	(777)	45	(732)	(16)
Income tax expense	-	-	-	-	-	-	-
Net earnings	$7,008	$679	$7,687	$2,113	$1,337	$3,450	$4,895

Revenue

Revenue from continuing operations between the periods remained reasonably stable, decreasing by $170, or 1.4%, between the periods.  Revenue from newly acquired properties in the three months ended March 31, 2016 totaled $3,229 and revenue from our other held for use assets decreased by $321 which was the result of the decrease in same store RevPAR for held for use hotels discussed above.  Revenue from held for sale and sold properties included in continuing operations decreased by $3,078 driven by property sales during and between the periods presented.

Expenses

Hotel and property operations expense from continuing operations decreased by $581, which was driven by decreased expenses from held for sale or sold properties included in continuing operations of $2,638 between the periods which was partially offset by expenses from newly acquired properties of $2,023 in the three months ended March 31, 2016.  Hotel and property operations expenses on other held for use assets remained relatively stable, increasing $34.  In totality, the decrease in these expenses outpaced the decrease in revenue because of increases in ADR and because the legacy hotels that remain in our portfolio and our 2015 acquisitions have higher operating margins than the hotels that were sold during and between the periods.

Interest expense from continuing operations and depreciation expense from continuing operations decreased by $219 and $71, respectively, between the periods as a result of a net decrease in the size of the Company’s hotel portfolio.  Additionally, interest expense was favorably impacted by a decrease in the weighted average interest rate on total long-term debt outstanding between the periods, from 6.50% at March 31, 2015 to 5.24% at March 31, 2016, as a result of debt repaid upon the sale of properties and debt refinancings between the periods.

The $63 increase in general and administrative expense was driven by increased compensation expense resulting from compensation arrangements put into place with the new management team in 2015.

Acquisition and terminated transaction costs will fluctuate period to period based on our acquisition activities.  Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as transactions that were terminated during the year.  The increase in these expenses in 2016 was a result of expenses incurred during the period related to the final accounting for and valuation of the three acquisitions consummated in the fourth quarter of 2015 as well as increased activity by management to review potential future transactions.

Dispositions

In the three months ended March 31, 2016, four hotels were sold with gains totaling $4,059. In the three months ended March 31, 2015, one hotel was sold with a gain of $939 and three hotels were sold that had been previously impaired and as such had no gains.

Net Gain on Derivatives and Convertible Debt

The change in gain (loss) on derivatives and convertible debt was driven by changes in the fair value of the derivative liabilities between the periods. In both periods, decreases in fair value of derivatives were primarily a result of a decreases in the Company’s stock price, which in turn decreased the value assigned to the conversion feature of the Series C Preferred Stock and the outstanding common stock warrants.  In the three months ended March 31, 2016, this gain was partially offset by a loss of $387 on the fair value of the convertible debt entered into on March 16, 2016 due to an increase in stock price from the date that note was entered into to March 31, 2016.

Loss on Extinguishment of Debt

The loss on the extinguishment of debt increased between the periods as a result of significant prepayment penalties incurred in March 2016 upon the disposal of a property encumbered by the Company’s Morgan Stanley debt.

Impairment Losses

In the three months ended March 31, 2016, we incurred $793 of impairment losses, all of which was included in continuing operations. In the three months ended March 31, 2015, we incurred impairment losses totaling $732, of which $777 was in continuing operations and a recovery of $45 was in discontinued operations.  All impairments recognized in both periods related either to hotels held for sale or sold at some point during the periods.

Income Tax Expense

As of March 31, 2016 and 2015 and throughout the three months then ended, a full valuation allowance was recorded against the Company’s net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded in the three months ended March 31, 2016 or 2015.  Management believes the combined federal and state income tax rate for the TRS will be approximately 38% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

Non-GAAP Financial Measures

Non-GAAP financial measures are measures of our historical financial performance that are different from measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We report Funds from Operations (“FFO”), Adjusted FFO (“AFFO”), Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), Adjusted EBITDA, and Property Operating Income (“POI”) as non-GAAP measures that we believe are useful to investors as key measures of our operating results and which management uses to facilitate a periodic evaluation of our operating results relative to those of our peers.  Our non-GAAP measures should not be considered as an alternative to U.S. GAAP net earnings or operating income (loss) as an indication of financial performance or to U.S. GAAP cash flows from operating activities as a measure of liquidity.  Additionally, these measures are not indicative of funds available to fund cash needs or our ability to make cash distributions as they have not been adjusted to consider cash requirements for capital expenditures, property acquisitions, debt service obligations, or other commitments.

Funds from Operations (“FFO”) & Adjusted FFO (“AFFO”)

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net earnings computed in accordance with GAAP, excluding gains or losses from sales of real estate assets, impairment, and the depreciation and amortization of real estate assets.  FFO is calculated both for the Company in total and as FFO attributable to common shareholders, which is FFO excluding earnings attributable to noncontrolling interests and preferred stock dividends.  AFFO is FFO attributable to common shareholders adjusted to exclude items we do not believe are representative of the results from our core operations, such as non-cash gains or losses on derivative liabilities and convertible debt and cash charges for acquisition costs. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

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

The following table reconciles net earnings to FFO and AFFO for the three months ended March 31, 2016 and 2015 (in thousands). All amounts presented include both continuing and discontinued operations.

	Three months ended
	March 31,
Reconciliation of Net earnings to FFO and AFFO	2016	2015
Net earnings	$7,687	$3,450
Depreciation and amortization expense	1,409	1,480
Net gain on disposition of assets	(4,048)	(950)
Impairment loss	793	732
FFO	5,841	4,712
Earnings attributable to noncontrolling interests	(389)	(281)
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(17,740)	(891)
FFO attributable to common shareholders	(12,288)	3,540
Net gain on derivatives and convertible debt	(6,117)	(4,823)
Acquisition and terminated transactions expense	94	-
AFFO attributable to common shareholders	$(18,311)	$(1,283)

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA

We calculate EBITDA and Adjusted EBITDA by adding back to net earnings certain non-operating expenses and certain non-cash charges which are based on historical cost accounting that we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods. In calculating EBITDA, we add back to net earnings interest expense, loss on debt extinguishment, income tax expense, and depreciation and amortization expense. In calculating Adjusted EBITDA, we adjust EBITDA to add back net gain on disposition of assets and acquisition and terminated transactions expense, which are cash charges. We also add back impairment and gain or loss on derivatives and convertible debt, which are non-cash charges. Our current calculation of EBITDA varies from that presented in previous filings as EBITDA was historically calculated based on net earnings attributable to common shareholders with preferred dividends and noncontrolling interest added back only to Adjusted EBITDA.  EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

We believe EBITDA and Adjusted EBITDA to be useful additional measures of our operating performance, excluding the impact of our capital structure (primarily interest expense), our asset base (primarily depreciation and amortization expense), and other items we do not believe are representative of the results from our core operations.

The following table reconciles net earnings to EBITDA and Adjusted EBITDA for the three months ended March 31, 2016 and 2015 (in thousands). All amounts presented include both continuing and discontinued operations.

	Three months ended
	March 31,
Reconciliation of Net earnings to EBITDA and Adjusted EBITDA	2016	2015
Net earnings	$7,687	$3,450
Interest expense	1,333	1,672
Loss on debt extinguishment	173	7
Income tax expense	-	-
Depreciation and amortization expense	1,409	1,480
EBITDA	10,602	6,609
Net gain on disposition of assets	(4,048)	(950)
Impairment loss	793	732
Net gain on derivatives and convertible debt	(6,117)	(4,823)
Acquisition and terminated transactions expense	94	-
Adjusted EBITDA	$1,324	$1,568

Property Operating Income (“POI”)

We calculate POI as room rentals and other hotel services revenue less hotel and property operating expenses.  We believe POI is helpful to investors as it better communicates the comparability of our hotels’ operating results for all of the Company’s hotel properties.  POI as presented below includes both continuing and discontinued operations.

The following table reconciles operating income (loss) to POI for the three months ended March 31, 2016 and 2015 (in thousands). All amounts presented include only continuing operations unless otherwise noted.

	Three months ended
	March 31,
Reconciliation of Operating loss to POI	2016	2015
Operating loss	$(182)	$(507)
Depreciation and amortization expense	1,409	1,480
General and administrative expense	1,448	1,385
Acquisition and terminated transactions expense	94	-
Room rentals and property operations revenue, discontinued operations	334	1,752
Hotel and property operating expense, discontinued operations	(310)	(1,252)
POI	$2,793	$2,858

Liquidity and Capital Resources

Liquidity Requirements

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our revolving credit agreement with Great Western Bank, and the release of restricted cash upon the satisfaction of usage requirements.  At March 31, 2016, the Company had $16.3 million of cash and cash equivalents on hand and $2.6 million of unused availability under its revolving credit agreement.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code. We expect to invest approximately $3.5 million to $5.0 million in capital expenditures related to hotel properties we currently own through June 30, 2017.

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

Our longer-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other one-time capital expenditures that periodically are made with respect to our hotel properties, and scheduled debt payments, including maturing loans.  Additionally, the Company has an obligation to Real Estate Strategies, L.P. (“RES”) to use approximately $1.6 million of proceeds from a capital infusion in 2012 to pursue hotel acquisitions.  Possible sources of liquidity to fund debt maturities and acquisitions and to meet other obligations include additional secured or unsecured debt financings and proceeds from public or private issuances of debt or equity securities.

Prior to the consideration of any asset sales or our ability to refinance debt subsequent to March 31, 2016, contractual principal payments on our debt outstanding, including normal amortization, total $13.6 million through June 30, 2017, including the February 1, 2017 maturity of one of our GE loans with a balance at March 31, 2016 of $10.7 million.  Prior to its maturity, the Company anticipates refinancing the GE loan with GE or another lender. As a result of our improved financial condition and the terms of the lending arrangements we have entered into in recent periods, we believe we will be able to refinance this debt on similar or perhaps more favorable terms. However, notwithstanding our perception, we may not be successful in our efforts to refinance or repay our maturing debt.

Additionally, at March 31, 2016, we have 13 hotels held for sale which, if sold, we believe will generate approximately $11.0 million in net proceeds after debt repayment.  Over the last five years, we have sold 72 hotels. Although it is management’s plan to use net proceeds after debt repayment from future asset sales to fund future acquisitions, if necessary the Company believes that cash generated from asset dispositions will be sufficient to fund any shortfalls associated with future debt maturities.  However, with respect to future hotel sales, we cannot predict whether we will be able to find buyers for identified assets at prices and other terms acceptable to us, whether potential buyers will be able to secure financings, and the length of time needed to find a buyer and to close the sale of a property.

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $0.9 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.  The increase in operating cash flows was driven primarily by differences in the changes in operating assets and liabilities between the periods, none of which were individually significant.

Cash provided by Investing Activities.  Our cash provided by investing activities was $9.3 million and $6.6 million for the three months ended March 31, 2016 and 2015, respectively.  The increase in these cash flows in 2016 was the result of increased proceeds from the sale of properties of $1.7 million and a net increase in cash received from capital expenditure escrows of $1.1 million.

Cash provided by / used in Financing Activities.  Our cash provided by/(used in) financing activities was $1.2 million and ($6.7) million for the three months ended March 31, 2016 and 2015, respectively.  This increase in cash flows was primarily related to cash received in the first quarter of 2016 related to the Series D Preferred Stock issuance less cash put into escrow to redeem the Series A and B Preferred Stock and cash dividends paid simultaneously, which together had a net impact to financing cash flows of $7.4 million. Principal payments on long-term debt also decreased by $1.6 million between the periods primarily as a result of decreased debt repayments required upon the sale of hotel properties.

Outstanding Indebtedness

During the three months ended March 31, 2016, net proceeds from the Company’s four hotel sales were used to pay off the associated loans totaling $5.3 million, to reduce the balance of the revolving credit facility with Great Western Bank, and set aside to fund future acquisitions.  These dispositions also decreased the total availability under the Great Western Bank revolver from $5.7 million at December 31, 2015 to $2.6 million at March 31, 2016.

At March 31, 2016, we had long-term debt of $67.5 million associated with assets held for use with a weighted average term to maturity of 2.7 years and a weighted average interest rate of 5.15%.  Of this total, at March 31, 2016, $31.4 million was fixed rate debt with a weighted average term to maturity of 1.5 years and a weighted average interest rate of 5.95% and $36.1 million was variable rate debt with a weighted average term to maturity of 3.8 years and a weighted average interest rate of 4.44%.  At December 31, 2015, we had long-term debt of $68.7 million associated with assets held for use with a weighted average term to maturity of 3.0 years and a weighted average interest rate of 4.87%. Of this total, at December 31, 2015, $31.4 million was fixed rate debt with a weighted average term to maturity of 1.8 years and a weighted average interest rate of 5.63% and $37.3 million was variable rate debt with a weighted average term to maturity of 4.0 years and a weighted average interest rate of 4.23%.

Debt is classified as held for sale if the properties collateralizing it are held for sale. Debt associated with assets held for sale is classified in the table below based on its contractual maturity although the balances are expected to be repaid within one year upon the sale of the related hotel properties. Aggregate annual principal payments on debt for the remainder of 2016 and thereafter are as follows:

	Held for sale	Held for use	Total
Remainder of 2016	$577	$1,585	$2,162
2017	10,831	31,160	41,991
2018	2,553	11,630	14,183
2019	-	676	676
2020	-	22,502	22,502
Total	$13,961	$67,553	$81,514

Financial Covenants

The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage and required loan-to-value and leverage ratios, and place certain restrictions on dividends.  As of March 31, 2016, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank and certain of our GE facilities contain cross-default provisions which would allow Great Western Bank and GE to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of March 31, 2016, we are not in default of any of our loans.

Contractual Obligations

Below is a summary of certain obligations that will require capital as of March 31, 2016 (in thousands):

		Payments due by period
Contractual obligations	Total	Remainder of Year 1	Years 2-3	Years 4-5	More than 5 years
Long-term debt including interest	$76,094	$4,294	$46,901	$24,899	$-
Land leases	2,308	150	151	154	1,853
Total contractual obligations	$78,402	$4,444	$47,052	$25,053	$1,853

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at March 31, 2016, after giving consideration to our interest rate swaps.
(2)	Primarily ground leases and corporate office leases.

The column titled “Remainder of Year 1” represents payments due for the remainder of 2016.  Long-term debt and land lease payments above include only amounts related to properties classified as held for use.  Future debt payments, including interest, related to the 13 held for sale properties that are expected to be sold in the next 12 months of $15.3 million and future obligations on two land leases related to held for sale properties totaling $2.7 million are not included in the table above.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that effect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Standards

See Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated interim financial statements for additional information relating to recently adopted and recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At March 31, 2016, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

There has been no material change in our market risk exposure subsequent to December 31, 2015.  At March 31, 2016, we have an interest rate swap in place which effectively locks the variable interest rate on our Huntington Bank debt (balance of $9.9 million) at 4.13% and an interest rate cap in place which caps the 30-day LIBOR interest rate on our Latitude debt (balance of $11.2 million) at 1%. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

At March 31, 2016, approximately 61% of our outstanding debt, excluding debt related to hotel properties held for sale, is subject to fixed interest rates or effectively locked with an interest rate swap, while 39% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at March 31, 2016 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $0.3 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (a) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures and (b) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during our most recent fiscal quarter that have materially effected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On November 9, 2015, the Company received notification from the Nasdaq Listings Qualification Department of the Nasdaq Stock Market LLC (the “Nasdaq”) that for the previous 30 consecutive business days, the market value of publicly held shares (“MVPHS”) of the Company’s common stock had closed below the minimum $5.0 million requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(1)(C).  The Company was provided 180 calendar days, or until May 9, 2016, to regain compliance with the minimum MVPHS requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company could regain compliance if at any time during the 180-day period the closing MVPHS was at least $5 million for a minimum of 10 consecutive business days.

As discussed in the Company’s Current Report on Form 8-K dated April 12, 2016, on that date the Company received notification from the Nasdaq that the Company had regained compliance with the MVPHS requirement of $5.0 million for a minimum of 10 consecutive business days and the Nasdaq has advised us that it considers this matter closed.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1

Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.1

Hotel Management Agreement, dated January 1, 2016, by and between TRS Leasing, Inc., TRS Subsidiary, LLC and K Partners Hospitality LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 1, 2016).

10.2

Stock Purchase Agreement, dated as of March 16, 2016, between SREP III Flight-Investco, L.P. and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.3

Investor Rights Agreement, dated as of March 16, 2016, by and among SREP III Flight-Investco, L.P., StepStone Group Real Estate LP and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.4

Agreement, dated as of March 16, 2016, by and among Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anónima and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.5*	Form of Executive Office and Director Indemnification Agreement
18.1*	Preferability Letter Regarding Change in Accounting Principle
31.1*	Section 302 Certificate of Chief Executive Officer
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
May 10, 2016
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Jonathan Gantt
Jonathan Gantt
Senior Vice President and Chief Financial Officer