Form 10-Q
period 2016-06-30
CONDOR HOSPITALITY TRUST, INC.
filed 2016-08-08
CIK 929545

23
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission file number: 001-34087
CONDOR HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	52-1889548 (IRS Employer Identification Number)
4800 Montgomery Lane Ste. 220, Bethesda, MD 20814 (Address of principal executive offices) Telephone number: (402) 371-2520 3 Bethesda Metro Center Ste. 700, Bethesda, MD 20814 (Former Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).YES ☐    NO ☒

As of July 31, 2016 there were 4,952,190 shares of common stock, par value $.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I.  FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	June 30,	December 31,
	2016	2015

Assets
Investment in hotel properties, net	$88,336	$89,023
Cash and cash equivalents	18,999	4,870
Restricted cash, property escrows	3,294	3,776
Accounts receivable, net of allowance for doubtful accounts of $7 and $10	1,450	1,169
Prepaid expenses and other assets	2,459	1,832
Investment in hotel properties held for sale, net	28,531	41,676
Total Assets	$143,069	$142,346

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$6,940	$5,419
Derivative liabilities, at fair value	260	8,759
Convertible debt, at fair value	1,191	-
Long-term debt, net of deferred financing costs	52,922	54,105
Long-term debt related to hotel properties held for sale, net of deferred financing costs	16,319	31,906
Total Liabilities	77,632	100,189

Redeemable preferred stock:
10% Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $10,182 at December 31, 2015	-	7,662

Equity
Shareholders' equity
Preferred stock, 40,000,000 shares authorized:
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $9,485 at December 31, 2015	-	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000 shares outstanding, liquidation preference of $34,492 at December 31, 2015	-	30
6.25% Series D, 6,700,000 shares authorized, $.01 par value, 6,245,156 shares outstanding, liquidation preference of $62,452 at June 30, 2016	61,381	-
Common stock, $.01 par value, 200,000,000 shares authorized; 4,941,878 shares outstanding	49	49
Additional paid-in capital	118,534	138,387
Accumulated deficit	(117,058)	(105,858)
Total Shareholders' Equity	62,906	32,616
Noncontrolling interest in consolidated partnership, redemption value of $1,474 and $1,197	2,531	1,879
Total Equity	65,437	34,495

Total Liabilities and Equity	$143,069	$142,346

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue
Room rentals and other hotel services	$13,815	$16,364	$25,991	$28,710
Operating Expenses
Hotel and property operations	9,571	11,337	18,978	21,325
Depreciation and amortization	1,289	1,257	2,698	2,737
General and administrative	1,277	1,347	2,725	2,732
Acquisition and terminated transactions	53	17	147	17
Total operating expenses	12,190	13,958	24,548	26,811
Operating income	1,625	2,406	1,443	1,899
Net gain (loss) on disposition of assets	8,858	(135)	12,226	(122)
Net gain (loss) on derivatives and convertible debt	162	(4,710)	6,279	113
Other income	23	31	2	126
Interest expense	(1,228)	(1,490)	(2,536)	(3,017)
Loss on debt extinguishment	(976)	-	(1,149)	(7)
Impairment loss	(121)	(3,053)	(914)	(3,830)
Earnings (loss) from continuing operations before income taxes	8,343	(6,951)	15,351	(4,838)
Income tax expense	-	-	-	-
Earnings (loss) from continuing operations	8,343	(6,951)	15,351	(4,838)
Gain from discontinued operations, net of tax	-	1,052	679	2,389
Net earnings (loss)	8,343	(5,899)	16,030	(2,449)
Loss (earnings) attributable to noncontrolling interest	(178)	284	(567)	3
Net earnings attributable to controlling interests	8,165	(5,615)	15,463	(2,446)
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(1,057)	(902)	(18,797)	(1,793)
Net earnings (loss) attributable to common shareholders	$7,108	$(6,517)	$(3,334)	$(4,239)

Earnings per Share
Continuing operations - Basic	$1.44	$(1.52)	$(0.81)	$(1.37)
Discontinued operations - Basic	-	0.20	0.13	0.49
Total - Basic Earnings per Share	$1.44	$(1.32)	$(0.68)	$(0.88)

Continuing operations - Diluted	$0.18	$(1.52)	$(0.81)	$(1.37)
Discontinued operations - Diluted	-	0.20	0.13	0.49
Total - Diluted Earnings per Share	$0.18	$(1.32)	$(0.68)	$(0.88)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands)

	Six months ended June 30, 2015
	Shares of preferred stock	Preferred stock	Shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2014	3,803	$38	4,693	$47	$137,900	$(118,983)	$19,002	$90	$19,092
Stock-based compensation	-	-	7	-	66	-	66	-	66
Long-term incentive plan	-	-	-	-	-	-	-	57	57
Issuance of common stock	-	-	228	2	344	-	346	-	346
Net loss	-	-	-	-	-	(2,446)	(2,446)	(3)	(2,449)
Balance at June 30, 2015	3,803	$38	4,928	$49	$138,310	$(121,429)	$16,968	$144	$17,112

	Six months ended June 30, 2016
	Shares of preferred stock	Preferred stock	Shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	3,803	$38	4,942	$49	$138,387	$(105,858)	$32,616	$1,879	$34,495
Stock-based compensation	-	-	-	-	54	-	54	-	54
Long-term incentive plan	-	-	-	-	-	-	-	85	85
Series D Preferred dividends declared	-	-	-	-	-	(1,139)	(1,139)	-	(1,139)
Redemption of Series A and B Preferred Stock	(803)	(8)	-	-	(7,390)	(5,107)	(12,505)	-	(12,505)
Exchange of Series C Preferred and issuance of Series D Preferred Stock	3,245	61,351	-	-	(12,517)	(20,417)	28,417	-	28,417
Net earnings	-	-	-	-	-	15,463	15,463	567	16,030
Balance at June 30, 2016	6,245	$61,381	4,942	$49	$118,534	$(117,058)	$62,906	$2,531	$65,437

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$16,030	$(2,449)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,698	2,737
Net gain on disposition of assets	(12,904)	(1,540)
Net gain on derivatives and convertible debt	(6,279)	(113)
Amortization of deferred financing costs	349	447
Loss on extinguishment of debt	1,149	7
Impairment loss	914	3,710
Stock-based compensation and long term incentive plan expense	139	123
Amortization of warrant issuance cost	12	29
Changes in operating assets and liabilities:	-	-
Increase in assets	(1,150)	(1,116)
Increase in liabilities	1,283	873
Net cash provided by operating activities	2,241	2,708

Cash flows from investing activities:
Additions to hotel properties	(1,890)	(1,270)
Proceeds from sale of hotel assets	24,957	16,200
Net changes in capital expenditure escrows	920	(68)
Net cash provided by investing activities	23,987	14,862

Cash flows from financing activities:
Deferred financing costs	(21)	(198)
Principal payments on long-term debt	(17,166)	(20,629)
Proceeds from long-term debt	-	8,300
Payments on revolving debt	(10,147)	(19,524)
Proceeds from revolving debt	10,040	18,086
Debt early extinguishment penalties	(939)	-
Series D Preferred Stock issuance	28,930	-
Purchase of interest rate cap	(6)	-
Series A and B Preferred Stock redemption, including accumulated dividends	(20,167)	-
Cash dividends paid to Series C and D Preferred shareholders	(2,623)	-
Proceeds from common stock issued in rights offering	-	346
Net cash used in financing activities	(12,099)	(13,619)

Increase in cash and cash equivalents	14,129	3,951
Cash and cash equivalents, beginning of period	4,870	173
Cash and cash equivalents, end of period	$18,999	$4,124

Supplemental cash flow information:
Interest paid	$2,279	$2,926

Schedule of noncash investing and financing activities:
In kind dividends deemed on preferred stock	$20,218	$-

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“CDOR,” “Condor,” or the “Company”), which until July 15, 2015 was formerly named Supertel Hospitality, Inc., was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. CDOR is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of June 30, 2016, the Company owned 31 hotels in 16 states.

CDOR, through its wholly owned subsidiary, Supertel Hospitality REIT Trust, owns a controlling interest in Supertel Limited Partnership (“SLP”).  SLP, including its various subsidiary partnerships, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of 23 properties held by TRS Leasing, Inc.) and conducts all of its operations. At June 30, 2016, the Company owned 97.9% of the partnership operating units (“partnership units”) of SLP with the remaining partnership units owned by other limited partners and long-term incentive plan unit holders. The Company’s 100% owned E&P Financing Limited Partnership no longer owns any assets or conducts any operations following the sale of its last remaining property in January 2016.

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

Assets Held for Sale and Discontinued Operations

A hotel is considered held for sale (a) when a contract for sale is entered into, a substantial, nonrefundable deposit has been committed by the purchaser, and sale is expected to occur within one year, or (b) if management has committed to and is actively engaged in a plan to sell the property, the property is available for sale in its current condition, and it is probable the sale will be completed within one year.  If a hotel is considered held for sale as of the most recent balance sheet presented or was sold prior to that balance sheet date, the hotel property and the debt it collateralizes are shown as held for sale in all periods presented. Depreciation of our hotels is discontinued at the time they are considered held for sale.

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

With the exception of fixed rate debt (see Note 6) and other financial instruments carried at fair value, the carrying amounts of the Company’s financial instruments approximates their fair values due to their short-term nature or variable market-based interest rates.

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

Beginning in the first quarter of 2016, we have revised the classification of cash payments for debt prepayment or extinguishment penalties in our statements of cash flows from where they were previously presented as operating cash flows to financing cash flows.  We have concluded that this classification is preferable as these payments are closely related to other financing cash flows, such as the repayment of debt, and reflect the impact of financing decisions made by management.  This revision in classification had the effect of increasing operating cash flows and decreasing financing cash flows by $939 and $7 during the six months ended June 30, 2016 and 2015, respectively.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Liquidity

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our revolving credit agreement with Great Western Bank, and the release of restricted cash upon the satisfaction of usage requirements.  At June 30, 2016, the Company had $18,999 of cash and cash equivalents on hand and $2,406 of unused availability under its revolving credit agreement.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code. We expect to invest approximately $3,500 to $5,000 in capital expenditures related to hotel properties we currently own through September 30, 2017.

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

Prior to the consideration of any asset sales or our ability to refinance debt subsequent to June 30, 2016, contractual principal payments on our debt outstanding, including normal amortization, total $12,870 through September 30, 2017, including the February 1, 2017 maturity of one of our WAB loans with a balance at June 30, 2016 of $10,547. This and certain of our other loans, previously owned by GE Capital Franchise Finance Corporation (“GE”), were sold to Western Alliance Bank (“WAB”) in April 2016 and we now refer to them as our WAB loans.  Prior to its maturity, the Company anticipates refinancing the WAB loan with the existing lender or another lender. As a result of our improved financial condition and the terms of the lending arrangements we have entered into in recent periods, we believe we will be able to refinance this debt on similar or perhaps more favorable terms. However, notwithstanding our perception, we may not be successful in our efforts to refinance or repay our maturing debt.

Additionally, at June 30, 2016, we have 17 hotels held for sale which, if sold, we believe will generate approximately $20,000 in net proceeds after debt repayment.  Over the last five years, we have sold 76 hotels. Although it is management’s plan to use net proceeds after debt repayment from future asset sales to fund future acquisitions, if necessary the Company believes that cash generated from asset dispositions will be sufficient to fund any shortfalls associated with future debt maturities.  However, with respect to future hotel sales, we cannot predict whether we will be able to find buyers for identified assets at prices and other terms acceptable to us, whether potential buyers will be able to secure financings, and the length of time needed to find a buyer and to close the sale of a property.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES AND ACQUISITION OF HOTEL PROPERTIES

Investments in hotel properties consisted of the following at June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016			December 31, 2015
	Held for sale	Held for use	Total	Held for sale	Held for use	Total
Land	$3,438	$13,049	$16,487	$5,818	$13,049	$18,867
Acquired below market lease intangibles	883	-	883	883	-	883
Buildings, improvements, vehicle	36,641	83,448	120,089	55,220	82,886	138,106
Furniture and equipment	10,620	14,242	24,862	16,558	14,030	30,588
Construction-in-progress	65	622	687	118	337	455
Investment in hotel properties	51,647	111,361	163,008	78,597	110,302	188,899
Less accumulated depreciation	(23,116)	(23,025)	(46,141)	(36,921)	(21,279)	(58,200)
Investment in hotel properties, net	$28,531	$88,336	$116,867	$41,676	$89,023	$130,699

The Company had no acquisitions during the three or six months ended June 30, 2016 or 2015.

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

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Total revenue	$19,214	$34,517
Operating income	$3,639	$3,693
Net earnings (loss) attributable to common shareholders	$(4,565)	$(2,183)
Net earnings (loss) per share attributable to common shareholders - Basic	$(0.93)	$(0.45)
Net earnings (loss) per share attributable to common shareholders - Diluted	$(0.93)	$(0.45)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 3: DISPOSITIONS OF HOTEL PROPERTIES AND DISCONTINUED OPERATIONS

As of June 30, 2016, the Company had 17 hotels classified as held for sale. At March 31, 2016, the Company had 13 hotels held for sale and during the three months ended June 30, 2016 sold seven properties and classified 11 additional hotels as held for sale. At December 31, 2015, the Company had 16 hotels held for sale and during the six months ended June 30, 2016 sold 11 properties and classified 12 additional hotels as held for sale.  None of the hotels reclassified as held for sale since the Company’s adoption of ASU 2014-08 on October 1, 2014 represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  As a result, only hotels classified as held for sale prior to October 1, 2014, one of which remains unsold at June 30, 2016, are included in discontinued operations with all other hotels, including those subsequently sold or classified as held for sale, reported in continuing operations. For the three months ended June 30, 2016 and 2015, the results of 37 and 46 hotels, respectively, were included in continuing operations and the results of one and six hotels, respectively, were included in discontinued operations.  For the six months ended June 30, 2016 and 2015, the results of 40 and 46 hotels, respectively, were included in continuing operations and the results of two and 10 hotels, respectively, were included in discontinued operations.

In the three months ended June 30, 2016 and 2015, the Company sold seven  and  three hotels, respectively, resulting in total gains of $8,886 and $727, respectively, of which $8,886 and $0, respectively, was included in continuing operations.  In the six months ended June 30, 2016 and 2015, the Company sold 11 and seven hotels, respectively, resulting in total gains of $12,945 and $1,666, respectively, of which $12,264 and $0, respectively, was included in continuing operations.

Two hotels in Alexandria, Virginia, which represent a significant disposition for which results are included in continuing operations, were sold on July 13, 2015.  For the three and six months ended June 30, 2015, the Alexandria Comfort Inn and Days Inn hotels had a combined net earnings (loss) of $81 and ($1,020), respectively, and earnings (loss) attributable to noncontrolling interest of $4 and $(117), respectively. These amounts include impairment expense of $447 and $1,309 that was recognized, in the three and six months ended June 30, 2015, respectively, following the hotels classification as held for sale in the first quarter of 2015.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of disposal transactions. The following table sets forth the components of discontinued operations for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$339	$962	$673	$2,714
Hotel and property operations expense	(316)	(656)	(626)	(1,907)
Net gain on disposition of assets	(2)	725	678	1,662
Interest expense	(21)	(54)	(46)	(200)
Impairment (loss) recovery	-	75	-	120
Gain from discontinued operations, net of tax	$-	$1,052	$679	$2,389

Capital expenditures	$1	$17	$3	$44

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 4.  LONG-TERM DEBT

During the three and six months ended June 30, 2016, net proceeds from the Company’s hotel sales (see Note 3) were used to pay off the associated loans totaling $10,584 and $15,856, respectively, to reduce the balance of the revolving credit facility with Great Western Bank, and set aside to fund future acquisitions. These dispositions, as well as adjustments required to remain in compliance with the required debt service coverage ratio, decreased the total availability under the Great Western Bank revolver from $5,733 at December 31, 2015 to $2,406 at June 30, 2016.

Long-term debt, including debt related to hotel properties held for sale, consisted of the following loans payable at June 30, 2016 and December 31, 2015:

Lender	Balance at June 30, 2016	Interest rate at June 30, 2016	Maturity	Amortization provision	Properties encumbered at June 30, 2016	Balance at December 31, 2015
Fixed rate debt
Western Alliance Bank (1)	$10,547	7.17%	02/2017	15 years	4	$10,819
Western Alliance Bank (1)	2,924	4.75%	02/2018	15 years	3	3,864
Cantor Commercial Real Estate Lending	5,771	4.25%	11/2017	30 years	1	5,826
Morgan Stanley Mortgage Capital Holdings, LLC	15,059	5.83%	12/2017	25 years	14	27,542
Total fixed rate debt	34,301					48,051

Variable rate debt
Great Western Bank (7)	-	4.50% (2)	06/2018	Interest only	2	3,215
Western Alliance Bank (1)	4,934	3.94% (3)	11/2020	25 years	1	4,990
Western Alliance Bank (1)	9,967	3.94% (3)	11/2020	25 years	1	10,079
The Huntington National Bank	9,865	2.71% (4)	11/2020	25 years	4	9,981
LMREC 2015 - CREI, Inc. (Latitude)	11,196	6.75% (5)	05/2018	$12 monthly (6)	1	11,220
Total variable rate debt	35,962				31	39,485

Total Long-term debt	$70,263					$87,536
Less: Deferred financing costs	(1,022)					(1,525)
Total long-term debt, net of deferred financing costs	69,241					86,011
Less: Long-term debt related to hotel properties held for sale, net of deferred financing costs of $225 and $542	(16,319)					(31,906)
Long-term debt related to hotel properties held for use, net of deferred financing costs of $797 and $983	$52,922					$54,105

(1) This debt, previously owned by GE Capital Franchise Finance Corporation, was sold to Western Alliance Bank in April 2016

(2) Prime rate plus 1%

(3)  90-day LIBOR plus 3.25%

(4)  30-day LIBOR plus 2.25%, fixed at 4.13% after giving effect to interest rate swap (see Note 6)

(5)  30-day LIBOR plus 6.25%,  30-day LIBOR capped at 1% after giving effect to market rate cap (see Note 6)

(6) $12 monthly payment began May 2016

(7) Total availability under this revolving credit facility was $2,406 at June 30, 2016; commitment fee on unused facility is 0.25%

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

	Held for sale	Held for use	Total
Remainder of 2016	$439	$755	$1,194
2017	11,413	20,221	31,634
2018	2,609	11,528	14,137
2019	60	571	631
2020	2,023	20,644	22,667
Total	$16,544	$53,719	$70,263

Financial Covenants

The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage and required loan-to-value and leverage ratios, and place certain restrictions on dividends.  As of June 30, 2016, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank and certain of our WAB facilities contain cross-default provisions which would allow Great Western Bank and WAB to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of June 30, 2016, we are not in default of any of our loans.

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

The Company has made an irrevocable election to record this Convertible Debt in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain (loss) on derivatives and convertible debt within net earnings each reporting period. Gains (losses) related to this Note were recognized totaling $208 and ($179) during the three and six months ended June 30, 2016, respectively.  The fair value of the Note is determined using a trinomial lattice-based model, which is a generally accepted computational model typically used for pricing options. The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of June 30, 2016:

	Fair value as of June 30, 2016	Unpaid principal balance as of June 30, 2016	Fair value carrying amount over/(under) unpaid principal
6.25% Convertible Debt	$1,191	$1,012	$179

NOTE 6: FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At June 30, 2016, the Company’s convertible debt (see Note 5) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the accounting for the Company’s equity transactions that occurred in March 2016 (see Note 8) and in the valuation of impaired hotels during the three and six months ended June 30, 2016 and 2015.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at June 30, 2016 are as follows:

Associated debt	Type	Terms	Effective date	Maturity date	Notional amount at June 30, 2016
Huntington	Swap	Swaps 30-day LIBOR + 2.25% for fixed rate of	11/2015	11/2020	$9,865 (1)
4.13 % cancellable at Company option anytime
after 11/01/2018 without penalty
Latitude	Cap	Caps 30-day LIBOR at 1.00%	03/2016	06/2017	$11,196 (1)

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

All derivatives recognized by the Company are reported as derivative liabilities on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain (loss) on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net loss of $46 and $4,710 were recognized related to derivative instruments for the three months ended June 30, 2016 and 2015, respectively. Net gains of $6,458 and $113 were recognized related to derivative instruments for the six months ended June 30, 2016 and 2015, respectively.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis:

	Fair value at
	June 30, 2016	Level 1	Level 2	Level 3
Interest rate derivatives	$260	$-	$260	$-
Convertible debt	1,191	-	-	1,191
Total	$1,451	$-	$260	$1,191

	Fair value at
	December 31, 2015	Level 1	Level 2	Level 3
Series C Preferred embedded derivative	$6,271	$-	$-	$6,271
RES warrant derivative	2,411	-	-	2,411
Interest rate derivatives	77	-	77	-
Total	$8,759	$-	$77	$8,682

There were no transfers between levels during the three or six months ended June 30, 2016 or 2015.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following tables presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the period:

	Three months ended June 30,
	2016	2015
	Convertible debt	Series C Preferred embedded derivative	RES warrant derivative	Total
Fair value, beginning of period	$1,399	$10,921	$4,593	$15,514
Net (gains) losses recognized in earnings	(208)	3,288	1,422	4,710
Purchase and issuances	-	-	-	-
Sales and settlements	-	-	-	-
Gross transfers into Level 3	-	-	-	-
Gross transfers out of Level 3	-	-	-	-
Fair value, end of period	$1,191	$14,209	$6,015	$20,224

Total unrealized (gains) losses during the period included in earnings related to instruments held at end of period	$(208)	$3,288	$1,422	$4,710

	Six months ended June 30,
	2016				2015
	Series C Preferred embedded derivative	RES warrant derivative	Convertible debt	Total	Series C Preferred embedded derivative	RES warrant derivative	Total
Fair value, beginning of period	$6,271	$2,411	$-	$8,682	$13,804	$6,533	$20,337
Net (gains) losses recognized in earnings	(4,848)	(1,800)	179	(6,469)	405	(518)	(113)
Purchase and issuances	-	-	1,012	1,012	-	-	-
Sales and settlements	(1,423)	-	-	(1,423)	-	-	-
Gross transfers into Level 3	-	-	-	-	-	-	-
Gross transfers out of Level 3	-	(611) (1)	-	(611)	-	-	-
Fair value, end of period	$-	$-	$1,191	$1,191	$14,209	$6,015	$20,224

Total unrealized (gains) losses during the period included in earnings related to instruments held at end of period	$-	$-	$179	$-	$405	$(518)	$(113)

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

	Carrying value as of		Estimated fair value as of
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Held for use	$52,922	$54,105	$54,138	$55,753
Held for sale	16,319	31,906	16,932	33,526
Total	$69,241	$86,011	$71,070	$89,279

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 inputs. The amount of impairment and recovery of previously recorded impairment recognized in the three and six months ended June 30, 2016 and 2015 is shown in the tables below:

	Three months ended June 30,
	2016		2015
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for sale hotels:
Impairment loss	2	$(121)	2	$(1,989)
Sold hotels:
Impairment loss	-	-	3	(1,064)
Net impairment loss reported in continuing operations	2	$(121)	5	$(3,053)

Discontinued Operations:
Sold hotels:
Recovery of impairment	-	-	2	75
Total net impairment:	2	$(121)	7	$(2,978)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Six months ended June 30,
	2016		2015
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for sale hotels:
Impairment loss	3	$(914)	2	$(1,989)
Sold hotels:
Impairment loss	-	-	3	(1,926)
Recovery of impairment	-	-	1	85
Subtotal sold hotels	-	-	4	(1,841)
Net impairment loss reported in continuing operations	3	$(914)	6	$(3,830)

Discontinued Operations:
Sold hotels:
Impairment loss	-	$-	1	$(117)
Recovery of impairment	-	-	3	237
Net impairment recovery reported in discontinued operations	-	$-	4	$120
Total net impairment:	3	$(914)	10	$(3,710)

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Pursuant to the Stock Purchase Agreement, on April 15, 2016, Condor redeemed all of the outstanding Series A and Series B Preferred Stock, in accordance with redemption notices issued on March 16, 2016, as follows:

•

all 803,270 outstanding shares of the Series A preferred stock at the redemption price of $10.00 per share plus $2.084940 per share in accrued and unpaid dividends (plus compounded interest) through the redemption date for a total redemption price of $9,707; and

•

all 332,500 outstanding shares of the Series B preferred stock at the redemption price of $25.00 per share plus $6.354167 per share in accrued and unpaid dividends through the redemption date for a total redemption price of $10,425.

The effect of these transactions on the Company’s preferred stock and the key terms of the remaining series of the Company’s preferred stock are discussed individually below.

Series A Preferred Stock

On December 30, 2005, the Company offered and sold 1,521,258 shares of 8% Series A Preferred Stock.  At December 31, 2015,  803,270 shares of Series A Preferred Stock remained outstanding until the completion of the redemption on April 15, 2016.

Dividends on the Series A Preferred Stock were cumulative and payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. The Company was able to redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time for cash at a redemption price of $10.00 per share, plus all accrued and unpaid dividends. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series A Preferred Stock to preserve capital and improve liquidity. Unpaid dividends accumulated and bore additional dividends at 8%, compounded monthly. Accumulated but unpaid dividends were $1,452, or $1.807 per share, as of December 31, 2015, which were not reflected as an obligation on the balance sheet on that date.

The difference between the recorded value of the Series A Preferred Stock prior to the issuance of the redemption notice and the redemption value of the Series A Preferred Stock plus related expenses, a total of $2,326, was recorded as a reduction of accumulated deficit during the six months ended June 30, 2016 as the amount is considered a deemed dividend on the Series A Preferred Stock.  $2,288 of this amount was recorded during the three months ended March 30, 2016 upon the Series A Preferred Stock becoming mandatorily redeemable and liability classified prior to its redemption.  Of these amounts,  $38 and $874 for the three and six months ended June 30, 2016, respectively, was recorded as a reduction of net earnings attributable to common shareholders as the portion of deemed dividends that was in excess of preferred dividends deducted to arrive at net earnings attributable to common shareholders in previous periods.

Series B Redeemable Preferred Stock

At December 31, 2015, there were 332,500 shares of 10.0% Series B Preferred Stock, originally sold on June 3, 2008, which remained outstanding until the completion of the redemption on April 15, 2016.

Dividends on the Series B Preferred Stock were cumulative and payable quarterly in arrears on each  March 31, June 30, September 30 and December 31, or, if not a business day, the next succeeding business day, at the annual rate of 10.0% of the $25.00 liquidation preference per share, equivalent to a fixed annual amount of $2.50 per share.  The Company was able to redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B Preferred Stock would be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series B Preferred Stock to preserve capital and improve liquidity. Unpaid dividends on the Series B Preferred Stock did not bear interest. Unpaid dividends were $1,870, or $5.625 per share, as of December 31, 2015, which were not reflected as an obligation on the balance sheet on that date.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The difference between the recorded value of the Series B Preferred Stock prior to the issuance of the redemption notice and the redemption value of the Series B Preferred Stock, a total $2,781,  was recorded as a reduction of accumulated deficit during the six months ended June 30, 2016 as the amount is considered a deemed dividend on the Series B Preferred Stock. $2,740 of this amount was recorded during the three months ended March 30, 2016 upon the Series B Preferred Stock becoming mandatorily redeemable and liability classified prior to its redemption.  Of these amounts, $41 and $911 for the three and six months ended June 30, 2016, respectively, was recorded as a reduction of net earnings attributable to common shareholders as the portion of this deemed dividend that was in excess of preferred dividends deducted to arrive at net earnings attributable to common shareholders in previous periods.

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

Subsequent to the execution of the Exchange Agreement, the warrants issued to RES simultaneously with the issuance of the Series C Preferred Stock remain outstanding through their original expiration date of January 31, 2017 at a fixed exercise price of $1.92.

Series D Convertible Preferred Stock

Following the execution of the Stock Purchase Agreement and Exchange Agreement on March 16, 2016, there were 6,245,156 shares of Series D Preferred Stock outstanding.

The Series D Preferred stockholders rank senior to the Company’s common stock and any other preferred stock issuances and receive preferential cumulative cash dividends at a rate of 6.25% per annum, payable quarterly in arrears on each March 31, June 30, September 30, and December 31, or, if not a business day, the next succeeding business day, of the $10.00 face value per share.  Dividends on the Series D Preferred Stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement. Whenever the dividends on the Series D Preferred Stock are in arrears for four consecutive quarters, then upon notice by holders in the aggregate not less than 40% of the outstanding Series D Preferred Stock, the Company will (a) take all appropriate action reasonably within its means to maximize the assets legally available for paying such

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

dividends and to monetize such assets (for example, but without limiting the generality of the foregoing, by selling or liquidating all of some of the Company’s assets or by selling the Company as a going concern), (b) pay out of all such assets legally available (including any proceeds from any sale or liquidation of such assets) the maximum possible amount of such unpaid dividends, and (c) thereafter, at any time and from time to time when additional assets of the Company (including any proceeds from any sale or liquidation of such assets) become legally available to pay such unpaid dividends, pay such remaining unpaid dividends until all dividends accumulated on the Series D Preferred Stock have been fully paid.  Dividends were paid on June 30, 2016 which included all amounts due through that date.

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

The Series D Preferred Stock is redeemable by the Company at any time subject to certain restrictions, in whole or in a partial redemption of up to $30,000, at $12.00 per share on or before March 16, 2019, $13.00 per share from March 16, 2019 to March 16, 2020, and $14.00 per share on or after March 16, 2020, plus all accrued and unpaid dividends.  If a Qualified Offering has not occurred on or before June 30, 2021, holders that hold in the aggregate not less than 40% of the outstanding shares of the Series D Preferred Stock have the right to elect to have the Company fully liquidate in a commercially reasonable manner as determined by the Board of Directors of the Company to provide for liquidation distributions to the holders of the Series D Preferred Stock in an amount per share of Series D Preferred Stock equal to $14.00 in cash plus accrued and unpaid dividends.  Once this right has been exercised and the Company has been notified, the dividend rate on the Series D Preferred Stock after June 30, 2021 will increase from 6.25% per annum to 12.5% per annum. The holders of Series D Preferred Stock vote their Series D Preferred Stock as a single class with the holders of the common stock on all matters submitted to such holders for vote or consent. For each such vote or consent, each share of Series D Preferred Stock entitles the holder to cast one vote for each whole vote (rounded to the nearest whole number) that such holder would be entitled to cast had such holder converted its Series D Preferred Stock into shares of common stock as of the date immediately prior to the record date for determining the shareholders of the Company eligible to vote on any such matter.

The fair value of the Series D Preferred Stock was determined to be equal to its face value on the date of issuance.

Impact of Preferred Stock on Net Earnings (Loss) Attributable to Common Shareholders

The components of dividends declared and undeclared and in kind dividends deemed on preferred stock are as follows:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Preferred A dividends accrued at stated rate	$32	$180	$222	$356
Preferred A additional deemed dividends upon redemption	6	-	652	-
Preferred B dividends accrued at stated rate	35	208	243	416
Preferred B additional deemed dividends upon redemption	6	-	668	-
Preferred C dividends accrued at stated rate	-	514	455	1,021
Preferred C additional deemed dividends at exchange	-	-	15,419	-
Preferred D dividends accrued at stated rate	978	-	1,138	-
Dividends declared and undeclared and in kind dividends deemed on preferred stock	$1,057	$902	$18,797	$1,793

NOTE 9.  NONCONTROLLING INTEREST OF PARTNERSHIP UNITS IN SLP

Noncontrolling interest in SLP represents the limited partners’ proportionate share of the equity in the operating partnership and long-term incentive plan (LTIP) units (see Note 10).  Earnings and loss are allocated to noncontrolling interest in accordance with the weighted average percentage ownership of SLP during the period.

Our ownership interest in SLP as of June 30, 2016 was 97.9% and as of December 31, 2015 was 90.1%, which includes consideration of the partnership units of the limited partners as well as the LTIP units. The Company’s increased ownership interest in SLP during the six months ended June 30, 2016 was a result of the contribution to SLP of the proceeds from the Series D Preferred Stock issuance during the first quarter of 2016 which was partially offset by the proceeds used to redeem the Series A and B Preferred Stock, which were withdrawn from SLP, in the second quarter of 2016.  At both June 30, 2016 and December 31, 2015, 7,659,039 SLP partnership units owned by minority interest holders were outstanding, which includes 2,395,887 of partnership units held by limited partners and 5,263,152 LTIP units outstanding which were not yet earned. The combined redemption value for the partnership units and LTIP units was $1,474 and $1,197 at June 30, 2016 and December 31, 2015, respectively.

Each limited partner of SLP may, subject to certain limitations, require that SLP redeem all or a portion of his or her partnership units at any time after a specified period following the date the units were acquired, by delivering a redemption notice to SLP. When a limited partner tenders partnership units for redemption, the Company can, at its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock at a rate of one share of common stock for each eight partnership units redeemed or (2) cash in an amount equal to the market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. No partnership units were redeemed during the three or six months ended June 30, 2016 or 2015.

NOTE 10.  STOCK-BASED COMPENSATION

The Company had in place a 2006 Stock Plan which has been approved by the Company’s shareholders. The 2006 Stock Plan authorized the grant of stock options, stock appreciation rights, restricted stock, and stock bonuses for up to 62,500 shares of common stock. The 2006 Stock Plan expired effective December 31, 2015.  As a replacement for the 2006 Stock Plan, the Board of Directors adopted the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 3,000,000, provided, however, that awards under this plan may not exceed 250,000 shares of common stock prior to the conversion into common stock

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

of all shares of Series D Preferred Stock (see Note 8). No shares had been issued under the 2016 Stock Plan at June 30, 2016.

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

Options and Unvested Share Awards

At June 30, 2016, the Company had a total of 4,583 vested stock options outstanding with a weighted average exercise price of $7.95 per share and 1,042 unvested stock options outstanding with a weighted average exercise price of $8.08 per share under the 2006 Stock Plan.  The total unrecognized compensation cost related to unvested stock options at June 30, 2016 was $1, which is expected to be fully recognized in the third quarter of 2016 when the remaining unvested options fully vest.

As of June 30, 2016, the Company had 1,042 unvested shares of common stock outstanding under the 2006 Stock Plan. The total unrecognized compensation cost related to unvested stock awards at June 30, 2016 was $1, which is expected to be fully recognized in the third quarter of 2016 when the remaining unvested shares fully vest.

Warrants

On March 2, 2015, the Company granted a warrant to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The warrant entitled the executive to purchase a total of 657,894 authorized but previously unissued shares of the Company’s common stock at a price of (i) $1.52 per share (the adjusted closing bid price of the common stock on Nasdaq on March 2, 2015) if at least one-third but not more than one-half of the shares were purchased on or prior to March 17, 2015, and (ii) $1.92 per share for shares purchased after that date. The warrant has a three-year term. The executive officer exercised the warrant in part to purchase 227,894 shares on March 11, 2015 at the price of $1.52 per share. The warrant remains exercisable for 430,000 shares at an exercise price of $1.92 per share.  As of June 30, 2016, the total unrecognized compensation cost related to these warrants was $165, which is expected to be recognized over the next 20 months.

LTIP Awards

On March 2, 2015, the Company granted an equity award of 5,263,152 LTIP units, representing profit interests in SLP, to an executive officer of the Company. The LTIP units are earned in one-third increments upon the Company’s common stock achieving price per share milestones of $3.50,  $4.50, and $5.50 respectively.  Earned LTIP units vest in March 2018, or earlier upon a change in control of the Company, and upon vesting can be converted into SLP partnership units which can be redeemed at the rate of one share of common stock for each eight earned LTIP units for up to 657,894 common shares. As of June 30, 2016, the total unrecognized compensation cost related to these LTIP units was $284, which is expected to be recognized over the next 20 months.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Investment Committee Share Compensation

Independent directors serving as members of the Investment Committee of the Board of Directors receive their monthly Investment Committee fees in the form of shares of the Company’s common stock if issuance is available under a shareholder approved Stock Plan, priced as the average of the closing price of the stock for the first 20 trading days of the calendar year. A total of 3,950 and 6,938 shares, respectively, were issued to the independent directors of the Investment Committee for the three and six months ended June 30, 2015. Following shareholders’ approval of the 2016 Stock Plan as discussed above,  on July 15, 2016 the Company issued 11,944 shares of common stock to the independent directors of the Investment Committee for their service during the six months ended June 30, 2016.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation, including LTIP units, related to employees and directors for the three months ended June 30, 2016 and 2015 was $70 and $74, respectively, and for the six months ended June 30, 2016 and 2015 was $139 and $123, respectively, and all of which is included in general and administrative expense.

NOTE 11.  INCOME TAXES

We have provided a full valuation allowance against our net deferred tax asset during all periods presented due to the uncertainty of realization resulting from past operating losses which results in no tax expense or benefit for the three and six months ended June 30, 2016 and 2015. After consideration of limitations related to a change in control as defined under Internal Revenue Code Section 382, the TRS’s net operating loss carryforward at June 30, 2016 as determined for federal income tax purposes was $6,091.  The availability of the loss carryforwards will expire from 2022 through 2035.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 12. EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per common share (“EPS”):

(1)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator: Basic (1)
Net earnings (loss) attributable to common shareholders:
Continuing operations - Basic	$7,108	$(7,525)	$(3,989)	$(6,626)
Discontinued operations - Basic	-	1,008	655	2,387
Total Basic	$7,108	$(6,517)	$(3,334)	$(4,239)

Numerator: Diluted (1)
Net earnings (loss) attributable to common shareholders from continuing operations	$7,108	$(7,525)	$(3,989)	$(6,626)
Dividends on Series D Preferred Stock	978	-	-	-
Interest and fair value adjustment on Convertible Debt	(192)	-	-	-
Continuing operations - Diluted	7,894	(7,525)	(3,989)	(6,626)
Discontinued operations - Diluted	-	1,008	655	2,387
Total Diluted	$7,894	$(6,517)	$(3,334)	$(4,239)

Denominator
Weighted average number of common shares - Basic	4,940,836	4,925,714	4,940,836	4,836,856
Unvested stock	724	-	-	-
Series D Preferred Stock	39,032,225	-	-	-
Warrants - RES	131,910	-	-	-
Convertible Debt	632,249	-	-	-
Weighted average number of common shares - Diluted	44,737,944	4,925,714	4,940,836	4,836,856

Earnings per Share
Continuing operations - Basic	$1.44	$(1.52)	$(0.81)	$(1.37)
Discontinued operations - Basic	-	0.20	0.13	0.49
Total - Basic Earnings per Share	$1.44	$(1.32)	$(0.68)	$(0.88)

Continuing operations - Diluted	$0.18	$(1.52)	$(0.81)	$(1.37)
Discontinued operations - Diluted	0.00	0.20	0.13	0.49
Total - Diluted Earnings per Share	$0.18	$(1.32)	$(0.68)	$(0.88)

(1)	The loss (earnings) attributable to noncontrolling interest is allocated between continuing and discontinued operations for the purpose of the EPS calculation.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Outstanding stock options	5,625	8,750	5,625	8,750
Unvested stock awards	-	1,284	1,042	225
Warrants - RES	-	3,750,000	3,750,000	3,750,000
Warrants - Employees	430,000	430,000	430,000	287,459
Series C Preferred Stock	-	18,750,000	7,829,670	18,750,000
Convertible debt	-	-	371,707	-
LTIP partnership units (1)	657,894	657,894	657,894	439,809
SLP partnership units (1)	299,486	12,126	299,486	12,126
Total potentially dilutive securities excluded from the denominator	1,393,005	23,610,054	13,345,424	23,248,369

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

Each of the management companies employed by the TRS at June 30, 2016 receives a base monthly management fee of 3.0% to 3.5% of gross hotel revenue plus incentive fees capped at 1.5% to 2.0% of gross hotel revenue, earned when actual hotel results exceed either budgeted results or specific return metrics. During the second quarter of 2015, the Company negotiated new agreements with our existing management companies. Prior to the renegotiation, management fees were calculated as 3.5% of gross hotel revenue plus 2.5% of the hotel operating income controlled by the management companies, with no incentive fees available. For the three months ended June 30, 2016 and 2015, base management fees incurred totaled $452 and $507, respectively, of which $442 and $453, respectively, was included in continuing operations as hotel and property operations expense. For the three months ended June 30, 2016, incentive management fees, included in continuing operations in their entirety, totaled $0.  For the six months ended June 30, 2016 and 2015, base management fees incurred totaled $851 and $1,100, respectively, of which $831 and $968, respectively, was included in continuing operations as hotel and property operations expense. For the six months ended June 30, 2016, incentive management fees, included in continuing operations in their entirety, totaled $21.

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

Franchise Agreements

As of June 30, 2016,  30 of our properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term.  Franchise fee expense totaled $884 and $1,100, respectively, for the three months ended June 30, 2016 and 2015, of which $884 and $1,096, respectively, was included in continuing operations as hotel and property operations expense. Franchise fee expense totaled $1,643 and $1,972, respectively, for the six months ended June 30, 2016 and 2015, of which $1,643 and $1,096, respectively, was included in continuing operations as hotel and property operations expense. The initial fees incurred to enter into the franchise agreements are capitalized and amortized over the life of the franchise agreements.

Leases

The Company assumed land lease agreements at the time of purchase related to three hotels owned at June 30, 2016.  One lease requires monthly payments of the greater of $2 or 5% of room revenue and is associated with a property held for sale at June 30, 2016. The second lease requires annual payments of $34, with approximately $3 increases every five years throughout 12 optional renewal periods. The third lease requires annual lease payments of $13 and is associated with a property held for sale at June 30, 2016.  Land lease expense totaled $30 and $28, respectively, for the three months ended June 30, 2016 and 2015, of which $26 and $24 was included in continuing operations as hotel and property operations expense.    Land lease expense totaled $53 and $51, respectively, for the six months ended June 30, 2016 and 2015, of which $45 and $43 was included in continuing operations as hotel and property operations expense.

The Company entered into office lease agreements in May of 2010 and December of 2011, each of which matures in 2016 with the option to renew an additional five years.  In March 2016, the Company entered into a new office lease to replace one of these expiring office leases; the lease is a five year lease with rent not significantly different than that of the expiring lease.  Effective June 1, 2016, the Company also entered into an additional new office lease with a 39 month lease term and monthly payments averaging $6.  Office lease expense totaled $48 and $40 in the three months ended June 30, 2016 and 2015, respectively, and $94 and $80 in the six months ended June 30, 2016 and 2015, respectively, and is included in general and administrative expense.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 14. SUBSEQUENT EVENTS

Acquisitions

As discussed in the Company’s Current Report on Form 8-K dated July 26, 2016, on that date the Company entered into a joint venture to acquire a 254-room Aloft hotel in downtown Atlanta, Georgia.  Condor owns 80% of the joint venture, and its joint venture partner, Three Wall Capital LLC (“TWC”), owns the remaining 20% of the joint venture.  The purchase price for the hotel is $43,550.  The name of the joint venture is Spring Street Hotel Property II LLC (“Spring Street JV”).

The Company contributed $1,000 to Spring Street JV on July 26, 2016 and will contribute approximately $7,600 to Spring Street JV upon the closing of the acquisition of the hotel, in exchange for an 80% equity interest in Spring Street JV.  TWC contributed $250 to Spring Street JV and will contribute approximately $1,900 to Spring Street JV upon the closing of the acquisition of the hotel, in exchange for a 20% equity interest in Spring Street JV. The Company anticipates that approximately $33,750 of the purchase price will be finished with a mortgage loan.

The closing of the acquisition of the hotel is subject to customary closing conditions including accuracy of representations and warranties and compliance with covenants and obligations. The closing is expected to occur in the third quarter of 2016.

Dispositions

The Company sold the 64-room Super 8 in Pittsburgh, Kansas on August 5, 2016 for gross proceeds of $1,620. After repayment of the associated loan, proceeds from this sale will be used to fund future acquisitions and for general corporate purposes.

Dividends Declared

On July 11, 2016, the Board of Directors declared a common stock dividend of $0.01 per share.  This dividend was paid on August 3, 2016 to shareholders of record on July 22, 2016.  This represents the first common stock dividend declared by the Company since 2009.

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

Background

Condor Hospitality Trust, Inc. (“CDOR,” “Condor,” or the “Company”), which until July 15, 2015 was formerly named Supertel Hospitality, Inc., was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014.  CDOR is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of June 30, 2016, the Company owned 31 hotels, representing

2,631 rooms, in 16 states.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Supertel Limited Partnership and its subsidiaries (“SLP”), for which we serve as general partner. As of June 30, 2016, we owned an approximate 97.9% ownership interest in SLP.  In the future, SLP may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

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

Overview

The Company continues to make significant progress on its strategic repositioning.  In the second quarter of 2016, the Company completed the redemption of its Series A and Series B Preferred Stock, closed on the disposition of seven non-core hotels, declared a common dividend, and announced a joint venture to acquire the Aloft Atlanta in downtown Atlanta, Georgia.  These important accomplishments are further detailed below.

Preferred Stock Redemption: On April 15, 2016, the Company used a portion of the proceeds from the $30.0 million Series D capital raise completed in the first quarter of 2016 to redeem for cash all outstanding Series A and Series B Preferred Stock, including all unpaid accrued dividends.  The aggregate redemption price was approximately $20.2 million.  The Company plans to use the remaining $8.8 million of net proceeds from the capital raise to acquire high-quality, premium branded select service hotels.

7 Non-Core Assets Sold: In the second quarter of 2016, the Company continued to successfully dispose of legacy assets at attractive valuations.  In addition to the four hotels sold in the first quarter of 2016 with gross proceeds totaling $9.4 million, the Company sold one legacy asset in April 2016 for gross proceeds of $1.725 million, five legacy assets in May 2016 for gross proceeds totaling $12.759 million, and one legacy asset in June 2016 for gross proceeds of $2.15 million.  The Company plans to dispose of 20 legacy hotels, including the 11 closed dispositions aforementioned, in 2016 and will to utilize the net proceeds to continue to strategically reposition the portfolio.

Common Dividend Declared: On July 11, 2016, the Board of Directors declared a common stock dividend of $0.01 per share.  This dividend was paid on August 3, 2016 to shareholders of record on July 22, 2016.  This represents the first common stock dividend declared by the Company since 2009.

Joint Venture Announced:  Subsequent to the second quarter end, on July 26, 2016, the Company entered into a joint venture to acquire a 254-room Aloft hotel in downtown Atlanta, Georgia.  Condor will own 80% of the joint venture, and its joint venture partner, Three Wall Capital LLC (“TWC”), will own the remaining 20% of the joint venture.  The purchase price for the hotel is $43.55 million.  The closing of the acquisition of the hotel is subject to customary closing conditions including accuracy of representations and warranties and compliance with covenants and obligations.

As expected, the U.S. lodging industry exhibited continued stabilization and improvement in the second quarter of 2016, albeit at more modest growth levels as compared to 2015.  Industry-wide occupancy has exceeded the peak occupancy levels in the previous cycle, which may enable hotel operators to increase ADR.  Gains in ADR and stable occupancy levels will lead to continued growth in RevPAR.  While we remain optimistic on the strength of lodging fundamentals, the volatile global economy, weaker corporate profit outlooks, slowing job gains, and an unpredictable U.S. political environment give us concern on the potential impact these factors may have on the continued strength of the lodging industry.  That being said, we remain confident in our ability to continue to achieve the strategic turnaround of the Company and remain encouraged by our many successes year-to-date.  We are especially proud of our ability to declare and pay a dividend to our common shareholders for the first time since 2009.

The Company details factors that are outside of its control and that may negatively effect its performance in the “Risk Factors” section of its Annual Report on Form 10-K for the year ended December 31, 2015 and other documents that may be filed with the SEC in the future.  We encourage our investors to become familiar with these risk factors.  The Company continues to closely monitor lodging industry fundamentals, the performance of its portfolio, its third-party managers, and its general performance, in an effort to accomplish its stated mission of providing attractive total returns in the lodging sector to its investors

The Company details factors that are outside of its control and that may negatively effect its performance in the “Risk Factors” section of its Annual Report on Form 10-K for the year ended December 31, 2015 and other documents that may be filed with the SEC in the future.  We encourage our investors to become familiar with these risk factors.  The Company continues to closely monitor lodging industry fundamentals, the performance of its portfolio, its third-party managers, and its general performance, in an effort to accomplish its stated mission of providing attractive total returns in the lodging sector to its investors.

Hotel Property Portfolio and Activity

The following table sets forth certain information with respect to the hotels owned by us as of June 30, 2016:

Location	Rooms	Location	Rooms
Florida		Maryland
Key Largo, Key West Inns	40	Dowell, Hilton Garden Inn	100
Jacksonville, Courtyard by Marriott (3)	120	Solomons, Quality Inn	59

Georgia		Montana
Atlanta, Savannah Suites (1) (2)	164	Billings, Super 8	106
Atlanta, Hotel Indigo (3)	142
		North Carolina
Indiana		Shelby, Comfort Inn (2)	76
Fort Wayne, Comfort Suites	127
Lafayette, Comfort Suites	62	Pennsylvania
Marion, Comfort Suites (2)	62	New Castle, Comfort Inn (2)	79
South Bend, Comfort Suites	135
Warsaw, Comfort Inn & Suites	71	South Dakota
		Sioux Falls (Airport), Days Inn (1) (2)	86
Iowa
Burlington, Super 8 (2)	62	Texas
Creston, Super 8 (2)	121	San Antonio, SpringHill Suites (3)	116
Creston, Supertel Inn (2)	41
Mt. Pleasant, Super 8 (2)	55	Virginia
		Farmville, Comfort Inn	51
Kansas		Farmville, Days Inn (2)	59
Pittsburg, Super 8 (2)	64	Rocky Mount, Comfort Inn (2)	61

Kentucky		West Virginia
Danville, Quality Inn (2)	63	Morgantown, Quality Inn	81
Glasgow, Comfort Inn (2)	60	Princeton, Quality Inn	50
Harlan, Comfort Inn (1) (2)	61
		Wisconsin
Louisiana		Menomonie, Super 8 (2)	81
Bossier City, Days Inn (2)	176
		Total Rooms	2,631

(1)	This property is subject to a long-term ground lease.
(2)	This property is considered held for sale at June 30, 2016.
(3)	This property was newly acquired in the fourth quarter of 2015.

All of our properties are encumbered by either our revolving credit agreement or by mortgage debt at June 30, 2016.

Consistent with our strategic repositioning, the following hotel sales were executed in the six months ended June 30, 2016:

			Condor	Number of	Gross proceeds
Date of sale	Location	Brand	lender	rooms	(in thousands)
01/04/16	Kirksville, MO	Super 8	Great Western	61	$1,525
01/07/16	Lincoln, NE	Super 8	Great Western	133	2,800
01/08/16	Greenville, SC	Savannah Suites	GE Capital	170	2,700
03/30/16	Portage, WI	Super 8	Morgan Stanley	61	2,375
04/22/16	O'Neill, NE	Super 8	Morgan Stanley	72	1,725
05/10/16	Culpeper, VA	Quality Inn	Morgan Stanley	49	2,200
05/19/16	Storm Lake, IA	Super 8	Morgan Stanley	59	2,800
05/24/16	Cleveland, TN	Clarion	Morgan Stanley	59	2,231
05/26/16	Iowa City, IA	Super 8	Morgan Stanley	84	3,375
05/27/16	Keokuk, IA	Super 8	Morgan Stanley	61	2,153
06/06/16	Chambersburg, PA	Comfort Inn	Morgan Stanley	63	2,150
			Total	872	$26,034

Net proceeds, after expenses and debt repayment, totaled $4.6 million and $8.4 million in the three and six months ended June 30, 2016, respectively. In the three months ended June 30, 2015, 3 hotels with 341 rooms were sold for gross proceeds of $9.3 million, and net proceeds, after expenses and debt repayment, of $3.5 million.  In the six months ended June 30, 2015, 7 hotels with 637 rooms were sold for gross proceeds of $16.8 million, and net proceeds, after expenses and debt repayment, of $4.4 million

Based on the criteria discussed in the footnotes to the consolidated financial statements, as of June 30, 2016, the Company had 17 hotels classified as held for sale. At March 31, 2016, the Company had 13 hotels held for sale and during the three months ended June 30, 2016 sold seven properties and classified 11 additional hotels as held for sale. At December 31, 2015, the Company had 16 hotels held for sale and during the six months ended June 30, 2016 sold 11 properties and classified 12 additional hotels as held for sale.

As discussed in the footnotes to the consolidated financial statements, as of October 1, 2014 we adopted ASU 2014-08 which changes the criteria for reporting a discontinued operation such that only disposals representing a strategic shift in operations should be presented as discontinued operations subsequent to adoption.  None of the hotels reclassified as held for sale since the Company’s adoption of ASU 2014-08 on October 1, 2014 represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  As a result, only hotels classified as held for sale prior to October 1, 2014, one of which remains unsold at June 30, 2016, are included in discontinued operations with all other hotels, including those subsequently sold or classified as held for sale, reported in continuing operations. For the three months ended June 30, 2016 and 2015, the results of 37 and 46 hotels, respectively, were included in continuing operations and the results of one and six hotels, respectively, were included in discontinued operations.  For the six months ended June 30, 2016 and 2015, the results of 40 and 46 hotels, respectively, were included in continuing operations and the results of two and 10 hotels, respectively, were included in discontinued operations.

Operating Performance Metrics

The following table presents our RevPAR,  ADR, and occupancy for our same store operations.  The comparisons for same store operations include all of our hotels owned as of June 30, 2016 with the exception of the three hotels we acquired in October 2015 (28 hotels included in same store results, 11 of which are considered held for use (“HFU”) and 17 of which are considered held for sale (“HFS”).  All hotels included in same store operations were owned throughout each of the periods presented.  The performance metrics for three hotels acquired in 2015 represent post-acquisition operations only and are separately presented.

	Three months ended June 30,
	2016			2015
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Same store HFU	65.86%	$85.69	$56.44	66.84%	$85.95	$57.45
Same store HFS	64.45%	$62.47	$40.26	70.12%	$59.74	$41.89
Total same store	65.00%	$71.70	$46.60	68.84%	$69.71	$47.98

Acquisitions	74.75%	$116.15	$86.82	-	$-	$-

	Six months ended June 30,
	2016			2015
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Same store HFU	60.69%	$85.84	$52.09	63.90%	$82.85	$52.94
Same store HFS	58.15%	$60.41	$35.12	65.47%	$57.66	$37.75
Total same store	59.14%	$70.60	$41.75	64.85%	$67.38	$43.70

Acquisitions	75.78%	$114.22	$86.56	-	$-	$-

In the same store HFU portfolio of hotels, RevPAR decreased 1.8% from the second quarter of 2015 to the second quarter of 2016, driven by a decrease in occupancy of 1.5% and a slight decrease in ADR of 0.3%.  In this same portfolio, RevPar decreased 1.6% between the year to date periods ended June 30, 2016 and 2015, also driven by a decrease in occupancy of 5.0% which was partially offset by an increase in ADR of 3.6%.  In our legacy hotel portfolio, the decreases in occupancy between the periods were driven by market challenges facing these hotels as a result of declines in the oil and gas, rail, and fracking industries. This decrease in occupancy is most pronounced in the year to date results as the summer travel season, with its increased leisure, transient, and construction travel, favorably impacts our hotels beginning in the second quarter annually. Despite these occupancy challenges, in the latter half of 2015 and in 2016, the Company has focused on increasing ADR as is evident in the year to date ADR increase.

Results of Operations

Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015 (in thousands)

	Three months ended June 30,
	2016			2015
	Continuing operations	Discontinued operations	Total	Continuing operations	Discontinued operations	Total	Continuing operations variance
Revenue	$13,815	$339	$14,154	$16,364	$962	$17,326	$(2,549)
Hotel and property operations expense	(9,571)	(316)	(9,887)	(11,337)	(656)	(11,993)	1,766
Depreciation and amortization expense	(1,289)	-	(1,289)	(1,257)	-	(1,257)	(32)
General and administrative expense	(1,277)	-	(1,277)	(1,347)	-	(1,347)	70
Acquisition and terminated transactions expense	(53)	-	(53)	(17)	-	(17)	(36)
Net gain (loss) on disposition of assets	8,858	(2)	8,856	(135)	725	590	8,993
Net gain (loss) on derivatives and convertible debt	162	-	162	(4,710)	-	(4,710)	4,872
Other income	23	-	23	31	-	31	(8)
Interest expense	(1,228)	(21)	(1,249)	(1,490)	(54)	(1,544)	262
Loss on extinguishment of debt	(976)	-	(976)	-	-	-	(976)
Impairment (loss) recovery	(121)	-	(121)	(3,053)	75	(2,978)	2,932
Income tax expense	-	-	-	-	-	-	-
Net earnings (loss)	$8,343	$-	$8,343	$(6,951)	$1,052	$(5,899)	$15,294

Revenue

Revenue from continuing operations between the periods decreased by $2,549, or 15.6%, between the periods.  Revenue from newly acquired properties in the three months ended June 30, 2016 totaled $3,277 while revenue decreased by $5,693 as a result of decreased revenue from held for sale and sold properties included in continuing operations between the periods.  Revenue related to held for use properties decreased by $133 as a result of the decreased RevPAR on these properties discussed above.

Expenses

Hotel and property operations expense from continuing operations decreased by $1,766, which was driven by decreased expenses from held for sale or sold properties included in continuing operations of $3,750 between the periods which was partially offset by expenses from newly acquired properties of $2,036 in the three months ended June 30, 2016.  Hotel and property operations expenses on other held for use assets remained relatively stable, decreasing by $52.  In totality, hotel and operations expenses from continuing operations remained a consistent percentage of total revenue at 69.3% between the periods, with the higher margins we are earning on our 2015 acquisitions being offset by lower margins earned on our legacy hotels due largely to wage increases resulting from current labor market conditions that took effect in the last half of 2015.

Interest expense from continuing operations decreased by $262 between the periods as a result of a net decrease in the size of the Company’s hotel portfolio which was encumbered by debt.  Additionally, interest expense was favorably impacted by a decrease in the weighted average interest rate on total long-term debt outstanding between the periods, from 5.82% at June 30, 2015 to 5.16% at June 30, 2016, as a result of debt repaid upon the sale of properties and debt refinancings between the periods.  Depreciation expense from continuing operations remain stable between the periods, increasing by $32, with depreciation on our newly acquired properties offsetting decreases in depreciation resulting from sold and held for sale properties.

The $70 decrease in general and administrative expense was driven by one-time costs incurred in the second quarter of 2015 related to legal and compensation costs associated with a change in executive officers.

Acquisition and terminated transaction costs will fluctuate period to period based on our acquisition activities.  Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as transactions that were terminated during the year.  The increase in these expenses in 2016 of $36 was a result of increased activity by management to review potential future transactions.

Dispositions

In the three months ended June 30, 2016, seven hotels were sold with gains totaling $8,886. In the three months ended June 30, 2015, one hotel was sold with a gain of $727 and two hotels were sold that had been previously impaired and as such had no gains.

Net Gain (Loss) on Derivatives and Convertible Debt

In the three months ended June 30, 2016, the gain on derivatives and convertible debt was driven by a $208 decrease in the value attributed to the convertible debt entered into on March 16, 2016 due to a decrease in stock price from the prior quarter end.  In the three months ended June 30, 2015, the loss on derivatives and convertible debt were driven by a decrease in fair value of derivatives that was primarily a result of a decrease in the Company’s stock price, which in turn decreased the value assigned to the conversion feature of the Series C Preferred Stock and the outstanding common stock warrants.

Loss on Extinguishment of Debt

The loss on the extinguishment of debt increased between the periods as a result of significant prepayment penalties incurred in 2016 upon the disposal of a properties encumbered by the Company’s Morgan Stanley debt.

Impairment Losses

In the three months ended June 30, 2016, we incurred $121 of impairment losses, all of which was included in continuing operations. In the three months ended June 30, 2015, we incurred impairment losses totaling $2,978, of which $3,053 was in continuing operations and a recovery of $75 was in discontinued operations.  All impairments recognized in both periods related either to hotels held for sale or sold at some point during the periods.

Income Tax Expense

As of June 30, 2016 and 2015 and throughout the three months then ended, a full valuation allowance was recorded against the Company’s net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded in the three months ended June 30, 2016 or 2015.  Management believes the combined federal and state income tax rate for the TRS will be approximately 38% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015 (in thousands)

	Six months ended June 30,
	2016			2015
	Continuing operations	Discontinued operations	Total	Continuing operations	Discontinued operations	Total	Continuing operations variance
Revenue	$25,991	$673	$26,664	$28,710	$2,714	$31,424	$(2,719)
Hotel and property operations expense	(18,978)	(626)	(19,604)	(21,325)	(1,907)	(23,232)	2,347
Depreciation and amortization expense	(2,698)	-	(2,698)	(2,737)	-	(2,737)	39
General and administrative expense	(2,725)	-	(2,725)	(2,732)	-	(2,732)	7
Acquisition and terminated transactions expense	(147)	-	(147)	(17)	-	(17)	(130)
Net gain (loss) on disposition of assets	12,226	678	12,904	(122)	1,662	1,540	12,348
Net gain (loss) on derivatives and convertible debt	6,279	-	6,279	113	-	113	6,166
Other income	2	-	2	126	-	126	(124)
Interest expense	(2,536)	(46)	(2,582)	(3,017)	(200)	(3,217)	481
Loss on extinguishment of debt	(1,149)	-	(1,149)	(7)	-	(7)	(1,142)
Impairment (loss) recovery	(914)	-	(914)	(3,830)	120	(3,710)	2,916
Income tax expense	-	-	-	-	-	-	-
Net earnings (loss)	$15,351	$679	$16,030	$(4,838)	$2,389	$(2,449)	$20,189

Revenue

Revenue from continuing operations decreased by $2,719, or 9.5%, between the periods.  Revenue from newly acquired properties in the six months ended June 30, 2016 totaled $6,514 and revenue from our other held for use assets decreased by $194 which was the result of the decrease in same store RevPAR for held for use hotels discussed above.  Revenue from held for sale and sold properties included in continuing operations decreased by $9,039 driven by property sales during and between the periods presented.

Expenses

Hotel and property operations expense from continuing operations decreased by $2,347, which was driven by decreased expenses from held for sale or sold properties included in continuing operations of $6,688 between the periods which was partially offset by expenses from newly acquired properties of $4,083 in the six months ended June 30, 2016.  Hotel and property operations expenses on other held for use assets remained relatively stable, increasing $258.  In totality, hotel and operations expenses from continuing operations decreased as a percentage of revenue by 1.3% between the periods because the legacy hotels that remain in our portfolio and our 2015 acquisitions have higher operating margins than the hotels that were sold during and between the periods.

Interest expense from continuing operations and depreciation expense from continuing operations decreased by $481 and $39, respectively, between the periods as a result of a net decrease in the size of the Company’s hotel portfolio.  Additionally, interest expense was favorably impacted by a decrease in the weighted average interest rate on total long-term debt outstanding between the periods, from 5.82% at June 30, 2015 to 5.16% at June 30, 2016, as a result of debt repaid upon the sale of properties and debt refinancings between the periods.

The general and administrative expense was stable between the periods, decreasing in totality by $7.

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

Dispositions

In the six months ended June 30, 2016, 11 hotels were sold with gains totaling $12,945. In the six months ended June 30, 2015, two hotels were sold with gains totaling $1,666 and five hotels were sold that had been previously impaired and as such had no gains.

Net Gain on Derivatives and Convertible Debt

The change in gain (loss) on derivatives and convertible debt was driven by changes in the fair value of the derivative liabilities between the periods. In both periods, decreases in fair value of derivatives were primarily a result of a decreases in the Company’s stock price, which in turn decreased the value assigned to the conversion feature of the Series C Preferred Stock and the outstanding common stock warrants.  In the six months ended June 30, 2016, this gain was partially offset by a loss of $179 on the fair value of the convertible debt entered into on March 16, 2016 due to an increase in stock price from the date that note was entered into to June 30, 2016.

Loss on Extinguishment of Debt

The loss on the extinguishment of debt increased between the periods as a result of significant prepayment penalties incurred upon the disposal of properties encumbered by the Company’s Morgan Stanley debt.

Impairment Losses

In the six months ended June 30, 2016, we incurred $914 of impairment losses, all of which was included in continuing operations. In the six months ended June 30, 2015, we incurred impairment losses totaling $3,710, of which $3,830 was in continuing operations and a recovery of $120 was in discontinued operations.  All impairments recognized in both periods related either to hotels held for sale or sold at some point during the periods.

Income Tax Expense

As of June 30, 2016 and 2015 and throughout the three months then ended, a full valuation allowance was recorded against the Company’s net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded in the three months ended June 30, 2016 or 2015.  Management believes the combined federal and state income tax rate for the TRS will be approximately 38% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

Non-GAAP Financial Measures

Non-GAAP financial measures are measures of our historical financial performance that are different from measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We report Funds from Operations (“FFO”), Adjusted FFO (“AFFO”), Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), Adjusted EBITDA, and Property Operating Income (“POI”) as non-GAAP measures that we believe are useful to investors as key measures of our operating results and which management uses to facilitate a periodic evaluation of our operating results relative to those of our peers.  Our non-GAAP measures should not be considered as an alternative to U.S. GAAP net earnings (loss) or operating income as an indication of financial performance or to U.S. GAAP cash flows from operating activities as a measure of liquidity.  Additionally, these measures are not indicative of funds available to fund cash needs or our ability to make cash distributions as they have not been adjusted to consider cash requirements for capital expenditures, property acquisitions, debt service obligations, or other commitments.

Funds from Operations (“FFO”) & Adjusted FFO (“AFFO”)

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net earnings (loss) computed in accordance with GAAP, excluding gains or losses from sales of real estate assets, impairment, and the depreciation and amortization of real estate assets.  FFO is calculated both for the Company in total and as FFO attributable to common shareholders, which is FFO excluding earnings or loss attributable to noncontrolling interests and preferred stock dividends.

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

The following table reconciles net earnings (loss) to FFO and AFFO for the three and six months ended June 30, 2016 and 2015 (in thousands). All amounts presented include both continuing and discontinued operations.

	Three months ended		Six months ended
	June 30,		June 30,
Reconciliation of Net earnings (loss) to FFO and AFFO	2016	2015	2016	2015
Net earnings (loss)	$8,343	$(5,899)	$16,030	$(2,449)
Depreciation and amortization expense	1,289	1,257	2,698	2,737
Net gain on disposition of assets	(8,856)	(590)	(12,904)	(1,540)
Impairment loss	121	2,978	914	3,710
FFO	897	(2,254)	6,738	2,458
(Loss) earnings attributable to noncontrolling interests	(178)	284	(567)	3
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(1,057)	(902)	(18,797)	(1,793)
FFO available to common shareholders	(338)	(2,872)	(12,626)	668
Net (gain) loss on derivatives and convertible debt	(162)	4,710	(6,279)	(113)
Acquisition and terminated transactions expense	53	17	147	17
AFFO available to common shareholders	$(447)	$1,855	$(18,758)	$572

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA

We calculate EBITDA and Adjusted EBITDA by adding back to net earnings (loss) certain non-operating expenses and certain non-cash charges which are based on historical cost accounting that we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods. In calculating EBITDA, we add back to net earnings (loss) interest expense, loss on debt extinguishment, income tax expense, and depreciation and amortization expense. In calculating Adjusted EBITDA, we adjust EBITDA to add back net gain/loss on disposition of assets and acquisition and terminated transactions expense, which are cash charges. We also add back impairment and gain or loss on derivatives and convertible debt, which are non-cash charges. Our current calculation of EBITDA varies from that presented in filings prior to the December 31, 2015 Form 10-K as EBITDA was historically calculated based on net earnings (loss) attributable to common shareholders with preferred dividends and noncontrolling interest added back only to Adjusted EBITDA.  EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

We believe EBITDA and Adjusted EBITDA to be useful additional measures of our operating performance, excluding the impact of our capital structure (primarily interest expense), our asset base (primarily depreciation and amortization expense), and other items we do not believe are representative of the results from our core operations.

The following table reconciles net earnings (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 (in thousands). All amounts presented include both continuing and discontinued operations.

	Three months ended		Six months ended
	June 30,		June 30,
Reconciliation of Net earnings (loss) to EBITDA and Adjusted EBITDA	2016	2015	2016	2015
Net earnings (loss)	$8,343	$(5,899)	$16,030	$(2,449)
Interest expense	1,249	1,544	2,582	3,217
Loss on debt extinguishment	976	-	1,149	7
Income tax expense	-	-	-	-
Depreciation and amortization expense	1,289	1,257	2,698	2,737
EBITDA	11,857	(3,098)	$22,459	$3,512
Net gain on disposition of assets	(8,856)	(590)	(12,904)	(1,540)
Impairment loss	121	2,978	914	3,710
Net (gain) loss on derivatives and convertible debt	(162)	4,710	(6,279)	(113)
Acquisition and terminated transactions expense	53	17	147	17
Adjusted EBITDA	$3,013	$4,017	$4,337	$5,586

Property Operating Income (“POI”)

We calculate POI as room rentals and other hotel services revenue less hotel and property operating expenses.  We believe POI is helpful to investors as it better communicates the comparability of our hotels’ operating results for all of the Company’s hotel properties.  POI as presented below includes both continuing and discontinued operations.

The following table reconciles operating income to POI for the three and six months ended June 30, 2016 and 2015 (in thousands). All amounts presented include only continuing operations unless otherwise noted.

	Three months ended		Six months ended
	June 30,		June 30,
Reconciliation of Operating income to POI	2016	2015	2016	2015
Operating income	$1,625	$2,406	$1,443	$1,899
Depreciation and amortization expense	1,289	1,257	2,698	2,737
General and administrative expense	1,277	1,347	2,725	2,732
Acquisition and terminated transactions expense	53	17	147	17
Room rentals and property operations revenue, discontinued operations	339	962	673	2,714
Hotel and property operating expense, discontinued operations	(316)	(656)	(626)	(1,907)
POI	$4,267	$5,333	$7,060	$8,192

Liquidity and Capital Resources

Liquidity Requirements

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our revolving credit agreement with Great Western Bank, and the release of restricted cash upon the satisfaction of usage requirements.  At June 30, 2016, the Company had $19.0 million of cash and cash equivalents on hand and $2.4 million of unused availability under its revolving credit agreement.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code. We expect to invest approximately $3.5 million to $5.0 million in capital expenditures related to hotel properties we currently own through September 30, 2017.

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

Prior to the consideration of any asset sales or our ability to refinance debt subsequent to June 30, 2016, contractual principal payments on our debt outstanding, including normal amortization, total $12.9 million through September 30, 2017, including the February 1, 2017 maturity of one of our WAB loans with a balance at June 30, 2016 of $10.6 million. This and certain of our other loans, previously owned by GE Capital Franchise Finance Corporation (“GE”), were sold to Western Alliance Bank (“WAB”) in April 2016 and we now refer to them as our WAB loans.  Prior to its maturity, the Company anticipates refinancing the WAB loan with the existing lender or another lender. As a result of our improved financial condition and the terms of the lending arrangements we have entered into in recent periods, we believe we will be able to refinance this debt on similar or perhaps more favorable terms. However, notwithstanding our perception, we may not be successful in our efforts to refinance or repay our maturing debt.

Additionally, at June 30, 2016, we have 17 hotels held for sale which, if sold, we believe will generate approximately $20.0 million in net proceeds after debt repayment.  Over the last five years, we have sold 76 hotels. Although it is management’s plan to use net proceeds after debt repayment from future asset sales to fund future acquisitions, if necessary the Company believes that cash generated from asset dispositions will be sufficient to fund any shortfalls associated with future debt maturities.  However, with respect to future hotel sales, we cannot predict whether we will be able to find buyers for identified assets at prices and other terms acceptable to us, whether potential buyers will be able to secure financings, and the length of time needed to find a buyer and to close the sale of a property.

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $2.2 million and $2.7 million for the six months ended June 30, 2016 and 2015, respectively.  The decrease in operating cash flows was driven by a decrease in cash basis net income of $0.8 million which was partially offset by differences in the changes in operating assets and liabilities between the periods, none of which were individually significant.

Cash provided by Investing Activities.  Our cash provided by investing activities was $24.0 million and $14.9 million for the six months ended June 30, 2016 and 2015, respectively.  The increase in these cash flows in 2016 was the result of increased proceeds from the sale of properties of $8.8 million and a net increase in cash received from capital expenditure escrows of $1.0 million.

Cash used in Financing Activities.  Our cash used in financing activities was $12.1 million and $13.6 million for the six months ended June 30, 2016 and 2015, respectively.  This increase in cash flows was primarily related to cash received in the first quarter of 2016 related to the Series D Preferred Stock issuance less cash used to redeem the Series A and B Preferred Stock and cash dividends paid on the Series C and Series D Preferred Stock, which together had a net impact to financing cash flows of $6.1 million. This increase was partially offset by increased principal payments on long-term and revolving debt of $3.5 million between the periods primarily as a result of increased debt repayments required upon the sale of hotel properties and prepayment penalties of $0.9 million paid in 2016 upon the sale of properties encumbered by a specific loan.

Outstanding Indebtedness

During the three and six months ended June 30, 2016, net proceeds from the Company’s seven and 11 hotel sales, respectively, were used to pay off the associated loans totaling $10.6 million and $15.9 million, respectively, to reduce the balance of the revolving credit facility with Great Western Bank, and set aside to fund future acquisitions.  These dispositions, as well as adjustments required to remain in compliance with the required debt service ratio, decreased the total availability under the Great Western Bank revolver from $5.7 million at December 31, 2015 to $2.4 million at June 30, 2016.

At June 30, 2016, we had long-term debt of $53.7 million associated with assets held for use with a weighted average term to maturity of 2.6 years and a weighted average interest rate of 5.09%.  Of this total, at June 30, 2016, $20.0 million was fixed rate debt with a weighted average term to maturity of 1.1 years and a weighted average interest rate of 5.94% and $33.7 million was variable rate debt with a weighted average term to maturity of 3.5 years and a weighted average interest rate of 4.59%.  At December 31, 2015, we had long-term debt of $55.1 million associated with assets held for use with a weighted average term to maturity of 3.1 years and a weighted average interest rate of 5.17%. Of this total, at December 31, 2015, $21.1 million was fixed rate debt with a weighted average term to maturity of 1.6 years and a weighted average interest rate of 5.91% and $34.0 million was variable rate debt with a weighted average term to maturity of 4.0 years and a weighted average interest rate of 4.71%.

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

	Held for sale	Held for use	Total
Remainder of 2016	$439	$755	$1,194
2017	11,413	20,221	31,634
2018	2,609	11,528	14,137
2019	60	571	631
2020	2,023	20,644	22,667
Total	$16,544	$53,719	$70,263

Financial Covenants

The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage and required loan-to-value and leverage ratios, and place certain restrictions on dividends.  As of June 30, 2016, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank and certain of our WAB facilities contain cross-default provisions which would allow Great Western Bank and WAB to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of June 30, 2016, we are not in default of any of our loans.

Contractual Obligations

Below is a summary of certain obligations that will require capital as of June 30, 2016 (in thousands):

		Payments due by period
Contractual obligations	Total	Remainder of Year 1	Years 2-3	Years 4-5	More than 5 years
Long-term debt including interest	$59,732	$2,138	$34,959	$22,635	$-
Land and office leases	474	102	214	127	31
Total contractual obligations	$60,206	$2,240	$35,173	$22,762	$31

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at June 30, 2016.
(2)	Primarily ground leases and corporate office leases.

The column titled “Remainder of Year 1” represents payments due for the remainder of 2016.  Long-term debt and land lease payments above include only amounts related to properties classified as held for use.  Future debt payments, including interest, related to the 17 held for sale properties that are expected to be sold in the next 12 months of $17.9 million and future obligations on three land leases related to held for sale properties totaling $4.7 million are not included in the table above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At June 30, 2016, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

There has been no material change in our market risk exposure subsequent to December 31, 2015.  At June 30, 2016, we have an interest rate swap in place which effectively locks the variable interest rate on our Huntington Bank debt (balance of $9.9 million) at 4.13% and an interest rate cap in place which caps the 30-day LIBOR interest rate on our Latitude debt (balance of $11.2 million) at 1%. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

At June 30, 2016, approximately 51% of our outstanding debt, excluding debt related to hotel properties held for sale, is subject to fixed interest rates or effectively locked with an interest rate swap, while 49% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at June 30, 2016 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $0.3 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (a) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures and (b) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1

Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 21, 2016).

10.1	Company 2016 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 15, 2016).

10.2

Hotel Management Agreement, dated June 29, 2016, by and between TRS Leasing, Inc., TRS Subsidiary, LLC and Kinseth Hotel Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 29, 2016)

10.3

Hotel Management Agreement, dated June 29, 2016, by and between TRS Leasing, Inc., TRS Subsidiary, LLC and K Partners Hospitality Group LP (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 29, 2016)

10.4

Hotel Management Agreement, dated June 29, 2016, by and between TRS Leasing, Inc., TRS Subsidiary, LLC, SPPR TRS Subsidiary, LLC, BMI Alexandria IRS Subsidiary, LLC, and Hospitality Management Advisors, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 29, 2016).

10.5

Hotel Management Agreement, dated June 29, 2016, by and between SPPR-Dowell TRS Subsidiary LLC and Cherry Cove Hospitality Management, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 29, 2016).

10.6

Hotel Management Agreement, dated June 29, 2016, by and among TRS Leasing, Inc., TRS Subsidiary, LLC and Strand Development Company, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 29, 2016).

10.7*

Second Amendment to Loan Agreement, dated as of April 15, 2016, between Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and U.S. Bank National Association, as Trustee for Morgan Stanley Bank of America Merrill Lynch Trust 2013-C7, Commercial Mortgage Pass-Through Certificates, Series 2013-C7.

10.8*	Limited Liability Company Agreement of Spring Street Hotel Property II LLC dated as of July 26, 2016
31.1*	Section 302 Certificate of Chief Executive Officer
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
August 8, 2016
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Jonathan Gantt
Jonathan Gantt
Senior Vice President and Chief Financial Officer