Form 10-Q
period 2016-09-30
CONDOR HOSPITALITY TRUST, INC.
filed 2016-11-08
CIK 929545

23
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

As of October 31, 2016 there were 4,956,835 shares of common stock, par value $.01 per share, outstanding.

Condor Hospitality Trust, Inc. and Subsidiaries

Table of Contents

PART I.  FINANCIAL INFORMATION

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	September 30,	December 31,
	2016	2015

Assets
Investment in hotel properties, net	$92,034	$93,794
Investment in unconsolidated joint venture	9,226	-
Cash and cash equivalents	11,355	4,870
Restricted cash, property escrows	3,490	3,776
Accounts receivable, net of allowance for doubtful accounts of $11 and $10	1,297	1,169
Prepaid expenses and other assets	2,473	1,832
Investment in hotel properties held for sale, net	19,089	36,905
Total Assets	$138,964	$142,346

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$6,796	$5,419
Derivative liabilities, at fair value	190	8,759
Convertible debt, at fair value	1,236	-
Long-term debt, net of deferred financing costs	52,683	55,776
Long-term debt related to hotel properties held for sale, net of deferred financing costs	10,900	30,235
Total Liabilities	71,805	100,189

Redeemable preferred stock:
10% Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $10,182 at December 31, 2015	-	7,662

Equity
Shareholders' equity
Preferred stock, 40,000,000 shares authorized:
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $9,485 at December 31, 2015	-	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000 shares outstanding, liquidation preference of $34,492 at December 31, 2015	-	30
6.25% Series D, 6,700,000 shares authorized, $.01 par value, 6,245,156 shares outstanding, liquidation preference of $62,452 at September 30, 2016	61,335	-
Common stock, $.01 par value, 200,000,000 shares authorized; 4,952,190 and 4,941,878 shares outstanding	49	49
Additional paid-in capital	118,580	138,387
Accumulated deficit	(115,440)	(105,858)
Total Shareholders' Equity	64,524	32,616
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $1,819 and $1,197	2,635	1,879
Total Equity	67,159	34,495

Total Liabilities and Equity	$138,964	$142,346

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue
Room rentals and other hotel services	$13,519	$15,895	$40,177	$45,320
Operating Expenses
Hotel and property operations	9,452	11,076	29,052	32,971
Depreciation and amortization	1,398	1,099	4,096	3,836
General and administrative	1,367	1,451	4,092	4,183
Acquisition and terminated transactions	228	177	375	194
Terminated equity transactions	-	180	-	180
Total operating expenses	12,445	13,983	37,615	41,364
Operating income	1,074	1,912	2,562	3,956
Net gain on disposition of assets	3,591	2,927	15,814	2,801
Equity in loss of joint venture	(54)	-	(54)	-
Net gain on derivatives and convertible debt	26	7,895	6,305	8,008
Other income (expense)	85	(4)	87	122
Interest expense	(1,127)	(1,137)	(3,704)	(4,194)
Loss on debt extinguishment	(399)	(104)	(1,548)	(111)
Impairment recovery (loss)	(343)	313	(1,257)	(3,517)
Earnings from continuing operations before income taxes	2,853	11,802	18,205	7,065
Income tax expense	-	-	-	-
Earnings from continuing operations	2,853	11,802	18,205	7,065
Gain from discontinued operations, net of tax	-	152	678	2,440
Net earnings	2,853	11,954	18,883	9,505
Earnings attributable to noncontrolling interest	(61)	(724)	(628)	(721)
Net earnings attributable to controlling interests	2,792	11,230	18,255	8,784
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(976)	(914)	(19,773)	(2,707)
Net earnings (loss) attributable to common shareholders	$1,816	$10,316	$(1,518)	$6,077

Earnings per Share
Continuing operations - Basic	$0.37	$2.06	$(0.44)	$0.79
Discontinued operations - Basic	-	0.03	0.13	0.46
Total - Basic Earnings per Share	$0.37	$2.09	$(0.31)	$1.25

Continuing operations - Diluted	$0.06	$0.12	$(0.44)	$(0.11)
Discontinued operations - Diluted	-	0.01	0.13	0.09
Total - Diluted Earnings per Share	$0.06	$0.13	$(0.31)	$(0.02)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Unaudited - In thousands)

	Nine months ended September 30, 2015
	Shares of preferred stock	Preferred stock	Shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2014	3,803	$38	4,693	$47	$137,900	$(118,983)	$19,002	$90	$19,092
Stock-based compensation	-	-	11	-	103	-	103	-	103
Long-term incentive plan	-	-	-	-	-	-	-	99	99
Issuance of common stock	-	-	228	2	344	-	346	-	346
Net earnings	-	-	-	-	-	8,784	8,784	721	9,505
Balance at September 30, 2015	3,803	$38	4,932	$49	$138,347	$(110,199)	$28,235	$910	$29,145

	Nine months ended September 30, 2016
	Shares of preferred stock	Preferred stock	Shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	3,803	$38	4,942	$49	$138,387	$(105,858)	$32,616	$1,879	$34,495
Stock-based compensation	-	-	10	-	100	-	100	-	100
Long-term incentive plan	-	-	-	-	-	-	-	128	128
Common stock dividends declared ($0.04 per share)	-	-	-	-	-	(198)	(198)	-	(198)
Series D Preferred dividends declared	-	-	-	-	-	(2,115)	(2,115)	-	(2,115)
Redemption of Series A and B Preferred Stock	(803)	(8)	-	-	(7,390)	(5,107)	(12,505)	-	(12,505)
Exchange of Series C Preferred and issuance of Series D Preferred Stock	3,245	61,305	-	-	(12,517)	(20,417)	28,371	-	28,371
Net earnings	-	-	-	-	-	18,255	18,255	628	18,883
Balance at September 30, 2016	6,245	$61,335	4,952	$49	$118,580	$(115,440)	$64,524	$2,635	$67,159

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$18,883	$9,505
Adjustments to reconcile net earnings to net cash provided by operating activities:		-
Depreciation and amortization expense	4,096	3,836
Net gain on disposition of assets	(16,495)	(4,466)
Net gain on derivatives and convertible debt	(6,305)	(8,008)
Equity in loss of joint venture	54	-
Amortization of deferred financing costs	492	600
Loss on extinguishment of debt	1,548	111
Impairment loss	1,257	3,397
Stock-based compensation and long term incentive plan expense	228	202
Amortization of warrant issuance cost	12	43
Changes in operating assets and liabilities:
(Increase) decrease in assets	(687)	16
Increase in liabilities	1,038	887
Net cash provided by operating activities	4,121	6,123

Cash flows from investing activities:
Additions to hotel properties	(2,784)	(2,912)
Investment in joint venture	(9,280)	-
Deposits for franchise fees and hotel acquisitions	(288)	(370)
Proceeds from sale of hotel assets	33,374	39,828
Net changes in capital expenditure escrows	709	(206)
Net cash provided by investing activities	21,731	36,340

Cash flows from financing activities:
Deferred financing costs	(29)	(512)
Principal payments on long-term debt	(23,026)	(30,854)
Proceeds from long-term debt	-	8,300
Payments on revolving debt	(10,238)	(30,796)
Proceeds from revolving debt	10,131	25,803
Debt early extinguishment penalties	(1,268)	-
Series D Preferred Stock issuance	28,884	-
Series A and B Preferred Stock redemption, including accumulated dividends	(20,167)	-
Cash dividends paid to common shareholders	(49)	-
Cash dividends paid to Series C and D Preferred shareholders	(3,598)	-
Proceeds from common stock issued in rights offering	-	346
Other items	(7)	-
Net cash used in financing activities	(19,367)	(27,713)

Increase in cash and cash equivalents	6,485	14,750
Cash and cash equivalents, beginning of period	4,870	173
Cash and cash equivalents, end of period	$11,355	$14,923

Supplemental cash flow information:
Interest paid	$3,312	$3,941

Schedule of noncash investing and financing activities:
In kind dividends deemed on preferred stock	$20,218	$-

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“CDOR,” “Condor,” or the “Company”), which until July 15, 2015 was formerly named Supertel Hospitality, Inc., was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. CDOR is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of September 30, 2016, the Company owned 28 hotels in 14 states, including one hotel owned through an 80% interest in an unconsolidated joint venture (“Atlanta JV”).

Condor, through its wholly owned subsidiary, Condor Hospitality REIT Trust (formerly Supertel Hospitality REIT Trust), owns a controlling interest in Condor Hospitality Limited Partnership (“CHLP”) (formerly Supertel Limited Partnership).  CHLP, including its various subsidiary partnerships, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of 20 properties held by TRS Leasing, Inc.) and conducts all of its operations. At September 30, 2016, the Company owned 97.9% of the partnership operating units (“partnership units”) of CHLP with the remaining partnership units owned by other limited partners and long-term incentive plan unit holders. The Company’s 100% owned E&P Financing Limited Partnership no longer owns any assets or conducts any operations following the sale of its last remaining property in January 2016.

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required by the Internal Revenue Service (“IRS”) for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels.  Therefore, CHLP and its subsidiaries lease our hotel properties to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc., and its wholly owned subsidiaries (the “TRS”). The TRS in turn engages third-party eligible independent contractors to manage the hotels. CHLP, the TRS, and their respective subsidiaries are consolidated into the Company’s financial statements. References to “we,” “our,” and “us” herein refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

Historically, as a result of the geographic areas in which we operate, the operations of our hotels have been seasonal in nature.  Generally, occupancy rates, revenue, and operating income have been greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters annually.  The results of the hotels acquired in October 2015 and through our Atlanta JV in August 2016 (see Notes 2 and 3), because of their locations and chain scale, are expected to be less seasonal in nature than our legacy portfolio of assets.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company, as well as the accounts of CHLP and its subsidiaries and our wholly owned TRS and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investment in Joint Venture

If it is determined that we do not have a controlling interest in a joint venture, either through our financial interest in a variable interest entity (“VIE”) or through our voting interest in a voting interest entity (“VOE”) and we have the ability to provide significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliate as they occur, with losses limited to the extent of our investment in, advances to, and commitments to the investee. Pursuant to our Atlanta JV agreement, allocations of the profits and losses of our Atlanta JV may be allocated disproportionately to nominal ownership percentages due to specified preferred return rate thresholds.

On an annual basis or at interim periods if events and circumstances indicate that the investment may be impaired, the Company reviews the carrying value of its investment in unconsolidated joint venture to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary. The investment is considered impaired if its estimated fair value is less than the carrying amount of the investment and that impairment is other than temporary.

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

Historically, we have presented the results of operations of hotel properties that have been sold or are considered held for sale as discontinued operations in all periods presented.  In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 changed the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other significant disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations that have a major effect on an entity’s operations and financial results should be presented as discontinued operations subsequent to adoption. The Company adopted this pronouncement on October 1, 2014.  As a result of this adoption, only the operations of hotels meeting the criteria to be considered held for sale prior to October 1, 2014 are included in discontinued operations for all periods presented as no individual hotel disposition represents a strategic shift in operations or has a major effect on our operations or financial results.

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

At the end of each reporting period, if the fair value of a held for sale property less costs to sell is lower than the carrying value of the hotel, the Company will record an impairment loss.  Impairment losses on held for sale properties may be subsequently recovered up to the amount of the cumulative impairment losses taken while the property is held for sale should future revisions to fair value estimates be required.  If active marketing ceases or the property no longer meets the criteria to be classified as held for sale, the property is reclassified to held for use and measured at the lower of its (a) carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for use, or (b) its fair value at the date of the decision not to sell.

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

Taxable income from non-REIT activities managed through the TRS, which is taxed as a C-Corporation, is subject to federal, state, and local income taxes.  We account for the federal income taxes of our TRS using the asset and liability method.  Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of the TRS and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on the consideration of available evidence, including tax planning strategies and projections for future taxable income over the periods in which the remaining deferred tax assets are deductible.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not (defined as a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

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

With the exception of fixed rate debt (see Note 7) and other financial instruments carried at fair value, the carrying amounts of the Company’s financial instruments approximates their fair values due to their short-term nature or variable market-based interest rates.

Fair Value Option

Under U.S. GAAP, the Company has the irrevocable option to report most financial assets and financial liabilities at fair value on an instrument by instrument basis, with changes in fair value reported in net earnings.  This option was elected for the treatment of the Company’s convertible debt entered into on March 16, 2016 (see Note 6).

Recently Adopted Accounting Standards

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity, which clarifies certain of the criteria for determining whether derivative features in a hybrid financial instrument should be separately recognized.  ASU 2014-16 is effective for fiscal years beginning after December 15, 2015 and permits either a retrospective or cumulative effect transition method.  ASU 2014-16 was adopted by the Company on January 1, 2016 and was utilized in determining the accounting for the 6.25% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) issued in March 2016 (see Note 9).

In February 2015, the FASB issued ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance effecting both the VIE and VOE consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The Company adopted this standard on January 1, 2016 and concluded that CHLP now meets the criteria to be considered a VIE of which the Company is the primary beneficiary and, accordingly, the Company continues to consolidate CHLP. The Company’s sole significant asset is its investment in CHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of CHLP. All of the Company’s debt is an obligation of CHLP.  This ASU was also used in the determination of the accounting for the Atlanta JV entered into in August 2016 (see Note 3).

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  The Company adopted this standard on January 1, 2016 and presents all debt issuance costs, other than issuance costs related to its revolving credit facility, as a direct deduction from the carrying value of the debt liability. Adoption of this standard was applied retrospectively for all periods presented, effecting only the presentation of the balance sheet. The adoption of this standard did not have a material impact on the Company's financial position and had no impact on the results of operations or cash flows.  For the amounts of the reclassification, see Note 5.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The original updated accounting guidance was effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016, however, in July 2015, the FASB approved a one year delay of the effective date to fiscal years beginning after December 15, 2017.  As such, the standard will be effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

method. The Company has begun to evaluate each of its revenue streams under the new model.  Based on preliminary assessments, the Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes most existing lease guidance in U.S. GAAP when it becomes effective. ASU 2016-02 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on-balance sheet via a right of use asset and lease liability and additional qualitative and quantitative disclosures. ASU 2016-02 is effective for the Company for annual periods in fiscal years beginning after December 15, 2019, permits early adoption, and mandates a modified retrospective transition method. The Company is required to adopt ASU 2016-02 on January 1, 2020. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

Beginning in the first quarter of 2016, we have revised the classification of cash payments for debt prepayment or extinguishment penalties in our statements of cash flows from where they were previously presented as operating cash flows to financing cash flows.  We have concluded that this classification is preferable as these payments are closely related to other financing cash flows, such as the repayment of debt, and reflect the impact of financing decisions made by management.  This revised policy is also consistent with the ASU 2016-15, Statement of Cash Flows, which was issued in August 2016 and becomes effective for the Company on January 1, 2018.  This revision in classification had the effect of increasing operating cash flows and decreasing financing cash flows by $1,268 and $111 during the nine months ended September 30, 2016 and 2015, respectively.

Liquidity

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our revolving credit agreement with Great Western Bank, and the release of restricted cash upon the satisfaction of usage requirements.  At September 30, 2016, the Company had $11,355 of cash and cash equivalents on hand and $1,566 of unused availability under its revolving credit agreement.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Code and as required in connection with our Series D Preferred Stock. We presently expect to invest approximately $4,500 to $6,000 in capital expenditures related to hotel properties we currently own through December 31, 2017.

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

Our longer-term liquidity requirements consist primarily of the cost of acquiring additional hotel properties, renovations and other one-time capital expenditures that periodically are made related to our hotel properties, and scheduled debt payments, including maturing loans.  Possible sources of liquidity to fund debt maturities and acquisitions and to meet other obligations include additional secured or unsecured debt financings and proceeds from public or private issuances of debt or equity securities.

Prior to the consideration of any asset sales or our ability to refinance debt subsequent to September 30, 2016, contractual principal payments on our debt outstanding, including normal amortization, total $26,939 through

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

December 31, 2017, including the February 1, 2017 maturity of one of our Western Alliance Bank (“WAB”) loans with a balance at September 30, 2016 of $10,409, the November 6, 2017 maturity of our Cantor Commercial Real Estate Lending loan with a balance at September 30, 2016 of $5,742, and the December 1, 2017 maturity of our Morgan Stanley Mortgage Capital Holdings, LLC loan with a balance at September 30, 2016 of $9,600.  Prior to these maturities, the Company anticipates refinancing these loans with the existing lenders or another lender. As a result of our improved financial condition and the terms of the lending arrangements we have entered into in recent periods, we believe we will be able to refinance this debt on similar or perhaps more favorable terms, even if interest rates increase as a result of future Federal Reserve actions. However, notwithstanding our perception, we may not be successful in our efforts to refinance or repay our maturing debt.

Additionally, at September 30, 2016, we have 11 hotels held for sale which, if sold, we believe will generate approximately $14,900 in net proceeds after debt repayment.  Since December 1, 2008, we have sold 102 hotels. Although it is management’s plan to use net proceeds after debt repayment from future asset sales to fund future acquisitions, if necessary the Company believes that cash generated from asset dispositions will be sufficient to fund any shortfalls associated with future debt maturities.  However, with respect to future hotel sales, we cannot predict whether we will be able to find buyers for identified assets at prices and other terms acceptable to us, whether potential buyers will be able to secure financings, and the length of time needed to find a buyer and to close the sale of a property.

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES AND ACQUISITION OF HOTEL PROPERTIES

Investments in hotel properties consisted of the following at September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016			December 31, 2015
	Held for sale	Held for use	Total	Held for sale	Held for use	Total
Land	$2,797	$12,787	$15,584	$6,078	$12,789	$18,867
Acquired below market lease intangibles	-	883	883	-	883	883
Buildings, improvements, vehicle	24,865	88,052	112,917	50,571	87,535	138,106
Furniture and equipment	6,833	14,931	21,764	14,656	15,932	30,588
Construction-in-progress	46	625	671	171	284	455
Investment in hotel properties	34,541	117,278	151,819	71,476	117,423	188,899
Less accumulated depreciation	(15,452)	(25,244)	(40,696)	(34,571)	(23,629)	(58,200)
Investment in hotel properties, net	$19,089	$92,034	$111,123	$36,905	$93,794	$130,699

The Company had no acquisitions of wholly owned properties during the three or nine months ended September 30, 2016 or 2015.  On August 1, 2016, the Company entered into the 80% owned Atlanta JV, which then acquired one hotel (see Note 3).

On August 29, 2016, the Company entered into a hotel purchase agreement to purchase an Aloft hotel in Leawood, Kansas, for $22,500.  As of September 30, 2016, $225 of restricted cash has been deposited into an escrow account as earnest money against the purchase price.  The closing of the acquisition is subject to customary closing conditions including accuracy of representations and warranties and compliance with covenants and obligations and is expected to occur in the fourth quarter of 2016.

Pro Forma Results

The Company acquired three hotel properties with a combined purchase price of $42,500 on October 1 and 2, 2015 and entered into the Atlanta JV which then acquired one hotel in August of 2016 (see Note 3).  The following condensed pro forma financial data is presented as if all acquisitions completed in 2015 had been completed on January 1, 2014 and as if the JV entered into in August 2016 had been entered into as of January 1, 2015.  Supplemental pro forma earnings were adjusted to exclude all acquisition expense recognized in the periods presented as if these acquisition costs had been incurred in prior periods, including acquisition expenses totaling $280 incurred by the Atlanta JV during the three months ended September 30, 2016.    Results for periods prior to the Company’s ownership are based on information provided by the prior owners, adjusted for differences in interest expense, depreciation expense, and management fees following the Company’s ownership.  The condensed pro

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

forma financial data is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2014, nor do they purport to represent the results of operations for future periods.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total revenue	$13,519	$18,775	$40,177	$54,007
Operating income	$1,302	$2,520	$2,937	$5,586
Net earnings (loss) attributable to common shareholders	$2,342	$10,766	$(215)	$7,481
Net earnings (loss) per share attributable to common shareholders - Basic	$0.47	$2.18	$(0.04)	$1.54
Net earnings (loss) per share attributable to common shareholders - Diluted	$0.08	$0.15	$(0.04)	$0.04

NOTE 3: INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On August 1, 2016, the Company entered into a joint venture with Three Wall Capital LLC and certain of its affiliates (“TWC”) to acquire a 254-room Aloft hotel in downtown Atlanta, Georgia.  The Company accounts for the Atlanta JV under the equity method.  Condor owns 80% of the Atlanta JV with TWC owning the remaining 20%.  The Atlanta JV is comprised of two companies: Spring Street Hotel Property II LLC, of which CHLP indirectly owns an 80% equity interest, and Spring Street Hotel OpCo II LLC, of which our TRS indirectly owns an 80% equity interest.  TWC owns the remaining 20% equity interest in these two companies.

On August 22, 2016, the Atlanta JV closed on the acquisition of the Atlanta Aloft for a purchase price of $43,550, subject to working capital and similar adjustments.  The purchase price was allocated by the Atlanta JV based on fair value, which was determined using Level 3 fair value inputs, as documented in the table below.  The process for valuing and recording the assets and liabilities obtained in this transaction is not yet complete.  As such, these values are currently preliminary and subject to adjustment throughout the completion of the measurement period, which will be completed within one year of closing the transaction.

Land	Buildings, improvements, and vehicle	Furniture and equipment	Land option (1)	Total purchase price	Debt originated at acquisition	Net cash

$13,025	$34,048	$2,667	$(6,190)	$43,550	$33,750	$9,800

(1)	The purchase agreement includes a provision which permits the seller to purchase the surface parking lot north of the hotel exercisable for ten years at less than market rates

The purchase price for the Atlanta Aloft was paid with $9,800 in cash, of which $7,840 was contributed by Condor and $1,960 was contributed by TWC, and $33,750 of proceeds from a term loan secured by the property.  Condor additionally contributed $1,440 and TWC additionally contributed $360 to the Atlanta JV to cover acquisition costs and to provide working capital to the entity.  The term loan, obtained from LoanCore Capital Credit REIT LLC, has an initial term of 24 months with three 12-month extension periods which may be exercised at the Atlanta JV’s option subject to certain conditions and fees.  The interest rate is a floating rate calculated on the one-month LIBOR plus 5.0%, and as a condition to closing, the Atlanta JV purchased a LIBOR cap of 3.0%.  The current interest rate on the loan is 5.31%.  The loan is non-recourse to the Atlanta JV, subject to specified exceptions.  The loan is also non-recourse to Condor, except for certain customary carve-outs which are guaranteed by the Company.

Under the Atlanta JV agreement, the Atlanta JV is managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also require joint approval.  Condor may

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel is managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of $46 for the three and nine months ended September 30, 2016.

Net cash flow and profits from the Atlanta JV will be distributed each fiscal year first with a 10% preferred return on capital contributions to Condor, second with a 10% preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Losses are allocated based on pro-rata equity ownership. The Atlanta JV agreement also includes buy-sell rights for both members (generally after three years of hotel ownership for Condor and after five years for TWC) and Condor has a purchase option for TWC’s Atlanta JV ownership interest exercisable between the third and fifth anniversary of the hotel closing.

The following tables represent the total assets, liabilities, equity, and components of net income (loss), including the Company’s share, of the Atlanta JV as of and for the three and nine months ended September 30, 2016:

As of
September 30, 2016
Investment in hotel properties, net	$49,659
Cash and cash equivalents	1,377
Restricted cash, property escrows	648
Accounts receivable, prepaid expenses, and other assets	462
Total Assets	$52,146
Accounts payable, accrued expenses, and other liabilities	$1,318
Land option liability	6,190
Long-term debt, net of deferred financing costs	33,105
Total Liabilities	40,613
Condor equity	9,226
TWC equity	2,307
Total Equity	11,533
Total Liabilities and Equity	$52,146

For the three and nine months ended September 30, 2016
Revenue
Room rentals and other hotel services	$1,310
Operating Expenses
Hotel and property operations	739
Depreciation and amortization	118
Acquisition and terminated transactions	280
Total operating expenses	$1,137
Operating income	173
Other expense	(1)
Interest expense	(239)
Net loss	$(67)

Condor allocated loss	$(54)
TWC allocated loss	(13)
Net loss	$(67)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 4: DISPOSITIONS OF HOTEL PROPERTIES AND DISCONTINUED OPERATIONS

As of September 30, 2016, the Company had 11 hotels classified as held for sale. At June 30, 2016, the Company had 17 hotels held for sale and during the three months ended September 30, 2016 sold four properties, classified two additional hotels as held for sale, and reclassified four properties into held for use. At December 31, 2015, the Company had 16 hotels held for sale and during the nine months ended September 30, 2016 sold 15 properties, classified 12 additional hotels as held for sale, and reclassified two properties into held for use.  The properties that were reclassified into held for use during the periods presented were done so due to changes in market conditions as well as ongoing consideration given to the operating results of the held for sale properties versus their expected selling prices.

None of the hotels reclassified as held for sale since the Company’s adoption of ASU 2014-08 on October 1, 2014 represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  As a result, only hotels classified as held for sale prior to October 1, 2014 (excluding those subsequently reclassified as held for use),  none of which remain unsold at September 30, 2016, are included in discontinued operations with all other hotels, including those subsequently sold or classified as held for sale, reported in continuing operations. For the three months ended September 30, 2016 and 2015, the results of 31 and 47 hotels, respectively, were included in continuing operations and the results of no hotels and two hotels, respectively, were included in discontinued operations.  For the nine months ended September 30, 2016 and 2015, the results of 41 and 47 hotels, respectively, were included in continuing operations and the results of one hotel and nine hotels, respectively, were included in discontinued operations.

In the three months ended September 30, 2016 and 2015, the Company sold four hotels in each period, resulting in total gains of $3,632 and $2,966, respectively, all of which were included in continuing operations.  In the nine months ended September 30, 2016 and 2015, the Company sold 15 and 11 hotels, respectively, resulting in total gains of $16,577 and $4,633, respectively, of which $15,896 and $2,966, respectively, was included in continuing operations.

Two hotels in Alexandria, Virginia, which, based on their size, represent a significant disposition for which results are included in continuing operations, were sold on July 13, 2015.  For the three and nine months ended September 30, 2015, the Alexandria Comfort Inn and Days Inn hotels had a combined net earnings (loss) of $198 and ($821), respectively, and earnings (loss) attributable to noncontrolling interest of $14 and ($846), respectively. These amounts include impairment expense (recovery) of ($289) and $1,020 that was recognized in the three and nine months ended September 30, 2015, respectively, following the hotels’ classification as held for sale in the first quarter of 2015.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of disposal transactions. The following table sets forth the components of discontinued operations for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$-	$526	$6	$2,526
Hotel and property operations expense	-	(341)	(4)	(1,679)
Net gain (loss) on disposition of assets	-	(1)	681	1,665
Interest expense	-	(32)	(5)	(192)
Impairment recovery	-	-	-	120
Gain from discontinued operations, net of tax	$-	$152	$678	$2,440

Capital expenditures	$-	$-	$-	$58

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 5.  LONG-TERM DEBT

During the three and nine months ended September 30, 2016, net proceeds from the Company’s hotel sales (see Note 4) were used to pay off the associated loans totaling $5,293 and $21,149, respectively, to reduce the balance of the revolving credit facility with Great Western Bank, and set aside to fund future acquisitions. These dispositions, as well as adjustments required to remain in compliance with the required debt service coverage ratio, decreased the total availability under the Great Western Bank revolver from $5,733 at December 31, 2015 to $1,566 at September 30, 2016.

Long-term debt related to wholly owned properties, including debt related to hotel properties held for sale, consisted of the following loans payable at September 30, 2016 and December 31, 2015:

Lender	Balance at September 30, 2016	Interest rate at September 30, 2016	Maturity	Amortization provision	Properties encumbered at September 30, 2016	Balance at December 31, 2015
Fixed rate debt
Western Alliance Bank (1)	$10,409	7.17%	02/2017	15 years	5	$10,819
Western Alliance Bank (1)	2,864	4.75%	02/2018	15 years	2	3,864
Cantor Commercial Real Estate Lending	5,742	4.25%	11/2017	30 years	1	5,826
Morgan Stanley Mortgage Capital Holdings, LLC	9,600	5.83%	12/2017	25 years	10	27,542
Total fixed rate debt	28,615					48,051

Variable rate debt
Great Western Bank (7)	-	4.50% (2)	06/2018	Interest only	2	3,215
Western Alliance Bank (1)	4,908	4.09% (3)	11/2020	25 years	1	4,990
Western Alliance Bank (1)	9,914	4.09% (3)	11/2020	25 years	1	10,079
The Huntington National Bank	9,806	2.71% (4)	11/2020	25 years	4	9,981
LMREC 2015 - CREI, Inc. (Latitude)	11,160	6.88% (5)	05/2018	$12 monthly (6)	1	11,220
Total variable rate debt	35,788				27	39,485

Total long-term debt	$64,403					$87,536
Less: Deferred financing costs	(820)					(1,525)
Total long-term debt, net of deferred financing costs	63,583					86,011
Less: Long-term debt related to hotel properties held for sale, net of deferred financing costs of $130 and $545	(10,900)					(30,235)
Long-term debt related to hotel properties held for use, net of deferred financing costs of $690 and $980	$52,683					$55,776

(1) This debt, previously owned by GE Capital Franchise Finance Corporation, was sold to Western Alliance Bank in April 2016

(2) Prime rate plus 1%

(3)  90-day LIBOR plus 3.25%

(4)  30-day LIBOR plus 2.25%, fixed at 4.13% after giving effect to interest rate swap (see Note 7)

(5)  30-day LIBOR plus 6.25%,  30-day LIBOR capped at 1% after giving effect to market rate cap (see Note 7)

(6) $12 monthly payment began May 2016

(7) Total availability under this revolving credit facility was $1,566 at September 30, 2016; commitment fee on unused facility is 0.25%

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

	Held for sale	Held for use	Total
Remainder of 2016	$213	$416	$629
2017	6,215	20,095	26,310
2018	2,519	11,595	14,114
2019	60	547	607
2020	2,023	20,720	22,743
Total	$11,030	$53,373	$64,403

Financial Covenants

The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage and required loan-to-value and leverage ratios, and place certain restrictions on dividends.  As of September 30, 2016, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank and certain of our WAB facilities contain cross-default provisions which would allow Great Western Bank and WAB to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of September 30, 2016, we are not in default of any of our loans.

NOTE 6: CONVERTIBLE DEBT AT FAIR VALUE

As part of an agreement entered into on March 16, 2016 (the “Exchange Agreement”) with Real Estate Strategies, L.P. (“RES”) (see Note 9), the Company issued to RES a Convertible Promissory Note (the “Note”), bearing interest at 6.25% per annum, in the principal amount of $1,012.  If the Series D Preferred Stock is outstanding, RES at its option may at any time elect to convert the Note, in whole or part, by notice delivered to the Company, into a number of shares of Series D Preferred Stock determined by dividing the principal amount of the Note to be converted by $10.00.  Any time the Series D Preferred Stock is required by its terms to be converted into common stock of the Company (see Note 9), the Note will be automatically converted into the number of shares of common stock that RES would have received had RES converted this Note into Series D Preferred Stock immediately prior to the conversion of the Series D Preferred Stock.  Any such conversion shall be reduced such that RES, together with its affiliates, does not beneficially own more than 49% of the voting stock of the Company and shall reduce the principal amount of the Note proportionally.

The Company has made an irrevocable election to record this Convertible Debt in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain on derivatives and convertible debt within net earnings each reporting period. Losses related to this Note were recognized totaling $45 and $224  during the three and nine months ended September 30, 2016, respectively.  The fair value of the Note is determined using a Monte Carlo simulation model.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimize standard error. The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of September 30, 2016:

	Fair value as of September 30, 2016	Unpaid principal balance as of September 30, 2016	Fair value carrying amount over/(under) unpaid principal
6.25% Convertible Debt	$1,236	$1,012	$224

NOTE 7: FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At September 30, 2016, the Company’s convertible debt (see Note 6) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the accounting for the Company’s equity transactions that occurred in March 2016 (see Note 9), in the acquisition accounting performed by the Atlanta JV in the third quarter of 2016 (see Note 3), and in the valuation of impaired hotels during the three and nine months ended September 30, 2016 and 2015.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on expectations of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at September 30, 2016 are as follows:

Associated debt	Type	Terms	Effective date	Maturity date	Notional amount at September 30, 2016
Huntington	Swap	Swaps 30-day LIBOR + 2.25% for fixed rate of	11/2015	11/2020	$9,806 (1)
4.13 % cancellable at Company’s option anytime
after 11/01/2018 without penalty
Latitude	Cap	Caps 30-day LIBOR at 1.00%	03/2016	06/2017	$11,160 (1)

(1)	Notional amounts amortize consistently with the principal amortization of the associated loans

Additionally, prior to the execution of the Exchange Agreement (see Note 9) on March 16, 2016 which extinguished the instrument, the Company was required to bifurcate and include on the balance sheet at fair value the embedded conversion option in the 6.25% Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) due to the presence of an antidilution provision that required an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instrument’s original conversion price of $8.00 per share.

Similarly, at December 31, 2015, prior to the execution of the Exchange Agreement, the terms of the common stock warrants issued to the holders of the Series C Preferred Stock (see Note 9) also included an antidilution provision that required a reduction in the warrant’s exercise price of $9.60 should the conversion ratio of the Series C Preferred Stock be adjusted due to its antidilution provisions. Accordingly, the warrants did not qualify for equity classification, and, as a result, the fair value of the warrants was shown as a derivative liability on the consolidated balance sheet.  With the execution of the Exchange Agreement, this provision of these warrants was effectively eliminated and the conversion price was locked permanently at its current amount on the date of the extinguishment of the Series C Preferred Stock ($1.92).  Following this modification of terms, the warrants qualify for equity

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

classification and were reclassified to additional paid-in capital at their fair value of $611 on the date of the modification.

The fair value of the derivative liabilities recognized in connection with the Series C Preferred Stock was determined using the Monte Carlo simulation method.

All derivatives recognized by the Company are reported as derivative liabilities on the consolidated balance sheets and are adjusted to their fair value at each reporting date. All gains and losses on derivative instruments are included in net gain on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the consolidated statements of operations. Net gains of $71 and $7,895 were recognized related to derivative instruments for the three months ended September 30, 2016 and 2015, respectively. Net gains of $6,529 and $8,008 were recognized related to derivative instruments for the nine months ended September 30, 2016 and 2015, respectively.

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis:

	Fair value at
	September 30, 2016	Level 1	Level 2	Level 3
Interest rate derivatives	$190	$-	$190	$-
Convertible debt	1,236	-	-	1,236
Total	$1,426	$-	$190	$1,236

	Fair value at
	December 31, 2015	Level 1	Level 2	Level 3
Series C Preferred embedded derivative	$6,271	$-	$-	$6,271
RES warrant derivative	2,411	-	-	2,411
Interest rate derivatives	77	-	77	-
Total	$8,759	$-	$77	$8,682

There were no transfers between levels during the three or nine months ended September 30, 2016 or 2015.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following tables present a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the consolidated statements of operations during the periods:

	Three months ended September 30,
	2016	2015
	Convertible debt	Series C Preferred embedded derivative	RES warrant derivative	Total
Fair value, beginning of period	$1,191	$14,209	$6,015	$20,224
Net (gains) losses recognized in earnings	45	(5,217)	(2,678)	(7,895)
Purchase and issuances	-	-	-	-
Sales and settlements	-	-	-	-
Gross transfers into Level 3	-	-	-	-
Gross transfers out of Level 3	-	-	-	-
Fair value, end of period	$1,236	$8,992	$3,337	$12,329

Total unrealized (gains) losses during the period included in earnings related to instruments held at end of period	$45	$(5,217)	$(2,678)	$(7,895)

	Nine months ended September 30,
	2016				2015
	Series C Preferred embedded derivative	RES warrant derivative	Convertible debt	Total	Series C Preferred embedded derivative	RES warrant derivative	Total
Fair value, beginning of period	$6,271	$2,411	$-	$8,682	$13,804	$6,533	$20,337
Net (gains) losses recognized in earnings	(4,848)	(1,800)	224	(6,424)	(4,812)	(3,196)	(8,008)
Purchase and issuances	-	-	1,012	1,012	-	-	-
Sales and settlements	(1,423)	-	-	(1,423)	-	-	-
Gross transfers into Level 3	-	-	-	-	-	-	-
Gross transfers out of Level 3 (1)	-	(611)	-	(611)	-	-	-
Fair value, end of period	$-	$-	$1,236	$1,236	$8,992	$3,337	$12,329

Total unrealized (gains) losses during the period included in earnings related to instruments held at end of period	$-	$-	$224	$224	$(4,812)	$(3,196)	$(8,008)

(1)	RES warrants were permanently reclassified to additional paid-in capital as discussed above

Fair Value of Long-Term Debt

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of debt obligations with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy. The carrying value, net of deferred financing costs, and estimated fair value of the Company’s long-term debt is presented in the table below:

	Carrying value as of		Estimated fair value as of
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Held for use	$52,683	$55,776	$53,563	$57,457
Held for sale	10,900	30,235	11,159	31,822
Total	$63,583	$86,011	$64,722	$89,279

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 inputs.  All impairment in the table below related to held for use properties relates to impairments taken when those properties were previously held for sale or upon their reclassified to held for use. The amount of impairment and recovery of previously recorded impairment recognized in the three and nine months ended September 30, 2016 and 2015 is shown in the tables below:

	Three months ended September 30,
	2016		2015
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for use hotels:
Impairment recovery	-	$-	1	$6
Impairment loss	1	(35)	1	(5)
Held for sale hotels:
Impairment loss	2	(308)	-	-
Impairment recovery	-	-	1	23
Sold hotels:
Impairment recovery	-	-	1	289
Net impairment (loss) recovery reported in continuing operations	3	$(343)	4	$313
Total net impairment (loss) recovery:	3	$(343)	4	$313

	Nine months ended September 30,
	2016		2015
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for use hotels:
Impairment loss	1	$(204)	2	$(1,989)
Held for sale hotels:
Impairment loss	2	(1,053)	1	(513)
Sold hotels:
Impairment loss	-	-	2	(1,101)
Impairment recovery	-	-	1	86
Net impairment loss reported in continuing operations	3	$(1,257)	6	$(3,517)

Discontinued Operations:
Sold hotels:
Impairment loss	-	$-	1	$(117)
Impairment recovery	-	-	3	237
Net impairment recovery reported in discontinued operations	-	$-	4	$120
Total net impairment loss:	3	$(1,257)	10	$(3,397)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 8: COMMON STOCK

The Company’s common stock is duly authorized, fully paid, and non-assessable.

On March 11, 2015, an executive officer exercised a warrant to purchase 227,894 common shares at the price of $1.52 per share (see Note 11).

NOTE 9:  PREFERRED STOCK

On March 16, 2016, the Company entered into a series of agreements providing for:

•	the issuance and sale of Condor’s Series D Preferred Stock under a private transaction to SREP III Flight-Investco, L.P. (“SREP”), an affiliate of StepStone Group LP;
•	the exchange of all of Condor’s outstanding Series C Preferred Stock for Series D Preferred Stock; and
•	the cash redemption of all of Condor’s outstanding 8% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) and 10% Series B Cumulative Preferred Stock (“Series B Preferred Stock”).

In connection with these transactions, the Company and SREP entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) dated March 16, 2016 pursuant to which Condor issued and sold 3,000,000 shares of Series D Preferred Stock to SREP on the March 16, 2016 for an aggregate purchase price of $30,000. The Stock Purchase Agreement required that $20,147 of the purchase price be deposited into an escrow account for the purpose of effecting the redemption of the Series A and Series B Preferred Stock and that the remaining amount of the purchase price be delivered to Condor.

Simultaneously, the Company entered into the Exchange Agreement with RES pursuant to which all 3,000,000 outstanding shares of Series C Preferred Stock were exchanged for 3,000,000 shares of Series D Preferred Stock. Under the Exchange Agreement, in lieu of payment of accrued and unpaid dividends in the amount of $4,947 on the Series C Preferred Stock, Condor (a) paid to RES an amount of cash equal to $1,484, (b) issued to RES 245,156 shares of Series D Preferred Stock (such that RES, IRSA and their affiliates do not beneficially own in excess of 49% of the voting stock of Condor) and (c) issued to RES a convertible promissory note, bearing interest at 6.25% per annum, in the principal amount of $1,012 (see Note 6).

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

Series A Preferred Stock

On December 30, 2005, the Company offered and sold 1,521,258 shares of Series A Preferred Stock.  At December 31, 2015,  803,270 shares of Series A Preferred Stock remained outstanding until the completion of the redemption on April 15, 2016.

Dividends on the Series A Preferred Stock were cumulative and payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. The Company was able to redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time for cash, at a redemption price of $10.00 per share, plus all accrued and unpaid dividends. Commencing with dividends due on December 31, 2013, the Company suspended the payment of dividends on its Series A Preferred Stock to preserve capital and improve liquidity. Unpaid dividends accumulated and bore

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

additional dividends at 8%, compounded monthly. Accumulated but unpaid dividends were $1,452, or $1.807 per share, as of December 31, 2015, and were not reflected as an obligation on the balance sheet on that date.

The difference between the recorded value of the Series A Preferred Stock prior to the issuance of the redemption notice and the redemption value of the Series A Preferred Stock plus related expenses, a total of $2,326, was recorded as a reduction of accumulated deficit during the nine months ended September 30, 2016 as the amount is considered a deemed dividend on the Series A Preferred Stock. Of this amount,  $874 for the nine months ended September 30, 2016 was recorded as a reduction of net earnings attributable to common shareholders as the portion of this deemed dividends that was in excess of preferred dividends deducted to arrive at net earnings attributable to common shareholders in previous periods.

Series B Redeemable Preferred Stock

At December 31, 2015, there were 332,500 shares of Series B Preferred Stock, originally sold on June 3, 2008, which remained outstanding until the completion of the redemption on April 15, 2016.

Dividends on the Series B Preferred Stock were cumulative and payable quarterly in arrears on each  March 31, June 30, September 30 and December 31, or, if not a business day, the next succeeding business day, at the annual rate of 10.0% of the $25.00 liquidation preference per share, equivalent to a fixed annual amount of $2.50 per share.  The Company was able to redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B Preferred Stock would be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series B Preferred Stock to preserve capital and improve liquidity. Unpaid dividends on the Series B Preferred Stock did not bear interest. Unpaid dividends were $1,870, or $5.625 per share, as of December 31, 2015, and were not reflected as an obligation on the balance sheet on that date.

The difference between the recorded value of the Series B Preferred Stock prior to the issuance of the redemption notice and the redemption value of the Series B Preferred Stock, a total $2,781,  was recorded as a reduction of accumulated deficit during the nine months ended September 30, 2016 as the amount is considered a deemed dividend on the Series B Preferred Stock.  Of this amount,  $911 for the nine months ended September 30, 2016 was recorded as a reduction of net earnings attributable to common shareholders as the portion of this deemed dividend that was in excess of preferred dividends deducted to arrive at net earnings attributable to common shareholders in previous periods.

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

Each share of Series C Preferred Stock was entitled to a dividend of $0.625 per year payable in equal quarterly dividends and had a liquidation preference of $10.00 per share, in cash, plus an amount equal to any accrued and unpaid dividends.  Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series C Preferred Stock to preserve capital and improve liquidity. Unpaid dividends accumulated and bore additional dividends at 6.25%, compounded quarterly. Accumulated but unpaid dividends were $4,492, or $1.497 per share, as of December 31, 2015, and were not reflected as an obligation on the balance sheet on that date.

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

The Series D Preferred stockholders rank senior to the Company’s common stock and any other preferred stock issuances and receive preferential cumulative cash dividends at a rate of 6.25% per annum, payable quarterly in arrears on each March 31, June 30, September 30, and December 31, or, if not a business day, the next succeeding business day, of the $10.00 face value per share.  Dividends on the Series D Preferred Stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement. Whenever the dividends on the Series D Preferred Stock are in arrears for four consecutive quarters, then upon notice by holders of in the aggregate not less than 40% of the outstanding Series D Preferred Stock, the Company will (a) take all appropriate action reasonably within its means to maximize the assets legally available for paying such dividends and to monetize such assets (for example, but without limiting the generality of the foregoing, by selling or liquidating all of some of the Company’s assets or by selling the Company as a going concern), (b) pay out of all such assets legally available (including any proceeds from any sale or liquidation of such assets) the maximum possible amount of such unpaid dividends, and (c) thereafter, at any time and from time to time when additional assets of the Company (including any proceeds from any sale or liquidation of such assets) become legally available to pay such unpaid dividends, pay such remaining unpaid dividends until all dividends accumulated on the Series D Preferred Stock have been fully paid.  Dividends were paid on June 30, 2016 and September 30, 2016 which included all amounts due through those dates.

Each share of Series D Preferred Stock is convertible, at the option of the holder, at any time into a number of shares of common stock determined by dividing the conversion price of $1.60 into an amount equal to the $10.00 face value per share plus accrued and unpaid dividends, if any. The conversion price is subject to anti-dilution adjustments upon the occurrence of stock splits and stock dividends.  Each outstanding share of Series D Preferred Stock will be converted into a number of shares of common stock determined by dividing the conversion price of $1.60 into the $10.00 face value per share, which is equal to a rate of 6.25 shares of common stock for each share of Series D Preferred Stock, automatically upon closing of a Qualified Offering (defined as a single offering of common stock of at least $50,000 or up to three offerings in the aggregate of at least $75,000, all with certain minimum prices per share and a potential make whole payment required in certain scenarios) without any further action by the holders of such shares or the Company.

The Series D Preferred Stock is redeemable by the Company at any time subject to certain restrictions, in whole or in a partial redemption of up to $30,000, at $12.00 per share on or before March 16, 2019, $13.00 per share from March 16, 2019 to March 16, 2020, and $14.00 per share on or after March 16, 2020, plus all accrued and unpaid dividends.  If a Qualified Offering has not occurred on or before September 30, 2021, holders that hold in the aggregate not less than 40% of the outstanding shares of the Series D Preferred Stock have the right to elect to have the Company fully liquidate in a commercially reasonable manner as determined by the Board of Directors of the Company to provide for liquidation distributions to the holders of the Series D Preferred Stock in an amount per share equal to $14.00 in cash plus accrued and unpaid dividends.  Once this right has been exercised and the Company has been notified, the dividend rate on the Series D Preferred Stock after September 30, 2021 will increase

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

from 6.25% per annum to 12.5% per annum. The holders of Series D Preferred Stock vote their Series D Preferred Stock as a single class with the holders of the common stock on all matters submitted to such holders for vote or consent. For each such vote or consent, each share of Series D Preferred Stock entitles the holder to cast one vote for each whole vote (rounded to the nearest whole number) that such holder would be entitled to cast had such holder converted its Series D Preferred Stock into shares of common stock as of the date immediately prior to the record date for determining the shareholders of the Company eligible to vote on any such matter.

The fair value of the Series D Preferred Stock was determined to be equal to its face value on the date of issuance.

Impact of Preferred Stock on Net Earnings (Loss) Attributable to Common Shareholders

The components of dividends declared and undeclared and in kind dividends deemed on preferred stock are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Preferred A dividends accrued at stated rate	$-	$184	$222	$540
Preferred A additional deemed dividends upon redemption	-	-	652	-
Preferred B dividends accrued at stated rate	-	208	243	624
Preferred B additional deemed dividends upon redemption	-	-	668	-
Preferred C dividends accrued at stated rate	-	522	455	1,543
Preferred C additional deemed dividends at exchange	-	-	15,419	-
Preferred D dividends accrued at stated rate	976	-	2,114	-
Dividends declared and undeclared and in kind dividends deemed on preferred stock	$976	$914	$19,773	$2,707

NOTE 10.  NONCONTROLLING INTEREST OF PARTNERSHIP UNITS IN CHLP

Noncontrolling interest in CHLP represents the limited partners’ proportionate share of the equity in the operating partnership and long-term incentive plan (“LTIP”) units (see Note 11).  Earnings and loss are allocated to noncontrolling interest in accordance with the weighted average percentage ownership of CHLP during the period.

Our ownership interest in CHLP as of September 30, 2016 was 97.9% and as of December 31, 2015 was 90.1%, which includes consideration of the partnership units of the limited partners as well as the LTIP units. The Company’s increased ownership interest in CHLP during the nine months ended September 30, 2016 was a result of the contribution to CHLP of the proceeds from the Series D Preferred Stock issuance during the first quarter of 2016 which was partially offset by the proceeds used to redeem the Series A and B Preferred Stock, which were withdrawn from CHLP, in the second quarter of 2016.  At both September 30, 2016 and December 31, 2015, 7,659,039 CHLP partnership units owned by minority interest holders were outstanding, which includes 2,395,887 of partnership units held by limited partners and 5,263,152 LTIP units outstanding which were not yet earned. The combined redemption value for the partnership units and LTIP units was $1,819 and $1,197 at September 30, 2016 and December 31, 2015, respectively.

Each limited partner of CHLP may, subject to certain limitations, require that CHLP redeem all or a portion of his or her partnership units at any time after a specified period following the date the units were acquired, by delivering a redemption notice to CHLP. When a limited partner tenders partnership units for redemption, the Company can, at its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock at a rate of one share of common stock for each eight partnership units redeemed or (2) cash in an amount equal to the

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

market value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. No partnership units were redeemed during the three or nine months ended September 30, 2016 or 2015.

NOTE 11.  STOCK-BASED COMPENSATION

The Company previously had in place a 2006 Stock Plan which had been approved by the Company’s shareholders. The 2006 Stock Plan authorized the grant of stock options, stock appreciation rights, restricted stock, and stock bonuses of up to 62,500 shares of common stock. The 2006 Stock Plan expired on December 31, 2015.  As a replacement for the 2006 Stock Plan, the Board of Directors adopted the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 3,000,000, provided, however, that awards under this plan may not exceed 250,000 shares of common stock prior to the conversion into common stock of all shares of Series D Preferred Stock (see Note 9).  During the three months ended September 30, 2016, 10,704 shares of common stock were issued to members of the Investment Committee of the Board of Directors under the 2016 Stock Plan.

Stock-based compensation for awards with a service condition only is measured based on the fair value of the award on the date of grant and recognized as compensation expense on a straight line basis over the service period.  The compensation cost related to awards for which vesting is contingent upon achieving a market based criteria is measured at the fair value of the award on the date of grant, including consideration of the market criteria, and amortized on a straight line basis over the performance period. The fair value of the award at grant is measured using either the closing stock price on the date of grant (for vested and unvested share awards), the Black-Scholes model (for options and warrants), or a Monte Carlo simulation (for LTIP awards), as appropriate. Compensation cost is recognized as additional paid-in capital for awards of the Company’s common stock and as noncontrolling interest for LTIP awards of CHLP partnership units.

Options and Unvested Share Awards

At September 30, 2016, the Company had a total of 5,625  vested stock options with a weighted average exercise price of $7.53 per share outstanding under the 2006 Stock Plan and no unvested stock options or share awards.

Warrants

On March 2, 2015, the Company granted a warrant to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The warrant entitled the executive to purchase a total of 657,894 authorized but previously unissued shares of the Company’s common stock at a price of (i) $1.52 per share (the adjusted closing bid price of the common stock on Nasdaq on March 2, 2015) if at least one-third but not more than one-half of the shares were purchased on or prior to March 17, 2015, and (ii) $1.92 per share for shares purchased after that date. The warrant has a  three-year term. The executive officer exercised the warrant in part to purchase 227,894 shares on March 11, 2015 at the price of $1.52 per share. The warrant remains exercisable for 430,000 shares at an exercise price of $1.92 per share.  As of September 30, 2016, the total unrecognized compensation cost related to these warrants was $140, which is expected to be recognized over the next 17 months.

Long-Term Incentive Plan Awards

On March 2, 2015, the Company granted an equity award of 5,263,152 LTIP units, representing profit interests in CHLP, to an executive officer of the Company. The LTIP units are earned in one-third increments upon the Company’s common stock achieving price per share milestones of $3.50,  $4.50, and $5.50, respectively.  Earned LTIP units vest in March 2018, or earlier upon a change in control of the Company, and upon vesting can be converted into CHLP partnership units which can be redeemed at the rate of one share of common stock for each eight earned LTIP units for up to 657,894 common shares. As of September 30, 2016, the total unrecognized

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

compensation cost related to these LTIP units was $242, which is expected to be recognized over the next 17 months.

Investment Committee Share Compensation

Independent directors serving as members of the Investment Committee of the Board of Directors receive their monthly Investment Committee fees in the form of shares of the Company’s common stock if issuance is available under a shareholder approved stock plan, priced as the average of the closing price of the stock for the first 20 trading days of the calendar year. A total of 4,828 and 11,766 shares, respectively, were issued to the independent directors of the Investment Committee for the three and nine months ended September 30, 2015. Following shareholders’ approval of the 2016 Stock Plan as discussed above,  on July 15, 2016 the Company issued 10,704 shares of common stock to the independent directors of the Investment Committee for their service during the nine months ended September 30, 2016.

Stock-Based Compensation Expense

The expense recognized in the consolidated financial statements for stock-based compensation, including LTIP units, related to employees and directors for the three months ended September 30, 2016 and 2015 was $89 and $79, respectively, and for the nine months ended September 30, 2016 and 2015 was $228 and $202, respectively, all of which is included in general and administrative expense.

NOTE 12.  INCOME TAXES

We have provided a full valuation allowance against our net deferred tax asset during all periods presented due to the uncertainty of realization resulting from past operating losses which results in no tax expense or benefit for the three and nine months ended September 30, 2016 and 2015. After consideration of limitations related to a change in control as defined under Internal Revenue Code Section 382 following the Company’s 2012 transactions with RES (see Note 9), the TRS’s net operating loss carryforward at September 30, 2016 as determined for federal income tax purposes was $5,237.  The availability of the loss carryforwards will expire from 2022 through 2035.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 13. EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per common share (“EPS”):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator: Basic (1)
Net earnings (loss) attributable to common shareholders:
Continuing operations - Basic	$1,816	$10,172	$(2,173)	$3,822
Discontinued operations - Basic	-	144	655	2,255
Total Basic	$1,816	$10,316	$(1,518)	$6,077

Numerator: Diluted (1)
Net earnings (loss) attributable to common shareholders from continuing operations	$1,816	$10,172	$(2,173)	$3,822
Dividends on Series C Preferred Stock	-	522	-	1,543
Dividends on Series D Preferred Stock	976	-	-	-
Preferred stock derivative liability change in fair market value	-	(5,217)	-	(4,812)
Warrant derivative liability change in fair market value	-	(2,678)	-	(3,196)
Interest and fair value adjustment on Convertible Debt	61	-	-	-
Continuing operations - Diluted	2,853	2,799	(2,173)	(2,643)
Discontinued operations - Diluted	-	144	655	2,255
Total Diluted	$2,853	$2,943	$(1,518)	$(388)

Denominator
Weighted average number of common shares - Basic	4,950,339	4,927,503	4,944,027	4,868,610
Unvested stock awards	170	714	-	648
Series C Preferred Stock	-	18,750,000	-	18,750,000
Series D Preferred Stock	39,032,225	-	-	-
Warrants - Employees	-	5,745	-	5,745
Warrants - RES	-	(361,115)	-	(78,272)
Convertible Debt	632,249	-	-	-
Weighted average number of common shares - Diluted	44,614,983	23,322,847	4,944,027	23,546,731

Earnings per Share
Continuing operations - Basic	$0.37	$2.06	$(0.44)	$0.79
Discontinued operations - Basic	-	0.03	0.13	0.46
Total - Basic Earnings per Share	$0.37	$2.09	$(0.31)	$1.25

Continuing operations - Diluted	$0.06	$0.12	$(0.44)	$(0.11)
Discontinued operations - Diluted	-	0.01	0.13	0.09
Total - Diluted Earnings per Share	$0.06	$0.13	$(0.31)	$(0.02)

(1)	The earnings or loss attributable to noncontrolling interest is allocated between continuing and discontinued operations for the purpose of the EPS calculation

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

The following table summarizes the weighted average number of potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted EPS as they are antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Outstanding stock options	5,625	5,625	5,625	5,625
Unvested stock awards	-	329	749	395
Warrants - RES	3,750,000	3,750,000	3,750,000	3,750,000
Warrants - Employees	430,000	430,000	430,000	335,147
Series C Preferred Stock	-	-	5,200,730	-
Series D Preferred Stock	-	-	28,348,222	-
Convertible Debt	-	-	459,188	-
LTIP partnership units (1)	657,894	657,894	657,894	513,302
SLP partnership units (1)	299,486	12,126	299,486	12,126
Total potentially dilutive securities excluded from the denominator	5,143,005	4,855,974	39,151,894	4,616,595

(1)

LTIP and partnership units of CHLP have been omitted from the denominator for the purpose of computing diluted EPS since the effect of including these amounts in the numerator and denominator would have no impact on calculated EPS

NOTE 14.  COMMITMENTS AND CONTINGENCIES

Management Agreements

Our TRS engages eligible independent contractors as property managers for each of our hotels in accordance with the requirements for qualification as a REIT.  The hotel management agreements provide that the management companies have control of all operational aspects of the hotels, including employee-related matters. The management companies must generally maintain each hotel under their management in good repair and condition and perform routine maintenance, repairs, and minor alterations. Additionally, the management companies must operate the hotels in accordance with the national franchise agreements that cover the hotels, which includes, as applicable, using franchisor sales and reservation systems and abiding by the franchisors’ marketing standards.  The management agreements generally require the TRS to fund debt service, working capital needs, and capital expenditures and to fund the management companies’ third-party operating expenses, except those expenses not related to the operation of the hotels. The TRS also is responsible for obtaining and maintaining certain insurance policies with respect to the hotels.

Each of the management companies employed by the TRS at September 30, 2016 receive a base monthly management fee of 3.0% to 3.5% of gross hotel revenue, with incentives for performance which increase such fee to a maximum of 5.0%. For the three months ended September 30, 2016 and 2015, base management fees incurred totaled $434 and $517, respectively, of which $434 and $501, respectively, was included in continuing operations as hotel and property operations expense.  Incentive management fees, included in continuing operations in their entirety, totaled $0 and $143, respectively, for the three months ended September 30, 2016 and 2015.  For the nine months ended September 30, 2016 and 2015, base management fees incurred totaled $1,285 and $1,877, respectively, of which $1,285 and $1,770, respectively, was included in continuing operations as hotel and property operations expense. For the nine months ended September 30, 2016 and 2015, incentive management fees, included in continuing operations in their entirety, totaled $21 and $143, respectively.

The management agreements generally have initial terms of one to three years and renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term. The Company may terminate a management agreement, subject to cure rights, if certain performance metrics tied to both individual hotel and total managed portfolio performance are not met. The Company may also terminate a management agreement with respect to a hotel at any time without reason upon

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

payment of a termination fee. The management agreements terminate with respect to a hotel upon sale of the hotel, subject to certain notice requirements.

Franchise Agreements

As of September 30, 2016, 26 of our 27 wholly owned properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between 3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenue. The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term.  Franchise fee expense totaled $856 and $1,068,  for the three months ended September 30, 2016 and 2015, respectively,  all of which was included in continuing operations as hotel and property operations expense. Franchise fee expense totaled $2,499 and $3,040, respectively, for the nine months ended September 30, 2016 and 2015, of which $2,499 and $3,010, respectively, was included in continuing operations as hotel and property operations expense. The initial fees incurred to enter into the franchise agreements are capitalized and amortized over the life of the franchise agreements.

Leases

The Company assumed land lease agreements at the time of purchase related to three hotels owned at September 30, 2016.  One lease requires monthly payments of the greater of $2 or 5% of room revenue. The second lease requires annual payments of $34, with approximately $3 increases every five years throughout 12 optional renewal periods and is associated with a held for sale property at September 30, 2016. The third lease requires annual lease payments of $13.  Land lease expense totaled $31 and $27, respectively, for the three months ended September 30, 2016 and 2015, all of which was included in continuing operations as hotel and property operations expense. Land lease expense totaled $84 and $78, respectively, for the nine months ended September 30, 2016 and 2015, all of which was included in continuing operations as hotel and property operations expense.

The Company entered into office lease agreements in May of 2010 and December of 2011, each of which matures in 2016 with the option to renew an additional five years.  In March 2016, the Company entered into a new office lease to replace one of these expiring office leases; the lease is a five year lease with rent not significantly different than that of the expiring lease.  Effective June 1, 2016, the Company also entered into an additional new office lease with a 39 month lease term and monthly payments averaging $6.  Office lease expense totaled $51 and $40 in the three months ended September 30, 2016 and 2015, respectively, and $145 and $120 in the nine months ended September 30, 2016 and 2015, respectively, and is included in general and administrative expense.

Obligation to RES

The Company had an obligation to RES to use $25,000 of the proceeds from its capital infusion in 2012 to pursue hotel acquisitions (see Note 9). There are no contractual restrictions or penalties related to the use of these funds for purposes other than acquisitions, but the Company was obligated to replace these funds promptly as it had the ability to do so. Following the completion of the three hotel acquisitions in 2015 (see Note 2) and the acquisition made through the Atlanta JV in August 2016 (see Note 3), the Company believes it has satisfied this obligation.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited – In thousands, except share and per share data)

NOTE 15. SUBSEQUENT EVENTS

Dispositions

The Company sold the 60-room Comfort Inn in Glasgow, Kentucky on October 14, 2016 for gross proceeds of $2,400, the 86-room Days Inn in Sioux Falls, South Dakota on November 4, 2016 for gross proceeds of $2,095, and the 76-room Comfort Inn in Shelby, North Carolina on November 7, 2016 for gross proceeds of $4,090. After repayment of the associated loans, proceeds from these sales will be used to fund future acquisitions and for general corporate purposes.

Dividends Paid

On September 15, 2016, the Board of Directors declared a common stock dividend of $0.03 per share.  This dividend was paid on October 12, 2016 to shareholders of record on September 29, 2016.

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

References to “we,” “our,” “us,” and the “Company” refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

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

Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and in the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, risks associated with debt financing, interest rates, competition, supply and demand for hotel rooms in our current and proposed market areas, policies and guidelines applicable to real estate investment trusts, and other risks and uncertainties described herein, and in our filings with the Securities and Exchange Commission (“SEC”) from time to time.  These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.  We caution readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.

Background

Condor Hospitality Trust, Inc. (“CDOR,” “Condor,” or the “Company”), which until July 15, 2015 was formerly named Supertel Hospitality, Inc., was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014.  CDOR is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high quality select service, limited service, extended stay, and compact full service hotels.  As of September 30, 2016, the Company owned 28 hotels, representing 2,621 rooms, in 14 states, including one hotel owned through an 80% interest in an unconsolidated joint venture (“Atlanta JV”).

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (“CHLP”), for which we serve as general partner. As of September 30, 2016, we owned an approximate 97.9% ownership interest in CHLP.  In the future, CHLP may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required by the Internal Revenue Service (“IRS”) for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels.  Therefore, CHLP and its subsidiaries lease our hotel properties to the Company’s wholly owned taxable REIT subsidiary, TRS Leasing, Inc., and its wholly owned subsidiaries (“the TRS”). The TRS in turn engages third-party eligible independent contractors to manage the hotels.  CHLP,  the TRS, and their respective subsidiaries are consolidated into the Company’s financial statements.

Historically, as a result of the geographic areas in which we operate, the operations of our hotels have been seasonal in nature.  Generally, occupancy rates, revenue, and operating income have been greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters annually.  The results of the hotels acquired in October 2015 and through our Atlanta JV in August 2016, as discussed below, because of their locations and chain scale, are expected to be less seasonal in nature than our legacy portfolio of assets.

Overview

The Company maintained the positive momentum of its strategic repositioning in the third quarter of 2016.  The Company closed the Atlanta JV to acquire the Aloft Atlanta Downtown, announced the purchase contract to acquire the Aloft Leawood/Overland Park, closed on the disposition of seven non-core hotels in and subsequent to the quarter end, and increased its common dividend.  These important accomplishments are further detailed below.

Closed Joint Venture Acquisition of the Aloft Atlanta Downtown: On August 23, 2016, the Company announced the closing of the acquisition of the 254-room Aloft Atlanta located in downtown Atlanta at 300 Spring Street NW, Atlanta, GA 30308. Condor entered into a joint venture with Three Wall Capital (“TWC”) to acquire the hotel. Through CHLP and the TRS, Condor will own 80% of the Atlanta JV with TWC owning the remaining 20%. The purchase price for the hotel was $43.55 million. The hotel will be managed by Boast Hotel Management Company, LLC, an affiliate of TWC.

Announced Purchase Contract to Acquire the Aloft Leawood/Overland Park:  On August 31, 2016, the Company announced that it executed an agreement to purchase the 156-room Aloft Leawood/Overland Park located within Park Place Village at 11620 Ash Street, Leawood, KS 66211.  The purchase price for the hotel is $22.5 million.  The hotel will be managed by Presidian Hotels and Resorts.  The closing of the acquisition of the hotel is subject to customary closing conditions including accuracy of representations and warranties and compliance with covenants and obligations.

Seven Non-Core Assets Sold: In the third quarter of 2016, the Company continued to successfully dispose of legacy assets at attractive valuations.  In addition to the 11 hotels sold in the first and second quarters of 2016 with gross proceeds totaling $26.0 million, the Company sold four assets in the third quarter resulting in $8.8 million of gross proceeds.  Subsequent to the close of the third quarter, the Company closed on three additional assets resulting in $8.6 million of gross proceeds.  Thus, year-to-date as of the time of this document, the Company has sold 18 legacy assets totaling $43.4 million in gross proceeds. The Company plans to dispose of a total of 22 legacy hotels, including the 18 closed dispositions aforementioned, in 2016 and will to utilize the net proceeds to continue to strategically reposition the portfolio.

Common Dividend Increase: On September 16, 2016, the Board of Directors declared a common stock dividend of $0.03 per share related to the third quarter, a $0.02 per share increase over the dividend announced on July 11, 2016 related to the second quarter.  The third quarter dividend was paid on October 12, 2016 to shareholders of record on September 29, 2016.  The third quarter dividend represents the second consecutive quarterly dividend for the Company since declaring a dividend for the first time since 2009.

In the first nine months of 2016, the U.S. lodging industry exhibited more modest growth than the same period in 2015.  At a macro level, the volatile global economy, weaker corporate profit outlooks, slowing job gains, and an unpredictable U.S. political environment have dampened lodging sentiment and outlook.  The modest growth in the national average Revenue per Available Room (“RevPAR”) has bolstered this sentiment.  However, on a positive note, the U.S. real gross domestic product has rebounded strongly since the beginning of 2016, increasing at an annual rate of 2.9% in the third quarter of 2016, the fastest rate of growth since the third quarter of 2014.  Moreover, we remain optimistic on the strength of lodging fundamentals in the secondary markets we target.  These markets have not experienced nearly as much supply growth as the primary markets and are less effected by alternative lodging platforms, such as Airbnb.  As such, these markets have and, we believe, will continue to outperform with regards to RevPAR growth for the foreseeable future.  We remain confident in our ability to continue the strategic turnaround of the Company and remain encouraged by our many successes year-to-date.  The successful closing of the Aloft Atlanta Downtown and the continued successful disposition of legacy assets at attractive valuations have resulted in a dramatic improvement in the quality of the Company’s portfolio.  We are determined to continue this positive momentum through the end of 2016.

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

Hotel Property Portfolio and Activity

Hotel Property Portfolio

The following table sets forth certain information with respect to the hotels owned by us as of September 30, 2016:

Location	Rooms	Location	Rooms
Florida		Maryland
Key Largo, Key West Inn	40	Dowell, Hilton Garden Inn	100
Jacksonville, Courtyard by Marriott (3)	120	Solomons, Quality Inn	59

Georgia		Montana
Atlanta, Savannah Suites (1)	164	Billings, Super 8	106
Atlanta, Hotel Indigo (3)	142
Atlanta, Aloft (4)	254	North Carolina
		Shelby, Comfort Inn (2) (5)	76
Indiana
Fort Wayne, Comfort Suites	127	Pennsylvania
Lafayette, Comfort Suites	62	New Castle, Comfort Inn (2)	79
Marion, Comfort Suites (2)	62
South Bend, Comfort Suites	135	South Dakota
Warsaw, Comfort Inn & Suites	71	Sioux Falls (Airport), Days Inn (1) (2) (5)	86

Iowa		Texas
Burlington, Super 8 (2)	62	San Antonio, SpringHill Suites (3)	116
Creston, Super 8	121
Creston, Supertel Inn	41	Virginia
		Farmville, Comfort Inn (2)	50
Kentucky		Farmville, Days Inn (2)	59
Glasgow, Comfort Inn (2) (5)	60	Rocky Mount, Comfort Inn (2)	61
Harlan, Comfort Inn (1)	61
		West Virginia
Louisiana		Morgantown, Quality Inn	81
Bossier City, Days Inn (2)	176	Princeton, Quality Inn (2)	50

		Total Rooms	2,621

(1)	This property is subject to a long-term ground lease
(2)	This property is considered held for sale at September 30, 2016
(3)	This property was newly acquired in October 2015
(4)	This property is owned through an 80% interest in our unconsolidated Atlanta JV acquired in August 2016
(5)	This property was sold subsequent to September 30, 2016

All of our properties are encumbered by either our revolving credit agreement or by mortgage debt at September 30, 2016.

Acquisitions

On August 1, 2016, the Company entered into a joint venture with TWC to acquire a 254-room Aloft hotel in downtown Atlanta, Georgia.  The Company accounts for the Atlanta JV under the equity method.  Condor owns 80% of the Atlanta JV with TWC owning the remaining 20%.  The Atlanta JV is comprised of two companies: Spring Street Hotel Property II LLC, of which CHLP indirectly owns an 80% equity interest, and Spring Street Hotel OpCo II LLC, of which our TRS indirectly owns an 80% equity interest.  TWC owns the remaining 20% equity interest in these two companies.

On August 22, 2016, the Atlanta JV closed on the acquisition of the Atlanta Aloft for a purchase price of $43.55 million, subject to working capital and similar adjustments.  The purchase price was allocated by the Atlanta JV based on fair value, which was determined using Level 3 fair value inputs, as documented in the table below (in thousands).  The process for valuing and recording the assets and liabilities obtained in this transaction is not yet complete.  As such, these values are currently preliminary and subject to adjustment throughout the completion of the measurement period, which will be completed within one year of closing the transaction.

Land	Buildings, improvements, and vehicle	Furniture and equipment	Land option (1)	Total purchase price	Debt originated at acquisition	Net cash

$13,025	$34,048	$2,667	$(6,190)	$43,550	$33,750	$9,800

(1)	The purchase agreement includes a provision which permits the seller to purchase the surface parking lot north of the hotel exercisable for ten years at less than market rates

The purchase price for the Atlanta Aloft was paid with $9.8 million in cash, of which $7.84 million was contributed by Condor and $1.96 million was contributed by TWC, and $33.75 million of proceeds from a term loan secured by the property.  Condor additionally contributed $1.44 million and TWC additionally contributed $0.36 million to the Atlanta JV to cover acquisition costs and to provide working capital to the entity.  The term loan, obtained from LoanCore Capital Credit REIT LLC, has an initial term of 24 months with three 12-month extension periods which may be exercised at the Atlanta JV’s option subject to certain conditions and fees.  The interest rate is a floating rate calculated on the one-month LIBOR plus 5.0%, and as a condition to closing, the Atlanta JV purchased a LIBOR cap of 3.0%.  The current interest rate on the loan is 5.31%.  The loan is non-recourse to the Atlanta JV, subject to specified exceptions.  The loan is also non-recourse to Condor, except for certain customary carve-outs which are guaranteed by the Company.

Under the Atlanta JV agreement, the Atlanta JV is managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also require joint approval.  Condor may remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel is managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.

Net cash flow and profits from the Atlanta JV will be distributed each fiscal year first with a 10% preferred return on capital contributions to Condor, second with a 10% preferred return on capital contributions to TWC, and third with any remainder distributed to the partners based on their pro-rata equity ownership. Losses are allocated based on pro-rata equity ownership. The Atlanta JV agreement also includes buy-sell rights for both members (generally after three years of hotel ownership for Condor and after five years for TWC) and Condor has a purchase option for TWC’s Atlanta JV ownership interest exercisable between the third and fifth anniversary of the hotel closing.

Dispositions

Consistent with our strategic repositioning, the following hotel sales were executed in the nine months ended September 30, 2016:

			Condor	Number of	Gross proceeds
Date of sale	Location	Brand	lender	rooms	(in thousands)
01/04/16	Kirksville, MO	Super 8	Great Western	61	$1,525
01/07/16	Lincoln, NE	Super 8	Great Western	133	2,800
01/08/16	Greenville, SC	Savannah Suites	Western Alliance Bank	170	2,700
03/30/16	Portage, WI	Super 8	Morgan Stanley	61	2,375
04/22/16	O'Neill, NE	Super 8	Morgan Stanley	72	1,725
05/10/16	Culpeper, VA	Quality Inn	Morgan Stanley	49	2,200
05/19/16	Storm Lake, IA	Super 8	Morgan Stanley	59	2,800
05/24/16	Cleveland, TN	Clarion	Morgan Stanley	59	2,231
05/26/16	Iowa City, IA	Super 8	Morgan Stanley	84	3,375
05/27/16	Keokuk, IA	Super 8	Morgan Stanley	61	2,153
06/06/16	Chambersburg, PA	Comfort Inn	Morgan Stanley	63	2,150
08/08/16	Pittsburg, KS	Super 8	Morgan Stanley	64	1,620
09/09/16	Mt. Pleasant, IA	Super 8	Morgan Stanley	54	1,850
09/19/16	Danville, KY	Quality Inn	Morgan Stanley	63	2,288
09/26/16	Menomonie, WI	Super 8	Morgan Stanley	81	3,000
			Total	1,134	$34,792

Net proceeds from these hotel dispositions, after expenses and debt repayment, totaled $2.8 million and $11.2 million in the three and nine months ended September 30, 2016, respectively. In the three months ended September 30, 2015, four hotels with 498 rooms were sold for gross proceeds of $23.9 million, and net proceeds, after expenses and debt repayment, of $11.7 million.  In the nine months ended September 30, 2015, 11 hotels with 1,135 rooms were sold for gross proceeds of $40.8 million, and net proceeds, after expenses and debt repayment, of $16.0 million.

Based on the criteria discussed in the footnotes to the consolidated financial statements, as of September 30, 2016, the Company had 11 hotels classified as held for sale. At June 30, 2016, the Company had 17 hotels held for sale and during the three months ended September 30, 2016 sold four properties, classified two additional hotels as held for sale, and reclassified four properties into held for use. At December 31, 2015, the Company had 16 hotels held for sale and during the nine months ended September 30, 2016 sold 15 properties, classified 12 additional hotels as held for sale, and reclassified two properties into held for use.

As discussed in the footnotes to the consolidated financial statements, as of October 1, 2014 the Company adopted ASU 2014-08 which changes the criteria for reporting a discontinued operation such that only disposals representing a strategic shift in operations should be presented as discontinued operations subsequent to adoption.  None of the hotels reclassified as held for sale since the Company’s adoption of ASU 2014-08 on October 1, 2014 represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  As a result, only hotels classified as held for sale prior to October 1, 2014 (excluding those subsequently reclassified as held for use),  none of which remain unsold at September 30, 2016, are included in discontinued operations with all other hotels, including those subsequently sold or classified as held for sale, reported in continuing operations. For the three months ended September 30, 2016 and 2015, the results of 31 and 47 hotels, respectively, were included in continuing operations and the results of no and two hotels, respectively, were included in discontinued operations.  For the nine months ended September 30, 2016 and 2015, the results of 41 and 47 hotels, respectively, were included in continuing operations and the results of one and nine hotels, respectively, were included in discontinued operations.

Operating Performance Metrics

The following table presents our occupancy,  Average Daily Rate (“ADR”), and RevPAR for our same store operations.  The comparisons for same store operations include all of our hotels owned as of September 30, 2016 with the exception of the three hotels we acquired in October 2015 and one hotel acquired through our Atlanta JV in August 2016 (24 hotels included in same store results, 13 of which are considered held for use (“HFU”) and 11 of which are considered held for sale (“HFS”).  All hotels included in same store operations were owned throughout each of the periods presented.  The performance metrics for the three hotels acquired in October 2015 are separately presented below and represent post-acquisition operations only.  The performance metrics for the hotel acquired through our Atlanta JV on August 22, 2016, also presented separately below, reflect post-acquisition operations only and 100% of the operating results of the property including our interest and the interest of our partner.

	Three months ended September 30,
	2016			2015
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Same store HFU	70.43%	$77.99	$54.93	72.99%	$79.93	$58.34
Same store HFS	65.98%	$69.04	$45.55	67.13%	$67.18	$45.10
Total same store	68.60%	$74.44	$51.06	70.57%	$74.92	$52.87

October 2015 Acquisitions	69.02%	$114.14	$78.78	-	$-	$-
Aloft Atlanta JV	78.52%	$146.02	$114.66	-	$-	$-

	Nine months ended September 30,
	2016			2015
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Same store HFU	64.47%	$76.98	$49.63	68.79%	$74.67	$51.37
Same store HFS	61.61%	$64.96	$40.02	66.34%	$64.14	$42.55
Total same store	63.29%	$72.16	$45.68	67.78%	$70.42	$47.73

October 2015 Acquisitions	73.51%	$114.19	$83.95	-	$-	$-
Aloft Atlanta JV	78.52%	$146.02	$114.66	-	$-	$-

In the same store HFU portfolio of hotels, RevPAR decreased 5.8% from the third quarter of 2015 to the third quarter of 2016, driven by both a decrease in occupancy of 3.5% and a decrease in ADR of 2.4%.  In this same portfolio, RevPar decreased 3.4% between the year to date periods ended September 30, 2016 and 2015, also driven by a decrease in occupancy of 6.3% which was partially offset by an increase in ADR of 3.1%.  These decreases in occupancy were driven by market challenges facing these hotels as a result of declines in the oil and gas, rail, and fracking industries. This decrease in occupancy is most pronounced in the year to date results as the summer travel season, with its increased leisure, transient, and construction travel, favorably impacts our hotels in the second and third quarters annually. Despite these occupancy challenges, in the latter half of 2015 and in 2016, the Company has focused on increasing ADR as is evident in the year to date ADR increase.  Quarter to date ADR decreased largely as a result of renovations in certain of our Indiana properties and poor market conditions for rate at certain of our properties that are more dependent on summer leisure travel.

Results of Operations

Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015 (in thousands)

	Three months ended September 30,
	2016				2015
	Continuing operations	Discontinued operations		Total	Continuing operations	Discontinued operations	Total	Continuing operations variance
Revenue	$13,519	$		$13,519	$15,895	$526	$16,421	$(2,376)
Hotel and property operations expense	(9,452)		-	(9,452)	(11,076)	(341)	(11,417)	1,624
Depreciation and amortization expense	(1,398)		-	(1,398)	(1,099)	-	(1,099)	(299)
General and administrative expense	(1,367)		-	(1,367)	(1,451)	-	(1,451)	84
Acquisition and terminated transactions expense	(228)		-	(228)	(177)	-	(177)	(51)
Terminated equity transactions	-		-	-	(180)	-	(180)	180
Net gain (loss) on disposition of assets	3,591		-	3,591	2,927	(1)	2,926	664
Equity in loss of joint venture	(54)		-	(54)	-	-	-	(54)
Net gain on derivatives and convertible debt	26		-	26	7,895	-	7,895	(7,869)
Other income (expense)	85		-	85	(4)	-	(4)	89
Interest expense	(1,127)		-	(1,127)	(1,137)	(32)	(1,169)	10
Loss on extinguishment of debt	(399)		-	(399)	(104)	-	(104)	(295)
Impairment (loss) recovery	(343)		-	(343)	313	-	313	(656)
Income tax expense	-		-	-	-	-	-	-
Net earnings	$2,853		$-	$2,853	$11,802	$152	$11,954	$(8,949)

Revenue

Revenue from continuing operations between the periods decreased by $2,376, or 14.9%.  Revenue from newly acquired properties in the three months ended September 30, 2016 totaled $3,015 while revenue decreased by $5,047 as a result of decreased revenue from held for sale and sold properties included in continuing operations.  Revenue related to held for use properties decreased by $344 as a result of the decreased RevPAR on these properties discussed above.

Expenses

Hotel and property operations expense from continuing operations decreased by $1,624, which was driven by decreased expenses from held for sale or sold properties included in continuing operations of $3,570, partially offset by expenses from newly acquired properties of $2,007 in the three months ended September 30, 2016.  In totality, hotel and operations expenses from continuing operations remained a relatively consistent percentage of total revenue at 69.9% and 69.7% for the three months ended September 20, 2016 and 2015, respectively, with the higher margins we are earning on our 2015 acquisitions being offset by lower margins earned on our legacy hotels due largely to wage increases resulting from current labor market conditions that took effect in the latter half of 2015 as well as increased labor costs incurred at the Indiana properties under renovation.

Interest expense from continuing operations remained stable between the periods, decreasing by $10, as the result of the offsetting effects of a decrease in the size of the Company’s hotel portfolio which was encumbered by debt and a decrease in the weighted average interest rate on outstanding debt from 5.85% at September 30, 2015 to 5.38% at September 30, 2016 as a result of debt repaid upon the sale of properties and debt refinancings between the periods.

Depreciation expense from continuing operations increased by $299 between the periods as a result of depreciation on our newly acquired properties and additional depreciation taken on upon the reclassified from HFS to HFU of four properties during the third quarter of 2016 a partially offset by decreases in depreciation resulting from sold and held for sale properties.

The $84 decrease in general and administrative expense was driven by decreases in the Company’s directors’ and officers’ insurance premiums and decreased executive recruiting costs between the periods.

Acquisition and terminated transaction costs will fluctuate period to period based on our acquisition activities.  Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as transactions that were terminated during the year and expense incurred pursuing potential acquisitions.  The increase in these expenses in 2016 of $51 was a result of increased activity by management to review potential future transactions.  These expenses in 2015 were incurred in preparation for the three acquisitions that closed in early October 2015.

The terminated equity expenses incurred in 2015 related to the preparation of an exchange offer that was later withdrawn.

Dispositions

In the three months ended September 30, 2016, four hotels were sold with gains totaling $3,632. In the three months ended September 30, 2015, two hotels were sold with gains totaling $2,966 and two hotels were sold that had been previously impaired and as such had no gains.

Net Gain on Derivatives and Convertible Debt

In the three months ended September 30, 2016, the Company recognized a minimal net gain on derivatives and convertible debt of $26.  In the three months ended September 30, 2015, the gain totaling $7,895 was driven by a decrease in the fair value of derivatives that was primarily a result of a decrease in the Company’s stock price, which in turn decreased the value assigned to the conversion feature of the Series C Preferred Stock and the outstanding common stock warrants.

Loss on Extinguishment of Debt

The loss on the extinguishment of debt increased between the periods as a result of significant prepayment penalties incurred in 2016 upon the disposal of a properties encumbered by the Company’s Morgan Stanley debt.

Impairment (Loss) Recovery

In the three months ended September 30, 2016, we incurred $343 of impairment losses, all of which was included in continuing operations. In the three months ended September 30, 2015, we recognized impairment recoveries totaling $313, all of which was included in continuing operations.  All impairments recognized in both periods related either to hotels HFS, reclassified from HFS to HFU, or sold at some point during the periods.

Income Tax Expense

As of September 30, 2016 and 2015 and throughout the three months then ended, a full valuation allowance was recorded against the Company’s net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded in the three months ended September 30, 2016 or 2015.  Management believes the combined federal and state income tax rate for the TRS will be approximately 38% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015 (in thousands)

	Nine months ended September 30,
	2016			2015
	Continuing operations	Discontinued operations	Total	Continuing operations	Discontinued operations	Total	Continuing operations variance
Revenue	$40,177	$6	$40,183	$45,320	$2,526	$47,846	$(5,143)
Hotel and property operations expense	(29,052)	(4)	(29,056)	(32,971)	(1,679)	(34,650)	3,919
Depreciation and amortization expense	(4,096)	-	(4,096)	(3,836)	-	(3,836)	(260)
General and administrative expense	(4,092)	-	(4,092)	(4,183)	-	(4,183)	91
Acquisition and terminated transactions expense	(375)	-	(375)	(194)	-	(194)	(181)
Terminated equity transactions	-	-	-	(180)	-	(180)	180
Net gain on disposition of assets	15,814	681	16,495	2,801	1,665	4,466	13,013
Equity in loss of joint venture	(54)	-	(54)	-	-	-	(54)
Net gain on derivatives and convertible debt	6,305	-	6,305	8,008	-	8,008	(1,703)
Other income	87	-	87	122	-	122	(35)
Interest expense	(3,704)	(5)	(3,709)	(4,194)	(192)	(4,386)	490
Loss on extinguishment of debt	(1,548)	-	(1,548)	(111)	-	(111)	(1,437)
Impairment (loss) recovery	(1,257)	-	(1,257)	(3,517)	120	(3,397)	2,260
Income tax expense	-	-	-	-	-	-	-
Net earnings	$18,205	$678	$18,883	$7,065	$2,440	$9,505	$11,140

Revenue

Revenue from continuing operations decreased by $5,143, or 11.3%, between the periods.  Revenue from newly acquired properties in the nine months ended September 30, 2016 totaled $9,529 while revenue from our other held for use assets decreased by $478 which was the result of the decrease in same store RevPAR for held for use hotels discussed above.  Revenue from held for sale and sold properties included in continuing operations decreased by $14,194, driven by property sales during and between the periods presented.

Expenses

Hotel and property operations expense from continuing operations decreased by $3,919, which was driven by decreased expenses from held for sale or sold properties included in continuing operations of $10,117 which were partially offset by expenses from newly acquired properties of $6,090 in the nine months ended September 30, 2016.  In totality, hotel and operations expenses from continuing operations decreased as a percentage of revenue by 0.5% because the legacy hotels that remain in our portfolio and our 2015 acquisitions have higher operating margins than the hotels that were sold during and between the periods.

Interest expense from continuing operations decreased by $490 between the periods as a result of a net decrease in the size of the Company’s hotel portfolio which was encumbered by debt.  Additionally, interest expense was favorably impacted by a decrease in the weighted average interest rate on total long-term debt outstanding from 5.85% at September 30, 2015 to 5.38% at September 30, 2016 as a result of debt repaid upon the sale of properties and debt refinancings between the periods.

Depreciation expense from continuing operations increased by $260 between the periods as a result of depreciation on our newly acquired properties and additional depreciation taken on upon reclassified from HFS to HFU of four properties during the third quarter of 2016 partially offset by decreases in depreciation resulting from sold and held for sale properties.

The $91 decrease in general and administrative expense was driven by decreases in the Company’s directors’ and officers’ insurance premiums and decreased executive recruiting costs between the periods.

Acquisition and terminated transaction costs will fluctuate period to period based on our acquisition activities.  Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as transactions that were terminated during the year and expenses incurred pursuing potential acquisitions.  These expenses in 2016 were a result of expenses incurred during the period related to the final accounting for and valuation of the three acquisitions completed in the fourth quarter of 2015 as well as increased activity by management to review potential future transactions.  These expenses in 2015 were incurred in preparation for the three acquisitions that closed in early October 2015.

The terminated equity expenses incurred in 2015 related to the preparation of an exchange offer that was later withdrawn.

Dispositions

In the nine months ended September 30, 2016, 15 hotels were sold with gains totaling $16,577. In the nine months ended September 30, 2015, four hotels were sold with gains totaling $4,633 and seven hotels were sold that had been previously impaired and as such had no gains.

Net Gain on Derivatives and Convertible Debt

The change in the net gain on derivatives and convertible debt was driven by changes in the fair value of the derivative liabilities between the periods. In both periods, decreases in fair value of derivatives were primarily a result of a decreases in the Company’s stock price, which in turn decreased the value assigned to the conversion feature of the Series C Preferred Stock and the outstanding common stock warrants.  In the nine months ended September 30, 2016, this gain was partially offset by a loss of $224 on the fair value of the convertible debt entered into on March 16, 2016 due to an increase in stock price from the date that note was entered into to September 30, 2016.

Loss on Extinguishment of Debt

The loss on the extinguishment of debt increased between the periods as a result of significant prepayment penalties incurred upon the disposal of properties encumbered by the Company’s Morgan Stanley debt.

Impairment (Loss) Recovery

In the nine months ended September 30, 2016, we incurred $1,257 of impairment losses, all of which was included in continuing operations. In the nine months ended September 30, 2015, we incurred impairment losses totaling $3,397, of which $3,517 was in continuing operations and a recovery of $120 was in discontinued operations.  All impairments and recoveries recognized in both periods related either to hotels HFS, reclassified from HFS to HFU, or sold at some point during the periods.

Income Tax Expense

As of September 30, 2016 and 2015 and throughout the nine months then ended, a full valuation allowance was recorded against the Company’s net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded in the nine months ended September 30, 2016 or 2015.  Management believes the combined federal and state income tax rate for the TRS will be approximately 38% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

Non-GAAP Financial Measures

Non-GAAP financial measures are measures of our historical financial performance that are different from measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  We report Funds from Operations (“FFO”), Adjusted FFO (“AFFO”), Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), Adjusted EBITDA, and Hotel EBITDA as non-GAAP measures that we believe are useful to investors as key measures of our operating results and which management uses to facilitate a periodic evaluation of our operating results relative to those of our peers.  Our non-GAAP measures should not be considered as an alternative to U.S. GAAP net earnings as an indication of financial performance or to U.S. GAAP cash flows from operating activities as a measure of liquidity.  Additionally, these measures are not indicative of funds available to fund cash needs or our ability to make cash distributions as they have not been adjusted to consider cash requirements for capital expenditures, property acquisitions, debt service obligations, or other commitments.

Funds from Operations (“FFO”) & Adjusted FFO (“AFFO”)

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net earnings computed in accordance with GAAP, excluding gains or losses from sales of real estate assets, impairment, and the depreciation and amortization of real estate assets.  FFO is calculated both for the Company in total and as FFO attributable to common shares and partnership units, which is FFO excluding preferred stock dividends.  AFFO is FFO attributable to common shares and partnership units adjusted to exclude items we do not believe are representative of the results from our core operations, such as non-cash gains or losses on derivative liabilities and convertible debt and cash charges for acquisition costs. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

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

The following table reconciles net earnings to FFO and AFFO for the three and nine months ended September 30, 2016 and 2015 (in thousands). All amounts presented include both continuing and discontinued operations as well as our portion of the results of our unconsolidated Atlanta JV.

	Three months ended		Nine months ended
	September 30,		September 30,
Reconciliation of Net earnings to FFO and AFFO	2016	2015	2016	2015
Net earnings	$2,853	$11,954	$18,883	$9,505
Depreciation and amortization expense	1,398	1,099	4,096	3,836
Depreciation and amortization expense from JV	94	-	94	-
Net gain on disposition of assets	(3,591)	(2,926)	(16,495)	(4,466)
Net loss on disposition of assets from JV	1	-	1	-
Impairment loss (recovery)	343	(313)	1,257	3,397
FFO	1,098	9,814	7,836	12,272
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(976)	(914)	(19,773)	(2,707)
FFO attributable to common shares and partnership units	122	8,900	(11,937)	9,565
Net gain on derivatives and convertible debt	(26)	(7,895)	(6,305)	(8,008)
Acquisition and terminated transactions expense	228	177	375	194
Acquisition and terminated transactions expense from JV	224	-	224	-
Terminated equity transactions	-	180	-	180
AFFO attributable to common shares and partnership units	$548	$1,362	$(17,643)	$1,931

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), Adjusted EBITDA, and Hotel EBITDA

We calculate EBITDA and Adjusted EBITDA by adding back to net earnings certain non-operating expenses and certain non-cash charges which are based on historical cost accounting that we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods. In calculating EBITDA, we add back to net earnings interest expense, loss on debt extinguishment, income tax expense, and depreciation and amortization expense. In calculating Adjusted EBITDA, we adjust EBITDA to add back net gain/loss on disposition of assets and acquisition and terminated transactions expense, which are cash charges. We also add back impairment and gain or loss on derivatives and convertible debt, which are non-cash charges. Our current calculation of EBITDA varies from that presented in filings prior to the December 31, 2015 Form 10-K as EBITDA was historically calculated based on net earnings attributable to common shareholders with preferred dividends and noncontrolling interest added back only to Adjusted EBITDA.  EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

We believe EBITDA and Adjusted EBITDA to be useful additional measures of our operating performance, excluding the impact of our capital structure (primarily interest expense), our asset base (primarily depreciation and amortization expense), and other items we do not believe are representative of the results from our core operations.

The Company further excludes general and administrative expenses, other non-operating income or expense, and certain hotel and property operations expenses that are not allocated to individual properties in assessing hotel performance (primarily certain general liability and other insurance costs, land lease costs, and office and banking fees) from Adjusted EBITDA to calculate Hotel EBITDA.  Hotel EBITDA is similar to the non-GAAP measure of Property Operating Income (“POI”) presented in filings prior to the September 30, 2016 Form 10-Q except that Hotel EBITDA also excludes the unallocated hotel and property operations expenses previously included in POI.  Hotel EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

Hotel EBITDA is intended to isolate property level operational performance over which the Company’s hotel operators have direct control.  We believe Hotel EBITDA is helpful to investors as it better communicates the comparability of our hotels’ operating results for all of the Company’s hotel properties and is used by management to measure the performance of the Company’s hotels and the effectiveness of the operators of the hotels.

The following table reconciles net earnings to EBITDA, Adjusted EBITDA, and Hotel EBITDA for the three and nine months ended September 30, 2016 and 2015 (in thousands). All amounts presented include both continuing and discontinued operations as well as our portion of the results of our unconsolidated Atlanta JV.

	Three months ended		Nine months ended
	September 30,		September 30,
Reconciliation of Net earnings to EBITDA , Adjusted EBITDA, and Hotel EBITDA	2016	2015	2016	2015
Net earnings	$2,853	$11,954	$18,883	$9,505
Interest expense	1,127	1,169	3,709	4,386
Interest expense from JV	191	-	191	-
Loss on debt extinguishment	399	104	1,548	111
Income tax expense	-	-	-	-
Depreciation and amortization expense	1,398	1,099	4,096	3,836
Depreciation and amortization expense from JV	94	-	94	-
EBITDA	6,062	14,326	28,521	17,838
Net gain on disposition of assets	(3,591)	(2,926)	(16,495)	(4,466)
Net loss on disposition of assets from JV	1	-	1	-
Impairment loss (recovery)	343	(313)	1,257	3,397
Net gain on derivatives and convertible debt	(26)	(7,895)	(6,305)	(8,008)
Acquisition and terminated transactions expense	228	177	375	194
Acquisition and terminated transactions expense from JV	224	-	224	-
Terminated equity transactions	-	180	-	180
Adjusted EBITDA	3,241	3,549	7,578	9,135
General and administrative expense	1,367	1,451	4,092	4,183
Other income (expense)	(85)	4	(87)	(122)
Unallocated hotel and property operations expense	113	199	391	376
Hotel EBITDA	$4,636	$5,203	$11,974	$13,572

Liquidity, Capital Resources, and Equity Transactions

Liquidity Requirements

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our revolving credit agreement with Great Western Bank, and the release of restricted cash upon the satisfaction of usage requirements.  At September 30, 2016, the Company had $11.4 million of cash and cash equivalents on hand and $1.6 million of unused availability under its revolving credit agreement.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Internal Revenue Code and as required in connection with our Series D Preferred Stock. We presently expect to invest approximately $4.5 million to $6.0 million in capital expenditures related to hotel properties we currently own through December 31, 2017.

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

Our longer-term liquidity requirements consist primarily of the cost of acquiring additional hotel properties, renovations and other one-time capital expenditures that periodically are made related to our hotel properties, and scheduled debt payments, including maturing loans.  Possible sources of liquidity to fund debt maturities and acquisitions and to meet other obligations include additional secured or unsecured debt financings and proceeds from public or private issuances of debt or equity securities.

Prior to the consideration of any asset sales or our ability to refinance debt subsequent to September 30, 2016, contractual principal payments on our debt outstanding, including normal amortization, total $26.9 million through December 31, 2017, including the February 1, 2017 maturity of one of our Western Alliance Bank (“WAB”) loans with a balance at September 30, 2016 of $10.4 million, the November 6, 2017 maturity of our Cantor loan with a balance at September 30, 2016 of $5.7 million, and the December 1, 2017 maturity of our Morgan Stanley loan with a balance at September 30, 2016 of $9.6 million.  Prior to these maturities, the Company anticipates refinancing these loans with the the existing lenders or another lender. As a result of our improved financial condition and the terms of the lending arrangements we have entered into in recent periods, we believe we will be able to refinance this debt on similar or perhaps more favorable terms, even if interest rates increase as a result of future Federal Reserve actions. However, notwithstanding our perception, we may not be successful in our efforts to refinance or repay our maturing debt.

Additionally, at September 30, 2016, we have 11 hotels held for sale which, if sold, we believe will generate approximately $14.9 million in net proceeds after debt repayment.  Since December 1, 2008, we have sold 102 hotels. Although it is management’s plan to use net proceeds after debt repayment from future asset sales to fund future acquisitions, if necessary the Company believes that cash generated from asset dispositions will be sufficient to fund any shortfalls associated with future debt maturities.  However, with respect to future hotel sales, we cannot predict whether we will be able to find buyers for identified assets at prices and other terms acceptable to us, whether potential buyers will be able to secure financings, and the length of time needed to find a buyer and to close the sale of a property.

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $4.1 million and $6.1 million for the nine months ended September 30, 2016 and 2015, respectively.  The decrease in operating cash flows was driven by a decrease in cash basis net income of $1.5 million as well as differences in the changes in operating assets and liabilities between the periods, none of which were individually significant.

Cash provided by Investing Activities.  Our cash provided by investing activities was $21.7 million and $36.3 million for the nine months ended September 30, 2016 and 2015, respectively.  The decrease in these cash flows in 2016 was primarily the result of decreased net proceeds from the sale of properties of $6.5 million and the 2016 investment in joint venture of $9.3 million, partially offset with a net increase in cash received from capital expenditure escrows of $0.9 million.

Cash used in Financing Activities.  Our cash used in financing activities was $19.4 million and $27.7 million for the nine months ended September 30, 2016 and 2015, respectively.  This increase in cash flows was primarily related to cash received in the first quarter of 2016 related to the Series D Preferred Stock issuance less cash used to redeem the Series A and B Preferred Stock and cash dividends paid on the Series C and Series D Preferred Stock, which together had a net impact to financing cash flows of $5.1 million, as well as decreased net principal payments on long-term and revolving debt of $4.4 million as a result of decreased net revolver activity as well as decreased debt repayments required upon the sale of hotel properties.  These increases were partially offset with prepayment penalties of $1.3 million paid in 2016 upon the sale of properties encumbered by the Company’s Morgan Stanley loan.

Significant Equity Transactions

On March 16, 2016, the Company entered into a series of agreements providing for:

•	the issuance and sale of Condor’s Series D Preferred Stock under a private transaction to SREP III Flight-Investco, L.P. (“SREP”), an affiliate of StepStone Group LP;
•	the exchange of all of Condor’s outstanding Series C Preferred Stock for Series D Preferred Stock; and
•	the cash redemption of all of Condor’s outstanding Series A Cumulative Preferred Stock and Series B Preferred Stock.

In connection with these transactions, the Company and SREP entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) dated March 16, 2016 pursuant to which Condor issued and sold 3,000,000 shares of Series D Preferred Stock to SREP on the March 16, 2016 for an aggregate purchase price of $30.0 million. The Stock Purchase Agreement required that $20.147 million of the purchase price be deposited into an escrow account for the purpose of effecting the redemption of the Series A and Series B Preferred Stock and that the remaining amount of the purchase price be delivered to Condor.

Simultaneously, the Company entered into an agreement (the “Exchange Agreement”) with Real Estate Strategies, L.P. (“RES”) pursuant to which all 3,000,000 outstanding shares of Series C Preferred Stock were exchanged for 3,000,000 shares of Series D Preferred Stock. Under the Exchange Agreement, in lieu of payment of accrued and unpaid dividends in the amount of $4.947 million on the Series C Preferred Stock, Condor (a) paid to RES an amount of cash equal to $1.484 million, (b) issued to RES 245,156 shares of Series D Preferred Stock (such that RES, IRSA and their affiliates do not beneficially own in excess of 49% of the voting stock of Condor) and (c) issued to RES a convertible promissory note, bearing interest at 6.25% per annum, in the principal amount of $1.012 million.

Pursuant to the Stock Purchase Agreement, on April 15, 2016, Condor redeemed all of the outstanding Series A and Series B Preferred Stock, in accordance with redemption notices issued on March 16, 2016, as follows:

•

all 803,270 outstanding shares of the Series A Preferred Stock at the redemption price of $10.00 per share plus $2.084940 per share in accrued and unpaid dividends (plus compounded interest) through the redemption date for a total redemption price of $9.707 million; and

•

all 332,500 outstanding shares of the Series B Preferred Stock at the redemption price of $25.00 per share plus $6.354167 per share in accrued and unpaid dividends through the redemption date for a total redemption price of $10.425 million.

The terms of the convertible promissory note and the Series D Preferred Stock are discussed in depth in Note 6, Convertible Debt at Fair Value, and Note 9, Preferred Stock, to our consolidated interim financial statements.

Outstanding Indebtedness

During the three and nine months ended September 30, 2016, net proceeds from the Company’s four and 15 hotel sales, respectively, were used to pay off the associated loans totaling $5.3 million and $21.2 million, respectively, to reduce the balance of the revolving credit facility with Great Western Bank, and set aside to fund future acquisitions.  These dispositions, as well as adjustments required to remain in compliance with the required debt service ratio, decreased the total availability under the Great Western Bank revolver from $5.7 million at December 31, 2015 to $1.6 million at September 30, 2016.

At September 30, 2016, we had long-term debt of $53.4 million associated with assets held for use with a weighted average term to maturity of 2.3 years and a weighted average interest rate of 5.21%.  Of this total, at September 30, 2016, $19.8 million was fixed rate debt with a weighted average term to maturity of 0.7 years and a weighted average interest rate of 6.07% and $33.6 million was variable rate debt with a weighted average term to maturity of 3.3 years and a weighted average interest rate of 4.70%. At December 31, 2015, we had long-term debt of $56.8 million associated with assets held for use with a weighted average term to maturity of 3.0 years and a weighted average interest rate of 5.21%. Of this total, at December 31, 2015, $21.7 million was fixed rate debt with a weighted average term to maturity of 1.5 years and a weighted average interest rate of 6.04% and $35.1 million was variable rate debt with a weighted average term to maturity of 4.0 years and a weighted average interest rate of 4.70%.

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

	Held for sale	Held for use	Total
Remainder of 2016	$213	$416	$629
2017	6,215	20,095	26,310
2018	2,519	11,595	14,114
2019	60	547	607
2020	2,023	20,720	22,743
Total	$11,030	$53,373	$64,403

Financial Covenants

The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage and required loan-to-value and leverage ratios, and place certain restrictions on dividends.  As of September 30, 2016, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank and certain of our WAB facilities contain cross-default provisions which would allow Great Western Bank and WAB to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of September 30, 2016, we are not in default of any of our loans.

Contractual Obligations

Below is a summary of certain obligations that will require capital as of September 30, 2016 (in thousands):

		Payments due by period
Contractual obligations	Total	Remainder of 2016	2017-2018	2019-2020	After 2020
Long-term debt including interest (1)	$58,786	$1,125	$34,928	$22,733	$-
Land and office leases (2)	3,056	58	290	204	2,504
Total contractual obligations	$61,842	$1,183	$35,218	$22,937	$2,504

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at September 30, 2016
(2)	Primarily ground leases and corporate office leases

Long-term debt and land lease payments above include only amounts related to properties classified as held for use.  Future debt payments, including interest, related to the 11 held for sale properties that are expected to be sold within the next 12 months of $11.9 million and future obligations on the one land lease related to a  held for sale property totaling $2.0 million are not included in the table above.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that effect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 with the exception of the policy below which is considered critical following the formation of our unconsolidated Atlanta JV during the three months ended September 30, 2016.

Investment in Joint Venture

If it is determined that we do not have a controlling interest in a joint venture, either through our financial interest in a variable interest entity (“VIE”) or through our voting interest in a voting interest entity (“VOE”) and we have the ability to provide significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliate as they occur, with losses limited to the extent of our investment in, advances to, and commitments to the investee. Pursuant to our Atlanta JV agreement, allocations of profits and losses of our Atlanta JV may be allocated disproportionately to nominal ownership percentages due to specified preferred return rate thresholds.

On an annual basis or at interim periods if events and circumstances indicate that the investment may be impaired, the Company reviews the carrying value of its investment in unconsolidated joint venture to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary. The investment is considered impaired if its estimated fair value is less than the carrying amount of the investment and that impairment is other than temporary.

Recent Accounting Standards

See Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated interim financial statements for additional information relating to recently adopted and recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At September 30, 2016, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

There has been no material change in our market risk exposure subsequent to December 31, 2015.  At September 30, 2016, we have an interest rate swap in place which effectively locks the variable interest rate on our Huntington Bank debt (September 30, 2016 balance of $9.8 million) at 4.13% and an interest rate cap in place which caps the 30-day LIBOR interest rate on our Latitude debt (September 30, 2016 balance of $11.2 million) at 1%. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

At September 30, 2016, approximately 51.3% of our outstanding debt, excluding debt related to hotel properties held for sale, is subject to fixed interest rates or effectively locked with an interest rate swap, while 48.7% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at September 30, 2016 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $0.3 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision of management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 was (a) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures and (b) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.1*	Third Amended and Restated Agreement of Limited Partnership of Condor Hospitality Limited Partnership (f/k/a Supertel Limited Partnership), as amended.

10.2

Amended and Restated Limited Liability Company Agreement of Spring Street Hotel Property II LLC dated as of August 22, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 22, 2016).

10.3

Limited Liability Company Agreement of Spring Street Hotel OpCo II LLC effective as of August 22, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 22, 2016).

10.4

Agreement between Spring Street Hotel OpCo LLC and Boast Hotel Management Company LLC dated effective August 19, 2016 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 22, 2016).

10.5

Loan Agreement dated as of August 22 2016 between Spring Street Hotel Property LLC, Spring Street Hotel Opco LLC and LoanCore Capital Credit REIT LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 22, 2016).

10.6

Guaranty of Recourse Obligations by Condor Hospitality Trust, Inc. and Alan Kanders and Raviraj Kiran Dave dated August 22, 2016 in favor of LoanCore Capital Credit REIT LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 22, 2016).

10.7

Agreement of Purchase and Sale by and between Leawood ADP, Ltd, and Condor Hospitality Limited Partnership dated August 29, 2016 (incorporated herein by reference to Exhibit 10. to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 29, 2016).

10.8

Amended and Restated Employment Agreement dated March 2, 2015, by and between Condor Hospitality Trust, Inc. and J. William Blackham, as amended and restated September 16, 2016 (incorporated herein by reference to Exhibit 10. to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated September 16, 2016).

31.1*	Section 302 Certificate of Chief Executive Officer
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Condor Hospitality Trust, Inc.
November 8, 2016
/s/ J. William Blackham
J. William Blackham
Chief Executive Officer

/s/ Jonathan Gantt
Jonathan Gantt
Senior Vice President and Chief Financial Officer