Form 10-K
period 2016-12-31
CONDOR HOSPITALITY TRUST, INC.
filed 2017-03-01
CIK 929545

enXt

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________

Commission file number: 001-34087

Condor Hospitality Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	52-1889548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4800 Montgomery Lane Ste. 220, Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

(301)  861-3305

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2016 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7.2 million based on the price at which the common stock was last sold on that date as reported on the Nasdaq Global Market. At February 28, 2017, there were 43,993,705 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2016, are incorporated into Part III.

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

Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, risks associated with debt financing, interest rates, competition, supply and demand for hotel rooms in our current and proposed market areas, policies and guidelines applicable to real estate investment trusts, and other risks and uncertainties described herein, and in our filings with the Securities and Exchange Commission (“SEC”) from time to time.  These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.  We caution readers not to place undue reliance on any forward-looking statements included in this report which speak only as of the date of this report.

PART I

ITEM 1. BUSINESS

References to “we,” “our,” “us,” and the “Company” refer to Condor Hospitality Trust, Inc., including, as the context requires, its direct and indirect subsidiaries.

Overview

Condor Hospitality Trust, Inc. (“CDOR,” “Condor,” or the “Company”), which until July 15, 2015 was formerly named Supertel Hospitality, Inc., was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. Our common stock began to trade on the Nasdaq Stock Market on October 30, 1996 and today trades under the symbol “CDOR”.

CDOR is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of December 31, 2016, the Company owned 19 hotels, representing 2,047 rooms, in 12 states, including one hotel owned through an 80% interest in an unconsolidated joint venture (the “Atlanta JV”).

Our significant events for 2016 include:

•

On various dates throughout the year, the Company sold 25 hotels for total gross proceeds of $61.4 million and primarily used the net proceeds, after repayment of the underlying loans, to fund acquisitions, to build cash reserves for future hotel acquisitions, and for general corporate purposes.

•

On March 16, 2016, the Company raised $30.0 million in a private placement transaction with an affiliate of the StepStone Group. The investment, structured as a new Series D Preferred Stock, includes a 6.25% annual dividend, payable quarterly, and may be converted by the holders into shares of the Company’s common stock at a conversion price of $1.60 per share.  Simultaneously with StepStone’s Series D Preferred Stock investment, the Company’s outstanding 6.25% Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”), all of which was held by Real Estate Strategies L.P. (“RES”), was also exchanged for the newly created Series D Preferred Stock.  The Company used approximately $20.2 million of the proceeds from the $30.0 million raise to redeem all outstanding 8% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) and 10% Series B Cumulative Preferred Stock (“Series B Preferred Stock”), including all unpaid accrued dividends, on April 15, 2016, resulting in one class of preferred stock for which the Company can require conversion entirely into common stock upon the occurrence of defined capital events.  Excess proceeds were utilized by the Company to accelerate the strategic repositioning of its portfolio through the completion of acquisitions.

•

On May 26, 2016, the Company announced that it had moved its corporate headquarters to Bethesda, Maryland.  The new corporate headquarters are located at 4800 Montgomery Lane, Suite 220, Bethesda, Maryland 20814.  The Company continues to maintain leased office space in both Omaha and Norfolk, Nebraska.

•	On July 11, 2016, the Company reinstated common dividends for the first time since 2009. The Company declared a common stock dividend of $0.01 per share for the second quarter of 2016.
•

On August 22, 2016, the Company closed on the joint venture acquisition of the 254-room Aloft Atlanta located in downtown Atlanta at 300 Spring Street NW, Atlanta, GA. Condor entered into the Atlanta JV with Three Wall Capital (“TWC”), of which Condor owns 80% and TWC owns 20%, to acquire the hotel. The purchase price for the hotel was $43.6 million.  The hotel is managed by Boast Hotel Management Company, LLC, an affiliate of TWC.

•	On September 16, 2016, the Company announced that it increased its common stock dividend to an annualized $0.12 per share for the third quarter of 2016.
•	On December 8, 2016, the Company declared its fourth quarter dividend of $0.03 per share.
•

On December 14, 2016, the Company closed on the acquisition of the 156-room Aloft Leawood / Overland Park (Kansas City) located within Park Place Village at 11620 Ash Street, Leawood, KS.  The purchase price for the hotel was $22.5 million.  The hotel is managed by Presidian Hotel and Resorts.

Subsequent to the close of 2016, the Company announced the following significant events.  These events are further discussed in the Subsequent Events footnote to the consolidated financial statements.

•

On January 23, 2017 the Company executed an agreement to purchase a portfolio of four Home2 Suites hotels for $73.8 million.  The portfolio includes the Home2 Suites Memphis / Southaven, the Home2 Suites Austin / Round Rock, the Home 2 Suites Lexington University / Medical Center (Kentucky), and the Home2 Suites Tallahassee State Capitol.  The closing of these acquisitions is anticipated to occur in the first quarter of 2017, but is subject to customary closing conditions including accuracy of representations and warrants and compliance with covenants and obligations.

•

On February 8, 2017, the Company announced that it had received commitment letters from two banks, KeyBank and The Huntington National Bank, for a $90.0 million secured credit facility.  This credit facility subsequently closed on March 1, 2017.    The new credit facility significantly reduced the Company’s weighted average cost of debt and enabled the refinancing of all 2017 and 2018 maturities.

•

On February 28, 2017, the holders of the Series D Preferred Stock voluntarily converted their shares into 39,032,225 shares of common stock at $1.60 per share pursuant to the terms of the preferred stock.  The terms of the Series D Preferred Stock provided for automatic conversion following certain future common stock offerings, and also provided for potential additional payments to the holders depending on the sales price of common stock in the offerings. As a result of the voluntary conversion, the holders are no longer entitled to the potential payments. To induce the holders of the Series D Preferred Stock to voluntarily convert their shares, the Company issued the holders a $9.3 million of a new series of preferred stock, the Series E Preferred Stock.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, Condor Hospitality Limited Partnership and its subsidiaries (“CHLP”), for which we serve as general partner. As of December 31, 2016, we owned an approximate 97.8% ownership interest in CHLP.  In the future, CHLP may issue limited partnership interests to third parties from time to time in connection with our acquisition of hotel properties or the raising of capital.  The Company’s 100% owned E&P Financing Limited Partnership no longer owns any assets or conducts any operations following the sale of its last remaining property in January 2016.

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

Mission Statement

Our mission is to provide to our shareholders attractive total returns for the lodging sector through (1) disciplined investment in high-quality select-service, limited-service, extended stay, and compact full service hotels, and (2) intensive asset management to achieve enhanced results.

We achieve this mission through the disciplined and efficient execution of the following Core Strategies:

•	Acquisition Strategy
•	Disposition Strategy
•	Asset Management Strategy
•	Financing Strategy

We understand that we cannot achieve our mission alone and therefore work with the following independent businesses, who we refer to as Business Partners, in the execution of our mission:

•	Franchise Partners
•	Hotel Management Company Partners

Core Strategies

Acquisition Strategy

The objective of our acquisition strategy is to enable us to acquire assets that meet our target property characteristics and investment criteria at attractive valuations. We believe that our existing relationships with owners, operators, and developers of select-service hotels will provide us with access to certain off-market acquisition opportunities ahead of other real estate investors.  Typically, off-market transactions lead to more attractive valuation outcomes.  Our organizational documents do not limit the types of investments we can make; however, our intent is to execute the acquisition strategy as detailed herein.

We believe our target property characteristics and investment criteria, coupled with our ability to source off-market transactions, differentiates us from our peers and will enable us to achieve our mission to obtain attractive returns to our shareholders.

Target Property Characteristics

Our target properties are high-quality select-service, limited-service, extended stay, and compact full-service hotels located primarily in the top 100 Metropolitan Statistical Areas (“MSAs”), with a focus on the top 21 – 60 MSAs.  From time to time, we may acquire assets outside these target MSAs if we are able to acquire the asset at an attractive valuation and have confidence in the value proposition of the property.  If within a top 25 MSA, the asset will typically be located within an attractive sub- market of the larger MSA.  The hotels we will look to acquire will be franchised under premium flags by brands such as Hilton, Marriott/Starwood, IHG, and Hyatt and operated by third-party management companies.

In 2016, we acquired two assets that meet our investment criteria: Aloft Atlanta Downtown and the Aloft Leawood.  Subsequent to the close of 2016, we announced our intent to acquire four Home2 Suites hotels in the following markets: Austin-Round Rock (TX), Lexington (KY), Tallahassee (FL), and Memphis-Southaven (MS).  We expect to close on the acquisition of these four assets in the first quarter of 2017, subject to customary closing conditions and diligence.

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
•

hotels that are located within the top 100 MSAs, in close proximity to multiple demand drivers, including large corporations, regional hospitals, regional business hubs, recreational travel destinations, significant retail centers, and military installations, among others;

•	hotels that are located within markets that have favorable economic, job growth, and demographic factors;
•	hotels that have illustrated an ability to generate stabilized and dependable revenue and net operating income;
•

hotels that were constructed less than ten years prior to our acquisition or have been recently significantly renovated  to current brand standards, and have significant time (generally ten or more years) remaining on the existing franchise license;

•	hotels that have some value-added growth potential through operating efficiencies, institutional asset management, repositioning, renovations, or rebranding;
•	hotels that can be acquired at a discount to replacement cost; and/or
•	hotels that can be acquired in off-market transactions.

Disposition Strategy

We have been engaged in a process of transitioning our portfolio from economy hotels to high-quality select-service, limited-service, extended stay, and compact full service hotels.  In order to achieve this objective, we have focused on disposing of legacy assets that do not meet the property characteristics and investment criteria discussed above.  Since January 1, 2015, we have sold 42 hotels.  The value unlocked from asset sales has been and will continue to be redeployed into newer, higher-quality assets meeting the acquisition strategy discussed above.  Just as we carefully evaluate the hotels we plan to acquire, our asset management team has evaluated the timing and composition of the legacy hotels to be disposed of in a manner we believe will maximize returns for our shareholders.  We are committed to a disciplined but timely monetization of the legacy assets in order to achieve the strategic repositioning of the portfolio.  In 2017, we will continue to dispose of assets that do not fit the new strategic vision of our portfolio and have announced plans to sell seven additional legacy hotels in the first half of 2017.

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

Asset Management Strategy

Through collaboration with our third-party operators, we seek to maximize value to our shareholders through improvements to our existing hotels’ operating results.  We work toward this goal by constantly monitoring the performance of each individual hotel and identifying opportunities for value-enhancement through intensive asset management strategies.  We will make recommendations to our third-party operators in all aspects of our hotels operations, including revenue management, physical design, guest experience, market positioning, and overall property strategy.  Fundamentally, all strategies are focused on growing the revenue of a hotel, controlling expenses, and/or maximizing the guest experience to drive returns.

We work with our third-party operators to develop short- and long-term capital investment plans that are focused on generating positive returns for our shareholders.  The capital improvements may involve investments in expansions, additions, renovations, technology upgrades, and/or energy efficiency improvements.

Additionally, from time to time, we may come to the conclusion that a particular asset may provide greater returns to our shareholders after an extensive repositioning of the asset in the market.  In these instances, capital investment in a greater amount than typical for an asset may be required to achieve the desired repositioning.  These decisions will be made after a thorough analysis of the property, market conditions, and the potential for a positive return on investment that exceeds our investment hurdle rates.

Financing Strategy

Our financing strategy is to seek to minimize the cost of our capital in order to maximize the returns generated for our shareholders.  We intend to finance our long-term growth with equity capital raises and debt financings that have staggered maturities.  From time to time, when purchasing hotel properties, we may issue limited partnership interests in CHLP to third parties as full or partial consideration to sellers.  Currently, our debt includes a recourse line of credit secured by certain hotels and mortgages secured by our hotel properties.  In the future we plan on using a revolving credit facility, term loans, equity issuances, and mortgage debt financings to fund future acquisitions as well as for property redevelopments, return on investment initiatives, and working capital requirements.

Business Partners

Franchise Partners

We believe that in order to achieve our mission we must partner with the right franchisors of quality brands in our target segments.  To this end, we have built strong relationships with many of who we believe are the leading franchisors of the strongest brands in the segments we target, including Hilton, Marriott/Starwood, IHG, and Hyatt.  The franchisors provide a variety of benefits and value which include national advertising, marketing programs to increase brand awareness, personnel training, and centralized reservation systems.  We are constantly monitoring and evaluating the performance of these franchisors and their respective brands so that, when necessary, we can adapt our franchise partner strategy to maximize returns to our shareholders.

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

Our 19 hotels owned at December 31, 2016 operate under the following national and independent brands.  Pursuant to our previously discussed strategy, we envision the composition of this brand portfolio to change dramatically as we continue to transition the portfolio.

Franchise Brand	Number of Hotels	Number of Rooms
Acquired In or Since 2012:
Aloft (1)	2	410
Courtyard by Marriott (1)	1	120
Hilton Garden Inn (2)	1	100
Hotel Indigo (3)	1	142
SpringHill Suites (1)	1	116
Legacy Properties Owned Prior to 2012:
Super 8 (4)	2	227
Comfort Inn/Comfort Suites (5)	6	535
Quality Inn (5)	2	140
Days Inn (4)	1	176
Key West Inn (6)	1	40
Supertel Inn (7)*	1	41
Total	19	2,047

(1) Courtyard by Marriott ®, Aloft ®, and SpringHill Suites ® are a registered trademarks of Marriott International

(2) Hilton Garden Inn® is a registered trademark of Hilton Hotels Corporation

(3) Hotel Indigo® is a registered trademark of InterContinental Hotels Group (IHG)

(4) Super 8® and Days Inn ® are registered trademarks of Wyndham Worldwide

(5) Comfort Inn ®, Comfort Suites ®, and Quality Inn® are registered trademarks of Choice Hotels International, Inc.

(6) Key West Inn ® is a registered trademark of Key West Inns

(7) Supertel Inn® is a registered trademark of Condor Hospitality Trust, Inc.

* Independent hotel brand unassociated with a national franchise brand

Hotel Management Company Partners

As a REIT, we are not permitted to directly operate any of our hotels.  We partner closely with some of who we believe are the leading hotel management companies in order to operate our hotels with the ultimate objective of improving same-store hotel performance throughout our portfolio.  Each management agreement provides for a set term and is subject to early termination upon the occurrence of defaults and certain other events.  As required under the REIT qualification rules, each manager must qualify as an “eligible independent contractor” during the term of the management agreement.

Our 19 hotels owned at December 31, 2016 are operated by the following third-party management companies:

Management Company	Number of Hotels	Number of Rooms
Hospitality Management Advisors, Inc.	7	672
Peachtree Hospitality Management, LLC	3	378
Kinseth Hotel Corporation	3	268
K Partners Hotel Management	2	160
Boast Hotel Management Company	1	254
Presidian Hotels	1	156
Cherry Cove Hospitality Management, LLC	2	159
Total	19	2,047

Seasonality of Hotel Business

Historically, as a result of the geographic areas in which we operate, the operations of our hotels have been seasonal in nature.  Generally, occupancy rates, revenue, and operating income have been greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters of the year.  The results of the recently acquired premium-branded select-service hotels, because of their locations and chain scale, are expected to be less seasonal in nature than our legacy portfolio of assets.

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

Employees

At December 31, 2016, Condor had 14 employees.  The staff at our hotels are employed by our third-party hotel managers.

Available Information

Our executive offices are located at 4800 Montgomery Lane, Suite 220, Bethesda, Maryland 20814, our telephone number is (301) 861-3305, and we maintain an Internet website located at www.condorhospitality.com.  Our annual reports on Form 10-K and quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge on our website as soon as reasonably practicable after they are filed with the SEC.  We also make available the charters of our board committees and our Code of Business Conduct and Ethics on our website.  Copies of these documents are available in print to any shareholder who requests them.  Requests should be sent to Condor Hospitality Trust, Inc., 4800 Montgomery Lane, Suite 220, Bethesda, MD 20814, Attn: Corporate Secretary.

Item 1A. Risk Factors

The following discussion concerns the risks associated with our business that should be reviewed and considered carefully. Our business faces many risks and the risks described below may not be the only risks we face. Other risks and uncertainties not presently known to us may also materially and adversely affect our business, the value of our shares, and our ability to pay dividends to our shareholders. Additionally, the risks detailed below are interrelated and should be considered as a whole. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, you should carefully review the section entitled “Forward-Looking Statements.”

For presentation purposes only, we categorize the risk factors into four broad categories:

•	Risk Related to Our Business & Operations
•	Risks Related to the Hotel Industry
•	Risks Related to the Real Estate Industry
•	Risks Related to Our Structure & Organization

Risks Related to Our Business & Operations

Failure of the economy to improve or remain stable may adversely affect our ability to execute our business strategies, which in turn would adversely affect our ability to make distributions to our stockholders.

Our ability to execute our business strategy is affected by economic conditions, and we cannot assure you that economic fundamentals will improve or remain stable. The housing market collapse and world events outside our control, such as terrorism, have adversely affected the economy in the recent past and contributed to our net losses of $16.3 million, $1.4 million, $10.2 million, and $17.5 million for our 2014, 2013, 2012, and 2011 fiscal years, respectively.  If events like these reoccur, they may adversely affect the economy in the future.  An economic recession could have a dramatic impact on our financial results. In the event conditions in the economy do not improve or remain stable, our ability to execute our business strategies will be adversely effected, which in turn would adversely affect our ability to make distributions to our stockholders.

The departure of any of our key personnel who have significant experience and relationships in the lodging industry, particularly our Chief Executive Officer, J. William Blackham, could materially and adversely affect us.

We depend on the experience and relationships of our executive officers, especially J. William Blackham, our Chief Executive Officer and a member of our board of directors, to manage our day-to-day operations and strategic business direction. Mr. Blackham has extensive experience in the lodging industry, during which time he has established an extensive network of lodging industry contacts and relationships, including relationships with national hotel brands, hotel owners, financiers, operators, commercial real estate brokers, developers and management companies. We can provide no assurances that Mr. Blackham, or any of our key personnel, will continue their employment with us. The loss of the services of any of the members of our management team, or any difficulty attracting and retaining other talented and experienced personnel, could adversely affect our ability to source potential investment opportunities, our relationship with national hotel brands and other industry participants and the execution of our business strategy. Our ability to replace key individuals may be difficult because of the limited number of individuals with the breadth of skills and experience needed to excel in the hotel industry and there can be no assurance that we would be able to hire, train, retain, or motivate such individuals. Further, such a loss could be negatively perceived by investors, which could reduce the market value of our common shares.

If we are unable to successfully manage our growth, our operating results and financial condition could be adversely affected.

Our ability to implement our new business strategy and grow our business depends upon our senior executive officers’ business contacts and their ability to successfully hire, train, supervise and manage additional personnel.

We may not be able to hire and train sufficient personnel or develop management, information and operating systems suitable for our expected growth. If we are unable to manage any future growth effectively, our operating results and financial condition could be adversely affected.

Our future growth is dependent on obtaining new financing and if we cannot secure financing in the future, our growth will be limited.

The success of our growth strategy will depend on access to capital through use of excess cash flow, borrowings or subsequent issuances of common shares or other securities. Acquisitions of new hotel properties will require significant additional capital and existing hotels will require periodic capital improvement initiatives to remain competitive. We may not be able to fund acquisitions or capital improvements solely from cash provided from our operating activities because we must distribute at least 90% of our taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to satisfy the requirements for qualification as a REIT for federal income tax purposes. As a result, our ability to fund capital expenditures for acquisitions through retained earnings is very limited. Our ability to grow through acquisitions of hotels will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on capital markets conditions.

Our lack of industry, brand, and/or geographic diversification could have an adverse effect on results.

Historically, we  have exclusively bought ownership interest in hotels in the United States.  As a result, we are subject to the risks inherent in investing in a single industry.  A downturn in the U.S. hotel industry may have a pronounced effect on the amount of funds available to us for distribution or on the value of Company’s assets.  Our business is subject to the risks that are common to the hotel industry and that are out of our control.  Additionally, we may face risks associated with any geographic concentration or franchisor concentration.

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

Under the terms of our management agreements, our ability to participate in operating decisions regarding the hotels is limited. We depend on our management companies to adequately operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room, and average daily rates, we may not be able to force our management companies to change their methods of operation of our hotels. We can only seek redress if a management company violates the terms of the management agreement with our TRS, and then only to the extent of the remedies provided for under the terms of the applicable management agreement. If any of the foregoing occurs at franchised hotels, our relationship with the franchisors may be damaged, and we may be in breach of one or more of our franchise agreements. Additionally, in the event that we need to replace a management company due to the termination of an existing management agreement, we may experience decreased occupancy and other significant disruptions at our hotels and in our operations generally.

We face competition for the acquisition of hotels and we may not be successful in identifying or completing hotel acquisitions that meet our criteria, which may impede our growth.

One component of our business strategy is expansion through acquisitions, and we may not be successful in identifying or completing acquisitions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, other REITs, hotel companies, and others who are engaged in the acquisition of hotels, most of whom have greater financial resources than we do. This competition for hotel investments may increase the price we pay for hotels and these competitors may succeed in acquiring the hotels we seek to acquire. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater marketing and financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them. If we pay higher prices for hotels, our returns on investment and profitability may be reduced.  Future acquisitions may not yield the returns we expect and may result in stockholder dilution.

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

We may not be able to sell hotels on favorable terms.

Our business strategy may include the disposition of assets.  We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our disposition strategy. In the event that we cannot fully execute our disposition strategy or realize the benefits therefrom, we may not be able to fully execute our growth strategy.

We may record additional impairment charges on our properties which will negatively impact our results of operations.

We analyze our assets for impairment when events or circumstances occur that indicate an asset’s carrying value may not be recoverable.  For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value.  Our operating results for 2016, 2015, and 2014 include $1.5 million, $3.7 million, and $2.9 million, respectively, of total impairment charges related to our hotels.  Factors, many of which are outside our control, such as increased local competition, age and condition of hotels, and national and local declines in the economy, may result in additional impairment charges, which will negatively affect our results of operations. We can provide no assurance that any impairment loss recognized would not be material to our results of operations.

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

We face risks associated with the use of debt, including the ability to obtain debt financing and refinancing risk.

We may not be able to successfully obtain debt financing or we may not be able to extend, refinance, or repay our existing debt due to a number of factors, including decreased property valuations, limited availability of credit, tightened lending standards, or deteriorating economic conditions. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses. We have placed mortgages on certain of our hotel properties, have assumed mortgages on other hotels we acquired and may place additional mortgages on certain of our hotels to secure other debt. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our hotel properties that are pledged to secure our obligations to foreclosure.  If we lack the ability to raise debt or refinance existing debt, our ability to execute our business strategy will be significantly hampered and our financial results may be significantly affected.

Our debt service obligations could adversely affect our operating results, may require us to liquidate our properties, and could limit our ability to make distributions to our stockholders.

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

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced; and
•	the use of leverage could adversely affect our stock price and our ability to make distributions to our stockholders

Our results may be negatively affected by interest rate fluctuations and our attempts to hedge this risk may not be effective.

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

At December 31, 2016, 18 of our hotels operate under third party franchise agreements and we are subject to the risks of concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to any one of our particular brands. Risks associated with our brands could adversely affect our lease revenues and the amounts available for distribution to our shareholders.

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

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the hotel without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. Loss of a franchise license for several of our hotels could materially and adversely affect our revenue. This loss of revenue could, therefore, also adversely affect our cash available for distribution to shareholders.

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

The growth of Internet travel intermediaries could adversely affect the Company’s business and profitability.

Although a majority of rooms sold via the Internet are sold through hotel franchisor websites, some of the Company’s hotel rooms are booked through Internet travel intermediaries.  These Internet travel intermediaries purchase rooms at a negotiated, net of fees, discount from participating hotels, which typically results in lower room rates than the Company’s franchisor or manager otherwise could have obtained.  Although the Company’s managers and franchisors may have established agreements with many of these intermediaries that limit transaction fees for hotels, there be no assurance that the Company’s managers and franchisors will be able to renegotiate such agreements upon their expirations with terms as favorable as the provisions that exist today.  An increase in the growth of Internet travel intermediaries may negatively affect our hotel revenues.

We and our hotel managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

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

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment or the cash flows lost due to the interruption in operations. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Risks Related to the Hotel Industry

A recession could have a material adverse effect on the hotel industry and our results of operations.

The performance of the hotel industry usually follows the general economy.  During the recession of 2008 and 2009, overall travel was reduced, which had a significant effect on our results of operations.  Uncertainty in the strength and direction of the recovery have slowed the pace of the overall economic recovery.  A stall in the economic recovery or a resurgent recession could have a material adverse effect on the hotel industry and, thus, on our results of operations.

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

These factors could adversely affect the amount of rent we receive from leasing our hotels and reduce the net operating profits of the TRS, which in turn could adversely affect our ability to make distributions to our shareholders. Decreases in room revenues of our hotels will result in reduced operating profits for the TRS and decreased lease revenues to our company under our current percentage leases with the TRS.

The hotel industry is seasonal in nature and may affect our cash flow.

Demand for our hotels is seasonal. We generally expect that we will have lower revenue, operating income, and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, influenced by overall economic cycles and the geographic locations of our hotels. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or borrowings under our credit facility to pay expenses, debt service or to make distributions to our equity holders.

The cyclical nature of the lodging industry may cause fluctuations in our operating performance, which could have a material adverse effect on us.

The hotel industry is highly cyclical in nature. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affects levels of business and leisure travel. In addition to general economic conditions, hotel room supply growth is an important factor that can affect the lodging industry's performance.  Overbuilding has in the past and will continue to have the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus Revenue per Available Room (“RevPAR”), tend to increase when demand growth exceeds supply growth. We can provide no assurances regarding whether, or the extent to which, lodging demand will rebound or whether any such rebound will be sustained. An adverse change in lodging fundamentals in our markets could result in returns that are substantially below our expectations or result in losses, which could have a material adverse effect on us.

Competition from other hotels in the markets in which we operate could have a material adverse effect on our results of operations.

The lodging industry is highly competitive. Our hotels compete with other hotels for guests in each market in which our hotels operate based on a number of factors, including location, convenience, brand affiliation, guestroom rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Our competitors may have an operating model that enables them to offer guestrooms at lower rates than we can, which could result in our competitors increasing their occupancy at our expense. Competition could adversely affect our occupancy, Average Daily Rate (“ADR”) and RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which could reduce our profitability and could materially and adversely affect our results of operations.

The need for business-related travel and, thus, demand for rooms in our hotels may be materially and adversely affected by the increased use of business-related technology.

The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location, such as our hotels. To the extent that such technologies play an increased role in day-to-day business and the necessity for business-related travel decreases, demand for our hotel rooms may decrease and we could be materially and adversely affected.

The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability.

Our hotel guestrooms are likely to be booked through Internet travel intermediaries, including, but not limited to Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced guestroom rates or other significant contract concessions from our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel guestrooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. If the amount of sales made through Internet intermediaries increases significantly, guestroom revenue may flatten or decrease and our profitability may be adversely affected.

In the past, economic trends, terrorist acts, and military action have adversely affected the hotel industry generally, and similar future events could adversely affect the industry in the future.

Terrorist attacks and the after-effects (including the prospects for more terror attacks in the United States and abroad) have, in the past, substantially reduced business and leisure travel and lodging industry RevPAR generally. We cannot predict the extent to which these factors will directly or indirectly impact your investment in our securities, the lodging industry or our operating results in the future.

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

The hotel business is capital intensive.

Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses. The costs of all of these capital improvements could adversely affect our financial condition and reduce the amounts available for distribution to our shareholders. These renovations may give rise to the following risks:

•	possible environmental problems;
•	construction cost overruns and delays;
•	a possible shortage of available cash to fund renovations and the related possibility that financing for these renovations may not be available to us on affordable terms; and
•	uncertainties as to market demand or a loss of market demand after renovations have begun

The lenders under some of the mortgage debt that we will assume will require us to set aside varying amounts each year for capital improvements at our hotels. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities and, thus, may need to raise capital in order to finance any required capital expenditures.

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

Our Company could be responsible for the costs discussed above if it found itself in one or more of these situations. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could affect the funds available for distribution to our shareholders. To determine whether any costs of this nature might be required, we commission Phase I environmental site assessments, or “ESAs”, before we acquire our hotels, and at certain times have commissioned new ESAs for certain of our hotels in conjunction with a refinancing of the debt obligations of those hotels. These studies typically included a review of historical information and a site visit, but not soil or groundwater testing. We obtain the ESAs to help us identify whether we might be responsible for cleanup costs or other costs in connection with our hotels. The ESAs on our hotels did not reveal any environmental conditions that are likely to have a material adverse effect on our business, assets, results of operations, or liquidity. However, ESAs do not always identify all potential problems or environmental liabilities. Consequently, we may have material environmental liabilities of which we are unaware.

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

Increases in property taxes would adversely affect our ability to make distributions to our shareholders.

Hotel properties are subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. In particular, our property taxes could increase following our hotel purchases as the acquired hotels are reassessed. If property taxes increase, our financial condition, results of operations, and our ability to make distributions to our shareholders could be materially and adversely affected.

Our hotels may contain or develop harmful environmental challenges which could lead to liability for adverse health effects and costs of remediating the problem.

Bed bug infestation can cause adverse health effects, including skin rashes, psychological effects and allergic symptoms. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or bed bugs at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or remove the bed bugs from the effected property, the cost of which would reduce our cash available for distribution. In addition, the presence of significant mold or bed bugs could expose us to liability from our guests, employees or our management companies and others if property damage or health concerns arise.

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

Operating Risks

Our hotels are subject to various operating risks found throughout the hotel industry. Many of these risks are beyond our control. These include, among other things, the following:

•	competitors with substantially greater marketing and financial resources than us;
•	dependence on business and commercial travelers and tourism;
•	over-building of hotels in our markets, which could adversely affect occupancy and revenue at the hotels we acquire;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;
•	increases in operating costs, including increased real estate and personal property taxes, due to inflation and other factors that may not be offset by increased guestroom rates;
•	potential increases in labor costs at our hotels, including as a result of unionization of the labor force and increasing health care insurance expense;
•	adverse effects of international, national, regional and local economic and market conditions;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances; and
•

events beyond our control, such as instability in the national, European or global economy, terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), Zika virus, avian bird flu, Ebola and SARS, travel-related environmental concerns including water contamination and air pollution, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities and travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes.

These factors could adversely affect the amount of rent we receive from leasing our hotels and reduce the net operating profits of the TRS, which in turn could adversely affect our ability to make distributions to our stockholders. Decreases in room revenues of our hotels will result in reduced operating profits for the TRS and decreased lease revenues to our company under our current percentage leases with the TRS.

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

Investment Concentration in Particular Segments of Single Industry

Our entire business is hotel-related. Although we intend to invest in premium-branded upper-midscale and upscale select-service properties in the future, our current hotel portfolio is concentrated in midscale and economy hotel properties. Therefore, a downturn in the hotel industry in general and our segments in particular will have a material adverse effect on our revenues and amounts available for distribution to our stockholders.

Capital Expenditures

Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses. The costs of all of these capital improvements could adversely affect our financial condition and reduce the amounts available for distribution to our stockholders. These renovations may give rise to the following risks:

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

The timing and amount of distributions are at the sole discretion of our Board of Directors, which will consider, among other factors, our actual results of operations, debt service requirements, capital expenditure requirements for our properties, and our operating expenses.  We cannot guarantee future distributions.

We have restrictive debt covenants that could adversely affect our ability to run our business.

We are required to meet or maintain quarterly loan covenants with certain of our lenders. Weakness in the economy and the lodging industry at large may result in non-compliance with our loan covenants. Such noncompliance with our loan covenants may result in our lenders restricting the use of our operating funds for capital improvements to our existing hotels, including improvements required by our franchise agreements, or causing the debt maturity to accelerate. We cannot assure you that we can maintain compliance with our loan covenants and maintain our business strategy.

Our restrictive debt covenants may jeopardize our tax status as a REIT.

To maintain our REIT status, we generally must distribute at least 90% of our REIT taxable income to our stockholders annually. In addition, we are subject to a 4% non-deductible excise tax if the actual amount distributed to stockholders in a calendar year is less than a minimum amount specified under federal income tax laws. In the event we do not comply with our debt service obligations, our lenders may limit our ability to make distributions to our stockholders, which could adversely affect our REIT status.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.

On August 22, 2016, we entered into a joint venture which acquired the 254-room Aloft hotel in downtown Atlanta, Georgia. Our joint venture partner has joint approval rights with us with respect to most major decisions regarding the hotel or the joint venture. In addition, we may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we may not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Investments in joint ventures may require that we provide the joint venture entity with the right of first offer or right of first refusal to acquire any new property we consider acquiring directly. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture.

Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business.  Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners or co-venturers. If a joint venture partner becomes bankrupt or otherwise defaults on its obligations under a joint venture agreement, we and any other remaining joint venture partners would generally remain liable for the joint venture liabilities. For example, we may be required to guarantee indebtedness incurred by a partnership, joint venture or other entity for the purchase or renovation of a hotel property. Such a guarantee may be on a joint and several basis with our partner or co-venturer in which case we may be liable in the event such party defaults on its guaranty obligation. Furthermore, if a joint venture partner becomes bankrupt or otherwise defaults on its obligations under a joint venture agreement, we may be unable to continue the joint venture other than by purchasing such joint venture partner’s interests or the underlying assets at a premium to the market price. If any of the above risks are realized, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our two largest shareholders hold significant voting power and have the right to designate seven of our nine directors, which provides these shareholders with significant power to influence our business and affairs.

RES and its affiliates hold 49% and SREP III Flight-Investco, L.P. (“SREP”) and its affiliates hold 42.6% of the combined voting power of all Condor voting stock.  RES and SREP each have a contractual preemptive right, but not the obligation, to purchase up to their pro rata share (based on their ownership on a fully diluted basis) of any equity securities we offer in future offerings on the same terms as other investors.  RES has the right to appoint four directors to our board of directors and SREP has the right to appoint three directors to our board of directors.

As discussed further in the Subsequent Events footnote to the consolidated financial statements, on February 28, 2017, RES and SREP, the holders of the Series D Preferred Stock, voluntarily converted their shares into 39,032,225 shares of common stock at $1.60 per share pursuant to the terms of the preferred stock.  The terms of the Series D Preferred Stock provided for automatic conversion following certain future common stock offerings, and also provided for potential additional payments to the holders depending on the sales price of common stock in the offerings. As a result of the voluntary conversion, the holders are no longer entitled to the potential payments. To induce the holders of the Series D Preferred Stock to voluntarily convert their shares, the Company issued the holders a $9.25 million in face amount of a new series of preferred stock, the Series E Preferred Stock. The Series D Preferred Stock, while it was outstanding, had the right to vote separately as a class to approve certain significant corporate events.  Similarly, the Series E Preferred Stock votes as a class on matters generally affecting the Series E Preferred Stock, and as long as 434,750 shares of Series E Preferred Stock (47% of the originally issued shares of Series E Preferred Stock) remain outstanding, then 75% approval of the Series E Preferred Stock will be required to approve merger, consolidation, liquidation or winding up of Condor, related party transactions exceeding $120,000, payment of dividends on common stock except from funds from operations or to maintain REIT status, the grant of exemptions from Condor’s charter limitation on ownership of 9.9% of any class or series of its securities (exclusive of persons currently holding exemptions), issuance of preferred stock, or commitment or agreement to do any of the foregoing.

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

The holders of the Series E Preferred Stock have rights senior to holders of common stock.

RES and SREP, our two largest shareholders, own all of the issued and outstanding shares our Series E Preferred Stock.  The Series E Preferred Stock ranks senior to our common stock and any other preferred stock issuances and receives preferential cumulative cash dividends at a rate of 6.25% annually per annum of the $10.00 face value per share. If we fail to pay a dividend, then during the period that dividends are not paid, the dividend rate increases to 12.5%, if specific equity offering or offerings have not occurred, and increases 9.25% per annum if such equity or equity offerings have occurred.  Dividends on the Series E Preferred Stock accrue whether or not we have earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement.

Our failure to qualify as a REIT under the federal tax laws would result in adverse tax consequences.

The federal income tax laws governing REITs are complex and subject to revision.

We currently operate as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complex and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we would be successful in operating so that we can qualify as a REIT. At any time, new laws, interpretations, or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT. We have not applied for or obtained rulings from the IRS that we will qualify as a REIT.

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

The TRS is subject to federal and state income tax on its taxable income, which in the case of the TRS currently consists and generally will continue to consist of revenues from the hotel properties leased by the TRS, net of the operating expenses for such properties and rent payments to us. Accordingly, although our ownership of the allows us to participate in the operating income from our hotel properties in addition to receiving rent, that operating income is fully subject to income tax. Such taxes could be substantial. The after-tax net income of the TRS is available for distribution to us.

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

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our shares.

At any time, the federal income tax laws governing REITs or the administrative and judicial interpretations of those laws may be amended or changed. We cannot predict when or if any new federal income tax law, regulation or administrative and judicial interpretation, or any amendment to any existing federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively.  We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative and judicial interpretation.

If our hotel managers do not qualify as "eligible independent contractors” the Company would likely fail to qualify as a REIT.

Rent paid by a lessee that is a "related party tenant" of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease substantially all of our hotels to our TRS. The TRS will not be treated as a "related party tenant," and will not be treated as directly operating a lodging facility to the extent the TRS leases properties from us that are managed by an "eligible independent contractor." In addition, our TRS holding companies will fail to qualify as “taxable REIT subsidiaries” if they lease or own a lodging facility that is not managed by an “eligible independent contractor.”

If our hotel managers do not qualify as "eligible independent contractors," we would fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our TRS must qualify as an "eligible independent contractor" under the REIT rules in order for the rent paid to us by our TRS to be qualifying income for our REIT income test requirements and for our TRS holding companies to qualify as “taxable REIT subsidiaries”. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to monitor ownership of our shares by our property managers and their owners, there can be no assurance that these ownership levels will not be exceeded.

If our leases with our TRS are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we are required to satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRS, which should constitute substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We have structured our leases, and intend to structure any future leases, so that the leases will be respected as true leases for federal income tax purposes, but there can be no assurance that the IRS will agree with this characterization, not challenge this treatment or that a court would not sustain such a challenge. If the leases were not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs and likely would fail to qualify for REIT status.

We may be subject to the 100% prohibited transaction tax on the gain recognized on the hotels we sold.

A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We undertook specific disposition programs beginning in 2001 (that included the sale of 23 hotels through December 31, 2004) and 2008 (that included the sale of 112 hotels through December 31, 2016). We held the disposed hotels for an average period of 14.0 years and did not acquire the hotels for purposes of resale. We believe that such sales are not prohibited transactions. However, if the IRS would successfully assert that we held such hotels primarily for sale in the ordinary course of our business, the gain from such sales could be subject to a 100% prohibited transaction tax.

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

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended or changed. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. Since 2013, the maximum tax rate on dividend income for certain taxpayers has been at 20% for qualified dividends and 39.6% on non-qualified dividends (plus a 3.8% net investment income tax). Generally, dividends from REITs do not qualify for reduced dividend tax rates because, as a result of the dividends paid deduction to which REITs are entitled, REITs generally do not pay corporate level tax on income that they distribute to stockholders. As a result of that legislation, individual, trust, and estate investors could view stocks of non-REIT corporations as more attractive relative to shares of REITs than was the case previously because the dividends paid by non-REIT corporations are subject to lower tax rates for such investors.

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

Our articles of incorporation permit our board, in its sole discretion, to exempt a person from the 9.9% ownership limitation if the person provides representations and undertakings that enable our board to determine that granting the exemption would not result in the loss of our REIT qualification. Under the IRS rules, REIT shares owned by certain entities are considered owned proportionately by owners of the entities for REIT qualification purposes. RES and SREP each provided a letter at the time of the issuance of the Series D Preferred Stock that permitted our board to grant such an exemption. The stock ownership by RES and SREP, which was permitted with our board’s approval, represents such substantial voting power that it may limit the ability of a third party to acquire control of our company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Company headquarters is located in Bethesda,  Maryland, with additional office space in Omaha, Nebraska and Norfolk, Nebraska. The following table sets forth certain information with respect to the hotels owned by us as of December 31, 2016:

Brand	City	State	Rooms

Upscale/Upper Midscale Select Service Hotels
Hilton Garden Inn	Dowell	Maryland	100
Hotel Indigo	Atlanta (Airport) (2)	Georgia	142
SpringHill Suites	San Antonio (Downtown) (2)	Texas	116
Courtyard by Marriott	Jacksonville (2)	Florida	120
Aloft	Leawood-Overland Park (2)	Kansas	156
Aloft	Atlanta (Downtown) (3)	Georgia	254
			888
Legacy Hotels Held for Use
Comfort Suites	South Bend	Indiana	135
Comfort Suites	Fort Wayne	Indiana	127
Comfort Inn & Suites	Warsaw	Indiana	71
Quality Inn	Solomons	Maryland	59
Super 8	Creston	Iowa	121
Supertel Inn	Creston	Iowa	41
			554
Legacy Hotels Held for Sale
Comfort Suites	Lafayette	Indiana	62
Comfort Inn	New Castle	Pennsylvania	79
Comfort Inn	Harlan (1)	Kentucky	61
Quality Inn	Morgantown	West Virginia	81
Days Inn	Bossier City	Louisiana	176
Super 8	Billings	Montana	106
Key West Inn	Key Largo	Florida	40
			605
		Total Rooms	2,047
(1)	This property is subject to a long-term ground lease
(2)	Wholly owned property acquired in 2015 or 2016
(3)	Joint venture property acquired in 2016

All of our properties are encumbered by either our revolving credit agreement or by mortgage debt at December 31, 2016.  Additional property information is found in Item 8 Schedule III of this Annual Report on Form 10-K.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY / RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “CDOR”.  The closing sales price for the common stock on February 28, 2017 was $2.13 per share.  The table below sets forth the high and low sales prices per share reported on the Nasdaq Global Market for the periods indicated:

	Condor Hospitality Trust, Inc.
	Common Stock
	High	Low
2015
First quarter	$2.27	$1.42
Second quarter	$3.70	$1.61
Third quarter	$2.74	$0.80
Fourth quarter	$1.59	$1.00

2016
First quarter	$2.24	$.70
Second quarter	$2.60	$1.51
Third quarter	$3.14	$1.70
Fourth quarter	$2.19	$1.53

Shareholder Information

As of February 28, 2017, the approximate number of holders of record of our common stock was 51.  However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.

Distribution Information

Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary income.  Distributions in excess of current and accumulated earnings and profits generally will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain.  Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares.

The actual amount of future dividends will be determined by the Board of Directors based on the actual results of operations, economic conditions, capital expenditure requirements, the annual distribution requirements under the REIT provisions of the Code, and other factors that the Board of Directors deems relevant.

For income tax purposes, distributions paid per share in 2016 were characterized as follows:

	For the year ended December 31, 2016
	Amount	%
Common Shares:
Ordinary income	$0.070000	100%
Capital gain	-	-
Return of capital	-	-
Total	$0.070000	100%

Series C Preferred Stock:
Ordinary income	$1.649124	100%
Capital gain	-	-
Return of capital	-	-
Total	$1.649124	100%

Series D Preferred Stock:
Ordinary income	$0.494792	100%
Capital gain	-	-
Return of capital	-	-
Total	$0.494792	100%

The common and preferred share distributions declared on December 6, 2016 and paid on January 5, 2017 and January 3, 2017, respectively, were treated as 2016 dividend distributions for federal income tax purposes.

A portion of the redemption price of the Series A and B Preferred Stock that was redeemed for cash on April 15, 2016 included amounts equal to the accrued and unpaid dividends on such stock.  However, the entire redemption price, inclusive of amounts equal to accrued and unpaid dividends, was treated as payment in exchange for the redeemed stock and none of the redemption price is treated as a distribution of dividends under the Code for federal income tax purposes.

No dividends on common stock or preferred stock were paid in or declared related to 2015 or 2014.

Shares Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 for a description of securities authorized for issuance under our 2016 Stock Plan.

Share Performance

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock for the period December 31, 2011 through December 31, 2016, with the cumulative total return on the SNL Securities Hotel REIT Index (“Hotel REITs Index”) and the Nasdaq Composite (“Nasdaq—Total US Index”) for the same period.  The Hotel REIT Index is comprised of publicly traded REITs that focus on investments in hotel properties.  The Nasdaq Composite is comprised of all United States common shares traded on the Nasdaq Stock Market.  The comparison assumes a starting investment of $100 on December 31, 2011 in our common stock and in each of the indices shown and assumes that all dividends are reinvested.  The performance graph is not necessarily indicative of future investment performance.

Condor Hospitality Trust, Inc.

Total Return Performance
Index Value
220
200
180
160
140
120
100
80
60
40
20
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
Condor Hospitality Trust, Inc.
NASDAQ Composite
SNL REIT Hotel

	Period Ending					
Index	**12/31/11**	**12/31/12**	**12/31/13**	**12/31/14**	**12/31/15**	**12/31/16**
Condor Hospitality Trust, Inc.	100.00	155.68	46.55	44.07	23.85	40.32
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL REIT Hotel	100.00	112.80	142.50	188.10	145.51	180.34

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

		As of and for the years ended December 31,
In thousands, except share and per share data
	2016	2015	2014	2013	2012

Revenue
Room rentals and other hotel services	$50,647	$58,714	$58,799	$55,027	$56,990
Operating expense
Hotel and property operations	37,092	43,367	44,391	43,033	42,056
Depreciation and amortization	5,190	5,400	6,437	6,300	6,393
General and administrative	5,792	5,493	4,192	3,923	3,908
Acquisitions and terminated transactions	550	684	-	713	240
Terminated equity transactions	-	246	76	1,050	-
Total operating expenses	48,624	55,190	55,096	55,019	52,597
Operating income	2,023	3,524	3,703	8	4,393
Net gain (loss) on disposition of assets	23,132	4,798	(1)	(47)	(9)
Equity in loss of joint venture	(244)	-	-	-	-
Unrealized derivative gain (loss)	6,377	11,578	(14,430)	10,028	(247)
Other income	55	114	116	34	103
Interest expense	(4,710)	(5,522)	(7,116)	(5,620)	(5,283)
Loss on debt extinguishment	(2,187)	(213)	(158)	(458)	(138)
Impairment loss	(1,477)	(3,829)	(1,269)	(2,438)	(97)
Earnings (loss) from continuing operations before income taxes	22,969	10,450	(19,155)	1,507	(1,278)
Income tax (expense) benefit	(125)	-	-	-	6,588
Earnings (loss) from continuing operations	22,844	10,450	(19,155)	1,507	(7,866)
Gain (loss) from discontinued operations, net of tax	678	3,872	2,896	(2,860)	(2,354)
Net earnings (loss)	23,522	14,322	(16,259)	(1,353)	(10,220)
(Earnings) loss attributable to noncontrolling interest	(727)	(1,197)	23	2	10
Net earnings (loss) attributable to controlling interests	22,795	13,125	(16,236)	(1,351)	(10,210)
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(20,748)	(3,632)	(3,452)	(3,349)	(3,169)
Net earnings (loss) attributable to common shareholders	$2,047	$9,493	$(19,688)	$(4,700)	$(13,379)

Weighted average number of common shares - basic	4,947	4,886	3,897	2,890	2,885
Weighted average number of common shares - diluted	35,981	23,241	3,897	2,890	2,885

Basic
Basic EPS from continuing operations	$0.28	$1.24	$(5.79)	$(0.64)	$(3.82)
Basic EPS from discontinued operations	0.13	0.70	0.74	(0.99)	(0.81)
Total EPS Basic	$0.41	$1.94	$(5.05)	$(1.63)	$(4.63)
Diluted
Diluted EPS from continuing operations	$0.12	$(0.15)	$(5.79)	$(0.64)	$(3.82)
Diluted EPS from discontinued operations	0.02	0.15	0.74	(0.99)	(0.81)
Total EPS Diluted	$0.14	$-	$(5.05)	$(1.63)	$(4.63)
Balance sheet data
Total investment in hotel properties, net	$114,871	$130,699	$139,182	$164,356	$191,091
Cash and cash equivalents	$8,326	$4,870	$173	$45	$891
Total assets	$140,665	$142,346	$144,820	$169,500	$199,223
Total debt, net of deferred financing costs, including convertible debt at fair value	$64,035	$86,011	$91,063	$115,460	$130,197
Total equity	$70,799	$34,495	$19,092	$32,726	$36,651

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Condor Hospitality Trust, Inc. is a self-administered REIT for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  Substantially all of our operations are conducted through CHLP, our operating partnership, of which the Company is the sole general partner.  As of December 31, 2016, the Company owned 19 hotels, representing 2,047 rooms, in 12 states, including one hotel owned through an 80% interest in an unconsolidated joint venture.

Condor experienced another year of positive transition in 2016 with significant enhancements to its portfolio composition, equity structure, debt profile, and brand.  The Company’s new strategy enabled the Company to announce its first common dividend since 2009.  The Company declared and paid three consecutive quarterly dividends commencing in the second quarter of 2016. Significant accomplishments for 2016 are summarized as follows:

Portfolio Composition:  In 2016, the Company sold 25 legacy hotels generating $61.4 million of gross proceeds.  These legacy asset sales were completed in individual transactions at valuations management believes were attractive. The net proceeds were recycled into two acquisitions. In August 2016, the Company closed on a joint venture to acquire the Aloft Atlanta Downtown for $43.6 million.  In December 2016, the Company acquired the Aloft Leawood for $22.5 million.  Both of these assets are representative of the Company’s new investment strategy to acquire high-quality, premium-branded, select-service assets.   Subsequent to the close of the year, on January 23, 2017, the Company announced that it had executed an agreement to purchase a portfolio of four Home2 Suites hotels for $73.8 million.  The transaction is expected to close in the first quarter of 2017, subject to customary closing conditions.

Equity Structure:  On March 16, 2016, the Company closed on a $30.0 million private placement, enabling the full redemption, including accrued dividends, of the Series A and Series B Preferred Stock.  Simultaneously with the sale and issuance of Condor’s Series D Preferred Stock in the $30.0 million private placement, the Company exchanged all of its outstanding Series C Preferred Stock for new Series D Preferred Stock.  Subsequent to the close of 2016, on February 28, 2017, the holders of the Series D Preferred Stock voluntarily converted to common stock.  At the time of conversion, the Series D holders were granted $9.3 million of newly created Series E Preferred Stock.

Debt Profile: Subsequent to the close of the year, on March 1, 2017, the Company closed a new $90.0 million secured credit facility.   KeyBank and The Huntington National Bank served as the joint lead arrangers for the revolving credit facility.  The new credit facility significantly reduced the Company’s weighted average cost of debt and enabled the refinancing of all 2017 and 2018 maturities.  The credit facility also enables the Company to accelerate the closing of acquisitions.  Management believes the new facility is a strong indicator of Condor’s credit-worthiness and the confidence of the debt community in the Company’s new strategic direction.

Rebranding: The Company completed a comprehensive rebranding in 2016.  The Company launched a new website in March 2016 and revised all reporting materials to reflect the new strategic direction of the Company.

With the aforementioned successes serving as a foundation for future growth, Condor’s management is excited about 2017 and is confident in its ability to achieve the mission of providing attractive total returns in the lodging sector to Condor’s shareholders.

Condor remains cautiously optimistic on the outlook of the hospitality sector in 2017.  The hospitality sector experienced its seventh straight year of positive RevPAR growth in 2016.  The expected decline in the pace of RevPAR growth materialized in 2016 and is expected to continue into 2017.  Most industry forecasts estimate that U.S. RevPAR will grow at a slower pace in 2017, generally between 2.0% - 3.0%.  The slower pace of RevPAR growth we believe is primarily driven by concerns on new supply and concerns on slowing economic growth.  Condor management believes the sectors and segments it targets will see growth in excess of these estimates.  While many primary markets have a large influx of new supply, the markets Condor targets are experiencing less aggressive supply growth.  Additionally, the markets Condor targets are less affected, we believe, by alternative lodging platforms like Airbnb. These supply factors, combined with the possibility of continued positive economic growth, we believe should enable our hotels to experience growth in RevPAR in 2017.

We believe that the performance of the hotel industry is strongly correlated with the performance of the macro-economy. The equity markets have so far reacted favorably following the U.S. Presidential election. However, it is unknown if the new administration’s policies will have a position or negative impact on the economy.  Additionally, the continued threat of terrorism and economic and geopolitical turbulence abroad could derail the macro-economy.  Barring any major disruption to the U.S. economy, we expect a continued improvement in lodging fundamentals, with a more tepid improvement in lodging fundamentals in 2017 than in 2016.  The manner in which the economy continues to grow, if at all, is not predictable and outside of our control.  As a result, there can be no assurances that we will be able to grow our hotel revenue, ADR, occupancy, or RevPAR.  Factors that might contribute to less than anticipated performance are detailed in “Item 1A. Risk Factors.”  Condor’s management continually monitors the economic environment and works to adjust its strategy to seek to maximize value and returns to shareholders.

Hotel Property Portfolio Activity

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

On August 22, 2016, the Atlanta JV closed on the acquisition of the Atlanta Aloft hotel for a purchase price of $43.6 million, subject to working capital and similar adjustments.  A summary of this acquisition and its funding as completed by the Atlanta JV is as follows (in thousands):

Hotel	Land	Buildings, improvements, and vehicles	Furniture and equipment	Land option (1)	Total purchase price	Debt originated at acquisition	Net cash
Aloft	$13,025	$34,048	$2,667	$(6,190)	$43,550	$33,750	$9,800
Atlanta, GA

(1)	The purchase agreement includes a provision which permits the seller to purchase the surface parking lot north of the hotel exercisable for ten years at less than market rates

The purchase price for the Atlanta Aloft was paid by the Atlanta JV with $9.8 million in cash, of which $7.8 million was contributed by Condor and $2.0 million was contributed by TWC, and $33.8 million of proceeds from a term loan secured by the property.  Condor additionally contributed $1.4 million and TWC additionally contributed $0.4 million to the Atlanta JV to cover acquisition costs and to provide working capital to the entity.

On December 14, 2016, we also acquired one wholly-owned hotel, the 156-room Aloft Leawood / Overland Park (Kansas City) through a single-purpose bankruptcy remove entity 100% owned by CHLP.  A summary of this acquisition and its funding is as follows (in thousands):

Hotel	Land	Buildings, improvements, and vehicles	Furniture and equipment	Total purchase price	Debt originated at acquisition	Issuance of CHLP common units	Net cash
Aloft	$3,339	$18,046	$1,115	$22,500	$15,925	$50	$6,525
Leawood, KS

The $22.5 million purchase price was funded with the proceeds of two mortgage loans provided by Great Western Bank totaling $15.9 million, approximately $6.5 million in cash, and the issuance of 213,904 operating units in CHLP with a value of $50,000.

During 2015, we acquired three wholly-owned premium select-service hotel properties through three single-purpose bankruptcy remote entities 100% owned by CHLP from affiliates of Peachtree Hotel Group II, LLC.  A summary of these acquisitions and their funding is as follows (in thousands):

Hotel	Acquisition date	Land	Building, improvements, and vehicles	Furniture and equipment	Total purchase price	Assumption of debt	Debt originated at acquisition	Issuance of CHLP common units	Net cash
Hotel Indigo	10/2/2015	$800	$8,700	$1,500	$11,000	$-	$5,000	$150	$5,850
Atlanta, GA
Marriott Courtyard	10/2/2015	2,100	11,050	850	14,000	-	10,100	150	3,750
Jacksonville, FL
SpringHill Suites	10/1/2015	1,597	14,353	1,550	17,500	11,220	-	150	6,130
San Antonio, TX
Total		$4,497	$34,103	$3,900	$42,500	$11,220	$15,100	$450	$15,730

The $42.5 million purchase price was funded with the assumption of one loan with an aggregate outstanding principal balance of $11.2 million and two newly originated GE Capital loans (sold to Western Alliance Bank (“WAB”) in April 2016) totaling $15.1 million. The remaining $16.2 million was funded with $14.9 million in cash, approximately $0.8 million of borrowings from the Company’s existing credit facility with Great Western Bank, and the issuance of operating units from CHLP representing limited partnership interest in that entity. A total of 2,298,879 operating units in CHLP were issued with a value of $450,000.

There were no hotel acquisitions in 2014.

Additionally, as discussed further in the Subsequent Events footnote to the consolidated financial statements, on January 23, 2017 the Company executed an agreement to purchase a portfolio of four Home2 Suites hotels for $73.8 million.  The portfolio includes the Home2 Suites Memphis / Southaven, the Home2 Suites Austin / Round Rock, the Home2 Suites Lexington University / Medical Center (Kentucky), and the Home2 Suites Tallahassee State Capitol.  The closing of these acquisitions is anticipated to occur in the first quarter of 2017, but is subject to customary closing conditions including accuracy of representations and warrants and compliance with covenants and obligations.

Dispositions

Pursuant to our disposition strategy, the following hotel sales were executed in 2016:

				Number of	Gross proceeds
Date of sale	Location	Brand	Condor lender	rooms	(in thousands)
01/04/16	Kirksville, MO	Super 8	Great Western	61	$1,525
01/07/16	Lincoln, NE	Super 8	Great Western	133	2,800
01/08/16	Greenville, SC	Savannah Suites	Western Alliance Bank	170	2,700
03/30/16	Portage, WI	Super 8	Morgan Stanley	61	2,375
04/25/16	O'Neill, NE	Super 8	Morgan Stanley	72	1,725
05/10/16	Culpeper, VA	Quality Inn	Morgan Stanley	49	2,200
05/19/16	Storm Lake, IA	Super 8	Morgan Stanley	59	2,800
05/24/16	Cleveland, TN	Clarion	Morgan Stanley	59	2,231
05/26/16	Coralville, IA	Super 8	Morgan Stanley	84	3,375
05/27/16	Keokuk, IA	Super 8	Morgan Stanley	61	2,153
06/06/16	Chambersburg, PA	Comfort Inn	Morgan Stanley	63	2,150
08/08/16	Pittsburg, KS	Super 8	Morgan Stanley	64	1,620
09/09/16	Mt. Pleasant, IA	Super 8	Morgan Stanley	54	1,850
09/19/16	Danville, KY	Quality Inn	Morgan Stanley	63	2,288
09/26/16	Menomonie, WI	Super 8	Morgan Stanley	81	3,000
10/14/16	Glasgow, KY	Comfort Inn	Western Alliance Bank	60	2,400
11/04/16	Sioux Falls, SD	Days Inn	Western Alliance Bank	86	2,095
11/07/16	Shelby, NC	Comfort Inn	Morgan Stanley	76	4,090
11/17/16	Rocky Mount, VA	Comfort Inn	Morgan Stanley	61	2,160
11/17/16	Farmville, VA	Days Inn	Morgan Stanley	59	2,390
11/18/16	Marion, IN	Comfort Suites	Huntington	62	2,992
11/30/16	Farmville, VA	Comfort Inn	Morgan Stanley	50	2,573
12/05/16	Princeton, WV	Quality Inn	Morgan Stanley	50	2,150
12/21/16	Burlington, IA	Super 8	Morgan Stanley	62	2,860
12/22/16	Atlanta, GA	Savannah Suites	Western Alliance Bank	164	2,925
			Total	1,864	$61,427

Net proceeds, after expenses and debt repayment, totaled $19.2 million in 2016. In 2015, 17 hotels with 1,673 rooms were sold for gross proceeds of $54.7 million, and net proceeds, after expenses and debt repayment, of $25.3 million.  In 2014, 13 hotels with 1,265 rooms were sold for gross proceeds of $22.3 million, and net proceeds, after expenses and debt repayment, of $2.6 million.

Based on the criteria discussed in the footnotes to the consolidated financial statements, as of December 31, 2016, the Company had seven hotels classified as held for sale. At the beginning of 2016, the Company had 16 hotels held for sale and during the year classified an additional 16 hotels as held for sale. Twenty-five of these hotels were sold during 2016.  If a hotel is considered held for sale as of the most recent balance sheet presented or was sold in any period presented, the hotel property and the debt it collateralizes are shown as held for sale in all periods presented.

As discussed in the footnotes to the consolidated financial statements, as of October 1, 2014 we adopted ASU 2014-08 which changes the criteria for reporting a discontinued operation such that only disposals representing a strategic shift in operations should be presented as discontinued operations subsequent to adoption.  As a result of this adoption, only the operations of hotels meeting the criteria to be considered held for sale prior to October 1, 2014 (excluding those subsequently reclassified as held for use), none of which remain unsold at December 31, 2016, are included in discontinued operations for all periods presented as no individual hotel disposition represents a strategic shift that has (or will have) a major effect on our operations or financial results.

Operating Performance Metrics

The following table presents our RevPAR, ADR, and occupancy for our same store operations.  The comparisons for same store operations include all of our hotels owned as of December 31, 2016 with the exception of the three hotels we acquired in October 2015, the hotel acquired through our Atlanta JV in August 2016, and the hotel acquired in December 2016 (14 hotels included in same store results, seven of which are considered held for use (“HFU”) and seven of which are considered held for sale (“HFS”)).  All hotels included in same store operations were owned throughout each of the periods presented.  The performance metrics for the hotels acquired in 2015 and 2016 represent post-acquisition operations only and are separately presented.  Performance metrics presented for the hotel owned through our Atlanta JV reflect 100% of the operating results of the property including our interest and the interest of our joint venture partner.

	Year ended December 31,
	2016			2015			2014
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
Same store HFU	65.52%	$83.96	$55.00	67.71%	$82.33	$55.75	67.83.%	$76.15	$51.65
Same store HFS	56.93%	70.43	40.10	60.45%	67.84	41.01	68.84%	63.12	43.45
Total same store	61.41%	$77.96	$47.87	64.22%	$75.79	$48.67	68.31%	$69.85	$47.72

October 2015 Acquisitions	72.92%	$113.39	$82.68	65.22%	$116.48	$75.97	-	$-	$-
Aloft Atlanta JV	69.87%	$136.97	$95.70	-	$-	$-	-	$-	$-
Aloft Leawood	68.20%	$102.76	$70.08	-	$-	$-	-	$-	$-

In the same store HFU portfolio of hotels, 2016 RevPAR decreased 1.3%, driven by a decrease of 3.2% in occupancy partially offset by an increase of 2.0% in ADR. This decrease in occupancy was driven by market challenges facing these hotels as a result of declines in the oil and gas, rail, and fracking industries as well as renovation interruption at three of these hotels during the 2016.  Despite the decrease in occupancy, the Company was able to increase ADR due to continued improvement in the economy and, to a lesser extent, decreases in inventory as a result of the ongoing renovations at certain hotels.

In the same store HFU portfolio of hotels, 2015 RevPAR increased 7.9% from 2014, driven by an increase in ADR of 8.1%.  In 2015, the Company focused on increasing ADR in light of an improving economy and increasing leisure and transient travel.

Results of Operations

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015 (in thousands, except per share amounts)

	Year ended December 31,
	2016			2015
	Continuing operations	Discontinued operations	Total	Continuing operations	Discontinued operations	Total	Continuing operations variance
Revenue	$50,647	$6	$50,653	$58,714	2,923	$61,637	$(8,067)
Hotel and property operations expense	(37,092)	(4)	(37,096)	(43,367)	(1,946)	(45,313)	6,275
Depreciation and amortization expense	(5,190)	-	(5,190)	(5,400)	-	(5,400)	210
General and administrative expense	(5,792)	-	(5,792)	(5,493)	-	(5,493)	(299)
Acquisition and terminated transactions expense	(550)	-	(550)	(684)	-	(684)	134
Terminated equity transactions	-	-	-	(246)	-	(246)	246
Net gain (loss) on disposition of assets	23,132	681	23,813	4,798	2,997	7,795	18,334
Equity in loss of joint venture	(244)	-	(244)	-	-	-	(244)
Net gain on derivatives and convertible debt	6,377	-	6,377	11,578	-	11,578	(5,201)
Other income (expense)	55	-	55	114	-	114	(59)
Interest expense	(4,710)	(5)	(4,715)	(5,522)	(223)	(5,745)	812
Loss on extinguishment of debt	(2,187)	-	(2,187)	(213)	-	(213)	(1,974)
Impairment (loss) recovery	(1,477)	-	(1,477)	(3,829)	121	(3,708)	2,352
Income tax expense	(125)	-	(125)	-	-	-	(125)
Net earnings	$22,844	$678	$23,522	$10,450	$3,872	$14,322	$12,394

Revenue

During 2016, revenue from continuing operations decreased by $8,067 between the periods.  Revenue from properties acquired in and subsequent to the fourth quarter of 2015 increased $10,175 and revenue from our other held for use assets remained consistent, decreasing by $129.  Revenue from held for sale and sold properties decreased by $18,113 driven by property sales during the periods presented.

Expenses

Hotel and property operations expense from continuing operations decreased by $6,275, driven by declines resulting from sold hotels partially offset by increases related to newly acquired properties.  In totality, hotel and operations expenses from continuing operations decreased as a percentage of revenue by 0.6% because of increases in ADR and because the legacy hotels that remain in our portfolio and our recent acquisitions have higher operating margins than the hotels that were sold during the period.

Interest expense and depreciation expense from continuing operations decreased by $812 and $210, respectively, between the periods as a result of a net decrease in the size of the Company’s hotel portfolio and thus its debt levels.  Additionally, interest expense was favorably impacted by a decrease in the weighted average interest rate on total debt outstanding between the periods, from 5.31% at December 31, 2015 to 4.86% at December 31, 2016, as a result of debt repaid upon the sale of properties and the lower than average interest rate obtained on the Great Western Bank debt obtained as part of the Leawood Aloft acquisition in December 2016.

The $299 increase in general and administrative expense was driven by increased compensation expense resulting from compensation arrangements put into place with the new management team in 2015 as well as increased professional fees associated with increased business activity in 2016.  These increases were partially offset by decreased directors’ and officers’ insurance premiums and decreased employee recruiting costs following significant executive recruiting in 2015.

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

Impairment Losses

In 2016, we incurred $1,477 of impairment losses, all of which was included in continuing operations.  In 2015, we incurred $3,708 of impairment losses, all of which was included in continuing operations with the exception of net recovery of $121 included in discontinued operations. All impairments recognized in both years related either to hotels held for sale at some point or sold during the year.

Dispositions

In 2016, twenty-four hotels were sold with gains totaling $24,256 and one hotel was sold with no gain as it had been previously impaired.  In 2015, eight hotels were sold with gains totaling $7,759 and nine hotels were sold with no gain as they had been previously impaired.

Net Gain on Derivatives and Convertible Debt

The change in net gain on derivatives and convertible debt was driven by the change in fair value of the derivative liabilities for the current year compared to the year ended December 31, 2015. The fair value of the derivative liabilities decreased by an aggregate of $6,680 during 2016 and $11,578 during 2015. The decreases in fair value in both periods was primarily a result of a decrease in the Company’s stock price during the periods, which in turn decreases the value assigned to the conversion feature of the Series C Preferred Stock and the outstanding common stock warrants throughout 2015 and while being marked to market in the first quarter of 2016.

Income Tax Expense

As of both December 31, 2016 and 2015, a full valuation allowance continued to be recorded against the net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded during either year with the exception of amounts totaling $125 for alternative minimum tax recorded in 2016 related to the use of net operating losses during the period. Management believes the combined federal and state income tax rate for the TRS will be approximately 38% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014 (in thousands, except per share amounts)

	Year ended December 31,
	2015			2014
	Continuing operations	Discontinued operations	Total	Continuing operations	Discontinued operations	Total	Continuing operations variance
Revenue	$58,714	$2,923	$61,637	$58,799	$13,579	$72,378	$(85)
Hotel and property operations expense	(43,367)	(1,946)	(45,313)	(44,391)	(10,410)	(54,801)	1,024
Depreciation and amortization expense	(5,400)	-	(5,400)	(6,437)	(112)	(6,549)	1,037
General and administrative expense	(5,493)	-	(5,493)	(4,192)	-	(4,192)	(1,301)
Acquisition and terminated transactions expense	(684)	-	(684)	-	-	-	(684)
Terminated equity transactions	(246)	-	(246)	(76)	-	(76)	(170)
Net gain on disposition of assets	4,798	2,997	7,795	(1)	2,751	2,750	4,799
Equity in loss of joint venture	-	-	-	-	-	-	-
Net gain on derivatives and convertible debt	11,578	-	11,578	(14,430)	-	(14,430)	26,008
Other income	114	-	114	116	-	116	(2)
Interest expense	(5,522)	(223)	(5,745)	(7,116)	(1,140)	(8,256)	1,594
Loss on extinguishment of debt	(213)	-	(213)	(158)	(120)	(278)	(55)
Impairment (loss) recovery	(3,829)	121	(3,708)	(1,269)	(1,652)	(2,921)	(2,560)
Income tax expense	-	-	-		-	-	-
Net earnings	$10,450	$3,872	$14,322	$(19,155)	$2,896	$(16,259)	$29,605

Revenue

During 2015, revenue from continuing operations remained stable, decreasing by $85 between the periods.  Revenue from properties acquired in the fourth quarter of 2015 totaled $2,611 and revenue from our other held for use assets increased $1,117, largely driven by an improving economy and a mild winter in early 2015 which increased construction and special projects business at our properties.  Revenue from held for sale and sold properties included in continuing operations decreased by $3,813 driven by property sales during the periods presented.

Expenses

Hotel and property operations expense from continuing operations decreased by $1,024, driven by declines resulting from sold hotels.  The decrease in these expenses outpaced the decrease in revenue because of increases in ADR as discussed above and because the legacy hotels that remained in our portfolio  in 2015 and our 2015 acquisitions have higher operating margins than the hotels that were sold during the period.

Interest expense from continuing operations and depreciation expense from continuing operations decreased by $1,594 and $1,037, respectively, between the periods as a result of a net decrease in the size of the Company’s hotel portfolio and thus its debt levels.  Additionally, interest expense was favorably impacted by a decrease in the weighted average interest rate on total debt outstanding between the periods, from 6.48% at December 31, 2014 to 5.31% at December 31, 2015, as a result of debt repaid upon the sale of properties and debt refinancings during 2015.

The $1,301 increase in general and administrative expense was driven by increased compensation expense resulting from compensation arrangements put into place with the new management team in 2015 and severance accrued for management who left the Company during the year, as well as recruiting expenses incurred in relation to those transitions.  Increased director and officer insurance premiums, increased travel, legal, and professional fees expense resulting from our name change, increased transactional activity during the year, and increased directors’ fees resulting from the increased size of our Board of Directors also contributed to this change.

Acquisition and terminated transaction costs will fluctuate period to period based on our acquisition activities.  Acquisition costs typically consist of transfer taxes, legal fees, and other costs associated with acquiring a hotel property as well as expenses incurred related to transactions that were terminated during the year.  The increase in these expenses in 2015 was a result of the three acquisitions consummated during the year as well as increased activity by management to review potential future transactions.

The $246 of terminated equity transactions expense in 2015 consists of charges incurred in the preparation of an exchange offer commenced on August 6, 2015.  This offer was withdrawn on September 17, 2015.

Impairment (Loss) Recovery

In 2015, we incurred $3,708 of impairment losses, all of which were included in continuing operations with the exception of net recovery of $121 included in discontinued operations. In 2014, we incurred impairment losses totaling $2,921, of which $1,269 was in continuing operations and $1,652 was in discontinued operations.  All impairments recognized in both years related either to hotels held for sale at some point or sold during the year.

Dispositions

In 2015, eight hotels were sold with gains totaling $7,759 and nine hotels were sold that had been previously impaired and as such had no gains. In 2014, five hotels were sold with gains totaling $2,749 and eight hotels were sold that had been previously impaired and as such had no gains.

Net Gain (Loss) on Derivatives and Convertible Debt

The change in net gain (loss) on derivatives and convertible debt was driven by the relative changes in derivative value between the years ended December 31, 2015 and 2014. The fair value of the derivative liabilities decreased by an aggregate of $11,578 during 2015 and increased by $14,430 during 2014. The decrease in fair value in 2015 was primarily a result of a decrease in the Company’s stock price in 2015, which in turn decreases the value assigned to the conversion feature of the Series C Preferred Stock and the outstanding common stock warrants.    The increase in fair value in 2014 was primarily due to the change in exercise price of the related warrants adjusted downward from $9.60 to $1.92, and to a change in the conversion price of the Series C Preferred Stock from $8.00 to $1.60, the public offering price of the common stock in the Company’s subscription rights offering concluded on June 6, 2014.

Income Tax Expense

As of December 31, 2015 and 2014, a full valuation allowance continued to be recorded against the net deferred tax asset due to the uncertainty of realization because of historical operating losses. As such, no income tax expense or benefit was recorded for the years ended December 31, 2015 or 2014.  Management believes the combined federal and state income tax rate for the TRS will be approximately 38% and income tax benefit or expense will vary based on the taxable earnings or loss of the TRS.

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

Funds from Operations (“FFO”) & Adjusted FFO (“AFFO”)

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net earnings computed in accordance with GAAP, excluding gains or losses from sales of real estate assets, impairment, and the depreciation and amortization of real estate assets.  FFO is calculated both for the Company in total and as FFO attributable to common shares and partnership units, which is FFO excluding preferred stock dividends.  AFFO is FFO attributable to common shares and partnership units adjusted to exclude items we do not believe are representative of the results from our core operations, such as non-cash gains or losses on derivative liabilities and convertible debt and cash charges for acquisition or equity raising costs. All REITs do not calculate FFO and AFFO in the same manner; therefore, our calculation may not be the same as the calculation of FFO and AFFO for similar REITs.

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

	Year ended December 31,
Reconciliation of Net earnings (loss) to FFO and AFFO	2016	2015	2014
Net earnings (loss)	$23,522	$14,322	$(16,259)
Depreciation and amortization expense	5,190	5,400	6,549
Depreciation and amortization expense from JV	377	-	-
Net gain on disposition of assets	(23,813)	(7,795)	(2,750)
Net loss on disposition of assets from JV	2	-	-
Impairment loss	1,477	3,708	2,921
FFO	6,755	15,635	(9,539)
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(20,748)	(3,632)	(3,452)
FFO attributable to common shares and partnership units	(13,993)	12,003	(12,991)
Net (gain) loss on derivatives and convertible debt	(6,377)	(11,578)	14,430
Net loss on derivatives from JV	5	-	-
Acquisitions and terminated transactions expense	550	684	-
Acquisition expense from JV	239	-	-
Gain on debt conversion	-	-	(88)
Terminated equity transactions expense	-	246	76
AFFO attributable to common shares and partnership units	$(19,576)	$1,355	$1,427

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), Adjusted EBITDA, and Hotel EBITDA

We calculate EBITDA and Adjusted EBITDA by adding back to net earnings certain non-operating expenses and certain non-cash charges which are based on historical cost accounting that we believe may be of limited significance in evaluating current performance. We believe these adjustments can help eliminate the accounting effects of depreciation and amortization and financing decisions and facilitate comparisons of core operating profitability between periods. In calculating EBITDA, we add back to net earnings interest expense, loss on debt extinguishment, income tax expense, and depreciation and amortization expense. In calculating Adjusted EBITDA, we adjust EBITDA to add back net gain/loss on disposition of assets, acquisition and terminated transactions expense, and terminated equity transactions expense, which are cash charges. We also add back impairment and gain or loss on derivatives and convertible debt, which are non-cash charges.  EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table reconciles net earnings (loss) to EBITDA, Adjusted EBITDA, and Hotel EBITDA for the years ended December 31 (in thousands). All amounts presented include both continuing and discontinued operations as well as our portion of the results of our unconsolidated Atlanta JV.

	Year ended December 31,
Reconciliation of Net earnings (loss) to EBITDA, Adjusted EBITDA, and Hotel EBITDA	2016	2015	2014
Net earnings (loss)	$23,522	$14,322	$(16,259)
Interest expense	4,715	5,745	8,256
Interest expense from JV	618	-	-
Loss on debt extinguishment	2,187	213	278
Income tax expense	125	-	-
Depreciation and amortization expense	5,190	5,400	6,549
Depreciation and amortization expense from JV	377	-	-
EBITDA	36,734	25,680	(1,176)
Net gain on disposition of assets	(23,813)	(7,795)	(2,750)
Net loss on disposition of assets from JV	2	-	-
Impairment loss	1,477	3,708	2,921
Net (gain) loss on derivatives and convertible debt	(6,377)	(11,578)	14,430
Net loss on derivatives from JV	5	-	-
Acquisitions and terminated transactions expense	550	684	-
Acquisition expense from JV	239	-	-
Gain on debt conversion	-	-	(88)
Terminated equity transactions expense	-	246	76
Adjusted EBITDA	8,817	10,945	13,413
General and administrative expense	5,792	5,493	4,192
Other income	(55)	(114)	(28)
Unallocated hotel and property operations expense	467	495	319
Hotel EBITDA	$15,021	$16,819	$17,896

Revenue	$50,653	$61,637	$72,378
JV revenue	2,962	-	-
Condor and JV revenue	$53,615	$61,637	$72,378
Hotel EBITDA as a percentage of revenue	28%	27%	25%

Liquidity and Capital Resources

Liquidity Requirements

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our revolving credit agreement with Great Western Bank, and the release of restricted cash upon the satisfaction of usage requirements.  At December 31, 2016, the Company had $8.3 million of cash and cash equivalents on hand and $1.2 million of unused availability under its revolving credit agreement.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Internal Revenue Code and as required in connection with our Series D Preferred Stock (which, as previously discussed, was converted to common stock with $9.3 million of a new class of preferred shares, Series E Preferred Stock, issued on February 28, 2017). We presently expect to invest approximately $4.0 million to $5.0 million in capital expenditures related to hotel properties we currently own through March 31, 2018.

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

Prior to the consideration of any asset sales or our ability to refinance debt subsequent to December 31, 2016, contractual principal payments on our debt outstanding, including normal amortization, total $15.8 million through March 31, 2018, including the February 1, 2017 maturity of one of our WAB loans with a balance at December 31, 2016 of $4.8 million, the November 6, 2017 maturity of our Cantor loan with a balance at December 31, 2016 of $5.7 million, the December 1, 2017 maturity of our Morgan Stanley loan with a balance at December 31, 2016 of $0.9 million, and the February 1, 2018 maturity of one of our WAB loans with a balance at December 31, 2016 of $2.8 million.  As discussed further in the Subsequent Events footnote of the consolidated financial statements, on January 27, 2017, the WAB loan due February 1, 2017 was extended to February 1, 2018.  Subsequently, on March 1, 2017, each of these pieces of debt was refinanced with a $90.0 million secured credit facility that matures on March 1, 2019.  Following this refinancing, contractual principal payments on our debt outstanding at December 31, 2016 through March 31, 2018 totaled $1.1 million.

Sources and Uses of Cash

Cash provided by Operating Activities.  Our cash provided by operations was $2.7 million, $5.0 million, and $5.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.  These changes in operating cash flows were driven by changes in net income, after adjusting for non-cash items, which decreased by $2.0 million in 2016 from 2015 and decreased by $0.9 million in 2015 from 2014.  Other changes in operating cash flows between the periods were due to miscellaneous changes in property tax and insurance escrow balances and accounts receivable.

Cash provided by Investing Activities.  Our cash provided by investing activities was $21.9 million, $5.4 million, and $17.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.  The lower cash flows in 2015 from the other periods presented was primarily a result of differences in the net cash spent on acquisitions and investment in joint venture less cash received from asset sales which, net, totaled $26.9 million in 2016, $10.7 million in 2015, and $21.3 million in 2014.

Cash used in Financing Activities.  Our cash used by financing activities was $21.2 million, $5.7 million, and $23.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.  This increase in cash flows in 2016 was primarily related to cash received in the first quarter of 2016 related to the Series D Preferred Stock issuance less cash used to redeem the Series A and B Preferred Stock and cash dividends paid on the Series C and Series D Preferred Stock, which together had a net impact to financing cash flows of $5.1 million, as well as decreased net principal payments on long-term and revolving debt of $19.0 million as a result of decreased net revolver activity as well as decreased debt repayments required upon the sale of hotel properties.  These increases were partially offset with prepayment penalties of $1.8 million paid in 2016 upon the sale of properties encumbered by certain of the Company’s debt.  From 2014 to 2015, debt repayments increased due to increased property sales.  However, this increase in debt repayments was offset by increased cash inflows for new debt obtained, including the debt obtained in connection with the 2015 acquisitions which totaled $15.1 million excluding debt assumed.

Outstanding Indebtedness

At December 31, 2016, we had long-term debt of $57.4 million associated with assets held for use with a weighted average term to maturity of 2.9 years and a weighted average interest rate of 4.89%.  Of this total, at December 31, 2016, $26.1 million is fixed rate debt with a weighted average term to maturity of 2.8 years and a weighted average interest rate of 4.78% and $31.3 million is variable rate debt with a weighted average term to maturity of 2.9 years and a weighted average interest rate of 4.98%.  At December 31, 2015, we had long-term debt of $45.5 million associated with assets held for use with a weighted average term to maturity of 3.3 years and a weighted average interest rate of 4.98%.  Of this total, at December 31, 2015, $12.5 million is fixed rate debt with a weighted average term to maturity of 1.6 years and a weighted average interest rate of 5.63% and $33.0 million is variable rate debt with a weighted average term to maturity of 3.9 years and a weighted average interest rate of 4.74%.

Debt is classified as held for sale if the properties collateralizing it are held for sale. Debt associated with assets held for sale is classified in the table below based on its contractual maturity although the balances are expected to be repaid within one year upon the sale of the related hotel properties.  Aggregate annual principal payments on debt for the next five years and thereafter are as follows (in thousands):

	Held for sale	Held for use	Total
2017	$1,574	$11,333	$12,907
2018	2,603	12,065	14,668
2019	52	1,120	1,172
2020	1,771	19,199	20,970
2021	-	13,672	13,672
Total	$6,000	$57,389	$63,389

Financial Covenants

The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage and required loan-to-value and leverage ratios, and place certain restrictions on dividends.  As of December 31, 2016, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank and certain of our WAB facilities contain cross-default provisions which would allow Great Western Bank and WAB to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of December 31, 2016, we are not in default of any of our loans.

Significant Debt Transactions

During 2016, the Company sold 25 hotel properties for combined gross sales proceeds of $61.4 million.  Net proceeds were used to pay off the associated loans totaling $37.6 million, to fund acquisitions, to reduce the balance of the revolving credit facility with Great Western Bank, and for general corporate purposes.    These dispositions, as well as adjustments required to remain in compliance with the required debt service ratio, decreased the total availability under the Great Western Bank revolver from $5.7 million at December 31, 2015 to $1.2 million at December 31, 2016.

On December 14, 2016, the purchase of the Aloft Leawood / Overland Park was financed, in part, with the proceeds of mortgage loans provided by Great Western Bank in an aggregate principal amount of $15.9 million.  The loans require monthly principal and interest payments based on a 25-year amortization (in the case of the $14.3 million loan) and 7-year amortization (in the case of the $1.6 million loan), with the principal balances due and payable on December 1, 2021.  The term of the loans may be extended for an additional two years subject to interest rate adjustments.  The loans bear interest at a fixed rate of 4.33% per annum and are non-recourse, as long as a certain pre-dividend debt service coverage ratio is met and with the exception of losses resulting from fraud, theft, and involuntary bankruptcy.

Additionally, as discussed further in the Subsequent Events footnote to the consolidated financial statements, two significant debt events occurred in early 2017.

On January 27, 2017, the WAB loan with a balance of $4.8 million at December 31, 2016 due February 1, 2017 was extended to February 1, 2018.

On March 1, 2017, a significant portion of the Company’s debt (including all debt outstanding at December 31, 2016 with the exception of the two variable rate WAB loans and the two fixed rate Great Western Bank loans) was refinanced with a $90.0 million secured credit facility that matures on March 1, 2019.  Following this refinancing, contractual debt maturities related to the debt outstanding at December 31, 2016 were as follows:

	Held for sale	Held for use	Total
2017	$-	$916	$916
2018	-	930	930
2019	6,000	27,691	33,691
2020	-	14,180	14,180
2021	-	13,672	13,672
Total	$6,000	$57,389	$63,389

The credit agreement provides for a $90.0 million senior secured credit facility and includes an accordion feature that would allow the facility to be increased to $400.0 million with additional lender commitments.  Availability under the facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  As of the closing date, the collateral pool consisted of 14 hotel properties.  As of the closing date, four hotels were excluded from the borrowing base until certain conditions are satisfied and the availability under the facility was $34.3 million.  The four hotels are expected to be added to the borrowing base within days after the closing and the availability under the facility is expected to increase to $41.0 million.  The facility is guaranteed by the Company and its material subsidiaries that do not have stand-alone financing.  Prior to the occurrence of specific capital achievements, borrowings under the facility accrue interest, at the Company’s option, at either LIBOR plus 3.95% or a base rate plus 2.95%.  Thereafter, borrowings bear interest based on a leverage-based pricing grid, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 3.00% (depending on leverage) or a base rate plus a spread ranging from 1.25% to 2.00% (depending on leverage).  The facility matures in two years and has an automatic one-year extension upon the completion of specific capital achievements.  The facility has two additional one-year extension options following additional capital achievements.  The facility contains customary representations and warranties, covenants and events of default.

On March 1, 2017, the Company borrowed $34.3 million under the facility to repay existing indebtedness and pay reserves costs related to the closing of the facility.  The Company anticipates using borrowings under the facility to acquire three out of the four Home2 Suites hotels currently under contract to be acquired, which will be added to the collateral pool for the facility.  Borrowings under the facility can also be used for future acquisitions and general corporate purposes.

Significant Equity Transactions

On March 16, 2016, the Company entered into a series of agreements providing for:

•	the issuance and sale of Condor’s Series D Preferred Stock under a private transaction to SREP, an affiliate of StepStone Group LP;
•	the exchange of all of Condor’s outstanding Series C Preferred Stock for Series D Preferred Stock; and
•	the cash redemption of all of Condor’s outstanding Series A Preferred Stock and Series B Preferred Stock.

In connection with these transactions, the Company and SREP entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) dated March 16, 2016 pursuant to which Condor issued and sold 3,000,000 shares of Series D Preferred Stock to SREP on March 16, 2016 for an aggregate purchase price of $30.0 million. The Stock Purchase Agreement required that $20.2 million of the purchase price be deposited into an escrow account for the purpose of effecting the redemption of the Series A and Series B Preferred Stock and that the remaining amount of the purchase price be delivered to Condor.

Simultaneously, the Company entered into an agreement (the “Exchange Agreement”) with RES pursuant to which all 3,000,000 outstanding shares of Series C Preferred Stock were exchanged for 3,000,000 shares of Series D Preferred Stock. Under the Exchange Agreement, in lieu of payment of accrued and unpaid dividends in the amount of $4.9 million on the Series C Preferred Stock, Condor (a) paid to RES an amount of cash equal to $1.5 million, (b) issued to RES 245,156 shares of Series D Preferred Stock (such that RES, IRSA Inversiones y Representaciones Sociedad Anónima (“IRSA”), and their affiliates do not beneficially own in excess of 49% of the voting stock of Condor) and (c) issued to RES a convertible promissory note, bearing interest at 6.25% per annum, in the principal amount of $1.0 million.

Pursuant to the Stock Purchase Agreement, on April 15, 2016, Condor redeemed all of the outstanding Series A and Series B Preferred Stock, in accordance with redemption notices issued on March 16, 2016, as follows:

•

all 803,270 outstanding shares of the Series A Preferred Stock at the redemption price of $10.00 per share plus $2.084940 per share in accrued and unpaid dividends (plus compounded interest) through the redemption date for a total redemption price of $9.7 million; and

•

all 332,500 outstanding shares of the Series B Preferred Stock at the redemption price of $25.00 per share plus $6.354167 per share in accrued and unpaid dividends through the redemption date for a total redemption price of $10.5 million.

The terms of the convertible promissory note and the Series D Preferred Stock are discussed in Note 7, Convertible Debt at Fair Value, and Note 10, Preferred Stock, to our consolidated financial statements.

Additionally, on January 24, 2017, the Company exchanged 150,540 new warrants (the “New Warrants”) to purchase common stock of the Company for 3,750,000 warrants (the “Old Warrants”, see further discussion in Note 10, Preferred Stock, to our consolidated financial statements) held by RES.  The number of New Warrants issued in exchange for the Old Warrants equals the number of shares of common stock issuable upon exercise of the Old Warrants pursuant to a cashless exercise provisions of the Old Warrants. The New Warrants are exercisable for 150,540 shares of common stock, have an exercise price of $.001 for each common share and expire on January 24, 2019.

As discussed further in the Subsequent Events footnote of the consolidated financial statements, on February 28, 2017, the holders of the Series D Preferred Stock voluntarily converted their shares into 39,032,225 shares of common stock at $1.60 per share pursuant to the terms of the preferred stock.  The terms of the Series D Preferred Stock provided for automatic conversion following certain future common stock offerings, and also provided for potential additional payments to the holders depending on the sales price of common stock in the offerings. As a result of the voluntary conversion, the holders are no longer entitled to the potential payments. To induce the holders of the Series D Preferred Stock to voluntarily convert their shares, the Company issued the holders $9.3 million of a new series of preferred stock, the Series E Preferred Stock.

The Series E Preferred Stock ranks senior to the Company’s common stock and any other preferred stock issuances and receives preferential cumulative cash dividends at a rate of 6.25% per annum, payable quarterly of the $10.00 face value per share.  If the Company fails to pay a dividend then during the period that dividends are not paid, the dividend rate increases to 12.5%, if specific equity offering or offerings have not occurred, and increases 9.50% per annum if such equity or equity offerings have occurred.  Dividends on the Series E Preferred Stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement.  Subject to certain shareholder approvals, required under Nasdaq Marketplace Rules, which Condor will seek and expects to obtain at the next annual shareholders meeting, each share of Series E Preferred Stock is convertible, at the option of the holder, at any time on or after February 28, 2019, into a number of shares of common stock determined by dividing the conversion price of $2.13 into an amount equal to the $10.00 face value per share plus accrued and unpaid dividends, if any. Upon liquidation, each share of Series E Preferred Stock is entitled to $10.00 per share, accrued and unpaid dividends, and an additional amount based on liquidation preference that the holders may have foregone by converting their Series D Preferred Stock into common stock, as adjusted for stock appreciation and dividends paid on the common stock.  The conversion price is subject to anti-dilution adjustments upon the occurrence of stock splits and stock dividends. Following a specific equity offering or offerings, from time to time a number of shares of Series E Preferred Stock automatically converts into common stock if the common stock trades at 120% of the conversion price for 60 trading days, and the number of shares converted will be determined by certain trading volumes measures. The Company has rights, following a specific equity offering or offerings, to redeem up to 490,250 shares of the Series E Preferred Stock at prices from 110% to 130% of its liquidation value, and the holders have put rights commencing March 16, 2021 to put the Series E Preferred Stock to the Company at 130% of its liquidation preference, which the Company can satisfy with cash or common stock.  The Series E Preferred Stock votes as a class on matters generally affecting the Series E Preferred Stock, and as long as 434,750 shares of Series E Preferred Stock (47% of the originally issued shares of Series E Preferred Stock) remain outstanding, then 75% approval of the Series E Preferred Stock will be required to approve merger, consolidation, liquidation or winding up of Condor, related party transactions exceeding $120,000, payment of dividends on common stock except from funds from operations or to maintain REIT status, the grant of exemptions from Condor’s charter limitation on ownership of 9.9% of any class or series of its securities (exclusive of persons currently holding exemptions), issuance of preferred stock, or commitment or agreement to do any of the foregoing.

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

Contractual Obligations

Below is a summary of certain obligations that will require capital as of December 31, 2016 (in thousands):

		Payments due by period
Contractual obligations	Total	2017	2018-2019	2020-2021	After 2021
Long-term debt including interest (1)	$64,905	$13,788	$16,378	$34,739	$-
Corporate office leases	561	156	297	108	-
Total contractual obligations	$65,466	$13,944	$16,675	$34,847	$-

(1)	Interest rate payments on our variable rate debt have been estimated using interest rates in effect at December 31, 2016

Long-term debt and land lease payments above include only amounts related to properties classified as held for use.  Future debt payments, including interest, related to the seven held for sale properties that are expected to be sold within the next 12 months totaling $6.4 million and future obligations on the one land lease related to a held for sale property totaling $1.8 million are not included in the table above.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The original updated accounting guidance was effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016, however, in July 2015, the FASB approved a one year delay of the effective date to fiscal years beginning after December 15, 2017.  As such, the standard will be effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has begun to evaluate each of its revenue streams under the new model.  Based on preliminary assessments, the Company does not expect the adoption of this guidance to materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales.  Furthermore, for real estate sales to third parties, primarily a result of disposition of real estate in exchange for cash with few contingencies, we do not expect the standard to significantly impact the recognition of or accounting for these sales.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business combinations. This standard will be effective for annual periods beginning after December 15, 2017, although early adoption is permitted. We are evaluating the effect of ASU 2017-01 on our consolidated financial statements and related disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that effect market-sensitive instruments.  At December 31, 2016, our market risk arises primarily from interest rate risk relating to variable rate borrowings and the market risk related to our convertible debt that fair value will fluctuate following changes in the Company’s common stock price or changes in interest rates.

Interest Rate Sensitivity

We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.  From time to time, we may enter into interest rate swap agreements or other interest rate hedging agreements.  At December 31, 2016, we have an interest rate swap in place which effectively locks the variable interest rate on our Huntington Bank debt (balance of $7.4 million) at 4.13% and an interest rate cap in place which caps the 30-day LIBOR interest rate on our Latitude debt (December 31, 2016 balance of $11.1 million) at 1.0%. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

The table below provides information about financial instruments that are sensitive to changes in interest rates.  The table presents scheduled maturities, including the amortization of principal and related weighted-average interest rates for the debt maturing in each specified period, excluding $6.0 million of debt related to hotel properties held for sale (dollars in thousands):

	2017	2018	2019	2020	2021	Total
Fixed rate debt	$10,700	$545	$569	$593	$13,672	$26,079
Average fixed interest rate	5.44%	4.33%	4.33%	4.33%	4.33%	4.78%
Variable rate debt	$633	$11,520	$551	$18,606	$-	$31,310
Average variable interest rate	4.53%	6.86%	3.87%	3.87%	-%	4.98%
Total debt	$11,333	$12,065	$1,120	$19,199	$13,672	$57,389
Total average interest rate	5.39%	6.74%	4.10%	3.88%	4.33%	4.89%

At December 31, 2016, approximately 54.9% of our outstanding debt, excluding debt related to hotel properties held for sale, is subject to fixed interest rates or effectively locked with an interest rate swap, while 45.1% of our debt is subject to floating rates.  Assuming no increase in the level of our variable debt outstanding at December 31, 2016 and after giving effect to our interest rate swap, if interest rates increased by 1.0% our cash flow related to hotel properties held for use would decrease by approximately $0.3 million per year.

Condor Hospitality Trust, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Condor Hospitality Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Condor Hospitality Trust, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016.  In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule, Schedule III- Real Estate and Accumulated Depreciation These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Condor Hospitality Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for discontinued operations as of October 1, 2014 on a prospective basis due to the adoption of Accounting Standards Update 2014-08.

(signed) KPMG LLP

McLean, Virginia
March 1, 2017

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Balance Sheet

(In thousands, except share and per share data)

	As of December 31,
	2016	2015

Assets
Investment in hotel properties, net	$96,158	$75,899
Investment in unconsolidated joint venture	9,036	-
Cash and cash equivalents	8,326	4,870
Restricted cash, property escrows	5,350	3,776
Accounts receivable, net of allowance for doubtful accounts of $21 and $10	1,416	1,169
Prepaid expenses and other assets	1,666	1,832
Investment in hotel properties held for sale, net	18,713	54,800
Total Assets	$140,665	$142,346

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses, and other liabilities	$5,823	$5,419
Derivative liabilities, at fair value	8	8,759
Convertible debt, at fair value	1,315	-
Long-term debt, net of deferred financing costs	56,775	44,667
Long-term debt related to hotel properties held for sale, net of deferred financing costs	5,945	41,344
Total Liabilities	69,866	100,189

Redeemable preferred stock:
10% Series B, 800,000 shares authorized; $.01 par value, 332,500 shares outstanding, liquidation preference of $10,182 at December 31, 2015	-	7,662

Equity
Shareholders' Equity
Preferred stock, 40,000,000 shares authorized:
8% Series A, 2,500,000 shares authorized, $.01 par value, 803,270 shares outstanding, liquidation preference of $9,485 at December 31, 2015	-	8
6.25% Series C, 3,000,000 shares authorized, $.01 par value, 3,000,000 shares outstanding, liquidation preference of $34,492 at December 31, 2015	-	30
6.25% Series D, 6,700,000 shares authorized, $.01 par value, 6,245,156 shares outstanding, liquidation preference of $63,427 at December 31, 2016	61,333	-
Common stock, $.01 par value, 200,000,000 shares authorized; 4,956,835 and 4,941,878 shares outstanding	50	49
Additional paid-in capital	118,613	138,387
Accumulated deficit	(112,024)	(105,858)
Total Shareholders' Equity	67,972	32,616
Noncontrolling interest in consolidated partnership (Condor Hospitality Limited Partnership), redemption value of $2,008 and $1,197	2,827	1,879
Total Equity	70,799	34,495

Total Liabilities and Equity	$140,665	$142,346

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statement of Operations

(In thousands, except per share data)

asd

	Year ended December 31,
	2016	2015	2014
Revenue
Room rentals and other hotel services	$50,647	$58,714	$58,799
Operating expenses
Hotel and property operations	37,092	43,367	44,391
Depreciation and amortization	5,190	5,400	6,437
General and administrative	5,792	5,493	4,192
Acquisition and terminated transactions	550	684	-
Terminated equity transactions	-	246	76
Total operating expenses	48,624	55,190	55,096
Operating income	2,023	3,524	3,703
Net gain (loss) on disposition of assets	23,132	4,798	(1)
Equity in loss of joint venture	(244)	-	-
Net gain (loss) on derivatives and convertible debt	6,377	11,578	(14,430)
Other income	55	114	116
Interest expense	(4,710)	(5,522)	(7,116)
Loss on debt extinguishment	(2,187)	(213)	(158)
Impairment loss	(1,477)	(3,829)	(1,269)
Earnings (loss) from continuing operations before income taxes	22,969	10,450	(19,155)
Income tax expense	(125)	-	-
Earnings (loss) from continuing operations	22,844	10,450	(19,155)
Gain from discontinued operations, net of tax	678	3,872	2,896
Net earnings (loss)	23,522	14,322	(16,259)
(Earnings) loss attributable to noncontrolling interest	(727)	(1,197)	23
Net earnings (loss) attributable to controlling interests	22,795	13,125	(16,236)
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(20,748)	(3,632)	(3,452)
Net earnings (loss) attributable to common shareholders	$2,047	$9,493	$(19,688)

Earnings per Share
Continuing operations - Basic	$0.28	$1.24	$(5.79)
Discontinued operations - Basic	0.13	0.70	0.74
Total - Basic Earnings per Share	$0.41	$1.94	$(5.05)

Continuing operations - Diluted	$0.12	$(0.15)	$(5.79)
Discontinued operations - Diluted	0.02	0.15	0.74
Total - Diluted Earnings per Share	$0.14	$-	$(5.05)

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Consolidated Statement of Equity

(In thousands)

	Years ended December 31, 2016, 2015, and 2014
	Shares of preferred stock	Preferred stock	Shares of common Stock	Common stock	Additional paid-in capital	Accumulated Deficit	Total shareholders' equity	Noncontrolling interest	Total equity

Balance at December 31, 2013	3,803	$38	2,898	$29	$135,293	$(102,747)	$32,613	$113	$32,726
Stock-based compensation	-	-	8	-	34	-	34	-	34
Rights offering	-	-	1,787	18	2,573	-	2,591	-	2,591
Net loss	-	-	-	-	-	(16,236)	(16,236)	(23)	(16,259)
Balance at December 31, 2014	3,803	$38	4,693	$47	$137,900	$(118,983)	$19,002	$90	$19,092
Stock-based compensation	-	-	21	-	143	-	143	-	143
Long-term incentive plan	-	-	-	-	-	-	-	142	142
Issuance of common stock	-	-	228	2	344	-	346	-	346
Issuance of common units	-	-	-	-	-	-	-	450	450
Net income	-	-	-	-	-	13,125	13,125	1,197	14,322
Balance at December 31, 2015	3,803	$38	4,942	$49	$138,387	$(105,858)	$32,616	$1,879	$34,495
Stock-based compensation	-	-	15	1	133	-	134	-	134
Long-term incentive plan	-	-	-	-	-	-	-	171	171
Issuance of common units	-	-	-	-	-	-	-	50	50
Common dividends declared ($0.07 per share)	-	-	-	-	-	(347)	(347)	-	(347)
Series D Preferred Stock dividends declared	-	-	-	-	-	(3,090)	(3,090)	-	(3,090)
Redemption of Series A and B Preferred Stock	(803)	(8)	-	-	(7,390)	(5,107)	(12,505)	-	(12,505)
Exchange of Series C and issuance of Series D Preferred Stock	3,245	61,303	-	-	(12,517)	(20,417)	28,369	-	28,369
Net income	-	-	-	-	-	22,795	22,795	727	23,522
Balance at December 31, 2016	6,245	$61,333	4,957	$50	$118,613	$(112,024)	$67,972	$2,827	$70,799

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

	Year ended December 31,
	2016		2015	2014
Cash flows from operating activities:
Net earnings (loss)		$23,522	$14,322	$(16,259)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense		5,190	5,400	6,549
Net gain on disposition of assets		(23,813)	(7,794)	(2,750)
Net (gain) loss on derivatives and convertible debt		(6,377)	(11,578)	14,430
Equity in loss of joint venture		244	-	-
Amortization of deferred financing costs		597	714	1,292
Amortization of debt discount		-	-	38
Loss on extinguishment of debt		2,187	213	278
Gain on debt conversion		-	-	(88)
Impairment loss		1,477	3,708	2,921
Stock-based compensation and long term incentive plan expense		305	285	34
Amortization of warrant issuance cost		12	58	58
Changes in operating assets and liabilities:
(Increase) decrease in assets		(244)	442	(63)
Decrease in liabilities		(432)	(800)	(933)
Net cash provided by operating activities		2,668	4,970	5,507

Cash flows from investing activities:
Additions to hotel properties		(3,446)	(3,853)	(3,034)
Investment in joint venture		(9,280)	-	-
Acquisitions of hotel properties		(22,450)	(42,592)	-
Proceeds from sale of hotel assets		58,593	53,306	21,316
Net changes in capital expenditure escrows		(1,475)	(1,463)	(340)
Net cash provided by investing activities		21,942	5,398	17,942

Cash flows from financing activities:
Deferred financing costs		(136)	(865)	(485)
Principal payments on long-term debt		(39,965)	(51,868)	(22,207)
Proceeds from long-term debt		15,925	44,620	-
Payments on revolving debt		(10,305)	(39,056)	(30,843)
Proceeds from revolving debt		10,198	41,152	29,692
Debt early extinguishment penalties		(1,752)	-	(120)
Series D Preferred Stock issuance		28,881	-	-
Series A and B Preferred Stock redemption, including accumulated dividends		(20,167)	-	-
Cash dividends paid to common shareholders		(198)	-	-
Cash dividends paid to Series C and D Preferred shareholders		(3,598)	-	-
Proceeds from common stock issued in rights offering		-	346	860
Rights offering issuance costs		-	-	(218)
Other items		(37)	-	-
Net cash used in financing activities		(21,154)	(5,671)	(23,321)

Increase in cash and cash equivalents		3,456	4,697	128
Cash and cash equivalents, beginning of year		4,870	173	45
Cash and cash equivalents, end of year		$8,326	$4,870	$173

Supplemental cash flow information
Interest paid, net of amounts capitalized		$4,229	$5,085	$7,119
Income taxes paid		$37	$-	$-

Schedule of noncash investing and financing activities:
Unamortized debt discount		$-	-	$113
Convertible loan embedded derivative		$-	$-	$(151)
Debt converted to common stock		$-	$-	$(2,000)
Common stock issued on conversion of debt		$-	$-	$1,950
Debt assumed in acquisitions	$		$11,220	$-
Fair Value of CHLP operating units issued in acquisitions		$50	$450	$-
In kind dividends deemed on preferred stock		$20,218	$-	$-

See accompanying notes to consolidated financial statements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Condor Hospitality Trust, Inc. (“CDOR,” “Condor,” or the “Company”), which until July 15, 2015 was formerly named Supertel Hospitality, Inc.,was incorporated in Virginia on August 23, 1994 and was reincorporated in Maryland on November 19, 2014. CDOR is a self-administered real estate investment trust (“REIT”) for federal income tax purposes that specializes in the investment and ownership of high-quality select-service, limited-service, extended stay, and compact full service hotels.  As of December 31, 2016, the Company owned 19 hotels in 12 states, including one hotel owned through an 80% interest in an unconsolidated joint venture (the “Atlanta JV”).

CDOR, through its wholly owned subsidiary, Condor Hospitality REIT Trust (formerly Supertel Hospitality REIT Trust), owns a  controlling interests in Condor Hospitality Limited Partnership (“CHLP”) (formerly Supertel Limited Partnership), for which we serve as general partner.  CHLP, including its various subsidiary partnerships, holds substantially all of the Company’s assets (with the exception of the furniture and equipment of 14 properties held by TRS Leasing, Inc.) and conducts all of its operations.  At December 31, 2016, the Company owned 97.8% of the common operating units (“common units”) of CHLP with the remaining common units owned by other limited partners and long-term incentive plan unit holders (see Note 12).  The Company’s 100% owned E&P Financing Limited Partnership no longer owns any assets or conducts any operations following the sale of its last remaining property in January 2016.

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

Historically, as a result of the geographic areas in which we operate, the operations of our hotels have been seasonal in nature.  Generally, occupancy rates, revenue, and operating income have been greater in the second and third quarters of the calendar year than in the first and fourth quarters, with the exception of our hotels located in Florida, which experience peak demand in the first and fourth quarters of the year.  The results of the hotels acquired in 2015 and 2016 (see Note 3), because of their locations and chain scale, are expected to be less seasonal in nature than our legacy portfolio of assets.

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

The Company’s investments in hotel properties are recorded at cost and are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and improvements and 3 to 12 years for furniture and equipment.

Renovations and/or replacements that improve or extend the life of the hotel properties are capitalized and depreciated over their useful lives. Repairs and maintenance are expensed as incurred.

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

Distributions received from a joint venture are classified in the statement of cash flows using the cumulative distributions approach.  Distributions are classified as cash inflows from operating activities unless cumulative distributions, including those from prior periods not designated as a return of investment, exceed cumulative recognized equity in earnings of the joint venture.  Excess distributions are classified as cash inflows from investing activities as a return of investment.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash and highly liquid investments with original maturities of three months or less when acquired, and are carried at cost which approximates fair value. The Company maintained a major portion of its deposits with Great Western Bank, a Nebraska Corporation, at December 31, 2016 and with US Bank at December 31, 2015.  The balances on deposit at Great Western Bank and US Bank may at times exceed the federal deposit insurance limit, however, management believes that no significant credit risk exists with respect to the uninsured portion of these cash balances.

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

Deferred Financing Cost

Direct costs incurred in financing transactions are capitalized as deferred financing costs and amortized to interest expense over the term of the related loan using the effective interest method.  Deferred financing costs are presented on the balance sheet as a direct deduction from the associated debt liability.

Derivative Liabilities

In the normal course of business, the Company is exposed to the effects of interest rate changes, and the Company may enter into derivative instruments including interest rate swaps, caps, and collars to manage or economically hedge interest rate risk.  Additionally, prior to the first quarter of 2016, the Company was required to include on the balance sheet certain bifurcated embedded derivative instruments such as conversion features in convertible instruments and certain common stock warrants.

All derivatives recognized by the Company are reported as derivative liabilities on the balance sheet and are adjusted to their fair value at each reporting date.  Realized and unrealized gains and losses on derivative instruments are included in net gain (loss) on derivatives and convertible debt with the exception of realized gains and losses related to interest rate instruments which are included in interest expense on the statement of operations.

Noncontrolling Interest

Noncontrolling interest in CHLP represents the limited partners’ proportionate share of the equity in the operating partnership and long-term incentive plan (“LTIP”) units (see Note 12).  Earnings and loss are allocated to noncontrolling interest in accordance with the weighted average percentage ownership of CHLP during the period.

Revenue Recognition

Revenue consists of amounts derived from hotel operations, including the sale of rooms, food and beverage, and other ancillary amenities.  Revenue from the operation of the hotel properties is recognized when rooms are occupied and services have been rendered.  Sales, use, occupancy, and similar taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the statement of operations.

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

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on its technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statement of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement to the uncertain tax position by the applicable taxing authority or by expiration of the applicable statute of limitations. For the years ended December 31, 2016, 2015, and 2014, the Company did not record any uncertain tax positions.

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

With the exception of fixed rate debt (see Note 8) and other financial instruments carried at fair value, the carrying amounts of the Company’s financial instruments approximates their fair values due to their short-term nature or variable market-based interest rates.

Fair Value Option

Under U.S. GAAP, the Company has the irrevocable option to report most financial assets and financial liabilities at fair value on an instrument by instrument basis, with changes in fair value reported in net earnings.  This option was elected for the treatment of the Company’s convertible debt entered into on March 16, 2016 (see Note 7).

Stock-Based Compensation

Stock-based compensation for awards with a service condition only is measured based on the fair value of the award on the date of grant and recognized as compensation expense on a straight line basis over the service period.  The compensation cost related to awards for which vesting is contingent upon achieving a market based criteria is measured at the fair value of the award on the date of grant, including consideration of the market criteria, and amortized on a straight line basis over the performance period.  The fair value of the award at grant is measured using either the closing stock price on the date of grant (for vested and unvested share awards), the Black-Scholes model (for options and warrants), or a Monte Carlo simulation (for LTIP awards), as appropriate.  Compensation cost is recognized as additional paid-in capital for awards of the Company’s common stock and as noncontrolling interest for LTIP awards of CHLP common units.

Recently Adopted Accounting Standards

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity, which clarifies certain of the criteria for determining whether derivative features in a hybrid financial instrument should be separately recognized.  ASU 2014-16 is effective for fiscal years beginning after December 15, 2015 and permits either a retrospective or cumulative effect transition method.  ASU 2014-16 was adopted by the Company on January 1, 2016 and was utilized in determining the accounting for the 6.25% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) issued in March 2016 (see Note 10).

In February 2015, the FASB issued ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance effecting both the VIE and VOE consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The Company adopted this standard on January 1, 2016 and concluded that CHLP now meets the criteria to be considered a VIE of which the Company is the primary beneficiary and, accordingly, the Company continues to consolidate CHLP. The Company’s sole significant asset is its investment in CHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of CHLP. All of the Company’s debt is an obligation of CHLP.  This ASU was also used in the determination of the accounting for the Atlanta JV entered into in August 2016 (see Note 5).

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  The Company adopted this standard on January 1, 2016 and presents all debt issuance costs, other than issuance costs related to its revolving credit facility, as a direct deduction from the carrying value of the debt liability. Adoption of this standard was applied retrospectively for all periods presented, effecting only the presentation of the balance

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

sheet. The adoption of this standard did not have a material impact on the Company's financial position and had no impact on the results of operations or cash flows.  For the amounts of the reclassification, see Note 6.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The original updated accounting guidance was effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016, however, in July 2015, the FASB approved a one year delay of the effective date to fiscal years beginning after December 15, 2017.  As such, the standard will be effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has begun to evaluate each of its revenue streams under the new model.  Based on preliminary assessments, the Company does not expect the adoption of this guidance to materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales.  Furthermore, for real estate sales to third parties, primarily a result of disposition of real estate in exchange for cash with few contingencies, we do not expect the standard to significantly impact the recognition of or accounting for these sales.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business combinations. This standard will be effective for annual periods beginning after December 15, 2017, although early adoption is permitted. The Company is evaluating the effect that ASU 2017-01 will have on its consolidated financial statements and related disclosures.

Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

Beginning in the first quarter of 2016, we have revised the classification of cash payments for debt prepayment or extinguishment penalties in our statements of cash flows from where they were previously presented as operating cash flows to financing cash flows.  We have concluded that this classification is preferable as these payments are closely related to other financing cash flows, such as the repayment of debt, and reflect the impact of financing decisions made by management.  This revised policy is also consistent with the ASU 2016-15, Statement of Cash Flows, which was issued in August 2016 and becomes effective for the Company on January 1, 2018.  This revision in classification had the effect of increasing operating cash flows and decreasing financing cash flows by $1,752,  $0, and $120 during the years ended December 31, 2016, 2015, and 2014, respectively.

Liquidity

The following disclosure and analysis is pursuant to ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 requires the Company to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

going concern within one year after the date the financial statements are issued.  To satisfy the requirements of this standard, the Company’s evaluation considered a 15 month period beginning January 1, 2017.

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and working capital, short-term borrowings under our revolving credit agreement with Great Western Bank, and the release of restricted cash upon the satisfaction of usage requirements.  At December 31, 2016, the Company had $8,326 million of cash and cash equivalents on hand and $1,234 of unused availability under its revolving credit agreement.  Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotels in accordance with brand standards, interest expense and scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, and the payment of dividends in accordance with the REIT requirements of the Internal Revenue Code and as required in connection with our Series D Preferred Stock (which, as discussed as a subsequent event (see Note 17), was converted to common stock with $9,250 of a new class of stock, Series E Preferred Stock, issued on February 28, 2017). We presently expect to invest approximately $4,000 to $5,000 in capital expenditures related to hotel properties we currently own through March 31, 2018.

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

Prior to the consideration of any asset sales or our ability to refinance debt subsequent to December 31, 2016, contractual principal payments on our debt outstanding, including normal amortization, total $15,788 through March 31, 2018, including the February 1, 2017 maturity of one of our Western Alliance Bank (“WAB”) loans with a balance at December 31, 2016 of $4,806, the November 6, 2017 maturity of our Cantor loan with a balance at December 31, 2016 of $5,713, the December 1, 2017 maturity of our Morgan Stanley loan with a balance at December 31, 2016 of $912, and the February 1, 2018 maturity of one of our WAB loans with a balance at December 31, 2016 of $2,803.  On January 27, 2017, the WAB loan due February 1, 2017 was extended to February 1, 2018.  Subsequently, on March 1, 2017, each of these pieces of debt was refinanced with a $90,000 secured credit facility that matures on March 1, 2019.  Following this refinancing, contractual principal payments on our debt outstanding at December 31, 2016 through March 31, 2018 totaled approximately $1,100.

NOTE 2.  INVESTMENT IN HOTEL PROPERTIES

Investments in hotel properties consisted of the following at December 31:

	As of December 31,
	2016			2015
	Held for sale	Held for use	Total	Held for sale	Held for use	Total
Land	$2,392	$14,020	$16,412	$8,184	$10,683	$18,867
Acquired below market lease intangibles	-	-	-	883	-	883
Buildings, improvements, vehicles	23,118	85,565	108,683	70,932	67,174	138,106
Furniture and equipment	5,427	12,776	18,203	19,170	11,418	30,588
Construction-in-progress	23	63	86	322	133	455
Investment in hotel properties	30,960	112,424	143,384	99,491	89,408	188,899
Less accumulated depreciation	(12,247)	(16,266)	(28,513)	(44,691)	(13,509)	(58,200)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

Investment in hotel properties, net	$18,713	$96,158	$114,871	$54,800	$75,899	$130,699

NOTE 3.  ACQUISITION OF HOTEL PROPERTIES

On December 14, 2016, the Company acquired one wholly-owned hotel, the Aloft Leawood / Overland Park (Kansas City).  The allocation of the purchase price based on fair value, which was determined using Level 3 fair value inputs, was as follows:

Hotel	Land	Buildings, improvements, and vehicles	Furniture and equipment	Total purchase price	Debt originated at acquisition	Issuance of CHLP common units	Net cash
Aloft	$3,339	$18,046	$1,115	$22,500	$15,925	$50	$6,525
Leawood, KS

The $22,500 purchase price was funded with the proceeds of two mortgage loans provided by Great Western Bank totaling $15,925, approximately $6,525 in cash, and the issuance of 213,904 common units from CHLP with a value of $50.

During 2015, the Company acquired three wholly-owned hotel properties.  The allocation of the purchase price based on fair value, which was determined using Level 3 fair value inputs, was as follows:

Hotel	Acquisition date	Land	Building, improvements, and vehicles	Furniture and equipment	Total purchase price	Assumption of debt	Debt originated at acquisition	Issuance of CHLP common units	Net cash
Hotel Indigo	10/2/2015	$800	$8,700	$1,500	$11,000	$-	$5,000	$150	$5,850
Atlanta, GA
Marriott Courtyard	10/2/2015	2,100	11,050	850	14,000	-	10,100	150	3,750
Jacksonville, FL
SpringHill Suites	10/1/2015	1,597	14,353	1,550	17,500	11,220	-	150	6,130
San Antonio, TX
Total		$4,497	$34,103	$3,900	$42,500	$11,220	$15,100	$450	$15,730

The $42,500 purchase price was funded with the assumption of one loan with an aggregate outstanding principal balance of $11,220 and two newly originated GE Capital loans totaling $15,100 (sold to WAB in April 2016). The remaining $16,180 was funded with approximately $14,900 in cash, approximately $830 of borrowings from the Company’s existing credit facility with Great Western Bank, and the issuance of common units from CHLP. A total of 2,298,879 common units were issued with a value of $450.

There were no hotel acquisitions in 2014.

Included in the statement of operations for the year ended December 31, 2016 and 2015 is total revenue of $12,786 and $2,611 and total operating income of $2,279 and $356, respectively, which represent the results of operations for these four hotels since the date of acquisition.

Pro Forma Results (Unaudited)

The following condensed pro forma financial data is presented as if all acquisitions completed during the years ended December 31, 2016 and 2015 (including the Atlanta JV acquisition subsequently discussed (see Note 5)) had been completed on January 1, 2015 and 2014, respectively.  The pro forma results below exclude acquisition costs of $550 and $684 incurred during the years ended December 31, 2016 and 2015, respectively.  The condensed pro forma financial data is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2015 and 2014, nor do they purport to represent the results of operations for future periods.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

	Years ended December 31,
	2016	2015
Total revenue	$56,741	$73,281
Operating income	$3,970	$6,774
Net Income attributable to common shareholders	$3,755	$10,816
Net Income per share available to common shareholders-basic	$0.76	$2.21
Net Income per share available to common shareholders-diluted	$0.19	$0.05

NOTE 4: DISPOSITION OF HOTEL PROPERTIES AND DISCONTINUED OPERATIONS

As of December 31, 2016, the Company had seven hotels classified as held for sale. At the beginning of 2016, the Company had 16 hotels held for sale and during the year classified an additional 16 hotels as held for sale. Twenty-five of these hotels were sold during 2016. None of the hotels reclassified as held for sale since the Company’s adoption of ASU 2014-08 on October 1, 2014 represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results.  As a result, only hotels classified as held for sale prior to October 1, 2014 (excluding those subsequent reclassified as held for use),  none of which remain unsold at December 31, 2016, are included in discontinued operations with all other hotels, including those subsequently sold or classified as held for sale, reported in continuing operations.

In 2016,  2015, and 2014, the Company sold 25 hotels, 17 hotels, and 13 hotels, respectively, resulting in total gains of $24,256,  $7,759, and $2,749, respectively, of which $23,575,  $4,996, and $0, respectively, was included in continuing operations.

Included in these 2015 sales were two hotels in Alexandria, Virginia that were sold on July 13, 2015 for a combined gross sales price of $19,000.  These hotels represent a significant disposition, and as such, their operating results are disclosed.  The Alexandria Comfort Inn and Days Inn hotels had combined net earnings (loss) of ($665) and $761 for the years ended December 31, 2015 and 2014, respectively. Net earnings for the year ended December 31, 2015 includes impairment expense of $1,020 which was recognized following the hotels classification as held for sale. Earnings attributable to noncontrolling interest related to these properties for the years ended December 31, 2015 and 2014 were $3 and $1, respectively.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The following table sets forth the components of discontinued operations for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014

Revenue	$6	$2,923	$13,579
Hotel and property operations expense	(4)	(1,946)	(10,410)
Depreciation and amortization expense	-	-	(112)
General and administrative expense	-	-	-
Net gain on dispositions of assets	681	2,997	2,751
Interest expense	(5)	(223)	(1,140)
Loss on extinguishment of debt	-	-	(120)
Impairment recovery (loss)	-	121	(1,652)
	$678	$3,872	$2,896

Capital expenditures	$-	$90	$338

NOTE 5.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

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

On August 22, 2016, the Atlanta JV closed on the acquisition of the Atlanta Aloft for a purchase price of $43,550, subject to working capital and similar adjustments.  The purchase price was allocated by the Atlanta JV based on fair value, which was determined using Level 3 fair value inputs, as documented in the table below:

Hotel	Land	Buildings, improvements, and vehicles	Furniture and equipment	Land option (1)	Total purchase price	Debt originated at acquisition	Net cash
Aloft	$13,025	$34,048	$2,667	$(6,190)	$43,550	$33,750	$9,800
Atlanta, GA

(1)	The purchase agreement includes a provision which permits the seller to purchase the surface parking lot north of the hotel exercisable for ten years at less than market rates

The purchase price for the Atlanta Aloft was paid with $9,800 in cash, of which $7,840 was contributed by Condor and $1,960 was contributed by TWC, and $33,750 of proceeds from a term loan secured by the property.  Condor additionally contributed $1,440 and TWC additionally contributed $360 to the Atlanta JV to cover acquisition costs and to provide working capital to the entity.  The term loan, obtained from LoanCore Capital Credit REIT LLC, has an initial term of 24 months with three 12-month extension periods which may be exercised at the Atlanta JV’s option subject to certain conditions and fees.  The interest rate is a floating rate calculated on the one-month LIBOR plus 5.0%, and as a condition to closing, the Atlanta JV purchased a LIBOR cap of 3.0%.  The current interest rate on the loan is 5.75%.  The loan is non-recourse to the Atlanta JV, subject to specified exceptions.  The loan is also non-recourse to Condor, except for certain customary carve-outs which are guaranteed by the Company.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

Under the Atlanta JV agreement, the Atlanta JV is managed by TWC in accordance with business plans and budgets approved by both partners.  Major decisions as detailed in the agreement also require joint approval.  Condor may remove TWC as manager of the Atlanta JV and appoint a new manager only upon the occurrence of certain events.  The Atlanta Aloft hotel is managed by Boast Hotel Management Company LLC (“Boast”), an affiliate of TWC.  The Atlanta JV paid to Boast total management fees of $110 during the year ended December 31, 2016.

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

The following tables represent the total assets, liabilities, equity, and components of net income (loss), including the Company’s share, of the Atlanta JV as of and for the year ended December 31, 2016:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

As of
December 31, 2016
Investment in hotel properties, net	$49,305
Cash and cash equivalents	1,184
Restricted cash, property escrows	464
Accounts receivable, prepaid expenses, and other assets	320
Total Assets	$51,273
Accounts payable, accrued expenses, and other liabilities	$633
Land option liability	6,190
Long-term debt, net of deferred financing costs	33,155
Total Liabilities	39,978
Condor equity	9,036
TWC equity	2,259
Total Equity	11,295
Total Liabilities and Equity	$51,273

Year ended December 31, 2016
Revenue
Room rentals and other hotel services	$3,703
Operating Expenses
Hotel and property operations	2,457
Depreciation and amortization	471
Acquisition	299
Total operating expenses	3,227
Operating income	476
Net loss on disposition of assets	(2)
Net loss on derivative	(6)
Interest expense	(773)
Net loss	$(305)

Condor allocated loss	$(244)
TWC allocated loss	(61)
Net loss	$(305)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 6.  LONG-TERM DEBT

Long-term debt, including debt related to hotel properties held for sale, consisted of the following loans payable at December 31:

Lender	Balance at December 31, 2016	Interest rate at December 31, 2016	Maturity	Amortization provision	Properties encumbered at December 31, 2016	Balance at December 31, 2015
Fixed rate debt
Western Alliance Bank	$4,806	7.17%	02/2017	15 years	2	$10,819
Western Alliance Bank	2,803	4.75%	02/2018	15 years	2	3,864
Cantor Commercial Real Estate Lending	5,713	4.25%	11/2017	30 years	1	5,826
Morgan Stanley Mortgage Capital Holdings, LLC	912	5.83%	12/2017	25 years	4	27,542
Great Western Bank (7)	14,326	4.33%	12/2021	25 years	1	-
Great Western Bank (7)	1,599	4.33%	12/2021	7 years	-	-
Total fixed rate debt	30,159					48,051

Variable rate debt
Great Western Bank (6)	-	4.75% (1)	06/2018	Interest only	2	3,215
Western Alliance Bank	4,882	4.18% (2)	11/2020	25 years	1	4,990
Western Alliance Bank	9,863	4.18% (2)	11/2020	25 years	1	10,079
The Huntington National Bank	7,361	2.87% (3)	11/2020	25 years	3	9,981
LMREC 2015 - CREI, Inc. (Latitude)	11,124	7.00% (4)	05/2018	$12 monthly (5)	1	11,220
Total variable rate debt	33,230				18	39,485

Total long-term debt	$63,389					$87,536
Less: Deferred financing costs	(669)					(1,525)
Total long-term debt, net of deferred financing costs	62,720					86,011
Less: Long-term debt related to hotel properties held for sale, net of deferred financing costs of $55 and $736	(5,945)					(41,344)

Long-term debt related to hotel properties held for use, net of deferred financing costs of $614 and $789	$56,775					$44,667

(1) Prime rate plus 1%; was fixed rate debt at 4.5% prior to amendment on June 5, 2015

(2) 90-day LIBOR plus 3.25%

(3) 30-day LIBOR plus 2.25%, fixed at 4.13% after giving effect to interest rate swap

(4) 30-day LIBOR plus 6.25% 30-day LIBOR capped at 1.0% after giving effect to market rate cap (see Note 8)

(5) $12 monthly payment began May 2016

(6) Total availability under this revolving credit facility was $1,234 at December 31, 2015; commitment fee on unused facility is 0.25%

(7) Both loans are collateralized by Aloft Leawood

At December 31, 2016, we had long-term debt of $57,389 associated with assets held for use with a weighted average term to maturity of 2.9 years and a weighted average interest rate of 4.89%.  Of this total, at December 31, 2016,  $26,079 is fixed rate debt with a weighted average term to maturity of 2.8 years and a weighted average interest rate of 4.78% and $31,310 is variable rate debt with a weighted average term to maturity of 2.9 years and a weighted average interest rate of 4.98%.  At December 31, 2015, we had long-term debt of $45,455 associated with assets held for use with a weighted average term to maturity of 3.3 years and a weighted average interest rate of 4.98%.  Of this total, at December 31, 2015,  $12,439 is fixed rate debt with a weighted average term to maturity of 1.6 years and a weighted average interest rate of 5.63% and $33,016 is variable rate debt with a weighted average term to maturity of 3.9 years and a weighted average interest rate of 4.74%.

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

	Held for sale	Held for use	Total
2017	$1,574	$11,333	$12,907
2018	2,603	12,065	14,668
2019	52	1,120	1,172
2020	1,771	19,199	20,970
2021	-	13,672	13,672
Total	$6,000	$57,389	$63,389

As discussed further in the Subsequent Events footnote (see Note 17), on January 27, 2017, the WAB loan with a balance of $4,806 at December 31, 2016 due February 1, 2017 was extended to February 1, 2018.  On March 1, 2017 a significant portion of the Company’s debt (including all debt outstanding at December 31, 2016 with the exception of the two variable rate WAB loans and the two fixed rate Great Western Bank loans) was refinanced with a $90,000 secured credit facility that matures on March 1, 2019.

Financial Covenants

The Company’s debt agreements contain requirements as to the maintenance of minimum levels of debt service and fixed charge coverage and required loan-to-value and leverage ratios, and place certain restrictions on dividends.  As of December 31, 2016, we were in compliance with our financial covenants.

If we fail to pay our indebtedness when due, fail to comply with covenants or otherwise default on our loans, unless waived, we could incur higher interest rates during the period of such loan defaults, be required to immediately pay our indebtedness, and ultimately lose our hotels through lender foreclosure if we are unable to obtain alternative sources of financing with acceptable terms. Our Great Western Bank and certain of our WAB facilities contain cross-default provisions which would allow Great Western Bank and WAB to declare a default and accelerate our indebtedness to them if we default on our other loans and such default would permit that lender to accelerate our indebtedness under any such loan. As of December 31, 2016, we are not in default of any of our loans.

2014 Convertible Loan

On January 9, 2014, we entered into an unsecured convertible loan agreement with Real Estate Strategies, L.P. (“RES”), for a revolving line of credit of up to $2,000 with an annual interest rate equal to LIBOR plus 7%. During the first quarter of 2014, the Company borrowed the full amount of $2,000 available under the loan agreement.

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

NOTE 7: CONVERTIBLE DEBT AT FAIR VALUE

As part of an agreement entered into on March 16, 2016 (the “Exchange Agreement”) with RES (see Note 10), the Company issued to RES a Convertible Promissory Note (the “Note”), bearing interest at 6.25% per annum, in the

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

principal amount of $1,012.  If the Series D Preferred Stock is outstanding, RES at its option may at any time elect to convert the Note, in whole or part, by notice delivered to the Company, into a number of shares of Series D Preferred Stock determined by dividing the principal amount of the Note to be converted by $10.00.  Any time the Series D Preferred Stock is required by its terms to be converted into common stock of the Company (see Note 10), the Note will be automatically converted into the number of shares of common stock that RES would have received had RES converted this Note into Series D Preferred Stock immediately prior to the conversion of the Series D Preferred Stock.  Any such conversion shall be reduced such that RES, together with its affiliates, does not beneficially own more than 49% of the voting stock of the Company and shall reduce the principal amount of the Note proportionally.

The Company has made an irrevocable election to record this Note in its entirety at fair value utilizing the fair value option available under U.S. GAAP in order to more accurately reflect the economic value of this Note. As such, gains and losses on the Note are included in net gain (loss) on derivatives and convertible debt within net earnings each reporting period. Losses related to this Note were recognized totaling $303 during the year ended December 31, 2016.  The fair value of the Note is determined using a Monte Carlo simulation model.  The Monte Carlo simulation method is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimize standard error. The fair value of the Note on the date of issuance was determined to be equal to its principal amount. Interest expense related to this Note is recorded separately from other changes in its fair value within interest expense each period.

The following table represents the difference between the fair value and the unpaid principal balance of the Note as of December 31, 2016:

	Fair value as of December 31, 2016	Unpaid principal balance as of December 31, 2016	Fair value carrying amount over/(under) unpaid principal
6.25% Convertible Debt	$1,315	$1,012	$303

NOTE 8: FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Our determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability. At December 31, 2016, the Company’s convertible debt (see Note 7) and certain derivative instruments were the only financial instruments measured in the financial statements at fair value on a recurring basis.  Nonrecurring fair value measurements were utilized in the determination of the fair value of acquired hotel properties and related assumed debt in 2016 and 2015 (see Note 3), the acquisition accounting performed by the Atlanta JV in 2016 (see Note 5), the accounting for the equity transactions that occurred in March 2016 (see Note 10), and in the valuation of impaired hotels during the years ended December 31, 2016, 2015, and 2014.

Derivative Instruments

Currently, the Company uses derivatives, such as interest rate swaps and caps, to manage its interest rate risk.  The fair value of interest rate positions is determined using the standard market methodology of netting the discounted expected future cash receipts and payments. Variable interest rates used in the calculation of projected receipts and payments on the positions are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.  The Company believes it minimizes this credit risk by transacting with major creditworthy financial institutions.  These interest rate positions at December 31, 2016 and 2015 are as follows:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

Associated debt	Type	Terms	Effective Date	Maturity Date	Notional amount at December 31, 2016	Notional amount at December 31, 2015
Huntington	Swap	Swaps 30-day LIBOR + 2.25% for fixed rate of	11/2015	11/2020	$7,361 (1)	$9,981 (1)
4.13%; cancellable at Company's option anytime
after 11/01/2018 without penalty

Latitude	Cap	Caps 30-day LIBOR at 1.0%	03/2016	06/2017	$11,124 (1)	$-

Latitude	Cap	Caps 30-day LIBOR at 2.5%	10/2015	05/2016	$-	$11,220 (1)

(1)	Notional amounts amortize consistently with the principal amortization of the associated loans

Additionally, prior to the execution of the Exchange Agreement (see Note 10) on March 16, 2016 which extinguished the instrument, the Company was required to bifurcate and include on the balance sheet at fair value the embedded conversion option in the 6.25% Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) due to the presence of an antidilution provision that required an adjustment in the common stock conversion ratio should subsequent issuances of the Company’s common stock be issued below the instrument’s original conversion price of $8.00 per share.    As a result of a subscription rights offering by the Company which concluded on June 6, 2014 (see Note 9), the conversion price of the Series C Preferred Stock, pursuant to its terms, was adjusted to $1.60, the exercise price of the subscription rights for a share of common stock, where the conversion price remained until the instrument’s extinguishment.

Similarly, prior to the execution of the Exchange Agreement, the terms of the common stock warrants issued to the holders of the Series C Preferred Stock (see Note 10) also included an antidilution provision that required a reduction in the warrant’s exercise price of $9.60 should the conversion ratio of the Series C Preferred Stock be adjusted due to antidilution provisions. Accordingly, the warrants did not qualify for equity classification, and, as a result, the fair value of the derivative was shown as a derivative liability on the balance sheet. As a result of a subscription rights offering by the Company which concluded on June 6, 2014 (see Note 9), the exercise price of the warrants for a share of common stock was adjusted to $1.92, equal to 120% of the adjusted conversion price of the Series C Preferred Stock. With the execution of the Exchange Agreement, this provision of these warrants was effectively eliminated and the conversion price was locked permanently at $1.92.  Following this modification of terms, the warrants qualify for equity classification and were reclassified to additional paid-in capital at their fair value of $611 on the date of the modification.

The fair value of the derivative liabilities recognized in connection with the Series C Preferred Stock was determined using the Monte Carlo simulation method.

All derivatives recognized by the Company are reported as derivative liabilities on the balance sheet and are adjusted to their fair value at each reporting date.  All gains and losses on derivative instruments are included in net gain (loss) on derivatives and convertible debt and with the exception of realized gains and losses related to the interest rate instruments, which are included in interest expense on the statements of operations. Net gains (losses) of $6,680,  $11,578, and ($14,430) were recognized related to derivative instruments for the years ended December, 2016, 2015, and 2014, respectively.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

Recurring Fair Value Measurements

The following tables provide the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis:

There were no transfers between levels during the years ended December 31, 2016, 2015, or 2014.

	Fair value at
	December 31, 2016	Level 1	Level 2	Level 3
Interest rate derivative	$8	$-	$8	$-
Convertible debt	1,315	-	-	1,315
	$1,323	$-	$8	$1,315

	Fair value at
	December 31, 2015	Level 1	Level 2	Level 3
Series C preferred embedded derivative	$6,271	$-	$-	$6,271
Warrant derivative	2,411	-	-	2,411
Interest rate derivatives	77	-	77	-
	$8,759	$-	$77	$8,682

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related gains and losses recorded in the statement of operations during the periods:

	Year ended December 31,
	2016				2015
	Series C Preferred embedded derivative	RES warrant derivative	Convertible debt	Total	Series C Preferred embedded derivative	RES warrant derivative	Total
Fair value, beginning of period	$6,271	$2,411	$-	$8,682	$13,804	$6,533	$20,337
Net (gains) losses recognized in earnings	(4,848)	(1,800)	303	(6,345)	(7,533)	(4,122)	(11,655)
Purchase and issuances	-	-	1,012	1,012	-	-	-
Sales and settlements	(1,423)	-	-	(1,423)	-	-	-
Gross transfers into Level 3	-	-	-	-	-	-	-
Gross transfers out of Level 3 (1)	-	(611)	-	(611)	-	-	-
Fair value, end of period	$-	$-	$1,315	$1,315	$6,271	$2,411	$8,682

Total unrealized (gains) losses during the period included in earnings related to instruments held at end of period	$-	$-	$303	$303	$(7,533)	$(4,122)	$(11,655)

(1)	RES warrants were permanently reclassified to additional paid-in capital as discussed above

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of debt obligations with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy. The carrying value, net of deferred financing costs, and estimated fair value of the Company’s debt, excluding convertible debt, which is presented in the balance sheet at fair value, is presented in the table below:

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

	Carrying value at December 31,		Estimated fair value at December 31,
	2016	2015	2016	2015

Held for use	$56,775	$44,667	$57,456	$45,771
Held for sale	5,945	41,344	6,433	43,508
Total	$62,720	$86,011	$63,889	$89,279

Impaired Hotel Properties

In the performance of impairment analysis for both held for sale and held for use properties, fair value is determined with the assistance of independent real estate brokers and through the use of revenue multiples based on the Company’s experience with hotel sales as well as available industry information.  For held for sale properties, estimated selling costs are based on our experience with similar asset sales.  These are considered Level 3 inputs.  All impairment in the table below related to held for use properties relates to impairments taken when those properties were previously held for sale or upon their reclassification to held for use. The amount of impairment and recovery of previously recorded impairment recognized in the years ended December 31, 2016, 2015, and 2014 is shown in the table below:

	Year ended December 31,
	2016		2015		2014
	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery	Number of hotels	Impairment (loss) recovery
Continuing Operations:
Held for sale hotels:
Impairment loss	4	$(1,273)	-	$-	-	$-
Sold hotels:
Impairment loss	1	(204)	6	(3,914)	2	(1,388)
Recovery of impairment	-	-	1	85	1	119
Net impairment loss reported in continuing operations	5	$(1,477)	7	$(3,829)	3	$(1,269)

Discontinued Operations:
Sold hotels:
Impairment loss	-	$-	1	$(117)	8	$(2,450)
Recovery of impairment	-	-	3	238	5	798
Net impairment loss reported in discontinued operations	-	$-	4	$121	13	$(1,652)

Total net impairment:	5	$(1,477)	11	$(3,708)	16	$(2,921)

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 9.  COMMON STOCK

The Company’s common stock is duly authorized, full paid, and non-assessable.

On March 11, 2015, an executive officer exercised a warrant to purchase 227,894 shares at the price of $1.52 per share (see Note 12).

The Company concluded a subscription rights offering on June 6, 2014.  Each subscription right entitled its holder to purchase one share of common stock of the Company for $1.60 per share. Subscription rights to purchase 1,787,204 shares of common stock were exercised for $2,860, of which $2,000 was paid by the conversion of a loan owed by the Company to RES (see Note 6).  The Company incurred issuance costs of $218.

NOTE 10.  PREFERRED STOCK

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

Simultaneously, the Company entered into the Exchange Agreement with RES pursuant to which all 3,000,000 outstanding shares of Series C Preferred Stock were exchanged for 3,000,000 shares of Series D Preferred Stock. Under the Exchange Agreement, in lieu of payment of accrued and unpaid dividends in the amount of $4,947 on the Series C Preferred Stock, Condor (a) paid to RES an amount of cash equal to $1,484, (b) issued to RES 245,156 shares of Series D Preferred Stock (such that RES, IRSA Inversiones y Representaciones Sociedad Anónima (“IRSA”), and their affiliates do not beneficially own in excess of 49% of the voting stock of Condor) and (c) issued to RES a convertible promissory note, bearing interest at 6.25% per annum, in the principal amount of $1,012 (see Note 7).

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

Dividends on the Series A Preferred Stock were cumulative and payable monthly in arrears on the last day of each month, at the annual rate of 8% of the $10.00 liquidation preference per share, equivalent to a fixed annual amount of $.80 per share. The Company was able to redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time for cash at a redemption price of $10.00 per share, plus all accrued and unpaid dividends. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series A Preferred Stock to preserve capital and improve liquidity. Unpaid dividends accumulated and bore additional dividends at 8%, compounded monthly. Accumulated but unpaid dividends were $1,452, or $1.807 per share, as of December 31, 2015. These dividends were not reflected as an obligation on the balance sheet.

Holders of the Series A Preferred Stock generally had no voting rights. However, if dividends on the Series A Preferred Stock were in arrears for six consecutive months or nine months (whether or not consecutive) in any twelve-month period, holders of the Series A Preferred Stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, were entitled to elect two directors. At the Company’s annual meeting on June 10, 2015, holders of the Series A Preferred Stock and Series B Preferred Stock, voting as one class, elected two directors.  With the issuance of the redemption notices on March 16, 2016 and the redemption funds deposited in escrow, all rights of the holders of the Series A Preferred Stock were terminated with the exception of the right to receive the redemption price, including the right to board representation.

The difference between the recorded value of the Series A Preferred Stock prior to the issuance of the redemption notice and the redemption value of the Series A Preferred Stock plus related expenses, a total of $2,326, was recorded as a reduction of accumulated deficit during the year ended December 31, 2016 as the amount is considered a deemed dividend on the Series A Preferred Stock. Of this amount, $874 was recorded as a reduction of net earnings attributable to common shareholders as the portion of this deemed dividends that was in excess of preferred dividends deducted to arrive at net earnings attributable to common shareholders in previous periods.

Series B Preferred Stock

At December 31, 2015, there were 332,500 shares of Series B Preferred Stock outstanding, originally sold on June 3, 2008, which remained outstanding until the completion of the redemption on April 15, 2016.

Dividends on the Series B Preferred Stock were cumulative and are payable quarterly in arrears on each  March 31, June 30, September 30, and December 31, or, if not a business day, the next succeeding business day, at the annual rate of 10.0% of the $25.00 liquidation preference per share, equivalent to a fixed annual amount of $2.50 per share.  The Company was able to redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. Also, upon a change of control, each outstanding share of the Company’s Series B Preferred Stock would be redeemed for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends.    Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series B Preferred Stock to preserve capital and improve liquidity. Unpaid dividends on the Series B Preferred Stock did not bear interest. Unpaid dividends were $1,870 or $5.625 per share, as of December 31, 2015. These dividends were not reflected as an obligation on the balance sheet.

Holders of the Series B Preferred stock generally had no voting rights. However, if the dividends on the Series B Preferred Stock were in arrears for six or more quarterly periods (whether or not consecutive), holders of the Series B Preferred Stock, voting together as a single class with all series of preferred stock for which like voting rights are exercisable, would be entitled to elect two directors.  At the Company’s annual meeting on June 10, 2015, holders of

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

Series A Preferred Stock and Series B Preferred Stock, voting as one class, elected two directors.    With the issuance of the redemption notices on March 16, 2016 and the redemption funds deposited in escrow, all rights of the holders of the Series B Preferred Stock were terminated with the exception of the right to receive the redemption price, including the right to board representation.

The difference between the recorded value of the Series B Preferred Stock prior to the issuance of the redemption notice and the redemption value of the Series B Preferred Stock, a total $2,781, was recorded as a reduction of accumulated deficit during the year ended December 31, 2016 as the amount is considered a deemed dividend on the Series B Preferred Stock.  Of this amount, $911 was recorded as a reduction of net earnings attributable to common shareholders as the portion of this deemed dividend that was in excess of preferred dividends deducted to arrive at net earnings attributable to common shareholders in previous periods.

Series C Preferred Stock and RES Warrants

The Company entered into a Purchase Agreement dated November 16, 2011 for the issuance and sale of Series C Preferred Stock and warrants under a private transaction with RES. In two closings on February 1, 2012 and February 15, 2012, the Company completed the sale to RES of 3,000,000 shares of Series C Preferred Stock and 3,750,000 warrants to purchase shares of common stock.    All of the Series C Preferred Stock remained outstanding prior to the execution of the Exchange Agreement on March 16, 2016.  The 3,750,000 warrants remained outstanding at December 31, 2016 with a current exercise price of $1.92 per share (see Note 8) and an expiration date of January 31, 2017.  As discussed further in Subsequent Events (see Note 17), these warrants were exchanged for newly issued warrants in January 2017.

Each of the 3,000,000 shares of Series C Preferred Stock was convertible, in whole or in part, at RES’s option, at any time, but subject to RES’s beneficial ownership limitation, into the number of shares of common stock equal to the $10.00 per share liquidation preference, divided by the conversion price then in effect,  which is equal to the rate of 6.25 shares of common stock for each share of Series C Preferred Stock.  As a result of the subscription rights offering concluded on June 6, 2014 (see Note 9), the conversion price was adjusted downward from $8.00 to $1.60, equal to the public offering price of our common stock in the subscription rights offering, where the conversion price remained until the instrument’s extinguishment.  A holder of Series C Preferred Stock would not have conversion rights to the extent the conversion would cause the holder and its affiliates to beneficially own more than 34% of voting stock (the “Beneficial Ownership Limitation”). “Voting stock” means capital stock having the power to vote generally for the election of directors of the Company.  A holder of warrants would similarly not have exercise rights to the extent the exercise of a warrant would cause the holder and its affiliates to own capital stock in an amount exceeding the Beneficial Ownership Limitation.

Each share of Series C Preferred Stock was entitled to a dividend of $0.625 per year payable in equal quarterly dividends. Commencing with dividends due on December 31, 2013, the Company suspended payment of dividends on its Series C Preferred Stock to preserve capital and improve liquidity. Unpaid dividends accumulated and bore additional dividends at 6.25%, compounded quarterly. Accumulated but unpaid dividends were $4,492, or $1.497 per share, as of December 31, 2015. These dividends are not reflected as an obligation on the balance sheet.

The Series C Preferred Stock voted with the common stock as one class, subject to certain voting limitations. For any vote, the voting power of the Series C Preferred Stock was equal to the lesser of: (a) 0.78625 vote per share or (b) an amount of votes per share such that the vote of all shares of Series C Preferred Stock in the aggregate equal 34% of the combined voting power of all the Company voting stock, minus an amount equal to the number of votes represented by the other shares of voting stock beneficially owned by RES and its affiliates.

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

Series D Preferred Stock

Following the execution of the Stock Purchase Agreement and Exchange Agreement on March 16, 2016, there were 6,245,156 shares of Series D Preferred Stock outstanding.

The Series D Preferred stockholders rank senior to the Company’s common stock and any other preferred stock issuances and receive preferential cumulative cash dividends at a rate of 6.25% per annum, payable quarterly in arrears on each March 31, June 30, September 30, and December 31, or, if not a business day, the next succeeding business day, of the $10.00 face value per share.  Dividends on the Series D Preferred Stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement. Whenever the dividends on the Series D Preferred Stock are in arrears for four consecutive quarters, then upon notice by holders of in the aggregate not less than 40% of the outstanding Series D Preferred Stock, the Company will (a) take all appropriate action reasonably within its means to maximize the assets legally available for paying such dividends and to monetize such assets (for example, but without limiting the generality of the foregoing, by selling or liquidating all of some of the Company’s assets or by selling the Company as a going concern), (b) pay out of all such assets legally available (including any proceeds from any sale or liquidation of such assets) the maximum possible amount of such unpaid dividends, and (c) thereafter, at any time and from time to time when additional assets of the Company (including any proceeds from any sale or liquidation of such assets) become legally available to pay such unpaid dividends, pay such remaining unpaid dividends until all dividends accumulated on the Series D Preferred Stock have been fully paid.  Dividends on the Series D Preferred Stock were paid on June 30, 2016, September 30, 2016, and January 3, 2017 which included all amounts due through those dates.

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

The Series D Preferred Stock is redeemable by the Company at any time subject to certain restrictions, in whole or in a partial redemption of up to $30,000, at $12.00 per share on or before March 16, 2019, $13.00 per share from March 16, 2019 to March 16, 2020, and $14.00 per share on or after March 16, 2020, plus all accrued and unpaid dividends.  If a Qualified Offering has not occurred on or before September 30, 2021, holders that hold in the aggregate not less than 40% of the outstanding shares of the Series D Preferred Stock have the right to elect to have the Company fully liquidate in a commercially reasonable manner as determined by the Board of Directors of the Company to provide for liquidation distributions to the holders of the Series D Preferred Stock in an amount per share equal to $14.00 in cash plus accrued and unpaid dividends.  Once this right has been exercised and the Company has been notified, the dividend rate on the Series D Preferred Stock after September 30, 2021 will increase from 6.25% per annum to 12.5% per annum. The holders of Series D Preferred Stock vote their Series D Preferred Stock as a single class with the holders of the common stock on all matters submitted to such holders for vote or consent. For each such vote or consent, each share of Series D Preferred Stock entitles the holder to cast one vote for each whole vote (rounded to the nearest whole number) that such holder would be entitled to cast had such holder

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

converted its Series D Preferred Stock into shares of common stock as of the date immediately prior to the record date for determining the shareholders of the Company eligible to vote on any such matter.

The fair value of the Series D Preferred Stock was determined to be equal to its face value on the date of issuance.

As discussed further as a subsequent event (see Note 17), on February 28, 2017, the holders of the Series D Preferred Stock voluntarily converted to common stock.  At the time of conversion, the Series D holders were granted $9,250 of newly created Series E Preferred Stock.

Impact of Preferred Stock on Net Earnings (Loss) Attributable to Common Shareholders

The components of dividends declared and undeclared and in kind dividends deemed on preferred stock are as follows:

	Year ended December 31,
	2016	2015	2014
Preferred A dividends accrued at stated rate	$222	$727	$671
Preferred A additional deemed dividends upon redemption	652	-	-
Preferred B dividends accrued at stated rate	243	831	831
Preferred B additional deemed dividends upon redemption	668	-	-
Preferred C dividends accrued at stated rate	455	2,074	1,950
Preferred C additional deemed dividends at exchange	15,418	-	-
Preferred D dividends accrued at stated rate	3,090	-	-
Dividends declared and undeclared and in kind dividends deemed on preferred stock	$20,748	$3,632	$3,452

NOTE 11.  NONCONTROLLING INTEREST OF COMMON UNITS IN CHLP

At December 31, 2016 and 2015,  7,872,943 and 7,659,039 of CHLP’s common units were outstanding, respectively. These amounts include 2,609,791 and 2,395,887 common units held by limited partners at December 31, 2016 and 2015, respectively, and 5,263,152 LTIP units outstanding at December 31, 2016 and 2015 which were not yet earned at those dates (see Note 12). The combined redemption value for the common units and LTIP units was $2,008 and $1,197 at December 31, 2016 and 2015, respectively.

Our ownership interest in CHLP as of December 31, 2016, 2015, and 2014 was 97.8%,  90.1%, and 99.9%, respectively, which includes consideration of the common units of the limited partners as well as the LTIP units.    The Company’s increased ownership interest in CHLP during 2016 was primarily the result of the contribution to CHLP of the proceeds from the Series D Preferred Stock issuance during the first quarter of 2016 which was partially offset by the proceeds used to redeem the Series A and B Preferred Stock, which were withdrawn from CHLP, in the second quarter of 2016 (see Note 10).  The Company’s decreased ownership in CHLP during 2015 was a result of two events.  On March 2, 2015, the Company granted an equity award of 5,263,152 LTIP units to an executive officer representing profit interests in the Company’s operating partnership (see Note 12).  On October 1 and 2, 2015, as partial consideration for the purchase of hotels (see Note 3), 2,298,879 common units in CHLP were issued.

Each limited partner of CHLP may, subject to certain limitations, require that CHLP redeem all or a portion of his or her common units at any time after a specified period following the date the units were acquired, by delivering a redemption notice to CHLP. When a limited partner tenders common units for redemption, the Company can, at its sole discretion, choose to purchase the units for either (1) a number of shares of Company common stock at a rate of one share of common stock for each eight common units redeemed or (2) cash in an amount equal to the market

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

value of the number of shares of Company common stock the limited partner would have received if the Company chose to purchase the units for common stock. No common units were redeemed in 2016, 2015, or 2014.

NOTE 12.  STOCK-BASED COMPENSATION

The Company previously had a 2006 Stock Plan which had been approved by the Company’s shareholders. The 2006 Stock Plan authorized the grant of stock options, stock appreciation rights, restricted stock, and stock bonuses for up to 62,500 shares of common stock. The 2006 Stock Plan expired on December 31, 2015.

As a replacement for the 2006 Stock Plan, the Board of Directors adopted the Condor 2016 Stock Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on June 15, 2016.  The 2016 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units, and other forms of stock-based compensation.  The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 3,000,000, provided, however, that awards under this plan may not exceed 250,000 shares of common stock prior to the conversion into common stock of all shares of Series D Preferred Stock (see Note 10).

Options and Unvested Share Awards

At December 31, 2016, the Company had a total of 5,625 vested stock options outstanding with a weighted average exercise price of $7.53 per share and no unvested stock options or unvested share awards outstanding.

Warrants

On March 2, 2015, the Company granted a warrant to an executive officer of the Company outside of the 2006 Stock Plan as an inducement material to the executive’s acceptance of employment. The warrant entitles the executive to purchase a total of 657,894 authorized but previously unissued shares of the Company’s common stock with a grant date price at (i) $1.52 per share (the adjusted closing bid price of the common stock on Nasdaq on March 2, 2015) if at least one-third but not more than one-half of the shares were purchased on or prior to March 17, 2015, and (ii) $1.92 per share for shares purchased after. The warrant has a three-year term. The executive officer exercised the warrant in part to purchase 227,894 shares on March 11, 2015 at the price of $1.52 per share. The warrant remains exercisable for 430,000 shares at an exercise price of $1.92 per share. As of December 31, 2016, the total unrecognized compensation cost related to the warrants was approximately $115, which is expected to be recognized over the next 14 months.

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

LTIP Awards

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

On March 2, 2015, the Company granted an equity award of 5,263,152 LTIP units, representing profit interests in CHLP, to an executive officer of the company. The LTIP units are earned in one-third increments upon the Company’s common stock achieving price per share milestones of $3.50,  $4.50, and $5.50 respectively.  Earned LTIP units vest in March 2018, or earlier upon a change in control of the Company, and can be redeemed at the rate of one share of common stock for each eight earned LTIP units for up to 657,894 common shares. As of December 31, 2016, the total unrecognized compensation cost related to the LTIP units was $199, which is expected to be recognized over the next 14 months.

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

Investment Committee Share Compensation

Independent directors serving as members of the Investment Committee of the Board of Directors receive their monthly Investment Committee fees in the form of shares of the Company’s common stock issued under the available stock plan, priced as the average of the closing price of the stock for the first 20 trading days of the calendar year. The shares issued to the independent directors of the Investment Committee for the year ended December 31, 2016 under the 2016 Stock Plan totaled 15,349.  The shares issued for the years ended December 31, 2015 and 2014 under the 2006 Stock Plan totaled 21,422 and 9,711, respectively.

Stock-Based Compensation Expense

The expense recognized in the financial statements for stock-based compensation, including the LTIP, related to employees and directors for the years ended December 31, 2016, 2015, and 2014 was $305,  $285, and $34, respectively, all of which is included in general and administrative expense.

NOTE 13.  INCOME TAXES

The Company has recognized no current or deferred income tax expense or benefit from continuing operations or related to discontinued operations for the years ended December 31, 2016, 2015, and 2014 with the exception of Alternative Minimum Tax (“AMT”) recognized at both the REIT and the TRS during the year ended December 31, 2016.  Income tax expense related to AMT totaled $35 for the REIT and $90 for the TRS and was the result of the application of limits on the use of net operating loss carryovers to offset AMT income.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

Actual income tax expense of the TRS for the years ended December 31, 2016, 2015, and 2014 differs from the “expected” income tax expense (benefit) (computed by applying the appropriate U.S. federal income tax rate of 34% to earnings before income taxes) as a result of the following:

	Year ended December 31,
	2016	2015	2014
Computed "expected" income tax (benefit) expense	$993	$684	$(118)
State income taxes, net of federal income tax (benefit) expense	139	82	(14)
(Decrease) increase in valuation allowance	(1,082)	(722)	132
Other	(50)	(44)	-
Alternative minimum tax	90	-	-
Total income tax expense	$90	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
Deferred Tax Assets
Expenses accrued for consolidated financial statement purposes, nondeductible for tax return purposes	$99	$113
Net operating losses carried forward for federal income tax purposes	1,477	6,902
Book depreciation in excess of tax depreciation	38	-
Subtotal deferred tax assets	1,614	7,015
Valuation allowance	(1,551)	(6,923)
Total deferred tax assets	63	92

Deferred Liabilities
Tax depreciation in excess of book depreciation	-	92
JV basis difference	63	-
Total deferred tax liabilities	63	92
Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers projected reversals of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management uses historical experience and short and long-range business forecasts to develop such estimates. Further, we employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. A cumulative loss in recent years is a significant piece of evidence with respect to realizability that outweighs the other evidence, and the TRS incurred net losses in 2014 and had taxable income in 2016 and 2015 primarily due to taxable income generated from property sales during the year.  As a result of this analysis, the Company believes that a full valuation allowance against the net deferred tax asset position is necessary at December 31, 2016 and 2015. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred taxes represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

After consideration of limitations related to a change in control as defined under Internal Revenue Code Section 382 following the Company’s 2012 transactions with RES (see Note 10),  the TRS’s net operating loss carryforward at

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

December 31, 2016 as determined for federal income tax purposes was $3,810.  The availability of the loss carryforwards will expire in 2022 through 2035.

As of December 31, 2016, the tax years that remain subject to examination by major tax jurisdictions generally include 2013 through 2016.

Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary income.  Distributions in excess of current and accumulated earnings and profits generally will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain.  Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares.

For income tax purposes, distributions paid per share in 2016 were characterized as follows:

	For the year ended December 31, 2016
	Amount	%
Common Shares:
Ordinary income	$0.070000	100%
Capital gain	-	-
Return of capital	-	-
Total	$0.070000	100%

Series C Preferred Stock:
Ordinary income	$1.649124	100%
Capital gain	-	-
Return of capital	-	-
Total	$1.649124	100%

Series D Preferred Stock:
Ordinary income	$0.494792	100%
Capital gain	-	-
Return of capital	-	-
Total	$0.494792	100%

The common and preferred share distributions declared on December 6, 2016 and paid on January 5, 2017 and January 3, 2017, respectively, were treated as 2016 distributions for tax purposes.

A portion of the redemption price of the Series A and B Preferred Stock that was redeemed for cash on April 15, 2016 included amounts equal to the accrued and unpaid dividends on such stock.  However, the entire redemption price, inclusive of amounts equal to accrued and unpaid dividends, was treated as payment in exchange for the redeemed stock and none of the redemption price is treated as a distribution of dividends under the Code for federal income tax purposes.

No dividends on common stock or preferred stock were paid in or declared related to 2015 or 2014.

NOTE 14. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any dilutive potential common shares

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

outstanding during the period. These effects include adjustments to the numerator for any change in fair value included in net earnings (loss) attributed to the certain derivative liabilities (related to the Series C Preferred Stock and warrants) during the period the convertible securities are dilutive. The computation of basic and diluted EPS is presented below:

	Year ended December 31,
	2016	2015	2014
Numerator: Basic (1)
Net earnings (loss) attributable to common shareholders
Continuing operations - Basic	$1,390	$6,055	$(22,581)
Discontinued operations - Basic	657	3,438	2,893
Total Basic	$2,047	$9,493	$(19,688)

Numerator: Diluted (1)
Net earnings (loss) attributable to common shareholders from continuing operations	$1,390	$6,055	$(22,581)
Dividends on Series C Preferred Stock	-	2,074	-
Dividends on Series D Preferred Stock	3,090	-	-
Unrealized gain on warrant derivative	-	(4,122)	-
Unrealized gain on Series C Preferred Embedded Derivative	-	(7,533)	-
Continuing operations - Diluted	4,480	(3,526)	(22,581)
Discontinued operations - Diluted	657	3,438	2,893
Total Diluted	$5,137	$(88)	$(19,688)

Denominator
Weighted average number of common shares - Basic	4,947,234	4,885,625	3,897,092
Unvested stock	-	4,025	-
Series C Preferred Stock	-	18,750,000	-
Series D Preferred Stock	31,033,818	-	-
Warrants - Employees	-	691	-
Warrants - RES	-	(399,778)	-
Weighted average number of common shares - Diluted	35,981,052	23,240,563	3,897,092

Earnings Per Share
Continuing operations - Basic	$0.28	$1.24	$(5.79)
Discontinued operations - Basic	0.13	0.70	0.74
Total - Basic Earnings Per Share	$0.41	$1.94	$(5.05)

Continuing operations - Diluted	$0.12	$(0.15)	$(5.79)
Discontinued operations - Diluted	0.02	0.15	0.74
Total - Diluted Earnings Per Share	$0.14	$-	$(5.05)

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

	Year ended December 31,
	2016	2015	2014
Outstanding stock options	5,625	5,625	8,750
Unvested stock awards outstanding	-	-	1,541
Warrants - RES	3,750,000	-	3,750,000
Warrants - Employees	430,000	359,121	-
Series C preferred Stock	3,893,443	-	18,750,000
LTIP common units (1)	657,894	549,747	-
Convertible debt	502,690	-	551,370
CHLP common units (1)	300,728	84,556	12,126
Total potentially dilutive securities excluded from the denominator	9,540,380	999,049	23,073,787

(1)

LTIP and common units of CHLP have been omitted from the denominator for the purpose of computing diluted EPS since the effect of including these amounts in the numerator and denominator would have no impact on calculated EPS

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Management Agreements

Our TRS engages eligible independent contractors as property managers for each of our hotels in accordance with the requirements for qualification as a REIT.  The hotel management agreements provide that the management companies have control of all operational aspects of the hotels, including employee-related matters. The management companies must generally maintain each hotel under their management in good repair and condition and perform routine maintenance, repairs, and minor alterations. Additionally, the management companies must operate the hotels in accordance with the national franchise agreements that cover the hotels, which includes, as applicable, using franchisor sales and reservation systems and abiding by franchisors’ marketing standards.  The management agreements generally require the TRS to fund debt service, working capital needs, and capital expenditures and to fund the management companies’ third-party operating expenses, except those expenses not related to the operation of hotels.  The TRS also is responsible for obtaining and maintaining certain insurance policies with respect to the hotels.

Each of the management companies employed by the TRS at December 31, 2016 receive a base monthly management fee of 3.0% to 3.5% of gross hotel revenue, with incentives for performance which increase such fee to a maximum of 5.0%.  For the years ended December 31, 2016, 2015, and 2014, base management fees incurred totaled $1,619,  $2,466, and $3,101, respectively, of which $1,619,  $2,348, and $2,521, respectively, was included in continuing operations as hotel and property operations expense.  For the years ended December 31, 2016 and 2015, incentive management fees, included in continuing operations in their entirety, totaled $190 and $158, respectively.

The management agreements generally have initial terms of one to three years and renew for additional terms of one year unless either party to the agreement gives the other party written notice of termination at least 90 days before the end of a term.  The Company may terminate a management agreement, subject to cure rights, if certain performance metrics tied to both individual hotel and total managed portfolio performance are not met. The Company may also terminate a management agreement with respect to a hotel at any time without reason upon payment of a termination fee. The management agreements terminate with respect to a hotel upon sale of the hotel, subject to certain notice requirements.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

Franchise Agreements

As of December 31, 2016,  17 of our 18 wholly owned properties operate under franchise licenses from national hotel companies.  Under our franchise agreements, we are required to pay franchise fees generally between  3.3% and 5.5% of room revenue, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and  6.0% of room revenue.  The franchise agreements typically have 10 to 25 year terms although certain agreements may be terminated by either party on certain anniversary dates specified in the agreements.  Further, each agreement provides for early termination fees in the event the agreement is terminated before the stated term.  Franchise fee expense totaled $3,123,  $3,883, and $4,691, for the years ended December 31, 2016, 2015, and 2014, respectively, of which $3,123,  $3,853, and $4,051, respectively, was included in continuing operations as hotel and property operations expense. The initial fees incurred to enter into the franchise agreements are capitalized and amortized over the life of the franchise agreements.

Leases

The Company assumed a land lease agreement at the time of purchase related to one hotel owned at December 31, 2016.  The lease requires monthly payments of the greater of $2 or 5% of room revenue and is associated with a property held for sale at December 31, 2016.   Land lease expense totaled $105,  $105, and $102 for the years ended December 31, 2016, 2015, and 2014, respectively, all of which is included in continuing operations as hotel and property operations expense.

The Company entered into three new office lease agreements in 2016, replacing all existing office lease agreements which expired in 2016.  These leases expire in 2019 through 2021 and have combined rent expense of approximately $132 annually.  Office lease expense totaled $199,  $163, and $162 in the years ended December 31, 2016, 2015, and 2014, respectively, and is included in general and administrative expense.

As of December 31, 2016, the future minimum lease payments applicable to non-cancellable operating leases, excluding leases associated with properties held for sale at December 31, 2016, are as follows:

Lease rents
2017	$156
2018	159
2019	138
2020	61
2021	47
$561

As of December 31, 2016, the Company had agreements with two restaurants and a cell tower operator for leased space at our hotel locations. Lease income totaled $86,  $198, and $309 for the years ended December 31, 2016, 2015, and 2014, respectively, of which $86,  $177, and $292, respectively, was included in continuing operations in room rentals and other hotel services revenue.

Obligation to RES

The Company had an obligation to RES to use $25,000 of the proceeds from its capital infusion in 2012 to pursue hotel acquisitions (see Note 10). There were no contractual restrictions or penalties related to the use of these funds for purposes other than acquisitions, but the Company was obligated to replace these funds promptly as it had the ability to do so. Following the completion of the hotel acquisitions in 2015 and 2016 (see Note 3) and the acquisition made through the Atlanta JV in August 2016 (see Note 5), the Company has satisfied this obligation.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

Benefit Plans

The Company has a qualified contributory retirement plan under Section 401(k) of the Code (the “401(k) Plan”) which covers all employees who meet certain eligibility requirements.  Voluntary contributions may be made to the 401(k) Plan by employees.  The 401(k) Plan is a Safe Harbor Plan and requires a mandatory employer contribution.  The employer contribution expense for the years ended December 31, 2016, 2015, and 2014 was $73,  $66, and $59, respectively, and is included in general and administrative expenses.

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

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 16. QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarters ended (unaudited)
	March 31,	June 30,	September 30,	December 31,	Total
	2016	2016	2016	2016	2016

Revenue	$12,503	$14,155	$13,519	$10,470	$50,647
Operating expenses	12,662	12,508	12,445	11,009	48,624
Operating income (loss)	(159)	1,647	1,074	(539)	2,023

Net gain on dispositions of assets	3,367	8,856	3,591	7,318	23,132
Equity in loss of joint venture	-	-	(54)	(190)	(244)
Net gain on derivatives and convertible debt	6,117	162	26	72	6,377
Other income (expense)	(21)	23	85	(32)	55
Interest expense	(1,329)	(1,248)	(1,127)	(1,006)	(4,710)
Loss on debt extinguishment	(173)	(976)	(399)	(639)	(2,187)
Impairment loss	(793)	(121)	(343)	(220)	(1,477)
Earnings from continuing operations before income tax expense	7,009	8,343	2,853	4,764	22,969
Income tax expense	-	-	-	(125)	(125)
Earnings (loss) from continuing operations	7,009	8,343	2,853	4,639	22,844
Gain from discontinued operations, net of tax	678	-	-	-	678

Net earnings	7,687	8,343	2,853	4,639	23,522
Earnings attributable to noncontrolling interest	(389)	(178)	(61)	(99)	(727)
Earnings attributable to controlling interests	7,298	8,165	2,792	4,540	22,795
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(17,740)	(1,057)	(976)	(975)	(20,748)
Net earnings (loss) attributable to common shareholders	$(10,442)	$7,108	$1,816	$3,565	$2,047

Basic Earnings Per Share (1)
Basic EPS from continuing operations	$(2.25)	$1.44	$0.37	$0.72	$0.28
Basic EPS from discontinued operations	0.14	-	-	-	0.13
Total EPS Basic	$(2.11)	$1.44	$0.37	$0.72	$0.41

Diluted Earnings Per Share (1)
Diluted EPS from continuing operations	$(2.25)	$0.18	$0.06	$0.10	$0.12
Diluted EPS from discontinued operations	0.14	-	-	-	0.02
Total EPS Diluted	$(2.11)	$0.18	$0.06	$0.10	$0.14

(1) Quarterly and total annual EPS are based on the weighted average number of shares outstanding during each quarter and the annual period. Due to rounding and differences in earnings and losses between the quarterly and annual periods, the sum of the quarterly EPS amounts may not equal the reported amounts for the year.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

	Quarters ended (unaudited)
	March 31,	June 30,	September 30,	December 31,	Total
	2015	2015	2015	2015	2015

Revenue	$12,692	$16,733	$15,895	$13,394	$58,714
Operating expenses	13,134	14,247	13,983	13,826	55,190
Operating income (loss)	(442)	2,486	1,912	(432)	3,524

Net gain (loss) on dispositions of assets	11	(137)	2,927	1,997	4,798
Net gain (loss) on derivatives and convertible debt	4,823	(4,710)	7,895	3,570	11,578
Other income (expense)	95	31	(4)	(8)	114
Interest expense	(1,547)	(1,510)	(1,137)	(1,328)	(5,522)
Loss on debt extinguishment	(7)	-	(104)	(102)	(213)
Impairment recovery (loss)	(777)	(3,053)	313	(312)	(3,829)
Earnings (loss) from continuing operations before income tax expense	2,156	(6,893)	11,802	3,385	10,450
Income tax expense	-	-	-	-	-
Earnings (loss) from continuing operations	2,156	(6,893)	11,802	3385	10,450
Gain from discontinued operations, net of tax	1,294	994	152	1,432	3,872

Net earnings (loss)	3,450	(5,899)	11,954	4,817	14,322
(Earnings) loss attributable to noncontrolling interest	(281)	284	(724)	(476)	(1,197)
Earnings (loss) attributable to controlling interests	3,169	(5,615)	11,230	4,341	13,125
Dividends declared and undeclared and in kind dividends deemed on preferred stock	(891)	(902)	(914)	(925)	(3,632)
Net earnings (loss) attributable to common shareholders	$2,278	$(6,517)	$10,316	$3,416	$9,493

Basic Earnings Per Share (1)
Basic EPS from continuing operations	$0.24	$(1.52)	$2.06	$0.44	$1.24
Basic EPS from discontinued operations	0.24	0.20	0.03	0.25	0.70
Total EPS Basic	$0.48	$(1.32)	$2.09	$0.69	$1.94

Diluted Earnings Per Share (1)
Diluted EPS from continuing operations	$(0.14)	$(1.52)	$0.12	$(0.04)	$(0.15)
Diluted EPS from discontinued operations	0.05	0.20	0.01	0.05	0.15
Total EPS Diluted	$(0.09)	$(1.32)	$0.13	$0.01	$-

(1)  Quarterly and total annual EPS are based on the weighted average number of shares outstanding during each quarter and the annual period. Due to rounding and differences in earnings and losses between the quarterly and annual periods, the sum of the quarterly EPS amounts may not equal the reported amounts for the year.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

NOTE 17.  SUBSEQUENT EVENTS

Subsequent Property Activity

On January 23, 2017 the Company executed an agreement to purchase a portfolio of four Home2 Suites hotels for $73,750.  The portfolio includes the Home2 Suites Memphis / Southaven, the Home2 Suites Austin / Round Rock, the Home2 Suites Lexington University / Medical Center (Kentucky), and the Home2 Suites Tallahassee State Capitol.  The closing of these acquisitions is anticipated to occur in the first quarter of 2017, but is subject to customary closing conditions including accuracy of representations and warrants and compliance with covenants and obligations.

Subsequent Debt Transactions

On January 27, 2017, the Company extended the maturity date on the WAB loan with a principal balance of $4,806 on December 31, 2016 from February 1, 2017 to February 1, 2018.  This loan was subsequently repaid in full with the refinancing discussed below.

On March 1, 2017, a significant portion of the Company’s debt (including all debt outstanding at December 31, 2016 with the exception of the two variable rate WAB loans and the two fixed rate Great Western Bank loans) was refinanced with a secured credit facility that matures on March 1, 2019.  Following this refinancing, contractual debt maturities on debt outstanding at December 31, 2016 were as follows:

	Held for sale	Held for use	Total
2017	$-	$916	$916
2018	-	930	930
2019	6,000	27,691	33,691
2020	-	14,180	14,180
2021	-	13,672	13,672
Total	$6,000	$57,389	$63,389

The credit agreement provides for a $90,000 senior secured credit facility and includes an accordion feature that would allow the facility to be increased to $400,000 with additional lender commitments.  Availability under the facility is based on a borrowing base formula for the pool of hotel properties securing the facility.  As of the closing date, the collateral pool consisted of 14 hotel properties.  As of the closing date, four hotels were excluded from the borrowing base until certain conditions are satisfied and the availability under the facility was $34,250.  Those four hotels are expected to be added to the borrowing base within days after the closing and the availability under the facility is expected to increase to $41,050.  The facility is guaranteed by the Company and its material subsidiaries that do not have stand-alone financing.  Prior to the occurrence of specific capital achievements, borrowings under the facility accrue interest, at the Company’s option, at either LIBOR plus 3.95% or a base rate plus 2.95%.  Thereafter, borrowings bear interest based on a leverage-based pricing grid, at the Company’s option, at either LIBOR plus a spread ranging from 2.25% to 3.00% (depending on leverage) or a base rate plus a spread ranging from 1.25% to 2.00% (depending on leverage).  The facility matures in two years and has an automatic one-year extension upon the completion of specific capital achievements.  The facility has two additional one-year extension options following additional capital achievements.  The facility contains customary representations and warranties, covenants and events of default.

On March 1, 2017, the Company borrowed $34,250 under the facility to repay existing indebtedness and pay reserves costs related to closing of the facility.  The Company anticipates using borrowings under the facility to acquire three out of the four Home2 Suites hotels currently under contract to be acquired, which will be added to the collateral pool for the facility.  Borrowings under the facility can also be used for future acquisitions and general corporate purposes.

Condor Hospitality Trust, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(In thousands, except share and per share data)

Subsequent Equity Transactions

On January 24, 2017, the Company exchanged 150,540 new warrants (the “New Warrants”) to purchase common stock of the Company for 3,750,000 warrants (the “Old Warrants”, see Note 10) held by RES.  The number of New Warrants issued in exchange for the Old Warrants equals the number of shares of common stock issuable upon exercise of the Old Warrants pursuant to a cashless exercise provisions of the Old Warrants. The New Warrants are exercisable for 150,540 shares of common stock, have an exercise price of $.001 for each common share and expire on January 24, 2019.

On February 28, 2017, the holders of the Series D Preferred Stock voluntarily converted their shares into 39,032,225 shares of common stock at $1.60 per share pursuant to the terms of the preferred stock.  The terms of the Series D Preferred Stock provided for automatic conversion following certain future common stock offerings, and also provided for potential additional payments to the holders depending on the sales price of common stock in the offerings. As a result of the voluntary conversion, the holders are no longer entitled to the potential payments. To induce the holders of the Series D Preferred Stock to voluntarily convert their shares, the Company issued the holders $9,250 of a new series of preferred stock, the Series E Preferred Stock.

The Series E Preferred Stock ranks senior to the Company’s common stock and any other preferred stock issuances and receives preferential cumulative cash dividends at a rate of 6.25% per annum, payable quarterly of the $10.00 face value per share.  If the Company fails to pay a dividend then during the period that dividends are not paid, the dividend rate increases to 12.5%, if specific equity offering or offerings have not occurred, and increases 9.50% per annum if such equity or equity offerings have occurred. Dividends on the Series E Preferred Stock accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, whether or not such dividends are declared, and whether or not such dividends are prohibited by agreement.  Subject to certain shareholder approvals, required under Nasdaq Marketplace Rules, which Condor will seek and expects to obtain at the next annual shareholders meeting, each share of Series E Preferred Stock is convertible, at the option of the holder, at any time on or after February 28, 2019, into a number of shares of common stock determined by dividing the conversion price of $2.13 into an amount equal to the $10.00 face value per share plus accrued and unpaid dividends, if any. Upon liquidation, each share of Series E Preferred Stock is entitled to $10.00 per share, accrued and unpaid dividends, and an additional amount based on liquidation preference that the holders may have foregone by converting their Series D Preferred Stock into common stock, as adjusted for stock appreciation and dividends paid on the common stock.  The conversion price is subject to anti-dilution adjustments upon the occurrence of stock splits and stock dividends. Following a specific equity offering or offerings, from time to time a number of shares of Series E Preferred Stock automatically converts into common stock if the common stock trades at 120% of the conversion price for 60 trading days, and the number of shares converted will be determined by certain trading volumes measures. The Company has rights, following a specific equity offering or offerings, to redeem up to 490,250 shares of the Series E Preferred Stock at prices from 110% to 130% of its liquidation value, and the holders have put rights commencing March 16, 2021 to put the Series E Preferred Stock to the Company at 130% of its liquidation preference, which the Company can satisfy with cash or common stock.    The Series E Preferred Stock votes as a class on matters generally affecting the Series E Preferred Stock, and as long as 434,750 shares of Series E Preferred Stock (47% of the originally issued shares of Series E Preferred Stock) remain outstanding, then 75% approval of the Series E Preferred Stock will be required to approve merger, consolidation, liquidation or winding up of Condor, related party transactions exceeding $120, payment of dividends on common stock except from funds from operations or to maintain REIT status, the grant of exemptions from Condor’s charter limitation on ownership of 9.9% of any class or series of its securities (exclusive of persons currently holding exemptions), issuance of preferred stock or commitment or agreement to do any of the foregoing.

Condor Hospitality Trust, Inc. and Subsidiaries

Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2016

(In thousands)

							Additions, (dispositions),
							(impairments)
				Initial cost			Subsequent to acquisition				Gross amount at December 31, 2016
Brand	Location	Acquisition date	Encumbrance	Land	Buildings & improvements	Furniture & equipment	Land	Buildings & improvements		Furniture & equipment	Land	Buildings & improvements	Furniture & equipment	Accumulated depreciation	Net book value
Super 8	Creston, Iowa	09/19/1978	GWBR	$56	$765	$76	$90	$1,574		$892	$146	$2,339	$968	$(2,213)	$1,240
Quality Inn	Solomons, Maryland	06/01/1986	WAB	2,304	2,719	269	-	1,514		436	2,304	4,233	705	(3,220)	4,022
Comfort Inn	New Castle, Pennsylvania	07/01/1987	MS	57	3,732	369	(1)	344		426	56	4,076	795	(2,550)	2,377
Key West Inn	Key Largo, Florida	08/01/1987	MS	339	2,947	292	-	1,186		342	339	4,133	634	(2,553)	2,553
Comfort Inn	Harlan, Kentucky	07/01/1993	WAB	-	2,684	265	-	(1,265)		512	-	1,419	777	(532)	1,664
Quality Inn	Morgantown, West Virginia	10/01/1996	MS	398	3,749	347	-	633		704	398	4,382	1,051	(2,732)	3,099
Comfort Suites	Ft. Wayne, Indiana	11/07/2005	HUNT	1,200	3,964	840	-	1,037		591	1,200	5,001	1,431	(2,555)	5,077
Comfort Suites	Lafayette, Indiana	11/07/2005	HUNT	850	3,054	420	-	375		301	850	3,429	721	(1,561)	3,439
Comfort Inn & Suites	Warsaw, Indiana	11/07/2005	HUNT	650	2,121	380	-	380		438	650	2,501	818	(1,330)	2,639
Comfort Suites	South Bend, Indiana	11/30/2005	WAB	500	10,602	910	(250)	(4,264)		1,392	250	6,338	2,302	(1,691)	7,199
Supertel Inn	Creston, Iowa	06/30/2006	MS	235	2,364	344	-	(16)		65	235	2,348	409	(1,012)	1,980
Super 8	Billings, Montana	01/05/2007	WAB	518	4,648	159	(27)	(12)		259	491	4,636	418	(1,507)	4,038
Days Inn	Bossier City, Louisiana	04/04/2007	GWBR	1,025	5,031	87	(768)	(3,792)		750	257	1,239	837	(813)	1,520
Hilton Garden Inn	Dowell, Maryland	05/25/2012	CANTOR	1,400	9,492	323	-	621		348	1,400	10,113	671	(1,644)	10,540
SpringHill Suites	San Antonio, Texas	10/01/2015	LAT	1,597	14,353	1,550	-	114		20	1,597	14,467	1,570	(786)	16,848
Courtyard by Marriott	Jacksonville, Florida	10/02/2015	WABJ	2,100	11,050	850	-	152		3	2,100	11,202	853	(710)	13,445
Hotel Indigo	Atlanta, Georgia	10/02/2015	WABA	800	8,700	1,500	-	86		141	800	8,786	1,641	(729)	10,498
Aloft	Leawood, Kansas	12/14/2016	GWB	3,339	18,046	1,115	-	(5)		-	3,339	18,041	1,115	(57)	22,438
Subtotal Hotel Properties				17,368	110,021	10,096	(956)	(1,338)	-	7,620	16,412	108,683	17,716	(28,195)	114,616
Construction in progress				-	-		-	82		4	-	82	4	-	86
Office building				69	1,517	-	(69)	(1,517)		487	-	-	487	(318)	169
Total				$17,437	$111,538	$10,096	$(1,025)	$(2,773)		$8,111	$16,412	$108,765	$18,207	$(28,513)	$114,871

Condor Hospitality Trust, Inc. and Subsidiaries

Notes to Schedule III Real Estate and Accumulated Depreciation

As of December 31, 2016

(In thousands)

Encumbrance codes refer to the following lenders:

MS	Morgan Stanley	WAB	Western Alliance Bank Fixed Rate Debt
GWBR	Great Western Bank Revolving Credit Facility	HUNT	Huntington
LAT	Latitude	CANTOR	Cantor
WABA	Western Alliance Bank Variable Rate Debt - $4.9m	WABJ	Western Alliance Bank Variable Rate Debt - $9.9m
GWB	Great Western Bank Fixed Rate Debt

See Accompanying Report of Independent Registered Public Accounting Firm

	ASSET BASIS	Total
(a)	Balance at January 1, 2014	$248,468
	Additions	3,058
	Disposals	(32,646)
	Impairment loss	(4,295)
	Balance at December 31, 2014	214,585
	Additions	46,489
	Disposals	(65,802)
	Impairment loss	(6,373)
	Balance at December 31, 2015	188,899
	Additions	25,618
	Disposals	(68,256)
	Impairment loss	(2,877)
	Balance at December 31, 2016	$143,384

	ACCUMULATED DEPRECIATION	Total
(b)	Balance at January 1, 2014	$84,112
	Depreciation for the period ended December 31, 2014	6,549
	Depreciation on assets sold or disposed	(13,884)
	Impairment loss	(1,374)
	Balance at December 31, 2014	75,403
	Depreciation for the period ended December 31, 2015	5,400
	Depreciation on assets sold or disposed	(19,938)
	Impairment loss	(2,665)
	Balance at December 31, 2015	58,200
	Depreciation for the period ended December 31, 2016	5,190
	Depreciation on assets sold or disposed	(33,477)
	Impairment loss	(1,400)
	Balance at December 31, 2016	$28,513

(c)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $148.4 million (unaudited).

(d)	Depreciation is computed based upon the following useful lives:

Buildings and improvements     15 - 40 years

Furniture and equipment             3 - 12 years

(e)	The Company has mortgages payable on the properties as noted. Additional mortgage information can be found in Note 6 to the consolidated financial statements.

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

Management’s Annual Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The Company’s management used the framework in Internal Control—Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants, and rights under existing equity compensation plans as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	2,500	$7.84	2,984,651 (1)
Equity compensation plans not approved by security holders	433,125	1.96	-
Total	435,625	$2.00	-

(1)

Represents shares issuable under the Company’s 2016 Stock Plan. The maximum number of shares of the Company’s common stock that may be issued under the 2016 Stock Plan is 3,000,000, provided, however, that awards under this plan may not exceed 250,000 shares of common stock prior to the conversion into common stock of all shares of Series D Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

Exhibits

3.1*Amended and Restated Articles of Incorporation of the Company, as amended.

3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 19, 2014).

10.1 Third Amended and Restated Agreement of Limited Partnership of Condor Hospitality Limited Partnership, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2016).

10.2 Amended and Restated Limited Liability Company Agreement of Spring Street Hotel Property II LLC dated as of August 22, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 22, 2016).

10.3Limited Liability Company Agreement of Spring Street Hotel OpCo II LLC dated as of August 22, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 22, 2016).

10.4 Hotel Management Agreement dated June 29, 2016 by and between TRS Leasing, Inc., TRS Subsidiary, LLC and Kinseth Hotel Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 29, 2016).

10.5 Hotel Management Agreement dated June 29, 2016 by and between TRS Leasing, Inc., TRS Subsidiary, LLC and Strand Development Company, LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 29, 2016).

10.6 Hotel Management Agreement dated June 29, 2016 by and between TRS Leasing, Inc., TRS Subsidiary, LLC, SPPR TRS Subsidiary, LLC, BMI Alexandria TRS Subsidiary, LLC and Hospitality Management Advisors, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 29, 2016).

10.7   Hotel Management Agreement dated June 29, 2016 by and between SPPR-Dowell TRS Subsidiary, LLC and Cherry Cove Hospitality Management, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 29, 2016).

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

10.11Hotel Management Agreement, dated June 29, 2016, by and between TRS Leasing, Inc., TRS Subsidiary, LLC and K Partners Hospitality Group LP (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 29, 2016).

10.12Agreement between Spring Street Hotel OpCo LLC and Boast Hotel Management Company LLC dated effective August 19, 2016 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 22, 2016).

10.13Hotel Management Agreement dated as of December 14, 2016 between TRS KCI Loft, LLC and Presidian Destinations, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 14, 2016).

10.14 Amended and Restated Loan Agreement dated December 3, 2008 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2013).

10.15  First Amendment to Amended and Restated Loan Agreement dated February 4, 2009 between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2009).

10.16  Second Amendment to Amended and Restated Loan Agreement dated March 29, 2010 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s

Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2010).

10.17  Third Amendment to Amended and Restated Loan Agreement dated March 15, 2011 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2011).

10.18 Fourth Amendment to Amended and Restated Loan Agreement dated December 9, 2011 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 9, 2011).

10.19Fifth Amendment to Amended and Restated Loan Agreement dated February 21, 2012 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 21, 2012).

10.20 Sixth Amendment to Amended and Restated Loan Agreement dated effective as of December 31, 2012 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 17, 2013).

10.21Seventh Amendment to Amended and Restated Loan Agreement dated March 26, 2013 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 26, 2013).

10.22 Eighth Amendment to Amended and Restated Loan Agreement dated July 31, 2013 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2013).

10.23 Ninth Amendment to Amended and Restated Loan Agreement dated June 30, 2014 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 30, 2014).

10.24 Tenth Amendment and Written Consent to Amended and Restated Loan Agreement dated August 1, 2014 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 1, 2014).

10.25 Eleventh Amendment to Amended and Restated Loan Agreement dated August 1, 2014 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 1, 2014).

10.26 Twelfth Amendment to Amended and Restated Loan Agreement dated November 20, 2014 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 20, 2014).

10.27   Thirteenth Amendment to Amended and Restated Loan Agreement dated June 5, 2015 by and between the Company and Great Western Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 5, 2015).

10.28 Promissory Note, Loan Agreement and form of Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated January 5, 2007 by Condor Hospitality Limited Partnership to and for the benefit of Western Alliance Bank (incorporated herein by reference to Exhibit 10.19 to the Company’s

Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2012).

10.29 Amendment No. 1 to the Promissory Note dated January 5, 2007 by Condor Hospitality Limited Partnership to and for the benefit of Western Alliance Bank (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2013).

10.30 Global Amendment and Consent dated March 16, 2009 between Condor Hospitality Limited Partnership, SPPR-South Bend, LLC and Western Alliance Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2009).

10.31 Unconditional Guaranties of Payment and Performance dated March 16, 2009, by the Company and Condor Hospitality REIT Trust to and for the benefit of Western Alliance Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2009).

10.32  Loan Modification Agreements dated as of September 30, 2009 by and between Western Alliance Bank, the Company, Condor Hospitality Limited Partnership, Condor Hospitality REIT Trust and SPPR-South Bend, LLC, (incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2009).

10.33  Covenant Waiver dated as of November 9, 2009 by Western Alliance Bank to the Company, Condor Hospitality Limited Partnership, Condor Hospitality REIT Trust and SPPR-South Bend, LLC, (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2009).

10.34 Loan Modification Agreement dated as of March 25, 2010 by and between Western Alliance Bank, Condor Hospitality Limited Partnership, SPPR-South Bend, LLC, Condor Hospitality REIT Trust and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2010).

10.35 Loan Modification Agreement dated as of March 29, 2012 by and between Condor Hospitality Limited Partnership, SPPR-South Bend, LLC, the Company and Condor Hospitality REIT Trust and Western Alliance Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 29, 2012).

10.36 Loan Waiver and Collateral Agreement dated as of November 14, 2012 by and between Condor Hospitality Limited Partnership, SPPR-South Bend, LLC, the Company and Condor Hospitality REIT Trust and Western Alliance Bank (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2012).

10.37 Loan Modification Agreement dated as of August 13, 2013 by and between Condor Hospitality Limited Partnership, SPPR-South Bend, LLC, the Company and Condor Hospitality REIT Trust and Western Alliance Bank (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended June 30, 2013).

10.38 Loan Modification Agreement dated as of November 13, 2013 by and between Condor Hospitality Limited Partnership, SPPR-South Bend, LLC, the Company and Condor Hospitality REIT Trust and Western Alliance Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2013).

10.39 Loan Modification Agreement dated as of March 14, 2014 by and between Condor Hospitality Limited Partnership, SPPR-South Bend, LLC, the Company and Condor Hospitality REIT Trust and Western Alliance Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended June 30, 2014).

10.40 Loan Modification Agreement dated as of October  13, 2014 by and between Condor Hospitality Limited Partnership, SPPR-South Bend, LLC, the Company and Condor Hospitality REIT Trust and Western Alliance Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2014).

10.41 Loan Modification Agreement dated as of December 30, 2014 by and between Condor Hospitality Limited Partnership, SPPR-South Bend, LLC, the Company and Condor Hospitality REIT Trust and Western Alliance Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 23, 2014).

10.42 Loan Modification Agreement dated as of February 17, 2015 by and between Condor Hospitality Limited Partnership, SPPR-South Bend, LLC, the Company and Condor Hospitality REIT Trust and Western Alliance Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated February 17, 2015).

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

10.45Second Amendment to Loan Agreement, dated as of April 15, 2016, between Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC and U.S. Bank National Association, as Trustee for Morgan Stanley Bank of America Merrill Lynch Trust 2013-C7, Commercial Mortgage Pass-Through Certificates, Series 2013-C7 (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended June 30, 2016).

10.46 Guaranty of Recourse Obligations of Borrower, dated as of November 2, 2012, by the Company in favor of Morgan Stanley Mortgage Capital Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 2, 2012).

10.47 Cash Management Agreement, dated as of November 2, 2012, among Morgan Stanley Mortgage Capital Holdings LLC, Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC, Hospitality Management Advisors, Inc., Kinseth Hotel Corporation and Strandco, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated November 2, 2012).

10.48 First Amendment to Cash Management Agreement, dated as of November 5, 2012, among Morgan Stanley Mortgage Capital Holdings LLC, Solomons Beacon Inn Limited Partnership, TRS Subsidiary, LLC, Hospitality Management Advisors, Inc., Kinseth Hotel Corporation and Strandco, Inc. (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2012).

10.49   Loan Agreement dated October 2, 2015 between Western Alliance Bank and CDOR Atl Indy, LLC and TRS Atl Indy, LLC (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.50   Loan Agreement dated October 2, 2015 between Western Alliance Bank and CDOR Jax Court, LLC and TRS Jax Court, LLC (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.51   Term Loan Note dated October 2, 2015 by CDOR Atl Indy, LLC and TRS Atl Indy, LLC to the order of Western Alliance Bank (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.52   Term Loan Note dated October 2, 2015 by CDOR Jax Court, LLC and TRS Jax Court, LLC to the order of Western Alliance Bank (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.53   Guaranty dated October 2, 2015 by the Company for the benefit of Western Alliance Bank (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.54   Guaranty dated October 2, 2015 by the Company for the benefit of Western Alliance Bank (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.55   Assignment and Assumption of Deed of Trust and Other Loan Documents and Modification Agreement dated October 1, 2015 by and among PHG San Antonio, LLC, Jatin Desai, Mitul Patel, and Gregory M. Friedman, CDOR San Spring, LLC, TRS San Spring, LLC and the Company, and LMREC 2015-CRE1, Inc. (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.56   Promissory Note (SpringHill Suites) dated April 21, 2014 by PHG San Antonio, LLC to the order of LMREC III Holdings III, Inc. (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.57   Deed of Trust, Security Agreement and Financing Statement by PHG San Antonio, LLC to Cyrus N. Ansari, Esq. for the benefit of LMREC III Holdings III, Inc. (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.58   Indemnity and Guarantee Agreement (SpringHill Suites) dated October 1, 2015 by the Company in favor of LMREC 2015-CRE 1, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.59   Lockbox and Security Agreement (SpringHill Suites) dated October 1, 2015 by CDOR San Spring, LLC and TRS San Spring, LLC in favor of LMREC 2015-CRE 1, Inc. (incorporated herein by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended September 30, 2015).

10.60Loan Agreement dated as of August 22 2016 between Spring Street Hotel Property LLC, Spring Street Hotel Opco LLC and LoanCore Capital Credit REIT LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 22, 2016).

10.61Guaranty of Recourse Obligations by the Company and Alan Kanders and Raviraj Kiran Dave dated August 22, 2016 in favor of LoanCore Capital Credit REIT LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 22, 2016).

10.62Loan Agreement dated as of December 14, 2016 among CDOR KCI Loft, LLC, TRS KCI Loft, LLC and Great Western Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 14, 2016).

10.63Springing Unconditional Guaranty of Payment and Performance dated as of December 14, 2016 by the Company in favor of Great Western Bank (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 14, 2016).

10.64Limited Guaranty of Payment and Performance dated as of December 14, 2016 by the Company in favor of Great Western Bank (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated December 14, 2016).

10.65 Purchase Agreement, dated November 16, 2011, by and among the Company, Condor Hospitality Limited Partnership and Real Estate Strategies L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (Commission file number 001-34087) dated November 16, 2011).

10.66 Warrants issued to Real Estate Strategies L.P. dated February 1, 2012 and February 15, 2012 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.67 Investor Rights and Conversion Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.68 Registration Rights Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.69 Directors Designation Agreement, dated February 1, 2012, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated January 30, 2012).

10.70 Agreement, dated August 9, 2013, by and among the Company, Real Estate Strategies L.P. and IRSA Inversiones y Representaciones Sociedad Anonima (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated August 9, 2013)

10.71   Agreement, dated July 23, 2015, between Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anonima and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 23, 2015).

10.72Stock Purchase Agreement, dated as of March 16, 2016, between SREP III Flight-Investco, L.P. and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.73Investor Rights Agreement, dated as of March 16, 2016, by and among SREP III Flight-Investco, L.P., StepStone Group Real Estate LP and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.74Agreement, dated as of March 16, 2016, by and among Real Estate Strategies L.P., IRSA Inversiones y Representaciones Sociedad Anónima and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 16, 2016).

10.75 The Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.76 Amendment to the Company’s 2006 Stock Plan dated May 28, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 28, 2009).

10.77 Amendment to the Company’s 2006 Stock Plan dated May 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated May 22, 2012).

10.78 Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2011).

10.79The Company’s 2016 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated June 15, 2016).

10.80 Jeffrey W. Dougan Employment Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2013).

10.81 Jeffrey W. Dougan Restricted Stock Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2013).

10.82 Jeffrey W. Dougan Stock Option Agreement dated July 15, 2013 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2013).

10.83 Kelly Walters Letter Agreement dated January 29, 2015 (incorporated herein by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K (Commission file number 001-34087) for the year ended December 31, 2014).

10.84   Amended and Restated Employment Agreement dated March 2, 2015 by and between the Company and J. William Blackham, as amended and restated on September 16, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated September 16, 2016).

10.85   Common Stock Purchase Warrant dated March 2, 2015 between the Company and J. William Blackham (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 2, 2015).

10.86   Letter dated March 25, 2015 with Corrine L. Scarpello (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated March 25, 2015).

10.87   Letter dated July 9, 2015 with Corrine L. Scarpello (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 9, 2015).

10.88Form of Executive Officer and Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-34087) for the quarter ended March 31, 2016).

10.89 Director and Named Executive Officers Compensation is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2016”, “Outstanding Equity Awards at Fiscal Year-End”, and “Director Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders for 2017.

10.90   Purchase and Sale Agreement dated July 14, 2015 between Condor Hospitality Limited Partnership and PHG College Park, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 14, 2015).

10.91   Purchase and Sale Agreement dated July 14, 2015 between Condor Hospitality Limited Partnership and PHG Jax Flagler, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 14, 2015).

10.92   Purchase and Sale Agreement dated July 14, 2015 between Condor Hospitality Limited Partnership and PHG San Antonio, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 001-34087) dated July 14, 2015).

10.93Agreement of Purchase and Sale dated as of August 29, 2016 between Leawood ADP, Ltd. and Condor Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated August 29, 2016 (001-34087)).

21.0* Subsidiaries.

23.1* Consent of KPMG LLP.

31.1* Section 302 Certification of Chief Executive Officer.

31.2* Section 302 Certification of Chief Financial Officer.

32.1* Section 906 Certifications.

101.1* The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Pursuant to Item 601 (b)(4) of Regulation S-K, certain instruments with respect to the Company’s long-term debt are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as Exhibits 10.75 through 10.89.

* Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto dually authorized

	March 1, 2017	/s/J. William Blackham
J. William Blackham
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/J. William Blackham		Chief Executive Officer	March 1, 2017
J. William Blackham		(Principal Executive Officer)

/s/Jonathan J. Gantt		Chief Financial Officer	March 1, 2017
Jonathan J. Gantt		(Principal Financial Officer)

/s/Arinn A. Cavey		Chief Accounting Officer	March 1, 2017
Arinn A. Cavey		(Principal Accounting Officer)

/s/James H. Friend		Chairmen of the Board	March 1, 2017
James H. Friend

/s/Daphne J. Dufresne		Board Member	March 1, 2017
Daphne J. Dufresne

/s/Daniel R. Elsztain		Board Member	March 1, 2017
Daniel R. Elsztain

/s/Jeff Giller		Board Member	March 1, 2017
Jeff Giller

/s/Donald J. Landry		Board Member	March 1, 2017
Donald J. Landry

/s/Mark Linehan		Board Member	March 1, 2017
Mark Linehan

/s/Brendan MacDonald		Board Member	March 1, 2017
Brendan MacDonald

/s/John M. Sabin		Board Member	March 1, 2017
John M. Sabin